Form 10-K
period 2006-12-29
Willdan Group, Inc.
filed 2007-03-27
CIK 1370450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                                        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2006

OR

☐                                          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-33076

WILLDAN GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	14-1951112
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
2401 East Katella Avenue, Suite 300, Anaheim, CA	92806
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (800) 424-9144

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The registrant’s common stock had not yet been listed as of the last day of its most recently completed second fiscal quarter. As of December 29, 2006, the last business day of the registrant’s most recently completed fiscal quarter, there were 5,681,700 shares of the registrant’s common stock outstanding that were held by non-affiliates of the registrant and the aggregate market value of such shares held by non-affiliates of the registrant (based upon the closing sale price of such shares on The Nasdaq Global Market on December 29, 2006) was approximately $56.8 million. Shares of the registrant’s common stock held by each executive officer and director as of December 29, 2006 have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 26, 2007, there were 7,147,640 shares of common stock, $0.01 par value share, of the registrant issued and outstanding.

Documents Incorporated by Reference:

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2007, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

PART I

ITEM 1.                BUSINESS

Overview

We are a leading provider of outsourced services to small and mid-sized public agencies in California and other western states. Outsourcing enables these agencies to provide a wide range of specialized services, without having to incur and maintain the overhead necessary to develop staffing in-house. We provide a broad range of services to public agencies, including:

•       civil engineering;

•       building and safety services;

•       geotechnical engineering;

•       financial and economic consulting; and

•       disaster preparedness and homeland security.

We operate our business through a network of over 20 offices located throughout California and other western states and had a staff of 670 as of December 29, 2006 that includes licensed engineers and other professionals. Our core clients are public agencies in communities with populations ranging from 10,000 to 300,000 people. We believe communities of this size are underserved by large outsourcing companies that tend to focus on securing large federal and state projects, as well as projects for the private sector. We seek to establish a close working relationship with our public agency clients and, over time, to expand the breadth and depth of the services we provide to them.

While we currently serve communities throughout the country, our business is concentrated in California and neighboring states. We provide services to approximately 60% of the 478 cities and over 60% of the 58 counties in California. We also serve special districts, school districts and other public agencies.

We were founded over 40 years ago, and today consist of a family of wholly owned companies that operate within the following areas:

•       Engineering Services.   Our subsidiary, Willdan, provides engineering-related services to public agencies, and our subsidiary, Arroyo Geotechnical, offers geotechnical engineering services. For fiscal year 2005 and fiscal year 2006, revenue for the Engineering Services segment represented 84.6% and 84.1%, respectively, of our overall contract revenue.

•       Public Finance Services.   Our subsidiary, MuniFinancial, offers financial and economic services to public agencies. For fiscal year 2005 and fiscal year 2006, contract revenue for the Public Finance Services segment represented 15.3% and 14.7%, respectively, of our overall contract revenue.

•       Homeland Security Services.   Our subsidiary, American Homeland Solutions, or AHS, offers homeland security, disaster preparedness and public safety consulting services. We formed AHS in 2004, and it began generating revenue in the second half of fiscal year 2005. For fiscal year 2005 and fiscal year 2006, contract revenue for our Homeland Security Services segment represented 0.1% and 1.2%, respectively, of our overall contract revenue.

In February and March 2007, there were several changes to our senior management affecting us and our operating subsidiary, Willdan. Win Westfall, who was our President, Chief Executive Officer and Chairman of the Board of Directors, resigned from his positions as President and Chief Executive Officer as of February 8, 2007. Mr. Westfall continues to serve as Chairman. Since February 8, 2007, Tracy Lenocker, a former member of our board of directors, has served as interim Chief Executive Officer and

President, and will continue to do so until a successor has been appointed by the board of directors. Mr. Lenocker resigned from his positions as a member of our board of directors and audit committee and as chairman of the compensation committee and nominating and corporate governance committee as of February 8, 2007. Richard Kopecky, our former Senior Vice President and President and Chief Executive Officer of Willdan was terminated from both of these positions, effective February 6, 2007. He remains with the company in a new role at another of our subsidiaries, Public Agency Resources. David L. Hunt, who most recently served as the Senior Vice President and Regional Manager of our Orange County, California regional office, was appointed as President and Chief Executive Officer of our subsidiary, Willdan, on March 21, 2007. Mr. Westfall served as the interim President and Chief Executive Officer of our subsidiary Willdan prior to Mr. Hunt’s appointment.

Market Opportunity

As the population of the United States continues to grow, cities, counties and local agencies face the increased challenges of building the infrastructure and providing the services required by their growing constituencies. These entities increasingly are turning to privatization as a way to supplement their in-house ability to deliver services.

Much of the western United States, particularly in California, is characterized by strong county governments that oversee large tracts of land. Beginning in the 1960’s, cities and towns in California began to contract for governmental services, such as police and fire, from the counties in which they were located. Over time, this form of outsourcing extended to private companies, which provided ready access to expertise, without the corresponding financial commitment to the hiring of permanent staff. Today the privatization of services is particularly well established in California and the western United States, where hundreds of communities currently utilize contract services.

Conversely, we believe that much of the northeastern, midwestern and southern sections of the United States were developed by the creation of densely populated, major urban areas that are surrounded by small towns, villages and cities, many of which chose to establish their own governmental operations, and provide discrete police, fire, building and safety, public works and other services to their constituents. As the infrastructure in these communities deteriorates, we believe outsourcing to the private sector will become a logical alternative to developing in-house expertise and staffing to rehabilitate the existing public infrastructure.

We believe the market for privatized governmental services is being driven by a number of factors, including:

•       population growth, which leads to a need for increased capacity in government services and infrastructure;

•       demand by constituents for a wider variety of services;

•       the creation of new municipalities and the growth of smaller communities, which creates the need to obtain highly specialized services without incurring the costs of hiring permanent staffing and the associated support structure;

•       the deterioration of local infrastructures, especially in aging areas; and

•       government funding programs, such as federal homeland security grants and various state legislation, that provide funds for local communities to provide services to their constituents.

Within our specific markets, privatized services can take the form of:

•       contracting for specific projects, such as engineering design, construction management and inspection for public infrastructure improvements, such as streets, water and wastewater systems, or storm drains;

•       creating or staffing entire departments or positions within departments, on a contract or interim basis, such as serving as the building and safety department of a newly formed community, or supplying a contract engineer, planner or building official to supplement an existing agency; and

•       providing overflow and emergency work, such as building and infrastructure plan review or inspections relating to construction and reconstruction efforts.

Engineering Services

Engineering services encompass a variety of disciplines associated with the design and construction of public infrastructure improvements. We expect demand for engineering services to grow as continued population growth in California and other western states places significant strain on the infrastructure in those areas. The U.S. Census Bureau projects that the populations of California, Arizona, Colorado, Utah and Nevada will, in aggregate, increase by over 23 million residents from 2000 to the year 2030. The table below shows long-term growth projections for those five western states:

Projected Changes in State Populations: 2000 to 2030

	Census 2000 Population	Projected Population for 2030	Projected Change in Residents Added (2000-2030)	Projected Change as a Percentage (2000-2030)	50-State Rank in Percentage Change
California	33,872,000	46,445,000	12,573,000	37.1%	13
Arizona	5,131,000	10,712,000	5,581,000	108.8	2
Colorado	4,301,000	5,792,000	1,491,000	34.7	14
Utah	2,233,000	3,485,000	1,252,000	56.1	5
Nevada	1,998,000	4,282,000	2,284,000	114.3	1

Source: U.S. Census Bureau, Population Division, April 2005

From 2000 to 2005, the population in these fives states grew by over 3.7 million people, according to the U.S. Census Bureau.

Increasing populations drive the need for new infrastructure, as well as the rehabilitation of aging structures, such as those related to aviation, bridges, dams, drinking water, energy (power), hazardous waste, navigable waterways, public parks/recreation, railroads, roads, schools, security, solid waste, transit, and wastewater. The American Society of Civil Engineers, or ASCE, in its 2005 United States Infrastructure Report Card, rated only one of these elements, solid waste, as high as “C+”. The elements were rated on a school-type scale of A to F, on a national basis. Ten of the 15 were rated “D+” or below. On a national level, the ASCE estimates that $1.6 trillion needs to be spent over the next five years to bring these elements up to a functional level.

At the state level, the grades for California as measured by the ASCE were similar. The ASCE estimates that 28% of California’s bridges are structurally deficient or functionally obsolete, and 71% of the state’s major roads are in poor or mediocre condition. Additionally, the ASCE estimates that $17.5 billion will be needed over the next 20 years to meet the drinking water needs for the state. These findings are supported by the California Infrastructure Coalition’s annual report for 2005, in which the

Coalition states that much of the state’s infrastructure is outdated, overburdened and will not meet the needs of the state’s projected population growth.

In August 2005, President Bush signed the Safe, Accountable, Flexible, Efficient Transportation Equity Act: A Legacy for Users, or SAFETEA-LU, in response to growing concern over the condition of our nation’s infrastructure. This legislation allocates more than $286 billion to infrastructure investment through 2009, a 40% increase over predecessor legislation. State and local governments will play an expanded role in the deployment of these federal funds, receiving approximately 79% of the disbursements. California is slated to receive $23 billion under this program.

In addition, state and local agencies are devoting an increasing percentage of their own budgets to infrastructure. The State of California budget for fiscal year 2006-2007 provides in excess of $13.3 billion for transportation and infrastructure related spending, an increase of 9% over fiscal year 2005-2006. A significant portion of these funds will be “pushed down” to local agencies for project implementation. The Cities’ Annual Report from the California State Controller’s Office indicated that, for fiscal year 2003-2004 (the most recent report published), total city operating expenditures exceeded $40 billion, an increase of 3.9% over the prior period. In addition, approximately $8.2 billion was budgeted to be spent on capital improvements, an increase of 1.5% over the prior fiscal year. We believe that the trend toward increased local funding of infrastructure related activities will continue in subsequent years.

Voters in the western United States are also acting to provide funding for infrastructure improvement and rehabilitation. In California, the voters in 18 counties, representing over 75% of the state’s population, have passed sales tax increases to fund transportation improvements. In Maricopa County, Arizona, voters enacted Proposition 400, which extends a half-cent sales tax for an additional 20 years to continue funding road building and transportation infrastructure, a measure that is expected to generate approximately $8.5 billion over this period. In Tucson, Arizona, city voters recently passed a half-cent sales tax increase that is expected to generate $2.1 billion for transportation projects over the next 20 years.

Public Finance Services

Public agencies face an increasing burden to raise the necessary funding to build, improve and maintain infrastructure and to provide services to their local communities. While tax revenues are a primary source of funding, in California there are property tax and spending limits that curtail the generation of these funds. Alternatives include the issuance of tax-exempt securities; the formation of special financing districts to assess property owners on a parcel basis for infrastructure and public improvements, such as assessment districts and community facilities districts (known as Mello-Roos in California); the implementation of development impact fee programs that require developers to bear the cost of the impact of development on local infrastructure; user fee programs that pass costs along to the actual users of services; optimization of utility rates; and special taxes enacted by voters for specific purposes.

In California, the use of special tax revenue bonds and special assessment bonds has increased since 2003. Special tax revenue bonds are tax-exempt securities associated with community facilities districts. Special assessment bonds are the tax-exempt securities used in conjunction with assessment districts. The proceeds from these bonds are used to finance the construction and maintenance of public infrastructure.

The table below shows the use of tax-exempt securities in conjunction with bonded special financing districts in California from 2003 through 2006:

Special Assessment Bonds				Special Tax Revenue Bonds (CFD’s)
Year	Dollar Amount of Bonds Issued	% Change	Number of Issuances	Year	Dollar Amount of Bonds Issued	% Change	Number of Issuances
2003	$402,698,000	N/A	46	2003	$1,546,220,000	N/A	125
2004	474,456,000	17.8%	71	2004	1,713,404,000	10.8%	165
2005	606,007,000	27.7%	68	2005	2,761,958,000	61.2%	188
2006	440,991,000	(27.2)%	45	2006	2,257,656,000	(18.3)%	184

Source:           California State Treasurer’s Office, California Debt and Investment Advisory Commission. Data includes refundings of existing debt.

California continues to be the nation’s leading issuer of all types of tax-exempt debt, followed by Texas, New York and Florida. In 2006, a total of 993 sales of tax-exempt securities took place in California, for a total issuance of $48.7 billion, a 15.4% decrease over 2005. Issuers in Texas sold $37.7 billion in tax-exempt bonds in 2006, an increase of 6.0% over 2005. New York sold 748 issuances totaling $32.8 billion, a decrease of 23.9%. Florida sold $27.0 billion in 2006, an increase of 35.0% over 2005. Federal compliance requirements, such as arbitrage rebate calculation and continuing disclosure, apply to all tax-exempt issuances on a nation-wide basis.

To implement these financing techniques, public agencies frequently contract with private consultants to provide the advance studies, manage the processes and provide the administration necessary to support these methods. Consultants have the expertise necessary to form the special financing districts and produce an impact fee study used to develop a schedule of developer fees.

Privatized services are then also utilized to implement the programs or revised rate schedules, and in the case of special financing districts, administer the districts through the life of the bonds. Consultants also frequently provide the services necessary to comply with federal requirements for tax-exempt debt, such as arbitrage rebate calculations and continuing disclosure reports. Use of such services allows public agencies to capitalize on innovative public finance techniques without incurring the cost of developing in-house expertise.

Homeland Security Services

After September 11, 2001, the need to protect civil infrastructure and implement additional security measures became a priority at all levels of government. In addition to the threat of terrorism, Hurricanes Katrina and Rita highlighted the vulnerability of our country’s infrastructure to natural disasters. These events placed an increased burden on local and regional public agencies to be prepared to respond. In addition to fire and safety personnel, agencies responsible for the physical safety of infrastructure elements, such as water and wastewater systems, ports and airports, roads and highways, bridges and dams, are under increased pressure to prepare for natural and man-made disasters. Accordingly, the federal government now considers public works staff members to be “first responders” to such incidents and we believe that agencies are allocating resources accordingly.

For fiscal year 2006, under the Department of Homeland Security Grant Program, or HSGP, the federal government will provide $1.7 billion to the states, which in turn will disburse these funds to local law enforcement and other agencies. The federal Department of Homeland Security, or DHS, has designated 46 metropolitan areas throughout the country to receive almost half of the HSGP funds through a program called the DHS Urban Area Security Initiative, or UASI. Designated UASI metropolitan areas include: five metropolitan areas in California; the Phoenix, Arizona (Maricopa County) metropolitan area; Denver, Colorado; and Las Vegas, Nevada. States and local communities also are increasing budget funds for immigration and homeland security matters.

The table below shows federal HSGP disbursements to California, Arizona, Colorado, Utah and Nevada, and how those funds will be deployed to local agencies and initiatives. The state HSGP allocation provides for state grants to cities and other local government agencies.

Federal Department of Homeland Security Grant Program—Fiscal Year 2006

	Total HSGP Allocation	State HSGP Allocation	Local Law Enforcement Terrorism Prevention	UASI Allocation	Metropolitan Medical Response System Allocation	Citizens Corps Allocation
California	$231,951,000	$47,580,000	$42,370,000	$136,290,000	$4,180,000	$1,529,000
Arizona	20,171,000	8,660,000	6,290,000	3,920,000	929,000	372,000
Colorado	21,080,000	8,080,000	7,600,000	4,380,000	697,000	323,000
Utah	8,271,000	4,520,000	3,280,000	—	232,000	239,000
Nevada	20,509,000	8,110,000	4,180,000	7,750,000	232,000	237,000

Source:           U.S. Department of Homeland Security

We expect homeland security funding to remain constant at the federal and state levels for the foreseeable future.

Competitive Strengths

Founded over 40 years ago, we have a well-established track record of providing a wide range of privatized services to the public sector. We have developed the experience base, professional staff and support technology and software necessary to quickly and effectively respond to the needs of our clients. We believe we have developed a reputation within our industry as problem solvers across a broad range of client issues. Some of our competitive strengths include:

Quality of Service.   We pride ourselves on the quality of service that we provide to our clients. The work for which we compete is awarded primarily based on the company’s qualifications, rather than the fees proposed. We believe that our service levels, experience and expertise satisfy even the most rigorous qualification standards. We have developed a strong reputation for quality, based upon our depth of experience, ability to attract quality professionals, customized technology and software that support our services, local knowledge and the expertise we possess across multiple disciplines. We believe we are well-positioned to serve public sector clients due to our knowledge of the unique reporting processes and operating procedures of public agencies, which differ substantially from the private sector. Because public engineering contracts in California are awarded primarily based on qualifications, we believe our high quality of service is a significant factor in our providing services currently to over 60% of the cities and counties in California.

Broad range of services.   Our focus on customer service has led us to continually broaden the scope of the services we provide. At different stages in our 40-year history, as the needs of our public sector clients have evolved, we have developed service capabilities complementary to our core engineering business, including building and safety services, financial and economic services, planning services, geotechnical services, code enforcement services and, most recently, disaster planning and homeland security services.

Further, because we recognize that local public sector projects and issues often cross departmental lines, we have developed the capability to deliver multiple services in a cohesive manner to better serve our client communities as a whole.

Strategic locations in key markets.   Local agencies want professionals who understand their local needs. Therefore, we deliver our services through a network of over 20 offices dispersed throughout the western United States. Further, each of our offices is staffed with quality professionals, including former management level public sector employees, such as planners, engineers, inspectors, and police and fire department personnel. These professionals understand the local and regional markets in which they work. In addition, we operate in some of the fastest growing states, counties and cities in the country. We operate in four of the five fastest growing counties in the country (based on number of residents added from July 2004 to July 2005):  Maricopa County, Arizona; Clark County, Nevada; and Riverside and San Bernardino Counties, California. In addition, we operate in California, Arizona and Nevada, in which seven of the top 10 fastest growing cities in the nation (with populations over 100,000) are located. (Source: U.S. Census Bureau, Population Division, April 2005).

Strong, long-term client relationships.   We have developed strong relationships with our public agency clients, some of whom we have worked with for over 25 years. The value of these long-term relationships is reflected in the recurring award of new projects, ongoing staffing assignments, and long-term projects that require high-level supervision. We also seek to maintain close personal relationships with public agency decision-makers to strengthen our relationships with them and the agencies with which they work. We frequently develop new client relationships as our public agency contacts are promoted or move to other agencies. Our strong culture of community involvement and leadership in key public agency organizations underscores our customer focus and helps us cultivate and expand our client base.

Experienced, talented, and motivated employees.   Our staff consists of seasoned professionals with a broad array of specialties, and a strong customer service orientation. Our corporate culture places a high priority on investing in our people, including providing opportunities for stock ownership to attract, motivate and retain top professionals. Our executive officers have an average of more than 25 years of experience in or supporting the public sector, and an average of 17 years with our company.

Key Business Strategies

We intend to pursue the following strategies to increase our revenue and market share and profitably expand our business:

Continue to focus on small to mid-sized public agencies.   We focus on providing our services to small to mid-sized municipalities, counties, special districts and other public agencies and will continue to do so for the foreseeable future. We believe that these markets are underserved by large outsourcing companies that tend to focus on securing large federal and state projects, as well as projects for the private sector. In addition, because we work almost exclusively with governmental bodies, we are able to avoid the conflicts of interest that many of our competitors encounter who work for both private developers and the agencies that may be regulating these private entities. Further, working with literally hundreds of municipalities and public agencies has provided us with a broadly diversified client base.

Provide new service offerings and cross-sell existing services.   We intend to continue to expand our service offerings and to cross-sell additional services to existing clients. A recent example is the creation of our subsidiary, American Homeland Solutions, to provide homeland security and public safety consulting services to our core client base of local and regional public agencies. Increasingly, these public agencies face budget constraints that limit their ability to support new, unique or temporary service offerings. We believe that these government entities will increasingly view the use of privatized services as an attractive solution.

Expand our business geographically.   We have identified several high-growth regions in the United States, particularly in the Sunbelt, where we intend to pursue expansion of our business. We recently began serving communities in Colorado and Utah, and have opened offices in the states of Washington and Florida to capitalize on growth opportunities in these areas. We believe there are communities throughout the United States in which the local infrastructure is deteriorating and where contract, privatized services afford a potential solution. We intend to explore entering new markets through new office openings with key hires and through strategic acquisitions.

Continue to attract and retain valuable employees.   We believe we are able to attract and retain valuable employees as a result of having developed a strong reputation for providing quality services to our public agency clients. In addition to our traditional recruiting activities, this has provided us with a unique opportunity to attract excellent employees with local knowledge and expertise as they seek opportunities outside of public service. As a result, we are able to attract and retain a staff of well-trained, knowledgeable and respected employees who are able to provide a high level of service and local knowledge to our clients. We will continue to seek to make key hires, individually and through acquisitions, to facilitate both geographic expansion and new service offerings.

Our Services

We specialize in providing privatized services to public agencies. Our core client base is composed of cities, counties, special districts, other local and state agencies, and tribal governments.

We are organized to win and profitably manage numerous small to mid-size contracts at any one time. With our focus on local and regional agencies, typical contracts can range from $5,000 to over $1,000,000 in contract revenue. Our typical project contract has a duration of less than 12 months, although we have city services contracts that have been in effect for over 25 years. At December 29, 2006, we had approximately 3,000 open projects.

We offer services in three segments: Engineering Services, Public Finance Services, and Homeland Security Services. The interfaces and synergies among and between these segments are key elements of our strategy. Management established these segments based upon the services provided, the different marketing strategies associated with these services and the specialized needs of their respective clients.

The following table presents, for the periods indicated, the approximate percentage of our consolidated contract revenue attributable to each segment:

	Fiscal Year
	2004	2005	2006
Engineering Services	83.4%	84.6%	84.1%
Public Finance Services	16.6%	15.3%	14.7%
Homeland Security Services	N/A	0.1%	1.2%

See Item 8 of Part II, “Financial Statements and Supplementary Data” for additional segment information.

Engineering Services

We provide a wide range of engineering services to the public sector. In general, contracts for engineering services (as opposed to construction contracts) are awarded by public agencies based primarily upon the qualifications of the engineering professional, rather than the proposed fees. Many jobs are awarded without a mandated proposal process, especially where an agency has had a longstanding relationship with an engineering professional that has expertise in the type of project under consideration. A substantial percentage of our engineering related work is for existing clients and represents an extension of our long-term associations with them.

We offer our clients a broad range of engineering services, listed in the following table and described individually below:

City Engineering	Structural Engineering
Building and Safety	Planning
Public Works and Infrastructure Design	Landscape Architecture
Construction Management	Geotechnical Engineering
Traffic Engineering	Flood Control
Water and Wastewater Engineering	Code Enforcement

City Engineering.   We specialize in providing engineering services tailored to the unique needs of municipalities. City Engineering can range from staffing an entire engineering department to carrying out specific projects within a municipality, such as developing a pavement management program or reviewing engineering plans on behalf of a city. This is the core of our original business and was the first service offered when we were founded over 40 years ago.

Building and Safety.   Our building and safety services can range from managing and staffing an entire municipal building department to providing specific outsourced services such as plan review and field inspections. Other aspects of this discipline include performing accessibility compliance and providing disaster recovery teams, energy compliance evaluations, permit processing and issuance, seismic retrofitting programs and structural plan review. Many of our building and safety services engagements are with municipalities and counties in high growth areas where workloads exceed the capacity of in-house staff.

Public Works and Infrastructure Design.   This sector constitutes our traditional engineering design function. Our engineers design roads, streets and highways; airport and transit facilities; freeway interchanges; high occupancy vehicles lanes; pavement reconstruction; and other elements of state, county and city infrastructure.

Construction Management.   We have developed construction and program management systems specifically devoted to our public sector clients. We provide inspection services, along with full construction management and support, depending on the client’s needs and the scope of the specific project. Our construction management experience encompasses projects such as streets, bridges, sewers and storm drains, water systems, parks, pools and utilities.

Traffic Engineering.   Our traffic engineering services involve serving as the contract city traffic engineer in communities, as well as performing design and traffic planning projects for our clients. These services and projects include parking management studies, intersection analyses and improvements, traffic impact reports, and traffic signal and control systems. In 1999, we acquired WPA Traffic Engineering, Inc., a traffic engineering firm in southern California, which was integrated into our Orange County regional office and now operates as a division of our Willdan subsidiary.

Water and Wastewater Engineering.   Our water and wastewater engineering services include design and project management of public water and wastewater facilities. Our core competencies include hydraulic modeling, master planning, rate studies and design and construction services. Our design experience includes reservoirs, pressure reducing stations, pump and lift stations, and pipeline alignment studies, as well as water/wastewater collection, distribution and treatment facilities.

Structural Engineering.   Our structural engineering services include bridge design, bridge evaluation and inspection, highway and railroad bridge planning and design, highway interchange design, railroad grade separation design, bridge seismic retrofitting, building design and retrofit, sound wall and retaining wall design, and planning and design for bridge rehabilitation and replacement.

Planning.   We offer services to planning agencies as well as community development/redevelopment departments within cities. Typically, cities contract with us to relieve peak workload situations or to fill vacant planning positions on an interim basis. In other instances, we will handle the entire planning function for small or newly incorporated cities.

Landscape Architecture.   Our services in the area of landscape architecture include design, planning, landscape management and urban forestry. Specific projects include park design and master planning, bidding and construction documents, water conservation plans, urban beautification programs, landscape maintenance management, site planning and assessment district management.

Geotechnical Engineering.   We provide geotechnical engineering services, including soils testing, slope stability evaluations, earthquake engineering, engineering geology and hydrogeology. We have a licensed, full service geotechnical laboratory at our headquarters in Anaheim, California, which offers an array of testing services, including the relatively new line of construction materials testing and inspection.

Flood Control.   We provide a complete analysis and projection of storm flows for use in master drainage plans and for individual storm drain systems to reduce flooding in streets and adjacent properties.

Code Enforcement.   We assist municipalities with the development and implementation of neighborhood preservation programs and the staffing of code enforcement personnel.

Selected Projects.   Examples of typical ongoing projects we have in the Engineering Services segment include:

•       City of Rosemead, California. We began working with the City of Rosemead in 1976, when we became the designated city engineer for this Los Angeles County community. Over time, the services we provide to the city have expanded to include: building and safety services, traffic engineering, planning, community development services, public works design, construction management and observation, and all related support services. Our personnel staff the city’s planning and building department counters, administer housing rehabilitation programs and act as the city’s building inspectors. Today, 30 years later, in addition to the services listed above, our personnel are named as the city’s designated city engineer, traffic engineer and building official.

•       City of Maricopa, Arizona. In October 2003, the City of Maricopa was incorporated and became Arizona’s 88th city. We were hired in April 2004 to assist in creating a development services department for the city. This included continual staffing to respond to requests for building plan review and inspection, counter services, public works plan review as well as serving as the community’s designated building official. After developing a number of standards, procedures and processes which relied heavily on our experience in other cities, we successfully opened the doors to the city’s first development services department in July 2004. Since then, we have logged over 10,000 hours of counter staffing, provided building plan review and permitting for over 12,000 housing units and 100 commercial projects, and provided plan review for plats and infrastructure improvements on over 200 subdivisions ranging in size from 150 to 2,000 lots. Our relationship with the City of Maricopa has expanded to include the preparation of the city’s first General Plan, and we currently are assisting with the development of code enforcement policies and procedures.

•       Clark County, Nevada. In 1987, we were engaged by the Clark County, Nevada Department of Building and Safety to provide plan review services. In 1989, the Clark County Department of Public Works contracted with us to provide review services for drainage studies. Since then, our contracts have been renewed continuously and expanded to include review services for traffic studies and public improvement plans as well. At the inception of these contracts, we provided these review services on an overflow, as-needed basis. Beginning with a very low volume of services, the scope and quantity of services has grown over the past 20 years. In Clark County’s fiscal year

2005-2006, we provided 296 engineering reviews for the Department of Public Works and 713 reviews for the Department of Building and Safety.

•       City of La Canada Flintridge, California. In 1996, we began working as the prime consultant for the City of La Canada Flintridge on its approximately $85 million project to convert the city from individual septic systems to a traditional sewer collection system. Our services for this project, which are still under way, include assessment district formation, engineering design, construction management and inspection. To launch the project, we prepared the sewer master plan, through which the city was divided into four separate phases. Funding for the design and construction of improvements within each phase was provided by the formation of assessment districts. Phases 1 and 2 are complete; the construction of Phase 3 is scheduled for completion in September 2007. We have completed the preliminary design for Phase 4, which is tentatively scheduled to begin construction in June 2008.

Public Finance Services

We acquired our public finance consulting business in 1999 to supplement the services we offer our public sector clients. In general, we supply expertise and support for the various financing techniques employed by public agencies to finance their operations and infrastructure. We also support the mandated reporting and other requirements associated with these financings. We do not provide underwriting or financial advisory services for municipal securities.

Unlike our Engineering Services business, we often compete for business, at least initially, through a competitive bid process. However, since many public sector financing instruments, such as tax-exempt bonds, remain outstanding for up to 30 years, once we have established a client relationship, the client tends to retain us for as long as the financing remains in place. Our services in this segment include the following:

District Administration.   We administer special districts on behalf of public agencies. The types of special districts administered include community facilities districts (in California, Mello-Roos districts), assessment districts, landscape and lighting districts, school facilities improvement districts, water districts, benefit assessment districts, fire suppression districts, and business improvement districts. Our administration services include calculating the annual levy for each parcel in the district; billing charges directly or through a county tax roll; preparing the annual Engineer’s Report, budget and resolutions; reporting on collections and payment status; calculating prepayment quotes; and providing financial analyses, modeling and budget forecasting. From July 2006 to June 2007, we plan to administer over 1,400 districts on behalf of more than 190 public agencies, involving an annual levy of more than six million parcels that is expected to generate approximately $590 million in public revenues.

The key to our District Administration services is our proprietary software package, MuniMagic®: Municipal Administration & Government Information Coordinator, which we developed internally to redefine the way we administer special districts. MuniMagic® is a database management program that maintains parcel data; calculates special taxes, assessments, fees and charges; manages payment tracking; maintains bond-related information in a single, central location; and provides reporting, financial modeling and analysis at multiple levels of detail. MuniMagic® offers a significant competitive advantage in an industry driven by the ability to accurately process extremely large quantities of data. MuniMagic® is also available for licensing by our existing clients. See “—Intellectual Property” for a discussion of the licensing terms.

Financial Consulting Services.   We perform economic analyses and financial projects for public agencies, including:

•       fee and rate studies, such as cost allocation studies, user fee analysis, utility rate analysis, fiscal impact studies and development fee studies;

•       special district formations, which involves the design, development and initiation of community facilities districts, school facilities, improvement districts, assessment districts, landscape and lighting districts, benefit assessment districts, business improvement districts, fire suppression assessments and re-engineering;

•       facility financing plans;

•       economic impact analyses;

•       the formation of new public entities, annexations and incorporations;

•       reassessment engineering for bond refunding; and

•       infrastructure analysis both to evaluate the need for rehabilitation efforts, and for financial reporting purposes, in association with Willdan.

Federal Compliance Services.   We offer federal compliance services to issuers of municipal securities, which can be cities, towns, school districts, housing authorities and other entities that are eligible to issue tax-exempt securities. Specifically, we provide arbitrage rebate calculations and municipal disclosure services that assist issuers to remain in compliance with federal regulations. We provide these reports, together with related compliance services such as bond elections, temporary period yield restriction, escrow fund monitoring, rebate payments and refund requests. In terms of continuing disclosure services, we both produce the required annual reports and disseminate those reports on behalf of the issuers. We provide federal compliance services to approximately 500 issuers in 36 states and the District of Columbia on more than 1,900 bond issues totaling over $47 billion in municipal debt.

Selected Projects.   Examples of typical ongoing projects we have in the Public Finance Services segment include:

•       Metropolitan Water District of Southern California. Since 2002, we have administered water standby charges for the Metropolitan Water District of Southern California, or MWD. This involves the placement of standby charges onto the property tax bills of parcel owners within the six-county area serviced by MWD. Data for over four million parcels is managed. Over 3.3 million parcels are levied on an annual basis, totaling $42.8 million in water district revenues. In 2005, our contract with the MWD was extended for an additional five years.

•       City of Indio, California. In 1997, the City of Indio engaged us to administer their landscape and lighting districts. In April 2005, our services were expanded to include the administration of their local improvement and community facilities districts, as well as delinquency management and municipal disclosure services. This agreement is in effect for as long as the underlying districts are active. Since then, our relationship with the city has expanded further to include assessment engineering services, a water rate study, and special district formations. Arbitrage rebate calculations and continuing disclosure reports have also been contracted with us for a term of 30 years.

•       City of Roseville, California. Our association with the City of Roseville also began in 1997, with the administration of 11 special financing districts. Since then, our administration services have expanded to encompass 33 special financing districts, with contracts that will remain in effect for as long as the districts remain active. Delinquency management and municipal disclosure are included in these contracts. We also have provided the city with a number of consulting services, including two fiscal impact analyses, an update to a public facilities fee study, a fire facilities impact fee study, an animal control facilities fee study, and arbitrage rebate services. The contract for arbitrage rebate services is open for the lives of the underlying bonds.

Homeland Security Services

We provide homeland security and public safety consulting services to cities, counties and related municipal service agencies such as utility and water companies, as well as school districts, port and transportation authorities, tribal governments and large business enterprises with a need for homeland security related services. We staff our projects in this area with former high level, local and regional public safety officers, and focus on solutions tailored for local agencies and their personnel.

We entered this segment in fiscal year 2004 with the formation of our subsidiary, American Homeland Solutions, or AHS, and began generating revenue in the second half of fiscal year 2005. Our services include:

Training Services.   We design customized training courses for all aspects of disaster, unusual occurrence and emergency responses. In this regard, we have developed and own several training courses that meet or exceed the requirements for the federal National Incident Management System, or NIMS, training. These courses assist clients in meeting their obligations to prepare their staff to utilize the NIMS. Our courses have been approved by California’s Commission on Peace Officers Standards and Training, the California Office of Emergency Services and the federal Department of Homeland Security’s “Office of Grants and Training”, formerly Office of Domestic Preparedness.

Emergency Operations Planning Services.   We design, implement, review and evaluate public agencies’ Emergency Operations Plan, including compliance and consistency with federal, state and local laws and policies. Plans are tailored in response to terrorism, intentional acts of sabotage and natural disasters. We also provide command and control and emergency response training for all types of unusual occurrences.

Terrorism and Threat Vulnerability Assessments.   These assessments involve the development of policies and procedures to assess threats and the vulnerability of local, regional, state and national infrastructures. Included in these assessments are: city and county buildings, ports and airports, facilities, power supplies, water supplies, communications networks and transportation systems.

Planning Evaluations and Exercises.   We conduct planning sessions and exercises, including those relating to weapons of mass destruction, large events, mass casualty transportation disasters, terrorism incident response, natural disaster response and recovery, and civil disorder events. We design these exercises for multi-agency involvement and are fully compliant with NIMS, the State Emergency Management System for California, and the National Response Plan. Exercises are designed to evaluate and test “first responders” and support personnel, as well as elected officials and agency management.

Public Safety and Management Consulting.   We provide independent analyses, evaluations and recommendations for enhancing the performance of public safety agencies, such as police and fire departments.

Selected Projects.   Examples of typical projects in the Homeland Security Services segment that are ongoing or completed include:

•       NIMS Training Sessions. We conduct NIMS training sessions for law enforcement, fire protection, building department and public works personnel, and other “first responders”. In 2006, representatives from over 500 public agencies attended AHS training courses.

•       City of Norwalk, California. We are currently assisting the City of Norwalk with an update of its emergency response plan. The project includes executive course training, and development of a field operations guide for emergency operations command and emergency disaster response.

•       City of Huntington Park, California. We conducted an analysis of the structure and effectiveness of the police department in the City of Huntington Park and offered recommendations as to how the department could better serve the community.

Business Development

We emphasize the development of new business through personal relationships with key decision makers in our industry, and by cross-selling our services among our business segments as opportunities arise. We seek to attract prospective clients through a well-established referral network, and participation in professional and community organizations and events. We seek to serve our clients well and repeatedly, and believe that our success is demonstrated by the number of clients that we have served for many years, and the referrals they make to others for our services.

Our business development efforts begin at our local offices with our project managers who work with appointed, rather than elected, senior officials on a day-to-day basis. These project managers have responsibility for client development within their business segment and geographic region. We believe that our local personnel have an in-depth understanding of local issues and, therefore, can effectively target their marketing activities. Our project managers are responsible for maintaining close contact with their clients, to ensure that the clients’ needs are being met and that they are satisfied with the quality of our work. Through close and regular client interaction, our project managers are well-positioned to identify new opportunities.

Marketing and Advertising

Our marketing programs are customer focused. Our managers participate in a variety of industry organizations related to the disciplines they practice and the public agencies they serve. Many of our managers serve or have served in leadership capacities for key professional organizations, such as the American Public Works Association, the International Code Council and the Institute of Transportation Engineers. Our managers also participate in public sector organizations including the League of California Cities, the National League of Cities, the International City Management Association, the National Association of County Engineers and the National Institute of Justice, Law Enforcement and Corrections.

Our Corporate Relations department, which is centralized in our Anaheim, California headquarters, is responsible for organizing attendance at public agency organization meetings, conferences and seminars and coordinating our print advertising and marketing campaigns. These tools are used to assist in the cultivation and nurturing of prospective and on-going client relationships. We advertise in more than 100 publications ranging from major national trade magazines to local publications to single edition event programs. We advertise in major public agency publications, including Police Chief Magazine, California Builder Magazine and the American Public Works Association Reporter.

Clients

Our clients primarily consist of cities, counties, redevelopment agencies, water districts, school districts and universities, state agencies, federal agencies, a variety of other special districts and agencies, and tribal governments. Our typical client is an agency serving a community of 10,000 to 300,000 persons. In fiscal year 2006, we served over 790 distinct clients. No individual client accounted for over 3.5% of our consolidated contract revenue in fiscal year 2006. For fiscal year 2006, each of our top eight clients accounted for between 1.7% and 3.5% of our consolidated contract revenue. Our clients are predominantly based in California, although we have major clients in both Arizona and Nevada. For fiscal year 2006, services provided to public agencies in California accounted for approximately 84% of our contract revenue.

Contract Structure

We provide our services under contracts, purchase orders or retainer letters. The contracts we enter into with our clients contain three principal types of pricing provisions:

•       Time-and-materials provisions provide for reimbursement of costs and overhead plus a fee for labor based on the time expended on a project multiplied by a negotiated hourly billing rate. The profitability achievable on a time and materials basis is driven by billable headcount and cost control.

•       Unit-based provisions require the delivery of specific units of work, such as arbitrage rebate calculations, dissemination of municipal securities continuing disclosure reports, or building plan checks, at an agreed price per unit, with the total payment under the contract determined by the actual number of units performed.

•       Fixed-price provisions require all work under a contract to be performed for a specified lump sum, which may be subject to adjustment if the scope of the project changes. Contracts with fixed-price provisions carry certain inherent risks, including risks of losses from underestimating costs, delays in project completion, problems with new technologies, price increases for materials, and economic and other changes that may occur over the contract period. Consequently, the profitability, if any, of fixed-price contracts may vary substantially.

The following table presents, for the periods indicated, the approximate percentage of our contract revenue subject to each type of pricing provision:

	Fiscal Year
	2005	2006
Time-and-materials	58%	58%
Unit-based	29%	28%
Fixed-price	13%	14%
	100%	100%

Under each of the different types of contracts, other than unit-based, we bill our clients periodically in accordance with the contract terms based on costs incurred, on either an hourly-fee basis or on a percentage of completion basis, as the project progresses. For unit-based contracts, we bill our clients upon delivery of the contracted item or, in some cases, in advance of delivery.

Our contracts come up for renewal periodically and at the time of renewal may be subject to renegotiation, which could impact the profitability on that contract. In addition, during the term of a contract, public agencies may request additional or revised services which may impact the economics of the transaction. Most of our contracts permit our clients, with prior notice, to terminate the contracts at any time without cause. While the renewal, termination or modification of a contract may materially impact an individual project, we do not believe the renewal, termination or modification of any specific contract would have a material adverse effect on our consolidated operations due to our large volume of transactions and low customer concentration.

Competition

The market for our services is highly fragmented. We often compete with many other firms ranging from small local firms to large national firms. Contract awards are based primarily on qualifications, relevant experience, staffing capabilities, geographic presence, stability and price.

Doing business with governmental agencies is complex and requires the ability to comply with intricate regulations and satisfy periodic audits. We have been serving cities, counties, special districts and other public agencies for over 40 years. We believe that the ability to understand these requirements and to successfully conduct business with governmental entities and agencies is a barrier to entry for potential competitors.

Our competition varies by type of client, type of service and geography. The range of competitors for any one project can vary depending upon technical specialties, the relative value of the project, geographic location, financial terms, risks associated with the work, and any client imposed restrictions. Unlike most of our competitors, we focus our services on public sector clients. Public sector clients generally choose among competing firms by weighing the quality, experience, innovation and timeliness of the firm’s services. When selecting consultants for engineering projects, many government agencies are required to, and others choose to, employ Qualifications Based Selection, or QBS. QBS requires the selection of the most technically qualified firms for a project, while the financial and legal terms of the engagement are generally secondary. QBS applies primarily to work done by our Engineering Services segment. Contracts in the Public Finance Services and Homeland Security Services areas typically are not subject to mandatory QBS standards, and often are awarded through a competitive bid process.

Our competition varies geographically. Although we provide services in several states, we may be stronger in certain service lines in some geographical areas than in other regions. Similarly, some of our larger competitors are stronger in some service lines in certain localities but are not as competitive in other localities. Our smaller competitors generally are limited both geographically as well as in the services they are able to provide.

We believe that primary competitors for our Engineering Services segment include: Charles Abbott & Associates, Inc., Bureau Veritas, Harris & Associates, Psomas, RBF Consulting, TetraTech, Inc., Stantec, Inc., Michael Baker Corporation, TRC Companies, Inc. and Jacobs Engineering Group, Inc. For our Public Finance Services segment, chief competitors include: David Taussig & Associates, Harris & Associates, Inc., NBS Government Finance Group and Ernst & Young LLP. We believe the Homeland Security Services segment competes primarily with EG&G (a division of URS Corporation) and SRA International, Inc.

Insurance

We currently maintain general liability insurance, with coverage in the amount of $1.0 million per occurrence, subject to a $2.0 million general aggregate limit; and professional liability insurance, with $5.0 million in coverage per claim, and a $10.0 million annual aggregate limit. Our professional liability policy is a “claims made” policy. We also carry excess coverage of an additional $9.0 million for general liability claims. We are liable to pay these claims from our assets if and when the aggregate settlement or judgment amount exceeds our policy limits.

Employees

At December 29, 2006, we had approximately 584 full-time employees and 86 part-time employees. All PARs employees are classified as part-time. Our employees include, among others, licensed civil, traffic and structural engineers, land surveyors, certified building officials, licensed geotechnical engineers and engineering geologists, certified inspectors and plans examiners, licensed architects and landscape architects, certified planners, and information technology specialists. We believe that we attract and retain highly skilled personnel with significant industry experience and strong client relationships by offering them challenging assignments in a stable work environment. We believe that our employee relations are good.

The following table sets forth the number of our employees in each of our business segments and our holding company:

	As of Fiscal Year End
	2004	2005	2006
Engineering Services	404	481	542
Public Finance Services	65	78	78
Homeland Security Services	N/A	1	4
Holding Company Employees (Willdan Group, Inc.)	39	39	46
Total	508	599	670

At December 29, 2006, we contracted with approximately 40 former and current public safety officers to conduct homeland security services training courses. These instructors are classified as subconsultants and not employees. At December 29, 2006, all five of our field survey employees were covered by a Master Labor Agreement between the International Union of Operating Engineers Local Union No. 12 and the Southern California Association of Civil Engineers and Land Surveyors, which expires in October 2007.

Intellectual Property

The Willdan Group of Companies, Willdan, MuniFinancial, Arroyo Geotechnical, and AHS names and logos are service marks of ours, and we have applied for federal trademark registrations for each with the United States Patent and Trademark Office. We believe we have strong name recognition in the western United States and that this provides us a competitive advantage in obtaining new business. Consequently, we believe it is important to protect our brand identity through trademark registrations. The name and logo of our proprietary software, MuniMagic®, are registered trademarks of MuniFinancial, and we are planning to file an application for a federal copyright registration for the source code for the MuniMagic® software. We license the MuniMagic® software to existing clients pursuant to licensing agreements that allow varying levels of access to data. This technology allows clients to view their own data and is a form of deliverable to our clients. The use of licensing provides us protection for this proprietary technology. MuniMagic® is not a commercial product offered for sale.

Available Information

Our website is www.willdangroup.com and our investor relations page is under the caption “Investor Relations” on our website. We make available on this website under “SEC Filings,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the U.S. Securities and Exchange Commission, or SEC. We also make available on this website our prior earnings calls and, under the heading “Corporate Governance”, our Code of Ethical Conduct. Further, a copy of this annual report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding our filings at http://www.sec.gov.

ITEM 1A.        RISK FACTORS

Risks Relating to Our Business and Industry

The recent turnover of our top management, including our Chief Executive Officer, could have a material adverse effect on our business.

In May 2006, Dan W. Heil, a co-founder of our company and our chief executive officer since its inception (except for the period of July 1993 through October 1995), passed away unexpectedly. Just prior to Mr. Heil’s death, and at his recommendation, our Board of Directors elected Win Westfall to succeed Mr. Heil. Mr. Westfall resigned as our chief executive officer in February 2007. One of our directors, Tracy Lenocker, agreed to resign from the board of directors and serve as our interim chief executive officer until we can find a successor to Mr. Westfall. In February 2007, Richard Kopecky, our Senior Vice President and the President and Chief Executive Officer of our operating subsidiary, Willdan, was terminated from these positions. In March 2007, David L. Hunt was appointed to serve as president and chief executive officer of our operating subsidiary, Willdan. Mr. Hunt has been with Willdan for 21 years, most recently as Senior Vice President and Regional Manager for the Orange County, California regional office.

We have engaged an executive search firm to find qualified candidates for the position of chief executive officer of Willdan Group, Inc. Although we have engaged a search firm, no assurance can be given that we can find qualified candidates promptly and that our business and the implementation of our business strategy will not be affected. Once a successor is chosen by our board of directors, no assurance can be given that this successor will be able to continue to successfully implement our strategic business plan or continue to foster our corporate culture.

The loss of additional key executives could adversely affect our business, including our ability to secure and complete engagements and attract and retain employees.

Although we have an employment agreement with our chief financial officer, we do not have employment agreements or maintain key man life insurance on most of our other key executives and employees. Because of the recent turnovers of our chief executive officer and senior vice president and president of our subsidiary, Willdan, any additional losses of our management team or key employees could have a material adverse effect on our business, including the ability to secure or complete contracts and to attract and retain additional employees, including a new chief executive officer. Our success is highly dependent upon the efforts, talents, abilities, marketing skills and operational execution of our key executives and managers.

A downturn in public and private sector construction activity in the regions we serve may have a material adverse effect on our business, financial condition and results of operations.

A downturn in construction activity in our geographic service areas may affect demand for our services, which could have a material adverse effect on the results of our operations and our financial condition. During fiscal year 2006, a majority of our contract revenues were generated by services rendered to public agencies in connection with private and public sector construction projects.

Our business, financial condition and results of operations may also be adversely affected by conditions that impact the construction sector in general, including, among other things:

•       changes in national and local market conditions due to changes in general or local economic conditions and neighborhood characteristics;

•       slow-growth or no-growth initiatives or legislation;

•       increases in interest rates and changes in the availability, cost and terms of financing;

•       adverse changes in local and regional governmental policies on investment in infrastructure;

•       adverse changes in federal and state policies regarding the allocation of funds to local and regional agencies;

•       the impact of present or future environmental legislation and compliance with environmental laws and other regulatory requirements;

•       changes in real estate tax rates and assessments;

•       adverse changes in other governmental rules and fiscal policies; and

•       earthquakes and other natural disasters, which can cause uninsured losses, and other factors which are beyond our control.

Any of these factors could adversely affect the demand for our services, which could have a material adverse effect on our business, results of operations and financial condition.

Changes in the local and regional economies of California could have a material adverse effect on our business, financial condition and results of operations.

Adverse economic and other conditions affecting the local and regional economies of California may reduce the demand for our services, which could have a material adverse effect on our business, financial condition and results of operations. During fiscal year 2006, approximately 84% of our contract revenue was derived from services rendered to public agencies in California. From 1991 to 1996, California experienced an economic downturn that had a negative impact on the construction and development sectors. This economic downturn caused us to experience cash flow difficulties and substantial operating losses.

Reductions in state and local government budgets could negatively impact their capital spending and adversely affect our business, financial condition and results of operations.

Our state and local government clients may face budget deficits that prohibit them from funding new or existing projects. In addition, existing and potential clients may either postpone entering into new contracts or request price concessions. If we are not able to reduce our costs quickly enough to respond to the revenue decline from these clients that may occur, our operating results would be adversely affected. Accordingly, these factors affect our ability to accurately forecast our future revenue and earnings from business areas that may be adversely impacted by market conditions.

Legislation may be enacted that limits the ability of state, regional or local agencies to contract for our privatized services. Such legislation would affect our ability to obtain new contracts and may decrease the demand for our services.

Legislation is proposed periodically, particularly in California, that attempts to limit the ability of governmental agencies to contract with private consultants to provide services. Should such legislation pass and be upheld, demand for our services may be materially adversely affected. During fiscal year 2006, approximately 84% of our contract revenue was derived from services rendered to public agencies in California. While attempts at such legislation have failed in the past, as the composition of California’s legislative body changes over time there is an increased risk that measures could be adopted in the future that limit the market for privatized services.

State and other public employee unions may prevail in pending or future litigation which seeks to limit the ability of public agencies to contract with private firms to perform government employee functions in the area of public improvements. Judicial determinations in favor of these unions could affect our ability to compete for contracts and may have an adverse effect on our revenues and profitability.

Over at least the last 20 years, state and other public employee unions have challenged the validity of propositions, legislation, charters and other government regulations that allow public agencies to contract with private firms to provide services in the fields of engineering, design and construction of public improvements that might otherwise be provided by public employees. These challenges could have the affect of eliminating, or severely restricting, the ability of municipalities to hire private firms for the purpose of designing and constructing public improvements, and otherwise require them to use union employees to perform the services.

Presently before the California Supreme Court is the case of Professional Engineers in California Government, et al. v. Jeff Morales, et al. in which Professional Engineers in California Government, or PECG, a union representing state civil service employees, is challenging whether Proposition 35, which allows state agencies to use private contractors to perform architectural and engineering services on public works, effected an implied repeal or amendment of existing statutes to the extent that they limit the ability of the State of California Department of Transportation, or Caltrans, to hire private contractors to perform such services on public works. PECG has been challenging Caltrans’ hiring of private firms since 1986, and in 2002 began this judicial challenge of Caltrans’ hiring practices based on Caltrans’ interpretation of the affect of Proposition 35. In the event that PECG is successful in its challenge and as a result the ability of state agencies to hire private firms is severely limited, such a decision would likely lead to additional litigation challenging the ability of the state, counties, municipalities and other public agencies to hire private engineering, architectural and other firms, the outcomes of which could affect our ability to compete for contracts and may have an adverse effect on our revenues and profitability.

Changes in elected or appointed officials could have a material adverse effect on our ability to retain an existing contract with or obtain additional contracts from a public agency.

Since the decision to retain our services is made by individuals, such as city managers, city councils and other elected or appointed officials, our business and financial results or condition could be adversely affected by the results of local and regional elections. A change in the individuals responsible for selecting consultants for and awarding contracts on behalf of a public agency due to an election could adversely affect our ability to retain an existing contract with or obtain additional contracts from such public agency.

Fixed price contracts under which we perform some of our services impose risks to our ability to maintain or grow our profitability.

In fiscal year 2006, approximately 14% of our contract revenue was derived from fixed-price contracts.  Under fixed price contracts, we perform services under a contract at a stipulated price which protects clients but exposes us to a greater number of risks than time-and-materials and unit-based contracts. These risks include:

•       underestimation of costs;

•       ambiguities in specifications;

•       problems with new technologies;

•       unforeseen costs or difficulties;

•       failures of subcontractors;

•       delays beyond our control; and

•       economic and other changes that may occur during the contract period.

The occurrence of any such risk could have a material adverse effect on our results of operations or financial condition.

Because we primarily provide services to municipalities and other public agencies, we are more susceptible to the unique risks associated with government contracts.

We primarily work for municipalities and other public agencies. Consequently, we are exposed to certain risks associated with government contracting, any one of which can have a material adverse effect on our business, financial condition or results of operations. These risks include:

•       the ability of the public agency to terminate the contract with 30 days’ prior notice or less;

•       changes in government spending and fiscal policies which can have an adverse effect on demand for our services;

•       contracts that are subject to government budget cycles, and often are subject to renewal on an annual basis;

•       the type and pricing terms of contracts can vary widely from agency to agency;

•       change orders and additions to contracts can be difficult to obtain; and

•       periodic audits can be a condition of certain contract arrangements.

Changes in the perceived risk of acts of terrorism or natural disasters could have a material adverse effect on our ability to grow our American Homeland Solutions business.

If there is a significant decrease in the perceived risk of the likelihood that one or more acts of terrorism will be conducted in the United States, or a significant decrease in the perceived risk of the occurrence of natural disasters, our ability to grow and generate revenue through American Homeland Solutions, or AHS, could be negatively affected. AHS provides training and consulting services to local and regional agencies related to preparing for and responding to incidents of terrorism and natural disaster. Should the perceived risk of such incidence decline, federal and state funding for homeland security and emergency preparedness could be reduced which might decrease demand for our services and have a material adverse affect on our business, financial condition and results of operations.

Our ability to grow and compete in our industry will be hampered if we are unable to retain the continued service of our key professionals or to identify, hire and retain additional qualified professionals.

A critical factor to our business is our ability to attract and retain qualified professionals. We are continually at risk of losing current professionals or being unable to hire additional professionals as needed. If we are unable to attract new qualified employees, our ability to grow will be adversely affected. If we are unable to retain current employees, our financial condition and results of operations may be adversely affected. We would also be increasing our competition, as former employees pose the greatest threat of significant competition to our business.

We operate in a highly fragmented industry, and we may not be able to compete effectively with our larger competitors.

The market for services in the engineering, municipal consulting, public finance consulting, geotechnical, homeland security and other technical services industries is competitive and highly fragmented. Contract awards are based primarily on quality of service, relevant experience, staffing capabilities, reputation, geographic presence, stability and price. Some of our competitors in certain service areas have more personnel and greater financial, technical and marketing resources than us. With regard to engineering related services, which represented approximately 85% and 84% of our contract revenue for fiscal years 2005 and 2006, respectively, our competitors include many larger consulting firms such as TetraTech, Inc., Stantec, Inc., and Jacobs Engineering Group, Inc. In certain public finance consulting services, we may compete with large accounting firms, such as Ernst & Young LLP. We can offer no assurance that we will be able to compete successfully in the future with these or other competitors.

Our services may expose us to liability in excess of our current insurance coverage, which may have a material adverse effect on our liquidity.

Our services involve significant risks of professional and other liabilities, which may substantially exceed the fees we derive from our services. In addition, from time to time, we assume liabilities as a result of indemnification provisions contained in our service contracts. We cannot predict the magnitude of these potential liabilities.

We currently maintain general liability insurance, with coverage in the amount of $1.0 million per occurrence, subject to a $2.0 million general aggregate limit; and professional liability insurance, with $5.0 million in coverage per claim, and a $10.0 million annual aggregate limit. We also carry excess coverage of an additional $9.0 million for general liability claims. Claims may be made against us that exceed these limits. We are liable to pay claims from our assets if and when the aggregate settlement or judgment amount exceeds our policy limits. In 2002, we experienced two claims against our professional liability insurance that exceeded by $3.1 million the aggregate annual limit of our coverage, which at that time was $5.0 million. Since then, we were awarded approximately $1.0 million in the third quarter of fiscal year 2006 on a claim for indemnity, recovering the settlement amount and interest thereon and attorney fees and costs related to one of the 2002 claims. This award replenished the 2002 aggregate limits of our professional liability policy. The other 2002 claim and the corresponding judgment was settled in March 2007. As a result of these two events, we expect to be liable for $2.1 million, which is the amount by which these 2002 claims exceeded our policy limits in 2002.

Our professional liability policy is a “claims made” policy. Thus, only claims made during the term of the policy are covered. If we terminate our professional liability policy and do not obtain retroactive coverage, we would be uninsured for claims made after termination even if these claims are based on events or acts that occurred during the term of the policy. Further, our insurance may not protect us against liability because our policies typically have various exceptions to the claims covered and also require us to assume some costs of the claim even though a portion of the claim may be covered. In addition, if we expand into new markets, we may not be able to obtain insurance coverage for these new activities or, if insurance is obtained, the dollar amount of any liabilities incurred could exceed our insurance coverage. A partially or completely uninsured claim, if successful and of significant magnitude, could have a material adverse effect on our liquidity.

The quality of our service and our ability to perform under some of our contracts would be adversely affected if qualified subconsultants are unavailable for us to engage.

Under some of our contracts, we rely on the efforts and skills of subconsultants for the performance of some of the tasks. In fiscal years 2005 and 2006, subconsultant costs comprised 7.1% and 5.3%, respectively, of our contract revenue. The absence of qualified subconsultants with whom we have a satisfactory relationship could adversely affect the quality of our service offerings and therefore our financial results.

We may not be able to maintain or accelerate our current growth rate, effectively manage our expanding operations or achieve planned growth on a timely or profitable basis.

Our employee headcount and volume of operations have grown rapidly over the past five years. This rapid growth has placed, and is expected to continue to place, a significant strain on our management and on our administrative, operational and financial infrastructure. The number of our employees has increased from 508 at the end of fiscal year 2004 to 599 at the end of fiscal year 2005 to 670 at the end of fiscal year 2006. We anticipate further growth as we seek to increase the geographic scope of our client base. Our success will depend in part upon the ability of our senior management to manage an expanding array of engineering, public finance consulting, homeland security consulting and technical services. We must continue to hire, train, manage and integrate a significant number of qualified engineers and other technical and professional personnel to continue to grow. If our new employees perform poorly or if we are unsuccessful in hiring, training, managing and integrating new employees, or retaining these or our existing employees, our business may suffer.

Additionally, to manage our expected continued growth of our employee headcount and volume of operations, we will need to continue to improve our information technology infrastructure and our operational, financial and management controls and reporting systems and procedures, and manage expanded operations in geographically distributed locations. Our expected additional headcount and capital investment will increase our costs, which will make it more difficult for us to offset any future revenue shortfalls by reducing expenses in the short term. If we fail to successfully manage our growth we will be unable to successfully execute our business plan.

Potential future acquisitions could be difficult to integrate, divert the attention of key personnel, disrupt our business, dilute stockholder value and impair our financial results.

As part of our business strategy, we intend to consider acquisitions of companies that are complementary to our business. Appropriate acquisitions could allow us to expand into new geographical locations, offer new services, or acquire additional talent. Accordingly, our future performance will be impacted by our ability to identify appropriate businesses to acquire, negotiate favorable terms for such acquisitions and then effectively and efficiently integrate such acquisitions into our existing businesses. There is no certainty that we will succeed in such endeavors.

Acquisitions involve numerous risks, any of which could harm our business, including:

•       difficulties in integrating the operations, technologies, products, existing contracts, accounting and personnel of the target company and realizing the anticipated synergies of the combined businesses;

•       difficulties in supporting and transitioning customers, if any, of the target company;

•       diversion of our financial and management resources from existing operations;

•       the price we pay or other resources that we devote may exceed the value we realize, or the value we could have realized if we had allocated the purchase price or other resources to another opportunity;

•       risks of entering new markets in which we have limited or no experience;

•       potential loss of key employees, customers and strategic alliances from either our current business or the target company’s business;

•       assumption of unanticipated problems or latent liabilities, such as problems with the quality of the target company’s services; and

•       inability to generate sufficient net income to justify the acquisition costs.

Acquisitions also frequently result in the recording of goodwill and other intangible assets which are subject to potential impairment in the future that could harm our financial results. In addition, if we finance acquisitions by issuing convertible debt or equity securities, our existing stockholders may be diluted, which could lower the market price of our common stock. As a result, if we fail to properly evaluate acquisitions or investments, we may not achieve the anticipated benefits of any such acquisitions, and we may incur costs in excess of amounts that we anticipate.

If we fail to comply with the requirements imposed by Section 404 of the Sarbanes-Oxley Act, the trading price of our stock could drop significantly.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, beginning with the filing of our Annual Report on Form 10-K for fiscal year 2007, we will be required to provide a management certification on our internal control over financial reporting and we may be required to provide an attestation report for fiscal year 2007 as well. If we do not become an accelerated filer in fiscal year 2007, we will not be required to provide an attestation report from our independent registered public accounting firm until fiscal year 2008. In order to achieve compliance with Section 404 of Sarbanes-Oxley within the prescribed period, we will need to engage in a process to document and evaluate our internal control over financial reporting, which will be both costly and challenging. We can provide no assurance as to our conclusions or those of our independent registered public accounting firm with respect to the effectiveness of our internal control over financial reporting under Section 404 of Sarbanes-Oxley. There is a risk that neither we nor our independent auditors will be able to conclude that our internal controls over financial reporting are effective. Moreover, the costs to comply with the provisions of Section 404 of Sarbanes-Oxley, as presently in effect, could be significant.

In addition, during the course of testing the design and effectiveness of our internal controls, we or our independent registered public accounting firm may identify deficiencies that we may not be able to remediate in time to allow for unqualified reports from our management and our independent registered public accounting firm. Furthermore, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of Sarbanes-Oxley. Effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

We will incur significant increased costs as a result of operating as a new public company, and our management will be required to devote substantial time to new compliance initiatives.

Prior to November 2006, we had never operated as a public company. As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, Sarbanes-Oxley as well as new rules subsequently implemented by the Securities and Exchange Commission, or the SEC, and the Nasdaq Global Market, have imposed various new requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel will need to continue to devote a substantial amount of time to these new compliance initiatives. Moreover, rules and regulations for public companies will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage.

We may not be able to obtain capital when desired on favorable terms, if at all, or without dilution to our stockholders.

We anticipate that our current cash, cash equivalents, cash provided by operating activities and funds available through our revolving line of credit will be sufficient to meet our current and anticipated needs for general corporate purposes during the next 12 months. It is possible, however, that we may not generate sufficient cash flow from operations or otherwise have the capital resources to meet our future capital needs. If this occurs, we may need additional financing to execute on our current or future business strategies, which include the following:

•       hire additional engineers and other personnel;

•       develop new or enhance existing service lines;

•       expand our business geographically;

•       enhance our operating infrastructure;

•       acquire complementary businesses; or

•       otherwise respond to competitive pressures.

If we raise additional funds through the issuance of convertible debt or equity securities, the percentage ownership of our stockholders could be significantly diluted, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. We cannot assure you that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, if and when needed, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our products, or otherwise respond to competitive pressures would be significantly limited.

The concentration of ownership of our stock may delay or prevent a change of control of our company or changes in our management, and as a result may hinder the ability of our stockholders to take advantage of a premium offer.

The concentration of ownership of our stock may have the effect of delaying or preventing a change in control of the company or a change in our management and may adversely affect the voting or other rights of other holders of our common stock. As of March 26, 2007, our directors and executive officers beneficially own 1,131,120 shares of common stock, or approximately 15.8% of our outstanding common stock. Of these shares, 920,120 shares, or approximately 12.9% of our outstanding common stock, are owned by Linda L. Heil, a member of our board of directors.

Cautionary Statement Regarding Forward-Looking Information

In addition to current and historical information, this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our future operations, prospects, potential products, services, developments and business strategies. These statements can, in some cases, be identified by the use of words like “may,” “will,” “should,” “could,” “would,” “intend,” “expect,”  “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” or “continue” or the negative of such terms or other comparable terminology. This report includes, among others, forward-looking statements regarding our:

•       expectations about future customers;

•       expectations about expanded service offerings;

•       expectations about our ability to cross-sell additional services to existing clients;

•       expectations about our intended geographical expansion;

•       expectations about our ability to attract executive officers and key employees;

•       evaluation of the materiality of our current legal proceedings; and

•       expectations about positive cash flow generation and existing cash and investments being sufficient to meet normal operating requirements.

These statements involve certain known and unknown risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those listed in this section. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.                PROPERTIES

Our corporate headquarters are located in approximately 21,000 square feet of office space that we lease at 2401 East Katella Avenue, Anaheim, California. In addition, we lease office space in over 20 other locations principally in California, Nevada, Arizona and Washington. In total, our facilities contain approximately 150,000 square feet of office space and are subject to leases that expire through fiscal year 2013. We also rent additional office space on a month-to-month basis. We believe that our existing facilities are adequate to meet current requirements and that suitable additional or substitute space will be available as needed to accommodate any expansion of operations and for additional offices.

ITEM 3.             LEGAL PROCEEDINGS

We are subject from time to time to claims and lawsuits, including those alleging professional errors or omissions, that arise in the ordinary course of business against firms, like ours, that operate in the engineering and consulting professions. We carry professional liability insurance, subject to certain deductibles and policy limits, for such claims as they arise and may from time to time establish reserves for litigation that is considered probable of a loss.

We were involved in a dispute with the City of West Hollywood, California. This matter concerned a construction project in the City of West Hollywood for the improvement of Santa Monica Boulevard. The project required the reconstruction of approximately three miles of roadway. The city and the general contractor claimed that the design we prepared was inadequate for the volume and type of traffic on Santa Monica Boulevard. The city also claimed that we failed to control the costs of the project due to contractor claims for extra costs.

In the fourth quarter of 2005, following a trial in the Los Angeles County Superior Court, the jury rendered a verdict against us and awarded damages to the city in the amount of $6.3 million, including attorney’s fees, interest and costs. Our insurance company posted bonds and filed an appeal with respect to this matter. During the appeal process, interest accrued on the outstanding judgment at the rate of 10% per annum.

As of December 30, 2005, we believed that approximately $3.2 million of the damages was covered by our professional liability insurance policy. Therefore, in fiscal year 2005, we expensed $2.7 million of this judgment and recorded related interest expense of $0.4 million related to the West Hollywood case. In the third quarter of 2006, we obtained a court ruling awarding us approximately $1.0 million on a claim for indemnity, recovering the settlement amount and interest thereon and attorney fees and costs in connection with an unrelated claim that arose in fiscal year 2002. This ruling has been appealed by the cross-defendant and that appeal is ongoing. Because the claim arose in 2002 and our insurance carrier previously paid the settlement amount, we were able to replenish our insurance coverage by approximately $1.0 million for that policy year. Therefore, we reflected an additional receivable of approximately $1.0 million from our insurance company in the third quarter of 2006, which will remain outstanding while the appeal is ongoing, and a corresponding reduction in litigation accrual expense.

In our consolidated balance sheet as of December 30, 2005, we reflected a total liability of $6.3 million and the related receivable of $3.2 million from the insurance company. In our consolidated balance sheet as of December 29, 2006, we reflected a total liability of $6.9 million and related receivables of $4.2 from the insurance company.

Effective March 6, 2007, we entered into a settlement agreement with the City of West Hollywood relating to the Santa Monica Boulevard matter. Pursuant to the settlement agreement, both parties have agreed to a full mutual release of all claims related to the lawsuit and appeal, subject to dismissal of the appeal. Neither party admits any fault or liability related to the claims in the lawsuit.

Under the terms of the settlement agreement, we agreed to pay $6.2 million in cash to the city. Our insurance company has already paid $3.2 million of the settlement amount and we expect to receive an additional $1.0 million from our insurance company upon the resolution of the appeal in the unrelated matter discussed above.  We also agreed to provide an $85,000 credit for future services to the city. The future services are to be provided at our then prevailing rates and can be chosen in the city’s sole discretion from services provided by us to our municipal clients. The city must use the credit before December 31, 2012.

We will file a stipulation and request for dismissal of appeal in the action against the city. In the event that the California Court of Appeal declines to accept the stipulation and dismissal of appeal, the settlement agreement will be invalid and any payment made under the agreement will be returned to us.

We do not believe, based on current knowledge, that the foregoing legal proceedings are likely to have a material adverse effect on our financial position, results of operations or cash flows. However, we may incur substantial expenses in defending against third party claims. In the event of a determination adverse to us, we may incur substantial monetary liability, and be required to change our business practices. Either of these could have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the last quarter of our fiscal year ended December 29, 2006.

PART II

ITEM 5.                MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Since November 21, 2006, the common stock of Willdan Group, Inc. has been listed on the Nasdaq Global Market under the symbol “WLDN”. For the fourth quarter of the fiscal year ended December 29, 2006, the high and low per share sales prices of our common stock, as reported on the Nasdaq Global Market (beginning November 21, 2006) were $11.99 and $9.25, respectively.

On March 26, 2007, the closing sales price per share of our common stock, as reported on the Nasdaq Global Market, was $9.60.

Stockholders

As of March 26, 2007, there were 77 stockholders of record of our common stock.

Dividends

We have not declared or paid cash dividends on our common stock. Our revolving loan agreement prohibits the payment of dividends on our common stock, other than dividends payable in our common stock, without the consent of the lender. The final S Corporation distribution of $6.3 million was paid to the holders of our redeemable common stock in two equal portions. The first portion was paid in December 2006. The second portion was accrued as a current liability and is reflected in our consolidated balance sheet at December 29, 2006. The second portion was paid in January 2007.

Comparison of Cumulative Total Return

The following graph compares the cumulative annual stockholders return on our common stock from the date trading began on The Nasdaq Global Market (November 21, 2006) through December 29, 2006 to that of the total return index for the Russell 2000 and a peer group of companies assuming an investment of $100 on the date our stock began trading publicly. The companies in our peer group include publicly traded companies that have operating characteristics most comparable to ours and that provide engineering services. The peer group includes the following companies: TetraTech, Inc., Michael Baker Corporation and TRC Companies, Inc. In calculating total annual stockholder return, reinvestment of dividends, if any, is assumed. The indices are included for comparative purposes only. They do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of our common stock. This graph is not “soliciting material,” is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Comparison of 2 Month Cumulative Total Return
Among Willdan Group, Inc., The Russell 2000 Index And A Peer Group

Recent Sales of Unregistered Securities

In the three years preceding the filing of this report, we have issued the following securities that were not registered under the Securities Act:

On November 27, 2006, we issued stock warrants in connection with our IPO to the underwriter for the right to purchase 290,000 common shares at 120% of the IPO share price (or $12.00 per share). The warrants become exercisable on November 20, 2007 and expire on November 20, 2011. The stock warrants were issued in reliance on Regulation D promulgated under the Securities Act of 1933, as amended.

On June 30, 2006, we issued an aggregate of 4,712,640 shares of our common stock to the 75 shareholders of The Willdan Group of Companies, Inc., a California corporation (“Willdan California”). The shares were issued in connection with the merger of Willdan California into Willdan Group in order to effect its reincorporation in the state of Delaware. The shares were issued in reliance on Rule 145(a)(2) of the Securities Act of 1933, as amended.

In January 2006, we issued an aggregate of 4,900 shares of our common stock to four purchasers, described below, for an aggregate purchase price of $17,798 (or $3.62 per share).

From August 2005 through October 2005, we issued an aggregate of 953,500 shares of our common stock to 59 purchasers, described below, for an aggregate purchase price of $3,594,695 (or $3.77 per share). These issuances were all part of the same stock offering.

With respect to the transactions in January 2006 and from August 2005 through October 2005, the purchasers were a select group of our officers, directors, key managers or consultants of the Company and/or its subsidiaries. The offer and sale of shares during these periods were not registered or qualified under federal or state securities laws, and exemptions from registration and qualification provided by these securities laws may not have been available or may not have been perfected. Consequently, we may be deemed to have violated the registration and qualification requirements of these securities laws with respect to the offer and sale of the common stock. To address this matter, in July 2006 we made a repurchase offer to the holders of the shares of common stock in accordance with the rules and regulations promulgated by the commissioner of the California Department of Corporations. Under the repurchase offer, we offered to repurchase from each stockholder all of his or her shares purchased during the period in question at a price equal to the original purchase price paid by such stockholder plus interest at an annual rate of 7% from the date of purchase. All of the stockholders elected to decline the repurchase offer.

Effective January 1, 2005, we issued an aggregate of 2,820,000 additional shares of common stock to stockholders of record as of January 1, 2005 in connection with a stock dividend approved by our board of directors on August 4, 2004. In connection with the stock dividend, each stockholder received an additional three shares of common stock for each one share of common stock owned by such stockholders as of the record date. The issuance of common stock was deemed to be exempt from registration under the Securities Act in reliance on Section 3(a)(9).

From June 2004 through August 2004, we issued an aggregate of 208,400 shares of our common stock to 33 purchasers for an aggregate purchase price of $628,326 (or $3.02 per share). These issuances were all part of the same stock offering. The number of shares and per share price have been adjusted to give effect to the stock dividend on January 1, 2005. The purchasers were a select group of our officers, directors, key managers and consultants.

Unless otherwise stated, the sales of the above securities were deemed by the Registrant to be exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering. The purchasers comprised a select group of our officers, directors, managers and service providers who, as a group, have had longstanding relationships with and knowledge of our Company, our senior management and our board of directors. The purchasers were provided financial and other information concerning us and were allowed the opportunity to ask questions and receive information from us prior to making their investment decisions. The purchasers represented their intention to acquire the securities for investment purposes and not with a view to sell or for sale in connection with any distribution thereof. Based on the limited nature of the offering, the level of knowledge and relationships of the purchasers with us, the provision and access to information and the restrictions on transfer, we believe our offerings satisfied the Section 4(2) exemption of the Act.

Use of Proceeds

On November 20, 2006, a registration statement (Registration No. 333-136444) relating to our initial public offering of our common stock was declared effective by the Securities and Exchange Commission. Under this registration statement, we registered 2,900,000 shares of our common stock, and another 435,000 shares subject to the underwriter’s over-allotment option. All 3,335,000 shares of common stock registered under the registration statement, including the 435,000 shares covered by the over-allotment option, were sold at a price to the public of $10.00 per share. Of these shares, 2,435,000 shares were sold by us, including the 435,000 shares covered by the over-allotment option, and 900,000 shares were sold by the selling stockholder identified in the registration statement. The offering closed on November 27, 2006. The managing underwriter was Wedbush Morgan Securities Inc.

The offering terminated after the sale of all of the shares registered on the registration statement. The aggregate gross proceeds from the shares of common stock sold by us, including the exercise of the over-allotment option, were approximately $24.4 million. The aggregate net proceeds to us from the offering were approximately $20.4 million  after deducting an aggregate of $1.7 million in underwriting discounts and commissions paid to the underwriters and an estimated $2.3 million in other expenses incurred in connection with the offering. As of the date of this report, we have used the proceeds from the offering for working capital and general corporate purposes and to fund a payment of approximately $6.3 million as the final S Corporation distribution to stockholders who were stockholders immediately prior to the offering, including some of our officers, directors and significant employees.

Issuer Purchases of Equity Securities

None.

ITEM 6.                SELECTED FINANCIAL DATA

The financial data set forth below should be read in conjunction with our corresponding consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this annual report.

	Fiscal Year
	2002	2003	2004	2005	2006
	(in thousands except per share amounts)
Consolidated Statement of Operations Data:
Contract revenues	$48,778	$54,485	$58,263	$67,263	$78,339
Direct costs of contract revenues:
Salaries and wages	13,211	14,522	15,623	20,918	24,602
Production expenses	1,318	1,327	1,497	1,529	1,496
Subconsultant services	5,781	7,360	6,089	4,745	4,168
Total direct costs of contract revenues	20,310	23,209	23,209	27,192	30,266
General and administrative expenses:
Salaries and wages, payroll taxes, employee benefits	15,649	17,473	19,711	22,720	26,051
Facilities	3,096	3,466	3,267	3,481	4,046
Stock-based compensation	—	—	—	2,737	38
Depreciation and amortization	844	865	1,056	1,257	1,584
Litigation accrual (reversal)	—	—	—	2,686	(1,049)
Other	6,490	6,202	6,923	7,935	10,359
Total general and administrative expenses	26,079	28,006	30,957	40,816	41,029
Loss on impairment of goodwill	353	—	—	—	—
Income (loss) from operations	2,036	3,270	4,097	(745)	7,044
Other income (expense):
Interest expense	(496)	(366)	(272)	(630)	(773)
Other, net	—	1	(6)	11	2,470
Total other income (expense)	(496)	(365)	(278)	(619)	1,697
Income (loss) before income taxes	1,540	2,905	3,819	(1,364)	8,741
Income tax provision	34	53	47	17	2,452
Net income (loss)	$1,506	$2,852	$3,772	$(1,381)	$6,289
Earnings per common share, basic and diluted(1)	$0.42	$0.79	$1.03	$(0.35)	$1.28
Weighted average common shares outstanding, basic and diluted(1)	3,566,000	3,633,000	3,653,000	3,994,000	4,900,000
S Corporation distributions paid per share(1)	$0.14	$0.11	$0.30	$0.46	$1.16
Pro Forma Data (unaudited):
Pro forma provision for income taxes(2)	$616	$1,162	$1,528	$549	$2,596
Pro forma net income (loss)(3)	$924	$1,743	$2,291	$(1,913)	$6,145
Pro forma earnings per common share, basic and diluted	$0.26	$0.48	$0.63	$(0.48)	$1.25
Other Operating Data (unaudited):
Adjusted EBITDA(4)	$2,893	$4,154	$5,163	$5,951	$7,651
Revenue per employee(5)	$109	$113	$119	$125	$131
Employee headcount at period end(6)	427	451	508	599	670

	Fiscal Year Ended
	December 27, 2002	January 2, 2004	December 31, 2004	December 30, 2005	December 29, 2006
Consolidated Balance Sheet Data:
Cash and cash equivalents	$251	$498	$266	$3,066	$20,633
Working capital	2,712	5,199	7,195	9,429	26,290
Total assets	19,229	21,460	23,223	32,797	57,108
Total indebtedness	6,866	5,033	3,543	1,858	1,632
Total redeemable common stock	5,900	8,661	11,477	14,660	—
Total stockholders’ equity	—	—	—	—	32,833

(1)          Per share amounts have been adjusted for a stock dividend paid on January 1, 2005 of three shares per each outstanding share.

(2)          Reflects combined federal and state income taxes on a pro forma basis, as if we had been taxed as a C corporation, using an effective tax rate of 40%.

(3)          Reflects historical income (loss) before income taxes less the pro forma provision for income taxes.

(4)          Adjusted EBITDA is a supplemental measure used by our management to measure our operating performance. We define Adjusted EBITDA as net income plus net interest expense, income tax expense (benefit), depreciation and amortization, loss (gains) on sales of assets, accrued expenses related to a litigation matter and a one-time stock-based compensation expense recorded in anticipation of our IPO, less proceeds from life insurance policies carried on our former chief executive officer. Our definition of Adjusted EBITDA may differ from those of many companies reporting similarly named measures. This measure should be considered in addition to, and not as a substitute for or superior to, other measures of financial performance prepared in accordance with U.S. generally accepted accounting principles, or GAAP, such as operating income and net income. We believe Adjusted EBITDA enables management to separate non-recurring income and expense items from our results of operations to provide a more normalized and consistent view of operating performance on a period-to-period basis. We use Adjusted EBITDA to evaluate our performance for, among other things, budgeting, forecasting and incentive compensation purposes. We also believe Adjusted EBITDA is useful to investors, research analysts, investment bankers and lenders because it removes from our operational results the impact of certain non-recurring income and expense items, which may facilitate comparison of our results from period to period.

Adjusted EBITDA is not a recognized term under GAAP and does not purport to be an alternative to operating income or net income as an indicator of operating performance or any other GAAP measure.

The following is a reconciliation of net income to Adjusted EBITDA (in thousands):

	Fiscal Year
	2002	2003	2004	2005	2006
Net income (loss)	$1,506	$2,852	$3,772	$(1,381)	$6,289
Interest income	(5)	(1)	(2)	(19)	(135)
Interest expense	496	366	272	630	773
Income tax provision	34	53	47	17	2,452
Depreciation and amortization	844	865	1,056	1,257	1,584
Loss (gain) on sale of assets	18	19	18	24	(13)
Life insurance proceeds	—	—	—	—	(2,250)
Litigation accrual	—	—	—	2,686	(1,049)
Stock-based compensation expense recorded in anticipation of our IPO	—	—	—	2,737	—
Adjusted EBITDA	$2,893	$4,154	$5,163	$5,951	$7,651

(5)          Reflects contract revenues, excluding revenue related to reimbursement of subconsultants and other costs, divided by the average number of full-time equivalent employees during the period.

(6)          Includes full-time and part-time employees.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading provider of outsourced services to small and mid-sized public agencies in California and other western states. Outsourcing enables these agencies to provide a wide range of specialized services, without having to incur and maintain the overhead necessary to develop staffing in-house. We provide a broad range of services to public agencies, including:

•       civil engineering;

•       building and safety services;

•       geotechnical engineering;

•       financial and economic consulting; and

•       disaster preparedness and homeland security.

We operate our business through a network of over 20 offices located throughout California and other western states and have a staff of 670 as of December 29, 2006 that includes licensed engineers and other professionals. Our core clients are public agencies in communities with populations ranging from 10,000 to 300,000 people. We believe communities of this size are underserved by large outsourcing companies that tend to focus on securing large federal and state projects, as well as projects for the private sector. We seek to establish close working relationships with our public agency clients and, over time, to expand the breadth and depth of the services we provide to them.

While we currently serve communities throughout the country, our business is concentrated in California and neighboring states. We provide services to approximately 60% of the 478 cities and over 60% of the 58 counties in California. We also serve special districts, school districts and other public agencies.

Prior to our initial public offering in November 2006, we were taxed as an S Corporation for purposes of federal and state income taxes. As a result of the offering, our S Corporation status terminated and we are now taxed as a C Corporation under federal and state tax laws. We recognized a net deferred income tax liability of $2.0 million resulting from the termination of our S Corporation status.

Willdan Group, Inc. is a Delaware corporation formed in 2006 for the purposes of effecting the reincorporation of The Willdan Group of Companies, a California corporation, formed in 2001 to serve as our holding company. The reincorporation was completed effective June 30, 2006.

We were founded over 40 years ago, and today consist of a family of wholly owned companies that operate within the following segments for financial reporting purposes:

Engineering Services.   Our Engineering Services segment includes the businesses of our subsidiary, Willdan, which provides engineering-related services, and our subsidiary, Arroyo Geotechnical, which provides geotechnical engineering services. The segment also includes our subsidiary, Public Agency Resources (PARs), which provides staffing to Willdan. Willdan is our largest subsidiary and represents the core business of our company that was founded more than 40 years ago. Contract revenue for the Engineering Services segment represented 84.6% and 84.1% of our consolidated contract revenue for fiscal year 2005 and fiscal year 2006, respectively.

Public Finance Services.   Our Public Finance Services segment consists of the business of our subsidiary, MuniFinancial, which offers financial and economic services to public agencies. Contract revenue for the Public Finance Services segment represented 15.3% and 14.7% of our consolidated contract revenue for fiscal year 2005 and fiscal year 2006, respectively.

Homeland Security Services.   Our Homeland Security Services segment consists of the business of our subsidiary, American Homeland Solutions, which offers homeland security and public safety consulting services. We formed this subsidiary in fiscal year 2004 and began operations in the second half of fiscal year 2005. Contract revenue for our Homeland Security Services segment represented 0.1% and 1.2% of our consolidated contract revenues for fiscal year 2005 and fiscal year 2006, respectively.

Recent Developments

Litigation Accrual

We were involved in a dispute with the City of West Hollywood, California that arose in fiscal year 2002. This matter concerned a construction project in the City of West Hollywood for the improvement of Santa Monica Boulevard.

In the fourth quarter of 2005, following a trial in the Los Angeles County Superior Court, the jury rendered a verdict against us and awarded damages in the amount of $6.3 million, including attorney’s fees, interest and costs. Our insurance company posted bonds and filed an appeal with respect to this matter. During the appeal process, interest accrued on the outstanding judgment at the rate of 10% per annum.

As of December 30, 2005, we believed that approximately $3.2 million of the damages was covered by our professional liability insurance policy. Therefore, in fiscal year 2005, we expensed $2.7 million of this judgment and recorded related interest expense of $0.4 million related to the West Hollywood case. In the third quarter of 2006, we obtained a court ruling awarding us approximately $1.0 million on a claim for indemnity, recovering the settlement amount and interest thereon and attorney fees and costs in connection with an unrelated claim that arose in fiscal year 2002. This ruling has been appealed by the cross-defendant and that appeal is ongoing. Because the claim arose in 2002 and our insurance carrier previously paid the settlement amount, we were able to replenish our insurance coverage by approximately $1.0 million for that policy year. Therefore, we reflected an additional receivable of approximately $1.0 million from our insurance company in the third quarter of 2006, which will remain outstanding while the appeal is ongoing, and a corresponding reduction in litigation accrual expense.

In our consolidated balance sheet as of December 30, 2005, we reflected a total liability of $6.3 million and the related receivable of $3.2 million from the insurance company. In our consolidated balance sheet as of December 29, 2006, we reflected a total liability of $6.9 million and related receivables of $4.2 from the insurance company.

Effective March 6, 2007, we entered into a settlement agreement with the City of West Hollywood relating to the Santa Monica Boulevard matter. Pursuant to the settlement agreement, both parties have agreed to a full mutual release of all claims related to the lawsuit and appeal, subject to dismissal of the appeal. Neither party admits any fault or liability related to the claims in the lawsuit.

Under the terms of the settlement agreement, we agreed to pay $6.2 million in cash to the city. Our insurance company has already paid $3.2 million of the settlement amount and we expect to receive an additional $1.0 million from our insurance company upon the resolution of the appeal in an unrelated matter discussed above. We also agreed to provide an $85,000 credit for future services to the city. The future services are to be provided at our then prevailing rates and can be chosen in the city’s sole discretion from services provided by us to our municipal clients. The city must use the credit before December 31, 2012.

We will file a stipulation and request for dismissal of appeal in the action against the city. In the event that the California Court of Appeal declines to accept the stipulation and dismissal of appeal, the settlement agreement will be invalid and any payment made under the agreement will be returned to us.

Stock-Based Compensation Expense Recorded in Anticipation of the Initial Public Offering

We had an established plan whereby selected employees, consultants, officers and directors of Willdan Group, Inc. and subsidiaries were permitted to, at the invitation of the board of directors, purchase redeemable shares of Willdan Group, Inc.’s common stock. This plan was established to provide for continuity of management by providing ownership opportunities to those individuals who are or will be actively responsible for the continued success of the company. Our board of directors determined which individuals were permitted to purchase stock and how many shares each of these individuals were permitted to purchase. There was no vesting period. Our employees and directors owned most of the shares prior to our initial public offering. The plan and all transactions involving our common stock were governed by our stock buy/sell agreement, including the pricing of shares. Under the buy/sell agreement, the stock price was calculated using a formula that was used consistently since our inception for all purchases and re-purchases of stock. This plan and the buy/sell agreement terminated upon completion of the initial public offering, or IPO, of our common stock in November 2006.

From August 2005 to October 2005, individuals purchased 953,500 shares of our redeemable common stock at a price of $3.77 per share, pursuant to awards of stock purchase rights made by our board of directors on February 9, 2005. At the time the shares were purchased, we had commenced a preliminary consideration of becoming a public company in addition to considering other forms of financing that would not have resulted in our common stock becoming publicly traded. Before issuing our financial statements for fiscal year 2005, we determined that it was possible we could be within one year of an IPO. Accordingly, the fiscal year 2005 sales of common stock were considered to be in contemplation of an IPO and the difference between the aggregate formula-based price that was paid for the stock and the aggregate fair value of the purchased shares was recorded as an expense for fiscal year 2005. The expense totaled $2.7 million and is included as stock-based compensation within general and administrative expenses. See Note 7 to the consolidated financial statements included elsewhere in this Report.

Life Insurance Proceeds

On May 15, 2006, our co-founder and chief executive officer, Dan W. Heil, passed away. We carried two life insurance policies on Mr. Heil. In June and July 2006, we received the cash proceeds from these two policies of approximately $2.3 million.

Acquisition of Assets

In June 2006, our subsidiary American Homeland Solutions, or AHS, acquired substantially all of the assets of VT & Associates, Inc., or VTA, for $250,000. VTA developed and provided training courses to public agencies.

Components of Income and Expense

Contract Revenues

We enter into contracts with our clients that contain three principal types of pricing provisions: fixed fee, time-and-materials and unit-based. Contract revenues on our fixed fee contracts are determined on the percentage-of-completion method based generally on the ratio of direct costs incurred to date to estimated total direct costs at completion. Many of our fixed fee contracts are relatively short in duration, thereby lowering the risks of not properly estimating the percent complete. Revenues on our time-and-materials and unit-based contracts are recognized as the work is performed in accordance with specific terms of the contract. A large percentage of our contracts are based on contractual rates per hour plus costs incurred. Some of these contracts include maximum contract prices, but the majority of these contracts are not expected to exceed the maximum.

Adjustments to contract cost estimates are made in the periods in which the facts requiring such revisions become known. When the revised estimate indicates a loss, such loss is provided for currently in its entirety. Claims revenue is recognized only upon resolution of the claim. Change orders in dispute are evaluated as claims. Costs related to unpriced change orders are expensed when incurred and recognition of the related contract revenue is based on an evaluation of the probability of recovery of the costs. Estimated profit is recognized for unpriced change orders if realization of the expected price of the change order is assured beyond a reasonable doubt.

Direct Costs of Contract Revenues

Direct costs of contract revenues consist primarily of that portion of technical and nontechnical salaries and wages that has been incurred in connection with revenue producing projects. Direct costs of contract revenues also include production expenses, subconsultant services and other expenses that are incurred in connection with revenue producing projects. Direct costs of contract revenues exclude that portion of technical and nontechnical salaries and wages related to marketing efforts, vacations, holidays and other time not spent directly generating revenues under existing contracts. Such costs are included in general and administrative expenses. Additionally, payroll taxes, bonuses and employee benefit costs for all of our personnel are included in general and administrative expenses since no allocation of these costs is made to direct costs of contract revenues. No allocation of facilities costs is made to direct costs of contract revenues nor is depreciation and amortization allocated to direct costs. We expense direct costs of contract revenues when incurred.

As a firm that provides multiple and diverse outsource services, we do not believe gross margin is a consistent or appropriate indicator of our performance and therefore we do not use this measure as construction contractors and other types of consulting firms may. Other companies may classify as direct costs of contract revenues some of the costs that we classify as general and administrative expenses. As a result, our direct costs of contract revenues may not be comparable to direct costs for other companies, either as a line item expense or as a percentage of contract revenues.

General and Administrative Expenses

General and administrative expenses include the costs of the marketing and support staffs, other marketing expenses, management and administrative personnel costs, payroll taxes, bonuses and employee benefits for all of our employees and the portion of salaries and wages not allocated to direct costs of contract revenues for those employees who provide our services. General and administrative expenses also include facility costs, depreciation and amortization, professional services, legal and accounting fees and administrative operating costs. Within general and administrative expenses, “Other” includes expenses such as professional services, legal and accounting, computer costs, travel and entertainment and marketing costs. We expense general and administrative costs when incurred.

Until November 2006, we had not operated as a public company. As a public company, we have and will incur significant legal, accounting and other expenses that we did not incur as a private company, and we expect our general and administrative expenses to increase as a result. We expect that our management and other personnel will need to devote a substantial amount of time to comply with the requirements of being a public company. Moreover, rules and regulations for public companies will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

Critical Accounting Policies

This discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. To prepare these financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses in the reporting period. Our actual results may differ from these estimates. We have provided a summary of our significant accounting policies in Note 2 to our consolidated financial statements included elsewhere in this report. We describe below those accounting policies that require material subjective or complex judgments and that have the most significant impact on our financial condition and results of operations. Our management evaluates these estimates on an ongoing basis, based upon information currently available and on various assumptions management believes are reasonable as of the date of this report.

Contract Accounting

Applying the percentage-of-completion method of recognizing revenues for our fixed price contracts requires us to estimate the outcome of our long-term contracts. We forecast such outcomes to the best of our knowledge and belief of current and expected conditions and our expected course of action. Differences between our estimates and actual results can occur, resulting in changes to reported revenues and earnings. Such changes could have a material effect on our future consolidated financial statements.

Contract receivables are carried at original invoice amount less an estimate made for doubtful receivables based upon our review of all outstanding amounts on a monthly basis. We determine the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts. Our credit risk is minimal with governmental entities. Contract receivables are written off when deemed uncollectible. Recoveries of contract receivables previously written off are recorded when received.

For further information on the types of contracts under which we perform our services, see “Business—Contract Structure” elsewhere in this Report.

Goodwill Impairment Valuation

Goodwill primarily represents the excess of the purchase price paid for MuniFinancial in 1999 over the estimated fair value of the net identified tangible and intangible assets acquired. We perform an annual review in the fourth quarter of each fiscal year, or more frequently if indicators of potential impairment exist, to determine if the recorded goodwill is impaired. We compare the fair value of MuniFinancial to its carrying value, including goodwill. To estimate the fair value of MuniFinancial, we use a valuation approach based on a multiple of historical cash flows, management’s estimates of future cash flows, and other market data. This estimate of fair value of MuniFinancial is highly subjective and is based in part on assumptions that could differ materially from actual results. If our evaluation indicates that goodwill is impaired, we perform an additional assessment to determine the extent of the impairment loss based on the implied fair value of goodwill compared with the carrying amount of the goodwill. Such an impairment loss has a direct impact on our net income because recording an impairment loss results in an immediate negative adjustment to net income. No such impairment loss has been recognized to date related to MuniFinancial. In fiscal year 2002, we recognized an impairment loss of $0.4 million relating to our acquisition of WPA Traffic Engineering, Inc. in 1999 and no goodwill remains related to this acquisition.

Accounting for Claims Against the Company

We record liabilities to claimants for probable and estimable claims on our consolidated balance sheet and record a corresponding receivable from our insurance carrier for the portion of the claim that is probable of being covered by insurance. The estimated claim amount net of the amount estimated to be covered by insurance is included in our general and administrative expenses. Determining probability and estimating claim amounts is highly judgmental. Initial accruals and any subsequent changes in our estimates could have a material effect on our consolidated financial statements.

Valuing Redeemable Common Stock

Prior to fiscal year 2005, we recognized no compensation expense related to our book value stock purchase plan due to changes in the formula price during the employment period since the employees made a substantive investment that would be at risk for a reasonable period of time.

Awards of book value share purchase rights granted under the purchase plan during fiscal year 2005 were considered to have been granted in contemplation of an initial public offering, and, accordingly, we recorded compensation expense for the difference between the formula value and the estimated fair value of the purchased shares.

In the evaluation of the fair value of the stock considered to be issued in contemplation of our initial public offering, we considered our profitability and financial condition, the proximity of the issuance to the offering, intervening events, market conditions, transfer restrictions and dates of purchase.

Results of Operations

The following table sets forth, for the periods indicated, certain information derived from our consolidated statements of operations expressed as a percentage of contract revenues. Amounts may not add to the totals due to rounding.

	Fiscal Year
	2004	2005	2006
Statement of Operations Data:
Contract revenues	100.0%	100.0%	100.0%
Direct costs of contract revenues:
Salaries and wages	26.8	31.1	31.4
Production expenses	2.6	2.3	1.9
Subconsultant services	10.5	7.1	5.3
Total direct costs of contract revenues	39.8	40.4	38.6
General and administrative expenses:
Salaries and wages, payroll taxes, employee benefits	33.8	33.8	33.3
Facilities	5.6	5.2	5.2
Stock-based compensation	—	4.1	—
Depreciation and amortization	1.8	1.9	2.0
Litigation accrual	—	4.0	(1.3)
Other	11.9	11.8	13.2
Total general and administrative expenses	53.1	60.7	52.4
Income (loss) from operations	7.0	(1.1)	9.0
Other income (expense):
Interest	(0.5)	(0.9)	(1.0)
Other, net	—	—	3.2
Total other income (expense)	(0.5)	(0.9)	2.2
Income (loss) before income taxes	6.6	(2.0)	11.2
Income tax provision	0.1	—	3.1
Net income (loss)	6.5%	(2.1)%	8.0%

Fiscal Year 2006 Compared to Fiscal Year 2005

Contract revenues.   Our contract revenues were $78.3 million for the fiscal year ended December 29, 2006, with $65.9 million attributable to the Engineering Services segment and $11.5 million attributable to the Public Finance Services segment. Our Homeland Security Services segment generated $0.9 million during this period. Consolidated contract revenues increased $11.0 million, or 16.3%, from $67.3 million in the fiscal year ended December 30, 2005. This was due primarily to increases of $9.0 million, or 15.8%, and $1.2 million, or 12.0%, in contract revenues of the Engineering Services and Public Finance Services segments, respectively. In addition, this is the first fiscal year in which our Homeland Security Services segment, which began operations in the second half of fiscal year 2005, generated notable revenue. Contract revenues in the Homeland Security Services segment increased from $0.1 million in fiscal year 2005 to $1.0 million in fiscal year 2006. Overall headcount increased to 670 as of December 29, 2006 from 599 as of December 30, 2005, an increase of 11.9%.

The growth in contract revenues for the Engineering Services segment is due primarily to increased demand for our existing services. To respond to this demand, our Engineering Services segment increased its total headcount to 542 as of December 29, 2006 from 481 as of December 30, 2005, representing an increase of 12.7%. To respond to demand for our services in additional geographic areas of California, we opened a new satellite office in Santa Rosa, California in May 2006. To respond to demand for our services in our existing geographic locations, in fiscal year 2006, we relocated and/or expanded our facilities in Bakersfield, Fresno, Redding, and Sacramento, California, as well as in Phoenix and Tucson, Arizona and Henderson, Nevada. In fiscal year 2005, we opened two new satellite office locations in Fresno and Marysville, California.

The growth in contract revenues for our Public Finance Services segment also is due primarily to increased demand for our existing services. To respond to this demand, we opened two new MuniFinancial locations in June 2006 and September 2006 in Bellevue, Washington and Orlando, Florida. Our Public Finance Services segment met this increased demand for services without increasing its total headcount. Total headcount was 78 as of December 29, 2006 which represents no change from the total headcount as of December 30, 2005.

To provide for demand for our Homeland Security services, we opened a separate location for these services in Anaheim, California in March 2006.

Direct costs of contract revenues.   Direct costs of contract revenues were $30.3 million in the fiscal year ended December 29, 2006, with $27.0 million attributable to the Engineering Services segment and $2.8 million attributable to the Public Finance Services segment. The additional $0.5 million is attributable to direct costs of contract revenues for our Homeland Security Services segment. This represented a total increase of $3.1 million, or 11.4%, from $27.2 million in the fiscal year ended December 30, 2005. Of this total increase, direct costs of contract revenues increased $2.7 million, or 11.0%, in the Engineering Services segment and there was no increase in the Public Finance Services segment. The remaining $0.4 million is attributable to the Homeland Security Services segment. These increases were primarily the result of the increased volume of activity that generated the increased contract revenue previously discussed for our three operating segments. Direct costs of contract revenues as a percentage of contract revenue for the fiscal year ended December 29, 2006 decreased to 38.6% from 40.4% for the fiscal year ended December 30, 2005.

Within direct costs of contract revenues, salaries and wages increased from 31.1% of contract revenues in the fiscal year ended December 30, 2005 to 31.4% in the fiscal year ended December 29, 2006. Comparing those same periods, subconsultant services decreased from 7.1% of contract revenues to 5.3% of contract revenues. This shift within direct costs of contract revenues is primarily due to the establishment of our subsidiary, PARs, in fiscal year 2005. PARs provides in-house staffing services to Willdan by hiring professionals that would in the past have been engaged as subconsultants or independent contractors. Numerous subconsultants whom we previously engaged as independent contractors for projects within our Engineering Services segment became employees of PARs. All contract revenues and expenses associated with the operation of PARs are included in the Engineering Services segment.

General and administrative expenses.   General and administrative expenses increased by $0.2 million, or 0.5%, to $41.0 million in the fiscal year ended December 29, 2006 from $40.8 million in the fiscal year ended December 30, 2005. This was due primarily to increases of $0.9 million and $0.9 million in general and administrative expenses of the Engineering Services and Public Finance Services segments, respectively. Of the remaining $1.6 million decrease, $0.4 million related to the establishment of our Homeland Security Services segment and a reduction of $2.0 million is attributed to unallocated corporate expenses. General and administrative expenses as a percentage of contract revenues decreased to 52.4% in the fiscal year ended December 29, 2006 from 60.7% in the prior year period.

The increases in general and administrative expenses in the Engineering Services and Public Finance Services segments were due primarily to increased costs related to the growth in headcount of engineers and other professionals. Additionally, the $0.9 million increase in the Engineering Services segment is net of a $1.0 million reduction in our litigation accrual as a result of the recovery of a prior indemnity claim. The litigation accrual is discussed above in “—Recent Developments—Litigation Accrual.” Employee related costs included in general and administrative expenses such as payroll taxes, employee benefits, bonuses and that portion of salaries and wages related to time not spent directly generating revenues increased by $3.3 million, or 14.7%. Facilities costs increased by $0.6 million, or 16.2%, as a result of additional needs created by the increased headcount. Depreciation and amortization increased by $0.3 million, or 26.0%, as a result of additional needs for leasehold improvements, furniture, fixtures and equipment created by additional personnel. Other general and administrative expenses increased by approximately $2.4 million, or 30.5%. This includes an increase of $0.2 million for bad debt expense related to an Engineering Services segment project, an increase of $0.3 million in marketing expense primarily due to design and printing costs related to our name change in June 2006, an increase of $0.3 million in insurance premiums and an increase in $0.2 million in computer expense related to increases in employee headcount, and  expenses related to our initial public offering. As discussed above under “—Components of Income and Expense—Direct Costs of Contract Revenues,” we do not allocate the costs discussed above to direct costs of contract revenues.

The $2.0 million decrease in unallocated corporate expense is primarily the result of a decrease of $2.7 million in stock-based compensation expense in 2006 compared to 2005. Stock-based compensation expense in anticipation of the initial public offering of $2.7 million was recorded in the fiscal year ended December 30, 2005 in connection with stock issuances during that period. Stock-based compensation expense is discussed above in “—Recent Developments—Stock-Based Compensation Expense.”

Income (loss) from operations.   As a result of the above factors, operating income was $7.0 million for the fiscal year ended December 29, 2006 as compared to a $0.7 million loss from operations for the fiscal year ended December 30, 2005. Operating income as a percentage of contract revenues increased to 9.0% in the fiscal year ended December 29, 2006 from (1.1)% in the prior year period. As discussed above, operating income for the fiscal year ended December 29, 2006 includes a reduction in litigation accrual of $1.0 million as a result of recovery in 2006 on a prior 2002 claim and a decrease from fiscal year 2005 of $2.7 million in stock-based compensation expense.

Other income (expense).   Other income (expense), net increased by $2.3 million to $1.7 million of income in the fiscal year ended December 29, 2006 from $0.6 million of expense in the fiscal year ended December 30, 2005. This was due primarily to the receipt of $2.3 million in life insurance proceeds as a result of the death of our former chief executive officer and the recovery of $53,000 on legal matters, partially offset by increased interest expense of $0.1 million. Interest expense increased due to $0.6 million accrued during fiscal year 2006 related to the West Hollywood litigation and this increase was partially offset by decreased interest as a result of lower outstanding principal balances on our debt.

Income tax provision.   In fiscal year 2006, the income tax provision increased by $2.4 million to $2.5 million from $17,000 in fiscal year 2005. This increase was due primarily to an increase of $2.0 million to record our deferred tax liability at C Corporation federal and state tax rates that resulted from the termination of our S Corporation status upon completion of our initial public offering.  To a lesser extent, the increase in the income tax provision relates to calculating the provision for the post-IPO period using C Corporation tax rates.

Fiscal Year 2005 Compared to Fiscal Year 2004

Contract revenues.   Our contract revenues were $67.3 million for fiscal year 2005, with $56.9 million attributable to Engineering Services and $10.3 million attributable to the Public Finance Services segment. This represented an increase in total contract revenues of $9.0 million, or 15.4%, from $58.3 million for fiscal year 2004. This was due primarily to increases of $8.3 million, or 17.1%, and $0.6 million, or 6.3%, in contract revenues of the Engineering Services segment and Public Finance Services segment, respectively. In addition, our Homeland Security Services segment, which began operations in the second half of fiscal year 2005, generated $0.1 million during this period. Overall headcount increased to 599 at the end of fiscal year 2005 from 508 at the end of fiscal year 2004, an increase of 17.9%.

The growth in contract revenues for the Engineering Services segment was due primarily to increased demand for our existing services. To respond to this demand, our Engineering Services segment increased its total headcount to 481 as of December 30, 2005 from 404 as of December 31, 2004, an increase of 19.1%. Of the 77 employees added in fiscal year 2005, 17 were formerly subconsultants or independent contractors that became employees of our subsidiary, PARs. To respond to demand for our services in additional geographic areas of California, two new office locations were opened in fiscal year 2005 in Fresno and Marysville, California and we opened a new office in Bakersfield, California in November 2004 which did not begin generating revenue until fiscal year 2005. In response to increased demand for our services in Arizona, we expanded our office in Tucson. In addition, our geotechnical company opened its new office location, which included an expanded laboratory, in the fourth quarter of fiscal year 2004. During fiscal year 2005, our geotechnical company increased its number of clients by over 30%, which was the primary reason for its increased contract revenues of $0.7 million, or 132.9%, for fiscal year 2005.

The growth in contract revenues for our Public Finance Services segment also is due primarily to increased demand for our existing services. In response to this demand, our Public Finance Services segment increased its total headcount to 78 as of December 30, 2005 from 65 as of December 31, 2004, representing an increase of 20.0%.

Direct costs of contract revenues.   Direct costs of contract revenues increased by $4.0 million, or 17.2%, to $27.2 million for fiscal year 2005 from $23.2 million for fiscal year 2004. Of this total increase, direct costs of contract revenues increased $3.6 million, or 17.4%, in the Engineering Services segment and $0.3 million, or 12.0%, in the Public Finance Services segment. The remaining $0.1 million is attributable to the Homeland Security Services segment.

Direct costs of contract revenues for fiscal year 2005 included salaries and wages resulting from the commencement of operations in fiscal year 2005 of our subsidiary, PARs. Forming this subsidiary resulted in a shift of direct expense from subconsultant services to direct salaries and wages. In fiscal year 2004, direct salaries and wages were 26.8% of contract revenues. In fiscal year 2005, direct salaries and wages increased to 31.1% of contract revenues. In comparing the same periods, subconsultant services decreased from 10.5% of contract revenues in fiscal year 2004 to 7.1% of contract revenues in fiscal year 2005. In addition to the shift in direct expenses from subconsultant services to direct salaries and wages, we also added 40 new PARs employees between December 31, 2004 and December 30, 2005. Total direct costs of contract revenues as a percentage of contract revenues of 40.4% in fiscal year 2005 was comparable to 39.8% in fiscal year 2004.

General and administrative expenses.   General and administrative expenses increased by $9.9 million, or 31.9%, to $40.8 million for fiscal year 2005 from $31.0 million for fiscal year 2004. This was due in part to $2.7 million accrued in connection with ongoing litigation and $2.7 million in stock-based compensation expense in connection with stock issuances in fiscal year 2005, each of which is described above under “—Recent Developments.” All of the stock-based compensation expense was included in unallocated general and administrative expense and the litigation accrual relates to the Engineering Services segment.

There were other increases of $3.2 million and $0.6 million in general and administrative expenses in the Engineering Services and Public Finance Services segments, respectively. These additional general and administrative expenses were due primarily to increased costs related to the growth of employee headcount in both segments as discussed above. Additionally, there were increases of $0.4 million and $0.2 million in our Homeland Security Services segment and unallocated corporate expenses, respectively.

Employee related costs included in general and administrative expenses such as payroll taxes, employee benefits, bonuses and that portion of salaries and wages related to time not spent directly generating revenues increased by $3.0 million, or 15.3%. Facilities costs increased by $0.2 million, or 6.6%. Depreciation and amortization increased by $0.2 million, or 19.0%, as a result of additional needs for leasehold improvements, furniture, fixtures and equipment created by additional personnel. Other general and administrative expenses increased by approximately $1.0 million, or 14.6%, primarily as a result of the increased volume of our business. In addition to cost increases attributable to growth in employee headcount, we also experienced rate increases for expenses such as insurance premiums and health insurance and other employee benefits.

Income (loss) from operations.   Primarily as a result of the stock-based compensation expense and litigation accrual discussed above, operating income (loss) decreased by $4.8 million, or 117.1%, to a $745,000 loss from operations for fiscal year 2005 from income of $4.1 million for fiscal year 2004. Operating income as a percentage of contract revenues decreased to (1.1)% for fiscal year 2005 from 7.0% in fiscal year 2004.

Other income (expense).   Other expense, net increased by $341,000, or 122.7%, to $619,000 for fiscal year 2005 from $278,000 for fiscal year 2004. This was due primarily to a net increase in interest expense of $358,000 resulting primarily from interest related to the litigation accrual discussed above and the effect of increasing borrowing rates due to market factors offset by the impact of decreased borrowings under our line of credit and term debt.

Liquidity and Capital Resources

As of December 29, 2006, we had $20.6 million of cash and cash equivalents. Our primary sources of liquidity are cash generated from operations, borrowings under our revolving line of credit, capital leases and sales of our common stock. We believe that our cash on hand, cash generated by operating activities and funds available under our credit facility will be sufficient to finance our operating activities for at least the next 12 months.

Cash flows from operating activities

Cash flows provided by operating activities were $6.3 million for the fiscal year ended December 29, 2006 compared to $4.6 million for fiscal year 2005 and $3.9 million for fiscal year 2004. The cash flows provided by operating activities in the fiscal year ended December 29, 2006 were comparatively higher than in 2005 due primarily to the increase in the volume of our business and the collection of approximately $2.3 million of life insurance proceeds. Cash flows provided by operating activities in fiscal year 2005 were comparatively higher than in fiscal year 2004 due primarily to a $0.6 million increase in our income before income taxes before the non-cash accruals for stock-based compensation and litigation along with the related interest accrual for the litigation.

Cash flows from investing activities

Cash flows used in investing activities were $2.9 million for the fiscal year ended December 29, 2006 compared to $1.9 million for fiscal year 2005 and $0.9 million for fiscal year 2004. Cash flows used in investing activities for the aforementioned periods primarily related to the purchase of equipment and leasehold improvements. Fiscal years 2005 and 2006 included higher than historical levels of equipment and leasehold improvements purchases due to the establishment of new office locations, the relocation of existing office facilities, including our corporate offices, and capital expenditures resulting from our overall increase in employee headcount.

Cash flows from financing activities

Cash flows provided by financing activities were $14.2 million for the fiscal year ended December 29, 2006 compared to $0.1 million provided by financing activities for fiscal year 2005 and $3.2 million used in financing activities for fiscal year 2004. Cash flows provided by financing activities for fiscal year 2006 increased from fiscal year 2005 primarily as a result of an increase in net proceeds from issuance of common stock of $16.9 million as a result of our IPO and the exercise of the over-allotment option and a decrease in net debt repayments of $1.2 million, partially offset by an increase in distributions to holders of redeemable common stock of $3.8 million. For fiscal years 2005 and 2004, the net increase in cash flows from financing activities of $3.2 million related primarily to an increase in proceeds from issuance of redeemable common stock of $3.0 million and decrease in payments to acquired retired redeemable common stock of $0.5 million, offset by an increase in distributions to holders of redeemable common stock of $0.6 million.

Outstanding indebtedness

We currently have a revolving line of credit with a bank, as well as a note payable for a portion of the purchase price for VTA. We also finance insurance premiums by entering into notes payable with insurance companies.

Our $8.0 million revolving line of credit had no outstanding balance at December 29, 2006. On January 31, 2007, we terminated that line of credit and entered into a Business Loan Agreement (Asset Based) with Orange County Business Bank, or OCBB, as well as a related Promissory Note and Commercial Security Agreement. Under the Loan Agreement, we can borrow up to $8.0 million under a revolving line of credit. We have the right to convert up to $2 million of the revolving line of credit to two term loans under specified circumstances involving the start up of a new division and/or business unit and the acquisition of other companies. Loans made under the revolving line of credit will accrue interest at the rate of 0.25% over the current Wall Street Journal Prime Rate, resulting in an initial interest rate as of January 31, 2007 of 8.50%. Upon a default, the interest rate will be increased by a default rate margin of 6.00%. Upon the occurrence of an event of default under the Loan Agreement, OCBB has the option to make all indebtedness then owed by us under the loan documents immediately due and payable. The revolving line of credit matures on July 31, 2007.

Borrowings under the loan documents are secured by substantially all of our and our subsidiaries’ tangible and intangible assets. Each of our subsidiaries, except Public Agency Resources, has signed an unconditional guaranty of our obligations under the loan documents. The Loan Agreement also contains customary representations, affirmative and negative covenants and defaults for a credit facility, including covenants to maintain a minimum tangible net worth, a minimum ratio of current assets to current liabilities and a minimum ratio of debt service coverage. The Loan Agreement also prohibits the payment of dividends on our common stock, other than dividends payable in our common stock, without the consent of OCBB. As of March 26, 2007, the amount available under the line of credit was approximately $8.0 million, and we were in compliance with all of our covenants.

We repaid our term loan in December 2006. When we repaid it, the loan bore interest at prime plus 0.25% and was scheduled to mature on July 1, 2007. The loan was secured by accounts receivable and equipment and was guaranteed by a principal stockholder.

We also had a note payable with an outstanding balance of $121,000 as of December 29, 2006 for a portion of the purchase price for VTA, which we acquired in June 2006. The note bears interest at 6.0% and is payable in equal monthly installments through July 2008.

Contractual obligations

We have certain cash obligations and other commitments, which will impact our short- and long-term liquidity. At December 29, 2006, such obligations and commitments consisted of long-term debt, operating leases and capital leases. The following table sets forth our contractual obligations as of December 29, 2006:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long term debt(1)	$1,126,000	$1,080,000	$46,000	$—	$—
Operating leases	13,713,000	3,759,000	5,147,000	3,503,000	1,304,000
Capital leases	777,000	275,000	428,000	74,000	—
Total contractual cash obligations	$15,616,000	$5,114,000	$5,621,000	$3,577,000	$1,304,000

(1)          Long-term debt includes principal and interest payments under our debt agreements assuming no additional borrowings or principal payments.

New Accounting Pronouncement

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Statement 109 does not prescribe a recognition threshold or measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. Diversity in practice exists in the accounting for income taxes. To address that diversity, this Interpretation clarifies the application of Statement 109 by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements. Additionally, this Interpretation provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. We do not believe the adoption of FASB Interpretation No. 48 will have a material effect on our consolidated financial statements.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss to future earnings, to fair values or to future cash flows that may result from changes in the price of a financial instrument. The value of a financial instrument may change as a result of changes in interest rates, exchange rates, commodity prices, equity prices and other market changes. Market risk is attributed to all market risk sensitive financial instruments, including long-term debt.

As a result of our initial public offering, we had cash and cash equivalents of $20.6 million as of December 29, 2006. Of this amount, $7.0 million was invested in the Orange County Business Bank Money Market Fund and $13.3 million was invested in the SEI Investments Money Market Fund. Although these investments are subject to variable interest rates, we do not believe we are subject to significant market risk for these short-term investments.

We do not engage in trading activities and do not participate in foreign currency transactions or utilize derivative financial instruments. Additionally, we do not possess any bank debt which bears interest at variable rates. As of December 29, 2006, we had no borrowings outstanding under our credit facility.

ITEM 8.             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and related financial information, as listed under Item 15, appear in a separate section of this annual report beginning on page F-1.

Index to Consolidated Financial Statements

Page
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of December 30, 2005 and December 29, 2006	F-2
Consolidated Statements of Operations for each of the fiscal years in the three-year period ended December 29, 2006	F-3
Consolidated Statements of Redeemable Common Stock and Stockholders’ Equity for each of the fiscal years in the three-year period ended December 29, 2006	F-4
Consolidated Statements of Cash Flows for each of the fiscal years in the three-year period ended December 29, 2006	F-5
Notes to Consolidated Financial Statements	F-6

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in and/or disagreements with accountants on accounting and financial disclosure during the year ended December 29, 2006.

ITEM 9A.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective.

Changes in Internal Controls

Based on our evaluation carried out in accordance with SEC Rule 15d-15(b) under the supervision and with the participation of our management, including our President and Chief Financial Officer, the Company concluded that there were no changes during the fourth fiscal quarter of 2006 in its internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference to Willdan Group, Inc.’s Proxy Statement for its 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the Company’s 2006 fiscal year.

We have posted our Code of Ethical Conduct on our website, www.willdangroup.com, under the heading “Corporate Governance”.

ITEM 11.         EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to Willdan Group, Inc.’s Proxy Statement for its 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the Company’s 2006 fiscal year.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this item is incorporated by reference to Willdan Group, Inc.’s Proxy Statement for its 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the Company’s 2006 fiscal year.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to Willdan Group, Inc.’s Proxy Statement for its 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the Company’s 2006 fiscal year.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to Willdan Group, Inc.’s Proxy Statement for its 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the Company’s 2006 fiscal year.

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)          The following documents are filed as part of this report:

1.                 Financial Statements

The following financial statements of Willdan Group, Inc. and report of independent auditors are included in Item 8 of this annual report and submitted in a separate section beginning on page F-1:

Page
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of December 30, 2005 and December 29, 2006	F-2
Consolidated Statements of Operations for each of the fiscal years in the three-year period ended December 29, 2006	F-3
Consolidated Statements of Redeemable Common Stock and Stockholders’ Equity for each of the fiscal years in the three-year period ended December 29, 2006	F-4
Consolidated Statements of Cash Flows for each of the fiscal years in the three-year period ended December 29, 2006	F-5
Notes to Consolidated Financial Statements	F-6

2.                 Financial Statements Schedules

All required schedules are omitted because they are not applicable or the required information is shown in the financial statements or the accompanying notes.

3.                 Exhibits

The exhibits filed as part of this annual report are listed in Item 15(b).

(b)         Exhibits.

The following exhibits are filed as a part of this report:

Exhibit Number	Exhibit Description
3.1	Articles of Incorporation of Willdan Group, Inc., including amendments thereto(1)
3.2	Bylaws of Willdan Group, Inc.(1)
4.1	Specimen Stock Certificate for shares of the Registrant’s Common Stock(1)
10.1	Business Loan Agreement (Asset Based) for $8,000,000 Revolving Draw Loan, dated January 31, 2007, between Willdan Group, Inc. and Orange County Business Bank, relating to the Promissory Note in 10.2*
10.2	Promissory Note for $8,000,000 Revolving Draw Loan, dated January 31, 2007, by Willdan Group, Inc. in favor of Orange County Business Bank.*
10.3	Commercial Security Agreement, dated January 31, 2007, between Willdan Group, Inc. and Orange County Business Bank, relating to the Promissory Note in 10.2*
10.4†	Willdan Associates Incentive Bonus Plan, effective May 1, 1996(1)
10.5†	MuniFinancial 2005 Bonus Plan(1)
10.6†	Form of Tax Agreement Relating to S Corporation Distributions by the Registrant and its shareholders(1)
10.7†	Willdan Group, Inc. 2006 Stock Incentive Plan(1)
10.8†	Form of Incentive Stock Option Agreement(1)
10.9†	Form of Non-Qualified Stock Option Agreement(1)

10.10†	Amended and Restated Willdan Group, Inc. 2006 Employee Stock Purchase Plan*
10.11†	Form of Indemnification Agreement between Willdan Group, Inc. and its Directors and Officers(1)
10.12

Office Lease by and between Spectrum Waples Street, LLC, a California limited liability company, Spectrum Lambert Plaza, LLC, a California limited liability company and The Willdan Group of Companies dated October 15, 2004 for the principal office located at 2401 East Katella Avenue, Anaheim, California(1)

10.13	First Amendment to Lease by and between 2401 Katella, LLC and The Willdan Group of Companies, dated February 27, 2006 for the principal office located at 2401 Katella Avenue, Anaheim, California(1)
10.14	Second Amendment to Lease by and between 2401 Katella, LLC and The Willdan Group of Companies dated March 6, 2006 for the principal office located at 2401 Katella Avenue, Anaheim, California(1)
10.15†	Employment Agreement (Re-stated) between Willdan Group, Inc. and Mallory McCamant dated August 1, 2006(1)
10.16	Warrant Agreement between Willdan Group, Inc. and Wedbush Morgan Securities Inc.(1)
10.17†	Indemnification Agreement between Willdan Group, Inc. and Linda Heil(1)
10.18†	Agreement and General Release between Willdan Group, Inc. and Richard Kopecky effective February 20, 2007(2)
10.19	Settlement Agreement among the City of West Hollywood, Willdan and Willdan Group, Inc., effective March 6, 2007(3)
10.20†	Amendment to Employment Agreement between Willdan Group, Inc. and Mallory McCamant dated March 23, 2007(4)
14.1	Code of Ethical Conduct of Willdan Group, Inc.*
21.1	Subsidiaries of Willdan Group, Inc.(1)
23.1	Consent of Independent Registered Public Accounting Firm*
24.1	Power of Attorney (included on signature page hereto)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002*

*                    Filed herewith.

†                     Indicates a management contract or compensating plan or arrangement.

(1)          Incorporated by reference to Willdan Group, Inc.’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on August 9, 2006, as amended (File No. 333-136444).

(2)          Incorporated by reference to Willdan Group, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 22, 2007.

(3)          Incorporated by reference to Willdan Group, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 12, 2007.

(4)          Incorporated by reference to Willdan Group, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 27, 2007.

SIGNATURES AND CERTIFICATIONS

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Anaheim, State of California, on March 27, 2007.

WILLDAN GROUP, INC.
/s/ Mallory McCamant
Mallory McCamant
Chief Financial Officer, Senior Vice President and Assistant Secretary

KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Tracy Lenocker and Mallory McCamant his/her attorneys-in-fact, each with the power of substitution, for him/her in any and all capacities, to sign any amendments to this Report on Form 10-K and to file the same, with Exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Tracy Lenocker	President and Chief Executive Officer	March 27, 2007
Tracy Lenocker
/s/ Mallory McCamant	Chief Financial Officer, Senior Vice President	March 27, 2007
Mallory McCamant	and Assistant Secretary
/s/ Win Westfall	Director	March 27, 2007
Win Westfall
/s/ Linda L. Heil	Director	March 27, 2007
Linda L. Heil
/s/ Keith W. Renken	Director	March 27, 2007
Keith W. Renken
/s/ Chell Smith	Director	March 27, 2007
Chell Smith

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Willdan Group, Inc.

We have audited the accompanying consolidated balance sheets of Willdan Group, Inc. and subsidiaries as of December 29, 2006 and December 30, 2005, and the related consolidated statements of operations, redeemable common stock and stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended December 29, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Willdan Group, Inc. and subsidiaries at December 29, 2006 and December 30, 2005, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended December 29, 2006, in conformity with U.S. generally accepted accounting principles.

/s/   KPMG LLP

March 21, 2007

Los Angeles, California

WILLDAN GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 30, 2005	December 29, 2006
Assets
Current assets:
Cash and cash equivalents	$3,066,000	$20,633,000
Accounts receivable, net of allowance for doubtful accounts of $492,000 and $492,000 at December 30, 2005 and December 29, 2006, respectively	11,680,000	14,270,000
Costs and estimated earnings in excess of billings on uncompleted contracts	7,229,000	7,960,000
Other receivables	3,415,000	4,505,000
Prepaid expenses and other current assets	1,323,000	1,858,000
Total current assets	26,713,000	49,226,000
Equipment and leasehold improvements, net	2,802,000	4,372,000
Goodwill	2,763,000	2,911,000
Other assets	519,000	599,000
Total assets	$32,797,000	$57,108,000
Liabilities, Redeemable Common Stock and Stockholders’ Equity
Current liabilities:
Excess of outstanding checks over bank balance	$372,000	$257,000
Accounts payable	1,044,000	1,270,000
Accrued liabilities	13,080,000	14,106,000
Billings in excess of costs and estimated earnings on uncompleted contracts	1,356,000	1,222,000
Accrued final distribution payable to holders of redeemable common stock.	—	3,150,000
Current portion of notes payable	1,230,000	993,000
Current portion of notes payable to related parties	5,000	75,000
Current portion of capital lease obligations	147,000	170,000
Current portion of deferred income taxes	50,000	1,693,000
Total current liabilities	17,284,000	22,936,000
Notes payable, excluding amount due to related parties, less current portion	253,000	—
Notes payable to related parties	—	46,000
Capital lease obligations, less current portion	223,000	348,000
Deferred lease obligations	369,000	547,000
Deferred income taxes, net of current portion	8,000	398,000
Redeemable common stock ($17,043,000 redemption value at December 30, 2005):
Common Stock, no par value and 15,000,000 shares authorized; 4,708,000 shares issued and outstanding at December 30, 2005	11,141,000	—
Receivable from stockholders	(38,000)	—
Retained earnings	3,557,000	—
Total redeemable common stock	14,660,000	—
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized; 7,148,000 issued and outstanding at December 29, 2006	—	71,000
Additional paid-in capital	—	32,552,000
Retained earnings	—	210,000
Total stockholders’ equity	—	32,833,000
Commitments and contingencies
Total liabilities, redeemable common stock and stockholders’ equity	$32,797,000	$57,108,000

See accompanying notes to consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year
	2004	2005	2006
Contract revenues	$58,263,000	$67,263,000	$78,339,000
Direct costs of contract revenues:
Salaries and wages	15,623,000	20,918,000	24,602,000
Production expenses	1,497,000	1,529,000	1,496,000
Subconsultant services	6,089,000	4,745,000	4,168,000
Total direct costs of contract revenues	23,209,000	27,192,000	30,266,000
General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	19,711,000	22,720,000	26,051,000
Facilities	3,267,000	3,481,000	4,046,000
Stock-based compensation	—	2,737,000	38,000
Depreciation and amortization	1,056,000	1,257,000	1,584,000
Litigation accrual (reversal)	—	2,686,000	(1,049,000)
Other	6,923,000	7,935,000	10,359,000
Total general and administrative expenses	30,957,000	40,816,000	41,029,000
Income (loss) from operations	4,097,000	(745,000)	7,044,000
Other income (expense):
Interest	(272,000)	(630,000)	(773,000)
Other, net	(6,000)	11,000	2,470,000
Total other income (expenses)	(278,000)	(619,000)	1,697,000
Income (loss) before income taxes	3,819,000	(1,364,000)	8,741,000
Income tax provision	47,000	17,000	2,452,000
Net income (loss)	$3,772,000	$(1,381,000)	$6,289,000
Net income (loss) per share:
Basic and diluted	$1.03	$(0.35)	$1.28
Weighted-average shares outstanding:
Basic and diluted	3,653,000	3,994,000	4,900,000
Pro Forma Data (unaudited):
Pro forma provision for income taxes	$1,528,000	$549,000	$2,596,000
Pro forma net income (loss)	$2,291,000	$(1,913,000)	$6,145,000
Pro forma earnings per common share, basic and diluted	$0.63	$(0.48)	$1.25

See accompanying notes to consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Receivable from	Retained
	Shares	Amount	Capital	stockholders	Earnings	Total
Balances for redeemable common stock at January 2, 2004	3,720,000	$4,139,000	$—	$(18,000)	$4,540,000	$8,661,000
Shares of redeemable common stock purchased and canceled in connection with buy/sell stock plan	(168,000)	(94,000)	—	—	(407,000)	(501,000)
Shares of redeemable common stock issued in connection with buy/sell stock plan	208,000	628,000	—	(16,000)	—	612,000
Receipt of stockholder receivable	—	—	—	18,000	—	18,000
Increase in the difference between the aggregate redemption amount and the carrying amount for redeemable common stock	—	536,000	—	—	(536,000)	—
Distributions	—	—	—	—	(1,085,000)	(1,085,000)
Net income	—	—	—	—	3,772,000	3,772,000
Balances for redeembable common stock at December 31, 2004	3,760,000	5,209,000	—	(16,000)	6,284,000	11,477,000
Shares of redeemable common stock purchased and canceled in connection with buy/sell stock plan	(6,000)	(9,000)	—	—	(16,000)	(25,000)
Shares of redeemable common stock issued in connection with buy/sell stock plan	954,000	3,594,000	—	(38,000)	—	3,556,000
Stock-based compensation	—	2,737,000	—	—	—	2,737,000
Receipt of stockholder receivable	—	—	—	16,000	—	16,000
Decrease in the difference between the aggregate redemption amount and the carrying amount for redeemable common stock	—	(390,000)	—	—	390,000	—
Distributions	—	—	—	—	(1,720,000)	(1,720,000)
Net loss	—	—	—	—	(1,381,000)	(1,381,000)
Balances for redeemable common stock at December 30, 2005	4,708,000	11,141,000	—	(38,000)	3,557,000	14,660,000
Shares of redeemable common stock issued in connection with buy/sell stock plan	5,000	18,000	—	—	—	18,000
Receipt of stockholder receivable	—	—	—	38,000	—	38,000
Reclassification from common stock to additional paid-in capital	—	(11,112,000)	11,112,000	—	—	—
Decrease in the difference between the aggregate redemption amount and the carrying amount for redeemable common stock	—	—	(264,000)	—	264,000	—
Distributions to holders of redeemable common stock	—	—	—	—	(8,634,000)	(8,634,000)
Reclassification of remaining undistributed retained earnings upon conversion from S Corporation to C Corporation	—	—	1,266,000	—	(1,266,000)	—
Shares of common stock issued in connection with initial public offering, net of offering costs	2,435,000	24,000	20,400,000	—	—	20,424,000
Stock-based compensation	—	—	38,000	—	—	38,000
Net income	—	—	—	—	6,289,000	6,289,000
Balances for stockholders’ equity at December 29, 2006	7,148,000	$71,000	$32,552,000	$—	$210,000	$32.833,000

See accompanying notes to consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year
	2004	2005	2006
Cash flows from operating activities:
Net income (loss)	$3,772,000	$(1,381,000)	$6,289,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,056,000	1,274,000	1,584,000
Loss (gain) on sale of equipment	18,000	24,000	(13,000)
Allowance for doubtful accounts	257,000	321,000	481,000
Stock-based compensation	—	2,737,000	38,000
Changes in operating assets and liabilities:
Accounts receivable	(906,000)	(2,508,000)	(3,071,000)
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,056,000)	(45,000)	(731,000)
Other receivables	(95,000)	(3,184,000)	(1,090,000)
Prepaid expenses and other current liabilities	110,000	(458,000)	(535,000)
Other assets	(211,000)	(115,000)	(8,000)
Accounts payable	(43,000)	(90,000)	226,000
Accrued liabilities	1,139,000	7,356,000	1,026,000
Billings in excess of costs and estimated earnings on uncompleted contracts	(257,000)	396,000	(134,000)
Deferred income taxes	69,000	(38,000)	2,033,000
Deferred lease obligations	26,000	276,000	178,000
Net cash provided by operating activities	3,879,000	4,565,000	6,273,000
Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(981,000)	(1,885,000)	(2,822,000)
Proceeds from sale of equipment	36,000	28,000	5,000
Purchase of other assets	—	(15,000)	(100,000)
Net cash used in investing activities	(945,000)	(1,872,000)	(2,917,000)
Cash flows from financing activities:
Changes in excess of outstanding checks over bank balance	(497,000)	176,000	(115,000)
Payments on notes payable	(1,393,000)	(1,964,000)	(1,482,000)
Proceeds from notes payable	602,000	2,134,000	973,000
Borrowings under line of credit	15,682,000	29,390,000	11,700,000
Repayments of line of credit	(16,228,000)	(31,053,000)	(11,700,000)
Principal payments on capital leases	(126,000)	(148,000)	(158,000)
Payments on liabilities to stockholders	(250,000)	(255,000)	(3,000)
Proceeds from stockholder receivables	18,000	16,000	38,000
Proceeds from issuance of redeemable common stock	612,000	3,556,000	18,000
Proceeds from issuance of common stock in the initial public offering	—	—	22,646,000
Distributions to holders of redeemable common stock	(1,085,000)	(1,720,000)	(5,484,000)
Payments to acquire retired stock	(501,000)	(25,000)	—
Payment of offering costs	—	—	(2,222,000)
Net cash provided by (used in) financing activities	(3,166,000)	107,000	14,211,000
Net increase (decrease) in cash and cash equivalents	(232,000)	2,800,000	17,567,000
Cash and cash equivalents at beginning of the year	498,000	266,000	3,066,000
Cash and cash equivalents at end of the year	$266,000	$3,066,000	$20,633,000
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$266,000	$239,000	$143,000
Income taxes	35,000	79,000	72,000
Supplemental disclosures of noncash investing and financing activities:
Equipment acquired under capital leases	$223,000	$211,000	$386,000
Amounts receivable from issuance of redeemable common stock	16,000	38,000	—
Note payable issued in connection with acquisition of assets	—	—	150,000
Accrued final distributions to holders of redeemable common stock	—	—	3,150,000

See accompanying notes to consolidated financial statements

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years 2004, 2005 and 2006

1.   ORGANIZATION AND OPERATIONS OF THE COMPANY

Nature of Business

Willdan Group, Inc. and subsidiaries (the Company) is a provider of outsourced services to small and mid-sized public agencies in California and other western states. Outsourcing enables these agencies to provide a wide range of specialized services, without having to incur and maintain the overhead necessary to develop staffing in-house. The Company provides a broad range of services to public agencies including civil engineering, building and safety services, geotechnical engineering, financial and economic consulting, and disaster preparedness and homeland security. Clients primarily consist of cities, counties, redevelopment agencies, water districts, school districts and universities, state agencies, federal agencies, a variety of other special districts and agencies, and tribal governments.

Willdan Group, Inc., a Delaware corporation, is the successor to The Willdan Group of Companies, a California corporation. Willdan Group, Inc. was formed during fiscal year 2006, as a subsidiary of The Willdan Group of Companies, and on June 30, 2006, the assets and liabilities of The Willdan Group of Companies were transferred to Willdan Group, Inc. Willdan Group, Inc. had no operations prior to this transfer of assets and liabilities. Since the transaction occurred between entities under common control, the transfer was recorded at historical carrying values in a manner similar to the pooling of interests method of accounting. This resulted in a reclassification of $11.1 million from common stock to additional paid-in capital since the Willdan Group, Inc. common stock has a par value of $0.01 per share and The Willdan Group of Companies common stock had no par value. Hereinafter, Willdan Group or the Company refers to both Willdan Group, Inc. and its predecessor, The Willdan Group of Companies.

On November 27, 2006, the Company completed its initial public offering (IPO). The IPO resulted in the sale by the Company of 2,000,000 shares of common stock at an initial offering price per share of $10.00, generating gross proceeds to the Company of $20.0 million. A selling shareholder also sold 900,000 shares of common stock in the IPO. The aggregate proceeds to the Company, net of underwriter’s discounts and other offering costs, were approximately $16.4 million. On December 20, 2006, an additional 435,000 shares of common stock were sold by the Company at $10.00 per share as a result of the underwriter exercising its over-allotment option. This resulted in additional net proceeds of approximately $4.0 million to the Company. The Company issued stock warrants in connection with the IPO to the underwriter for the right to purchase 290,000 common shares at 120% of the IPO share price, or $12.00 per share. The warrants become exercisable on November 20, 2007 and expire on November 20, 2011.

Effective as of the completion of the IPO, the Company’s book value stock purchase plan for the Company’s redeemable common stock was terminated and all of the outstanding shares of the Company’s common stock previously subject to the terms of this plan are no longer redeemable by the Company. This resulted in a reclassification of the Company’s equity to permanent equity as of the completion of the IPO.

Prior to completion of the IPO, the Company was owned by its employees, board members and a service provider. With the consent of its stockholders, the Company had elected to be treated as an S Corporation for purposes of federal and state income taxes. Effective as of the first day of trading of the Company’s common stock, November 21, 2006, the S Corporation status terminated and thereafter the Company is subject to federal and state income taxes as a C Corporation.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fiscal Years 2004, 2005 and 2006

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Willdan Group and its wholly owned subsidiaries, Willdan, MuniFinancial, and Arroyo Geotechnical, which was previously a division of Willdan. Additionally, two other wholly owned subsidiaries, American Homeland Solutions and Public Agency Resources, were formed during fiscal year 2004 and began operations in fiscal year 2005. All significant intercompany balances and transactions have been eliminated in consolidation.

Fiscal Years

The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to December 31. Fiscal years 2004, 2005 and 2006 were 52-week years. All references to years in the notes to consolidated financial statements represent fiscal years.

Stock Dividend

On August 4, 2004, the Company’s board of directors declared a four-for-one stock split effected in the form of a stock dividend. Stockholders of record as of the close of business on January 1, 2005 received three additional shares for each share held on the record date. Share and per share data for fiscal year 2004 have been adjusted to give effect to this stock dividend.

Cash and Cash Equivalents

All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. Cash and cash equivalents include money market funds and various deposit accounts. As of December 29, 2006, cash equivalents include $7.0 million invested in the Orange County Business Bank Money Market Fund and $13.3 million invested in the SEI Investments Money Market Fund. Outstanding checks in excess of cash on deposit have been reclassified to current liabilities.

The Company from time to time may be exposed to credit risk with its bank deposits in excess of the FDIC insurance limits and with uninsured money market investments. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Fair Value of Financial Instruments

As of December 30, 2005 and December 29, 2006, the carrying amounts of the Company’s cash and cash equivalents, accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, other receivables, prepaid expenses and other current assets, excess of outstanding checks over bank balance, accounts payable, accrued liabilities, billings in excess of costs and estimated earnings on uncompleted contracts, and accrued final distribution payable to holders of redeemable common stock approximate their fair values because of the relatively short period of time between the origination of these instruments and their expected realization. The carrying amounts of notes payable under lines of credit, note payable to stockholders and other notes payable approximate their fair values since the terms are comparable to terms currently offered by local lending institutions for loans of similar terms to companies with comparable credit risk.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fiscal Years 2004, 2005 and 2006

Segment Information

The Company consists of six legal entities organized as a holding company with five subsidiary companies. The Company presents segment information externally the same way management uses financial data internally to make operating decisions and assess performance. Willdan Group, Inc., the holding company, performs all administrative functions on behalf of the subsidiary companies, such as treasury, legal, accounting, information systems and human resources, and earns revenues that are only incidental to the activities of the enterprise. As a result, Willdan Group, Inc. does not meet the definition of an operating segment. Three of the five subsidiary companies are aggregated into one segment since they have similar characteristics including the nature of services, the methods used to provide services and the type of customer. The remaining two subsidiary companies each comprise an operating segment.

Off-Balance Sheet Financings and Liabilities

Other than lease commitments, legal contingencies incurred in the normal course of business, and employment contracts, the Company does not have any off-balance sheet financing arrangements or liabilities. In addition, the Company’s policy is not to enter into derivative instruments, futures or forward contracts. Finally, the Company does not have any majority-owned subsidiaries or any interests in, or relationships with, any special-purpose entities that are not included in the consolidated financial statements.

Accounting for Contracts

The Company enters into contracts with its clients that contain three principal types of pricing provisions:  fixed fee, time-and-materials, and unit-based. Revenues on fixed fee contracts are recognized on the percentage-of-completion method based generally on the ratio of direct costs incurred to date to estimated total direct costs at completion. Revenue on time-and-materials and unit-based contracts are recognized as the work is performed in accordance with specific terms of the contract. Revenue for amounts that have been billed but not earned is deferred and such deferred revenue is referred to as billings in excess of costs and estimated earnings on uncompleted contracts in the accompanying consolidated balance sheets.

Adjustments to contract cost estimates are made in the periods in which the facts requiring such revisions become known. When the revised estimate indicates a loss, such loss is provided for currently in its entirety. Claims revenue is recognized only upon resolution of the claim. Change orders in dispute are evaluated as claims. Costs related to unpriced change orders are expensed when incurred and recognition of the related contract revenue is based on an evaluation of the probability of recovery of the costs. Estimated profit is recognized for unpriced change orders if realization of the expected price of the change order is assured beyond a reasonable doubt.

Applying the percentage-of-completion method of recognizing revenue requires the Company to estimate the indicated outcome of its long-term contracts. The Company forecasts such outcomes to the best of its knowledge and belief of current and expected conditions and its expected course of action. Differences between the Company’s estimates and actual results often occur resulting in changes to reported revenues and earnings. Such changes could have a material effect on future consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fiscal Years 2004, 2005 and 2006

Direct costs of contract revenues consist primarily of that portion of technical and nontechnical salaries and wages that has been incurred in connection with revenue producing projects. Direct costs of contract revenues also include production expenses, subconsultant services and other expenses that are incurred in connection with revenue producing projects. Direct costs of contract revenues exclude that portion of technical and nontechnical salaries and wages related to marketing efforts, vacations, holidays and other time not spent directly generating revenues under existing contracts. Such costs are included in general and administrative expenses. Additionally, payroll taxes, bonuses and employee benefit costs for all Company personnel are included in general and administrative expenses in the accompanying consolidated statements of operations since no allocation of these costs is made to direct costs of contract revenues. No allocation of facilities costs is made to direct costs of contract revenues nor is depreciation and amortization allocated to direct costs. Other companies may classify as direct costs of contract revenues some of the costs that the Company classifies as general and administrative costs. We expense direct costs of contract revenues when incurred.

Accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts based upon a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts. Credit risk is minimal with governmental entities. Accounts receivables are written off when deemed uncollectible. Recoveries of accounts receivables previously written off are recorded when received.

The value of retainage is included in accounts receivable in the accompanying consolidated financial statements. Retainage represents the billed amount that is retained by the customer, in accordance with the terms of the contract, generally until performance is substantially complete. At December 30, 2005 and December 29, 2006, the Company had retained accounts receivable of approximately $67,000 and $54,000, respectively.

Leases

All of the Company’s office leases are classified as operating leases and rent expense is included in facilities expense in the accompanying consolidated financial statements. Some of the lease terms include rent concessions and rent escalation clauses, all of which are taken into account in computing minimum lease payments. Minimum lease payments are recognized on a straight-line basis over the minimum lease term. The excess of rents recognized over the amounts contractually due pursuant to the underlying leases is reflected as a liability in the accompanying consolidated balance sheets. The cost of improvements that we make to the leased office space is capitalized as leasehold improvements.

Equipment and Leasehold Improvements

Equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Equipment under capital leases is stated at the present value of the minimum lease payments. Depreciation and amortization on equipment are calculated using the straight-line method over estimated useful lives of two to five years. Leasehold improvements and assets under capital leases are amortized using the straight-line method over the shorter of estimated useful lives or the term of the related lease.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fiscal Years 2004, 2005 and 2006

Following are the estimated useful lives used to calculate depreciation and amortization:

Category	Estimated Useful Life
Furniture and fixtures	5 years
Computer hardware	2 years
Computer software	3 years
Automobiles and trucks	3 years
Field equipment	5 years

Equipment and leasehold improvements are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Goodwill

Goodwill represents the excess of costs over fair value of the assets acquired. The goodwill, which has an indefinite useful life, is not amortized, but instead tested for impairment at least annually or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. As of December 30, 2005, all of the goodwill relates to MuniFinancial assets acquired. As of December 29, 2006, goodwill also includes amounts related to the acquisition of the assets of an entity that developed and delivered training courses.

Accounting for Claims Against the Company

The Company records liabilities to claimants for probable and estimable claims on its consolidated balance sheet, which is included in accrued liabilities, and records a corresponding receivable from the insurance company for the portion of the claim that is probable of being covered by insurance, which is included in other receivables. The estimated claim amount net of the amount estimated to be recoverable from the insurance company is included in general and administrative expense.

Stock Options

The Company accounts for compensation related to stock options using the fair value method of accounting. The estimated fair value of the fully vested stock options granted upon completion of the IPO was expensed and the fair value of the unvested stock options granted is being amortized over the vesting period of these stock options.

Redeemable Common Stock

Prior to fiscal year 2005, the Company recognized no compensation expense related to shares issued under its book value stock purchase plan based on changes in the formula price during the employment period since the employees made a substantive investment that would be at risk for a reasonable period of time.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fiscal Years 2004, 2005 and 2006

Book value shares granted under the purchase plan during fiscal year 2005 were considered to have been granted in contemplation of the IPO, and, accordingly, compensation cost was recorded for the difference between the formula value and the estimated fair value of those shares.

In the evaluation of the fair value of the stock considered to be issued in contemplation of the IPO, the Company considered the proximity of the issuance to the offering, intervening events, market conditions, transfer restrictions and exercise dates, and profitability and financial condition of the Company.

Income Taxes

Prior to November 21, 2006, for federal income tax purposes, the Company reported as an S Corporation wherein the Company elected and the stockholders consented to be taxed in a manner similar to partners in a general partnership. Since federal income taxes on S Corporation income are the responsibility of the individual stockholders, no federal tax provision is included in the accompanying consolidated financial statements for periods prior to November 21, 2006. Effective January 1, 2002, the Company elected to be treated as an S Corporation for state tax purposes and has provided for state income taxes at the applicable S Corporation statutory rate from January 1, 2002 through November 21, 2006.

Effective upon the first day of trading of the Company’s common stock as a result of the IPO, the S Corporation status was terminated and thereafter the Company is subject to federal and state income taxes as a C Corporation. The effect of recognizing the Company’s deferred tax liability using C Corporation federal and state tax rates instead of S Corporation state tax rates is included in the fiscal year 2006 tax provision in the accompanying consolidated statement of operations.

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the financial reporting basis and tax basis of the Company’s assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Operating Cycle

In accordance with industry practice, amounts realizable and payable under contracts, which may extend beyond one year, are included in current assets and liabilities.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fiscal Years 2004, 2005 and 2006

New Accounting Pronouncement

In September 2006, the SEC’s Office of the Chief Accountant and Divisions of Corporation Finance and Investment Management released Staff Accounting Bulletin No. 108 (SAB 108), which provides interpretive guidance on how registrants should quantify financial statement misstatements. Currently, the two methods most commonly used by preparers and auditors to quantify misstatements are the “rollover” method (which focuses primarily on the income statement impact of misstatements) and the “iron curtain” method (which focuses primarily on the balance sheet impact of misstatements). Under SAB 108, registrants are required to consider both the rollover and iron curtain methods (i.e., a dual approach) when evaluating the materiality of financial statement errors. SAB 108 is effective for annual financial statements in the first fiscal year ending after November 15, 2006; therefore for the Company, it is effective for the fiscal year ended December 29, 2006. The SAB provides transition accounting and disclosure guidance for situations in which a registrant concludes that a material error(s) existed in prior-period financial statements under the dual approach. Specifically, registrants are permitted to restate prior period financial statements or recognize the cumulative effect of initially applying SAB 108 through an adjustment to beginning retained earnings in the year of adoption. The Company’s adoption of the dual method did not have a material impact on the Company’s consolidated financial statements.

3.   EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consist of the following:

	December 30, 2005	December 29, 2006
Furniture and fixtures	$4,061,000	$4,825,000
Computer hardware and software	3,126,000	4,184,000
Leasehold improvements	791,000	880,000
Equipment under capital leases	618,000	757,000
Automobiles, trucks, and field equipment	373,000	401,000
	8,969,000	11,047,000
Accumulated depreciation and amortization	6,167,000	6,675,000
	$2,802,000	$4,372,000

Included in accumulated depreciation and amortization is $139,000 and $181,000 of amortization related to equipment held under capital leases in 2005 and 2006, respectively.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fiscal Years 2004, 2005 and 2006

4.   ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	December 30, 2005	December 29, 2006
Accrued bonuses	$2,934,000	$2,150,000
Paid leave bank	1,453,000	1,861,000
Compensation and payroll taxes	1,376,000	1,556,000
Accrued legal	73,000	41,000
Accrued workers’ compensation insurance	257,000	50,000
Litigation accrual	5,951,000	5,951,000
Accrued interest	377,000	1,006,000
Income taxes payable	77,000	429,000
Other	582,000	1,062,000
	$13,080,000	$14,106,000

5.   STOCK OPTIONS

As of December 29, 2006, the Company has two share-based compensation plans, which are described below. The compensation cost that has been charged against income for stock options issued under these plans was $38,000 for fiscal 2006. Prior to fiscal 2006, the Company did not issue stock options.

2006 STOCK INCENTIVE PLAN

The Company’s board of directors adopted the 2006 Stock Incentive Plan (“2006 Plan”) in June 2006 and it received stockholder approval approval in June 2006. The Company plans to re-submit the 2006 Plan to its stockholders for post-IPO approval at the 2007 annual stockholders’ meeting. The 2006 Plan will terminate ten years after the board of directors approved it. The 2006 Plan has 300,000 shares of common stock reserved for issuance to the Company’s directors, executives, officers, employees, consultants and advisors. No participant may be granted an option to purchase more than 100,000 shares in any fiscal year. Options may be granted with exercise prices at no less than fair market value at date of grant, with vesting provisions and contractual terms determined by the compensation committee of the board of directors on a grant-by-grant basis. Options granted under the 2006 Plan may be “nonstatutory stock options” which expire no more than ten years from the date of grant or “incentive stock options” as defined in Section 422 of the Internal Revenue Code of 1986, as amended. Upon exercise of nonstatutory stock options, the Company is generally entitled to a tax deduction on the exercise of the option for an amount equal to the excess over the exercise price of the fair market value of the shares at the date of exercise; the Company is generally not entitled to any tax deduction on the exercise of an incentive stock option. Option awards provide for accelerated vesting if there is a change in control (as defined in the 2006 Plan). To date, options granted under the 2006 Plan consist of 20,000 shares and 8,000 shares for incentive stock options and nonstatutory stock options, respectively.

The fair value of each option is calculated using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatility is based upon historical volatility of  “guideline companies” since the length of time the Company’s shares have been publicly traded is shorter than the expected or contractual term of the options. The expected term of the option, taking into account

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fiscal Years 2004, 2005 and 2006

both the contractual term of the option and the effects of employees’ expected exercise and expected post-vesting termination behavior is estimated based upon the “shortcut” approach. Under this approach, the expected term is presumed to be the mid-point between the vesting date and the end of the contractual term. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The assumptions are as follows:

Expected volatility	31%-36%
Expected dividends	0%
Expected term (in years)	1.00-5.25
Risk-free rate	4.54%-4.71%

A summary of option activity under the 2006 Plan as of December 29, 2006, and changes during the fiscal year then ended is presented below. The intrinsic values are before applicable taxes, based on the Company’s closing stock price of $10 on December 29, 2006.

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at December 30, 2005	—	$—	—	$—
Granted	28,000	10.19	4.2	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—
Outstanding at December 29, 2006	28,000	$10.19	4.2	$—
Vested at December 29, 2006	20,000	$10.00	1.9	$—
Exercisable at December 29, 2006	20,000	$10.00	1.9	$—

A summary of the status of the Company’s nonvested shares as of December 29, 2006, and changes during the fiscal year ended December 29, 2006, is presented below:

Nonvested Shares	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at December 30, 2005	—	$—
Granted	28,000	2.29
Vested	(20,000)	1.64
Forfeited	—	—
Nonvested at December 29, 2006	8,000	$3.91

As of December 29, 2006, there was $26,000 of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 5 months. The total fair value of vested options granted during the fiscal year ended December 29, 2006 was $33,000.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fiscal Years 2004, 2005 and 2006

AMENDED AND RESTATED 2006 EMPLOYEE STOCK PURCHASE PLAN

The Company adopted its Amended and Restated 2006 Employee Stock Purchase Plan designed to allow eligible employees the right to purchase shares of common stock, at semi-annual intervals, with their accumulated payroll deductions. The plan received stockholder approval in June 2006. The Company plans to re-submit the plan to its stockholders for post-IPO approval at the 2007 annual stockholders’ meeting. A total of 300,000 shares of the Company’s common stock have been reserved for issuance under the plan, with no more than 100,000 shares being issuable in any one calendar year. The plan has semi-annual periods beginning on each January 1 and ending on each June 30 and beginning on each July 1 and ending on each December 31. The first offering period will commence on February 10, 2007 and will end on June 30, 2007.

Participants make contributions under the plan only by means of payroll deductions each payroll period. The accumulated contributions will be applied to the purchase of shares. Shares will be purchased under the plan on, or as soon as practicable after, the last day of the offering period. The purchase price per share will equal 95% of the fair market value of a share on the last day of such offering period.

The Company’s Amended and Restated 2006 Employee Stock Purchase Plan is a noncompensatory plan. As a result, stock-based compensation expense will not be calculated and/or recorded in relation to this plan.

6.   NOTES PAYABLE AND LINE OF CREDIT

Notes payable, excluding amounts due to related parties, consist of the following:

	2005	2006
Note payable to bank, bore interest at prime plus 0.25% (7.50% at December 30, 2005), this note was repaid during 2006	$718,000	$—
Unsecured notes payable to insurance companies to finance insurance premiums, interest at 4.93% for the notes outstanding as of December 30, 2005 and 5.97% for the notes outstanding as of December 29, 2006, payable in monthly principal and interest installments of $111,000 through September 2007	755,000	990,000
Note payable for automobile, 48-month term, bearing interest at 7.20%, payable in monthly principal and interest installments of $1,000 through July 2007, secured by a Company vehicle	10,000	3,000
	1,483,000	993,000
Less current portion	1,230,000	993,000
Notes payable, excluding amount due to related parties, less current portion	$253,000	$—

Under a revolving line of credit dated June 24, 2005, the Company has available an $8,000,000 line of credit facility with a bank. Subject to certain conditions, $2,000,000 of the line of credit may be converted to two term loans. The line of credit, which matures on July 31, 2007, bears interest at prime plus 0.25% and is secured by substantially all assets of the Company and was personally guaranteed by a principal stockholder. Upon successful completion of the Company’s initial public offering, the personal guarantee was released by the lender. The line of credit includes covenants to maintain a certain level of current

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fiscal Years 2004, 2005 and 2006

ratio, tangible net worth, debt to net worth ratio and minimum debt coverage. The Company was in compliance with these covenants as of December 29, 2006. There were no outstanding borrowings under this agreement as of December 30, 2005 or as of December 29, 2006.

In connection with the June 2006 acquisition of the assets of an entity that developed and delivered training courses, the Company entered into a $150,000 note payable to the seller for a portion of the purchase price. The seller was hired as a Company employee in connection with this acquisition. This related party note bears interest at 6% and is payable in equal monthly installments of $7,000 through maturity in July 2008 and has an outstanding balance of $121,000 as of December 29, 2006, $75,000 of which is the current portion.

Principal maturities of notes payable as of December 29, 2006 are as follows:

2007	$1,068,000
2008	46,000
$1,114,000

7.   BOOK VALUE STOCK PURCHASE PLAN

Prior to the completion of the IPO, the Company had a program whereby selected employees, contract employees, officers and directors of the Company could purchase redeemable shares of the Company’s stock. The purpose of the program was to provide for continuity of management by establishing a plan under which the stock of the Company would remain in the hands of those individuals who were or would be actively responsible for the continued success of the Company and who desired to own such stock. The existing stockholders approved additional sales of stock and the Company’s board of directors determined which individuals and how many shares each of these individuals could purchase. Company employees and directors owned most of the Company’s stock and every share of the Company’s stock was covered by the stock buy/sell agreement (the Agreement).

The stockholders could not transfer ownership of the stock other than to hold title to the stock in a trust for the benefit of the stockholder and/or his or her spouse, children or estate. Stockholders who wished to sell the stock had to tender an offer of the stock to the Company or to another Company stockholder. Termination of employment with the Company did not trigger a requirement to sell the stock back to the Company. However, the Company had the right to repurchase any of the stock at any time from any stockholder.

All purchases and repurchases of stock were priced based on the same formula and there was no vesting period. The Company had various options with respect to repurchasing the stock tendered by the stockholders as specified in the Agreement. If the repurchase of stock was involuntary (i.e., the Company demands the repurchase), then the Company was required to immediately pay cash for 100% of the shares.

During fiscal year 2005, individuals purchased 954,000 shares of the Company’s redeemable common stock at $3.77 per share pursuant to awards of stock purchase rights granted by the Company’s board of directors. At the time of the stock sales, the Company was considering becoming a public company in addition to other forms of financing that would not have resulted in the Company becoming publicly traded. During the Company’s year-end close process in February 2006, the Company determined it was possible the Company could be within one year of an IPO. Accordingly, the fiscal year 2005 sales of

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fiscal Years 2004, 2005 and 2006

common stock were considered to be in contemplation of the Company’s proposed IPO and the difference between the aggregate estimated fair value of the shares and the aggregate formula-based price was recorded as an expense in fiscal year 2005. The expense totaled $2.7 million and is included as stock based compensation within general and administrative expenses.

In the evaluation of the fair value of the stock considered to be issued in contemplation of the IPO, the Company considered the profitability and financial condition of the Company, the proximity of the issuance to the offering, intervening events, transfer restrictions and exercise dates.

As discussed in Note 1, upon completion of the IPO, the Agreement was terminated and the Company’s stock is no longer redeemable by the Company.

8.   COMMITMENTS

Leases

The Company is obligated under capital leases for certain furniture and office equipment that expire at various dates through the year 2011.

The Company also leases certain office facilities under noncancelable operating leases that expire at various dates through the year 2013 and is committed under noncancelable operating leases for the lease of computer equipment and automobiles through the year 2009.

Future minimum rental payments under capital and noncancelable operating leases are summarized as follows:

	Capital	Operating
Fiscal year:
2007	$275,000	$3,759,000
2008	245,000	2,978,000
2009	183,000	2,169,000
2010	67,000	1,862,000
2011	7,000	1,641,000
Thereafter	—	1,304,000
Total future minimum lease payments	$777,000	$13,713,000
Amount representing maintenance	(193,000)
Amount representing interest (at rates ranging from 4.75% to 10.0%)	(66,000)
Present value of net minimum lease payments under capital leases	518,000
Less current portion	170,000
	$348,000

Rent expense and related charges for common area maintenance for all facility operating leases for 2004, 2005 and 2006 was approximately $2,322,000, $2,483,000 and $2,957,000, respectively.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fiscal Years 2004, 2005 and 2006

Employee Benefit Plans

The Company has a qualified profit sharing plan (the Plan) pursuant to Code Section 401(a) and qualified cash or deferred arrangement pursuant to Code Section 401(k) covering substantially all employees. Employees may elect to contribute up to 50% of compensation limited to the amount allowed by tax laws. Company contributions are made solely at the discretion of the Company’s Board of Directors. The Company made matching contributions of approximately $224,000, $231,000 and $277,000 during 2004, 2005 and 2006, respectively.

The Company has an incentive bonus plan for regional managers, division managers and others as determined by the Company president. Bonuses are awarded under this plan based on five to twenty-five percent of the eligible employee’s annual salary if certain financial goals are achieved. The financial goals are not stated in the plan; rather they are judgmentally determined each year. In addition, the Board of Directors may declare discretionary bonuses to key employees and all employees are eligible for what the Company refers to as the “hot hand” bonus program, which pays awards for outstanding performance. Bonuses declared for fiscal years 2004, 2005 and 2006 totaled approximately $2,427,000, $3,322,000 and $2,687,000, respectively, of which approximately $2,934,000 and $2,150,000, which represents annual performance bonuses, is included in accrued liabilities at December 30, 2005 and December 29, 2006, respectively.

Post employment health benefits

In May 2006, the Company’s board of directors approved providing lifetime health insurance coverage for the Company’s chief executive officer and his spouse as of that date and for the widow of the Company’s former chief executive officer, Mrs. Heil, who is also a Company board member. Additionally, the board approved health insurance coverage for Mrs. Heil’s two dependents until they reach the maximum age for dependent coverage under the Company’s health insurance policy.

During fiscal year 2006, the Company recorded general and administrative expense equal to the present value of the expected payments for health insurance coverage for Mrs. Heil and her dependents. The Company also began to amortize, to general and administrative expense, the present value of the expected payments for post employment health coverage for the Company’s chief executive officer and his spouse over the period from approval of the benefit to the estimated date of retirement. During fiscal year 2007, this chief executive officer communicated his intent to retire and the Company prospectively adjusted the amortization.

9.   INCOME TAXES

The provision (benefit) for income taxes is comprised of:

	Fiscal Year
	2004	2005	2006
Current federal taxes	$—	$—	$200,000
Current state taxes	46,000	55,000	219,000
Deferred federal taxes	—	—	1,627,000
Deferred state taxes	1,000	(38,000)	406,000
	$47,000	$17,000	$2,452,000

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fiscal Years 2004, 2005 and 2006

The provision for income taxes for fiscal years 2004 and 2005, due to the lack of federal income taxes resulting from the Company’s S Corporation election and due to state taxes, differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for fiscal year 2006 are as follows:

Computed “expected” federal income tax expense	$2,972,000
Permanent difference—federal income tax effect of non-taxable life insurance proceeds	(765,000)
Other permanent differences	87,000
Current state income tax expense (benefit), net of federal benefit	145,000
Tax effect of earnings not subject to federal income tax due to S Corporation election	(1,931,000)
Federal and state tax effect of S to C Corporation conversion	1,974,000
Other	(30,000)
$2,452,000

The tax effects of temporary differences that give rise to significant portions of the net deferred tax liabilities are as follows:

	December 30, 2005	December 29, 2006
Current deferred tax assets:
Accrued litigation judgment	$46,000	$2,517,000
Accounts receivable allowance	4,000	191,000
Other accrued liabilities	9,000	528,000
	59,000	3,236,000
Current deferred tax liabilities:
Deferred revenue	(105,000)	(3,242,000)
Litigation receivable	—	(1,687,000)
Other	(4,000)	—
	(109,000)	(4,929,000)
Net current deferred tax assets (liability)	$(50,000)	$(1,693,000)
Deferred tax assets, net of current portion:
Equipment and leasehold improvement depreciation	$7,000	$94,000
	7,000	94,000
Deferred tax liabilities, net of current portion:
Goodwill amortization	(15,000)	(492,000)
	(15,000)	(492,000)
Net deferred tax liability, net of current portion	$(8,000)	$(398,000)

Management believes it is more likely than not that the Company will realize the benefit of the deferred tax assets existing at December 29, 2006. Further, management believes the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income. There can be no assurance, however, that the Company will generate taxable earnings or any specific level of continuing earnings in the future.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fiscal Years 2004, 2005 and 2006

10.   SEGMENT INFORMATION

The Company has three segments, engineering services, public finance services and homeland security services. The engineering services segment includes Willdan, Arroyo Geotechnical and Public Agency Resources. The engineering services segment performs services for a broad range of public agency clients and offers a full complement of engineering, building and safety, construction management, and municipal planning services to clients throughout the western United States. The public finance services segment, which consists of MuniFinancial, provides expertise and support for the various financing techniques employed by public agencies to finance their operations and infrastructure along with the mandated reporting and other requirements associated with these financings. The homeland security services segment, which consists of American Homeland Solutions, provides homeland security and public safety consulting services to cities, counties and related municipal service agencies.

The accounting policies applied to determine the segment information are the same as those described in the summary of significant accounting policies. There were no intersegment sales for any of the fiscal years in the three-year period ended December 29, 2006. Management evaluates the performance of each segment based upon income or loss before year-end performance bonuses and income taxes. Certain segment asset information including expenditures for long-lived assets has not been presented as it is not reported to or reviewed by the chief operating decision maker. In addition, enterprise-wide service line contract revenues are not included as it is impracticable to report this information for each group of similar services.

Financial information with respect to the reportable segments and reconciliation to the amounts reported in the Company’s consolidated financial statements follows:

	Engineering Services	Public Finance Services	Homeland Security Services	Unallocated Corporate		Intersegment	Consolidated Total
Fiscal Year 2004
Contract revenue	$48,615,000	$9,648,000	$—	$—		$—	$58,263,000
Depreciation and amortization	786,000	270,000	—	—		—	1,056,000
Interest expense	229,000	43,000	—	—		—	272,000
Segment profit before bonuses and income taxes	4,229,000	1,576,000	—	1,000		—	5,806,000
Annual performance bonuses	1,137,000	411,000	—	439,000		—	1,987,000
Income tax provision	29,000	17,000	—	1,000		—	47,000
Net income (loss)	3,063,000	1,148,000	—	(439,000	)(1)	—	3,772,000
Segment assets	19,754,000	8,236,000	—	8,356,000	(2)	(13,123,000)	23,223,000
Fiscal Year 2005
Contract revenue	56,908,000	10,265,000	90,000	—		—	67,263,000
Depreciation and amortization	969,000	283,000	5,000	—		—	1,257,000
Interest expense	578,000	40,000	12,000	—		—	630,000
Segment profit (loss) before bonuses and income taxes	3,583,000	1,118,000	(352,000)	(2,779,000)		—	1,570,000
Annual performance bonuses	1,967,000	340,000	20,000	607,000		—	2,934,000
Income tax provision	3,000	1,000	1,000	12,000		—	17,000
Net income (loss)	1,613,000	777,000	(373,000)	(3,398,000	)(1)	—	(1,381,000)
Segment assets	29,757,000	9,013,000	97,000	13,385,000	(2)	(19,455,000)	32,797,000
Fiscal Year 2006
Contract revenue	65,887,000	11,495,000	957,000	—		—	78,339,000
Depreciation and amortization	1,215,000	333,000	36,000	—		—	1,584,000
Interest expense	732,000	12,000	29,000	—		—	773,000
Segment profit (loss) before bonuses and income taxes	8,213,000	1,554,000	(322,000)	1,446,000		—	10,891,000
Annual performance bonuses	1,531,000	337,000	34,000	248,000		—	2,150,000
Income tax provision	2,524,000	460,000	(134,000)	(398,000)		—	2,452,000
Net income (loss)	4,158,000	757,000	(222,000)	1,596,000	(1)	—	6,289,000
Segment assets	36,926,000	10,158,000	480,000	29,639,000	(2)	(20,095,000)	57,108,000

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fiscal Years 2004, 2005 and 2006

(1)                The following sets forth the amounts included in the net income (loss) that was Unallocated Corporate for fiscal years 2004, 2005 and 2006:

	Fiscal Year 2004	Fiscal Year 2005	Fiscal Year 2006
Unallocated net income (loss):
Annual performance bonuses	$(439,000)	$(607,000)	$(248,000)
Special bonuses	—	(42,000)	(104,000)
Salaries and wages, payroll taxes and employee benefits	—	—	(366,000)
Life insurance proceeds	—	—	2,250,000
Post employment health benefits	—	—	(162,000)
Stock-based compensation	—	(2,737,000)	(38,000)
Income tax (provision) benefit		(12,000)	398,000
Other	—	—	(134,000)
	$(439,000)	$(3,398,000)	$1,596,000

Most types of overhead costs incurred by Willdan Group are allocated to the Company’s segments. However, because management makes operating decisions and assesses performance of the Company’s segments based on financial information before bonuses, the bonuses for Willdan Group employees were not allocated to the segments. The stock compensation expense incurred during fiscal year 2005 recorded in anticipation of the IPO and the income from life insurance proceeds received during fiscal year 2006 were not allocated for a similar reason.

(2)                The following sets forth the assets that are included in Unallocated Corporate for fiscal years 2004, 2005 and 2006.

	Fiscal Year 2004	Fiscal Year 2005	Fiscal Year 2006
Assets:
Cash and cash equivalents	$112,000	$2,912,000	$20,331,000
Prepaid expenses	184,000	1,093,000	1,406,000
Intercompany receivables	2,108,000	3,028,000	955,000
Other receivables	98,000	40,000	130,000
Equipment and leasehold improvements, net	304,000	779,000	1,227,000
Investments in subsidiaries	5,354,000	5,354,000	5,354,000
Other assets	196,000	179,000	236,000
	$8,356,000	$13,385,000	$29,639,000

11.   OTHER RELATED PARTY TRANSACTIONS

Included in subconsultant services expenses in the accompanying consolidated statements of operations are expenses for services provided to the Company by an affiliate of a former member of the Company’s board of directors totaling $43,000 and $68,000 for fiscal years 2004 and 2005, respectively, and $23,000 for the period during fiscal year 2006 in which this individual served as a board member.

Included in other general and administrative expenses in the accompanying consolidated statements of operations are expenses for services provided to the Company by an affiliate of a former member of the Company’s board of directors totaling $35,000 and $42,000 for fiscal years 2004 and 2005, respectively, and $32,000 for the period during 2006 in which this individual served as a board member.

12.   PRO FORMA INCOME TAXES (UNAUDITED)

Upon completion of the IPO (as more fully described in Note 1), the Company ceased to qualify as an S corporation. Thus, the Company will be taxed at regular corporate rates. For informational purposes, the Company’s consolidated statements of operations include pro forma adjustments for income taxes at a 40% rate that would have been recorded if the Company were a C Corporation for all years presented. The pro forma tax provision for fiscal year 2005 reflects the non-deductibility of stock based compensation

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fiscal Years 2004, 2005 and 2006

expense recorded in anticipation of the IPO and the pro forma tax provision for fiscal year 2006 reflects the nontaxability of life insurance proceeds.

13.   LIFE INSURANCE PROCEEDS

On May 15, 2006, the Company’s co-founder and chief executive officer, Dan W. Heil, passed away. The Company carried two life insurance policies on Mr. Heil totaling $2.3 million in coverage. In June 2006, the proceeds from the $0.3 million policy were received by the Company. In July 2006, the Company received the proceeds from the $2.0 million policy. The $2.3 million is included in other, net under other income (expense) in the accompanying consolidated statement of operations for the fiscal year ended December 29, 2006.

14.   CONTINGENCIES

Claims and Lawsuits

The Company is subject from time to time to various claims and lawsuits, including those alleging professional errors or omissions that arise in the ordinary course of business against firms that operate in the engineering and consulting professions. The Company carries professional liability insurance, subject to certain deductibles and policy limits, for such claims as they arise and may from time to time establish reserves for litigation that is considered probable of loss.

As of December 30, 2005 and December 29, 2006, the Company was involved in a dispute with the City of West Hollywood that was initiated in fiscal year 2002. This matter concerned a construction project in the City of West Hollywood, California, for the improvement of Santa Monica Boulevard. The project required the reconstruction of approximately three miles of roadway. The city and the general contractor claimed that the design the Company prepared was inadequate for the volume and type of traffic on Santa Monica Boulevard. The city also claimed that the Company failed to control the costs of the project due to contractor claims for extra costs.

In the fourth quarter of 2005, following a trial in the Los Angeles County Superior Court in California, the jury rendered a verdict against the Company and awarded damages to the city in the amount of $6.3 million, including attorney’s fees, interest and costs. The Company’s insurance company posted bonds and filed an appeal with respect to this matter. During the appeal process, interest accrued on the outstanding judgment at the rate of 10% per annum.

As of December 30, 2005, management estimated that approximately $3.2 million of the damages was covered by the Company’s professional liability insurance policy. Accordingly, in fiscal year 2005, the Company expensed $2.7 million of this judgment, and recorded related interest expense of $0.4 million. During fiscal year 2006, the Company obtained a court ruling awarding the Company approximately $1.0 million on a claim for indemnity, recovering the settlement amount and interest thereon and attorneys fees and costs in connection with an unrelated claim that arose in fiscal year 2002. This ruling has been appealed by the cross-defendant and that appeal is ongoing. Because the claim arose in 2002 and the Company’s insurance carrier previously paid the settlement amount, the Company was able to replenish its insurance coverage and deductible by approximately $1.0 million for that policy year. Therefore, the Company has reflected an additional receivable of approximately $1.0 million from the insurance company in the third fiscal quarter of 2006 and a corresponding reduction in litigation accrual expense.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fiscal Years 2004, 2005 and 2006

Included in the accompanying consolidated balance sheets as of December 30, 2005 and December 29, 2006 related to these matters is $3.2 million and $4.3 million, respectively, of other receivables and $6.3 million and $6.9 million, respectively, of accrued liabilities which includes accrued interest.

Effective March 6, 2007, the Company entered into a settlement agreement with the City of West Hollywood. Pursuant to the terms of the settlement agreement, both parties have agreed to a full mutual release of all claims related to the lawsuit, appeal and all claims related to the lawsuit and appeal, subject to dismissal of the appeal. Neither party admits any fault or liability related to the claims in the lawsuit.

Under the terms of the settlement agreement, the Company agreed to pay $6.2 million in cash to the city. The Company’s insurance company has already paid $3.2 million of the settlement amount and it expects to receive an additional $1.0 million from its insurance company upon the resolution of the appeal in an unrelated matter discussed above. The Company also agreed to provide an $85,000 credit to the city for future services. The future services are to be provided at the Company’s then prevailing rates and can be chosen in the city’s sole discretion from services provided by the Company to its municipal clients. The city must use the credit before December 31, 2012.

The Company will file a stipulation and request for dismissal of appeal in the action against the city. In the event that the California Court of Appeal declines to accept the stipulation and dismissal of appeal, the settlement agreement will be invalid and any payment made under the agreement will be returned to the Company.

Rescission Offer

The Company’s redeemable common stock issued during fiscal year 2005 may not have been exempt from registration or qualification under federal and state securities laws and the Company may not have obtained the required registrations or qualifications. Accordingly, the Company made rescission offers to the holders of these shares during July 2006 as permitted under California securities law. Each of the holders who purchased shares during fiscal year 2005 irrevocably rejected the Company’s rescission offer. Prior to the rescission offer, management believed there was only a remote likelihood that a rescission offer would be accepted by any of the affected stockholders and prior to issuing the fiscal year 2005 consolidated financial statements, all of the holders of these shares had rejected the rescission offer, which further substantiated management’s belief that the likelihood of rescission was remote. Further, management believes that the 2005 stock offering satisfied the Section 4(2) exemption of the Securities Act of 1933, as amended, based on the limited nature of the offering, the level of knowledge and relationships of the purchasers and the information provided by the Company to the purchasers.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fiscal Years 2004, 2005 and 2006

15.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The tables below reflect selected quarterly information for the fiscal years ended December 30, 2005 and December 29, 2006.

	Fiscal Three Months Ended
	March 31, 2006	June 30, 2006		September 29, 2006		December 29, 2006
	(in thousands except per share amounts)
Contract revenues	$17,821	$20,272		$20,954		$19,292
Income (loss) from operations	1,013	1,846		2,912	(2)	1,273
Income tax provision	13	25		41		2,373	(3)
Net income (loss)	886	3,879	(1)	2,699		(1,175)
Net income (loss) per share: basic and diluted	$0.19	$0.82		$0.57		$(0.22)
Weighted-average shares outstanding: basic and diluted	4,711,000	4,713,000		4,713,000		5,464,000
Pro forma data
Pro forma provision for income taxes	360	662		1,096		478
Pro forma net income (loss)	539	3,242		1,644		720
Pro forma earnings per common share, basic and diluted	$0.11	$0.69		$0.35		$0.13

(1)             Net income for the fiscal three months ended June 30, 2006 includes $2.3 million in life insurance proceeds related to the death of our co-founder and former chief executive officer in May 2006 (as more fully described in Note 13).

(2)             Income from operations for the fiscal three months ended September 29, 2006 includes a reduction in litigation accrual expense of $1.0 million related to a court ruling awarding the Company approximately $1.0 million on a claim for indemnity in connection with a claim that arose in fiscal year 2002 (as more fully described in Note 14).

(3)             The income tax provision for the fiscal three months ended December 29, 2006 includes approximately $2.0 million related to the Company’s conversion from an S Corporation to a C Corporation. Effective upon the first day of trading of the Company’s common stock as a result of its IPO, the Company’s S Corporation status was terminated and thereafter the Company is subject to federal and state income taxes as a C Corporation. Approximately $2.0 million of the income tax provision is the effect of recognizing the Company’s deferred tax liability using C Corporation federal and state tax rates instead of S Corporation state tax rates. The Company’s policy for accounting for income taxes is described in Note 2. The Company’s presentation of pro forma income tax data is described in Note 12.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fiscal Years 2004, 2005 and 2006

	Fiscal Three Months Ended
	April 1, 2005	July 1, 2005	September 30, 2005		December 30, 2005
	(in thousands except per share amounts)
Contract revenues	$16,077	$16,504	$17,769		$16,913
Income (loss) from operations	920	1,178	1,395	(4)	(4,238) (5)
Income tax provision	8	10	19		(20)
Net income (loss)	848	1,081	1,281		(4,591)
Net income (loss) per share: basic and diluted	$0.23	$0.29	$0.34		$(0.98)
Weighted-average shares outstanding: basic and diluted	3,759,000	3,757,000	3,786,000		4,678,000
Pro forma data
Pro forma provision for income taxes	343	436	730		(960)
Pro forma net income (loss)	513	655	570		(3,651)
Pro forma earnings per common share, basic and diluted	$0.14	$0.17	$0.15		$(0.78)

(4)      Income from operations for the fiscal three months ended September 30, 2005 includes stock-based compensation expense recorded in anticipation of the Company’s IPO of $0.5 million.

(5)      Income from operations for the fiscal three months ended December 30, 2005 includes stock-based compensation expense recorded in anticipation of the Company’s IPO of $2.2 million and $2.7 million of litigation accrual expense in connection with the Company’s litigation with the City of West Hollywood, California. The stock-based compensation expense recorded in anticipation of the Company’s IPO is described more fully in Note 2 and Note 7. The matter relating to the litigation accrual expense is described more fully in Note 14.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Articles of Incorporation of Willdan Group, Inc., including amendments thereto(1)
3.2	Bylaws of Willdan Group, Inc.(1)
4.1	Specimen Stock Certificate for shares of the Registrant’s Common Stock(1)
10.1	Business Loan Agreement (Asset Based) for $8,000,000 Revolving Draw Loan, dated January 31, 2007, between Willdan Group, Inc. and Orange County Business Bank, relating to the Promissory Note in 10.2*
10.2	Promissory Note for $8,000,000 Revolving Draw Loan, dated January 31, 2007, by Willdan Group, Inc. in favor of Orange County Business Bank*
10.3	Commercial Security Agreement, dated January 31, 2007, between Willdan Group, Inc. and Orange County Business Bank, relating to the Promissory Note in 10.2*
10.4†	Willdan Associates Incentive Bonus Plan, effective May 1, 1996(1)
10.5†	MuniFinancial 2005 Bonus Plan(1)
10.6†	Form of Tax Agreement Relating to S Corporation Distributions by the Registrant and its shareholders(1)
10.7†	Willdan Group, Inc. 2006 Stock Incentive Plan(1)
10.8†	Form of Incentive Stock Option Agreement(1)
10.9†	Form of Non-Qualified Stock Option Agreement(1)
10.10†	Amended and Restated Willdan Group, Inc. 2006 Employee Stock Purchase Plan*
10.11†	Form of Indemnification Agreement between Willdan Group, Inc. and its Directors and Officers(1)
10.12

Office Lease by and between Spectrum Waples Street, LLC, a California limited liability company, Spectrum Lambert Plaza, LLC, a California limited liability company and The Willdan Group of Companies dated October 15, 2004 for the principal office located at 2401 East Katella Avenue, Anaheim, California(1)

10.13	First Amendment to Lease by and between 2401 Katella, LLC and The Willdan Group of Companies, dated February 27, 2006 for the principal office located at 2401 Katella Avenue, Anaheim, California(1)
10.14	Second Amendment to Lease by and between 2401 Katella, LLC and The Willdan Group of Companies dated March 6, 2006 for the principal office located at 2401 Katella Avenue, Anaheim, California(1)
10.15†	Employment Agreement (Re-stated) between Willdan Group, Inc. and Mallory McCamant dated August 1, 2006(1)
10.16	Warrant Agreement between Willdan Group, Inc. and Wedbush Morgan Securities Inc.(1)
10.17†	Indemnification Agreement between Willdan Group, Inc. and Linda Heil(1)
10.18†	Agreement and General Release between Willdan Group, Inc. and Richard Kopecky effective February 20, 2007(2)
10.19	Settlement Agreement among the City of West Hollywood, Willdan and Willdan Group, Inc., effective March 6, 2007(3)

10.20†	Amendment to Employment Agreement between Willdan Group, Inc. and Mallory McCamant dated March 23, 2007(4)
14.1	Code of Ethical Conduct of Willdan Group, Inc.*
21.1	Subsidiaries of Willdan Group, Inc.(1)
23.1	Consent of Independent Registered Public Accounting Firm*
24.1	Power of Attorney (included on signature page hereto)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002*

*                    Filed herewith.

†                    Indicates a management contract or compensating plan or arrangement.

(1)          Incorporated by reference to Willdan Group, Inc.’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on August 9, 2006, as amended (File No. 333-136444).

(2)          Incorporated by reference to Willdan Group, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 22, 2007.

(3)          Incorporated by reference to Willdan Group, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 12, 2007.

(4)          Incorporated by reference to Willdan Group, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 27, 2007.