Form 10-Q
period 2007-03-30
Willdan Group, Inc.
filed 2007-05-10
CIK 1370450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2007

OR

☐                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 001-33076

WILLDAN GROUP, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	14-195112
(State or other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

2401 East Katella Avenue, Suite 300 Anaheim, California	92806
(Address of principal executive offices, excluding zip code)	(Zip code)

Registrant’s Telephone Number, Including Area Code: (800) 424-9144

Not Applicable

(Former name, former address and former fiscal year, if changed since last report).

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☒.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of May 9, 2007, there were 7,147,640 shares of common stock, $0.01 par value per share, of Willdan Group, Inc. issued and outstanding.

WILLDAN GROUP, INC.
FORM 10-Q QUARTERLY REPORT

i

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

WILLDAN GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 29,	March 30,
	2006	2007
		(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$20,633,000	$11,106,000
Accounts receivable, net of allowance for doubtful accounts of $492,000 and $561,000 at December 29, 2006 and March 30, 2007, respectively	14,270,000	14,037,000
Costs and estimated earnings in excess of billings on uncompleted contracts	7,960,000	8,479,000
Other receivables	4,505,000	1,229,000
Prepaid expenses and other current assets	1,858,000	1,748,000
Total current assets	49,226,000	36,599,000
Equipment and leasehold improvements, net	4,372,000	4,253,000
Goodwill	2,911,000	2,911,000
Other assets	599,000	582,000
Total assets	$57,108,000	$44,345,000

Liabilities and Stockholders’ Equity

Current liabilities:
Excess of outstanding checks over bank balance	$257,000	$730,000
Accounts payable	1,270,000	1,339,000
Accrued liabilities	14,106,000	4,656,000
Billings in excess of costs and estimated earnings on uncompleted contracts	1,222,000	1,157,000
Accrued final distribution payable to holders of redeemable common stock	3,150,000	—
Current portion of notes payable	993,000	669,000
Current portion of notes payable to related parties	75,000	76,000
Current portion of capital lease obligations	170,000	166,000
Current portion of deferred income taxes	1,693,000	1,693,000
Total current liabilities	22,936,000	10,486,000
Notes payable to related parties	46,000	26,000
Capital lease obligations, less current portion	348,000	307,000
Deferred lease obligations	547,000	540,000
Deferred income taxes, net of current portion	398,000	398,000
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized; 7,148,000 shares issued and outstanding at December 29, 2006 and March 30, 2007, respectively	71,000	71,000
Additional paid-in capital	32,552,000	32,557,000
Retained earnings (accumulated deficit)	210,000	(40,000)
Total stockholders’ equity	32,833,000	32,588,000
Commitments and contingencies:
Total liabilities and stockholders’ equity	$57,108,000	$44,345,000

See accompanying notes to consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Fiscal Three Months Ended
	March 31,	March 30,
	2006	2007

Contract revenues	$17,821,000	$19,268,000
Direct costs of contract revenues:
Salaries and wages	5,885,000	6,484,000
Production expenses	330,000	344,000
Subconsultant services	893,000	1,059,000
Total direct costs of contract revenues	7,108,000	7,887,000
General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	6,324,000	7,387,000
Facilities	890,000	1,102,000
Depreciation and amortization	332,000	447,000
Other	2,154,000	3,552,000
Total general and administrative expenses	9,700,000	12,488,000
Income (loss) from operations	1,013,000	(1,107,000)
Other income (expense):
Interest expense	(186,000)	574,000
Interest income and other, net	72,000	180,000
Total other income (expenses)	(114,000)	754,000
Income (loss) before income taxes	899,000	(353,000)
Income tax provision (benefit)	13,000	(103,000)
Net income (loss)	$886,000	$(250,000)
Net income (loss) per share:
Basic and diluted	$0.19	$(0.03)
Weighted-average shares outstanding:
Basic and diluted	$4,711,000	$7,148,000
Pro Forma Data:
Pro forma provision for income taxes	$360,000
Pro forma net income (loss)	$539,000
Pro forma earnings per common share, basic and diluted	$0.11

See accompanying notes to consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Fiscal Three Months Ended
	March 31, 2006	March 30, 2007

Cash flows from operating activities:
Net income (loss)	$886,000	$(250,000)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	332,000	447,000
Loss (gain) on sale of equipment	7,000	9,000
Allowance for doubtful accounts	15,000	35,000
Stock-based compensation	—	16,000
Changes in operating assets and liabilities:
Accounts receivable	(586,000)	198,000
Costs and estimated earnings in excess of billings on uncompleted contracts	(937,000)	(519,000)
Other receivables	122,000	3,276,000
Prepaid expenses and other current assets	(99,000)	110,000
Other assets	(106,000)	10,000
Accounts payable	296,000	69,000
Accrued liabilities	(2,917,000)	(9,450,000)
Billings in excess of costs and estimated earnings on uncompleted contracts	112,000	(65,000)
Deferred lease obligations	(11,000)	(7,000)
Net cash used in operating activities	(2,886,000)	(6,121,000)
Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(638,000)	(356,000)
Proceeds from sale of equipment	—	27,000
Net cash used in investing activities	(638,000)	(329,000)
Cash flows from financing activities:
Changes in excess of outstanding checks over bank balance	46,000	473,000
Payments on notes payable	(382,000)	(344,000)
Borrowings under line of credit	1,964,000	—
Repayments of line of credit	(936,000)	—
Principal payments on capital leases	(40,000)	(45,000)
Payments on liabilities to stockholders	(3,000)	—
Proceeds from issuance of redeemable common stock	18,000	—
Distributions to holders of redeemable common stock	—	(3,150,000)
Payment of offering costs	—	(11,000)
Net cash provided by (used in) financing activities	667,000	(3,077,000)
Net increase (decrease) in cash and cash equivalents	(2,857,000)	(9,527,000)
Cash and cash equivalents at beginning of the period	3,066,000	20,633,000
Cash and cash equivalents at end of the period	$209,000	$11,106,000
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$30,000	$31,000
Income taxes	15,000	378,000
Supplemental disclosures of noncash investing and financing activities:
Equipment acquired under capital leases	$5,000	$1,000

See accompanying notes to consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 30, 2007
(Unaudited)

1.                                      BASIS OF PRESENTATION, ORGANIZATION AND OPERATIONS OF THE COMPANY

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments, which consist of only normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the consolidated results for the interim periods presented.  Results for the interim period are not necessarily indicative of results for the full year.  Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  The consolidated financial statements should be read in conjunction with the Company’s 2006 Annual Report on Form 10-K.

Nature of Business

Willdan Group, Inc. (Willdan Group) and subsidiaries (Willdan Group and its subsidiaries, collectively the Company) is a provider of outsourced services to small and mid-sized public agencies in California and other western states. Outsourcing enables these agencies to provide a wide range of specialized services, without having to incur and maintain the overhead necessary to develop staffing in-house. The Company provides a broad range of services to public agencies including civil engineering, building and safety services, geotechnical engineering, financial and economic consulting, and disaster preparedness and homeland security. Clients primarily consist of cities, counties, redevelopment agencies, water districts, school districts and universities, state agencies, federal agencies, a variety of other special districts and agencies, and tribal governments.

Willdan Group, Inc., a Delaware corporation, is the successor to The Willdan Group of Companies, a California corporation. Willdan Group, Inc. was formed during fiscal year 2006, as a subsidiary of The Willdan Group of Companies, and on June 30, 2006, The Willdan Group of Companies merged with and into Willdan Group, Inc. Willdan Group, Inc. had no operations prior to this merger. Since the transaction occurred between entities under common control, the transfer was recorded at historical carrying values in a manner similar to the pooling of interests method of accounting. Hereinafter, Willdan Group or the Company refers to both Willdan Group, Inc. and its predecessor, The Willdan Group of Companies.

On November 27, 2006, Willdan Group completed its initial public offering (IPO). The IPO resulted in the sale by Willdan Group of 2,000,000 shares of common stock at an initial offering price per share of $10.00, generating gross proceeds to Willdan Group of $20.0 million. A selling shareholder also sold 900,000 shares of common stock in the IPO. The aggregate proceeds to Willdan Group, net of underwriter’s discounts and other offering costs, were approximately $16.4 million. On December 20, 2006, an additional 435,000 shares of common stock were sold by Willdan Group at $10.00 per share as a result of the underwriter exercising its over-allotment option. This resulted in additional net proceeds of approximately $4.0 million to Willdan Group. Willdan Group issued stock warrants in connection with the IPO to the underwriter for the right to purchase 290,000 common shares at 120% of the IPO share price, or $12.00 per share. The warrants become exercisable on November 20, 2007 and expire on November 20, 2011.

Prior to completion of the IPO, Willdan Group was owned by its employees, board members and a service provider. With the consent of its stockholders, Willdan Group had elected to be treated as an S Corporation and its subsidiaries were “qualified S subsidiaries” for purposes of federal and state income taxes. Effective as of the first day of trading of Willdan Group’s common stock, November 21, 2006, the S Corporation status of Willdan Group and the “qualified S subsidiary” status of its subsidiaries terminated and thereafter the Company is subject to federal and state income taxes as a C Corporation.

Principles of Consolidation

The consolidated financial statements include the accounts of Willdan Group and its wholly owned subsidiaries, Willdan, MuniFinancial, Arroyo Geotechnical, American Homeland Solutions and Public Agency Resources. All significant intercompany balances and transactions have been eliminated in consolidation.

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

The value of retainage is included in accounts receivable in the accompanying consolidated financial statements. Retainage represents the billed amount that is retained by the customer, in accordance with the terms of the contract, generally until performance is substantially complete. At December 29, 2006 and March 30, 2007, the Company had retained accounts receivable of approximately $54,000 and $55,000, respectively.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.                                      NEW ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  Statement 109 does not prescribe a recognition threshold or measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return.  Diversity in practice exists in the accounting for income taxes.  To address that diversity, this Interpretation clarifies the application of Statement 109 by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements.  Additionally, this Interpretation provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  This Interpretation is effective for fiscal years beginning after December 15, 2006.  The Company’s adoption of FASB Interpretation No. 48 did not have a material effect on our consolidated financial statements.

Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.  We will adopt the provisions of SFAS 157 effective January 1, 2008.  We do not expect SFAS 157 to have a material impact on our results of operations, financial position, or cash flows.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  SFAS 159 will be effective on January 1, 2008.  The provisions of SFAS 159 are elective, and we have not determined whether and to what extent we may implement its provisions or how if implemented, it might affect our financial statements.

We have implemented all new accounting pronouncements that are in effect and that may impact our consolidated financial statements and do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our consolidated financial statements.

3.                                      EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consist of the following:

	December 29, 2006	March 30, 2007
Furniture and fixtures	$4,825,000	$4,880,000
Computer hardware and software	4,184,000	4,384,000
Leasehold improvements	880,000	886,000
Equipment under capital leases	757,000	758,000
Automobiles, trucks, and field equipment	401,000	393,000
	11,047,000	11,301,000
Accumulated depreciation and amortization	6,675,000	7,048,000
	$4,372,000	$4,253,000

4.                                      ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	December 29, 2006	March 30, 2007
Accrued bonuses	$2,150,000	$203,000
Paid leave bank	1,861,000	1,920,000
Compensation and payroll taxes	1,556,000	1,151,000
Accrued legal	41,000	370,000
Accrued workers’ compensation insurance	50,000	26,000
Litigation accrual	5,951,000	—
Accrued interest	1,006,000	30,000
Income taxes payable	429,000	—
Other	1,062,000	956,000
	$14,106,000	$4,656,000

5.                                      COMMITMENTS

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

Employee Benefit Plans

The Company has a qualified profit sharing plan (the Plan) pursuant to Internal Revenue Code Section 401(a) and qualified cash or deferred arrangement pursuant to Code Section 401(k) covering substantially all employees. Employees may elect to contribute up to 50% of compensation limited to the amount allowed by tax laws. Company contributions are made solely at the discretion of Willdan Group’s board of directors.

The Company has an incentive bonus plan for regional managers, division managers and others as determined by the president of Willdan Group. Bonuses are awarded under this plan based on five to twenty-five percent of the eligible employee’s annual salary if certain financial goals are achieved. The financial goals are not stated in the plan; rather they are judgmentally determined each year. In addition, the Board of Directors may declare discretionary bonuses to key employees and all employees are eligible for what the Company refers to as the “hot hand” bonus program, which pays awards for outstanding performance.

Post employment health benefits

In May 2006, Willdan Group’s board of directors approved providing lifetime health insurance coverage for Willdan Group’s chief executive officer as of that date, Win Westfall, and his spouse and for the widow of Willdan Group’s former chief executive officer, Linda Heil, who is also a Willdan Group board member. Additionally, the board approved health insurance coverage for Mrs. Heil’s two dependents until they reach the maximum age for dependent coverage under the Company’s health insurance policy.

During fiscal year 2006, the Company recorded general and administrative expense equal to the present value of the expected payments for health insurance coverage for Mrs. Heil and her dependents. The Company also began to amortize, to general and administrative expense, the present value of the expected payments for post employment health coverage for Mr. Westfall and his spouse over the period from approval of the benefit to the estimated date of retirement. During the first fiscal quarter of 2007, this chief executive officer communicated his intent to retire and the Company prospectively adjusted the amortization.

6.                                      INCOME TAXES

Prior to November 21, 2006, for federal income tax purposes, Willdan Group reported as an S Corporation and its subsidiaries were “qualified S subsidiaries” wherein Willdan Group elected and the stockholders of Willdan Group consented to be taxed in a manner similar to partners in a general partnership.  Since federal income taxes on S Corporation income are the responsibility of the individual stockholders, no federal tax provision is included in the accompanying consolidated financial statements for periods prior to November 21, 2006.  Effective January 1, 2002, Willdan Group elected to be treated as an S Corporation for state tax purposes and has provided for state income taxes at the applicable S Corporation statutory rate from January 1, 2002 through November 21, 2006.

Upon completion of the IPO (as more fully described in Note 1), Willdan Group ceased to qualify as an S Corporation and its subsidiaries were no longer “qualified S subsidiaries.”  Thus, the Company is taxed at regular corporate rates beginning November 21, 2006.  For information purposes, the Company’s consolidated statement of operations for the fiscal three months ended March 31, 2006 include pro forma adjustments for income taxes at a 40% rate that would have been recorded if Willdan Group were a C Corporation at that time.

7.                                      SEGMENT INFORMATION

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

The accounting policies applied to determine the segment information are the same as those described in the summary of significant accounting policies, included in the Company’s 2006 Annual Report on Form 10-K. There were no intersegment sales during the fiscal three months ended March 31, 2006 and March 30, 2007.  Management evaluates the performance of each segment based upon income or loss before year-end performance bonuses and income taxes. Certain segment asset information including expenditures for long-lived assets has not been presented as it is not reported to or reviewed by the chief operating decision maker. In addition, enterprise-wide service line contract revenues are not included as it is impracticable to report this information for each group of similar services.

Financial information with respect to the reportable segments for the fiscal three months ended March 31, 2006 and the fiscal three months ended March 30, 2007 follows:

	Engineering Services	Public Finance Services	Homeland Security Services	Unallocated Corporate	Intersegment	Consolidated Total
Fiscal Three Months Ended March 31, 2006
Contract revenue	$15,070,000	$2,624,000	$127,000	$—	$—	$17,821,000
Segment profit before bonuses and income taxes	1,307,000	216,000	(61,000)	(58,000)	—	1,404,000
Annual performance bonuses	386,000	58,000	—	61,000	—	505,000
Net income (loss)	919,000	157,000	(62,000)	(128,000)	—	886.000
Segment Assets	28,962,000	8,966,000	51,000	10,657,000	(16,801,000)	31,835,000

Fiscal Three Months Ended March 30, 2007
Contract revenue	$16,273,000	$2,770,000	$225,000	$—	$—	$19,268,000
Segment profit before bonuses and income taxes	(197,000)	(3,000)	(152,000)	(1,000)	—	(353,000)
Annual performance bonuses	—	—	—	—	—	—
Net income (loss)	(140,000)	(2,000)	(107,000)	(1,000)	—	(250,000)
Segment Assets	32,690,000	10,446,000	568,000	30,116,000	(29,475,000)	44,345,000

8.                                      CONTINGENCIES

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

As of December 30, 2005, management estimated that approximately $3.2 million of the damages was covered by the Company’s professional liability insurance policy. Accordingly, in fiscal year 2005, the Company expensed $2.7 million of this judgment, and recorded related interest expense of $0.4 million. During fiscal year 2006, the Company obtained a court ruling awarding the Company approximately $1.0 million on a claim for indemnity, recovering the settlement amount and interest thereon and attorneys fees and costs in connection with an unrelated claim that arose in fiscal year 2002. This ruling has been appealed by the cross-defendant and that appeal is ongoing. Because the claim arose in 2002 and the Company’s insurance carrier previously paid the settlement amount, the Company was able to replenish its insurance coverage and deductible by approximately $1.0 million for that policy year. Therefore, the Company reflected an additional receivable of approximately $1.0 million from the insurance company in the third fiscal quarter of 2006 and a corresponding reduction in litigation accrual expense.

Effective March 6, 2007, the Company entered into a settlement agreement with the City of West Hollywood. Pursuant to the terms of the settlement agreement, both parties agreed to a full mutual release of all claims related to the lawsuit and appeal, subject to dismissal of the appeal. Neither party admitted any fault or liability related to the claims in the lawsuit.

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

The Company filed a stipulation and request for dismissal of appeal in the action against the city, which was accepted by the California Court of Appeal.

Included in the accompanying consolidated balance sheets as of December 29, 2006 and March 30, 2007, related to these matters is $4.3 million and $1.0 million, respectively, of other receivables and $6.9 million and $0.1 million, respectively, of accrued liabilities.

During the fiscal three months ended March 30, 2007, previously accrued interest expense of approximately $0.6 million related to this matter was reversed.

Rescission Offer

Willdan Group’s redeemable common stock issued during fiscal year 2005 may not have been exempt from registration or qualification under federal and state securities laws and Willdan Group may not have obtained the required registrations or qualifications. Accordingly, Willdan Group made rescission offers to the holders of these shares during July 2006 as permitted under California securities law. Each of the holders who purchased shares during fiscal year 2005 irrevocably rejected Willdan Group’s rescission offer. Prior to the rescission offer, management believed there was only a remote likelihood that a rescission offer would be accepted by any of the affected stockholders and prior to issuing the fiscal year 2005 consolidated financial statements, all of the holders of these shares had rejected the rescission offer, which further substantiated management’s belief that the likelihood of rescission was remote. Further, management believes that the 2005 stock offering satisfied the Section 4(2) exemption of the Securities Act of 1933, as amended, based on the limited nature of the offering, the level of knowledge and relationships of the purchasers and the information provided by Willdan Group to the purchasers.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements included elsewhere in this Quarterly Report and the audited financial statements for the year ended December 29, 2006, included in our Annual Report on Form 10-K (File No. 001-33076).  This Quarterly Report contains, in addition to historical information, forward-looking statements, which involve risk and uncertainties.  The words “believe”, “expect”, “estimate”, “may”, “will”, “could”, “plan”, or “continue” and similar expressions are intended to identify forward-looking statements.  Our actual results could differ significantly from the results discussed in such forward-looking statements.

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

We operate our business through a network of over 20 offices located throughout California and other western states and have a staff of 675 as of March 30, 2007 that includes licensed engineers and other professionals.  Our core clients are public agencies in communities with populations ranging from 10,000 to 300,000 people.  We believe communities of this size are underserved by large outsourcing companies that tend to focus on securing large federal and state projects, as well as projects for the private sector.  We seek to establish close working relationships with our public agency clients and, over time, to expand the breadth and depth of the services we provide to them.

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

We were founded over 40 years ago, and today consist of a family of wholly owned companies that operate within the following segments for financial reporting purposes:

Engineering Services.   Our Engineering Services segment includes the businesses of our subsidiary, Willdan, which provides engineering-related services, and our subsidiary, Arroyo Geotechnical, which provides geotechnical engineering services.  The segment also includes our subsidiary, Public Agency Resources (PARs), which provides staffing to Willdan.  Willdan is our largest subsidiary and represents the core business of our company that was founded more than 40 years ago.  Contract revenue for the Engineering Services segment represented 84.5% and 84.6% of our consolidated contract revenue for the fiscal three months ended March 30, 2007 and the fiscal three months ended March 31, 2006, respectively, and 84.1% for the fiscal year ended December 29, 2006.

Public Finance Services.   Our Public Finance Services segment consists of the business of our subsidiary, MuniFinancial, which offers financial and economic services to public agencies.  Contract revenue for the Public Finance Services segment represented 14.4% and 14.7% of our consolidated contract revenue for the fiscal three months ended March 30, 2007 and the fiscal three months ended March 31, 2006, respectively, and 14.7% for the fiscal year ended December 29, 2006.

Homeland Security Services.   Our Homeland Security Services segment consists of the business of our subsidiary, American Homeland Solutions, which offers homeland security and public safety consulting services.  We formed this subsidiary in fiscal year 2004 and began operations in the second half of fiscal year 2005.  Contract revenue for our Homeland Security Services segment represented 1.2% and 0.7% of our consolidated contract revenues for the fiscal three months ended March 30, 2007 and the fiscal three months ended March 31, 2006, respectively, and 1.2% for the fiscal year ended December 29, 2006.

Recent Developments

Management Changes

In the first quarter of fiscal year 2007, there were several changes to our senior management affecting us and our operating subsidiary, Willdan.  Win Westfall, who was our President, Chief Executive Officer and Chairman of the Board of Directors, resigned from his positions as President and Chief Executive Officer as of February 8, 2007.  Mr. Westfall continues to serve as Chairman.  Effective February 8, 2007, W. Tracy Lenocker resigned from his positions as a member of our Board of Directors and audit committee and as chairman of the compensation committee and nominating and corporate governance committee and was appointed as interim Chief Executive Officer and President.  On April 2, 2007, our Board of Directors announced the appointment of Thomas D. Brisbin, Ph.D. as President and Chief Executive Officer.  Upon the appointment of Dr. Brisbin, Mr. Lenocker returned to our Board of Directors as an independent director and chairman of the compensation and nominating and governance committees.

Richard Kopecky, our former Senior Vice President and President and Chief Executive Officer of our subsidiary, Willdan, was terminated from both of these positions, effective February 6, 2007.  He remains with the company in a new role at another of our subsidiaries, Public Agency Resources.  David L. Hunt, who most recently served as the Senior Vice President and Regional Manager of our Orange County, California regional office, was appointed as President and Chief Executive Officer of our subsidiary, Willdan, on March 21, 2007.  Mr. Westfall served as the interim President and Chief Executive Officer of Willdan, prior to Mr. Hunt’s appointment.

Litigation Accrual

We were involved in a dispute with the City of West Hollywood, California that arose in fiscal year 2002.  This matter concerned a construction project in the City of West Hollywood for the improvement of Santa Monica Boulevard.

In the fourth quarter of 2005, following a trial in the Los Angeles County Superior Court, the jury rendered a verdict against us and awarded damages in the amount of $6.3 million, including attorney’s fees, interest and costs.  Our insurance company posted bonds and filed an appeal with respect to this matter.  During the appeal process, interest accrued on the outstanding judgment at the rate of 10% per annum.  However, as a result of the settlement discussed below, we paid no interest and during the fiscal three months ended March 30, 2007, we reversed the previously accrued interest totaling approximately $0.6 million.

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

Effective March 6, 2007, we entered into a settlement agreement with the City of West Hollywood relating to the Santa Monica Boulevard matter.  Pursuant to the settlement agreement, both parties agreed to a full mutual release of all claims related to the lawsuit and appeal, subject to dismissal of the appeal.  Neither party admitted any fault or liability related to the claims in the lawsuit.

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

We filed a stipulation and request for dismissal of appeal in the action against the city, which was accepted by the California Court of Appeal.

In our consolidated balance sheets as of December 29, 2006 and March 30, 2007, we reflected a total liability of $6.9 million and $0.1 million, respectively, and related receivables of $4.3 and $1.0 million from the insurance company, respectively.

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

Until November 2006, we had not operated as a public company.  As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company, and we expect our general and administrative expenses to increase as a result.  We expect that our management and other personnel will need to devote a substantial amount of time to comply with the requirements of being a public company.  Moreover, rules and regulations for public companies will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

Critical Accounting Policies

This discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP.  To prepare these financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses in the reporting period.  Our actual results may differ from these estimates.  Our significant accounting policies are summarized in more detail in Note 2 to the Consolidated Financial Statements included in our 2006 Annual Report on Form 10-K.  We describe below those accounting policies that require material subjective or complex judgments and that have the most significant impact on our financial condition and results of operations.  Our management evaluates these estimates on an ongoing basis, based upon information currently available and on various assumptions management believes are reasonable as of the date of this report.

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

For further information on the types of contracts under which we perform our services, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Components of Income and Expense—Contract Revenues” in the Company’s 2006 Annual Report on Form 10-K.

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

	Fiscal Three Months Ended
	March 31, 2006	March 30, 2007

Statement of Operations Data:
Contract revenues	100.0%	100.0%
Direct costs of contract revenues:
Salaries and wages	33.0	33.7
Production expenses	1.9	1.8
Subconsultant services	5.0	5.5
Total direct costs of contract revenues	39.9	40.9
General and administrative expenses:
Salaries and wages, payroll taxes, employee benefits	35.5	38.3
Facilities	5.0	5.7
Depreciation and amortization	1.9	2.3
Other	12.1	18.4
Total general and administrative expenses	54.4	64.8
Income (loss) from operations	5.7	(5.7)
Other income (expense):
Interest expense	(1.0)	3.0
Interest income and other, net	0.4	0.9
Total other income (expense)	0.6	3.9
Income (loss) before income taxes	5.0	(1.8)
Income tax provision (benefit)	0.1	(0.5)
Net income (loss)	5.0%	(1.3)%

Three Months Ended March 30, 2007 Compared to Three Months Ended March 31, 2006

Contract revenues.   Our contract revenues were $19.3 million for the three months ended March 30, 2007, with $16.3 million attributable to the Engineering Services segment and $2.8 million attributable to the Public Finance Services segment.  Our Homeland Security Services segment generated $0.2 million during this period.  Consolidated contract revenues increased $1.5 million, or 8.4%, from $17.8 million in the three months ended March 31, 2006.  This was due primarily to increases of $1.2 million, or 8.0%, and $0.2 million, or 5.6%, in contract revenues of the Engineering Services and Public Finance Services segments, respectively.  Contract revenues in the Homeland Security Services segment increased from $0.1 million in the three months ended March 31, 2006 to $0.2 million in the three months ended March 30, 2007.  Overall headcount increased to 675 as of March 30, 2007 from 624 as of March 31, 2006, an increase of 8.2%.

The growth in contract revenues for the Engineering Services segment is due primarily to increased demand for our existing services.  To respond to this demand, our Engineering Services segment increased its total headcount to 542 as of March 30, 2007 from 501 as of March 31, 2006, representing an increase of 8.2%.

The growth in contract revenues for our Public Finance Services segment also is due primarily to increased demand for our existing services.  To respond to this demand, our Public Finance Services segment increased its total headcount to 82 as of March 30, 2007, which represents a 9.3% change from the total headcount of 75 as of March 31, 2006.

Direct costs of contract revenues.   Direct costs of contract revenues were $7.9 million for the three months ended on March 30, 2007, with $7.0 million attributable to the Engineering Services segment and $0.8 million attributable to the Public Finance Services segment.  The additional $0.1 million is attributable to direct costs of contract revenues for our Homeland Security Services segment.  This represented a total increase of $0.8 million, or 11.3%, from $7.1 million for the three months ended March 31, 2006.  Of this total increase, direct costs of contract revenues increased $0.7 million, or 11.2%, in the Engineering Services segment and there was an insignificant increase in the Public Finance Services segment.  The remaining $0.1 million is attributable to the Homeland Security Services segment.  These increases were primarily the result of the increased volume of activity that generated the increased contract revenue previously discussed for our three operating segments. Direct costs of contract revenues as a percentage of contract revenue for the three months ended March 30, 2007 increased to 40.9% from 39.9% for the three months ended March 31, 2006.

Within direct costs of contract revenues, salaries and wages increased from 33.0% of contract revenues in the three months ended March 31, 2006 to 33.7% in the three months ended March 30, 2007.  Comparing those same periods, subconsultant services increased from 5.0% of contract revenues to 5.5% of contract revenues.

General and administrative expenses.   General and administrative expenses increased by $2.8 million, or 28.9%, to $12.5 million in the three months ended March 30, 2007 from $9.7 million in the three months ended March 31, 2006.  This was due primarily to increases of $2.4 million and $0.2 million in general and administrative expenses of the Engineering Services and Public Finance Services segments, respectively.  Of the remaining $0.2 million increase, $0.1 million related to the establishment of our Homeland Security Services segment and an increase of $0.1 million is attributed to unallocated corporate expenses.  General and administrative expenses as a percentage of contract revenues increased to 64.8% in the three months ended March 30, 2007 from 54.4% in the prior year period.

The increases in general and administrative expenses in the Engineering Services and Public Finance Services segments were due primarily to (i) an increase of approximately $1.4 million, or 64.9%, in other general and administrative expenses, which include increased legal and accounting fees and other costs resulting from being a new public company and the settlement of the West Hollywood litigation and (ii) an increase of approximately $1.0 million, or 15.9%, in salaries and wages, payroll and employee benefits that are included in general and administrative expenses, primarily due to increased headcount and reduced utilization rates of technical staff and an increase in employee related costs, which include the payment of severance and other benefits related to our management changes in the first quarter.  We completed our initial public offering in November 2006 and the increase in other general and administrative expenses reflects an increase of $0.5 million related to increased audit costs and legal fees associated with being a public company, costs associated with Sarbanes-Oxley Act compliance and Board of Director fees.  In addition, legal fees increased by approximately $0.4 million as a result of the West Hollywood litigation settlement discussed elsewhere in this report.  The increases in other general and administrative expenses also include approximately $0.1 million in fees associated with the recruitment of our new Chief Executive Officer.  Additionally, increases of approximately $0.4 million resulted from increased insurance premiums, computer expenses, marketing expenses and other costs associated with our increase in contract revenues and headcount.

As stated above, general and administrative expenses also increased by $1.0 million from the first fiscal quarter of 2006 compared to the first fiscal quarter of 2007 primarily due to increased headcount and reduced utilization rates of technical staff and an increase in employee related costs included in general and administrative expenses such as payroll taxes, employee benefits, bonuses and that portion of salaries and wages related to time not spent directly generating revenues.  As discussed above under “–Components of Income and Expense–Direct Costs of Contract Revenue,” we do not allocate that portion of salaries and wages not related to time spent directly generating revenues to direct costs of contract revenues.  Also included in this amount are the costs associated with management changes in the first fiscal quarter of 2007 that resulted in an increase of approximately $0.4 million in expenses for the payment of severance and other employee benefits.  Additionally, facilities costs increased by $0.2 million, or 23.8%, and depreciation and amortization increased by $0.1 million, or 34.6%, as a result of additional needs for leasehold improvements, furniture, fixtures and equipment.  These increases were due to the needs created by the increased headcount.

Income (loss) from operations.   As a result of the above factors, operating loss was $1.1 million for the three months ended March 30, 2007 as compared to $1.0 million of operating income for the three months ended March 31,2006.  Operating income (loss) as a percentage of contract revenues decreased to (5.7)% in the three months ended March 30, 2007 from 5.7% in the prior year period.

Other income (expense).   Other income (expense), net increased by $0.9 million to $0.8 million of income in the three months ended March 30, 2007 from $0.1 million of expense in the three months ended March 31, 2006.  This was due primarily to the reversal of $0.6 million in accrued interest payable associated with the West Hollywood litigation settlement combined with interest income of approximately $0.2 million from invested initial public offering proceeds.

Liquidity and Capital Resources

As of March 30, 2007, we had $11.1 million of cash and cash equivalents.  Our primary sources of liquidity are cash generated from operations, borrowings under our revolving line of credit, capital leases and sales of our common stock.  We believe that our cash on hand, cash generated by operating activities and funds available under our credit facility will be sufficient to finance our operating activities for at least the next twelve months.

Cash flows from operating activities

Cash flows used in operating activities were $6.1 million for the three months ended March 30, 2007 compared to $2.9 million for the three months ended March 31, 2006.  The cash flows used in operating activities in the three months ended March 30, 2007 were comparatively higher than in the three months ended March 31, 2006 due primarily to the payment of accrued liabilities related to the settlement of the West Hollywood litigation.  Cash flows used in operating activities are higher in our first fiscal quarters, because we pay annual performance bonuses to our employees in the first fiscal three months following the year to which the bonuses relate.

Cash flows from investing activities

Cash flows used in investing activities were $0.3 million for the three months ended March 30, 2007 compared to $0.6 million for the three months ended March 31, 2006.  Cash flows used in investing activities for the aforementioned periods primarily related to the purchase of equipment and leasehold improvements.  The first fiscal quarter of 2006 included higher than historical levels of equipment and leasehold improvements purchases due to the establishment of new office locations, the relocation of existing office facilities, including our corporate offices, and capital expenditures resulting from our overall increase in employee headcount.

Cash flows from financing activities

Cash flows used in financing activities were $3.1 million for the three months ended March 30, 2007 compared to $0.7 million provided by financing activities for the three months ended March 31, 2006.  Cash flows used in financing activities for the first fiscal quarter of 2007 increased from the first fiscal quarter of 2006 primarily as a result of the final distribution to holders of redeemable common stock of $3.2 million.  This distribution was our final S corporation distribution to our stockholders and we used the proceeds from our initial public offering to pay this amount to our stockholders.  We will not make a similar distribution in the future because we can no longer elect to be treated as an S corporation.

Outstanding indebtedness

We currently have a revolving line of credit with a bank, as well as a note payable for a portion of the purchase price for VT & Associates, Inc., or VTA.  We also finance insurance premiums by entering into notes payable with insurance companies.

On January 31, 2007, we terminated our prior $8.0 million revolving line of credit and entered into a Business Loan Agreement (Asset Based) with Orange County Business Bank, or OCBB, as well as a related Promissory Note and Commercial Security Agreement.  Under the Loan Agreement, we can borrow up to $8.0 million under a revolving line of credit.  We have the right to convert up to $2.0 million of the revolving line of credit to two term loans under specified circumstances involving the start up of a new division and/or business unit and the acquisition of other companies.  Loans made under the revolving line of credit will accrue interest at the rate of 0.25% over the current Wall Street Journal Prime Rate.  Upon a default, the interest rate will be increased by a default rate margin of 6.00%.  Upon the occurrence of an event of default under the Loan Agreement, OCBB has the option to make all indebtedness then owed by us under the loan documents immediately due and payable.  The revolving line of credit matures on July 31, 2007.

Borrowings under the loan documents with OCBB are secured by substantially all of our and our subsidiaries’ tangible and intangible assets.  Each of our subsidiaries, except Public Agency Resources, has signed an unconditional guaranty of our obligations under the loan documents.  The Loan Agreement also contains customary representations, affirmative and negative covenants and defaults for a credit facility, including covenants to maintain a minimum tangible net worth, a minimum ratio of current assets to current liabilities and a minimum ratio of debt service coverage.  The Loan Agreement also prohibits the payment of dividends on our common stock, other than dividends payable in our common stock, without the consent of OCBB.  As of March 30, 2007, the amount available under the line of credit was $8.0 million, and we were in compliance with all of our covenants.

In June 2006, our subsidiary, American Homeland Solutions, acquired substantially all of the assets of VTA for $250,000.  The note payable for a portion of the purchase price for VTA had an outstanding balance of $102,000 as of March 30, 2007.  The note bears interest at 6.0% and is payable in equal monthly installments through July 2008.

Contractual obligations

We had no material changes in commitments for long-term debt obligations, operating lease obligations or capital lease obligations as of March 30, 2007, as compared to those disclosed in our table of contractual obligations included in our Annual Report on Form 10-K for the year ended December 29, 2006.

New Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  Statement 109 does not prescribe a recognition threshold or measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return.  Diversity in practice exists in the accounting for income taxes.  To address that diversity, this Interpretation clarifies the application of Statement 109 by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements.  Additionally, this Interpretation provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  This Interpretation is effective for fiscal years beginning after December 15, 2006.  The Company’s adoption of FASB Interpretation No. 48 did not have a material effect on our consolidated financial statements.

Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), defines fair value, established a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.  We will adopt the provisions of SFAS 157 effective January 1, 2008.  We do not expect SFAS 157 to have a material impact on our results of operations, financial position, or cash flows.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  SFAS 159 will be effective on January 1, 2008.  The provisions of SFAS 159 are elective, and we have not determined whether and to what extent we may implement its provisions or how if implemented, it might affect our financial statements.

We have implemented all new accounting pronouncements that are in effect and that may impact our consolidated financial statements and do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our consolidated financial statements.

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

These statements involve certain known and unknown risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements.  The forward-looking statements in this report, as well as subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, are hereby expressly qualified in their entirety by the cautionary statements in this report, including the risk factors in our Form 10-K for the year ended December 29, 2006.  We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

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

As a result of the proceeds from our initial public offering, we had cash and cash equivalents of $11.1 million as of March 30, 2007.  Of this amount, $1.0 million was invested in the Orange County Business Bank Money Market Fund and $10.0 million was invested in the Lehman Brothers Money Market Obligations Trust Prime Cash Fund.  Although these investments are subject to variable interest rates, we do not believe we are subject to significant market risk for these short-term investments.

We do not engage in trading activities and do not participate in foreign currency transactions or utilize derivative financial instruments.  Additionally, we do not possess any bank debt which bears interest at variable rates.  As of March 30, 2007, we had no borrowings outstanding under our credit facility.

Item 4.  Controls and Procedures

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

Changes in Internal Controls

Based on our evaluation carried out in accordance with SEC Rule 15d-15(b) under the supervision and with the participation of our management, including our President and Chief Financial Officer, the Company concluded that there were no changes during the three months ended March 30, 2007 in its internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

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

We are not currently involved in any material litigation nor, to our knowledge, is any material litigation currently threatened against us, other than routine litigation arising in the ordinary course of business, most of which is expected to be covered by liability insurance.

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

In the fourth quarter of 2005, following a trial in the Los Angeles County Superior Court, the jury rendered a verdict against us and awarded damages to the city in the amount of $6.3 million, including attorney’s fees, interest and costs.  Our insurance company posted bonds and filed an appeal with respect to this matter.  During the appeal process, interest accrued on the outstanding judgment at the rate of 10% per annum.  However, as a result of the settlement discussed below, we paid no interest and during the three months ended March 30, 2007, we reversed the previously accrued interest totaling approximately $0.6 million.

As of December 30, 2005, we believed that approximately $3.2 million of the damages was covered by our professional liability insurance policy.  Therefore, in fiscal year 2005, we expensed $2.7 million of this judgment and recorded related interest expense of $0.4 million related to the West Hollywood case.  In the third quarter of 2006, we obtained a court ruling awarding us approximately $1.0 million on a claim for indemnity, recovering the settlement amount and interest thereon and attorney fees and costs in connection with an unrelated claim that arose in fiscal year 2002.  This ruling has been appealed by the cross-defendant and that appeal is ongoing.  Because the claim arose in 2002 and our insurance carrier previously paid the settlement amount, we were able to replenish our insurance coverage by approximately $1.0 million for that policy year.  Therefore, we reflected an additional receivable of approximately $1.0 million from our insurance company in the third quarter of 2006 and a corresponding reduction in litigation accrual expense.

In our consolidated balance sheets as of December 29, 2006, we reflected a total liability of $6.9 million and related receivables of $4.3 from the insurance company.

Effective March 6, 2007, we entered into a settlement agreement with the City of West Hollywood relating to the Santa Monica Boulevard matter.  Pursuant to the settlement agreement, both parties agreed to a full mutual release of all claims related to the lawsuit and appeal.  Neither party admitted any fault or liability related to the claims in the lawsuit.  Under the terms of the settlement agreement, we agreed to pay $6.2 million in cash to the city.  Our insurance company has already paid $3.2 million of the settlement amount and we expect to receive an additional $1.0 million from our insurance company upon the resolution of the appeal in the unrelated matter discussed above.  We also agreed to provide an $85,000 credit for future services to the city.  The future services are to be provided at our then prevailing rates and can be chosen in the city’s sole discretion from services provided by us to our municipal clients.  The city must use the credit before December 31, 2012.

We filed a stipulation and request for dismissal of appeal in the action against the city, which was accepted by the California Court of Appeal.  In our consolidated balance sheet at March 30, 2007, we reflected a total liability of $0.1 million and related receivables of $1.0 million from the insurance company.

Item 1A.  Risk Factors

There have been no material changes in our risk factors from those disclosed in our 2006 Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

On January 31, 2007, we terminated our prior $8.0 million revolving line of credit and entered into a new Business Loan Agreement (Asset Based) with Orange County Business Bank, or OCBB, as well as a related Promissory Note and Commercial Security Agreement.  Under the Loan Agreement, we can borrow up to $8.0 million under a revolving line of credit.  We have the right to convert up to $2.0 million of the revolving line of credit to two term loans under specified circumstances involving the start up of a new division and/or business unit and the acquisition of other companies.  Loans made under the revolving line of credit will accrue interest at the rate of 0.25% over the current Wall Street Journal Prime Rate.  Upon a default, the interest rate will be increased by a default rate margin of 6.00%.  Upon the occurrence of an event of default under the Loan Agreement, OCBB has the option to make all indebtedness then owed by us under the loan documents immediately due and payable.  The revolving line of credit matures on July 31, 2007.

Borrowings under the loan documents with OCBB are secured by substantially all of our and our subsidiaries’ tangible and intangible assets.  Each of our subsidiaries, except Public Agency Resources, has signed an unconditional guaranty of our obligations under the loan documents.  The Loan Agreement also contains customary representations, affirmative and negative covenants and defaults for a credit facility, including covenants to maintain a minimum tangible net worth, a minimum ratio of current assets to current liabilities and a minimum ratio of debt service coverage.  The Loan Agreement also prohibits the payment of dividends on our common stock, other than dividends payable in our common stock, without the consent of OCBB.

The foregoing summary description of the new loan documents does not purport to be complete and is qualified in its entirety by reference to such agreements attached as Exhibits 10.1, 10.2 and 10.3 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 27, 2007.

The information above is being furnished in lieu of a Current Report on Form 8-K, as required by Items 1.01, 1.02 and 2.03 of Form 8-K.

Item 6.  Exhibits

Exhibit Number	Exhibit Description
3.1	Articles of Incorporation of Willdan Group, Inc., including amendments thereto(1)
3.2	Bylaws of Willdan Group, Inc. (1)
4.1	Specimen Stock Certificate for shares of the Registrant’s Common Stock(1)
10.1

Business Loan Agreement (Asset Based) for $8,000,000 Revolving Draw Loan, dated January 31, 2007, between Willdan Group, Inc. and Orange County Business Bank, relating to the Promissory Note in 10.2(5)

10.2	Promissory Note for $8,000,000 Revolving Draw Loan, dated January 31, 2007, by Willdan Group, Inc. in favor of Orange County Business Bank. (5)
10.3	Commercial Security Agreement, dated January 31, 2007, between Willdan Group, Inc. and Orange County Business Bank, relating to the Promissory Note in 10.2(5)
10.4	Agreement and General Release between Willdan Group, Inc. and Richard Kopecky effective February 20, 2007(2)
10.5	Settlement Agreement among the City of West Hollywood, Willdan and Willdan Group, Inc., effective March 6, 2007(3)
10.6	Amendment to Employment Agreement between Willdan Group, Inc. and Mallory McCamant dated March 23, 2007(4)
10.7	Employment Agreement between Willdan Group, Inc. and Thomas D. Brisbin, Ph.D. dated April 2, 2007 (6)
10.8	Employment Agreement between Willdan Group, Inc. and Win Westfall dated March 29, 2007 (6)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002*

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

(4)             Incorporated by reference to Willdan Group, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 27, 2007

(5)             Incorporated by reference to Willdan Group, Inc.’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 27, 2007.

(6)             Incorporated by reference to Willdan Group, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 3, 2007.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLDAN GROUP, INC.

By:	/s/ Mallory McCamant
Mallory McCamant
Chief Financial Officer, Senior Vice President and Assistant Secretary

Date:  May 10, 2007