Form 10-Q
period 2007-06-29
Willdan Group, Inc.
filed 2007-08-10
CIK 1370450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2007

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

As of August 9, 2007, there were 7,150,239 shares of common stock, $0.01 par value per share, of Willdan Group, Inc. issued and outstanding.

WILLDAN GROUP, INC.
FORM 10-Q QUARTERLY REPORT

i

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

WILLDAN GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 29,	June 29,
	2006	2007
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$20,633,000	$5,000,000
Liquid investments	—	7,700,000
Cash, cash equivalents and liquid investments	20,633,000	12,700,000
Accounts receivable, net of allowance for doubtful accounts of $492,000 and $598,000 at December 29, 2006 and June 29, 2007, respectively	14,270,000	14,464,000
Costs and estimated earnings in excess of billings on uncompleted contracts	7,960,000	8,846,000
Other receivables	4,505,000	1,315,000
Prepaid expenses and other current assets	1,858,000	1,376,000
Total current assets	49,226,000	38,701,000
Equipment and leasehold improvements, net	4,372,000	3,949,000
Goodwill	2,911,000	2,911,000
Other assets	599,000	559,000
Total assets	$57,108,000	$46,120,000

Liabilities and Stockholders’ Equity
Current liabilities:
Excess of outstanding checks over bank balance	$257,000	$652,000
Accounts payable	1,270,000	864,000
Accrued liabilities	14,106,000	6,081,000
Billings in excess of costs and estimated earnings on uncompleted contracts	1,222,000	1,266,000
Accrued final distribution payable to holders of redeemable common stock	3,150,000	—
Current portion of notes payable	993,000	345,000
Current portion of notes payable to related parties	75,000	—
Current portion of capital lease obligations	170,000	170,000
Current portion of deferred income taxes	1,693,000	1,693,000
Total current liabilities	22,936,000	11,071,000

Notes payable to related parties, less current portion	46,000	—
Capital lease obligations, less current portion	348,000	287,000
Deferred lease obligations	547,000	646,000
Deferred income taxes, net of current portion	398,000	398,000
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized: 7,148,000 shares issued and outstanding at December 29, 2006 and June 29, 2007, respectively	71,000	71,000
Additional paid-in capital	32,552,000	32,629,000
Retained earnings	210,000	1,018,000
Total stockholders’ equity	32,833,000	33,718,000
Total liabilities and stockholders’ equity	$57,108,000	$46,120,000

See accompanying notes to condensed consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 29,	June 30,	June 29,
	2006	2007	2006	2007

Contract revenues	$20,272,000	$21,180,000	$38,093,000	$40,448,000

Direct costs of contract revenues:
Salaries and wages	6,273,000	6,917,000	12,158,000	13,401,000
Production expenses	438,000	453,000	768,000	797,000
Subconsultant services	1,067,000	1,192,000	1,960,000	2,251,000
Total direct costs of contract revenues	7,778,000	8,562,000	14,886,000	16,449,000

General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	6,721,000	5,957,000	13,045,000	13,344,000
Facilities	973,000	1,158,000	1,863,000	2,260,000
Depreciation and amortization	391,000	449,000	723,000	896,000
Other	2,563,000	3,366,000	4,717,000	6,918,000
Total general and administrative expenses	10,648,000	10,930,000	20,348,000	23,418,000
Income from operations	1,846,000	1,688,000	2,859,000	581,000

Other income (expense):
Interest expense	(225,000)	(24,000)	(411,000)	550,000
Interest income and other, net	2,283,000	148,000	2,355,000	328,000
Total other income	2,058,000	124,000	1,944,000	878,000
Income before income tax expense	3,904,000	1,812,000	4,803,000	1,459,000

Income tax expense	25,000	754,000	38,000	651,000
Net income	$3,879,000	$1,058,000	$4,765,000	$808,000

Net income per share:
Basic and diluted	$0.82	$0.15	$1.01	$0.11

Weighted-average shares outstanding:
Basic	4,713,000	7,148,000	4,712,000	7,148,000
Diluted	4,713,000	7,151,000	4,712,000	7,150,000

Pro Forma Data (unaudited):
Pro forma provision for income taxes	$662,000		$1,021,000
Pro forma net income	$3,242,000		$3,782,000
Pro forma income per common share, basic and diluted	$0.69		$0.80

See accompanying notes to condensed consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30, 2006	June 29, 2007
Cash flows from operating activities:
Net income	$4,765,000	$808,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	724,000	896,000
(Gain) loss on sale of equipment	(13,000)	10,000
Allowance for doubtful accounts	84,000	91,000
Stock-based compensation	—	67,000
Changes in operating assets and liabilities:
Accounts receivable	(2,571,000)	(285,000)
Costs and estimated earnings in excess of billing on uncompleted contracts	(88,000)	(886,000)
Other receivables	(1,875,000)	3,190,000
Prepaid expenses and other current assets	182,000	482,000
Other assets	(111,000)	26,000
Accounts payable	361,000	(406,000)
Accrued liabilities	(711,000)	(8,025,000)
Billings in excess of costs and estimated earnings on uncompleted contracts	390,000	44,000
Deferred income taxes	48,000	—
Deferred lease obligations	4,000	99,000
Net cash provided by (used in) operating activities	1,189,000	(3,889,000)

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(1,754,000)	(468,000)
Proceeds from sale of equipment	4,000	27,000
Purchase of other assets	(100,000)	—
Purchase of liquid investments	—	(12,600,000)
Proceeds from sale of liquid investments	—	4,900,000
Net cash used in investing activities	(1,850,000)	(8,141,000)

Cash flows from financing activities:
Changes in excess of outstanding checks over bank balance	(55,000)	395,000
Payments on notes payable	(820,000)	(769,000)
Proceeds from borrowings under line of credit	10,060,000	—
Repayments of line of credit	(8,741,000)	—
Principal payments on capital leases	(70,000)	(89,000)
Payments on liabilities to stockholders	(3,000)	—
Proceeds from issuance of redeemable common stock	18,000	—
Distributions to holders of redeemable common stock	(2,334,000)	(3,150,000)
(Payment) refund of offering costs	(341,000)	10,000
Net cash used in financing activities	(2,286,000)	(3,603,000)
Net decrease in cash and cash equivalents	(2,947,000)	(15,633,000)

Cash and cash equivalents at beginning of the period	3,066,000	20,633,000
Cash and cash equivalents at end of the period	$119,000	$5,000,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$102,000	$49,000
Income taxes	38,000	424,000

Supplemental disclosures of noncash investing and financing activities:
Equipment acquired under capital leases	$271,000	$29,000
Note payable issued in connection with acquisition of assets	150,000	—

See accompanying notes to condensed consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 29, 2007

(Unaudited)

1.   BASIS OF PRESENTATION, ORGANIZATION AND OPERATIONS OF THE COMPANY

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments, which consist of only normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the consolidated results for the interim periods presented.  Results for the interim period are not necessarily indicative of results for the full year.  Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  The condensed consolidated financial statements should be read in conjunction with the Company’s 2006 Annual Report on Form 10-K.

Nature of Business

Willdan Group, Inc. (Willdan Group) and subsidiaries (Willdan Group and its subsidiaries, collectively the Company) is a provider of outsourced services to small and mid-sized public agencies primarily in California and other western states. Outsourcing enables these agencies to provide a wide range of specialized services, without having to incur and maintain the overhead necessary to develop staffing in-house. The Company provides a broad range of services to public agencies including civil engineering, building and safety services, geotechnical engineering, financial and economic consulting, and disaster preparedness and homeland security. Clients primarily consist of cities, counties, redevelopment agencies, water districts, school districts and universities, state agencies, federal agencies, a variety of other special districts and agencies, and tribal governments.

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

Prior to completion of the IPO, Willdan Group was owned by its employees, board members and a service provider. With the consent of its stockholders, Willdan Group had elected to be treated as an S Corporation and its subsidiaries were “qualified S subsidiaries” for purposes of federal and state income taxes. Effective as of the first day of trading of Willdan Group’s common stock, November 21, 2006, the S Corporation status of Willdan Group and the “qualified S subsidiary” status of its subsidiaries terminated and thereafter the Company has been subject to federal and state income taxes as a C Corporation.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Willdan Group and its wholly owned subsidiaries, Willdan, MuniFinancial, Arroyo Geotechnical, American Homeland Solutions and Public Agency Resources. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Applying the percentage-of-completion method of recognizing revenue requires the Company to estimate the indicated outcome of its long-term contracts. The Company forecasts such outcomes to the best of its knowledge and belief of current and expected conditions and its expected course of action. Differences between the Company’s estimates and actual results often occur, resulting in changes to reported revenues and earnings. Such changes could have a material effect on future consolidated financial statements.

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

The value of retainage is included in accounts receivable in the accompanying consolidated financial statements. Retainage represents the billed amount that is retained by the customer, in accordance with the terms of the contract, generally until performance is substantially complete. At December 29, 2006 and June 29, 2007, the Company had retained accounts receivable of approximately $54,000 and $43,000, respectively.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.              NEW ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), an interpretation of FASB Statement of Financial Accounting Standards (SFAS) No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes” (SFAS 109).  SFAS 109 does not prescribe a recognition threshold or measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return.  Diversity in practice existed in the accounting for income taxes.  To address that diversity, FIN 48 clarifies the application of SFAS 109 by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements.  Additionally, FIN 48 provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company’s adoption of FIN 48 did not have a material effect on its consolidated financial statements.

SFAS No. 157, “Fair Value Measurements” (SFAS 157), defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.  The Company will adopt the provisions of SFAS 157 effective January 1, 2008.  The Company does not expect SFAS 157 to have a material impact on its results of operations, financial position, or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  SFAS 159 will be effective on January 1, 2008.  The provisions of SFAS 159 are elective, and the Company has not determined whether and to what extent it may implement its provisions or how if implemented, it might affect its financial statements.

3.   EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consist of the following:

	December 29, 2006	June 29, 2007
Furniture and fixtures	$4,825,000	$4,901,000
Computer hardware and software	4,184,000	4,450,000
Leasehold improvements	880,000	891,000
Equipment under capital leases	757,000	785,000
Automobiles, trucks, and field equipment	401,000	390,000
	11,047,000	11,417,000
Accumulated depreciation and amortization	6,675,000	7,468,000
	$4,372,000	$3,949,000

4.   ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	December 29, 2006	June 29, 2007
Accrued bonuses	$2,150,000	$62,000
Paid leave bank	1,861,000	1,939,000
Compensation and payroll taxes	1,556,000	1,836,000
Accrued legal	41,000	386,000
Accrued workers’ compensation insurance	50,000	37,000
Litigation accrual	5,951,000	—
Accrued interest	1,006,000	35,000
Income taxes payable	429,000	713,000
Other	1,062,000	1,073,000
	$14,106,000	$6,081,000

5.   COMMITMENTS

Leases

The Company is obligated under capital leases for certain furniture and office equipment that expire at various dates through the year 2011.

The Company also leases certain office facilities under noncancelable operating leases that expire at various dates through the year 2014 and is committed under noncancelable operating leases for the lease of computer equipment and automobiles through the year 2009.

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

The Company has an incentive bonus plan for regional managers, division managers and others as determined by the president of Willdan Group. Bonuses are awarded under this plan based on five to twenty-five percent of the eligible employee’s annual salary if certain financial goals are achieved. The financial goals are not stated in the plan; rather, they are judgmentally determined each year. In addition, the Board of Directors may declare discretionary bonuses to key employees and all employees are eligible for what the Company refers to as the “hot hand” bonus program, which pays awards for outstanding performance.

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

Upon completion of the IPO (as more fully described in Note 1), Willdan Group ceased to qualify as an S Corporation and its subsidiaries were no longer “qualified S subsidiaries.”  Thus, the Company is taxed at regular corporate rates beginning November 21, 2006.  For information purposes, the Company’s consolidated statement of operations for the fiscal three and six months ended June 30, 2006 include pro forma adjustments for income taxes at a 40% rate that would have been recorded if Willdan Group were a C Corporation at that time.

7.   REPORTABLE SEGMENTS

The Company has three reportable segments: Engineering Services, Public Finance Services and Homeland Security Services. The Engineering Services segment performs services for a broad range of public agency clients and offers a full complement of engineering, building and safety, construction management, and municipal planning services to clients throughout the western United States. The Public Finance Services segment, provides expertise and support for the various financing techniques employed by public agencies to finance their operations and infrastructure along with the mandated reporting and other requirements associated with these financings. The Homeland Security Services segment, provides homeland security and public safety consulting services to cities, counties and related municipal service agencies.

The accounting policies applied to determine the segment information are the same as those described in the summary of significant accounting policies, included in the Company’s 2006 Annual Report on Form 10-K. There were no intersegment sales during the fiscal three and six months ended June 30, 2006 and June 29, 2007.  Management evaluates the performance of each segment based upon income or loss before year-end performance bonuses and income taxes. Certain segment asset information including expenditures for long-lived assets has not been presented as it is not reported to or reviewed by the chief operating decision maker. In addition, enterprise-wide service line contract revenues are not included as it is impracticable to report this information for each group of similar services.

Financial information with respect to the reportable segments for the fiscal three and six months ended June 30, 2006 and the fiscal three and six months ended June 29, 2007 follows:

	Engineering Services	Public Finance Services	Homeland Security Services	Unallocated Corporate	Intersegment	Consolidated Total
Three Months Ended June 30, 2006
Contract revenue	$17,040,000	$2,917,000	$315,000	$—	$—	$20,272,000
Segment profit before bonuses and income taxes	2,586,000	331,000	(52,000)	1,992,000	—	4,857,000
Annual performance bonuses	725,000	85,000	—	143,000	—	953,000
Net income (loss)	1,861,000	246,000	(52,000)	1,824,000	—	3,879,000

Three Months Ended June 29, 2007
Contract revenue	$17,466,000	$3,290,000	$424,000	$—	$—	$21,180,000
Segment profit before bonuses and income taxes	1,455,000	430,000	(23,000)	(50,000)	—	1,812,000
Annual performance bonuses	—	—	—	—	—	—
Net income (loss)	841,000	245,000	2,000	(30,000)	—	1,058,000

Six Months Ended June 30, 2006
Contract revenue	$32,111,000	$5,540,000	$442,000	$—	$—	$38,093,000
Segment profit before bonuses and income taxes	3,893,000	546,000	(114,000)	1,935,000	—	6,260,000
Annual performance bonuses	1,111,000	142,000	—	204,000	—	1,457,000
Net income (loss)	2,780,000	403,000	(114,000)	1,696,000	—	4,765,000
Segment assets	33,502,000	9,279,000	499,000	13,492,000	(20,687,000)	36,085,000

Six Months Ended June 29, 2007
Contract revenue	$33,739,000	$6,060,000	$649,000	$—	$—	$40,448,000
Segment profit before bonuses and income taxes	1,258,000	427,000	(176,000)	(50,000)	—	1,459,000
Annual performance bonuses	—	—	—	—	—	—
Net income (loss)	702,000	243,000	(107,000)	(30,000)	—	808,000
Segment assets	33,176,000	11,293,000	660,000	30,543,000	(29,552,000)	46,120,000

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

The Company was previously involved in a dispute with the City of West Hollywood that was initiated in fiscal year 2002. This matter concerned a construction project in the City of West Hollywood, California, for the improvement of Santa Monica Boulevard. The project required the reconstruction of approximately three miles of roadway. The city and the general contractor claimed that the design the Company prepared was inadequate for the volume and type of traffic on Santa Monica Boulevard. The city also claimed that the Company failed to control the costs of the project due to contractor claims for extra costs.

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

As of December 30, 2005, the Company’s management estimated that approximately $3.2 million of the damages was covered by the Company’s professional liability insurance policy. Accordingly, in fiscal year 2005, the Company expensed $2.7 million of this judgment, and recorded related interest expense of $0.4 million. During fiscal year 2006, the Company obtained a court ruling awarding the Company approximately $1.0 million on a claim for indemnity, recovering the settlement amount and interest thereon and attorneys fees and costs in connection with an unrelated claim that arose in fiscal year 2002. This ruling has been appealed by the cross-defendant and that appeal is ongoing. Because the claim arose in 2002 and the Company’s insurance carrier previously paid the settlement amount, the Company was able to replenish its insurance coverage and deductible by approximately $1.0 million for that policy year. Therefore, the Company reflected an additional receivable of approximately $1.0 million from the insurance company in the third fiscal quarter of 2006 and a corresponding reduction in litigation accrual expense.

Effective March 6, 2007, the Company entered into a settlement agreement with the City of West Hollywood. Pursuant to the terms of the settlement agreement, both parties agreed to a full mutual release of all claims related to the lawsuit and appeal, subject to dismissal of the appeal. Neither party admitted any fault or liability related to the claims in the lawsuit.

Under the terms of the settlement agreement, the Company agreed to pay $6.2 million in cash to the city. The Company’s insurance company has already paid $3.2 million of the settlement amount and the Company expects to receive an additional $1.0 million from its insurance company upon the resolution of the appeal in an unrelated matter discussed above. The Company also agreed to provide an $85,000 credit to the city for future services. The future services are to be provided at the Company’s then prevailing rates and can be chosen in the city’s sole discretion from services provided by the Company to its municipal clients. The city must use the credit before December 31, 2012.

The Company filed a stipulation and request for dismissal of appeal in the action against the city, which was accepted by the California Court of Appeal.

Included in the accompanying consolidated balance sheets as of December 29, 2006 and June 29, 2007, related to these matters is $4.3 million and $1.0 million, respectively, of other receivables and $6.9 million and $0.1 million, respectively, of accrued liabilities.

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

We operate our business through a network of over 20 offices located throughout California and other western states and have a staff of 645 as of June 29, 2007 that includes licensed engineers and other professionals.  Our core clients are public agencies in communities with populations ranging from 10,000 to 300,000 people.  We believe communities of this size are underserved by large outsourcing companies that tend to focus on securing large federal and state projects, as well as projects for the private sector.  We seek to establish close working relationships with our public agency clients and, over time, to expand the breadth and depth of the services we provide to them.

While we currently serve communities throughout the country, our business is concentrated in California and neighboring states.  We provide services to approximately 60% of the 478 cities and approximately 60% of the 58 counties in California.  We also serve special districts, school districts and other public agencies.

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

We were founded over 40 years ago, and today consist of a family of wholly owned companies that operate within the following segments for financial reporting purposes:

Engineering Services.   Our Engineering Services segment provides engineering-related services and geotechnical engineering services.  Contract revenue for the Engineering Services segment represented 83.4% and 84.3% of our consolidated contract revenue for the six months ended June 29, 2007 and the six months ended June 30, 2006, respectively, and 84.1% for the year ended December 29, 2006.

Public Finance Services.   Our Public Finance Services segment offers financial and economic services to public agencies.  Contract revenue for the Public Finance Services segment represented 15.0% and 14.5% of our consolidated contract revenue for the six months ended June 29, 2007 and the six months ended June 30, 2006, respectively, and 14.7% for the year ended December 29, 2006.

Homeland Security Services.   Our Homeland Security Services segment offers homeland security and public safety consulting services and began operations in the second half of fiscal year 2005.  Contract revenue for our Homeland Security Services segment represented 1.6% and 1.2% of our consolidated contract revenues for the six months ended June 29, 2007 and the six months ended June 30, 2006, respectively, and 1.2% for the year ended December 29, 2006.

Recent Developments

Management Changes

Subsequent to the end of the quarter on June 29, 2007, our Chief Financial Officer, Mallory McCamant, was appointed to the position of Chief Operations Officer, effective July 23, 2007.  Kimberly D. Gant was appointed as our Chief Financial Officer, also effective July 23, 2007.  Ms. McCamant had served as Chief Financial Officer of the Company since January 2006.

In the first quarter of fiscal year 2007, there were several changes to our senior management affecting us and our operating subsidiary, Willdan.  Win Westfall, who was our President, Chief Executive Officer and Chairman of the Board of Directors, resigned from his positions as President and Chief Executive Officer as of February 8, 2007.  Mr. Westfall continues to serve as Chairman.  Effective February 8, 2007, W. Tracy Lenocker resigned from his positions as a member of our Board of Directors and audit committee and as chairman of the compensation committee and nominating and corporate governance committee and was appointed as interim Chief Executive Officer and President.  On April 2, 2007, our Board of Directors announced the appointment of Thomas D. Brisbin as President and Chief Executive Officer.  Upon the appointment of Mr. Brisbin, Mr. Lenocker returned to our Board of Directors as an independent director and chairman of the compensation and nominating and governance committees.

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

In our consolidated balance sheet as of December 29, 2006 and our condensed consolidated balance sheet as of June 29, 2007, we reflected a total liability of $6.9 million and $0.1 million, respectively, and related receivables of $4.3 and $1.0 million from the insurance company, respectively.

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

For further information on the types of contracts under which we perform our services, see “Components of Income and Expense—Contract Revenues” in the Company’s 2006 Annual Report on Form 10-K.

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

	Fiscal Three Months Ended		Fiscal Six Months Ended
	June 30, 2006	June 29, 2007	June 30, 2006	June 29, 2007
Statement of Operations Data:
Contract revenues.	100.0%	100.0%	100.0%	100.0%
Direct costs of contract revenues:
Salaries and wages.	30.9	32.7	31.9	33.1
Production expenses	2.2	2.1	2.0	2.0
Subconsultant services	5.3	5.6	5.1	5.6
Total direct costs of contract revenues.	38.4	40.4	39.1	40.7
General and administrative expenses:
Salaries and wages, payroll taxes, employee benefits	33.2	28.1	34.2	33.0
Facilities.	4.8	5.5	4.9	5.6
Depreciation and amortization	1.9	2.1	1.9	2.2
Other	12.6	15.9	12.4	17.1
Total general and administrative expenses.	52.5	51.6	53.4	57.9
Income from operations	9.1	8.0	7.5	1.4
Other income (expense):
Interest expense	(1.1)	(0.1)	(1.1)	1.4
Interest income and other, net.	11.3	0.7	6.2	0.8
Total other income (expense)	10.2	0.6	5.1	2.2
Income before income tax expense	19.3	8.6	12.6	3.6
Income tax expense	0.1	3.6	0.1	1.6
Net income	19.1%	5.0%	12.5%	2.0%

Three Months Ended June 29, 2007 Compared to Three Months Ended June 30, 2006

Contract revenues.   Our contract revenues were $21.2 million for the three months ended June 29, 2007, with $17.5 million attributable to the Engineering Services segment and $3.3 million attributable to the Public Finance Services segment.  Our Homeland Security Services segment generated $0.4 million during this period.  Consolidated contract revenues increased $0.9 million, or 4.4%, from $20.3 million in the three months ended June 30, 2006.  This was due primarily to increases of $0.4 million, or 0.3%, and $0.4 million, or 13.8%, in contract revenues of the Engineering Services and Public Finance Services segments, respectively.  Contract revenues in the Homeland Security Services segment increased from $0.3 million in the three months ended June 30, 2006 to $0.4 million in the three months ended June 29, 2007.  Overall headcount decreased to 645 as of June 29, 2007 from 657 as of June 30, 2006, a decrease of 1.8%.  Our Engineering Services segment decreased its total headcount to 399 as of June 29, 2007 from 442 as of June 30, 2006, representing a decrease of 9.7%.  Our Public Finance Services segment decreased its total headcount to 77 as of June 29, 2007, which represents a 2.5% change from the total headcount of 79 as of June 30, 2006.

Direct costs of contract revenues.   Direct costs of contract revenues were $8.6 million for the three months ended on June 29, 2007, with $7.5 million attributable to the Engineering Services segment and $0.9 million attributable to the Public Finance Services segment.  The additional $0.2 million is attributable to direct costs of contract revenues for our Homeland Security Services segment.  This represented a total increase of $0.8 million, or 10.3%, from $7.8 million for the three months ended June 30, 2006.  Of this total increase, direct costs of contract revenues increased $0.6 million, or 8.7%, in the Engineering Services segment and increased $0.1 million, or 12.5%, in the Public Finance Services segment.  The remaining $0.1 million is attributable to the Homeland Security Services segment.  These increases were primarily the result of the increased volume of activity that generated the increased contract revenue previously discussed for our three operating segments. Direct costs of contract revenues as a percentage of contract revenue for the three months ended June 29, 2007 increased to 40.4% from 38.4% for the three months ended June 30, 2006.

Within direct costs of contract revenues, salaries and wages increased from 30.9% of contract revenues in the three months ended June 30, 2006 to 32.7% in the three months ended June 29, 2007.  Comparing those same periods, subconsultant services increased from 5.3% of contract revenues to 5.6% of contract revenues.

General and administrative expenses.   General and administrative expenses increased by $0.3 million, or 2.8%, to $10.9 million in the three months ended June 29, 2007 from $10.6 million in the three months ended June 30, 2006.  This was due primarily to increases of $0.3 million and $0.1 million in general and administrative expenses of the Engineering Services and Public Finance Services segments, respectively, offset by a decrease of $0.1 million attributed to unallocated corporate expenses.  General and administrative expenses as a percentage of contract revenues decreased to 51.6% in the three months ended June 29, 2007 from 52.5% in the prior year period.

Our overall headcount decreased from 675 as of March 30, 2007 to 645 as of June 29, 2007, a decrease of 4.4%.  The reduction in headcount combined with increased utilization rates of technical staff and a reduction in accrued performance bonuses resulted in a decrease in salaries and wages, payroll taxes and employee benefits from $6.7 million for the three months ended June 30, 2006 to $6.0 million for the three months ended June 29, 2007, a decrease of $0.7 million, or 10.4%.  As discussed above under “─Components of Income and Expense─Direct Costs of Contract Revenues,” we do not allocate that portion of salaries and wages not related to time spent directly generating revenues to direct costs of contract revenues.  Additionally, facilities costs increased by $0.2 million, or 19.0%, and depreciation and amortization increased by $58,000 as a result of additional needs for leasehold improvements, furniture, fixtures and equipment.  The increases in other general and administrative expenses of approximately $0.8 million reflects increased costs associated with being a public company, including audit and legal fees, costs associated with Sarbanes-Oxley Act compliance and Board of Director fees.

Income from operations.   As a result of the above factors, operating income was $1.7 million for the three months ended June 29, 2007 as compared to $1.8 million of operating income for the three months ended June 30, 2006.  Operating income as a percentage of contract revenues decreased to 8.0% in the three months ended June 29, 2007 from 9.1% in the prior year period.

Other income (expense).   Other income (expense), net decreased by $2.0 million to $0.1 million of income in the three months ended June 29, 2007 from $2.1 million of income in the three months ended June 30, 2006.  This was due primarily to revenue recognized in the three months ended June 30, 2006 of $2.3 million for life insurance proceeds as a result of the death of our former Chief Executive Officer in May 2006 combined with reduced interest expense of approximately $0.2 million as a result of lower outstanding principal balances.

Income tax expense.  Effective as of the first day of trading of our common stock, November 21, 2006, the S Corporation status of our Company and the “qualified S subsidiary” status of our subsidiaries terminated and thereafter we are subject to federal and state income taxes as a C Corporation.  Thus we are taxed at regular corporate rates during the three months ended June 29, 2007.

Six Months Ended June 29, 2007 Compared to Six Months Ended June 30, 2006

Contract revenues.   Our contract revenues were $40.4 million for the six months ended June 29, 2007, with $33.7 million attributable to the Engineering Services segment and $6.1 million attributable to the Public Finance Services segment.  Our Homeland Security Services segment generated $0.6 million during this period.  Consolidated contract revenues increased $2.3 million, or 6.0%, from $38.1 million in the six months ended June 30, 2006.  This was due primarily to increases of $1.6 million, or 5.0%, and $0.5 million, or 9.1%, in contract revenues of the Engineering Services and Public Finance Services segments, respectively.  Contract revenues in the Homeland Security Services segment increased from $0.4 million in the six months ended June 30, 2006 to $0.6 million in the six months ended June 29, 2007.

Direct costs of contract revenues.   Direct costs of contract revenues were $16.4 million for the six months ended on June 29, 2007, with $14.5 million attributable to the Engineering Services segment and $1.6 million attributable to the Public Finance Services segment.  The additional $0.3 million is attributable to direct costs of contract revenues for our Homeland Security Services segment.  This represented a total increase of $1.5 million, or 10.1%, from $14.9 million for the six months ended June 30, 2006.  Of this total increase, direct costs of contract revenues increased $1.3 million, or 9.9%, in the Engineering Services segment and increased $0.1 million in the Public Finance Services segment.  The remaining $0.1 million is attributable to the Homeland Security Services segment.  These increases were primarily the result of the increased volume of activity that generated the increased contract revenue previously discussed for our three operating segments. Direct costs of contract revenues as a percentage of contract revenue for the six months ended June 29, 2007 increased to 40.7% from 39.1% for the six months ended June 30, 2006.

Within direct costs of contract revenues, salaries and wages increased from 31.9% of contract revenues in the six months ended June 30, 2006 to 33.1% in the six months ended June 29, 2007.  Comparing those same periods, subconsultant services increased from 5.1% of contract revenues to 5.6% of contract revenues.

General and administrative expenses.   General and administrative expenses increased by $3.1 million, or 15.3%, to $23.4 million in the six months ended June 29, 2007 from $20.3 million in the six months ended June 30, 2006.  This was due primarily to increases of $2.6 million and $0.3 million in general and administrative expenses of the Engineering Services and Public Finance Services segments, respectively.  Of the remaining $0.2 million increase, $0.1 million related to our Homeland Security Services segment and an increase of $0.1 million is attributed to unallocated corporate expenses.  General and administrative expenses as a percentage of contract revenues increased to 57.9% in the six months ended June 29, 2007 from 53.4% in the prior year period.

The increases in general and administrative expenses were due primarily to (i) an increase of approximately $2.2 million, or 46.7%, in other general and administrative expenses, which include increased costs resulting from being a new public company and legal fees related to the settlement of the West Hollywood litigation and (ii) an increase of approximately $0.3 million, or 2.3%, in employee related costs primarily due to the payment of severance and other benefits related to our management changes discussed above under” ─Recent Developments─Management Changes”.  We completed our initial public offering in November 2006 and the increase in other general and administrative expenses reflects an increase of $1.2 million related to increased costs associated with being a public company, including audit and legal fees, costs associated with Sarbanes-Oxley Act compliance and Board of Director fees.  In addition, legal fees increased by approximately $0.4 million as a result of the West Hollywood litigation settlement discussed elsewhere in this report.  Additionally, approximately $0.5 million of the increase to other general and administrative expenses resulted from increased insurance premiums, computer expenses, marketing expenses and other costs associated with our increase in contract revenues.

As discussed above under “─Components of Income and Expense─Direct Costs of Contract Revenues,” we do not allocate that portion of salaries and wages not related to time spent directly generating revenues to direct costs of contract revenues.  Included in this amount are the costs associated with management changes in the six months ended June 29, 2007 that resulted in an increase of approximately $0.6 million in expenses for the payment of severance and other employee benefits.

Additionally, facilities costs increased by $0.4 million, or 21.3%, as a result of new or expanded facilities during 2006, and depreciation and amortization increased by $0.2 million, or 24.0%, as a result of additional needs for leasehold improvements, furniture, fixtures and equipment.

Income from operations.   As a result of the above factors, operating income was $0.6 million for the six months ended June 29, 2007 as compared to a $2.9 million of operating income for the six months ended June 30, 2006.  Operating income as a percentage of contract revenues decreased to 1.4% in the six months ended June 29, 2007 from 7.5% in the prior year period.

Other income (expense).   Other income (expense), net decreased by $1.0 million, or 54.8%, to $0.9 million of income in the six months ended June 29, 2007 from $1.9 million of income in the six months ended June 30 2006.  This was due primarily to revenue recognized in the six months ended June 30, 2006 of $2.3 million for life insurance proceeds as a result of the death of our former chief executive officer in May 2006, partially offset by decreased interest expenses on our borrowings of $0.4 million as a result of lower outstanding principle balances, the reversal of $0.6 million in accrued interest payable associated with the West Hollywood litigation settlement combined with interest income of approximately $0.3 million from invested initial public offering proceeds.

Income tax expense.  Effective as of the first day of trading of our common stock, November 21, 2006, the S Corporation status of our Company and the “qualified S subsidiary” status of our subsidiaries terminated and thereafter we are subject to federal and state income taxes as a C Corporation.  Thus we are taxed at regular corporate rates during the six months ended June 29, 2007.

Liquidity and Capital Resources

As of June 29, 2007, we had $12.7 million available to us in the form of cash and cash equivalents and liquid investments.  Our primary sources of liquidity have been cash generated by operating activities, borrowing availability under our revolving line of credit and proceeds from the sale of our common stock.  The Business Loan Agreement (Asset Based) with Orange County Business Bank, or OCBB, as well as a related Promissory Note and Commercial Security Agreement matured on July 31, 2007, but OCBB has verbally agreed to allow the line of credit to remain operable for a period of 30 days after its maturity in order to complete the documentation requirements of the new agreement.  We anticipate we will finalize the documentation of the new agreement by August 31, 2007.  We believe that our cash and investments on hand and cash generated by operating activities will be sufficient to meet our capital requirements for the next fiscal quarter.  We believe that such cash and investments, supplemented with borrowing capacity under a new business loan agreement, will be sufficient to meet our capital requirements for the next twelve months and foreseeable future.  If we do not enter into a new loan agreement, we may not be able to meet our payment obligations in the next twelve months.

Cash flows from operating activities

Cash flows used in operating activities were $3.9 million for the six months ended June 29, 2007 compared to $1.2 million provided by operating activities for the six months ended June 30, 2006, or a net change of $5.1 million.  The cash flows used in operating activities in the six months ended June 29, 2007 were comparatively higher than in the six months ended June 30, 2006 due primarily to the payment of accrued liabilities related to the settlement of the West Hollywood litigation net of the amounts paid for by our insurance company along with payment of increased general and administrative costs, which are discussed above in “─General and Administrative Expenses”.  Cash flows used in operating activities are higher in our first fiscal quarters, because we pay annual performance bonuses to our employees in the first fiscal three months following the year to which the bonuses relate.

Cash flows from investing activities

Cash flows used in investing activities were $8.1 million for the six months ended June 29, 2007 compared to $1.9 million for the six months ended June 30, 2006.  The increase of cash used in investing activities resulted primarily from the purchase of temporary liquid investments with the proceeds from our initial public offering in November 2006.  This increase was offset by a decrease in expenditures for equipment and leasehold improvements.  The first fiscal six months of 2006 included higher than historical levels of equipment and leasehold improvements purchases due to the establishment of new office locations and the relocation of existing office facilities, including our corporate offices.

Cash flows from financing activities

Cash flows used in financing activities were $3.6 million for the six months ended June 29, 2007 compared to $2.3 million for the six months ended June 30, 2006.  Cash flows used in financing activities for the first fiscal six months of 2007 increased from the first fiscal six months of 2006 primarily as a result of the final distribution to holders of redeemable common stock of $3.2 million as compared to the $2.3 million distribution in the prior period.  This distribution was our final S corporation distribution to our stockholders and we used the proceeds from our initial public offering to pay this amount.  We will not make a similar distribution in the future because we can no longer elect to be treated as an S corporation.

Outstanding indebtedness

Our revolving line of credit under our Loan Agreement matured on July 31, 2007, but OCBB has verbally agreed to allow the line of credit to remain operable for a period of 30 days after its maturity in order to complete the documentation requirements of the new loan agreement.  We anticipate we will finalize the documentation of the new agreement by August 31, 2007.  We also finance insurance premiums by entering into notes payable with insurance companies.

     Under the Loan Agreement, we can borrow up to $8.0 million under a revolving line of credit.  We have the right to convert up to $2.0 million of the revolving line of credit to two term loans under specified circumstances involving the start up of a new division and/or business unit and the acquisition of other companies.  Loans made under the revolving line of credit accrue interest at the rate of 0.25% over the current Wall Street Journal Prime Rate.  Upon a default, the interest rate will be increased by a default rate margin of 6.00%.  Upon the occurrence of an event of default under the Loan Agreement, OCBB has the option to make all indebtedness then owed by us under the loan documents immediately due and payable.

Borrowings under the loan documents with OCBB are secured by substantially all of our and our subsidiaries’ tangible and intangible assets.  Each of our subsidiaries, except Public Agency Resources, has signed an unconditional guaranty of our obligations under the loan documents.  The Loan Agreement also contains customary representations, affirmative and negative covenants and defaults for a credit facility, including covenants to maintain a minimum tangible net worth, a minimum ratio of current assets to current liabilities and a minimum ratio of debt service coverage.  The Loan Agreement also prohibits the payment of dividends on our common stock, other than dividends payable in our common stock, without the consent of OCBB.  As of June 29, 2007, the amount available under the line of credit was $8.0 million, and we were in compliance with all of our covenants.

In June 2006, our subsidiary, American Homeland Solutions, acquired substantially all of the assets of VTA.  The note payable for a portion of the purchase price for VTA was retired in June 2007 and no amounts remain outstanding as of June 29, 2007.  The note bore interest at 6.0%.

Contractual obligations

We had no material changes in commitments for long-term debt obligations, operating lease obligations or capital lease obligations as of June 29, 2007, as compared to those disclosed in our table of contractual obligations included in our Annual Report on Form 10-K for the year ended December 29, 2006.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), an interpretation of FASB Statement of Financial Accounting Stands (SFAS) No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes (SFAS 109)”.  SFAS 109 does not prescribe a recognition threshold or measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return.  Diversity in practice existed in the accounting for income taxes.  To address that diversity, FIN 48 clarifies the application of SFAS 109 by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements.  Additionally, FIN 48 provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  Our adoption of FIN 48 did not have a material effect on our consolidated financial statements.

SFAS No. 157, “Fair Value Measurements” (SFAS 157), defines fair value, established a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.  We will adopt the provisions of SFAS 157 effective January 1, 2008.  We do not expect SFAS 157 to have a material impact on our results of operations, financial position, or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  SFAS 159 will be effective on January 1, 2008.  The provisions of SFAS 159 are elective, and we have not determined whether and to what extent we may implement its provisions or how if implemented, it might affect our financial statements.

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

As a result of the proceeds from our initial public offering, we had cash and cash equivalents of $5.0 million and liquid investments of $7.7 million as of June 29, 2007.  Cash was $0.4 million and cash equivalents consisted of $0.9 million invested in the Orange County Business Bank Money Market fund, $3.2 million invested in the Lehman Brothers Money Market Obligations Trust Prime Cash Fund and $0.5 million invested in commercial paper.  Liquid investments consisted of auction rate notes from eight different issuers.  Although these investments are subject to variable interest rates, we do not believe we are subject to significant market risk for these short-term investments.

We do not engage in trading activities and do not participate in foreign currency transactions or utilize derivative financial instruments.  Additionally, we do not possess any bank debt which bears interest at variable rates.  As of June 29, 2007, we had no borrowings outstanding under our credit facility.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective.

Changes in Internal Controls

 Based on our evaluation carried out in accordance with SEC Rule 15d-15(b) under the supervision and with the participation of our management, including our President and Chief Financial Officer, we concluded that there were no changes during the six months ended June 29, 2007 in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders (the “Annual Meeting”) was held on June 11, 2007.  Of the total number of common shares outstanding on April 23, 2007, a total of 5,732,328 were represented in person or by proxy at the Annual Meeting.  Results of votes with respect to proposals submitted at the Annual Meeting are set forth below.

(a)  To elect seven members of the Board of Directors, each to serve for a one-year term and until his or her successor is duly elected and qualified.  Votes recorded, by nominee, were as follows:

Nominee	For	Withheld
Win Westfall	5,673,246	59,082
Linda L. Heil	5,686,356	45,972
Keith Renken	5,693,646	38,682
Chell Smith	5,693,646	38,682
W. Tracy Lenocker	5,693,646	38,682
Thomas D. Brisbin	5,688,546	43,782
John M. Toups	5,693,646	38,682

(b)  To consider and vote upon the ratification of the appointment of KPMG LLP as the independent registered public accounting firm for our Company for the year ending December 28, 2007:

For	Against	Abstain
5,725,008	3,320	4,000

(c)  To consider and vote upon approval of our company’s 2006 Stock Incentive Plan:

For	Against	Abstain	Broker Non-Votes
4,099,849	119,330	466,050	1,047,099

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Exhibit Description
3.1	Articles of Incorporation of Willdan Group, Inc., including amendments thereto(1)
3.2	Bylaws of Willdan Group, Inc. (1)
4.1	Specimen Stock Certificate for shares of the Registrant’s Common Stock(1)
10.1	Employment Agreement between Willdan Group, Inc. and Thomas D. Brisbin, Ph.D. dated April 2, 2007 (2)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002*

*Filed herewith.

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

WILLDAN GROUP, INC.

	By:	/s/ Kimberly D. Gant
Kimberly D. Gant
Chief Financial Officer and Senior Vice President

Date: August 9, 2007