Form 10-Q
period 2007-09-28
Willdan Group, Inc.
filed 2007-11-09
CIK 1370450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2007

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission file number 001-33076

WILLDAN GROUP, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or other Jurisdiction of Incorporation or Organization)		14-195112 (IRS Employer Identification No.)

2401 East Katella Avenue, Suite 300 Anaheim, California (Address of principal executive offices, excluding zip code)		92806 (Zip code)

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

As of November 8, 2007, there were 7,150,239 shares of common stock, $0.01 par value per share, of Willdan Group, Inc. issued and outstanding.

WILLDAN GROUP, INC.

FORM 10-Q QUARTERLY REPORT

i

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

WILLDAN GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 29, 2006	September 28, 2007
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$20,633,000	$6,207,000
Liquid investments	—	9,000,000
Cash, cash equivalents and liquid investments	20,633,000	15,207,000
Accounts receivable, net of allowance for doubtful accounts of $492,000 and $650,000 at December 29, 2006 and September 28, 2007, respectively	14,270,000	14,364,000
Costs and estimated earnings in excess of billings on uncompleted contracts	7,960,000	7,738,000
Other receivables	4,505,000	1,376,000
Prepaid expenses and other current assets	1,858,000	1,025,000
Total current assets	49,226,000	39,710,000
Equipment and leasehold improvements, net	4,372,000	3,690,000
Goodwill	2,911,000	2,911,000
Other assets	599,000	525,000
Total assets	$57,108,000	$46,836,000

Liabilities and Stockholders’ Equity
Current liabilities:
Excess of outstanding checks over bank balance	$257,000	$1,089,000
Borrowings under line of credit	—	31,000
Accounts payable	1,270,000	1,003,000
Accrued liabilities	14,106,000	5,477,000
Billings in excess of costs and estimated earnings on uncompleted contracts	1,222,000	1,112,000
Accrued final distribution payable to holders of redeemable common stock	3,150,000	—
Current portion of notes payable	993,000	23,000
Current portion of notes payable to related parties	75,000	—
Current portion of capital lease obligations	170,000	178,000
Current portion of deferred income taxes	1,693,000	1,693,000
Total current liabilities	22,936,000	10,606,000

Notes payable to related parties, less current portion	46,000	—
Capital lease obligations, less current portion	348,000	300,000
Deferred lease obligations	547,000	658,000
Deferred income taxes, net of current portion	398,000	398,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized: 7,148,000 and 7,150,000 shares issued and outstanding at December 29, 2006 and September 28, 2007 respectively	71,000	71,000
Additional paid-in capital	32,552,000	32,732,000
Retained earnings	210,000	2,071,000
Total stockholders’ equity	32,833,000	34,874,000
Total liabilities and stockholders’ equity	$57,108,000	$46,836,000

See accompanying notes to condensed consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2006	September 28, 2007	September 29, 2006	September 28, 2007

Contract revenues	$20,954,000	$19,687,000	$59,047,000	$60,135,000

Direct costs of contract revenues:
Salaries and wages	6,412,000	6,414,000	18,570,000	19,815,000
Production expenses	381,000	432,000	1,149,000	1,229,000
Subconsultant services	1,206,000	1,187,000	3,166,000	3,438,000
Total direct costs of contract revenues	7,999,000	8,033,000	22,885,000	24,482,000

General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	6,616,000	5,916,000	19,661,000	19,260,000
Facilities	1,116,000	1,145,000	2,979,000	3,405,000
Depreciation and amortization	414,000	439,000	1,137,000	1,335,000
Litigation accrual reversal	(1,049,000)	—	(1,049,000)	—
Other	2,946,000	2,497,000	7,663,000	9,415,000
Total general and administrative expenses	10,043,000	9,997,000	30,391,000	33,415,000
Income from operations	2,912,000	1,657,000	5,771,000	2,238,000

Other income (expense)
Interest expense	(185,000)	(23,000)	(596,000)	527,000
Interest income and other, net	13,000	197,000	2,368,000	525,000
Total other income (expense)	(172,000)	174,000	1,772,000	1,052,000
Income before income tax expense	2,740,000	1,831,000	7,543,000	3,290,000

Income tax expense	41,000	778,000	79,000	1,429,000
Net income	$2,699,000	$1,053,000	$7,464,000	$1,861,000

Net income per share
Basic and diluted	$0.57	$0.15	$1.58	$0.26

Weighted-average shares outstanding
Basic	4,713,000	7,150,000	4,712,000	7,148,000
Diluted	4,713,000	7,161,000	4,712,000	7,154,000

Pro Forma Data:
Pro forma provision for income taxes	$1,096,000		$2,117,000
Pro forma net income	$1,644,000		$5,426,000
Pro forma income per common share, basic and diluted	$0.35		$1.15

See accompanying notes to condensed consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 29, 2006	September 28, 2007
Cash flows from operating activities:
Net income	$7,464,000	$1,861,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	1,138,000	1,342,000
Loss (gain) on sale of equipment	(13,000)	4,000
Allowance for doubtful accounts	406,000	194,000
Stock-based compensation	—	145,000
Changes in operating assets and liabilities
Accounts receivable	(2,301,000)	(288,000)
Costs and estimated earnings in excess of billing on uncompleted contracts	(800,000)	222,000
Other receivables	(1,030,000)	3,129,000
Prepaid expenses and other current assets	424,000	833,000
Other assets	(60,000)	52,000
Accounts payable	906,000	(267,000)
Accrued liabilities	(517,000)	(8,629,000)
Billings in excess of costs and estimated earnings on uncompleted contracts	144,000	(110,000)
Deferred income taxes	48,000	—
Deferred lease obligations	141,000	111,000
Net cash provided by (used in) operating activities	5,950,000	(1,401,000)

Cash flows from investing activities
Purchase of equipment and leasehold improvements	(2,418,000)	(582,000)
Proceeds from sale of equipment	4,000	28,000
Purchase of other assets	(100,000)	—
Purchase of liquid investments	—	(16,100,000)
Proceeds from sale of liquid investments	—	7,100,000
Net cash used in investing activities	(2,514,000)	(9,554,000)

Cash flows from financing activities
Changes in excess of outstanding checks over bank balance	(78,000)	832,000
Payments on notes payable	(1,128,000)	(1,091,000)
Proceeds from borrowings under line of credit	11,655,000	378,000
Repayments of line of credit	(11,655,000)	(347,000)
Principal payments on capital leases	(117,000)	(127,000)
Payments on liabilities to stockholders	(3,000)	—
Proceeds from stockholders receivables	34,000	—
Proceeds from issuance of redeemable common stock	18,000	—
Proceeds from employee stock purchase plan	—	24,000
Distributions to holders of redeemable common stock	(2,334,000)	(3,150,000)
(Payment) refund of offering costs	(1,051,000)	10,000
Net cash used in financing activities	(4,659,000)	(3,471,000)
Net decrease in cash and cash equivalents	(1,223,000)	(14,426,000)
Cash and cash equivalents at beginning of the period	3,066,000	20,633,000
Cash and cash equivalents at end of the period	$1,843,000	$6,207,000

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$126,000	$63,000
Income taxes	55,000	875,000
Supplemental disclosures of noncash investing and financing activities
Equipment acquired under capital leases	$349,000	$120,000
Note payable issued in connection with acquisition of assets	150,000	—

See accompanying notes to condensed consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 28, 2007

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Willdan Group and its wholly owned subsidiaries, Willdan, MuniFinancial, Arroyo Geotechnical, American Homeland Solutions, Willdan Resource Solutions and Public Agency Resources. All significant intercompany balances and transactions have been eliminated in consolidation.

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

The value of retainage is included in accounts receivable in the accompanying consolidated financial statements. Retainage represents the billed amount that is retained by the customer, in accordance with the terms of the contract, generally until performance is substantially complete. At December 29, 2006 and September 28, 2007, the Company had retained accounts receivable of approximately $54,000 and $44,000, respectively.

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

3.   EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consist of the following:

	December 29, 2006	September 28, 2007
Furniture and fixtures	$4,825,000	$4,915,000
Computer hardware and software	4,184,000	4,458,000
Leasehold improvements	880,000	919,000
Equipment under capital leases	757,000	782,000
Automobiles, trucks, and field equipment	401,000	432,000
	11,047,000	11,506,000
Accumulated depreciation and amortization	6,675,000	7,816,000
	$4,372,000	$3,690,000

4.   ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	December 29, 2006	September 28, 2007
Accrued bonuses	$2,150,000	$125,000
Paid leave bank	1,861,000	1,857,000
Compensation and payroll taxes	1,556,000	900,000
Accrued legal	41,000	336,000
Accrued workers’ compensation insurance	50,000	47,000
Litigation accrual	5,951,000	—
Accrued interest	1,006,000	45,000
Income taxes payable	429,000	1,065,000
Other	1,062,000	1,102,000
	$14,106,000	$5,477,000

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

Employee Benefit Plans

The Company has a qualified profit sharing plan (the Plan) pursuant to Internal Revenue Code Section 401(a) and a qualified cash or deferred arrangement pursuant to Code Section 401(k) covering substantially all employees. Employees may elect to contribute up to 50% of compensation limited to the amount allowed by tax laws. Company contributions are made solely at the discretion of the Company’s board of directors.

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

Upon completion of the IPO (as more fully described in Note 1), Willdan Group ceased to qualify as an S Corporation and its subsidiaries were no longer “qualified S subsidiaries.”  Thus, the Company is taxed at regular corporate rates beginning November 21, 2006.  For information purposes, the Company’s consolidated statement of operations for the fiscal three and nine months ended September 29, 2006 include pro forma adjustments for income taxes at a 40% rate that would have been recorded if Willdan Group were a C Corporation at that time.

7.   REPORTABLE SEGMENTS

The Company has three reportable segments: Engineering Services, Public Finance Services and Homeland Security Services. The Engineering Services segment performs services for a broad range of public agency clients and offers a full complement of engineering, building and safety, construction management, and municipal planning services to clients throughout the western United States. The Public Finance Services segment provides expertise and support for the various financing techniques employed by public agencies to finance their operations and infrastructure along with the mandated reporting and other requirements associated with these financings. The Homeland Security Services segment provides homeland security and public safety consulting services to cities, counties and related municipal service agencies.

The accounting policies applied to determine the segment information are the same as those described in the summary of significant accounting policies, included in the Company’s 2006 Annual Report on Form 10-K. There were no intersegment sales during the fiscal three and nine months ended September 29, 2006 and September 28, 2007.  Management evaluates the performance of each segment based upon income or loss before year-end performance bonuses and income taxes. Certain segment asset information including expenditures for long-lived assets has not been presented as it is not reported to or reviewed by the chief operating decision maker. In addition, enterprise-wide service line contract revenues are not included as it is impracticable to report this information for each group of similar services.

Financial information with respect to the reportable segments for the fiscal three and nine months ended September 29, 2006 and the fiscal three and nine months ended September 28, 2007 follows:

	Engineering Services	Public Finance Services	Homeland Security Services	Unallocated Corporate	Intersegment	Consolidated Total
Three Months Ended September 29, 2006
Contract revenue	$17,657,000	$3,022,000	$275,000	$—	$—	$20,954,000
Segment profit (loss) before bonuses and income taxes	3,206,000	456,000	(80,000)	(118,000)	—	3,464,000
Net income (loss)	2,713,000	333,000	(80,000)	(267,000)	—	2,699,000

Three Months Ended September 28, 2007
Contract revenue	$15,908,000	$3,355,000	$424,000	$—	$—	$19,687,000
Segment profit before bonuses and income taxes	1,209,000	643,000	5,000	(26,000)	—	1,831,000
Net income (loss)	688,000	379,000	2,000	(16,000)	—	1,053,000

Nine Months Ended September 29, 2006
Contract revenue	$49,768,000	$8,562,000	$717,000	$—	$—	$59,047,000
Segment profit (loss) before bonuses and income taxes	7,098,000	1,003,000	(194,000)	1,817,000	—	9,724,000
Net income (loss)	5,493,000	736,000	(195,000)	1,430,000	—	7,464,000
Segment assets	36,846,000	9,744,000	478,000	11,279,000	(20,554,000)	37,793,000

Nine Months Ended September 28, 2007
Contract revenue	$49,648,000	$9,415,000	$1,072,000	$—	$—	$60,135,000
Segment profit before bonuses and income taxes	2,467,000	1,070,000	(171,000)	(76,000)	—	3,290,000
Net income (loss)	1,389,000	622,000	(105,000)	(45,000)	—	1,861,000
Segment assets	27,649,000	10,307,000	744,000	26,440,000	(18,304,000)	46,836,000

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

As of December 30, 2005, the Company’s management estimated that approximately $3.2 million of the damages was covered by the Company’s professional liability insurance policy. Accordingly, in fiscal year 2005, the Company expensed $2.7 million of this judgment, and recorded related interest expense of $0.4 million. During fiscal year 2006, the Company obtained a court ruling awarding the Company approximately $1.0 million on a claim for indemnity, recovering the settlement amount and interest thereon and attorney's fees and costs in connection with an unrelated claim that arose in fiscal year 2002. This ruling has been appealed by the cross-defendant and that appeal is ongoing. Because the claim arose in 2002 and the Company’s insurance carrier previously paid the settlement amount, the Company was able to replenish its insurance coverage and deductible by approximately $1.0 million for that policy year. Therefore, the Company reflected an additional receivable of approximately $1.0 million from the insurance company in the third fiscal quarter of 2006 and a corresponding reduction in litigation accrual expense.

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

Included in the accompanying consolidated balance sheets as of December 29, 2006 and September 28, 2007, related to these matters are $4.3 million and $1.0 million, respectively, of other receivables and $6.9 million and $0.1 million, respectively, of accrued liabilities.

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

We operate our business through a network of over 20 offices located throughout California and other western states and have a staff of 645 as of September 28, 2007 that includes licensed engineers and other professionals.  Our core clients are public agencies in communities with populations ranging from 10,000 to 300,000 people.  We believe communities of this size are underserved by large outsourcing companies that tend to focus on securing large federal and state projects, as well as projects for the private sector.  We seek to establish close working relationships with our public agency clients and, over time, to expand the breadth and depth of the services we provide to them.

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

Willdan Group, Inc. is a Delaware corporation formed in 2006 for the purpose of effecting the reincorporation of The Willdan Group of Companies, a California corporation, formed in 2001 to serve as our holding company.  The reincorporation was completed effective June 30, 2006.

We were founded over 40 years ago, and today consist of a family of wholly owned companies that operate within the following segments for financial reporting purposes:

Engineering Services.   Our Engineering Services segment provides engineering-related services and geotechnical engineering services.  Contract revenue for the Engineering Services segment represented 82.6% and 84.3% of our consolidated contract revenue for the nine months ended September 28, 2007 and the nine months ended September 29, 2006, respectively, and 84.1% for the year ended December 29, 2006.

Public Finance Services.   Our Public Finance Services segment offers financial and economic services to public agencies.  Contract revenue for the Public Finance Services segment represented 15.6% and 14.5% of our consolidated contract revenue for the nine months ended September 28, 2007 and the nine months ended September 29, 2006, respectively, and 14.7% for the year ended December 29, 2006.

Homeland Security Services.   Our Homeland Security Services segment offers homeland security and public safety consulting services and began operations in the second half of fiscal year 2005.  Contract revenue for our Homeland Security Services segment represented 1.8% and 1.2% of our consolidated contract revenues for the nine months ended September 28, 2007 and the nine months ended September 29, 2006, respectively, and 1.2% for the year ended December 29, 2006.

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

For further information on the types of contracts under which we perform our services, see “Components of Income and Expense—Contract Revenues” above.

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

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	September 29, 2006	September 28, 2007	September 29, 2006	September 28, 2007
Statement of Operations Data
Contract revenues	100.0%	100.0%	100.0%	100.0%
Direct costs of contract revenues
Salaries and wages	30.6	32.6	31.4	33.0
Production expenses	1.8	2.2	1.9	2.0
Subconsultant services	5.8	6.0	5.4	5.7
Total direct costs of contract revenues	38.2	40.8	38.8	40.7
General and administrative expenses
Salaries and wages, payroll taxes, employee benefits	31.6	30.1	33.3	32.0
Facilities	5.3	5.8	5.0	5.7
Depreciation and amortization	2.0	2.2	1.9	2.2
Litigation accrual reversal	(5.0)	—	(1.8)	—
Other	14.1	12.7	13.0	15.7
Total general and administrative expenses	47.9	50.8	51.5	55.6
Income from operations	13.9	8.4	9.8	3.7
Other income (expense)
Interest expense	(0.9)	(0.1)	(1.0)	0.9
Interest income and other, net	0.1	1.0	4.0	0.9
Total other income (expense)	(0.8)	0.9	3.0	1.7
Income before income tax expense	13.1	9.3	12.8	5.5
Income tax expense	0.2	4.0	0.1	2.4
Net income	12.9%	5.3%	12.6%	3.1%

Three Months Ended September 28, 2007 Compared to Three Months Ended September 29, 2006

Contract revenues.   Our contract revenues were $19.7 million for the three months ended September 28, 2007, with $15.9 million attributable to the Engineering Services segment and $3.4 million attributable to the Public Finance Services segment.  Our Homeland Security Services segment generated $0.4 million during this period.  Consolidated contract revenues decreased $1.3 million, or 6.0%, from $21.0 million in the three months ended September 29, 2006.  We believe our revenue decreased primarily due to the slow-down in the housing industry coupled with delays in funding of infrastructure projects to municipalities.  Our Engineering Services segment realized a decrease of $1.7 million, or 9.9%, in contract revenues which was offset by increases of $0.3 million, or 11.0%, and $0.3 million, or 300.0% in contract revenues of the Public Finance Services and Homeland Security Services segments, respectively.

Direct costs of contract revenues.   Direct costs of contract revenues remained the same at $8.0 million for the three months ended on September 28, 2007 compared to the three months ended September 29, 2006.  Direct costs of contract revenues consisted of $6.9 million attributable to the Engineering Services segment, $0.9 million attributable to the Public Finance Services segment and $0.2 million attributable to the Homeland Security Services segment.  Direct costs of contract revenues decreased $0.3 million, or 4.2%, in the Engineering Services segment and increased $0.2 million, or 28.6%, in the Public Finance Services segment.  The remaining $0.1 million increase is attributable to the Homeland Security Services segment.  Direct costs of contract revenues as a percentage of contract revenue for the three months ended September 28, 2007 increased to 40.8% from 38.2% for the three months ended September 29, 2006 because of our decrease in revenues during the three months ended September 28, 2007 while direct costs of revenues remained stable.

Within direct costs of contract revenues, salaries and wages increased from 30.6% of contract revenues in the three months ended September 29, 2006 to 32.6% in the three months ended September 28, 2007.  Comparing those same periods, subconsultant services increased from 5.8% of contract revenues to 6.0% of contract revenues.

General and administrative expenses.   General and administrative expenses were $10.0 million in the three months ended September 28, 2007 and September 29, 2006.  The lack of overall change was due primarily to increases of $0.1 million and $0.1 million in general and administrative expenses of the Engineering Services and unallocated corporate expenses segments, respectively, offset by a decrease of $0.2 million attributed to the Public Finance Services segment.  General and administrative expenses decreased primarily due to decreases in salaries and wages, payroll taxes, employee benefits and other expenses.  The decreases were offset because of a one-time reversal in a litigation accrual during the three months ended September 29, 2006.  General and administrative expenses as a percentage of contract revenues increased to 50.8% in the three months ended September 28, 2007 from 47.9% in the prior year period due to the decrease in revenues during the three months ended September 28, 2007.

Overall headcount remained flat at 645 at September 28, 2007, as compared to June 29, 2007 but was a net decrease from 668, or 3.4% at September 29, 2006.  This reduction in headcount combined with increased utilization rates of technical staff and a reduction in accrued performance bonuses resulted in a decrease in salaries and wages, payroll taxes and employee benefits from $6.6 million for the three months ended September 29, 2006 to $5.9 million for the three months ended September 28, 2007, a decrease of $0.7 million, or 10.6%.  As discussed above under “─Components of Income and Expense─Direct Costs of Contract Revenues,” we do not allocate that portion of salaries and wages not related to time spent directly generating revenues to direct costs of contract revenues.  The net decrease in other general and administrative expenses of approximately $0.4 million, or 15.2%, also reflects decreases in marketing expenses, computer expenses, bad debt expenses and other costs associated with contract revenues offset by an increase in compliance costs.

Income from operations.   As a result of the above factors, operating income was $1.7 million for the three months ended September 28, 2007 as compared to $2.9 million of operating income for the three months ended September 29, 2006.  Operating income as a percentage of contract revenues decreased to 8.4% in the three months ended September 28, 2007 from 13.9% in the prior year period.

Other income (expense).   Other income (expense), net increased by $346,000 to $174,000 of income in the three months ended September 28, 2007 from $172,000 of expense in the three months ended September 29, 2006.  This was due primarily to reduced interest expense of $162,000 as a result of lower outstanding principal balances combined with increased interest income of $184,000 from invested initial public offering proceeds.

Income tax expense.  Effective as of the first day of trading of our common stock, November 21, 2006, the S Corporation status of our Company and the “qualified S subsidiary” status of our subsidiaries terminated and thereafter we are subject to federal and state income taxes as a C Corporation.  Thus we were taxed at regular corporate rates during the three months ended September 28, 2007, resulting in an increase of $737,000 in income tax expense for the three months ended September 28, 2007 compared to the three months ended September 29, 2006.

Nine Months Ended September 28, 2007 Compared to Nine Months Ended September 29, 2006

Contract revenues.   Our contract revenues were $60.1 million for the nine months ended September 28, 2007, with $49.6 million attributable to the Engineering Services segment and $9.4 million attributable to the Public Finance Services segment.  Our Homeland Security Services segment generated $1.1 million during this period.  Consolidated contract revenues increased $1.1 million, or 1.8%, from $59.0 million in the nine months ended September 29, 2006.  This increase was due primarily to an increase of $0.8 million, or 10.0%, and $0.4 million, or 49.5%, in contract revenues of the Public Finance Services and Homeland Security Services segments, respectively, offset by a decrease of $0.1 million, or 0.2%, in contract revenues of the Engineering Services segment.    Revenues in the Public Finance Services segment increased primarily due to increased district formation services to fund infrastructure projects as well as increased delinquency management services in our district administration services.  Revenues in Homeland Security Services has increased due to an increase in our emergency response training courses, particularly in Southern California.

Direct costs of contract revenues.   Direct costs of contract revenues were $24.5 million for the nine months ended September 28, 2007, with $21.4 million attributable to the Engineering Services segment and $2.5 million attributable to the Public Finance Services segment.  The additional $0.6 million is attributable to direct costs of contract revenues for our Homeland Security Services segment.  Direct costs of contract revenues increased $1.6 million, or 7.0%, from $22.9 million for the nine months ended September 29, 2006.  Of this total increase, direct costs of contract revenues increased $1.1 million, or 5.4%, in the Engineering Services segment and $0.3 million, or 13.6%, in the Public Finance Services segment.  The remaining $0.2 million increase was attributable to the Homeland Security Services segment.  Direct costs of contract revenues as a percentage of contract revenue for the nine months ended September 28, 2007 increased to 40.7% from 38.8% for the nine months ended September 29, 2006 primarily because our direct costs of contract revenues increased at a higher rate than our revenues.

Within direct costs of contract revenues, salaries and wages increased from 31.4% of contract revenues for the nine months ended September 29, 2006 to 33.0% for the nine months ended September 28, 2007.  Comparing those same periods, subconsultant services increased from 5.4% of contract revenues to 5.7% of contract revenues.

General and administrative expenses.   General and administrative expenses increased by $3.0 million, or 9.9%, to $33.4 million for the nine months ended September 28, 2007 from $30.4 million for the nine months ended September 29, 2006.  This was due primarily to increases of $2.7 million and $0.1 million in general and administrative expenses of the Engineering Services and Public Finance Services segments, respectively.  Of the remaining $0.2 million increase, $0.1 million related to our Homeland Security Services segment and an increase of $0.1 million was attributable to unallocated corporate expenses.  General and administrative expenses as a percentage of contract revenues increased to 55.6% in the nine months ended September 28, 2007 from 51.5% in the prior year period.

The increases in general and administrative expenses were due primarily to (i) an increase of approximately $1.8 million, or 22.9%, in other general and administrative expenses, which include increased costs resulting from being a new public company and legal fees related to the settlement of the West Hollywood litigation and (ii) a one-time reversal of $1.0 million in litigation accruals during the nine months ended September 29, 2006.  We completed our initial public offering in November 2006 and the increase in other general and administrative expenses reflects an increase of $1.5 million related to increased costs associated with being a public company, of which $0.5 million related to compliance costs associated with the Sarbanes-Oxley Act.  The balance includes additional audit and legal fees and Board of Director fees.  In addition, legal fees increased by approximately $0.4 million as a result of the West Hollywood litigation settlement discussed in Note 8 to our financial statements included elsewhere in this report.  Additionally, approximately $0.4 million of the increase to other general and administrative expenses resulted from increased insurance premiums, computer expenses and other costs associated with our increase in contract revenues offset by decreases in marketing expenses, bad debt expenses and other expenses of approximately $0.5 million.

As discussed above under “─Components of Income and Expense─Direct Costs of Contract Revenues,” we do not allocate that portion of salaries and wages not related to time spent directly generating revenues to direct costs of contract revenues.  Included in our general and administrative expenses are the costs associated with management changes in the nine months ended September 28, 2007.  These costs resulted in an increase of approximately $0.6 million in expenses for the payment of severance and other employee benefits.

Income from operations.   As a result of the above factors, operating income was $2.2 million for the nine months ended September 28, 2007 as compared to a $5.8 million of operating income for the nine months ended September 29, 2006.  Operating income as a percentage of contract revenues decreased to 3.7% in the nine months ended September 28, 2007 from 9.8% in the prior year period.

Other income (expense).   Other income (expense), net decreased by $0.7 million, or 40.6%, to $1.1 million of income in the nine months ended September 28, 2007 from $1.8 million of income in the nine months ended September 29, 2006.  This decrease was primarily due to $2.3 million of life insurance proceeds received as a result of the death of our former chief executive officer in May 2006, partially offset by a decrease in interest expense of approximately $1.1 million as a result of the reversal of accrued interest payable associated with the West Hollywood litigation settlement combined with interest income of approximately $0.5 million from invested initial public offering proceeds.

Income tax expense.  Effective as of the first day of trading of our common stock, November 21, 2006, the S Corporation status of our Company and the “qualified S subsidiary” status of our subsidiaries terminated and thereafter we are subject to federal and state income taxes as a C Corporation.  Thus we were taxed at regular corporate rates during the nine months ended September 28, 2007, resulting in an increase of $1.4 million in income tax expense for the nine months ended September 28, 2007 compared to the nine months ended September 29, 2006.

Liquidity and Capital Resources

 As of September 28, 2007, we had $15.2 million available to us in the form of cash and cash equivalents and liquid investments.  Our primary sources of liquidity have been cash generated by operating activities, borrowing availability under our revolving line of credit and proceeds from the sale of our common stock.  We believe that our cash and investments on hand and cash generated by operating activities will be sufficient to meet our capital requirements for the next fiscal quarter.  We believe that such cash and investments, supplemented with borrowing capacity under a new business loan agreement, will be sufficient to meet our capital requirements for the next twelve months and foreseeable future.

Cash flows from operating activities

Cash flows used in operating activities were $1.4 million for the nine months ended September 28, 2007 compared to $6.0 million provided by operating activities for the nine months ended September 29, 2006, or a net change of $7.4 million.  The cash flows used in operating activities in the nine months ended September 28, 2007 were comparatively higher than in the nine months ended September 29, 2006 due primarily to the payment of accrued liabilities related to the settlement of the West Hollywood litigation net of the amounts paid for by our insurance company along with payment of increased general and administrative costs.  In the 2006 period, net cash provided by operating activities included $2.3 million of life insurance proceeds received as a result of the death of our former chief executive officer in May 2006.

Cash flows from investing activities

Cash flows used in investing activities were $9.6 million for the nine months ended September 28, 2007 compared to $2.5 million for the nine months ended September 29, 2006.  The increase of cash used in investing activities resulted primarily from the purchase of temporary liquid investments with the proceeds from our initial public offering in November 2006.  This increase was offset by a decrease in expenditures for equipment and leasehold improvements.  The first fiscal nine months of 2006 included higher than historical levels of equipment and leasehold improvements purchases due to the establishment of new office locations and the relocation of existing office facilities, including our corporate offices.

Cash flows from financing activities

Cash flows used in financing activities were $3.5 million for the nine months ended September 28, 2007 compared to $4.7 million for the nine months ended September 29, 2006.  Cash flows used in financing activities for the first fiscal nine months of 2007 decreased from the first fiscal nine months of 2006 primarily as a result of a  reduction in the payment of offering costs related to our initial public offering completed in November 2006 of approximately $1.0 million combined with an increase in the excess of outstanding checks over bank balances of approximately $1.0 million offset by the final distribution to holders of redeemable common stock of $3.2 million as compared to the $2.3 million distribution in the prior period.  This distribution was our final S corporation distribution to our stockholders and we used the proceeds from our initial public offering to pay this amount.  We will not make a similar distribution in the future because we can no longer elect to be treated as an S corporation.

Outstanding indebtedness

We currently have a revolving line of credit with Orange County Business Bank, or OCBB.  We also finance insurance premiums by entering into notes payable with insurance companies.

Under our loan agreement with OCBB, we can borrow up to $8.0 million under a revolving line of credit.  We have the right to convert up to $2.0 million of the revolving line of credit to two term loans under specified circumstances involving the start up of a new division and/or business unit and the acquisition of other companies.  Loans made under the revolving line of credit accrue interest at the rate of 0.25% over the current Wall Street Journal Prime Rate.  Upon a default, the interest rate will be increased by a default rate margin of 6.00%.  Upon the occurrence of an event of default under the loan agreement, OCBB, has the option to make all indebtedness then owed by us under the loan documents immediately due and payable.

Borrowings under the loan documents with OCBB are secured by substantially all of our and our subsidiaries’ tangible and intangible assets.  Each of our subsidiaries, except Public Agency Resources, has signed an unconditional guaranty of our obligations under the loan documents.  The loan agreement also contains customary representations, affirmative and negative covenants and defaults for a credit facility, including covenants to maintain a minimum tangible net worth, a minimum ratio of current assets to current liabilities and a minimum ratio of debt service coverage.  The loan agreement also prohibits the payment of dividends on our common stock, other than dividends payable in our common stock, without the consent of OCBB.  As of September 28, 2007, the amount available under the line of credit was approximately $8.0 million, and we were in compliance with all of our covenants.

In June 2006, our subsidiary, American Homeland Solutions, acquired substantially all of the assets of VTA.  The note payable for a portion of the purchase price for VTA was retired in June 2007 and no amounts remain outstanding as of September 28, 2007.  The note bore interest at 6.0%.

Contractual obligations

  We had no material changes in commitments for long-term debt obligations, operating lease obligations or capital lease obligations as of September 28, 2007, as compared to those disclosed in our table of contractual obligations included in our Annual Report on Form 10-K for the year ended December 29, 2006.

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

As a result of the proceeds from our initial public offering, we had cash and cash equivalents of $6.2 million and liquid investments of $9.0 million as of September 28, 2007.  Cash was $0.2 million and cash equivalents consisted of $0.2 million invested in the Orange County Business Bank Money Market fund, $5.3 million invested in the Lehman Brothers Money Market Obligations Trust Prime Cash Fund and $0.5 million invested in commercial paper.  Liquid investments consisted of auction rate notes from ten different issuers.  Although these investments are subject to variable interest rates, we do not believe we are subject to significant market risk for these short-term investments.

We do not engage in trading activities and do not participate in foreign currency transactions or utilize derivative financial instruments.  Additionally, we do not possess any bank debt which bears interest at variable rates.  As of September 28, 2007, we had $31,000 outstanding under our credit facility.

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

Changes in Internal Controls

 Based on our evaluation carried out in accordance with SEC Rule 15d-15(b) under the supervision and with the participation of our management, including our President and Chief Financial Officer, we concluded that there were no changes during the nine months ended September 28, 2007 in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

None.

Item 3.     Defaults upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Exhibit Description
3.1	Articles of Incorporation of Willdan Group, Inc., including amendments thereto (1)
3.2	Bylaws of Willdan Group, Inc. (1)
4.1	Specimen Stock Certificate for shares of the Registrant’s Common Stock (1)
10.1	Employment Agreement between Willdan Group, Inc. and Mallory McCamant dated July 23, 2007 (2)
10.2	Employment Agreement between Willdan Group, Inc. and Kimberly D. Gant dated July 23, 2007 (2)
10.3	Business Loan Agreement (Asset Based), dated August 16, 2007, between Willdan Group, Inc. and Orange County Business Bank (3)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith.

(1)             Incorporated by reference to Willdan Group, Inc.’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on August 9, 2006, as amended (File No. 333-136444).

(2)             Incorporated by reference to Willdan Group, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 26, 2007.

(3)    Incorporated by reference to Willdan Group, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 21, 2007.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLDAN GROUP, INC.

By:	/s/ Kimberly D. Gant
Kimberly D. Gant
Chief Financial Officer and Senior Vice President

Date:  November 8, 2007