Form 10-K
period 2007-12-28
Willdan Group, Inc.
filed 2008-03-27
CIK 1370450

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 28, 2007.
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to .

Commission File Number 001-33076

WILLDAN GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	14-1951112 (I.R.S. Employer Identification No.)

2401 East Katella Avenue, Suite 300, Anaheim, California 92806
(Address of principal executive offices) (Zip Code)
 (800) 424-9144
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $0.01 par value (Title of class)	NASDAQ Global Market (Name of exchange)

Securities registered pursuant to Section 12(g) of the Act:
 None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Yes ☐    No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as reported on the NASDAQ Global Market, as of the last business day of the registrant's most recently completed second fiscal quarter was $59.4 million.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

On March 19, 2008, 7,156,461 shares of the registrant's common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates information by reference from the registrant's definitive proxy statement for the 2008 Annual Meeting to be filed on or prior to April 25, 2008.

PART I

ITEM 1.    BUSINESS

Overview

        We are a leading provider of outsourced services to small and mid-sized public agencies in California and other western states. Outsourcing enables these agencies to provide a wide range of specialized services without having to incur and maintain the overhead necessary to develop staffing in-house. We provide a broad range of services to public agencies, including:

  •
  Civil Engineering;

  •
  Building and Safety Services;

  •
  Geotechnical Engineering;

  •
  Financial and Economic Consulting; and

  •
  Disaster Preparedness and Homeland Security.

        We operate our business through a network of over 20 offices located throughout California and other western states and had a staff of 628 as of December 28, 2007 that includes licensed engineers and other professionals. We ranked 136 out of 500 top design firms in Engineering News-Record's 2007 Design Survey. Our core clients are public agencies in communities with populations ranging from 10,000 to 300,000 people. We believe communities of this size are underserved by large outsourcing companies that tend to focus on securing large federal and state projects, as well as projects for the private sector. We seek to establish close working relationships with our public agency clients and, over time, to expand the breadth and depth of the services we provide to them.

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

        We were founded over 40 years ago, and today consist of a family of wholly owned companies that operate within the following areas:

  •
  Engineering Services.  Our subsidiaries, Willdan, Arroyo Geotechnical, Public Agency Resources and Willdan Resource Solutions comprise our Engineering Services segment. Willdan and Public Agency Resources provide engineering-related services to public agencies. Arroyo Geotechnical offers geotechnical engineering services. Willdan Resource Solutions, a subsidiary we formed in September 2007, provides environmental engineering and environmental related services to public and private sector clients. For fiscal years 2007 and 2006, revenue for the Engineering Services segment represented 81.7% and 84.1% respectively, of our overall contract revenue.

  •
  Public Finance Services.  Our subsidiary, MuniFinancial, offers financial and economic services to public agencies. For fiscal years 2007 and 2006, contract revenue for the Public Finance Services segment represented 16.1% and 14.7%, respectively, of our overall contract revenue.

  •
  Homeland Security Services.  Our subsidiary, American Homeland Solutions, offers homeland security, disaster preparedness and public safety consulting services. For fiscal years 2007 and 2006, contract revenue for our Homeland Security Services segment represented 2.2% and 1.2% respectively, of our overall contract revenue.

        In the first half of 2007, we made changes to our executive and senior management team. Win Westfall, our former President, Chief Executive Officer and Chairman of the Board of Directors, resigned from his positions as President and Chief Executive Officer as of February 8, 2007.

Mr. Westfall continues to serve as Chairman. Following Mr. Westfall's resignation, Tracy Lenocker served as interim President and Chief Executive Officer until April 2, 2007 when Thomas D. Brisbin was appointed President and Chief Executive Officer. Upon Mr. Brisbin's appointment, Mr. Lenocker resumed his duties on our board of directors, which he had resigned from while serving as interim President and Chief Executive Officer. On July 23, 2007, Mallory McCamant, our former Chief Financial Officer, assumed the role of Chief Operations Officer and Kimberly D. Gant was appointed Chief Financial Officer.

Our Markets

        We provide engineering, public finance and homeland security services to government agencies. We believe the market for these privatized governmental services is, and will be, driven by a number of factors, including:

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

  Engineering Services

        Engineering services encompass a variety of disciplines associated with the design and construction of public infrastructure improvements. We expect demand for engineering services to grow as continued population growth in California and other western states places significant strain on the infrastructure in those areas, driving the need for both new infrastructure and the rehabilitation of aging structures. Federal, state and local governments have responded to this growth in demand by increasing their funding of infrastructure related activities, and voters in California and Arizona have recently passed sales tax increases to fund transportation improvements.

  Public Finance Services

        Public agencies face an increasing burden to raise the necessary funding to build, improve and maintain infrastructure and to provide services to their local communities. While tax revenues are a primary source of funding, in California there are property tax and spending limits that curtail the generation of these funds. Alternatives include the issuance of tax-exempt securities; the formation of special financing districts to assess property owners on a parcel basis for infrastructure and public improvements, such as assessment districts and community facilities districts (known as Mello-Roos districts in California); the implementation of development impact fee programs that require developers to bear the cost of the impact of development on local infrastructure; user fee programs that pass costs along to the actual users of services; optimization of utility rates; and special taxes enacted by voters for specific purposes.

        Public agencies frequently contract with private consultants to provide the advance studies, manage the processes and provide the administration necessary to support these methods. Consultants have the expertise necessary to form the special financing districts and produce an impact fee study used to develop a schedule of developer fees. Privatized services are also utilized to implement the programs or revised rate schedules, and in the case of special financing districts, administer the districts through the life of the bonds. Consultants also frequently provide the services necessary to comply with federal requirements for tax-exempt debt, such as arbitrage rebate calculations and continuing disclosure reports. Use of such services allows public agencies to capitalize on innovative public finance techniques without incurring the cost of developing in-house expertise.

  Homeland Security Services

        After September 11, 2001, the need to protect civil infrastructure and implement additional security measures became a priority at all levels of government. In addition to the threat of terrorism, Hurricanes Katrina and Rita highlighted the vulnerability of our country's infrastructure to natural disasters. These events placed an increased burden on local and regional public agencies to be prepared to respond. In addition to fire and safety personnel, agencies responsible for the physical safety of infrastructure elements, such as water and wastewater systems, ports and airports, roads and highways, bridges and dams, are under increased pressure to prepare for natural and man-made disasters. Accordingly, the federal government now considers public works staff members to be "first responders" to such incidents and we believe that agencies are allocating resources accordingly.

        For fiscal year 2007, under the Department of Homeland Security Grant Program, or HSGP, the federal government will provide $1.7 billion to the states, which in turn will disburse these funds to local law enforcement and other agencies. The federal Department of Homeland Security, or DHS, has designated 45 metropolitan areas throughout the country to receive almost half of the HSGP funds through a program called the DHS Urban Area Security Initiative, or UASI. Designated UASI metropolitan areas include five metropolitan areas in California; the Phoenix, Arizona (Maricopa County) metropolitan area; Denver, Colorado; and Las Vegas, Nevada. States and local communities also are increasing budget funds for immigration and homeland security matters.

Our Services

        We specialize in providing privatized services to public agencies. Our core client base is composed of cities, counties, special districts, other local and state agencies, and tribal governments.

        We are organized to profitably manage numerous small to mid-size contracts at the same time. With our focus on local and regional agencies, typical contracts can range from $5,000 to over $1,000,000 in contract revenue. Our typical project contract has a duration of less than 12 months, although we have city services contracts that have been in effect for over 25 years. At December 28, 2007, we had approximately 3,400 open projects.

        We offer services in three segments: Engineering Services, Public Finance Services, and Homeland Security Services. The interfaces and synergies among these segments are key elements of our strategy. Management established these segments based upon the services provided, the different marketing strategies associated with these services and the specialized needs of their respective clients. The following table presents, for the periods indicated, the approximate percentage of our consolidated contract revenue attributable to each segment:

	Fiscal Year
	2007	2006	2005
Engineering Services	81.7%	84.1%	84.6%
Public Finance Services	16.1%	14.7%	15.3%
Homeland Security Services	2.2%	1.2%	0.1%

        See Item 8 of Part II, "Financial Statements and Supplementary Data" for additional segment information.

Engineering Services

        We provide a wide range of engineering services to the public sector. In general, contracts for engineering services (as opposed to construction contracts) are awarded by public agencies based primarily upon the qualifications of the engineering professional, rather than the proposed fees. Many jobs are awarded without a mandated proposal process, especially if an agency has a longstanding relationship with an engineering professional with relevant expertise. A substantial percentage of our engineering related work is for existing clients and represents an extension of our long-term associations with them.

        We offer our clients a broad range of engineering services, listed in the following table and described individually below:

City Engineering	Structural Engineering
Building and Safety	Planning
Public Works and Infrastructure Design	Landscape Architecture
Construction Management	Geotechnical Engineering
Traffic Engineering	Flood Control
Water and Wastewater Engineering	Code Enforcement

        City Engineering.    We specialize in providing engineering services tailored to the unique needs of municipalities. City Engineering can range from staffing an entire engineering department to carrying out specific projects within a municipality, such as developing a pavement management program or reviewing engineering plans on behalf of a city. This is the core of our original business and was the first service offered when we were founded.

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

        Public Works and Infrastructure Design.    This sector constitutes our traditional engineering design function. Our engineers design streets and highways, airport and transit facilities, freeway interchanges, high occupancy vehicle lanes, pavement reconstruction, and other elements of city, county and state infrastructure.

        Construction Management.    We have developed construction and program management systems specifically devoted to our public sector clients. We provide inspection services, along with full construction management and support, depending on the client's needs and the scope of the specific project. Our construction management experience encompasses projects such as streets, bridges, sewers and storm drains, water systems, parks, pools and utilities.

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

        Planning.    We offer services to planning agencies as well as community development/redevelopment departments within cities. Typically, cities contract with us to relieve peak workload situations or to fill vacant planning positions on an interim basis. In other instances, we handle the entire planning function for small or newly incorporated cities.

        Landscape Architecture.    Our services in the area of landscape architecture include design, planning, landscape management and urban forestry. Specific projects include park design and master planning, bidding and construction documents, water conservation plans, urban beautification programs, landscape maintenance management, site planning and assessment district management.

        Geotechnical Engineering.    We provide geotechnical engineering services, including soil testing, slope stability evaluations, earthquake engineering, engineering geology and hydrogeology. We have a licensed, full service geotechnical laboratory at our headquarters in Anaheim, California, which offers an array of testing services, including the relatively new line of construction materials testing and inspection.

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

        Selected Projects.    Examples of typical ongoing projects we have in the Engineering Services segment include:

  •
  City of Maricopa, Arizona.  The City of Maricopa was incorporated in October 2003 and we were hired in April 2004 to assist with creating a development services department for the city. This included continual staffing to respond to requests for building plan review and inspection, counter services and public works plan review, as well as serving as the community's designated building official. After developing a number of standards, procedures and processes which relied heavily on our experience in other cities, we successfully opened the doors to the city's first community development services department in July 2004. Since then, we have logged over 10,000 hours of counter staffing, provided building plan review and permitting for over 12,000 housing units and 100 commercial projects, and provided plan review for plats and infrastructure improvements on over 200 subdivisions ranging in size from 150 to 2,000 lots. Our relationship with the City of Maricopa has expanded to include the preparation of the city's first General Plan, and we assisted with the development of code enforcement policies and procedures. We have also been requested by the community to assist in bridge design, construction administration and, through our Public Finance Services segment, in the city's annexation fiscal analysis.

  •
  Clark County, Nevada.  In 1987, we were engaged by the Clark County, Nevada Department of Building and Safety to provide plan review services. In 1989, the Clark County Department of Public Works contracted with us to provide review services for drainage studies. Since then, our contracts have been renewed continuously and expanded to include review of traffic studies and public improvement plans as well. At the inception of these contracts, we provided these review services on an overflow, as-needed basis, but the scope and quantity of services has grown over the past 20 years. In Clark County's fiscal year 2006-2007, we provided 680 engineering reviews for the Department of Public Works and 1,893 reviews for the Department of Building and Safety.

  •
  City of La Canada Flintridge, California.  In 1996, we began working as the prime consultant for the City of La Canada Flintridge on its approximately $85 million project to convert the city from individual septic systems to a traditional sewer collection system. Our ongoing services for this project include assessment district formation, engineering design, construction management and inspection. To launch the project, we prepared the sewer master plan, through which the city was divided into four separate phases. Funding for the design and construction of improvements within each phase was provided by the formation of assessment districts. Phases 1 and 2 are complete and the construction of Phase 3 is near completion. The city is currently evaluating preliminary designs for Phase 4 and construction is expected to begin in early 2009.

  •
  Colorado River Indian Tribes, Blue Water Casino and Resort.  In February 2007, we contracted with the Colorado River Indian community to review building plans and conduct inspections for the reconstruction of a seven-year-old, 286,000-square-foot facility. The facility was originally constructed without the benefit of an inspection and has been plagued with code-related issues. Our staff has been integral in bringing the project into compliance with the adopted codes, plans and specifications. We will continue to assist the community with on-call assignments for future commercial developments.

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

        District Administration.    We administer special districts on behalf of public agencies. The types of special districts administered include community facilities districts (in California, Mello-Roos districts), assessment districts, landscape and lighting districts, school facilities improvement districts, water districts, benefit assessment districts, fire suppression districts, and business improvement districts. Our administration services include calculating the annual levy for each parcel in the district; billing charges directly or through a county tax roll; preparing the annual Engineer's Report, budget and resolutions; reporting on collections and payment status; calculating prepayment quotes; and providing financial analyses, modeling and budget forecasting. From July 2007 to June 2008, we expect to administer over 1,600 districts on behalf of more than 230 public agencies, involving an annual levy of more than 6.3 million parcels that is expected to generate approximately $637 million in public revenue.

        The key to our District Administration services is our proprietary software package, MuniMagic®: Municipal Administration & Government Information Coordinator, which we developed internally to redefine the way we administer special districts. MuniMagic® is a database management program that maintains parcel data; calculates special taxes, assessments, fees and charges; manages payment tracking; maintains bond-related information in a single, central location; and provides reporting, financial modeling and analysis at multiple levels of detail. MuniMagic® offers a significant competitive advantage in an industry driven by the ability to accurately process extremely large quantities of data. MuniMagic® is also available for licensing by our existing clients. See "—Intellectual Property" for a discussion of the licensing terms.

        Financial Consulting Services.    We perform economic analyses and financial projects for public agencies, including:

  •
  Fee and rate studies, such as cost allocation studies, user fee analysis, utility rate analysis, fiscal impact studies and development fee studies;

  •
  Special district formation, which involves the design, development and initiation of community facilities districts, school facilities, improvement districts, assessment districts, landscape and lighting districts, benefit assessment districts, business improvement districts, fire suppression assessments and re-engineering;

  •
  Facility financing plans;

  •
  Economic impact analyses;

  •
  The formation of new public entities, annexations and incorporations;

  •
  Reassessment engineering for bond refunding; and

  •
  Infrastructure analysis both to evaluate the need for rehabilitation efforts, and for financial reporting purposes, in association with Willdan.

        Federal Compliance Services.    We offer federal compliance services to issuers of municipal securities, which can be cities, towns, school districts, housing authorities and other entities that are eligible to issue tax-exempt securities. Specifically, we provide arbitrage rebate calculations and municipal disclosure services that help issuers remain in compliance with federal regulations. We provide these reports, together with related compliance services such as bond elections, temporary period yield restriction, escrow fund monitoring, rebate payments and refund requests. In terms of continuing disclosure services, we both produce the required annual reports and disseminate those reports on behalf of the issuers. We provide federal compliance services to approximately 550 issuers in 38 states and the District of Columbia on more than 1,600 bond issues totaling over $43 billion in municipal debt.

        Selected Projects.    Examples of typical ongoing projects we have in the Public Finance Services segment include:

  •
  Metropolitan Water District of Southern California.  Since 2002, we have administered water standby charges for the Metropolitan Water District of Southern California, or MWD. This involves the placement of standby charges onto the property tax bills of parcel owners within the six-county area serviced by MWD. We manage data for over 4.0 million parcels with over 3.3 million parcels, totaling $42.8 million in water district revenue, levied on an annual basis. In 2005, our contract with the MWD was extended for an additional five years.

  •
  City of Indio, California.  In 1997, the City of Indio engaged us to administer their landscape and lighting districts. In April 2005, our services were expanded to include the administration of their local improvement and community facilities districts, as well as delinquency management and municipal disclosure services. This agreement is in effect for as long as the underlying districts are active. Since 2005, our relationship with the city has expanded further to include assessment engineering services, a water rate study, and special district formations. Arbitrage rebate calculations and continuing disclosure reports have also been contracted with us for a term of 30 years.

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

Homeland Security Services

        We provide homeland security and public safety consulting services to cities, counties and related municipal service agencies such as utility and water companies, as well as school districts, port and transportation authorities, tribal governments and large business enterprises with a need for homeland security related services. We staff our projects in this area with former high-level local and regional public safety officers and focus on solutions tailored for local agencies and their personnel.

        We entered this segment in fiscal year 2004 with the formation of our subsidiary, American Homeland Solutions, or AHS, and began generating revenue in the second half of fiscal year 2005. Our services include:

        Training Services.    We design customized training courses for all aspects of disaster, unusual occurrence and emergency responses. In this regard, we have developed and own several training courses that meet or exceed the requirements for the federal National Incident Management System, or NIMS, training. These courses assist clients in meeting their obligations to prepare their staff to utilize the NIMS. Our courses have been approved by California's Commission on Peace Officers Standards and Training, the California Office of Emergency Services and the Federal National Integration Center, Training and Education Division, formerly the Department of Homeland Security's "Office of Grants and Training".

        Emergency Operations Planning.    We design, implement, review and evaluate public and private agencies' emergency operations plans, including compliance and consistency with federal, state and local laws and policies. Plans are tailored to respond to terrorism, intentional acts of sabotage and natural disasters. We also provide command and control and emergency response training for all types of unusual occurrences.

        Terrorism and Threat Vulnerability Assessments.    These assessments involve the development of policies and procedures to assess threats and the vulnerability of local, regional, state and national infrastructures, including city and county buildings, ports and airports, facilities, power supplies, water supplies, communications networks and transportation systems.

        Planning Evaluations and Exercises.    We conduct planning sessions and exercises, including those relating to weapons of mass destruction, large events, mass casualty transportation disasters, terrorism incident response, natural disaster response and recovery, and civil disorder events. We design these exercises for multi-agency involvement and are fully compliant with NIMS, the State Emergency Management System for California, and the National Response Framework. Exercises are designed to evaluate and test "first responders" and support personnel, as well as elected officials and agency management.

        Public Safety and Management Consulting.    We provide independent analyses, evaluations and recommendations for enhancing the performance of public safety agencies, such as police and fire departments.

        Selected Projects.    Examples of typical Homeland Security Services projects include:

  •
  NIMS Training Sessions.  We conduct NIMS training sessions for law enforcement, fire protection, building department and public works personnel, and other "first responders". In 2007, representatives from over 500 public agencies attended AHS training courses.

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

  •
  City of Stanton, California.  We conducted an analysis of the city's policing contract with the county sheriff's department for cost effectiveness and service levels.

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

        Quality of Service.    We pride ourselves on the quality of service that we provide to our clients. The work for which we compete is awarded primarily based on the company's qualifications, rather than the fees proposed. We believe that our service levels, experience and expertise satisfy even the most rigorous qualification standards. We have developed a strong reputation for quality, based upon our depth of experience, ability to attract quality professionals, customized technology and software that support our services, local knowledge and the expertise we possess across multiple disciplines. We believe we are well-positioned to serve public sector clients due to our knowledge of the unique reporting processes and operating procedures of public agencies, which differ substantially from the private sector. We believe our high quality of service is a significant reason we currently provide services to over 60% of the cities and counties in California.

        Broad range of services.    Our focus on customer service has led us to continually broaden the scope of the services we provide. At different stages in our 40-year history, as the needs of our public sector clients have evolved, we have developed service capabilities complementary to our core engineering business, including building and safety services, financial and economic services, planning services, geotechnical services, code enforcement services and, most recently, disaster planning and homeland security services. Further, because we recognize that local public sector projects and issues often cross departmental lines, we have developed the ability to deliver multiple services in a cohesive manner to better serve our client communities as a whole.

        Strategic locations in key markets.    Local agencies want professionals who understand their local needs. Therefore, we deliver our services through a network of over 20 offices dispersed throughout the western United States. Each of our offices is staffed with quality professionals, including former management level public sector employees, such as planners, engineers, inspectors, and police and fire department personnel. These professionals understand the local and regional markets in which they work. In addition, we operate in some of the fastest growing states, counties and cities in the country, including three of the five fastest growing counties in the country (based on number of residents added from July 2005 to July 2006): Maricopa County, Arizona; Clark County, Nevada; and Riverside County, California. Furthermore, seven of the top 10 fastest growing cities in the nation (with populations over

100,000) are located in California, Arizona and Nevada, where we have significant operations. (Source: U.S. Census Bureau, Population Division, June 2007).

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

        Experienced, talented and motivated employees.    Our staff consists of seasoned professionals with a broad array of specialties, and a strong customer service orientation. Our corporate culture places a high priority on investing in our people, including providing opportunities for stock ownership to attract, motivate and retain top professionals. Our executive officers have an average of more than 23 years of experience in or supporting the public sector, and an average of 6 years with our company.

Clients

        Our clients primarily consist of cities, counties, redevelopment agencies, water districts, school districts and universities, state agencies, federal agencies, a variety of other special districts and agencies, and tribal governments. Our typical client is an agency serving a community of 10,000 to 300,000 people. In fiscal year 2007, we served over 800 distinct clients. No individual client accounted for over 3.5% of our consolidated contract revenue in fiscal year 2007. For fiscal year 2007, each of our top eight clients accounted for between 1.6% and 3.5% of our consolidated contract revenue. Our clients are predominantly based in California, although we have major clients in both Arizona and Nevada. For fiscal year 2007, services provided to public agencies in California accounted for approximately 81% of our contract revenue.

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

  •
  Fixed price provisions require all work under a contract to be performed for a specified lump sum, which may be subject to adjustment if the scope of the project changes. Contracts with fixed price provisions carry certain inherent risks, including risks of losses from underestimating costs, delays in project completion, problems with new technologies, price increases for materials, and economic and other changes that may occur over the contract period. Consequently, the profitability, if any, of fixed price contracts can vary substantially.

        The following table presents, for the periods indicated, the approximate percentage of our contract revenue subject to each type of pricing provision:

	Fiscal Year
	2007	2006
Time-and-materials	59%	58%
Unit-based	25%	28%
Fixed price	16%	14%

Total	100%	100%

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

        Our competition varies by type of client, type of service and geography. The range of competitors for any one project can vary depending upon technical specialties, the relative value of the project, geographic location, financial terms, risks associated with the work, and any client imposed restrictions. Unlike most of our competitors, we focus our services on public sector clients. Public sector clients generally choose among competing firms by weighing the quality, experience, innovation and timeliness of the firm's services. When selecting consultants for engineering projects, many government agencies are required to, and others choose to, employ Qualifications Based Selection, or QBS. QBS requires the selection of the most technically qualified firms for a project, while the financial and legal terms of the engagement are generally secondary. QBS applies primarily to work done by our Engineering Services segment. Contracts in the Public Finance Services and Homeland Security Services areas typically are not subject to mandatory QBS standards, and often are awarded through a competitive bid process.

        Our competition varies geographically. Although we provide services in several states, we may be stronger in certain service lines in some geographical areas than in other regions. Similarly, some of our larger competitors are stronger in some service lines in certain localities but are not as competitive in others. Our smaller competitors generally are limited both geographically as well as in the services they are able to provide.

        We believe that the primary competitors for our Engineering Services segment include: Charles Abbott & Associates, Inc., Bureau Veritas, Harris & Associates, Psomas, RBF Consulting, Tetra Tech, Inc., Stantec, Inc., Michael Baker Corporation, TRC Companies, Inc. and Jacobs Engineering Group, Inc. Our chief competitors in our Public Finance Services segment, include David Taussig & Associates, Harris & Associates, NBS Government Finance Group and Ernst & Young LLP. We believe the Homeland Security Services segment competes primarily with EG&G (a division of URS Corporation) and SRA International, Inc.

Insurance

        We currently maintain general liability insurance, with coverage in the amount of $1.0 million per occurrence, subject to a $2.0 million general aggregate limit; and professional liability insurance, with $5.0 million in coverage per claim, and a $10.0 million annual aggregate limit. Our professional liability policy is a "claims made" policy. We also carry excess coverage of an additional $9.0 million for general liability claims. We are liable to pay these claims from our assets if and when the aggregate settlement or judgment amount exceeds our policy limits.

Employees

        At December 28, 2007, we had approximately 447 full-time employees and 181 part-time employees. All Public Agency Resources' employees are classified as part-time. Our employees include, among others, licensed civil, traffic and structural engineers, land surveyors, certified building officials, licensed geotechnical engineers and engineering geologists, certified inspectors and plans examiners, licensed architects and landscape architects, certified planners, and information technology specialists. We believe that we attract and retain highly skilled personnel with significant industry experience and strong client relationships by offering them challenging assignments in a stable work environment. We believe that our employee relations are good.

        The following table sets forth the number of our employees in each of our business segments and our holding company:

	As of Fiscal Year End
	2007	2006	2005
Engineering Services	496	542	481
Public Finance Services	75	78	78
Homeland Security Services	8	4	1
Holding Company Employees (Willdan Group, Inc.)	49	46	39

Total	628	670	599

        At December 28, 2007, we contracted with approximately 60 former and current public safety officers to conduct homeland security services training courses. These instructors are classified as subconsultants and not employees. At December 28, 2007, all three of our field survey employees were covered by a Master Labor Agreement between the International Union of Operating Engineers Local Union No. 12 and the Southern California Association of Civil Engineers and Land Surveyors, which expires in October 2010.

Intellectual Property

        The Willdan Group of Companies, Willdan, MuniFinancial, Arroyo Geotechnical, and AHS names and logos are service marks of ours, and we have applied for federal trademark registrations for each with the United States Patent and Trademark Office. We believe we have strong name recognition in the western United States and that this provides us a competitive advantage in obtaining new business. Consequently, we believe it is important to protect our brand identity through trademark registrations. The name and logo of our proprietary software, MuniMagic®, are registered trademarks of MuniFinancial, and we have registered a federal copyright for the source code for the MuniMagic® software. We license the MuniMagic® software to existing clients pursuant to licensing agreements that allow varying levels of access to data. This technology allows clients to view their own data and is a form of deliverable to our clients. The use of licensing provides us protection for this proprietary technology. MuniMagic® is not a commercial product offered for sale.

Available Information

        Our website is www.willdangroup.com and our investor relations page is under the caption "Investor Relations" on our website. We make available on this website under "SEC Filings," free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the U.S. Securities and Exchange Commission, or SEC. We also make available on this website our prior earnings calls and, under the heading "Corporate Governance", our Code of Ethical Conduct. Further, a copy of this annual report on Form 10-K is located at the SEC's Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding our filings at http://www.sec.gov.

ITEM 1A.    RISK FACTORS

Risks Relating to Our Business and Industry

A downturn in public and private sector construction activity in the regions we serve may have a material adverse effect on our business, financial condition and results of operations.

        A downturn in construction activity in our geographic service areas may affect demand for our services, which could have a material adverse effect on the results of our operations and our financial condition. During fiscal year 2007, a majority of our contract revenue was generated by services rendered to public agencies in connection with private and public sector construction projects.

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

        Adverse economic and other conditions affecting the local and regional economies of California may reduce the demand for our services, which could have a material adverse effect on our business, financial condition and results of operations. During fiscal year 2007, approximately 81% of our contract revenue was derived from services rendered to public agencies in California. From 1991 to 1996, California experienced an economic downturn that had a negative impact on the construction and development sectors. This economic downturn caused us to experience cash flow difficulties and substantial operating losses. We believe California is currently experiencing another economic downturn, which could negatively impact our revenues and profitability. We believe the downturn in the residential housing market has already impacted our revenues, in particular revenue from fees associated with building permits.

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

        Legislation is proposed periodically, particularly in California, that attempts to limit the ability of governmental agencies to contract with private consultants to provide services. Should such legislation pass and be upheld, demand for our services may be materially adversely affected. During fiscal year 2007, approximately 81% of our contract revenue was derived from services rendered to public agencies in California. While attempts at such legislation have failed in the past, as the composition of California's legislative body changes over time there is an increased risk that measures could be adopted in the future that limit the market for privatized services.

State and other public employee unions may bring litigation that seeks to limit the ability of public agencies to contract with private firms to perform government employee functions in the area of public improvements. Judicial determinations in favor of these unions could affect our ability to compete for contracts and may have an adverse effect on our revenue and profitability.

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

        For example, the Professional Engineers in California Government, or PECG, a union representing state civil service employees, has been challenging Caltrans' hiring of private firms since 1986, and in 2002 began a judicial challenge of Caltrans' hiring practices based on Caltrans' interpretation of the effect of Proposition 35 (Professional Engineers in California Government, et al. v. Jeff Morales, et al.). The California Supreme Court ruled in favor of Caltrans, concluding that Caltrans may hire private contractors to perform architectural and engineering services on public works. Although Caltrans was successful in this recent litigation, similar claims may be brought in the future and we cannot predict their outcome. If a state or other public employee union is successful in its challenge and as a result the ability of state agencies to hire private firms is severely limited, such a decision would likely lead to additional litigation challenging the ability of the state, counties, municipalities and other public agencies to hire private engineering, architectural and other firms, the outcome of which could affect our ability to compete for contracts and may have an adverse effect on our revenue and profitability.

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

        In fiscal year 2007, approximately 16% of our contract revenue was derived from fixed price contracts. Under fixed price contracts, we perform services under a contract at a stipulated price which protects clients but exposes us to a greater number of risks than time-and-materials and unit-based contracts. These risks include:

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

        We primarily work for municipalities and other public agencies. Consequently, we are exposed to certain risks associated with government contracting, any one of which can have a material adverse effect on our business, financial condition or results of operations. These risks include:

  •
  The ability of the public agency to terminate the contract with 30 days' prior notice or less;

  •
  Changes in government spending and fiscal policies which can have an adverse effect on demand for our services;

  •
  Contracts that are subject to government budget cycles, and often are subject to renewal on an annual basis;

  •
  The often wide variation of the types and pricing terms of contracts from agency to agency;

  •
  The difficulty of obtaining change orders and additions to contracts; and

  •
  The requirement to perform periodic audits as a condition of certain contract arrangements.

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

The loss of certain of our key executives could adversely affect our business, including our ability to secure and complete engagements and attract and retain employees.

        In 2006 and 2007, we experienced significant turnover in our management team. In 2006, our co-founder and Chief Executive Officer, Mr. Dan Heil, passed away unexpectedly. Just prior to Mr. Heil's death, and at his recommendation, our Board of Directors elected Win Westfall to succeed Mr. Heil. Mr. Westfall resigned as our Chief Executive Officer in February 2007 and one of our directors, Tracy Lenocker, agreed to serve as our interim Chief Executive Officer. Mr. Lenocker resigned as our interim Chief Executive Officer when we appointed Tom Brisbin as our new President and Chief Executive Officer on April 2, 2007. In addition, Mallory McCamant, our former Chief Financial Officer, assumed the role of Chief Operations Officer in July 2007 and Kimberly Gant was appointed our new Chief Financial Officer. Richard Kopecky, our former Senior Vice President and the President of our subsidiary, Willdan, was also terminated in February 2007 and replaced by David Hunt, who has been with Willdan for more than 21 years.

        Because of the recent turnover of our management team, any additional losses of our management team or key employees could have a material adverse effect on our business, including the ability to secure or complete contracts and to attract and retain additional employees. Our success is highly dependent upon the efforts, talents, abilities, marketing skills and operational execution of our key executives and managers.

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

        The market for services in the engineering, municipal consulting, public finance consulting, geotechnical, homeland security and other technical services industries is competitive and highly fragmented. Contract awards are based primarily on quality of service, relevant experience, staffing capabilities, reputation, geographic presence, stability and price. Some of our competitors in certain service areas have more personnel and greater financial, technical and marketing resources than us. With regard to engineering related services, which represented approximately 82% and 84% of our contract revenue for fiscal years 2007 and 2006, respectively, our competitors include many larger consulting firms such as AECOM Technology Corporation, CH2M Hill, Jacobs Engineering Group and Tetra Tech, Inc. In certain public finance consulting services, we may compete with large accounting firms, such as Ernst & Young LLP. We can offer no assurance that we will be able to compete successfully in the future with these or other competitors.

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

        We currently maintain general liability insurance, with coverage in the amount of $1.0 million per occurrence, subject to a $2.0 million general aggregate limit; and professional liability insurance, with $5.0 million in coverage per claim, and a $10.0 million annual aggregate limit. We also carry excess coverage of an additional $9.0 million for general liability claims. Claims may be made against us that exceed these limits. We are liable to pay claims from our assets if and when the aggregate settlement or judgment amount exceeds our policy limits. In 2002, we experienced two claims against our professional liability insurance that exceeded by $3.1 million the aggregate annual limit of our coverage, which at that time was $5.0 million. Following resolution of these disputes, we were liable for the $3.1 million in excess of our policy limits. Our professional liability policy is a "claims made" policy. Thus, only claims made during the term of the policy are covered. If we terminate our professional liability policy and do not obtain retroactive coverage, we would be uninsured for claims made after termination even if these claims are based on events or acts that occurred during the term of the policy. Further, our insurance may not protect us against liability because our policies typically have various exceptions to the claims covered and also require us to assume some costs of the claim even though a portion of the claim may be covered. In addition, if we expand into new markets, we may not be able to obtain insurance coverage for these new activities or, if insurance is obtained, the dollar amount of any liabilities incurred could exceed our insurance coverage. A partially or completely uninsured claim, if successful and of significant magnitude, could have a material adverse effect on our liquidity.

The quality of our service and our ability to perform under some of our contracts would be adversely affected if qualified subconsultants are unavailable for us to engage.

        Under some of our contracts, we rely on the efforts and skills of subconsultants for the performance of some of the tasks. In fiscal years 2007 and 2006, subconsultant costs comprised approximately 6.0% and 5.0%, respectively, of our contract revenue. The absence of qualified subconsultants with whom we have a satisfactory relationship could adversely affect the quality of our service offerings and therefore our financial results.

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

  •
  Potential loss of key employees, customers and strategic alliances from either our current business or the target company's business;

  •
  Assumption of unanticipated problems or latent liabilities, such as problems with the quality of the target company's services; and

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

        Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, we are required to provide a management certification on our internal controls over financial reporting. Because we are not an accelerated filer, we are not required to provide an attestation report related to the effectiveness of our internal controls over financial reporting from our independent registered public accounting firm for fiscal year 2007. In order to achieve compliance with Section 404 of Sarbanes-Oxley, we engaged outside professional consultants to assist us in documenting and evaluating our internal control over financial reporting. This exercise has been both costly and challenging. We believe the efforts we have put forth to date give us the basis to conclude that we have effective internal controls over financial reporting. When our independent auditors attest to the effectiveness of our internal controls over financial reporting in future years, our auditors may not agree with our management's conclusion and, as a result, would not be able to conclude that our internal controls over financial reporting are effective. Moreover, the costs to comply with the provisions of Section 404 of Sarbanes-Oxley, as presently in effect, could continue to be significant.

        In addition, during the course of testing the design and effectiveness of our internal controls, we or our independent registered public accounting firm may identify deficiencies that we may not be able to remediate in time to allow for unqualified reports from our independent registered public accounting firm. Furthermore, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of Sarbanes-Oxley. Effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

We have incurred, and will continue to incur, significant costs as a public company.

        As a public company, we incur significant legal, accounting and other expenses that we did not incur prior to November 2006 as a private company. New rules and regulations for public companies may increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to maintain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage.

We may not be able to obtain capital when desired on favorable terms, if at all, or without dilution to our stockholders.

        We anticipate that our current cash, liquid investments, cash equivalents, cash provided by operating activities and funds available through our revolving line of credit will be sufficient to meet our current and anticipated needs for general corporate purposes during the next 12 months. It is possible, however, that we may not generate sufficient cash flow from operations or otherwise have the capital resources to meet our future capital needs. If this occurs, we may need additional financing to execute on our current or future business strategies, which include the following:

  •
  Hire additional personnel;

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

        The concentration of ownership of our stock may have the effect of delaying or preventing a change in control of the company or a change in our management and may adversely affect the voting or other rights of other holders of our common stock. As of March 19, 2008 our directors and executive officers beneficially own 1,264,251 shares of common stock, or approximately 17.5% of our outstanding common stock. Of these shares, 922,120 shares, or approximately 12.9% of our outstanding common stock, are owned by Linda L. Heil, a member of our board of directors.

Cautionary Statement Regarding Forward-Looking Information

        In addition to current and historical information, this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our future operations, prospects, potential products, services, developments and business strategies. These statements can, in some cases, be identified by the use of words like "may," "will," "should," "could," "would," "intend," "expect," "plan," "anticipate," "believe," "estimate," "predict," "project," "potential," or "continue" or the negative of such terms or other comparable terminology. This report includes, among others, forward-looking statements regarding our:

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our corporate headquarters are located in approximately 41,000 square feet of office space that we lease at 2401 East Katella Avenue, Anaheim, California. In addition, we lease office space in over 20 other locations principally in California, Nevada, and Arizona. In total, our facilities contain approximately 150,000 square feet of office space and are subject to leases that expire through fiscal year 2013. We also rent additional office space on a month-to-month basis. We believe that our existing facilities are adequate to meet current requirements and that suitable additional or substitute space will be available as needed to accommodate any expansion of operations and for additional offices.

ITEM 3.    LEGAL PROCEEDINGS

        We are subject from time to time to claims and lawsuits, including those alleging professional errors or omissions, that arise in the ordinary course of business against firms, like ours, that operate in the engineering and consulting professions. We carry professional liability insurance, subject to certain deductibles and policy limits, for such claims as they arise and may from time to time establish reserves for litigation that is considered probable of a loss. We may incur substantial expenses in defending against third party claims. In the event of a determination adverse to us, we may incur substantial monetary liability and be required to change our business practices. Either of these results could have a material adverse effect on our financial position, results of operations or cash flows.

        We were involved in a dispute with the City of West Hollywood, California over a project in 2002. This matter concerned a construction project in the City of West Hollywood for the improvement of Santa Monica Boulevard. The project required the reconstruction of approximately three miles of roadway. The city and the general contractor claimed that the design we prepared was inadequate for the volume and type of traffic on Santa Monica Boulevard. The city also claimed that we failed to control the costs of the project due to contractor claims for extra costs.

        In the fourth quarter of 2005, following a trial in the Los Angeles County Superior Court, the jury rendered a verdict against us and awarded damages to the city in the amount of $6.3 million, including attorney's fees, interest and costs. Our insurance company posted bonds and filed an appeal with respect to this matter. During the appeal process, interest accrued on the outstanding judgment at the rate of 10% per annum. As of December 30, 2005, we believed that approximately $3.2 million of the damages was covered by our professional liability insurance policy. Therefore, in fiscal year 2005, we expensed $2.7 million of this judgment and recorded related interest expense of $0.4 million related to the West Hollywood case.

        In the third quarter of 2006, we obtained a court ruling with respect to an unrelated claim that also arose in fiscal year 2002 awarding us approximately $1.0 million on a claim for indemnity, recovering the settlement amount and interest thereon and attorney fees and costs. At that time, we reflected an additional receivable of approximately $1.0 million from our insurance company because we were able to replenish our insurance coverage by approximately $1.0 million for the 2002 policy year since our insurance carrier had previously paid the settlement amount. In our consolidated balance sheet as of December 29, 2006, we therefore reflected a total liability of $6.9 million and related receivables of $4.2 from the insurance company.

        We entered into a settlement agreement, effective March 6, 2007, with the City of West Hollywood relating to the Santa Monica Boulevard matter. Pursuant to the settlement agreement, both parties agreed to a full mutual release of all claims related to the lawsuit and appeal, subject to dismissal of the appeal. Neither party admitted any fault or liability related to the claims in the lawsuit. Under the terms of the settlement agreement, we agreed to pay $6.2 million in cash to the city. Our insurance company paid $3.2 million of the settlement amount and we paid $3 million. We also agreed to provide an $85,000 credit to the city for future services. The future services are to be provided at our then prevailing rates and can be chosen in the city's sole discretion from services provided by us to our municipal clients. The city must use the credit before December 31, 2012. The city has used $21,133 of this credit to date, leaving a balance of $63,867.

        In February 2008, the ruling for the unrelated $1.0 million indemnity claim was appealed by the cross-defendant and overturned by the court. Because the ruling was overturned, we reversed the receivable we recorded in fiscal year 2006 and reflected an expense of $1.0 million in the fourth quarter of fiscal year 2007.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of our stockholders during the last quarter of our fiscal year ended December 28, 2007.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

  Market Information for Common Stock

        Since November 21, 2006, the common stock of Willdan Group, Inc. has been listed and traded on the Nasdaq Global Market under the symbol "WLDN". The following table sets out the high and low daily closing sale prices as reported on the NASDAQ Global Market. These reported prices reflect inter-dealer prices without adjustments for retail markups, markdowns, or commissions.

	2007		2006
	High	Low	High	Low
1st Quarter	$10.10	$8.90	N/A	N/A
2nd Quarter	$10.07	$9.00	N/A	N/A
3rd Quarter	$10.49	$9.58	N/A	N/A
4th Quarter	$10.40	$6.31	$10.00	$10.64

        On March 26, 2008, the closing sales price per share of our common stock, as reported on the Nasdaq Global Market, was $5.51.

  Stockholders

        As of March 26, 2008, there were 97 stockholders of record of our common stock.

  Dividends

        We did not declare or pay cash dividends on our common stock in fiscal years 2006 and 2007. We declared our final S Corporation distribution of $6.3 million to holders of our common stock in 2006. The distribution was paid in two equal portions in December 2006 and January 2007. Our revolving credit agreement prohibits the payment of any dividend or distribution on our common stock either in cash, stock or any other property without the lender's consent.

  Recent Sales of Unregistered Securities

        In the three years preceding the filing of this report, we have issued the following securities that were not registered under the Securities Act:

        On November 27, 2006, we issued stock warrants in connection with our initial public offering to the underwriter, Wedbush Morgan Securities, Inc., for the right to purchase 290,000 common shares at 120% of the IPO share price (or $12.00 per share). The warrants became exercisable on November 20, 2007 and expire on November 20, 2011. The stock warrants were issued in reliance on Regulation D promulgated under the Securities Act of 1933, as amended.

        On June 30, 2006, we issued an aggregate of 4,712,640 shares of our common stock to the 75 shareholders of The Willdan Group of Companies, Inc., a California corporation ("Willdan California"). The shares were issued in connection with the merger of Willdan California into Willdan Group in order to effect its reincorporation in the state of Delaware. The shares were issued in reliance on Rule 145(a)(2) of the Securities Act of 1933, as amended.

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

  Issuer Purchases of Equity Securities

        None.

ITEM 6.    SELECTED FINANCIAL DATA

        The financial data set forth below should be read in conjunction with our corresponding consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this annual report.

	Fiscal Year
	2007	2006	2005	2004	2003
	(in thousands except per share amounts)
Consolidated Statement of Operations Data:
Contract revenue	$78,798	$78,339	$67,263	$58,263	$54,485
Direct costs of contract revenue:
Salaries and wages	25,769	24,602	20,918	15,623	14,522
Production expenses	1,568	1,496	1,529	1,497	1,327
Subconsultant services	4,600	4,168	4,745	6,089	7,360

Total direct costs of contract revenue	31,937	30,266	27,192	23,209	23,209

General and administrative expenses:
Salaries and wages, payroll taxes, employee benefits	25,061	26,051	22,720	19,711	17,473
Facilities	4,546	4,046	3,481	3,267	3,466
Stock-based compensation	209	38	2,737	—	—
Depreciation and amortization	1,747	1,584	1,257	1,056	865
Litigation accrual (reversal)	1,049	(1,049)	2,686	—	—
Other	11,727	10,359	7,935	6,923	6,202

Total general and administrative expenses	44,339	41,029	40,816	30,957	28,006

Income (loss) from operations	2,522	7,044	(745)	4,097	3,270

Other income (expense):
Interest expense	499	(773)	(630)	(272)	(366)
Other, net	666	2,470	11	(6)	1

Total other income (expense)	1,165	1,697	(619)	(278)	(365)

Income (loss) before income tax expense	3,687	8,741	(1,364)	3,819	2,905
Income tax expense	1,543	2,021	17	47	53

Net income (loss)	$2,144	$6,720	$(1,381)	$3,772	$2,852

Earnings per common share, basic and diluted(1)	$0.30	$1.37	$(0.35)	$1.03	$0.79

Weighted average common shares outstanding: Basic(1)	7,149	4,900	3,994	3,653	3,633
Diluted	7,150	4,900	3,994	3,653	3,633
S Corporation distributions paid per share(1)	$—	$1.16	$0.46	$0.30	$0.11
Pro Forma Data (unaudited)(2):
Pro forma provision for income taxes		$2,596	$549	$1,528	$1,162
Pro forma net income (loss)		$6,145	$(1,913)	$2,291	$1,743
Pro forma earnings per common share, basic and diluted		$1.25	$(0.48)	$0.63	$0.48
Other Operating Data (unaudited):
Adjusted EBITDA(3)	$5,363	$7,651	$5,951	$5,163	$4,154
Revenue per employee(4)	$132	$131	$125	$119	$113
Employee headcount at period end(5)	628	670	599	508	451

	Fiscal Year Ended
	December 28, 2007	December 29, 2006	December 30, 2005	December 31, 2004	January 2, 2003
Consolidated Balance Sheet Data:
Cash and cash equivalents	$15,511	$20,633	$3,066	$266	$498
Working capital	30,171	26,721	9,429	7,195	5,199
Total assets	48,226	57,108	32,797	23,223	21,460
Total indebtedness	1,547	1,632	1,858	3,543	5,033
Total redeemable common stock	—	—	14,660	11,477	8,661
Total stockholders' equity	35,652	33,264	—	—	—

(1)
Per share amounts have been adjusted for a stock dividend paid on January 1, 2005 of three shares per each outstanding share.

(2)
Prior to our initial public offering in November 2006, we were taxed as an S Corporation for purposes of federal and state income taxes. As a result of that offering, our S Corporation status terminated and we are now taxed as a C Corporation under federal and state tax laws. The pro forma data reflects combined federal and state income taxes on a pro forma basis as if we had been taxed as a C Corporation during those periods using an effective tax rate of 40%.

(3)
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

  The following is a reconciliation of net income to Adjusted EBITDA (in thousands):

	Fiscal Year
	2007	2006	2005	2004	2003
Net income (loss)	$2,144	$6,720	$(1,381)	$3,772	$2,852
Interest income	(649)	(135)	(19)	(2)	(1)
Interest expense	(499)	773	630	272	366
Income tax provision	1,543	2,021	17	47	53
Depreciation and amortization	1,747	1,584	1,257	1,056	865
Loss (gain) on sale of assets	28	(13)	24	18	19
Life insurance proceeds	—	(2,250)	—	—	—
Litigation accrual (reversal)	1,049	(1,049)	2,686	—	—
Stock-based compensation expense recorded in anticipation of our IPO	—	—	2,737	—	—

Adjusted EBITDA	$5,363	$7,651	$5,951	$5,163	$4,154

(4)
Reflects contract revenue, excluding revenue related to reimbursement of subconsultants and other costs, divided by the average number of full-time equivalent employees during the period.

(5)
Includes full-time and part-time employees.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

  •
  Financial and Economic Consulting; and

  •
  Disaster Preparedness and Homeland Security.

        We operate our business through a network of over 20 offices located throughout California and other western states and had a staff of 628 as of December 28, 2007 that includes licensed engineers and other professionals. We ranked 136 out of 500 top design firms in Engineering News-Record's 2007 Design Survey. Our core clients are public agencies in communities with populations ranging from 10,000 to 300,000 people. We believe communities of this size are underserved by large outsourcing companies that tend to focus on securing large federal and state projects, as well as projects for the private sector. We seek to establish close working relationships with our public agency clients and, over time, to expand the breadth and depth of the services we provide to them.

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

        Prior to our initial public offering in November 2006, we were taxed as an S Corporation for purposes of federal and state income taxes. As a result of the offering, our S Corporation status terminated and we are now taxed as a C Corporation under federal and state tax laws. In fiscal year 2006, we recognized a net deferred income tax liability of $1.5 million resulting from the termination of our S Corporation status.

        We were founded over 40 years ago, and today consist of a family of wholly owned companies that operate within the following segments for financial reporting purposes:

  •
  Engineering Services.  Our Engineering Services segment includes the businesses of our subsidiary, Willdan, which provides engineering-related services, and our subsidiary, Arroyo Geotechnical, which provides geotechnical engineering services. The segment also includes our subsidiaries, Public Agency Resources (PARs), which primarily provides staffing to Willdan, and Willdan Resource Solutions, which provides environmental engineering and environmental related services to public and private sector clients. Willdan is our largest subsidiary and currently represents our core business. Contract revenue for the Engineering Services segment represented 81.7% and 84.1% of our consolidated contract revenue for fiscal year 2007 and fiscal year 2006, respectively.

  •
  Public Finance Services.  Our Public Finance Services segment consists of the business of our subsidiary, MuniFinancial, which offers financial and economic services to public agencies. Contract revenue for the Public Finance Services segment represented 16.1% and 14.7% of our consolidated contract revenue for fiscal year 2007 and fiscal year 2006, respectively.

  •
  Homeland Security Services.  Our Homeland Security Services segment consists of the business of our subsidiary, American Homeland Solutions, which offers homeland security and public safety consulting services. We formed this subsidiary in fiscal year 2004 and began operations in the second half of fiscal year 2005. Contract revenue for our Homeland Security Services segment represented 2.2% and 1.2% of our consolidated contract revenue for fiscal year 2007 and fiscal year 2006, respectively.

Recent Developments

Litigation

        In the third quarter of 2006, we obtained a court ruling awarding us approximately $1.0 million on a claim for indemnity, recovering the settlement amount and interest thereon and attorney fees and costs in connection with a claim that arose in fiscal year 2002. This ruling was appealed by the cross-defendant and the ruling was overturned in February 2008. Because the claim arose in 2002 and our insurance carrier previously paid the settlement amount, we were able to replenish our insurance coverage by approximately $1.0 million for that policy year. Therefore, in the third quarter of 2006 we reflected a receivable from our insurance company of approximately $1.0 million. Given that the ruling was overturned, we reversed the receivable and reflected the expense in the fourth quarter of fiscal year 2007.

Components of Income and Expense

Contract Revenue

        We enter into contracts with our clients that contain three principal types of pricing provisions: fixed fee, time-and-materials and unit-based. Contract revenue on our fixed fee contracts is determined on the percentage-of-completion method based generally on the ratio of direct costs incurred to date to estimated total direct costs at completion. Many of our fixed fee contracts are relatively short in duration, thereby lowering the risks of not properly estimating the percent complete. Revenue on our time-and-materials and unit-based contracts are recognized as the work is performed in accordance with specific terms of the contract. A large percentage of our contracts are based on contractual rates per hour plus costs incurred. Some of these contracts include maximum contract prices, but the majority of these contracts are not expected to exceed the maximum.

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

Direct Costs of Contract Revenue

        Direct costs of contract revenue consist primarily of that portion of technical and nontechnical salaries and wages that has been incurred in connection with revenue producing projects. Direct costs of contract revenue also include production expenses, subconsultant services and other expenses that are incurred in connection with revenue producing projects. Direct costs of contract revenue exclude that portion of technical and nontechnical salaries and wages related to marketing efforts, vacations, holidays and other time not spent directly generating revenue under existing contracts. Such costs are included in general and administrative expenses. Additionally, payroll taxes, bonuses and employee benefit costs for all of our personnel are included in general and administrative expenses since no allocation of these costs is made to direct costs of contract revenue. No allocation of facilities costs is made to direct costs of contract revenue nor is depreciation and amortization allocated to direct costs. We expense direct costs of contract revenue when incurred.

        As a firm that provides multiple and diverse outsource services, we do not believe gross margin is a consistent or appropriate indicator of our performance and therefore we do not use this measure as construction contractors and other types of consulting firms may. Other companies may classify as direct costs of contract revenue some of the costs that we classify as general and administrative expenses. As a result, our direct costs of contract revenue may not be comparable to direct costs for other companies, either as a line item expense or as a percentage of contract revenue.

General and Administrative Expenses

        General and administrative expenses include the costs of the marketing and support staffs, other marketing expenses, management and administrative personnel costs, payroll taxes, bonuses and employee benefits for all of our employees and the portion of salaries and wages not allocated to direct costs of contract revenue for those employees who provide our services. General and administrative expenses also include facility costs, depreciation and amortization, professional services, legal and accounting fees and administrative operating costs. Within general and administrative expenses, "Other" includes expenses such as professional services, legal and accounting, computer costs, travel and entertainment and marketing costs. We expense general and administrative costs when incurred.

        Until November 2006, we had not operated as a public company. As a public company, we have and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company, and we expect our general and administrative expenses to increase as a result. Our management and other personnel need to devote a substantial amount of time to comply with the requirements of being a public company. Moreover, rules and regulations for public companies have increased our legal and financial compliance costs and has made some activities more time-consuming and costly.

Critical Accounting Policies

        This discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the U.S., or GAAP. To prepare these financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses in the reporting period. Our actual results may differ from these estimates. We have provided a summary of our significant accounting policies in Note 2 to our consolidated financial statements included elsewhere in this report. We describe below those accounting policies that require material subjective or complex judgments and that have the most significant impact on our financial condition and results of operations. Our management evaluates these estimates on an ongoing basis, based upon information currently available and on various assumptions management believes are reasonable as of the date of this report.

Contract Accounting

        Applying the percentage-of-completion method of recognizing revenue requires us to estimate the indicated outcome of our long-term contracts. We forecast such outcomes to the best of our knowledge and belief of current and expected conditions and our expected course of action. Differences between our estimates and actual results often occur resulting in changes to reported revenue and earnings. Such changes could have a material effect on our future consolidated financial statements.

        Accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts based upon our review of all outstanding amounts on a monthly basis. We determine the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts. Our credit risk is minimal with governmental entities. Account receivables are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received. For further information on the types of contracts under which we perform our services, see "Business—Contract Structure" elsewhere in this report.

Goodwill Impairment Valuation

        Goodwill primarily represents the excess of the purchase price paid for our Pubic Finance Services reporting unit over the estimated fair value of the net identified tangible and intangible assets acquired. We perform an annual review in the fourth quarter of each fiscal year, or more frequently if indicators of potential impairment exist, to determine if the recorded goodwill is impaired. We compare the fair value of the reporting unit to its carrying value, including goodwill. To estimate the fair value, we use a valuation approach based on a multiple of historical cash flows, management's estimates of future cash flows, and other market data. This estimate of fair value is highly subjective and is based in part on assumptions that could differ materially from actual results. If our evaluation indicates that goodwill is impaired, we perform an additional assessment to determine the extent of the impairment based on the implied fair value of goodwill compared with the carrying amount of the goodwill. We did not recognize any impairment charges in fiscal years 2007, 2006 and 2005.

Accounting for Claims Against the Company

        We record liabilities to claimants for probable and estimable claims on our consolidated balance sheet, which is included in accrued liabilities, and record a corresponding receivable from our insurance company for the portion of the claim that is probable of being covered by insurance, which is included in other receivables. The estimated claim amount net of the amount estimated to be recoverable from the insurance company is included in our general and administrative expenses. Determining probability and estimating claim amounts is highly judgmental. Initial accruals and any subsequent changes in our estimates could have a material effect on our consolidated financial statements.

Results of Operations

        The following table sets forth, for the periods indicated, certain information derived from our consolidated statements of operations expressed as a percentage of contract revenue. Amounts may not add to the totals due to rounding.

	Fiscal Year
	2007	2006	2005
Statement of Operations Data:
Contract revenue	100.0%	100.0%	100.0%
Direct costs of contract revenue:
Salaries and wages	32.7	31.4	31.1
Production expenses	2.0	1.9	2.3
Subconsultant services	5.8	5.3	7.1

Total direct costs of contract revenue	40.5	38.6	40.4

General and administrative expenses:
Salaries and wages, payroll taxes, employee benefits	31.8	33.3	33.8
Facilities	5.8	5.2	5.2
Stock-based compensation	0.3	—	4.1
Depreciation and amortization	2.2	2.0	1.9
Litigation accrual	1.3	(1.3)	4.0
Other	14.9	13.2	11.8

Total general and administrative expenses	56.3	52.4	60.7

Income (loss) from operations	3.2	9.0	(1.1)

Other income (expense):
Interest	0.6	(1.0)	(0.9)
Other, net	0.8	3.2	—

Total other income (expense)	1.5	2.2	(0.9)

Income (loss) before income tax expense	4.7	11.2	(2.0)
Income tax expense	2.0	2.6	—

Net income (loss)	2.7%	8.6%	(2.1)%

Fiscal Year 2007 Compared to Fiscal Year 2006

        Contract revenue.    Our contract revenue was $78.8 million for fiscal year ended December 28, 2007, with $64.4 million attributable to the Engineering Services segment and $12.7 million attributable to the Public Finance Services segment. Our Homeland Security Services segment generated $1.7 million during this period. Consolidated contract revenue increased $0.5 million, or 0.6%, from $78.3 million in the fiscal year ended December 29, 2006. This increase was due primarily to an increase of $1.2 million, or 10.3%, and $0.8 million, or 82.0%, in contract revenue of the Public Finance Services and Homeland Security Services segments, respectively, offset by a decrease of $1.5 million, or 2.3%, in contract revenue of the Engineering Services segment. Revenue in the Public Finance Services segment increased primarily due to increased district formation services to fund infrastructure projects as well as increased delinquency management services in our district administration services. Revenue in Homeland Security Services has increased due to an increase in our emergency response training courses, particularly in Southern California. Our Engineering Services segment decline was due in part to the slowdown in residential housing construction in the western

United States. A source of revenue in our Engineering Services segment is fees assessed for building permits. In the latter part of fiscal year 2006 and throughout fiscal year 2007, we experienced a reduction in revenue from these fees because of the downturn in the housing market.

        Direct costs of contract revenue.    Direct costs of contract revenue was $31.9 million for the fiscal year ended December 28, 2007, with $27.7 million attributable to the Engineering Services segment and $3.4 million attributable to the Public Finance Services segment. The additional $0.8 million is attributable to direct costs of contract revenue for our Homeland Security Services segment. Direct costs of contract revenue increased $1.7 million, or 5.6%, from $30.3 million for the fiscal year ended December 29, 2006. Of this total increase, direct costs of contract revenue increased $0.8 million, or 2.6%, in the Engineering Services segment and $0.6 million, or 21.4%, in the Public Finance Services segment. The remaining $0.3 million increase was attributable to the Homeland Security Services segment. Direct costs of contract revenue as a percentage of contract revenue for the fiscal year ended December 28, 2007 increased to 40.5% from 38.6% for the fiscal year ended December 29, 2006, primarily because our direct costs of contract revenue increased without a corresponding increase in our revenue. This is due in part to higher levels of non-salaries and wages cost which are passed through to clients at a lower mark-up than salaries and wages.

        Within direct costs of contract revenue, salaries and wages increased to 32.7% of contract revenue for the fiscal year ended December 28, 2007 from 31.4% for the fiscal year ended December 29, 2006. Comparing those same periods, subconsultant services increased to 5.8% of contract revenue from 5.3% of contract revenue.

        General and administrative expenses.    General and administrative expenses increased by $3.3 million, or 8.1%, to $44.3 million for the fiscal year ended December 28, 2007 from $41.0 million for the fiscal year ended December 29, 2006. This was due primarily to increases of $3.1 million and $0.2 million in general and administrative expenses of the Engineering Services and Homeland Security Services segments, respectively. General and administrative expenses for the Public Finance Services segment and unallocated corporate expenses remained flat. The Engineering Services segment increase includes a $2.0 million change in our litigation accrual as a result of the $1.0 million charge in fiscal year 2007 for reversal of the $1.0 million recovery of a prior indemnity claim recorded during fiscal year 2006. The litigation accrual is discussed above in "—Recent Developments-Litigation." Also included in our general and administrative expenses are the costs associated with management changes in the fiscal year ended December 28, 2007. These costs resulted in an increase of approximately $0.6 million in expenses for the payment of severance and other employee benefits. Overall, general and administrative expenses as a percentage of contract revenue increased to 56.3% in the fiscal year ended December 28, 2007 from 52.4% in the fiscal year ended December 29, 2006.

        The increases in general and administrative expenses also resulted from (i) an increase of approximately $1.4 million, or 13.2%, in other general and administrative expenses, which includes $0.4 million of legal fees related to the settlement of the West Hollywood litigation and (ii) an increase of $1.5 million related to increased costs associated with being a public company, of which $0.5 million related to costs associated with compliance with Section 404 of the Sarbanes-Oxley Act. The balance includes additional audit and legal fees and Board of Director fees. Additionally, approximately $0.4 million of the increase to other general and administrative expenses resulted from increased insurance premiums, computer expenses and other costs associated with our increase in contract revenue offset by decreases in marketing expenses, bad debt expenses and other expenses of approximately $0.9 million.

        As discussed above under "—Components of Income and Expense-Direct Costs of Contract Revenue," we do not allocate that portion of salaries and wages not related to time spent directly generating revenue to direct costs of contract revenue.

        Income from operations.    As a result of the above factors, income from operations was $2.5 million for the fiscal year ended December 28, 2007 as compared to a $7.0 million for the fiscal year ended December 29, 2006. Income from operations as a percentage of contract revenue, decreased to 3.2% in the fiscal year ended December 28, 2007 from 9.0% in the prior year period.

        Other income (expense).    Other income (expense), net, decreased by $0.5 million, or 31.4%, to $1.2 million of income in the fiscal year ended December 28, 2007 from $1.7 million of income in the fiscal ended December 29, 2006. This decrease was primarily due to $2.3 million of life insurance proceeds received in 2006 as a result of the death of our former chief executive officer in May 2006, partially offset by a decrease in interest expense of approximately $1.3 million primarily as a result of (i) the reversal of $0.6 million of accrued interest payable associated with the West Hollywood litigation settlement and (ii) an increase in interest income of approximately $0.5 million from invested initial public offering proceeds.

        Income tax expense.    Effective as of the first day of trading of our common stock, November 21, 2006, the S Corporation status of our Company and the "qualified S subsidiary" status of our subsidiaries terminated and thereafter we were subject to federal and state income taxes as a C Corporation. Thus we were taxed at regular corporate rates during the fiscal year ended December 28, 2007 and the income tax expense for fiscal year 2007 and 2006 is not comparable.

  Fiscal Year 2006 Compared to Fiscal Year 2005

        Contract revenue.    Our contract revenue was $78.3 million for the fiscal year ended December 29, 2006, with $65.9 million attributable to the Engineering Services segment and $11.5 million attributable to the Public Finance Services segment. Our Homeland Security Services segment generated $0.9 million during this period. Consolidated contract revenue increased $11.0 million, or 16.3%, from $67.3 million in the fiscal year ended December 30, 2005. This was due primarily to increases of $9.0 million, or 15.8%, and $1.2 million, or 12.0%, in contract revenue of the Engineering Services and Public Finance Services segments, respectively. In addition, 2006 was the first fiscal year in which our Homeland Security Services segment, which began operations in the second half of fiscal year 2005, generated notable revenue. Contract revenue in the Homeland Security Services segment increased from $0.1 million in fiscal year 2005 to $1.0 million in fiscal year 2006. Overall headcount increased to 670 as of December 29, 2006 from 599 as of December 30, 2005, an increase of 11.9%.

        The growth in contract revenue for the Engineering Services segment was due primarily to increased demand for our existing services. To respond to this demand, our Engineering Services segment increased its total headcount to 542 as of December 29, 2006 from 481 as of December 30, 2005, representing an increase of 12.7%. To respond to demand for our services in additional geographic areas of California, we opened a new satellite office in Santa Rosa, California in May 2006. To respond to demand for our services in our existing geographic locations, in fiscal year 2006, we relocated and/or expanded our facilities in Bakersfield, Fresno, Redding, and Sacramento, California, as well as in Phoenix and Tucson, Arizona and Henderson, Nevada. In fiscal year 2005, we opened two new satellite office locations in Fresno and Marysville, California.

        The growth in contract revenue for our Public Finance Services segment also was due primarily to increased demand for our existing services. To respond to this demand, we opened two new MuniFinancial locations in June 2006 and September 2006 in Bellevue, Washington and Orlando, Florida. Our Public Finance Services segment met this increased demand for services without increasing its total headcount. Total headcount was 78 as of December 29, 2006 which represents no change from the total headcount as of December 30, 2005.

        To provide for demand for our Homeland Security Services, we opened a separate location for these services in Anaheim, California in March 2006.

        Direct costs of contract revenue.    Direct costs of contract revenue was $30.3 million in the fiscal year ended December 29, 2006, with $27.0 million attributable to the Engineering Services segment and $2.8 million attributable to the Public Finance Services segment. The additional $0.5 million is attributable to direct costs of contract revenue for our Homeland Security Services segment. This represented a total increase of $3.1 million, or 11.4%, from $27.2 million in the fiscal year ended December 30, 2005. Of this total increase, direct costs of contract revenue increased $2.7 million, or 11.0%, in the Engineering Services segment and there was no increase in the Public Finance Services segment. The remaining $0.4 million is attributable to the Homeland Security Services segment. These increases were primarily the result of the increased volume of activity that generated the increased contract revenue previously discussed for our three operating segments. Direct costs of contract revenue as a percentage of contract revenue for the fiscal year ended December 29, 2006 decreased to 38.6% from 40.4% for the fiscal year ended December 30, 2005.

        Within direct costs of contract revenue, salaries and wages increased from 31.1% of contract revenue in the fiscal year ended December 30, 2005 to 31.4% in the fiscal year ended December 29, 2006. Comparing those same periods, subconsultant services decreased from 7.1% of contract revenue to 5.3% of contract revenue. This shift within direct costs of contract revenue is primarily due to the establishment of our subsidiary, PARs, in fiscal year 2005. PARs provides in-house staffing services to Willdan by hiring professionals that would in the past have been engaged as subconsultants or independent contractors. Numerous subconsultants whom we previously engaged as independent contractors for projects within our Engineering Services segment became employees of PARs. All contract revenue and expenses associated with the operation of PARs are included in the Engineering Services segment.

        General and administrative expenses.    General and administrative expenses increased by $0.2 million, or 0.5%, to $41.0 million in the fiscal year ended December 29, 2006 from $40.8 million in the fiscal year ended December 30, 2005. This was due primarily to increases of $0.9 million and $0.9 million in general and administrative expenses of the Engineering Services and Public Finance Services segments, respectively, along with expenses of $0.4 million related to the establishment of our Homeland Security Services segment. These increases were partially offset by a reduction of $2.0 million attributed to unallocated corporate expenses. General and administrative expenses as a percentage of contract revenue decreased to 52.4% in the fiscal year ended December 29, 2006 from 60.7% in the prior year period.

        The increases in general and administrative expenses in the Engineering Services and Public Finance Services segments were due primarily to increased costs related to the growth in headcount of engineers and other professionals. Additionally, the $0.9 million increase in the Engineering Services segment is net of a $1.0 million reduction in our litigation accrual as a result of the recovery of a prior indemnity claim, which reduction was subsequently reversed in the fourth quarter of 2007. Employee related costs included in general and administrative expenses such as payroll taxes, employee benefits, bonuses and that portion of salaries and wages related to time not spent directly generating revenue increased by $3.3 million, or 14.7%. Facilities costs increased by $0.6 million, or 16.2%, as a result of additional needs created by the increased headcount. Depreciation and amortization increased by $0.3 million, or 26.0%, as a result of additional needs for leasehold improvements, furniture, fixtures and equipment created by additional personnel. Other general and administrative expenses increased by approximately $2.4 million, or 30.5%. This includes an increase of $0.2 million for bad debt expense related to an Engineering Services segment project, an increase of $0.3 million in marketing expense primarily due to design and printing costs related to our name change in June 2006, an increase of $0.3 million in insurance premiums and an increase in $0.2 million in computer expense related to increases in employee headcount, and expenses related to our initial public offering. As discussed above under "—Components of Income and Expense—Direct Costs of Contract Revenue," we do not allocate the costs discussed above to direct costs of contract revenue.

        The $2.0 million decrease in unallocated corporate expense is primarily the result of a decrease of $2.7 million in stock-based compensation expense in 2006 compared to 2005. Stock-based compensation expense in anticipation of the initial public offering of $2.7 million was recorded in the fiscal year ended December 30, 2005 in connection with stock issuances during that period.

        Income (loss) from operations.    As a result of the above factors, income from operations was $7.0 million for the fiscal year ended December 29, 2006 as compared to a $0.7 million loss from operations for the fiscal year ended December 30, 2005. Income from operations as a percentage of contract revenue, increased to 9.0% in the fiscal year ended December 29, 2006 from (1.1)% in the prior year period. As discussed above, income from operations for the fiscal year ended December 29, 2006 includes a reduction in litigation accrual of $1.0 million as a result of the recovery in 2006 on a prior 2002 claim, which reduction was subsequently reversed in the fourth quarter of 2007, and a decrease from fiscal year 2005 of $2.7 million in stock-based compensation expense.

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

        Income tax expense.    In fiscal year 2006, income tax expense increased by $2.0 million to $2.0 million from $17,000 in fiscal year 2005. This increase was due primarily to an increase of $1.5 million to record our deferred tax liability at C Corporation federal and state tax rates that resulted from the termination of our S Corporation status upon completion of our initial public offering. To a lesser extent, the increase in income tax expense relates to calculating the expense for the post-IPO period using C Corporation tax rates.

Liquidity and Capital Resources

        As of December 28, 2007, we had $15.5 million of cash and cash equivalents. Our primary sources of liquidity are cash generated from operations and borrowings under our revolving line of credit. We believe that our cash on hand, cash generated by operating activities and funds available under our credit facility will be sufficient to finance our operating activities for at least the next 12 months.

  Cash Flows from Operating Activities

        Cash flows used in operating activities was $0.3 million for the fiscal year ended December 28, 2007 compared to cash flows provided by operating activities of $6.3 million for fiscal year 2006 and $4.6 million for fiscal year 2005. The cash flows used in operating activities in the fiscal year ended December 28, 2007 were comparatively higher than in fiscal year 2006 due primarily to the payment of accrued liabilities related to the West Hollywood litigation net of amounts paid for by our insurance company along with payment of increased general and administrative costs. In the 2006 period, net cash provided by operating activities included $2.3 million of life insurance proceeds received as a result of the death of our former chief executive officer in May 2006.

  Cash Flows from Investing Activities

        Cash flows used in investing activities were $1.9 million for the fiscal year ended December 28, 2007 compared to $2.9 million for fiscal year 2006 and $1.9 million for fiscal year 2005. The decrease of cash used in investing activities for fiscal year 2007 over fiscal year 2006 resulted primarily from the decrease in expenditures for equipment and leasehold improvements. This decrease was offset by an increase of $1.3 million in the net purchase of temporary liquid investments with the proceeds from our initial public offering in November 2006. Fiscal years 2006 and 2005 included higher than historical levels of equipment and leasehold improvements purchases due to the establishment of new office locations and the relocation of existing office facilities, including our corporate offices.

  Cash Flows from Financing Activities

        Cash flows used in financing activities were $2.9 million for the fiscal year ended December 28, 2007 compared to cash flows provided by financing activities of $14.2 million for the fiscal year ended December 29, 2006 and $0.1 million for fiscal 2005. The net change between fiscal years 2007 and 2006 for cash from financing activities is $17.2 million, which is primarily the result of net proceeds of $20.4 million received in fiscal 2006 from the sale of stock in our initial public offering and the exercise of the overallotment option, partially offset by a decrease of $2.3 million in distributions paid to holders of our redeemable common stock. The fiscal year 2007 distribution was our final S corporation distribution to our stockholders and we used the proceeds from our initial public offering to pay this amount. We will not make a similar distribution in the future because we can no longer elect to be treated as an S corporation. Cash flows provided by financing activities for the fiscal year 2006 increased from fiscal year 2005 primarily as a result of an increase in net proceeds from issuance of common stock of $16.9 million as a result of our initial public offering and the exercise of the over-allotment option and a decrease in net debt repayments of $1.2 million, partially offset by an increase in the distributions to holders of redeemable common stock of $3.8 million.

  Outstanding Indebtedness

        We currently have a revolving line of credit with a bank. We also finance insurance premiums by entering into unsecured notes payable with insurance companies.

        Under the terms of the credit agreement, we can borrow up to $10.0 million from time to time up to and until January 1, 2010. Loans made under the revolving line of credit will accrue interest at either (i) the floating rate of 0.50% below the prime rate in effect from time to time or (ii) the fixed rate of 1.25% above LIBOR, at our election. For prime rate loans, the interest rate will be adjusted when each prime rate change by the bank is announced and becomes effective. The interest rate is subject to adjustment based on changes in our ratio of total funded debt to EBITDA (as defined in the credit agreement). Upon a default, the interest rate will be increased by a default rate margin of 4.00%. Upon the occurrence of an event of default under the credit agreement, the bank has the option to make all indebtedness then owed by us under the credit agreement immediately due and payable. The revolving line of credit matures on January 31, 2010.

        Borrowings under the credit agreement are secured by all accounts receivable and other rights to payment, general intangibles, inventory and equipment including those of our subsidiaries. Each subsidiary (except Public Agency Resources) has signed an unconditional guaranty of our obligations under the agreements. The credit agreement also contains customary representations and affirmative covenants, including covenants to maintain a minimum tangible net worth, a minimum net income, a minimum asset coverage ratio and a maximum ratio of total funded debt to EBITDA (each ratio as specifically defined in the credit agreement). The credit agreement also includes customary negative covenants, including a covenant that prohibits the incurrence of additional indebtedness by us or our subsidiaries other than purchase money indebtedness not to exceed $2.0 million and indebtedness existing on the date of the credit agreement, and a covenant that prohibits payment of dividends on our stock. In addition, the credit agreement includes customary defaults for a credit facility. There were no outstanding borrowings under this agreement as of December 28, 2007.

        We terminated our prior business loan agreement, promissory note and commercial security agreement with Orange County Business Bank, or OCBB, on December 31, 2007. We terminated the loan agreement with OCBB in connection with the entering into of our new revolving credit facility described above. We paid no fees or penalties as a result of terminating the our loan agreement with OCBB.

        In connection with the June 2006 acquisition of the assets of an entity that developed and delivered training courses, we entered into a $150,000 note payable to the seller for a portion of the purchase price. The seller was hired as an employee in connection with this acquisition. This related party note bore interest at 6.0% and was repaid during fiscal year 2007.

  Contractual obligations

        We have certain cash obligations and other commitments which will impact our short- and long-term liquidity. At December 28, 2007, such obligations and commitments consisted of long-term debt, operating leases and capital leases. The following table sets forth our contractual obligations as of December 28, 2007:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long term debt(1)	$1,116,000	$1,116,000	$—	$—	$—
Operating leases	15,931,000	4,060,000	5,740,000	4,285,000	1,846,000
Capital leases	675,000	278,000	349,000	48,000	—

Total contractual cash obligations	$17,722,000	$5,454,000	$6,089,000	$4,333,000	$1,846,000

(1)
Long-term debt includes principal and interest payments under our debt agreements assuming no additional borrowings or principal payments.

New Accounting Pronouncements

        In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48), an interpretation of FASB Statement of Financial Accounting Stands (SFAS) No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes (SFAS 109)". SFAS 109 does not prescribe a recognition threshold or measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. Diversity in practice existed in the accounting for income taxes. To address that diversity, FIN 48 clarifies the application of SFAS 109 by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise's financial statements. Additionally, FIN 48 provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Our adoption of FIN 48 did not have a material effect on our consolidated financial statements.

        SFAS No. 157, "Fair Value Measurements" (SFAS 157), defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. We adopted the provisions of SFAS 157 effective as of the beginning of fiscal year 2008. We do not expect SFAS 157 to have a material impact on our results of operations, financial position, or cash flows.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS 159) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective as of the beginning of fiscal year 2008. The provisions of SFAS 159 are elective, and we have not determined whether and to what extent we may implement its provisions or how if implemented, it might affect our financial statements.

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

        As a result of our initial public offering, we had cash and cash equivalents of $15.5 million as of December 28, 2007. Of this amount, $0.5 million was invested in the Orange County Business Bank Money Market Fund and $14.2 million was invested in cash in the Lehman Brothers National Muni Money Fund Reserve Class. Although these investments are subject to variable interest rates, we do not believe we are subject to significant market risk for these short-term investments.

        We do not engage in trading activities and do not participate in foreign currency transactions or utilize derivative financial instruments. Additionally, as of December 28, 2007, we did not have any outstanding debt under our revolving credit facility that bears interest at variable or fixed rates.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements and related financial information, as listed under Item 15, appear in a separate section of this annual report beginning on page F-1.

Index to Consolidated Financial Statements

Page
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of December 28, 2007 and December 29, 2006	F-2
Consolidated Statements of Operations for each of the fiscal years in the three-year period ended December 28, 2007	F-3
Consolidated Statements of Redeemable Common Stock and Stockholders' Equity for each of the fiscal years in the three-year period ended December 28, 2007	F-4
Consolidated Statements of Cash Flows for each of the fiscal years in the three-year period ended December 28, 2007	F-5
Notes to Consolidated Financial Statements	F-6

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        There were no changes in and/or disagreements with accountants on accounting and financial disclosure during the year ended December 28, 2007.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures defined in Rule 13a-15(e) under the Exchange Act, as controls and other procedures that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer, Tom Brisbin, and our Chief Financial Officer, Kimberly Gant, as appropriate to allow timely decisions regarding required disclosure.

        In connection with the preparation of this Annual Report, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief

Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 28, 2007.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 19434, as amended). Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Our management assessed the effectiveness of our internal control over financial reporting as of December 28, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of December 28, 2007, our internal control over financial reporting was effective based on these criteria.

Report of Independent Registered Public Accounting Firm

        This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Changes in Internal Controls

        Based on our evaluation carried out in accordance with SEC Rule 15d-15(b) under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we concluded that there were no changes during the fourth fiscal quarter of 2007 our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this item is incorporated by reference to Willdan Group, Inc.'s Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the Company's 2007 fiscal year.

        We have posted our Code of Ethical Conduct on our website, www.willdangroup.com, under the heading "Corporate Governance". The Code of Ethical Conduct applies to our Chief Executive Officer, and Chief Financial Officer. Upon request, we will provide any person with a copy of the Code of Ethical Conduct. See "Item 1. Business—Available Information."

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this item is incorporated by reference to Willdan Group, Inc.'s Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the Company's 2007 fiscal year.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

        The information required by this item is incorporated by reference to Willdan Group, Inc.'s Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the Company's 2007 fiscal year.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is incorporated by reference to Willdan Group, Inc.'s Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the Company's 2007 fiscal year.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item is incorporated by reference to Willdan Group, Inc.'s Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the Company's 2007 fiscal year.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

  (a)
  The following documents are filed as part of this report:

  1.
  Financial Statements

        The following financial statements of Willdan Group, Inc. and report of independent auditors are included in Item 8 of this annual report and submitted in a separate section beginning on page F-1:

Page
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of December 28, 2007 and December 29, 2006	F-2
Consolidated Statements of Operations for each of the fiscal years in the three-year period ended December 28, 2007	F-3
Consolidated Statements of Redeemable Common Stock and Stockholders' Equity for each of the fiscal years in the three-year period ended December 28, 2007	F-4
Consolidated Statements of Cash Flows for each of the fiscal years in the three-year period ended December 28, 2007	F-5
Notes to Consolidated Financial Statements	F-6
    2.
    Financial Statements Schedules

        All required schedules are omitted because they are not applicable or the required information is shown in the financial statements or the accompanying notes.

    3.
    Exhibits

        The exhibits filed as part of this annual report are listed in Item 15(b).

  (b)
  Exhibits.

        The following exhibits are filed as a part of this report:

Exhibit Number	Exhibit Description
3.1	Articles of Incorporation of Willdan Group, Inc., including amendments thereto(1)
3.2	Bylaws of Willdan Group, Inc.(1)
4.1	Specimen Stock Certificate for shares of the Registrant's Common Stock(1)
4.2	The Company agrees to furnish to the Securities and Exchange Commission upon request a copy of each instrument with respect to issues of long-term debt of Willdan Group, Inc. and its subsidiaries, the authorized principal amount of which does not exceed 10% of the consolidated assets of Willdan Group, Inc. and its subsidiaries.
10.1	Credit Agreement for $10,000,000 Revolving Line of Credit, dated December 28, 2007, between Willdan Group, Inc. and Wells Fargo Bank Bank, National Association, relating to the Credit Note in 10.2(5)
10.2	Revolving Line of Credit Note for $10,000,000, dated December 28, 2007, by Willdan Group, Inc. in favor of Wells Fargo Bank, National Association(5)
10.3	Security Agreement, dated December 28, 2007, between Willdan Group, Inc. and Wells Fargo Bank, National Association, relating to the Credit Note in 10.2(5)
10.4	Continuing Security Agreement: Rights to Payment and Inventory, dated December 28, 2007, between Willdan Group, Inc. and Wells Fargo Bank, National Association, relating to the Revolving Line of Credit Note in 10.2(5)
10.5†	Willdan Associates Incentive Bonus Plan, effective May 1, 1996(1)
10.6†	MuniFinancial 2005 Bonus Plan(1)
10.7†	Form of Tax Agreement Relating to S Corporation Distributions by the Registrant and its shareholders(1)
10.8†	Willdan Group, Inc. 2006 Stock Incentive Plan(1)
10.9†	Form of Incentive Stock Option Agreement(1)
10.10†	Form of Non-Qualified Stock Option Agreement(1)
10.11†	Amended and Restated Willdan Group, Inc. 2006 Employee Stock Purchase Plan(6)
10.12†	Form of Indemnification Agreement between Willdan Group, Inc. and its Directors and Officers(1)
10.13	Office Lease by and between Spectrum Waples Street, LLC, a California limited liability company, Spectrum Lambert Plaza, LLC, a California limited liability company and The Willdan Group of Companies dated October 15, 2004 for the principal office located at 2401 East Katella Avenue, Anaheim, California(1)
10.14	First Amendment to Lease by and between 2401 Katella, LLC and The Willdan Group of Companies, dated February 27, 2006 for the principal office located at 2401 Katella Avenue, Anaheim, California(1)
10.15	Second Amendment to Lease by and between 2401 Katella, LLC and The Willdan Group of Companies dated March 6, 2006 for the principal office located at 2401 Katella Avenue, Anaheim, California(1)
10.16	Warrant Agreement between Willdan Group, Inc. and Wedbush Morgan Securities Inc.(1)
10.17†	Indemnification Agreement between Willdan Group, Inc. and Linda Heil(1)
10.18†	Agreement and General Release between Willdan Group, Inc. and Richard Kopecky effective February 20, 2007(2)
10.19	Settlement Agreement among the City of West Hollywood, Willdan and Willdan Group, Inc., effective March 6, 2007(3)
10.20†	Employment Agreement between Willdan Group, Inc. and Thomas D. Brisbin dated April 2, 2007(7)

10.21†	Employment Agreement between Willdan Group, Inc. and Mallory McCamant dated July 23, 2007(8)
10.22†	Employment Agreement between Willdan Group, Inc. and Kimberly D. Gant dated July 23, 2007(8)
14.1	Code of Ethical Conduct of Willdan Group, Inc.(6)
21.1	Subsidiaries of Willdan Group, Inc.(1)
23.1	Consent of Independent Registered Public Accounting Firm*
24.1	Power of Attorney (included on signature page hereto)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002*

*
Filed herewith.

†
Indicates a management contract or compensating plan or arrangement.

(1)
Incorporated by reference to Willdan Group, Inc.'s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on August 9, 2006, as amended (File No. 333-136444).

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

(3)
Incorporated by reference to Willdan Group, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 12, 2007.

(4)
Incorporated by reference to Willdan Group, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 27, 2007.

(5)
Incorporated by reference to Willdan Group, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 2, 2008.

(6)
Incorporated by reference to Willdan Group, Inc.'s Current Report on Form 10-K, filed with the Securities and Exchange Commission on March 27, 2007.

(7)
Incorporated by reference to Willdan Group, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 3, 2007.

(8)
Incorporated by reference to Willdan Group, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 26, 2007.

SIGNATURES AND CERTIFICATIONS

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Anaheim, State of California, on March 26, 2008.

WILLDAN GROUP, INC.
/s/ KIMBERLY D. GANT
Kimberly D. Gant Chief Financial Officer and Senior Vice President Date: March 26, 2008

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

Signature	Title	Date

/s/ THOMAS D. BRISBIN Thomas D. Brisbin	Director, President and Chief Executive Officer	March 26, 2008
/s/ KIMBERLY D. GANT Kimberly D. Gant	Chief Financial Officer and Senior Vice President	March 26, 2008
/s/ WIN WESTFALL Win Westfall	Director	March 26, 2008
/s/ LINDA L. HEIL Linda L. Heil	Director	March 26, 2008
/s/ W. TRACY LENOCKER W. Tracy Lenocker	Director	March 26, 2008
/s/ KEITH W. RENKEN Keith W. Renken	Director	March 26, 2008
/s/ CHELL SMITH Chell Smith	Director	March 26, 2008
/s/ JOHN M. TOUPS John M. Toups	Director	March 26, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Willdan Group, Inc.

        We have audited the accompanying consolidated balance sheets of Willdan Group, Inc. and subsidiaries as of December 28, 2007 and December 29, 2006, and the related consolidated statements of operations, redeemable common stock and stockholders' equity, and cash flows for each of the fiscal years in the three-year period ended December 28, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Willdan Group, Inc. and subsidiaries at December 28, 2007 and December 29, 2006, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended December 28, 2007, in conformity with U.S. generally accepted accounting principles.

                      /s/ KPMG LLP

March 25, 2008
Los Angeles, California

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 28, 2007	December 29, 2006
Assets
Current assets:
Cash and cash equivalents	$15,511,000	$20,633,000
Liquid investments	1,300,000	—

Cash, cash equivalents and liquid investments	16,811,000	20,633,000

Accounts receivable, net of allowance for doubtful accounts of $372,000 and $492,000 at December 28, 2007 and December 29, 2006, respectively	15,090,000	14,270,000
Costs and estimated earnings in excess of billings on uncompleted contracts	7,336,000	7,960,000
Other receivables	157,000	4,505,000
Prepaid expenses and other current assets	2,067,000	1,858,000

Total current assets	41,461,000	49,226,000
Equipment and leasehold improvements, net	3,354,000	4,372,000
Goodwill	2,911,000	2,911,000
Other assets	500,000	599,000

Total assets	$48,226,000	$57,108,000

Liabilities and Stockholders' Equity
Current liabilities:
Excess of outstanding checks over bank balance	$633,000	$257,000
Accounts payable	1,136,000	1,270,000
Accrued liabilities	5,314,000	14,106,000
Billings in excess of costs and estimated earnings on uncompleted contracts	941,000	1,222,000
Accrued final distribution payable to holders of redeemable common stock.	—	3,150,000
Current portion of notes payable	1,088,000	993,000
Current portion of notes payable to related parties	—	75,000
Current portion of capital lease obligations	176,000	170,000
Current portion of deferred income taxes	2,002,000	1,262,000

Total current liabilities	11,290,000	22,505,000
Notes payable to related parties	—	46,000
Capital lease obligations, less current portion	283,000	348,000
Deferred lease obligations	606,000	547,000
Deferred income taxes, net of current portion	395,000	398,000

Total liabilities	12,574,000	23,844,000

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized; 7,150,000 and 7,148,000 shares issued and outstanding at December 28, 2007 and December 29, 2006, respectively	71,000	71,000
Additional paid-in capital	32,796,000	32,552,000
Retained earnings	2,785,000	641,000

Total stockholders' equity	35,652,000	33,264,000

Total liabilities and stockholders' equity	$48,226,000	$57,108,000

See accompanying notes to consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year
	2007	2006	2005
Contract revenue	$78,798,000	$78,339,000	$67,263,000

Direct costs of contract revenue:
Salaries and wages	25,769,000	24,602,000	20,918,000
Production expenses	1,568,000	1,496,000	1,529,000
Subconsultant services	4,600,000	4,168,000	4,745,000

Total direct costs of contract revenue	31,937,000	30,266,000	27,192,000

General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	25,061,000	26,051,000	22,720,000
Facilities	4,546,000	4,046,000	3,481,000
Stock-based compensation	209,000	38,000	2,737,000
Depreciation and amortization	1,747,000	1,584,000	1,257,000
Litigation accrual (reversal)	1,049,000	(1,049,000)	2,686,000
Other	11,727,000	10,359,000	7,935,000

Total general and administrative expenses	44,339,000	41,029,000	40,816,000

Income (loss) from operations	2,522,000	7,044,000	(745,000)

Other income (expense):
Interest	499,000	(773,000)	(630,000)
Other, net	666,000	2,470,000	11,000

Total other income (expenses)	1,165,000	1,697,000	(619,000)

Income (loss) before income tax expense	3,687,000	8,741,000	(1,364,000)
Income tax expense	1,543,000	2,021,000	17,000

Net income (loss)	$2,144,000	$6,720,000	$(1,381,000)

Earnings (loss) per share:
Basic and diluted	$0.30	$1.37	$(0.35)

Weighted-average shares outstanding:
Basic	7,149,000	4,900,000	3,994,000
Diluted	7,150,000	4,900,000	3,994,000
Pro Forma Data (unaudited):
Pro forma provision for income taxes		$2,596,000	$549,000
Pro forma net income (loss)		$6,145,000	$(1,913,000)
Pro forma earnings per common share, basic and diluted		$1.25	$(0.48)

See accompanying notes to consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF REDEEMABLE COMMON STOCK
AND STOCKHOLDERS' EQUITY

	Common Stock
			Additional Paid-in Capital	Receivable from Stockholders	Retained Earnings
	Shares	Amount				Total
Balances for redeemable common stock at December 31, 2004	3,760,000	$5,209,000	$—	$(16,000)	$6,284,000	$11,477,000
Shares of redeemable common stock purchased and canceled in connection with buy/sell stock plan	(6,000)	(9,000)	—	—	(16,000)	(25,000)
Shares of redeemable common stock issued in connection with buy/sell stock plan	954,000	3,594,000	—	(38,000)	—	3,556,,000
Stock-based compensation	—	2,737,000	—	—	—	2,737,,000
Receipt of stockholder receivable	—	—	—	16,000	—	16,000
Decrease in the difference between the aggregate redemption amount and the carrying amount for redeemable common stock	—	(390,000)	—	—	390,000	—
Distributions	—	—	—	—	(1,720,000)	(1,720,000)
Net loss	—	—	—	—	(1,381,000)	(1,381,000)

Balances for redeemable common stock at December 30, 2005	4,708,000	11,141,000	—	(38,000)	3,557,000	14,660,000
Shares of redeemable common issued in connection with buy/sell stock plan	5,000	18,,000	—	—	—	18,000
Receipt of stockholder receivable	—	—	—	38,000	—	38,000
Reclassification from common stock to additional paid-in capital	—	(11,112,000)	11,112,,000	—	—	—
Decrease in the difference between the aggregate redemption amount and the carrying amount for redeemable common stock	—	—	(264,000)	—	264,000	—
Distributions to holders of redeemable common stock	—	—	—	—	(8,634,000)	(8,634,000)
Reclassification of remaining undistributed retained earnings upon conversion from S Corporation to C Corporation	—	—	1,266,000	—	(1,266,000)	—
Shares of common stock issued in connection with initial public offering, net of offering costs	2,435,000	24,000	20,400,000	—	—	20,424,000
Stock-based compensation	—	—	38,000	—	—	38,000
Net income	—	—	—	—	6,720,000	6,720,000

Balances for stockholders' equity at December 29, 2006	7,148,000	71,000	32,552,000	—	641,000	33,264,,000
Shares of common stock issued in connection with employee stock purchase plan	2,000	—	25,000	—	—	25,000
Reduction of offering costs in connection with initial public offering.	—	—	10,000	—	—	10,000
Stock-based compensation	—	—	209,000	—	—	209,000
Net income	—	—	—	—	2,144,000	2,144,000

Balances for stockholders' equity at December 28, 2007	7,150,000	$71,000	$32,796,000	$—	$2,785,000	$35,652,000

See accompanying notes to consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year
	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$2,144,000	$6,720,000	$(1,381,000)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,755,000	1,584,000	1,274,000
Loss (gain) on sale of equipment	28,000	(13,000)	24,000
Allowance for doubtful accounts	212,000	481,000	321,000
Stock-based compensation	209,000	38,000	2,737,000
Changes in operating assets and liabilities:
Accounts receivable	(1,032,000)	(3,071,000)	(2,508,000)
Costs and estimated earnings in excess of billings on uncompleted contracts	624,000	(731,000)	(45,000)
Other receivables	4,348,000	(1,090,000)	(3,184,000)
Prepaid expenses and other current assets	(209,000)	(535,000)	(458,000)
Other assets	69,000	(8,000)	(115,000)
Accounts payable	(134,000)	226,000	(90,000)
Accrued liabilities	(8,792,000)	1,026,000	7,356,000
Billings in excess of costs and estimated earnings on uncompleted contracts	(281,000)	(134,000)	396,000
Deferred income taxes	737,000	1,602,000	(38,000)
Deferred lease obligations	59,000	178,000	276,000

Net cash provided by (used in) operating activities	(263,000)	6,273,000	4,565,000

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(654,000)	(2,822,000)	(1,885,000)
Proceeds from sale of equipment	35,000	5,000	28,000
Purchase of other assets	—	(100,000)	(15,000)
Purchase of liquid investments	(22,800,000)	—	—
Proceeds from sale of liquid investments	21,500,000	—	—

Net cash used in investing activities	(1,919,000)	(2,917,000)	(1,872,000)

Cash flows from financing activities:
Changes in excess of outstanding checks over bank balance	376,000	(115,000)	176,000
Payments on notes payable	(1,210,000)	(1,482,000)	(1,964,000)
Proceeds from notes payable	1,184,000	973,000	2,134,000
Borrowings under line of credit	418,000	11,700,000	29,390,000
Repayments of line of credit	(418,000)	(11,700,000)	(31,053,000)
Principal payments on capital leases	(175,000)	(158,000)	(148,000)
Payments on liabilities to stockholders	—	(3,000)	(255,000)
Proceeds from stockholder receivables	—	38,000	16,000
Proceeds from issuance of redeemable common stock	—	18,000	3,556,000
Proceeds from issuance of common stock in the initial public offering	—	22,646,000	—
Proceeds from sales of common stock under employee stock purchase plan	25,000	—	—
Distributions to holders of redeemable common stock	(3,150,000)	(5,484,000)	(1,720,000)
Payments to acquire retired stock	—	—	(25,000)
Refund (payment) of offering costs	10,000	(2,222,000)	—

Net cash provided by (used in) financing activities	(2,940,000)	14,211,000	107,000

Net increase (decrease) in cash and cash equivalents	(5,122,000)	17,567,000	2,800,000
Cash and cash equivalents at beginning of the year	20,633,000	3,066,000	266,000

Cash and cash equivalents at end of the year	$15,511,000	$20,633,000	$3,066,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$84,000	$143,000	$239,000
Income taxes	902,000	72,000	79,000
Supplemental disclosures of noncash investing and financing activities:
Equipment acquired under capital leases	$147,000	$386,000	$211,000
Amounts receivable from issuance of redeemable common stock	—	—	38,000
Note payable issued in connection with acquisition of assets	—	150,000	—
Accrued final distributions to holders of redeemable common stock	—	3,150,000	—

See accompanying notes to consolidated financial statements

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years 2007, 2006 and 2005

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

        Willdan Group, Inc., a Delaware corporation, is the successor to The Willdan Group of Companies, a California corporation. Willdan Group, Inc. was formed during fiscal year 2006, as a subsidiary of The Willdan Group of Companies, and on June 30, 2006, the assets and liabilities of The Willdan Group of Companies were transferred to Willdan Group, Inc. Willdan Group, Inc. had no operations prior to this transfer of assets and liabilities. Since the transaction occurred between entities under common control, the transfer was recorded at historical carrying values in a manner similar to the pooling of interests method of accounting. This resulted in a reclassification of $11.1 million from common stock to additional paid-in capital since the Willdan Group, Inc. common stock has a par value of $0.01 per share and The Willdan Group of Companies common stock had no par value. Hereinafter, Willdan Group refers to both Willdan Group, Inc. and its predecessor, The Willdan Group of Companies.

        On November 27, 2006, Willdan Group completed its initial public offering (IPO). The IPO resulted in the sale by Willdan Group of 2,000,000 shares of common stock at an initial offering price per share of $10.00, generating gross proceeds to Willdan Group of $20.0 million. A selling shareholder also sold 900,000 shares of common stock in the IPO. The aggregate proceeds to Willdan Group, net of underwriter's discounts and other offering costs, were approximately $16.4 million. On December 20, 2006, Willdan Group sold an additional 435,000 shares of common stock at $10.00 per share as a result of the underwriter exercising its over-allotment option. This resulted in additional net proceeds of approximately $4.0 million to Willdan Group. Willdan Group issued stock warrants in connection with the IPO to the underwriter for the right to purchase 290,000 common shares at 120% of the IPO share price, or $12.00 per share. The warrants became exercisable on November 20, 2007 and expire on November 20, 2011.

        Effective as of the completion of the IPO, the Company's book value stock purchase plan for Willdan Group's redeemable common stock was terminated and all of the outstanding shares of Willdan Group's common stock previously subject to the terms of this plan are no longer redeemable by Willdan Group. This resulted in a reclassification of the Company's equity to permanent equity as of the completion of the IPO.

        Prior to completion of the IPO, Willdan Group was owned by its employees, board members and a service provider. With the consent of its stockholders, Willdan Group had elected to be treated as an S Corporation for purposes of federal and state income taxes. Effective as of the first day of trading of Willdan Group's common stock, November 21, 2006, the S Corporation status terminated and thereafter the Company has been subject to federal and state income taxes as a C Corporation.

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2007, 2006 and 2005

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

        The consolidated financial statements include the accounts of Willdan Group Inc. and its wholly owned subsidiaries, Willdan, MuniFinancial, Arroyo Geotechnical, American Homeland Solutions, Willdan Resource Solutions and Public Agency Resources. Willdan Resource Solutions was formed and began operations in fiscal year 2007. All significant intercompany balances and transactions have been eliminated in consolidation.

  Fiscal Years

        The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to December 31. Fiscal years 2007, 2006 and 2005 were 52-week years. All references to years in the notes to consolidated financial statements represent fiscal years.

  Cash, Cash Equivalents and Liquid Investments

        All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. Cash and cash equivalents include money market funds and various deposit accounts.

        As of December 28, 2007, cash equivalents include $0.5 million invested in the Orange County Business Bank Money Market Fund and $14.2 million invested in Lehman Brothers National Muni Money Fund Reserve Class. The $1.3 million in liquid investments is invested in various auction rate securities. Outstanding checks in excess of cash on deposit have been reclassified to current liabilities.

        The Company from time to time may be exposed to credit risk with its bank deposits in excess of the FDIC insurance limits and with uninsured money market investments. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

  Fair Value of Financial Instruments

        As of December 28, 2007 and December 29, 2006, the carrying amounts of the Company's cash, cash equivalents, liquid investments, accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, other receivables, prepaid expenses and other current assets, excess of outstanding checks over bank balance, accounts payable, accrued liabilities, billings in excess of costs and estimated earnings on uncompleted contracts, and accrued final distribution payable to holders of redeemable common stock approximate their fair values because of the relatively short period of time between the origination of these instruments and their expected realization. The carrying amounts of notes payable to stockholders and other notes payable approximate their fair values since the terms are comparable to terms currently offered by local lending institutions for loans of similar terms to companies with comparable credit risk.

  Segment Information

        Willdan Group is a holding company with six subsidiary companies. The Company presents segment information externally consistent with the manner in which the Company's chief operating

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2007, 2006 and 2005

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

decision maker reviews information to assess performance and allocate resources. Willdan Group, Inc., the holding company, performs all administrative functions on behalf of the subsidiary companies, such as treasury, legal, accounting, information systems and human resources, and earns revenue that is only incidental to the activities of the enterprise. As a result, Willdan Group, Inc. does not meet the definition of an operating segment. Four of the six subsidiary companies are aggregated into one segment since they have similar characteristics including the nature of services, the methods used to provide services and the type of customer. The remaining two subsidiary companies each comprise an operating segment.

  Off-Balance Sheet Financings and Liabilities

        Other than lease commitments, legal contingencies incurred in the normal course of business, and employment contracts, the Company does not have any off-balance sheet financing arrangements or liabilities. In addition, the Company's policy is not to enter into derivative instruments, futures or forward contracts. Finally, the Company does not have any majority-owned subsidiaries or any interests in, or relationships with, any special-purpose entities that are not included in the consolidated financial statements.

  Accounting for Contracts

        The Company enters into contracts with its clients that contain three principal types of pricing provisions: fixed fee, time-and-materials, and unit-based. Revenue on fixed fee contracts is recognized on the percentage-of-completion method based generally on the ratio of direct costs incurred to date to estimated total direct costs at completion. Revenue on time-and-materials and unit-based contracts are recognized as the work is performed in accordance with specific terms of the contract. Revenue for amounts that have been billed but not earned is deferred and such deferred revenue is referred to as billings in excess of costs and estimated earnings on uncompleted contracts in the accompanying consolidated balance sheets.

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

        Applying the percentage-of-completion method of recognizing revenue requires the Company to estimate the indicated outcome of its long-term contracts. The Company forecasts such outcomes to the best of its knowledge and belief of current and expected conditions and its expected course of action. Differences between the Company's estimates and actual results often occur resulting in changes to reported revenue and earnings. Such changes could have a material effect on future consolidated financial statements.

        Direct costs of contract revenue consist primarily of that portion of technical and nontechnical salaries and wages that has been incurred in connection with revenue producing projects. Direct costs

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2007, 2006 and 2005

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

of contract revenue also include production expenses, subconsultant services and other expenses that are incurred in connection with revenue producing projects.

        Direct costs of contract revenue exclude that portion of technical and nontechnical salaries and wages related to marketing efforts, vacations, holidays and other time not spent directly generating revenue under existing contracts. Such costs are included in general and administrative expenses. Additionally, payroll taxes, bonuses and employee benefit costs for all Company personnel are included in general and administrative expenses in the accompanying consolidated statements of operations since no allocation of these costs is made to direct costs of contract revenue. No allocation of facilities costs is made to direct costs of contract revenue nor is depreciation and amortization allocated to direct costs. Other companies may classify as direct costs of contract revenue some of the costs that the Company classifies as general and administrative costs. The Company expenses direct costs of contract revenue when incurred.

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

        The value of retainage is included in accounts receivable in the accompanying consolidated financial statements. Retainage represents the billed amount that is retained by the customer, in accordance with the terms of the contract, generally until performance is substantially complete. At December 28, 2007 and December 29, 2006, the Company had retained accounts receivable of approximately $46,000 and $54,000, respectively.

  Leases

        All of the Company's office leases are classified as operating leases and rent expense is included in facilities expense in the accompanying consolidated statements of operations. Some of the lease terms include rent concessions and rent escalation clauses, all of which are taken into account in computing minimum lease payments. Minimum lease payments are recognized on a straight-line basis over the minimum lease term. The excess of rents recognized over the amounts contractually due pursuant to the underlying leases is reflected as a liability in the accompanying consolidated balance sheets. The cost of improvements that the Company makes to the leased office space is capitalized as leasehold improvements.

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

Fiscal Years 2007, 2006 and 2005

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

  Goodwill

        Goodwill represents the excess of costs over fair value of the assets acquired. The goodwill, which has an indefinite useful life, is not amortized, but instead tested for impairment at least annually or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value.

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

Fiscal Years 2007, 2006 and 2005

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

  Income Taxes

        Prior to November 21, 2006, for federal income tax purposes, the Company filed as an S Corporation wherein the Company elected and the stockholders consented to be taxed in a manner similar to partners in a general partnership. Since federal income taxes on S Corporation income are the responsibility of the individual stockholders, no federal tax provision is included in the accompanying consolidated financial statements for periods prior to November 21, 2006. Effective January 1, 2002, the Company elected to be treated as an S Corporation for state tax purposes and has provided for state income taxes at the applicable S Corporation statutory rate from January 1, 2002 through November 21, 2006.

        Effective upon the first day of trading of the Company's common stock as a result of the IPO, the S Corporation status was terminated and thereafter the Company has been subject to federal and state income taxes as a C Corporation. The effect of recognizing the Company's deferred tax liability using C Corporation federal and state tax rates instead of S Corporation state tax rates is included in the fiscal year 2006 tax provision in the accompanying consolidated statement of operations. The Company has revised its calculation of the deferred tax liability recognized upon termination of the Company's S Corporation status and the effects of the resulting revisions to the Company's previously reported consolidated financial statements for the fiscal year 2006 are immaterial. The effects are as follows:

	As Reported	Revision	Revised
Income tax expense	$2,452,000	$(431,000)	$2,021,000
Net income	6,289,000	431,000	6,720,000
Earning per share	1.28	0.09	1.37
Current portion of deferred income taxes	1,693,000	(431,000)	1,262,000
Total current liabilities	22,936,000	(431,000)	22,505,000
Retained earnings	210,000	431,000	641,000
Total stockholders' equity	32,833,000	431,000	33,264,000

        Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the financial reporting basis and tax basis of the Company's assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2007, 2006 and 2005

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Operating Cycle

        In accordance with industry practice, amounts realizable and payable under contracts, which may extend beyond one year, are included in current assets and liabilities.

  Use of Estimates

        The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Estimates also affect the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

  New Accounting Pronouncements

        In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48), an interpretation of FASB Statement of Financial Accounting Stands (SFAS) No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes (SFAS 109)". SFAS 109 does not prescribe a recognition threshold or measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. Diversity in practice existed in the accounting for income taxes. To address that diversity, FIN 48 clarifies the application of SFAS 109 by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise's financial statements. Additionally, FIN 48 provides guidance on measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Our adoption of FIN 48 did not have a material effect on our consolidated financial statements.

        SFAS No. 157, "Fair Value Measurements" (SFAS 157), defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. We adopted the provisions of SFAS 157 effective as of the beginning of fiscal year 2008. We do not expect SFAS 157 to have a material impact on our results of operations, financial position, or cash flows.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS 159) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective as of the beginning of fiscal year 2008. The provisions of SFAS 159 are elective, and we have not determined whether and to what extent we may implement its provisions or how if implemented, it might affect our financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2007, 2006 and 2005

3. EQUIPMENT AND LEASEHOLD IMPROVEMENTS

        Equipment and leasehold improvements consist of the following:

	December 28, 2007	December 29, 2006
Furniture and fixtures	$4,917,000	$4,825,000
Computer hardware and software	4,518,000	4,184,000
Leasehold improvements	900,000	880,000
Equipment under capital leases	787,000	757,000
Automobiles, trucks, and field equipment	412,000	401,000

Total	11,534,000	11,047,000
Accumulated depreciation and amortization	(8,180,000)	(6,675,000)

Equipment and Leasehold Improvements, net	$3,354,000	$4,372,000

        Included in accumulated depreciation and amortization is $189,000 and $181,000 of amortization related to equipment held under capital leases in fiscal years 2007 and 2006, respectively.

4. ACCRUED LIABILITIES

        Accrued liabilities consist of the following:

	December 28, 2007	December 29, 2006
Accrued bonuses	$202,000	$2,150,000
Paid leave bank	1,746,000	1,861,000
Compensation and payroll taxes	1,495,000	1,556,000
Accrued legal	92,000	41,000
Accrued workers' compensation insurance	19,000	50,000
Litigation accrual	235,000	5,951,000
Accrued interest	52,000	1,006,000
Income taxes payable	425,000	429,000
Other	1,048,000	1,062,000

Total accrued liabilities	$5,314,000	$14,106,000

5. STOCK OPTIONS

        As of December 28, 2007, the Company has two share-based compensation plans, which are described below. The compensation cost that has been charged against income for stock options issued under these plans was $209,000 and $38,000 for fiscal years 2007 and 2006, respectively. Prior to fiscal year 2006, the Company did not issue stock options.

2006 STOCK INCENTIVE PLAN

        In June 2006, the Company's board of directors adopted the 2006 Stock Incentive Plan ("2006 Plan") and it received stockholder approval. The Company re-submited the 2006 Plan to its stockholders for post-IPO approval at the 2007 annual stockholders' meeting and it was approved. The 2006 Plan will terminate ten years after the board of directors approved it. The 2006 Plan has 300,000

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2007, 2006 and 2005

5. STOCK OPTIONS (Continued)

shares of common stock reserved for issuance to the Company's directors, executives, officers, employees, consultants and advisors. No participant may be granted an option to purchase more than 100,000 shares in any fiscal year. Options may be granted with exercise prices at no less than fair market value at date of grant, with vesting provisions and contractual terms determined by the compensation committee of the board of directors on a grant-by-grant basis. Options granted under the 2006 Plan may be "non-statutory stock options" which expire no more than ten years from the date of grant or "incentive stock options" as defined in Section 422 of the Internal Revenue Code of 1986, as amended. Upon exercise of non-statutory stock options, the Company is generally entitled to a tax deduction on the exercise of the option for an amount equal to the excess over the exercise price of the fair market value of the shares at the date of exercise. The Company is generally not entitled to any tax deduction on the exercise of an incentive stock option. Option awards provide for accelerated vesting if there is a change in control (as defined in the 2006 Plan). Through December 28, 2007, options granted under the 2006 Plan consist of 210,000 shares and 23,000 shares for incentive stock options and non-statutory stock options, respectively.

        The fair value of each option is calculated using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatility is based upon historical volatility of "guideline companies" since the length of time the Company's shares have been publicly traded is shorter than the expected or contractual term of the options. The expected term of the option, taking into account both the contractual term of the option and the effects of employees' expected exercise and expected post-vesting termination behavior is estimated based upon the "shortcut" approach. Under this approach, the expected term is presumed to be the mid-point between the vesting date and the end of the contractual term. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The assumptions are as follows:

	2007	2006
Expected volatility	31%-34%	31%-36%
Expected dividends	0%	0%
Expected term (in years)	5.00-6.00	1.00-5.25
Risk-free rate	4.34%-5.26%	4.54%-4.71%

        A summary of option activity under the 2006 Plan as of December 28, 2007 and December 29, 2006, and changes during the fiscal years then ended is presented below. The intrinsic value of the options is $0, based on the Company's closing stock price of $7.11 on December 28, 2007.

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at December 29, 2006	28,000	$10.19	4.2
Granted	205,000	9.40	9.4
Exercised	—	—	—
Forfeited or expired	—	—	—

Outstanding at December 28, 2007	233,000	$9.50	8.6

Vested at December 28, 2007	33,000	$10.22	4.2

Exercisable at December 28, 2007	33,000	$10.22	4.2

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2007, 2006 and 2005

5. STOCK OPTIONS (Continued)

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at December 30, 2005	—	$—	—
Granted	28,000	10.19	4.2
Exercised	—	—	—
Forfeited or expired	—	—	—

Outstanding at December 29, 2006	28,000	$10.19	4.2

Vested at December 29, 2006	20,000	$10.00	1.9

Exercisable at December 29, 2006	20,000	$10.00	1.9

        A summary of the status of the Company's nonvested options as of December 28, 2007, and changes during the fiscal year ended December 28, 2007 and December 29, 2006, is presented below:

Nonvested Options	Options	Weighted-Average Grant-Date Fair Value
Nonvested at December 29, 2006	8,000	$3.91
Granted	205,000	3.76
Vested	(13,000)	3.95
Forfeited	—	—

Nonvested at December 28, 2007	200,000	3.76

Nonvested at December 30, 2005	—	$—
Granted	28,000	2.29
Vested	(20,000)	1.64
Forfeited	—	—

Nonvested at December 29, 2006	8,000	3.91

        As of December 28, 2007, there was $589,000 of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 2.4 years. The total fair value of vested options granted during the fiscal years ended December 28, 2007 and December 29, 2006 was $20,000 and $33,000, respectively.

AMENDED AND RESTATED 2006 EMPLOYEE STOCK PURCHASE PLAN

        The Company adopted its Amended and Restated 2006 Employee Stock Purchase Plan to allow eligible employees the right to purchase shares of common stock, at semi-annual intervals, with their accumulated payroll deductions. The plan received stockholder approval in June 2006. The Company re-submited the plan to its stockholders for post-IPO approval at the 2007 annual stockholders' meeting and obtained approval. A total of 300,000 shares of the Company's common stock have been reserved for issuance under the plan, with no more than 100,000 shares being issuable in any one calendar year.

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2007, 2006 and 2005

5. STOCK OPTIONS (Continued)

The plan has semi-annual periods beginning on each January 1 and ending on each June 30 and beginning on each July 1 and ending on each December 31. The first offering period commenced on February 10, 2007 and ended on June 30, 2007.

        Participants make contributions under the plan only by means of payroll deductions each payroll period. The accumulated contributions will be applied to the purchase of shares. Shares will be purchased under the plan on or as soon as practicable after, the last day of the offering period. The purchase price per share will equal 95% of the fair market value of a share on the last day of such offering period.

        The Company's Amended and Restated 2006 Employee Stock Purchase Plan is a non-compensatory plan. As a result, stock-based compensation expense will not be recognized in relation to this plan.

6. NOTES PAYABLE AND LINE OF CREDIT

        Notes payable, excluding amounts due to related parties, consist of the following:

	2007	2006
Unsecured notes payable to insurance companies to finance insurance premiums, interest at 5.63% for the notes outstanding as of December 28, 2007 and 5.97% for the notes outstanding as of December 29, 2006, payable in monthly principal and interest installments of $111,000 through September 2008	$1,088,000	$990,000
Note payable for automobile, 48-month term, bearing interest at 7.20%, payable in monthly principal and interest installments of $1,000 through July 2007, secured by a Company vehicle	—	3,000

Notes payable, excluding amount due to related parties, all current	$1,088,000	$993,000

        The Company has a credit agreement and a related revolving line of credit note and security agreement (collectively with the credit agreement and the note, the "agreements") with Wells Fargo Bank, National Association.

        Under the terms of the credit agreement, the Company can borrow up to $10.0 million from time to time up to and until January 1, 2010. Loans made under the revolving line of credit will accrue interest at either (i) the floating rate of 0.50% below the Prime Rate in effect from time to time or (ii) the fixed rate of 1.25% above LIBOR, at the election of the Company. The interest rate is subject to adjustment based on changes in the Company's ratio of total funded debt to EBITDA (as defined in the credit agreement). Upon a default, the interest rate will be increased by a default rate margin of 4.00%. Upon the occurrence of an event of default under the credit agreement, Wells Fargo has the option to make all indebtedness then owed by the Company under the agreements immediately due and payable. The revolving line of credit matures on January 31, 2010.

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2007, 2006 and 2005

6. NOTES PAYABLE AND LINE OF CREDIT (Continued)

        Borrowings under the credit agreement are secured by all accounts receivable and other rights to payment, general intangibles, inventory and equipment of the Company and its subsidiaries. Each subsidiary of the Company (except Public Agency Resources) has signed an unconditional guaranty of the Company's obligations under the agreements. The credit agreement also contains customary representations and affirmative covenants, including covenants to maintain a minimum tangible net worth, a minimum net income, a minimum asset coverage ratio and a maximum ratio of total funded debt to EBITDA (each ratio as specifically defined in the credit agreement). The credit agreement also includes customary negative covenants, including a covenant that prohibits the incurrence of additional indebtedness by the Company or its subsidiaries other than purchase money indebtedness not to exceed $2.0 million and indebtedness existing on the date of the credit agreement, and a covenant that prohibits payment of dividends on the Company's stock. In addition, the credit agreement includes customary defaults for a credit facility. There were no outstanding borrowings under this agreement as of December 28, 2007.

        The Company terminated its business loan agreement, promissory note and commercial security agreement (the "prior agreement") with Orange County Business Bank on December 31, 2007. The Company terminated the prior agreement in connection with its entering into the new revolving credit facility with Wells Fargo. The Company paid no fees or penalties as a result of terminating the prior agreement with Orange County Business Bank.

        In connection with the June 2006 acquisition of the assets of an entity that developed and delivered training courses, the Company entered into a $150,000 note payable to the seller for a portion of the purchase price. The seller was hired as a Company employee in connection with this acquisition. This related party note, which was repaid during fiscal year 2007, bore interest at 6% had an outstanding balance of $121,000 as of December 29, 2006.

7. BOOK VALUE STOCK PURCHASE PLAN

        Prior to the completion of the IPO, the Company had a program whereby selected employees, contract employees, officers and directors of the Company could purchase redeemable shares of the Company's stock. The purpose of the program was to provide for continuity of management by establishing a plan under which the stock of the Company would remain in the hands of those individuals who were or would be actively responsible for the continued success of the Company and who desired to own such stock. The existing stockholders approved additional sales of stock and the Company's board of directors determined which individuals and how many shares each of these individuals could purchase. Company employees and directors owned most of the Company's stock and every share of the Company's stock was covered by the stock buy/sell agreement (the Agreement).

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

Fiscal Years 2007, 2006 and 2005

7. BOOK VALUE STOCK PURCHASE PLAN (Continued)

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

        During fiscal year 2005, individuals purchased 954,000 shares of the Company's redeemable common stock at $3.77 per share pursuant to awards of stock purchase rights granted by the Company's board of directors. At the time of the stock sales, the Company was considering becoming a public company in addition to other forms of financing that would not have resulted in the Company becoming publicly traded. During the Company's year-end close process in February 2006, the Company determined it was possible the Company could be within one year of an IPO. Accordingly, the fiscal year 2005 sales of common stock were considered to be in contemplation of the Company's proposed IPO and the difference between the aggregate estimated fair value of the shares and the aggregate formula-based price was recorded as an expense in fiscal year 2005. The expense totaled $2.7 million and is included as stock based compensation within general and administrative expenses.

        In the evaluation of the fair value of the stock considered to be issued in contemplation of the IPO, the Company considered the profitability and financial condition of the Company, the proximity of the issuance to the offering, intervening events, transfer restrictions and exercise dates.

        As discussed in Note 1, upon completion of the IPO, the Agreement was terminated and the Company's stock is no longer redeemable by the Company.

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

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2007, 2006 and 2005

8. COMMITMENTS (Continued)

        Future minimum rental payments under capital and noncancelable operating leases are summarized as follows:

	Capital	Operating
Fiscal year:
2008	$278,000	$4,060,000
2009	228,000	3,051,000
2010	121,000	2,689,000
2011	48,000	2,437,000
2012	—	1,848,000
Thereafter	—	1,846,000

Total future minimum lease payments	$675,000	$15,931,000

Amount representing maintenance	(160,000)
Amount representing interest (at rates ranging from 4.75% to 10.0%)	(56,000)

Present value of net minimum lease payments under capital leases	459,000
Less current portion	176,000

	$283,000

        Rent expense and related charges for common area maintenance for all facility operating leases for 2007, 2006 and 2005 was approximately $3,337,000, $2,957,000 and $2,483,000, respectively.

  Employee Benefit Plans

        The Company has a qualified profit sharing plan (the Plan) pursuant to Code Section 401(a) and qualified cash or deferred arrangement pursuant to Code Section 401(k) covering substantially all employees. Employees may elect to contribute up to 50% of compensation limited to the amount allowed by tax laws. Company contributions are made solely at the discretion of the Company's Board of Directors. The Company made matching contributions of approximately $237,000, $277,000 and $231,000 during fiscal years 2007, 2006 and 2005 respectively.

        The Company has a discretionary bonus plan for regional managers, division managers and others as determined by the Company president. Bonuses are awarded if certain financial goals are achieved. The financial goals are not stated in the plan; rather they are judgmentally determined each year. In addition, the Board of Directors may declare discretionary bonuses to key employees and all employees are eligible for what the Company refers to as the "hot hand" bonus program, which pays awards for outstanding performance. Bonus expense for fiscal years 2007, 2006 and 2005 totaled approximately $202,000, $2,687,000, and $3,322,000 respectively, of which approximately $202,000 and $2,150,000 is included in accrued liabilities at December 28, 2007 and December 29, 2006, respectively.

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2007, 2006 and 2005

8. COMMITMENTS (Continued)

  Post employment health benefits

        In May 2006, the Company's board of directors approved providing lifetime health insurance coverage for the Company's chief executive officer and his spouse as of that date and for the widow of the Company's former chief executive officer, Mrs. Heil, who is also a Company board member. Additionally, the board approved health insurance coverage for Mrs. Heil's two dependents until they reach the maximum age for dependent coverage under the Company's health insurance policy.

        During fiscal year 2006, the Company recorded general and administrative expense equal to the present value of the expected payments for health insurance coverage for Mrs. Heil and her dependents. As of December 28, 2007, $134,000 is included in accrued liabilities in the accompanying consolidated balance sheet related to this obligation. The Company also began to amortize, to general and administrative expense, the present value of the expected payments for post employment health coverage for the Company's chief executive officer and his spouse over the period from approval of the benefit to the estimated date of retirement. During fiscal year 2007, this chief executive officer communicated his intent to retire and the Company prospectively adjusted the amortization and as of December 28, 2007 the entire amount related to this executive has been amortized.

9. INCOME TAXES

        The provision (benefit) for income taxes is comprised of:

	Fiscal Year
	2007	2006	2005
Current federal taxes	$650,000	$200,000	$—
Current state taxes	156,000	219,000	55,000
Deferred federal taxes	570,000	1,282,000	—
Deferred state taxes	167,000	320,000	(38,000)

Total	$1,543,000	$2,021,000	$17,000

        The provision for income taxes for fiscal year 2005, due to the lack of federal income taxes resulting from the Company's S Corporation election and due to state taxes, differs from the amount

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2007, 2006 and 2005

9. INCOME TAXES (Continued)

computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for fiscal year 2007 and 2006 are as follows:

	2007	2006
Computed "expected" federal income tax expense	$1,253,000	$2,972,000
Permanent difference—federal income tax effect of non-taxable life insurance proceeds	—	(765,000)
Other permanent differences	81,000	87,000
Current and deferred state income tax expense (benefit), net of federal benefit	217,000	145,000
Tax effect of earnings not subject to federal income tax due to S Corporation election	—	(1,931,000)
Federal and state tax effect of S to C Corporation conversion	—	1,543,000
Other	(8,000)	(30,000)

Total	$1,543,000	$2,021,000

        The tax effects of temporary differences that give rise to significant portions of the net deferred tax liabilities are as follows:

	December 28, 2007	December 29, 2006
Current deferred tax assets:
Accrued litigation judgment	$127,000	$2,517,000
Accounts receivable allowance	206,000	268,000
Other accrued liabilities	643,000	882,000

	976,000	3,667,000

Current deferred tax liabilities:
Deferred revenue	(2,978,000)	(3,242,000)
Litigation receivable	—	(1,687,000)

	(2,978,000)	(4,929,000)

Net current deferred tax assets (liability)	$(2,002,000)	$(1,262,000)

Deferred tax assets, net of current portion:
Equipment and leasehold improvement depreciation	$162,000	$94,000
Stock options	23,000	—

	185,000	94,000

Deferred tax liabilities, net of current portion:
Goodwill amortization	(580,000)	(492,000)

Net deferred tax liability, net of current portion	$(395,000)	$(398,000)

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2007, 2006 and 2005

9. INCOME TAXES (Continued)

        Management believes it is more likely than not that the Company will realize the benefit of the deferred tax assets existing at December 28, 2007 and December 29, 2006.. Further, management believes the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income. There can be no assurance, however, that the Company will generate taxable earnings or any specific level of continuing earnings in the future.

10. SEGMENT INFORMATION

        The Company has three segments: Engineering Services, Public Finance Services and Homeland Security Services. The Engineering Services segment includes Willdan, Arroyo Geotechnical, Public Agency Resources and Willdan Resource Solutions. The Engineering Eervices segment performs services for a broad range of public agency clients and offers a full complement of engineering, building and safety, construction management, and municipal planning services to clients throughout the western United States. The Public Finance Services segment, which consists of MuniFinancial, provides expertise and support for the various financing techniques employed by public agencies to finance their operations and infrastructure along with the mandated reporting and other requirements associated with these financings. The Homeland Security Services segment, which consists of American Homeland Solutions, provides homeland security and public safety consulting services to cities, counties and related municipal service agencies.

        The accounting policies applied to determine the segment information are the same as those described in the summary of significant accounting policies. There were no intersegment sales for any of the fiscal years in the three-year period ended December 28, 2007. Management evaluates the performance of each segment based upon income or loss before year-end performance bonuses and income taxes. Certain segment asset information including expenditures for long-lived assets has not been presented as it is not reported to or reviewed by the chief operating decision maker. In addition, enterprise-wide service line contract revenue is not included as it is impracticable to report this information for each group of similar services.

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2007, 2006 and 2005

10. SEGMENT INFORMATION (Continued)

        Financial information with respect to the reportable segments and reconciliation to the amounts reported in the Company's consolidated financial statements follows:

	Engineering Services	Public Finance Services	Homeland Security Services	Unallocated Corporate		Intersegment	Consolidated Total
Fiscal Year 2007:
Contract revenue	$64,372,000	$12,684,000	$1,742,000	$—		$—	$78,798,000
Depreciation and Amortization	1,352,000	336,000	59,000	—		—	1,747,000
Interest expense (income)	(494,000)	(26,000)	21,000	—		—	(499,000)
Segment profit before bonuses and income tax expense	2,076,000	1,765,000	(68,000)	(86,000)		—	3,687,000
Annual bonuses	—	—	—	—		—	—
Income tax expense	875,000	727,000	(25,000)	(34,000)		—	1,543,000
Net income (loss)	1,200,000	1,038,000	(42,000)	(52,000)	(1)	—	2,144,000
Segment assets	26,852,000	10,658,000	1,048,000	29,040,000	(2)	(19,372,000)	48,226,000
Fiscal Year 2006:
Contract revenue	65,887,000	11,495,000	957,000	—		—	78,339,000
Depreciation and amortization	1,215,000	333,000	36,000	—		—	1,584,000
Interest expense	732,000	12,000	29,000	—		—	773,000
Segment profit (loss) before bonuses and income tax expense	8,213,000	1,554,000	(322,000)	1,446,000		—	10,891,000
Annual bonuses	1,531,000	337,000	34,000	248,000		—	2,150,000
Income tax expense	2,093,000	460,000	(134,000)	(398,000)		—	2,021,000
Net income (loss)	4,589,000	757,000	(222,000)	1,596,000	(1)	—	6,720,000
Segment assets	36,926,000	10,158,000	480,000	29,639,000	(2)	(20,095,000)	57,108,000
Fiscal Year 2005:
Contract revenue	56,908,000	10,265,000	90,000	—		—	67,263,000
Depreciation and amortization	969,000	283,000	5,000	—		—	1,257,000
Interest expense	578,000	40,000	12,000	—		—	630,000
Segment profit (loss) before bonuses and income tax expense	3,583,000	1,118,000	(352,000)	(2,779,000)		—	1,570,000
Annual bonuses	1,967,000	340,000	20,000	607,000		—	2,934,000
Income tax expense	3,000	1,000	1,000	12,000		—	17,000
Net income (loss)	1,613,000	777,000	(373,000)	(3,398,000)	(1)	—	(1,381,000)
Segment assets	29,757,000	9,013,000	97,000	13,385,000		(19,455,000)	32,797,000

(1)
The following sets forth the amounts included in the net income (loss) that was Unallocated Corporate for fiscal years 2007, 2006 and 2005:

	2007	2006	2005
Unallocated net income (loss):
Annual bonuses	$—	$(248,000)	$(607,000)
Special bonuses	—	(104,000)	(42,000)
Salaries and wages, payroll taxes and employee benefits	—	(366,000)	—
Life insurance proceeds	—	2,250,000	—
Post employment health benefits	—	(162,000)	—
Stock-based compensation	—	(38,000)	(2,737,000)
Income tax (expense) benefit	34,000	398,000	(12,000)
Other	(86,000)	(134,000)	—

Total	$(52,000)	$1,596,000	$(3,398,000)

        Most types of overhead costs incurred by Willdan Group, Inc. are allocated to the Company's segments. However, because management makes operating decisions and assesses performance of the Company's segments based on financial information before bonuses, the bonuses for Willdan Group, Inc. employees were not allocated to the segments. The stock compensation expense incurred during fiscal year 2005 recorded in anticipation of the IPO and the income from life insurance proceeds received during fiscal year 2006 were not allocated for a similar reason.

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2007, 2006 and 2005

10. SEGMENT INFORMATION (Continued)

(2)
The following sets forth the assets that are included in Unallocated Corporate as of December 28, 2007 and December 29, 2006.

	2007	2006
Assets:
Cash and cash equivalents	$15,299,000	$20,331,000
Liquid investments	1,300,000	—
Prepaid expenses	1,524,000	1,406,000
Intercompany receivables	4,352,000	955,000
Other receivables	69,000	130,000
Equipment and leasehold improvements, net	952,000	1,227,000
Investments in subsidiaries	5,354,000	5,354,000
Other assets	190,000	236,000

Total	$29,040,000	$29,639,000

11. OTHER RELATED PARTY TRANSACTIONS

        Included in subconsultant services expenses in the accompanying consolidated statements of operations are expenses for services provided to the Company by an affiliate of a member of the Company's board of directors totaling $23,000 for the period during fiscal year 2006 and $68,000 for fiscal year 2005 in which this individual served as a board member.

        Included in other general and administrative expenses in the accompanying consolidated statements of operations are expenses for services provided to the Company by an affiliate of a former member of the Company's board of directors totaling $32,000 for the period during 2006 and $42,000 for fiscal year 2005 in which this individual served as a board member.

12. PRO FORMA INCOME TAXES (UNAUDITED)

        Upon completion of the IPO (as more fully described in Note 1), the Company ceased to qualify as an S corporation. Thus, the Company is taxed at regular corporate rates. For informational purposes, the Company's consolidated statements of operations include pro forma adjustments for income taxes at a 40% rate that would have been recorded if the Company were a C Corporation for fiscal years 2006 and 2005. The pro forma tax provision for fiscal year 2006 reflects the nontaxability of life insurance proceeds and the pro forma tax provision for fiscal year 2005 reflects the non-deductibility of stock based compensation expense recorded in anticipation of the IPO.

13. LIFE INSURANCE PROCEEDS

        On May 15, 2006, the Company's co-founder and chief executive officer, Dan W. Heil, passed away. The Company carried two life insurance policies on Mr. Heil totaling $2.3 million in coverage. The $2.3 million was received in fiscal year 2007 and is included in other, net under other income (expense) in the accompanying consolidated statement of operations for the fiscal year ended December 29, 2006.

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2007, 2006 and 2005

14. CONTINGENCIES

  Claims and Lawsuits

        The Company is subject from time to time to various claims and lawsuits, including those alleging professional errors or omissions, that arise in the ordinary course of business against firms that operate in the engineering and consulting professions. The Company carries professional liability insurance, subject to certain deductibles and policy limits, for such claims as they arise and may from time to time establish reserves for litigation that is considered probable of loss.

        The Company was involved in a dispute with the City of West Hollywood, California over a project in 2002. This matter concerned a construction project in the City of West Hollywood, for the improvement of Santa Monica Boulevard. The project required the reconstruction of approximately three miles of roadway. The city and the general contractor claimed that the design the Company prepared was inadequate for the volume and type of traffic on Santa Monica Boulevard. The city also claimed that the Company failed to control the costs of the project due to contractor claims for extra costs.

        In the fourth quarter of 2005, following a trial in the Los Angeles County Superior Court, the jury rendered a verdict against the Company and awarded damages to the city in the amount of $6.3 million, including attorney's fees, interest and costs. The Company's insurance company posted bonds and filed an appeal with respect to this matter. During the appeal process, interest accrued on the outstanding judgment at the rate of 10% per annum. As of December 30, 2005, the Company believed that approximately $3.2 million of the damages was covered by our professional liability insurance policy. Therefore, in fiscal year 2005, we expensed $2.7 million of this judgment, and recorded related interest expense of $0.4 million related to the West Hollywood case.

        In the third quarter of 2006, the Company obtained a court ruling with respect to an unrelated claim that also arose in fiscal year 2002 awarding the Company approximately $1.0 million on a claim for indemnity, recovering the settlement amount and interest thereon and attorney fees and costs. At that time, the Company reflected an additional receivable of approximately $1.0 million from the Company's insurance company because the Company was able to replenish our insurance coverage by approximately $1.0 million for the 2002 policy year since the Company's insurance carrier had previously paid the settlement amount. In the Company's consolidated balance sheet as of December 29, 2006, the Company therefore reflected a total liability of $6.9 million and related receivables of $4.2 from the insurance company.

        The Company entered into a settlement agreement, effective March 6, 2007, with the City of West Hollywood relating to the Santa Monica Boulevard matter. Pursuant to the settlement agreement, both parties agreed to a full mutual release of all claims related to the lawsuit and appeal, subject to dismissal of the appeal. Neither party admitted any fault or liability related to the claims in the lawsuit. Under the terms of the settlement agreement, the Company agreed to pay $6.2 million in cash to the city. Our insurance company paid $3.2 million of the settlement amount and the Company paid $3 million. The Company also agreed to provide an $85,000 credit to the city for future services. The future services are to be provided at the Company's then prevailing rates and can be chosen in the city's sole discretion from services provided by us to our municipal clients. The city must use the credit before December 31, 2012. As of December 28, 2007, the city has used $21,133, leaving a balance of $63,867.

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2007, 2006 and 2005

14. CONTINGENCIES (Continued)

        In February 2008, the ruling for the unrelated $1.0 million indemnity claim was appealed by the cross-defendant and overturned by the court. Because the ruling was overturned, the Company reversed the receivable the Company recorded in fiscal year 2006 and reflected an expense of $1.0 million in the fourth quarter of fiscal year 2007.

  Rescission Offer

        The Company's redeemable common stock issued during fiscal year 2005 may not have been exempt from registration or qualification under federal and state securities laws and the Company may not have obtained the required registrations or qualifications. Accordingly, the Company made rescission offers to the holders of these shares during July 2006 as permitted under California securities law. Each of the holders who purchased shares during fiscal year 2005 irrevocably rejected the Company's rescission offer. Prior to the rescission offer, management believed there was only a remote likelihood that a rescission offer would be accepted by any of the affected stockholders and prior to issuing the fiscal year 2005 consolidated financial statements, all of the holders of these shares had rejected the rescission offer, which further substantiated management's belief that the likelihood of rescission was remote. Further, management believes that the 2005 stock offering satisfied the Section 4(2) exemption of the Securities Act of 1933, as amended, based on the limited nature of the offering, the level of knowledge and relationships of the purchasers and the information provided by the Company to the purchasers.

15. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

        The tables below reflect selected quarterly information for the fiscal years ended December 28, 2007 and December 29, 2006.

	Fiscal Three Months Ended
	March 30, 2007	June 29, 2007	September 28, 2007		December 28, 2007
	(in thousands except per share amounts)
Contract revenue	$19,268	$21,180	$19,687		$18,663
Income (loss) from operations	(1,107)	1,688	1,657	(3)	284	(1)
Income tax (benefit) expense	(103)	754	778		114
Net income (loss)	(250)	1,058	1,053		283

Earnings (loss) per share:
basic and diluted	$(0.03)	$0.15	$0.15		$0.04

Weighted-average shares outstanding:
Basic	7,148	7,148	7,150		7,150
Diluted	7,148	7,151	7,161		7,151

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2007, 2006 and 2005

15. QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (Continued)

	Fiscal Three Months Ended
	March 31, 2006	June 30, 2006		September 29, 2006		December 29, 2006
	(in thousands except per share amounts)
Contract revenue	$17,821	$20,272		$20,954		$19,292
Income (loss) from operations	1,013	1,846		2,912	(3)	1,273
Income tax (benefit) expense	13	25		41		1,942 (4)
Net income (loss)	886	3,879	(2)	2,699		(744)

Earning (loss) per share:
basic and diluted	$0.19	$0.82		$0.57		$(0.14)

Weighted-average shares outstanding:
basic and diluted	4,711	4,713		4,713		5,464
Pro forma data
Pro forma provision for income taxes	360	662		1,096		478
Pro forma net income (loss)	539	3,242		1,644		720

Pro forma earnings per common share,
basic and diluted	$0.11	$0.69		$0.35		$0.13

(1)
On February 25, 2008, the appeals court set aside the court's favorable ruling for the $1.0 million claim. This subsequent event resulted in the Company concluding that the $1.0 million receivable was no longer considered to be probable of collection. Accordingly, the Company reversed the receivable and increased litigation expense in its fiscal year 2007 consolidated financial statements.

(2)
Net income for the fiscal three months ended June 30, 2006 includes $2.3 million in life insurance proceeds related to the death of our co-founder and former chief executive officer in May 2006 (as more fully described in Note 13).

(3)
Income from operations for the fiscal three months ended September 29, 2006 includes a reduction in litigation accrual expense of $1.0 million related to a court ruling awarding the Company approximately $1.0 million on a claim for indemnity in connection with a claim that arose in fiscal year 2002 (as more fully described in Note 14).

(4)
The income tax provision for the fiscal three months ended December 29, 2006 includes approximately $1.5 million related to the Company's conversion from an S Corporation to a C Corporation. Effective upon the first day of trading of the Company's common stock as a result of its IPO, the Company's S Corporation status was terminated and thereafter the Company is subject to federal and state income taxes as a C Corporation. Approximately $1.5 million of the income tax provision is the effect of recognizing the Company's deferred tax liability using C Corporation federal and state tax rates instead of S Corporation state tax rates. The Company's policy for accounting for income taxes is described in Note 2. The Company's presentation of pro forma income tax data is described in Note 12.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Articles of Incorporation of Willdan Group, Inc., including amendments thereto(1)
3.2	Bylaws of Willdan Group, Inc.(1)
4.1	Specimen Stock Certificate for shares of the Registrant's Common Stock(1)
4.2	The Company agrees to furnish to the Securities and Exchange Commission upon request a copy of each instrument with respect to issues of long-term debt of Willdan Group, Inc. and its subsidiaries, the authorized principal amount of which does not exceed 10% of the consolidated assets of Willdan Group, Inc. and its subsidiaries.
10.1	Credit Agreement for $10,000,000 Revolving Line of Credit, dated December 28, 2007, between Willdan Group, Inc. and Wells Fargo Bank, National Association, relating to the Credit Note in 10.2(5)
10.2	Revolving Line of Credit Note for $10,000,000, dated December 28, 2007, by Willdan Group, Inc. in favor of Wells Fargo Bank, National Association(5)
10.3	Security Agreement, dated December 28, 2007, between Willdan Group, Inc. and Wells Fargo Bank, National Association, relating to the Credit Note in 10.2(5)
10.4	Continuing Security Agreement: Rights to Payment and Inventory, dated December 28, 2007, between Willdan Group, Inc. and Wells Fargo Bank, National Association, relating to the Revolving Line of Credit Note in 10.2(5)
10.5†	Willdan Associates Incentive Bonus Plan, effective May 1, 1996(1)
10.6†	MuniFinancial 2005 Bonus Plan(1)
10.7	Form of Tax Agreement Relating to S Corporation Distributions by the Registrant and its shareholders(1)
10.8†	Willdan Group, Inc. 2006 Stock Incentive Plan(1)
10.9†	Form of Incentive Stock Option Agreement(1)
10.10†	Form of Non-Qualified Stock Option Agreement(1)
10.11†	Amended and Restated Willdan Group, Inc. 2006 Employee Stock Purchase Plan(6)
10.12†	Form of Indemnification Agreement between Willdan Group, Inc. and its Directors and Officers(1)
10.13	Office Lease by and between Spectrum Waples Street, LLC, a California limited liability company, Spectrum Lambert Plaza, LLC, a California limited liability company and The Willdan Group of Companies dated October 15, 2004 for the principal office located at 2401 East Katella Avenue, Anaheim, California(1)
10.14	First Amendment to Lease by and between 2401 Katella, LLC and The Willdan Group of Companies, dated February 27, 2006 for the principal office located at 2401 Katella Avenue, Anaheim, California(1)
10.15	Second Amendment to Lease by and between 2401 Katella, LLC and The Willdan Group of Companies dated March 6, 2006 for the principal office located at 2401 Katella Avenue, Anaheim, California(1)
10.16	Warrant Agreement between Willdan Group, Inc. and Wedbush Morgan Securities Inc.(1)
10.17†	Indemnification Agreement between Willdan Group, Inc. and Linda Heil(1)
10.18†	Agreement and General Release between Willdan Group, Inc. and Richard Kopecky effective February 20, 2007(2)
10.19	Settlement Agreement among the City of West Hollywood, Willdan and Willdan Group, Inc., effective March 6, 2007(3)
10.20†	Employment Agreement between Willdan Group, Inc. and Thomas D. Brisbin dated April 2, 2007(7)
10.21†	Employment Agreement between Willdan Group, Inc. and Mallory McCamant dated July 23, 2007(8)
10.22†	Employment Agreement between Willdan Group, Inc. and Kimberly D. Gant dated July 23, 2007(8)
14.1	Code of Ethical Conduct of Willdan Group, Inc.(6)

21.1	Subsidiaries of Willdan Group, Inc.(1)
23.1	Consent of Independent Registered Public Accounting Firm*
24.1	Power of Attorney (included on signature page hereto)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002*

*
Filed herewith.

†
Indicates a management contract or compensating plan or arrangement.

(1)
Incorporated by reference to Willdan Group, Inc.'s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on August 9, 2006, as amended (File No. 333-136444).

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

(3)
Incorporated by reference to Willdan Group, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 12, 2007.

(4)
Incorporated by reference to Willdan Group, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 27, 2007.

(5)
Incorporated by reference to Willdan Group, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 2, 2008.

(6)
Incorporated by reference to Willdan Group, Inc.'s Current Report on Form 10-K, filed with the Securities and Exchange Commission on March 27, 2007.

(7)
Incorporated by reference to Willdan Group, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 3, 2007.

(8)
Incorporated by reference to Willdan Group, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 26, 2007.

QuickLinks

TABLE OF CONTENTS
PART I
  ITEM 1. BUSINESS
  ITEM 1A. RISK FACTORS
Risks Relating to Our Business and Industry
  ITEM 1B. UNRESOLVED STAFF COMMENTS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Index to Consolidated Financial Statements
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES AND CERTIFICATIONS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
WILLDAN GROUP, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
WILLDAN GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
WILLDAN GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF REDEEMABLE COMMON STOCK AND STOCKHOLDERS' EQUITY
WILLDAN GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
WILLDAN GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Fiscal Years 2007, 2006 and 2005
2006 STOCK INCENTIVE PLAN
AMENDED AND RESTATED 2006 EMPLOYEE STOCK PURCHASE PLAN
EXHIBIT INDEX