Form 10-Q
period 2008-03-28
Willdan Group, Inc.
filed 2008-05-12
CIK 1370450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2008

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of May 7, 2008, there were 7,156,461 shares of common stock, $0.01 par value per share, of Willdan Group, Inc. issued and outstanding.

WILLDAN GROUP, INC.
FORM 10-Q QUARTERLY REPORT

i

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 28, 2008	December 28, 2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,095,000	$15,511,000
Liquid investments	4,265,000	1,300,000
Cash, cash equivalents and liquid investments	17,360,000	16,811,000

Accounts receivable, net of allowance for doubtful accounts of $424,000 and $372,000 at March 28, 2008 and December 28, 2007, respectively	12,988,000	15,090,000
Costs and estimated earnings in excess of billings on uncompleted contracts	8,303,000	7,336,000
Other receivables	121,000	157,000
Prepaid expenses and other current assets	1,717,000	2,067,000
Total current assets	40,489,000	41,461,000

Equipment and leasehold improvements, net	3,121,000	3,354,000
Goodwill	2,911,000	2,911,000
Other assets	500,000	500,000
Total assets	$47,021,000	$48,226,000

Liabilities and Stockholders’ Equity
Current liabilities:
Excess of outstanding checks over bank balance	$838,000	$633,000
Accounts payable	1,553,000	1,136,000
Accrued liabilities	3,953,000	5,314,000
Billings in excess of costs and estimated earnings on uncompleted contracts	706,000	941,000
Notes payable	653,000	1,088,000
Current portion of capital lease obligations	178,000	176,000
Current portion of deferred income taxes	2,002,000	2,002,000
Total current liabilities	9,883,000	11,290,000

Capital lease obligations, less current portion	238,000	283,000
Deferred lease obligations	603,000	606,000
Deferred income taxes, net of current portion	395,000	395,000
Total liabilities	11,119,000	12,574,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized: 7,156,000 and 7,150,000 shares issued and outstanding at March 28, 2008 and December 28, 2007, respectively	71,000	71,000
Additional paid-in capital	32,930,000	32,796,000
Retained earnings	2,901,000	2,785,000
Total stockholders’ equity	35,902,000	35,652,000
Total liabilities and stockholders’ equity	$47,021,000	$48,226,000

See accompanying notes to condensed consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 28, 2008	March 30, 2007

Contract revenue	$17,776,000	$19,268,000

Direct costs of contract revenue:
Salaries and wages	5,544,000	6,484,000
Production expenses	315,000	344,000
Subconsultant services	1,275,000	1,059,000
Total direct costs of contract revenue	7,134,000	7,887,000

General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	6,442,000	7,371,000
Facilities	1,148,000	1,102,000
Stock-based compensation	93,000	16,000
Depreciation and amortization	394,000	447,000
Other	2,522,000	3,522,000
Total general and administrative expenses	10,599,000	12,458,000
Income (loss) from operations	43,000	(1,077,000)

Other income (expense):
Interest expense reversal, net	20,000	574,000
Interest income and other income, net	148,000	180,000
Total other income	168,000	754,000
Income (loss) before income tax expense	211,000	(323,000)

Income tax expense (benefit)	95,000	(73,000)
Net income (loss)	$116,000	$(250,000)

Earnings (loss) per share:
Basic and diluted	$0.02	$(0.03)

Weighted-average shares outstanding:
Basic and diluted	7,155,000	7,148,000

See accompanying notes to condensed consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 28, 2008	March 30, 2007
Cash flows from operating activities:
Net income (loss)	$116,000	$(250,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	394,000	447,000
Loss on sale of equipment	39,000	9,000
Allowance for doubtful accounts	52,000	35,000
Stock-based compensation	93,000	16,000
Changes in operating assets and liabilities:
Accounts receivable	2,050,000	198,000
Costs and estimated earnings in excess of billing on uncompleted contracts	(967,000)	(519,000)
Other receivables	36,000	3,276,000
Prepaid expenses and other current assets	350,000	110,000
Other assets	(7,000)	10,000
Accounts payable	417,000	69,000
Accrued liabilities	(1,361,000)	(9,450,000)
Billings in excess of costs and estimated earnings on uncompleted contracts	(235,000)	(65,000)
Deferred lease obligations	(3,000)	(7,000)
Net cash provided by (used in) operating activities	974,000	(6,121,000)

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(193,000)	(356,000)
Proceeds from sale of equipment	—	27,000
Purchase of liquid investments	(7,100,000)	—
Proceeds from sale of liquid investments	4,135,000	—
Net cash used in investing activities	(3,158,000)	(329,000)

Cash flows from financing activities:
Changes in excess of outstanding checks over bank balance	205,000	473,000
Payments on notes payable	(435,000)	(344,000)
Principal payments on capital leases	(43,000)	(45,000)
Proceeds from sales of common stock under employee stock purchase plan	41,000	—
Distributions to holders of redeemable common stock	—	(3,150,000)
Payment of offering costs	—	(11,000)
Net cash used in financing activities	(232,000)	(3,077,000)
Net decrease in cash and cash equivalents	(2,416,000)	(9,527,000)
Cash and cash equivalents at beginning of the period	15,511,000	20,633,000
Cash and cash equivalents at end of the period	$13,095,000	$11,106,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$27,000	$31,000
Income taxes	385,000	378,000

Supplemental disclosure of noncash investing and financing activities:
Equipment acquired under capital leases	$—	$1,000

See accompanying notes to condensed consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 28, 2008
(Unaudited)

1.                                      BASIS OF PRESENTATION, ORGANIZATION AND OPERATIONS OF THE COMPANY

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments, which consist of only normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the consolidated results for the interim periods presented.  Results for the interim period are not necessarily indicative of results for the full year.  Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  The consolidated financial statements should be read in conjunction with Willdan Group, Inc.’s 2007 Annual Report on Form 10-K.

Nature of Business

Willdan Group, Inc. and subsidiaries (“Willdan Group” or the “Company”) is a provider of outsourced services to small and mid-sized public agencies in California and other western states.  Outsourcing enables these agencies to provide a wide range of specialized services without having to incur and maintain the overhead necessary to develop staffing in-house.  The Company provides a broad range of services to public agencies including civil engineering, building and safety services, geotechnical engineering, financial and economic consulting, and disaster preparedness and homeland security.  Clients primarily consist of cities, counties, redevelopment agencies, water districts, school districts and universities, state agencies, federal agencies, a variety of other special districts and agencies, and tribal governments.

Principles of Consolidation

The consolidated financial statements include the accounts of Willdan Group Inc. and its wholly owned subsidiaries, Willdan Engineering (formerly known as Willdan), Willdan Financial Services, (formerly known as MuniFinancial), Willdan Geotechnical (formerly known as Arroyo Geotechnical), Willdan Homeland Solutions (formerly known as American Homeland Solutions), Willdan Resource Solutions and Public Agency Resources.  All significant intercompany balances and transactions have been eliminated in consolidation.

Accounting for Contracts

The Company enters into contracts with its clients that contain three principal types of pricing provisions:  fixed fee, time-and-materials, and unit-based. Revenue on fixed fee contracts is recognized on the percentage-of-completion method based generally on the ratio of direct costs incurred to date to estimated total direct costs at completion.  Revenue on time-and-materials and unit-based contracts is recognized as the work is performed in accordance with specific terms of the contract.  Revenue for amounts that have been billed but not earned is deferred and such deferred revenue is referred to as billings in excess of costs and estimated earnings on uncompleted contracts in the accompanying consolidated balance sheets.

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

Applying the percentage-of-completion method of recognizing revenue requires the Company to estimate the indicated outcome of its long-term contracts.  The Company forecasts such outcomes to the best of its knowledge and belief of current and expected conditions and its expected course of action.  Differences between the Company’s estimates and actual results often occur resulting in changes to reported revenue and earnings.  Such changes could have a material effect on future consolidated financial statements.

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

The value of retainage is included in accounts receivable in the accompanying consolidated financial statements.  Retainage represents the billed amount that is retained by the customer, in accordance with the terms of the contract, generally until performance is substantially complete.  At March 28, 2008 and December 28, 2007, the Company had retained accounts receivable of approximately $35,000 and $46,000, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, liquid investments, accounts receivable and accounts payable.  Liquid investments are comprised of available-for-sale securities that are reported at fair value with any related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of shareholder’s equity, net of tax.  Pursuant to SFAS No. 157, Fair Value Measurements, or SFAS 157, the fair value of the Company’s cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.  The fair value of the Company’s liquid investments is determined based on “Level 2” inputs, which consist generally of observable inputs including quoted prices for similar assets or market-corroborated inputs.  We believe that the recorded values of all of our other financial instruments approximate their current values because of their nature and respective durations.

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

2.                                      NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 157, “Fair Value Measurements” (SFAS 157) which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Company adopted SFAS 157 on the first day of fiscal year 2008 and the adoption did not have a material effect on its financial statements and disclosures.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”  (SFAS 159).  SFAS 159 provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value.  A company that adopts SFAS 159 will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The provisions of SFAS 159 are elective, and through March 28, 2008, the Company had not elected to adopt SFAS 159 for any of its financial assets and liabilities.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141R).  SFAS 141R establishes the principles and requirements for how an acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141R makes significant changes to existing accounting practices for acquisitions.  SFAS 141R is to be applied prospectively to business combinations consummated on or after the beginning of the first annual reporting period on or after December 15, 2008.  The Company will implement the new standard effective the first day of fiscal year 2009.  The Company is currently evaluating the impact, if any, SFAS 141R will have on future business combinations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51” (SFAS 160).  SFAS 160 establishes accounting and reporting standards that require: (i) noncontrolling interests to be reported as a component of equity; (ii) changes in a parent’s ownership interest while the parent retains its controlling interest to be accounted for as equity transactions, and (iii) any retained noncontrolling equity investment upon the deconsolidation of a subsidiary to be initially measured at fair value.  The Company does not currently have any less than wholly-owned consolidated subsidiaries.  SFAS 160 is to be applied prospectively at the beginning of the first annual reporting period on or after December 15, 2008.  The Company will implement the new standard, if applicable, effective the first day of fiscal year 2009.

In December 2007, Emerging Issues Task Force (EITF) 07-01, “Accounting for Collaborative Arrangements” (EITF 07-01).  EITF 07-01 was issued to prescribe the accounting for collaborations. It requires certain transactions between collaborators to be recorded in the income statement on either a gross or net basis when certain characteristics exist in the collaboration relationship.  EITF 07-01 is effective for fiscal years beginning after December 15, 2008.  The Company will adopt EITF 07-01 the first day of fiscal year 2009 and is currently evaluating the impact, if any, EITF 07-01 will have on its financial statements.

3.                                      EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consist of the following:

	March 28, 2008	December 28, 2007
Furniture and fixtures	$4,808,000	$4,917,000
Computer hardware and software	4,592,000	4,518,000
Leasehold improvements	908,000	900,000
Equipment under capital leases	787,000	787,000
Automobiles, trucks, and field equipment	455,000	412,000
Total	11,550,000	11,534,000
Accumulated depreciation and amortization	(8,429,000)	(8,180,000)
Equipment and leasehold improvements, net	$3,121,000	$3,354,000

4.                                      ACCRUED LIABILITES

Accrued liabilities consist of the following:

	March 28, 2008	December 28, 2007
Accrued bonuses	$39,000	$202,000
Paid leave bank	1,660,000	1,746,000
Compensation and payroll taxes	820,000	1,495,000
Accrued legal	89,000	92,000
Accrued workers’ compensation insurance	2,000	19,000
Litigation accrual	—	235,000
Accrued interest	4,000	52,000
Accrued rent	119,000	113,000
Income taxes payable	162,000	425,000
Employee withholdings	313,000	225,000
Client deposits	83,000	92,000
Other	662,000	618,000
Total accrued liabilities	$3,953,000	$5,314,000

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

The Company has a discretionary bonus plan for regional managers, division managers and others as determined by the Company president.  Bonuses are awarded if certain financial goals are achieved.  The financial goals are not stated in the plan; rather they are judgmentally determined each year by executive management, contingent on board approval.  In addition, the Board of Directors may declare discretionary bonuses to key employees and all employees are eligible for what the Company refers to as the “hot hand” bonus program, which pays awards for outstanding performance.

Post employment health benefits

In May 2006, the Company’s board of directors approved providing lifetime health insurance coverage for the Company’s Chairman of its Board of Directors as of that date and his spouse and for the widow of the Company’s former chief executive officer, Mrs. Heil, who is also a Company board member.  Additionally, the board approved health insurance coverage for Mrs. Heil’s two dependents until they reach the maximum age for dependent coverage under the Company’s health insurance policy.

6.                                      INCOME TAXES

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

7.                                      SEGMENT INFORMATION

The Company has three segments: Engineering Services, Public Finance Services and Homeland Security Services. The Engineering Services segment includes Willdan Engineering, Willdan Geotechnical, Public Agency Resources and Willdan Resource Solutions.  The Engineering Services segment performs services for a broad range of public agency clients and offers a full complement of engineering, building and safety, construction management, and municipal planning services to clients throughout the western United States.  The Public Finance Services segment, which consists of Willdan Financial Services, provides expertise and support for the various financing techniques employed by public agencies to finance their operations and infrastructure along with the mandated reporting and other requirements associated with these financings.  The Homeland Security Services segment, which consists of Willdan Homeland Solutions, provides homeland security and public safety consulting services to cities, counties and related municipal service agencies.

The accounting policies applied to determine the segment information are the same as those described in the summary of significant accounting policies, included in the Company’s 2007 Annual Report on Form10-K.  There were no intersegment sales during the fiscal three months ended March 28, 2008 and March 30, 2007.  Management evaluates the performance of each segment based upon income or loss before year-end performance bonuses and income taxes.  Certain segment asset information including expenditures for long-lived assets has not been presented as it is not reported to or reviewed by the chief operating decision maker.  In addition, enterprise-wide service line contract revenue is not included as it is impracticable to report this information for each group of similar services.

Financial information with respect to the reportable segments for the fiscal three months ended March 28, 2008 and the fiscal three months ended March 30, 2007 follows:

	Engineering Services	Public Finance Services	Homeland Security Services	Unallocated Corporate	Intersegment	Consolidated Total
Fiscal Three Months Ended March 28, 2008
Contract revenue	$14,261,000	$3,208,000	$307,000	$—	$—	$17,776,000
Segment profit before bonuses and income taxes	103,000	451,000	(318,000)	(25,000)	—	211,000
Annual performance bonuses	—	—	—	—	—	—
Net income (loss)	55,000	269,000	(193,000)	(15,000)	—	116,000
Segment assets	28,399,000	10,913,000	644,000	29,903,000	(22,838,000)	47,021,000

Fiscal Three Months Ended March 30, 2007
Contract revenue	$16,273,000	$2,770,000	$225,000	$—	$—	$19,268,000
Segment profit before bonuses and income taxes	(197,000)	(3,000)	(152,000)	(1,000)	—	(353,000)
Annual performance bonuses	—	—	—	—	—	—
Net loss	(140,000)	(2,000)	(107,000)	(1,000)	—	(250,000)
Segment assets	32,690,000	10,446,000	568,000	30,116,000	(29,475,000)	44,345,000

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

City of West Hollywood v. Willdan, Superior Court of California, Los Angeles County

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

In the fourth quarter of 2005, following a trial in the Los Angeles County Superior Court, the jury rendered a verdict against the Company and awarded damages to the city in the amount of $6.3 million, including attorney’s fees, interest and costs.  The Company’s insurance company posted bonds and filed an appeal with respect to this matter.  During the appeal process, interest accrued on the outstanding judgment at the rate of 10% per annum.  As of December 30, 2005, the Company believed that approximately $3.2 million of the damages was covered by our professional liability insurance policy.  Therefore, in fiscal year 2005, the Company expensed $2.7 million of this judgment, and recorded related interest expense of $0.4 million related to the West Hollywood case.

In the third quarter of 2006, the Company obtained a court ruling with respect to an unrelated claim that also arose in fiscal year 2002 awarding the Company approximately $1.0 million on a claim for indemnity, recovering the settlement amount and interest thereon and attorney fees and costs.  At that time, the Company reflected an additional receivable of approximately $1.0 million from the Company’s insurance company because the Company was able to replenish its insurance coverage by approximately $1.0 million for the 2002 policy year since the Company’s insurance carrier had previously paid the settlement amount.  In the Company’s consolidated balance sheet as of December 29, 2006, the Company therefore reflected a total liability of $6.9 million and related receivables of $4.2 from the insurance company.

The Company entered into a settlement agreement, effective March 6, 2007, with the City of West Hollywood relating to the Santa Monica Boulevard matter.  Pursuant to the settlement agreement, both parties agreed to a full mutual release of all claims related to the lawsuit and appeal, subject to dismissal of the appeal.  Neither party admitted any fault or liability related to the claims in the lawsuit.  Under the terms of the settlement agreement, the Company agreed to pay $6.2 million in cash to the city.  The Company’s insurance company paid $3.2 million of the settlement amount and the Company paid $3 million.  The Company also agreed to provide an $85,000 credit to the city for future services.  The future services are to be provided at the Company’s then prevailing rates and can be chosen in the city’s sole discretion from services provided by us to our municipal clients.  The city must use the credit before December 31, 2012.  As of December 28, 2007, the city has used $21,133, leaving a balance of $63,867.

In February 2008, the ruling for the unrelated $1.0 million indemnity claim was appealed by the cross-defendant and overturned by the court.  Because the ruling was overturned, the Company reversed the receivable the Company recorded in fiscal year 2006 and reflected an expense of $1.0 million in the fourth quarter of fiscal year 2007.

County of San Diego v. Willdan, Superior Court of California, San Diego County

A complaint was filed against the Company on February 28, 2008 relating to a project for the reconstruction of a portion of Valley Center Road located in an unincorporated area of San Diego County.  The design was completed by the Company and a contract was awarded to a construction contractor for construction of the improvements.  The construction was originally scheduled for completion in December 2008; however completion has been delayed until fall 2009.  The lawsuit alleges that the delays in construction were caused by errors and omissions in the preparation of reports and in the design and engineering of the project, resulting in additional design and construction costs, in an amount to be determined but believed to be in excess of $5.0 million.  The Company denies the allegations asserted in the lawsuit and will vigorously defend against the claims.  At March 28, 2008, the Company did not have a liability recorded on its balance sheet related to this complaint.

Topaz v. City of Laguna Beach, Superior Court of California, Orange County.

A first amended complaint was filed naming the Company as a defendant on October 17, 2007.  The first amended complaint did not contain a statement of damages.  This suit concerns a project by the City of Laguna Beach to reconstruct a retaining wall supporting a city road.  Subsequent to completion of the project a slope below the retaining wall failed damaging the plaintiffs’ residence.  The retaining wall did not fail.  The construction work was performed from February to March 2005.  The slope failure occurred in June 2005.  The plaintiffs were not injured in the incident.  The plaintiffs allege that the City of Laguna Beach violated its ordinances by not obtaining appropriate geotechnical data during the design stage and by allowing the work to be constructed during the rainy season.  The lawsuit also names Merit Engineering, the project designer, Peterson-Chase Engineering, the general contractor and the Company, the construction observer as defendants.  The plaintiffs issued a statement of damages on April 25, 2008 indicating damages to real and personal property in the amount of $785,000 and general damages between $1,570,000 and $4,700,000.  The Company denies the allegations asserted in the lawsuit and will vigorously defend against the claims.  At March 28, 2008, the Company did not have a liability recorded on its balance sheet related to this complaint.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements included elsewhere in this Quarterly Report and the audited financial statements for the year ended December 28, 2007, included in our Annual Report on Form 10-K (File No. 001-33076).  This Quarterly Report contains, in addition to historical information, forward-looking statements, which involve risk and uncertainties.  The words “believe”, “expect”, “estimate”, “may”, “will”, “could”, “plan”, or “continue” and similar expressions are intended to identify forward-looking statements.  Our actual results could differ significantly from the results discussed in such forward-looking statements.

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

•                   Building and Safety Services;

•                   Geotechnical Engineering;

•                   Financial and Economic Consulting; and

•                   Disaster Preparedness and Homeland Security.

We operate our business through a network of over 20 offices located throughout California and other western states and had a staff of 606 as of March 28, 2008 that includes licensed engineers and other professionals.  Our core clients are public agencies in communities with populations ranging from 10,000 to 300,000 people.  We believe communities of this size are underserved by large outsourcing companies that tend to focus on securing large federal and state projects, as well as projects for the private sector.  We seek to establish close working relationships with our public agency clients and, over time, to expand the breadth and depth of the services we provide to them.

While we currently serve communities throughout the country, our business is concentrated in California and neighboring states.  We provide services to approximately 60% of the 478 cities and over 60% of the 58 counties in California.  We also serve special districts, school districts and other public agencies.

We were founded over 40 years ago and Willdan Group, Inc., a Delaware corporation, was formed in 2006 to serve as our holding company.  Today, we consist of a family of wholly owned companies that operate within the following segments for financial reporting purposes:

Engineering Services.    Our Engineering Services segment includes the businesses of our subsidiary, Willdan Engineering (formerly known as Willdan), which provides engineering-related services, and our subsidiary, Willdan Geotechnical (formerly known as Arroyo Geotechnical), which provides geotechnical engineering services.  The segment also includes our subsidiaries, Public Agency Resources (PARs), which primarily provides staffing to Willdan Engineering, and Willdan Resource Solutions, which provides environmental engineering and environmental related services to public and private sector clients.  Willdan Engineering is our largest subsidiary and currently represents our core business.  Contract revenue for the Engineering Services segment represented 80.2% and 84.5% of our consolidated contract revenue for the three months ended March 28, 2008 and the three months ended March 30, 2007, respectively, and 81.7% for the fiscal year ended December 28, 2007.

Public Finance Services.    Our Public Finance Services segment consists of the business of our subsidiary, Willdan Financial (formerly known as MuniFinancial), which offers financial and economic services to public agencies.  Contract revenue for the Public Finance Services segment represented 18.1% and 14.4% of our consolidated contract revenue for the three months ended March 28, 2008 and the three months ended March 30, 2007, respectively, and 16.1% for the fiscal year ended December 28, 2007.

Homeland Security Services.    Our Homeland Security Services segment consists of the business of our subsidiary, Willdan Homeland Solutions (formerly known as American Homeland Solutions), which offers homeland security and public safety consulting services.  We formed this subsidiary in fiscal year 2004 and began operations in the second half of fiscal year 2005.  Contract revenue for our Homeland Security Services segment represented 1.7% and 1.2% of our consolidated contract revenue for the fiscal three months ended March 28, 2008 and the fiscal three months ended March 30, 2007, respectively, and 2.2% for the fiscal year ended December 28, 2007.

Recent Developments

In the second quarter of fiscal year 2008, there were several changes to our senior management and our Board of Directors.  On April 20, 2008, Ms. Chell Smith, resigned from her positions as a member of our Board of Directors, Audit, Compensation and Nominating and Corporate Governance Committees, and as chairperson of our Investment, Finance and Strategy Committee.  On April 22, 2008, our Board of Directors announced the appointment of Mr. Wayne Shelton to the Board.  Mr. Shelton was appointed to the Audit and Investment, Finance and Strategy Committees to fill the vacancies created by Ms. Smith’s resignation.

Ms. Mallory McCamant, our Chief Operating Officer, Senior Vice President and Assistant Secretary, has announced her intention to resign, effective May 10, 2008.

Components of Income and Expense

Contract Revenue

We enter into contracts with our clients that contain three principal types of pricing provisions: fixed fee, time-and-materials and unit-based.  Contract revenue on our fixed fee contracts is determined on the percentage-of-completion method based generally on the ratio of direct costs incurred to date to estimated total direct costs at completion.  Many of our fixed fee contracts are relatively short in duration, thereby lowering the risks of not properly estimating the percentage completed.  Revenue on our time-and-materials and unit-based contracts are recognized as the work is performed in accordance with specific terms of the contract.  A large percentage of our contracts are based on contractual rates per hour plus costs incurred.  Some of these contracts include maximum contract prices, but the majority of these contracts are not expected to exceed the maximum.

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

Until November 2006, we had not operated as a public company.  As a public company, we have and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company.  Our management and other personnel need to devote a substantial amount of time to comply with the requirements of being a public company.  Moreover, changes in rules and regulations for public companies may increase our legal and financial compliance costs and could make some activities more time-consuming and costly.

Critical Accounting Policies

This discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (GAAP).  To prepare these financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses in the reporting period.  Our actual results may differ from these estimates.  We have provided a summary of our significant accounting policies in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 28, 2007.  We describe below those accounting policies that require material subjective or complex judgments and that have the most significant impact on our financial condition and results of operations.  Our management evaluates these estimates on an ongoing basis, based upon information currently available and on various assumptions management believes are reasonable as of the date of this report.

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

For further information on the types of contracts under which we perform our services, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Components of Income and Expense—Contract Revenue” elsewhere in this report.

Goodwill Impairment Valuation

Goodwill primarily represents the excess of the purchase price paid for our Public Finance Services reporting unit over the estimated fair value of the net identified tangible and intangible assets acquired.  We perform an annual review in the fourth quarter of each fiscal year, or more frequently if indicators of potential impairment exist, to determine if the recorded goodwill is impaired.  We compare the fair value of the reporting unit to its carrying value, including goodwill.  To estimate the fair value, we use a valuation approach based on a multiple of historical cash flows, management’s estimates of future cash flows, and other market data.  This estimate of fair value is highly subjective and is based in part on assumptions that could differ materially from actual results.  If our evaluation indicates that goodwill is impaired, we perform an additional assessment to determine the extent of the impairment based on the implied fair value of goodwill compared with the carrying amount of the goodwill. No such impairment loss has been recognized to date related to Public Finance Services.

Accounting for Claims Against the Company

We record liabilities to claimants, if applicable, for probable and estimable claims on our consolidated balance sheet, which is included in accrued liabilities, and record a corresponding receivable from our insurance company, if applicable, for the portion of the claim that will likely be covered by insurance, which is included in other receivables.  The estimated claim amount net of the amount estimated to be recoverable from the insurance company is included in our general and administrative expenses.  Determining probability and estimating claim amounts is highly judgmental. Initial accruals and any subsequent changes in our estimates could have a material effect on our consolidated financial statements.

Results of Operations

The following table sets forth, for the periods indicated, certain information derived from our consolidated statements of operations expressed as a percentage of contract revenue.

	Three Months Ended
	March 28, 2008	March 30, 2007

Statement of Operations Data:
Contract revenue	100.0%	100.0%
Direct costs of contract revenue:
Salaries and wages	31.2	33.6
Production expenses	1.7	1.8
Subconsultant services	7.2	5.5
Total direct costs of contract revenue	40.1	40.9
Gross margin	59.9	59.1
General and administrative expenses:
Salaries and wages, payroll taxes, employee benefits	36.2	38.3
Facilities	6.4	5.7
Stock-based compensation	0.5	0.1
Depreciation and amortization	2.2	2.3
Other	14.3	18.3
Total general and administrative expenses	59.6	64.7
Income (loss) from operations	0.3	(5.6)
Other income (expense):
Interest expense reversal, net	0.1	3.0
Interest income and other income, net	0.8	0.9
Total other income	0.9	3.9
Income (loss) before income tax expense	1.2	(1.7)
Income tax expense (benefit)	0.5	(0.4)
Net income (loss)	0.7%	(1.3)%

Three Months Ended March 28, 2008 Compared to Three Months Ended March 30, 2007

Contract revenue.    Our contract revenue was $17.8 million for the three months ended March 28, 2008, with $14.3 million attributable to the Engineering Services segment and $3.2 million attributable to the Public Finance Services segment.  Our Homeland Security Services segment generated $0.3 million during this period.  Consolidated contract revenue decreased $1.5 million, or 7.7%, to $17.8 million for the three months ended March 28, 2008 from $19.3 million in the three months ended March 30, 2007.  This was due primarily to a decrease of $2.0 million, or 12.4%, in contract revenue of the Engineering Services segment primarily as a result of the continuing decline in our building and safety projects which is directly and indirectly affected by the residential housing market.  Contract revenue in the Public Finance Services and Homeland Security Services segments increased $0.4 million, or 15.8%, from $2.8 million to $3.2 million, and $0.1 million, or 36.4% from $0.2 million to $0.3 million, respectively, in the three months ended March 28, 2008 as compared to the three months ended March 30, 2007.  Our Public Finance business, specifically district administration projects, tends to run counter-cyclical to the residential housing market. Additionally, our Homeland Security Services segment expanded its service offerings beyond its traditional training services to include training exercises.  Overall headcount decreased to 606 as of March 28, 2008 from 675 as of March 30, 2007, a decrease of 10.2%.

Our Engineering Services segment decline was due in part to the slowdown in residential housing construction in the western United States. A source of revenue in our Engineering Services segment is fees assessed for building permits. Since the second half of fiscal year 2007, we have continued to experience a reduction in revenue from these fees because of the downturn in the housing market.  Revenue in the Public Finance Services segment increased primarily due to increased district formation services to fund infrastructure projects as well as increased delinquency management services in our district administration services.  Revenue in Homeland Security Services has increased due to an increase in our emergency response training courses and exercises, particularly in Southern California.

Direct costs of contract revenue.    Direct costs of contract revenue were $7.1 million for the three months ended March 28, 2008, with $6.2 million attributable to the Engineering Services segment and $0.8 million attributable to the Public Finance Services segment.  The additional $0.1 million is attributable to direct costs of contract revenue for our Homeland Security Services segment.  Overall, direct costs decreased by $0.8 million, or 9.5%, from $7.9 million for the three months ended March 30, 2007.  This decrease is attributable to our Engineering Services segment, while direct costs within the Public Finance Services and Homeland Security Services segments remained flat.  Direct costs decreased primarily because as a result of the reduction of our headcount from to 606 as of March 28, 2008 from 675 as of March 30, 2007, a decrease of 10.2%.  Direct costs of contract revenue as a percentage of contract revenue for the three months ended March 28, 2008 decreased to 40.1% from 40.9% for the three months ended March 30, 2007.

Within direct costs of contract revenue, salaries and wages decreased from 33.6% of contract revenue in the three months ended March 30, 2007 to 31.2% in the three months ended March 28, 2008.  Comparing those same periods, subconsultant services increased from 5.5% of contract revenue to 7.2% of contract revenue.

General and administrative expenses.    General and administrative expenses decreased by $1.9 million, or 14.9%, to $10.6 million in the three months ended March 28, 2008 from $12.5 million in the three months ended March 30, 2007.  This was due primarily to decreases of $2.0 million and $0.1 million in general and administrative expenses of the Engineering Services and Public Finance Services segments, respectively.  Within our Homeland Security Services segment, general and administrative costs increased by 0.2 million or 105.1% to $0.5 million.  General and administrative expenses as a percentage of contract revenue decreased to 59.6% in the three months ended March 28, 2008 from 64.7% in the prior year period.

The decreases in general and administrative expenses in the Engineering Services and Public Finance Services segments were due primarily to (i) a decrease of approximately $0.6 million in other general and administrative expenses, which include decreased legal and accounting fees and other costs related the settlement of the West Hollywood litigation and (ii) a decrease of approximately $0.2 million in marketing expenses and (iii) a decrease of approximately $0.1 million in the costs of professional services.  Included in our general and administrative expenses for the three months ended March 28, 2008 was a $0.2 million reversal of a previously accrued litigation expense.  For more information on the West Hollywood litigation, see Part II, Item 1, Legal Proceedings in this quarterly report.

Income (loss) from operations.    As a result of the above factors, operating income was $43,000 for the three months ended March 28, 2008 as compared to an operating loss of $1.1 million for the three months ended March 30, 2007.  Income (loss) from operations as a percentage of contract revenue was 0.3% in the three months ended March 28, 2008 from (5.6)% in the prior year period.

Other income (expense).    Other income (expense), net decreased by $0.6 million or 77.7% to $0.2 million in the three months ended March 28, 2008, from $0.8 million in the three months ended March 30, 2007.  Other income (expense), net decreased primarily as a result of a decrease of $0.6 million related to the reversal of previously accrued interest related to the previously accrued litigation expense.

Net income (loss).  As a result of the above factors, net income was $0.1 million for the three months ended March 28, 2008 compared to a net loss of $0.3 million for the three months ended March 30, 2007.  Our effective tax rate for the three months ended March 28, 2008 was 45%.  Our effective tax rate varies depending on the amount of expense related to permanent differences, in particular, meals and entertainment and expenses related to stock options.

Liquidity and Capital Resources

As of March 28, 2008, we had $13.1 million of cash and cash equivalents and $4.3 million of liquid investments in the form of California tax-exempt auction-rate securities.  Our primary sources of liquidity are cash generated from operations and borrowings under our revolving line of credit.  We believe that our cash and cash equivalents on hand, cash generated by operating activities, cash held in liquid investments and funds available under our credit facility will be sufficient to finance our operating activities for the foreseeable future.

Cash flows from operating activities

Cash flows provided by operating activities were $1.0 million for the three months ended March 28, 2008 compared to cash flows used in operating activities of $6.1 million for the three months ended March 30, 2007.  The cash flows provided by operating activities in the three months ended March 28, 2008 were comparatively higher than in the three months ended March 30, 2007 due primarily to increased collections of accounts receivables in the first quarter of 2008, combined with our payments in the first quarter of 2007 related to the settlement in the West Hollywood litigation.

Cash flows from investing activities

Cash flows used in investing activities were $3.2 million for the three months ended March 28, 2008 compared to $0.3 million for the three months ended March 30, 2007.  Cash flows used in investing activities for the three months ended March 28, 2008 were comparatively higher than in the three months ended March 30, 2007 primarily due to an increase of $3.0 million in net purchases of liquid investments.

Cash flows from financing activities

Cash flows used in financing activities were $0.2 million for the three months ended March 28, 2008 compared to $3.1 million used in financing activities for the three months ended March 30, 2007.  Cash flows used in financing activities for the first fiscal quarter of 2008 decreased from the first fiscal quarter of 2007 primarily because we paid our final S Corporation distribution of $3.2 million to our shareholders in the first fiscal quarter of 2007.

Outstanding indebtedness

We currently have a revolving line of credit with Wells Fargo Bank. We also finance insurance premiums by entering into unsecured notes payable with insurance companies.

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

Borrowings under the credit agreement are secured by all accounts receivable and other rights to payment, general intangibles, inventory and equipment including those of our subsidiaries.  Each subsidiary (except Public Agency Resources and Willdan Resource Solutions) has signed an unconditional guaranty of our obligations under the agreements.  The credit agreement also contains customary representations and affirmative covenants, including covenants to maintain a minimum tangible net worth, a minimum net income, a minimum asset coverage ratio and a maximum ratio of total funded debt to EBITDA (each ratio as specifically defined in the credit agreement).  The credit agreement also includes customary negative covenants, including a covenant that prohibits the incurrence of additional indebtedness by us or our subsidiaries other than purchase money indebtedness not to exceed $2.0 million and indebtedness existing on the date of the credit agreement, and a covenant that prohibits payment of dividends on our stock.  In addition, the credit agreement includes customary defaults for a credit facility. There were no outstanding borrowings under this agreement as of March 28, 2008.

We terminated our prior business loan agreement, promissory note and commercial security agreement with Orange County Business Bank, or OCBB, on December 31, 2007.  We terminated the loan agreement with OCBB in connection with entering into our new revolving credit facility described above.  We paid no fees or penalties as a result of terminating our loan agreement with OCBB.

Contractual obligations

We had no material changes in commitments for long-term debt obligations, operating lease obligations or capital lease obligations as of March 28, 2008, as compared to those disclosed in our table of contractual obligations included in our Annual Report on Form 10-K for the year ended December 28, 2007.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 157, “Fair Value Measurements” (SFAS 157) which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  We adopted SFAS 157 on the first day of fiscal year 2008 and the adoption did not have a material effect on our financial statements and disclosures.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”  (SFAS 159).  SFAS 159 provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value.  A company that adopts SFAS 159 will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The provisions of SFAS 159 are elective, and through March 28, 2008, we did not elect to adopt SFAS 159 for any of our financial assets and liabilities.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141R).  SFAS 141R establishes the principles and requirements for how an acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141R makes significant changes to existing accounting practices for acquisitions.  SFAS 141R is to be applied prospectively to business combinations consummated on or after the beginning of the first annual reporting period on or after December 15, 2008.  We will implement the new standard effective the first day of fiscal year 2009.  We are currently evaluating the impact, if any, SFAS 141R will have on future business combinations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51” (SFAS 160).  SFAS 160 establishes accounting and reporting standards that require: (i) noncontrolling interests to be reported as a component of equity; (ii) changes in a parent’s ownership interest while the parent retains its controlling interest to be accounted for as equity transactions, and (iii) any retained noncontrolling equity investment upon the deconsolidation of a subsidiary to be initially measured at fair value.  We do not currently have any less than wholly-owned consolidated subsidiaries.  SFAS 160 is to be applied prospectively at the beginning of the first annual reporting period on or after December 15, 2008.  We will implement the new standard effective the first day of fiscal year 2009.

In December 2007, Emerging Issues Task Force (EITF) 07-01, “Accounting for Collaborative Arrangements” (EITF 07-01).  EITF 07-01 was issued to prescribe the accounting for collaborations. It requires certain transactions between collaborators to be recorded in the income statement on either a gross or net basis when certain characteristics exist in the collaboration relationship.  EITF 07-01 is effective for fiscal years beginning after December 15, 2008.  We will adopt EITF 07-01 effective the first day of fiscal year 2009 and we are currently evaluating the impact, if any, EITF 07-01 will have on our financial statements.

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

These statements involve certain known and unknown risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements.  The forward-looking statements in this report, as well as subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, are hereby expressly qualified in their entirety by the cautionary statements in this report, including the risk factors in our Form 10-K for the year ended December 28, 2007.  We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances.

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

As a result of our initial public offering, we had cash and cash equivalents of $13.1 million as of March 28, 2008. Of this amount, $0.8 million and $0.4 million was invested in the Orange County Business Bank Money Market Fund and Passbook savings, respectively, and $11.8 million was invested in the Lehman Brothers Institutional Liquidity Funds Government Portfolio.  Although these investments are subject to variable interest rates, we do not believe we are subject to significant market risk for these short-term investments.  Included in liquid investments at March 28, 2008 was $4.3 million in auction rate securities.  While we believe the underlying auction rate securities are credit worthy, due to declining market conditions for similar securities, we liquidated $1.5 million of these securities at par value subsequent to March 28, 2008.  We believe we will be able to liquidate the remaining $2.7 million at their full par values.

We do not engage in trading activities and do not participate in foreign currency transactions or utilize derivative financial instruments.  Additionally, as of March 28, 2008, we did not have any outstanding debt under our revolving credit facility.

Item 4T.  Controls and Procedures

We maintain disclosure controls and procedures defined in Rule 13a-15(e) under the Exchange Act, as controls and other procedures that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer, Tom Brisbin, and our Chief Financial Officer, Kimberly Gant, as appropriate to allow timely decisions regarding required disclosure.

 As of the end of the period covered by this report, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 28, 2008.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 28, 2008.  No change in our internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Other than as described below, we are not currently involved in any material litigation nor, to our knowledge, is any material litigation currently threatened against us, other than routine litigation arising in the ordinary course of business, most of which is expected to be covered by liability insurance.

City of West Hollywood v. Willdan, Superior Court of California, Los Angeles County

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

County of San Diego v. Willdan, Superior Court of California, San Diego County

A complaint was filed against us on February 28, 2008 relating to a project for the reconstruction of a portion of Valley Center Road located in an unincorporated area of San Diego County.  The design was completed by the Company and a contract was awarded to a construction contractor for construction of the improvements.  The construction was originally scheduled for completion in December 2008; however completion has been delayed until fall 2009.  The lawsuit alleges that the delays in construction were caused by errors and omissions in the preparation of reports and in the design and engineering of the project, resulting in additional design and construction costs, in an amount to be determined but believed to be in excess of $5.0 million.  We deny the allegations asserted in the lawsuit and will vigorously defend against the claims.

Topaz v. City of Laguna Beach, Superior Court of California, Orange County.

A first amended complaint was filed naming us as a defendant on October 17, 2007.  The first amended complaint did not contain a statement of damages.  This suit concerns a project by the City of Laguna Beach to reconstruct a retaining wall supporting a city road.  Subsequent to completion of the project a slope below the retaining wall failed damaging the plaintiffs’ residence.  The retaining wall did not fail.  The construction work was performed from February to March 2005.  The slope failure occurred in June 2005.  The plaintiffs were not injured in the incident.  The plaintiffs allege that the City of Laguna Beach violated its own ordinances by not obtaining appropriate geotechnical data during the design stage and by allowing the work to be constructed during the rainy season.  The lawsuit also names Merit Engineering, the project designer, Peterson-Chase Engineering, the general contractor and the Company, the construction observer as defendants.  The plaintiffs issued a statement of damages on April 25, 2008 indicating damages to real and personal property in the amount of $785,000 and general damages between $1,570,000 and $4,700,000.  We deny the allegations asserted in the lawsuit and will vigorously defend against the claims.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Exhibit Description
3.1	Articles of Incorporation of Willdan Group, Inc., including amendments thereto(1)
3.2	Bylaws of Willdan Group, Inc.(1)
10.1	Credit Agreement for $10,000,000 Revolving Line of Credit, dated December 28, 2007, between Willdan Group, Inc. and Wells Fargo Bank, National Association, relating to the Credit Note in 10.2(2)
10.2	Revolving Line of Credit Note for $10,000,000, dated December 28, 2007, by Willdan Group, Inc. in favor of Wells Fargo Bank, National Association(2)
10.3	Security Agreement, dated December 28, 2007, between Willdan Group, Inc. and Wells Fargo Bank, National Association, relating to the Credit Note in 10.2(2)
10.4

Continuing Security Agreement: Rights to Payment and Inventory, dated December 28, 2007, between Willdan Group, Inc. and Wells Fargo Bank, National Association, relating to the Revolving Line of Credit Note in 10.2(2)

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
Date: May 9, 2008
Kimberly D. Gant
Chief Financial Officer, Senior Vice President