Form 10-Q
period 2008-06-27
Willdan Group, Inc.
filed 2008-08-11
CIK 1370450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2008

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
Yes ☐ No ☒

As of August 8, 2008, there were 7,163,664 shares of common stock, $0.01 par value per share, of Willdan Group, Inc. issued and outstanding.

WILLDAN GROUP, INC.
FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

WILLDAN GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 27,	December 28,
	2008	2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,226,000	$15,511,000
Liquid investments	1,375,000	1,300,000
Cash, cash equivalents and liquid investments	7,601,000	16,811,000
Accounts receivable, net of allowance for doubtful accounts of $538,000 and $372,000 at June 27, 2008 and December 28, 2007, respectively	16,187,000	15,090,000
Costs and estimated earnings in excess of billings on uncompleted contracts	7,573,000	7,336,000
Other receivables	167,000	157,000
Prepaid expenses and other current assets	1,632,000	2,067,000
Total current assets	33,160,000	41,461,000

Equipment and leasehold improvements, net	2,954,000	3,354,000
Goodwill	10,818,000	2,911,000
Other assets	2,172,000	500,000
Total assets	$49,104,000	$48,226,000

Liabilities and Stockholders’ Equity
Current liabilities:
Excess of outstanding checks over bank balance	$437,000	$633,000
Accounts payable	2,773,000	1,136,000
Accrued liabilities	4,366,000	5,314,000
Purchase price payable	1,000,000	—
Billings in excess of costs and estimated earnings on uncompleted contracts	832,000	941,000
Current portion of notes payable	373,000	1,088,000
Current portion of capital lease obligations	180,000	176,000
Current portion of deferred income taxes	2,002,000	2,002,000
Total current liabilities	11,963,000	11,290,000

Notes payable, less current portion	43,000	—
Capital lease obligations, less current portion	217,000	283,000
Deferred lease obligations	578,000	606,000
Deferred income taxes, net of current portion	395,000	395,000
Total liabilities	13,196,000	12,574,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized: 7,156,000 and 7,150,000 shares issued and outstanding at June 27, 2008 and December 28, 2007, respectively	71,000	71,000
Additional paid-in capital	32,991,000	32,796,000
Retained earnings	2,846,000	2,785,000
Total stockholders’ equity	35,908,000	35,652,000
Total liabilities and stockholders’ equity	$49,104,000	$48,226,000

See accompanying notes to condensed consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
	2008	2007	2008	2007

Contract revenue	$17,807,000	$21,180,000	$35,583,000	$40,448,000

Direct costs of contract revenue:
Salaries and wages	5,538,000	6,917,000	11,082,000	13,401,000
Production expenses	522,000	453,000	837,000	797,000
Subconsultant services	1,539,000	1,192,000	2,814,000	2,251,000
Total direct costs of contract revenue	7,599,000	8,562,000	14,733,000	16,449,000

General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	5,927,000	5,906,000	12,369,000	13,277,000
Facilities	1,174,000	1,158,000	2,322,000	2,260,000
Stock-based compensation	61,000	51,000	154,000	67,000
Depreciation and amortization	440,000	449,000	834,000	896,000
Other	2,736,000	3,366,000	5,258,000	6,918,000
Total general and administrative expenses	10,338,000	10,930,000	20,937,000	23,418,000
(Loss) income from operations	(130,000)	1,688,000	(87,000)	581,000

Other income (expense):
Interest expense, net of reversal	(22,000)	(24,000)	(2,000)	550,000
Interest income and other income, net	113,000	148,000	261,000	328,000
Total other income, net	91,000	124,000	259,000	878,000
(Loss) income before income tax expense	(39,000)	1,812,000	172,000	1,459,000

Income tax expense	16,000	754,000	111,000	651,000
Net (loss) income	$(55,000)	$1,058,000	$61,000	$808,000

(Loss) earnings per share:
Basic and diluted	$(0.01)	$0.15	$0.01	$0.11

Weighted-average shares outstanding:
Basic	7,156,000	7,148,000	7,156,000	7,148,000
Diluted	7,157,000	7,151,000	7,157,000	7,150,000

See accompanying notes to condensed consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 27, 2008	June 29, 2007
Cash flows from operating activities:
Net income	$61,000	$808,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	834,000	896,000
Loss on sale of equipment	20,000	10,000
Allowance for doubtful accounts	146,000	91,000
Stock-based compensation	154,000	67,000
Changes in operating assets and liabilities, net of the effects from the purchase of Intergy Corporation in 2008:
Accounts receivable	1,511,000	(285,000)
Costs and estimated earnings in excess of billing on uncompleted contracts	(237,000)	(886,000)
Other receivables	(10,000)	3,190,000
Prepaid expenses and other current assets	443,000	482,000
Other assets	(86,000)	26,000
Accounts payable	476,000	(406,000)
Accrued liabilities	(1,290,000)	(8,025,000)
Billings in excess of costs and estimated earnings on uncompleted contracts	(109,000)	44,000
Deferred lease obligations	(28,000)	99,000
Net cash provided by (used in) operating activities	1,885,000	(3,889,000)

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(369,000)	(468,000)
Proceeds from sale of equipment	49,000	27,000
Payments for business acquisition, net of cash acquired	(9,760,000)	—
Purchase of liquid investments	(7,100,000)	(12,600,000)
Proceeds from sale of liquid investments	7,025,000	4,900,000
Net cash used in investing activities	(10,155,000)	(8,141,000)

Cash flows from financing activities:
Changes in excess of outstanding checks over bank balance	(196,000)	395,000
Payments on notes payable	(772,000)	(769,000)
Principal payments on capital leases	(88,000)	(89,000)
Proceeds from employee stock purchase plan	41,000	—
Distributions to holders of redeemable common stock	—	(3,150,000)
Payment of offering costs	—	10,000
Net cash used in financing activities	(1,015,000)	(3,603,000)
Net decrease in cash and cash equivalents	(9,285,000)	(15,633,000)
Cash and cash equivalents at beginning of the period	15,511,000	20,633,000
Cash and cash equivalents at end of the period	$6,226,000	$5,000,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	50,000	49,000
Income taxes	636,000	424,000

Supplemental disclosures of noncash investing and financing activities:
Equipment acquired under capital leases	29,000	29,000
Note payable issued in connection with acquisition of assets	100,000	—
Purchase price payable	1,000,000	—

See accompanying notes to condensed consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 27, 2008
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

Nature of Business

Willdan Group, Inc. and subsidiaries (“Willdan Group” or the “Company”) is a provider of outsourced services to small and mid-sized public agencies in California and other western states.  Outsourcing enables these agencies to provide a wide range of specialized services without having to incur and maintain the overhead necessary to develop staffing in-house.  The Company provides a broad range of services to public agencies and, to a lesser extent, private industry, including civil engineering, building and safety services, geotechnical engineering, financial and economic consulting, energy efficiency, water conservation, renewable energy, disaster preparedness and homeland security.  Clients primarily consist of cities, counties, redevelopment agencies, water districts, school districts and universities, state agencies, federal agencies, a variety of other special districts and agencies, and tribal governments.

Principles of Consolidation

The consolidated financial statements include the accounts of Willdan Group Inc. and its wholly owned subsidiaries, Willdan Engineering, Willdan Financial Services, Willdan Geotechnical, Willdan Homeland Solutions, Intergy Corporation, Willdan Resource Solutions and Public Agency Resources.  Intergy Corporation is included as of the date of acquisition.  All significant intercompany balances and transactions have been eliminated in consolidation.

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

The value of retainage is included in accounts receivable in the accompanying consolidated financial statements.  Retainage represents the billed amount that is retained by the customer, in accordance with the terms of the contract, generally until performance is substantially complete.  At June 27, 2008 and December 28, 2007, the Company had retained accounts receivable of approximately $21,000 and $46,000, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, liquid investments, accounts receivable, accounts payable, accrued liabilities, notes payable and purchase price payable.  Liquid investments are comprised of available-for-sale securities that are reported at fair value with any related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of shareholder’s equity, net of tax.  Pursuant to SFAS No. 157, Fair Value Measurements, or SFAS 157, the fair value of the Company’s cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.  The fair value of the Company’s liquid investments is determined based on “Level 2” inputs, which consist generally of observable inputs including quoted prices for similar assets or market-corroborated inputs.  We believe that the recorded values of all of our other financial instruments approximate their current values because of their nature and respective durations.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”   (SFAS 159).  SFAS 159 provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value.  A company that adopts SFAS 159 will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The provisions of SFAS 159 are elective, and through June 27, 2008, the Company had not elected to adopt SFAS 159 for any of its financial assets and liabilities.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141R).  SFAS 141R establishes the principles and requirements for how an acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141R makes significant changes to existing accounting practices for acquisitions.  Under SFAS 141R, adjustments to the acquired entity’s deferred tax assets and uncertain tax position balances occurring outside the measurement period are recorded as a component of the income tax expense, rather than goodwill, which nullifies EITF 93-7, Uncertainties Related to Income Taxes in a Purchase Business Combination, (EITF 93-7). This requirement applies to all business combinations regardless of consummation date. SFAS 141R applies prospectively to business combinations, for which the acquisition date is on or after the beginning of the first annual reporting period on or after December 15, 2008, except for the transition provisions of EITF 93-7.  The Company is currently evaluating the impact, if any, SFAS 141R will have on future business combinations.

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

In December 2007, the FASB ratified Emerging Issues Task Force (EITF) 07-01, “Accounting for Collaborative Arrangements” (EITF 07-01).  EITF 07-01 was issued to prescribe the accounting for collaborations. It requires certain transactions between collaborators to be recorded in the income statement on either a gross or net basis when certain characteristics exist in the collaboration relationship.  EITF 07-01 is effective for fiscal years beginning after December 15, 2008.  The Company will adopt EITF 07-01 the first day of fiscal year 2009 and is currently evaluating the impact, if any, EITF 07-01 will have on its financial statements.

3.                  BUSINESS COMBINATION

                On June 9, 2008, the Company acquired all of the outstanding stock of Intergy Corporation, a California–based consulting company that assists companies, institutions and agencies with planning and implementing their energy efficiency, water conservation and renewable energy strategies. The acquisition cost recorded by the Company as June 27, 2008 was $11.2 million, consisting of $9.9 million in cash paid at closing,  a guaranteed payment of $1.0 million in cash due on or before June 24, 2009, and $0.3 million of transaction costs.  The acquisition cost may increase by up to $6.2 million if Intergy achieves certain financial targets in the first three years following the acquisition.  The purchase price includes an estimated net asset value adjustment of $0.6 million, which may be adjusted for the true-up of the estimated amounts included for accounts such as cash, receivables, and payables.  The acquisition cost was allocated as follows:

June 27, 2008
Current assets	$3,242,000
Equipment	49,000
Backlog	1,264,000
Customer relationships	272,000
Other assets	8,000
Current liabilities	(1,502,000)
Goodwill	7,907,000
Total	$11,240,000

The Company has preliminarily estimated the fair values of the assets acquired and the liabilities assumed.  The Company will finalize the fair value estimates within twelve months of the acquisition date.

Unaudited proforma consolidated statements of operations for the three months and six months ended June 27, 2008 and June 29, 2007 as though Intergy Corporation had been acquired as of  the first day of each of the respective periods presented is as follows:

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
	2008	2007	2008	2007

Contract revenue	$20,353,000	$22,595,000	$40,224,000	$43,163,000

Income from operations	368,000	2,000,000	717,000	1,391,000
Net income	206,000	1,172,000	440,000	1,146,000
Basic and diluted earnings per share	$0.03	$0.16	$0.06	$0.16

4.                  EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consist of the following:

	June 27, 2008	December 28, 2007
Furniture and fixtures	$4,903,000	$4,917,000
Computer hardware and software	4,687,000	4,518,000
Leasehold improvements	908,000	900,000
Equipment under capital leases	792,000	787,000
Automobiles, trucks, and field equipment	419,000	412,000
Total	11,709,000	11,534,000
Accumulated depreciation and amortization	(8,755,000)	(8,180,000)
Equipment and leasehold improvements, net	$2,954,000	$3,354,000

5.                   ACCRUED LIABILITES

Accrued liabilities consist of the following:

	June 27, 2008	December 28, 2007
Accrued bonuses	$—	$202,000
Paid leave bank	1,592,000	1,746,000
Compensation and payroll taxes	1,535,000	1,495,000
Accrued legal	139,000	92,000
Accrued workers’ compensation insurance	3,000	19,000
Litigation accrual	—	235,000
Accrued interest	4,000	52,000
Accrued rent	120,000	113,000
Income taxes payable	(16,000)	425,000
Employee withholdings	248,000	225,000
Client deposits	78,000	92,000
Other	663,000	618,000
Total accrued liabilities	$4,366,000	$5,314,000

6.                  COMMITMENTS

Leases

The Company is obligated under capital leases for certain furniture and office equipment that expire at various dates through the year 2011.

The Company also leases certain office facilities under noncancelable operating leases that expire at various dates through the year 2014 and is committed under noncancelable operating leases for the lease of computer equipment and automobiles through the year 2011.

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

7.                  INCOME TAXES

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

8.                  SEGMENT INFORMATION

The Company has three segments: Engineering Services, Public Finance Services and Homeland Security Services.  The Engineering Services segment includes Willdan Engineering, Willdan Geotechnical, Intergy Corporation, Public Agency Resources and Willdan Resource Solutions.  The Engineering Services segment performs services for a broad range of public agency clients and to a lesser extent, private industry, and offers a full complement of engineering, building and safety, construction management, energy efficiency, water conservation, renewable energy and municipal planning services to clients throughout the western United States.  The Public Finance Services segment, which consists of Willdan Financial Services, provides expertise and support for the various financing techniques employed by public agencies to finance their operations and infrastructure along with the mandated reporting and other requirements associated with these financings.  The Homeland Security Services segment, which consists of Willdan Homeland Solutions, provides homeland security and public safety consulting services to cities, counties and related municipal service agencies.

The accounting policies applied to determine the segment information are the same as those described in the summary of significant accounting policies, included in the Company’s 2007 Annual Report on Form10-K.  There were no intersegment sales during the fiscal three or six months ended June 27, 2008 and June 29, 2007.  Management evaluates the performance of each segment based upon income or loss before year-end performance bonuses and income taxes.  Certain segment asset information including expenditures for long-lived assets has not been presented as it is not reported to or reviewed by the chief operating decision maker.  In addition, enterprise-wide service line contract revenue is not included as it is impracticable to report this information for each group of similar services.

Financial information with respect to the reportable segments for the fiscal three and six months ended June 27, 2008 and the fiscal three and six months ended June 29, 2007 follows:

	Engineering Services	Public Finance Services	Homeland Security Services	Unallocated Corporate	Intersegment	Consolidated Total
Three Months Ended June 27, 2008
Contract revenue	$13,778,000	$3,476,000	$553,000	$—	$—	$17,807,000
Segment (loss) profit before bonuses and income taxes	(485,000)	600,000	(128,000)	(26,000)	—	(39,000)
Annual performance bonuses	—	—	—	—	—	—
Net income (loss)	(311,000)	354,000	(78,000)	(20,000)	—	(55,000)

Three Months Ended June 29, 2007
Contract revenue	$17,466,000	$3,290,000	$424,000	$—	$—	$21,180,000
Segment profit before bonuses and income taxes	1,455,000	430,000	(23,000)	(50,000)	—	1,812,000
Annual performance bonuses	—	—	—	—	—	—
Net income (loss)	841,000	245,000	2,000	(30,000)	—	1,058,000

Six Months Ended June 27, 2008
Contract revenue	$28,039,000	$6,685,000	$859,000	$—	$—	$35,583,000
Segment (loss) profit before bonuses and income taxes	(382,000)	1,050,000	(446,000)	(50,000)	—	172,000
Annual performance bonuses	—	—	—	—	—	—
Net income (loss)	(256,000)	623,000	(271,000)	(35,000)	—	61,000
Segment assets	50,126,000	11,873,000	1,401,000	28,077,000	(42,373,000)	49,104,000

Six Months Ended June 29, 2007
Contract revenue	$33,739,000	$6,060,000	$649,000	$—	$—	$40,448,000
Segment profit (loss) before bonuses and income taxes	1,258,000	427,000	(176,000)	(50,000)	—	1,459,000
Annual performance bonuses	—	—	—	—	—	—
Net income (loss)	702,000	243,000	(107,000)	(30,000)	—	808,000
Segment assets	33,176,000	11,293,000	660,000	30,543,000	(29,552,000)	46,120,000

9.            CONTINGENCIES

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

County of San Diego v. Willdan, Superior Court of California, Riverside County

A complaint was filed against the Company on February 28, 2008 relating to a project for the reconstruction of a portion of Valley Center Road located in an unincorporated area of San Diego County.  The Company completed the design and a contract was awarded to a construction contractor for construction of the improvements.  The construction was originally scheduled for completion in December 2008; however completion has been delayed until fall 2009.  The lawsuit alleges that the delays in construction were caused by errors and omissions in the preparation of reports and in the design and engineering of the project, resulting in additional design and construction costs, in an amount to be determined but believed to be in excess of $5.0 million.  The Company denies the allegations asserted in the lawsuit and will vigorously defend against the claims.  At June 27, 2008, the Company did not have a liability recorded on its balance sheet related to this complaint.

Topaz v. City of Laguna Beach, Superior Court of California, Orange County

A first amended complaint was filed naming the Company as a defendant on October 17, 2007.  The first amended complaint did not contain a statement of damages.  This suit concerns a project by the City of Laguna Beach to reconstruct a retaining wall supporting a city road.  Subsequent to completion of the project a slope below the retaining wall failed damaging the plaintiffs’ residence.  The retaining wall did not fail.  The construction work was performed from February to March 2005.  The slope failure occurred in June 2005.  The plaintiffs were not injured in the incident.  The plaintiffs allege that the City of Laguna Beach violated its own ordinances by not obtaining appropriate geotechnical data during the design stage and by allowing the work to be constructed during the rainy season.  The lawsuit also names Merit Engineering, the project designer, Peterson-Chase Engineering, the general contractor and the Company, the construction observer as defendants.  The plaintiffs issued a statement of damages on April 25, 2008 indicating damages to real and personal property in the amount of $785,000 and general damages between $1,570,000 and $4,700,000.  A cross-complaint has been filed in the action by Peterson-Chase Engineering seeking equitable apportionment.  The Company denies the allegations asserted in the lawsuit and will vigorously defend against the claims.  At June 27, 2008, the Company did not have a liability recorded on its balance sheet related to this complaint.

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

Overview

We are a leading provider of outsourced services to small and mid-sized public agencies in California and other western states.  Outsourcing enables these agencies to provide a wide range of specialized services, without having to incur and maintain the overhead necessary to develop staffing in-house.  We provide a broad range of services to public agencies and to a lesser extent, private industry, including:

•                                Civil Engineering;

•                                Building and Safety Services;

•                                Geotechnical Engineering;

•                                Energy Efficiency Consulting;

•                                Financial and Economic Consulting; and

•                                Disaster Preparedness and Homeland Security.

We operate our business through a network of offices located throughout California and other western states and had a staff of 602 as of June 27, 2008 that includes licensed engineers and other professionals.  Our core clients are public agencies in communities with populations ranging from 10,000 to 300,000 people.  We believe communities of this size are underserved by large outsourcing companies that tend to focus on securing large federal and state projects, as well as projects for the private sector.  We seek to establish close working relationships with our public agency clients and, over time, to expand the breadth and depth of the services we provide to them.

While we currently serve communities throughout the country, our business is concentrated in California and neighboring states.  We provide services to approximately 60% of the 490 cities and over 60% of the 58 counties in California.  We also serve special districts, school districts and other public agencies.

We were founded over 40 years ago and Willdan Group, Inc., a Delaware corporation, was formed in 2006 to serve as our holding company.  Today, we consist of a family of wholly owned companies that operate within the following segments for financial reporting purposes:

Engineering Services.    Our Engineering Services segment includes the operations of our subsidiaries, Willdan Engineering, Willdan Geotechnical, Intergy Corporation, Willdan Resource Solutions, and Public Agency Resources (PARs). These businesses collectively provide engineering-related services, geotechnical engineering services, environmental engineering and environmental related services and energy efficiency, water conservation, and renewable energy services.  Additionally, PARs primarily provides staffing to Willdan Engineering.  Contract revenue for the Engineering Services segment represented 78.8% and 83.4% of our consolidated contract revenue for the six months ended June 27, 2008 and the six months ended June 29, 2007, respectively.

Public Finance Services.    Our Public Finance Services segment consists of the business of our subsidiary, Willdan Financial, which offers financial and economic services to public agencies.  Contract revenue for the Public Finance Services segment represented 18.8% and 15.0% of our consolidated contract revenue for the six months ended June 27, 2008 and the six months ended June 29, 2007, respectively.

Homeland Security Services.    Our Homeland Security Services segment consists of the business of our subsidiary, Willdan Homeland Solutions, which offers homeland security, public safety consulting and management consulting services.  We formed this subsidiary in fiscal year 2004 and began operations in the second half of fiscal year 2005.  Contract revenue for our Homeland Security Services segment represented 2.4% and 1.6% of our consolidated contract revenue for the fiscal six months ended June 27, 2008 and the fiscal six months ended June 29, 2007, respectively.

Recent Developments

On June 9, 2008, we completed the purchase of all of the outstanding stock of Intergy Corporation (“Intergy”) pursuant to a stock purchase agreement, by and among us, Intergy, Mr. Ashish Goel and Mr. Alok (Jay) Bhalla (Messrs. Goel and Bhalla, each a “Seller” and, collectively, the “Sellers”).  Intergy is a California-based consulting firm that assists companies, institutions and agencies with planning and implementing their energy efficiency, water conservation, and renewable energy strategies.

We purchased all of Intergy’s outstanding capital stock for an amount equal to $10.9 million in cash, of which $9.9 million was paid at closing and $1.0 million must be paid no later than June 24, 2009, plus up to an additional $6.2 million in earn-out payments if Intergy achieves certain levels of earnings before interest and taxes, in each of the first three years after completion of the acquisition. The aggregate purchase price includes an estimated net asset value adjustment of $0.6 million, which may be increased or decreased based on the net asset value of Intergy as of June 9, 2008.

We may elect, at our sole discretion, to pay up to 50% of any earn-out payment in shares of our common stock as long as (a) our market capitalization at the time of any such earn-out payment is between $57.0 million and $86.0 million and (b) the shares of common stock are traded on a United States national securities exchange or reported through NASDAQ as of the end of the applicable period for which the earn-out was achieved.  If the Average Daily Trading Volume (as defined in the stock purchase agreement) of our common stock as of the end of an applicable earn-out period is less than 0.42% of our then-issued and outstanding common stock, we may not pay more than 25% of the applicable earn-out payment in shares of our common stock.

The $1.0 million deferred portion of the purchase price and the earn-out payments of up to $6.2 million may be offset by any indemnification obligations owed by Sellers to us in accordance with the stock purchase agreement.

In the second quarter of fiscal year 2008, there were also changes to our senior management and our Board of Directors.  On April 20, 2008, Ms. Chell Smith, resigned from her positions as a member of our Board of Directors, Audit, Compensation and Nominating and Corporate Governance Committees, and as chairperson of our Investment, Finance and Strategy Committee.  On April 22, 2008, our Board of Directors announced the appointment of Mr. Wayne Shelton to the Board.  Mr. Shelton was appointed to the Audit and Investment, Finance and Strategy Committees to fill the vacancies created by Ms. Smith’s resignation. Additionally, Ms. Mallory McCamant, our Chief Operating Officer, Senior Vice President and Assistant Secretary, resigned effective May 10, 2008.

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

Goodwill Impairment Valuation

Goodwill primarily represents the excess of the purchase price paid for our Public Finance Services reporting unit (Willdan Financial Services) and Intergy Corporation, over the estimated fair value of the net identified tangible and intangible assets acquired.  We perform an annual review in the fourth quarter of each fiscal year, or more frequently if indicators of potential impairment exist, to determine if the recorded goodwill is impaired.  We compare the fair value of the reporting unit to its carrying value, including goodwill.  To estimate the fair value, we use a valuation approach based on a multiple of historical cash flows, management’s estimates of future cash flows, and other market data.  This estimate of fair value is highly subjective and is based in part on assumptions that could differ materially from actual results.  If our evaluation indicates that goodwill is impaired, we perform an additional assessment to determine the extent of the impairment based on the implied fair value of goodwill compared with the carrying amount of the goodwill. No such impairment loss has been recognized to date related to Public Finance Services. We have not yet performed an annual review for Intergy Corporation. We have however estimated a fair value based on a multiple of historical cash flows, management’s estimates of future cash flows, and other market data.

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

	Fiscal Three Months Ended		Fiscal Six Months Ended
Statement of Operations Data	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007

Contract revenue	100.0%	100.0%	100.0%	100.0%
Direct costs of contract revenue:
Salaries and wages	31.1	32.7	31.1	33.1
Production expenses	2.9	2.1	2.4	2.0
Subconsultant services	8.6	5.6	7.9	5.6
Total direct costs of contract revenue.	42.6	40.4	41.4	40.7
General and administrative expenses:
Salaries and wages, payroll taxes, employee benefits	33.3	27.9	34.8	32.8
Facilities	6.6	5.5	6.5	5.6
Stock-based compensation	0.3	0.2	0.4	0.2
Depreciation and amortization	2.5	2.1	2.3	2.2
Other	15.4	15.9	14.8	17.1
Total general and administrative expenses.	58.1	51.6	58.8	57.9
Income (loss) from operations	(0.7)	8.0	(0.2)	1.4
Other income (expense):
Interest expense, net of reversal	(0.1)	(0.1)	—	1.4
Interest income and other income, net	0.6	0.7	0.7	0.8
Total other income, net	0.5	0.6	0.7	2.2
(Loss) income before income tax expense	(0.2)	8.6	0.5	3.6
Income tax expense	0.1	3.6	0.3	1.6
Net (loss) income	(0.3)%	5.0%	0.2%	2.0%

Three Months Ended June 27, 2008 Compared to Three Months Ended June 29, 2007

Contract revenue.    Our contract revenue was $17.8 million for the three months ended June 27, 2008, with $13.8 million attributable to the Engineering Services segment and $3.5 million attributable to the Public Finance Services segment.  Our Homeland Security Services segment generated $0.5 million during this period.  Consolidated contract revenue decreased $3.4 million, or 16.0%, to $17.8 million for the three months ended June 27, 2008 from $21.2 million in the three months ended June 29, 2007.  This was due primarily to a decrease of $3.7 million, or 21.1%, in contract revenue for the Engineering Services segment primarily as a result of the continuing decline in our building and safety projects which continues to be affected by the residential housing market.  The $3.7 million decrease in contract revenue for the Engineering Services segment is net of an increase of $0.7 million resulting from our acquisition of Intergy Corporation.  Contract revenue in the Public Finance Services and Homeland Security Services segments increased $0.2 million, or 6.1%, from $3.3 million to $3.5 million, and $0.1 million, or 25.0% from $0.4 million to $0.5 million, respectively, in the three months ended June 27, 2008 as compared to the three months ended June 29, 2007.  Our Public Finance Services business, specifically district administration projects, tends to run counter-cyclical to the residential housing market. Additionally, our Homeland Security Services segment has expanded its service offerings beyond its traditional training services to include training exercises and management services.

Our Engineering Services segment decline was due in part to the continuing slowdown in residential housing construction in the western United States. A source of revenue in our Engineering Services segment is fees assessed for building permits. Since the second half of fiscal year 2007, we have continued to experience a reduction in revenue from these fees because of the downturn in the housing market.  Revenue in the Public Finance Services segment increased primarily due to increased district formation services to fund infrastructure projects as well as increased delinquency management services in our district administration services.  Revenue in Homeland Security Services has increased due to an increase in our emergency response training courses and exercises, particularly in Southern California.

Direct costs of contract revenue.    Direct costs of contract revenue were $7.6 million for the three months ended June 27, 2008, with $6.4 million attributable to the Engineering Services segment and $1.0 million attributable to the Public Finance Services segment.  The additional $0.2 million is attributable to direct costs of contract revenue for our Homeland Security Services segment.  Overall, direct costs decreased by $1.0 million, or 11.6%, from $8.6 million for the three months ended June 29, 2007.  This decrease is attributable to our Engineering Services segment, while direct costs within the Public Finance Services and Homeland Security Services segments remained essentially flat.  Direct costs decreased primarily as a result of the reduction in our headcount to 602 as of June 27, 2008 from 645 as of June 29, 2007, a decrease of 6.7%, partially offset by an increase in subconsultant services of $0.3 million, or 25.0%, from $1.2 million for the three months ended June 29, 2007 to $1.5 million for the three months ended June 27, 2008. Direct costs of contract revenue as a percentage of contract revenue for the three months ended June 27, 2008 increased to 42.6% from 40.4% for the three months ended June 29, 2007.

Within direct costs of contract revenue, salaries and wages decreased from 32.7% of contract revenue for the three months ended June 29, 2007 to 31.1% for the three months ended June 27, 2008.  Comparing those same periods, subconsultant services increased from 5.6% of contract revenue to 8.6% of contract revenue.

General and administrative expenses.    General and administrative expenses decreased by $0.6 million, or 5.5%, to $10.3 million for the three months ended June 27, 2008 from $10.9 million for the three months ended June 29, 2007.  This was due primarily to a decrease of $0.6 million in general and administrative expenses of the Engineering Services segment. General and administrative expenses within our Homeland Security Services segment increased by $0.2 million but was offset by a decrease of $0.2 million in unallocated corporate expenses. Within our Public Finance Services segment, general and administrative costs remained flat.  General and administrative expenses as a percentage of contract revenue increased to 58.1% in the three months ended June 27, 2008 from 51.6% for the three months ended June 29, 2007.

The decreases in general and administrative expenses in the Engineering Services and Homeland Security Services segments were due primarily to (i) a decrease of approximately $0.6 million in other general and administrative expenses, which include decreased legal and accounting fees and other costs related to the settlement of the West Hollywood litigation in the 2007 period and (ii) a decrease of approximately $0.2 million in marketing expenses and (iii) a decrease of approximately $0.1 million in the costs of professional services.

Income (loss) from operations.    As a result of the above factors, we had an operating loss of $0.1 million for the three months ended June 27, 2008 as compared to operating income of $1.7 million for the three months ended June 29, 2007.  Income (loss) from operations as a percentage of contract revenue was (0.7)% for the three months ended June 27, 2008, a decrease from 8.0% for the three months ended June 29, 2007.

Other income (expense).    Other income (expense), net essentially remained flat in the three months ended June 27, 2008, as compared to the three months ended June 29, 2007.  Other income (expense), net as a percentage of contract revenue was 0.5% for the three months ended June 27, 2008, a decrease from 0.6% for the three months ended June 29, 2007.

Net income (loss).   As a result of the above factors, we had a net loss of $0.1 million for the three months ended June 27, 2008 compared to net income of $1.1 million for the three months ended June 29, 2007.

Six Months Ended June 27, 2008 Compared to Six Months Ended June 29, 2007

Contract revenue.    Our contract revenue was $35.6 million for the six months ended June 27, 2008, with $28.0 million attributable to the Engineering Services segment and $6.7 million attributable to the Public Finance Services segment.  Our Homeland Security Services segment generated $0.9 million during this period.  Consolidated contract revenue decreased $4.8 million, 11.9%, from $40.4 million for the six months ended June 29, 2007.  The decrease in contract revenue was primarily due to a decrease of $5.7 million, or 16.9%, in contract revenue of the Engineering Services segment which has been significantly impacted by the decline in the California residential housing market and state and local government budget cuts.  The $5.7 million decrease in contract revenue for the Engineering Services segment is net of an increase of $0.7 million resulting from our acquisition of Intergy Corporation.  Contract revenue in the Public Finance Services and Homeland Security Services segments, respectively, increased by $0.6 million, or 9.8% to $6.7 million from $6.1 million and $0.3 million, or 50.0%, to $0.9 million from $0.6 million in the six months ended June 27, 2008.

Direct costs of contract revenue.    Direct costs of contract revenue were $14.7 million for the six months ended June 27, 2008, with $12.5 million attributable to the Engineering Services segment and $1.8 million attributable to the Public Finance Services segment.  The additional $0.4 million is attributable to direct costs of contract revenue for our Homeland Security Services segment.  Our direct costs of contract revenue for the six months ended June 27, 2008 decreased $1.7 million, or 10.4%, from $16.4 million for the six months ended June 29, 2007.  Of this total decrease, direct costs of contract revenue decreased $2.0 million, or 12.2%, in the Engineering Services segment and increased $0.2 million in the Public Finance Services segment.  The remaining $0.1 million increase is attributable to the Homeland Security Services segment.  The decrease in direct costs of contract revenue for our Engineering Services segment is primarily due to the decreased headcount in this segment. Increases in direct costs of contract revenue for our Public Finance Services and Homeland Security Services segments were primarily the result of the increased volume of activity that generated the increased contract revenue previously discussed for these operating segments. Direct costs of contract revenue as a percentage of contract revenue for the six months ended June 27, 2008 increased to 41.4% from 40.7% for the six months ended June 29, 2007.

Within direct costs of contract revenue, salaries and wages decreased from 33.1% of contract revenue in the six months ended June 29, 2007 to 31.1% in the six months ended June 27, 2008.  Comparing those same periods, subconsultant services increased from 5.6% of contract revenue to 7.9% of contract revenue.

General and administrative expenses.    General and administrative expenses decreased by $2.5 million, or 10.7%, to $20.9 million for the six months ended June 27, 2008 from $23.4 million for the six months ended June 29, 2007.  This included decreases of $2.5 million and $0.1 million in general and administrative expenses of the Engineering Services and Public Finance Services segments, respectively.  Additionally, a decrease of $0.3 million is attributed to unallocated corporate expenses. These decreases were offset by an increase of $0.4 million in general and administrative expenses related to our Homeland Security Services segment. General and administrative expenses as a percentage of contract revenue increased to 58.8% in the six months ended June 27, 2008 from 57.9% in the prior year period.

The decreases in general and administrative expenses were due primarily to (i) a decrease of approximately $1.7 million, or 24.6%, in other general and administrative expenses, which include decreased costs in marketing expenses, professional services and legal fees related to the settlement of the West Hollywood litigation in March 2007 and (ii) a decrease of approximately $1.0 million, net, or 7.5%, in employee related costs primarily due to our reduced headcount.  As discussed above under “—Components of Income and Expense—Direct Costs of Contract Revenue,” we do not allocate that portion of salaries and wages not related to time spent directly generating revenue to direct costs of contract revenue.  Included in general and administrative expenses in 2007 were costs associated with management changes in the six months ended June 29, 2007 that resulted in an increase of approximately $0.6 million in expenses for the payment of severance and other employee benefits.

 (Loss) income from operations.    As a result of the above factors, operating loss was $87,000 for the six months ended June 27, 2008 as compared to a $0.6 million of operating income for the six months ended June 29, 2007.  Operating income as a percentage of contract revenue decreased to (0.2)% in the six months ended June 27, 2008 from 1.4% in the prior year period.

Other income (expense).    Other income (expense), net decreased by $0.6 million, or 66.7%, to $0.3 million of income for the six months ended June 27, 2008 from $0.9 million of income for the six months ended June 29, 2007.  This was due primarily to the reversal of $0.6 million in accrued interest payable associated with the West Hollywood litigation settlement in the six months ended June 29, 2007.

Net Income.  As a result of the above factors, our net income was $0.1 million for the six months ended June 27, 2008 compared to $0.8 million for the six months ended June 29, 2007.

Liquidity and Capital Resources

As of June 27, 2008, we had $6.2 million of cash and cash equivalents and $1.4 million of liquid investments in the form of California tax-exempt auction-rate securities.  Our primary sources of liquidity are cash generated from operations and borrowings under our revolving line of credit.  We believe that our cash and cash equivalents on hand, cash generated by operating activities, cash held in liquid investments and funds available under our credit facility will be sufficient to finance our operating activities for the foreseeable future.

Cash flows from operating activities

Cash flows provided by operating activities were $1.9 million for the six months ended June 27, 2008 compared to cash flows used in operating activities of $3.9 million for the six months ended June 29, 2007.  The cash flows provided by operating activities in the six months ended June 27, 2008 were comparatively higher than in the six months ended June 29, 2007 due primarily to increased collections of accounts receivables and increased accounts payable primarily attributable to the timing of expenses accrued but not paid for certain insurance and independent contractors in the six months ended June 27, 2008, combined with our payments in the first quarter of 2007 related to the settlement in the West Hollywood litigation.

Cash flows from investing activities

Cash flows used in investing activities were $10.2 million for the six months ended June 27, 2008 compared to $8.1 million for the six months ended June 29, 2007.  Cash flows used in investing activities for the six months ended June 27, 2008 were comparatively higher than in the six months ended June 29, 2007 primarily due to $9.8 million in payments, net of cash acquired, related to the acquisition of Intergy Corporation in the six months ended June 27, 2008, partially offset by a decrease of $7.6 million in net purchases of liquid investments.

Cash flows from financing activities

Cash flows used in financing activities were $1.0 million for the six months ended June 27, 2008 compared to $3.6 million used in financing activities for the six months ended June 29, 2007.  Cash flows used in financing activities for the six months ended June 27, 2008 decreased from the six months ended June 29, 2007 primarily because we paid our final S Corporation distribution of $3.2 million to our shareholders in the first fiscal quarter of 2007.

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

Borrowings under the credit agreement are secured by all accounts receivable and other rights to payment, general intangibles, inventory and equipment including those of our subsidiaries.  Each subsidiary (except Public Agency Resources and Willdan Resource Solutions) has signed an unconditional guaranty of our obligations under the agreements.  The credit agreement also contains customary representations and affirmative covenants, including covenants to maintain a minimum tangible net worth, a minimum net income, a minimum asset coverage ratio and a maximum ratio of total funded debt to EBITDA (each ratio as specifically defined in the credit agreement).  The credit agreement also includes customary negative covenants, including a covenant that prohibits the incurrence of additional indebtedness by us or our subsidiaries other than purchase money indebtedness not to exceed $2.0 million and indebtedness existing on the date of the credit agreement, and a covenant that prohibits payment of dividends on our stock.  In addition, the credit agreement includes customary defaults for a credit facility. There were no outstanding borrowings under this agreement as of June 27, 2008.

Contractual obligations

We had no material changes in commitments for long-term debt obligations, operating lease obligations or capital lease obligations as of June 27, 2008, as compared to those disclosed in our table of contractual obligations included in our Annual Report on Form 10-K for the year ended December 28, 2007.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115”   (SFAS 159).  SFAS 159 provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value.  A company that adopts SFAS 159 will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The provisions of SFAS 159 are elective, and through June 27, 2008, we did not elect to adopt SFAS 159 for any of our financial assets and liabilities.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141R).  SFAS 141R establishes the principles and requirements for how an acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141R makes significant changes to existing accounting practices for acquisitions.  Under SFAS 141R, adjustments to the acquired entity’s deferred tax assets and uncertain tax position balances occurring outside the measurement period are recorded as a component of the income tax expense, rather than goodwill, which nullifies EITF 93-7, Uncertainties Related to Income Taxes in a Purchase Business Combination, (EITF 93-7). This requirement applies to all business combinations regardless of consummation date. SFAS 141R applies prospectively to business combinations, for which the acquisition date is on or after the beginning of the first annual reporting period on or after December 15, 2008, except for the transition provisions of EITF 93-7.  We will implement the new standard effective the first day of fiscal year 2009.  We are currently evaluating the impact, if any, SFAS 141R will have on future business combinations.

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

In December 2007, the FASB ratified Emerging Issues Task Force (EITF) 07-01, “Accounting for Collaborative Arrangements” (EITF 07-01).  EITF 07-01 was issued to prescribe the accounting for collaborations. It requires certain transactions between collaborators to be recorded in the income statement on either a gross or net basis when certain characteristics exist in the collaboration relationship.  EITF 07-01 is effective for fiscal years beginning after December 15, 2008.  We will adopt EITF 07-01 effective the first day of fiscal year 2009 and we are currently evaluating the impact, if any, EITF 07-01 will have on our financial statements.

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

We had cash and cash equivalents of $6.2 million as of June 27, 2008. Of this amount, $0.3 million was invested in the Orange County Business Bank Money Market Fund and Passbook savings, $2.4 million in the Wells Fargo Stage Coach Sweep Investment Account, $0.2 million in the Citi Business Tiered IMMA account, respectively, and $2.3 million was invested in the Lehman Brothers National Muni Money Fund.  Although these investments are subject to variable interest rates, we do not believe we are subject to significant market risk for these short-term investments. Liquid investments at June 27, 2008 were $1.4 million in the form of California tax-exempt auction rate securities.  We believe we will be able to liquidate the $1.4 million at its full par value in the next twelve months.

We do not engage in trading activities and do not participate in foreign currency transactions or utilize derivative financial instruments.  Additionally, as of June 27, 2008, we did not have any outstanding debt under our revolving credit facility.

Item 4.  Controls and Procedures

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

As of the end of the period covered by this report, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 27, 2008.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 27, 2008.  No change in our internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

County of San Diego v. Willdan, Superior Court of California, Riverside County

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

Topaz v. City of Laguna Beach, Superior Court of California, Orange County.

A first amended complaint was filed naming us as a defendant on October 17, 2007.  The first amended complaint did not contain a statement of damages.  This suit concerns a project by the City of Laguna Beach to reconstruct a retaining wall supporting a city road.  Subsequent to completion of the project a slope below the retaining wall failed damaging the plaintiffs’ residence.  The retaining wall did not fail.  The construction work was performed from February to March 2005.  The slope failure occurred in June 2005.  The plaintiffs were not injured in the incident.  The plaintiffs allege that the City of Laguna Beach violated its own ordinances by not obtaining appropriate geotechnical data during the design stage and by allowing the work to be constructed during the rainy season.  The lawsuit also names Merit Engineering, the project designer, Peterson-Chase Engineering, the general contractor and the Company, the construction observer as defendants.  The plaintiffs issued a statement of damages on April 25, 2008 indicating damages to real and personal property in the amount of $785,000 and general damages between $1,570,000 and $4,700,000.  A cross-complaint has been filed in the action by Peterson-Chase seeking equitable apportionment. We deny the allegations asserted in the lawsuit and will vigorously defend against the claims.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders (the “Annual Meeting”) was held on June 9, 2008.  Of the total number of common shares outstanding on April 11, 2008, a total of 5,349,052 were represented in person or by proxy at the Annual Meeting.  Results of votes with respect to proposals submitted at the Annual Meeting are set forth below.

(a)  To elect seven members of the Board of Directors, each to serve for a one-year term and until his or her successor is duly elected and qualified.  Votes recorded, by nominee, were as follows:

Nominee	For	Withheld
Win Westfall	5,288,312	60,740
Linda L. Heil	5,288,247	60,805
Keith Renken	5,283,312	65,740
Wayne Shelton	5,283,247	65,805
W. Tracy Lenocker	5,210,145	138,907
Thomas D. Brisbin	5,269,395	79,657
John M. Toups	5,283,312	65,740

(b)  To consider and vote upon the ratification of the appointment of KPMG LLP as the independent registered public accounting firm for our Company for the year ending January 2, 2009:

For	Against	Abstain
5,340,644	3,500	4,908

(c)  To consider and vote upon approval of our company’s 2008 Stock Incentive Plan:

For	Against	Abstain	Broker Non-Votes
3,532,205	67,060	400,736	1,349,051

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Exhibit Description
2.1	Stock Purchase Agreement, dated as of June 9, 2008, by and among Willdan Group, Inc., Intergy Corporation and the Stockholders of Intergy Corporation (1)
3.1	Articles of Incorporation of Willdan Group, Inc., including amendments thereto(2)
3.2	Bylaws of Willdan Group, Inc.(2)
4.1	Specimen Stock Certificate for shares of the Registrant’s Common Stock(2)
10.1	First Amendment to Credit Agreement, dated May 8, 2008, between Willdan Group, Inc. and Wells Fargo Bank, National Association.*
10.2	Second Amendment to Credit Agreement, dated June 9, 2008, between Willdan Group, Inc. and Wells Fargo Bank, National Association.*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002*

*Filed herewith.

(1)         Incorporated by reference to Willdan Group, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 9, 2008.

(2)         Incorporated by reference to Willdan Group, Inc.’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on August 9, 2006, as amended (File No. 333-136444).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLDAN GROUP, INC.

By:	/s/ Kimberly D. Gant
Date: August 10, 2008
Kimberly D. Gant
Chief Financial Officer, Senior Vice President