Form 10-Q
period 2008-09-26
Willdan Group, Inc.
filed 2008-11-10
CIK 1370450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2008

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
Yes ☐ No ☒

As of November 6, 2008, there were 7,163,664 shares of common stock, $0.01 par value per share, of Willdan Group, Inc. issued and outstanding.

WILLDAN GROUP, INC.
FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

WILLDAN GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 26,	December 28,
	2008	2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,096,000	$15,511,000
Liquid investments	—	1,300,000
Cash, cash equivalents and liquid investments	8,096,000	16,811,000
Accounts receivable, net of allowance for doubtful accounts of $799,000 and $372,000 at September 26, 2008 and December 28, 2007, respectively	14,689,000	15,090,000
Costs and estimated earnings in excess of billings on uncompleted contracts	7,751,000	7,336,000
Other receivables	110,000	157,000
Prepaid expenses and other current assets	1,401,000	2,067,000
Total current assets	32,047,000	41,461,000

Equipment and leasehold improvements, net	2,684,000	3,354,000
Goodwill	11,042,00	2,911,000
Other assets	1,980,000	500,000
Total assets	$47,753,000	$48,226,000

Liabilities and Stockholders’ Equity
Current liabilities:
Excess of outstanding checks over bank balance	$259,000	$633,000
Accounts payable	2,464,000	1,136,000
Accrued liabilities	4,213,000	5,314,000
Purchase price payable	1,000,000	—
Billings in excess of costs and estimated earnings on uncompleted contracts	789,000	941,000
Current portion of notes payable	155,000	1,088,000
Current portion of capital lease obligations	171,000	176,000
Current portion of deferred income taxes	2,002,000	2,002,000
Total current liabilities	11,053,000	11,290,000

Notes payable, less current portion	30,000	—
Capital lease obligations, less current portion	190,000	283,000
Deferred lease obligations	571,000	606,000
Deferred income taxes, net of current portion	395,000	395,000
Total liabilities	12,239,000	12,574,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized: 7,164,000 and 7,150,000 shares issued and outstanding at September 26, 2008 and December 28, 2007, respectively	71,000	71,000
Additional paid-in capital	33,034,000	32,796,000
Retained earnings	2,409,000	2,785,000
Total stockholders’ equity	35,514,000	35,652,000
Total liabilities and stockholders’ equity	$47,753,000	$48,226,000

See accompanying notes to condensed consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
	2008	2007	2008	2007

Contract revenue	$18,651,000	$19,687,000	$54,234,000	$60,135,000

Direct costs of contract revenue:
Salaries and wages	5,558,000	6,414,000	16,640,000	19,815,000
Production expenses	998,000	432,000	1,835,000	1,229,000
Subconsultant services	2,030,000	1,187,000	4,844,000	3,438,000
Total direct costs of contract revenue	8,586,000	8,033,000	23,319,000	24,482,000

General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	5,881,000	5,838,000	18,250,000	19,115,000
Facilities	1,247,000	1,145,000	3,569,000	3,405,000
Stock-based compensation	9,000	78,000	163,000	145,000
Depreciation and amortization	572,000	439,000	1,406,000	1,335,000
Other	3,060,000	2,497,000	8,318,000	9,415,000
Total general and administrative expenses	10,769,000	9,997,000	31,706,000	33,415,000
(Loss) income from operations	(704,000)	1,657,000	(791,000)	2,238,000

Other (expense) income:
Interest expense, net of reversal	(18,000)	(23,000)	(20,000)	527,000
Interest income and other income, net	35,000	197,000	296,000	525,000
Total other income, net	17,000	174,000	276,000	1,052,000
(Loss) income before income tax expense	(687,000)	1,831,000	(515,000)	3,290,000

Income tax (benefit) expense	(250,000)	778,000	(139,000)	1,429,000
Net (loss) income	$(437,000)	$1,053,000	$(376,000)	$1,861,000

(Loss) earnings per share:
Basic and diluted	$(0.06)	$0.15	$(0.05)	$0.26

Weighted-average shares outstanding:
Basic	7,160,000	7,150,000	7,157,000	7,148,000
Diluted	7,160,000	7,161,000	7,157,000	7,154,000

See accompanying notes to condensed consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 26, 2008	September 28, 2007
Cash flows from operating activities:
Net (loss) income	$(376,000)	$1,861,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,406,000	1,342,000
Loss on sale of equipment	16,000	4,000
Allowance for doubtful accounts	466,000	194,000
Stock-based compensation	163,000	145,000
Changes in operating assets and liabilities, net of the effects from the purchase of Intergy Corporation in 2008:
Accounts receivable	1,558,000	(288,000)
Costs and estimated earnings in excess of billing on uncompleted contracts	717,000	222,000
Other receivables	47,000	3,129,000
Prepaid expenses and other current assets	673,000	833,000
Other assets	(80,000)	52,000
Accounts payable	167,000	(267,000)
Accrued liabilities	(1,444,000)	(8,629,000)
Billings in excess of costs and estimated earnings on uncompleted contracts	(152,000)	(110,000)
Deferred lease obligations	(35,000)	111,000
Net cash provided by (used in) operating activities	3,126,000	(1,401,000)

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(471,000)	(582,000)
Proceeds from sale of equipment	49,000	28,000
Payments for business acquisition, net of cash acquired	(9,985,000)	—
Purchase of liquid investments	(7,100,000)	(16,100,000)
Proceeds from sale of liquid investments	8,400,000	7,100,000
Net cash used in investing activities	(9,107,000)	(9,554,000)

Cash flows from financing activities:
Changes in excess of outstanding checks over bank balance	(374,000)	832,000
Payments on notes payable	(1,002,000)	(1,091,000)
Proceeds from borrowings under line of credit	—	378,000
Repayments of line of credit	—	(347,000)
Principal payments on capital leases	(133,000)	(127,000)
Proceeds from employee stock purchase plan	75,000	24,000
Distributions to holders of redeemable common stock	—	(3,150,000)
Payment of offering costs	—	10,000
Net cash used in financing activities	(1,434,000)	(3,471,000)
Net decrease in cash and cash equivalents	(7,415,000)	(14,426,000)
Cash and cash equivalents at beginning of the period	15,511,000	20,633,000
Cash and cash equivalents at end of the period	$8,096,000	$6,207,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	68,000	63,000
Income taxes	833,000	875,000

Supplemental disclosures of noncash investing and financing activities:
Equipment acquired under capital leases	42,000	120,000
Note payable issued in connection with acquisition of assets	100,000	—
Purchase price payable	1,000,000	—

 See accompanying notes to condensed consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 26, 2008
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

Principles of Consolidation

The consolidated financial statements include the accounts of Willdan Group Inc. and its wholly owned subsidiaries, Willdan Engineering, Willdan Financial Services, Willdan Geotechnical, Willdan Homeland Solutions, Willdan Energy Solutions, formerly known as Intergy Corporation, Willdan Resource Solutions and Public Agency Resources.  Willdan Energy Solutions is included as of the date of acquisition.  All significant intercompany balances and transactions have been eliminated in consolidation.

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

The value of retainage is included in accounts receivable in the accompanying consolidated financial statements.  Retainage represents the billed amount that is retained by the customer, in accordance with the terms of the contract, generally until performance is substantially complete.  At September 26, 2008 and December 28, 2007, the Company had retained accounts receivable of approximately $12,000 and $46,000, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, liquid investments, accounts receivable, accounts payable, accrued liabilities, notes payable and purchase price payable.  Liquid investments are comprised of available-for-sale securities that are reported at fair value with any related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of shareholder’s equity, net of tax.  Pursuant to SFAS No. 157, Fair Value Measurements, the fair value of the Company’s cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.  The fair value of the Company’s liquid investments is determined based on “Level 2” inputs, which consist generally of observable inputs including quoted prices for similar assets or market-corroborated inputs.  We believe that the recorded values of all of our other financial instruments approximate their current values because of their nature and respective durations.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115”   (SFAS 159).  SFAS 159 provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value.  A company that adopts SFAS 159 will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The provisions of SFAS 159 are elective, and through September 26, 2008, the Company had not elected to adopt SFAS 159 for any of its financial assets and liabilities.

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

3.                   BUSINESS COMBINATION

On June 9, 2008, the Company acquired all of the outstanding stock of Willdan Energy Solutions, formerly known as Intergy Corporation, a California–based consulting company that assists companies, institutions and agencies with planning and implementing their energy efficiency, water conservation and renewable energy strategies. The acquisition cost recorded by the Company as of September 26, 2008 was $11.5 million, consisting of $9.9 million in cash paid at closing, a guaranteed payment of $1.0 million in cash due on or before June 24, 2009, and $0.6 million of transaction costs.  The acquisition cost may increase by up to $6.2 million if Willdan Energy Solutions achieves certain financial targets in the first three years following the acquisition.  The purchase price includes an estimated net asset value adjustment of $0.6 million, which may be adjusted for the true-up of the estimated amounts included for accounts such as cash, receivables, and payables.  The acquisition cost was allocated as follows:

September 26, 2008
Current assets	$3,242,000
Equipment	49,000
Backlog	1,264,000
Customer relationships	272,000
Other assets	8,000
Current liabilities	(1,502,000)
Goodwill	8,132,000
Total	$11,465,000

The Company has preliminarily estimated the fair values of the assets acquired and the liabilities assumed.  The Company will finalize the fair value estimates within twelve months of the acquisition date.

Unaudited pro forma consolidated statements of operations for the three months ended September 28, 2007 and the nine months ended September 26, 2008 and September 28, 2007 as though Willdan Energy Solutions had been acquired as of the first day of each of the respective periods presented is as follows:

	Three Months Ended	Nine Months Ended
	September 28,	September 26,	September 28,
	2007	2008	2007

Contract revenue	$21,710,000	$58,875,000	$64,872,000

Income from operations	2,145,000	13,000	3,536,000
Net income	1,272,000	—	2,415,000
Basic and diluted earnings per share	$0.18	$—	$0.34

4.                   EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consist of the following:

	September 26, 2008	December 28, 2007
Furniture and fixtures	$4,698,000	$4,917,000
Computer hardware and software	4,837,000	4,518,000
Leasehold improvements	845,000	900,000
Equipment under capital leases	790,000	787,000
Automobiles, trucks, and field equipment	419,000	412,000
Total	11,589,000	11,534,000
Accumulated depreciation and amortization	(8,905,000)	(8,180,000)
Equipment and leasehold improvements, net	$2,684,000	$3,354,000

5.                     ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	September 26, 2008	December 28, 2007
Accrued bonuses	$35,000	$202,000
Paid leave bank	1,592,000	1,746,000
Compensation and payroll taxes	768,000	1,495,000
Accrued legal	202,000	92,000
Accrued workers’ compensation insurance	17,000	19,000
Litigation accrual	—	235,000
Accrued interest	5,000	52,000
Accrued rent	117,000	113,000
Income taxes payable	—	425,000
Employee withholdings	205,000	225,000
Client deposits	251,000	92,000
Other	1,021,000	618,000
Total accrued liabilities	$4,213,000	$5,314,000

6.                   COMMITMENTS

Leases

The Company is obligated under capital leases for certain furniture and office equipment that expire at various dates through the year 2012.

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

8.                   SEGMENT INFORMATION

The Company has three segments: Engineering Services, Public Finance Services and Homeland Security Services.  The Engineering Services segment includes Willdan Engineering, Willdan Geotechnical, Willdan Energy Solutions, Public Agency Resources and Willdan Resource Solutions.  The Engineering Services segment performs services for a broad range of public agency clients and to a lesser extent, private industry, and offers a full complement of engineering, building and safety, construction management, energy efficiency, water conservation, renewable energy and municipal planning services to clients throughout the western United States.  The Public Finance Services segment, which consists of Willdan Financial Services, provides expertise and support for the various financing techniques employed by public agencies to finance their operations and infrastructure along with the mandated reporting and other requirements associated with these financings.  The Homeland Security Services segment, which consists of Willdan Homeland Solutions, provides homeland security and public safety consulting services to cities, counties and related municipal service agencies.

The accounting policies applied to determine the segment information are the same as those described in the summary of significant accounting policies, included in the Company’s 2007 Annual Report on Form 10-K.  There were no intersegment sales during the fiscal three or nine months ended September 26, 2008 and September 28, 2007.  Management evaluates the performance of each segment based upon income or loss before year-end performance bonuses and income taxes.  Certain segment asset information including expenditures for long-lived assets has not been presented as it is not reported to or reviewed by the chief operating decision maker.  In addition, enterprise-wide service line contract revenue is not included as it is impracticable to report this information for each group of similar services.

Financial information with respect to the reportable segments for the fiscal three and nine months ended September 26, 2008 and the fiscal three and nine months ended September 28, 2007 follows:

	Engineering Services	Public Finance Services	Homeland Security Services	Unallocated Corporate	Intersegment	Consolidated Total
Three Months Ended September 26, 2008
Contract revenue	$14,367,000	$3,560,000	$724,000	$—	$—	$18,651,000
Segment (loss) profit before bonuses and income taxes	(1,217,000)	668,000	(113,000)	(25,000)	—	(687,000)
Net (loss) income	(753,000)	395,000	(69,000)	(10,000)	—	(437,000)

Three Months Ended September 28, 2007
Contract revenue	$15,908,000	$3,355,000	$424,000	$—	$—	$19,687,000
Segment profit (loss) before bonuses and income taxes	1,209,000	643,000	5,000	(26,000)	—	1,831,000
Net income (loss)	688,000	379,000	2,000	(16,000)	—	1,053,000

Nine Months Ended September 26, 2008
Contract revenue	$42,406,000	$10,245,000	$1,583,000	$—	$—	$54,234,000
Segment (loss) profit before bonuses and income taxes	(1,599,000)	1,718,000	(559,000)	(75,000)	—	(515,000)
Net (loss) income	(1,009,000)	1,018,000	(340,000)	(45,000)	—	(376,000)
Segment assets	65,320,000	12,422,000	2,216,000	55,389,000	(87,594,000)	47,753,000

Nine Months Ended September 28, 2007
Contract revenue	$49,648,000	$9,415,000	$1,072,000	$—	$—	$60,135,000
Segment profit (loss) before bonuses and income taxes	2,467,000	1,070,000	(171,000)	(76,000)	—	3,290,000
Net income (loss)	1,389,000	622,000	(105,000)	(45,000)	—	1,861,000
Segment assets	27,649,000	10,307,000	744,000	26,440,000	(18,304,000)	46,836,000

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

County of San Diego v. Willdan, Superior Court of California, Riverside County

A complaint was filed against the Company on February 28, 2008 relating to a project for the reconstruction of a portion of Valley Center Road located in an unincorporated area of San Diego County.  The Company completed the design and a contract was awarded to a construction contractor for construction of the improvements.  The construction was originally scheduled for completion in December 2008; however completion has been delayed until fall 2009.  The lawsuit alleges that the delays in construction were caused by errors and omissions in the preparation of reports and in the design and engineering of the project, resulting in additional design and construction costs, in an amount to be determined but believed to be in excess of $5.0 million.  The Company denies the allegations asserted in the lawsuit and will vigorously defend against the claims.  At September 26, 2008, the Company did not have a liability recorded on its balance sheet related to this complaint.

Topaz v. City of Laguna Beach, Superior Court of California, Orange County

A first amended complaint was filed naming the Company as a defendant on October 17, 2007.  The first amended complaint did not contain a statement of damages.  This suit concerns a project by the City of Laguna Beach to reconstruct a retaining wall supporting a city road.  Subsequent to completion of the project a slope below the retaining wall failed damaging the plaintiffs’ residence.  The retaining wall did not fail.  The construction work was performed from February to March 2005.  The slope failure occurred in June 2005.  The plaintiffs were not injured in the incident.  The plaintiffs allege that the City of Laguna Beach violated its own ordinances by not obtaining appropriate geotechnical data during the design stage and by allowing the work to be constructed during the rainy season.  The lawsuit also names Merit Engineering, the project designer, Peterson-Chase Engineering, the general contractor and the Company, the construction observer as defendants.  The plaintiffs issued a statement of damages on April 25, 2008 indicating damages to real and personal property in the amount of $0.8 million and general damages between $1.6 million and $4.7 million.  A cross-complaint has been filed in the action by Peterson-Chase Engineering seeking equitable apportionment.  The Company denies the allegations asserted in the lawsuit and will vigorously defend against the claims.  At September 26, 2008, the Company did not have a liability recorded on its balance sheet related to this complaint.

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

•                  Geotechnical Engineering;

•                  Energy Efficiency Consulting;

•                  Financial and Economic Consulting; and

•                  Disaster Preparedness and Homeland Security.

We operate our business through a network of offices located throughout California and other western states and had a staff of 587 as of September 26, 2008 that includes licensed engineers and other professionals.  Our core clients are public agencies in communities with populations ranging from 10,000 to 300,000 people.  We believe communities of this size are underserved by large outsourcing companies that tend to focus on securing large federal and state projects, as well as projects for the private sector.  We seek to establish close working relationships with our public agency clients and, over time, to expand the breadth and depth of the services we provide to them.

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

Engineering Services.    Our Engineering Services segment includes the operations of our subsidiaries, Willdan Engineering, Willdan Geotechnical, Willdan Energy Solutions, formerly known as Intergy Corporation, Willdan Resource Solutions, and Public Agency Resources (PARs). These businesses collectively provide engineering-related services, geotechnical engineering services, environmental engineering and environmental related services and energy efficiency, water conservation, and renewable energy services.  Additionally, PARs primarily provides staffing to Willdan Engineering.  Contract revenue for the Engineering Services segment represented 78.2% and 82.6% of our consolidated contract revenue for the fiscal nine months ended September 26, 2008 and the fiscal nine months ended September 28, 2007, respectively.

Public Finance Services.    Our Public Finance Services segment consists of the business of our subsidiary, Willdan Financial, which offers financial and economic services to public agencies.  Contract revenue for the Public Finance Services segment represented 18.9% and 15.6% of our consolidated contract revenue for the fiscal nine months ended September 26, 2008 and the fiscal nine months ended September 28, 2007, respectively.

Homeland Security Services.    Our Homeland Security Services segment consists of the business of our subsidiary, Willdan Homeland Solutions, which offers homeland security, public safety consulting and management consulting services.  We formed this subsidiary in fiscal year 2004 and began operations in the second half of fiscal year 2005.  Contract revenue for our Homeland Security Services segment represented 2.9% and 1.8% of our consolidated contract revenue for the fiscal nine months ended September 26, 2008 and the fiscal nine months ended September 28, 2007, respectively.

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

Goodwill Impairment Valuation

Goodwill primarily represents the excess of the purchase price paid for our Public Finance Services reporting unit (Willdan Financial Services) and Willdan Energy Solutions, over the estimated fair value of the net identified tangible and intangible assets acquired.  We perform an annual review in the fourth quarter of each fiscal year, or more frequently if indicators of potential impairment exist, to determine if the recorded goodwill is impaired.  We compare the fair value of the reporting unit to its carrying value, including goodwill.  To estimate the fair value, we use a valuation approach based on a multiple of historical cash flows, management’s estimates of future cash flows, and other market data.  This estimate of fair value is highly subjective and is based in part on assumptions that could differ materially from actual results.  If our evaluation indicates that goodwill is impaired, we perform an additional assessment to determine the extent of the impairment based on the implied fair value of goodwill compared with the carrying amount of the goodwill. No such impairment loss has been recognized to date related to Public Finance Services. We have not yet performed an annual review for Willdan Energy Solutions. We have however estimated a fair value based on a multiple of historical cash flows, management’s estimates of future cash flows, and other market data.

Accounting for Claims against the Company

We record liabilities to claimants, if applicable, for probable and estimable claims on our consolidated balance sheet, which are included in accrued liabilities, and record a corresponding receivable from our insurance company, if applicable, for the portion of the claim that will likely be covered by insurance, which is included in other receivables.  The estimated claim amount net of the amount estimated to be recoverable from the insurance company is included in our general and administrative expenses.  Determining probability and estimating claim amounts is highly judgmental. Initial accruals and any subsequent changes in our estimates could have a material effect on our consolidated financial statements.

Results of Operations

The following table sets forth, for the periods indicated, certain information derived from our consolidated statements of operations expressed as a percentage of contract revenue.

	Fiscal Three Months Ended		Fiscal Nine Months Ended
Statement of Operations Data	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007

Contract revenue	100.0%	100.0%	100.0%	100.0%
Direct costs of contract revenue:
Salaries and wages	29.8	32.6	30.7	33.0
Production expenses	5.4	2.2	3.4	2.0
Subconsultant services	10.9	6.0	8.9	5.7
Total direct costs of contract revenue	46.0	40.8	43.0	40.7
General and administrative expenses:
Salaries and wages, payroll taxes, employee benefits	31.5	29.7	33.7	31.8
Facilities	6.7	5.8	6.6	5.7
Stock-based compensation	0.0	0.4	0.3	0.2
Depreciation and amortization	3.1	2.2	2.6	2.2
Other	16.4	12.7	15.3	15.7
Total general and administrative expenses	57.7	50.8	58.5	55.6
(Loss) income from operations	(3.8)	8.4	(1.5)	3.7
Other (expense) income:
Interest expense, net of reversal	(0.1)	(0.1)	(0.0)	0.9
Interest income and other income, net	0.2	1.0	0.5	0.9
Total other income, net	0.1	0.9	0.5	1.7
(Loss) income before income tax expense	(3.7)	9.3	(0.9)	5.5
Income tax (benefit) expense	(1.3)	4.0	(0.3)	2.4
Net (loss) income	(2.3)%	5.3%	(0.7)%	3.1%

Three Months Ended September 26, 2008 Compared to Three Months Ended September 28, 2007

Contract revenue.    Our contract revenue was $18.7 million for the three months ended September 26, 2008, with $14.4 million attributable to the Engineering Services segment and $3.6 million attributable to the Public Finance Services segment.  Our Homeland Security Services segment generated $0.7 million during this period.  Consolidated contract revenue decreased $1.0 million, or 5.3%, to $18.7 million for the three months ended September 26, 2008 from $19.7 million in the three months ended September 28, 2007.  This was due primarily to a decrease of $1.5 million, or 9.7%, in contract revenue for the Engineering Services segment primarily as a result of the continuing decline in our building and safety projects which continues to be affected by the residential housing market.  The $1.5 million decrease in contract revenue for the Engineering Services segment is net of an increase of $2.9 million resulting from our acquisition of Willdan Energy Solutions.  Contract revenue in the Public Finance Services and Homeland Security Services segments increased $0.2 million, or 6.1%, from $3.4 million to $3.6 million, and $0.3 million, or 70.0% from $0.4 million to $0.7 million, respectively, in the three months ended September 26, 2008 as compared to the three months ended September 28, 2007.  Our Public Finance Services business, specifically district administration projects, tends to run counter-cyclical to the residential housing market.  Additionally, our Homeland Security Services segment has expanded its service offerings beyond its traditional training services to include training exercises and management services.

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

Direct costs of contract revenue.    Direct costs of contract revenue were $8.6 million for the three months ended September 26, 2008, with $7.2 million attributable to the Engineering Services segment and $1.0 million attributable to the Public Finance Services segment.  The additional $0.4 million is attributable to direct costs of contract revenue for our Homeland Security Services segment.  Direct costs of contract revenue for the Engineering Services Segment for the three months ended September 26, 2008 includes $1.9 million resulting from our acquisition of Willdan Energy Solutions.  Overall, direct costs increased by $0.6 million, or 6.9%, from $8.0 million for the three months ended September 28, 2007.  This increase is attributable to increases in direct costs within our Engineering Services, Public Finance Services and Homeland Security Services segments of $0.3 million, $0.1 million and $0.2 million, respectively.  Direct costs increased primarily as a result of increases in subconsultant services and production expenses of $0.8 million and $0.6 million, respectively, partially offset by a decrease in salaries and wages of $0.9 million.  Direct costs of contract revenue as a percentage of contract revenue for the three months ended September 26, 2008 increased to 46.0% from 40.8% for the three months ended September 28, 2007.

Within direct costs of contract revenue, salaries and wages decreased from 32.6% of contract revenue for the three months ended September 28, 2007 to 29.8% for the three months ended September 26, 2008.  Comparing those same periods, subconsultant services increased from 6.0% of contract revenue to 10.9% of contract revenue.

General and administrative expenses.    General and administrative expenses increased by $0.8 million, or 7.7%, to $10.8 million for the three months ended September 26, 2008 from $10.0 million for the three months ended September 28, 2007.  This was due primarily to an increase of $0.6 million in general and administrative expenses of the Engineering Services segment.  General and administrative expenses within our Homeland Security Services segment increased by $0.3 million but were offset by a decrease of $0.2 million in unallocated corporate expenses.  Within our Public Finance Services segment, general and administrative costs increased by $0.1 million.  General and administrative expenses as a percentage of contract revenue increased to 57.7% in the three months ended September 26, 2008 from 50.8% for the three months ended September 28, 2007.

The increase in general and administrative expenses was due to (i) an increase of approximately $0.6 million in other general and administrative expenses, which include legal and accounting fees, professional services, marketing costs, insurance and other costs, (ii) an increase of approximately $0.1 million in salaries and wages, (iii) an increase of approximately $0.1 million in facilities costs.  Depreciation and amortization includes $0.2 million in amortization expense for acquired intangible assets.

(Loss) income from operations.    As a result of the above factors, we had an operating loss of $0.7 million for the three months ended September 26, 2008 as compared to operating income of $1.7 million for the three months ended September 28, 2007.  Income (loss) from operations as a percentage of contract revenue was (3.8)% for the three months ended September 26, 2008, a decrease from 8.4% for the three months ended September 28, 2007.

Other income (expense).    Other income (expense), net was $17,000 for the three months ended September 26, 2008, as compared to $0.2 million for the three months ended September 28, 2007.  The decrease is primarily the result of reduced interest income due to the cash required for the Willdan Energy Solutions acquisition on June 9, 2008.  Other income (expense), net as a percentage of contract revenue was 0.1% for the three months ended September 26, 2008, a decrease from 0.9% for the three months ended September 28, 2007.

Net (loss) income.   As a result of the above factors, we had a net loss of $0.4 million for the three months ended September 26, 2008 compared to net income of $1.1 million for the three months ended September 28, 2007.

Nine Months Ended September 26, 2008 Compared to Nine Months Ended September 28, 2007

Contract revenue.    Our contract revenue was $54.2 million for the nine months ended September 26, 2008, with $42.4 million attributable to the Engineering Services segment and $10.2 million attributable to the Public Finance Services segment.  Our Homeland Security Services segment generated $1.6 million during this period.  Consolidated contract revenue decreased $5.9 million, or 9.8%, from $60.1 million for the nine months ended September 28, 2007.  The decrease in contract revenue was primarily due to a decrease of $7.2 million, or 14.6%, in contract revenue of the Engineering Services segment which has been significantly impacted by the decline in the California residential housing market and state and local government budget cuts.  The $7.2 million decrease in contract revenue for the Engineering Services segment is net of an increase of $3.6 million resulting from our acquisition of Willdan Energy Solutions.  Contract revenue in the Public Finance Services and Homeland Security Services segments, respectively, increased by $0.8 million, or 8.8%, to $10.2 million from $9.4 million and $0.5 million, or 47.7%, to $1.6 million from $1.1 million in the nine months ended September 26, 2008.

Direct costs of contract revenue.    Direct costs of contract revenue were $23.3 million for the nine months ended September 26, 2008, with $19.8 million attributable to the Engineering Services segment and $2.7 million attributable to the Public Finance Services segment.  The additional $0.8 million is attributable to direct costs of contract revenue for our Homeland Security Services segment.  Our direct costs of contract revenue for the nine months ended September 26, 2008 decreased $1.2 million, or 4.8%, from $24.5 million for the nine months ended September 28, 2007.  Of this total decrease, direct costs of contract revenue decreased $1.6 million, or 7.4%, in the Engineering Services segment and increased $0.2 million in the Public Finance Services segment.  The remaining $0.2 million increase is attributable to the Homeland Security Services segment.  The decrease in direct costs of contract revenue for our Engineering Services segment is primarily due to the decreased headcount in this segment. Increases in direct costs of contract revenue for our Public Finance Services and Homeland Security Services segments were primarily the result of the increased volume of activity that generated the increased contract revenue previously discussed for these operating segments. Direct costs of contract revenue as a percentage of contract revenue for the nine months ended September 26, 2008 increased to 43.0% from 40.7% for the nine months ended September 28, 2007.

Within direct costs of contract revenue, salaries and wages decreased from 33.0% of contract revenue in the nine months ended September 28, 2007 to 30.7% in the nine months ended September 26, 2008.  Comparing those same periods, subconsultant services increased from 5.7% of contract revenue to 8.9% of contract revenue.

General and administrative expenses.    General and administrative expenses decreased by $1.7 million, or 5.1%, to $31.7 million for the nine months ended September 26, 2008 from $33.4 million for the nine months ended September 28, 2007.  This was due primarily to a decrease of $1.9 million in general and administrative expenses of the Engineering Services segment.  Additionally, unallocated corporate expenses decreased by $0.6 million in the nine months ended September 26, 2008. These decreases were offset by an increase of $0.8 million in general and administrative expenses related to our Homeland Security Services segment. General and administrative expenses as a percentage of contract revenue increased to 58.5% in the nine months ended September 26, 2008 from 55.6% in the prior year period.

The decreases in general and administrative expenses were due primarily to (i) a decrease of approximately $1.1 million, or 11.7%, in other general and administrative expenses, which include decreased costs in marketing expenses, professional services and legal fees related to the settlement of the West Hollywood litigation in March 2007, and (ii) a decrease of approximately $0.9 million, net, or 4.5%, in employee related costs primarily due to our reduced headcount, partially offset by an additional $0.2 million in amortization expense for acquired intangible assets.  As discussed above under “—Components of Income and Expense—Direct Costs of Contract Revenue,” we do not allocate that portion of salaries and wages not related to time spent directly generating revenue to direct costs of contract revenue.  Included in general and administrative expenses in 2007 were costs associated with management changes in the nine months ended September 28, 2007 that resulted in an increase of approximately $0.6 million in expenses for the payment of severance and other employee benefits.

(Loss) income from operations.    As a result of the above factors, operating loss was $0.8 million for the nine months ended September 26, 2008 as compared to $2.2 million of operating income for the nine months ended September 28, 2007.  Operating loss as a percentage of contract revenue decreased to (1.5) % in the nine months ended September 26, 2008 from 3.7% in the prior year period.

Other income (expense).    Other income (expense), net decreased by $0.8 million, or 73.8%, to $0.3 million of income for the nine months ended September 26, 2008 from $1.1 million of income for the nine months ended September 28, 2007.  This was due primarily to the reversal of $0.6 million in accrued interest payable associated with the West Hollywood litigation settlement in the nine months ended September 28, 2007, combined with a reduction in interest earnings of $0.2 million as a result of the cash required for the purchase of Willdan Energy Solutions.

Net (loss) income.  As a result of the above factors, our net loss was $0.4 million for the nine months ended September 26, 2008 compared to net income of $1.9 million for the nine months ended September 28, 2007.

Liquidity and Capital Resources

As of September 26, 2008, we had $8.1 million of cash and cash equivalents.  Our primary sources of liquidity are cash generated from operations and borrowings under our revolving line of credit.  We believe that our cash and cash equivalents on hand, cash generated by operating activities and funds available under our credit facility will be sufficient to finance our operating activities for the foreseeable future.

Cash flows from operating activities

Cash flows provided by operating activities were $3.1 million for the nine months ended September 26, 2008 compared to cash flows used in operating activities of $1.4 million for the nine months ended September 28, 2007.  The cash flows provided by operating activities in the nine months ended September 26, 2008 were comparatively higher than in the nine months ended September 28, 2007 due primarily to increased collections of accounts receivables and increased accounts payable primarily attributable to the timing of expenses accrued but not paid for certain insurance and independent contractors in the nine months ended September 26, 2008, combined with our payments in the first quarter of 2007 related to the settlement in the West Hollywood litigation.

Cash flows from investing activities

Cash flows used in investing activities were $9.1 million for the nine months ended September 26, 2008 compared to $9.6 million for the nine months ended September 28, 2007.  Cash flows used in investing activities for the nine months ended September 26, 2008 included $10.0 million in payments, net of cash acquired, related to the acquisition of Willdan Energy Solutions.  Cash flows used in investing activities for the nine months ended September 28, 2007 included net purchases of liquid investments of $9.0 million as compared to net sales of liquid investments of $1.3 million for the comparative 2008 period.

Cash flows from financing activities

Cash flows used in financing activities were $1.4 million for the nine months ended September 26, 2008 compared to $3.5 million used in financing activities for the nine months ended September 28, 2007.  Cash flows used in financing activities for the nine months ended September 26, 2008 decreased from the nine months ended September 28, 2007 primarily because we paid our final S Corporation distribution of $3.2 million to our shareholders in the first fiscal quarter of 2007.

Outstanding indebtedness

We currently have a revolving line of credit with Wells Fargo Bank, National Association (“Wells Fargo”).  We also finance insurance premiums by entering into unsecured notes payable with insurance companies.

Under the terms of the credit agreement, we can borrow up to $10.0 million from time to time up to and until January 1, 2010.  Loans made under the revolving line of credit will accrue interest at either (i) the floating rate of 0.50% below the prime rate in effect from time to time or (ii) the fixed rate of 1.25% above LIBOR, at our election.  For prime rate loans, the interest rate will be adjusted when each prime rate change by the bank is announced and becomes effective.  The interest rate is subject to adjustment based on changes in our ratio of total funded debt to EBITDA (as defined in the credit agreement).  There were no outstanding borrowings under this agreement as of September 26, 2008.

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

Based upon our financial results for the fiscal quarter ended September 26, 2008, we are in violation of our affirmative covenant under the credit agreement that requires us to have net income after taxes not less than $1.00 for any fiscal quarter that immediately follows a fiscal quarter in which we failed to maintain net income after taxes of not less than $1.00, determined as of each fiscal quarter.  For the three months ended June 27, 2008, we incurred a net loss of $0.1 million.  For the three months ended September 26, 2008, we incurred a net loss of $0.4 million.  As a result of net losses in these two consecutive quarters, we are in violation of this covenant under the credit agreement.  Wells Fargo has informed us that it will waive this covenant until the delivery of our audited financial statements for fiscal year 2008.  We will be subject to this covenant, as well as our covenant to have net income after taxes not less than $1.00 on an annual basis, determined as of each fiscal year end, for our fiscal year ended January 2, 2009.  Should we fail to comply with either or both of these covenants, the bank could accelerate the maturity date for any borrowings that may be outstanding at the time and the bank would not be obligated to provide additional borrowings under the credit agreement.

Contractual obligations

We had no material changes in commitments for long-term debt obligations, operating lease obligations or capital lease obligations as of September 26, 2008, as compared to those disclosed in our table of contractual obligations included in our Annual Report on Form 10-K for the year ended December 28, 2007.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115”   (SFAS 159).  SFAS 159 provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value.  A company that adopts SFAS 159 will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The provisions of SFAS 159 are elective, and through September 26, 2008, we did not elect to adopt SFAS 159 for any of our financial assets and liabilities.

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

We had cash and cash equivalents of $8.1 million as of September 26, 2008. Of this amount, $0.4 million was invested in the Orange County Business Bank Money Market Fund and Passbook savings, $0.6 million in the Wells Fargo Stage Coach Sweep Investment Account, $5.5 million in the Wells Fargo Money Market Mutual Funds and $0.2 million in the Citi Business Tiered IMMA account, respectively.  The balance of $1.4 million represents cash on hand in business checking accounts.  Although these investments are subject to variable interest rates, we do not believe we are subject to significant market risk for these short-term investments.

We do not engage in trading activities and do not participate in foreign currency transactions or utilize derivative financial instruments.  Additionally, as of September 26, 2008, we did not have any outstanding debt under our revolving credit facility.

Item 4T.  Controls and Procedures

We maintain disclosure controls and procedures defined in Rule 13a-15(e) under the Exchange Act, as controls and other procedures that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer, Thomas D. Brisbin, and our Chief Financial Officer, Kimberly D. Gant, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 26, 2008.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 26, 2008.  No change in our internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Topaz v. City of Laguna Beach, Superior Court of California, Orange County.

A first amended complaint was filed naming us as a defendant on October 17, 2007.  The first amended complaint did not contain a statement of damages.  This suit concerns a project by the City of Laguna Beach to reconstruct a retaining wall supporting a city road.  Subsequent to completion of the project a slope below the retaining wall failed damaging the plaintiffs’ residence.  The retaining wall did not fail.  The construction work was performed from February to March 2005.  The slope failure occurred in June 2005.  The plaintiffs were not injured in the incident.  The plaintiffs allege that the City of Laguna Beach violated its own ordinances by not obtaining appropriate geotechnical data during the design stage and by allowing the work to be constructed during the rainy season.  The lawsuit also names Merit Engineering, the project designer, Peterson-Chase Engineering, the general contractor and the Company, the construction observer as defendants.  The plaintiffs issued a statement of damages on April 25, 2008 indicating damages to real and personal property in the amount of $0.8 million and general damages between $1.6 million and $4.7 million.  A cross-complaint has been filed in the action by Peterson-Chase seeking equitable apportionment. We deny the allegations asserted in the lawsuit and will vigorously defend against the claims.

Item 1A.  Risk Factors

Our business is subject to numerous risks and uncertainties, as described below and under Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 28, 2007 and in the sections above titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview and Industry Condition” and “Quantitative and Qualitative Disclosures about Market Risk.”

The following risk factor updates certain significant factors that may affect our business and operations described in Item 1A. of Part I of our Annual Report on Form 10-K for the year ended December 28, 2007 for recent developments:

We may not be able to obtain capital when desired on favorable terms, if at all, or without dilution to our stockholders.

We anticipate that our current cash, cash equivalents, cash provided by operating activities and funds available through our revolving line of credit will be sufficient to meet our current and anticipated needs for general corporate purposes during the next 12 months.  It is possible, however, that we may not generate sufficient cash flow from operations or otherwise have the capital resources to meet our future capital needs.  For example, at the end of our third fiscal quarter in 2008, we did not meet one of our financial covenants under our $10 million revolving credit facility with Wells Fargo Bank, National Association (“Wells Fargo”).  As of September 26, 2008, we had no outstanding borrowings under this facility, but as a result of this covenant violation, Wells Fargo was no longer obligated to extend funds to us under the revolving credit agreement.  We have been informed by Wells Fargo that it will waive such condition to future lending until the delivery of our audited financial statements for fiscal year 2008, however, we cannot provide any assurance that Wells Fargo will provide any future loans under the facility if we continue to violate any financial covenants, including the covenant that requires us to have net income of greater than $1.00 for fiscal year 2008.  If we fail to comply with this, or any other covenant, any loans outstanding at that time could be accelerated by Wells Fargo and Wells Fargo would not be obligated to make any new loans under the revolving credit facility.  If this occurs and we do not generate sufficient cash flow from operations or otherwise, we may need additional financing to execute on our current or future business strategies, which include the following:

•      Hire additional personnel;

•      Develop new or enhance existing service lines;

•      Expand our business geographically;

•      Enhance our operating infrastructure;

•      Acquire complementary businesses; or

•      Otherwise respond to competitive pressures.

If we raise additional funds through the issuance of convertible debt or equity securities, the percentage ownership of our stockholders could be significantly diluted, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders.  We cannot assure you that additional financing will be available on terms favorable to us, or at all.  If adequate funds are not available or are not available on acceptable terms, if and when needed, our ability to fund our operations, take advantage of strategic opportunities, or otherwise respond to competitive pressures would be significantly limited.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Exhibit Description
3.1	Articles of Incorporation of Willdan Group, Inc., including amendments thereto. (1)
3.2	Bylaws of Willdan Group, Inc. (1)
4.1	Specimen Stock Certificate for shares of the Registrant’s Common Stock. (1)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002*

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
Date: November 7, 2008
Kimberly D. Gant
Chief Financial Officer, Senior Vice President