Form 10-K
period 2009-01-02
Willdan Group, Inc.
filed 2009-04-02
CIK 1370450

Use these links to rapidly review the document

Index to Consolidated Financial Statements
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended January 2, 2009.
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

          The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as reported on the NASDAQ Global Market, as of the last business day of the registrant's most recently completed second fiscal quarter was $29.3 million.

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          On March 31, 2009, 7,188,251 shares of the registrant's common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Part III of this Form 10-K incorporates information by reference from the registrant's definitive proxy statement for the 2009 Annual Meeting to be filed on or prior to May 2, 2009.

PART I

ITEM 1.    BUSINESS

Overview

        We are a provider of outsourced services to small and mid-sized public agencies in California and other western states. Outsourcing enables these agencies to provide a wide range of specialized services, without having to incur and maintain the overhead necessary to develop staffing in-house. We provide a broad range of services to public agencies and to a lesser extent, private industry, including:

  •
  Civil Engineering;

  •
  Building and Safety Services;

  •
  Geotechnical Engineering;

  •
  Energy Efficiency Consulting;

  •
  Financial and Economic Consulting; and

  •
  Disaster Preparedness and Homeland Security.

        We operate our business through a network of offices located throughout California and other western states and had a staff of 550 as of January 2, 2009 that includes licensed engineers and other professionals. We ranked 154 out of 500 top design firms in Engineering News-Record's 2008 Design Survey. Our core clients are public agencies in communities with populations ranging from 10,000 to 300,000 people. We believe communities of this size are underserved by large outsourcing companies that tend to focus on securing large federal and state projects, as well as projects for the private sector. We seek to establish close working relationships with our public agency clients and, over time, to expand the breadth and depth of the services we provide to them.

        While we currently serve communities throughout the country, our business is concentrated in California and neighboring states. We provide services to approximately 60% of the 490 cities and over 60% of the 58 counties in California. We also serve special districts, school districts, a range of public agencies, and to a lesser extent, private industry.

        General economic conditions have recently declined due to a number of factors including slower economic activity, a lack of available credit, decreased consumer confidence and reduced corporate profits and capital spending. These conditions have led to a slowdown in construction, particularly residential housing construction, in the western United States. As a result of this slowdown, our engineering services segment has suffered declines in revenue and we have made several reductions in workforce and facility leases in order to align resources to workload and reduce costs. We believe that the reductions achieved through January 2, 2009 will be sufficient to align resources with expected future demand for our services. However, should the economic slowdown continue for longer than expected or worsen, we will need to evaluate further reductions in headcount and facilities in geographic areas that are underperforming. See "Management's Discussion and Analysis of Financial Condition and Results of Operation."

        We were founded over 40 years ago and Willdan Group, Inc., a Delaware corporation, was formed in 2006 to serve as our holding company. Today, we consist of a family of wholly-owned companies that operate within the following segments for financial reporting purposes:

        Engineering Services.    Our Engineering Services segment includes the operations of our subsidiaries, Willdan Engineering, Willdan Geotechnical, Willdan Energy Solutions, Willdan Resource Solutions, and Public Agency Resources (PARs). These businesses collectively provide engineering-related services, geotechnical engineering services, environmental engineering and environmental related services and energy efficiency, water conservation, sustainability and renewable energy services.

Additionally, PARs primarily provides staffing to Willdan Engineering. For fiscal years 2008 and 2007, revenue for the Engineering Services segment represented 78.3% and 81.7% respectively, of our overall contract revenue.

        Public Finance Services.    Our Public Finance Services segment consists of the operations of our subsidiary, Willdan Financial Services (WFS), which offers financial and economic consulting services to public agencies. For fiscal years 2008 and 2007, contract revenue for the Public Finance Services segment represented 18.7% and 16.1%, respectively, of our overall contract revenue.

        Homeland Security Services.    Our Homeland Security Services segment consists of the operations of our subsidiary, Willdan Homeland Solutions, which offers homeland security, public safety consulting and management consulting services. We formed this subsidiary in fiscal year 2004 and began operations in the second half of fiscal year 2005. For fiscal years 2008 and 2007, contract revenue for our Homeland Security Services segment represented 3.0% and 2.2% respectively, of our overall contract revenue.

        In the second quarter of fiscal year 2008, there were changes to our senior management and our Board of Directors. On April 20, 2008, Ms. Chell Smith, resigned from her positions as a member of our Board of Directors, Audit, Compensation and Nominating and Corporate Governance Committees, and as chairperson of our Investment, Finance and Strategy Committee. On April 22, 2008, our Board of Directors announced the appointment of Mr. Wayne Shelton to the Board. Mr. Shelton currently serves as the chairperson of our Compensation Committee and as a member of our Audit and Investment, Finance and Strategy Committees. Mr. Tracy Lenocker filled the vacancy left by Ms. Smith on the Nominating and Corporate Governance Committee and currently serves as chairperson of that committee. Additionally, Ms. Mallory McCamant, our Chief Operating Officer, Senior Vice President and Assistant Secretary, resigned effective May 10, 2008.

Our Markets

        We provide engineering, public finance and homeland security services primarily to government agencies. We believe the market for these privatized governmental services is, and will be, driven by a number of factors, including:

  •
  Population growth, which leads to a need for increased capacity in government services and infrastructure;

  •
  Demand by constituents for a wider variety of services;

  •
  Increased demand for services and solutions that provide energy efficiency, sustainability, water conservation and renewable energy;

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

  Engineering Services

        Engineering services encompass a variety of disciplines associated with the design and construction of public infrastructure improvements. We expect continued population growth in California and other western states to place a significant strain on the infrastructure in those areas, driving the need for both new infrastructure and the rehabilitation of aging structures. Federal, state and local governments have responded to this need by proposing an increase in their funding of infrastructure related activities, and voters in California and Arizona have recently passed sales tax increases to fund transportation improvements.

        Private industry and public agencies, in response to an increased awareness of global warming and climate change issues among their constituents, are increasingly seeking out cost-effective solutions, turn-key solutions that provide innovative resource management, energy efficiency, resource conservation and sustainability services. State and local governments are frequently turning to specialized resource conservation firms to strike the balance between environmental responsibility and economic competitiveness. Consultants have the expertise to develop efficient and cost effective solutions. The use of energy efficiency services, including audits, program design, benchmark analysis, metering and partnerships with local governments and utilities, provides city, local and state governments with the ability to realize long-term savings.

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

        For fiscal year 2009, under the Department of Homeland Security Grant Program, (HSGP), the federal government will provide $1.7 billion to the states, which in turn will disburse these funds to local law enforcement and other agencies. The federal Department of Homeland Security, or DHS, has designated 62 metropolitan areas throughout the country to receive almost half of the HSGP funds through a program called the DHS Urban Area Security Initiative, or UASI. Designated UASI metropolitan areas include six metropolitan areas in California; the Phoenix, Arizona (Maricopa County) metropolitan area; Denver, Colorado; and Las Vegas, Nevada. Homeland security funding has remained constant over the last three fiscal years and we do not anticipate a change in funding levels at the federal or state levels in the foreseeable future.

Our Services

        We specialize in providing privatized services to public agencies. Our core client base is composed of cities, counties, special districts, other local and state agencies, tribal governments, and to a lesser extent, private industry.

        We are organized to profitably manage numerous small to mid-size contracts at the same time. With our focus on local and regional agencies, typical contracts can range from $5,000 to over $1,000,000 in contract revenue. Our typical project contract has a duration of less than 12 months, although we have city services contracts that have been in effect for over 26 years. At January 2, 2009, we had approximately 2,500 open projects.

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

	Fiscal Year
	2008	2007	2006
Engineering Services	78.3%	81.7%	84.1%
Public Finance Services	18.7%	16.1%	14.7%
Homeland Security Services	3.0%	2.2%	1.2%

        See Item 8 of Part II, "Financial Statements and Supplementary Data" for additional segment information.

Engineering Services

        We provide a broad range of engineering services to the public sector and limited services to the private sector. In general, contracts for engineering services (as opposed to construction contracts) are awarded by public agencies based primarily upon the qualifications of the engineering professional, rather than the proposed fees. Many jobs are awarded without a mandated proposal process, especially if an agency has a longstanding relationship with an engineering professional with relevant expertise. A substantial percentage of our engineering related work is for existing clients and represents an extension of our long-term associations with them.

        Our broad range of engineering services are listed in the following table and described individually below:

City Engineering	Landscape Architecture
Building and Safety	Geotechnical Engineering
Public Works and Infrastructure Design	Flood Control
Construction Management	Code Enforcement
Traffic Engineering	Energy Efficiency
Water and Wastewater Engineering	Sustainability
Structural Engineering	Water Conservation
Planning	Environmental

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

        Geotechnical Engineering.    We provide geotechnical engineering services, including soil testing, slope stability evaluations, earthquake engineering, engineering geology and hydrogeology. We have a licensed, full service geotechnical laboratory at our headquarters in Anaheim, California, which offers an array of testing services, including construction materials testing and inspection.

        Flood Control.    We provide a complete analysis and projection of storm flows for use in master drainage plans and for individual storm drain systems to reduce flooding in streets and adjacent properties.

        Code Enforcement.    We assist municipalities with the development and implementation of neighborhood preservation programs and the staffing of code enforcement personnel.

        Energy Efficiency.    We provide complete energy efficiency services, including comprehensive surveys and audits, marketing services, implementation services, program design, benchmark analysis, metering, and partnering with local governments and utilities. We also create and implement innovative information technology solutions for the energy industry.

        Sustainability.    We assist clients, including utilities, schools and private companies, in developing and managing facilities and infrastructures through a holistic, practical approach to sustainability. Our services in the area of sustainability cover renewable energy, master plans, Leadership in Energy and Environmental Design (LEED) certification for buildings, reduction strategies for Green House Gas Emission (GHG), and the development of Assembly Bill No. 811 (AB-811) projects.

        Water Conservation.    We offer a full range of water and wastewater management services. Our services in the area of water conservation cover water efficiency hardware retrofits, comprehensive audits and custom developed processes to ensure that the audits result in actual measurable installations of conservation measures. We work with local governments and water agencies, to provide solutions that are complete and all-embracing, from initial analysis and design to implementation.

        Environmental.    We provide environmental consulting and remediation services to cities, counties and local government. Our environmental services encompass many technical disciplines and programs including human health and ecological risk assessment, hazardous materials and waste management, construction management and environmental compliance.

        Representative Projects.    Examples of typical ongoing projects we have in the Engineering Services segment include:

  •
  Orange County Transportation Authority (OCTA).  We were hired by the Orange County Transportation Authority to prepare plans, specifications and estimates for a new Metrolink commuter rail station in the City of Placentia, California. The new station will be located along the San Bernardino subdivision of the BNSF Railway. The project site, identified in the environmental document, is approximately 4.75 acres. The project will provide a commuter rail station that meets current and future transit demand. The station is a key component of transit-oriented development envisioned in the Westgate Specific Plan for the City of Placentia. The Metrolink station project will include street improvements, railroad track improvements, pedestrian improvements, new rail platforms, and parking facilities.

  •
  City of San Clemente.  We were selected to provide construction project management services for the Senior Center and Orange County Fire Station No. 60 Project. The project includes construction of a 7,851 square-foot two story Fire Station facility and a 7,963 square foot senior center. Both facilities will be constructed within a single building. The estimated project construction cost is $8 million. The project construction is planned to commence in April 2009 and be completed within 12 months.

  •
  California Department of State Architects (DSA).  We were selected to review plans and specifications for certain projects within the state of California on an "as-needed" basis in accordance with Titles 19 and 24, California Code of Regulations and all National Fire

    Protection Association (NFPA) Referenced Standards for Fire and Life Safety, according to the policies and procedures of the California Department of State Architects (DSA). Our role is to provide plan review, back-check review of drawings and specifications and review of change orders, addendums, deferred approvals, alternate designs, and revisions for California school buildings, state buildings and public colleges and universities. These services will be provided to the DSA Sacramento, Oakland, Los Angeles, and San Diego regions.

  •
  John Wayne Airport.  We are providing a development review for a $250 million terminal expansion project at John Wayne Airport. The expansion involves a 12-gate expansion to an existing facility. As part of the expansion, John Wayne Airport will add international gates in preparation for direct international flights. The scope of work also includes partial demolition of an existing parking structure, with remaining portions added as part of the expansion. The total expansion is comprised of approximately 300,000 square feet of space.

  •
  San Gabriel Valley.  We developed the San Gabriel Valley Energy Wise Partnership, a comprehensive energy efficiency program targeting 32 cities in the San Gabriel Valley, assisting in the creation of a mutually beneficial relationship between Southern California Edison, Southern California Association of Governments and the San Gabriel Valley Council of Governments. The program goal is to deliver 2,701,363 kWh in annual energy savings from a combination of commissioning and retro-commissioning projects in three San Gabriel Valley cities. Additionally, the program promotes increased awareness of energy efficiency programs and of the importance of energy conservation among residents and businesses.

  •
  San Francisco Public Utility Commission.  We have been working for the San Francisco Public Utility Commission (SFPUC) to implement the San Francisco Water Savers program. The SFPUC Water Savers Program seeks to reduce SFPUC customer consumption by targeting high consumption, non-residential water customers that represent the highest 20 percent of water users. The program also leverages associated energy saving opportunities to maximize customer financial incentives through the adoption of water saving technologies. To date, the program represents a savings of approximately 750 acre feet of water to the SFPUC. We are currently providing municipal water audit services to the SFPUC.

  •
  San Diego Gas & Electric (SDG&E).  We are implementing server and desktop virtualization technologies for certain SDG&E commercial customers through SDG&E's 2008-2009 bid program. The program targets customer locations with high server and desktop loads, helping to reduce energy costs for commercial customers within the SDG&E service territory. Customers have been able to reduce their energy costs and consumption by as much as 80-90 percent through a large server or desktop virtualization project with SDG&E subsidizing a portion of the project through an incentive process.

  •
  Southern California Edison.  We are currently implementing the Hospital Facility Energy Efficiency Program (HFEEP), a Southern California Edison 2007-08 retrofit program, that offers cash incentives to energy consumers for providing comprehensive energy efficiency services to existing equipment or systems in medical office buildings. HFEEP targets 20 medical office buildings for energy efficiency implementations, and delivers energy savings of over 6.3 million gross kWh.

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

        District Administration.    We administer special districts on behalf of public agencies. The types of special districts administered include community facilities districts (in California, Mello-Roos districts), assessment districts, landscape and lighting districts, school facilities improvement districts, water districts, benefit assessment districts, fire suppression districts, and business improvement districts. Our administration services include calculating the annual levy for each parcel in the district; billing charges directly or through a county tax roll; preparing the annual Engineer's Report, budget and resolutions; reporting on collections and payment status; calculating prepayment quotes; and providing financial analyses, modeling and budget forecasting. From July 2008 to June 2009, we expect to administer over 1,900 districts on behalf of more than 220 public agencies, involving an annual levy of more than 7.8 million parcels that is expected to generate approximately $670 million in public revenue.

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

        Federal Compliance Services.    We offer federal compliance services to issuers of municipal securities, which can be cities, towns, school districts, housing authorities and other entities that are eligible to issue tax-exempt securities. Specifically, we provide arbitrage rebate calculations and municipal disclosure services that help issuers remain in compliance with federal regulations. We provide these reports, together with related compliance services such as bond elections, temporary period yield restriction, escrow fund monitoring, rebate payments and refund requests. In terms of continuing disclosure services, we both produce the required annual reports and disseminate those reports on behalf of the issuers. We provide federal compliance services to approximately 575 issuers in 38 states and the District of Columbia on more than 2,100 bond issues totaling over $54 billion in municipal debt.

        Representative Projects.    Examples of typical projects we have in the Public Finance Services segment include:

  •
  City of Riviera Beach, Florida.  We were engaged by the City of Riviera Beach to complete a utility rate structure overhaul for their water and wastewater utilities. This engagement involved creating new, cost-of-service based water and wastewater rate schedules.

  •
  City of Fort Worth, Texas.  The City of Fort Worth was facing significant challenges providing adequate infrastructure in the face of continued high levels of growth. At the same time, the development community was concerned about policies that would shift the infrastructure funding burden directly onto new development. The City of Fort Worth and the local chamber of commerce contracted us to prepare a study that would develop a 10-year forecast of General Fund revenues and expenditures; identify the gap in funding for transportation infrastructure based on the forecast; estimate the economic impact of increased fees on new development; and compare the cost of development in Fort Worth with 19 comparable cities.

  •
  San Diego County Area Fire Protection Districts.  After a competitive bid process in February 2009, Willdan Financial Services was awarded a five-year contract to provide fire suppression assessment district administration services for the Alpine, Bonita Sunnyside, Borrego Springs, Deer Springs, Julian, Lakeside and Rancho Santa Fe Fire Protection Districts. In an effort to expedite the process, the seven agencies decided to coordinate their efforts into a single request for proposal process and host interviews of the top four firms in front of their 14 person panel. At the end of the interviews, we received the highest rating from each of the agencies, which resulted in seven separate contracts.

  •
  City of Irvine, California.  In June 2003, the City of Irvine engaged us for a five-year contract to prepare arbitrage rebate reports for all of the City's tax-exempt debt. In June 2008, our contract was renewed for an additional three years plus two one-year optional extensions. Additionally, we have been providing assessment district administration services to the city for over ten years and recently had this contract renewed for an additional three years. This contract includes the administration of over 50 special financing districts as well as the municipal disclosure for each of the associated bond issues.

  •
  Bollam, Sheedy, Torani & Company, LLP (BST), New York.  In 2008, we began a relationship with BST, an audit, accounting and tax compliance firm, to provide arbitrage rebate reporting for their governmental and healthcare clients. Our first client through this relationship, Albany Parking Authority in Albany New York, has expanded our initial one-year contract through 2009.

  •
  Frisco Independent School District, Texas.  We were hired in 2008 by Frisco ISD, the largest and fastest growing school district in the State of Texas, to prepare arbitrage rebate reports for all of their tax-exempt bonds. The portfolio we manage currently has over $835 million in assets.

  •
  Pershing Yoakley & Associates, Tennessee.  Pershing Yoakley & Associates (PYA) is an audit, accounting, and tax compliance firm that provides service to healthcare and governmental clients around the nation. In 2008, PYA hired us to prepare arbitrage rebate compliance reports for one of their clients in Chattanooga, TN.

Homeland Security Services

        In fiscal 2004, we formed our subsidiary Willdan Homeland Solutions (WHS), formerly known as American Homeland Solutions. We provide homeland security and public safety consulting services to cities, counties and related municipal service agencies such as utility and water companies, as well as school districts, port and transportation authorities, tribal governments and large business enterprises with a need for homeland security related services. We staff our projects in this area with former high-level local and regional public safety officers and focus on solutions tailored for local agencies and their personnel. Our services include:

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

        Emergency Operations Planning.    We design, develop, implement, review and evaluate public and private agencies' emergency operations and hazard mitigation plans, including compliance and consistency with federal, state and local laws and policies. Plans are tailored to respond to terrorism, intentional acts of sabotage and natural disasters. We also provide command and control and emergency response training for all types of unusual occurrences. WHS has developed emergency operations, continuity and hazard mitigation plans for municipal governments, special districts, school districts, and private industry clients.

        Terrorism and Threat Vulnerability Assessments.    These assessments involve the development of policies and procedures to assess threats and the vulnerability of local, regional, state and national infrastructures, including city and county buildings, ports and airports, facilities, power supplies, water supplies, communications networks and transportation systems.

        Planning Evaluations and Exercises.    We conduct planning sessions and exercises, including those relating to weapons of mass destruction, large events, mass casualty transportation disasters, terrorism incident response, natural disaster response and recovery, and civil disorder events. We design these exercises for multi-agency involvement and are fully compliant with the federal government's Homeland Security Exercise and Evaluation Program (HSEEP), the State Emergency Management System (SEMS) for California, and the National Response Framework. Exercises are designed to evaluate and test "first responders" and support personnel, as well as elected officials and agency management.

        Public Safety and Management Consulting.    We provide independent analyses, evaluations and recommendations for enhancing the performance of public safety agencies, such as police and fire departments. Management consulting service areas include organizational assessments and studies, staffing and outsourcing support for new and existing cities, management training and development, administrative investigations, and background investigations. These services are provided to local, state, and tribal governments and agencies; private companies; trade associations; non-profit organizations; and educational institutions from K-12 through colleges and universities.

        Representative Projects.    Examples of typical Homeland Security Services projects include:

  •
  NIMS/EOC Training Sessions.  We conduct NIMS training sessions for law enforcement, fire protection, building department and public works personnel, and other "first responders". In 2008, representatives from over 550 public agencies attended WHS training courses. We also provide a series of new Emergency Operations Center (EOC) training courses. The California Office of Homeland Security contracted with WHS to instruct them in their Emergency Operations Center responsibilities. Additionally, we provide transit focused NIMS training on site to Santa Clara Valley Transportation Authority (VTA) employees as required by the

    National Department of Homeland Security. The employees are located at five VTA locations in Santa Clara County and in San Jose, California.

  •
  City of Burbank, California.  We were retained by the City of Burbank to provide a comprehensive review and organizational assessment of the Burbank Police Department. Following a transition of leadership, the city was interested in identifying areas of best practices that could be employed within their police department. Focus groups were developed, data collection methods established and benchmark cities were identified for comparative purposes. We produced a detailed report that provided recommendations and implementation guidelines to improve the overall service of the department and position it for enhanced service delivery.

  •
  Anaheim/Santa Ana Urban Area Security Initiative.  In 2008, we were selected as the prime contractor supporting the Anaheim/Santa Ana Urban Area Security Initiative (ASAUA). Emergency preparedness services provided to the ASAUA include planning, training and exercise support. In support of urban area planning initiatives, we are currently updating the ASAUA strategy and developing continuity of operations plans for the cities of Anaheim, Santa Ana, Huntington Beach, Irvine, and Fullerton. We are a full-service training provider of U.S. Department of Homeland Security-approved training courses to the ASAUA. In preparation for Orange County participation in Golden Guardian 2008 (GG08), The Great California Shake Out, we provided a series of general and section specific emergency operations center (EOC) training courses that prepared EOC personnel for their participation in the exercise. EOC personnel from 34 cities participated in 6 EOC training courses conducted over a two-month period. We also provided exercise design, development, conduct, and evaluation support services to over 24 participating cities and 14 agencies. Moreover, we have delivered over 30 Incident Command System (ICS) 100 - 400 direct delivery and train-the-trainer courses to audiences across Orange County.

  •
  Orange County Transportation Authority (OCTA).  We were selected to implement a three-year Emergency Management Training & Exercise program for OCTA, based upon existing Emergency Management plans, operating policies and division protocols. The program covers training courses in ICS/EOC and the OCTA Emergency Management Plans, three tabletop exercises focused on evaluating bus operation protocols, and a full-scale exercise culminating the exercise program.

  •
  Leadership Training Programs, Orange and Ontario, California.  We developed and presented a seven-module training program for new workplace leaders for a major cable television company. The program covered leadership training, communication, interviewing, coaching, performance reviews, corrective action, and key human resource issues.

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

        Strategic locations in key markets.    Local agencies want professionals who understand their local needs. Therefore, we deliver our services through a network of offices dispersed throughout the western United States. Each of our offices is staffed with quality professionals, including former management level public sector employees, such as planners, engineers, inspectors, and police and fire department personnel. These professionals understand the local and regional markets in which they work.

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

        Experienced, talented and motivated employees.    Our staff consists of seasoned professionals with a broad array of specialties, and a strong customer service orientation. Our corporate culture places a high priority on investing in our people, including providing opportunities for stock ownership to attract, motivate and retain top professionals. Our executive officers have an average of more than 24 years of experience in or supporting the public sector, and an average of 6 years with our company.

Clients

        Our clients primarily consist of cities, counties, redevelopment agencies, water districts, school districts and universities, state agencies, federal agencies, a variety of other special districts and agencies, tribal governments and to a lesser extent, private industry. Our typical client is an agency serving a community of 10,000 to 300,000 people. In fiscal year 2008, we served over 800 distinct clients. No individual client accounted for over 3.5% of our consolidated contract revenue in fiscal year 2008. For fiscal year 2008, each of our top eight clients accounted for between 1.6% and 3.5% of our consolidated contract revenue. Our clients are predominantly based in California. We also have clients in Arizona, Nevada and, to a lesser extent, other states throughout the United States. In fiscal year 2008, services provided to public agencies and, to a lesser extent, private industry in California accounted for approximately 91% of our contract revenue.

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

        The following table presents, for the periods indicated, the approximate percentage of our contract revenue subject to each type of pricing provision:

	Fiscal Year
	2008	2007
Time-and-materials	50%	59%
Unit-based	23%	25%
Fixed price	27%	16%

Total	100%	100%

        The percentage of our contract revenue derived from fixed price contracts increased to 27% in fiscal year 2008 from 16% in fiscal year 2007 primarily because of our acquisition of Willdan Energy Solutions in June 2008. Willdan Energy Solutions has fixed price provisions in a higher percentage of their contracts than our other operating subsidiaries.

        For time-and-materials and fixed price contracts, we bill our clients periodically in accordance with the contract terms based on costs incurred, on either an hourly-fee basis or on a percentage of completion basis, as the project progresses. For unit-based contracts, we bill our clients upon delivery of the contracted item or, in some cases, in advance of delivery.

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

        We believe that the primary competitors for our Engineering Services segment include Charles Abbott & Associates, Inc., Bureau Veritas, Harris & Associates, Psomas, RBF Consulting, Tetra Tech, Inc., Stantec, Inc., Michael Baker Corporation, TRC Companies, Inc., AECOM Technology Corporation, CH2M Hill and Jacobs Engineering Group, Inc. Our chief competitors in our Public Finance Services segment include David Taussig & Associates, Harris & Associates, NBS Government Finance Group and Ernst & Young LLP. We believe the Homeland Security Services segment competes primarily with EG&G (a division of URS Corporation) and SRA International, Inc.

Insurance

        We currently maintain general liability insurance, with coverage in the amount of $1.0 million per occurrence, subject to a $2.0 million general aggregate limit; and professional liability insurance, with $5.0 million in coverage per claim, and a $10.0 million annual aggregate limit. Our professional liability policy is a "claims made" policy. We also carry excess coverage of an additional $9.0 million for general, automobile and employer's liability claims. We are liable to pay these claims from our assets if and when the aggregate settlement or judgment amount exceeds our policy limits.

Employees

        At January 2, 2009, we had approximately 385 full-time employees and 165 part-time employees. All Public Agency Resources' employees are classified as part-time. Our employees include, among others, licensed civil, traffic and structural engineers, land surveyors, certified building officials, licensed geotechnical engineers and engineering geologists, certified inspectors and plans examiners, licensed architects and landscape architects, certified planners, and information technology specialists. We believe that we attract and retain highly skilled personnel with significant industry experience and strong client relationships by offering them challenging assignments in a stable work environment. We believe that our employee relations are good.

        The following table sets forth the number of our employees in each of our business segments and our holding company:

	As of Fiscal Year End
	2008	2007	2006
Engineering Services	401	496	542
Public Finance Services	74	75	78
Homeland Security Services	16	8	4
Holding Company Employees (Willdan Group, Inc.)	59	49	46

Total	550	628	670

        At January 2, 2009, we contracted with approximately 93 former and current public safety officers to conduct homeland security services training courses. These instructors are classified as subconsultants and not employees. At January 2, 2009, we had one field survey employee covered by a Master Labor Agreement between the International Union of Operating Engineers Local Union No. 12 and the Southern California Association of Civil Engineers and Land Surveyors, which expires in October 2010.

Intellectual Property

        The "Willdan" name, the logo and the tag line "extending your reach" are service marks of ours, and we have applied for federal trademark registrations for each with the United States Patent and Trademark Office. We believe we have strong name recognition in the western United States and that this provides us a competitive advantage in obtaining new business. Consequently, we believe it is important to protect our brand identity through trademark registrations. The name and logo of our proprietary software, MuniMagic®, are registered trademarks of Willdan Financial Services, and we have registered a federal copyright for the source code for the MuniMagic® software. We license the MuniMagic® software to existing clients pursuant to licensing agreements that allow varying levels of access to data. This technology allows clients to view their own data and is a form of deliverable to our clients. The use of licensing provides us protection for this proprietary technology. MuniMagic® is not a commercial product offered for sale.

Available Information

        Our website is www.willdan.com and our investor relations page is under the caption "Investors" on our website. We make available on this website under "SEC Filings," free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the U.S. Securities and Exchange Commission, or SEC. We also make available on this website our prior earnings calls and, under the heading "Investors—Corporate Governance," our Code of Ethical Conduct. Further, a copy of this annual report on Form 10-K is located at the SEC's Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding our filings at http://www.sec.gov.

ITEM 1A.    RISK FACTORS

Risks Relating to Our Business and Industry

A downturn in public and private sector construction activity in the regions we serve may have a material adverse effect on our business, financial condition and results of operations.

        A downturn in construction activity in our geographic service areas may affect demand for our services, which could have a material adverse effect on the results of our operations and our financial condition. During fiscal year 2008, a majority of our contract revenue was generated by services rendered to public agencies in connection with private and public sector construction projects.

        The current recession in the United States has led to a slowdown in construction, particularly residential housing construction, in the western United States. As a result of this slowdown, our engineering services segment has suffered declines in revenue and we have made several reductions in workforce and facility leases in order to align resources to workload and reduce costs. We believe that the reductions achieved through January 2, 2009 will be sufficient to align resources with expected future demand for our services. However, should the economic slowdown continue for longer than expected or worsen, we will need to evaluate further reductions in headcount and facilities in geographic areas that are underperforming.

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

        Adverse economic and other conditions affecting the local and regional economies of California may reduce the demand for our services, which could have a material adverse effect on our business, financial condition and results of operations. During fiscal year 2008, approximately 91% of our contract revenue was derived from services rendered to public agencies and, to a lesser extent, private industry in California. From 1991 to 1996, California experienced an economic downturn that had a negative impact on the construction and development sectors. This economic downturn caused us to experience cash flow difficulties and substantial operating losses. California is currently experiencing another economic downturn, which has negatively impacted our revenue and profitability. Our revenue in fiscal year 2008 decreased by 7.1% from fiscal year 2007 and we sustained a net loss of $1.6 million for fiscal year 2008 as compared to net income of $2.1 million for fiscal year 2007. We believe the downturn in the residential housing market has had a significant impact on our results, in particular the loss of revenue from fees associated with building permits and inspection services.

We may not be able to obtain capital when desired on favorable terms, if at all, or without dilution to our stockholders.

        We anticipate that our current cash, cash equivalents, cash provided by operating activities and funds available through our revolving line of credit will be sufficient to meet our current and anticipated needs for general corporate purposes during the next 12 months. It is possible, however, that we may not generate sufficient cash flow from operations or otherwise have the capital resources to meet our future capital needs. For example, at the end of our third and fourth fiscal quarters in 2008, we did not meet certain financial covenants under our revolving credit facility with Wells Fargo Bank, National Association ("Wells Fargo"). As of January 2, 2009, we had no outstanding borrowings under this facility, but as a result of these covenant violations, Wells Fargo was no longer obligated to extend funds to us under the revolving credit agreement. Wells Fargo has waived these breaches and eliminated or modified certain financial covenants in the credit agreement in exchange for a reduction in the commitment from $10 million to $5 million, increased pricing and additional collateral being provided. However, we cannot provide any assurance that Wells Fargo will make any loans under the facility if we violate the remaining financial covenant in the future. If we fail to comply with this or any other covenant in the credit agreement, any loans outstanding at that time could be accelerated by Wells Fargo and Wells Fargo would not be obligated to make any new loans under the revolving credit facility. If this occurs and we do not generate sufficient cash flow from operations or otherwise, we may need additional financing to execute on our current or future business strategies, which include the following:

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

        Several of our state and local government clients are currently facing budget deficits, resulting in smaller budgets and reduced capital spending, which has negatively impacted our revenue and profitability. Our state and local government clients may continue to face budget deficits that prohibit them from funding new or existing projects. In addition, existing and potential clients may either postpone entering into new contracts or request price concessions. If we are not able to reduce our costs quickly enough to respond to the revenue decline from these clients that may occur, our operating results would be adversely affected. Accordingly, these factors affect our ability to accurately forecast our future revenue and earnings from business areas that may be adversely impacted by market conditions.

Legislation may be enacted that limits the ability of state, regional or local agencies to contract for our privatized services. Such legislation would affect our ability to obtain new contracts and may decrease the demand for our services.

        Legislation is proposed periodically, particularly in California, that attempts to limit the ability of governmental agencies to contract with private consultants to provide services. Should such legislation pass and be upheld, demand for our services may be materially adversely affected. During fiscal year 2008, approximately 91% of our contract revenue was derived from services rendered to public agencies in California. While attempts at such legislation have failed in the past, as the composition of California's legislative body changes over time there is an increased risk that measures could be adopted in the future that limit the market for privatized services.

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

        In fiscal year 2008, approximately 27% of our contract revenue was derived from fixed price contracts, which increased from 16% in fiscal year 2007. This increase was primarily a result of our June 2008 acquisition of Willdan Energy Solutions, which has fixed price provisions in a higher percentage of their contracts than our other operating subsidiaries. Under fixed price contracts, we perform services under a contract at a stipulated price which protects clients but exposes us to a greater number of risks than time-and-materials and unit-based contracts. These risks include:

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

Changes in the perceived risk of acts of terrorism or natural disasters could have a material adverse effect on our ability to grow our Willdan Homeland Solutions business.

        If there is a significant decrease in the perceived risk of the likelihood that one or more acts of terrorism will be conducted in the United States, or a significant decrease in the perceived risk of the occurrence of natural disasters, our ability to grow and generate revenue through Willdan Homeland Solutions, or WHS, could be negatively affected. WHS provides training and consulting services to local and regional agencies related to preparing for and responding to incidents of terrorism and natural disaster. Should the perceived risk of such incidence decline, federal and state funding for homeland security and emergency preparedness could be reduced which might decrease demand for our services and have a material adverse affect on our business, financial condition and results of operations.

The loss of certain of our key executives could adversely affect our business, including our ability to secure and complete engagements and attract and retain employees.

        We have experienced significant turnover in our management team since 2006. In 2006, our co-founder and Chief Executive Officer, Dan Heil, passed away unexpectedly. Just prior to Mr. Heil's death, and at his recommendation, our Board of Directors elected Win Westfall to succeed Mr. Heil. Mr. Westfall resigned as our Chief Executive Officer in February 2007 and we appointed Thomas Brisbin as our new President and Chief Executive Officer in April 2007. In July 2007, Kimberly Gant was appointed as our Chief Financial Officer when Mallory McCamant, our former Chief Financial Officer, assumed the role of Chief Operations Officer. Ms. McCamant resigned in May 2008. Additionally, Richard Kopecky, our former Senior Vice President and President of Willdan Engineering, was terminated in February 2007 and replaced by David Hunt, who has been with us for more than 21 years. In December 2008, Daniel Chow replaced Mr. Hunt as Chief Executive Officer and President of Willdan Engineering and Mr. Hunt assumed the role of Chief Operations Officer for Willdan Engineering.

        Because of the turnover of our management team, any additional losses of our management team or key employees could have a material adverse effect on our business, including the ability to secure or complete contracts and to attract and retain additional employees. Our success is highly dependent upon the efforts, talents, abilities, marketing skills and operational execution of our key executives and managers.

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

        The market for services in the engineering, municipal consulting, public finance consulting, geotechnical, homeland security and other technical services industries is competitive and highly fragmented. Contract awards are based primarily on quality of service, relevant experience, staffing capabilities, reputation, geographic presence, stability and price. Some of our competitors in certain service areas have more personnel and greater financial, technical and marketing resources than us. With regard to engineering related services, which represented approximately 78% and 82% of our contract revenue for fiscal years 2008 and 2007, respectively, our competitors include many larger consulting firms such as AECOM Technology Corporation, CH2M Hill, Jacobs Engineering Group Inc. and Tetra Tech, Inc. In certain public finance consulting services, we may compete with large accounting firms, such as Ernst & Young LLP. We can offer no assurance that we will be able to compete successfully in the future with these or other competitors.

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

        We currently maintain general liability insurance, with coverage in the amount of $1.0 million per occurrence, subject to a $2.0 million general aggregate limit; and professional liability insurance, with $5.0 million in coverage per claim, and a $10.0 million annual aggregate limit. We also carry excess coverage of an additional $9.0 million for general, automobile and employer's liability claims. Claims may be made against us that exceed these limits. We are liable to pay claims from our assets if and when the aggregate settlement or judgment amount exceeds our policy limits. In 2002, we experienced two claims against our professional liability insurance that exceeded by $3.1 million the aggregate annual limit of our coverage, which at that time was $5.0 million. Following resolution of these disputes, we were liable for the $3.1 million in excess of our policy limits. Our professional liability policy is a "claims made" policy. Thus, only claims made during the term of the policy are covered. If we terminate our professional liability policy and do not obtain retroactive coverage, we would be uninsured for claims made after termination even if these claims are based on events or acts that occurred during the term of the policy. Further, our insurance may not protect us against liability because our policies typically have various exceptions to the claims covered and also require us to assume some costs of the claim even though a portion of the claim may be covered. In addition, if we expand into new markets, we may not be able to obtain insurance coverage for these new activities or, if insurance is obtained, the dollar amount of any liabilities incurred could exceed our insurance coverage. A partially or completely uninsured claim, if successful and of significant magnitude, could have a material adverse effect on our liquidity.

The quality of our service and our ability to perform under some of our contracts would be adversely affected if qualified subconsultants are unavailable for us to engage.

        Under some of our contracts, we rely on the efforts and skills of subconsultants for the performance of some of the tasks. In fiscal years 2008 and 2007, subconsultant costs comprised approximately 10.6% and 5.8%, respectively, of our contract revenue. The absence of qualified subconsultants with whom we have a satisfactory relationship could adversely affect the quality of our service offerings and therefore our financial results.

Potential future acquisitions could be difficult to integrate, divert the attention of key personnel, disrupt our business, dilute stockholder value and impair our financial results.

        As part of our business strategy, we intend to consider acquisitions of companies that are complementary to our business, such as our acquisition of Intergy Corporation in June 2008. Appropriate acquisitions could allow us to expand into new geographical locations, offer new services, or acquire additional talent. Accordingly, our future performance will be impacted by our ability to identify appropriate businesses to acquire, negotiate favorable terms for such acquisitions and then effectively and efficiently integrate such acquisitions into our existing businesses. There is no certainty that we will succeed in such endeavors.

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

        Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, we are required to provide a management certification on our internal controls over financial reporting. Because we are a smaller reporting company, we will be required to provide an attestation report related to the effectiveness of our internal controls over financial reporting from our independent registered public accounting firm for the first time for fiscal year 2009. In order to achieve compliance with Section 404 of Sarbanes-Oxley, in 2007 we engaged outside professional consultants to assist us in documenting and evaluating our internal control over financial reporting. This exercise was both costly and challenging. We believe the efforts we have put forth to date give us the basis to conclude that we have effective internal controls over financial reporting. When our independent auditors attest to the effectiveness of our internal controls over financial reporting this upcoming fiscal year end and in future years, our auditors may not agree with our management's conclusion and, as a result, may not be able to conclude that our internal controls over financial reporting are effective. Moreover, the costs to comply with the provisions of Section 404 of Sarbanes-Oxley, as presently in effect, could continue to be significant.

        In addition, during the course of testing the design and effectiveness of our internal controls, we or our independent registered public accounting firm may identify deficiencies that we may not be able to remediate in time to allow for an unqualified report from our independent registered public accounting firm. Furthermore, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of Sarbanes-Oxley. Effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

We have incurred, and will continue to incur, significant costs as a public company.

        As a public company, we incur significant legal, accounting and other expenses that we did not incur prior to November 2006 as a private company. New rules and regulations for public companies may increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect rules and regulations applicable to public companies to make it more difficult and more expensive for us to maintain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage.

The concentration of ownership of our stock may delay or prevent a change of control of our company or changes in our management, and as a result may hinder the ability of our stockholders to take advantage of a premium offer.

        The concentration of ownership of our stock may have the effect of delaying or preventing a change in control of the company or a change in our management and may adversely affect the voting or other rights of other holders of our common stock. As of March 19, 2009 our directors and executive officers beneficially own 1,325,229 shares of common stock, or approximately 18.2% of our outstanding common stock. Of these shares, 923,120 shares, or approximately 12.8% of our outstanding common stock, are owned by Linda L. Heil, a member of our board of directors.

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

  •
  Evaluation of the materiality of our current legal proceedings; and

  •
  Expectations about positive cash flow generation and existing cash and cash equivalents being sufficient to meet normal operating requirements.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our corporate headquarters are located in approximately 42,000 square feet of office space that we lease at 2401 East Katella Avenue, Anaheim, California. In addition, we lease office space in 19 other locations principally in California, Nevada, and Arizona. In total, our facilities contain approximately 104,000 square feet of office space and are subject to leases that expire through fiscal year 2014. We also rent additional office space on a month-to-month basis. We believe that our existing facilities are adequate to meet current requirements and that suitable additional or substitute space will be available as needed to accommodate any expansion of operations and for additional offices.

ITEM 3.    LEGAL PROCEEDINGS

        We are subject to claims and lawsuits from time to time, including those alleging professional errors or omissions, that arise in the ordinary course of business against firms, like ours, that operate in the engineering and consulting professions. We carry professional liability insurance, subject to certain deductibles and policy limits, for such claims as they arise and may from time to time establish reserves for litigation that is considered probable of a loss. We may incur substantial expenses in defending against third party claims. In the event of a determination adverse to us, we may incur substantial monetary liability and be required to change our business practices. Either of these results could have a material adverse effect on our financial position, results of operations or cash flows.

  County of San Diego v. Willdan, Superior Court of California, Riverside County

        A complaint was filed against us on February 28, 2008 relating to a project for the reconstruction of a portion of Valley Center Road located in an unincorporated area of San Diego County. The design was completed by us and a contract was awarded to a construction contractor for construction of the improvements. The construction was originally scheduled for completion in December 2008; however completion has been delayed until fall 2009. The lawsuit alleges that the delays in construction were caused by errors and omissions in our preparation of reports and design and engineering of the project, resulting in additional design and construction costs, in an amount to be determined but believed to be in excess of $5.0 million. We deny the allegations asserted in the lawsuit and will vigorously defend against the claims.

  Topaz v. City of Laguna Beach, Superior Court of California, Orange County

        This suit concerns a project by the City of Laguna Beach to reconstruct a retaining wall supporting a city road. We served as the construction observer for this project and designed the retaining wall. Subsequent to completion of the project, a slope below the retaining wall failed damaging the plaintiffs' residence. The retaining wall did not fail. The construction work was performed from February to March 2005 and the slope failure occurred in June 2005. The plaintiffs were not injured in the incident. The plaintiffs allege that the City of Laguna Beach violated its own ordinances by not obtaining appropriate geotechnical data during the design stage and by allowing the work to be constructed during the rainy season. The lawsuit names Merit Engineering, the project designer, Peterson-Chase Engineering, the general contractor and us, the construction observer, as defendants. We were named as a defendant in the first amended complaint filed on October 17, 2007. The plaintiffs filed a mediation brief on April 25, 2008 indicating damages to real and personal property in the amount of $0.8 million and general damages between $1.6 million and $4.7 million. A cross-complaint has been filed in the action by Peterson-Chase against us seeking equitable apportionment. We deny the allegations asserted in the lawsuit and cross-complaint and will vigorously defend against the claims.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of our stockholders during the last quarter of our fiscal year ended January 2, 2009.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

  Market Information for Common Stock

        Since November 21, 2006, the common stock of Willdan Group, Inc. has been listed and traded on the Nasdaq Global Market under the symbol "WLDN". The following table sets out the high and low daily closing sale prices as reported on the NASDAQ Global Market for fiscal years 2008 and 2007. These reported prices reflect inter-dealer prices without adjustments for retail markups, markdowns, or commissions.

	2008		2007
	High	Low	High	Low
1st Quarter	$6.88	$5.00	$10.10	$8.90
2nd Quarter	$5.94	$4.71	$10.07	$9.00
3rd Quarter	$5.09	$1.79	$10.49	$9.58
4th Quarter	$2.21	$1.50	$10.40	$6.31

        On March 31, 2009 the closing sales price per share of our common stock, as reported on the Nasdaq Global Market, was $1.70.

  Stockholders

        As of March 31, 2009, there were 108 stockholders of record of our common stock.

  Dividends

        We did not declare or pay cash dividends on our common stock in fiscal years 2007 and 2006. We declared our final S Corporation distribution of $6.3 million to holders of our common stock in 2006. The distribution was paid in two equal portions in December 2006 and January 2007. Our revolving credit agreement prohibits the payment of any dividend or distribution on our common stock either in cash, stock or any other property without the lender's consent.

  Recent Sales of Unregistered Securities

        In the three years preceding the filing of this report, we have issued the following securities that were not registered under the Securities Act:

        In connection with our purchase of Willdan Energy Solutions (formerly, Intergy Corporation) on June 9, 2008, we agreed to make potential earn-out payments of up to $6.2 million to the sellers if Willdan Energy Solutions achieves certain levels of earnings before interest and taxes in each of the first three years following completion of the acquisition. If any earn-out payments are due, we may elect, in our sole discretion, to pay up to 50% of such earn-out payments in shares of our common stock as long as (a) our market capitalization at the time of any such earn-out payment is between $57.0 million and $86.0 million and (b) the shares of common stock are traded on a United States national securities exchange or reported through NASDAQ as of the end of the applicable period for which the earn-out was achieved. If the Average Daily Trading Volume (as defined in the Stock Purchase Agreement) of our common stock as of the end of an applicable earn-out period is less than 0.42% of our then-issued and outstanding common stock, we may not pay more than 25% of the applicable earn-out payment in shares of our common stock.

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

	Fiscal Year
	2008	2007	2006	2005	2004
	(in thousands except per share amounts)
Consolidated Statement of Operations Data:
Contract revenue	$73,190	$78,798	$78,339	$67,263	$58,263

Direct costs of contract revenue (exclusive of depreciation and amortization shown separately below):
Salaries and wages	21,991	25,769	24,602	20,918	15,623
Subconsultant services	7,750	4,600	4,168	4,745	6,089
Other direct costs	2,973	1,568	1,496	1,529	1,497

Total direct costs of contract revenue	32,714	31,937	30,266	27,192	23,209

General and administrative expenses:
Salaries and wages, payroll taxes, employee benefits	24,439	25,061	26,051	22,720	19,711
Facilities and facility related	4,803	4,546	4,046	3,481	3,267
Stock-based compensation	214	209	38	2,737	—
Depreciation and amortization	1,978	1,747	1,584	1,257	1,056
Lease abandonment	742	—	—	—	—
Impairment of goodwill	148	—	—	—	—
Litigation accrual (reversal)	—	1,049	(1,049)	2,686	—
Other	10,952	11,727	10,359	7,935	6,923

Total general and administrative expenses	43,276	44,339	41,029	40,816	30,957

(Loss) income from operations	(2,800)	2,522	7,044	(745)	4,097

Other income (expense):
Interest income	313	693	135	19	2
Interest expense	(33)	499	(773)	(630)	(272)
Other, net	(15)	(27)	2,335	(8)	(8)

Total other income (expense)	265	1,165	1,697	(619)	(278)

(Loss) income before income tax expense	(2,535)	3,687	8,741	(1,364)	3,819
Income tax (benefit) expense	(930)	1,543	2,021	17	47

Net (loss) income	$(1,605)	$2,144	$6,720	$(1,381)	$3,772

(Loss) earnings per common share, basic and diluted(1)	$(0.22)	$0.30	$1.37	$(0.35)	$1.03

Weighted average common shares outstanding:
Basic(1)	7,159	7,149	4,900	3,994	3,653
Diluted	7,160	7,150	4,900	3,994	3,653
S Corporation distributions paid per share(1)			$1.16	$0.46	$0.30
Pro Forma Data (unaudited)(2):
Pro forma provision for income taxes			$2,596	$549	$1,528
Pro forma net income (loss)			$6,145	$(1,913)	$2,291
Pro forma earnings per common share, basic and diluted			$1.25	$(0.48)	$0.63
Other Operating Data (unaudited):
Adjusted EBITDA(3)	$68	$5,326	$7,651	$5,951	$5,163
Revenue per employee(4)	$133	$132	$131	$125	$119
Employee headcount at period end(5)	550	628	670	599	508

	Fiscal Year Ended
	January 2, 2009	December 28, 2007	December 29, 2006	December 30, 2005	December 31, 2004
Consolidated Balance Sheet Data:
Cash and cash equivalents	$8,144	$15,511	$20,633	$3,066	$266
Working capital	19,820	30,171	26,721	9,429	7,195
Total assets	47,570	48,226	57,108	32,797	23,223
Total indebtedness	394	1,547	1,632	1,858	3,543
Total redeemable common stock	—	—	—	14,660	11,477
Total stockholders' equity	34,336	35,652	33,264	—	—

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

(3)
Adjusted EBITDA is a supplemental measure used by our management to measure our operating performance. We define Adjusted EBITDA as net income plus net interest expense, income tax expense (benefit), depreciation and amortization, goodwill impairment expense, lease abandonment expense, loss (gains) on sales of assets, accrued expenses related to a litigation matter and a one-time stock-based compensation expense recorded in anticipation of our IPO, less proceeds from life insurance policies carried on our former chief executive officer. Our definition of Adjusted EBITDA may differ from those of many companies reporting similarly named measures. This measure should be considered in addition to, and not as a substitute for or superior to, other measures of financial performance prepared in accordance with U.S. generally accepted accounting principles, or GAAP, such as operating income and net income. We believe Adjusted EBITDA enables management to separate non-recurring income and expense items from our results of operations to provide a more normalized and consistent view of operating performance on a period-to-period basis. We use Adjusted EBITDA to evaluate our performance for, among other things, budgeting, forecasting and incentive compensation purposes. We also believe Adjusted EBITDA is useful to investors, research analysts, investment bankers and lenders because it removes from our operational results the impact of certain non-recurring income and expense items, which may facilitate comparison of our results from period to period.

  Adjusted EBITDA is not a recognized term under GAAP and does not purport to be an alternative to operating income or net income as an indicator of operating performance or any other GAAP measure.

  The following is a reconciliation of net income to Adjusted EBITDA (in thousands):

	Fiscal Year
	2008	2007	2006	2005	2004
Net loss (income)	$(1,605)	$2,144	$6,720	$(1,381)	$3,772
Interest income	(313)	(693)	(135)	(19)	(2)
Interest expense	33	(499)	773	630	272
Income tax (expense) benefit	(930)	1,543	2,021	17	47
Lease abandonment expense	742	—	—	—	—
Goodwill impairment	148	—	—	—	—
Depreciation and amortization	1,978	1,755	1,584	1,257	1,056
Loss (gain) on sale of assets	15	27	(13)	24	18
Life insurance proceeds	—	—	(2,250)	—	—
Litigation accrual	—	1,049	(1,049)	2,686	—
Stock-based compensation expense recorded in anticipation of our IPO	—	—	—	2,737	—

Adjusted EBITDA	$68	$5,326	$7,651	$5,951	$5,163

(4)
Reflects contract revenue, excluding revenue related to reimbursement of subconsultants and other costs, divided by the average number of full-time equivalent employees during the period.

(5)
Includes full-time and part-time employees.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        We are a provider of outsourced services to small and mid-sized public agencies in California and other western states. Outsourcing enables these agencies to provide a wide range of specialized services, without having to incur and maintain the overhead necessary to develop staffing in-house. We provide a broad range of services to public agencies and to a lesser extent, private industry, including:

  •
  Civil Engineering;

  •
  Building and Safety Services;

  •
  Geotechnical Engineering;

  •
  Energy Efficiency Consulting

  •
  Financial and Economic Consulting; and

  •
  Disaster Preparedness and Homeland Security.

        We operate our business through a network of offices located throughout California and other western states and had a staff of 550 as of January 2, 2009 that includes licensed engineers and other professionals. We ranked 154 out of 500 top design firms in Engineering News-Record's 2008 Design Survey. Our core clients are public agencies in communities with populations ranging from 10,000 to 300,000 people. We believe communities of this size are underserved by large outsourcing companies that tend to focus on securing large federal and state projects, as well as projects for the private sector. We seek to establish close working relationships with our public agency clients and, over time, to expand the breadth and depth of the services we provide to them.

        While we currently serve communities throughout the country, our business is concentrated in California and neighboring states. We provide services to approximately 60% of the 490 cities and over 60% of the 58 counties in California. We also serve special districts, school districts, a range of public agencies, and to a lesser extent, private industry.

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

        Willdan Group, Inc. is a Delaware corporation formed in 2006 for the purpose of effecting the reincorporation of The Willdan Group of Companies, a California corporation, formed in 2001 to serve as our holding company. The reincorporation was completed effective June 30, 2006. We were founded over 40 years ago, and today consist of a family of wholly owned companies that operate within the following segments for financial reporting purposes:

  •
  Engineering Services.  Our Engineering Services segment includes the operations of our subsidiaries, Willdan Engineering, Willdan Geotechnical, Willdan Energy Solutions, Willdan Resource Solutions and Public Agency Resources (PARs). These businesses collectively provide engineering-related services, geotechnical engineering services, environmental engineering and environmental related services and energy efficiency, water conservation, sustainability and renewable energy services to public agencies and, to a lesser extent, private industry. Additionally, PARs primarily provides staffing to Willdan Engineering. Willdan Engineering is our largest subsidiary and currently represents our core business. Contract revenue for the

    Engineering Services segment represented 78.3% and 81.7% of our consolidated contract revenue for fiscal year 2008 and fiscal year 2007, respectively.

  •
  Public Finance Services.  Our Public Finance Services segment consists of the business of our subsidiary, Willdan Financial Services, which offers financial and economic consulting services to public agencies. Contract revenue for the Public Finance Services segment represented 18.7% and 16.1% of our consolidated contract revenue for fiscal year 2008 and fiscal year 2007, respectively.

  •
  Homeland Security Services.  Our Homeland Security Services segment consists of the business of our subsidiary, Willdan Homeland Solutions, which offers homeland security, management consulting and public safety consulting services. Contract revenue for our Homeland Security Services segment represented 3.0% and 2.2% of our consolidated contract revenue for fiscal year 2008 and fiscal year 2007, respectively.

Recent Developments

        General economic conditions have recently declined due to a number of factors including slower economic activity, a lack of available credit, decreased consumer confidence and reduced corporate profits and capital spending. These conditions have led to a slowdown in construction, particularly residential housing construction, in the western United States. As a result of this slowdown, our engineering services segment has suffered declines in revenue and we have made several workforce reductions in order to align resources, primarily human capital, to workload. Additionally, we have terminated and/or abandoned five facility leases, subleased portions of two facilities and reduced the size of an additional facility lease in order to reduce costs. We believe that the reductions in workforce and facility leases achieved through January 2, 2009 will be sufficient to align resources with future demand for our services. However, should the economic slowdown worsen, we will need to evaluate further reductions in headcount and facilities in geographic areas that are underperforming. We will also continue to focus on reducing discretionary expenditures and the efficient procurement of necessary services.

        Declining revenue resulting from the economic conditions discussed above also contributed to us having two consecutive fiscal quarters with net income after taxes of less than $1.00, which violated one of the covenants in our revolving credit agreement with Wells Fargo Bank, National Association ("Wells Fargo") for the quarter ended September 26, 2008. Wells Fargo agreed to waive this default for the quarter ended September 26, 2008, but in connection with such waiver, we amended the credit agreement to reduce the aggregate revolving loan commitment from $10.0 million to $5.0 million and amend certain financial covenants. For the year ended January 2, 2009, we also failed to meet our maximum net loss before tax covenant. In March 2009, Wells Fargo agreed to waive this default and eliminate or modify certain financial covenants in exchange for our agreement to cash collateralize the commitment and increase pricing. The terms of our amended credit agreement are discussed in more detail below under "—Liquidity and Capital Resources—Outstanding Indebtedness." While we believe that our cash on hand, cash generated by operating activities and funds available under our amended credit facility with Wells Fargo will be sufficient to finance our operating activities for the next 12 months, if we do experience a cash flow shortage or violate the current terms of our credit agreement, we may have difficulty obtaining additional funds on favorable terms, if at all, in the current credit market.

Components of Income and Expense

Contract Revenue

        We enter into contracts with our clients that contain three principal types of pricing provisions: fixed price, time-and-materials and unit-based. Contract revenue on our fixed price contracts is determined on the percentage-of-completion method based generally on the ratio of direct costs incurred to date to estimated total direct costs at completion. Many of our fixed price contracts are relatively short in duration, thereby lowering the risks of not properly estimating the percent complete. Revenue on our time-and-materials and unit-based contracts are recognized as the work is performed in accordance with specific terms of the contract. Approximately half of our contracts are based on contractual rates per hour plus costs incurred. Some of these contracts include maximum contract prices, but the majority of these contracts are not expected to exceed the maximum.

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

Direct Costs of Contract Revenue

        Direct costs of contract revenue consist primarily of that portion of technical and nontechnical salaries and wages that has been incurred in connection with revenue producing projects. Direct costs of contract revenue also include production expenses, subconsultant services and other expenses that are incurred in connection with revenue producing projects. Direct costs of contract revenue exclude depreciation and amortization, that portion of technical and nontechnical salaries and wages related to marketing efforts, vacations, holidays and other time not spent directly generating revenue under existing contracts. Such costs are included in general and administrative expenses. Additionally, payroll taxes, bonuses and employee benefit costs for all of our personnel are included in general and administrative expenses since no allocation of these costs is made to direct costs of contract revenue. No allocation of facilities costs is made to direct costs of contract revenue nor is depreciation and amortization allocated to direct costs. We expense direct costs of contract revenue when incurred.

        As a firm that provides multiple and diverse outsourced services, we do not believe gross margin is a consistent or appropriate indicator of our performance and therefore we do not use this measure as construction contractors and other types of consulting firms may. Other companies may classify as direct costs of contract revenue some of the costs that we classify as general and administrative expenses. As a result, our direct costs of contract revenue may not be comparable to direct costs for other companies, either as a line item expense or as a percentage of contract revenue.

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

Goodwill

        The Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142) requires that we test goodwill, at least annually, for possible impairment. Accordingly, we complete our annual testing of goodwill as of the last day of the first month of our fourth fiscal quarter each year to determine whether there is impairment. In addition to our annual test, we regularly evaluate whether events and circumstances have occurred that may indicate a potential impairment of goodwill. We recognized impairment charges for fiscal year 2008 related to our Homeland Security Services reporting unit. Our Homeland Security Services reporting unit had no remaining goodwill following this impairment charge. We did not recognize any impairment charges in fiscal years 2007 and 2006.

        We test our goodwill for impairment at the level of our reporting units, which are components of our operating segments. The reporting units that have material amounts of goodwill are Willdan Energy Solutions, which is part of our engineering services segment, and Willdan Financial Services, which constitutes our public finance services segment. The process of testing goodwill for impairment involves the determination of the fair value of the applicable reporting units. To estimate the fair value of our reporting units, we have historically used an income approach based on a multiple of historical cash flows, management's estimates of future cash flows and other market data. In fiscal year 2008, we expanded our methodology to include a market approach based upon multiples of EBITDA earned by similar public companies. For our fiscal year 2008 annual impairment test, we weighted the income approach and the market approach at 80% and 20%, respectively. The income approach was given a higher weight because it has a more direct correlation to the specific economics of the reporting units than the market approach, which is based on multiples of companies that, although comparable, may not provide the same mix of services as our reporting units.

        Once the fair value is determined, we then compare the fair value of the reporting unit to its carrying value, including goodwill. If the fair value of the reporting unit is determined to be less than the carrying value, we perform an additional assessment to determine the extent of the impairment based on the implied fair value of goodwill compared with the carrying amount of the goodwill. In the event that the current implied fair value of the goodwill is less than the carrying value, an impairment charge is recognized.

        Inherent in such fair value determinations are significant judgments and estimates, including but not limited to assumptions about our future revenue, profitability and cash flows, our operational plans and our interpretation of current economic indicators and market valuations. To the extent these assumptions are incorrect or economic conditions that would impact the future operations of our reporting units change, our goodwill may be deemed to be impaired, and an impairment charge could result in a material adverse effect on our financial position or results of operation. For example, if we experienced a 10% decrease in the fair value of each of our reporting units that have goodwill from that determined during our 2008 annual impairment testing, we would require an impairment charge of approximately $0.3 million.

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

	Fiscal Year
	2008	2007	2006
Statement of Operations Data:
Contract revenue	100.0%	100.0%	100.0%

Direct costs of contract revenue (exclusive of depreciation and amortization shown separately below):
Salaries and wages	30.0	32.7	31.4
Subconsultant services	10.6	5.8	5.3
Other direct costs	4.1	2.0	1.9

Total direct costs of contract revenue	44.7	40.5	38.6

General and administrative expenses:
Salaries and wages, payroll taxes, employee benefits	33.4	31.8	33.3
Facilities and facility related	6.6	5.8	5.2
Stock-based compensation	0.3	0.3	—
Depreciation and amortization	2.7	2.2	2.0
Lease abandonment	1.0	—	—
Impairment of goodwill	0.2	—	—
Litigation accrual (reversal)	—	1.3	(1.3)
Other	15.0	14.9	13.2

Total general and administrative expenses	59.1	56.3	52.4

(Loss) income from operations	(3.8)	3.2	9.0

Other income (expense):
Interest income	0.4	0.9	0.2
Interest expense	—	0.6	(1.0)
Other, net	—	—	3.0

Total other income (expense), net	0.4	1.5	2.2

(Loss) income before income tax expense	(3.5)	4.7	11.2
Income tax (benefit) expense	(1.3)	2.0	2.6

Net (loss) income	(2.2)%	2.7%	8.6%

Fiscal Year 2008 Compared to Fiscal Year 2007

        Contract revenue.    Our contract revenue was $73.2 million for the fiscal year ended January 2, 2009, with $57.3 million attributable to the Engineering Services segment and $13.7 million attributable to the Public Finance Services segment. Our Homeland Security Services segment generated $2.2 million during this period. Consolidated contract revenue decreased $5.6 million, or 7.1%, from $78.8 million in the fiscal year ended December 28, 2007. This decrease was due primarily to a decrease of $7.1 million, or 11.0%, in contract revenue of the Engineering Service segment, offset by increases of $1.0 million, or 7.9%, and $0.5 million, or 29.4%, in contract revenue of the Public Finance Services and Homeland Security Services segments, respectively. Our revenue for fiscal year

2008 also includes $7.8 million of revenue since June 2008 from Willdan Energy Solutions, which we acquired in June 2008.

        Contract revenue of the Engineering Services segment has been significantly impacted by the decline in the California residential housing market and state and local government budget cuts. A source of revenue in our Engineering Services segment is fees assessed for building permits. Since the second half of fiscal 2007, we have experienced reductions in revenue from these fees because of the continuing slowdown in residential construction in the western United States. The $7.1 million decrease in contract revenue for the Engineering Services segment is net of $7.8 million of revenue recognized by Willdan Energy Solutions following our acquisition of Willdan Energy Solutions in June 2008. Our Public Finance Services business, specifically district administration projects, tends to run counter-cyclical to the residential housing market. Revenue in the Public Finance Services segment increased primarily due to increased district formation services to fund infrastructure projects as well as increased delinquency management services in our district administration services. Revenue in the Homeland Security Services segment has increased due to an increase in our emergency response training courses, particularly in Southern California. Additionally, our Homeland Security Services segment has expanded its service offerings beyond its traditional training services to include training exercises and management consulting services.

        Direct costs of contract revenue.    Direct costs of contract revenue was $32.7 million for the fiscal year ended January 2, 2009, with $27.8 million attributable to the Engineering Services segment and $3.7 million attributable to the Public Finance Services segment. The additional $1.2 million is attributable to direct costs of contract revenue for our Homeland Security Services segment. Direct costs of contract revenue increased $0.8 million, or 2.5%, from $31.9 million for the fiscal year ended December 28, 2007. Of this total increase, direct costs of contract revenue increased $0.1 million, or 0.3%, in the Engineering Services segment and $0.4 million, or 11.7%, in the Public Finance Services segment. The remaining $0.3 million increase was attributable to the Homeland Security Services segment. The increase in direct costs of contract revenue for our Engineering Services segment is primarily due to increased salary, subconsultant and other direct costs related to Willdan Energy Solutions which we acquired in June 2008, offset by decreases in direct salary costs across other areas of the segment. Increases in direct costs of contract revenue for our Public Finance Services and Homeland Security Services segments were primarily the result of the increased volume of activity that generated the increased contract revenue previously discussed for these operating segments. Direct costs of contract revenue as a percentage of contract revenue for the fiscal year ended January 2, 2009 increased to 44.7% from 40.5% for the fiscal year ended December 28, 2007, primarily because contract revenue in our Engineering Services segment decreased at a higher rate than the direct costs of contract revenue attributable to this segment.

        Within direct costs of contract revenue, salaries and wages decreased to 30.0% of contract revenue for the fiscal year ended January 2, 2009 from 32.7% for the fiscal year ended December 28, 2007. Comparing those same periods, subconsultant services increased to 10.6% of contract revenue from 5.8% of contract revenue. Subconsultant costs increased primarily due to our acquisition of Willdan Energy Solutions which utilizes a higher percentage of subconsultants than our other subsidiaries.

        General and administrative expenses.    General and administrative expenses decreased by $1.1 million, or 2.3%, to $43.2 million for the fiscal year ended January 2, 2009 from $44.3 million for the fiscal year ended December 28, 2007. The $1.1 million decrease in general and administrative expenses primarily relates to decreases in salaries and wages, payroll taxes and employee benefits and other general and administrative expenses. The reduction in employee related costs primarily resulted from reductions in headcount and cost control measures. The reduction in other general and administrative expenses related to cost control measures and reductions in professional service costs primarily related to the legal costs incurred during fiscal year 2007 for the settlement of the West Hollywood litigation and lower professional fees during fiscal year 2008 as compared to fiscal year 2007 primarily because we had to comply with Section 404 of the Sarbanes-Oxley Act for the first time in fiscal year 2007. The decreases in general and administrative expenses were partially offset by increases of $0.3 million in amortization of acquired intangibles related to Willdan Energy Solutions, $0.7 million of lease abandonment costs and $0.1 million of goodwill impairments. Fiscal year 2007 general and administrative expenses also included a $1.0 million litigation accrual for the West Hollywood litigation.

        Lease abandonment expense includes future rental obligations and other costs associated with leased space that is no longer utilized by us or sublease tenants.

        As discussed above under "—Components of Income and Expense—Direct Costs of Contract Revenue," we do not allocate that portion of salaries and wages not related to time spent directly generating revenue to direct costs of contract revenue.

        (Loss) income from operations.    As a result of the above factors, loss from operations was $2.8 million for the fiscal year ended January 2, 2009 as compared to income from operations of $2.5 million for the fiscal year ended December 28, 2007. (Loss) income from operations as a percentage of contract revenue decreased to (3.8)% for the fiscal year ended January 2, 2009, from 3.2% for the fiscal year ended December 28, 2007.

        Other income (expense).    Other income, net, decreased by $0.9 million, or 77.3%, to $0.3 million in the fiscal year ended January 2, 2009 from $1.2 million of income in the fiscal year ended December 28, 2007. This was due primarily to (i) a decrease in interest income of $0.4 million resulting primarily from a reduction in average invested balances due to the purchase of Willdan Energy Solutions, and (ii) an increase in interest expense of $0.5 million related primarily to the inclusion in fiscal year 2007 of a reversal of $0.6 million of accrued interest related to the West Hollywood litigation that was settled without payment of interest.

        Income tax (benefit) expense.    Income tax benefit was $0.9 million for the fiscal year ended January 2, 2009, as compared to income tax expense of $1.5 million for the fiscal year ended December 28, 2007.

        Net (loss) income.    As a result of the above factors, our net loss was $1.6 million for the fiscal year ended January 2, 2009, compared to net income of $2.1 million for the fiscal year ended December 28, 2007.

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

        Direct costs of contract revenue.    Direct costs of contract revenue was $31.9 million for the fiscal year ended December 28, 2007, with $27.7 million attributable to the Engineering Services segment and $3.4 million attributable to the Public Finance Services segment. The additional $0.8 million is attributable to direct costs of contract revenue for our Homeland Security Services segment. Direct costs of contract revenue increased $1.7 million, or 5.6%, from $30.3 million for the fiscal year ended December 29, 2006. Of this total increase, direct costs of contract revenue increased $0.8 million, or 2.6%, in the Engineering Services segment and $0.6 million, or 21.4%, in the Public Finance Services segment. The remaining $0.3 million increase was attributable to the Homeland Security Services segment. Direct costs of contract revenue as a percentage of contract revenue for the fiscal year ended December 28, 2007 increased to 40.5% from 38.6% for the fiscal year ended December 29, 2006, primarily because our direct costs of contract revenue increased without a corresponding increase in our revenue. This is due in part to higher levels of non-salaries and wages costs which are passed through to clients at a lower mark-up than salaries and wages.

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

        As discussed above under "—Components of Income and Expense—Direct Costs of Contract Revenue," we do not allocate that portion of salaries and wages not related to time spent directly generating revenue to direct costs of contract revenue.

        Income from operations.    As a result of the above factors, income from operations was $2.5 million for the fiscal year ended December 28, 2007 as compared to $7.0 million for the fiscal year ended December 29, 2006. Income from operations as a percentage of contract revenue, decreased to 3.2% in the fiscal year ended December 28, 2007 from 9.0% in the prior year period.

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

        Net income.    As a result of the above factors, our net income was $2.1 million for the fiscal year ended December 28, 2007, compared to net income of $6.7 million for the fiscal year ended December 29, 2006.

Liquidity and Capital Resources

        As of January 2, 2009, we had $8.1 million of cash and cash equivalents. Our primary sources of liquidity are cash generated from operations and borrowings under our revolving line of credit. We believe that our cash on hand, cash generated by operating activities and funds available under our credit facility will be sufficient to finance our operating activities for at least the next 12 months.

  Cash Flows from Operating Activities

        Cash flows provided by operating activities were $3.5 million for fiscal year 2008 compared to cash flows used in operating activities of $0.3 million for fiscal year 2007 and cash flows provided by operating activities of $6.3 million for fiscal year 2006. The cash flows provided by operating activities in fiscal year 2008 were comparatively higher than in fiscal year 2007 due primarily to increased collection of accounts receivable and the payment of accrued liabilities related to the West Hollywood litigation accrued in fiscal year 2007, net of amounts paid for by our insurance company. These increases were partially offset by decreases related to the net loss incurred in fiscal year 2008 compared to net income earned in fiscal year 2007. In the 2006 period, net cash provided by operating activities included $2.3 million of life insurance proceeds received as a result of the death of our former chief executive officer in May 2006.

  Cash Flows from Investing Activities

        Cash flows used in investing activities were $9.5 million for fiscal year 2008 compared to $1.9 million for fiscal year 2007 and $2.9 million for fiscal year 2006. The increase in cash used in investing activities for fiscal year 2008 over fiscal year 2007 resulted primarily from $10.2 million used by the acquisition of Willdan Energy Solutions, partially offset by cash provided by net sales of liquid investments. The decrease of cash used in investing activities for fiscal year 2007 over fiscal year 2006 resulted primarily from the decrease in expenditures for equipment and leasehold improvements, partially offset by an increase of net purchases of liquid investments. Fiscal year 2006 included higher than historical levels of equipment and leasehold improvements purchases due to the establishment of new office locations and the relocation of existing office facilities, including our corporate offices.

  Cash Flows from Financing Activities

        Cash flows used in financing activities were $1.4 million for fiscal year 2008 compared to cash flows used in financing activities of $2.9 million for fiscal year 2007 and cash flows provided by financing activities $14.2 million for fiscal year 2006. The decrease of cash used in financing activities for fiscal year 2008 over fiscal year 2007 resulted primarily from the fiscal year 2007 payment of $3.2 million in distributions to holders of our redeemable common stock, partially offset by an increase in net payments of notes payable of $1.1 million. The fiscal year 2007 distribution was our final S corporation distribution to our stockholders and we used the proceeds from our initial public offering to pay this amount. We will not make a similar distribution in the future because we can no longer elect to be treated as an S corporation. The net change between fiscal years 2007 and 2006 for cash from financing activities is $17.2 million, which is primarily the result of net proceeds of $20.4 million received in fiscal 2006 from the sale of stock in our initial public offering and the exercise of the overallotment option, partially offset by a decrease of $2.3 million in distributions paid to holders of our redeemable common stock.

  Outstanding Indebtedness

        We currently have a revolving line of credit with Wells Fargo Bank, National Association ("Wells Fargo"), which was amended on March 30, 2009. We have also financed, from time to time, insurance premiums by entering into unsecured notes payable with insurance companies. During our annual insurance renewals in the fourth quarter of our fiscal year ended January 2, 2009, we elected not to finance our insurance premiums for the upcoming fiscal year.

        Under the terms of our credit agreement with Wells Fargo, we can borrow up to $5.0 million from time to time (as may be limited by the covenants in the credit agreement as discussed below) up to and until January 1, 2010. Loans made under the revolving line of credit will accrue interest at either (i) the floating rate equal to the prime rate in effect from time to time or (ii) the fixed rate of 1.75% above LIBOR, at our election. For prime rate loans, the interest rate will be adjusted when each prime rate change by the bank is announced and becomes effective. There were no outstanding borrowings under this agreement as of January 2, 2009.

        Borrowings under the credit agreement are secured by all of our accounts receivable and other rights to payment, general intangibles, inventory and equipment, including those of our subsidiaries. In addition, borrowings under the credit agreement are secured by investment property we hold in a securities account at Wells Fargo that must at all times have a collateral value of at least $5.0 million. Each of our subsidiaries (except Public Agency Resources and Willdan Resource Solutions) has signed an unconditional guaranty of our obligations under the agreements.

        The credit agreement contains customary representations and affirmative covenants, including a covenant to maintain a tangible net worth of at least $18.0 million at all times. Tangible net worth is defined in the credit agreement as stockholders' equity less intangible assets and loans or advances to, or investments in, any related entities or individuals. As of January 2, 2009, our tangible net worth as defined under our credit agreement was $21.8 million(1).

(1)
At January 2, 2009, we were required to maintain a tangible net worth of at least $20.0 million. The covenant was amended on March 30, 2009 and we are currently required to maintain a tangible net worth of at least $18.0 million. Tangible net worth is a supplemental measure used in our credit agreement. If we do not maintain tangible net worth of at least $18.0 million, Wells Fargo could choose to accelerate any loans then outstanding under the facility or refuse to make additional loans to us under the facility. Management therefore believes that presentation of tangible net worth as defined in the credit agreement is useful to investors because it helps them understand how our tangible net worth compares to the financial covenant contained in our credit agreement and whether we are close to violating such covenant. Management also reviews tangible net worth to ensure it will continue to have access to its financing sources. Tangible net worth is defined in the credit agreement as the "aggregate of total stockholders' equity less any intangible assets and less any loans or advances to, or investments in, any related entities or individuals." This definition of tangible net worth may differ from those of many companies reporting similarly named measures. This measure should be considered in addition to, and not as a substitute for or superior to, other measures of financial performance prepared in accordance with U.S. generally accepted accounting principles, or GAAP, such as stockholders' equity. Tangible net worth is not a recognized term under GAAP and does not purport to be an alternative to stockholders' equity as an indicator of net worth or any other GAAP measure.

        The following is a reconciliation of stockholders' equity to tangible net worth:

Year Ended January 2, 2009
Stockholders' equity	$34,336,000
Goodwill and other intangibles, net	(12,512,000)
Related party loans, advances or investments	—

Tangible net worth	$21,824,000

        Prior to the amendment of the credit agreement in March 2009, the credit agreement contained additional financial covenants, including minimum net income and maximum net loss covenants. As discussed above in "—Recent Developments," we breached our minimum net income covenant for the quarter ended September 26, 2008 and, in exchange for Wells Fargo's waiver of this breach, we amended our credit agreement in December 2008 to reduce the amount available under the facility from $10.0 million to $5.0 million and to revise the financial covenants under the facility. We also breached our maximum net loss covenant for the year ended January 2, 2009 by sustaining net losses before taxes greater than $1.0 million. In March 2009, Wells Fargo waived this breach and eliminated or modified certain financial covenants in the credit agreement in exchange for increased pricing and additional collateral being provided.

        The credit agreement also includes customary negative covenants, including a covenant that prohibits the incurrence of additional indebtedness by us or our subsidiaries other than purchase money indebtedness not to exceed $2.0 million and indebtedness existing on the date of the credit agreement, and a covenant that prohibits payment of dividends on our stock and redemptions, repurchases or other acquisitions of our stock; provided that we can repurchase stock with an aggregate fair market value up to $5.0 million in any calendar year. In addition, the credit agreement includes customary events of default for a credit facility. Upon a default, the interest rate will be increased by a default rate margin of 4.0%. Upon the occurrence of an event of default under the credit agreement, including a breach of any of the covenants discussed above, Wells Fargo has the option to make any loans then outstanding under the credit agreement immediately due and payable and is no longer obligated to extend further credit to us under the credit agreement.

  Contractual obligations

        We have certain cash obligations and other commitments which will impact our short- and long-term liquidity. At January 2, 2009, such obligations and commitments consisted of long-term debt, operating leases and capital leases. The following table sets forth our contractual obligations as of January 2, 2009:

Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Long term debt(1)	$1,070,000	$1,053,000	$17,000	$—	$—
Operating leases	14,596,000	4,043,000	6,580,000	3,246,000	727,000
Capital leases	444,000	240,000	197,000	7,000	—

Total contractual cash obligations	$16,110,000	$5,336,000	$6,794,000	$3,253,000	$727,000

(1)
Long-term debt includes principal and interest payments under our debt agreements assuming no additional borrowings or principal payments and includes purchase price payable of $1,000,000 related to our purchase of Willdan Energy Solutions.

New Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, "Fair Value Measurements" (SFAS 157) which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. We adopted SFAS 157 on the first day of fiscal year 2008 and the adoption did not have a material effect on our financial statements and disclosures.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115" (SFAS 159). SFAS 159 provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company that adopts SFAS 159 will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The provisions of SFAS 159 are elective, and through January 2, 2009, we had not elected to adopt SFAS 159 for any of our financial assets and liabilities.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" (SFAS 141R). SFAS 141R establishes the principles and requirements for how an acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R makes significant changes to existing accounting practices for acquisitions. Under SFAS 141R, adjustments to the acquired entity's deferred tax assets and uncertain tax position balances occurring outside the measurement period are recorded as a component of the income tax expense, rather than goodwill, which nullifies EITF 93-7, Uncertainties Related to Income Taxes in a Purchase Business Combination, (EITF 93-7). This requirement applies to all business combinations regardless of consummation date. SFAS 141R applies prospectively to business combinations, for which the acquisition date is on or after the beginning of the first annual reporting period on or after December 15, 2008, except for the transition provisions of EITF 93-7. We adopted SFAS 141R on January 3, 2009 and this had no effect on our financial statements. We will reevaluate the impact, if any, that SFAS 141R will have on future business combinations.

        In April 2008, the FASB issued FSP 142-3, "Determination of the Useful Life of Intangible Assets" (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP 142-3 will be effective for fiscal years beginning after December 15, 2008. We are currently assessing the effect of FSP 142-3 on our consolidated financial statements.

        In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" (SFAS 162), which identifies the sources of accounting principles and provides a framework, or hierarchy, for selecting the principles to be used in preparing U.S. GAAP financial statements for nongovernmental entities. SFAS 162, effective November 15, 2008, makes the hierarchy explicitly and directly applicable to preparers of financial statements. This recognizes the preparers' responsibilities for selecting the accounting principles for their financial statements. We do not believe that the adoption of SFAS 162 will have a material effect on our consolidated financial statements.

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

        As a result of our initial public offering, we had cash and cash equivalents of $8.1 million as of January 2, 2009. This amount includes $0.4 million invested in the Wells Fargo Stage Coach Sweep Investment Account, $6.0 million invested in the Wells Fargo Money Market Mutual Fund and $0.6 million invested in the Wells Fargo Advantage Heritage Fund. Although these investments are subject to variable interest rates, we do not believe we are subject to significant market risk for these short-term investments.

        We do not engage in trading activities and do not participate in foreign currency transactions or utilize derivative financial instruments. Additionally, as of January 2, 2009, we did not have any outstanding debt under our revolving credit facility that bears interest at variable or fixed rates.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements and related financial information, as listed under Item 15, appear in a separate section of this annual report beginning on page F-1.

Index to Consolidated Financial Statements

Page
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of January 2, 2009 and December 28, 2007	F-2
Consolidated Statements of Operations for each of the fiscal years in the three-year period ended January 2, 2009	F-3
Consolidated Statements of Redeemable Common Stock and Stockholders' Equity for each of the fiscal years in the three-year period ended January 2, 2009	F-4
Consolidated Statements of Cash Flows for each of the fiscal years in the three-year period ended January 2, 2009	F-5
Notes to Consolidated Financial Statements	F-6

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        There were no changes in and/or disagreements with accountants on accounting and financial disclosure during the year ended January 2, 2009.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures defined in Rule 13a-15(e) under the Exchange Act, as controls and other procedures that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer, Thomas Brisbin, and our Chief Financial Officer, Kimberly Gant, as appropriate to allow timely decisions regarding required disclosure.

        In connection with the preparation of this Annual Report, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 2, 2009.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Our management assessed the effectiveness of our internal control over financial reporting as of January 2, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Our management has concluded that, as of January 2, 2009, our internal control over financial reporting was effective based on these criteria.

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

Changes in Internal Controls

        Based on our evaluation carried out in accordance with SEC Rule 15d-15(b) under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we concluded that there were no changes during the fourth fiscal quarter of 2008 of our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this item is incorporated by reference to Willdan Group, Inc.'s Proxy Statement for its 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the Company's 2008 fiscal year.

        We have posted our Code of Ethical Conduct on our website, www.willdan.com, under the heading "Investors—Corporate Governance." The Code of Ethical Conduct applies to our Chief Executive Officer and Chief Financial Officer. Upon request, we will provide any person with a copy of the Code of Ethical Conduct. See "Item 1. Business—Available Information."

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this item is incorporated by reference to Willdan Group, Inc.'s Proxy Statement for its 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the Company's 2008 fiscal year.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

        The information required by this item is incorporated by reference to Willdan Group, Inc.'s Proxy Statement for its 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the Company's 2008 fiscal year.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is incorporated by reference to Willdan Group, Inc.'s Proxy Statement for its 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the Company's 2008 fiscal year.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item is incorporated by reference to Willdan Group, Inc.'s Proxy Statement for its 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the Company's 2008 fiscal year.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

  (a)
  The following documents are filed as part of this report:

  1.
  Financial Statements

        The following financial statements of Willdan Group, Inc. and report of independent auditors are included in Item 8 of this annual report and submitted in a separate section beginning on page F-1:

Page
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of January 2, 2009 and December 28, 2007	F-2
Consolidated Statements of Operations for each of the fiscal years in the three-year period ended January 2, 2009	F-3
Consolidated Statements of Redeemable Common Stock and Stockholders' Equity for each of the fiscal years in the three-year period ended January 2, 2009	F-4
Consolidated Statements of Cash Flows for each of the fiscal years in the three-year period ended January 2, 2009	F-5
Notes to Consolidated Financial Statements	F-6
    2.
    Financial Statements Schedules

        All required schedules are omitted because they are not applicable or the required information is shown in the financial statements or the accompanying notes.

    3.
    Exhibits

        The exhibits filed as part of this annual report are listed in Item 15(b).

  (b)
  Exhibits.

        The following exhibits are filed as a part of this report:

Exhibit Number	Exhibit Description
2.1	Stock Purchase Agreement, dated as of June 9, 2008, by and among Willdan Group, Inc., Intergy Corporation and the Stockholders of Intergy Corporation(1)
3.1	Articles of Incorporation of Willdan Group, Inc., including amendments thereto(2)
3.2	Bylaws of Willdan Group, Inc.(2)
4.1	Specimen Stock Certificate for shares of the Registrant's Common Stock(2)
4.2
The Company agrees to furnish to the Securities and Exchange Commission upon request a copy of each instrument with respect to issues of long-term debt of Willdan Group, Inc. and its subsidiaries, the authorized principal amount of which does not exceed 10% of the consolidated assets of Willdan Group, Inc. and its subsidiaries.
10.1	Credit Agreement, dated December 28, 2007, between Willdan Group, Inc. and Wells Fargo Bank, National Association, relating to the Revolving Line of Credit Note in 10.6(3)
10.2	First Amendment to Credit Agreement, dated May 8, 2008, between Willdan Group, Inc. and Wells Fargo Bank, National Association(4)
10.3	Second Amendment to Credit Agreement, dated June 9, 2008, between Willdan Group, Inc. and Wells Fargo Bank, National Association(4)

Exhibit Number		Exhibit Description
10.4		Third Amendment to Credit Agreement, entered into on December 19, 2008, between Willdan Group, Inc. and Wells Fargo Bank, National Association(5)
10.5		Fourth Amendment to Credit Agreement, entered into on March 30, 2009, between Willdan Group, Inc. and Wells Fargo Bank, National Association*
10.6		Revolving Line of Credit Note for $5,000,000, dated March 30, 2009, by Willdan Group, Inc. in favor of Wells Fargo Bank, National Association*
10.7		Security Agreement: Equipment, dated December 28, 2007, between Willdan Group, Inc. and Wells Fargo Bank, National Association, relating to the Revolving Line of Credit Note in 10.6(3)
10.8
Continuing Security Agreement: Rights to Payment and Inventory, dated December 28, 2007, between Willdan Group, Inc. and Wells Fargo Bank, National Association, relating to the Revolving Line of Credit Note in 10.6(3)
10.9		Security Agreement: Securities Account, dated March 30, 2009, between Willdan Group, Inc. and Wells Fargo Bank, National Association, relating to the Revolving Line of Credit Note in 10.6*
10.10	†	Willdan Group, Inc. 2006 Stock Incentive Plan(2)
10.11	†	Form of Incentive Stock Option Agreement(2)
10.12	†	Form of Non-Qualified Stock Option Agreement(2)
10.13	†	Amended and Restated Willdan Group, Inc. 2006 Employee Stock Purchase Plan(6)
10.14	†	Willdan Group, Inc. 2008 Performance Incentive Plan(7)
10.15	†	Form of Indemnification Agreement between Willdan Group, Inc. and its Directors and Officers(2)
10.16
Office Lease by and between Spectrum Waples Street, LLC, a California limited liability company, Spectrum Lambert Plaza, LLC, a California limited liability company and The Willdan Group of Companies dated October 15, 2004 for the principal office located at 2401 East Katella Avenue, Anaheim, California(2)
10.17		First Amendment to Lease by and between 2401 Katella, LLC and The Willdan Group of Companies, dated February 27, 2006 for the principal office located at 2401 Katella Avenue, Anaheim, California(2)
10.18		Second Amendment to Lease by and between 2401 Katella, LLC and The Willdan Group of Companies dated March 6, 2006 for the principal office located at 2401 Katella Avenue, Anaheim, California(2)
10.19		Warrant Agreement between Willdan Group, Inc. and Wedbush Morgan Securities Inc.(2)
10.20	†	Indemnification Agreement between Willdan Group, Inc. and Linda Heil(2)
10.21	†	Employment Agreement between Willdan Group, Inc. and Thomas D. Brisbin dated April 2, 2007(8)
10.22	†	Employment Agreement between Willdan Group, Inc. and Kimberly D. Gant dated July 23, 2007(9)
10.23	†	Offer Letter from Willdan Group, Inc. to Daniel Chow dated October 29, 2008 and accepted November 9, 2008(10)

Exhibit Number	Exhibit Description
14.1	Code of Ethical Conduct of Willdan Group, Inc.(6)
21.1	Subsidiaries of Willdan Group, Inc.*
23.1	Consent of Independent Registered Public Accounting Firm*
24.1	Power of Attorney (included on signature page hereto)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002*

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

(3)
Incorporated by reference to Willdan Group, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 2, 2008.

(4)
Incorporated by reference to Willdan Group, Inc.'s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 11, 2008.

(5)
Incorporated by reference to Willdan Group, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 23, 2008.

(6)
Incorporated by reference to Willdan Group, Inc.'s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 27, 2007.

(7)
Incorporated by reference to Exhibit I to Willdan Group, Inc.'s Proxy Statement, filed with the Securities and Exchange Commission on April 25, 2008.

(8)
Incorporated by reference to Willdan Group, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 3, 2007.

(9)
Incorporated by reference to Willdan Group, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 26, 2007.

(10)
Incorporated by reference to Willdan Group, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 17, 2008.

SIGNATURES AND CERTIFICATIONS

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Anaheim, State of California, on April 2, 2009.

WILLDAN GROUP, INC.
/s/ KIMBERLY D. GANT Kimberly D. Gant Chief Financial Officer and Senior Vice President Date: April 2, 2009

        KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Kimberly D. Gant his/her attorney-in-fact, with the power of substitution, for him/her in any and all capacities, to sign any amendments to this Report on Form 10-K and to file the same, with Exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or substitute or substitutes may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS D. BRISBIN Thomas D. Brisbin	Director, President and Chief Executive Officer	April 2, 2009
/s/ KIMBERLY D. GANT Kimberly D. Gant	Chief Financial Officer and Senior Vice President	April 2, 2009
/s/ WIN WESTFALL Win Westfall	Director	April 2, 2009
/s/ LINDA L. HEIL Linda L. Heil	Director	April 2, 2009
/s/ W. TRACY LENOCKER W. Tracy Lenocker	Director	April 2, 2009
/s/ KEITH W. RENKEN Keith W. Renken	Director	April 2, 2009

Signature	Title	Date

/s/ WAYNE SHELTON Wayne Shelton	Director	April 2, 2009
/s/ JOHN M. TOUPS John M. Toups	Director	April 2, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Willdan Group, Inc.

        We have audited the accompanying consolidated balance sheets of Willdan Group, Inc. and subsidiaries as of January 2, 2009 and December 28, 2007, and the related consolidated statements of operations, redeemable common stock and stockholders' equity, and cash flows for each of the fiscal years in the three-year period ended January 2, 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Willdan Group, Inc. and subsidiaries as of January 2, 2009 and December 28, 2007, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended January 2, 2009, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

March 31, 2009
Los Angeles, California

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	January 2, 2009	December 28, 2007
Assets
Current assets:
Cash and cash equivalents	$8,144,000	$15,511,000
Liquid investments	—	1,300,000

Cash, cash equivalents and liquid investments	8,144,000	16,811,000

Accounts receivable, net of allowance for doubtful accounts of $662,000 and $372,000 at January 2, 2009 and December 28, 2007, respectively	12,862,000	15,090,000
Costs and estimated earnings in excess of billings on uncompleted contracts	8,281,000	7,336,000
Income tax receivable	956,000	—
Other receivables	48,000	157,000
Prepaid expenses and other current assets	1,784,000	2,067,000

Total current assets	32,075,000	41,461,000
Equipment and leasehold improvements, net	2,377,000	3,354,000
Goodwill	11,145,000	2,911,000
Other intangible assets, net	1,367,000	85,000
Other assets	373,000	415,000
Deferred income taxes, net of current portion	233,000	—

Total assets	$47,570,000	$48,226,000

Liabilities and Stockholders' Equity
Current liabilities:
Excess of outstanding checks over bank balance	$448,000	$633,000
Accounts payable	2,111,000	1,136,000
Purchase price payable	1,000,000	—
Accrued liabilities	5,253,000	5,314,000
Billings in excess of costs and estimated earnings on uncompleted contracts	704,000	941,000
Current portion of notes payable	52,000	1,088,000
Current portion of capital lease obligations	168,000	176,000
Current portion of deferred income taxes	2,519,000	2,002,000

Total current liabilities	12,255,000	11,290,000
Notes payable, less current portion	17,000	—
Capital lease obligations, less current portion	157,000	283,000
Deferred lease obligations	805,000	606,000
Deferred income taxes, net of current portion	—	395,000

Total liabilities	13,234,000	12,574,000

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized; 7,164,000 and 7,150,000 shares issued and outstanding at January 2, 2009 and December 28, 2007, respectively	72,000	71,000
Additional paid-in capital	33,084,000	32,796,000
Retained earnings	1,180,000	2,785,000

Total stockholders' equity	34,336,000	35,652,000

Total liabilities and stockholders' equity	$47,570,000	$48,226,000

See accompanying notes to consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year
	2008	2007	2006
Contract revenue	$73,190,000	$78,798,000	$78,339,000

Direct costs of contract revenue (exclusive of depreciation and amortization shown separately below):
Salaries and wages	21,991,000	25,769,000	24,602,000
Subconsultant services	7,750,000	4,600,000	4,168,000
Other direct costs	2,973,000	1,568,000	1,496,000

Total direct costs of contract revenue	32,714,000	31,937,000	30,266,000

Gross profit	40,476,000	46,861,000	48,073,000

General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	24,439,000	25,061,000	26,051,000
Facilities and facility related	4,803,000	4,546,000	4,046,000
Stock-based compensation	214,000	209,000	38,000
Depreciation and amortization	1,978,000	1,747,000	1,584,000
Lease abandonment	742,000	—	—
Impairment of goodwill	148,000	—	—
Litigation accrual (reversal)	—	1,049,000	(1,049,000)
Other	10,952,000	11,727,000	10,359,000

Total general and administrative expenses	43,276,000	44,339,000	41,029,000

(Loss) income from operations	(2,800,000)	2,522,000	7,044,000

Other (expense) income:
Interest income	313,000	693,000	135,000
Interest expense	(33,000)	499,000	(773,000)
Other, net	(15,000)	(27,000)	2,335,000

Total other income, net	265,000	1,165,000	1,697,000

(Loss) income before income tax expense	(2,535,000)	3,687,000	8,741,000
Income tax (benefit) expense	(930,000)	1,543,000	2,021,000

Net (loss) income	$(1,605,000)	$2,144,000	$6,720,000

(Loss) earnings per share:
Basic and diluted	$(0.22)	$0.30	$1.37

Weighted-average shares outstanding:
Basic	7,159,000	7,149,000	4,900,000
Diluted	7,160,000	7,150,000	4,900,000
Pro Forma Data (unaudited):
Pro forma provision for income taxes			$2,596,000
Pro forma net income (loss)			$6,145,000
Pro forma earnings per common share, basic and diluted			$1.25

See accompanying notes to consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF REDEEMABLE COMMON STOCK
AND STOCKHOLDERS' EQUITY

	Common Stock
			Additional Paid-in Capital	Receivable from Stockholders	Retained Earnings
	Shares	Amount				Total
Balances for redeemable common stock at December 30, 2005	4,708,000	11,141,000	—	(38,000)	3,557,000	14,660,000
Shares of redeemable common issued in connection with buy/sell stock plan	5,000	18,000	—	—	—	18,000
Receipt of stockholder receivable	—	—	—	38,000	—	38,000
Reclassification from common stock to additional paid-in capital	—	(11,112,000)	11,112,000	—	—	—
Decrease in the difference between the aggregate redemption amount and the carrying amount for redeemable common stock	—	—	(264,000)	—	264,000	—
Distributions to holders of redeemable common stock	—	—	—	—	(8,634,000)	(8,634,000)
Reclassification of remaining undistributed retained earnings upon conversion from S Corporation to C Corporation	—	—	1,266,000	—	(1,266,000)	—
Shares of common stock issued in connection with initial public offering, net of offering costs	2,435,000	24,000	20,400,000	—	—	20,424,000
Stock-based compensation	—	—	38,000	—	—	38,000
Net income	—	—	—	—	6,720,000	6,720,000

Balances for stockholders' equity at December 29, 2006	7,148,000	71,000	32,552,000	—	641,000	33,264,000
Shares of common stock issued in connection with employee stock purchase plan	2,000	—	25,000	—	—	25,000
Reduction of offering costs in connection with initial public offering	—	—	10,000	—	—	10,000
Stock-based compensation	—	—	209,000	—	—	209,000
Net income	—	—	—	—	2,144,000	2,144,000

Balances for stockholders' equity at December 28, 2007	7,150,000	71,000	32,796,000	—	2,785,000	35,652,000
Shares of common stock issued in connection with employee stock purchase plan	14,000	1,000	74,000	—	—	75,000
Stock-based compensation	—	—	214,000	—	—	214,000
Net loss	—	—	—	—	(1,605,000)	(1,605,000)

Balances for stockholders' equity at January 2, 2009	7,164,000	$72,000	$33,084,000	$—	$1,180,000	$34,336,000

See accompanying notes to consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year
	2008	2007	2006
Cash flows from operating activities:
Net (loss) income	$(1,605,000)	$2,144,000	$6,720,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,978,000	1,755,000	1,584,000
Goodwill impairment	148,000	—	—
Lease abandonment expense	742,000	—	—
Loss (gain) on sale of equipment	17,000	28,000	(13,000)
Allowance for doubtful accounts	585,000	212,000	481,000
Stock-based compensation	214,000	209,000	38,000
Changes in operating assets and liabilities:
Accounts receivable	3,266,000	(1,032,000)	(3,071,000)
Costs and estimated earnings in excess of billings on uncompleted contracts	187,000	624,000	(731,000)
Income tax receivable	(956,000)	—	—
Other receivables	53,000	4,348,000	(1,090,000)
Prepaid expenses and other current assets	292,000	(209,000)	(535,000)
Other assets	50,000	69,000	(8,000)
Accounts payable	(186,000)	(134,000)	226,000
Accrued liabilities	(831,000)	(8,792,000)	1,026,000
Billings in excess of costs and estimated earnings on uncompleted contracts	(236,000)	(281,000)	(134,000)
Deferred income taxes	(112,000)	737,000	1,602,000
Deferred lease obligations	(60,000)	59,000	178,000

Net cash provided by (used in) operating activities	3,546,000	(263,000)	6,273,000

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(552,000)	(654,000)	(2,822,000)
Proceeds from sale of equipment	49,000	35,000	5,000
Purchase of other assets	(75,000)	—	(100,000)
Payments for business acquisitions, net of cash acquired	(10,236,000)	—	—
Purchase of liquid investments	(7,100,000)	(22,800,000)	—
Proceeds from sale of liquid investments	8,400,000	21,500,000	—

Net cash used in investing activities	(9,514,000)	(1,919,000)	(2,917,000)

Cash flows from financing activities:
Changes in excess of outstanding checks over bank balance	(185,000)	376,000	(115,000)
Payments on notes payable	(1,119,000)	(1,210,000)	(1,482,000)
Proceeds from notes payable	—	1,184,000	973,000
Borrowings under line of credit	—	418,000	11,700,000
Repayments of line of credit	—	(418,000)	(11,700,000)
Principal payments on capital leases	(170,000)	(175,000)	(158,000)
Payments on liabilities to stockholders	—	—	(3,000)
Proceeds from stockholder receivables	—	—	38,000
Proceeds from issuance of redeemable common stock	—	—	18,000
Proceeds from issuance of common stock in the initial public offering	—	—	22,646,000
Proceeds from sales of common stock under employee stock purchase plan	75,000	25,000	—
Distributions to holders of redeemable common stock	—	(3,150,000)	(5,484,000)
Refund (payment) of offering costs	—	10,000	(2,222,000)

Net cash (used in) provided by financing activities	(1,399,000)	(2,940,000)	14,211,000

Net (decrease) increase in cash and cash equivalents	(7,367,000)	(5,122,000)	17,567,000
Cash and cash equivalents at beginning of the year	15,511,000	20,633,000	3,066,000

Cash and cash equivalents at end of the year	$8,144,000	$15,511,000	$20,633,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$34,000	$84,000	$143,000
Income taxes	853,000	902,000	72,000
Supplemental disclosures of noncash investing and financing activities:
Equipment acquired under capital leases	$42,000	$147,000	$386,000
Note payable issued in connection with acquisition of assets	100,000	—	150,000
Purchase price payable	1,000,000	—	—
Accrued final distributions to holders of redeemable common stock	—	—	3,150,000

See accompanying notes to consolidated financial statements

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years 2008, 2007 and 2006

1. ORGANIZATION AND OPERATIONS OF THE COMPANY

  Nature of Business

        Willdan Group, Inc. and subsidiaries ("Willdan Group" or the "Company") is a provider of outsourced services to small and mid-sized public agencies in California and other western states. Outsourcing enables these agencies to provide a wide range of specialized services without having to incur and maintain the overhead necessary to develop staffing in-house. The Company provides a broad range of services to public agencies and, to a lesser extent, private industry, including civil engineering, building and safety services, geotechnical engineering, environmental engineering and environmental services, financial and economic consulting, energy efficiency, sustainability, water conservation, renewable energy, disaster preparedness, public safety consulting, management consulting and homeland security. Clients primarily consist of cities, counties, redevelopment agencies, water districts, school districts and universities, state agencies, federal agencies, a variety of other special districts and agencies, private industry and tribal governments.

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

        Effective as of the completion of the IPO, the Company's book value stock purchase plan for Willdan Group's redeemable common stock was terminated and all of the outstanding shares of Willdan Group's common stock previously subject to the terms of this plan were no longer redeemable by Willdan Group. This resulted in a reclassification of the Company's equity to permanent equity as of the completion of the IPO.

        Prior to completion of the IPO, Willdan Group was owned by its employees, board members and a service provider. With the consent of its stockholders, Willdan Group had elected to be treated as an

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2008, 2007 and 2006

1. ORGANIZATION AND OPERATIONS OF THE COMPANY (Continued)

S Corporation for purposes of federal and state income taxes. Effective as of the first day of trading of Willdan Group's common stock, November 21, 2006, the S Corporation status terminated and thereafter the Company has been subject to federal and state income taxes as a C Corporation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

        The consolidated financial statements include the accounts of Willdan Group Inc. and its wholly owned subsidiaries, Willdan Engineering, Willdan Financial Services, Willdan Geotechnical, Willdan Homeland Solutions, Willdan Energy Solutions, Willdan Resource Solutions and Public Agency Resources. Willdan Energy Solutions is included as of June 9, 2008, the date of its acquisition. All significant intercompany balances and transactions have been eliminated in consolidation.

  Fiscal Years

        The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to December 31. Fiscal year 2008 contained 53 weeks. Fiscal years 2007 and 2006 contained 52 weeks. All references to years in the notes to consolidated financial statements represent fiscal years.

  Cash, Cash Equivalents and Liquid Investments

        All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. Cash and cash equivalents include money market funds and various deposit accounts. Outstanding checks in excess of cash on deposit have been classified as current liabilities.

        As of January 2, 2009, the Company had cash and cash equivalents of $8.1 million. Of this amount, $0.4 million was invested in the Wells Fargo Stage Coach Sweep Investment Account, $6.0 million was invested in the Wells Fargo Money Market Mutual Fund and $0.6 million was invested in the Wells Fargo Advantage Heritage Fund. The balance of $1.1 million represents cash on hand in business checking accounts.

        As of December 28, 2007, cash equivalents included $0.5 million invested in the Orange County Business Bank Money Market Fund and $14.2 million invested in Lehman Brothers National Muni Money Fund Reserve Class. The $1.3 million in liquid investments was invested in various auction rate securities.

        The Company from time to time may be exposed to credit risk with its bank deposits in excess of the FDIC insurance limits and with uninsured money market investments. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

  Fair Value of Financial Instruments

        As of January 2, 2009 and December 28, 2007, the carrying amounts of the Company's cash, cash equivalents, liquid investments, accounts receivable, costs and estimated earnings in excess of billings on

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2008, 2007 and 2006

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

uncompleted contracts, income tax receivable, other receivables, prepaid expenses and other current assets, excess of outstanding checks over bank balance, accounts payable, purchase price payable, accrued liabilities, billings in excess of costs and estimated earnings on uncompleted contracts, approximate their fair values because of the relatively short period of time between the origination of these instruments and their expected realization. The carrying amounts of notes payable approximate their fair values since the terms are comparable to terms currently offered by local lending institutions for loans of similar terms to companies with comparable credit risk.

  Segment Information

        Willdan Group, Inc. (WGI) is a holding company with seven wholly-owned subsidiaries. The Company presents segment information externally consistent with the manner in which the Company's chief operating decision maker reviews information to assess performance and allocate resources. WGI performs all administrative functions on behalf of its subsidiaries, such as treasury, legal, accounting, information systems and human resources, and earns revenue that is only incidental to the activities of the enterprise. As a result, WGI does not meet the definition of an operating segment. Five of the seven WGI subsidiaries are aggregated into one reportable segment as they have similar economic characteristics including the nature of services, the methods used to provide services and the type of customers. The remaining two subsidiaries each comprise separate reporting segments.

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

  Accounting for Contracts

        The Company enters into contracts with its clients that contain three principal types of pricing provisions: fixed price, time-and-materials, and unit-based. Revenue on fixed price contracts is recognized on the percentage-of-completion method based generally on the ratio of direct costs (exclusive of depreciation and amortization costs) incurred to date to estimated total direct costs at completion. Revenue on time-and-materials and unit-based contracts is recognized as the work is performed in accordance with the specific terms of the contract. Revenue for amounts that have been billed but not earned is deferred and such deferred revenue is referred to as billings in excess of costs and estimated earnings on uncompleted contracts in the accompanying consolidated balance sheets.

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

Fiscal Years 2008, 2007 and 2006

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Fiscal Years 2008, 2007 and 2006

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Fiscal Years 2008, 2007 and 2006

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

  New Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 157, "Fair Value Measurements" (SFAS 157) which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Company adopted SFAS 157 on the first day of fiscal year 2008 and the adoption did not have a material effect on its financial statements and disclosures.

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2008, 2007 and 2006

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115" (SFAS 159). SFAS 159 provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company that adopts SFAS 159 will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The provisions of SFAS 159 are elective, and through January 2, 2009, the Company had not elected to adopt SFAS 159 for any of its financial assets or liabilities.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" (SFAS 141R). SFAS 141R establishes the principles and requirements for how an acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R makes significant changes to existing accounting practices for acquisitions. Under SFAS 141R, adjustments to the acquired entity's deferred tax assets and uncertain tax position balances occurring outside the measurement period are recorded as a component of the income tax expense, rather than goodwill, which nullifies EITF 93-7, Uncertainties Related to Income Taxes in a Purchase Business Combination, (EITF 93-7). This requirement applies to all business combinations regardless of consummation date. SFAS 141R applies prospectively to business combinations, for which the acquisition date is on or after the beginning of the first annual reporting period on or after December 15, 2008, except for the transition provisions of EITF 93-7. The Company adopted SFAS 141R on January 3, 2009 and this had no effect on the Company's financial statements. The Company will evaluate the impact, if any, that SFAS 141R will have on future business combinations.

        In April 2008, the FASB issued FSP 142-3, "Determination of the Useful Life of Intangible Assets" (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP 142-3 will be effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the effect of FSP 142-3 on its consolidated financial statements.

        In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" (SFAS 162), which identifies the sources of accounting principles and provides a framework, or hierarchy, for selecting the principles to be used in preparing U.S. GAAP financial statements for nongovernmental entities. SFAS 162, effective November 15, 2008, makes the hierarchy explicitly and directly applicable to preparers of financial statements. This recognizes the preparers' responsibilities for selecting the accounting principles for their financial statements. The Company does not believe that the adoption of SFAS 162 will have a material effect on its consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2008, 2007 and 2006

3. BUSINESS COMBINATION

        On June 9, 2008, the Company acquired all of the outstanding stock of Willdan Energy Solutions, formerly known as Intergy Corporation, a California—based consulting company that assists companies, institutions and agencies with planning and implementing their energy efficiency, water conservation and renewable energy strategies. The acquisition cost recorded by the Company as of January 2, 2009 was $11.7 million, consisting of $9.9 million in cash paid at closing, a $0.2 million net asset value adjustment, a guaranteed payment of $1.0 million in cash due on or before June 24, 2009, and $0.6 million of transaction costs. The acquisition cost may increase by up to $6.2 million if Willdan Energy Solutions achieves certain financial targets in the first three years following the acquisition. The acquisition cost was allocated as follows:

Current assets	$3,242,000
Equipment	49,000
Backlog	1,264,000
Customer relationships	272,000
Other assets	8,000
Current liabilities	(1,502,000)
Goodwill	8,382,000

Total	$11,715,000

        The Company has preliminarily estimated the fair values of the assets acquired and the liabilities assumed. The Company will finalize the fair value estimates within twelve months of the acquisition date.

        Unaudited pro forma consolidated statements of operations for the fiscal years ended January 2, 2009 and December 28, 2007 as though Willdan Energy Solutions had been acquired as of the first day of each of the respective periods presented is as follows:

	Year Ended
	January 2, 2009	December 28, 2007
Contract revenue	$77,831,000	$86,121,000
(Loss) income from operations	(1,254,000)	4,125,000
Net (loss) income	(1,231,000)	2,770,000
Basic and diluted (loss) earnings per share	$(0.17)	$0.39

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2008, 2007 and 2006

4. GOODWILL AND OTHER INTANGIBLE ASSETS

        The changes in the carrying value of goodwill by reporting unit for the fiscal year ended January 2, 2009 were as follows:

	Fiscal Year 2008
	Balance at Beginning of Year	Goodwill Additions	Impairment	Balance at End of Year
Reporting Unit:
Energy Solutions	$—	$8,382,000	$—	$8,382,000
Financial Services	2,763,000	—	—	2,763,000
Homeland Security Services	148,000	—	(148,000)	—

	$2,911,000	$8,382,000	$(148,000)	$11,145,000

        There were no changes on the carrying value of goodwill for the fiscal year ended December 28, 2007.

        Willdan Homeland Solutions, formerly known as American Homeland Solutions, was formed in 2004. Since its inception, certain intangible assets and business enterprises were acquired. In the three years ended January 2, 2009, Willdan Homeland Solutions' expenses have exceeded its revenue. The projected discounted future cash flows do not exceed the carrying value of the goodwill and therefore an impairment charge of $148,000 was taken in the year ended January 2, 2009.

        The gross amounts and accumulated amortization of the Company's acquired identifiable intangible assets with finite useful lives as of January 2, 2009 and December 28, 2007, included in Intangible assets, net in the accompanying Consolidated Balance Sheets, were as follows:

	January 2, 2009		December 28, 2007
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization	Amortization Period (yrs)
Backlog	$1,264,000	$355,000	$—	$—	2
Customer relationships	272,000	22,000	—	—	7
Training materials/courses	282,000	80,000	109,000	38,000	5
Non-compete agreements	30,000	24,000	28,000	14,000	3

	$1,848,000	$481,000	$137,000	$52,000

        At the time of acquisition, the Company estimates the fair value of the acquired identifiable intangible assets based upon the facts and circumstances related to the particular intangible asset. Inherent in such estimates are judgments and estimates of future revenue, profitability, cash flows and appropriate discount rates for any present value calculations. The Company preliminarily estimates the value of the acquired identifiable intangible assets and then finalizes the estimated fair values during the purchase allocation period, which does not extend beyond 12 months from the date of acquisition. As of January 2, 2009, the final purchase allocation for Willdan Energy Solutions, formerly known as Intergy Corporation, was not yet finalized.

        For the years ended January 2, 2009, December 28, 2007 and December 29, 2006, the Company's amortization expense for acquired identifiable intangible assets with finite useful lives was $429,000,

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2008, 2007 and 2006

4. GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

$31,000, and $17,000, respectively. Estimated future amortization expense for acquired identifiable intangible assets is as follows:

Fiscal year:
2009	$729,000
2010	370,000
2011	85,000
2012	76,000
2013	51,000
Thereafter	56,000

$1,367,000

5. ACCOUNTS RECEIVABLE—NET

        Net accounts receivable consisted of the following:

	January 2, 2009	December 28, 2007
Billed	$13,507,000	$15,416,000
Unbilled	8,281,000	7,336,000
Contract retentions	17,000	46,000

	21,805,000	22,798,000
Allowance for doubtful accounts	662,000	372,000

	$21,143,000	$22,426,000

        Billed accounts receivable represent amounts billed to clients that have yet to be collected. Unbilled accounts receivable represent revenue recognized but not yet billed pursuant to contract terms or accounts billed after the period end. Substantially all unbilled receivables as of January 2, 2009 and December 27, 2007 are expected to be billed and collected within twelve months of such date. Contract retentions represent amounts invoiced to clients where payments have been withheld pending the completion of certain milestones, other contractual conditions or upon the completion of the project. These retention agreements vary from project to project and could be outstanding for several months or years.

        Allowances for doubtful accounts have been determined through specific identification of amounts considered to be uncollectible and potential write-offs, plus a non-specific allowance for other amounts for which some potential loss has been determined to be probable based on current and past experience.

        No client accounted for more than 10% of the Company's outstanding receivables as of January 2, 2009 or December 28, 2007.

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2008, 2007 and 2006

6. EQUIPMENT AND LEASEHOLD IMPROVEMENTS

        Equipment and leasehold improvements consist of the following:

	January 2, 2009	December 28, 2007
Furniture and fixtures	$4,680,000	$4,917,000
Computer hardware and software	4,921,000	4,518,000
Leasehold improvements	772,000	900,000
Equipment under capital leases	790,000	787,000
Automobiles, trucks, and field equipment	419,000	412,000

	11,582,000	11,534,000
Accumulated depreciation and amortization	(9,205,000)	(8,180,000)

Equipment and leasehold improvements, net	$2,377,000	$3,354,000

        Included in accumulated depreciation and amortization is $176,000 and $189,000 of amortization related to equipment held under capital leases in fiscal years 2008 and 2007, respectively.

7. ACCRUED LIABILITIES

        Accrued liabilities consist of the following:

	January 2, 2009	December 28, 2007
Accrued bonuses	$155,000	$202,000
Paid leave bank	1,449,000	1,746,000
Compensation and payroll taxes	719,000	1,495,000
Accrued legal	54,000	92,000
Accrued workers' compensation insurance	18,000	19,000
Litigation accrual	110,000	235,000
Accrued interest	4,000	52,000
Accrued rent	562,000	113,000
Income taxes payable	—	425,000
Employee withholdings	265,000	225,000
Client deposits	790,000	92,000
Other	1,127,000	618,000

Total accrued liabilities	$5,253,000	$5,314,000

8. STOCK OPTIONS

        As of January 2, 2009, the Company has two share-based compensation plans, which are described below. The Company may no longer grant awards under the 2006 Stock Incentive Plan. The compensation cost that has been charged against income for stock options issued under these plans was $214,000, $209,000 and $38,000 for fiscal years 2008, 2007 and 2006, respectively.

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2008, 2007 and 2006

8. STOCK OPTIONS (Continued)

2006 STOCK INCENTIVE PLAN

        In June 2006, the Company's board of directors adopted the 2006 Stock Incentive Plan ("2006 Plan") and it received stockholder approval. The Company re-submitted the 2006 Plan to its stockholders for post-IPO approval at the 2007 annual meeting of the stockholders and it was approved. The 2006 Plan will terminate ten years after the board of directors approved it and no additional awards were or will be granted under the 2006 Plan after the Company's shareholders approved the 2008 Plan (as defined below) in June 2008. The 2006 Plan had 300,000 shares of common stock reserved for issuance to the Company's directors, executives, officers, employees, consultants and advisors. As of June 9, 2008, approximately 36,167 shares were available for award grant purposes under the 2006 Plan. These shares became available for grant under the 2008 Plan following shareholder approval of the 2008 Plan. Options granted under the 2006 Plan could be "non-statutory stock options" which expire no more than ten years from the date of grant or "incentive stock options" as defined in Section 422 of the Internal Revenue Code of 1986, as amended. Upon exercise of non-statutory stock options, the Company is generally entitled to a tax deduction on the exercise of the option for an amount equal to the excess over the exercise price of the fair market value of the shares at the date of exercise. The Company is generally not entitled to any tax deduction on the exercise of an incentive stock option. Option awards provide for accelerated vesting if there is a change in control (as defined in the 2006 Plan). Through January 2, 2009, options granted, net of forfeitures and expirations, under the 2006 Plan consist of 214,500 shares and 19,000 shares for incentive stock options and non-statutory stock options, respectively.

2008 PERFORMANCE INCENTIVE PLAN

        In March 2008, the Company's board of directors adopted the 2008 Performance Incentive Plan, ("2008 Plan") and it received stockholder approval at the 2008 annual meeting of the stockholders in June 2008. The 2008 Plan will terminate ten years after the board of directors approved it. The 2008 Plan has 486,167 shares of common stock reserved for issuance to the company's directors, executives, officers, employees, consultants and advisors. The maximum number of shares of the Company's common stock that may be issued or transferred pursuant to awards under the 2008 Plan can also be increased by any shares subject to stock options granted under the 2006 Plan and outstanding as of June 9, 2008 which expire, or for any reason are cancelled or terminated, after June 9, 2008 without being exercised. Awards authorized by the 2008 Plan include stock options, stock appreciation rights, restricted stock, stock bonuses, stock units, performance stock, and other share-based awards. No participant may be granted an option to purchase more than 100,000 shares in any fiscal year. Options generally may not be granted with exercise prices less than fair market value at the date of grant, with vesting provisions and contractual terms determined by the compensation committee of the board of directors on a grant-by-grant basis. Options granted under the 2008 Plan may be "nonqualified stock options" or "incentive stock options" as defined in Section 422 of the Internal Revenue Code of 1986, as amended. The maximum term of each option shall be 10 years. Upon exercise of nonqualified stock options, the Company is generally entitled to a tax deduction on the exercise of the option for an amount equal to the excess over the exercise price of the fair market value of the shares at the date of exercise. The Company is generally not entitled to any tax deduction on the exercise of an incentive stock option. Option awards provide for accelerated vesting if there is a change in control (as defined

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2008, 2007 and 2006

8. STOCK OPTIONS (Continued)

in the 2008 Plan). Through January 2, 2009, options granted under the 2008 Plan consist of 57,500 shares and 12,000 shares for incentive stock options and non-statutory stock options, respectively.

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

	2008	2007	2006
Expected volatility	35% - 39%	31% - 34%	31% - 36%
Expected dividends	0%	0%	0%
Expected term (in years)	5.00 - 6.00	5.00 - 6.00	1.00 - 5.25
Risk-free rate	1.50% - 3.61%	4.34% - 5.26%	4.54% - 4.71%

        A summary of option activity under the 2006 Plan and 2008 Plan as of January 2, 2009 and changes during the fiscal years ended January 2, 2009, December 28, 2007 and December 29, 2006 is presented below. The intrinsic value of the options is $0, based on the Company's closing stock price of $2.03 on January 2, 2009.

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at December 28, 2007	233,000	$9.50	8.6
Granted	119,000	3.81	9.6
Exercised	—	—	—
Forfeited or expired	49,000	9.72	—

Outstanding at January 2, 2009	303,000	$7.23	8.8

Vested at January 2, 2009	85,000	$8.85	8.5

Exercisable at January 2, 2009	85,000	$8.85	8.5

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2008, 2007 and 2006

8. STOCK OPTIONS (Continued)

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

        A summary of the status of the Company's nonvested options and changes in nonvested options during the fiscal year ended January 2, 2009, December 28, 2007 and December 29, 2006, is presented below:

	Options	Weighted- Average Grant-Date Fair Value
Nonvested at December 28, 2007	200,000	$3.76
Granted	119,000	1.47
Vested	(74,000)	3.39
Forfeited	(27,000)	3.76

Nonvested at January 2, 2009	218,000	2.64

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2008, 2007 and 2006

8. STOCK OPTIONS (Continued)

	Options	Weighted- Average Grant-Date Fair Value
Nonvested at December 29, 2006	8,000	$3.91
Granted	205,000	3.76
Vested	(13,000)	3.95
Forfeited	—	—

Nonvested at December 28, 2007	200,000	3.76

	Options	Weighted- Average Grant-Date Fair Value
Nonvested at December 30, 2005	—	$—
Granted	28,000	2.29
Vested	(20,000)	1.64
Forfeited	—	—

Nonvested at December 29, 2006	8,000	3.91

        As of January 2, 2009, there was $408,000 of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 1.7 years. The total fair value of vested options granted during the fiscal years ended January 2, 2009, December 28, 2007 and December 29, 2006 was $29,000, $20,000 and $33,000 respectively.

AMENDED AND RESTATED 2006 EMPLOYEE STOCK PURCHASE PLAN

        The Company adopted its Amended and Restated 2006 Employee Stock Purchase Plan to allow eligible employees the right to purchase shares of common stock, at semi-annual intervals, with their accumulated payroll deductions. The plan received stockholder approval in June 2006. The Company re-submitted the plan to its stockholders for post-IPO approval at the 2007 annual stockholders' meeting and obtained approval. A total of 300,000 shares of the Company's common stock have been reserved for issuance under the plan, with no more than 100,000 shares being issuable in any one calendar year.

        The plan has semi-annual periods beginning on each January 1 and ending on each June 30 and beginning on each July 1 and ending on each December 31. The first offering period commenced on February 10, 2007 and ended on June 30, 2007.

        Participants make contributions under the plan only by means of payroll deductions each payroll period. The accumulated contributions are applied to the purchase of shares. Shares are purchased under the plan on or as soon as practicable after, the last day of the offering period. The purchase price per share equals 95% of the fair market value of a share on the last day of such offering period.

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2008, 2007 and 2006

8. STOCK OPTIONS (Continued)

        The Company's Amended and Restated 2006 Employee Stock Purchase Plan is a non-compensatory plan. As a result, stock-based compensation expense is not recognized in relation to this plan.

9. NOTES PAYABLE AND LINE OF CREDIT

        Notes payable consist of the following:

	2008	2007
Unsecured notes payable to insurance companies to finance insurance premiums, interest at 5.63%	$—	$1,088,000
Other	69,000	—

	$69,000	$1,088,000
Less current portion	52,000	1,088,000

Notes payable, less current portion	$17,000	$—

        The Company has a credit agreement and a related revolving line of credit note and security agreement (collectively with the credit agreement and the note, the "agreements") with Wells Fargo Bank, National Association. There were no outstanding borrowings under this credit agreement as of January 2, 2009 or December 28, 2007.

        As of January 2, 2009, under the terms of the credit agreement, the Company could borrow up to $5.0 million from time to time up to and until January 1, 2010. Advances made under the revolving line of credit bore interest at either (i) the floating rate of 0.50% below the Prime Rate in effect from time to time or (ii) the fixed rate of 1.25% above LIBOR, at the election of the Company. The interest rate was subject to adjustment based on changes in the Company's ratio of total funded debt to EBITDA (as defined in the credit agreement). Upon a default, the interest rate would be increased by a default rate margin of 4.00%. Upon the occurrence of an event of default under the credit agreement, Wells Fargo has the option to make all indebtedness then owed by the Company under the agreements immediately due and payable.

        The Company was in violation of its financial covenants at January 2, 2009 and on March 30 2009, the credit agreement was amended. The amendment included a waiver of the financial covenant violation, the elimination or modification of the financial covenants under the credit agreement, an increase in pricing and a requirement that the $5.0 million commitment be collateralized by cash, cash equivalents and securities with a collateral value of at least $5.0 million held at Wells Fargo.

        Borrowings under the credit agreement are secured by all accounts receivable and other rights to payment, general intangibles, inventory and equipment of the Company and its subsidiaries. As of March 30, 2009, borrowings are also secured by the cash, cash equivalents, and securities held in the Wells Fargo securities account. Each subsidiary of the Company (except Public Agency Resources and Willdan Resources Solutions) has signed an unconditional guaranty of the Company's obligations under the agreements. The credit agreement also contains customary representations and affirmative covenants, including a covenant to maintain a minimum tangible net worth of at least $18.0 million at all times. The credit agreement also includes customary negative covenants, including a covenant that

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2008, 2007 and 2006

9. NOTES PAYABLE AND LINE OF CREDIT (Continued)

prohibits the incurrence of additional indebtedness by the Company or its subsidiaries other than purchase money indebtedness not to exceed $2.0 million and indebtedness existing on the date of the credit agreement, and a covenant that prohibits payment of dividends on the Company's stock and redemptions, repurchases or other acquisitions of the Company's stock; provided that the Company can repurchase stock with an aggregate fair market value up to $5.0 million in any calendar year. In addition, the credit agreement includes customary defaults for a credit facility.

10. COMMITMENTS

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

        Future minimum rental payments under capital and noncancelable operating leases are summarized as follows:

	Capital	Operating
Fiscal year:
2009	$240,000	$4,043,000
2010	136,000	3,432,000
2011	61,000	3,148,000
2012	7,000	2,128,000
2013	—	1,118,000
Thereafter	—	727,000

Total future minimum lease payments	444,000	$14,596,000

Amount representing maintenance	(91,000)
Amount representing interest (at rates ranging from 4.75% to 11.0%)	(28,000)

Present value of net minimum lease payments under capital leases	325,000
Less current portion	168,000

	$157,000

        Rent expense and related charges for common area maintenance for all facility operating leases for 2008, 2007 and 2006 was approximately $3,544,000, $3,337,000 and $2,957,000, respectively.

        During the fiscal year ended January 2, 2009, the Company closed certain of its offices or portions of offices. Additionally, a tenant that was subleasing an office from the company defaulted on its lease. As a result of the office closures and the sublease default, the Company recorded lease abandonment expense of $742,000, which is included in the accompanying consolidated statement of operations for

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2008, 2007 and 2006

10. COMMITMENTS (Continued)

the fiscal year ended January 2, 2009. This expense includes future rental obligations and other costs associated with the leased space.

  Employee Benefit Plans

        The Company has a qualified profit sharing plan (the Plan) pursuant to Code Section 401(a) and qualified cash or deferred arrangement pursuant to Code Section 401(k) covering substantially all employees. Employees may elect to contribute up to 50% of compensation limited to the amount allowed by tax laws. Company contributions are made solely at the discretion of the Company's board of directors. The Company made matching contributions of approximately $260,000, $237,000 and $277,000 during fiscal years 2008, 2007 and 2006 respectively.

        The Company has a discretionary bonus plan for regional managers, division managers and others as determined by the Company president. Bonuses are awarded if certain financial goals are achieved. The financial goals are not stated in the plan; rather they are judgmentally determined each year. In addition, the board of directors may declare discretionary bonuses to key employees and all employees are eligible for what the Company refers to as the "hot hand" bonus program, which pays awards for outstanding performance. Bonus expense for fiscal years 2008, 2007 and 2006 totaled approximately $316,000, $202,000, and $2,687,000 respectively, of which approximately $155,000 and $202,000 is included in accrued liabilities at January 2, 2009 and December 28, 2007, respectively.

  Post employment health benefits

        In May 2006, the Company's board of directors approved providing lifetime health insurance coverage for Win Westfall, the Company's former chief executive officer and current chairman of the board of directors, and his spouse and for Linda Heil, the widow of the Company's former chief executive officer, Dan Heil. Mrs. Heil is also a member of the Company's board of directors. Additionally, the board approved health insurance coverage for Mrs. Heil's two dependents until they reach the maximum age for dependent coverage under the Company's health insurance policy.

        During fiscal year 2006, the Company recorded general and administrative expense equal to the present value of the expected payments for health insurance coverage for Mrs. Heil and her dependents. As of January 2, 2009, $119,000 is included in accrued liabilities in the accompanying consolidated balance sheet related to this obligation. The Company also began to amortize, to general and administrative expense, the present value of the expected payments for post-employment health coverage for Mr. Westfall and his spouse over the period from approval of the benefit to his estimated date of retirement. During fiscal year 2007, Mr. Westfall communicated his intent to retire as chief executive officer and the Company prospectively adjusted the amortization. As of December 28, 2007 and January 2, 2009, the entire amount related to Mr. Westfall had been amortized.

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2008, 2007 and 2006

11. INCOME TAXES

        The (benefit) provision for income taxes is comprised of:

	Fiscal Year
	2008	2007	2006
Current federal (benefit) taxes	$(827,000)	$650,000	$200,000
Current state taxes	9,000	156,000	219,000
Deferred federal taxes	77,000	570,000	1,282,000
Deferred state (benefit) taxes	(189,000)	167,000	320,000

	$(930,000)	$1,543,000	$2,021,000

        The (benefit) provision for income taxes reconciles to the amounts computed by applying the statutory federal tax rate to our (loss) income before income taxes. The sources and tax effects of the differences for fiscal years 2008, 2007 and 2006 are as follows:

	2008	2007	2006
Computed "expected" federal income tax (benefit) expense	$(862,000)	$1,253,000	$2,972,000
Permanent difference—federal income tax effect of non-taxable life insurance proceeds	—	—	(765,000)
Other permanent differences	74,000	81,000	87,000
Current and deferred state income tax (benefit) expense, net of federal benefit	(119,000)	217,000	145,000
Tax effect of earnings not subject to federal income tax due to S Corporation election	—	—	(1,931,000)
Federal and state tax effect of S to C Corporation conversion	—	—	1,543,000
Other	(23,000)	(8,000)	(30,000)

	$(930,000)	$1,543,000	$2,021,000

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2008, 2007 and 2006

11. INCOME TAXES (Continued)

        The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets and liabilities are as follows:

	January 2, 2009	December 28, 2007	December 29, 2006
Current deferred tax assets:
Accrued litigation judgment	$65,000	$127,000	$2,517,000
Accounts receivable allowance	250,000	206,000	268,000
Other accrued liabilities	520,000	643,000	882,000

	835,000	976,000	3,667,000

Current deferred tax liabilities:
Deferred revenue	(3,306,000)	(2,978,000)	(3,242,000)
Other	(48,000)	—	—
Litigation receivable	—	—	(1,687,000)

	(3,354,000)	(2,978,000)	(4,929,000)

Net current deferred tax liability	$(2,519,000)	$(2,002,000)	$(1,262,000)

Deferred tax assets, net of current portion:
Federal and state net operating losses	$628,000	$—	$—
Equipment and leasehold improvement depreciation	165,000	162,000	94,000
Stock options	27,000	23,000	—

	820,000	185,000	94,000

Deferred tax liabilities, net of current portion:
Goodwill amortization	(587,000)	(580,000)	(492,000)

Net deferred tax assets (liability), net of current portion	$233,000	$(395,000)	$(398,000)

        Management believes it is more likely than not that the Company will realize the benefit of the deferred tax assets existing at January 2, 2009. Further, management believes the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income. There can be no assurance, however, that the Company will generate taxable earnings or any specific level of continuing earnings in the future.

        Management also believes that there are no material uncertain tax positions with respect to FIN 48 that would impact the 2008 financial statements.

        At January 2, 2009, the Company had federal and state net operating loss carryovers of $1.0 million and $3.2 million, respectively. These carryovers expire in 2029 and 2030 for federal and state income taxes, respectively.

12. SEGMENT INFORMATION

        The Company has three segments: Engineering Services, Public Finance Services and Homeland Security Services. The Engineering Services segment includes Willdan Engineering, Willdan Geotechnical, Public Agency Resources, Willdan Resource Solutions and Willdan Energy Solutions. The

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2008, 2007 and 2006

12. SEGMENT INFORMATION (Continued)

Engineering Services segment performs services for a broad range of public agency clients and, to a lesser extent, private industry, and offers a full complement of civil and geotechnical engineering, building and safety services, energy efficiency, sustainability, water conservation, construction management, and municipal planning services to clients throughout the western United States. The Public Finance Services segment, which consists of Willdan Financial Services, provides expertise and support for the various financing techniques employed by public agencies to finance their operations and infrastructure along with the mandated reporting and other requirements associated with these financings. The Homeland Security Services segment, which consists of Willdan Homeland Solutions, provides homeland security, management consulting and public safety consulting services to cities, counties and related municipal service agencies.

        The accounting policies applied to determine the segment information are the same as those described in the summary of significant accounting policies. There were no intersegment sales for any of the fiscal years in the three-year period ended January 2, 2009. Management evaluates the performance of each segment based upon income or loss from operations before year-end performance bonuses and income taxes. Certain segment asset information including expenditures for long-lived assets has not been presented as it is not reported to or reviewed by the chief operating decision maker. In addition, enterprise-wide service line contract revenue is not included as it is impracticable to report this information for each group of similar services.

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2008, 2007 and 2006

12. SEGMENT INFORMATION (Continued)

        Financial information with respect to the reportable segments and reconciliation to the amounts reported in the Company's consolidated financial statements follows:

	Engineering Services	Public Finance Services	Homeland Security Services	Unallocated Corporate		Intersegment	Consolidated Total
Fiscal Year 2008:
Contract revenue	$57,324,000	$13,660,000	$2,206,000	$—		$—	$73,190,000
Depreciation and amortization	1,639,000	252,000	87,000	—		—	1,978,000
Interest expense (income)	18,000	(8,000)	23,000	—		—	33,000
Segment (loss) profit before bonuses and income tax expense	(3,555,000)	2,126,000	(955,000)	(101,000)		—	(2,485,000)
Income tax (benefit) expense	(1,377,000)	863,000	(376,000)	(40,000)		—	(930,000)
Net (loss) income	(2,203,000)	1,238,000	(579,000)	(61,000	)(1)	—	(1,605,000)
Segment assets	82,062,000	14,396,000	2,657,000	74,470,000	(2)	(126,015,000)	47,570,000
Fiscal Year 2007:
Contract revenue	64,372,000	12,684,000	1,742,000	—		—	78,798,000
Depreciation and amortization	1,352,000	336,000	59,000	—		—	1,747,000
Interest (income) expense	(494,000)	(26,000)	21,000	—		—	(499,000)
Segment profit (loss) before bonuses and income tax expense	2,076,000	1,765,000	(68,000)	(86,000)		—	3,687,000
Income tax expense (benefit)	875,000	727,000	(25,000)	(34,000)		—	1,543,000
Net income (loss)	1,200,000	1,038,000	(42,000)	(52,000	)(1)	—	2,144,000
Segment assets	26,852,000	10,658,000	1,048,000	29,040,000	(2)	(19,372,000)	48,226,000
Fiscal Year 2006:
Contract revenue	65,887,000	11,495,000	957,000	—		—	78,339,000
Depreciation and amortization	1,215,000	333,000	36,000	—		—	1,584,000
Interest expense	732,000	12,000	29,000	—		—	773,000
Segment profit (loss) before bonuses and income tax expense	8,213,000	1,554,000	(322,000)	1,446,000		—	10,891,000
Income tax expense (benefit)	2,093,000	460,000	(134,000)	(398,000)		—	2,021,000
Net income (loss)	4,589,000	757,000	(222,000)	1,596,000	(1)	—	6,720,000
Segment assets	36,926,000	10,158,000	480,000	29,639,000	(2)	(20,095,000)	57,108,000

(1)
The following sets forth the amounts included in the net income (loss) that was Unallocated Corporate for fiscal years 2008, 2007 and 2006:

	2008	2007	2006
Unallocated net income (loss):
Annual bonuses	$—	$—	$(248,000)
Special bonuses	—	—	(104,000)
Salaries and wages, payroll taxes and employee benefits	—	—	(366,000)
Life insurance proceeds	—	—	2,250,000
Post employment health benefits	—	—	(162,000)
Stock-based compensation	—	—	(38,000)
Income tax benefit	40,000	34,000	398,000
Other	(101,000)	(86,000)	(134,000)

	$(61,000)	$(52,000)	$1,596,000

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

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2008, 2007 and 2006

12. SEGMENT INFORMATION (Continued)

(2)
The following sets forth the assets that are included in Unallocated Corporate as of January 2, 2009, December 28, 2007 and December 29, 2006.

	2008	2007	2006
Assets:
Cash and cash equivalents	$7,049,000	$15,299,000	$20,331,000
Liquid investments	—	1,300,000	—
Prepaid expenses	1,498,000	1,524,000	1,406,000
Intercompany receivables	46,910,000	4,352,000	955,000
Income tax receivable	956,000	—	—
Other receivables	44,000	69,000	130,000
Equipment and leasehold improvements, net	669,000	952,000	1,227,000
Investments in subsidiaries	16,919,000	5,354,000	5,354,000
Other assets	425,000	190,000	236,000

	$74,470,000	$29,040,000	$29,639,000

13. OTHER RELATED PARTY TRANSACTIONS

        Included in subconsultant services expenses in the accompanying consolidated statements of operations are expenses for services provided to the Company by an affiliate of a member of the Company's board of directors totaling $23,000 for the period during fiscal year 2006 in which this individual served as a board member.

        Included in other general and administrative expenses in the accompanying consolidated statements of operations are expenses for services provided to the Company by an affiliate of a former member of the Company's board of directors totaling $32,000 for the period during 2006 in which this individual served as a board member.

14. PRO FORMA INCOME TAXES (UNAUDITED)

        Upon completion of the IPO (as more fully described in Note 1), the Company ceased to qualify as an S corporation. Thus, the Company is taxed at regular corporate rates. For informational purposes, the Company's consolidated statements of operations include pro forma adjustments for income taxes at a 40% rate that would have been recorded if the Company were a C Corporation for fiscal year 2006. The pro forma tax provision for fiscal year 2006 reflects the nontaxability of life insurance proceeds.

15. LIFE INSURANCE PROCEEDS

        On May 15, 2006, the Company's co-founder and chief executive officer, Dan W. Heil, passed away. The Company carried two life insurance policies on Mr. Heil totaling $2.3 million in coverage. The $2.3 million was received in fiscal year 2007 and is included in other, net under other (expense) income in the accompanying consolidated statement of operations for the fiscal year ended December 29, 2006.

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2008, 2007 and 2006

16. CONTINGENCIES

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

  County of San Diego v. Willdan, Superior Court of California, Riverside County

        A complaint was filed against the Company on February 28, 2008 relating to a project for the reconstruction of a portion of Valley Center Road located in an unincorporated area of San Diego County. The Company completed the design and a contract was awarded to a construction contractor for construction of the improvements. The construction was originally scheduled for completion in December 2008; however completion has been delayed until fall 2009. The lawsuit alleges that the delays in construction were caused by errors and omissions in the Company's preparation of reports and design and engineering of the project, resulting in additional design and construction costs, in an amount to be determined but believed to be in excess of $5.0 million. The Company denies the allegations asserted in the lawsuit and will vigorously defend against the claims. At January 2, 2009, the Company did not have a liability recorded on its balance sheet related to this complaint.

  Topaz v. City of Laguna Beach, Superior Court of California, Orange County

        This suit concerns a project by the City of Laguna Beach to reconstruct a retaining wall supporting a city road. The Company served as the construction observer for this project and designed the retaining wall. Subsequent to completion of the project, a slope below the retaining wall failed damaging the plaintiffs' residence. The retaining wall did not fail. The construction work was performed from February to March 2005 and the slope failure occurred in June 2005. The plaintiffs were not injured in the incident. The plaintiffs allege that the City of Laguna Beach violated its own ordinances by not obtaining appropriate geotechnical data during the design stage and by allowing the work to be constructed during the rainy season. The lawsuit names Merit Engineering, the project designer, Peterson-Chase Engineering, the general contractor and the Company, the construction observer, as defendants. The Company was named as a defendant in the first amended complaint filed on October 17, 2007. The plaintiffs filed a mediation brief on April 25, 2008 indicating damages to real and personal property in the amount of $0.8 million and general damages between $1.6 million and $4.7 million. A cross-complaint has been filed in the action by Peterson-Chase Engineering against the Company seeking equitable apportionment. The Company denies the allegations asserted in the lawsuit and cross-complaint and will vigorously defend against the claims. At January 2, 2009, the Company did not have a liability recorded on its balance sheet related to this complaint.

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2008, 2007 and 2006

17. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

        The tables below reflect selected quarterly information for the fiscal years ended January 2, 2009, December 28, 2007 and December 29, 2006.

	Fiscal Three Months Ended
	March 28, 2008	June 27, 2008	September 26, 2008	January 2, 2009
	(in thousands except per share amounts)
Contract revenue	$17,776	$17,807	$18,651	$18,956
Income (loss) from operations	43	(130)	(704)	(2,009)
Income tax expense (benefit)	95	16	(250)	(791)
Net income (loss)	116	(55)	(437)	(1,229)
Earnings (loss) per share:
basic and diluted	$0.02	$(0.01)	$(0.06)	$(0.17)
Weighted-average shares outstanding:
Basic	7,155	7,156	7,160	7,164
Diluted	7,155	7,157	7,160	7,170

	Fiscal Three Months Ended
	March 30, 2007	June 29, 2007	September 28, 2007		December 28, 2007
	(in thousands except per share amounts)
Contract revenue	$19,268	$21,180	$19,687		$18,663
(Loss) income from operations	(1,107)	1,688	1,657	(3)	284	(1)
Income tax (benefit) expense	(103)	754	778		114
Net (loss) income	(250)	1,058	1,053		283
(Loss) earnings per share:
basic and diluted	$(0.03)	$0.15	$0.15		$0.04
Weighted-average shares outstanding:
Basic	7,148	7,148	7,150		7,150
Diluted	7,148	7,151	7,161		7,151

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2008, 2007 and 2006

17. QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (Continued)

	Fiscal Three Months Ended
	March 31, 2006	June 30, 2006		September 29, 2006		December 29, 2006
	(in thousands except per share amounts)
Contract revenue	$17,821	$20,272		$20,954		$19,292
Income from operations	1,013	1,846		2,912	(3)	1,273 (4)
Income tax expense	13	25		41		1,942
Net income (loss)	886	3,879	(2)	2,699		(744)
Earnings (loss) per share:
basic and diluted	$0.19	$0.82		$0.57		$(0.14)
Weighted-average shares outstanding:
Basic and diluted	4,711	4,713		4,713		5,464
Pro forma data
Pro forma provision for income taxes	360	662		1,096		478
Pro forma net income	539	3,242		1,644		720
Pro forma earnings per common share, basic and diluted	$0.11	$0.69		$0.35		$0.13

(1)
On February 25, 2008, the appeals court set aside the court's favorable ruling for a $1.0 million claim. This subsequent event resulted in the Company concluding that the $1.0 million receivable was no longer considered to be probable of collection. Accordingly, the Company reversed the receivable and increased litigation expense in its fiscal year 2007 consolidated financial statements.

(2)
Net income for the fiscal three months ended June 30, 2006 includes $2.3 million in life insurance proceeds related to the death of the Company's co-founder and former chief executive officer in May 2006 (as more fully described in Note 15).

(3)
Income from operations for the fiscal three months ended September 29, 2006 includes a reduction in litigation accrual expense of $1.0 million related to a court ruling awarding the Company approximately $1.0 million on a claim for indemnity in connection with a claim that arose in fiscal year 2002.

(4)
The income tax provision for the fiscal three months ended December 29, 2006 includes approximately $1.5 million related to the Company's conversion from an S Corporation to a C Corporation. Effective upon the first day of trading of the Company's common stock as a result of its IPO, the Company's S Corporation status was terminated and thereafter the Company is subject to federal and state income taxes as a C Corporation. Approximately $1.5 million of the income tax provision is the effect of recognizing the Company's deferred tax liability using C Corporation federal and state tax rates instead of S Corporation state tax rates. The Company's policy for accounting for income taxes is described in Note 2. The Company's presentation of pro forma income tax data is described in Note 14.

18. SUBSEQUENT EVENTS

        The Company's revolving line of credit with Wells Fargo Bank, National Association ("Wells Fargo") was amended on March 30, 2009 following the Company's breach of its maximum net loss

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2008, 2007 and 2006

18. SUBSEQUENT EVENTS (Continued)

covenant for the year ended January 2, 2009. Wells Fargo waived this breach and eliminated or modified certain financial covenants in the credit agreement in exchange for increased pricing and the Company providing additional collateral. The new collateral provided is investment property the Company holds in a securities account at Wells Fargo that must at all times have a collateral value of at least $5.0 million.

        Loans made under the $5.0 million revolving line of credit currently accrue interest at either (i) the floating rate equal to the prime rate in effect from time to time or (ii) the fixed rate of 1.75% above LIBOR, at the Company's election. For prime rate loans, the interest rate will be adjusted when each prime rate change by the bank is announced and becomes effective. The minimum tangible net worth the Company is required to maintain was reduced from $20.0 million to $18.0 million, and all of the other financial covenants in the credit agreement were eliminated.

EXHIBIT INDEX

Exhibit Number		Exhibit Description
2.1		Stock Purchase Agreement, dated as of June 9, 2008, by and among Willdan Group, Inc., Intergy Corporation and the Stockholders of Intergy Corporation(1)
3.1		Articles of Incorporation of Willdan Group, Inc., including amendments thereto(2)
3.2		Bylaws of Willdan Group, Inc.(2)
4.1		Specimen Stock Certificate for shares of the Registrant's Common Stock(2)
4.2
The Company agrees to furnish to the Securities and Exchange Commission upon request a copy of each instrument with respect to issues of long-term debt of Willdan Group, Inc. and its subsidiaries, the authorized principal amount of which does not exceed 10% of the consolidated assets of Willdan Group, Inc. and its subsidiaries.
10.1		Credit Agreement, dated December 28, 2007, between Willdan Group, Inc. and Wells Fargo Bank, National Association, relating to the Revolving Line of Credit Note in 10.6(3)
10.2		First Amendment to Credit Agreement, dated May 8, 2008, between Willdan Group, Inc. and Wells Fargo Bank, National Association(4)
10.3		Second Amendment to Credit Agreement, dated June 9, 2008, between Willdan Group, Inc. and Wells Fargo Bank, National Association(4)
10.4		Third Amendment to Credit Agreement, entered into on December 19, 2008, between Willdan Group, Inc. and Wells Fargo Bank, National Association(5)
10.5		Fourth Amendment to Credit Agreement, entered into on March 30, 2009, between Willdan Group, Inc. and Wells Fargo Bank, National Association*
10.6		Revolving Line of Credit Note for $5,000,000, dated March 30, 2009, by Willdan Group, Inc. in favor of Wells Fargo Bank, National Association*
10.7		Security Agreement: Equipment, dated December 28, 2007, between Willdan Group, Inc. and Wells Fargo Bank, National Association, relating to the Revolving Line of Credit Note in 10.6(3)
10.8
Continuing Security Agreement: Rights to Payment and Inventory, dated December 28, 2007, between Willdan Group, Inc. and Wells Fargo Bank, National Association, relating to the Revolving Line of Credit Note in 10.6(3)
10.9		Security Agreement: Securities Account, dated March 30, 2009, between Willdan Group, Inc. and Wells Fargo Bank, National Association, relating to the Revolving Line of Credit Note in 10.6*
10.10	†	Willdan Group, Inc. 2006 Stock Incentive Plan(2)
10.11	†	Form of Incentive Stock Option Agreement(2)
10.12	†	Form of Non-Qualified Stock Option Agreement(2)
10.13	†	Amended and Restated Willdan Group, Inc. 2006 Employee Stock Purchase Plan(6)
10.14	†	Willdan Group, Inc. 2008 Performance Incentive Plan(7)
10.15	†	Form of Indemnification Agreement between Willdan Group, Inc. and its Directors and Officers(2)

Exhibit Number		Exhibit Description
10.16		Office Lease by and between Spectrum Waples Street, LLC, a California limited liability company, Spectrum Lambert Plaza, LLC, a California limited liability company and The Willdan Group of Companies dated October 15, 2004 for the principal office located at 2401 East Katella Avenue, Anaheim, California(2)
10.17		First Amendment to Lease by and between 2401 Katella, LLC and The Willdan Group of Companies, dated February 27, 2006 for the principal office located at 2401 Katella Avenue, Anaheim, California(2)
10.18		Second Amendment to Lease by and between 2401 Katella, LLC and The Willdan Group of Companies dated March 6, 2006 for the principal office located at 2401 Katella Avenue, Anaheim, California(2)
10.19		Warrant Agreement between Willdan Group, Inc. and Wedbush Morgan Securities Inc.(2)
10.20	†	Indemnification Agreement between Willdan Group, Inc. and Linda Heil(2)
10.21	†	Employment Agreement between Willdan Group, Inc. and Thomas D. Brisbin dated April 2, 2007(8)
10.22	†	Employment Agreement between Willdan Group, Inc. and Kimberly D. Gant dated July 23, 2007(9)
10.23	†	Offer Letter from Willdan Group, Inc. to Daniel Chow dated October 29, 2008 and accepted November 9, 2008(10)
14.1		Code of Ethical Conduct of Willdan Group, Inc.(6)
21.1		Subsidiaries of Willdan Group, Inc.*
23.1		Consent of Independent Registered Public Accounting Firm*
24.1		Power of Attorney (included on signature page hereto)
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002*
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002*
32.1		Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002*

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

(3)
Incorporated by reference to Willdan Group, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 2, 2008.

(4)
Incorporated by reference to Willdan Group, Inc.'s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 11, 2008.

(5)
Incorporated by reference to Willdan Group, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 23, 2008.

(6)
Incorporated by reference to Willdan Group, Inc.'s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 27, 2007.

(7)
Incorporated by reference to Exhibit I to Willdan Group, Inc.'s Proxy Statement, filed with the Securities and Exchange Commission on April 25, 2008.

(8)
Incorporated by reference to Willdan Group, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 3, 2007.

(9)
Incorporated by reference to Willdan Group, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 26, 2007.

(10)
Incorporated by reference to Willdan Group, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 17, 2008.