Form 10-Q
period 2009-04-03
Willdan Group, Inc.
filed 2009-05-14
CIK 1370450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 7, 2009, there were 7,188,251 shares of common stock, $0.01 par value per share, of Willdan Group, Inc. issued and outstanding.

WILLDAN GROUP, INC.
FORM 10-Q QUARTERLY REPORT

i

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	April 3, 2009	January 2, 2009

Assets
Current assets:
Cash and cash equivalents	$10,328,000	$8,144,000
Accounts receivable, net of allowance for doubtful accounts of $711,000 and $662,000 at April 3, 2009 and January 2, 2009, respectively	10,740,000	12,862,000
Costs and estimated earnings in excess of billings on uncompleted contracts	8,494,000	8,281,000
Income tax receivable	1,186,000	956,000
Other receivables	53,000	48,000
Prepaid expenses and other current assets	2,100,000	1,784,000
Total current assets	32,901,000	32,075,000

Equipment and leasehold improvements, net	2,090,000	2,377,000
Goodwill	11,151,000	11,145,000
Other intangible assets, net	1,184,000	1,367,000
Other assets	356,000	373,000
Deferred income taxes, net of current portion	233,000	233,000
Total assets	$47,915,000	$47,570,000

Liabilities and Stockholders’ Equity
Current liabilities:
Excess of outstanding checks over bank balance	$1,086,000	$448,000
Accounts payable	1,886,000	2,111,000
Purchase price payable	1,000,000	1,000,000
Accrued liabilities	5,430,000	5,253,000
Billings in excess of costs and estimated earnings on uncompleted contracts	936,000	704,000
Current portion of notes payable	53,000	52,000
Current portion of capital lease obligations	151,000	168,000
Current portion of deferred income taxes	2,519,000	2,519,000
Total current liabilities	13,061,000	12,255,000

Notes payable, less current portion	4,000	17,000
Capital lease obligations, less current portion	124,000	157,000
Deferred lease obligations	729,000	805,000
Total liabilities	13,918,000	13,234,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized: 7,188,000 and 7,164,000 shares issued and outstanding at April 3, 2009 and January 2, 2009, respectively	72,000	72,000
Additional paid-in capital	33,199,000	33,084,000
Retained earnings	726,000	1,180,000
Total stockholders’ equity	33,997,000	34,336,000
Total liabilities and stockholders’ equity	$47,915,000	$47,570,000

See accompanying notes to condensed consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	April 3, 2009	March 28, 2008

Contract revenue	$17,185,000	$17,776,000

Direct costs of contract revenue (exclusive of depreciation and amortization shown separately below):
Salaries and wages	4,790,000	5,544,000
Subconsultant services	2,426,000	1,275,000
Other direct costs	1,087,000	315,000
Total direct costs of contract revenue	8,303,000	7,134,000

General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	5,482,000	6,442,000
Facilities and facilities related	1,138,000	1,148,000
Stock-based compensation	69,000	93,000
Depreciation and amortization	525,000	394,000
Other	2,373,000	2,522,000
Total general and administrative expenses	9,587,000	10,599,000
(Loss) income from operations	(705,000)	43,000

Other income (expense):
Interest income	12,000	148,000
Interest (expense) reversal	(11,000)	20,000
Total other income, net	1,000	168,000
(Loss) income before income tax expense	(704,000)	211,000

Income tax (benefit) expense	(250,000)	95,000
Net (loss) income	$(454,000)	$116,000

(Loss) earnings per share:
Basic and diluted	$(0.06)	$0.02

Weighted-average shares outstanding:
Basic and diluted	7,169,000	7,155,000

See accompanying notes to condensed consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	April 3, 2009	March 28, 2008
Cash flows from operating activities:
Net (loss) income	$(454,000)	$116,000
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	525,000	394,000
Lease abandonment/recapture expense	(8,000)	—
Loss on sale of equipment	—	39,000
Allowance for doubtful accounts	158,000	52,000
Stock-based compensation	69,000	93,000
Changes in operating assets and liabilities:
Accounts receivable	1,964,000	2,050,000
Costs and estimated earnings in excess of billing on uncompleted contracts	(213,000)	(967,000)
Income tax receivable	(230,000)	—
Other receivables	(5,000)	36,000
Prepaid expenses and other current assets	(316,000)	350,000
Other assets	17,000	(7,000)
Accounts payable	(225,000)	417,000
Accrued liabilities	185,000	(1,361,000)
Billings in excess of costs and estimated earnings on uncompleted contracts	232,000	(235,000)
Deferred lease obligations	(76,000)	(3,000)
Net cash provided by operating activities	1,623,000	974,000

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(55,000)	(193,000)
Payments for business acquisitions	(6,000)	—
Purchase of liquid investments	—	(7,100,000)
Proceeds from sale of liquid investments	—	4,135,000
Net cash used in investing activities	(61,000)	(3,158,000)

Cash flows from financing activities:
Changes in excess of outstanding checks over bank balance	638,000	205,000
Payments on notes payable	(12,000)	(435,000)
Principal payments on capital leases	(50,000)	(43,000)
Proceeds from sales of common stock under employee stock purchase plan	46,000	41,000
Net cash provided by (used in) financing activities	622,000	(232,000)
Net increase (decrease) in cash and cash equivalents	2,184,000	(2,416,000)
Cash and cash equivalents at beginning of the period	8,144,000	15,511,000
Cash and cash equivalents at end of the period	$10,328,000	$13,095,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$11,000	$27,000
Income taxes	2,000	385,000

See accompanying notes to condensed consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 3, 2009
(Unaudited)

1.                                      BASIS OF PRESENTATION, ORGANIZATION AND OPERATIONS OF THE COMPANY

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments, which consist of only normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the consolidated results for the interim periods presented.  Results for the interim period are not necessarily indicative of results for the full year.  Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  The consolidated financial statements should be read in conjunction with Willdan Group, Inc.’s 2008 Annual Report on Form 10-K filed on April 2, 2009.

Nature of Business

Willdan Group, Inc. and subsidiaries (“Willdan Group” or the “Company”) is a provider of outsourced and consulting services to small and mid-sized public agencies in California and other western states.  Outsourcing enables these agencies to provide a wide range of specialized services without having to incur and maintain the overhead necessary to develop staffing in-house.  The Company provides a broad range of services to public agencies and, to a lesser extent, private industry and public utilities, including civil engineering, building and safety services, geotechnical engineering, financial and economic consulting, energy efficiency, water conservation, renewable energy, disaster preparedness and homeland security.  Clients primarily consist of cities, counties, redevelopment agencies, water districts, school districts and universities, state agencies, federal agencies, a variety of other special districts and agencies, and tribal governments.

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

The value of retainage is included in accounts receivable in the accompanying consolidated financial statements.  Retainage represents the billed amount that is retained by the customer, in accordance with the terms of the contract, generally until performance is substantially complete.  At April 3, 2009 and January 2, 2009, the Company had retained accounts receivable of approximately $19,000 and $17,000, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, income tax receivable, excess of outstanding checks over bank balance, accounts payable, accrued liabilities, notes payable and purchase price payable.  Pursuant to SFAS No. 157, Fair Value Measurements , the fair value of the Company’s cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.  We believe that the recorded values of all of our other financial instruments approximate their current values because of their nature and respective durations.

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

2.                                      RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141R).  SFAS 141R establishes the principles and requirements for how an acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141R makes significant changes to existing accounting practices for acquisitions.  SFAS 141R is to be applied prospectively to business combinations consummated on or after the beginning of the first annual reporting period on or after December 15, 2008.  The Company adopted the new standard effective January 3, 2009 and the adoption did not have any effect on its financial statements and disclosures.

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP 142-3 will be effective for fiscal years beginning after December 15, 2008. The Company adopted FSP 142-3 on January 3, 2009 and this had no effect on its financial statements.

3.                                      BUSINESS COMBINATION

On June 9, 2008, the Company acquired all of the outstanding stock of Willdan Energy Solutions, formerly known as Intergy Corporation, a California—based consulting company that assists companies, institutions and agencies with planning and implementing their energy efficiency, water conservation and renewable energy strategies. The acquisition cost recorded by the Company as of April 3, 2009 was $11.7 million, consisting of $9.9 million in cash paid at closing, a $0.2 million net asset value adjustment, a guaranteed payment of $1.0 million in cash due on or before June 24, 2009, and $0.6 million of transaction costs.  The acquisition cost may increase by up to $6.2 million if Willdan Energy Solutions achieves certain financial targets in the first three years following the acquisition.  The acquisition cost was allocated as follows:

Current assets	$3,242,000
Equipment	49,000
Backlog	1,264,000
Customer relationships	272,000
Other assets	8,000
Current liabilities	(1,502,000)
Goodwill	8,388,000
Total	$11,721,000

The Company has preliminarily estimated the fair values of the assets acquired and the liabilities assumed.  The Company will finalize the fair value estimates within twelve months of the acquisition date.

Unaudited pro forma consolidated statements of operations for the three months ended March 28, 2008 as though Willdan Energy Solutions had been acquired as of the first day of the period presented is as follows:

March 28,
2008

Contract revenue	$19,871,000

Income from operations	349,000
Net income	240,000
Basic and diluted earnings per share	$0.03

4.                                      GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying value of goodwill by reporting unit for the three months ended April 3, 2009 were as follows:

	January 2, 2009	Additional Purchase Cost	April 3, 2009
Reporting Unit:
Energy Solutions	$8,382,000	$6,000	$8,388,000
Financial Services	2,763,000	—	2,763,000

	$11,145,000	$6,000	$11,151,000

The gross amounts and accumulated amortization of the Company’s acquired identifiable intangible assets with finite useful lives as of April 3, 2009 and January 2, 2009, included in Intangible assets, net in the accompanying Consolidated Balance Sheets, were as follows:

	April 3, 2009		January 2, 2009
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization	Amortization Period (yrs)
Backlog	$1,264,000	$512,000	$1,264,000	$355,000	2
Customer relationships	272,000	31,000	272,000	22,000	7
Training materials/courses	282,000	94,000	282,000	80,000	5
Non-compete agreements	30,000	27,000	30,000	24,000	3

	$1,848,000	$664,000	$1,848,000	$481,000

At the time of acquisition, the Company estimates the fair value of the acquired identifiable intangible assets based upon the facts and circumstances related to the particular intangible asset. Inherent in such estimates are judgments and estimates of future revenue, profitability, cash flows and appropriate discount rates for any present value calculations. The Company preliminarily estimates the value of the acquired identifiable intangible assets and then finalizes the estimated fair values during the purchase allocation period, which does not extend beyond 12 months from the date of acquisition. As of April 3, 2009, the final purchase allocation for Willdan Energy Solutions, formerly known as Intergy Corporation, was not yet finalized.

For the three months ended April 3, 2009 and March 28, 2008, the Company’s amortization expense for acquired identifiable intangible assets with finite useful lives was $183,000 and $8,000, respectively. Estimated amortization expense for acquired identifiable intangible assets for the remainder of fiscal 2009 and the succeeding years is as follows:

Fiscal year:
2009	$546,000
2010	370,000
2011	85,000
2012	76,000
2013	51,000
Thereafter	56,000

$1,184,000

5.                                      EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consist of the following:

	April 3, 2009	January 2, 2009
Furniture and fixtures	$4,520,000	$4,680,000
Computer hardware and software	4,976,000	4,921,000
Leasehold improvements	768,000	772,000
Equipment under capital leases	790,000	790,000
Automobiles, trucks, and field equipment	412,000	419,000
	11,466,000	11,582,000
Accumulated depreciation and amortization	(9,376,000)	(9,205,000)
Equipment and leasehold improvements, net	$2,090,000	$2,377,000

6.                                      ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	April 3, 2009	January 2, 2009
Accrued bonuses	$66,000	$155,000
Paid leave bank	1,498,000	1,449,000
Compensation and payroll taxes	1,280,000	719,000
Accrued legal	64,000	54,000
Accrued workers’ compensation insurance	—	18,000
Litigation accrual	2,000	110,000
Accrued interest	4,000	4,000
Accrued rent	506,000	562,000
Employee withholdings	148,000	265,000
Client deposits	582,000	790,000
Other	1,280,000	1,127,000
Total accrued liabilities	$5,430,000	$5,253,000

7.                                      COMMITMENTS

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

The Company has a discretionary bonus plan for regional managers, division managers and others as determined by the Company president. Bonuses are awarded if certain financial goals are achieved. The financial goals are not stated in the plan; rather they are judgmentally determined each year by executive management. In addition, the board of directors may declare discretionary bonuses to key employees and all employees are eligible for what the Company refers to as the “hot hand” bonus program, which pays awards for outstanding performance.

Post employment health benefits

In May 2006, the Company’s board of directors approved providing lifetime health insurance coverage for Win Westfall, the Company’s former chief executive officer and current chairman of the board of directors, and his spouse, and for Linda Heil, the widow of the Company’s former chief executive officer, Dan Heil. Mrs. Heil is also a member of the Company’s board of directors. Additionally, the board approved health insurance coverage for Mrs. Heil’s two dependents until they no longer qualify for dependent coverage under the Company’s health insurance policy.

8.                                      INCOME TAXES

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

9.                                      SEGMENT INFORMATION

The Company has three segments: Engineering Services, Public Finance Services and Homeland Security Services. The Engineering Services segment includes Willdan Engineering, Willdan Geotechnical, Public Agency Resources, Willdan Resource Solutions and Willdan Energy Solutions. The Engineering Services segment performs services for a broad range of public agency clients and, to a lesser extent, private industry and public utilities, and offers a full complement of civil and geotechnical engineering, building and safety services, energy efficiency, sustainability, water conservation, construction management, and municipal planning services to clients throughout the western United States. The Public Finance Services segment, which consists of Willdan Financial Services, provides expertise and support for the various financing techniques employed by public agencies to finance their operations and infrastructure along with the mandated reporting and other requirements associated with these financings. The Homeland Security Services segment, which consists of Willdan Homeland Solutions, provides homeland security, management consulting and public safety consulting services to cities, counties and related municipal service agencies.

The accounting policies applied to determine the segment information are the same as those described in the summary of significant accounting policies, included in the Company’s 2008 Annual Report on Form 10-K filed on April 3, 2009.  There were no intersegment sales during the fiscal three months ended April 3, 2009 and March 28, 2008.  Management evaluates the performance of each segment based upon income or loss before year-end bonuses and income taxes.  Certain segment asset information including expenditures for long-lived assets has not been presented as it is not reported to or reviewed by the chief operating decision maker.  In addition, enterprise-wide service line contract revenue is not included as it is impracticable to report this information for each group of similar services.

Financial information with respect to the reportable segments for the fiscal three months ended April 3, 2009 and March 28, 2008 follows:

	Engineering Services	Public Finance Services	Homeland Security Services	Unallocated Corporate	Intersegment	Consolidated Total
Fiscal Three Months Ended April 3, 2009
Contract revenue	$13,311,000	$3,016,000	$858,000	$—	$—	$17,185,000
Segment (loss) profit before bonuses and income taxes	(837,000)	138,000	16,000	(21,000)	—	(704,000)
Net (loss) income	(521,000)	72,000	8,000	(13,000)	—	(454,000)
Segment assets	97,305,000	17,443,000	3,485,000	94,762,000	(165,080,000)	47,915,000

Fiscal Three Months Ended March 28, 2008
Contract revenue	$14,261,000	$3,208,000	$307,000	$—	$—	$17,776,000
Segment profit (loss) before bonuses and income taxes	103,000	451,000	(318,000)	(25,000)	—	211,000
Net income (loss)	55,000	269,000	(193,000)	(15,000)	—	116,000
Segment assets	28,399,000	10,913,000	644,000	29,903,000	(22,838,000)	47,021,000

10.                               CONTINGENCIES

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

County of San Diego v. Willdan, Superior Court of California, Riverside County

A complaint was filed against the Company on February 28, 2008 relating to a project for the reconstruction of a portion of Valley Center Road located in an unincorporated area of San Diego County. The Company completed the design and a contract was awarded to a construction contractor for construction of the improvements. The construction was originally scheduled for completion in December 2008; however completion has been delayed until fall 2009. The lawsuit alleges that the delays in construction were caused by errors and omissions in the Company’s preparation of reports and design and engineering of the project, resulting in additional design and construction costs, in an amount to be determined but believed to be in excess of $5.0 million. The Company denies the allegations asserted in the lawsuit and will vigorously defend against the claims. At April 3, 2009, the Company did not have a liability recorded on its balance sheet related to this complaint.

Topaz v. City of Laguna Beach, Superior Court of California, Orange County

This suit concerns a project by the City of Laguna Beach to reconstruct a retaining wall supporting a city road. The Company served as the construction observer for this project and designed the retaining wall. Subsequent to completion of the project, a slope below the retaining wall failed damaging the plaintiffs’ residence. The retaining wall did not fail. The construction work was performed from February to March 2005 and the slope failure occurred in June 2005. The plaintiffs were not injured in the incident. The plaintiffs allege that the City of Laguna Beach violated its own ordinances by not obtaining appropriate geotechnical data during the design stage and by allowing the work to be constructed during the rainy season. The lawsuit names Merit Engineering, the project designer, Peterson-Chase Engineering, the general contractor and the Company, the construction observer, as defendants. The Company was named as a defendant in the first amended complaint filed on October 17, 2007. The plaintiffs filed a mediation brief on April 25, 2008 indicating damages to real and personal property in the amount of $0.8 million and general damages between $1.6 million and $4.7 million. A cross-complaint has been filed in the action by Peterson-Chase Engineering against the Company seeking equitable apportionment. The Company denies the allegations asserted in the lawsuit and cross-complaint and will vigorously defend against the claims. At April 3, 2009, the Company did not have a liability recorded on its balance sheet related to this complaint.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements included elsewhere in this Quarterly Report and the audited financial statements for the year ended January 2, 2009, included in our Annual Report on Form 10-K (File No. 001-33076).  This Quarterly Report contains, in addition to historical information, forward-looking statements, which involve risk and uncertainties.  The words “believe”, “expect”, “estimate”, “may”, “will”, “could”, “plan”, or “continue” and similar expressions are intended to identify forward-looking statements.  Our actual results could differ significantly from the results discussed in such forward-looking statements.

Overview

We are a provider of outsourced and consulting services to small and mid-sized public agencies in California and other western states. Outsourcing enables these agencies to provide a wide range of specialized services, without having to incur and maintain the overhead necessary to develop staffing in-house. We provide a broad range of services to public agencies and to a lesser extent, private industry and public utilities, including:

•                  Civil Engineering;

•                  Building and Safety Services;

•                  Geotechnical Engineering;

•                  Energy Efficiency Consulting;

•                  Financial and Economic Consulting; and

•                  Disaster Preparedness and Homeland Security.

We operate our business through a network of offices located throughout California and other western states and had a staff of 506 as of April 3, 2009 that includes licensed engineers and other professionals. Our core clients are public agencies in communities with populations ranging from 10,000 to 300,000 people. We believe communities of this size are underserved by large outsourcing companies that tend to focus on securing large federal and state projects, as well as projects for the private sector. We seek to establish close working relationships with our public agency clients and, over time, to expand the breadth and depth of the services we provide to them.

While we currently serve communities throughout the country, our business is concentrated in California and neighboring states. We provide services to approximately 60% of the 490 cities and over 60% of the 58 counties in California. We also serve special districts, school districts, a range of public agencies, and to a lesser extent, private industry and public utilities.

Willdan Group, Inc. is a Delaware corporation formed in 2006 for the purpose of effecting the reincorporation of The Willdan Group of Companies, a California corporation formed in 2001 to serve as our holding company. The reincorporation was completed effective June 30, 2006. We were founded over 40 years ago, and today consist of a family of wholly owned companies that operate within the following segments for financial reporting purposes:

Engineering Services.    Our Engineering Services segment includes the operations of our subsidiaries, Willdan Engineering, Willdan Geotechnical, Willdan Energy Solutions, Willdan Resource Solutions and Public Agency Resources (PARs). These businesses collectively provide a full complement of civil and geotechnical engineering, building and safety services, energy efficiency, sustainability, water conservation, construction management, and municipal planning services to public agencies and, to a lesser extent, private industry and public utilities. Additionally, PARs primarily provides staffing to Willdan Engineering. Willdan Engineering is our largest subsidiary and currently represents our core business.  Contract revenue for the Engineering Services segment represented 77.5% and 80.2% of our consolidated contract revenue for the three months ended April 3, 2009 and March 28, 2008, respectively.

Public Finance Services.    Our Public Finance Services segment consists of the business of our subsidiary, Willdan Financial Services, which offers financial and economic consulting services to public agencies. Contract revenue for the Public Finance Services segment represented 17.5% and 18.1% of our consolidated contract revenue for the three months ended April 3, 2009 and March 28, 2008, respectively.

Homeland Security Services.    Our Homeland Security Services segment consists of the business of our subsidiary, Willdan Homeland Solutions, which offers homeland security, management consulting and public safety consulting services.  Contract revenue for our Homeland Security Services segment represented 5.0% and 1.7% of our consolidated contract revenue for the three months ended April 3, 2009 and March 28, 2008, respectively.

Recent Developments

General economic conditions have recently declined due to a number of factors including slower economic activity, a lack of available credit, decreased consumer confidence and reduced corporate profits and capital spending. These conditions have led to a slowdown in construction, particularly residential housing construction, in the western United States. As a result of this slowdown, our engineering services segment has suffered declines in revenue and we have made several workforce reductions in order to align resources, primarily human capital, to workload. We believe that the reductions in workforce achieved through April 3, 2009 will be sufficient to align resources with future demand for our services. However, should the economic slowdown worsen, we will need to evaluate further reductions in headcount and facilities in geographic areas that are underperforming. We will also continue to focus on reducing discretionary expenditures and the efficient procurement of necessary services.

Declining revenue resulting from the economic conditions discussed above also contributed to us having two consecutive fiscal quarters during fiscal year 2008 with net income after taxes of less than $1.00, which violated one of the covenants in our revolving credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”) for the quarter ended September 26, 2008. Wells Fargo agreed to waive this default for the quarter ended

September 26, 2008, but in connection with such waiver, we amended the credit agreement to reduce the aggregate revolving loan commitment from $10.0 million to $5.0 million and amend certain financial covenants. For the year ended January 2, 2009, we also failed to meet our maximum net loss before tax covenant. In March 2009, Wells Fargo agreed to waive this default and eliminate or modify certain financial covenants in exchange for our agreement to cash collateralize the commitment and increase pricing. The terms of our amended credit agreement are discussed in more detail below under “—Liquidity and Capital Resources—Outstanding Indebtedness.” While we believe that our cash on hand, cash generated by operating activities and funds available under our amended credit facility with Wells Fargo will be sufficient to finance our operating activities for the next 12 months, if we do experience a cash flow shortage or violate the current terms of our credit agreement, we may have difficulty obtaining additional funds on favorable terms, if at all, in the current credit market.

On April 14, 2009, the board of directors agreed to increase the size of the board from seven directors to nine directors effective June 5, 2009. The board of directors, based on the recommendations of the Nominating and Corporate Governance Committee, nominated Raymond W. Holdsworth and Douglas J. McEachern to serve as directors of the Company. These nominations, along with the nominations of the incumbent board members, are subject to a vote of the stockholders at the annual meeting of the stockholders on June 5, 2009, as further described in our definitive proxy statement filed with the Securities and Exchange Commission on April 22, 2009.

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

Critical Accounting Policies

This discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the U.S., or GAAP. To prepare these financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses in the reporting period. Our actual results may differ from these estimates. We have provided a summary of our significant accounting policies in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 2, 2009. We describe below those accounting policies that require material subjective or complex judgments and that have the most significant impact on our financial condition and results of operations. Our management evaluates these estimates on an ongoing basis, based upon information currently available and on various assumptions management believes are reasonable as of the date of this report. The uncertainty inherent in such estimates and assumptions have been increased as a result of the general economic conditions discussed above in “—Recent Developments.”

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

Goodwill Impairment Valuation

The Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142) requires that we test goodwill, at least annually, for possible impairment. Accordingly, we complete our annual testing of goodwill as of the last day of the first month of our fourth fiscal quarter each year to determine whether there is impairment. In addition to our annual test, we regularly evaluate whether events and circumstances have occurred that may indicate a potential impairment of goodwill. We recognized impairment charges for fiscal year 2008 related to our Homeland Security Services reporting unit. Our Homeland Security Services reporting unit had no remaining goodwill following this impairment charge. We did not recognize any impairment charges for the three months ended April 3, 2009.

We test our goodwill for impairment at the level of our reporting units, which are components of our operating segments. The reporting units that have material amounts of goodwill are Willdan Energy Solutions, which is part of our engineering services segment, and Willdan Financial Services, which constitutes our public finance services segment. The process of testing goodwill for impairment involves the determination of the fair value of the applicable reporting units. To estimate the fair value of our reporting units, we have historically used an income approach based on a multiple of historical cash flows, management’s estimates of future cash flows and other market data. In fiscal year 2008, we expanded our methodology to include a market approach based upon multiples of EBITDA earned by similar public companies. For our fiscal year 2008 annual impairment test, we weighted the income approach and the market approach at 80% and 20%, respectively. The income approach was given a higher weight because it has a more direct correlation to the specific economics of the reporting units than the market approach, which is based on multiples of companies that, although comparable, may not provide the same mix of services as our reporting units.

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

Accounting for Claims Against the Company

We record liabilities to claimants for probable and estimable claims on our consolidated balance sheet in accrued liabilities, and record a corresponding receivable, which is included in other receivables, from our insurance company for the portion of the claim that will likely be covered by insurance. The estimated claim amount net of the amount estimated to be recoverable from the insurance company is included in our general and administrative expenses. Determining probability and estimating claim amounts is highly judgmental. Initial accruals and any subsequent changes in our estimates could have a material effect on our consolidated financial statements.

Results of Operations

The following table sets forth, for the periods indicated, certain information derived from our consolidated statements of operations expressed as a percentage of contract revenue.

	Three Months Ended
	April 3, 2009	March 28, 2008

Statement of Operations Data:
Contract revenue	100.0%	100.0%
Direct costs of contract revenue (exclusive if depreciation and amortization shown separately below):
Salaries and wages	27.9	31.2
Subconsultant services	14.1	7.2
Other direct costs	6.3	1.7
Total direct costs of contract revenue	48.3	40.1

General and administrative expenses:
Salaries and wages, payroll taxes, employee benefits	31.9	36.2
Facilities and facility related	6.6	6.4
Stock-based compensation	0.4	0.5
Depreciation and amortization	3.1	2.2
Other	13.9	14.3
Total general and administrative expenses	55.8	59.6
(Loss) income from operations	(4.1)	0.3

Other income (expense):
Interest income	0.1	0.8
Interest (expense) reversal	(0.1)	0.1
Total other income, net	0.0	0.9
(Loss) income before income tax expense	(4.1)	1.2
Income tax (benefit) expense	(1.5)	0.5
Net (loss) income	(2.6)%	0.7%

Three Months Ended April 3, 2009 Compared to Three Months Ended March 28, 2008

Contract revenue.    Our contract revenue was $17.2 million for the three months ended April 3, 2009, with $13.3 million attributable to the Engineering Services segment and $3.0 million attributable to the Public Finance Services segment.  Our Homeland Security Services segment generated $0.9 million during this period.  Consolidated contract revenue decreased $0.6 million, or 3.4%, to $17.2 million for the three months ended April 3, 2009, from $17.8 million for the three months ended March 28, 2008.  This was due primarily to a decrease of $1.0 million, or 7.0%, in contract revenue for the Engineering Services segment primarily as a result of the continuing decline in our building and safety projects which is directly and indirectly affected by the residential housing market.  Contract revenue in the Public Finance Services segment decreased $0.2 million, or 6.2%, from $3.2 million to $3.0 million for the three months ended April 3, 2009 as compared to the three months ended March 28, 2008.  Contract revenue for our Homeland Security Services segment increased $0.6 million, or 200%, from $0.3 million to $0.9 million in the three months ended April 3, 2009 as compared to the three months ended March 28, 2008.

Contract revenue for the Engineering Services segment has been significantly impacted by the decline in the California residential housing market and state and local government budget cuts. A source of revenue in our Engineering Services segment is fees assessed for building permits. Since the second half of fiscal 2007, we have experienced reductions in revenue from these fees because of the continuing slowdown in residential construction in the western United States. The $1.0 million decrease in contract revenue for the Engineering Services segment is net of an increase of $3.6 million of revenue recognized by Willdan Energy Solutions in the first quarter of fiscal 2009. Revenue in the Public Finance Services segment decreased primarily due to lower levels of activity in the financial consulting business as a result of the general downturn in macro-economic conditions. Revenue in the Homeland Security Services segment has increased due to an increase in our emergency response training courses, particularly in Southern California. Additionally, our Homeland Security Services segment has expanded its service offerings beyond its traditional training services to include training exercises and management consulting services.

Direct costs of contract revenue.    Direct costs of contract revenue were $8.3 million for the three months ended April 3, 2009, with $7.1 million attributable to the Engineering Services segment and $0.8 million attributable to the Public Finance Services segment.  The additional $0.4 million is attributable to direct costs of contract revenue for our Homeland Security Services segment.  Direct costs of contract revenue for the Engineering Services segment for the three months ended April 3, 2009 includes $2.5 million relating to Willdan Energy Solutions.  Overall, direct costs increased by $1.2 million, or 16.4%, to $8.3 million for the three months ended April 3, 2009, from $7.1 million for the three months ended March 28, 2008.  This increase is attributable to increases in direct costs within our Engineering Services and Homeland Security Services segments of $0.9 million and $0.3 million, respectively. Direct costs within the Public Finance Services segment remained flat.

Direct costs increased as a result of increases in subconsultant services and other direct costs of $1.2 million and $0.8 million, respectively, partially offset by a decrease in salaries and wages of $0.8 million. Within direct costs of contract revenue, salaries and wages decreased to 27.9% of contract revenue for the three months ended April 3, 2009 from 31.2% for the three months ended March 28, 2008. Comparing those same periods, subconsultant services increased to 14.1% of contract revenue from 7.2% of contract revenue. Direct costs, and in particular subconsultant costs, increased primarily due to our acquisition of Willdan Energy Solutions in June 2008.  Willdan Energy Solutions generally utilizes a higher percentage of subconsultants than our other subsidiaries.

General and administrative expenses.    General and administrative expenses decreased by $1.0 million, or 9.4%, to $9.6 million for the three months ended April 3, 2009 from $10.6 million for the three months ended March 28, 2008.  This was due primarily to a decrease of $0.9 million in general and administrative expenses of the Engineering Services segment, net of the increase in general and administrative expenses incurred due to our acquisition of Willdan Energy Solutions in June 2008.  General and administrative expenses increased by $0.1 million for our Public Finance Services segment and decreased by 0.1 million for our Homeland Security Services segment, and our unallocated corporate expenses decreased by $0.1 million.  General and administrative expenses as a percentage of contract revenue decreased to 55.8% for the three months ended April 3, 2009 from 59.6% for the three months ended March 28, 2008.

The $1.0 million decrease in general and administrative expenses primarily relates to decreases in salaries and wages, payroll taxes and employee benefits and other general and administrative expenses. The reduction in employee related costs primarily resulted from reductions in headcount and cost control measures. As discussed above under “—Components of Income and Expense—Direct Costs of Contract Revenue,” we do not allocate that portion of salaries and wages not related to time spent directly generating revenue to direct costs of contract revenue.  The reduction in other general and administrative expenses primarily related to cost control measures and reductions in marketing and auto expenses.

 (Loss) income from operations.    As a result of the above factors, our operating loss was $0.7 million for the three months ended April 3, 2009 as compared to operating income of $43,000 for the three months ended March 28, 2008.  Income (loss) from operations as a percentage of contract revenue was (4.1)% for the three months ended April 3, 2009, a decrease from 0.3% in the prior year period.

Other income (expense).    Other income (expense), net was $1,000 for the three months ended April 3, 2009, as compared to $0.2 million for the three months ended March 28, 2008. The decrease is primarily the result of reduced interest income due to the cash required for the Willdan Energy Solutions acquisition on June 9, 2008.

Net (loss) income.  As a result of the above factors, net loss was $0.5 million for the three months ended April 3, 2009 compared to net income of $0.1 million for the three months ended March 28, 2008.

Liquidity and Capital Resources

As of April 3, 2009, we had $10.3 million of cash and cash equivalents. Our primary sources of liquidity are cash generated from operations and funds available under our revolving line of credit.  We believe that our cash and cash equivalents on hand, cash generated by operating activities and funds available under our credit facility will be sufficient to finance our operating activities for at least the next 12 months.

Cash flows from operating activities

Cash flows provided by operating activities were $1.6 million for the three months ended April 3, 2009 compared to cash flows provided by operating activities of $1.0 million for the three months ended March 28, 2008.  The cash flows provided by operating activities in the three months ended April 3, 2009 were comparatively higher than in the three months ended March 28, 2008 due primarily to the net changes in the balances of accrued liabilities, billings in excess of costs and estimated earnings on uncompleted contracts and estimated earnings in excess of billings on uncompleted contracts.  These increases in cash provided by operating activities were partially offset by decreases resulting primarily from the change in net balances of prepaid expenses and other current assets and accounts payable along with the net loss incurred for the 2009 period versus net income for the 2008 period.

Cash flows from investing activities

Cash flows used in investing activities were $0.1 million for the three months ended April 3, 2009 compared to $3.2 million for the three months ended March 28, 2008.  Cash flows used in investing activities for the three months ended April 3, 2009 were comparatively lower than in the three months ended March 28, 2008 primarily due to net purchases of liquid investments totaling $3.0 million in the 2008 period compared to no net purchases of liquid investments in the 2009 period.

Cash flows from financing activities

Cash flows provided by financing activities were $0.6 million for the three months ended April 3, 2009 compared to $0.2 million used in financing activities for the three months ended March 28, 2008.  This net change of $0.8 million resulted primarily from a $0.4 million change for the excess of outstanding checks over bank balance and a $0.4 million reduction in payments on notes payable.

Outstanding indebtedness

We currently have a revolving line of credit with Wells Fargo Bank, National Association (“Wells Fargo”), which was amended on March 30, 2009. We have also financed, from time to time, insurance premiums by entering into unsecured notes payable with insurance companies. During our annual insurance renewals in the fourth quarter of our fiscal year ended January 2, 2009, we elected not to finance our insurance premiums for the upcoming fiscal year.

Under the terms of our credit agreement with Wells Fargo, we can borrow up to $5.0 million from time to time (as may be limited by the covenants in the credit agreement as discussed below) up to and until January 1, 2010. Loans made under the revolving line of credit will accrue interest at either (i) the floating rate equal to the prime rate in effect from time to time or (ii) the fixed rate of 1.75% above LIBOR, at our election. For prime rate loans, the interest rate will be adjusted when each prime rate change by the bank is announced and becomes effective. There were no outstanding borrowings under this agreement as of April 3, 2009, nor were there any borrowings under the credit agreement since the inception of the agreement.

 Borrowings under the credit agreement are secured by all of our accounts receivable and other rights to payment, general intangibles, inventory and equipment, including those of our subsidiaries. In addition, borrowings under the credit agreement are secured by investments we hold in a securities account at Wells Fargo that must at all times have a collateral value of at least $5.0 million. Each of our subsidiaries (except Public Agency Resources and Willdan Resource Solutions) has signed an unconditional guaranty of our obligations under the agreements.

 The credit agreement contains customary representations and affirmative covenants, including a covenant to maintain a tangible net worth of at least $18.0 million at all times. Tangible net worth is defined in the credit agreement as stockholders’ equity less intangible assets and loans or advances to, or investments in, any related entities or individuals. As of April 3, 2009, our tangible net worth as defined under our credit agreement was $21.7 million(1).

The credit agreement also includes customary negative covenants, including a covenant that prohibits the incurrence of additional indebtedness by us or our subsidiaries other than purchase money indebtedness not to exceed $2.0 million and indebtedness existing on the date of the credit agreement, and a covenant that prohibits

(1)  Tangible net worth is a supplemental measure used in our credit agreement. If we do not maintain tangible net worth of at least $18.0 million, Wells Fargo could choose to accelerate any loans then outstanding under the facility or refuse to make additional loans to us under the facility. Management therefore believes that presentation of tangible net worth as defined in the credit agreement is useful to investors because it helps them understand how our tangible net worth compares to the financial covenant contained in our credit agreement and whether we are close to violating such covenant. Management also reviews tangible net worth to ensure it will continue to have access to its financing sources. Tangible net worth is defined in the credit agreement as the “aggregate of total stockholders’ equity less any intangible assets and less any loans or advances to, or investments in, any related entities or individuals.” This definition of tangible net worth may differ from those of many companies reporting similarly named measures. This measure should be considered in addition to, and not as a substitute for or superior to, other measures of financial performance prepared in accordance with U.S. generally accepted accounting principles, or GAAP, such as stockholders’ equity. Tangible net worth is not a recognized term under GAAP and does not purport to be an alternative to stockholders’ equity as an indicator of net worth or any other GAAP measure.

The following is a reconciliation of stockholders’ equity to tangible net worth:

April 3, 2009

Stockholders’ equity	$33,997,000
Goodwill and other intangibles, net	(12,335,000)
Related party loans, advances or investments	—

Tangible net worth	$21,662,000

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

Contractual obligations

We had no material changes in commitments for long-term debt obligations, operating lease obligations or capital lease obligations as of April 3, 2009, as compared to those disclosed in our table of contractual obligations included in our Annual Report on Form 10-K for the year ended January 2, 2009.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141R). SFAS 141R establishes the principles and requirements for how an acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R makes significant changes to existing accounting practices for acquisitions. Under SFAS 141R, adjustments to the acquired entity’s deferred tax assets and uncertain tax position balances occurring outside the measurement period are recorded as a component of the income tax expense, rather than goodwill, which nullifies EITF 93-7, Uncertainties Related to Income Taxes in a Purchase Business Combination, (EITF 93-7). This requirement applies to all business combinations regardless of consummation date. SFAS 141R applies prospectively to business combinations, for which the acquisition date is on or after the beginning of the first annual reporting period on or after December 15, 2008, except for the transition provisions of EITF 93-7. We adopted SFAS 141R on January 3, 2009 and this had no effect on our financial statements.

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP 142-3 will be effective for fiscal years beginning after December 15, 2008. We adopted FSP 142-3 on January 3, 2009 and this had no effect on our financial statements.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

In addition to current and historical information, this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements relate to our future operations, prospects, potential products, services, developments and business strategies.  These statements can, in some cases, be identified by the use of words like “may,” “will,” “should,” “could,” “would,” “intend,” “expect,”  “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” or “continue” or the negative of such terms or other comparable terminology.  This report includes, among others, forward-looking statements regarding our:

•	expectations about positive cash flow generation and existing cash and investments being sufficient to meet normal operating requirements;

•	expectations about our access to capital markets;

•	expectations about future customers;

•	expectations about expanded service offerings;

•	expectations about our ability to cross-sell additional services to existing clients;

•	expectations about our intended geographical expansion;

•	expectations about our ability to attract executive officers and key employees; and

•	evaluation of the materiality of our current legal proceedings.

These statements involve certain known and unknown risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements.  The forward-looking statements in this report, as well as subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, are hereby expressly qualified in their entirety by the cautionary statements in this report, including the risk factors in our Form 10-K for the year ended January 2, 2009.  We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances.

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

We had cash and cash equivalents of $10.3 million as of April 3, 2009. This amount includes $0.4 million invested in the Wells Fargo Stage Coach Sweep Investment Account, $6.0 million invested in the Wells Fargo Money Market Mutual Fund and $2.3 million invested in the Wells Fargo Advantage Heritage Fund. The balance of $1.6 million represents cash on hand in business checking accounts. Although these investments are subject to variable interest rates, we do not believe we are subject to significant market risk for these short-term investments.

We do not engage in trading activities and do not participate in foreign currency transactions or utilize derivative financial instruments. Additionally, as of April 3, 2009, we did not have any outstanding debt under our revolving credit facility that bears interest at variable or fixed rates.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of April 3, 2009.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, as of April 3, 2009.  No change in our internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Topaz v. City of Laguna Beach, Superior Court of California, Orange County

This suit concerns a project by the City of Laguna Beach to reconstruct a retaining wall supporting a city road. We served as the construction observer for this project and designed the retaining wall. Subsequent to completion of the project, a slope below the retaining wall failed damaging the plaintiffs’ residence. The retaining wall did not fail. The construction work was performed from February to March 2005 and the slope failure occurred in June 2005. The plaintiffs were not injured in the incident. The plaintiffs allege that the City of Laguna Beach violated its own ordinances by not obtaining appropriate geotechnical data during the design stage and by allowing the work to be constructed during the rainy season. The lawsuit names Merit Engineering, the project designer, Peterson-Chase Engineering, the general contractor and us, the construction observer, as defendants. We were named as a defendant in the first amended complaint filed on October 17, 2007. The plaintiffs filed a mediation brief on April 25, 2008 indicating damages to real and personal property in the amount of $0.8 million and general damages between $1.6 million and $4.7 million. A cross-complaint has been filed in the action by Peterson-Chase against us seeking equitable apportionment. We deny the allegations asserted in the lawsuit and cross-complaint and will vigorously defend against the claims.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Exhibit Description
3.1	Articles of Incorporation of Willdan Group, Inc., including amendments thereto(1)
3.2	Bylaws of Willdan Group, Inc.(1)
10.1	Fourth Amendment to Credit Agreement, entered into on March 30, 2009, between Willdan Group, Inc. and Wells Fargo Bank, National Association(2)
10.2	Revolving Line of Credit Note for $5,000,000, dated March 30, 2009, by Willdan Group, Inc. in favor of Wells Fargo Bank, National Association(2)
10.3	Security Agreement: Securities Account, dated March 30, 2009, between Willdan Group, Inc. and Wells Fargo Bank, National Association, relating to the Revolving Line of Credit Note in 10.2(2)
10.4	Amendment to Executive Employment Agreement between Willdan Group, Inc. and Kimberly D. Gant dated April 22, 2009*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002*

*          Filed herewith.

(1)        Incorporated by reference to Willdan Group, Inc.’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on August 9, 2006, as amended (File No. 333-136444).

(2)        Incorporated by reference to Willdan Group, Inc.’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 2, 2009.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLDAN GROUP, INC.

By:	/s/ Kimberly D. Gant
Kimberly D. Gant
Chief Financial Officer, Senior Vice President
Date: May 14, 2009