Form 10-Q
period 2009-07-03
Willdan Group, Inc.
filed 2009-08-13
CIK 1370450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2009

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

As of July 31, 2009, there were 7,207,956 shares of common stock, $0.01 par value per share, of Willdan Group, Inc. issued and outstanding.

WILLDAN GROUP, INC.
FORM 10-Q QUARTERLY REPORT

ii

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	July 3, 2009	January 2, 2009

Assets
Current assets:
Cash and cash equivalents	$8,703,000	$8,144,000
Accounts receivable, net of allowance for doubtful accounts of $1,175,000 and $662,000 at July 3, 2009 and January 2, 2009, respectively	9,885,000	12,862,000
Costs and estimated earnings in excess of billings on uncompleted contracts	8,304,000	8,281,000
Income tax receivable	1,582,000	956,000
Other receivables	83,000	48,000
Prepaid expenses and other current assets	1,646,000	1,784,000
Total current assets	30,203,000	32,075,000

Equipment and leasehold improvements, net	1,786,000	2,377,000
Goodwill	13,093,000	11,145,000
Other intangible assets, net	176,000	1,367,000
Other assets	346,000	373,000
Deferred income taxes, net of current portion	233,000	233,000
Total assets	$45,837,000	$47,570,000

Liabilities and Stockholders’ Equity
Current liabilities:
Excess of outstanding checks over bank balance	$878,000	$448,000
Accounts payable	1,384,000	2,111,000
Purchase price payable	1,323,000	1,000,000
Accrued liabilities	4,815,000	5,253,000
Billings in excess of costs and estimated earnings on uncompleted contracts	799,000	704,000
Current portion of notes payable	43,000	52,000
Current portion of capital lease obligations	131,000	168,000
Current portion of deferred income taxes	2,519,000	2,519,000
Total current liabilities	11,892,000	12,255,000

Notes payable, less current portion	—	17,000
Capital lease obligations, less current portion	98,000	157,000
Deferred lease obligations	675,000	805,000
Total liabilities	12,665,000	13,234,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized: 7,188,000 and 7,164,000 shares issued and outstanding at July 3, 2009 and January 2, 2009, respectively	72,000	72,000
Additional paid-in capital	33,272,000	33,084,000
(Accumulated deficit) retained earnings	(172,000)	1,180,000
Total stockholders’ equity	33,172,000	34,336,000
Total liabilities and stockholders’ equity	$45,837,000	$47,570,000

See accompanying notes to condensed consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2009	2008	2009	2008

Contract revenue	$15,484,000	$17,807,000	$32,669,000	$35,583,000

Direct costs of contract revenue (exclusive of depreciation and amortization shown separately below):
Salaries and wages	4,502,000	5,538,000	9,292,000	11,082,000
Subconsultant services	2,182,000	1,539,000	4,608,000	2,814,000
Other direct costs	740,000	522,000	1,827,000	837,000
Total direct costs of contract revenue	7,424,000	7,599,000	15,727,000	14,733,000

General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	5,066,000	5,927,000	10,548,000	12,369,000
Facilities and facility related	1,098,000	1,174,000	2,236,000	2,322,000
Stock-based compensation	73,000	61,000	142,000	154,000
Depreciation and amortization	704,000	440,000	1,229,000	834,000
Other	2,552,000	2,736,000	4,925,000	5,258,000
Total general and administrative expenses	9,493,000	10,338,000	19,080,000	20,937,000
(Loss) from operations	(1,433,000)	(130,000)	(2,138,000)	(87,000)

Other income (expense):
Interest income	11,000	93,000	23,000	241,000
Interest expense	(9,000)	(22,000)	(20,000)	(2,000)
Other, net	(3,000)	20,000	(3,000)	20,000
Total other income, net	(1,000)	91,000	—	259,000
(Loss) income before income tax expense	(1,434,000)	(39,000)	(2,138,000)	172,000

Income tax (benefit) expense	(536,000)	16,000	(786,000)	111,000
Net (loss) income	$(898,000)	$(55,000)	$(1,352,000)	$61,000

(Loss) earnings per share:
Basic and diluted	$(0.12)	$(0.01)	$(0.19)	$0.01

Weighted-average shares outstanding:
Basic	7,188,000	7,156,000	7,178,000	7,156,000
Diluted	7,188,000	7,157,000	7,178,000	7,157,000

See accompanying notes to condensed consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	July 3, 2009	June 27, 2008
Cash flows from operating activities:
Net (loss) income	$(1,352,000)	$61,000
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,229,000	834,000
Lease abandonment/recapture expense	(19,000)	—
Loss on sale of equipment	3,000	20,000
Allowance for doubtful accounts	537,000	146,000
Stock-based compensation	142,000	154,000
Changes in operating assets and liabilities:
Accounts receivable	2,440,000	1,511,000
Costs and estimated earnings in excess of billing on uncompleted contracts	(23,000)	(237,000)
Income tax receivable	(626,000)	—
Other receivables	(35,000)	(10,000)
Prepaid expenses and other current assets	138,000	443,000
Other assets	27,000	(86,000)
Accounts payable	(727,000)	476,000
Accrued liabilities	(438,000)	(1,290,000)
Billings in excess of costs and estimated earnings on uncompleted contracts	95,000	(109,000)
Deferred lease obligations	(111,000)	(28,000)
Net cash provided by operating activities	1,280,000	1,885,000

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(66,000)	(369,000)
Proceeds from sale of equipment	—	49,000
Payments for business acquisition, net of cash acquired	(1,009,000)	(9,760,000)
Purchase of liquid investments	—	(7,100,000)
Proceeds from sale of liquid investments	—	7,025,000
Net cash used in investing activities	(1,075,000)	(10,155,000)

Cash flows from financing activities:
Changes in excess of outstanding checks over bank balance	430,000	(196,000)
Payments on notes payable	(26,000)	(772,000)
Principal payments on capital leases	(96,000)	(88,000)
Proceeds from employee stock purchase plan	46,000	41,000
Net cash provided by (used) in financing activities	354,000	(1,015,000)
Net increase (decrease) in cash and cash equivalents	559,000	(9,285,000)
Cash and cash equivalents at beginning of the period	8,144,000	15,511,000
Cash and cash equivalents at end of the period	$8,703,000	$6,226,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$21,000	$50,000
Income taxes	1,000	636,000

Supplemental disclosures of noncash investing and financing activities:
Equipment acquired under capital leases	$—	$29,000
Note payable issued in connection with acquisition of assets	—	100,000
Purchase price payable	1,323,000	1,000,000

See accompanying notes to condensed consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 3, 2009
(Unaudited)

1.                                                              BASIS OF PRESENTATION, ORGANIZATION AND OPERATIONS OF THE COMPANY

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments, which consist of only normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the consolidated results for the interim periods presented.  Results for the interim period are not necessarily indicative of results for the full year.  Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  The consolidated financial statements should be read in conjunction with Willdan Group, Inc.’s 2008 Annual Report on Form 10-K filed on April 2, 2009. For the period ended July 3, 2009, the Company evaluated the need to disclose subsequent events through August 13, 2009, the date the financial statements were issued.

Nature of Business

Willdan Group, Inc. and its subsidiaries (“Willdan Group” or the “Company”) are providers of outsourced and consulting services to small and mid-sized public agencies in California and other western states.  Outsourcing enables these agencies to provide a wide range of specialized services without having to incur and maintain the overhead necessary to develop staffing in-house.  The Company provides a broad range of services to public agencies and, to a lesser extent, private industry and public utilities, including civil engineering, building and safety services, geotechnical engineering, financial and economic consulting, energy efficiency, water conservation, renewable energy, disaster preparedness and homeland security.  Clients primarily consist of cities, counties, redevelopment agencies, water districts, school districts and universities, state agencies, federal agencies, a variety of other special districts and agencies, and tribal governments.

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

The value of retainage is included in accounts receivable in the accompanying consolidated financial statements.  Retainage represents the billed amount that is retained by the customer, in accordance with the terms of the contract, generally until performance is substantially complete.  At July 3, 2009 and January 2, 2009, the Company had retained accounts receivable of approximately $22,000 and $17,000, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, income tax receivable, excess of outstanding checks over bank balance, accounts payable, accrued liabilities, notes payable and purchase price payable.  Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, the fair value of the Company’s cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.  We believe that the recorded values of all of our other financial instruments approximate their current values because of their nature and respective durations.

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS 165). SFAS 165 requires disclosure of the date through which a company evaluated the need to disclose events that occurred subsequent to the balance sheet date and whether that date represents the date the financial statements were issued or were available to be issued. The Company adopted SFAS 165 for the period ended July 3, 2009 and the adoption of SFAS 165 did not have any effect on its consolidated financial position, results of operations or cash flows.

3.                                                              BUSINESS COMBINATION

On June 9, 2008, the Company acquired all of the outstanding stock of Willdan Energy Solutions, formerly known as Intergy Corporation, a California-based consulting company that assists companies, institutions and agencies with planning and implementing their energy efficiency, water conservation and renewable energy strategies. The acquisition cost recorded by the Company as of July 3, 2009 was $13.0 million, consisting of $9.9 million in cash paid at closing, a $0.2 million net asset value adjustment, a guaranteed payment of $1.0 million in cash paid in June 2009, an accrued earnout payment of $1.3 million and $0.6 million of transaction costs.  The acquisition cost may increase by up to $6.2 million if Willdan Energy Solutions achieves certain financial targets in the first three years following the acquisition.  The Company has finalized its estimates of fair values of the assets acquired and the liabilities assumed and the acquisition cost was allocated as follows:

Current assets	$3,242,000
Equipment	49,000
Backlog	920,000
Other assets	8,000
Current liabilities	(1,502,000)
Goodwill	10,330,000
Total	$13,047,000

Unaudited pro forma consolidated statements of operations for the three and six months ended June 27, 2008 as though Willdan Energy Solutions had been acquired as of the first day of the period presented is as follows:

	Three Months Ended	Six Months Ended
	June 27,	June 27,
	2008	2008

Contract revenue	$20,353,000	$40,224,000

Income from operations	306,000	592,000
Net income	164,000	350,000
Basic and diluted earnings per share	$0.02	$0.05

4.                                                              GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying value of goodwill by reporting unit for the six months ended July 3, 2009 were as follows:

	January 2, 2009	Goodwill Additions	Change in Estimate	July 3, 2009
Reporting Unit:
Energy Solutions	$8,382,000	$1,332,000	$616,000	$10,330,000
Financial Services	2,763,000	—	—	2,763,000

	$11,145,000	$1,332,000	$616,000	$13,093,000

The change in estimate to the carrying value of goodwill for Energy Solutions was a result of the final determination of the fair value of the acquired intangible assets of Willdan Energy Solutions whereby goodwill was increased by $616,000 and the estimated fair value of other acquired intangibles was reduced by the same amount. The accrual of $1,323,000 of additional purchase price payable as a result of Willdan Energy Solutions achieving certain financial targets through July 3, 2009, the end of the first earnout period, also resulted in an increase to goodwill. The acquisition cost may increase an additional $4.9 million by the end of the Company’s second fiscal quarter of 2011 if the financial targets specified in the purchase agreement are achieved by Willdan Energy Solutions.

The gross amounts and accumulated amortization of the Company’s acquired identifiable intangible assets with finite useful lives as of July 3, 2009 and January 2, 2009, included in Intangible assets, net in the accompanying Consolidated Balance Sheets, were as follows:

	July 3, 2009		January 2, 2009
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization	Amortization Period (yrs)
Backlog	$920,000	$920,000	$1,264,000	$355,000	1
Customer relationships	—	—	272,000	22,000	7
Training materials/courses	282,000	107,000	282,000	80,000	5
Non-compete agreements	30,000	29,000	30,000	24,000	3

	$1,232,000	$1,056,000	$1,848,000	$481,000

At the time of acquisition, the Company estimated the fair value of the acquired identifiable intangible assets based upon the facts and circumstances related to the particular intangible asset. Inherent in such estimates are judgments and estimates of future revenue, profitability, cash flows and appropriate discount rates for any present value calculations. The Company preliminarily estimated the value of the acquired identifiable intangible assets and then finalized the estimated fair values during the purchase allocation period, which did not extend beyond 12 months from the date of acquisition. During the fiscal three months ended July 3, 2009, the final purchase allocation for Willdan Energy Solutions, formerly known as Intergy Corporation, was finalized.

For the fiscal three and six months ended July 3, 2009, the Company’s amortization expense for acquired identifiable intangible assets with finite useful lives was $392,000 and $575,000, respectively, compared to $54,000 and $61,000 for the fiscal three  and six months ended June 27, 2008, respectively. Estimated amortization expense for acquired identifiable intangible assets for the remainder of fiscal 2009 and the succeeding years is as follows:

Fiscal year:
2009	$27,000
2010	54,000
2011	46,000
2012	37,000
2013	12,000

$176,000

5.                                                              EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consist of the following:

	July 3, 2009	January 2, 2009
Furniture and fixtures	$4,520,000	$4,680,000
Computer hardware and software	4,655,000	4,921,000
Leasehold improvements	772,000	772,000
Equipment under capital leases	790,000	790,000
Automobiles, trucks, and field equipment	408,000	419,000
	11,145,000	11,582,000
Accumulated depreciation and amortization	(9,359,000)	(9,205,000)
Equipment and leasehold improvements, net	$1,786,000	$2,377,000

6.                                                              ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	July 3, 2009	January 2, 2009
Accrued bonuses	$227,000	$155,000
Paid leave bank	1,496,000	1,449,000
Compensation and payroll taxes	641,000	719,000
Accrued legal	56,000	54,000
Accrued workers’ compensation insurance	1,000	18,000
Litigation accrual	—	110,000
Accrued interest	3,000	4,000
Accrued rent	379,000	562,000
Employee withholdings	150,000	265,000
Client deposits	808,000	790,000
Other	1,054,000	1,127,000
Total accrued liabilities	$4,815,000	$5,253,000

7.                                                              LINE OF CREDIT

Under the terms of the Company’s credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”), the Company can borrow up to $5.0 million from time to time (as may be limited by the covenants in the credit agreement as discussed below) up to and until January 1, 2010. Loans made under the revolving line of credit will accrue interest at either (i) the floating rate equal to the prime rate in effect from time to time or (ii) the fixed rate of 1.75% above LIBOR, at the Company’s election. For prime rate loans, the interest rate will be adjusted when each prime rate change by the bank is announced and becomes effective. There were no outstanding borrowings under this agreement as of July 3, 2009, nor have there been any borrowings under the credit agreement since the inception of the agreement in December 2007. Prior to the maturity of this credit agreement, the Company intends to renew the agreement under its existing terms for another one year term. However, no assurances can be made that the Company will be able to successfully extend this agreement.

Borrowings under the credit agreement are secured by all of the Company’s accounts receivable and other rights to payment, general intangibles, inventory and equipment, including those of the Company’s subsidiaries. In addition, borrowings under the credit agreement are secured by investments held in a securities account at Wells Fargo that must at all times have a collateral value of at least $5.0 million. Each of the Company’s subsidiaries (except Public Agency Resources and Willdan Resource Solutions) has signed an unconditional guaranty of the Company’s obligations under the agreements.

The credit agreement contains customary representations and affirmative covenants, including a covenant to maintain a tangible net worth of at least $18.0 million at all times. Tangible net worth is defined in the credit agreement as stockholders’ equity less intangible assets and loans or advances to, or investments in, any related entities or individuals. As of July 3, 2009, the Company’s tangible net worth as defined under the Company’s credit agreement was met.

The credit agreement also includes customary negative covenants, including a covenant that prohibits the incurrence of additional indebtedness by the Company or the Company’s subsidiaries other than purchase money indebtedness not to exceed $2.0 million and indebtedness existing on the date of the credit agreement, and a covenant that prohibits payment of dividends on the Company’s stock and redemptions, repurchases or other acquisitions of the Company’s stock; provided that the Company can repurchase stock with an aggregate fair market value up to $5.0 million in any calendar year. In addition, the credit agreement includes customary events of default for a credit facility. Upon a default, the interest rate will be increased by a default rate margin of 4.0%. Upon the occurrence of an event of default under the credit agreement, including a breach of any of the covenants discussed above, Wells Fargo has the option to make any loans then outstanding under the credit agreement immediately due and payable and is no longer obligated to extend further credit to the Company under the credit agreement.

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

Employee Benefit Plans

The Company has a qualified profit sharing plan (the Plan) pursuant to Code Section 401(a) and qualified cash or deferred arrangement pursuant to Code Section 401(k) covering substantially all employees. Employees may elect to contribute up to 50% of compensation or, if a lesser amount, the amount allowed by tax laws. Company contributions are made solely at the discretion of the Company’s board of directors.

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

Additional Purchase Price Payable related to the Willdan Energy Solutions Acquisition

As discussed in note 4, if certain financial targets are achieved by Willdan Energy Solutions over the two year period ending as of the last day of the Company’s second fiscal quarter of 2011, additional purchase price payments will be paid. The payments, which are payable in two installments based on financial targets for the first twelve months and then the second twelve months may not exceed $4.9 million, which is the $6.2 million maximum per the purchase agreement, reduced by the earnout amount accrued as of July 3, 2009.

9.                                                              INCOME TAXES

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

10.                                                       SEGMENT INFORMATION

The Company has three segments: Engineering Services, Public Finance Services and Homeland Security Services. The Engineering Services segment includes Willdan Engineering, Willdan Geotechnical, Public Agency Resources, Willdan Resource Solutions and Willdan Energy Solutions. The Engineering Services segment performs services for a broad range of public agency clients and, to a lesser extent, private industry and public utilities, and offers a full complement of civil and geotechnical engineering, building and safety, energy efficiency, sustainability, water conservation, construction management, and municipal planning services to clients throughout the western United States. The Public Finance Services segment, which consists of Willdan Financial Services, provides expertise and support for the various financing techniques employed by public agencies to finance their operations and infrastructure along with the mandated reporting and other requirements associated with these financings. The Homeland Security Services segment, which consists of Willdan Homeland Solutions, provides homeland security, management consulting and public safety consulting services to cities, counties and related municipal service agencies.

The accounting policies applied to determine the segment information are the same as those described in the summary of significant accounting policies, included in the Company’s 2008 Annual Report on Form 10-K filed on April 3, 2009.  There were no intersegment sales during the fiscal three or six months ended July 3, 2009 and June 27, 2008.  Management evaluates the performance of each segment based upon income or loss before year-end bonuses and income taxes.  Certain segment asset information including expenditures for long-lived assets has not been presented as it is not reported to or reviewed by the chief operating decision maker.  In addition, enterprise-wide service line contract revenue is not included as it is impracticable to report this information for each group of similar services.

Financial information with respect to the reportable segments for the fiscal three and six months ended July 3, 2009 and the fiscal three and six months ended June 27, 2008 follows:

	Engineering Services	Public Finance Services	Homeland Security Services	Unallocated Corporate	Intersegment	Consolidated Total
Fiscal Three Months Ended July 3, 2009
Contract revenue	$11,617,000	$3,100,000	$767,000	$—	$—	$15,484,000
Segment (loss) profit before income taxes	(1,710,000)	269,000	10,000	(3,000)	—	(1,434,000)
Net (loss) income	(1,050,000)	149,000	5,000	(2,000)	—	(898,000)
Segment assets	111,214,000	20,495,000	4,657,000	110,409,000	(200,938,000)	45,837,000

Fiscal Three Months Ended June 27, 2008
Contract revenue	$13,778,000	$3,476,000	$553,000	$—	$—	$17,807,000
Segment (loss) profit before income taxes	(485,000)	600,000	(128,000)	(26,000)	—	(39,000)
Net (loss) income	(311,000)	354,000	(78,000)	(20,000)	—	(55,000)
Segment assets	50,126,000	11,873,000	1,401,000	28,077,000	(42,373,000)	49,104,000

Fiscal Six Months Ended July 3, 2009
Contract revenue	$24,928,000	$6,116,000	$1,625,000	$—	$—	$32,669,000
Segment (loss) profit before income taxes	(2,547,000)	407,000	26,000	(24,000)	—	(2,138,000)
Net (loss) income	(1,572,000)	221,000	13,000	(14,000)	—	(1,352,000)
Segment assets	111,214,000	20,495,000	4,657,000	110,409,000	(200,938,000)	45,837,000

Fiscal Six Months Ended June 27, 2008
Contract revenue	$28,039,000	$6,685,000	$859,000	$—	$—	$35,583,000
Segment (loss) profit before income taxes	(382,000)	1,050,000	(446,000)	(50,000)	—	172,000
Net (loss) income	(256,000)	623,000	(271,000)	(35,000)	—	61,000
Segment assets	50,126,000	11,873,000	1,401,000	28,077,000	(42,373,000)	49,104,000

11.                                                       CONTINGENCIES

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

County of San Diego v. Willdan, Superior Court of California, Riverside County

A complaint was filed against the Company on February 28, 2008 relating to a project for the reconstruction of a portion of Valley Center Road located in an unincorporated area of San Diego County. The Company completed the design and a contract was awarded to a construction contractor for construction of the improvements. The construction was originally scheduled for completion in December 2008; however completion has been delayed until fall 2009. The lawsuit alleges that the delays in construction were caused by errors and omissions in the Company’s preparation of reports and design and engineering of the project, resulting in additional design and construction costs, in an amount to be determined but believed to be in excess of $5.0 million. The Company denies the allegations asserted in the lawsuit and will vigorously defend against the claims. At July 3, 2009, the Company did not have a liability recorded on its balance sheet related to this complaint.

Topaz v. City of Laguna Beach, Superior Court of California, Orange County

This suit concerns a project by the City of Laguna Beach to reconstruct a retaining wall supporting a city road. The Company served as the construction observer for this project and designed the retaining wall. Subsequent to completion of the project, a slope below the retaining wall failed damaging the plaintiffs’ residence. The retaining wall did not fail. The construction work was performed from February to March 2005 and the slope failure occurred in June 2005. The plaintiffs were not injured in the incident. The plaintiffs allege that the City of Laguna Beach violated its own ordinances by not obtaining appropriate geotechnical data during the design stage and by allowing the work to be constructed during the rainy season. The lawsuit names Merit Engineering, the project designer, Peterson-Chase Engineering, the general contractor and the Company, the construction observer, as defendants. The Company was named as a defendant in the first amended complaint filed on October 17, 2007. The plaintiffs filed a mediation brief on April 25, 2008 indicating damages to real and personal property in the amount of $0.8 million and general damages between $1.6 million and $4.7 million. A cross-complaint has been filed in the action by Peterson-Chase Engineering against the Company seeking equitable apportionment. The Company denies the allegations asserted in the lawsuit and cross-complaint and will vigorously defend against the claims. At July 3, 2009, the Company did not have a liability recorded on its balance sheet related to this complaint.

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

•                                          Geotechnical Engineering;

•                                          Energy Efficiency Consulting;

•                                          Financial and Economic Consulting; and

•                                          Disaster Preparedness and Homeland Security.

We operate our business through a network of offices located throughout California and other western states and had a staff of 487 as of July 3, 2009 that includes licensed engineers and other professionals. Our core clients are public agencies in communities with populations ranging from 10,000 to 300,000 people. We believe communities of this size are underserved by large outsourcing companies that tend to focus on securing large federal and state projects, as well as projects for the private sector. We seek to establish close working relationships with our public agency clients and, over time, to expand the breadth and depth of the services we provide to them.

While we currently serve communities throughout the country, our business is concentrated in California and neighboring states. We provide services to approximately 60% of the 480 cities and over 60% of the 58 counties in California. We also serve special districts, school districts, a range of public agencies, and to a lesser extent, private industry and public utilities.

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

Engineering Services.    Our Engineering Services segment includes the operations of our subsidiaries, Willdan Engineering, Willdan Geotechnical, Willdan Energy Solutions, Willdan Resource Solutions and Public Agency Resources (PARs). These businesses collectively provide a full complement of civil and geotechnical engineering, building and safety services, energy efficiency, sustainability, water conservation, construction management, and municipal planning services to public agencies and, to a lesser extent, private industry and public utilities. Additionally, PARs primarily provides staffing to Willdan Engineering. Willdan Engineering is our largest subsidiary.  Contract revenue for the Engineering Services segment represented 76.3% and 78.8% of our consolidated contract revenue for the six months ended July 3, 2009 and June 27, 2008, respectively.

Public Finance Services.    Our Public Finance Services segment consists of the business of our subsidiary, Willdan Financial Services, which offers financial and economic consulting services to public agencies. Contract revenue for the Public Finance Services segment represented 18.7% and 18.8% of our consolidated contract revenue for the six months ended July 3, 2009 and June 27, 2008, respectively.

Homeland Security Services.    Our Homeland Security Services segment consists of the business of our subsidiary, Willdan Homeland Solutions, which offers homeland security, management consulting and public safety consulting services.  Contract revenue for our Homeland Security Services segment represented 5.0% and 2.4% of our consolidated contract revenue for the six months ended July 3, 2009 and June 27, 2008, respectively.

Recent Developments

General economic conditions have declined over the past 18 months due to a number of factors including slower economic activity, a lack of available credit, decreased consumer confidence and reduced corporate profits and capital spending. These conditions have led to a slowdown in construction, particularly residential housing construction, in the western United States. As a result of this slowdown, our engineering services segment has suffered declines in revenue and we have made several workforce reductions in order to align resources, primarily human capital, to workload. We believe that the reductions in workforce achieved through July 3, 2009 will be sufficient to align resources with future demand for our services. However, should the economic slowdown continue to worsen, we will need to evaluate further reductions in headcount and facilities in geographic areas that are underperforming. We will also continue to focus on reducing discretionary expenditures and the efficient procurement of necessary services.

Declining revenue resulting from the economic conditions discussed above also contributed to us violating certain covenants that used to be in our revolving credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”). Wells Fargo agreed to waive these defaults and eliminate or modify certain financial covenants in exchange for our agreement to reduce the aggregate revolving loan commitment from $10.0 million to $5.0 million, cash collateralize the commitment and increase pricing. The terms of our amended credit agreement are discussed in more detail below under “—Liquidity and Capital Resources—Outstanding Indebtedness.” While we believe that our cash on hand, cash generated by operating activities and funds available under our amended credit facility with Wells Fargo will be sufficient to finance our operating activities for the next 12 months, if we do experience a cash flow shortage or violate the current terms of our credit agreement, we may have difficulty obtaining additional funds on favorable terms, if at all, in the current credit market.

In the second quarter of fiscal year 2009, there were changes to our board of directors. On April 14, 2009, the board of directors agreed to increase the size of the board from seven directors to nine directors effective June 5, 2009. The board of directors, based on the recommendations of the Nominating and Corporate Governance Committee, nominated Raymond W. Holdsworth, Jr. and Douglas J. McEachern to serve as directors of the Company. These nominations, along with the nominations of the incumbent board members, were subject to a vote of the stockholders at the annual meeting of the stockholders on June 5, 2009. Each nominee was confirmed as a director by a vote of stockholders on June 5, 2009. Mr. Holdsworth was appointed to the Nominating and Corporate Governance and Investment, Finance and Strategy Committees while Mr. McEachern was appointed to the Audit and Compensation Committees.

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

Critical Accounting Policies

This discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the U.S., or GAAP. To prepare these financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses in the reporting period. Our actual results may differ from these estimates. We have provided a summary of our significant accounting policies in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 2, 2009. We describe below those accounting policies that require material subjective or complex judgments and that have the most significant impact on our financial condition and results of operations. Our management evaluates these estimates on an ongoing basis, based upon information currently available and on various assumptions management believes are reasonable as of the date of this report. The uncertainty inherent in such estimates and assumptions has been increased as a result of the general economic conditions discussed above in “—Recent Developments.”

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

Goodwill Impairment Valuation

The Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142) requires that we test goodwill, at least annually, for possible impairment. Accordingly, we complete our annual testing of goodwill as of the last day of the first month of our fourth fiscal quarter each year to determine whether there is impairment. In addition to our annual test, we regularly evaluate whether events and circumstances have occurred that may indicate a potential impairment of goodwill. We did not recognize any impairment charges for the six months ended July 3, 2009.

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

Accounting for Claims Against the Company

We record liabilities to claimants for probable and estimable claims on our consolidated balance sheet in accrued liabilities, and record a corresponding receivable, which we include in other receivables, from our insurance company for the portion of the claim that will likely be covered by insurance. The estimated claim amount net of the amount estimated to be recoverable from the insurance company is included in our general and administrative expenses. Determining probability and estimating claim amounts is highly judgmental. Initial accruals and any subsequent changes in our estimates could have a material effect on our consolidated financial statements.

Results of Operations

The following table sets forth, for the periods indicated, certain information derived from our consolidated statements of operations expressed as a percentage of contract revenue.

	Fiscal Three Months Ended		Fiscal Six Months Ended
Statement of Operations Data	July 3, 2009	June 27, 2008	July 3, 2009	June 27, 2008

Contract revenue	100.0%	100.0%	100.0%	100.0%
Direct costs of contract revenue (exclusive of depreciation and amortization shown separately below):
Salaries and wages	29.0	31.1	28.4	31.1
Subconsultant services	14.1	8.6	14.1	7.9
Other direct costs	4.8	2.9	5.6	2.4
Total direct costs of contract revenue	47.9	42.6	48.1	41.4
General and administrative expenses:
Salaries and wages, payroll taxes, employee benefits	32.7	33.3	32.3	34.8
Facilities and facilities related	7.1	6.6	6.8	6.5
Stock-based compensation	0.5	0.3	0.4	0.4
Depreciation and amortization	4.5	2.5	3.8	2.3
Other	16.5	15.4	15.1	14.8
Total general and administrative expenses	61.3	58.1	58.4	58.8
Loss from operations	(9.3)	(0.7)	(6.5)	(0.2)
Other income (expense):
Interest income	0.1	0.5	0.1	0.7
Interest expense	(0.1)	(0.1)	(0.1)	—
Other, net	—	0.1	—	0.1
Total other income, net	—	0.5	—	0.7
(Loss) income before income tax expense	(9.3)	(0.2)	(6.5)	0.5
Income tax expense	(3.5)	0.1	(2.4)	0.3
Net (loss) income	(5.8)%	(0.3)%	(4.1)%	0.2%

Three Months Ended July 3, 2009 Compared to Three Months Ended June 27, 2008

Contract revenue.    Our contract revenue was $15.5 million for the three months ended July 3, 2009, with $11.6 million attributable to the Engineering Services segment and $3.1 million attributable to the Public Finance Services segment.  Our Homeland Security Services segment generated $0.8 million during this period.  Consolidated contract revenue decreased $2.3 million, or 13%, to $15.5 million for the three months ended July 3, 2009, from $17.8 million for the three months ended June 27, 2008.  This was due primarily to a decrease of $2.2 million, or 15.9%, in contract revenue for the Engineering Services segment primarily as a result of the continuing decline in our building and safety projects which is directly and indirectly affected by the residential housing market.  Contract revenue in the Public Finance Services segment decreased $0.4 million, or 11.4%, from $3.5 million to $3.1 million for the three months ended July 3, 2009 as compared to the three months ended June 27, 2008.  Contract revenue for our Homeland Security Services segment increased $0.2 million, or 33.3%, from $0.6 million to $0.8 million in the three months ended July 3, 2009 as compared to the three months ended June 27, 2008.

Contract revenue for the Engineering Services segment has been significantly impacted by the decline in the California residential housing market and state and local government budget cuts. A source of revenue in our Engineering Services segment is fees assessed for building permits. Since the second half of fiscal 2007, we have experienced increasing reductions in revenue from these fees because of the continuing slowdown in residential construction in the western United States. Contract revenue for the Engineering Services segment also decreased because of the lower demand for our staff augmentation, plan check and other building and safety services resulting from the decline in the residential housing market. The $2.2 million decrease in contract revenue for the Engineering Services segment is net of an increase of $2.1 million of revenue recognized by Willdan Energy Solutions in the second quarter of fiscal 2009. Revenue in the Public Finance Services segment decreased primarily due to lower levels of activity in the financial consulting business as a result of the general downturn in macro-economic conditions. Revenue in the Homeland Security Services segment has increased due to an increase in our emergency planning and exercises, particularly in California and Arizona. Additionally, our Homeland Security Services segment has expanded its client base beyond traditional municipal governments to include the transit industry, schools and healthcare agencies.

Direct costs of contract revenue.    Direct costs of contract revenue were $7.4 million for the three months ended July 3, 2009, with $6.1 million attributable to the Engineering Services segment and $0.9 million attributable to the Public Finance Services segment.  The additional $0.4 million is attributable to direct costs of contract revenue for our Homeland Security Services segment.  Direct costs of contract revenue for the Engineering Services segment for the three months ended July 3, 2009 includes $1.8 million relating to Willdan Energy Solutions.  Overall, direct costs decreased by $0.2 million, or 2.6%, to $7.4 million for the three months ended July 3, 2009, from $7.6 million for the three months ended June 27, 2008.  This net decrease is attributable to a decrease in direct costs within our Engineering Services segment of $0.3 million, offset by an increase of $0.1 million within our Homeland Security Services segment. Direct costs within the Public Finance Services segment remained flat.

Direct costs decreased as a result of a decrease in salaries and wages of $1.0 million, partially offset by increases in subconsultant services and other direct costs of $0.6 million and $0.2 million, respectively. Within direct costs of contract revenue, salaries and wages decreased to 29.0% of contract revenue for the three months ended July 3, 2009 from 31.1% for the three months ended June 27, 2008. Comparing those same periods, subconsultant services increased to 14.1% of contract revenue from 8.6% of contract revenue. Subconsultant costs increased primarily due to our acquisition of Willdan Energy Solutions in June 2008.  Willdan Energy Solutions utilizes a higher percentage of subconsultants and other direct costs than our other subsidiaries. Excluding subconsultant services and other direct costs, direct salaries and wages decreased by $1.0 million, or 18.2% to $4.5 million for the three months ended July 3, 2009 from $5.5 million for the three months ended June 27, 2008.

General and administrative expenses.    General and administrative expenses decreased by $0.8 million, or 7.8%, to $9.5 million for the three months ended July 3, 2009 from $10.3 million for the three months ended June 27, 2008.  This was due primarily to a decrease of $0.6 million in general and administrative expenses of the Engineering Services segment, which is net of the increase in general and administrative expenses incurred due to our acquisition of Willdan Energy Solutions in June 2008.  General and administrative expenses decreased by $0.1 million for our Homeland Security Services segment and remained flat for our Public Finance Services segment. Our unallocated corporate expenses decreased by $0.1 million.  General and administrative expenses as a percentage of contract revenue increased to 61.3% for the three months ended July 3, 2009 from 58.1% for the three months ended June 27, 2008.

The $0.8 million decrease in general and administrative expenses primarily relates to decreases in salaries and wages, payroll taxes and employee benefits, facilities and facility related expenses and other general and administrative expenses, partially offset by an increase in depreciation and amortization expenses. The reduction in employee related costs primarily resulted from reductions in headcount and cost control measures.  As discussed above under “—Components of Income and Expense—Direct Costs of Contract Revenue,” we do not allocate that portion of salaries and wages not related to time spent directly generating revenue to direct costs of contract revenue.  The reduction in facility and facility related expenses primarily resulted from office closures in fiscal 2008 and the first six months of fiscal 2009. The net reduction in other general and administrative expenses is primarily due to cost control measures and reductions in marketing, insurance and auto expenses, partially offset by increases in professional services related to process improvements to our fully integrated accounting system and related systems and a reserve for potential bad debt for a receivable from a private industry client in bankruptcy proceedings. The increase in depreciation and amortization expense primarily resulted from the increase in the amortization of intangible assets related to the acquisition of Willdan Energy Solutions in June 2008.

Loss from operations.     As a result of the above factors, our operating loss was $1.4 million for the three months ended July 3, 2009 as compared to an operating loss of $0.1 million for the three months ended June 27, 2008.  Loss from operations as a percentage of contract revenue was 9.3% for the three months ended July 3, 2009, as compared to 0.7% in the prior year period.

Other income (expense).    Other income (expense), net was $(1,000) for the three months ended July 3, 2009, as compared to $0.1 million for the three months ended June 27, 2008. The decrease is primarily the result of reduced interest income due primarily to lower average balances as a result of the cash required for the Willdan Energy Solutions acquisition on June 9, 2008.

Income tax (benefit) expense.     Income tax benefit was $0.5 million for the three months ended July 3, 2009, compared to income tax expense of $16,000 for the prior year period.  The income tax benefit resulted from the loss incurred during the three months ended July 3, 2009.  The Company believes that it is more likely than not that a tax benefit resulting from these losses will be realized.

Net loss.    As a result of the above factors, our net loss was $0.9 million for the three months ended July 3, 2009 compared to a net loss of $0.1 million for the three months ended June 27, 2008.

Six Months Ended July 3, 2009 Compared to Six Months Ended June 27, 2008

Contract revenue.    Our contract revenue was $32.7 million for the six months ended July 3, 2009, with $25.0 million attributable to the Engineering Services segment and $6.1 million attributable to the Public Finance Services segment.  Our Homeland Security Services segment generated $1.6 million during this period.  Consolidated contract revenue decreased $2.9 million, or 8.1%, to $32.7 million for the six months ended July 3, 2009, from $35.6 million for the six months ended June 27, 2008.  This was due primarily to a decrease of $3.1 million, or 11.1%, in contract revenue for the Engineering Services segment primarily as a result of the continuing decline in our building and safety projects which is directly and indirectly affected by the residential housing market.  Contract revenue in the Public Finance Services segment decreased $0.6 million, or 9.0%, from $6.7 million to $6.1 million for the six months ended July 3, 2009 as compared to the six months ended June 27, 2008.  Contract revenue for our Homeland Security Services segment increased $0.7 million, or 77.8%, from $0.9 million to $1.6 million for the six months ended July 3, 2009 as compared to the six months ended June 27, 2008.

Contract revenue for the Engineering Services segment has been significantly impacted by the decline in the California residential housing market and state and local government budget cuts. A source of revenue in our Engineering Services segment is fees assessed for building permits. Since the second half of fiscal 2007, we have experienced reductions in revenue from these fees because of the continuing slowdown in residential construction in the western United States.  Contract revenue for the Engineering Services segment also decreased because of the lower demand for our staff augmentation, plan check and other building and safety services resulting from the decline in the residential housing market. The $3.1 million decrease in contract revenue for the Engineering Services segment is net of an increase of $5.7 million of revenue recognized by Willdan Energy Solutions in the first six months of fiscal 2009. Revenue in the Public Finance Services segment decreased primarily due to lower levels of activity in the financial consulting business as a result of the general downturn in macro-economic conditions. Revenue in the Homeland Security Services segment has increased due to an increase in our emergency planning and exercises, particularly in California and Arizona. Additionally, our Homeland Security Services segment has expanded its client base beyond its traditional municipal governments to include the transit industry, schools and healthcare agencies.

Direct costs of contract revenue.    Direct costs of contract revenue were $15.7 million for the six months ended July 3, 2009, with $13.2 million attributable to the Engineering Services segment and $1.7 million attributable to the Public Finance Services segment.  The additional $0.8 million is attributable to direct costs of contract revenue for our Homeland Security Services segment.  Direct costs of contract revenue for the Engineering Services segment for the six months ended July 3, 2009 includes $4.4 million relating to Willdan Energy Solutions.  Overall, direct costs increased by $1.0 million, or 6.8%, to $15.7 million for the six months ended July 3, 2009, from $14.7 million for the six months ended June 27, 2008.  This increase is attributable to increases in direct costs within our Engineering Services and Homeland Security Services segments of $0.6 million and $0.4 million, respectively. Direct costs within the Public Finance Services segment remained flat.

Direct costs increased as a result of increases in subconsultant services and other direct costs of $1.8 million and $1.0 million, respectively, partially offset by a decrease in salaries and wages of $1.8 million. Within direct costs of contract revenue, salaries and wages decreased to 28.4% of contract revenue for the six months ended July 3, 2009 from 31.1% for the six months ended June 27, 2008. Comparing those same periods, subconsultant services increased to 14.1% of contract revenue from 7.9% of contract revenue. Subconsultant costs increased primarily due to our acquisition of Willdan Energy Solutions in June 2008.  Willdan Energy Solutions utilizes a higher percentage of subconsultants and other direct costs than our other subsidiaries. Excluding subconsultant services and other direct costs, direct salaries and wages decreased by $1.8 million, or 16.2% to $9.3 million for the six months ended July 3, 2009 from $11.1 million for the six months ended June 27, 2008.

General and administrative expenses.    General and administrative expenses decreased by $1.8 million, or 9.4%, to $19.1 million for the six months ended July 3, 2009 from $20.9 million for the six months ended June 27, 2008.  This was due primarily to a decrease of $1.7 million in general and administrative expenses of the Engineering Services segment, net of the increase in general and administrative expenses incurred due to our acquisition of Willdan Energy Solutions in June 2008.  General and administrative expenses decreased by $0.1 million for our Homeland Security Services segment and increased by $0.1 million for our Public Finance Services segment. The remaining $0.2 million decrease is attributable to unallocated corporate expenses.  General and administrative expenses as a percentage of contract revenue decreased to 58.4% for the six months ended July 3, 2009 from 58.8% for the six months ended June 27, 2008.

The $1.8 million decrease in general and administrative expenses primarily relates to decreases in salaries and wages, payroll taxes and employee benefits, facilities and facility related expenses and other general and administrative expenses, partially offset by an increase in depreciation and amortization expenses. The reduction in employee related costs primarily resulted from reductions in headcount and cost control measures.  The reduction in facility and facility related expenses primarily resulted from office closures in fiscal 2008 and the first six months of fiscal 2009. As discussed above under “—Components of Income and Expense—Direct Costs of Contract Revenue,” we do not allocate that portion of salaries and wages not related to time spent directly generating revenue to direct costs of contract revenue.  The net reduction in other general and administrative expenses primarily related to cost control measures and reductions in marketing, insurance and auto expenses, partially offset by increases in professional services related to process improvements to our fully integrated accounting system and related systems and a reserve for potential bad debt for a receivable from a private industry client in bankruptcy proceedings. The increase in depreciation and amortization expense primarily resulted from the increase in the amortization of intangible assets related to the acquisition of Willdan Energy Solutions in June 2008.

Loss from operations.     As a result of the above factors, our operating loss was $2.1 million for the six months ended July 3, 2009, as compared to an operating loss of $0.1 million for the six months ended June 27, 2008. Loss from operations as a percentage of contract revenue was 6.5% for the six months ended July 3, 2009, as compared to 0.2% in the prior year period.

Other income (expense).     Other income (expense), net was $0 for the six months ended July 3, 2009, as compared to $0.3 million of income for the six months ended June 27, 2008. The decrease is primarily the result of reduced interest income due primarily to the lower average balances as a result of the cash required for the Willdan Energy Solutions acquisition on June 9, 2008.

Income tax (benefit) expense.     Income tax benefit was $0.8 million for the six months ended July 3, 2009, compared to income tax expense of $0.1 million for the prior year period.  The income tax benefit resulted from the loss incurred during the six months ended July 3, 2009.  The Company believes that it is more likely than not that a tax benefit resulting from these losses will be realized.

Net (loss) income.    As a result of the above factors, our net loss was $1.4 million for the six months ended July 3, 2009 compared to net income of $0.1 million for the six months ended June 27, 2008.

Liquidity and Capital Resources

As of July 3, 2009, we had $8.7 million of cash and cash equivalents. Our primary sources of liquidity are cash generated from operations and funds available under our revolving line of credit.  We believe that our cash and cash equivalents on hand, cash generated by operating activities and funds available under our credit facility will be sufficient to finance our operating activities for at least the next 12 months.

Cash flows from operating activities

Cash flows provided by operating activities were $1.3 million for the six months ended July 3, 2009 compared to $1.9 million for the six months ended June 27, 2008.  The cash flows provided by operating activities in the six months ended July 3, 2009 were comparatively lower than in the six months ended June 27, 2008 due primarily to the decline in the Company’s volume of business as a result of the unfavorable economic conditions which was partially offset by a reduction in our accounts receivable.

Cash flows from investing activities

Cash flows used in investing activities were $1.1 million for the six months ended July 3, 2009 compared to $10.2 million for the six months ended June 27, 2008.  Cash flows used in investing activities for the six months ended July 3, 2009 were comparatively lower than in the six months ended June 27, 2008 primarily due to a decrease of $8.8 million in payments, net of cash acquired, related to the acquisition of Intergy Corporation in the six months ended June 27, 2008. We also used $0.3 million less on purchases of equipment and leasehold improvements and liquid investments in the six months ended July 3, 2009 as compared to the six months ended June 27, 2008.

Cash flows from financing activities

Cash flows provided by financing activities were $0.4 million for the six months ended July 3, 2009 compared to $1.0 million used in financing activities for the six months ended June 27, 2008.  This net change of $1.4 million resulted primarily from a $0.6 million increase in the change in excess of outstanding checks over bank balance and a $0.8 million reduction in payments on notes payable.

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

Under the terms of our credit agreement with Wells Fargo, we can borrow up to $5.0 million from time to time (as may be limited by the covenants in the credit agreement as discussed below) up to and until January 1, 2010. Loans made under the revolving line of credit will accrue interest at either (i) the floating rate equal to the prime rate in effect from time to time or (ii) the fixed rate of 1.75% above LIBOR, at our election. For prime rate loans, the interest rate will be adjusted when each prime rate change by the bank is announced and becomes effective. There were no outstanding borrowings under this agreement as of July 3, 2009, nor have there been any borrowings under the credit agreement since the inception of the agreement in December 2007. Prior to the maturity of this credit agreement, we intend to renew the agreement under its existing terms for another one year term.  However, no assurances can be made that we will be able to successfully extend this agreement.

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

The credit agreement contains customary representations and affirmative covenants, including a covenant to maintain a tangible net worth of at least $18.0 million at all times. Tangible net worth is defined in the credit agreement as stockholders’ equity less intangible assets and loans or advances to, or investments in, any related entities or individuals. As of July 3, 2009, our tangible net worth as defined under our credit agreement was $19.9 million(1).

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

Contractual obligations

We had no material changes in commitments for long-term debt obligations, operating lease obligations or capital lease obligations as of July 3, 2009, as compared to those disclosed in our table of contractual obligations included in our Annual Report on Form 10-K for the year ended January 2, 2009.

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

The following is a reconciliation of stockholders’ equity to tangible net worth:

July 3, 2009
Stockholders’ equity	$33,172,000
Goodwill and other intangibles, net	(13,269,000)
Related party loans, advances or investments	—

Tangible net worth	$19,903,000

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS 165). SFAS 165 requires disclosure of the date through which a company evaluated the need to disclose events that occurred subsequent to the balance sheet date and whether that date represents the date the financial statements were issued or were available to be issued. We adopted SFAS 165 for the period ended July 3, 2009 and the adoption of SFAS 165 did not have any effect on its consolidated financial position, results of operations or cash flows.

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

We had cash and cash equivalents of $8.7 million as of July 3, 2009. This amount includes $0.2 million invested in the Wells Fargo Stage Coach Sweep Investment Account, $5.3 million invested in the Wells Fargo Money Market Mutual Fund and $2.5 million invested in the Wells Fargo Advantage Heritage Fund. The balance of $0.7 million represents cash on hand in business checking accounts. Although these investments are subject to variable interest rates, we do not believe we are subject to significant market risk for these short-term investments.

We do not engage in trading activities and do not participate in foreign currency transactions or utilize derivative financial instruments. Additionally, as of July 3, 2009, we did not have any outstanding debt under our revolving credit facility that bears interest at variable or fixed rates.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of July 3, 2009.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, as of July 3, 2009.  No change in our internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

We are subject to claims and lawsuits from time to time, including those alleging professional errors or omissions that arise in the ordinary course of business against firms, like ours, that operate in the engineering and consulting professions. We carry professional liability insurance, subject to certain deductibles and policy limits, for such claims as they arise and may from time to time establish reserves for litigation that is considered probable of a loss. We may incur substantial expenses in defending against third party claims. In the event of a determination adverse to us, we may incur substantial monetary liability and be required to change our business practices. Either of these results could have a material adverse effect on our financial position, results of operations or cash flows.

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

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders (the “Annual Meeting”) was held on June 5, 2009.  Of the 7,188,251 common shares outstanding on April 13, 2009, a total of 5,480,647 shares were represented in person or by proxy at the Annual Meeting.  Results of votes with respect to proposals submitted at the Annual Meeting are set forth below.

(a)  To elect nine members of the Board of Directors, each to serve for a one-year term and until his or her successor is duly elected and qualified.  Votes recorded, by nominee, were as follows:

Nominee	For	Withheld
Win Westfall	5,420,224	60,423
Thomas D. Brisbin	5,223,717	256,930
Linda L. Heil	5,361,957	118,690
Raymond W. Holdsworth	5,065,831	414,816
W. Tracy Lenocker	5,420,521	60,126
Douglas J. McEachern	5,066,131	414,516
Keith W. Renken	5,414,821	65,826
Wayne Shelton	5,414,821	65,826
John M. Toups	5,414,521	66,126

(b)  To consider and vote upon the ratification of the appointment of KPMG LLP as the independent registered public accounting firm for our Company for the year ending January 1, 2010:

For	Against	Abstain
5,462,174	17,273	1,200

Item 5.  Other Information

On August 12, 2009, our Board of Directors amended and restated our bylaws (as amended and restated, the “Amended Bylaws”), which became effective immediately. The principal changes effected by the adoption of the Amended Bylaws are described below. The Amended Bylaws also include certain changes to (i) clarify language, (ii) comply or be consistent with Delaware law, and (iii) make various technical corrections and non-substantive changes.

Advance Notice of Stockholder Business and Director Nominations

Prior to this amendment, our bylaws did not contain advance notice provisions governing stockholder proposals or director nominations. Section 3.04 of the Amended Bylaws sets forth clear procedures and deadlines that a stockholder must follow if it intends to bring business proposals or nominate directors, as applicable, before a meeting of the stockholders. These provisions include:

•                  For an annual meeting of the stockholders, written notice of a stockholder’s intention to bring business proposals or nominate persons for election to the Board of Directors must be delivered to us not later than the ninetieth (90th) day or earlier than the one hundred twentieth (120th) day prior to the first anniversary of the preceding year’s annual meeting.  If an annual meeting of stockholders is held more than thirty (30) days before or more than sixty (60) days after the first anniversary of the preceding year’s annual meeting, notice by the stockholder must be delivered not earlier than the one hundred twentieth (120th) day prior to such annual meeting and not later than the later of the ninetieth (90th) day prior to such annual meeting or the tenth (10th) day following our first public announcement of the date of the annual meeting.

•                  If the Board of Directors has determined that directors will be elected at a special meeting of the stockholders, written notice of a stockholder’s intention to nominate persons for election to the Board of Directors before such special meeting must be delivered to us not earlier than the one hundred twentieth (120th) day prior to the special meeting and not later than the later of the ninetieth (90th) day prior to such special meeting or the tenth (10th) day following our first public announcement of the date of the special meeting.

•                  Providing specifications for the contents of the stockholder notice, including a brief description of the business to be brought before the meeting and any material interest in such business of such shareholder and the beneficial owner, if any, on whose behalf the proposal is made, information relating to the stockholder’s beneficial ownership of shares of our capital stock and any derivative security or other arrangement in our securities, and statements on whether the stockholder intends to deliver a proxy statement to holders of our outstanding capital stock or solicit proxies in support of its proposal or nomination.

Special Stockholder Meetings

The Amended Bylaws were revised to allow that only our Board of Directors (or a duly authorized committee of the Board of Directors) or our President may call special meetings of the stockholders.

Indemnification of Directors, Officers, Employees and Other Agents

The Amended Bylaws clarify certain provisions in Article IX of the prior bylaws relating to the indemnification of our directors, officers, employees and other agents in connection with any proceeding arising out of or in connection with their service to us.

The foregoing description of the Amended Bylaws contained in this report does not purport to be complete and is qualified in its entirety by reference to the full text of the Amended Bylaws, a copy of which is attached hereto as Exhibit 3.2 and incorporated herein by reference.

Item 6.  Exhibits

Exhibit Number	Exhibit Description
3.1	Articles of Incorporation of Willdan Group, Inc., including amendments thereto(1)
3.2	Bylaws of Willdan Group, Inc.*
10.1	Amendment to Executive Employment Agreement between Willdan Group, Inc. and Kimberly D. Gant dated April 22, 2009(2)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002*

*              Filed herewith.

(1)	Incorporated by reference to Willdan Group, Inc.’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on August 9, 2006, as amended (File No. 333-136444).

(2)	Incorporated by reference to Willdan Group, Inc.’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 14, 2009.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLDAN GROUP, INC.

By:	/s/ Kimberly D. Gant
Kimberly D. Gant
Chief Financial Officer, Senior Vice President
Date: August 13, 2009

WILLDAN GROUP, INC.

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
3.1	Articles of Incorporation of Willdan Group, Inc., including amendments thereto(1)
3.2	Bylaws of Willdan Group, Inc.*
10.1	Amendment to Executive Employment Agreement between Willdan Group, Inc. and Kimberly D. Gant dated April 22, 2009(2)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002*

*              Filed herewith.

(1)	Incorporated by reference to Willdan Group, Inc.’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on August 9, 2006, as amended (File No. 333-136444).

(2)	Incorporated by reference to Willdan Group, Inc.’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 14, 2009.