Form 10-Q
period 2009-10-02
Willdan Group, Inc.
filed 2009-11-12
CIK 1370450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2009

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

As of October 30, 2009, there were 7,207,956 shares of common stock, $0.01 par value per share, of Willdan Group, Inc. issued and outstanding.

WILLDAN GROUP, INC.

FORM 10-Q QUARTERLY REPORT

ii

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	October 2, 2009	January 2, 2009

Assets
Current assets:
Cash and cash equivalents	$7,934,000	$8,144,000
Accounts receivable, net of allowance for doubtful accounts of $1,713,000 and $662,000 at October 2, 2009 and January 2, 2009, respectively	10,055,000	12,862,000
Costs and estimated earnings in excess of billings on uncompleted contracts	7,480,000	8,281,000
Income tax receivable	1,232,000	956,000
Other receivables	60,000	48,000
Prepaid expenses and other current assets	1,178,000	1,784,000
Total current assets	27,939,000	32,075,000

Equipment and leasehold improvements, net	1,635,000	2,377,000
Goodwill	13,133,000	11,145,000
Other intangible assets, net	162,000	1,367,000
Other assets	334,000	373,000
Deferred income taxes, net of current portion	233,000	233,000
Total assets	$43,436,000	$47,570,000

Liabilities and Stockholders’ Equity
Current liabilities:
Excess of outstanding checks over bank balance	$1,103,000	$448,000
Accounts payable	1,013,000	2,111,000
Purchase price payable	—	1,000,000
Accrued liabilities	4,551,000	5,253,000
Billings in excess of costs and estimated earnings on uncompleted contracts	861,000	704,000
Current portion of notes payable	34,000	52,000
Current portion of capital lease obligations	123,000	168,000
Current portion of deferred income taxes	2,519,000	2,519,000
Total current liabilities	10,204,000	12,255,000

Notes payable, less current portion	—	17,000
Capital lease obligations, less current portion	114,000	157,000
Deferred lease obligations	712,000	805,000
Total liabilities	11,030,000	13,234,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized: 7,208,000 and 7,164,000 shares issued and outstanding at October 2, 2009 and January 2, 2009, respectively	72,000	72,000
Additional paid-in capital	33,384,000	33,084,000
(Accumulated deficit) retained earnings	(1,050,000)	1,180,000
Total stockholders’ equity	32,406,000	34,336,000
Total liabilities and stockholders’ equity	$43,436,000	$47,570,000

See accompanying notes to condensed consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2009	2008	2009	2008

Contract revenue	$14,561,000	$18,651,000	$47,230,000	$54,234,000

Direct costs of contract revenue (exclusive of depreciation and amortization shown separately below):
Salaries and wages	4,437,000	5,558,000	13,729,000	16,640,000
Subconsultant services	1,772,000	2,030,000	6,380,000	4,844,000
Other direct costs	306,000	998,000	2,133,000	1,835,000
Total direct costs of contract revenue	6,515,000	8,586,000	22,242,000	23,319,000

General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	4,798,000	5,881,000	15,346,000	18,250,000
Facilities and facility related	1,104,000	1,247,000	3,340,000	3,569,000
Stock-based compensation	74,000	9,000	216,000	163,000
Depreciation and amortization	302,000	572,000	1,531,000	1,406,000
Lease abandonment, net	195,000	—	176,000	—
Other	2,958,000	3,060,000	7,902,000	8,318,000
Total general and administrative expenses	9,431,000	10,769,000	28,511,000	31,706,000
Loss from operations	(1,385,000)	(704,000)	(3,523,000)	(791,000)

Other income (expense):
Interest income	4,000	38,000	27,000	279,000
Interest expense	(9,000)	(18,000)	(29,000)	(20,000)
Other, net	2,000	(3,000)	(1,000)	17,000
Total other income, net	(3,000)	17,000	(3,000)	276,000
Loss before income taxes	(1,388,000)	(687,000)	(3,526,000)	(515,000)

Income tax benefit	(510,000)	(250,000)	(1,296,000)	(139,000)
Net loss	$(878,000)	$(437,000)	$(2,230,000)	$(376,000)

Loss per share:
Basic and diluted	$(0.12)	$(0.06)	$(0.31)	$(0.05)

Weighted-average shares outstanding:
Basic	7,204,000	7,160,000	7,187,000	7,157,000
Diluted	7,204,000	7,160,000	7,187,000	7,157,000

See accompanying notes to condensed consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	October 2, 2009	September 26, 2008
Cash flows from operating activities:
Net loss	$(2,230,000)	$(376,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,531,000	1,406,000
Lease abandonment expense, net	176,000	—
Loss on sale of equipment	1,000	16,000
Allowance for doubtful accounts	1,071,000	466,000
Stock-based compensation	216,000	163,000
Changes in operating assets and liabilities:
Accounts receivable	1,737,000	1,558,000
Costs and estimated earnings in excess of billing on uncompleted contracts	801,000	717,000
Income tax receivable	(276,000)	—
Other receivables	(12,000)	47,000
Prepaid expenses and other current assets	606,000	673,000
Other assets	39,000	(80,000)
Accounts payable	(1,098,000)	167,000
Accrued liabilities	(702,000)	(1,444,000)
Billings in excess of costs and estimated earnings on uncompleted contracts	157,000	(152,000)
Deferred lease obligations	(269,000)	(35,000)
Net cash provided by operating activities	1,748,000	3,126,000

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(157,000)	(471,000)
Proceeds from sale of equipment	—	49,000
Payments for business acquisition, net of cash acquired	(2,372,000)	(9,985,000)
Purchase of liquid investments	—	(7,100,000)
Proceeds from sale of liquid investments	—	8,400,000
Net cash used in investing activities	(2,529,000)	(9,107,000)

Cash flows from financing activities:
Changes in excess of outstanding checks over bank balance	655,000	(374,000)
Payments on notes payable	(35,000)	(1,002,000)
Proceeds from borrowings under line of credit	1,247,000	—
Repayments of line of credit	(1,247,000)	—
Principal payments on capital leases	(133,000)	(133,000)
Proceeds from employee stock purchase plan	84,000	75,000
Net cash provided by (used) in financing activities	571,000	(1,434,000)
Net decrease in cash and cash equivalents	(210,000)	(7,415,000)
Cash and cash equivalents at beginning of the period	8,144,000	15,511,000
Cash and cash equivalents at end of the period	$7,934,000	$8,096,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	31,000	68,000
Income taxes	1,000	833,000

Supplemental disclosures of noncash investing and financing activities:
Equipment acquired under capital leases	53,000	42,000
Note payable issued in connection with acquisition of assets	—	100,000
Purchase price payable	—	1,000,000

See accompanying notes to condensed consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 2, 2009
(Unaudited)

1.                                                              BASIS OF PRESENTATION, ORGANIZATION AND OPERATIONS OF THE COMPANY

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments, which consist of only normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the consolidated results for the interim periods presented.  Results for the interim period are not necessarily indicative of results for the full year.  Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  The consolidated financial statements should be read in conjunction with Willdan Group, Inc.’s 2008 Annual Report on Form 10-K filed on April 2, 2009. For the period ended October 2, 2009, the Company evaluated the need to disclose subsequent events through November 12, 2009, the date the financial statements were issued.

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

The value of retainage is included in accounts receivable in the accompanying consolidated financial statements.  Retainage represents the billed amount that is retained by the customer, in accordance with the terms of the contract, generally until performance is substantially complete.  At October 2, 2009 and January 2, 2009, the Company had retained accounts receivable of approximately $59,000 and $17,000, respectively.

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

2.                                                              RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (FASB) issued a standard entitled “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB No. 162.” This standard establishes the FASB Accounting Standards Codification (“Codification”), as the single source of authoritative United States accounting and reporting standards applicable for all non-government entities, with the exception of the Securities and Exchange Commission rules and interpretative releases.  The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009.  As the Codification is not intended to change or alter existing U.S. GAAP, the adoption of the standard did not have a material effect on the Company’s consolidated financial statements.

In May 2009, the FASB issued a standard entitled “Subsequent Events.” This standard requires disclosure of the date through which a company evaluated the need to disclose events that occurred subsequent to the balance sheet date and whether that date represents the date the financial statements were issued or were available to be issued. The Company adopted the standard for the period ended July 3, 2009 and this has not had any effect on its consolidated financial position, results of operations or cash flows.

In April 2008, the FASB issued a standard entitled “Determination of the Useful Life of Intangible Assets.” This standard amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under the standard for goodwill and other intangible assets. The new standard was effective for fiscal years beginning after December 15, 2008. The Company adopted the standard on January 3, 2009 and this had no effect on its financial statements.

In December 2007, the FASB issued a standard entitled “Business Combinations.” This standard establishes the principles and requirements for how an acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The standard makes significant changes to existing accounting practices for acquisitions and applies prospectively to business combinations consummated on or after the beginning of the first annual reporting period on or after December 15, 2008.  The Company adopted the new standard effective January 3, 2009 and the adoption did not have any effect on its financial statements and disclosures.

3.                                                              BUSINESS COMBINATION

On June 9, 2008, the Company acquired all of the outstanding stock of Willdan Energy Solutions, formerly known as Intergy Corporation, a California-based consulting company that assists companies, institutions and agencies with planning and implementing their energy efficiency, water conservation and renewable energy strategies. The acquisition cost recorded by the Company as of October 2, 2009 was $13.1 million, consisting of $9.9 million in cash paid at closing, a $0.2 million net asset value adjustment, a guaranteed payment of $1.0 million in cash paid in June 2009, an earnout payment of $1.3 million paid in August 2009 and $0.7 million of transaction costs.  The acquisition cost may increase by up to an additional $4.9 million if Willdan Energy Solutions achieves certain financial targets over the annual periods ending on the last day of the Company’s second fiscal quarter in 2010 and 2011. The Company has finalized its estimates of fair values of the assets acquired and the liabilities assumed and the acquisition cost was allocated as follows:

Current assets	$3,242,000
Equipment	49,000
Backlog	920,000
Other assets	8,000
Current liabilities	(1,502,000)
Goodwill	10,370,000
Total	$13,087,000

Unaudited pro forma consolidated statements of operations for the nine months ended September 26, 2008 as though Willdan Energy Solutions had been acquired as of the first day of the period presented is as follows:

Nine Months Ended
September 26
2008

Contract revenue	$58,875,000

Net loss from operations	(112,000)
Net loss	(101,000)
Basic and diluted loss per share	$(0.01)

4.                                                              GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying value of goodwill by reporting unit for the nine months ended October 2, 2009 were as follows:

	January 2, 2009	Goodwill Additions	Change in Estimate	October 2, 2009
Reporting Unit:
Energy Solutions	$8,382,000	$1,372,000	$616,000	$10,370,000
Financial Services	2,763,000	—	—	2,763,000

	$11,145,000	$1,372,000	$616,000	$13,133,000

The change in estimate to the carrying value of goodwill for Energy Solutions was a result of the final determination of the fair value of the acquired intangible assets of Willdan Energy Solutions whereby goodwill was increased by $616,000 and the estimated fair value of other acquired intangibles was reduced by the same amount. The goodwill additions consist of (i) the $1.3 million earnout payment made as a result of Willdan Energy Solutions achieving certain financial targets through July 3, 2009, the end of the first earnout period, and (ii) additional costs for services of $49,000 related to the acquisition. The acquisition cost may increase an additional $4.9 million by the end of the Company’s second fiscal quarter of 2011 if the financial targets specified in the purchase agreement are achieved by Willdan Energy Solutions.

The gross amounts and accumulated amortization of the Company’s acquired identifiable intangible assets with finite useful lives as of October 2, 2009 and January 2, 2009, included in Intangible assets, net in the accompanying Consolidated Balance Sheets, were as follows:

	October 2, 2009		January 2, 2009
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization	Amortization Period (yrs)
Backlog	$920,000	$920,000	$1,264,000	$355,000	1
Customer relationships	—	—	272,000	22,000	7
Training materials/courses	282,000	121,000	282,000	80,000	5
Non-compete agreements	30,000	29,000	30,000	24,000	3

	$1,232,000	$1,070,000	$1,848,000	$481,000

At the time of acquisition, the Company estimated the fair value of the acquired identifiable intangible assets based upon the facts and circumstances related to the particular intangible asset. Inherent in such estimates are judgments and estimates of future revenue, profitability, cash flows and appropriate discount rates for any present value calculations. The Company preliminarily estimated the value of the acquired identifiable intangible assets and then finalized the estimated fair values during the purchase allocation period, which did not extend beyond 12 months from the date of acquisition. The final purchase allocation for Willdan Energy Solutions, formerly known as Intergy Corporation, was finalized during the second fiscal quarter of 2009.

For the fiscal three and nine months ended October 2, 2009, the Company’s amortization expense for acquired identifiable intangible assets with finite useful lives was $14,000 and $589,000, respectively, compared to $184,000 and $245,000 for the fiscal three and nine months ended September 26, 2008, respectively. Estimated amortization expense for acquired identifiable intangible assets for the remainder of fiscal 2009 and the succeeding years is as follows:

Fiscal year:
2009	$13,000
2010	54,000
2011	46,000
2012	37,000
2013	12,000

$162,000

5.                                                              EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consist of the following:

	October 2, 2009	January 2, 2009
Furniture and fixtures	$4,506,000	$4,680,000
Computer hardware and software	4,721,000	4,921,000
Leasehold improvements	772,000	772,000
Equipment under capital leases	712,000	790,000
Automobiles, trucks, and field equipment	408,000	419,000
	11,119,000	11,582,000
Accumulated depreciation and amortization	(9,484,000)	(9,205,000)
Equipment and leasehold improvements, net	$1,635,000	$2,377,000

6.                                                              ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	October 2, 2009	January 2, 2009
Accrued bonuses	$70,000	$155,000
Paid leave bank	1,412,000	1,449,000
Compensation and payroll taxes	1,232,000	719,000
Accrued legal	50,000	54,000
Accrued workers’ compensation insurance	5,000	18,000
Litigation accrual	—	110,000
Accrued interest	3,000	4,000
Accrued rent	426,000	562,000
Employee withholdings	149,000	265,000
Client deposits	196,000	790,000
Other	1,008,000	1,127,000
Total accrued liabilities	$4,551,000	$5,253,000

7.                                                              LINE OF CREDIT

Under the terms of the Company’s credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”), the Company can borrow up to $5.0 million from time to time (as may be limited by the covenants in the credit agreement as discussed below) up to and until January 1, 2011. Loans made under the revolving line of credit will accrue interest at either (i) the floating rate equal to the prime rate in effect from time to time or (ii) the fixed rate of 1.75% above LIBOR, at the Company’s election. For prime rate loans, the interest rate will be adjusted when each prime rate change by the bank is announced and becomes effective. There were no outstanding borrowings under this agreement as of October 2, 2009.

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

The credit agreement contains customary representations and affirmative covenants, including a covenant to maintain a tangible net worth of at least $18.0 million at all times. Tangible net worth is defined in the credit agreement as stockholders’ equity less intangible assets and loans or advances to, or investments in, any related entities or individuals. The impact of any non-cash property lease termination expense of up to $1.0 million in the aggregate recorded during the period from October 1, 2009 through December 31, 2010 will be excluded from the calculation of tangible net worth under the credit agreement. As of October 2, 2009, the Company’s tangible net worth as defined under the Company’s credit agreement was met.

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

The Company also leases certain office facilities under non-cancelable operating leases that expire at various dates through the year 2014 and is committed under non-cancelable operating leases for the lease of computer equipment and automobiles through the year 2011.

Certain of the office facilities under non-cancellable leases are no longer being used by the Company. Each of these leases related to the Company’s engineering segment. For each abandoned lease, the present value of the future lease payments, net of estimated sublease payments along with any unamortized tenant improvement costs has been recognized as lease abandonment expense in the Company’s consolidated statements of operations and a corresponding liability has been recorded for the present value of net future rental payments. The current portion of this liability is included in accrued liabilities and the non-current portion is included in deferred lease obligations. The following is a reconciliation of the liability for lease abandonment costs for the nine months ended October 2, 2009.

Liability for abandoned leases as of January 2, 2009	$776,000
Plus lease abandonment expense, net	176,000
Less lease payments made on abandoned leases	(382,000)
Liability for abandoned leases as of October 2, 2009	$570,000

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

Additional Purchase Price Payable related to the Willdan Energy Solutions Acquisition

As discussed in Note 3, if certain financial targets are achieved by Willdan Energy Solutions over the annual periods ending on the last day of the Company’s second fiscal quarter in each of 2010 and 2011, additional purchase price payments will be paid. The remaining payments, which are payable in two installments based on financial targets for each twelve month period, may not exceed $4.9 million, which is the $6.2 million maximum per the purchase agreement, less the earnout amount paid through October 2, 2009.

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

The accounting policies applied to determine the segment information are the same as those described in the summary of significant accounting policies, included in the Company’s 2008 Annual Report on Form 10-K filed on April 3, 2009.  There were no intersegment sales during the fiscal three or nine months ended October 2, 2009 and September 28, 2008.  Management evaluates the performance of each segment based upon income or loss before year-end bonuses and income taxes.  Certain segment asset information including expenditures for long-lived assets has not been presented as it is not reported to or reviewed by the chief operating decision maker.  In addition, enterprise-wide service line contract revenue is not included as it is impracticable to report this information for each group of similar services.

Financial information with respect to the reportable segments for the fiscal three and nine months ended October 2, 2009 and the fiscal three and nine months ended September 26, 2008 follows:

	Engineering Services	Public Finance Services	Homeland Security Services	Unallocated Corporate	Intersegment	Consolidated Total
Fiscal Three Months Ended October 2, 2009
Contract revenue	$10,736,000	$2,985,000	$840,000	$—	$—	$14,561,000
Segment (loss) profit before income taxes	(1,652,000)	401,000	(116,000)	(21,000)	—	(1,388,000)
Net (loss) income	(1,025,000)	232,000	(72,000)	(13,000)	—	(878,000)
Segment assets	123,559,000	23,524,000	5,139,000	125,362,000	(234,148,000)	43,436,000

Fiscal Three Months Ended September 26, 2008
Contract revenue	$14,367,000	$3,560,000	$724,000	$—	$—	$18,651,000
Segment (loss) profit before income taxes	(1,217,000)	668,000	(113,000)	(25,000)	—	(687,000)
Net (loss) income	(753,000)	395,000	(69,000)	(10,000)	—	(437,000)
Segment assets	65,320,000	12,422,000	2,216,000	55,389,000	(87,594,000)	47,753,000

Fiscal Nine Months Ended October 2, 2009
Contract revenue	$35,665,000	$9,101,000	$2,464,000	$—	$—	$47,230,000
Segment (loss) profit before income taxes	(4,200,000)	808,000	(89,000)	(45,000)	—	(3,526,000)
Net (loss) income	(2,597,000)	453,000	(59,000)	(27,000)	—	(2,230,000)
Segment assets	123,559,000	23,524,000	5,139,000	125,362,000	(234,148,000)	43,436,000

Fiscal Nine Months Ended September 26, 2008
Contract revenue	$42,406,000	$10,245,000	$1,583,000	$—	$—	$54,234,000
Segment (loss) profit before income taxes	(1,599,000)	1,718,000	(559,000)	(75,000)	—	(515,000)
Net (loss) income	(1,009,000)	1,018,000	(340,000)	(45,000)	—	(376,000)
Segment assets	65,320,000	12,422,000	2,216,000	55,389,000	(87,594,000)	47,753,000

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

County of San Diego v. Willdan, Superior Court of California, Riverside County

A complaint was filed against the Company on February 28, 2008 relating to a project for the reconstruction of a portion of Valley Center Road located in an unincorporated area of San Diego County. The Company completed the design and a contract was awarded to a construction contractor for construction of the improvements. The construction was originally scheduled for completion in December 2008; however completion was delayed until October 2009. The lawsuit alleges that the delays in construction were caused by errors and omissions in the Company’s preparation of reports and design and engineering of the project, resulting in additional design and construction costs, in an amount to be determined but believed to be in excess of $5.0 million. The Company denies the allegations asserted in the lawsuit and will vigorously defend against the claims. At October 2, 2009, the Company did not have a liability recorded on its balance sheet related to this complaint.

Topaz v. City of Laguna Beach, Superior Court of California, Orange County

This suit concerns a project by the City of Laguna Beach to reconstruct a retaining wall supporting a city road. The Company served as the construction observer for this project. The construction work was performed from February 2005 to March 2005. Subsequent to completion of the project by the City, the plaintiffs, with the assistance of a neighbor, planted a row of trees along the top of the slope and added surface irrigation along the line of trees. In June 2005, a portion of the slope below the retaining wall near the newly planted trees experienced a surficial failure, damaging the plaintiffs’ residence. The retaining wall did not fail. The plaintiffs were not injured in the incident. The plaintiffs allege that the City of Laguna Beach violated its own ordinances by not obtaining appropriate geotechnical data during the design stage and by allowing the work to be constructed during the rainy season. The lawsuit also names the project designer, the general contractor and us, the construction observer, as defendants. The Company was named as a defendant in the first amended complaint filed on October 17, 2007 and the general contractor has filed a cross-complaint against the Company seeking equitable apportionment.  The Company has filed a cross-complaint against the plaintiffs’ neighbor alleging that the row of trees caused the slope failure. The plaintiffs have asserted damages to real and personal property in the amount of $0.8 million and general damages between $1.6 million and $4.7 million. The Company denies the allegations asserted against us in the lawsuit and the cross-complaint and will vigorously defend against the claims. At October 2, 2009, the Company did not have a liability recorded on its balance sheet related to this complaint.

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

•                                          Geotechnical Engineering;

•                                          Energy Efficiency Consulting;

•                                          Financial and Economic Consulting; and

•                                          Disaster Preparedness and Homeland Security.

We operate our business through a network of offices located throughout California and other western states and had a staff of 481 as of October 2, 2009 that includes licensed engineers and other professionals. Our core clients are public agencies in communities with populations ranging from 10,000 to 300,000 people. We believe communities of this size are underserved by large outsourcing companies that tend to focus on securing large federal and state projects, as well as projects for the private sector. We seek to establish close working relationships with our public agency clients and, over time, to expand the breadth and depth of the services we provide to them.

While we currently serve communities throughout the country, our business is concentrated in California and neighboring states. We provide services to approximately 60% of the 480 cities and over 60% of the 58 counties in California. We also serve special districts, school districts, a range of public agencies, and to a lesser extent, private industry and public utilities.

Willdan Group, Inc. is a Delaware corporation formed in 2006 for the purpose of effecting the reincorporation of The Willdan Group of Companies, a California corporation formed in 2001 to serve as our holding company. The reincorporation was completed effective June 30, 2006. We were founded over 40 years ago, and today consist of a family of wholly-owned companies that operate within the following segments for financial reporting purposes:

Engineering Services.    Our Engineering Services segment includes the operations of our subsidiaries, Willdan Engineering, Willdan Geotechnical, Willdan Energy Solutions, Willdan Resource Solutions and Public Agency Resources (PARs). These businesses collectively provide a full complement of civil and geotechnical engineering, building and safety services, energy efficiency, sustainability, water conservation, construction management, and municipal planning services to public agencies and, to a lesser extent, private industry and public utilities. Additionally, PARs primarily provides staffing to Willdan Engineering. Willdan Engineering is our largest subsidiary.  Contract revenue for the Engineering Services segment represented 75.6% and 78.2% of our consolidated contract revenue for the nine months ended October 2, 2009 and September 26, 2008, respectively.

Public Finance Services.    Our Public Finance Services segment consists of the business of our subsidiary, Willdan Financial Services, which offers financial and economic consulting services to public agencies. Contract revenue for the Public Finance Services segment represented 19.3% and 18.9% of our consolidated contract revenue for the nine months ended October 2, 2009 and September 26, 2008, respectively.

Homeland Security Services.    Our Homeland Security Services segment consists of the business of our subsidiary, Willdan Homeland Solutions, which offers homeland security, management consulting and public safety consulting services.  Contract revenue for our Homeland Security Services segment represented 5.1% and 2.9% of our consolidated contract revenue for the nine months ended October 2, 2009 and September 26, 2008, respectively.

Recent Developments

General economic conditions have declined during 2009 and 2008 due to a number of factors including slower economic activity, a lack of available credit, decreased consumer confidence and reduced corporate profits and capital spending. These conditions have led to a slowdown in construction, particularly residential housing construction, in the western United States. As a result of this slowdown, our engineering services segment has suffered declines in revenue and we have made several workforce reductions in order to align resources, primarily human capital, to workload. We believe that the reductions in workforce achieved through October 2, 2009 will be sufficient to align resources with future demand for our services. However, should the economic slowdown continue to worsen, we will need to evaluate further reductions in headcount and facilities in geographic areas that are underperforming. We will also continue to focus on reducing discretionary expenditures and the efficient procurement of necessary services.

Declining revenue resulting from the economic conditions discussed above also contributed to us violating certain covenants that used to be in our revolving credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”) during the fourth fiscal quarter of 2008 and the first fiscal quarter of 2009. Wells Fargo agreed to waive these defaults and eliminate or modify certain financial covenants in exchange for our agreement to reduce the aggregate revolving loan commitment from $10.0 million to $5.0 million, cash collateralize the commitment and increase pricing. We amended our revolving credit facility with Wells Fargo again in November 2009 to extend the maturity date of the credit facility to January 1, 2011 and to exclude from the calculation of tangible net worth, for purposes of the minimum net tangible net worth covenant, the impact of non-cash property lease termination expense of up to $1.0 million in the aggregate recorded during the period from October 1, 2009 through December 31, 2010. The terms of our amended credit agreement are discussed in more detail below under “—Liquidity and Capital Resources—Outstanding Indebtedness.” While we believe that our cash on hand, cash generated by operating activities and funds available under our amended credit facility with Wells Fargo will be sufficient to finance our operating activities for the next 12 months, if we do experience a cash flow shortage or violate the current terms of our credit agreement, we may have difficulty obtaining additional funds on favorable terms, if at all, in the current credit market.

If adequate funds are not available or are not available on acceptable terms, if and when needed, our ability to fund our operations, take advantage of unanticipated opportunities, expand our service offerings, or otherwise respond to competitive pressures would be significantly limited.

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

Goodwill Impairment Valuation

We test goodwill, at least annually, for possible impairment. We complete our annual testing of goodwill as of the last day of the first month of our fourth fiscal quarter each year to determine whether there is impairment. In addition to our annual test, we regularly evaluate whether events and circumstances have occurred that may indicate a potential impairment of goodwill. We did not recognize any impairment charges for the nine months ended October 2, 2009.

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

	Fiscal Three Months Ended		Fiscal Nine Months Ended
Statement of Operations Data	October 2, 2009	September 26, 2008	October 2, 2009	September 26, 2008

Contract revenue	100.0%	100.0%	100.0%	100.0%
Direct costs of contract revenue (exclusive of depreciation and amortization shown separately below):
Salaries and wages	30.5	29.8	29.1	30.7
Subconsultant services	12.2	10.9	13.5	8.9
Other direct costs	2.1	5.4	4.5	3.4
Total direct costs of contract revenue	44.7	46.0	47.1	43.0
General and administrative expenses:
Salaries and wages, payroll taxes, employee benefits	33.0	31.5	32.5	33.7
Facilities and facilities related	7.6	6.7	7.1	6.6
Stock-based compensation	0.5	—	0.5	0.3
Depreciation and amortization	2.1	3.1	3.2	2.6
Lease abandonment, net	1.3	—	0.4	—
Other	20.3	16.4	16.7	15.3
Total general and administrative expenses	64.8	57.7	60.4	58.5
Loss from operations	(9.5)	(3.8)	(7.5)	(1.5)
Other income (expense):
Interest income	—	0.2	0.1	0.5
Interest expense	(0.1)	(0.1)	(0.1)	—
Other, net	—	—	—	0.0
Total other income, net	—	0.1	—	0.5
Loss before income taxes	(9.5)	(3.7)	(7.5)	(0.9)
Income tax benefit	(3.5)	(1.3)	(2.7)	(0.3)
Net loss	(6.0)%	(2.3)%	(4.7)%	(0.7)%

Three Months Ended October 2, 2009 Compared to Three Months Ended September 26, 2008

Contract revenue.    Our contract revenue was $14.6 million for the three months ended October 2, 2009, with $10.7 million attributable to the Engineering Services segment and $3.0 million attributable to the Public Finance Services segment.  Our Homeland Security Services segment generated $0.9 million during this period.  Consolidated contract revenue decreased $4.1 million, or 21.9%, to $14.6 million for the three months ended October 2, 2009, from $18.7 million for the three months ended September 26, 2008.  This was due primarily to a decrease of $3.6 million, or 25.3%, in contract revenue for the Engineering Services segment primarily as a result of the continuing decline in our building and safety projects which is directly and indirectly affected by the residential housing market.  Contract revenue in the Public Finance Services segment decreased $0.6 million, or 16.7%, from $3.6 million to $3.0 million for the three months ended October 2, 2009 as compared to the three months ended September 26, 2008.  Contract revenue for our Homeland Security Services segment increased $0.2 million, or 28.6%, from $0.7 million to $0.9 million in the three months ended October 2, 2009 as compared to the three months ended September 26, 2008.

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

Direct costs of contract revenue.    Direct costs of contract revenue were $6.5 million for the three months ended October 2, 2009, with $5.3 million attributable to the Engineering Services segment and $0.8 million attributable to the Public Finance Services segment.  The additional $0.4 million is attributable to direct costs of contract revenue for our Homeland Security Services segment.  Overall, direct costs decreased by $2.1 million, or 24.4%, to $6.5 million for the three months ended October 2, 2009, from $8.6 million for the three months ended September 26, 2008.  This net decrease is attributable to decreases in direct costs within our Engineering and Public Finance Services segments of $2.0 million and $0.2 million, respectively, partially offset by an increase of $0.1 million within our Homeland Security Services segment.

Direct costs decreased as a result of decreases in salaries and wages, other direct costs and subconsultant services of $1.1 million, $0.7 million, and $0.3 million, respectively. Within direct costs of contract revenue, salaries and wages increased to 30.5% of contract revenue for the three months ended October 2, 2009 from 29.8% for the three months ended September 26, 2008. Comparing those same periods, subconsultant services increased to 12.2% of contract revenue from 10.9% of contract revenue.

General and administrative expenses.    General and administrative expenses decreased by $1.4 million, or 13.0%, to $9.4 million for the three months ended October 2, 2009 from $10.8 million for the three months ended September 26, 2008. This was due primarily to a decrease of $1.3 million in general and administrative expenses of the Engineering Services segment. General and administrative expenses decreased by $0.1 million for our Public Finance Services segment and increased by $0.1 million for our Homeland Security Services segment. Our unallocated corporate expenses decreased by $0.1 million. General and administrative expenses as a percentage of contract revenue increased to 64.8% for the three months ended October 2, 2009 from 57.7% for the three months ended September 26, 2008.

The $1.4 million decrease in general and administrative expenses primarily relates to the $1.1 million decrease in salaries and wages, payroll taxes and employee benefits. Facilities and facility related expenses, depreciation and amortization expenses and other general and administrative expenses also decreased but these decreases were offset by an increase in stock based compensation expense and lease abandonment expenses. Lease abandonment expenses relate to office space under a non-cancellable lease that is no longer being used by us. This lease primarily relates to the Engineering Services segment. The present value of the future lease payments net of estimated sublease payments along with any unamortized tenant improvement costs has been recognized as lease abandonment expense in our consolidated statements of operations and a corresponding liability has been recorded for the net future rental payments.. The reduction in employee related costs primarily resulted from reductions in headcount and cost control measures.  As discussed above under “—Components of Income and Expense—Direct Costs of Contract Revenue,” we do not allocate that portion of salaries and wages not related to time spent directly generating revenue to direct costs of contract revenue.  The reduction in facility and facility related expenses primarily resulted from office closures in fiscal 2008 and the first nine months of fiscal 2009. The net reduction in other general and administrative expenses is primarily due to cost control measures and reductions in accounting, legal and recruiting, marketing, insurance and auto expenses, partially offset by increases in professional services related to process improvements to our fully integrated accounting system and related systems, SOX compliance services and an additional reserve for potential bad debt for accounts receivable.

Loss from operations.     As a result of the above factors, our operating loss was $1.4 million for the three months ended October 2, 2009 as compared to $0.7 million for the three months ended September 26, 2008. Loss from operations as a percentage of contract revenue was (9.5)% for the three months ended October 2, 2009, as compared to (3.8)% in the prior year period.

Other income (expense).    Other income (expense), net was a net expense of $3,000 for the three months ended October 2, 2009, as compared to $17,000 of income for the three months ended September 26, 2008. The decrease is primarily the result of reduced interest income due primarily to lower interest rates earned on our cash equivalents.

Income tax benefit.     Income tax benefit was $0.5 million for the three months ended October 2, 2009, compared to income tax benefit of $0.3 million for the prior year period. The increase in income tax benefit resulted from the larger loss incurred during the three months ended October 2, 2009 compared to the loss incurred for the comparative period. The Company believes that it is more likely than not that a tax benefit resulting from these losses will be realized.

Net loss.    As a result of the above factors, our net loss was $0.9 million for the three months ended October 2, 2009 compared to $0.4 million for the three months ended September 26, 2008.

Nine Months Ended October 2, 2009 Compared to Nine Months Ended September 26, 2008

Contract revenue.    Our contract revenue was $47.2 million for the nine months ended October 2, 2009, with $35.7 million attributable to the Engineering Services segment and $9.1 million attributable to the Public Finance Services segment.  Our Homeland Security Services segment generated $2.4 million during this period.  Consolidated contract revenue decreased $7.0 million, or 12.9%, to $47.2 million for the nine months ended October 2, 2009, from $54.2 million for the nine months ended September 26, 2008.  This was due primarily to a decrease of $6.7 million, or 15.8%, in contract revenue for the Engineering Services segment primarily as a result of the continuing decline in our building and safety projects which is directly and indirectly affected by the residential housing market.  Contract revenue in the Public Finance Services segment decreased $1.1 million, or 10.8%, from $10.2 million to $9.1 million for the nine months ended October 2, 2009 as compared to the nine months ended September 26, 2008.  Contract revenue for our Homeland Security Services segment increased $0.8 million, or 50.0%, from $1.6 million to $2.4 million for the nine months ended October 2, 2009 as compared to the nine months ended September 26, 2008.

Contract revenue for the Engineering Services segment has been significantly impacted by the decline in the California residential housing market and state and local government budget cuts. A source of revenue in our Engineering Services segment is fees assessed for building permits. Since the second half of fiscal 2007, we have experienced reductions in revenue from these fees because of the continuing slowdown in residential construction in the western United States.  Contract revenue for the Engineering Services segment also decreased because of the lower demand for our staff augmentation, plan check and other building and safety services resulting from the decline in the residential housing market. The $6.7 million decrease in contract revenue for the Engineering Services segment is net of an increase of $5.5 million of revenue recognized by Willdan Energy Solutions in the first nine months of fiscal 2009 primarily the result of a full nine months of revenue for this subsidiary, which was acquired on June 9, 2008, being included in the 2009 results as compared to approximately four months for the 2008 period. Revenue in the Public Finance Services segment decreased primarily due to lower levels of activity in the financial consulting business as a result of the general downturn in macro-economic conditions. Revenue in the Homeland Security Services segment has increased due to an increase in our emergency planning and exercises, particularly in California and Arizona. Additionally, our Homeland Security Services segment has expanded its client base beyond its traditional municipal governments to include the transit industry, schools and healthcare agencies.

Direct costs of contract revenue.    Direct costs of contract revenue were $22.2 million for the nine months ended October 2, 2009, with $18.4 million attributable to the Engineering Services segment and $2.5 million attributable to the Public Finance Services segment.  The additional $1.3 million is attributable to direct costs of contract revenue for our Homeland Security Services segment.  Direct costs of contract revenue for the Engineering Services segment for the nine months ended October 2, 2009 includes $5.8 million relating to Willdan Energy Solutions, compared to $2.3 million for the comparative 2008 period since this subsidiary was not owned by us for the full 2008 period as discussed above.  Overall, direct costs decreased by $1.1 million, or 4.7%, to $22.2 million for the nine months ended October 2, 2009, from $23.3 million for the nine months ended September 26, 2008.  This decrease is attributable to decreases in direct costs within our Engineering Services and Public Finance Services segments of $1.4 million and $0.2 million, respectively partially offset by a $0.5 million increase in direct costs of contract revenue for our Homeland Security Services segment, resulting from increased volume of activity as discussed above.

Direct costs decreased as a result of a decrease in salaries and wages of $2.9 million, offset by increases in subconsultant services and other direct costs of $1.5 million and $0.3 million, respectively. Within direct costs of contract revenue, salaries and wages decreased to 29.1% of contract revenue for the nine months ended October 2, 2009 from 30.7% for the nine months ended September 26, 2008. Comparing those same periods, subconsultant services increased to 13.5% of contract revenue from 8.9% of contract revenue. Subconsultant costs increased primarily due to our acquisition of Willdan Energy Solutions in June 2008.  Willdan Energy Solutions utilizes a higher percentage of subconsultants and other direct costs than our other subsidiaries.

General and administrative expenses.    General and administrative expenses decreased by $3.2 million, or 10.1%, to $28.5 million for the nine months ended October 2, 2009 from $31.7 million for the nine months ended September 26, 2008.  This was due primarily to a decrease of $2.8 million in general and administrative expenses of the Engineering Services segment. The decrease in general and administrative expenses is net of an increase of $2.1 million attributable to Willdan Energy Solutions primarily related to a full nine months of expense for the 2009 period compared to approximately four months for the comparative 2008 period for this subsidiary that was acquired on June 9, 2008. General and administrative expenses decreased by $0.1 million for our Homeland Security Services segment and remained flat for our Public Finance Services segment. Unallocated corporate expenses decreased by $0.3 million.  General and administrative expenses as a percentage of contract revenue increased to 60.4% for the nine months ended October 2, 2009 from 58.5% for the nine months ended September 26, 2008.

The $3.2 million decrease in general and administrative expenses primarily relates to a $2.9 million decrease in salaries and wages, payroll taxes and employee benefits. Facilities and facility related expenses and other general and administrative expenses also decreased, but this was offset by an increase in depreciation and amortization expenses and lease abandonment expenses. Lease abandonment expenses relate to office space under a non-cancellable lease that is no longer being used by us. This lease primarily relates to the Engineering Services segment. The present value of the future lease payments net of estimated sublease payments along with any unamortized tenant improvement costs has been recognized as lease abandonment expense in our consolidated statements of operations and a corresponding liability has been recorded for the net future rental payments. The reduction in employee related costs primarily resulted from reductions in headcount and cost control measures.  The reduction in facility and facility related expenses primarily resulted from office closures in fiscal 2008 and the first nine months of fiscal 2009. As discussed above under “—Components of Income and Expense—Direct Costs of Contract Revenue,” we do not allocate that portion of salaries and wages not related to time spent directly generating revenue to direct costs of contract revenue.  The net reduction in other general and administrative expenses primarily related to cost control measures and reductions in accounting, legal and recruiting, marketing, insurance and auto expenses, partially offset by increases in professional services related to process improvements to our fully integrated accounting system and related systems, SOX compliance services, and an additional reserve for potential bad debt for accounts receivable. The increase in depreciation and amortization expense primarily resulted from the increase in the amortization of intangible assets related to the acquisition of Willdan Energy Solutions in June 2008.

Loss from operations.   As a result of the above factors, our operating loss was $3.5 million for the nine months ended October 2, 2009, as compared to $0.8 million for the nine months ended September 26, 2008. Loss from operations as a percentage of contract revenue was (7.5)% for the nine months ended October 2, 2009, as compared to (1.5)% in the prior year period.

Other income (expense).     Other income (expense), net was a net expense of $3,000 for the nine months ended October 2, 2009, as compared to $0.3 million of income for the nine months ended September 26, 2008. The decrease is primarily the result of reduced interest income due primarily to the lower average balances as a result of the cash required for the Willdan Energy Solutions acquisition on June 9, 2008 along with lower interest rates.

Income tax benefit.     Income tax benefit was $1.3 million for the nine months ended October 2, 2009, compared to $0.1 million for the prior year period.  The increase in the income tax benefit resulted from the larger loss incurred during the nine months ended October 2, 2009, as compared to the 2008 period.  The Company believes that it is more likely than not that a tax benefit resulting from these losses will be realized.

Net loss.    As a result of the above factors, our net loss was $2.2 million for the nine months ended October 2, 2009 compared to $0.4 million for the nine months ended September 26, 2008.

Liquidity and Capital Resources

As of October 2, 2009, we had $7.9 million of cash and cash equivalents. Our primary sources of liquidity are cash generated from operations and funds available under our revolving line of credit.  We believe that our cash and cash equivalents on hand, cash generated by operating activities and funds available under our credit facility will be sufficient to finance our operating activities for at least the next 12 months.

Cash flows from operating activities

Cash flows provided by operating activities were $1.7 million for the nine months ended October 2, 2009 compared to $3.1 million for the nine months ended September 26, 2008. The cash flows provided by operating activities in the nine months ended October 2, 2009 were comparatively lower than in the nine months ended September 26, 2008 due primarily to the decline in our volume of business as a result of the unfavorable economic conditions, as well as a decrease in our accounts payable.

Cash flows from investing activities

Cash flows used in investing activities were $2.5 million for the nine months ended October 2, 2009 compared to $9.1 million for the nine months ended September 26, 2008.  Cash flows used in investing activities for the nine months ended October 2, 2009 were comparatively lower than in the nine months ended September 26, 2008 primarily due to a decrease of $7.6 million in payments, net of cash acquired, related to the acquisition of Willdan Energy Solutions, which was acquired on June 9, 2008. We also used $0.3 million less on purchases of equipment and leasehold improvements and liquid investments during the nine months ended October 2, 2009 as compared to the nine months ended September 26, 2008. These amounts were partially offset by net proceeds of $1.3 million from the sale of liquid investments in the 2008 period that was not recurring in the 2009 period.

Cash flows from financing activities

Cash flows provided by financing activities were $0.6 million for the nine months ended October 2, 2009 compared to $1.4 million used in financing activities for the nine months ended September 26, 2008. This net change of $2.0 million resulted primarily from a $1.0 million increase in the change in excess of outstanding checks over bank balance and a $1.0 million reduction in payments on notes payable.

Outstanding indebtedness

We currently have a revolving line of credit with Wells Fargo Bank, National Association (“Wells Fargo”), which was amended on March 30, 2009 and November 9, 2009. We have also financed, from time to time, insurance premiums by entering into unsecured notes payable with insurance companies. During our annual insurance renewals in the fourth quarter of our fiscal year ended January 2, 2009, we elected not to finance our insurance premiums for fiscal 2009.

Under the terms of our credit agreement with Wells Fargo, we can borrow up to $5.0 million from time to time (as may be limited by the covenants in the credit agreement as discussed below) up to and until January 1, 2011. Loans made under the revolving line of credit will accrue interest at either (i) the floating rate equal to the prime rate in effect from time to time or (ii) the fixed rate of 1.75% above LIBOR, at our election. For prime rate loans, the interest rate will be adjusted when each prime rate change by the bank is announced and becomes effective. There were no outstanding borrowings under this agreement as of October 2, 2009.

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

The credit agreement contains customary representations and affirmative covenants, including a covenant to maintain a tangible net worth of at least $18.0 million at all times. Tangible net worth is defined in the credit agreement as stockholders’ equity less intangible assets and loans or advances to, or investments in, any related entities or individuals. The impact of any non-cash property lease termination expense of up to $1.0 million in the aggregate recorded during the period from October 1, 2009 through December 31, 2010 will be excluded from the calculation of tangible net worth under the credit agreement. As of October 2, 2009, our tangible net worth as defined under our credit agreement was $19.1 million(1).

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

The following is a reconciliation of stockholders’ equity to tangible net worth:

October 2, 2009

Stockholders’ equity	$32,406,000
Goodwill and other intangibles, net	(13,295,000)
Related party loans, advances or investments	—

Tangible net worth	$19,111,000

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

Contractual obligations

We had no material changes in commitments for long-term debt obligations, operating lease obligations or capital lease obligations as of October 2, 2009, as compared to those disclosed in our table of contractual obligations included in our Annual Report on Form 10-K for the year ended January 2, 2009.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued a standard entitled “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB No. 162.” This standard establishes the FASB Accounting Standards Codification (“Codification”), as the single source of authoritative United States accounting and reporting standards applicable for all non-government entities, with the exception of the Securities and Exchange Commission and its staff.  The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009.  As the Codification is not intended to change or alter existing U.S. GAAP, the adoption of the standard did not have a material effect on our consolidated financial statements.

In May 2009, the FASB issued a standard entitled “Subsequent Events.” This standard requires disclosure of the date through which a company evaluated the need to disclose events that occurred subsequent to the balance sheet date and whether that date represents the date the financial statements were issued or were available to be issued. We adopted the standard for the period ended July 3, 2009 and this did not have any effect on its consolidated financial position, results of operations or cash flows.

In April 2008, the FASB issued a standard entitled “Determination of the Useful Life of Intangible Assets.” This standard amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under the standard for goodwill and other intangible assets. The standard will be effective for fiscal years beginning after December 15, 2008. We adopted the standard on January 3, 2009 and this had no effect on our financial statements.

In December 2007, the FASB issued a standard entitled “Business Combinations.” This standard establishes the principles and requirements for how an acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The standard makes significant changes to existing accounting practices for acquisitions and applies prospectively to business combinations, for which the acquisition date is on or after the beginning of the first annual reporting period on or after December 15, 2008. We adopted the standard on January 3, 2009 and this had no effect on our financial statements.

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

•              expectations about our ability to renew our existing credit facility with Wells Fargo

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

We had cash and cash equivalents of $7.9 million as of October 2, 2009. This amount includes $1.2 million invested in the Wells Fargo Stage Coach Sweep Investment Account, $5.3 million invested in the Wells Fargo Money Market Mutual Fund and $0.5 million invested in the Wells Fargo Advantage Heritage Fund. The balance of $0.9 million represents cash on hand in business checking accounts. Although these investments are subject to variable interest rates, we do not believe we are subject to significant market risk for these short-term investments.

We do not engage in trading activities and do not participate in foreign currency transactions or utilize derivative financial instruments. Additionally, as of October 2, 2009, we did not have any outstanding debt under our revolving credit facility that bears interest at variable or fixed rates.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of October 2, 2009.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, as of October 2, 2009.  No change in our internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

County of San Diego v. Willdan, Superior Court of California, Riverside County

A complaint was filed against us on February 28, 2008 relating to a project for the reconstruction of a portion of Valley Center Road located in an unincorporated area of San Diego County. The design was completed by us and a contract was awarded to a construction contractor for construction of the improvements. The construction was originally scheduled for completion in December 2008; however completion was delayed until October 2009. The lawsuit alleges that the delays in construction were caused by errors and omissions in our preparation of reports and design and engineering of the project, resulting in additional design and construction costs, in an amount to be determined but believed to be in excess of $5.0 million. We deny the allegations asserted in the lawsuit and will vigorously defend against the claims.

Topaz v. City of Laguna Beach, Superior Court of California, Orange County

This suit concerns a project by the City of Laguna Beach to reconstruct a retaining wall supporting a city road. We served as the construction observer for this project. The construction work was performed from February 2005 to March 2005. Subsequent to completion of the project by the City, the plaintiffs, with the assistance of a neighbor, planted a row of trees along the top of the slope and added surface irrigation along the line of trees. In June 2005, a portion of the slope below the retaining wall near the newly planted trees experienced a surficial failure, damaging the plaintiffs’ residence. The retaining wall did not fail. The plaintiffs were not injured in the incident. The plaintiffs allege that the City of Laguna Beach violated its own ordinances by not obtaining appropriate geotechnical data during the design stage and by allowing the work to be constructed during the rainy season. The lawsuit also names the project designer, the general contractor and us, the construction observer, as defendants. We were named as a defendant in the first amended complaint filed on October 17, 2007 and the general contractor has filed a cross-complaint against us seeking equitable apportionment.  We have filed a cross-complaint against the plaintiffs’ neighbor alleging that the row of trees caused the slope failure. The plaintiffs have asserted damages to real and personal property in the amount of $0.8 million and general damages between $1.6 million and $4.7 million. We deny the allegations asserted against us in the lawsuit and the cross-complaint and will vigorously defend against the claims.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Exhibit Description
3.1	Articles of Incorporation of Willdan Group, Inc., including amendments thereto(1)
3.2	Bylaws of Willdan Group, Inc.(2)
10.1	Fifth Amendment to Credit Agreement, entered into on November 9, 2009, between Willdan Group, Inc. and Wells Fargo Bank, National Association*
10.2	Revolving Line of Credit Note for $5,000,000 dated November 9, 2009, by Willdan Group, Inc. in favor of Wells Fargo Bank, National Association*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002*

*              Filed herewith.

(1)           Incorporated by reference to Willdan Group, Inc.’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on August 9, 2006, as amended (File No. 333-136444).

(2)           Incorporated by reference to Willdan Group, Inc.’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 13, 2009.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLDAN GROUP, INC.

By:	/s/ Kimberly D. Gant
Kimberly D. Gant
Chief Financial Officer, Senior Vice President
Date: November 12, 2009

WILLDAN GROUP, INC.

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
3.1	Articles of Incorporation of Willdan Group, Inc., including amendments thereto(1)
3.2	Bylaws of Willdan Group, Inc.(2)
10.1	Fifth Amendment to Credit Agreement, entered into on November 9, 2009, between Willdan Group, Inc. and Wells Fargo Bank, National Association*
10.2	Revolving Line of Credit Note for $5,000,000 dated November 9, 2009, by Willdan Group, Inc. in favor of Wells Fargo Bank, National Association*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002*

*              Filed herewith.

(1)           Incorporated by reference to Willdan Group, Inc.’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on August 9, 2006, as amended (File No. 333-136444).

(2)           Incorporated by reference to Willdan Group, Inc.’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 13, 2009.