Form 10-K
period 2010-01-01
Willdan Group, Inc.
filed 2010-03-30
CIK 1370450

Use these links to rapidly review the document

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended January 1, 2010.
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

         The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as reported on the NASDAQ Global Market, as of the last business day of the registrant's most recently completed second fiscal quarter was $10.5 million.

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         On March 29, 2010, 7,228,683 shares of the registrant's common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Part III of this Form 10-K incorporates information by reference from the registrant's definitive proxy statement for the 2010 Annual Meeting to be filed on or prior to April 21, 2010.

ii

PART I

ITEM 1.    BUSINESS

Overview

        We are a provider of outsourced services to small and mid-sized public agencies and large public utilities in California, New York and, to a lesser extent, other states throughout the United States. Outsourcing enables these agencies to provide a wide range of specialized services, without having to incur and maintain the overhead necessary to develop staffing in-house. We provide a broad range of services to public agencies and to a lesser extent, private industry, including:

  •
  Civil Engineering;

  •
  Building and Safety Services;

  •
  Geotechnical Engineering;

  •
  Energy Efficiency Consulting;

  •
  Financial and Economic Consulting; and

  •
  Disaster Preparedness and Homeland Security.

        We operate our business through a network of offices located primarily in California and New York. We also have operations in Arizona and, to a lesser extent, other states throughout the United States. As of January 1, 2010, we had a staff of 466 which includes licensed engineers and other professionals. Based on our 2008 revenue, we ranked 164 out of 500 top design firms in Engineering News-Record's 2009 Design Survey. Our traditional clients have been public agencies in communities with populations ranging from 10,000 to 300,000 people. We believe communities of this size are underserved by large outsourcing companies that tend to focus on securing large federal and state projects, as well as projects for the private sector. We also serve large public utilities which serve major metropolitan communities. We strive to establish close working relationships with our public agency clients and, over time, to expand the breadth and depth of the services we provide to them.

        While we currently serve communities throughout the country, our business with public agencies is concentrated in California and neighboring states. We provide services to approximately 60% of the 480 incorporated cities and over 60% of the 58 counties in California. We also serve special districts, school districts, a range of public agencies, and to a lesser extent, private industry. Our business with large public utilities is concentrated in California and New York.

        General economic conditions have continued to decline due to a number of factors including slower economic activity, a lack of available credit, decreased consumer confidence and reduced corporate profits and capital spending. These conditions have led to a slowdown in construction, particularly residential housing construction, in the western United States. As a result of this slowdown, both our engineering services segment and public finance services segment have suffered declines in revenue and operating margin compression. As a result, we have made several reductions in workforce and facility leases in order to align resources to workload and reduce costs. Should the economic slowdown continue for longer than expected or worsen, we will need to evaluate further reductions in headcount and facilities in business lines that are underperforming. We will also continue to focus on reducing discretionary expenditures and the efficient procurement of necessary services. See "Management's Discussion and Analysis of Financial Condition and Results of Operation."

        We were founded over 40 years ago and Willdan Group, Inc., a Delaware corporation, was formed in 2006 to serve as our holding company. Today, we consist of a family of wholly-owned companies that operate within the following segments:

        Engineering Services.    Our Engineering Services segment includes the operations of our subsidiaries, Willdan Engineering, Willdan Geotechnical, Willdan Energy Solutions, Willdan Resource Solutions, and Public Agency Resources (PARs). These businesses collectively provide engineering-related services, geotechnical engineering services, environmental engineering and environmental related services and energy efficiency, water conservation, sustainability and renewable energy services. Additionally, PARs primarily provides staffing to Willdan Engineering. For fiscal years 2009 and 2008, revenue for the Engineering Services segment represented approximately 75% and 78%, respectively, of our overall contract revenue.

        Public Finance Services.    Our Public Finance Services segment consists of the operations of our subsidiary, Willdan Financial Services (WFS), which offers financial and economic consulting services to public agencies. For fiscal years 2009 and 2008, contract revenue for the Public Finance Services segment represented approximately 19% of our overall contract revenue.

        Homeland Security Services.    Our Homeland Security Services segment consists of the operations of our subsidiary, Willdan Homeland Solutions, which offers homeland security, public safety consulting and management consulting services. We formed this subsidiary in fiscal year 2004 and began operations in the second half of fiscal year 2005. For fiscal years 2009 and 2008, contract revenue for our Homeland Security Services segment represented approximately 6% and 3%, respectively, of our overall contract revenue.

Our Markets

        We provide engineering, public finance and homeland security services primarily to mid-size government agencies and large public utilities. We believe the market for these privatized governmental services is, and will be, driven by a number of factors, including:

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

Engineering Services

        Engineering services encompass a variety of disciplines associated with the design and construction of public infrastructure improvements. We expect continued population growth in California and other western states to place a significant strain on the infrastructure in those areas, driving the need for both new infrastructure and the rehabilitation of aging structures. Federal, state and local governments have responded to this need by proposing an increase in their funding of infrastructure related activities, and voters in California and Arizona have, in recent years, passed sales tax increases to fund transportation improvements.

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

        For fiscal year 2010, under the Department of Homeland Security Grant Program, (HSGP), the federal government will provide approximately $1.8 billion to the states, which in turn will disburse these funds to local law enforcement and other agencies. The federal Department of Homeland Security, or DHS, has designated 64 metropolitan areas throughout the country to receive almost half of the HSGP funds through a program called the DHS Urban Areas Security Initiative, or UASI. Designated UASI metropolitan areas include eight metropolitan areas in California and the Phoenix, Arizona; Tucson, Arizona; Denver, Colorado; and Las Vegas, Nevada metropolitan areas. Homeland security funding has remained constant over the last three fiscal years and we do not anticipate a change in funding levels at the federal or state levels in the foreseeable future.

Our Services

        We specialize in providing privatized services to public agencies. Our core client base is composed of cities, counties, special districts, other local and state agencies, tribal governments, large utilities and to a lesser extent, private industry.

        We are organized to profitably manage numerous small to mid-size contracts at the same time. With our focus on local and regional agencies, typical contracts can range from $1,000 to over $1,000,000 in contract revenue. Our typical project contracts have a duration of less than 12 months, although we have city services contracts that have been in effect for over 27 years. At January 1, 2010, we had approximately 2,200 open projects.

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

	Fiscal Year
	2009	2008	2007
Engineering Services	75%	78%	82%
Public Finance Services	19%	19%	16%
Homeland Security Services	6%	3%	2%

        See Item 8 of Part II, "Financial Statements and Supplementary Data" for additional segment information.

Engineering Services

        We provide a broad range of engineering services to the public sector and limited services to the private sector. In general, contracts for engineering services (as opposed to construction contracts) are awarded by public agencies based primarily upon the qualifications of the engineering professional, rather than the proposed fees. Many jobs are awarded without a mandated proposal process, especially if an agency has a longstanding relationship with an engineering professional with relevant expertise. A substantial percentage of our engineering-related work is for existing clients that we have served for many years.

        Our broad range of engineering services are listed in the following table and described individually below:

City Engineering	Geotechnical Engineering
Building and Safety	Flood Control
Public Works and Infrastructure Design	Code Enforcement
Construction Management	Energy Efficiency
Traffic Engineering	Sustainability
Water and Wastewater Engineering	Water Conservation
Structural Engineering	Environmental
Planning	Greenhouse Gas (GHG) Emission Reduction Strategies
Landscape Architecture	Climate Action Plans

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

        Building and Safety.    Our building and safety services can range from managing and staffing an entire municipal building department to providing specific outsourced services, such as plan review and field inspections. Other aspects of this discipline include performing accessibility compliance and providing disaster recovery teams, energy compliance evaluations, permit processing and issuance, seismic retrofitting programs, and structural plan review. Many of our building and safety services engagements are with municipalities and counties where we supplement the capacity of in-house staff.

        Public Works and Infrastructure Design.    This sector constitutes our traditional engineering design function. Our engineers design streets and highways, airport and transit facilities, freeway interchanges, high-occupancy vehicle lanes, pavement reconstruction, and other elements of city, county, and state infrastructure.

        Construction Management.    We provide construction management services to our public-sector clients. We provide inspection services, along with full construction management and support, depending on the client's needs and the scope of the specific project. Our construction management experience encompasses projects such as streets, bridges, sewers and storm drains, water systems, parks, pools, public buildings, and utilities.

        Traffic Engineering.    Our traffic engineering services include serving as the contract city traffic engineer in communities, as well as performing design and traffic planning projects for our clients. These services and projects include parking management studies, intersection analyses and improvements, traffic impact reports, and traffic signal and control systems.

        Water and Wastewater Engineering.    Our water and wastewater engineering services include design and project management of public water and wastewater facilities. Our core competencies include hydraulic modeling, master planning, rate studies and design and construction services. Our design experience includes reservoirs, pressure reducing stations, pump and lift stations, and pipeline alignment studies, as well as water/wastewater collection, distribution, and treatment facilities.

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

        Planning.    As part of our planning services, we assist communities with implementation of general plans, land use enforcement, capital improvement planning, community development and redevelopment programs, and economic development strategies. For some cities, we provide staff to relieve peak workload situations or to fill vacant planning positions on an interim basis. We also prepare land use studies, environmental documentation services (NEPA/CEQA/EIR), and economic and community development plans, and can handle the development services function for emerging and newly incorporated cities.

        Landscape Architecture.    Our services in the area of landscape architecture include design, planning, landscape management, and urban forestry. Specific projects include park design and master planning, bidding and construction documents, water conservation plans, urban beautification programs, landscape maintenance management, site planning, and assessment district management.

        Geotechnical Engineering.    We provide geotechnical and earthquake engineering services, including soils engineering, earthquake and seismic hazard studies, geology and hydrogeology engineering, and construction inspection. We operate a licensed, full-service geotechnical laboratory at our headquarters in Anaheim, California, which offers an array of testing services, including construction materials testing and inspection.

        Flood Control.    We provide a complete analysis and projection of storm flows for use in master drainage plans and for individual storm drain systems to reduce flooding in streets and adjacent properties.

        Code Enforcement    We assist municipalities with the development and implementation of neighborhood preservation programs and the staffing of code enforcement personnel.

        Energy Efficiency    We provide complete energy efficiency services, including comprehensive surveys and audits, marketing services, implementation services, program design, benchmark analysis, metering, and partnering with local governments and utilities. We also create and implement innovative information technology solutions for the energy industry.

        Sustainability.    We assist clients (including utilities, schools and private companies) in developing and managing facilities and infrastructures through a holistic, practical approach to sustainability. Our services in the area of sustainability cover renewable energy, master plans, Leadership in Energy and Environmental Design (LEED) certification for buildings, GHG reduction strategies, and the development of California Assembly Bill No. 811 (AB-811) projects.

        Water Conservation.    We offer a full range of water and wastewater management services. Our services in the area of water conservation cover water efficiency hardware retrofits, comprehensive audits, and custom developed processes to ensure that the audits result in actual measurable installations of conservation measures. We work with local governments and water agencies, to provide solutions, from initial analysis and design to implementation.

        Environmental.    We provide environmental consulting and remediation services to cities, counties, and local governments. Our environmental services encompass many technical disciplines and programs, including human health and ecological risk assessment, toxicology, chemistry, geochemistry, hydrogeology, hazardous materials and waste management, surface and storm water management, remediation system selection and design, remediation construction management, and environmental compliance.

        Greenhouse Gas (GHG) Emission Strategies.    We assist cities, counties, utilities, municipalities, and other clients with development of strategies to reduce GHG emissions. This includes benchmarking GHG emissions, developing and implementing strategies, and exploring financing options.

        Climate Action Plans.    We assist clients with development and implementation of climate action plans. These plans are inclusive of energy efficiency, water conservation, land development, renewable, and GHG reduction strategies.

        Representative Projects.    Examples of typical ongoing projects we have in the Engineering Services segment include the following:

  •
  Gateway Cities Council of Governments (COG).  We were retained by COG to provide technical support in responding to the requirements of SB 375, a complex and evolving legislation passed in 2008 to help the State of California meet the goals of its Global Warming Solutions Act. Since May 2009, we have conducted an on-line survey of COG sustainability efforts and compared the general plans of COG jurisdictions to Southern California Association of Governments (SCAG) assumptions. Future efforts by COG members that may be needed to attain desired GHG emissions reductions were evaluated. Additionally, we monitored and reported on the SB 375 process and related meetings and organized and conducted a series of SB 375 workshops for COG representatives. Based on our final report, COG has elected to assume responsibility from SCAG for preparing Sustainable Communities Strategies for the Gateway Cities sub-region.

  •
  City of Rancho Palos Verdes.  We secured over $2.5 million in state and federal funding for the Palos Verdes Drive North Bike Lane Project, a 1.26-mile bike lane that runs between Crenshaw Boulevard and the western city limits, and provided professional engineering and construction engineering services to the city. Improvements included a second through lane at major intersections to increase capacity, the installation of raised medians, street resurfacing, and traffic signal modifications. Other services provided by our firm included utility coordination and relocation, federal funding administration, environmental clearance (NEPA and CEQA), contract administration, and construction inspection.

  •
  City of Mendota.  We provided complete construction management, plan review, and inspection services for Mendota's new fast-track solar power plant. This project was the first utility-scale photovoltaic solar farm to be constructed after approval by the California Public Utilities Commission (CPUC), and will generate five megawatts of zero-emission electricity for sale to Pacific Gas & Electric (PG&E).

  •
  Los Angeles Gateway Region Integrated Regional Water Management (IRWM) Joint Powers Authority (JPA). Our services were retained to help member cities meet the California State Water Resources Control Board's Los Angeles River Trash Total Maximum Daily Load (TMDL) requirements. We initially performed a survey and submitted a recommendations report, after which we provided engineering services and plans, specifications and estimates (PS&E). This project was a fast-track effort completed within three months, and contractor bids based on our PS&E came in well under the projected budget. This savings allows the program to substantially increase the total number of Connector Pipe Screens and Automatically Retractable Screens installed and will greatly improve the environmental quality of the Los Angeles River. We will provide inspection services once construction begins.

  •
  Orange County Transportation Authority (OCTA).  We were hired by OCTA to prepare plans, specifications and estimates for a new Metrolink commuter rail station in the City of Placentia, California. The new station will be located along the San Bernardino subdivision of the BNSF Railway. The project site, identified in the environmental document, is approximately 4.75 acres. The project will provide a commuter rail station that meets current and future transit demand. The station is a key component of transit-oriented development envisioned in the Westgate Specific Plan for the City of Placentia. The Metrolink station project will include street improvements, railroad track improvements, pedestrian improvements, new rail platforms, and parking facilities.

  •
  City of San Clemente.  We were selected to provide construction project management services for the Senior Center and Orange County Fire Station No. 60 Project. The project includes construction of a 7,851 square-foot, two-story fire station facility and a 7,963 square-foot senior center. Both facilities will be constructed within a single building. The estimated project construction cost is $5 million. The project construction is planned to commence in April 2009 and be completed by December 2010.

  •
  California Department of State Architects (DSA).  We were selected to review plans and specifications for certain projects within the state of California on an as-needed basis in accordance with Titles 19 and 24, California Code of Regulations and all National Fire Protection Association (NFPA) Referenced Standards for Fire and Life Safety, according to the policies and procedures of the California Department of State Architects (DSA). Our role is to provide plan review, back-check review of drawings and specifications and review of change orders, addendums, deferred approvals, alternate designs, and revisions for California school buildings, state buildings, and public colleges and universities. These services are provided to the DSA Sacramento, Oakland, Los Angeles, and San Diego regions.

  •
  Con Edison Small Business Direct Install (SBDI) Program.  We are currently implementing the SBDI Program for Con Edison (Con Ed). This program has a goal of saving over 270 million kWh. The SBDI Program offers turn-key energy efficiency solutions to small- to medium-sized customers in the Con Ed service territory. We expect to coordinate audit and implementation activities to over 25,000 small to medium-sized business customers.

  •
  Data Centers.  We are providing comprehensive energy efficiency services to data center facility managers in the NYSERDA (New York), Southern California Edison (SCE), and Oncor Electric (Texas) service territories. The programs provide data centers with assistance in design, construction, and implementation of cost-effective energy efficiency strategies (such as virtualization, cooling system optimization, server load prioritization, and next generation servers). In addition to the energy efficiency services, we provide data centers with financial incentives to help offset feasibility, audit, and implementation costs.

  •
  San Gabriel Valley.  We developed the San Gabriel Valley Energy Wise Partnership, a comprehensive energy efficiency program targeting 32 cities in the San Gabriel Valley, assisting in the creation of a mutually beneficial relationship between Southern California Edison, Southern California Association of Governments and the San Gabriel Valley Council of Governments. The program goal is to deliver 2,701,363 kWh in annual energy savings from a combination of commissioning and retro-commissioning projects in three San Gabriel Valley cities. Additionally, the program promotes increased awareness of energy efficiency programs and the importance of energy conservation among residents and businesses.

  •
  San Francisco Public Utility Commission.  We have been working for the San Francisco Public Utility Commission (SFPUC) to implement the San Francisco Water Savers program. The SFPUC Water Savers Program targets high-consumption, non-residential water customers that represent the highest 20 percent of water users. The program leverages associated energy-saving opportunities to maximize customer financial incentives through the adoption of water-saving technologies. To date, the program represents a savings of approximately 750 acre feet of water to the SFPUC. We are currently providing municipal water audit services to the SFPUC.

  •
  Southern California Edison (SCE).  We are currently implementing the Hospital Facility Energy Efficiency Program (HFEEP), a SCE 2007-2008 retrofit program that offers cash incentives to energy consumers for providing comprehensive energy efficiency services to existing equipment or systems in medical office buildings. HFEEP targets 20 medical office buildings for energy efficiency implementations, and delivers energy savings of over 6.3 million kWh. We are also implementing other programs in SCE territories, including the Lodging Energy Efficiency Program and Direct Install Program.

  •
  Pacific Gas & Electric (PG&E).  We are currently providing a number of programs for PG&E. The Hospital Energy Efficiency Program (HEEP) offers turn-key energy efficiency services for hospitals and medical office buildings in PG&E's territory. The Ozone Laundry Energy Efficiency Program (OLEEP) captures cost-effective natural gas savings for on-premise laundry equipment in the hospitality and medical segments, correctional facilities and other commercial facilities. We are working with Sylvania Lighting on the implementation of the High Performance Lighting Program which will deliver cost-effective, energy efficient, state-of-the-art lighting solutions to office buildings, warehouses, and other large commercial buildings. We are also implementing the large hotel segment of PG&E's Lodging Savers program, focusing on energy efficiency solutions for hotels.

Public Finance Services

        We acquired our subsidiary Willdan Financial Services (formerly known as MuniFinancial), a public finance consulting business, in 1999 to supplement the services we offer our public-sector clients. In general, we supply expertise and support for the various financing techniques employed by public agencies to finance their operations and infrastructure. We also support the mandated reporting and other requirements associated with these financings. We do not provide underwriting or financial advisory services for municipal securities.

        Unlike our Engineering Services business, we often compete for business, at least initially, through a competitive bid process. However, since many public sector financing instruments, such as tax-exempt bonds, remain outstanding for up to 30 years, clients tend to retain us for as long as the financing remains in place. Our services in this segment include the following:

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

        Federal Compliance Services.    We offer federal compliance services to issuers of municipal securities, which can be cities, towns, school districts, housing authorities and other entities that are eligible to issue tax-exempt securities. Specifically, we provide arbitrage rebate calculations and municipal disclosure services that help issuers remain in compliance with federal regulations. We provide these reports, together with related compliance services such as bond elections, temporary period yield restriction, escrow fund monitoring, rebate payments and refund requests. In terms of continuing disclosure services, we both produce the required annual reports and disseminate those reports on behalf of the issuers. We provide federal compliance services to approximately 595 issuers in 38 states and the District of Columbia on more than 2,500 bond issues totaling over $57 billion in municipal debt.

        Representative Projects.    Examples of typical projects we have in the Public Finance Services segment include the following:

  •
  City of Flagstaff.  We were retained by the city to prepare a long-term financial plan and rate and fee study for its water, wastewater, and reclaimed water utilities. We assisted the city in meeting its challenges with providing high-quality utility services, including utility revenues not keeping pace with increasing operational and capital costs and its rate model being more than 10 years old. We provided the City with rates that fully fund operations, maintenance, and present and future capital costs for plant expansions.

  •
  Town of Buckeye.  We provided a comprehensive user fee and cost allocation study to the Town of Buckeye. We were asked by the Town to review its current user fees and indirect cost allocation plan. Based on a time survey administered in the building safety, planning and zoning, and engineering departments, we developed fees that will enable the Town to recover the full cost associated with the services it provides.

  •
  City of Miami Beach.  We were retained by the City to conduct a revenue enhancement study to accomplish the following: (a) survey similar communities for comparable fee structures and recommend new fees; (b) review present Miami Beach fees to ensure they are at market rates; and (c) ensure recommended rates, either new or adjusted, are at or below actual costs. We partnered with The Rose Institute of State and Local Government, Claremont, California, for the survey effort.

  •
  Orange County Transportation Authority (OCTA).  We developed environmental funding guidelines for OCTA. As the result of renewed Measure M (originally established to increase sales tax to generate funds for transportation projects), we began assisting OCTA with developing program guidelines for the distribution of such funds over the next 30 years. The renewal of Measure M generated specific funds to be used for environmental cleanup programs associated with storm water runoff from the County's various streets and highway systems. The new grant program guidelines we developed will: (1) ensure effective outreach and communication with environmental interest groups; (2) provide funding guidelines and equitable scoring criteria for new environmental cleanup programs; (3) meet program requirements promised to the voters that renewed the ballot measure; (4) adequately identify and describe "maintenance of effort" requirements; (5) ensure continuity with existing funding guidelines and provide for articulating baselines to address future technological advances; and (6) ensure a "benefit nexus" above existing program levels.

  •
  County of San Diego.  We are currently preparing a comprehensive Fire Fiscal Impact Analysis on new development occurring within the unincorporated areas of San Diego County. In addition to the fiscal analysis, an Impact Fee Study is being prepared for fire facilities. After the completion of both studies, we will facilitate the formation of a Community Facilities District (CFD) for the County to fund the necessary fire facilities and services required to support new development.

Homeland Security Services

        In fiscal 2004, we formed our subsidiary Willdan Homeland Solutions, formerly known as American Homeland Solutions. We provide homeland security and public safety consulting services to cities, counties and related municipal service agencies, such as utility and water companies, as well as school districts, port and transportation authorities, tribal governments and large business enterprises with a need for homeland security related services. We staff our projects in this area with former high-level local and regional public safety officers and focus on solutions tailored for local agencies and their personnel. Our services include the following:

        Training Services.    We design customized training courses for all aspects of disaster, unusual occurrence and emergency responses. In this regard, we have developed and own several training courses that meet or exceed the requirements for the federal National Incident Management System (NIMS) training. These courses assist clients in meeting their obligations to prepare their staff to utilize the NIMS. Our courses have been approved by California's Commission on Peace Officers Standards and Training, the California Office of Emergency Services, and the Federal National Integration Center, Training and Education Division, formerly the Department of Homeland Security's "Office of Grants and Training."

        Emergency Operations Planning.    We design, develop, implement, review, and evaluate public and private agencies' emergency operations and hazard mitigation plans, including compliance and consistency with federal, state and local laws and policies. Plans are tailored to respond to terrorism, intentional acts of sabotage, and natural disasters. We also provide command and control and emergency response training for all types of unusual occurrences. We have developed emergency operations and continuity and hazard mitigation plans for municipal governments, special districts, school districts, and private-industry clients.

        Terrorism and Threat Vulnerability Assessments.    These assessments involve the development of policies and procedures to assess threats and the vulnerability of local, regional, state, and national infrastructures, including city and county buildings, ports and airports, facilities, power supplies, water supplies, communications networks, and transportation systems.

        Planning Evaluations and Exercises.    We conduct planning sessions and exercises, including those relating to weapons of mass destruction, large events, mass casualty transportation disasters, terrorism incident response, natural disaster response and recovery, and civil disorder events. We design these exercises for multi-agency involvement so they are fully compliant with the federal government's Homeland Security Exercise and Evaluation Program (HSEEP), the State Emergency Management System (SEMS) for California, and the National Response Framework. Exercises are designed to evaluate and test "first responders" and support personnel, as well as elected officials and agency management.

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

        Representative Projects.    Examples of typical Homeland Security Services projects include the following:

  •
  Southern Planning Area Project (SPA).  We were awarded a $1.8 million contract with GTSI, Inc. to provide public safety interoperable communications professional services to the 11 California counties that comprise the California Statewide Interoperability Executive Committee Southern Planning Area (SPA). The SPA is an area larger than the State of New York with a population of more than 22 million. As the technical lead on the project, we are providing planning and training services in the development of the SPA's tactical interoperable communications plans. Our communications professionals will support each of the 11 counties with the goal of unifying the communications systems and improving the SPA's interoperable communications through compliance with the California Statewide Communication Interoperable Plan and the National Emergency Communication Plan.

  •
  Continuity of Operations Plan (COOP) Program.  We were awarded a $689,000 contract in 2008 to establish a COOP program. The program was broken into four developmental phases to support the five largest cities in Orange County, California. Phase I included the development of COOP plans for 60 city departments and overarching plans for each city. We provided COOP training for each city during Phase II. Tabletop or discussion-based exercises were designed, developed and delivered to each city during Phase III. Lessons learned during the first three phases were used to finalize the plans in Phase IV. We are currently in discussions with the Anaheim/Santa Ana UASI to provide consulting support for the remaining 29 cities in Orange County.

  •
  Terrorism Prevention Exercise Program (TPEP).  We were awarded a $250,000 contract to support the DHS, National Exercise Division TPEP. The TPEP is broken into three objectives: (1) Program Management and Policy Development; (2) Prevention Exercises; and (3) Interagency Coordination and Integration. Our personnel supported each of these objectives. Under Objective 1, we supported program management in providing direction to future TPEP initiatives. Additionally, we continue to lead the development of all TPEP policy initiatives in support of DHS with the integration of Prevention Exercise Methodologies into the revision of HSEEP doctrine as a national standard. Under Objective 2, we supported and led several prevention exercises, including TPEP's first cross-border functional exercise. Lastly, under Objective 3, we supported TPEP through formal conference workshops and key note addresses, which included the DOJ/DHS Western Regional Fusion Center Conference and the FEMA National Training and Exercise Conference.

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

        Strategic locations in key markets.    Local agencies want professionals who understand their local needs. Therefore, we deliver our services through a network of offices dispersed throughout the western United States and New York. Each of our offices is staffed with quality professionals, including former management level public sector employees, such as planners, engineers, inspectors, and police and fire department personnel. These professionals understand the local and regional markets in which they work.

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

        Experienced, talented and motivated employees.    Our staff consists of seasoned professionals with a broad array of specialties, and a strong customer service orientation. Our corporate culture places a high priority on investing in our people, including providing opportunities for stock ownership to attract, motivate and retain top professionals. Our executive officers have an average of more than 32 years of experience in the engineering and consulting industry, and an average of 4 years with our company.

Clients

        Our clients primarily consist of cities, counties, redevelopment agencies, water districts, school districts and universities, state agencies, federal agencies, a variety of other special districts and agencies, tribal governments, public utilites and to a lesser extent, private industry. Our typical client is an agency serving a community of 10,000 to 300,000 people. In fiscal year 2009, we served over 800 distinct clients. No individual client accounted for over 5% of our consolidated contract revenue in fiscal year 2009. For fiscal year 2009, each of our top eight clients accounted for between 2% and 5% of our consolidated contract revenue. Our clients are predominantly based in California and New York. We also have clients in Arizona and, to a lesser extent, other states throughout the United States. In fiscal year 2009, services provided to public agencies and, to a lesser extent, private industry in California accounted for approximately 90% of our contract revenue.

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

        Additionally, in 2009, we started receiving monthly retainers from a limited number of our clients. The following table presents, for the periods indicated, the approximate percentage of our contract revenue subject to each type of pricing provision:

	Fiscal Year
	2009	2008
Time-and-materials	41%	50%
Unit-based	20%	23%
Fixed price	37%	27%
Monthly retainer	2%	—%

Total	100%	100%

        The percentage of our contract revenue derived from fixed price contracts increased to 37% in fiscal year 2009 from 27% in fiscal year 2008 primarily because of our acquisition of Willdan Energy Solutions in June 2008. Willdan Energy Solutions has fixed price provisions in a higher percentage of its contracts than our other operating subsidiaries.

        For time-and-materials and fixed price contracts, we bill our clients periodically in accordance with the contract terms based on costs incurred, on either an hourly-fee basis or on a percentage of completion basis, as the project progresses. For unit-based and retainer-based contracts, we bill our clients upon delivery of the contracted item or service, and in some cases, in advance of delivery.

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

Insurance

        We currently maintain general liability insurance, with coverage in the amount of $1.0 million per occurrence, subject to a $2.0 million general aggregate limit; and professional liability insurance, with $5.0 million in coverage per claim, and a $10.0 million annual aggregate limit. Our professional liability policy is a "claims made" policy. We also carry excess coverage of an additional $10.0 million for general, automobile and employer's liability claims. We are liable to pay these claims from our assets if and when the aggregate settlement or judgment amount exceeds our policy limits.

Employees

        At January 1, 2010, we had approximately 320 full-time employees and 146 part-time employees. All Public Agency Resources' employees are classified as part-time. Our employees include, among others, licensed civil, traffic and structural engineers, land surveyors, certified building officials, licensed geotechnical engineers and engineering geologists, certified inspectors and plans examiners, licensed architects and landscape architects, certified planners, and information technology specialists. We believe that we attract and retain highly skilled personnel with significant industry experience and strong client relationships by offering them challenging assignments in a stable work environment. We believe that our employee relations are good. We currently have one field survey employee covered by a Master Labor Agreement between the International Union of Operating Engineers Local Union No. 12 and the Southern California Association of Civil Engineers and Land Surveyors, which expires in October 2010.

        The following table sets forth the number of our employees in each of our business segments and our holding company:

	As of Fiscal Year End
	2009	2008	2007
Engineering Services	324	401	496
Public Finance Services	65	74	75
Homeland Security Services	20	16	8
Holding Company Employees (Willdan Group, Inc.)	57	59	49

Total	466	550	628

        At January 1, 2010, we contracted with approximately 138 former and current public safety officers to conduct homeland security services training courses. These instructors are classified as sub-consultants and not employees.

Intellectual Property

        The Willdan, Willdan Group, Inc., Willdan Engineering, Willdan Financial Services, Willdan Geotechnical, Willdan Energy Solutions, Willdan Resource Solutions and Willdan Homeland Services names are service marks of ours, and we have applied for a service mark for the Willdan logo. We have also applied for federal trademark registration with the United States Patent and Trademark Office for the "Willdan" name and the "extending your reach" tagline. We believe we have strong name recognition in the western United States and that this provides us a competitive advantage in obtaining new business. Consequently, we believe it is important to protect our brand identity through trademark registrations. The name and logo of our proprietary software, MuniMagic®, are registered trademarks of Willdan Financial Services, and we have registered a federal copyright for the source code for the MuniMagic® software. We license the MuniMagic® software to existing clients pursuant to licensing agreements that allow varying levels of access to data. This technology allows clients to view their own data and is a form of deliverable to our clients. The use of licensing provides us protection for this proprietary technology. MuniMagic® is not a commercial product offered for sale.

Available Information

        Our website is www.willdan.com and our investor relations page is under the caption "Investors" on our website. We make available on this website under "SEC Filings," free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the U.S. Securities and Exchange Commission, or SEC. We also make available on this website our prior earnings calls and, under the heading "Investors—Corporate Governance," our Code of Ethical Conduct. The information on our website is not a part of or incorporated by reference into this filing. Further, a copy of this annual report on Form 10-K is located at the SEC's Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding our filings at http://www.sec.gov.

ITEM 1A.    RISK FACTORS

Risks Relating to Our Business and Industry

A downturn in public and private sector construction activity in the regions we serve may have a material adverse effect on our business, financial condition and results of operations.

        A downturn in construction activity in our geographic service areas may affect demand for our services, which could have a material adverse effect on the results of our operations and our financial condition. During fiscal year 2009, a majority of our contract revenue was generated by services rendered to public agencies in connection with private and public sector construction projects.

        The current recession in the United States has led to a slowdown in construction, particularly residential housing construction, in the western United States. As a result of this slowdown, our engineering services segment has suffered declines in revenue and we have made several reductions in workforce and facility leases in order to align resources to workload and reduce costs. We believe that the reductions achieved through January 1, 2010 will be sufficient to align resources with expected future demand for our services. However, should the economic slowdown continue for longer than expected or worsen, we will need to evaluate further reductions in headcount and facilities in geographic areas that are underperforming.

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

        Adverse economic and other conditions affecting the local and regional economies of California may reduce the demand for our services, which could have a material adverse effect on our business, financial condition and results of operations. During fiscal year 2009, approximately 90% of our contract revenue was derived from services rendered to public agencies and, to a lesser extent, private industry in California, including contract revenue from public utilities. From 1991 to 1996, California experienced an economic downturn that had a negative impact on the construction and development sectors. This economic downturn caused us to experience cash flow difficulties and substantial operating losses. California is currently experiencing another economic downturn, which has negatively impacted our revenue and profitability. Our revenue in fiscal year 2009 decreased by 15.8% from fiscal year 2008 and we sustained a net loss of $5.6 million for fiscal year 2009 as compared to net loss of $1.6 million for fiscal year 2008. We believe the downturn in the residential housing market has had a significant impact on our results, in particular the loss of revenue from fees associated with building permits and inspection services.

We may not be able to obtain capital when desired on favorable terms, if at all, or without dilution to our stockholders.

        We anticipate that our current cash, cash equivalents, cash provided by operating activities and funds available through our revolving line of credit will be sufficient to meet our current and anticipated needs for general corporate purposes during the next 12 months. It is possible, however, that we may not generate sufficient cash flow from operations or otherwise have the capital resources to meet our future capital needs. For example, at the end of our third and fourth fiscal quarters in 2008, we did not meet certain financial covenants under our revolving credit facility with Wells Fargo Bank, National Association ("Wells Fargo"). As a result of these covenant violations, Wells Fargo was no longer obligated to extend funds to us under the revolving credit agreement. Wells Fargo waived these breaches and eliminated or modified certain financial covenants in the credit agreement in exchange for a reduction in the commitment from $10 million to $5 million, increased pricing and additional collateral being provided. As of January 1, 2010, we had $1.0 million in outstanding borrowings under this facility. The credit agreement, as amended, matures on January 1, 2011. If we fail to comply with any covenant, including the remaining financial covenant, in the credit agreement, any loans outstanding at that time could be accelerated by Wells Fargo and Wells Fargo would not be obligated to make any new loans under the revolving credit facility. We cannot provide any assurance that Wells Fargo will continue to make loans under the facility if we violate a covenant in the future or that Wells Fargo will renew the facility when it expires. If this occurs and we do not generate sufficient cash flow from operations or otherwise, we may need additional financing to execute on our current or future business strategies, which include the following:

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

        Legislation is proposed periodically, particularly in the state of California, that attempts to limit the ability of governmental agencies to contract with private consultants to provide services. Should such legislation pass and be upheld, demand for our services may be materially adversely affected. During fiscal year 2009, approximately 90% of our contract revenue was derived from services rendered to public agencies, including public utilities, in California. While attempts at such legislation have failed in the past, as the composition of California's legislative body changes over time there is an increased risk that measures could be adopted in the future that limit the market for privatized services.

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

        In fiscal year 2009, approximately 37% of our contract revenue was derived from fixed price contracts, which increased from 27% in fiscal year 2008. This increase was primarily a result of our June 2008 acquisition of Willdan Energy Solutions, which has fixed price provisions in a higher percentage of its contracts than our other operating subsidiaries. Under fixed price contracts, we perform services under a contract at a stipulated price which protects clients but exposes us to a greater number of risks than time-and-materials and unit-based contracts. These risks include:

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

        We have experienced turnover in our management team since 2006. In 2006, our co-founder and Chief Executive Officer, Dan Heil, passed away unexpectedly. Just prior to Mr. Heil's death, and at his recommendation, our Board of Directors elected Win Westfall to succeed Mr. Heil. Mr. Westfall resigned as our Chief Executive Officer in February 2007 and we appointed Thomas Brisbin as our new President and Chief Executive Officer in April 2007. In July 2007, Kimberly Gant was appointed as our Chief Financial Officer when Mallory McCamant, our former Chief Financial Officer, assumed the role of Chief Operations Officer. Ms. McCamant resigned in May 2008. Additionally, Richard Kopecky, our former Senior Vice President and President of Willdan Engineering, was terminated in February 2007 and replaced by David Hunt, who has been with us for more than 21 years. In December 2008, Daniel Chow replaced Mr. Hunt as Chief Executive Officer and President of Willdan Engineering. Mr. Hunt currently holds the position of Senior Vice President, Director of Operations for Willdan Engineering responsible for business management activities for that subsidiary.

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

With regard to engineering related services, which represented approximately 75% and 78% of our contract revenue for fiscal years 2009 and 2008, respectively, our competitors include many larger consulting firms such as AECOM Technology Corporation, CH2M Hill, Jacobs Engineering Group Inc. and Tetra Tech, Inc. In certain public finance consulting services, we may compete with large accounting firms, such as Ernst & Young LLP. We can offer no assurance that we will be able to compete successfully in the future with these or other competitors.

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

        We currently maintain general liability insurance, with coverage in the amount of $1.0 million per occurrence, subject to a $2.0 million general aggregate limit; and professional liability insurance, with $5.0 million in coverage per claim, and a $10.0 million annual aggregate limit. We also carry excess coverage of an additional $10.0 million for general, automobile and employer's liability claims. Claims may be made against us that exceed these limits. We are liable to pay claims from our assets if and when the aggregate settlement or judgment amount exceeds our policy limits. Our professional liability policy is a "claims made" policy. Thus, only claims made during the term of the policy are covered. If we terminate our professional liability policy and do not obtain retroactive coverage, we would be uninsured for claims made after termination even if these claims are based on events or acts that occurred during the term of the policy. Further, our insurance may not protect us against liability because our policies typically have various exceptions to the claims covered and also require us to assume some costs of the claim even though a portion of the claim may be covered. In addition, if we expand into new markets, we may not be able to obtain insurance coverage for these new activities or, if insurance is obtained, the dollar amount of any liabilities incurred could exceed our insurance coverage. A partially or completely uninsured claim, if successful and of significant magnitude, could have a material adverse effect on our liquidity.

The quality of our service and our ability to perform under some of our contracts would be adversely affected if qualified sub-consultants are unavailable for us to engage.

        Under some of our contracts, we rely on the efforts and skills of sub-consultants for the performance of some of the tasks. In fiscal years 2009 and 2008, sub-consultant costs comprised approximately 13% and 11%, respectively, of our contract revenue. The absence of qualified sub-consultants with whom we have a satisfactory relationship could adversely affect the quality of our service offerings and therefore our financial results.

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

        Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, we are required to provide a management certification on our internal controls over financial reporting. Because we are a smaller reporting company, we will be required to provide an attestation report related to the effectiveness of our internal controls over financial reporting from our independent registered public accounting firm for the first time for fiscal year 2010. In order to achieve compliance with Section 404 of Sarbanes-Oxley, in 2007 we engaged outside professional consultants to assist us in documenting and evaluating our internal control over financial reporting. This exercise was both costly and challenging. We believe the efforts we have put forth to date give us the basis to conclude that we have effective internal controls over financial reporting. When our independent auditors attest to the effectiveness of our internal controls over financial reporting this upcoming fiscal year end and in future years, our auditors may not agree with our management's conclusion and, as a result, may not be able to conclude that our internal controls over financial reporting are effective. Moreover, the costs to comply with the provisions of Section 404 of Sarbanes-Oxley, as presently in effect, could continue to be significant.

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

        The concentration of ownership of our stock may have the effect of delaying or preventing a change in control of the company or a change in our management and may adversely affect the voting or other rights of other holders of our common stock. As of March 17, 2010 our directors and executive officers beneficially own 1,500,589 shares of common stock, or approximately 20% of our outstanding common stock. Of these shares, 925,120 shares, or approximately 13% of our outstanding common stock, are owned by Linda L. Heil, a member of our board of directors.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our corporate headquarters are located in approximately 42,000 square feet of office space that we lease at 2401 East Katella Avenue, Anaheim, California. In addition, we lease office space in 20 other locations principally in California, Arizona and New York. In total, our facilities contain approximately 164,000 square feet of office space and are subject to leases that expire through fiscal year 2014. We also rent additional office space on a month-to-month basis. We believe that our existing facilities are adequate to meet current requirements and that suitable additional or substitute space will be available as needed to accommodate any expansion of operations and for additional offices.

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

  County of San Diego v. Willdan, Superior Court of California, Riverside County

        A complaint was filed against us on February 28, 2008 relating to a project for the reconstruction of a portion of Valley Center Road located in an unincorporated area of San Diego County. The design was completed by us and a contract was awarded to a construction contractor for construction of the improvements. The construction was originally scheduled for completion in December 2008; however completion was delayed until fall 2009. The lawsuit alleges that the delays in construction were caused by errors and omissions in our preparation of reports and design and engineering of the project, resulting in additional design and construction costs, in an amount to be determined but believed to be in excess of $5.0 million. We deny the allegations asserted in the lawsuit and will vigorously defend against the claims.

  Topaz v. City of Laguna Beach, Superior Court of California, Orange County

        This suit concerns a project by the City of Laguna Beach to reconstruct a retaining wall supporting a city road. We served as the construction observer for this project and designed the retaining wall. Subsequent to completion of the project, a slope below the retaining wall failed damaging the plaintiffs' residence. The retaining wall did not fail. The construction work was performed from February to March 2005 and the slope failure occurred in June 2005. The plaintiffs were not injured in the incident. The plaintiffs allege that the City of Laguna Beach violated its own ordinances by not obtaining appropriate geotechnical data during the design stage and by allowing the work to be constructed during the rainy season. The lawsuit names Merit Engineering, the project designer, Peterson-Chase Engineering, the general contractor and us, the construction observer, as defendants. We were named as a defendant in the first amended complaint filed on October 17, 2007. The plaintiffs issued a statement of damages on April 25, 2008 indicating damages to real and personal property in the amount of $0.8 million and general damages between $1.6 million and $4.7 million. A cross-complaint has been filed in the action by Peterson-Chase against us seeking equitable apportionment. We deny the allegations asserted in the lawsuit and the cross-complaint and will vigorously defend against the claims.

ITEM 4.    [RESERVED]

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

        Since November 21, 2006, the common stock of Willdan Group, Inc. has been listed and traded on the Nasdaq Global Market under the symbol "WLDN". The following table sets out the high and low daily closing sale prices as reported on the NASDAQ Global Market for fiscal years 2009 and 2008. These reported prices reflect inter-dealer prices without adjustments for retail markups, markdowns, or commissions.

	2009		2008
	High	Low	High	Low
1st Quarter	$2.99	$1.46	$6.88	$5.00
2nd Quarter	$1.99	$1.15	$5.94	$4.71
3rd Quarter	$3.75	$1.34	$5.09	$2.99
4th Quarter	$3.10	$2.06	$3.20	$1.50

        On March 29, 2010, the closing sales price per share of our common stock, as reported on the Nasdaq Global Market, was $2.24.

Stockholders

        As of March 29, 2010, there were 108 stockholders of record of our common stock.

Dividends

        We did not declare or pay cash dividends on our common stock in fiscal years 2009 and 2008. Our revolving credit agreement prohibits the payment of any dividend or distribution on our common stock either in cash, stock or any other property without the lender's consent.

Recent Sales of Unregistered Securities

        In the three years preceding the filing of this report, we have issued the following securities that were not registered under the Securities Act:

        In connection with our purchase of Willdan Energy Solutions (formerly, Intergy Corporation) on June 9, 2008, we agreed to make potential earn-out payments of up to $6,160,000 to the sellers if Willdan Energy Solutions achieves certain levels of earnings before interest and taxes in each of the first three years following completion of the acquisition. If any earn-out payments are due, we may elect, in our sole discretion, to pay up to 50% of such earn-out payments in shares of our common stock as long as (a) our market capitalization at the time of any such earn-out payment is between $57.0 million and $86.0 million and (b) the shares of common stock are traded on a United States national securities exchange or reported through NASDAQ as of the end of the applicable period for which the earn-out was achieved. If the Average Daily Trading Volume (as defined in the Stock Purchase Agreement) of our common stock as of the end of an applicable earn-out period is less than 0.42% of our then-issued and outstanding common stock, we may not pay more than 25% of the applicable earn-out payment in shares of our common stock.

        The issuance of shares in connection with the acquisition were made in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering. The purchasers were provided financial and other information concerning us and were allowed the opportunity to ask questions and receive information from us prior to making their investment decisions. The purchasers represented their intention to acquire the securities for investment purposes and not with a view to sell or for sale in connection with any distribution thereof. Based on the limited nature of the offering, the level of knowledge and relationships of the purchasers with us, the provision and access to information and the restrictions on transfer, we believe our offering satisfied the Section 4(2) exemption of the Act.

Issuer Purchases of Equity Securities

        None.

ITEM 6.    SELECTED FINANCIAL DATA

        The financial data set forth below should be read in conjunction with our corresponding consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this annual report.

	Fiscal Year
	2009	2008	2007	2006	2005
	(in thousands except per share amounts)
Consolidated Statement of Operations Data:
Contract revenue	$61,605	$73,190	$78,798	$78,339	$67,263

Direct costs of contract revenue (exclusive of depreciation and amortization shown separately below):
Salaries and wages	18,130	21,991	25,769	24,602	20,918
Sub-consultant services	7,997	7,750	4,600	4,168	4,745
Other direct costs	2,715	2,973	1,568	1,496	1,529

Total direct costs of contract revenue	28,842	32,714	31,937	30,266	27,192

General and administrative expenses:
Salaries and wages, payroll taxes, employee benefits	20,325	24,439	25,061	26,051	22,720
Facilities and facility related	4,430	4,803	4,546	4,046	3,481
Stock-based compensation	272	214	209	38	2,737
Depreciation and amortization	1,814	1,978	1,747	1,584	1,257
Lease abandonment	707	742	—	—	—
Impairment of goodwill	2,763	148	—	—	—
Litigation accrual (reversal)	(1,125)	—	1,049	(1,049)	2,686
Other	11,070	10,952	11,727	10,359	7,935

Total general and administrative expenses	40,256	43,276	44,339	41,029	40,816

(Loss) income from operations	(7,493)	(2,800)	2,522	7,044	(745)

Other (expense) income:
Interest income	30	313	693	135	19
Interest expense	(38)	(33)	499	(773)	(630)
Other, net	(5)	(15)	(27)	2,335	(8)

Total other (expense) income	(13)	265	1,165	1,697	(619)

(Loss) income before income tax expense	(7,506)	(2,535)	3,687	8,741	(1,364)
Income tax (benefit) expense	(1,931)	(930)	1,543	2,021	17

Net (loss) income	$(5,575)	$(1,605)	$2,144	$6,720	$(1,381)

Earnings per common share, basic and diluted	$(0.78)	$(0.22)	$0.30	$1.37	$(0.35)

Weighted average common shares outstanding:
Basic	7,192	7,159	7,149	4,900	3,994
Diluted	7,192	7,160	7,150	4,900	3,994
S Corporation distributions paid per share				$1.16	$0.46

	Fiscal Year
	2009	2008	2007	2006	2005
	(in thousands except per share amounts)
Pro Forma Data (unaudited)(1):
Pro forma provision for income taxes				$2,596	$549
Pro forma net income (loss)				$6,145	$(1,913)
Pro forma earnings per common share, basic and diluted				$1.25	$(0.48)
Other Operating Data (unaudited):
Adjusted EBITDA(2)	$(3,333)	$68	$5,326	$7,651	$5,951
Revenue per employee(3)	$132	$133	$132	$131	$125
Employee headcount at period end(4)	466	550	628	670	599

	January 1, 2010	January 2, 2009	December 28, 2007	December 29, 2006	December 30, 2005
Consolidated Balance Sheet Data:
Cash and cash equivalents	$8,445	$8,144	$15,511	$20,633	$3,066
Working capital	16,704	19,820	30,171	26,721	9,429
Total assets	40,332	47,570	48,226	57,108	32,797
Total indebtedness	1,230	394	1,547	1,632	1,858
Total redeemable common stock	—	—	—	—	14,660
Total stockholders' equity	29,117	34,336	35,652	33,264	—

(1)
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

(2)
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

  The following is a reconciliation of net income to Adjusted EBITDA (in thousands):

	Fiscal Year
	2009	2008	2007	2006	2005
Net (loss) income	$(5,575)	$(1,605)	$2,144	$6,720	$(1,381)
Interest income	(30)	(313)	(693)	(135)	(19)
Interest expense (reversal)	38	33	(499)	773	630
Income tax (benefit) expense	(1,931)	(930)	1,543	2,021	17
Lease abandonment expense	707	742	—	—	—
Goodwill impairment	2,763	148	—	—	—
Depreciation and amortization	1,814	1,978	1,755	1,584	1,257
Loss (gain) on sale of assets	6	15	27	(13)	24
Life insurance proceeds	—	—	—	(2,250)	—
Litigation (reversal) accrual	(1,125)	—	1,049	(1,049)	2,686
Stock-based compensation expense recorded in anticipation of our IPO	—	—	—	—	2,737

Adjusted EBITDA	$(3,333)	$68	$5,326	$7,651	$5,951

(3)
Reflects contract revenue, excluding revenue related to reimbursement of sub-consultants and other costs, divided by the average number of full-time equivalent employees during the period.

(4)
Includes full-time and part-time employees.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        We are a provider of outsourced services to small and mid-sized public agencies and large public utilities in California, New York, and to a lesser extent, other states throughout the United States. Outsourcing enables these agencies to provide a wide range of specialized services, without having to incur and maintain the overhead necessary to develop staffing in-house. We provide a broad range of services to public agencies and to a lesser extent, private industry, including:

  •
  Civil Engineering;

  •
  Building and Safety Services;

  •
  Geotechnical Engineering;

  •
  Energy Efficiency Consulting

  •
  Financial and Economic Consulting; and

  •
  Disaster Preparedness and Homeland Security.

        We operate our business through a network of offices located primarily in California and New York. We also have operations in Arizona and, to lesser extent, other states throughout the United States. As of January 1, 2010, we had a staff of 466 that includes licensed engineers and other professionals. Based on our 2008 revenue, we ranked 164 out of 500 top design firms in Engineering News-Record's 2009 Design Survey. Our traditional clients have been public agencies in communities with populations ranging from 10,000 to 300,000 people. We believe communities of this size are underserved by large outsourcing companies that tend to focus on securing large federal and state projects, as well as projects for the private sector. We also provide services to large public utilities which service major metropolitan communities. We seek to establish close working relationships with our public agency clients and, over time, to expand the breadth and depth of the services we provide to them.

        While we currently serve communities throughout the country, our business with public agencies is concentrated in California and neighboring states. We provide services to approximately 60% of the 480 cities and over 60% of the 58 counties in California. We also serve special districts, school districts, a range of public agencies, and to a lesser extent, private industry. Our business with large public utilities is concentrated in California and New York.

        We were founded over 40 years ago, and today consist of a family of wholly owned companies that operate within the following segments for financial reporting purposes:

  •
  Engineering Services.  Our Engineering Services segment includes the operations of our subsidiaries, Willdan Engineering, Willdan Geotechnical, Willdan Energy Solutions, Willdan Resource Solutions and Public Agency Resources (PARs). These businesses collectively provide engineering-related services, geotechnical engineering services, environmental engineering and environmental related services and energy efficiency, water conservation, sustainability and renewable energy services to public agencies and, to a lesser extent, private industry. Additionally, PARs primarily provides staffing to Willdan Engineering. Willdan Engineering is our largest subsidiary and currently represents our core business. Contract revenue for the Engineering Services segment represented approximately 75% and 78% of our consolidated contract revenue for fiscal year 2009 and fiscal year 2008, respectively.

  •
  Public Finance Services.  Our Public Finance Services segment consists of the business of our subsidiary, Willdan Financial Services, which offers financial and economic consulting services to public agencies. For fiscal years 2009 and 2008, contract revenue for the Public Finance Services segment represented approximately 19% of our consolidated contract revenue.

  •
  Homeland Security Services.  Our Homeland Security Services segment consists of the business of our subsidiary, Willdan Homeland Solutions, which offers homeland security, management consulting and public safety consulting services. For fiscal years 2009 and 2008, contract revenue for our Homeland Security Services segment represented approximately 6% and 3%, respectively, of our overall contract revenue.

Recent Developments

        General economic conditions have continued to decline due to a number of factors including slower economic activity, a lack of available credit, decreased consumer confidence and reduced corporate profits and capital spending. These conditions have led to a slowdown in construction, particularly residential housing construction, in the western United States. As a result of this slowdown, both our engineering services segment and public finance services segment have suffered declines in revenue and operating margin compression. As a result, we have made several reductions in workforce and facility leases in order to align resources to workload and reduce costs. Should the economic slowdown continue for longer than expected or worsen, we will need to evaluate further reductions in headcount and facilities in business lines that are underperforming. We will also continue to focus on reducing discretionary expenditures and the efficient procurement of necessary services.

        Declining revenue resulting from the economic conditions discussed above also contributed to us violating certain financial covenants in fiscal 2008 in our revolving credit agreement with Wells Fargo Bank, National Association ("Wells Fargo"). Wells Fargo agreed to waive these defaults and eliminate or modify certain financial covenants in exchange for our agreement to reduce the aggregate revolving loan commitment from $10.0 million to $5.0 million, amend certain financial covenants, cash collateralize the commitment and increase pricing. The terms of our amended credit agreement are discussed in more detail below under "—Liquidity and Capital Resources—Outstanding Indebtedness." Additionally, the credit agreement, as amended, matures on January 1, 2011 and we cannot provide any assurance that Wells Fargo will renew this line of credit. While we believe that our cash on hand, cash generated by operating activities and funds available under our amended credit facility with Wells Fargo will be sufficient to finance our operating activities for the next 12 months, if we do experience a cash flow shortage or violate the current terms of our credit agreement, we may have difficulty obtaining additional funds on favorable terms, if at all, in the current credit market.

        During the fourth quarter of 2009, we concluded that the estimated value of our financial services segment had declined to a point where it was necessary to recognize impairment for the full amount of the goodwill of $2.8 million.

Components of Income and Expense

Contract Revenue

        We enter into contracts with our clients that contain three principal types of pricing provisions: fixed price, time-and-materials and unit-based. Contract revenue on our fixed price contracts is determined on the percentage-of-completion method based generally on the ratio of direct costs incurred to date to estimated total direct costs at completion. Many of our fixed price contracts are relatively short in duration, thereby lowering the risks of not properly estimating the percent complete. Revenue on our time-and-materials and unit-based contracts are recognized as the work is performed in accordance with specific terms of the contract. Approximately 41% of our contracts are based on contractual rates per hour plus costs incurred. Some of these contracts include maximum contract prices, but the majority of these contracts are not expected to exceed the maximum.

        Adjustments to contract cost estimates are made in the periods in which the facts requiring such revisions become known. When the revised estimate indicates a loss, such loss is provided for currently in its entirety. Claims revenue is recognized only upon resolution of the claim. Change orders in dispute are evaluated as claims. Costs related to un-priced change orders are expensed when incurred and recognition of the related contract revenue is based on an evaluation of the probability of recovery of the costs. Estimated profit is recognized for un-priced change orders if realization of the expected price of the change order is probable.

Direct Costs of Contract Revenue

        Direct costs of contract revenue consist primarily of that portion of technical and nontechnical salaries and wages that has been incurred in connection with revenue producing projects. Direct costs of contract revenue also include production expenses, sub-consultant services and other expenses that are incurred in connection with revenue producing projects. Direct costs of contract revenue exclude depreciation and amortization, that portion of technical and nontechnical salaries and wages related to marketing efforts, vacations, holidays and other time not spent directly generating revenue under existing contracts. Such costs are included in general and administrative expenses. Additionally, payroll taxes, bonuses and employee benefit costs for all of our personnel are included in general and administrative expenses since no allocation of these costs is made to direct costs of contract revenue. No allocation of facilities costs is made to direct costs of contract revenue nor is depreciation and amortization allocated to direct costs. We expense direct costs of contract revenue when incurred.

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

Goodwill

        We test goodwill, at least annually, for possible impairment. Accordingly, we complete our annual testing of goodwill as of the last day of the first month of our fourth fiscal quarter each year to determine whether there is impairment. In addition to our annual test, we regularly evaluate whether events and circumstances have occurred that may indicate a potential impairment of goodwill. We recognized impairment charges for fiscal year 2009 related to our Public Finance Services reporting unit and for fiscal year 2008 related to our Homeland Security Services reporting unit. Neither our Public Finance Services reporting unit nor our Homeland Security Services reporting unit have any remaining goodwill following these impairment charges. We did not recognize any goodwill impairment charges in fiscal year 2007.

        We test our goodwill for impairment at the level of our reporting units, which are components of our operating segments. The reporting unit that still has a material amount of goodwill is Willdan Energy Solutions, which is part of our engineering services segment. The process of testing goodwill for impairment involves the determination of the fair value of the applicable reporting units. To estimate the fair value of our reporting units, we have historically used an income approach based on a multiple of historical cash flows, management's estimates of future cash flows and other market data. In fiscal year 2008, we expanded our methodology to include a market approach based upon multiples of EBITDA earned by similar public companies. For our fiscal years 2009 and 2008 annual impairment testing, we weighted the income approach and the market approach at 80% and 20%, respectively. The income approach was given a higher weight because it has a more direct correlation to the specific economics of the reporting units than the market approach, which is based on multiples of public companies that, although comparable, may not provide the same mix of services as our reporting units.

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

        Inherent in such fair value determinations are significant judgments and estimates, including but not limited to assumptions about our future revenue, profitability and cash flows, our operational plans and our interpretation of current economic indicators and market valuations. To the extent these assumptions are incorrect or economic conditions that would impact the future operations of our reporting units change, our goodwill may be deemed to be impaired, and an impairment charge could result in a material adverse effect on our financial position or results of operation. At our measurement date, the estimated fair value of our energy solutions reporting unit exceeded the carrying value by approximately 25%.

Accounting for Claims Against the Company

        We record liabilities to claimants for probable and estimable claims, if any, on our consolidated balance sheet, which we include in accrued liabilities, and record a corresponding receivable from our insurance company for the portion of the claim that is probable of being covered by insurance, which is included in other receivables. The estimated claim amount net of the amount estimated to be recoverable from the insurance company is included in our general and administrative expenses. Determining probability and estimating claim amounts is highly judgmental. Initial accruals and any subsequent changes in our estimates could have a material effect on our consolidated financial statements.

Results of Operations

        The following table sets forth, for the periods indicated, certain information derived from our consolidated statements of operations expressed as a percentage of contract revenue. Amounts may not add to the totals due to rounding.

	Fiscal Year
	2009	2008	2007
Statement of Operations Data:
Contract revenue	100.0%	100.0%	100.0%

Direct costs of contract revenue (exclusive of depreciation and amortization shown separately below):
Salaries and wages	29.4	30.0	32.7
Sub-consultant services	13.0	10.6	5.8
Other direct costs	4.4	4.1	2.0

Total direct costs of contract revenue	46.8	44.7	40.5

General and administrative expenses:
Salaries and wages, payroll taxes, employee benefits	33.0	33.4	31.8
Facilities and facility related	7.2	6.6	5.8
Stock-based compensation	0.4	0.3	0.3
Depreciation and amortization	2.9	2.7	2.2
Lease abandonment	1.1	1.0	—
Impairment of goodwill	4.5	0.2	—
Litigation accrual (reversal)	(1.8)	—	1.3
Other	18.0	15.0	14.9

Total general and administrative expenses	65.3	59.1	56.3

(Loss) income from operations	(12.2)	(3.8)	3.2

Other (expense) income:
Interest income	—	0.4	0.9
Interest expense	(0.1)	—	0.6
Other, net	—	—	—

Total other (expense) income	—	0.4	1.5

(Loss) income before income tax expense	(12.2)	(3.5)	4.7
Income tax (benefit) expense	(3.1)	(1.3)	2.0

Net (loss) income	(9.0)	(2.2)%	2.7%

Fiscal Year 2009 Compared to Fiscal Year 2008

        Contract revenue.    Our contract revenue was $61.6 million for the fiscal year ended January 1, 2010, with $46.3 million attributable to the Engineering Services segment and $11.8 million attributable to the Public Finance Services segment. Our Homeland Security Services segment generated $3.5 million during this period. Consolidated contract revenue decreased $11.6 million, or 15.8%, from $73.2 million in the fiscal year ended January 1, 2009. This decrease was due primarily to a decrease of $11.0 million, or 19.2%, in contract revenue of the Engineering Service segment, and a decrease of $1.9 million, or 13.9%, in our Public Finance Services segment, offset by an increase of $1.3 million, or 59.1%, in contract revenue of our Homeland Security Services segment.

        Contract revenue of the Engineering Services segment has been significantly impacted by the decline in the California residential housing market and state and local government budget deficits. A historical significant source of revenue in our Engineering Services segment is fees assessed for building permits. Since the second half of fiscal 2007, we have experienced reductions in revenue from these fees because of the continuing slowdown in residential construction in the western United States. Revenue declines in the Public Finance Services segment were primarily due to decreased financial consulting services and fewer new district formations to fund infrastructure projects, partially offset by increased delinquency management services. Revenue in Homeland Security Services has increased due to an increase in our emergency response training courses and exercises, emergency operations planning and other public safety and management consulting services.

        Direct costs of contract revenue.    Direct costs of contract revenue was $28.8 million for the fiscal year ended January 1, 2010, with $23.8 million attributable to the Engineering Services segment and $3.3 million attributable to the Public Finance Services segment. The additional $1.7 million is attributable to direct costs of contract revenue for our Homeland Security Services segment. Direct costs of contract revenue decreased $3.9 million, or 11.9%, from $32.7 million for the fiscal year ended January 2, 2009. Of this total decrease, direct costs of contract revenue decreased $4.0 million, or 14.4%, in the Engineering Services segment and $0.4 million, or 10.8%, in the Public Finance Services segment. The $0.5 million difference was attributable to an increase in cost in our Homeland Security Services segment. The decrease in direct costs of contract revenue for our Engineering Services segment and Public Finance Services segment is primarily due to decreased direct salary costs. Direct costs of contract revenue as a percentage of contract revenue for the fiscal year ended January 1, 2010 increased to 46.8% from 44.7% for the fiscal year ended January 2, 2009, primarily because contract revenue decreased at a higher rate than the direct costs.

        Within direct costs of contract revenue, salaries and wages decreased to 29.4% of contract revenue for the fiscal year ended January 1, 2010 from 30.0% for the fiscal year ended January 2, 2009. Comparing those same periods, sub-consultant services increased to 13.0% of contract revenue from 10.6% of contract revenue. Sub-consultant costs increased primarily due to our activity associated with our energy efficiency practice in our Engineering Services segment where we outsource installation services.

        General and administrative expenses.    General and administrative expenses decreased by $2.9 million, or 6.7%, to $40.3 million for the fiscal year ended January 1, 2010 from $43.2 million for the fiscal year ended January 2, 2009. Of the net $2.9 million decrease, $4.1 million was due to a decrease in salaries and wages, payroll taxes and employee benefits. The reduction in employee related costs are the direct result of continued cost reduction efforts. Included in general and administrative expenses for the fiscal year ended January 1, 2010 is $2.7 million in goodwill impairment charges and $0.7 million in lease abandonment expense, which were partially offset by a favorable legal settlement of $1.1 million.

        Lease abandonment expense includes future rental obligations and other costs associated with leased space that we have ceased to use, offset by future proceeds from sublease arrangements.

        As discussed above under "—Components of Income and Expense-Direct Costs of Contract Revenue," we do not allocate that portion of salaries and wages not related to time spent directly generating revenue to direct costs of contract revenue.

        Loss from operations.    As a result of the above factors, loss from operations was $7.5 million for the fiscal year ended January 1, 2010 as compared to $2.8 million for the fiscal year ended January 2, 2009. Loss from operations, as a percentage of contract revenue, decreased to (12.2)% for the fiscal year ended January 1, 2010, from (3.8)% for the fiscal year ended January 2, 2009.

        Other (expense) income.    Other (expense) income, net, decreased by $0.3 million to an expense of $13,000 in the fiscal year ended January 1, 2010 from income of $0.3 million for the fiscal year ended January 2, 2009. This change was primarily due to a decrease in interest income from invested funds.

        Income tax benefit.    Income tax benefit was $1.9 million for the fiscal year ended January 1, 2010, as compared to $0.9 million for the fiscal year ended January 2, 2009. During fiscal year 2009, we recorded a $0.9 million valuation allowance against deferred tax assets in excess of the deferred tax liability for deferred revenue.

        Net loss.    As a result of the above factors, our net loss was $5.6 million for the fiscal year ended January 1, 2010, compared to $1.6 million for the fiscal year ended January 2, 2009.

Fiscal Year 2008 Compared to Fiscal Year 2007

        Contract revenue.    Our contract revenue was $73.2 million for the fiscal year ended January 2, 2009, with $57.3 million attributable to the Engineering Services segment and $13.7 million attributable to the Public Finance Services segment. Our Homeland Security Services segment generated $2.2 million during this period. Consolidated contract revenue decreased $5.6 million, or 7.1%, from $78.8 million in the fiscal year ended December 28, 2007. This decrease was due primarily to a decrease of $7.1 million, or 11.0%, in contract revenue of the Engineering Service segment, offset by increases of $1.0 million, or 7.9%, and $0.5 million, or 29.4%, in contract revenue of the Public Finance Services and Homeland Security Services segments, respectively. Our revenue for fiscal year 2008 also includes $7.8 million of revenue from Willdan Energy Solutions, which we acquired in June 2008.

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

        Direct costs of contract revenue.    Direct costs of contract revenue was $32.7 million for the fiscal year ended January 2, 2009, with $27.8 million attributable to the Engineering Services segment and $3.7 million attributable to the Public Finance Services segment. The additional $1.2 million is attributable to direct costs of contract revenue for our Homeland Security Services segment. Direct costs of contract revenue increased $0.8 million, or 2.5%, from $31.9 million for the fiscal year ended December 28, 2007. Of this total increase, direct costs of contract revenue increased $0.1 million, or 0.3%, in the Engineering Services segment and $0.4 million, or 11.7%, in the Public Finance Services segment. The remaining $0.3 million increase was attributable to the Homeland Security Services segment. The increase in direct costs of contract revenue for our Engineering Services segment is primarily due to increased salary, sub-consultant and other direct costs related to Willdan Energy Solutions which we acquired in June 2008, offset by decreases in direct salary costs across other areas of the segment. Increases in direct costs of contract revenue for our Public Finance Services and Homeland Security Services segments were primarily the result of the increased volume of activity that generated the increased contract revenue previously discussed for these operating segments. Direct costs of contract revenue as a percentage of contract revenue for the fiscal year ended January 2, 2009 increased to 44.7% from 40.5% for the fiscal year ended December 28, 2007, primarily because contract revenue in our Engineering Services segment decreased at a higher rate than the direct costs of contract revenue attributable to this segment.

        Within direct costs of contract revenue, salaries and wages decreased to 30.0% of contract revenue for the fiscal year ended January 2, 2009 from 32.7% for the fiscal year ended December 28, 2007. Comparing those same periods, sub-consultant services increased to 10.6% of contract revenue from 5.8% of contract revenue. Sub-consultant costs increased primarily due to our acquisition of Willdan Energy Solutions which utilizes a higher percentage of sub-consultants than our other subsidiaries.

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

        Other (expense) income.    Other income, net, decreased by $0.9 million, or 77.3%, to $0.3 million in the fiscal year ended January 2, 2009 from $1.2 million of income in the fiscal year ended December 28, 2007. This was due primarily to (i) a decrease in interest income of $0.4 million resulting primarily from a reduction in average invested balances due to the purchase of Willdan Energy Solutions, and (ii) an increase in interest expense of $0.5 million related primarily to the inclusion in fiscal year 2007 of a reversal of $0.6 million of accrued interest related to the West Hollywood litigation that was settled without payment of interest.

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

Liquidity and Capital Resources

        As of January 1, 2010, we had $8.4 million of cash and cash equivalents. Our primary sources of liquidity are cash generated from operations and borrowings under our revolving line of credit. We believe that our cash on hand, cash generated by operating activities and funds available under our credit facility will be sufficient to finance our operating activities for at least the next 12 months.

Cash Flows from Operating Activities

        Cash flows provided by operating activities were $2.2 million for fiscal year 2009 compared to $3.5 million for fiscal year 2008 and cash flows used in operating activities of $0.3 million for fiscal year 2007. The cash flows provided by operating activities in fiscal year 2009 were comparatively lower than in fiscal year 2008 due primarily to a higher net loss partially offset by non-cash impairment charges related to goodwill, lease abandonment expenses and the collection of the income tax receivable accrued during fiscal year 2008. The cash flows provided by operating activities in fiscal year 2008 also included an increase in collection of accounts receivable and the payment of accrued liabilities related to litigation accrued in fiscal year 2007, net of amounts paid for by our insurance company. Higher cash flows provided by operating activities in fiscal year 2008 as compared to fiscal year 2007 were partially offset by a net loss incurred in fiscal year 2008 compared to net income earned in fiscal year 2007.

Cash Flows from Investing Activities

        Cash flows used in investing activities were $2.8 million for fiscal year 2009 compared to $9.5 million for fiscal year 2008 and $1.9 million for fiscal year 2007. Payments for business acquisitions, net of cash acquired, in fiscal 2009 was $2.4 million as compared to $10.2 million in fiscal 2008. These payments were in accordance with the provisions of the stock purchase agreement for the 2008 purchase of Willdan Energy Solutions, formerly known as Intergy Corp. Fiscal years 2008 and 2007 also contained purchases of liquid investments and proceeds from sales of liquid investments. Aside from payments for business acquisitions, our cash used in investing activities is primarily related to the purchase of equipment and leasehold improvements.

Cash Flows from Financing Activities

        Cash flows provided by financing activities in fiscal 2009 was $0.9 million as compared to cash flows used in financing activities of $1.4 million for fiscal year 2008 and $2.9 million for fiscal year 2007. The net cash flows provided in 2009 was primarily attributable to borrowings under our line of credit to support working capital needs. The decrease of cash used in financing activities for fiscal year 2008 over fiscal year 2007 resulted primarily from the fiscal year 2007 payment of $3.2 million in distributions to holders of our redeemable common stock, partially offset by an increase in net payments of notes payable of $1.1 million. The fiscal year 2007 distribution was our final S corporation distribution to our stockholders and we used the proceeds from our initial public offering to pay this amount.

Outstanding Indebtedness

        We currently have a revolving line of credit with Wells Fargo Bank, National Association ("Wells Fargo"), which was amended on November 9, 2009. We have also financed, from time to time, insurance premiums by entering into unsecured notes payable with insurance companies. During our annual insurance renewals in the fourth quarter of our fiscal year ended January 1, 2010, we elected not to finance our insurance premiums for the upcoming fiscal year.

        Under the terms of our credit agreement with Wells Fargo, we can borrow up to $5.0 million from time to time (as may be limited by the covenants in the credit agreement as discussed below) up to and until January 1, 2011. Loans made under the revolving line of credit will accrue interest at either (i) the floating rate equal to the prime rate in effect from time to time or (ii) the fixed rate of 1.75% above LIBOR, at our election. For prime rate loans, the interest rate will be adjusted when each prime rate change by the bank is announced and becomes effective. There were outstanding borrowings of $1.0 million under this agreement as of January 1, 2010.

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

        The credit agreement contains customary representations and affirmative covenants, including a covenant to maintain a tangible net worth of at least $18.0 million at all times. Tangible net worth is defined in the credit agreement as stockholders' equity less intangible assets and loans or advances to, or investments in, any related entities or individuals. As of January 1, 2010, our tangible net worth as defined under our credit agreement was $19.1 million(1).

(1)
Tangible net worth is a supplemental measure used in our credit agreement. If we do not maintain tangible net worth of at least $18.0 million, Wells Fargo could choose to accelerate any loans then outstanding under the facility or refuse to make additional loans to us under the facility. Management therefore believes that presentation of tangible net worth as defined in the credit agreement is useful to investors because it helps them understand how our tangible net worth compares to the financial covenant contained in our credit agreement and whether we are close to violating such covenant. Management also reviews tangible net worth to ensure it will continue to have access to its financing sources. Tangible net worth is defined in the credit agreement as the "aggregate of total stockholders' equity less any intangible assets and less any loans or advances to, or investments in, any related entities or individuals. For the purposes of calculating Tangible Net Worth, the impact of non-cash property lease termination expense of up to $1,000,000.00 in the aggregate recorded during the period from October 1, 2009 through December 31, 2010 will be excluded from the covenant calculation." This definition of tangible net worth may differ from those of many companies reporting similarly named measures. This measure should be considered in addition to, and not as a substitute for or superior to, other measures of financial performance prepared in accordance with U.S. generally accepted accounting principles, or GAAP, such as stockholders' equity. Tangible net worth is not a recognized term under GAAP and does not purport to be an alternative to stockholders' equity as an indicator of net worth or any other GAAP measure.

        The following is a reconciliation of stockholders' equity to tangible net worth:

As of January 1, 2010
Stockholders' equity	$29,117,000
Goodwill and other intangibles, net	(10,520,000)
Permitted lease abandonment	531,000

Tangible net worth	$19,128,000

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

Contractual Obligations

        We have certain cash obligations and other commitments which will impact our short- and long-term liquidity. At January 1, 2010, such obligations and commitments consisted of long-term debt, operating leases and capital leases. The following table sets forth our contractual obligations as of January 1, 2010:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long term debt(1)	$1,024,000	$1,024,000	$—	$—	$—
Operating leases	10,915,000	3,601,000	5,525,000	1,789,000	—
Capital leases	272,000	158,000	114,000	—	—

Total contractual cash obligations	$12,211,000	$4,783,000	$5,639,000	$1,789,000	$—

(1)
Long-term debt includes principal and interest payments under our debt agreements assuming no additional borrowings or principal payments and includes borrowings under our line of credit of $1,000,000.

New Accounting Pronouncements

        In June 2009, the Financial Accounting Standards Board (FASB) issued a standard entitled "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB No. 162." This standard establishes the FASB Accounting Standards Codification ("Codification"), as the single source of authoritative United States accounting and reporting standards applicable for all non-government entities, with the exception of the Securities and Exchange Commission rules and interpretative releases. The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. As the Codification is not intended to change or alter existing U.S. GAAP, the adoption of the standard did not have any effect on our consolidated financial position, results of operations or cash flows.

        In April 2008, the FASB issued a standard entitled "Determination of the Useful Life of Intangible Assets." This standard amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under the standard for goodwill and other intangible assets. The new standard was effective for fiscal years beginning after December 15, 2008. We adopted the standard on January 3, 2009 and this had no effect on our financial statements.

        In December 2007, the FASB issued a standard entitled "Business Combinations." This standard establishes the principles and requirements for how an acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The standard makes significant changes to existing accounting practices for acquisitions and applies prospectively to business combinations consummated on or after the beginning of the first annual reporting period on or after December 15, 2008. We adopted the new standard effective January 3, 2009 and the adoption did not have any effect on our financial statements and disclosures.

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

        We had cash and cash equivalents of $8.4 million as of January 1, 2010. This amount includes $0.6 million invested in the Wells Fargo Stage Coach Sweep Investment Account, $5.3 million invested in the Wells Fargo Money Market Mutual Fund and $1.1 million invested in the Wells Fargo Advantage Heritage Fund. Although these investments are subject to variable interest rates, we do not believe we are subject to significant market risk for these short-term investments.

        We do not engage in trading activities and do not participate in foreign currency transactions or utilize derivative financial instruments. As of January 1, 2010, we had $1.0 million outstanding debt under our revolving credit facility that bears interest at variable rates.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements and related financial information, as listed under Item 15, appear in a separate section of this annual report beginning on page F-1.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        There were no changes in and/or disagreements with accountants on accounting and financial disclosure during the year ended January 1, 2010.

ITEM 9A(T).    CONTROLS AND PROCEDURES

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

        In connection with the preparation of this Annual Report, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 1, 2010.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Our management assessed the effectiveness of our internal control over financial reporting as of January 1, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Our management has concluded that, as of January 1, 2010, our internal control over financial reporting was effective based on these criteria.

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

Changes in Internal Controls

        Based on our evaluation carried out in accordance with SEC Rule 15d-15(b) under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we concluded that there were no changes during the fourth fiscal quarter of 2009 of our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

 PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this item is incorporated by reference to Willdan Group, Inc.'s Proxy Statement for its 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the Company's 2009 fiscal year.

        We have posted our Code of Ethical Conduct on our website, www.willdan.com, under the heading "Investors—Corporate Governance." The Code of Ethical Conduct applies to our Chief Executive Officer and Chief Financial Officer. Upon request, we will provide any person with a copy of the Code of Ethical Conduct. See "Item 1. Business—Available Information."

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this item is incorporated by reference to Willdan Group, Inc.'s Proxy Statement for its 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the Company's 2009 fiscal year.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

        The information required by this item is incorporated by reference to Willdan Group, Inc.'s Proxy Statement for its 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the Company's 2009 fiscal year.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is incorporated by reference to Willdan Group, Inc.'s Proxy Statement for its 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the Company's 2009 fiscal year.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item is incorporated by reference to Willdan Group, Inc.'s Proxy Statement for its 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the Company's 2009 fiscal year.

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
10.1	Credit Agreement, dated December 28, 2007, between Willdan Group, Inc. and Wells Fargo Bank, National Association, relating to the Revolving Line of Credit Note in 10.6(3)
10.2	First Amendment to Credit Agreement, dated May 8, 2008, between Willdan Group, Inc. and Wells Fargo Bank, National Association(4)
10.3	Second Amendment to Credit Agreement, dated June 9, 2008, between Willdan Group, Inc. and Wells Fargo Bank, National Association(4)

Exhibit Number		Exhibit Description
10.4		Third Amendment to Credit Agreement, entered into on December 19, 2008, between Willdan Group, Inc. and Wells Fargo Bank, National Association(5)
10.5		Fourth Amendment to Credit Agreement, entered into on March 30, 2009, between Willdan Group, Inc. and Wells Fargo Bank, National Association(6)
10.6		Fifth Amendment to Credit Agreement, entered into on November 9, 2009, between Willdan Group, Inc. and Wells Fargo Bank, National Association(7)
10.7		Revolving Line of Credit Note for $5,000,000, dated November 9, 2009, by Willdan Group, Inc. in favor of Wells Fargo Bank, National Association(7)
10.8		Security Agreement: Equipment, dated December 28, 2007, between Willdan Group, Inc. and Wells Fargo Bank, National Association, relating to the Revolving Line of Credit Note in 10.6(3)
10.9
Continuing Security Agreement: Rights to Payment and Inventory, dated December 28, 2007, between Willdan Group, Inc. and Wells Fargo Bank, National Association, relating to the Revolving Line of Credit Note in 10.6(3)
10.10		Security Agreement: Securities Account, dated March 30, 2009, between Willdan Group, Inc. and Wells Fargo Bank, National Association, relating to the Revolving Line of Credit Note in 10.6(6)
10.11	†	Willdan Group, Inc. 2006 Stock Incentive Plan(2)
10.12	†	Form of Incentive Stock Option Agreement(2)
10.13	†	Form of Non-Qualified Stock Option Agreement(2)
10.14	†	Amended and Restated Willdan Group, Inc. 2006 Employee Stock Purchase Plan(8)
10.15	†	Willdan Group, Inc. 2008 Performance Incentive Plan(9)
10.16	†	Form of Indemnification Agreement between Willdan Group, Inc. and its Directors and Officers(2)
10.17
Office Lease by and between Spectrum Waples Street, LLC, a California limited liability company, Spectrum Lambert Plaza, LLC, a California limited liability company and The Willdan Group of Companies dated October 15, 2004 for the principal office located at 2401 East Katella Avenue, Anaheim, California(2)
10.18		First Amendment to Lease by and between 2401 Katella, LLC and The Willdan Group of Companies, dated February 27, 2006 for the principal office located at 2401 Katella Avenue, Anaheim, California(2)
10.19		Second Amendment to Lease by and between 2401 Katella, LLC and The Willdan Group of Companies dated March 6, 2006 for the principal office located at 2401 Katella Avenue, Anaheim, California(2)
10.20		Warrant Agreement between Willdan Group, Inc. and Wedbush Morgan Securities Inc.(2)
10.21	†	Indemnification Agreement between Willdan Group, Inc. and Linda Heil(2)
10.22	†	Employment Agreement between Willdan Group, Inc. and Thomas D. Brisbin dated April 2, 2007(10)
10.23	†	Employment Agreement between Willdan Group, Inc. and Kimberly D. Gant dated July 23, 2007(11)

Exhibit Number		Exhibit Description
10.24	†	Amendment to Executive Employment Agreement between Willdan Group, Inc. and Kimberly D. Gant dated April 22, 2009(12)
10.25	†	Offer Letter from Willdan Group, Inc. to Daniel Chow dated October 29, 2008 and accepted November 9, 2008(13)
10.26	†	Employment Agreement dated May 22, 2007 between Marc Tipermas and Willdan Group, Inc.(14)
14.1		Code of Ethical Conduct of Willdan Group, Inc.(8)
21.1		Subsidiaries of Willdan Group, Inc.*
23.1		Consent of Independent Registered Public Accounting Firm*
24.1		Power of Attorney (included on signature page hereto)
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002*
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002*
32.1		Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002*

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

(5)
Incorporated by reference to Willdan Group, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 23, 2008.

(6)
Incorporated by reference to Willdan Group, Inc.'s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 2, 2009.

(7)
Incorporated by reference to Willdan Group, Inc.'s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 12, 2009.

(8)
Incorporated by reference to Willdan Group, Inc.'s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 27, 2007.

(9)
Incorporated by reference to Exhibit I to Willdan Group, Inc.'s Proxy Statement, filed with the Securities and Exchange Commission on April 25, 2008.

(10)
Incorporated by reference to Willdan Group, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 3, 2007.

(11)
Incorporated by reference to Willdan Group, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 26, 2007.

(12)
Incorporated by reference to Willdan Group, Inc.'s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 14, 2009.

(13)
Incorporated by reference to Willdan Group, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 17, 2008.

(14)
Incorporated by reference to Willdan Group, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 11, 2009.

SIGNATURES AND CERTIFICATIONS

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Anaheim, State of California, on March 30, 2010.

WILLDAN GROUP, INC.
/s/ KIMBERLY D. GANT Kimberly D. Gant Chief Financial Officer and Senior Vice President Date: March 30, 2010

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

Signature	Title	Date

/s/ THOMAS D. BRISBIN Thomas D. Brisbin	Director, President and Chief Executive Officer	March 30, 2010
/s/ KIMBERLY D. GANT Kimberly D. Gant	Chief Financial Officer and Senior Vice President	March 30, 2010
/s/ WIN WESTFALL Win Westfall	Director	March 30, 2010
/s/ LINDA L. HEIL Linda L. Heil	Director	March 30, 2010
/s/ W. TRACY LENOCKER W. Tracy Lenocker	Director	March 30, 2010
/s/ KEITH W. RENKEN Keith W. Renken	Director	March 30, 2010

Signature	Title	Date

/s/ WAYNE SHELTON Wayne Shelton	Director	March 30, 2010
/s/ JOHN M. TOUPS John M. Toups	Director	March 30, 2010
/s/ RAYMOND W. HOLDSWORTH Raymond W. Holdsworth	Director	March 30, 2010
/s/ DOUGLAS J. MCEACHERN Douglas J. McEachern	Director	March 30, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Willdan Group, Inc.:

        We have audited the accompanying consolidated balance sheets of Willdan Group, Inc. and subsidiaries as of January 1, 2010 and January 2, 2009, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended January 1, 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Willdan Group, Inc. and subsidiaries as of January 1, 2010 and January 2, 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended January 1, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
March 30, 2010 Los Angeles, California

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	January 1, 2010	January 2, 2009
Assets
Current assets:
Cash and cash equivalents	$8,445,000	$8,144,000
Accounts receivable, net of allowance for doubtful accounts of $1,862,000 and $662,000 at January 1, 2010 and January 2, 2009, respectively	10,097,000	12,862,000
Costs and estimated earnings in excess of billings on uncompleted contracts	6,649,000	8,281,000
Income tax receivable	51,000	956,000
Other receivables	73,000	48,000
Prepaid expenses and other current assets	1,500,000	1,784,000

Total current assets	26,815,000	32,075,000
Equipment and leasehold improvements, net	1,596,000	2,377,000
Goodwill	10,371,000	11,145,000
Other intangible assets, net	149,000	1,367,000
Other assets	318,000	373,000
Deferred income taxes, net of current portion	1,083,000	233,000

Total assets	$40,332,000	$47,570,000

Liabilities and Stockholders' Equity
Current liabilities:
Excess of outstanding checks over bank balance	$488,000	$448,000
Accounts payable	1,457,000	2,111,000
Purchase price payable	—	1,000,000
Accrued liabilities	4,509,000	5,253,000
Billings in excess of costs and estimated earnings on uncompleted contracts	1,030,000	704,000
Borrowings under line of credit	1,000,000	—
Current portion of notes payable	23,000	52,000
Current portion of capital lease obligations	125,000	168,000
Current portion of deferred income taxes	1,479,000	2,519,000

Total current liabilities	10,111,000	12,255,000
Notes payable, less current portion	—	17,000
Capital lease obligations, less current portion	82,000	157,000
Lease obligations	1,022,000	805,000

Total liabilities	11,215,000	13,234,000

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized; 7,208,000 and 7,164,000 shares issued and outstanding at January 1, 2010 and January 2, 2009, respectively	72,000	72,000
Additional paid-in capital	33,440,000	33,084,000
(Accumulated deficit) retained earnings	(4,395,000)	1,180,000

Total stockholders' equity	29,117,000	34,336,000

Total liabilities and stockholders' equity	$40,332,000	$47,570,000

See accompanying notes to consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year
	2009	2008	2007
Contract revenue	$61,605,000	$73,190,000	$78,798,000

Direct costs of contract revenue (exclusive of depreciation and amortization shown separately below):
Salaries and wages	18,130,000	21,991,000	25,769,000
Sub-consultant services	7,997,000	7,750,000	4,600,000
Other direct costs	2,715,000	2,973,000	1,568,000

Total direct costs of contract revenue	28,842,000	32,714,000	31,937,000

Gross profit	32,763,000	40,476,000	46,861,000

General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	20,325,000	24,439,000	25,061,000
Facilities and facility related	4,430,000	4,803,000	4,546,000
Stock-based compensation	272,000	214,000	209,000
Depreciation and amortization	1,814,000	1,978,000	1,755,000
Lease abandonment, net	707,000	742,000	—
Impairment of goodwill	2,763,000	148,000	—
Litigation (reversal) accrual	(1,125,000)	—	1,049,000
Other	11,070,000	10,952,000	11,719,000

Total general and administrative expenses	40,256,000	43,276,000	44,339,000

(Loss) income from operations	(7,493,000)	(2,800,000)	2,522,000

Other (expense) income:
Interest income	30,000	313,000	693,000
Interest expense	(38,000)	(33,000)	499,000
Other, net	(5,000)	(15,000)	(27,000)

Total other (expense) income	(13,000)	265,000	1,165,000

(Loss) income before income tax expense	(7,506,000)	(2,535,000)	3,687,000
Income tax (benefit) expense	(1,931,000)	(930,000)	1,543,000

Net (loss) income	$(5,575,000)	$(1,605,000)	$2,144,000

(Loss) earnings per share:
Basic and diluted	$(0.78)	$(0.22)	$0.30

Weighted-average shares outstanding:
Basic	7,192,000	7,159,000	7,149,000
Diluted	7,192,000	7,159,000	7,150,000

See accompanying notes to consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock			Retained Earnings/ (Accumulated Deficit)
			Additional Paid-in Capital
	Shares	Amount			Total
Balances at December 29, 2006	7,148,000	$71,000	$32,552,000	$641,000	$33,264,000
Shares of common stock issued in connection with employee stock purchase plan	2,000	—	25,000	—	25,000
Reduction of offering costs in connection with initial public offering.	—	—	10,000	—	10,000
Stock-based compensation	—	—	209,000	—	209,000
Net income	—	—	—	2,144,000	2,144,000

Balances at December 28, 2007	7,150,000	71,000	32,796,000	2,785,000	35,652,000
Shares of common stock issued in connection with employee stock purchase plan	14,000	1,000	74,000	—	75,000
Stock-based compensation	—	—	214,000	—	214,000
Net loss	—	—	—	(1,605,000)	(1,605,000)

Balances at January 2, 2009	7,164,000	72,000	33,084,000	1,180,000	34,336,000
Shares of common stock issued in connection with employee stock purchase plan	44,000	—	84,000	—	84,000
Stock-based compensation	—	—	272,000	—	272,000
Net loss	—	—	—	(5,575,000)	(5,575,000)

Balances at January 1, 2010	7,208,000	$72,000	$33,440,000	$(4,395,000)	$29,117,000

See accompanying notes to consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year
	2009	2008	2007
Cash flows from operating activities:
Net (loss) income	$(5,575,000)	$(1,605,000)	$2,144,000
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,814,000	1,978,000	1,755,000
Impairment of goodwill	2,763,000	148,000	—
Lease abandonment expense, net	707,000	742,000	—
Loss on sale of equipment, net	6,000	17,000	28,000
Provision for doubtful accounts	1,829,000	585,000	212,000
Stock-based compensation	272,000	214,000	209,000
Changes in operating assets and liabilities:
Accounts receivable	936,000	3,266,000	(1,032,000)
Costs and estimated earnings in excess of billings on uncompleted contracts	1,632,000	187,000	624,000
Income tax receivable	905,000	(956,000)	—
Other receivables	(25,000)	53,000	4,348,000
Prepaid expenses and other current assets	284,000	292,000	(209,000)
Other assets	55,000	50,000	69,000
Accounts payable	(654,000)	(186,000)	(134,000)
Accrued liabilities	(959,000)	(831,000)	(8,792,000)
Billings in excess of costs and estimated earnings on uncompleted contracts	326,000	(236,000)	(281,000)
Deferred income taxes	(1,890,000)	(112,000)	737,000
Lease obligations	(272,000)	(60,000)	59,000

Net cash provided by (used in) operating activities	2,154,000	3,546,000	(263,000)

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(386,000)	(552,000)	(654,000)
Proceeds from sale of equipment	—	49,000	35,000
Purchase of other assets	—	(75,000)	—
Payments for business acquisitions, net of cash acquired	(2,373,000)	(10,236,000)	—
Purchase of liquid investments	—	(7,100,000)	(22,800,000)
Proceeds from sale of liquid investments	—	8,400,000	21,500,000

Net cash used in investing activities	(2,759,000)	(9,514,000)	(1,919,000)

Cash flows from financing activities:
Changes in excess of outstanding checks over bank balance	40,000	(185,000)	376,000
Payments on notes payable	(46,000)	(1,119,000)	(1,210,000)
Proceeds from notes payable	—	—	1,184,000
Borrowings under line of credit	3,553,000	—	418,000
Repayments of line of credit	(2,553,000)	—	(418,000)
Principal payments on capital leases	(172,000)	(170,000)	(175,000)
Proceeds from sales of common stock under employee stock purchase plan	84,000	75,000	25,000
Final distributions to former holders of redeemable common stock	—	—	(3,150,000)
Refund of offering costs	—	—	10,000

Net cash provided by (used in) financing activities	906,000	(1,399,000)	(2,940,000)

Net increase (decrease) in cash and cash equivalents	301,000	(7,367,000)	(5,122,000)
Cash and cash equivalents at beginning of the year	8,144,000	15,511,000	20,633,000

Cash and cash equivalents at end of the year	$8,445,000	$8,144,000	$15,511,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$40,000	$34,000	$84,000
Income taxes	3,000	853,000	902,000
Supplemental disclosures of noncash investing and financing activities:
Equipment acquired under capital leases	$60,000	$42,000	$147,000
Note payable issued in connection with acquisition of assets	—	100,000	—
Purchase price payable	—	1,000,000	—

See accompanying notes to consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years 2009, 2008 and 2007

1. ORGANIZATION AND OPERATIONS OF THE COMPANY

Nature of Business

        Willdan Group, Inc. and subsidiaries ("Willdan Group" or the "Company") is a provider of outsourced services to small and mid-sized public agencies and large public utilities in California, New York, and to a lesser extent, other states throughout the United States. Outsourcing enables these agencies to provide a wide range of specialized services without having to incur and maintain the overhead necessary to develop staffing in-house. The Company provides a broad range of services to public agencies and, to a lesser extent, private industry, including civil engineering, building and safety services, geotechnical engineering, environmental engineering and environmental services, financial and economic consulting, energy efficiency, sustainability, water conservation, renewable energy, disaster preparedness, public safety consulting, management consulting and homeland security. Clients primarily consist of cities, counties, redevelopment agencies, water districts, school districts and universities, state agencies, federal agencies, a variety of other special districts and agencies, private industry and tribal governments.

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

Fiscal Years

        The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to December 31. Fiscal years 2009 and 2007 contained 52 weeks. Fiscal year 2008 contained 53 weeks. All references to years in the notes to consolidated financial statements represent fiscal years.

Cash and Cash Equivalents

        All highly liquid investments purchased with a remaining maturity of three months or less are considered to be cash equivalents. Outstanding checks in excess of cash on deposit have been classified as current liabilities. Cash and cash equivalents consisted of the following:

	January 1, 2010	January 2, 2009
Wells Fargo Stage Coach Sweep Investment Account	$609,000	$382,000
Wells Fargo Money Market Mutual Fund	5,280,000	6,035,000
Wells Fargo Advantage Heritage Fund	1,097,000	564,000
Cash on hand in business checking accounts	1,459,000	1,163,000

	$8,445,000	$8,144,000

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2009, 2008 and 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The Company from time to time may be exposed to credit risk with its bank deposits in excess of the FDIC insurance limits and with uninsured money market investments. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Fair Value of Financial Instruments

        As of January 1, 2010 and January 2, 2009, the carrying amounts of the Company's cash, cash equivalents, accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, income tax receivable, other receivables, prepaid expenses and other current assets, excess of outstanding checks over bank balance, accounts payable, purchase price payable, accrued liabilities and billings in excess of costs and estimated earnings on uncompleted contracts, approximate their fair values because of the relatively short period of time between the origination of these instruments and their expected realization or payment. The carrying amounts of debt obligations approximate their fair values since the terms are comparable to terms currently offered by local lending institutions for loans of similar terms to companies with comparable credit risk.

Segment Information

        Willdan Group, Inc. (WGI) is a holding company with seven wholly-owned subsidiaries. The Company presents segment information externally consistent with the manner in which the Company's chief operating decision maker reviews information to assess performance and allocate resources. WGI performs administrative functions on behalf of its subsidiaries, such as treasury, legal, accounting, information systems, human resources and certain business development activities, and earns revenue that is only incidental to the activities of the enterprise. As a result, WGI does not meet the definition of an operating segment. Five of the seven WGI subsidiaries are aggregated into one reportable segment as they have similar economic characteristics including the nature of services, the methods used to provide services and the type of customers. The remaining two subsidiaries each comprise separate reporting segments.

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

Fiscal Years 2009, 2008 and 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

performed in accordance with the specific terms of the contract. Revenue for amounts that have been billed but not earned is deferred and such deferred revenue is referred to as billings in excess of costs and estimated earnings on uncompleted contracts in the accompanying consolidated balance sheets.

        Adjustments to contract cost estimates are made in the periods in which the facts requiring such revisions become known. When the revised estimate indicates a loss, such loss is provided for currently in its entirety. Claims revenue is recognized only upon resolution of the claim. Change orders in dispute are evaluated as claims. Costs related to un-priced change orders are expensed when incurred and recognition of the related contract revenue is based on an evaluation of the probability of recovery of the costs. Estimated profit is recognized for un-priced change orders if realization of the expected price of the change order is probable.

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

        Direct costs of contract revenue consist primarily of that portion of technical and nontechnical salaries and wages that has been incurred in connection with revenue producing projects. Direct costs of contract revenue also include production expenses, sub-consultant services and other expenses that are incurred in connection with revenue producing projects.

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

        Accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts based upon a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts. Credit risk is generally minimal with governmental entities, but disputes may arise related to these receivable amounts. Accounts receivables are written off when deemed uncollectible. Recoveries of accounts receivables previously written off are recorded when received.

        The value of retainage is included in accounts receivable in the accompanying consolidated financial statements. Retainage represents the billed amount that is retained by the customer, in accordance with the terms of the contract, generally until performance is substantially complete.

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2009, 2008 and 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Leases

        All of the Company's office leases are classified as operating leases and rent expense is included in facilities expense in the accompanying consolidated statements of operations. Some of the lease terms include rent concessions and rent escalation clauses, all of which are taken into account in computing minimum lease payments. Minimum lease payments are recognized on a straight-line basis over the minimum lease term. The excess of rent expense recognized over the amounts contractually due pursuant to the underlying leases is reflected as a liability in the accompanying consolidated balance sheets. The cost of improvements that the Company makes to the leased office space is capitalized as leasehold improvements. The Company is subject to non-cancellable leases for offices or portions of offices for which use has been ceased. For each of these abandoned leases, the present value of the future lease payments, net of estimated sublease payments, along with any unamortized tenant improvement costs, are recognized as lease abandonment expense in the Company's consolidated statements of operations with a corresponding liability in the Company's consolidated balance sheets.

Equipment and Leasehold Improvements

        Equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Equipment under capital leases is stated at the present value of the minimum lease payments as of the acquisition date. Depreciation and amortization on equipment are calculated using the straight-line method over estimated useful lives of two to five years. Leasehold improvements and assets under capital leases are amortized using the straight-line method over the shorter of estimated useful lives or the term of the related lease.

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

Goodwill

        Goodwill represents the excess of costs over fair value of the assets acquired. The goodwill, which has an indefinite useful life, is not amortized, but instead tested for impairment at least annually or more frequently if events and circumstances indicate that the asset might be impaired. Impairment losses for reporting units are recognized to the extent that a reporting unit's carrying amount exceeds its fair value.

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2009, 2008 and 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Stock Options

        The Company accounts for stock options under the fair value recognition provisions of the accounting standard entitled "Compensation—Stock Compensation." This standard requires the measurement of compensation cost at the grant date, based upon the estimated fair value of the award, and requires amortization of the related expense over the employee's requisite service period.

Income Taxes

        Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the financial reporting basis and tax basis of the Company's assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets may not be realized.

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

New Accounting Pronouncements

        In June 2009, the Financial Accounting Standards Board (FASB) issued a standard entitled "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB No. 162." This standard establishes the FASB Accounting Standards Codification ("Codification"), as the single source of authoritative United States accounting and reporting standards applicable for all non-government entities, with the exception of the Securities and Exchange Commission rules and interpretative releases. The Codification, which changes the referencing of

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2009, 2008 and 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

financial standards, is effective for interim or annual financial periods ending after September 15, 2009. As the Codification is not intended to change or alter existing U.S. GAAP, the adoption of the standard did not have any effect on the Company's consolidated financial position, results of operations or cash flows.

        In April 2008, the FASB issued a standard entitled "Determination of the Useful Life of Intangible Assets." This standard amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under the standard for goodwill and other intangible assets. The new standard was effective for fiscal years beginning after December 15, 2008. The Company adopted the standard on January 3, 2009 and this had no effect on its financial statements.

        In December 2007, the FASB issued a standard entitled "Business Combinations." This standard establishes the principles and requirements for how an acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The standard makes significant changes to existing accounting practices for acquisitions and applies prospectively to business combinations consummated on or after the beginning of the first annual reporting period on or after December 15, 2008. The Company adopted the new standard effective January 3, 2009 and the adoption did not have any effect on its financial statements and disclosures.

3. BUSINESS COMBINATION

        On June 9, 2008, the Company acquired all of the outstanding stock of Willdan Energy Solutions, formerly known as Intergy Corporation, a California—based consulting company that assists companies, institutions and agencies with planning and implementing their energy efficiency, water conservation and renewable energy strategies. The acquisition cost recorded by the Company as of January 1, 2010 was $13.1 million, consisting of $9.9 million in cash paid at closing, a $0.2 million net asset value adjustment, a guaranteed payment of $1.0 million in cash paid in June 2009, an earn-out payment of $1.3 million paid in August 2009 and $0.7 million of transaction costs. The acquisition cost may increase by up to $4.9 million if Willdan Energy Solutions achieves certain financial targets over the annual periods ending on the last day of the Company's second fiscal quarters in 2010 and 2011. The Company has finalized its estimates of fair values of the assets acquired and the liabilities assumed and the acquisition cost was allocated as follows:

Current assets	$3,242,000
Equipment	49,000
Backlog	920,000
Other assets	8,000
Current liabilities	(1,502,000)
Goodwill	10,371,000

Total	$13,088,000

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2009, 2008 and 2007

3. BUSINESS COMBINATION (Continued)

        The $10.4 million of goodwill is the amount paid to acquire Willdan Energy Solutions over and above the fair value of the net assets acquired, which includes the estimated fair value of the backlog in place as of the date of acquisition. The amount paid that has been classified as goodwill primarily relates to the expected future business that was not part of the backlog at the time of acquisition. The goodwill is deductible for income tax purposes over a period of 15 years.

        Unaudited pro forma consolidated statements of operations for the fiscal years ended January 1, 2010, January 1, 2009 and December 28, 2007 as though Willdan Energy Solutions had been acquired as of the first day of each of the respective periods presented is as follows:

	Fiscal Year
	2008	2007
Contract revenue	$77,831,000	$86,121,000
(Loss) income from operations	(919,000)	3,876,000
Net (loss) income	(1,053,000)	2,638,000
Basic and diluted (loss) earnings per share	$(0.15)	$0.37

        The Company finalized its purchase price allocation during fiscal year 2009. Associated with that, the Company recorded $0.6 million of amortization of intangible assets. This amount is also reflected in the unaudited pro forma information presented above as the pro forma information assumes the acquisition was effective as of the first day of the first year presented.

4. GOODWILL AND OTHER INTANGIBLE ASSETS

        The changes in the carrying value of goodwill by reporting unit for the fiscal year ended January 1, 2010 were as follows:

	Fiscal Year 2009
	Balance at Beginning of Year	Goodwill Additions	Impairment	Balance at End of Year
Reporting Unit:
Energy Solutions	$8,382,000	$1,989,000	$—	$10,371,000
Financial Services	2,763,000	—	(2,763,000)	—
Homeland Security Services	—	—	—	—

	$11,145,000	$1,989,000	$(2,763,000)	$10,371,000

	Fiscal Year 2008
	Balance at Beginning of Year	Goodwill Additions	Impairment	Balance at End of Year
Reporting Unit:
Energy Solutions	$—	$8,382,000	$—	$8,382,000
Financial Services	2,763,000	—	—	2,763,000
Homeland Security Services	148,000	—	(148,000)	—

	$2,911,000	$8,382,000	$(148,000)	$11,145,000

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2009, 2008 and 2007

4. GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

        There were no changes on the carrying value of goodwill for the fiscal year ended December 28, 2007. In fiscal 2008, the fair value of the Homeland Security Services reporting unit did not exceed its carrying value and an impairment charge of $148,000 was recognized. The additions to goodwill during fiscal 2009 for Energy Solutions related to the $1.3 million earn-out payment and finalization of the purchase price allocation. In fiscal 2009, the fair value of the Financial Services reporting unit did not exceed its carrying value and step two of the impairment analysis indicated that there was no implied value to this reporting unit's goodwill. Accordingly an impairment charge of $2.8 million was recognized. The fair value of the reporting unit is a Level 3 valuation. The valuation was based on an 80% weighting of an income approach value and a 20% weighting using a market approach value. The income approach was based on the present value of projected cash flows during the holding period and disposition of the reporting unit at the end of the final year of the assumed holding period. The market approach was based on a multiple of earnings before interest, taxes, depreciation and amortization (EBITDA) utilizing publicly available EBITDA multiples for similar companies. The terminal sales value computed in the income approach was also based on a multiple of projected EBITDA for the last year of the assumed holding period.

        The goodwill balances included in the accompanying consolidated balance sheets consist of the following:

	Reporting Units
	Energy Solutions	Financial Services	Homeland Security Services	Total
January 1, 2010:
Goodwill	$10,371,000	$2,763,000	$148,000	$13,282,000
Accumulated impairment	—	(2,763,000)	(148,000)	(2,911,000)

	$10,371,000	$—	$—	$10,371,000

January 2, 2009:
Goodwill	$8,382,000	$2,763,000	$148,000	$11,293,000
Accumulated impairment	—	—	(148,000)	(148,000)

	$8,382,000	$2,763,000	$—	$11,145,000

        The gross amounts and accumulated amortization of the Company's acquired identifiable intangible assets with finite useful lives as of January 1, 2010 and January 2, 2009, included in Intangible assets, net in the accompanying consolidated balance sheets, were as follows:

	January 1, 2010		January 2, 2009
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization	Amortization Period (yrs)
Backlog	$920,000	$920,000	$1,264,000	$355,000	1
Customer relationships	—	—	272,000	22,000	7
Training materials/courses	282,000	134,000	282,000	80,000	5
Non-compete agreements	30,000	29,000	30,000	24,000	3

	$1,232,000	$1,083,000	$1,848,000	$481,000

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2009, 2008 and 2007

4. GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

        At the time of acquisition, the Company estimates the fair value of the acquired identifiable intangible assets based upon the facts and circumstances related to the particular intangible asset. Inherent in such estimates are judgments and estimates of future revenue, profitability, cash flows and appropriate discount rates for any present value calculations. The Company preliminarily estimates the value of the acquired identifiable intangible assets and then finalizes the estimated fair values during the purchase allocation period, which does not extend beyond 12 months from the date of acquisition. The final purchase allocation for Willdan Energy Solutions was finalized during the second quarter of fiscal 2009.

        For the years ended January 1, 2010, January 2, 2009 and December 28, 2007, the Company's amortization expense for acquired identifiable intangible assets with finite useful lives was $602,000, $429,000 and $31,000, respectively. Estimated future amortization expense for acquired identifiable intangible assets is as follows:

Fiscal year:
2010	$54,000
2011	46,000
2012	37,000
2013	12,000

$149,000

5. ACCOUNTS RECEIVABLE-NET

        Net accounts receivable consisted of the following:

	January 1, 2010	January 2, 2009
Billed	$11,895,000	$13,507,000
Unbilled	6,649,000	8,281,000
Contract retentions	64,000	17,000

	18,608,000	21,805,000
Allowance for doubtful accounts	(1,862,000)	(662,000)

	$16,746,000	$21,143,000

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2009, 2008 and 2007

5. ACCOUNTS RECEIVABLE-NET (Continued)

        The movements in the allowance for doubtful accounts consisted of the following for fiscal years 2009, 2008 and 2007:

	Fiscal Year
	2009	2008	2007
Balance as of the beginning of the year	$662,000	$372,000	$492,000
Provision for doubtful accounts	1,749,000	589,000	282,000
Write-offs of uncollectible accounts	(555,000)	(300,000)	(403,000)
Recoveries of accounts written off	6,000	1,000	1,000

Balance as of the end of the year	$1,862,000	$662,000	$372,000

        Billed accounts receivable represent amounts billed to clients that have yet to be collected. Unbilled accounts receivable represent revenue recognized but not yet billed pursuant to contract terms or accounts billed after the period end. Substantially all unbilled receivables as of January 1, 2010 and January 2, 2009 are expected to be billed and collected within twelve months of such date. Contract retentions represent amounts invoiced to clients where payments have been withheld pending the completion of certain milestones, other contractual conditions or upon the completion of the project. These retention agreements vary from project to project and could be outstanding for several months or years.

        Allowances for doubtful accounts have been determined through specific identification of amounts considered to be uncollectible and potential write-offs, plus a non-specific allowance for other amounts for which some potential loss has been determined to be probable based on current and past experience.

        No client accounted for more than 10% of the Company's outstanding receivables as of January 1, 2010 or January 2, 2009.

6. EQUIPMENT AND LEASEHOLD IMPROVEMENTS

        Equipment and leasehold improvements consist of the following:

	January 1, 2010	January 2, 2009
Furniture and fixtures	$4,452,000	$4,680,000
Computer hardware and software	4,903,000	4,921,000
Leasehold improvements	748,000	772,000
Equipment under capital leases	719,000	790,000
Automobiles, trucks, and field equipment	424,000	419,000

	11,246,000	11,582,000
Accumulated depreciation and amortization	(9,650,000)	(9,205,000)

Equipment and leasehold improvements, net	$1,596,000	$2,377,000

        Included in accumulated depreciation and amortization is $156,000 and $176,000 of amortization related to equipment held under capital leases in fiscal years 2009 and 2008, respectively.

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2009, 2008 and 2007

7. ACCRUED LIABILITIES

        Accrued liabilities consist of the following:

	January 1, 2010	January 2, 2009
Accrued bonuses	$169,000	$155,000
Paid leave bank	1,155,000	1,449,000
Compensation and payroll taxes	581,000	719,000
Accrued legal	136,000	54,000
Accrued workers' compensation insurance	27,000	18,000
Litigation accrual	—	110,000
Accrued rent	563,000	562,000
Employee withholdings	171,000	265,000
Client deposits	469,000	790,000
Other	1,238,000	1,131,000

Total accrued liabilities	$4,509,000	$5,253,000

8. STOCK OPTIONS

        As of January 1, 2010, the Company had two share-based compensation plans, which are described below. The Company may no longer grant awards under the 2006 Stock Incentive Plan. The compensation expense that has been recognized for stock options issued under these plans was $272,000, $214,000 and $209,000 for fiscal years 2009, 2008 and 2007, respectively.

2006 STOCK INCENTIVE PLAN

        In June 2006, the Company's board of directors adopted the 2006 Stock Incentive Plan ("2006 Plan") and it received stockholder approval. The Company re-submitted the 2006 Plan to its stockholders for post-IPO approval at the 2007 annual meeting of the stockholders and it was approved. The 2006 Plan will terminate ten years after the board of directors approved it and no additional awards were or will be granted under the 2006 Plan after the Company's shareholders approved the 2008 Plan (as defined below) in June 2008. The 2006 Plan had 300,000 shares of common stock reserved for issuance to the Company's directors, executives, officers, employees, consultants and advisors. As of June 9, 2008, approximately 36,167 shares were available for award grant purposes under the 2006 Plan. These shares became available for grant under the 2008 Plan following shareholder approval of the 2008 Plan. Options granted under the 2006 Plan could be "non-statutory stock options" which expire no more than ten years from the date of grant or "incentive stock options" as defined in Section 422 of the Internal Revenue Code of 1986, as amended. Upon exercise of non-statutory stock options, the Company is generally entitled to a tax deduction on the exercise of the option for an amount equal to the excess over the exercise price of the fair market value of the shares at the date of exercise. The Company is generally not entitled to any tax deduction on the exercise of an incentive stock option. Option awards provide for accelerated vesting if there is a change in control (as defined in the 2006 Plan). Through January 1, 2010, options granted, net of forfeitures and expirations, under the 2006 Plan consisted of 192,500 shares and 19,000 shares for incentive stock options and non-statutory stock options, respectively.

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2009, 2008 and 2007

8. STOCK OPTIONS (Continued)

2008 PERFORMANCE INCENTIVE PLAN

        In March 2008, the Company's board of directors adopted the 2008 Performance Incentive Plan, ("2008 Plan") and it received stockholder approval at the 2008 annual meeting of the stockholders in June 2008. The 2008 Plan will terminate ten years after the board of directors approved it. The 2008 Plan has 486,167 shares of common stock reserved for issuance to the company's directors, executives, officers, employees, consultants and advisors. The maximum number of shares of the Company's common stock that may be issued or transferred pursuant to awards under the 2008 Plan can also be increased by any shares subject to stock options granted under the 2006 Plan and outstanding as of June 9, 2008 which expire, or for any reason are cancelled or terminated, after June 9, 2008 without being exercised. Awards authorized by the 2008 Plan include stock options, stock appreciation rights, restricted stock, stock bonuses, stock units, performance stock, and other share-based awards. No participant may be granted an option to purchase more than 100,000 shares in any fiscal year. Options generally may not be granted with exercise prices less than fair market value at the date of grant, with vesting provisions and contractual terms determined by the compensation committee of the board of directors on a grant-by-grant basis. Options granted under the 2008 Plan may be "nonqualified stock options" or "incentive stock options" as defined in Section 422 of the Internal Revenue Code of 1986, as amended. The maximum term of each option shall be 10 years. Upon exercise of nonqualified stock options, the Company is generally entitled to a tax deduction on the exercise of the option for an amount equal to the excess over the exercise price of the fair market value of the shares at the date of exercise. The Company is generally not entitled to any tax deduction on the exercise of an incentive stock option. Option awards provide for accelerated vesting if there is a change in control (as defined in the 2008 Plan). Through January 1, 2010, options granted under the 2008 Plan consisted of 302,800 shares and 52,000 shares for incentive stock options and non-statutory stock options, respectively.

        The fair value of each option is calculated using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatility is based upon historical volatility of "guideline companies" since the length of time the Company's shares have been publicly traded is shorter than the expected or contractual term of the options. The expected term of the option, taking into account both the contractual term of the option and the effects of employees' expected exercise and expected post-vesting termination behavior is estimated based upon the simplified method. Under this approach, the expected term is presumed to be the mid-point between the vesting date and the end of the contractual term. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The assumptions are as follows:

	2009	2008	2007
Expected volatility	39% - 40%	35% - 39%	31% - 34%
Expected dividends	0%	0%	0%
Expected term (in years)	5.75 - 6.00	5.00 - 6.00	5.00 - 6.00
Risk-free rate	2.20% - 2.95%	1.50% - 3.61%	4.34% - 5.26%

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2009, 2008 and 2007

8. STOCK OPTIONS (Continued)

        A summary of option activity under the 2006 Plan and 2008 Plan as of January 1, 2010 and changes during the fiscal years ended January 1, 2010, January 2, 2009 and December 28, 2007 is presented below. The intrinsic value of the fully-vested options is $9,000, based on the Company's closing stock price of $2.38 on January 1, 2010.

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at January 2, 2009	303,000	$7.23	8.8
Granted	291,000	1.80	9.4
Exercised	—	—	—
Forfeited or expired	(28,000)	5.47	—

Outstanding at January 1 , 2010	566,000	$4.54	8.6

Vested at January 1, 2010	172,000	$8.01	7.7

Exercisable at January 1, 2010	172,000	$8.01	7.7

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at December 28, 2007	233,000	$9.50	8.6
Granted	119,000	3.81	9.6
Exercised	—	—	—
Forfeited or expired	(49,000)	9.72	—

Outstanding at January 2 , 2009	303,000	$7.23	8.8

Vested at January 2, 2009	85,000	$8.85	8.5

Exercisable at January 2, 2009	85,000	$8.85	8.5

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at December 29, 2006	28,000	$10.19	4.2
Granted	205,000	9.40	9.4
Exercised	—	—	—
Forfeited or expired	—	—	—

Outstanding at December 28, 2007	233,000	$9.50	8.6

Vested at December 28, 2007	33,000	$10.22	4.2

Exercisable at December 28, 2007	33,000	$10.22	4.2

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2009, 2008 and 2007

8. STOCK OPTIONS (Continued)

        A summary of the status of the Company's non-vested options and changes in non-vested options during the fiscal years ended January 1, 2010, January 2, 2009 and December 28, 2007, is presented below:

	Options	Weighted- Average Grant-Date Fair Value
Non-vested at January 2, 2009	218,000	$2.64
Granted	291,000	0.78
Vested	(96,000)	2.87
Forfeited	(19,000)	1.88

Non-vested at January 1, 2010	394,000	1.24

	Options	Weighted- Average Grant-Date Fair Value
Non-vested at December 28, 2007	200,000	$3.76
Granted	119,000	1.47
Vested	(74,000)	3.39
Forfeited	(27,000)	3.76

Non-vested at January 2, 2009	218,000	2.64

	Options	Weighted- Average Grant-Date Fair Value
Non-vested at December 29, 2006	8,000	$3.91
Granted	205,000	3.76
Vested	(13,000)	3.95
Forfeited	—	—

Non-vested at December 28, 2007	200,000	3.76

        As of January 1, 2010, there was $301,000 of total unrecognized compensation expense related to non-vested stock options. That expense is expected to be recognized over a weighted-average period of 1.7 years. The total fair value of vested options granted during the fiscal years ended January 1, 2010, January 2, 2009 and December 28, 2007 was $0, $29,000 and $20,000, respectively.

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2009, 2008 and 2007

8. STOCK OPTIONS (Continued)

AMENDED AND RESTATED 2006 EMPLOYEE STOCK PURCHASE PLAN

        The Company adopted its Amended and Restated 2006 Employee Stock Purchase Plan to allow eligible employees the right to purchase shares of common stock, at semi-annual intervals, with their accumulated payroll deductions. The plan received stockholder approval in June 2006. The Company re-submitted the plan to its stockholders for post-IPO approval at the 2007 annual stockholders' meeting where approval was obtained. A total of 300,000 shares of the Company's common stock have been reserved for issuance under the plan, with no more than 100,000 shares being issuable in any one calendar year.

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

        The Company's Amended and Restated 2006 Employee Stock Purchase Plan is a non-compensatory plan. As a result, stock-based compensation expense is not recognized in relation to this plan. As of January 1, 2010, there were 239,684 shares available for issuance under the plan.

9. DEBT OBLIGATIONS

        Debt obligations consist of the following:

	2009	2008
Outstanding borrowings on line of credit	$1,000,000	$—
Other	23,000	69,000

	1,023,000	69,000
Less current portion	(1,023,000)	(52,000)

Debt obligations, less current portion	$—	$17,000

        Under the terms of the Company's credit agreement with Wells Fargo Bank, National Association ("Wells Fargo"), the Company can borrow up to $5.0 million from time to time (as may be limited by the covenants in the credit agreement as discussed below) up to and until January 1, 2011. Loans made under the revolving line of credit will accrue interest at either (i) the floating rate equal to the prime rate in effect from time to time or (ii) the fixed rate of 1.75% above LIBOR, at the Company's election. For prime rate loans, the interest rate will be adjusted when each prime rate change by the bank is announced and becomes effective.

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2009, 2008 and 2007

9. DEBT OBLIGATIONS (Continued)

        Borrowings under the credit agreement are secured by all of the Company's accounts receivable and other rights to payment, general intangibles, inventory and equipment, including those of the Company's subsidiaries. In addition, borrowings under the credit agreement are secured by investments held in a securities account at Wells Fargo that must at all times have a collateral value of at least $5.0 million. Each of the Company's subsidiaries (except Public Agency Resources and Willdan Resource Solutions) has signed an unconditional guaranty of the Company's obligations under the agreements.

        The credit agreement contains customary representations and affirmative covenants, including a covenant to maintain a tangible net worth of at least $18.0 million at all times. Tangible net worth is defined in the credit agreement as stockholders' equity less intangible assets and loans or advances to, or investments in, any related entities or individuals. The impact of any non-cash property lease termination expense of up to $1.0 million in the aggregate recorded during the period from October 1, 2009 through December 31, 2010 will be excluded from the calculation of tangible net worth under the credit agreement. As of January 1, 2010, the Company's tangible net worth as defined under the Company's credit agreement was met.

        The credit agreement also includes customary negative covenants, including a covenant that prohibits the incurrence of additional indebtedness by the Company or the Company's subsidiaries other than purchase money indebtedness not to exceed $2.0 million and indebtedness existing on the date of the credit agreement, and a covenant that prohibits payment of dividends on the Company's stock and redemptions, repurchases or other acquisitions of the Company's stock; provided that the Company can repurchase stock with an aggregate fair market value up to $5.0 million in any calendar year. In addition, the credit agreement includes customary events of default for a credit facility. Upon a default, the interest rate will be increased by a default rate margin of 4.0%. Upon the occurrence of an event of default under the credit agreement, including a breach of any of the covenants discussed above, Wells Fargo has the option to make any loans then outstanding under the credit agreement immediately due and payable and is no longer obligated to extend further credit to the Company under the credit agreement.

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

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2009, 2008 and 2007

10. COMMITMENTS (Continued)

        Future minimum rental payments under capital and non-cancelable operating leases are summarized as follows:

	Capital	Operating
Fiscal year:
2010	$158,000	$3,601,000
2011	90,000	3,315,000
2012	24,000	2,210,000
2013	—	1,062,000
2014	—	727,000

Total future minimum lease payments	272,000	$10,915,000

Amount representing maintenance	(53,000)
Amount representing interest (at rates ranging from 3.75% to 11.0%)	(12,000)

Present value of net minimum lease payments under capital leases	207,000
Less current portion	(125,000)

	$82,000

        On November 3, 2009, the Company subleased a portion of its headquarters office space to an entity that is owned by one of the Company's directors. Pursuant to the sublease agreement, this tenant will pay the Company monthly rent ranging from approximately $8,500 to $9,300, for a total of approximately $376,000 through June 29, 2013. The tenant will also pay the Company a proportionate share of certain operating expenses and taxes relating to the subleased space.

        Rent expense and related charges for common area maintenance for all facility operating leases for fiscal years 2009, 2008 and 2007 was approximately $3,306,000, $3,544,000 and $3,337,000, respectively.

        During the fiscal years ended January 1, 2010 and January 2, 2009, the Company closed certain of its offices or separable sections of offices. Additionally, a tenant that was subleasing an office from the company defaulted on its lease. As a result of the office closures and the sublease default, the Company recorded lease abandonment expense, net, of $707,000 and $742,000, which is included in the accompanying consolidated statement of operations for the fiscal years ended January 1, 2010 and January 2, 2009, respectively. This expense includes future rental obligations and other costs associated

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2009, 2008 and 2007

10. COMMITMENTS (Continued)

with the leased space net of the fair value of subleases. The following is a reconciliation of the liability for lease abandonment expense for fiscal year 2009:

	Fiscal 2009	Fiscal 2008
Liability for abandoned leases as of beginning of year	$757,000	$—
Lease abandonment expense, net	707,000	742,000
Lease payments on abandoned leases, net of sublease payments	(462,000)	—
Other	46,000	15,000

Liability for abandoned leases as of the end of the year	$1,048,000	$757,000

        The current portion of the liability for abandoned leases is included in accrued liabilities and the non-current portion is included in lease obligations in the accompanying consolidated balance sheets.

Employee Benefit Plans

        The Company has a qualified profit sharing plan (the Plan) pursuant to Code Section 401(a) and qualified cash or deferred arrangement pursuant to Code Section 401(k) covering substantially all employees. Employees may elect to contribute up to 50% of compensation limited to the amount allowed by tax laws. Company contributions are made solely at the discretion of the Company's board of directors. The Company made matching contributions of approximately $0, $260,000, and $237,000 during fiscal years 2009, 2008 and 2007, respectively.

        The Company has a discretionary bonus plan for regional managers, division managers and others as determined by the Company president. Bonuses are awarded if certain financial goals are achieved. The financial goals are not stated in the plan; rather they are judgmentally determined each year. In addition, the board of directors may declare discretionary bonuses to key employees and all employees are eligible for what the Company refers to as the "hot hand" bonus program, which pays awards for outstanding performance. Bonus expense for fiscal years 2009, 2008 and 2007 totaled approximately $421,000, $316,000, and $202,000, respectively, of which approximately $169,000, and $155,000 is included in accrued liabilities at January 1, 2010 and January 2, 2009, respectively.

Post employment health benefits

        In May 2006, the Company's board of directors approved providing lifetime health insurance coverage for Win Westfall, the Company's former chief executive officer and current chairman of the board of directors, and his spouse and for Linda Heil, the widow of the Company's former chief executive officer, Dan Heil. Mrs. Heil is also a member of the Company's board of directors. Additionally, the board approved health insurance coverage for Mrs. Heil's two dependents until they reach the maximum age for dependent coverage under the Company's health insurance policy. These benefits relate to past services provided to the Company. Accordingly, there is no unamortized compensation cost for the benefits.

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2009, 2008 and 2007

10. COMMITMENTS (Continued)

        Included in accrued liabilities in the accompanying consolidated balance sheets related to this obligation is the present value of expected payments for health insurance coverage, $189,000 as of January 1, 2010 and $119,000 as of January 2, 2009.

11. INCOME TAXES

        The (benefit) provision for income taxes is comprised of:

	Fiscal Year
	2009	2008	2007
Current federal (benefit) taxes	$—	$(827,000)	$650,000
Current state taxes	10,000	9,000	156,000
Deferred federal (benefit) taxes	(1,564,000)	77,000	570,000
Deferred state (benefit) taxes	(377,000)	(189,000)	167,000

	$(1,931,000)	$(930,000)	$1,543,000

        The (benefit) provision for income taxes reconciles to the amounts computed by applying the statutory federal tax rate to our (loss) income before income taxes. The sources and tax effects of the differences for fiscal years 2009, 2008 and 2007 are as follows:

	2009	2008	2007
Computed "expected" federal income tax (benefit) expense	$(2,552,000)	$(862,000)	$1,253,000
Permanent differences	121,000	74,000	81,000
Current and deferred state income tax (benefit) expense, net of federal benefit	(413,000)	(119,000)	217,000
Valuation allowances on deferred tax assets	934,000	—	—
Other	(21,000)	(23,000)	(8,000)

	$(1,931,000)	$(930,000)	$1,543,000

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2009, 2008 and 2007

11. INCOME TAXES (Continued)

        The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets and liabilities are as follows:

	January 1, 2010	January 2, 2009	December 28, 2007
Current deferred tax assets:
Accrued litigation judgment	$54,000	$65,000	$127,000
Accounts receivable allowance	741,000	250,000	206,000
Other accrued liabilities	786,000	520,000	643,000

	1,581,000	835,000	976,000
Valuation allowance	(412,000)	—	—

Net deferred tax assets	1,169,000	835,000	976,000

Current deferred tax liabilities:
Deferred revenue	(2,623,000)	(3,306,000)	(2,978,000)
Other	(25,000)	(48,000)	—

	(2,648,000)	(3,354,000)	(2,978,000)

Net current deferred tax liability	$(1,479,000)	$(2,519,000)	$(2,002,000)

Deferred tax assets, net of current portion:
Federal and state net operating losses	$914,000	$628,000	$—
Equipment and leasehold improvement depreciation	191,000	165,000	162,000
Intangible assets	803,000	—	—
Other	93,000	27,000	23,000

	2,001,000	820,000	185,000
Valuation allowance	(522,000)	—	—

Net deferred tax assets	1,479,000	820,000	185,000
Deferred tax liabilities, net of current portion:
Goodwill amortization	(396,000)	(587,000)	(580,000)

Net deferred tax assets (liability), net of current portion	$1,083,000	$233,000	$(395,000)

        During fiscal year 2009, the Company recorded a $0.9 million valuation allowance against deferred tax assets in excess of the deferred tax liability for deferred revenue as management is currently unable to assert that it is more likely than not that the Company will realize the benefit of this portion of related deferred tax assets. Management believes the existing deductible for temporary differences reflected in the deferred tax assets not covered by the valuation allowance will reverse during period in which the deferred revenue is recognized for tax purposes; however, there can be no assurance that the Company will generate any earnings or any specific level of continuing earnings in future years.

        Management also believes that there are no material uncertain tax positions that would impact the accompanying consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2009, 2008 and 2007

11. INCOME TAXES (Continued)

        At January 1, 2010, the Company had federal and state net operating loss carryovers of $2.0 million and $4.1 million, respectively. These carryovers expire through 2030 and 2031 for federal and state income taxes, respectively.

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

        The accounting policies applied to determine the segment information are the same as those described in the summary of significant accounting policies. There were no intersegment sales for any of the fiscal years in the three-year period ended January 2, 2009. Management evaluates the performance of each segment based upon income or loss from operations before income taxes. Certain segment asset information including expenditures for long-lived assets has not been presented as it is not reported to or reviewed by the chief operating decision maker. In addition, enterprise-wide service line contract revenue is not included as it is impracticable to report this information for each group of similar services.

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2009, 2008 and 2007

12. SEGMENT INFORMATION (Continued)

        Financial information with respect to the reportable segments and reconciliation to the amounts reported in the Company's consolidated financial statements follows:

	Engineering Services	Public Finance Services	Homeland Security Services	Unallocated Corporate(1)(2)		Intersegment	Consolidated Total
Fiscal Year 2009:
Contract revenue	$46,287,000	$11,792,000	$3,526,000	$—		$—	$61,605,000
Depreciation and amortization	1,491,000	219,000	104,000	—		—	1,814,000
Interest expense	25,000	6,000	7,000	—		—	38,000
Segment (loss) profit before income tax expense	(5,661,000)	(1,747,000)	(13,000)	(85,000)		—	(7,506,000)
Income tax (benefit) expense	(1,469,000)	(442,000)	3,000	(23,000)		—	(1,931,000)
Net loss	(4,192,000)	(1,305,000)	(16,000)	(62,000	)(1)	—	(5,575,000)
Segment assets	137,673,000	23,151,000	6,250,000	140,987,000	(2)	(267,729,000)	40,332,000
Fiscal Year 2008:
Contract revenue	57,324,000	13,660,000	2,206,000	—		—	73,190,000
Depreciation and amortization	1,639,000	252,000	87,000	—		—	1,978,000
Interest expense (income)	18,000	(8,000)	23,000	—		—	33,000
Segment (loss) profit before income tax expense	(3,580,000)	2,101,000	(955,000)	(101,000)		—	(2,535,000)
Income tax (benefit) expense	(1,377,000)	863,000	(376,000)	(40,000)		—	(930,000)
Net (loss) income	(2,203,000)	1,238,000	(579,000)	(61,000	)(1)	—	(1,605,000)
Segment assets	82,062,000	14,396,000	2,657,000	74,470,000	(2)	(126,015,000)	47,570,000
Fiscal Year 2007:
Contract revenue	64,372,000	12,684,000	1,742,000	—		—	78,798,000
Depreciation and amortization	1,352,000	336,000	59,000	—		—	1,747,000
Interest (income) expense	(494,000)	(26,000)	21,000	—		—	(499,000)
Segment profit (loss) before income tax expense	2,076,000	1,765,000	(68,000)	(86,000)		—	3,687,000
Income tax expense (benefit)	875,000	727,000	(25,000)	(34,000)		—	1,543,000
Net income (loss)	1,200,000	1,038,000	(42,000)	(52,000	)(1)	—	2,144,000
Segment assets	26,852,000	10,658,000	1,048,000	29,040,000	(2)	(19,372,000)	48,226,000

(1)
The following sets forth the amounts included in the net income (loss) that was Unallocated Corporate for fiscal years 2009, 2008 and 2007:

	2009	2008	2007
Unallocated net (loss) income:
Income tax benefit	$23,000	$40,000	$34,000
Other	(85,000)	(101,000)	(86,000)

	$(62,000)	$(61,000)	$(52,000)

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2009, 2008 and 2007

12. SEGMENT INFORMATION (Continued)

(2)
The following sets forth the assets that are included in Unallocated Corporate as of January 1, 2010, January 2, 2009 and December 28, 2007:

	2009	2008	2007
Assets:
Cash and cash equivalents	$8,207,000	$7,049,000	$15,299,000
Liquid investments	—	—	1,300,000
Prepaid expenses	1,258,000	1,498,000	1,524,000
Intercompany receivables	111,466,000	46,910,000	4,352,000
Income tax receivable	51,000	956,000	—
Other receivables	67,000	44,000	69,000
Equipment and leasehold improvements, net	458,000	669,000	952,000
Investments in subsidiaries	18,293,000	16,919,000	5,354,000
Other assets	1,187,000	425,000	190,000

	$140,987,000	$74,470,000	$29,040,000

13. CONTINGENCIES

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

  Topaz v. City of Laguna Beach, Superior Court of California, Orange County

        This suit concerns a project by the City of Laguna Beach to reconstruct a retaining wall supporting a city road. The Company served as the construction observer for this project. The construction work was performed from February 2005 to March 2005. Subsequent to completion of the project by the City, the plaintiffs, with the assistance of a neighbor, planted a row of trees along the top of the slope and added surface irrigation along the line of trees. In June 2005, a portion of the slope below the retaining wall near the newly planted trees experienced a superficial failure, damaging the plaintiffs'

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2009, 2008 and 2007

13. CONTINGENCIES (Continued)

residence. The retaining wall did not fail. The plaintiffs were not injured in the incident. The plaintiffs allege that the City of Laguna Beach violated its own ordinances by not obtaining appropriate geotechnical data during the design stage and by allowing the work to be constructed during the rainy season. The lawsuit also names the project designer, the general contractor and us, the construction observer, as defendants. The Company was named as a defendant in the first amended complaint filed on October 17, 2007. The Company has filed a cross-complaint against the plaintiffs' neighbor alleging that the row of trees caused the slope failure. The plaintiffs have asserted damages to real and personal property in the amount of $0.8 million and general damages between $1.6 million and $4.7 million. The Company denies the allegations asserted against it in the lawsuit and will vigorously defend against the claims.

14. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

        The tables below reflect selected quarterly information for the fiscal years ended January 1, 2010, January 2, 2009 and December 28, 2007.

	Fiscal Three Months Ended
	April 3, 2009	July 3, 2009	October 2, 2009	January 1, 2010
	(in thousands except per share amounts)
Contract revenue	$17,185	$15,484	$14,561	$14,375
Loss from operations	(705)	(1,433)	(1,385)	(3,970	)(1)
Income tax benefit	(250)	(536)	(510)	(635)
Net loss	(454)	(898)	(878)	(3,345)
Loss per share:
basic and diluted	$(0.06)	$(0.12)	$(0.12)	$(0.46)
Weighted-average shares outstanding:
Basic and diluted	7,169	7,188	7,204	7,208

	Fiscal Three Months Ended
	March 28, 2008	June 27, 2008	September 26, 2008	January 2, 2009
	(in thousands except per share amounts)
Contract revenue	$17,776	$17,807	$18,651	$18,956
Income (loss) from operations	43	(130)	(704)	(2,009	)(2)
Income tax expense (benefit)	95	16	(250)	(791)
Net income (loss)	116	(55)	(437)	(1,229)
Earnings (loss) per share:
basic and diluted	$0.02	$(0.01)	$(0.06)	$(0.17)
Weighted-average shares outstanding:
Basic	7,155	7,156	7,160	7,164
Diluted	7,155	7,156	7,160	7,164

(1)
Loss from operations for the fiscal three months ended January 1, 2010 includes impairment of goodwill of $2.8 million and a reduction in litigation accrual expense of $1.1 million related to a claim settlement on a claim for indemnity in connection with a claim that arose in fiscal year 2002.

(2)
Loss from operations for the fiscal three months ended January 2, 2009 includes impairment of goodwill of $0.1 million.