Form 10-Q
period 2010-04-02
Willdan Group, Inc.
filed 2010-05-13
CIK 1370450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2010

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

As of May 7, 2010, there were 7,228,683 shares of common stock, $0.01 par value per share, of Willdan Group, Inc. issued and outstanding.

WILLDAN GROUP, INC.

FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	April 2, 2010	January 1, 2010

Assets
Current assets:
Cash and cash equivalents	$7,292,000	$8,445,000
Accounts receivable, net of allowance for doubtful accounts of $1,106,000 and $1,862,000 at April 2, 2010 and January 1, 2010, respectively	8,616,000	10,097,000
Costs and estimated earnings in excess of billings on uncompleted contracts	10,442,000	6,649,000
Income tax receivable	51,000	51,000
Other receivables	49,000	73,000
Prepaid expenses and other current assets	1,907,000	1,500,000
Total current assets	28,357,000	26,815,000

Equipment and leasehold improvements, net	1,515,000	1,596,000
Goodwill	10,371,000	10,371,000
Other intangible assets, net	136,000	149,000
Other assets	335,000	318,000
Deferred income taxes, net of current portion	1,083,000	1,083,000
Total assets	$41,797,000	$40,332,000

Liabilities and Stockholders’ Equity
Current liabilities:
Excess of outstanding checks over bank balance	$816,000	$488,000
Accounts payable	940,000	1,457,000
Accrued liabilities	5,896,000	4,509,000
Billings in excess of costs and estimated earnings on uncompleted contracts	885,000	1,030,000
Borrowings under line of credit	1,000,000	1,000,000
Current portion of notes payable	8,000	23,000
Current portion of capital lease obligations	121,000	125,000
Current portion of deferred income taxes	1,479,000	1,479,000
Total current liabilities	11,145,000	10,111,000

Capital lease obligations, less current portion	87,000	82,000
Deferred lease obligations	929,000	1,022,000
Total liabilities	12,161,000	11,215,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized: 7,229,000 and 7,208,000 shares issued and outstanding at April 2, 2010 and January 1, 2010, respectively	72,000	72,000
Additional paid-in capital	33,567,000	33,440,000
Accumulated deficit	(4,003,000)	(4,395,000)
Total stockholders’ equity	29,636,000	29,117,000
Total liabilities and stockholders’ equity	$41,797,000	$40,332,000

See accompanying notes to condensed consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	April 2, 2010	April 3, 2009

Contract revenue	$16,951,000	$17,185,000

Direct costs of contract revenue (exclusive of depreciation and amortization shown separately below):
Salaries and wages	5,014,000	4,790,000
Sub-consultant services	1,937,000	2,426,000
Other direct costs	1,342,000	1,087,000
Total direct costs of contract revenue	8,293,000	8,303,000
Gross profit	8,658,000	8,882,000

General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	4,442,000	5,482,000
Facilities and facilities related	1,094,000	1,138,000
Stock-based compensation	80,000	69,000
Depreciation and amortization	271,000	525,000
Other	2,386,000	2,373,000
Total general and administrative expenses	8,273,000	9,587,000
Income (loss) from operations	385,000	(705,000)

Other income (expense), net:
Interest income	5,000	12,000
Interest expense	(8,000)	(11,000)
Other, net	10,000	—
Total other income, net	7,000	1,000
Income (loss) before income tax expense	392,000	(704,000)

Income tax benefit	—	(250,000)
Net income (loss)	$392,000	$(454,000)

Earnings (loss) per share:
Basic and diluted	$0.05	$(0.06)

Weighted-average shares outstanding:
Basic	7,223,000	7,169,000
Diluted	7,230,000	7,169,000

See accompanying notes to condensed consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	April 2, 2010	April 3, 2009
Cash flows from operating activities:
Net income (loss)	$392,000	$(454,000)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	271,000	525,000
Lease abandonment expense, net	(11,000)	(8,000)
Gain on sale of equipment	(6,000)	—
Provision for doubtful accounts	39,000	158,000
Stock-based compensation	80,000	69,000
Changes in operating assets and liabilities:
Accounts receivable	1,442,000	1,964,000
Costs and estimated earnings in excess of billing on uncompleted contracts	(3,793,000)	(213,000)
Income tax receivable	—	(230,000)
Other receivables	24,000	(5,000)
Prepaid expenses and other current assets	(407,000)	(316,000)
Other assets	(17,000)	17,000
Accounts payable	(517,000)	(225,000)
Accrued liabilities	1,387,000	185,000
Billings in excess of costs and estimated earnings on uncompleted contracts	(145,000)	232,000
Deferred lease obligations	(83,000)	(76,000)
Net cash (used in) provided by operating activities	(1,344,000)	1,623,000

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(140,000)	(55,000)
Proceeds from sale of equipment	8,000	—
Payments for business acquisitions, net of cash acquired	—	(6,000)
Net cash used in investing activities	(132,000)	(61,000)

Cash flows from financing activities:
Changes in excess of outstanding checks over bank balance	328,000	638,000
Payments on notes payable	(15,000)	(12,000)
Borrowings under line of credit	1,943,000	—
Repayments of line of credit	(1,943,000)	—
Principal payments on capital lease obligations	(37,000)	(50,000)
Proceeds from sales of common stock under employee stock purchase plan	47,000	46,000
Net cash provided by financing activities	323,000	622,000
Net (decrease) increase in cash and cash equivalents	(1,153,000)	2,184,000
Cash and cash equivalents at beginning of the period	8,445,000	8,144,000
Cash and cash equivalents at end of the period	$7,292,000	$10,328,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$10,000	$11,000
Income taxes	2,000	2,000
Supplemental disclosures of noncash investing and financing activities:
Equipment acquired under capital lease obligations	$38,000	$—

See accompanying notes to condensed consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 2, 2010

(Unaudited)

1.             BASIS OF PRESENTATION, ORGANIZATION AND OPERATIONS OF THE COMPANY

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments, which consist of only normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the consolidated results for the interim periods presented.  Results for the interim period are not necessarily indicative of results for the full year.  Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  The consolidated financial statements should be read in conjunction with Willdan Group, Inc.’s 2009 Annual Report on Form 10-K filed on March 30, 2010.

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

The value of retainage is included in accounts receivable in the accompanying consolidated financial statements. Retainage represents the billed amount that is retained by the customer, in accordance with the terms of the contract, generally until performance is substantially complete.  At April 2, 2010 and January 1, 2010, the Company had retained accounts receivable of approximately $315,000 and $65,000, respectively.

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

The acquisition cost may increase by up to $4.9 million if Willdan Energy Solutions achieves certain financial targets over the annual periods ending on the last day of the Company’s second fiscal quarters in 2010 and 2011.   The Company recorded $10.4 million of goodwill associated with the acquisition.

3.             GOODWILL AND OTHER INTANGIBLE ASSETS

As of April 2, 2010 and January 1, 2010, the Company had $10,371,000 of goodwill, all of which related to the Energy Solutions reporting unit.

The gross amounts and accumulated amortization of the Company’s acquired identifiable intangible assets with finite useful lives as of April 2, 2010 and January 1, 2010, included in intangible assets, net in the accompanying consolidated balance sheets, were as follows:

	April 2, 2010		January 1, 2010
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization	Amortization Period (yrs)
Backlog	$920,000	$920,000	$920,000	$920,000	1
Training materials/courses	282,000	146,000	282,000	134,000	5
Non-compete agreements	30,000	30,000	30,000	29,000	3
	$1,232,000	$1,096,000	$1,232,000	$1,083,000

For the three months ended April 2, 2010 and April 3, 2009, the Company’s amortization expense for acquired identifiable intangible assets with finite useful lives was $13,000 and $183,000, respectively. Estimated amortization expense for acquired identifiable intangible assets for the remainder of fiscal 2010 and the succeeding years is as follows:

Fiscal year:	Estimated Amortization Expense
2010	$41,000
2011	46,000
2012	37,000
2013	12,000

$136,000

4.             EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consist of the following:

	April 2, 2010	January 1, 2010
Furniture and fixtures	$4,473,000	$4,452,000
Computer hardware and software	5,010,000	4,903,000
Leasehold improvements	748,000	748,000
Equipment under capital leases	755,000	719,000
Automobiles, trucks, and field equipment	378,000	424,000
	11,364,000	11,246,000
Accumulated depreciation and amortization	(9,849,000)	(9,650,000)
Equipment and leasehold improvements, net	$1,515,000	$1,596,000

5.             ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	April 2, 2010	January 1, 2010
Accrued bonuses	$15,000	$169,000
Paid leave bank	1,248,000	1,155,000
Compensation and payroll taxes	1,199,000	581,000
Accrued legal	110,000	136,000
Accrued workers’ compensation insurance	3,000	27,000
Accrued rent	550,000	563,000
Employee withholdings	202,000	171,000
Client deposits	338,000	469,000
Other	2,231,000	1,238,000
Total accrued liabilities	$5,896,000	$4,509,000

6.             LINE OF CREDIT

Under the terms of the Company’s credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”), the Company can borrow up to $5.0 million from time to time (as may be limited by the covenants in the credit agreement as discussed below) up to and until January 1, 2011. Loans made under the revolving line of credit will accrue interest at either (i) the floating rate equal to the prime rate in effect from time to time or (ii) the fixed rate of 1.75% above LIBOR, at the Company’s election. For prime rate loans, the interest rate will be adjusted when each prime rate change by the bank is announced and becomes effective. There was $1.0 million in outstanding borrowings under this agreement as of April 2, 2010.

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

The credit agreement contains customary representations and affirmative covenants, including a covenant to maintain a tangible net worth of at least $18.0 million at all times. Tangible net worth is defined in the credit agreement as stockholders’ equity less intangible assets and loans or advances to, or investments in, any related entities or individuals. The impact of any non-cash property lease termination expense of up to $1.0 million in the aggregate recorded during the period from October 1, 2009 through December 31, 2010 will be excluded from the calculation of tangible net worth under the credit agreement. As of April 2, 2010, the Company’s tangible net worth as defined under the Company’s credit agreement was met.

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

7.             COMMITMENTS

Leases

The Company is obligated under capital leases for certain furniture and office equipment that expire at various dates through the year 2013.

The Company also leases certain office facilities under noncancellable operating leases that expire at various dates through the year 2014 and is committed under noncancellable operating leases for the lease of computer equipment and automobiles through the year 2011.

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

The Company has a discretionary bonus plan for regional managers, division managers and others as determined by the Company’s president. Bonuses are awarded if certain financial goals are achieved. The financial goals are not stated in the plan; rather they are judgmentally determined each year. In addition, the board of directors may declare discretionary bonuses to key employees and all employees are eligible for what the Company refers to as the “hot hand” bonus program, which pays awards for outstanding performance.

Post employment health benefits

In May 2006, the Company’s board of directors approved providing lifetime health insurance coverage for Win Westfall, the Company’s former chief executive officer and current chairman of the board of directors, and his spouse and for Linda Heil, the widow of the Company’s former chief executive officer, Dan Heil. Mrs. Heil is also a member of the Company’s board of directors.  These benefits relate to past services provided to the Company. Accordingly, there is no unamortized compensation cost for the benefits.

Additional Purchase Price Payable related to the Willdan Energy Solutions Acquisition

As discussed in Note 2, if certain financial targets are achieved by Willdan Energy Solutions over the annual periods ending on the last day of the Company’s second fiscal quarter in each of 2010 and 2011, additional purchase price payments will be paid. The remaining payments, which are payable in two installments based on financial targets for each twelve month period, may not exceed $4.9 million, which is the $6.2 million maximum per the purchase agreement, less the earnout amount paid through October 2, 2009.

8.             INCOME TAXES

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the financial reporting basis and tax basis of the Company’s assets and liabilities.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  During the quarter ended April 2, 2010, the Company applied net operating loss carryforwards to the extent of tax expense related to the quarter.

9.             SEGMENT INFORMATION

The Company has three segments: Engineering Services, Public Finance Services and Homeland Security Services. The Engineering Services segment includes Willdan Engineering, Willdan Geotechnical, Public Agency Resources, Willdan Resource Solutions and Willdan Energy Solutions. The Engineering Services segment performs services for a broad range of public agency clients and, to a lesser extent, private industry, and offers a full complement of civil and geotechnical engineering, building and safety services, energy efficiency, sustainability, water conservation, construction management, and municipal planning services to clients primarily located in California and New York, and to a lesser extent, other western states.

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

The accounting policies applied to determine the segment information are the same as those described in the summary of significant accounting policies, included in the Company’s 2009 Annual Report on Form 10-K filed on March 30, 2010.  There were no intersegment sales during the fiscal three months ended April 2, 2010 and April 3, 2009. Management evaluates the performance of each segment based upon income or loss from operations before income taxes. Certain segment asset information including expenditures for long-lived assets has not been presented as it is not reported to or reviewed by the chief operating decision maker. In addition, enterprise-wide service line contract revenue is not included as it is impracticable to report this information for each group of similar services.

Financial information with respect to the reportable segments for the fiscal three months ended April 2, 2010 and the fiscal three months ended April 3, 2009 is as follows:

	Engineering Services	Public Finance Services	Homeland Security Services	Unallocated Corporate	Intersegment	Consolidated Total
Fiscal Three Months Ended April 2, 2010
Contract revenue	$13,136,000	$2,626,000	$1,189,000	$—	$—	$16,951,000
Segment profit (loss) before income taxes	252,000	132,000	35,000	(27,000)	—	392,000
Net income (loss)	252,000	132,000	35,000	(27,000)	—	392,000
Segment assets	142,859,000	23,147,000	6,342,000	142,915,000	(273,466,000)	41,797,000

Fiscal Three Months Ended April 3, 2009
Contract revenue	$13,311,000	$3,016,000	$858,000	$—	$—	$17,185,000
Segment (loss) profit before income taxes	(837,000)	138,000	16,000	(21,000)	—	(704,000)
Net (loss) income	(521,000)	72,000	8,000	(13,000)	—	(454,000)
Segment assets	97,305,000	17,443,000	3,485,000	94,762,000	(165,080,000)	47,915,000

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

The construction was originally scheduled for completion in December 2008; however completion was delayed until fall 2009. The lawsuit alleges that the delays in construction were caused by errors and omissions in the Company’s preparation of reports and design and engineering of the project, resulting in additional design and construction costs, in an amount to be determined but alleged to be in excess of $5.0 million. The Company denies the allegations asserted in the lawsuit and will vigorously defend against the claims. At April 2, 2010, the Company did not have a liability recorded on its balance sheet related to this complaint.

Topaz v. City of Laguna Beach, Superior Court of California, Orange County

This suit concerns a project by the City of Laguna Beach to reconstruct a retaining wall supporting a city road. The Company served as the construction observer for this project and designed the retaining wall. Subsequent to completion of the project, a slope below the retaining wall failed damaging the plaintiffs’ residence. The retaining wall did not fail. The construction work was performed from February to March 2005 and the slope failure occurred in June 2005. The plaintiffs were not injured in the incident. The plaintiffs allege that the City of Laguna Beach violated its own ordinances by not obtaining appropriate geotechnical data during the design stage and by allowing the work to be constructed during the rainy season. Subsequent to the completion of this project, the property owners planted numerous trees and added irrigation to the portion of the slope that failed.  The lawsuit names the City of Laguna Beach, the project owner, Merit Engineering, the project designer, Peterson-Chase Engineering, the general contractor and the Company, the construction observer, as defendants. The Company was named as a defendant in the first amended complaint filed on October 17, 2007. The Company has filed a cross-complaint against the property owners who installed the trees and added irrigation. The plaintiffs issued a statement of damages on April 25, 2008 alleging damages to real and personal property in the amount of $0.8 million and general damages between $1.6 million and $4.7 million. The Company denies the allegations asserted in the lawsuit and believes this claim has no merit. At April 2, 2010, the Company did not have a liability recorded on its balance sheet related to this complaint.

French v. Willdan Engineering, Superior Court of California, Riverside County

In January 1991, the Company was originally retained by the City of Calimesa, California to review and process development plans. The Company has provided plan review continuously since that date under various contracts with the City. As the City receives applications from developers for project approvals, the City forwards the project plans to the Company for processing. The Company processes the plans and the City pays the Company. In August 2008, a suit was filed by a City employee alleging that the City processed development applications without first collecting fees from developers to cover the costs of processing. The suit further alleges that even though the Company performed the work requested by the City, the City should not have paid the Company for its work in advance of collecting the developers’ fees. The plaintiff seeks to recover for the City amounts paid to the Company for processing project plans for which the developer fees have not been paid. The City of Calimesa has not requested any refunds from the Company or joined in the litigation and the City continues to retain the Company’s services. On April 30, 2010, the court granted the plaintiff 20 days to amend his complaint.  The Company does not believe that this suit has any merit and will vigorously defend this claim. At April 2, 2010, the Company did not have a liability recorded on its balance sheet related to this complaint.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements included elsewhere in this Quarterly Report and the audited financial statements for the year ended January 1, 2010, included in our Annual Report on Form 10-K (File No. 001-33076).  This Quarterly Report contains, in addition to historical information, forward-looking statements, which involve risk and uncertainties.  The words “believe”, “expect”, “estimate”, “may”, “will”, “could”, “plan”, or “continue” and similar expressions are intended to identify forward-looking statements.  Our actual results could differ significantly from the results discussed in such forward-looking statements.  Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those discussed under the headings “Item 1A.  Risk Factors” in our 2009 Annual Report on Form 10-K, and in other filings made from time to time with the United States Securities and Exchange Commission (“SEC”) after the date of this Quarterly Report on Form 10-Q.  Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q.  We undertake no obligation to (and we expressly disclaim any obligation to) revise or update any forward-looking statement, whether as a result of new information, subsequent events, or otherwise (except as may be required by law), in order to reflect any event or circumstance which may arise after the date of this Quarterly Report on Form 10-Q.

Overview

We are a provider of outsourced services to small and mid-sized public agencies and large public utilities in California, New York, Arizona, and to a lesser extent, other states throughout the United States. Outsourcing enables these agencies to provide a wide range of specialized services, without having to incur and maintain the overhead necessary to develop staffing in-house. We provide a broad range of services to public agencies and to a lesser extent, private industry, including:

•                  Civil Engineering;

•                  Building and Safety Services;

•                  Geotechnical Engineering;

•                  Energy Efficiency Consulting;

•                  Financial and Economic Consulting; and

•                  Disaster Preparedness and Homeland Security.

We operate our business through a network of offices located primarily in California and New York. We also have operations in Arizona and, to lesser extent, other states throughout the United States. As of April 2, 2010, we had a staff of 462 that includes licensed engineers and other professionals. Our traditional clients have been public agencies in communities with populations ranging from 10,000 to 300,000 people. We believe communities of this size are underserved by large outsourcing companies that tend to focus on securing large federal and state projects, as well as projects for the private sector. We also provide services to large public utilities which service major metropolitan communities. We seek to establish close working relationships with our public agency clients and, over time, to expand the breadth and depth of the services we provide to them.

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

We were founded over 40 years ago, and today consist of a family of wholly-owned companies that operate within the following segments for financial reporting purposes:

Engineering Services.    Our Engineering Services segment includes the operations of our subsidiaries, Willdan Engineering, Willdan Geotechnical, Willdan Energy Solutions, Willdan Resource Solutions and Public Agency Resources (PARs). These businesses collectively provide engineering-related services, geotechnical engineering services, environmental engineering and environmental related services and energy efficiency, water conservation, sustainability and renewable energy services to public agencies and, to a lesser extent, private industry. Additionally, PARs primarily provides staffing to Willdan Engineering. Willdan Engineering is our largest subsidiary and currently represents our core business.  Contract revenue for the Engineering Services segment represented approximately 77.1% and 77.5% of our consolidated contract revenue for the three months ended April 2, 2010 and April 3, 2009, respectively.

Public Finance Services.    Our Public Finance Services segment consists of the business of our subsidiary, Willdan Financial Services, which offers financial and economic consulting services to public agencies. Contract revenue for the Public Finance Services segment represented approximately 15.9% and 17.5% of our consolidated contract revenue for the three months ended April 2, 2010 and April 3, 2009, respectively.

Homeland Security Services.    Our Homeland Security Services segment consists of the business of our subsidiary, Willdan Homeland Solutions, which offers homeland security, management consulting and public safety consulting services.  Contract revenue for our Homeland Security Services segment represented approximately 7.0% and 5.0% of our consolidated contract revenue for the three months ended April 2, 2010 and April 3, 2009, respectively.

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

General and Administrative Expenses

General and administrative expenses include the costs of the marketing and support staff, other marketing expenses, management and administrative personnel costs, payroll taxes, bonuses and employee benefits for all of our employees and the portion of salaries and wages not allocated to direct costs of contract revenue for those employees who provide our services. General and administrative expenses also include facility costs, depreciation and amortization, professional services, legal and accounting fees and administrative operating costs. Within general and administrative expenses, “Other” includes expenses such as professional services, legal and accounting, computer costs, travel and entertainment and marketing costs. We expense general and administrative costs when incurred.

Critical Accounting Policies

This discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the U.S., or GAAP. To prepare these financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses in the reporting period. Our actual results may differ from these estimates. We have provided a summary of our significant accounting policies in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 1, 2010. We describe below those accounting policies that require material subjective or complex judgments and that have the most significant impact on our financial condition and results of operations. Our management evaluates these estimates on an ongoing basis, based upon information currently available and on various assumptions management believes are reasonable as of the date of this report. The uncertainty inherent in such estimates and assumptions has been increased as a result of the general economic conditions discussed above in “—Recent Developments.”

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

We test our goodwill for impairment at the level of our reporting units, which are components of our operating segments. The only reporting unit that still has a material amount of goodwill is Willdan Energy Solutions, which is part of our engineering services segment. The process of testing goodwill for impairment involves the determination of the fair value of the applicable reporting units. To estimate the fair value of our reporting units, we use an income approach based on a multiple of historical cash flows, management’s estimates of future cash flows and other market data. We also use a market approach based upon multiples of EBITDA earned by similar public companies. For our fiscal year 2009 annual impairment testing, we weighted the income approach and the market approach at 80% and 20%. The income approach was given a higher weight because it has a more direct correlation to the specific economics of the reporting units than the market approach, which is based on multiples of public companies that, although comparable, may not provide the same mix of services as our reporting units.

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

Inherent in such fair value determinations are significant judgments and estimates, including but not limited to assumptions about our future revenue, profitability and cash flows, our operational plans and our interpretation of current economic indicators and market valuations, including discount rates. To the extent these assumptions are incorrect or economic conditions that would impact the future operations of our reporting units change, our goodwill may be deemed to be impaired, and an impairment charge could result in a material adverse effect on our financial position or results of operation.  At our measurement date, the estimated fair value of our energy solutions reporting unit, which is the only remaining unit with goodwill, exceeded the carrying value by approximately 25%.  Therefore, a 10% decrease in the fair value of our energy solutions reporting unit from that determined during our 2009 annual impairment testing would not have resulted in an impairment charge.

Accounting for Claims Against the Company

We record liabilities to claimants for probable and estimable claims, if any, on our consolidated balance sheet, which we include in accrued liabilities, and record a corresponding receivable from our insurance company for the portion of the claim that is probable of being covered by insurance, which is included in other receivables. The estimated claim net of the amount estimated to be recoverable from the insurance company is included in our general and administrative expenses. Determining probability and estimating claim amounts is highly judgmental. Initial accruals and any subsequent changes in our estimates could have a material effect on our consolidated financial statements.

Results of Operations

The following table sets forth, for the periods indicated, certain information derived from our consolidated statements of operations expressed as a percentage of contract revenue:

	Three Months Ended
	April 2, 2010	April 3, 2009

Statement of Operations Data:
Contract revenue	100.0%	100.0%
Direct costs of contract revenue (exclusive of depreciation and amortization shown separately below):
Salaries and wages	29.6	27.9
Sub-consultant services	11.4	14.1
Other direct costs	7.9	6.3
Total direct costs of contract revenue	48.9	48.3

General and administrative expenses:
Salaries and wages, payroll taxes, employee benefits	26.2	31.9
Facilities and facility related	6.5	6.6
Stock-based compensation	0.5	0.4
Depreciation and amortization	1.6	3.1
Other	14.1	13.9
Total general and administrative expenses	48.9	55.8
Income (loss) from operations	2.3	(4.1)

Other income (expense), net:
Interest income	—	0.1
Interest expense	—	(0.1)
Other, net	0.1	—
Total other income, net	0.1	—
Income (loss) before income tax benefit	2.3	(4.1)
Income tax benefit	—	(1.5)
Net income (loss)	2.3%	(2.6)%

Three Months Ended April 2, 2010 Compared to Three Months Ended April 3, 2009

Contract revenue.    Our contract revenue was $17.0 million for the three months ended April 2, 2010, with $13.1 million attributable to the Engineering Services segment and $2.7 million attributable to the Public Finance Services segment.  Our Homeland Security Services segment generated $1.2 million during this period.  Consolidated contract revenue decreased $0.2 million, or 1.2%, to $17.0 million for the three months ended April 2, 2010, from $17.2 million for the three months ended April 3, 2009. This was due to decreases of $0.2 million, or 1.5%, in contract revenue for the Engineering Services segment and $0.4 million, or 13%, in contract revenue for the Public Finance Services segment, partially offset by an increase in contract revenue for our Homeland Security Services segment of $0.3 million, or 33.3%.

Contract revenue for the Engineering Services segment has been significantly impacted by the decline in the California residential housing market and state and local government budget cuts. A source of revenue in our Engineering Services segment is fees assessed for building permits. Since the second half of fiscal 2007, we have experienced reductions in revenue from these fees because of the continuing slowdown in residential construction in the western United States. We have also experienced a continuing decline in our other building and safety projects which is both directly and indirectly affected by the housing market.  Revenue in the Public Finance Services segment decreased primarily due to lower levels of activity in the financial consulting business as a result of the general downturn in macro-economic conditions. Revenue in the Homeland Security Services segment has increased due to an increase in our emergency response training courses, particularly in Southern California. Additionally, our Homeland Security Services segment has expanded its service offerings beyond its traditional training services to include training exercises and management consulting services.

Direct costs of contract revenue.    Direct costs of contract revenue were $8.3 million for the three months ended April 2, 2010, with $7.0 million attributable to the Engineering Services segment and $0.7 million attributable to the Public Finance Services segment.  The additional $0.6 million is attributable to direct costs of contract revenue for our Homeland Security Services segment.  Overall, direct costs remained flat at $8.3 million for the three months ended April 2, 2010 and the three months ended April 3, 2009.

Within direct costs of contract revenue, salaries and wages increased to 29.6% of contract revenue for the three months ended April 2, 2010 from 27.9% for the three months ended April 3, 2009. Comparing those same periods, subconsultant services decreased to 11.4% of contract revenue from 14.1% of contract revenue.

General and administrative expenses.    General and administrative expenses decreased by $1.3 million, or 13.5%, to $8.3 million for the three months ended April 2, 2010 from $9.6 million for the three months ended April 3, 2009.  This was due primarily to a decrease of $1.2 million in general and administrative expenses of the Engineering Services segment. General and administrative expenses decreased by $0.4 million for our Public Finance Services segment and increased by $0.2 million for our Homeland Security Services segment, and our unallocated corporate expenses increased by $0.1 million.  General and administrative expenses as a percentage of contract revenue decreased to 48.9% for the three months ended April 2, 2010 from 55.8% for the three months ended April 3, 2009.

Of the $1.3 million decrease in general and administrative expenses, approximately $1.1 million related to decreases in salaries and wages, payroll taxes and employee benefits. The reduction in employee related costs primarily resulted from reductions in headcount and cost control measures. As discussed above under “—Components of Income and Expense—Direct Costs of Contract Revenue,” we do not allocate that portion of salaries and wages not related to time spent directly generating revenue to direct costs of contract revenue.  The reduction in general and administrative expenses other than employee related costs primarily related to a reduction in amortization expense of acquired intangible assets, cost control measures and reductions in marketing and auto expenses.

Income (loss) from operations.    As a result of the above factors, our operating income was $0.4 million for the three months ended April 2, 2010 as compared to an operating loss of $0.7 million for the three months ended April 3, 2009.  Income (loss) from operations as a percentage of contract revenue was 2.3% for the three months ended April 2, 2010, as compared to (4.1)% for the three months ended April 3, 2009.

Income tax benefit.      Due to our net operating loss carryforward position, we recorded no income tax expense or benefit for the three months ended April 2, 2010, compared to an income tax benefit of $0.3 million for the three months ended April 3, 2009.

Net income (loss).   As a result of the above factors, net income was $0.4 million for the three months ended April 2, 2010 compared to net loss of $0.5 million for the three months ended April 3, 2009.

Liquidity and Capital Resources

As of April 2, 2010, we had $7.3 million of cash and cash equivalents. Our primary sources of liquidity are cash generated from operations and funds available under our revolving line of credit, which matures on January 1, 2011.  We cannot provide any assurance that Wells Fargo Bank, National Association (“Wells Fargo”), will renew this line of credit.  While we believe that our cash and cash equivalents on hand, cash generated by operating activities and funds available under our line of credit will be sufficient to finance our operating activities for at least the next 12 months, if we do experience a cash flow shortage or violate the current terms of our credit agreement, we may have difficulty obtaining additional funds on favorable terms, if at all, in the current credit market.

Cash flows from operating activities

Cash flows used in operating activities were $1.3 million for the three months ended April 2, 2010 compared to cash flows provided by operating activities of $1.6 million for the three months ended April 3, 2009.  The cash flows used in operating activities in the three months ended April 2, 2010 were comparatively lower than the cash flows provided by operating activities in the three months ended April 3, 2009 due primarily to the net changes in the balances of costs and estimated earnings in excess of billings on uncompleted contracts, billings in excess of costs and estimated earnings on uncompleted contracts.  These decreases in cash provided by operating activities were partially offset by increases resulting primarily from the change in accrued liabilities along with the net income incurred for the 2010 period versus net loss for the 2009 period.

Cash flows from investing activities

Cash flows used in investing activities were $0.1 million for the three months ended April 2, 2010 and the three months ended April 3, 2009.

Cash flows from financing activities

Cash flows provided by financing activities were $0.3 million for the three months ended April 2, 2010 compared to $0.6 million provided by financing activities for the three months ended April 3, 2009.  Cash flows provided by financing activities decreased by $0.3 million primarily due to a $0.3 million decrease in excess of outstanding checks over bank balances.

Outstanding indebtedness

We currently have a revolving line of credit with Wells Fargo, which was amended on November 9, 2009. We have also financed, from time to time, insurance premiums by entering into unsecured notes payable with insurance companies. During our annual insurance renewals in the fourth quarter of our fiscal year ended January 1, 2010, we elected not to finance our insurance premiums for fiscal 2010.

Under the terms of our credit agreement with Wells Fargo, we can borrow up to $5.0 million from time to time (as may be limited by the covenants in the credit agreement as discussed below) up to and until January 1, 2011. Loans made under the revolving line of credit will accrue interest at either (i) the floating rate equal to the prime rate in effect from time to time or (ii) the fixed rate of 1.75% above LIBOR, at our election. For prime rate loans, the interest rate will be adjusted when each prime rate change by the bank is announced and becomes effective. There were outstanding borrowings of $1.0 million under this agreement as of April 2, 2010.

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

The credit agreement contains customary representations and affirmative covenants, including a covenant to maintain a tangible net worth of at least $18.0 million at all times. Tangible net worth is defined in the credit agreement as stockholders’ equity less intangible assets and loans or advances to, or investments in, any related entities or individuals. As of April 2, 2010, our tangible net worth as defined under our credit agreement was $19.7 million(1).

(1)  Tangible net worth is a supplemental measure used in our credit agreement. If we do not maintain tangible net worth of at least $18.0 million, Wells Fargo could choose to accelerate any loans then outstanding under the facility or refuse to make additional loans to us under the facility. Management therefore believes that presentation of tangible net worth as defined in the credit agreement is useful to investors because it helps them understand how our tangible net worth compares to the financial covenant contained in our credit agreement and whether we are close to violating such covenant. Management also reviews tangible net worth to ensure it will continue to have access to its financing sources. Tangible net worth is defined in the credit agreement as the “aggregate of total stockholders’ equity less any intangible assets and less any loans or advances to, or investments in, any related entities or individuals. For the purposes of calculating Tangible Net Worth, the impact of non-cash property lease termination expense of up to $1,000,000.00 in the aggregate recorded during the period from October 1, 2009 through December 31, 2010 will be excluded from the covenant calculation.” This definition of tangible net worth may differ from those of many companies reporting similarly named measures. This measure should be considered in addition to, and not as a substitute for or superior to, other measures of financial performance prepared in accordance with U.S. generally accepted accounting principles, or GAAP, such as stockholders’ equity. Tangible net worth is not a recognized term under GAAP and does not purport to be an alternative to stockholders’ equity as an indicator of net worth or any other GAAP measure.

The following is a reconciliation of stockholders’ equity to tangible net worth:

April 2, 2010
Stockholders’ equity	$29,636,000
Goodwill and other intangibles, net	(10,507,000)
Permitted lease abandonment liability	531,000
Tangible net worth	$19,660,000

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

Contractual obligations

We had no material changes in commitments for long-term debt obligations, operating lease obligations or capital lease obligations as of April 2, 2010, as compared to those disclosed in our table of contractual obligations included in our Annual Report on Form 10-K for the year ended January 1, 2010.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

As of April 2, 2010, the impact of recent accounting pronouncements on the Company is not expected to be material.

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

•                                    Expectations about our ability to renew our existing credit agreement with Wells Fargo;

•                                    Evaluation of the materiality of our current legal proceedings; and

•                                    Expectations about positive cash flow generation and available cash and cash equivalents being sufficient to meet normal operating requirements.

These statements involve certain known and unknown risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those listed in this report. The forward-looking statements in this report, as well as subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, are hereby expressly qualified in their entirety by the cautionary statements in this report, including the risk factors in our Form 10-K for the year ended January 1, 2010. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances.

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

We had cash and cash equivalents of $7.3 million as of April 2, 2010. This amount includes $0.9 million invested in the Wells Fargo Stage Coach Sweep Investment Account, $5.3 million invested in the Wells Fargo Money Market Mutual Fund and $0.6 million invested in the Wells Fargo Advantage Heritage Fund. The balance of $0.5 million represents cash on hand in business checking accounts.  Although these investments are subject to variable interest rates, we do not believe we are subject to significant market risk for these short-term investments.

We do not engage in trading activities and do not participate in foreign currency transactions or utilize derivative financial instruments. As of April 2, 2010, we had $1.0 million outstanding debt under our revolving credit facility that bears interest at variable rates.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of April 2, 2010.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, as of April 2, 2010.  No change in our internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

County of San Diego v. Willdan, Superior Court of California, Riverside County

A complaint was filed against us on February 28, 2008 relating to a project for the reconstruction of a portion of Valley Center Road located in an unincorporated area of San Diego County. The design was completed by us and a contract was awarded to a construction contractor for construction of the improvements. The construction was originally scheduled for completion in December 2008; however completion was delayed until fall 2009. The lawsuit alleges that the delays in construction were caused by errors and omissions in our preparation of reports and design and engineering of the project, resulting in additional design and construction costs, in an amount to be determined but alleged to be in excess of $5.0 million. We deny the allegations asserted in the lawsuit and will vigorously defend against the claims.

Topaz v. City of Laguna Beach, Superior Court of California, Orange County

This suit concerns a project by the City of Laguna Beach to reconstruct a retaining wall supporting a city road. We served as the construction observer for this project and designed the retaining wall. Subsequent to completion of the project, a slope below the retaining wall failed damaging the plaintiffs’ residence. The retaining wall did not fail. The construction work was performed from February to March 2005 and the slope failure occurred in June 2005. The plaintiffs were not injured in the incident. The plaintiffs allege that the City of Laguna Beach violated its own ordinances by not obtaining appropriate geotechnical data during the design stage and by allowing the work to be constructed during the rainy season. Subsequent to the completion of this project, the property owners planted numerous trees and added irrigation to the portion of the slope that failed.  The lawsuit names the City of Laguna Beach, the project owner, Merit Engineering, the project designer, Peterson-Chase Engineering, the general contractor and us, the construction observer, as defendants. We were named as a defendant in the first amended complaint filed on October 17, 2007. We have filed a cross-complaint against the property owners who installed the trees and added irrigation. The plaintiffs issued a statement of damages on April 25, 2008 alleging damages to real and personal property in the amount of $0.8 million and general damages between $1.6 million and $4.7 million. We deny the allegations asserted in the lawsuit and believe this claim has no merit.

French v. Willdan Engineering, Superior Court of California, Riverside County

In January 1991, we were originally retained by the City of Calimesa, California to review and process development plans. We have provided plan review continuously since that date under various contracts with the City. As the City receives applications from developers for project approvals, the City forwards the project plans to us for processing. We process the plans and the City pays the Company for its services. In August 2008, a suit was filed by a City employee alleging that the City processed development applications without first collecting fees from developers to cover the costs of processing. The suit further alleges that even though we performed the work requested by the City, the City should not have paid us for our work in advance of collecting the developers’ fees. The plaintiff seeks to recover for the City amounts paid to Willdan for processing project plans for which the developer fees have not been paid. The City of Calimesa has not requested any refunds from us or joined in the litigation, and the City continues to retain our services. On April 30, 2010, the court granted the plaintiff 20 days to amend his complaint.  We do not believe that this suit has any merit and will vigorously defend this claim.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  (Removed and Reserved)

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Exhibit Description
3.1	First Amended and Restated Certificate of Incorporation of Willdan Group, Inc., including amendments thereto(1)
3.2	Bylaws of Willdan Group, Inc.(2)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

(1)	Incorporated by reference to Willdan Group, Inc.’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on August 9, 2006, as amended (File No. 333-136444).

(2)	Incorporated by reference to Willdan Group, Inc.’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 13, 2009.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLDAN GROUP, INC.

By:	/s/ Kimberly D. Gant
Kimberly D. Gant
Chief Financial Officer, Senior Vice President
Date: May 13, 2010