Form 10-Q
period 2010-07-02
Willdan Group, Inc.
filed 2010-08-12
CIK 1370450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2010

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

As of August 6, 2010, there were 7,228,683 shares of common stock, $0.01 par value per share, of Willdan Group, Inc. issued and outstanding.

WILLDAN GROUP, INC.

FORM 10-Q QUARTERLY REPORT

ii

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 2, 2010	January 1, 2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,753,000	$8,445,000
Accounts receivable, net of allowance for doubtful accounts of $1,165,000 and $1,862,000 at July 2, 2010 and January 1, 2010, respectively	11,533,000	10,097,000
Costs and estimated earnings in excess of billings on uncompleted contracts	11,220,000	6,649,000
Income tax receivable	51,000	51,000
Other receivables	32,000	73,000
Prepaid expenses and other current assets	1,504,000	1,500,000
Total current assets	31,093,000	26,815,000

Equipment and leasehold improvements, net	1,371,000	1,596,000
Goodwill	12,371,000	10,371,000
Other intangible assets, net	132,000	149,000
Other assets	355,000	318,000
Deferred income taxes, net of current portion	1,083,000	1,083,000
Total assets	$46,405,000	$40,332,000

Liabilities and Stockholders’ Equity
Current liabilities:
Excess of outstanding checks over bank balance	$798,000	$488,000
Accounts payable	1,386,000	1,457,000
Purchase price payable	2,000,000	—
Accrued liabilities	6,346,000	4,509,000
Billings in excess of costs and estimated earnings on uncompleted contracts	1,380,000	1,030,000
Borrowings under line of credit	1,000,000	1,000,000
Current portion of notes payable	3,000	23,000
Current portion of capital lease obligations	102,000	125,000
Current portion of deferred income taxes	1,479,000	1,479,000
Total current liabilities	14,494,000	10,111,000

Capital lease obligations, less current portion	69,000	82,000
Deferred lease obligations	900,000	1,022,000
Total liabilities	15,463,000	11,215,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized: 7,229,000 and 7,208,000 shares issued and outstanding at July 2, 2010 and January 1, 2010, respectively	72,000	72,000
Additional paid-in capital	33,615,000	33,440,000
Accumulated deficit	(2,745,000)	(4,395,000)
Total stockholders’ equity	30,942,000	29,117,000
Total liabilities and stockholders’ equity	$46,405,000	$40,332,000

See accompanying notes to condensed consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2010	2009	2010	2009

Contract revenue	$20,367,000	$15,484,000	$37,318,000	$32,669,000

Direct costs of contract revenue:
Salaries and wages	5,612,000	4,502,000	10,626,000	9,292,000
Sub-consultant services	3,542,000	2,182,000	5,479,000	4,608,000
Other direct costs	1,644,000	740,000	2,986,000	1,827,000
Total direct costs of contract revenue	10,798,000	7,424,000	19,091,000	15,727,000

General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	4,484,000	5,066,000	8,926,000	10,548,000
Facilities and facility related	1,035,000	1,098,000	2,129,000	2,236,000
Stock-based compensation	48,000	73,000	128,000	142,000
Depreciation and amortization	239,000	704,000	510,000	1,229,000
Other	2,498,000	2,552,000	4,884,000	4,925,000
Total general and administrative expenses	8,304,000	9,493,000	16,577,000	19,080,000
Income (loss) from operations	1,265,000	(1,433,000)	1,650,000	(2,138,000)

Other income (expense), net:
Interest income	1,000	11,000	6,000	23,000
Interest expense	(18,000)	(9,000)	(26,000)	(20,000)
Other, net	10,000	(3,000)	20,000	(3,000)
Total other income (expense), net	(7,000)	(1,000)	—	—
Income (loss) before income taxes	1,258,000	(1,434,000)	1,650,000	(2,138,000)

Income tax benefit	—	(536,000)	—	(786,000)
Net income (loss)	$1,258,000	$(898,000)	$1,650,000	$(1,352,000)

Earnings (loss) per share:
Basic and diluted	$0.17	$(0.12)	$0.23	$(0.19)

Weighted-average shares outstanding:
Basic	7,229,000	7,188,000	7,226,000	7,178,000
Diluted	7,252,000	7,188,000	7,240,000	7,178,000

See accompanying notes to condensed consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	July 2, 2010	July 3, 2009
Cash flows from operating activities:
Net income (loss)	$1,650,000	$(1,352,000)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	518,000	1,229,000
Lease abandonment expense, net	13,000	(19,000)
(Gain) loss on sale of equipment	(19,000)	3,000
Provision for doubtful accounts	210,000	537,000
Stock-based compensation	128,000	142,000
Changes in operating assets and liabilities:
Accounts receivable	(1,646,000)	2,440,000
Costs and estimated earnings in excess of billing on uncompleted contracts	(4,571,000)	(23,000)
Income tax receivable	—	(626,000)
Other receivables	41,000	(35,000)
Prepaid expenses and other current assets	(4,000)	138,000
Other assets	(38,000)	27,000
Accounts payable	(71,000)	(727,000)
Accrued liabilities	1,836,000	(438,000)
Billings in excess of costs and estimated earnings on uncompleted contracts	350,000	95,000
Deferred lease obligations	(134,000)	(111,000)
Net cash (used in) provided by operating activities	(1,737,000)	1,280,000

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(241,000)	(66,000)
Proceeds from sale of equipment	30,000	—
Payments for business acquisitions	—	(1,009,000)
Net cash used in investing activities	(211,000)	(1,075,000)

Cash flows from financing activities:
Changes in excess of outstanding checks over bank balance	310,000	430,000
Payments on notes payable	(20,000)	(26,000)
Borrowings under line of credit	5,470,000	—
Repayments of line of credit	(5,470,000)	—
Principal payments on capital lease obligations	(81,000)	(96,000)
Proceeds from sales of common stock under employee stock purchase plan	47,000	46,000
Net cash provided by financing activities	256,000	354,000
Net (decrease) increase in cash and cash equivalents	(1,692,000)	559,000
Cash and cash equivalents at beginning of the period	8,445,000	8,144,000
Cash and cash equivalents at end of the period	$6,753,000	$8,703,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$28,000	$21,000
Income taxes	2,000	1,000
Supplemental disclosures of noncash investing and financing activities:
Equipment acquired under capital lease obligations	$51,000	$—
Purchase price payable	2,000,000	1,323,000

See accompanying notes to condensed consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 2, 2010
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

Nature of Business

Willdan Group, Inc. and subsidiaries (“Willdan Group” or the “Company”) is a provider of outsourced services to small and mid-sized public agencies and large public utilities in California, New York, Arizona and to a lesser extent, other states throughout the United States. Outsourcing enables these agencies to provide a wide range of specialized services without having to incur and maintain the overhead necessary to develop staffing in-house. The Company provides a broad range of services to public agencies and, to a lesser extent, private industry, including civil engineering, building and safety services, geotechnical engineering, environmental engineering and environmental services, financial and economic consulting, energy efficiency, sustainability, water conservation, renewable energy, disaster preparedness, public safety consulting, management consulting and homeland security. Clients primarily consist of cities, counties, redevelopment agencies, water districts, school districts and universities, state agencies, federal agencies, a variety of other special districts and agencies, private industry and tribal governments.

Principles of Consolidation

The consolidated financial statements include the accounts of Willdan Group, Inc. and its wholly owned subsidiaries, Willdan Engineering, Willdan Financial Services, Willdan Geotechnical, Willdan Homeland Solutions, Willdan Energy Solutions, Willdan Resource Solutions and Public Agency Resources. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Adjustments to contract cost estimates are made in the periods in which the facts requiring such revisions become known. When the revised estimate indicates a loss, such loss is provided for currently in its entirety. Claims revenue is recognized only upon resolution of the claim. Change orders in dispute are evaluated as claims. Costs related to un-priced change orders are expensed when incurred and recognition of the related contract revenue up to costs incurred is based on an evaluation of the probability of recovery of the costs. Estimated profit is recognized for un-priced change orders if realization of the expected price of the change order is probable.

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

The value of retainage is included in accounts receivable in the accompanying consolidated financial statements. Retainage represents the billed amount that is retained by the customer, in accordance with the terms of the contract, generally until performance is substantially complete.  At July 2, 2010 and January 1, 2010, the Company had retained accounts receivable of approximately $479,000 and $65,000, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, income tax receivable, excess of outstanding checks over bank balance, accounts payable, accrued liabilities, notes payable and purchase price payable.  Pursuant to the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 820, the fair value of the Company’s cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.  We believe that the recorded values of all of our other financial instruments approximate their current values because of their nature and respective durations.

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

2.             BUSINESS COMBINATION

On June 9, 2008, the Company acquired all of the outstanding stock of Willdan Energy Solutions, formerly known as Intergy Corporation, a California-based consulting company that assists companies, institutions and agencies with planning and implementing their energy efficiency, water conservation and renewable energy strategies. The acquisition cost recorded by the Company as of July 2, 2010 was $15.1 million, consisting of $9.9 million in cash paid at closing, a $0.2 million net asset value adjustment, a guaranteed payment of $1.0 million in cash paid in June 2009, an earn-out payment of $1.3 million paid in August 2009, an earn-out payment of $2.0 million to be paid in August 2010 and $0.7 million in transaction costs. The acquisition cost may further increase by up to $2.9 million if Willdan Energy Solutions achieves certain financial targets over the annual period ending on the last day of the Company’s second fiscal quarter in 2011. The Company has recorded $12.4 million of goodwill associated with the acquisition.

3.             GOODWILL AND OTHER INTANGIBLE ASSETS

As of July 2, 2010 and January 1, 2010, the Company had $12.4 million and $10.4 million of goodwill, respectively, all of which relates to the Energy Solutions reporting unit, which is a component of the Engineering Services reportable segment.

The changes in the carrying value of goodwill by reporting unit for the six months ended July 2, 2010 were as follows:

	January 1, 2010	Goodwill Additions	July 2, 2010
Reporting Unit:
Energy Solutions	$10,371,000	$2,000,000	$12,371,000

Total	$10,371,000	$2,000,000	$12,371,000

The change in estimate to the carrying value of goodwill for the Energy Solutions reporting unit was a result of the accrual of $2.0 million of additional purchase price payable as a result of Willdan Energy Solutions achieving certain financial targets though July 2, 2010, the end of the second earn-out period.

The gross amounts and accumulated amortization of the Company’s acquired identifiable intangible assets with finite useful lives as of July 2, 2010 and January 1, 2010, included in intangible assets, net in the accompanying consolidated balance sheets, were as follows:

	July 2, 2010		January 1, 2010
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization	Amortization Period (yrs)
Backlog	$920,000	$920,000	$920,000	$920,000	1
Training materials/courses	282,000	150,000	282,000	134,000	5
Non-compete agreements	30,000	30,000	30,000	29,000	3
	$1,232,000	$1,100,000	$1,232,000	$1,083,000

For the three and six months ended July 2, 2010, the Company’s amortization expense for acquired identifiable intangible assets with finite useful lives was $4,000 and $16,000, respectively, as compared to $392,000 and $575,000, respectively for the fiscal three and six months ended July 3, 2009. Estimated amortization expense for acquired identifiable intangible assets for the remainder of fiscal 2010 and the succeeding years is as follows:

Fiscal year:
2010	$37,000
2011	46,000
2012	37,000
2013	12,000
$132,000

4.             EARNINGS PER SHARE (EPS)

Basic EPS is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding.  Diluted EPS is computed by dividing net income by the weighted-average number of common shares outstanding and dilutive potential common shares for the period.  Potential common shares include the weighted-average dilutive effects of outstanding stock options using the treasury stock method.

The following table sets forth the number of weighted-average shares used to compute basic and diluted EPS:

	Three Months Ended		Six Months Ended
	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
	(In thousands, except per share data)

Net income (loss)	$1,258,000	$(898,000)	$1,650,000	$(1,352,000)

Weighted-average common shares outstanding	7,229,000	7,188,000	7,226,000	7,178,000
Effect of dilutive stock options	23,000	—	14,000	—
Weighted-average common stock outstanding-diluted	7,252,000	7,188,000	7,240,000	7,178,000

Earnings (loss) per share:
Basic	$0.17	$(0.12)	$0.23	$(0.19)
Diluted	$0.17	$(0.12)	$0.23	$(0.19)

For the three and six months ended July 2, 2010, 306,000 and 326,000 options were excluded from the calculation of dilutive potential common shares, respectively, compared to 539,000 options for the same periods last year. These options were not included in the computation of dilutive potential common shares because the assumed proceeds per share exceeded the average market price per share for that period. Accordingly, the inclusion of these options would have been anti-dilutive.

5.             EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consist of the following:

	July 2, 2010	January 1, 2010
Furniture and fixtures	$4,472,000	$4,452,000
Computer hardware and software	5,061,000	4,903,000
Leasehold improvements	763,000	748,000
Equipment under capital leases	770,000	719,000
Automobiles, trucks, and field equipment	349,000	424,000
	11,415,000	11,246,000
Accumulated depreciation and amortization	(10,044,000)	(9,650,000)
Equipment and leasehold improvements, net	$1,371,000	$1,596,000

6.             ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	July 2, 2010	January 1, 2010
Accrued bonuses	$448,000	$169,000
Paid leave bank	1,315,000	1,155,000
Compensation and payroll taxes	664,000	581,000
Accrued legal	145,000	136,000
Accrued workers’ compensation insurance	5,000	27,000
Accrued rent	484,000	563,000
Employee withholdings	183,000	171,000
Client deposits	210,000	469,000
Other	2,892,000	1,238,000
Total accrued liabilities	$6,346,000	$4,509,000

7.             LINE OF CREDIT

Under the terms of the Company’s credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”), the Company can borrow up to $5.0 million from time to time (as may be limited by the covenants in the credit agreement as discussed below) up to and until January 1, 2011. Loans made under the revolving line of credit will accrue interest at either (i) the floating rate equal to the prime rate in effect from time to time or (ii) the fixed rate of 1.75% above LIBOR, at the Company’s election. For prime rate loans, the interest rate will be adjusted when each prime rate change by the bank is announced and becomes effective. There were $1.0 million in outstanding borrowings under this agreement as of July 2, 2010.

Borrowings under the credit agreement are secured by all of the Company’s accounts receivable and other rights to payment, general intangibles, inventory and equipment, including those of the Company’s subsidiaries. In addition, borrowings under the credit agreement are secured by investments held in a securities account at Wells Fargo that must at all times have a collateral value of at least $5.0 million. Each of the Company’s subsidiaries (except Public Agency Resources and Willdan Resource Solutions) has signed an unconditional guaranty of the Company’s obligations under the credit agreement.

The credit agreement contains customary representations and affirmative covenants, including a covenant to maintain a tangible net worth of at least $18.0 million at all times. Tangible net worth is defined in the credit agreement as stockholders’ equity less intangible assets and loans or advances to, or investments in, any related entities or individuals. The impact of any non-cash property lease termination expense of up to $1.0 million in the aggregate recorded during the period from October 1, 2009 through December 31, 2010 will be excluded from the calculation of tangible net worth under the credit agreement. As of July 2, 2010, the Company’s tangible net worth as defined under the Company’s credit agreement was met.

The credit agreement also includes customary negative covenants, including a covenant that prohibits the incurrence of additional indebtedness by the Company or the Company’s subsidiaries other than purchase money indebtedness not to exceed $2.0 million and indebtedness existing on the date of the credit agreement, and a covenant that prohibits payment of dividends on the Company’s stock and redemptions, repurchases or other acquisitions of the Company’s stock, except that the Company can repurchase stock with an aggregate fair market value up to $5.0 million in any calendar year. In addition, the credit agreement includes customary events of default for a credit facility. Upon a default, the interest rate will be increased by a default rate margin of 4.0%. Upon the occurrence of an event of default under the credit agreement, including a breach of any of the covenants discussed above, Wells Fargo has the option to make any loans then outstanding under the credit agreement immediately due and payable and is no longer obligated to extend further credit to the Company under the credit agreement.

8.             COMMITMENTS

Leases

The Company is obligated under capital leases for certain furniture and office equipment that expire at various dates through the year 2013.

The Company also leases certain office facilities under noncancellable operating leases that expire at various dates through the year 2015 and is committed under noncancellable operating leases for the lease of computer equipment and automobiles through the year 2011.

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

Additional Purchase Price Payable related to the Willdan Energy Solutions Acquisition

As discussed in Note 2, if certain financial targets are achieved by Willdan Energy Solutions over the annual period ending on the last day of the Company’s second fiscal quarter in 2011, one additional purchase price payment will be paid. The remaining payment cannot exceed $2.9 million, which is the $6.2 million maximum earn-out payments per the purchase agreement, less the earn-out amounts paid or to be paid through October 21, 2010.

9.             INCOME TAXES

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the financial reporting basis and tax basis of the Company’s assets and liabilities.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  The Company applied net operating loss carryforwards to the extent of tax expense related to the three and six months ended July 2, 2010.

10.          SEGMENT INFORMATION

The Company has three segments: Engineering Services, Public Finance Services and Homeland Security Services. The Engineering Services segment includes Willdan Engineering, Willdan Geotechnical, Public Agency Resources, Willdan Resource Solutions and Willdan Energy Solutions. The Engineering Services segment performs services for a broad range of public agency clients and, to a lesser extent, private industry, and offers a full complement of civil and geotechnical engineering, building and safety services, energy efficiency, sustainability, water conservation, construction management, and municipal planning services to clients primarily located in California, New York, Arizona and to a lesser extent, other western states. The Public Finance Services segment, which consists of Willdan Financial Services, provides expertise and support for the various financing techniques employed by public agencies to finance their operations and infrastructure along with the mandated reporting and other requirements associated with these financings. The Homeland Security Services segment, which consists of Willdan Homeland Solutions, provides homeland security, management consulting and public safety consulting services to cities, counties and related municipal service agencies.

The accounting policies applied to determine the segment information are the same as those described in the summary of significant accounting policies, included in the Company’s 2009 Annual Report on Form 10-K filed on March 30, 2010.  There were no intersegment sales during the fiscal three or six months ended July 2, 2010 and July 3, 2009. Management evaluates the performance of each segment based upon income or loss from operations before income taxes. Certain segment asset information including expenditures for long-lived assets has not been presented as it is not reported to or reviewed by the chief operating decision maker.

Financial information with respect to the reportable segments as of and for the fiscal three and six months ended July 2, 2010 and the fiscal three and six months ended July 3, 2009 is as follows:

	Engineering Services	Public Finance Services	Homeland Security Services	Unallocated Corporate	Intersegment	Consolidated Total
Fiscal Three Months Ended July 2, 2010
Contract revenue	$16,133,000	$2,804,000	$1,430,000	$—	$—	$20,367,000
Segment profit (loss) before income taxes	990,000	312,000	234,000	(278,000)	—	1,258,000
Net income (loss)	990,000	312,000	234,000	(278,000)	—	1,258,000
Segment assets	151,577,000	23,448,000	6,855,000	144,874,000	(280,349,000)	46,405,000

Fiscal Three Months Ended July 3, 2009
Contract revenue	$11,617,000	$3,100,000	$767,000	$—	$—	$15,484,000
Segment (loss) profit before income taxes	(1,710,000)	269,000	10,000	(3,000)	—	(1,434,000)
Net (loss) income	(1,050,000)	149,000	5,000	(2,000)	—	(898,000)
Segment assets	111,214,000	20,495,000	4,657,000	110,409,000	(200,938,000)	45,837,000

Fiscal Six Months Ended July 2, 2010
Contract revenue	$29,268,000	$5,430,000	$2,620,000	$—	$—	$37,318,000
Segment profit (loss) before income taxes	1,242,000	443,000	270,000	(305,000)	—	1,650,000
Net income (loss)	1,242,000	443,000	270,000	(305,000)	—	1,650,000
Segment assets	151,577,000	23,448,000	6,855,000	144,874,000	(280,349,000)	46,405,000

Fiscal Six Months Ended July 3, 2009
Contract revenue	$24,928,000	$6,116,000	$1,625,000	$—	$—	$32,669,000
Segment (loss) profit before income taxes	(2,547,000)	407,000	26,000	(24,000)	—	(2,138,000)
Net (loss) income	(1,572,000)	221,000	13,000	(14,000)	—	(1,352,000)
Segment assets	111,214,000	20,495,000	4,657,000	110,409,000	(200,938,000)	45,837,000

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

County of San Diego v. Willdan, Superior Court of California, Riverside County

A complaint was filed against the Company on February 28, 2008 relating to a project for the reconstruction of a portion of Valley Center Road located in an unincorporated area of San Diego County. The design was completed by the Company and a contract was awarded to a construction contractor for construction of the improvements. The construction was originally scheduled for completion in December 2008; however, completion was delayed until fall 2009. The lawsuit alleges that the delays in construction were caused by errors and omissions in the Company’s preparation of reports and design and engineering of the project, resulting in additional design and construction costs, in an amount to be determined but alleged to be in excess of $5.0 million. The Company denies the allegations asserted in the lawsuit and will vigorously defend against the claims. At July 2, 2010, the Company did not have a liability recorded on its balance sheet related to this complaint.

French v. Willdan Engineering, Superior Court of California, Riverside County

In January 1991, the Company was originally retained by the City of Calimesa, California to review and process development plans. The Company has provided plan review continuously since that date under various contracts with the City. As the City receives applications from developers for project approvals, the City forwards the project plans to the Company for processing. The Company processes the plans and the City pays the Company. In August 2008, a suit was filed by a City employee alleging that the City processed development applications without first collecting fees from developers to cover the costs of processing. The suit further alleges that even though the Company performed the work requested by the City, the City should not have paid the Company for its work in advance of collecting the developers’ fees. The complaint was amended by the plaintiff in May 2010 to provide additional details and the Company has until August 23, 2010 to file an answer to the amended complaint. The plaintiff seeks to recover for the City amounts paid to the Company for processing project plans for which the developer fees have not been paid. The City of Calimesa has not requested any refunds from the Company or joined in the litigation and the City continues to retain the Company’s services. The Company does not believe that this suit has any merit and will vigorously defend this claim. At July 2, 2010, the Company did not have a liability recorded on its balance sheet related to this complaint.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements included elsewhere in this Quarterly Report and the audited financial statements for the year ended January 1, 2010, included in our Annual Report on Form 10-K (File No. 001-33076).  This Quarterly Report contains, in addition to unaudited historical information, forward-looking statements, which involve risk and uncertainties.  The words “believe,” “expect,” “estimate,” “may,” “will,” “could,” “plan,” or “continue” and similar expressions are intended to identify forward-looking statements.  Our actual results could differ significantly from the results discussed in such forward-looking statements.  Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those discussed under the headings “Item 1A.  Risk Factors” in our 2009 Annual Report on Form 10-K, and in other filings made from time to time with the United States Securities and Exchange Commission (“SEC”) after the date of this Quarterly Report on Form 10-Q.  Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q.  We undertake no obligation to (and we expressly disclaim any obligation to) revise or update any forward-looking statement, whether as a result of new information, subsequent events, or otherwise (except as may be required by law), in order to reflect any event or circumstance which may arise after the date of this Quarterly Report on Form 10-Q.

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

•      Geotechnical Engineering;

•      Energy Efficiency Consulting;

•      Financial and Economic Consulting; and

•      Disaster Preparedness and Homeland Security.

We operate our business through a network of offices located primarily in California and New York. We also have operations in Arizona and, to lesser extent, other states throughout the United States. As of July 2, 2010, we had a staff of 489 that includes licensed engineers and other professionals. Our traditional clients have been public agencies in communities with populations ranging from 10,000 to 300,000 people. We believe communities of this size are underserved by large outsourcing companies that tend to focus on securing large federal and state projects, as well as projects for the private sector. We also provide services to large public utilities which service major metropolitan communities. We seek to establish close working relationships with our public agency clients and, over time, to expand the breadth and depth of the services we provide to them.

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

We were founded over 40 years ago, and today consist of a family of wholly-owned companies that operate within the following segments for financial reporting purposes:

Engineering Services.    Our Engineering Services segment includes the operations of our subsidiaries, Willdan Engineering, Willdan Geotechnical, Willdan Energy Solutions, Willdan Resource Solutions and Public Agency Resources (PARs). These businesses collectively provide engineering-related services, geotechnical engineering services, environmental engineering and environmental related services and energy efficiency, water conservation, sustainability and renewable energy services to public agencies and, to a lesser extent, private industry. Additionally, PARs primarily provides staffing to Willdan Engineering. Willdan Engineering is our largest subsidiary and currently represents our core business.  Contract revenue for the Engineering Services segment represented approximately 78.6% and 76.3% of our consolidated contract revenue for the six months ended July 2, 2010 and July 3, 2009, respectively.

Public Finance Services.    Our Public Finance Services segment consists of the business of our subsidiary, Willdan Financial Services, which offers financial and economic consulting services to public agencies. Contract revenue for the Public Finance Services segment represented approximately 14.5% and 18.7% of our consolidated contract revenue for the six months ended July 2, 2010 and July 3, 2009, respectively.

Homeland Security Services.    Our Homeland Security Services segment consists of the business of our subsidiary, Willdan Homeland Solutions, which offers homeland security, management consulting and public safety consulting services.  Contract revenue for our Homeland Security Services segment represented approximately 7.0% and 5.0% of our consolidated contract revenue for the six months ended July 2, 2010 and July 3, 2009, respectively.

Recent Developments

Over the last two years, general economic conditions declined due to a number of factors including slower economic activity, a lack of available credit, decreased consumer confidence and reduced corporate profits and capital spending.  These conditions led to a slowdown in construction, particularly residential housing construction, in the western United States.  While general economic conditions are beginning to improve, the housing market has not recovered while other areas such as energy and homeland security are showing improvement. As a result, we continue to experience declining revenue in our public finance services segment and our traditional engineering services, although the revenue for our engineering services segment overall increased this quarter due to the strong performance of Willdan Energy Solutions.  We will continue to evaluate our workforce and facility needs in business areas that are underperforming and focus on reducing discretionary expenditures and the efficient procurement of necessary services.

Components of Income and Expense

Contract Revenue

We enter into contracts with our clients that contain three principal types of pricing provisions: fixed price, time-and-materials and unit-based. Contract revenue on our fixed price contracts is determined on the percentage-of-completion method based generally on the ratio of direct costs incurred to date to estimated total direct costs at completion. Many of our fixed price contracts are relatively short in duration, thereby lowering the risks of not properly estimating the percent complete. Revenue on our time-and-materials and unit-based contracts are recognized as the work is performed in accordance with specific terms of the contract. Approximately 53% of our contracts are based on contractual rates per hour plus costs incurred. Some of these contracts include maximum contract prices, but the majority of these contracts are not expected to exceed the maximum.

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

Critical Accounting Policies

This discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the U.S., or GAAP. To prepare these financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses in the reporting period. Our actual results may differ from these estimates. We have provided a summary of our significant accounting policies in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 1, 2010. We describe below those accounting policies that require material subjective or complex judgments and that have the most significant impact on our financial condition and results of operations. Our management evaluates these estimates on an ongoing basis, based upon information currently available and on various assumptions management believes are reasonable as of the date of this report. The uncertainty inherent in such estimates and assumptions should be considered in tandem with the general economic conditions discussed above in “—Recent Developments.”

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

We test our goodwill for impairment at the level of our reporting units, which are components of our operating segments. The only reporting unit that still has goodwill is Willdan Energy Solutions, which is part of our engineering services segment. The process of testing goodwill for impairment involves the determination of the fair value of the applicable reporting units. To estimate the fair value of our reporting units, we use an income approach based on a multiple of historical cash flows, management’s estimates of future cash flows and other market data. We also use a market approach based upon multiples of EBITDA earned by similar public companies. For our fiscal year 2009 annual impairment testing, we weighted the income approach and the market approach at 80% and 20%, respectively. The income approach was given a higher weight because it has a more direct correlation to the specific economics of the reporting units than the market approach, which is based on multiples of public companies that, although comparable, may not provide the same mix of services as our reporting units.

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

Accounting for Claims Against the Company

We record liabilities to claimants for probable and estimable claims, if any, on our consolidated balance sheet, which we include in accrued liabilities, and record a corresponding receivable from our insurance company for the portion of the claim that is probable of being covered by insurance, which we include in other receivables. The estimated claim net of the amount estimated to be recoverable from the insurance company is included in our general and administrative expenses. Determining probability and estimating claim amounts is highly judgmental. Initial accruals and any subsequent changes in our estimates could have a material effect on our consolidated financial statements.

Results of Operations

The following table sets forth, for the periods indicated, certain information derived from our consolidated statements of operations expressed as a percentage of contract revenue:

	Fiscal Three Months Ended		Fiscal Six Months Ended
Statement of Operations Data	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009

Contract revenue	100.0%	100.0%	100.0%	100.0%
Direct costs of contract revenue (exclusive of depreciation and amortization shown separately below):
Salaries and wages	27.6	29.0	28.5	28.4
Sub-consultant services	17.4	14.1	14.7	14.1
Other direct costs	8.0	4.8	8.0	5.6
Total direct costs of contract revenue	53.0	47.9	51.2	48.1
General and administrative expenses:
Salaries and wages, payroll taxes, employee benefits	22.0	32.7	23.9	32.3
Facilities and facility related	5.1	7.1	5.7	6.8
Stock-based compensation	0.2	0.5	0.3	0.4
Depreciation and amortization	1.2	4.5	1.4	3.8
Other	12.3	16.5	13.1	15.1
Total general and administrative expenses	40.8	61.3	44.4	58.4

Income (loss) from operations	6.2	(9.3)	4.4	(6.5)
Other income (expense):
Interest income	—	0.1	—	0.1
Interest expense	—	(0.1)	—	(0.1)
Other, net	—	—	—	—
Total other income, net	—	—	—	—
Income (loss) before income tax expense	6.2	(9.3)	4.4	(6.5)
Income tax expense (benefit)	—	(3.5)	—	(2.4)
Net income (loss)	6.2%	(5.8)%	4.4%	(4.1)%

Three Months Ended July 2, 2010 Compared to Three Months Ended July 3, 2009

Contract revenue.    Our contract revenue was $20.4 million for the three months ended July 2, 2010, with $16.2 million attributable to the Engineering Services segment and $2.8 million attributable to the Public Finance Services segment. Our Homeland Security Services segment generated $1.4 million during this period.  Consolidated contract revenue increased $4.9 million, or 31.6%, to $20.4 million for the three months ended July 2, 2010, from $15.5 million for the three months ended July 3, 2009. This was due to increases of $4.6 million, or 39.7%, in contract revenue for the Engineering Services segment, primarily as a result of the increase in demand for the services of Willdan Energy Solutions, and $0.6 million, or 75.0%, in contract revenue for the Homeland Security Services segment, partially offset by a decrease in contract revenue for the Public Finance Services segment of $0.3 million, or 9.7%.

Contract revenue for the Engineering Services segment has increased primarily because we have experienced an increase in demand for energy efficiency, sustainability and renewable energy services.  The increased revenues generated by Willdan Energy Solutions has offset lower revenues in other areas of our Engineering Services segment, which was significantly impacted by the decline in the California residential housing market and state and local government budget cuts. A source of revenue in our Engineering Services segment is fees assessed for building permits. Since the second half of fiscal 2007, we have experienced reductions in revenue from these fees because of the continuing slowdown in residential construction in the western United States. We have also experienced a continuing decline in our other building and safety projects which is both directly and indirectly affected by the housing market. Revenue in the Public Finance Services segment decreased primarily due to lower levels of activity in the financial consulting business as a result of the general downturn in macro-economic conditions. Revenue in the Homeland Security Services segment has increased due to an increase in demand for our traditional and expanded homeland security, management consulting and public safety consulting services. Our Homeland Security Services segment has expanded its service offerings beyond its traditional planning, training and exercise services to include public safety and interoperability communications and management consulting.

Direct costs of contract revenue.    Direct costs of contract revenue were $10.8 million for the three months ended July 2, 2010, with $9.4 million attributable to the Engineering Services segment, $0.8 million attributable to the Public Finance Services segment and $0.6 million attributable to the Homeland Security Services segment.  Overall, direct costs increased by $3.4 million, or 45.9%, to $10.8 million for the three months ended July 2, 2010 from $7.4 million for the three months ended July 3, 2009.

Direct costs increased as a result of increases in subconsultant services, salaries and wages and other direct costs of $1.4 million, $1.1 million and $0.9 million, respectively. Within direct costs of contract revenue, salaries and wages decreased to 27.6% of contract revenue for the three months ended July 2, 2010 from 29.0% for the three months ended July 3, 2009. Comparing those same periods, subconsultant services increased to 17.4% of contract revenue from 14.1% of contract revenue.

General and administrative expenses.    General and administrative expenses decreased by $1.2 million, or 12.6%, to $8.3 million for the three months ended July 2, 2010 from $9.5 million for the three months ended July 3, 2009. This was due to decreases of $1.4 million in general and administrative expenses for the Engineering Services segment and $0.2 million for our Public Finance Services segment, partially offset by increases in general and administrative expenses of $0.1 million for our Homeland Security Services segment and $0.3 million for our unallocated corporate expenses. General and administrative expenses as a percentage of contract revenue decreased to 40.8% for the three months ended July 2, 2010 from 61.3% for the three months ended July 3, 2009.

Of the $1.2 million decrease in general and administrative expenses, approximately $0.6 million related to decreases in salaries and wages, payroll taxes and employee benefits. The reduction in employee related costs primarily resulted from increased chargeability of labor, which shifted more employee related costs to direct costs of contract revenue. As discussed above under “—Components of Income and Expense—Direct Costs of Contract Revenue,” we do not allocate that portion of salaries and wages not related to time spent directly generating revenue to direct costs of contract revenue. General and administrative expenses also decreased by $0.5 million due to a decrease in amortization expense of acquired intangible assets. The remaining $0.2 million decrease is attributable to a reduction in facilities and facility related expenses, stock-based compensation and other general and administrative expenses.

Income (loss) from operations.     As a result of the above factors, our operating income was $1.3 million for the three months ended July 2, 2010 as compared to an operating loss of $1.4 million for the three months ended July 3, 2009. Income (loss) from operations as a percentage of contract revenue was 6.2% for the three months ended July 2, 2010, as compared to (9.3)% for the three months ended July 3, 2009.

Income tax benefit.     Due to our net operating loss carryforward position, we recorded no income tax expense or benefit for the three months ended July 2, 2010, compared to an income tax benefit of $0.5 million for the three months ended July 3, 2009.

Net income (loss).     As a result of the above factors, net income was $1.3 million for the three months ended July 2, 2010 compared to a net loss of $0.9 million for the three months ended July 3, 2009.

Six Months Ended July 2, 2010 Compared to Six Months Ended July 3, 2009

Contract revenue.    Our contract revenue was $37.3 million for the six months ended July 2, 2010, with $29.3 million attributable to the Engineering Services segment and $5.4 million attributable to the Public Finance Services segment.  Our Homeland Security Services segment generated $2.6 million during this period.  Consolidated contract revenue increased $4.6 million, or 14.1%, to $37.3 million for the six months ended July 2, 2010, from $32.7 million for the six months ended July 3, 2009.  This was due primarily to an increase of $4.3 million, or 17.2%, in contract revenue for the Engineering Services segment primarily as a result of the increase in demand for the services of our subsidiary, Willdan Energy Solutions.  Contract revenue in the Public Finance Services segment decreased $0.7 million, or 11.5%, from $6.1 million to $5.4 million for the six months ended July 2, 2010 as compared to the six months ended July 3, 2009.  Contract revenue for our Homeland Security Services segment increased $1.0 million, or 62.5%, from $1.6 million to $2.6 million for the six months ended July 2, 2010 as compared to $1.6 million for the six months ended July 3, 2009.

The $4.3 million increase in contract revenue for the Engineering Services segment resulted from an increase of $5.8 million of revenue recognized by Willdan Energy Solutions in the first six months of fiscal 2010, partially offset by decreases in other areas of the Engineering Services segment. Contract revenue for the Engineering Services segment was significantly impacted by the decline in the California residential housing market and state and local government budget cuts. A source of revenue in our Engineering Services segment is fees assessed for building permits. Since the second half of fiscal 2007, we have experienced reductions in revenue from these fees because of the continuing slowdown in residential construction in the western United States.  We have also experienced a continuing decline in our other building and safety projects which is both directly and indirectly affected by the housing market. Revenue in the Public Finance Services segment decreased primarily due to lower levels of activity in the financial consulting business as a result of the general downturn in macro-economic conditions. Revenue in the Homeland Security Services segment has increased due to an increase in demand for our traditional and expanded homeland security, management consulting and public safety consulting services. Our Homeland Security Services segment has expanded its service offerings beyond its traditional planning, training and exercise services to include public safety and interoperability communications and management consulting.

Direct costs of contract revenue.    Direct costs of contract revenue were $19.1 million for the six months ended July 2, 2010, with $16.3 million attributable to the Engineering Services segment, $1.6 million attributable to the Public Finance Services segment and $1.2 million attributable to the Homeland Security Services segment.  Overall, direct costs increased by $3.4 million, or 21.7%, to $19.1 million for the six months ended July 2, 2010, from $15.7 million for the six months ended July 3, 2009.  This increase is attributable to increases in direct costs within our Engineering Services and Homeland Security Services segments of $3.1 million and $0.4 million, respectively. Direct costs within the Public Finance Services segment decreased by $0.1 million.

Direct costs increased as a result of increases in salaries and wages, other direct costs and subconsultant services of $1.3 million, $1.2 million and $0.9 million, respectively. Within direct costs of contract revenue, other direct costs increased to 8.0% of contract revenue for the six months ended July 2, 2010 from 5.6% for the six months ended July 3, 2009 and subconsultant services increased to 14.7% of contract revenue for the six months ended July 2, 2010 from 14.1% for the six months ended July 3, 2009.

General and administrative expenses.    General and administrative expenses decreased by $2.5 million, or 13.1%, to $16.6 million for the six months ended July 2, 2010 from $19.1 million for the six months ended July 3, 2009.  This was due to decreases in general and administrative expenses of $2.6 million for the Engineering Services segment and $0.5 million for the Public Finance Services segment, partially offset by increases of $0.3 million for the Homeland Security Services segment and $0.3 million for unallocated corporate expenses.  General and administrative expenses as a percentage of contract revenue decreased to 44.4% for the six months ended July 2, 2010 from 58.4% for the six months ended July 3, 2009.

Of the $2.5 million decrease in general and administrative expenses, approximately $1.6 million relates to decreases in salaries and wages, payroll taxes and employee benefits. The reduction in employee related costs primarily resulted from increased chargeability of labor which shifted more employee related costs to direct costs of contract revenue.  As discussed above under “—Components of Income and Expense—Direct Costs of Contract Revenue,” we do not allocate that portion of salaries and wages not related to time spent directly generating revenue to direct costs of contract revenue. The decrease in depreciation and amortization expenses of $0.7 million primarily resulted from a decrease in the amortization of intangible assets. The remaining $0.2 million decrease is attributable to a reduction in facility and facility related expenses and other general and administrative expenses.

Income (loss) from operations.     As a result of the above factors, our operating income was $1.7 million for the six months ended July 2, 2010, as compared to an operating loss of $(2.1) million for the six months ended July 3, 2009. Income (loss) from operations as a percentage of contract revenue was 4.4% for the six months ended July 2, 2010, as compared to (6.5)% in the prior year period.

Other income (expense).     Other income (expense), net was flat for the six months ended July 2, 2010, as compared to the six months ended July 3, 2009.

Income tax (benefit) expense.     Due to our net operating loss carryforward position, we recorded no income tax expense or benefit for the six months ended July 2, 2010, compared to an income tax benefit of $0.8 million for the prior year period.  The Company believes that it is more likely than not that a tax expense resulting from net income will be realized.

Net income (loss).     As a result of the above factors, our net income was $1.7 million for the six months ended July 2, 2010 compared to a net loss of $1.4 million for the six months ended July 3, 2009.

Liquidity and Capital Resources

As of July 2, 2010, we had $6.8 million of cash and cash equivalents. Our primary sources of liquidity are cash generated from operations and funds available under our revolving line of credit, which matures on January 1, 2011.  We cannot provide any assurance that Wells Fargo Bank, National Association (Wells Fargo) will renew this line of credit. While we believe that our cash and cash equivalents on hand, cash generated by operating activities and funds available under our line of credit will be sufficient to finance our operating activities for at least the next 12 months, if we do experience a cash flow shortage or violate the current terms of our credit agreement, we may have difficulty obtaining additional funds on favorable terms, if at all, in the current credit market.

Cash flows from operating activities

Cash flows used in operating activities were $1.7 million for the six months ended July 2, 2010 compared to cash flows provided by operating activities of $1.3 million for the six months ended July 3, 2009.  The cash flows used in operating activities in the six months ended July 2, 2010 primarily resulted from net changes in the balances of accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts.  These decreases in cash from operating activities were partially offset by increases resulting primarily from the change in accrued liabilities along with the net income recognized for the 2010 period versus net loss incurred for the 2009 period.

Cash flows from investing activities

Cash flows used in investing activities were $0.2 million for the six months ended July 2, 2010 compared to $1.1 million for the six months ended July 3, 2009. Cash flows used in investing activities decreased by $0.9 million primarily due to a $1.0 million decrease in payments for business acquisitions, partially offset by an increase in the purchase of equipment and leasehold improvements.

Cash flows from financing activities

Cash flows provided by financing activities were $0.3 million for the six months ended July 2, 2010 compared to $0.4 million provided by financing activities for the six months ended July 3, 2009.  Cash flows provided by financing activities decreased by $0.1 million primarily due to a $0.1 million decrease in excess of outstanding checks over bank balances.

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

Under the terms of our credit agreement with Wells Fargo, we can borrow up to $5.0 million from time to time (as may be limited by the covenants in the credit agreement as discussed below) up to and until January 1, 2011. Loans made under the revolving line of credit will accrue interest at either (i) the floating rate equal to the prime rate in effect from time to time or (ii) the fixed rate of 1.75% above LIBOR, at our election. For prime rate loans, the interest rate will be adjusted when each prime rate change by the bank is announced and becomes effective. There were outstanding borrowings of $1.0 million under this agreement as of July 2, 2010.

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

The credit agreement contains customary representations and affirmative covenants, including a covenant to maintain a tangible net worth of at least $18.0 million at all times. Tangible net worth is defined in the credit agreement as stockholders’ equity less intangible assets and loans or advances to, or investments in, any related entities or individuals. As of July 2, 2010, our tangible net worth as defined under our credit agreement was $19.0 million(1).

(1)   Tangible net worth is a supplemental measure used in our credit agreement. If we do not maintain tangible net worth of at least $18.0 million, Wells Fargo could choose to accelerate any loans then outstanding under the facility or refuse to make additional loans to us under the facility. Management therefore believes that presentation of tangible net worth as defined in the credit agreement is useful to investors because it helps them understand how our tangible net worth compares to the financial covenant contained in our credit agreement and whether we are close to violating such covenant. Management also reviews tangible net worth to ensure it will continue to have access to its financing sources. Tangible net worth is defined in the credit agreement as the “aggregate of total stockholders’ equity less any intangible assets and less any loans or advances to, or investments in, any related entities or individuals. For the purposes of calculating Tangible Net Worth, the impact of non-cash property lease termination expense of up to $1.0 million in the aggregate recorded during the period from October 1, 2009 through December 31, 2010 will be excluded from the covenant calculation.” This definition of tangible net worth may differ from those of many companies reporting similarly named measures. This measure should be considered in addition to, and not as a substitute for or superior to, other measures of financial performance prepared in accordance with U.S. generally accepted accounting principles, or GAAP, such as stockholders’ equity. Tangible net worth is not a recognized term under GAAP and does not purport to be an alternative to stockholders’ equity as an indicator of net worth or any other GAAP measure.

The following is a reconciliation of stockholders’ equity to tangible net worth:

July 2, 2010

Stockholders’ equity	$30,942,000
Goodwill and other intangibles, net	(12,503,000)
Permitted lease abandonment	531,000
Tangible net worth	$18,970,000

The credit agreement also includes customary negative covenants, including a covenant that prohibits the incurrence of additional indebtedness by us or our subsidiaries other than purchase money indebtedness not to exceed $2.0 million and indebtedness existing on the date of the credit agreement, and a covenant that prohibits payment of dividends on our stock and redemptions, repurchases or other acquisitions of our stock, except that we can repurchase stock with an aggregate fair market value up to $5.0 million in any calendar year. In addition, the credit agreement includes customary events of default for a credit facility. Upon a default, the interest rate will be increased by a default rate margin of 4.0%. Upon the occurrence of an event of default under the credit agreement, including a breach of any of the covenants discussed above, Wells Fargo has the option to make any loans then outstanding under the credit agreement immediately due and payable and is no longer obligated to extend further credit to us under the credit agreement.

Contractual obligations

We had no material changes in commitments for long-term debt obligations, operating lease obligations or capital lease obligations as of July 2, 2010, as compared to those disclosed in our table of contractual obligations included in our Annual Report on Form 10-K for the year ended January 1, 2010.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

As of July 2, 2010, the impact of recent accounting pronouncements on the Company is not expected to be material.

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

We had cash and cash equivalents of $6.8 million as of July 2, 2010. This amount includes $0.4 million invested in the Wells Fargo Stage Coach Sweep Investment Account, $5.3 million invested in the Wells Fargo Money Market Mutual Fund and $0.1 million invested in the Wells Fargo Investment Account. The balance of $1.0 million represents cash on hand in business checking accounts.  Although these investments are subject to variable interest rates, we do not believe we are subject to significant market risk for these short-term investments.

We do not engage in trading activities and do not participate in foreign currency transactions or utilize derivative financial instruments. As of July 2, 2010, we had $1.0 million outstanding debt under our revolving credit facility that bears interest at variable rates.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of July 2, 2010.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, as of July 2, 2010.  No change in our internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In August 2010, we settled a lawsuit, Topaz v. City of Laguna Beach, involving a project by the City of Laguna Beach to reconstruct a retaining wall supporting a city road in which we served as the construction observer and designed the retaining wall.  We settled all claims asserted against us by the plaintiff for $15,000.

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

French v. Willdan Engineering, Superior Court of California, Riverside County

In January 1991, we were originally retained by the City of Calimesa, California to review and process development plans. We have provided plan review continuously since that date under various contracts with the City. As the City receives applications from developers for project approvals, the City forwards the project plans to us for processing. We process the plans and the City pays the Company for its services. In August 2008, a suit was filed by a City employee alleging that the City processed development applications without first collecting fees from developers to cover the costs of processing. The suit further alleges that even though we performed the work requested by the City, the City should not have paid us for our work in advance of collecting the developers’ fees. The complaint was amended by the plaintiff in May 2010 to provide additional details and we have until August 23, 2010 to file an answer to the amended complaint. The plaintiff seeks to recover for the City amounts paid to Willdan for processing project plans for which the developer fees have not been paid. The City of Calimesa has not requested any refunds from us or joined in the litigation, and the City continues to retain our services. We do not believe that this suit has any merit and will vigorously defend this claim.

Item 1A.  Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended January 1, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  (Removed and Reserved)

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Exhibit Description
3.1	First Amended and Restated Certificate of Incorporation of Willdan Group, Inc., including amendments thereto(1)
3.2	Bylaws of Willdan Group, Inc.(2)
10.1	Willdan Group, Inc. 2008 Performance Incentive Plan, as amended*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002*

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
Date: August 12, 2010