Form 10-Q
period 2010-10-01
Willdan Group, Inc.
filed 2010-11-15
CIK 1370450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2010

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

As of November 8, 2010, there were 7,245,795 shares of common stock, $0.01 par value per share, of Willdan Group, Inc. issued and outstanding.

WILLDAN GROUP, INC.

FORM 10-Q QUARTERLY REPORT

ii

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 1, 2010	January 1, 2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,605,000	$8,445,000
Accounts receivable, net of allowance for doubtful accounts of $1,194,000 and $1,862,000 at October 1, 2010 and January 1, 2010, respectively	11,417,000	10,097,000
Costs and estimated earnings in excess of billings on uncompleted contracts	11,907,000	6,649,000
Income tax receivable	55,000	51,000
Other receivables	238,000	73,000
Prepaid expenses and other current assets	1,109,000	1,500,000
Total current assets	32,331,000	26,815,000

Equipment and leasehold improvements, net	1,299,000	1,596,000
Goodwill	12,475,000	10,371,000
Other intangible assets, net	129,000	149,000
Other assets	409,000	318,000
Deferred income taxes, net of current portion	1,083,000	1,083,000
Total assets	$47,726,000	$40,332,000

Liabilities and Stockholders’ Equity
Current liabilities:
Excess of outstanding checks over bank balance	$823,000	$488,000
Accounts payable	2,944,000	1,457,000
Accrued liabilities	7,327,000	4,509,000
Billings in excess of costs and estimated earnings on uncompleted contracts	1,275,000	1,030,000
Borrowings under line of credit	1,000,000	1,000,000
Current portion of notes payable	3,000	23,000
Current portion of capital lease obligations	115,000	125,000
Current portion of deferred income taxes	1,479,000	1,479,000
Total current liabilities	14,966,000	10,111,000

Capital lease obligations, less current portion	74,000	82,000
Deferred lease obligations	862,000	1,022,000
Total liabilities	15,902,000	11,215,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized: 7,244,000 and 7,208,000 shares issued and outstanding at October 1, 2010 and January 1, 2010, respectively	72,000	72,000
Additional paid-in capital	33,709,000	33,440,000
Accumulated deficit	(1,957,000)	(4,395,000)
Total stockholders’ equity	31,824,000	29,117,000
Total liabilities and stockholders’ equity	$47,726,000	$40,332,000

See accompanying notes to condensed consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2010	2009	2010	2009

Contract revenue	$20,706,000	$14,561,000	$58,024,000	$47,230,000

Direct costs of contract revenue:
Salaries and wages	5,570,000	4,437,000	16,196,000	13,729,000
Sub-consultant services	5,433,000	1,772,000	10,912,000	6,380,000
Other direct costs	448,000	306,000	3,434,000	2,133,000
Total direct costs of contract revenue	11,451,000	6,515,000	30,542,000	22,242,000

General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	4,093,000	4,798,000	13,019,000	15,346,000
Facilities and facility related	1,117,000	1,104,000	3,246,000	3,340,000
Stock-based compensation	52,000	74,000	180,000	216,000
Depreciation and amortization	231,000	302,000	741,000	1,531,000
Lease abandonment (recovery) expense, net	(75,000)	195,000	(62,000)	176,000
Other	2,443,000	2,958,000	7,314,000	7,902,000
Total general and administrative expenses	7,861,000	9,431,000	24,438,000	28,511,000
Income (loss) from operations	1,394,000	(1,385,000)	3,044,000	(3,523,000)

Other income (expense):
Interest income	3,000	4,000	9,000	27,000
Interest expense	(11,000)	(9,000)	(37,000)	(29,000)
Other, net	(3,000)	2,000	17,000	(1,000)
Total other income (expense), net	(11,000)	(3,000)	(11,000)	(3,000)
Income (loss) before income taxes	1,383,000	(1,388,000)	3,033,000	(3,526,000)

Income tax expense (benefit)	595,000	(510,000)	595,000	(1,296,000)
Net income (loss)	$788,000	$(878,000)	$2,438,000	$(2,230,000)

Earnings (loss) per share:
Basic and diluted	$0.11	$(0.12)	$0.34	$(0.31)

Weighted-average shares outstanding:
Basic	7,236,000	7,204,000	7,229,000	7,187,000
Diluted	7,318,000	7,204,000	7,274,000	7,187,000

See accompanying notes to condensed consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	October 1, 2010	October 2, 2009
Cash flows from operating activities:
Net income (loss)	$2,438,000	$(2,230,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	752,000	1,531,000
Lease abandonment (recovery) expense, net	(62,000)	176,000
(Gain) loss on sale of equipment	(17,000)	1,000
Provision for doubtful accounts	259,000	1,071,000
Stock-based compensation	180,000	216,000
Changes in operating assets and liabilities:
Accounts receivable	(1,578,000)	1,737,000
Costs and estimated earnings in excess of billings on uncompleted contracts	(5,259,000)	801,000
Income tax receivable	(4,000)	(276,000)
Other receivables	(165,000)	(12,000)
Prepaid expenses and other current assets	391,000	606,000
Other assets	(92,000)	39,000
Accounts payable	1,487,000	(1,098,000)
Accrued liabilities	2,817,000	(702,000)
Billings in excess of costs and estimated earnings on uncompleted contracts	245,000	157,000
Deferred lease obligations	(97,000)	(269,000)
Net cash provided by operating activities	1,295,000	1,748,000

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(363,000)	(157,000)
Proceeds from sale of equipment	31,000	—
Payments for business acquisition	(2,103,000)	(2,372,000)
Net cash used in investing activities	(2,435,000)	(2,529,000)

Cash flows from financing activities:
Changes in excess of outstanding checks over bank balance	335,000	655,000
Payments on notes payable	(20,000)	(35,000)
Borrowings under line of credit	8,970,000	1,247,000
Repayments of line of credit	(8,970,000)	(1,247,000)
Principal payments on capital lease obligations	(102,000)	(133,000)
Proceeds from sales of common stock under employee stock purchase plan	87,000	84,000
Net cash provided by financing activities	300,000	571,000
Net (decrease) increase in cash and cash equivalents	(840,000)	(210,000)
Cash and cash equivalents at beginning of the period	8,445,000	8,144,000
Cash and cash equivalents at end of the period	$7,605,000	$7,934,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$35,000	$31,000
Income taxes	5,000	1,000

Supplemental disclosures of noncash investing and financing activities:
Equipment acquired under capital lease obligations	$88,000	$53,000

See accompanying notes to condensed consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 1, 2010
(Unaudited)

1.                                       BASIS OF PRESENTATION, ORGANIZATION AND OPERATIONS OF THE COMPANY

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments, which consist of only normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the consolidated results for the interim periods presented.  Results for the interim period are not necessarily indicative of results for the full year. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  The consolidated financial statements should be read in conjunction with Willdan Group, Inc.’s 2009 Annual Report on Form 10-K filed on March 30, 2010.

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

Accounting for Contracts

The Company enters into contracts with its clients that contain three principal types of pricing provisions: fixed price, time-and-materials, and unit-based.  Revenue on fixed price contracts is recognized on the percentage-of-completion method based generally on the ratio of direct costs incurred to date to estimated total direct costs at completion.  Revenue on time-and-materials and unit-based contracts is recognized as the work is performed in accordance with the specific terms of the contract.  Contracts that provide for multiple services or deliverables are evaluated as multiple-element arrangements to determine the appropriate unit of accounting, allocation of contract value, and method of revenue recognition for each element.  Revenue for amounts that have been billed but not earned is deferred and such deferred revenue is referred to as billings in excess of costs and estimated earnings on uncompleted contracts in the accompanying consolidated balance sheets.

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

Direct costs of contract revenue consist primarily of that portion of technical and nontechnical salaries and wages that has been incurred in connection with revenue producing projects.  Direct costs of contract revenue also include sub-consultant services and other expenses, including permitted depreciation and amortization, that are incurred in connection with revenue producing projects.

Direct costs of contract revenue exclude that portion of technical and nontechnical salaries and wages related to marketing efforts, vacations, holidays and other time not spent directly generating revenue under existing contracts.  Such costs are included in general and administrative expenses.  Additionally, payroll taxes, bonus expenses and other employee benefit costs for all Company personnel are included in general and administrative expenses in the accompanying consolidated statements of operations since no allocation of these costs is made to direct costs of contract revenue.  No allocation of facilities costs is made to direct costs of contract revenue nor is depreciation and amortization allocated to direct costs, unless otherwise permitted by contract.  The Company expenses direct costs of contract revenue when incurred.

Accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts based upon a review of all outstanding amounts on a monthly basis.  Management determines the allowance for doubtful accounts by identifying potentially troubled accounts and by using historical experience applied to an aging of accounts.  Credit risk, historically, has been generally minimal with public entities, but disputes may arise related to these receivable amounts or budget constraints could impact the timeliness of receipts.  Accounts receivables are written off when deemed uncollectible.  Recoveries of accounts receivables previously written off are recorded when received.

The value of retainage is included in accounts receivable in the accompanying consolidated financial statements.  Retainage represents the billed amounts that are retained by the customer, in accordance with the terms of the contract, generally until performance is substantially complete and accepted.  At October 1, 2010 and January 1, 2010, the Company had retained accounts receivable of approximately $409,000 and $65,000, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, income tax receivable, excess of outstanding checks over bank balance, accounts payable, accrued liabilities, notes payable and purchase price payable.  Pursuant to the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, the fair value of the Company’s cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.  We believe that the recorded values of all of our other financial instruments approximate their current values because of their nature and respective durations.

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

2.                                       BUSINESS COMBINATION

On June 9, 2008, the Company acquired all of the outstanding stock of Willdan Energy Solutions, formerly known as Intergy Corporation, a California-based consulting company that assists companies, institutions and agencies with planning and implementing their energy efficiency, water conservation and renewable energy strategies.  The acquisition cost recorded by the Company as of October 1, 2010 was $15.2 million, consisting of $9.9 million in cash paid at closing, a $0.2 million net asset value adjustment, a guaranteed payment of $1.0 million in cash paid in June 2009, an earn-out payment of $1.3 million paid in August 2009, an earn-out payment of $2.1 million paid in September 2010 and $0.7 million in transaction costs.  The acquisition cost may further increase by up to $2.8 million if Willdan Energy Solutions achieves certain financial targets over the annual period ending on the last day of the Company’s second fiscal quarter in 2011.  The Company has recorded $12.5 million of goodwill associated with the acquisition.

3.                                       GOODWILL AND OTHER INTANGIBLE ASSETS

As of October 1, 2010 and January 1, 2010, the Company had $12.5 million and $10.4 million of goodwill, respectively, all of which relates to the Energy Solutions reporting unit, which is a component of the Engineering Services reportable segment.

The changes in the carrying value of goodwill by reporting unit for the fiscal nine months ended October 1, 2010 were as follows:

	January 1, 2010	Goodwill Additions	October 1, 2010
Reporting Unit:
Energy Solutions	$10,371,000	$2,104,000	$12,475,000

Total	$10,371,000	$2,104,000	$12,475,000

The change in estimate to the carrying value of goodwill for the Energy Solutions reporting unit was a result of the payment of $2.1 million of additional purchase price payable as a result of Willdan Energy Solutions achieving certain financial targets though July 2, 2010, the end of the second earn-out period.

The gross amounts and accumulated amortization of the Company’s acquired identifiable intangible assets with finite useful lives as of October 1, 2010 and January 1, 2010, included in intangible assets, net in the accompanying consolidated balance sheets, were as follows:

	October 1, 2010		January 1, 2010
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization	Amortization Period (yrs)
Backlog	$920,000	$920,000	$920,000	$920,000	1
Training materials/courses	282,000	153,000	282,000	134,000	5
Non-compete agreements	30,000	30,000	30,000	29,000	3
	$1,232,000	$1,103,000	$1,232,000	$1,083,000

For the fiscal three and nine months ended October 1, 2010, the Company’s amortization expense for acquired identifiable intangible assets with finite useful lives was $4,000 and $20,000, respectively, compared to $14,000 and $589,000 for the fiscal three and nine months ended October 2, 2009, respectively.  Estimated amortization expense for acquired identifiable intangible assets for the remainder of fiscal 2010 and the succeeding years is as follows:

Fiscal year:
2010	$34,000
2011	46,000
2012	37,000
2013	12,000

$129,000

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

The following table sets forth the number of weighted-average shares used to compute basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009
	(In thousands, except per share data)

Net income (loss)	$788,000	$(878,000)	$2,438,000	$(2,230,000)

Weighted-average common shares outstanding	7,236,000	7,204,000	7,229,000	7,187,000
Effect of dilutive stock options	82,000	—	45,000	—
Weighted-average common stock outstanding-diluted	7,318,000	7,204,000	7,274,000	7,187,000

Earnings (loss) per share:
Basic and diluted	$0.11	$(0.12)	$0.34	$(0.31)

For the three and nine months ended October 1, 2010, 524,000 options were excluded from the calculation of dilutive potential common shares, compared to 566,000 and 591,000 options, respectively, for the same periods last year.  These options were not included in the computation of dilutive potential common shares because the assumed proceeds per share exceeded the average market price per share for the periods.  Accordingly, the inclusion of these options would have been anti-dilutive.

5.                                       EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consist of the following:

	October 1, 2010	January 1, 2010
Furniture and fixtures	$4,366,000	$4,452,000
Computer hardware and software	5,137,000	4,903,000
Leasehold improvements	800,000	748,000
Equipment under capital leases	770,000	719,000
Automobiles, trucks, and field equipment	350,000	424,000
	11,423,000	11,246,000
Accumulated depreciation and amortization	(10,124,000)	(9,650,000)
Equipment and leasehold improvements, net	$1,299,000	$1,596,000

6.                                       ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	October 1, 2010	January 1, 2010
Accrued bonuses	$177,000	$169,000
Paid leave bank	1,318,000	1,155,000
Compensation and payroll taxes	1,292,000	581,000
Accrued legal	49,000	136,000
Accrued workers’ compensation insurance	18,000	27,000
Accrued rent	431,000	563,000
Income taxes payable	699,000	—
Employee withholdings	181,000	171,000
Client deposits	181,000	469,000
Other	2,981,000	1,238,000
Total accrued liabilities	$7,327,000	$4,509,000

7.                                       LINE OF CREDIT

Under the terms of the Company’s credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”), as amended, the Company can borrow up to $5.0 million from time to time (as may be limited by the covenants in the credit agreement as discussed below) up to and until January 1, 2012.  Loans made under the revolving line of credit will accrue interest at either (i) the floating rate equal to the prime rate in effect from time to time or (ii) the fixed rate of 1.75% above LIBOR, at the Company’s election.  For prime rate loans, the interest rate will be adjusted when each prime rate change by the bank is announced and becomes effective.  There were outstanding borrowings of $1.0 million under this agreement, as of October 1, 2010.

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

The credit agreement contains customary representations and affirmative covenants, including a covenant to maintain a tangible net worth of at least $18.0 million at all times.  Tangible net worth is defined in the credit agreement as stockholders’ equity less intangible assets and loans or advances to, or investments in, any related entities or individuals.  The impact of any non-cash property lease termination expense of up to $1.0 million in the aggregate recorded during the period from October 1, 2009 through December 31, 2010 will be excluded from the calculation of tangible net worth under the credit agreement.  As of October 1, 2010, the Company’s tangible net worth as defined under the Company’s credit agreement was met.

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

The Company also leases certain office facilities under noncancellable operating leases that expire at various dates through the year 2015 and is committed under noncancellable operating leases for the lease of computer equipment and automobiles through the year 2012.

Employee Benefit Plans

The Company has a qualified profit sharing plan (“the Plan”) pursuant to Code Section 401(a) and qualified cash or deferred arrangement pursuant to Code Section 401(k) covering substantially all employees.  Employees may elect to contribute up to 50% of compensation limited to the amount allowed by tax laws.  Company contributions are made solely at the discretion of the Company’s board of directors.

The Company has a discretionary bonus plan for employees as determined by the Company’s president.  Bonuses are awarded if certain financial goals are achieved.  The financial goals are not stated in the plan; rather they are judgmentally determined each year.  In addition, the president may declare discretionary bonuses to key employees and all employees are eligible for what the Company refers to as the “hot hand” bonus program.  The Company’s compensation committee of the board of directors determines the compensation of the president.

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

Additional Purchase Price Payable related to the Willdan Energy Solutions Acquisition

As discussed in Note 2, if certain financial targets are achieved by Willdan Energy Solutions over the annual period ending on the last day of the Company’s second fiscal quarter in 2011, one additional purchase price payment will be paid.  The remaining payment cannot exceed $2.8 million, which is the $6.2 million maximum earn-out payments per the purchase agreement, less the earn-out amounts paid through the date hereof.

9.                                       INCOME TAXES

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the financial reporting basis and tax basis of the Company’s assets and liabilities, subject to a judgmental assessment of recoverability of deferred tax assets.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  The Company applied net operating loss carryforwards to the extent of tax expense related to the six months ended July 2, 2010.  In the three months ended October 1, 2010, the Company resumed its accrual of income tax expense after utilization of all of its federal net operating loss carryforwards.

10.                                       SEGMENT INFORMATION

The Company has three segments: Engineering Services, Public Finance Services and Homeland Security Services.  The Engineering Services segment includes Willdan Engineering, Willdan Geotechnical, Public Agency Resources, Willdan Resource Solutions and Willdan Energy Solutions.  The Engineering Services segment performs services for a broad range of public agency clients and, to a lesser extent, private industry, and offers a full complement of civil and geotechnical engineering, energy efficiency, sustainability, water conservation, construction management, municipal planning services and building and safety services to clients primarily located in California, New York, Arizona and to a lesser extent, other western states.  The Public Finance Services segment, which consists of Willdan Financial Services, provides expertise and support for the various financing techniques employed by public agencies to finance their operations and infrastructure along with the mandated reporting and other requirements associated with these financings.  The Homeland Security Services segment, which consists of Willdan Homeland Solutions, provides homeland security planning, exercise and training services, management consulting and public safety consulting services to cities, counties and related municipal service agencies.

The accounting policies applied to determine the segment information are the same as those described in the summary of significant accounting policies, included in the Company’s 2009 Annual Report on Form 10-K filed on March 30, 2010.  There were no intersegment sales during the fiscal three or nine months ended October 1, 2010 and October 2, 2009.  Management evaluates the performance of each segment based upon income or loss from operations before income taxes. Certain segment asset information including expenditures for long-lived assets has not been presented as it is not reported to or reviewed by the chief operating decision maker.

Financial information with respect to the reportable segments as of and for the fiscal three and nine months ended October 1, 2010 and the fiscal three and nine months ended October 2, 2009 is as follows:

	Engineering Services	Public Finance Services	Homeland Security Services	Unallocated Corporate	Intersegment	Consolidated Total
Fiscal Three Months Ended October 1, 2010
Contract revenue	$16,836,000	$2,632,000	$1,238,000	$—	$—	$20,706,000
Segment profit before income taxes	862,000	334,000	97,000	90,000	—	1,383,000
Net income	466,000	139,000	4,000	179,000	—	788,000
Segment assets	156,810,000	23,468,000	6,494,000	143,975,000	(283,021,000)	47,726,000

Fiscal Three Months Ended October 2, 2009
Contract revenue	$10,736,000	$2,985,000	$840,000	$—	$—	$14,561,000
Segment (loss) profit before income taxes	(1,652,000)	401,000	(116,000)	(21,000)	—	(1,388,000)
Net (loss) income	(1,025,000)	232,000	(72,000)	(13,000)	—	(878,000)
Segment assets	123,559,000	23,524,000	5,139,000	125,362,000	(234,148,000)	43,436,000

Fiscal Nine Months Ended October 1, 2010
Contract revenue	$46,104,000	$8,062,000	$3,858,000	$—	$—	$58,024,000
Segment profit (loss) before income taxes	2,104,000	778,000	366,000	(215,000)	—	3,033,000
Net income (loss)	1,708,000	583,000	274,000	(127,000)	—	2,438,000
Segment assets	156,810,000	23,468,000	6,494,000	143,975,000	(283,021,000)	47,726,000

Fiscal Nine Months Ended October 2, 2009
Contract revenue	$35,665,000	$9,101,000	$2,464,000	$—	$—	$47,230,000
Segment (loss) profit before income taxes	(4,200,000)	808,000	(89,000)	(45,000)	—	(3,526,000)
Net (loss) income	(2,597,000)	453,000	(59,000)	(27,000)	—	(2,230,000)
Segment assets	123,559,000	23,524,000	5,139,000	125,362,000	(234,148,000)	43,436,000

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

County of San Diego v. Willdan, Superior Court of California, Riverside County

A complaint was filed against the Company on February 28, 2008 relating to a project for the reconstruction of a portion of Valley Center Road located in an unincorporated area of San Diego County.  The design was completed by the Company and a contract was awarded to a construction contractor for construction of the improvements.  The construction was originally scheduled for completion in December 2008; however, completion was delayed until fall 2009.  The lawsuit alleges that the delays in construction were caused by errors and omissions in the Company’s preparation of reports and design and engineering of the project, resulting in additional design and construction costs, in an amount to be determined but alleged to be in excess of $5.0 million. The Company denies the allegations asserted in the lawsuit and will vigorously defend against the claims.  At October 1, 2010, the Company did not have a liability recorded on its balance sheet related to this complaint.

French v. Willdan Engineering, Superior Court of California, Riverside County

In January 1991, the Company was originally retained by the City of Calimesa, California to review and process development plans.  The Company has provided plan review continuously since that date under various contracts with the City.  As the City receives applications from developers for project approvals, the City forwards the project plans to the Company for processing.  The Company processes the plans and the City pays the Company. In August 2008, a suit was filed by a City employee alleging that the City processed development applications without first collecting fees from developers to cover the costs of processing.  The suit further alleges that even though the Company performed the work requested by the City, the City should not have paid the Company for its work in advance of collecting the developers’ fees.  The complaint was amended by the plaintiff in May 2010 to provide additional details and the Company has filed an answer to the amended complaint.  The plaintiff seeks to recover for the City amounts paid to the Company for processing project plans for which the developer fees have not been paid.  The City of Calimesa has not requested any refunds from the Company or joined in the litigation and the City continues to retain the Company’s services.  The Company does not believe that this suit has any merit and will vigorously defend this claim.  At October 1, 2010, the Company did not have a liability recorded on its balance sheet related to this complaint.

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

Overview

We are a provider of outsourced services to small and mid-sized public agencies and large public utilities in California, New York, Arizona, and to a lesser extent, other states throughout the United States.  Outsourcing enables these agencies to provide a wide range of specialized services, without having to incur and maintain the overhead necessary to develop staffing in-house.  We provide a broad range of services to public agencies and to a lesser extent, private industry, including:

•          Civil Engineering;

•          Geotechnical Engineering;

•          Energy Efficiency Consulting;

•          Financial and Economic Consulting;

•          Disaster Preparedness and Homeland Security; and

•          Building and Safety Services.

We operate our business through a network of offices located primarily in California and New York.  We also have operations in Arizona and, to lesser extent, other states throughout the United States.  As of October 1, 2010, we had a staff of 496 that includes licensed engineers and other professionals.  Our traditional clients have been public agencies in communities with populations ranging from 10,000 to 300,000 people.  We believe communities of this size are underserved by large outsourcing companies that tend to focus on securing large federal and state projects, as well as projects for the private sector.  We also provide services to large public utilities which service major metropolitan communities.  We seek to establish close working relationships with our public agency clients and, over time, to expand the breadth and depth of the services we provide to them.

While we currently serve communities throughout the country, our business with public agencies is concentrated in California and neighboring states.  We provide services to approximately 58% of the 481 cities and over 60% of the 58 counties in California.  We also serve special districts, school districts, a range of public agencies, and to a lesser extent, private industry.  Our business with large public utilities is concentrated in California and New York.

We were founded over 40 years ago, and today consist of a family of wholly-owned companies that operate within the following segments for financial reporting purposes:

Engineering Services.    Our Engineering Services segment includes the operations of our subsidiaries, Willdan Engineering, Willdan Geotechnical, Willdan Energy Solutions, Willdan Resource Solutions and Public Agency Resources (“PARs”).  These businesses collectively provide engineering-related services, geotechnical engineering services, environmental engineering and environmental related services and energy efficiency, water conservation, sustainability and renewable energy services to public agencies and, to a lesser extent, private industry.  Additionally, PARs primarily provides staffing to Willdan Engineering.  Willdan Engineering is our largest subsidiary and currently represents our core business.  Contract revenue for the Engineering Services segment represented approximately 79.5% and 75.6% of our consolidated contract revenue for the nine months ended October 1, 2010 and October 2, 2009, respectively.

Public Finance Services.    Our Public Finance Services segment consists of the business of our subsidiary, Willdan Financial Services, which offers financial and economic consulting services to public agencies.  Contract revenue for the Public Finance Services segment represented approximately 13.9% and 19.3% of our consolidated contract revenue for the nine months ended October 1, 2010 and October 2, 2009, respectively.

Homeland Security Services.    Our Homeland Security Services segment consists of the business of our subsidiary, Willdan Homeland Solutions, which offers homeland security, management consulting and public safety consulting services.  Contract revenue for our Homeland Security Services segment represented approximately 6.6% and 5.1% of our consolidated contract revenue for the nine months ended October 1, 2010 and October 2, 2009, respectively.

Recent Developments

Over the last two years, general economic conditions declined due to a number of factors including slower economic activity, a lack of available credit, decreased consumer confidence and reduced corporate profits and capital spending.   These conditions led to a slowdown in construction, particularly residential housing construction, in the western United States.  While general economic conditions are beginning to improve, the housing market has not recovered while other areas such as energy and homeland security are showing improvement.  As a result, we continue to experience declining revenue in our public finance services segment.  The economic conditions also resulted in declining revenue in our traditional engineering services, although revenue for our engineering services segment has increased for the past two quarters due to the performance of Willdan Energy Solutions.  We continuously evaluate our workforce and facility needs in each business area and focus on the efficient procurement of necessary services.

Components of Income and Expense

Contract Revenue

We enter into contracts with our clients that contain three principal types of pricing provisions: fixed price, time-and-materials and unit-based.  Contract revenue on our fixed price contracts is determined on the percentage-of-completion method based generally on the ratio of direct costs incurred to date to estimated total direct costs at completion.  Many of our fixed price contracts are relatively short in duration, thereby lowering the risks of not properly estimating the percent complete.  Revenue on our time-and-materials and unit-based contracts are recognized as the work is performed in accordance with specific terms of the contract.  Approximately 54% of our contracts are based on contractual rates per hour plus costs incurred.  Some of these contracts include maximum contract prices, but the majority of these contracts are not expected to exceed the maximum.  Contracts that provide for multiple services or deliverables are evaluated as multiple-element arrangements to determine the appropriate unit of accounting, allocation of contract value, and method of revenue recognition for each element.

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

Direct Costs of Contract Revenue

Direct costs of contract revenue consist primarily of that portion of technical and nontechnical salaries and wages that has been incurred in connection with revenue producing projects.  Direct costs of contract revenue also include sub-consultant services and other expenses that are incurred in connection with revenue producing projects.  Direct costs of contract revenue exclude depreciation and amortization, that portion of technical and nontechnical salaries and wages related to marketing efforts, vacations, holidays and other time not spent directly generating revenue under existing contracts.  Such costs are included in general and administrative expenses.  Additionally, payroll taxes, bonus expenses and other employee benefit costs for all of our personnel are included in general and administrative expenses since no allocation of these costs is made to direct costs of contract revenue.  No allocation of facilities costs is made to direct costs of contract revenue nor is depreciation and amortization allocated to direct costs.  We expense direct costs of contract revenue when incurred.

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

General and Administrative Expenses

General and administrative expenses include the costs of the marketing and support staff, other marketing expenses, management and administrative personnel costs, payroll taxes, bonus expenses and other employee benefits for all of our employees and the portion of salaries and wages not allocated to direct costs of contract revenue for those employees who provide our services.  General and administrative expenses also include facility costs, depreciation and amortization, professional services, including legal and accounting fees, and administrative operating costs.  Within general and administrative expenses, “Other” includes expenses such as professional services, legal and accounting fees, computer costs, travel and entertainment and marketing costs.  We expense general and administrative costs when incurred.

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

Goodwill Impairment Valuation

We test goodwill at least annually for possible impairment.  We complete our annual testing of goodwill as of the last day of the first month of our fourth fiscal quarter each year to determine whether there is impairment.  In addition to our annual test, we regularly evaluate whether events and circumstances have occurred that may indicate a potential impairment of goodwill.

We test our goodwill for impairment at the level of our reporting units, which are components of our operating segments.  The only reporting unit that still has goodwill is Willdan Energy Solutions, which is part of our engineering services segment.  The process of testing goodwill for impairment involves the determination of the fair value of the applicable reporting units.  To estimate the fair value of our reporting units, we use an income approach based on a multiple of historical cash flows, management’s estimates of future cash flows and other market data.  We also use a market approach based upon multiples of EBITDA, a non-GAAP financial measure, earned by similar public companies.  For our fiscal year 2009 annual impairment testing, we weighted the income approach and the market approach at 80% and 20%, respectively.  The income approach was given a higher weight because it has a more direct correlation to the specific economics of the reporting units than the market approach, which is based on multiples of public companies that, although comparable, may not provide the same mix of services as our reporting units.

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

	Fiscal Three Months Ended		Fiscal Nine Months Ended
Statement of Operations Data	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009

Contract revenue	100.0%	100.0%	100.00%	100.0%
Direct costs of contract revenue:
Salaries and wages	26.9	30.5	27.9	29.1
Sub-consultant services	26.2	12.2	18.8	13.5
Other direct costs	2.2	2.1	5.9	4.5
Total direct costs of contract revenue	55.3	44.7	52.6	47.1
General and administrative expenses:
Salaries and wages, payroll taxes, employee benefits	19.8	33.0	22.4	32.5
Facilities and facility related	5.4	7.6	5.6	7.1
Stock-based compensation	0.3	0.5	0.3	0.5
Depreciation and amortization	1.1	2.1	1.3	3.2
Lease abandonment (expense) recovery, net	(0.4)	1.3	(0.1)	0.4
Other	11.8	20.3	12.6	16.7
Total general and administrative expenses	38.0	64.8	42.1	60.4
Income (loss) from operations	6.7	(9.5)	5.2	(7.5)
Other income (expense):
Interest income	—	—	—	0.1
Interest expense	(0.1)	(0.1)	(0.1)	(0.1)
Other, net	—	—	—	—
Total other income, net	(0.1)	—	—	—
Income (loss) before income taxes	6.7	(9.5)	5.2	(7.5)
Income tax expense (benefit)	2.9	(3.5)	1.0	(2.7)
Net income (loss)	3.8%	(6.0)%	4.2%	(4.7)%

Three Months Ended October 1, 2010 Compared to Three Months Ended October 2, 2009

Contract revenue.    Our contract revenue was $20.7 million for the three months ended October 1, 2010, with $16.8 million attributable to the Engineering Services segment and $2.7 million attributable to the Public Finance Services segment.  Our Homeland Security Services segment generated $1.2 million during this period. Consolidated contract revenue increased $6.1 million, or 42.2%, to $20.7 million for the three months ended October 1, 2010, from $14.6 million for the three months ended October 2, 2009.  This was due to increases of $6.1 million, or 56.8%, in contract revenue for the Engineering Services segment, primarily as a result of the increase in demand for the services of Willdan Energy Solutions, and $0.4 million, or 47.7%, in contract revenue for the Homeland Security Services segment, partially offset by a decrease in contract revenue for the Public Finance Services segment of $0.4 million, or 11.8%.

Contract revenue for the Engineering Services segment has increased primarily because we have experienced an increase in demand for energy efficiency, sustainability and renewable energy services.  The increased revenues generated by Willdan Energy Solutions has offset lower revenues in other areas of our Engineering Services segment, which has been significantly impacted by the decline in the California residential housing market and state and local government budget cuts.  A source of revenue in our Engineering Services segment is fees assessed for building permits. Since the second half of fiscal 2007, we have experienced reductions in revenue from these fees because of the slowdown in residential construction in the western United States.  We have also experienced declines in our other building and safety projects which is both directly and indirectly affected by the housing market. Revenue in the Public Finance Services segment decreased primarily due to lower levels of activity in the financial consulting business as a result of the general downturn in macro-economic conditions.  Revenue in the Homeland Security Services segment has increased due to an increase in demand for our traditional and expanded homeland security, management consulting and public safety consulting services.  Our Homeland Security Services segment has expanded its service offerings beyond its traditional planning, training and exercise services to include public safety and interoperability communications and management consulting.

Direct costs of contract revenue.    Direct costs of contract revenue were $11.4 million for the three months ended October 1, 2010, with $10.3 million attributable to the Engineering Services segment, $0.6 million attributable to the Public Finance Services segment, and $0.5 million attributable to the Homeland Security Services segment.  Overall, direct costs increased by $4.9 million, or 75.7%, to $11.4 million for the three months ended October 1, 2010, from $6.5 million for the three months ended October 2, 2009.  This increase is primarily attributable to an increase in direct costs for our Engineering Services segment of $5.0 million.  Direct costs of contract revenue increased by $0.1 million for our Homeland Security Services segment and decreased by $0.2 million for our Public Finance Services segment.

Direct costs increased as a result of increases in salaries and wages, subconsultant services and other direct costs of $1.1 million, $3.7 million, and $0.1 million, respectively.  Within direct costs of contract revenue, salaries and wages decreased to 26.9% of contract revenue for the three months ended October 1, 2010 from 30.5% for the three months ended October 2, 2009.  Comparing those same periods, subconsultant services increased to 26.2% of contract revenue from 12.2% of contract revenue.  Consultant services increased primarily because of increased demand for the energy efficiency, sustainability and renewable energy services of our subsidiary Willdan Energy Solutions, which generally utilizes a higher percentage of subconsultants than our other subsidiaries.  Increased chargeability of labor also shifted more employee related costs to direct costs of contract revenue because we only allocate the portion of salaries and wages related to time spent directly generating revenues to direct costs of contract revenue.

General and administrative expenses.    General and administrative expenses decreased by $1.6 million, or 16.6%, to $7.9 million for the three months ended October 1, 2010 from $9.4 million for the three months ended October 2, 2009.  This was due primarily to a decrease of $1.5 million in general and administrative expenses of the Engineering Services segment.  General and administrative expenses decreased by $0.1 million for our Public Finance Services segment and increased by $0.1 million for our Homeland Security Services segment.  Our unallocated corporate expenses remained flat.  General and administrative expenses as a percentage of contract revenue decreased to 38.0% for the three months ended October 1, 2010 from 64.8% for the three months ended October 2, 2009.

Of the $1.6 million decrease in general and administrative expenses, approximately $0.7 million relates to decreases in salaries and wages, payroll taxes and employee benefits.  The reduction in employee related costs primarily resulted from increased chargeability of labor which shifted more employee related costs to direct costs of contract revenue.  As discussed above under “—Components of Income and Expense—Direct Costs of Contract Revenue,” we do not allocate that portion of salaries and wages not related to time spent directly generating revenue to direct costs of contract revenue.  General and administrative expenses also decreased by $0.3 million primarily as a result of a decrease in lease abandonment charges. There was a credit of $75,000 included in our income which related to a recovery of prior lease abandonment charges.  Our lease abandonment charges decreased because we were able to successfully renew certain abandoned facility lease terms on more favorable terms.  We were also able to terminate an abandoned facility lease early for which we had previously accrued an abandonment charge through the original term of the lease.  As a result, we had to reverse out prior accruals to lease abandonment charges. The remaining $0.1 million decrease was due to a decrease in the amortization expense of acquired intangible assets.  The remaining $0.4 million decrease in other general and administrative expenses is attributable to reductions in professional service fees and automobile and other expenses.

Income (loss) from operations.     As a result of the above factors, our operating income was $1.4 million for the three months ended October 1, 2010 as compared to an operating loss of $1.4 million for the three months ended October 2, 2009.  Income (loss) from operations as a percentage of contract revenue was 6.7% for the three months ended October 1, 2010, as compared to (9.5)% in the prior year period.

Other income (expense).    Other income (expense), net essentially remained flat in the three months ended October 1, 2010, as compared to the three months ended October 2, 2009.

Income tax expense (benefit).     Due to our exhaustion of certain net operating loss carryforwards, we recorded an income tax expense of $0.6 million for the three months ended October 1, 2010, compared to an income tax benefit of $0.5 million for the three months ended October 2, 2009.

Net income (loss).    As a result of the above factors, our net income was $0.8 million for the three months ended October 1, 2010 compared to a net loss of $0.9 million for the three months ended October 2, 2009.

Nine Months Ended October 1, 2010 Compared to Nine Months Ended October 2, 2009

Contract revenue.     Our contract revenue was $58.0 million for the nine months ended October 1, 2010, with $46.1 million attributable to the Engineering Services segment and $8.1 million attributable to the Public Finance Services segment.  Our Homeland Security Services segment generated $3.8 million during this period.  Consolidated contract revenue increased $10.8 million, or 22.9%, to $58.0 million for the nine months ended October 1, 2010, from $47.2 million for the nine months ended October 2, 2009.  This was due primarily to an increase of $10.4 million, or 29.2%, in contract revenue for the Engineering Services segment primarily as a result of the increase in demand for the energy efficiency, sustainability and renewable energy services of our subsidiary, Willdan Energy Solutions.  Contract revenue in the Public Finance Services segment decreased $1.0 million, or 11.4%, from $9.1 million to $8.1 million for the nine months ended October 1, 2010 as compared to the nine months ended October 2, 2009.  Contract revenue for our Homeland Security Services segment increased $1.4 million, or 56.8%, from $2.4 million to $3.8 million for the nine months ended October 1, 2010 as compared to the nine months ended October 2, 2009.

The $10.4 million increase in contract revenue for the Engineering Services segment resulted from an increase of $11.3 million of revenue recognized by Willdan Energy Solutions in the first nine months of fiscal 2010, partially offset by decreases in other areas of the Engineering Services segment.  Contract revenue for the Engineering Services segment was significantly impacted by the decline in the California residential housing market and state and local government budget cuts.  A source of revenue in our Engineering Services segment is fees assessed for building permits.  Since the second half of fiscal 2007, we have experienced reductions in revenue from these fees because of the slowdown in residential construction in the western United States.  We have also experienced a decline in our other building and safety projects which is both directly and indirectly affected by the housing market.  Revenue in the Public Finance Services segment decreased primarily due to lower levels of activity in the financial consulting business as a result of the general downturn in macro-economic conditions.  Revenue in the Homeland Security Services segment has increased due to an increase in demand for our traditional and expanded homeland security, management consulting and public safety consulting services.  Our Homeland Security Services segment has expanded its service offerings beyond its traditional planning, training and exercise services to include public safety and interoperability communications and management consulting.

Direct costs of contract revenue.    Direct costs of contract revenue were $30.5 million for the nine months ended October 1, 2010, with $26.6 million attributable to the Engineering Services segment and $2.2 million attributable to the Public Finance Services segment.  The additional $1.7 million is attributable to direct costs of contract revenue for our Homeland Security Services segment.  Overall, direct costs increased by $8.3 million, or 37.3%, to $30.5 million for the nine months ended October 1, 2010, from $22.2 million for the nine months ended October 2, 2009.  This increase is primarily attributable to an increase in direct costs within our Engineering Services segment of $8.1 million.  Direct costs of contract revenue increased by $0.5 million for our Homeland Security Services segment and decreased by $0.3 million for our Public Finance Services segment due to decreased levels of activity in the Public Finance Services segment.

Direct costs increased as a result of increases in salaries and wages, subconsultant services and other direct costs of $2.5 million, $4.5 million and $1.3 million, respectively.  Within direct costs of contract revenue, salaries and wages decreased to 27.9% of contract revenue for the nine months ended October 1, 2010 from 29.1% for the nine months ended October 2, 2009 and subconsultant services increased to 18.8% of contract revenue for the nine months ended October 1, 2010 from 13.5% of contract revenue for the nine months ended October 2, 2009.  Consultant services increased primarily because of increased demand for the energy efficiency, sustainability and renewable energy services of our subsidiary Willdan Energy Solutions, which generally utilizes a higher percentage of subconsultants than our other subsidiaries.  Increased chargeability of labor also shifted more employee related costs to direct costs of contract revenue because we only allocate the portion of salaries and wages related to time spent directly generating revenues to direct costs of contract revenue.

General and administrative expenses.     General and administrative expenses decreased by $4.1 million, or 14.3%, to $24.4 million for the nine months ended October 1, 2010 from $28.5 million for the nine months ended October 2, 2009.  This was due primarily to a decrease of $4.2 million in general and administrative expenses of the Engineering Services segment.  General and administrative expenses decreased by $0.7 million for our Public Finance Services segment and increased by $0.5 million for our Homeland Security Services segment.  Unallocated corporate expenses increased by $0.3 million.  General and administrative expenses as a percentage of contract revenue decreased to 42.1% for the nine months ended October 1, 2010 from 60.4% for the nine months ended October 2, 2009.

Of the $4.1 million decrease in general and administrative expenses, approximately $2.3 million relates to decreases in salaries and wages, payroll taxes and employee benefits.  The reduction in employee related costs primarily resulted from increased chargeability of labor which shifted more employee related costs to direct costs of contract revenue.  As discussed above under “—Components of Income and Expense—Direct Costs of Contract Revenue,” we do not allocate that portion of salaries and wages not related to time spent directly generating revenue to direct costs of contract revenue.  Our lease abandonment charges decreased because we were able to successfully renew certain abandoned facility lease terms on more favorable terms.  We were also able to terminate an abandoned facility lease early for which we had previously accrued an abandonment charge through the original term of the lease.  As a result, we had to reverse out prior accruals to lease abandonment charges. The decrease in depreciation and amortization expense of $0.8 million primarily resulted from the decrease in the amortization of acquired intangible assets.  The remaining $1.0 million decrease is attributable to reductions in facilities and facility related expenses, lease abandonment expenses and other general and administrative expenses.

Income (loss) from operations.     As a result of the above factors, our operating income was $3.0 million for the nine months ended October 1, 2010, as compared to an operating loss of $(3.5) million for the nine months ended October 2, 2009.  Income (loss) from operations as a percentage of contract revenue was 5.2% for the nine months ended October 1, 2010, as compared to (7.5)% in the prior year period.

Other income (expense).     Other income (expense), net essentially remained flat in the nine months ended October 1, 2010, as compared to the nine months ended October 2, 2009.

Income tax expense (benefit).     Due to our exhaustion of certain net operating loss carryforwards, we recorded an income tax expense of $0.6 million for the nine months ended October 1, 2010, compared to an income tax benefit of $1.3 million for the prior year period.

Net income (loss).    As a result of the above factors, our net income was $2.4 million for the nine months ended October 1, 2010 compared to a net loss of $2.2 million for the nine months ended October 2, 2009.

Liquidity and Capital Resources

As of October 1, 2010, we had $7.6 million of cash and cash equivalents.  Our primary sources of liquidity are cash generated from operations and funds available under our revolving line of credit with Wells Fargo Bank, National Association (“Wells Fargo”), which matures on January 1, 2012.  While we believe that our cash and cash equivalents on hand, cash generated by operating activities and funds available under our line of credit will be sufficient to finance our operating activities for at least the next 12 months, if we do experience a cash flow shortage or violate the current terms of our credit agreement, we may have difficulty obtaining additional funds on favorable terms, if at all.

Cash flows from operating activities

Cash flows provided by operating activities for the nine months ended October 1, 2010 resulted primarily from net income of $2.4 million plus adjustments for non-cash items of approximately $1.1 million and increases in accounts payable and accrued liabilities of approximately $4.3 million, partially offset by increases in accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts of $6.8 million.  Cash flows provided by operating activities for the nine months ended October 1, 2009 resulted primarily from adjustments for non-cash items of approximately $3.0 million and decreases in accounts receivable, costs and estimated earnings in excess of billing on uncompleted contracts and prepaid expenses of approximately $3.1 million, partially offset by a net loss of $2.2 million and decreases in accounts payable and accrued liabilities of approximately $1.8 million.

Cash flows from investing activities

Cash flows used for investing activities for the nine months ended October 1, 2010 and October 2, 2009 were primarily the result of additional payments made for the purchase of Willdan Energy Solutions in the amounts of $2.1 million and $2.4 million, respectively.

Cash flows from financing activities

Cash flows provided by financing activities were $0.3 million for the nine months ended October 1, 2010 compared to $0.6 million provided by financing activities for the nine months ended October 2, 2009.  Cash flows provided by financing activities decreased by $0.3 million primarily due to changes in excess of outstanding checks over bank balances during these periods.

Outstanding indebtedness

We currently have a revolving line of credit with Wells Fargo, which was amended on October 15, 2010. We have also financed, from time to time, insurance premiums by entering into unsecured notes payable with insurance companies.  During our annual insurance renewals in the fourth quarter of our fiscal year ended January 1, 2010, we elected not to finance our insurance premiums for fiscal 2010.

Under the terms of our credit agreement with Wells Fargo, we can borrow up to $5.0 million from time to time (as may be limited by the covenants in the credit agreement as discussed below) up to and until January 1, 2012.  Loans made under the revolving line of credit will accrue interest at either (i) the floating rate equal to the prime rate in effect from time to time or (ii) the fixed rate of 1.75% above LIBOR, at our election.  For prime rate loans, the interest rate will be adjusted when each prime rate change by the bank is announced and becomes effective.  There were outstanding borrowings of $1.0 million under this agreement as of October 1, 2010.

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

The credit agreement contains customary representations and affirmative covenants, including a covenant to maintain a tangible net worth of at least $18.0 million at all times.  Tangible net worth is defined in the credit agreement as stockholders’ equity less intangible assets and loans or advances to, or investments in, any related entities or individuals.  As of October 1, 2010, our tangible net worth as defined under our credit agreement was $19.5 million(1).

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

Contractual obligations

We had no material changes in commitments for long-term debt obligations, operating lease obligations or capital lease obligations as of October 1, 2010, as compared to those disclosed in our table of contractual obligations included in our Annual Report on Form 10-K for the year ended January 1, 2010.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

As of October 1, 2010, the impact of recent accounting pronouncements on the Company is not expected to be material.

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

The following is a reconciliation of stockholders’ equity to tangible net worth:

October 1, 2010

Stockholders’ equity	$31,824,000
Goodwill and other intangibles, net	(12,874,000)
Permitted lease abandonment	531,000

Tangible net worth	$19,481,000

•	Expectations about our intended geographical expansion;

•	Expectations about our ability to attract executive officers and key employees;

•	Evaluation of the materiality of our current legal proceedings; and

•	Expectations about positive cash flow generation and available cash and cash equivalents being sufficient to meet normal operating requirements.

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

We had cash and cash equivalents of $7.6 million as of October 1, 2010.  This amount includes $1.4 million invested in the Wells Fargo Stage Coach Sweep Investment Account and $5.3 million invested in the Wells Fargo Money Market Mutual Fund.  The balance of $0.9 million represents cash on hand in business checking accounts.  Although these investments are subject to variable interest rates, we do not believe we are subject to significant market risk for these short-term investments.

We do not engage in trading activities and do not participate in foreign currency transactions or utilize derivative financial instruments.  As of October 1, 2010, we had $1.0 million outstanding debt under our revolving credit facility that bears interest at variable rates.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of October 1, 2010.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, as of October 1, 2010.  No change in our internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

French v. Willdan Engineering, Superior Court of California, Riverside County

In January 1991, we were originally retained by the City of Calimesa, California to review and process development plans.  We have provided plan review continuously since that date under various contracts with the City. As the City receives applications from developers for project approvals, the City forwards the project plans to us for processing.  We process the plans and the City pays the Company for its services.  In August 2008, a suit was filed by a City employee alleging that the City processed development applications without first collecting fees from developers to cover the costs of processing.  The suit further alleges that even though we performed the work requested by the City, the City should not have paid us for our work in advance of collecting the developers’ fees.  The complaint was amended by the plaintiff in May 2010 to provide additional details and we have filed an answer to the complaint.  The plaintiff seeks to recover for the City amounts paid to Willdan for processing project plans for which the developer fees have not been paid.  The City of Calimesa has not requested any refunds from us or joined in the litigation, and the City continues to retain our services.  We do not believe that this suit has any merit and will vigorously defend this claim.

Item 1A.  Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended January 1, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  (Removed and Reserved)

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Exhibit Description
3.1	First Amended and Restated Certificate of Incorporation of Willdan Group, Inc., including amendments thereto(1)
3.2	Amended and Restated Bylaws of Willdan Group, Inc.(2)
10.1	Sixth Amendment to Credit Agreement, entered into on October 15, 2010, between Willdan Group, Inc. and Wells Fargo Bank, National Association*
10.2	Revolving Line of Credit Note for $5,000,000 dated October 15, 2010, by Willdan Group, Inc. in favor of Wells Fargo Bank, National Association*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002*

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
Date: November 15, 2010