Form 10-K
period 2010-12-31
Willdan Group, Inc.
filed 2011-03-29
CIK 1370450

Use these links to rapidly review the document

PART IV
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2010.
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

          The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as reported on the NASDAQ Global Market, as of the last business day of the registrant's most recently completed second fiscal quarter was $16.2 million.

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          On March 25, 2011, 7,256,755 shares of the registrant's common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Part III of this Form 10-K incorporates information by reference from the registrant's definitive proxy statement for the 2011 Annual Meeting to be filed on or prior to 120 days after the end of our fiscal year.

ii

PART I

ITEM 1.    BUSINESS

Overview

        We are a provider of professional technical and consulting services to small and mid-sized public agencies, large public utilities and, to a lesser extent, private industry primarily in California, New York, and Arizona. We enable the public agencies to provide a wide range of specialized services, without having to incur and maintain the overhead necessary to develop staffing in-house, by providing a broad range of services, including:

  •
  Civil Engineering and Planning;

  •
  Energy Efficiency and Sustainability Consulting;

  •
  Economic and Financial Consulting; and

  •
  Homeland Security and Communications and Technology Consulting.

        We operate our business through a network of offices located primarily in California and New York. We also have operations in Arizona and, to a lesser extent, other states throughout the United States. As of December 31, 2010, we had a staff of 540 which includes licensed engineers and other professionals. Based on our 2009 revenue, we ranked 177 out of 500 top design firms in Engineering News-Record's 2010 Design Survey. Our traditional clients have been public agencies in communities with populations ranging from 10,000 to 300,000 people. We believe communities of this size are underserved by large outsourcing companies that tend to focus on securing large federal and state projects, as well as projects for the private sector. We also provide services to large public utilities which service major metropolitan communities. We seek to establish close working relationships with our public agency clients and, over time, to expand the breadth and depth of the services we provide to them.

        While we currently serve communities throughout the country, our business with public agencies is concentrated in California and neighboring states. We provide services to approximately 58% of the 481 incorporated cities and over 60% of the 58 counties in California. We also serve special districts, school districts, a range of public agencies, and to a lesser extent, private industry. Our business with large public utilities is concentrated in California and New York.

        In fiscal years 2008 and fiscal 2009, general economic conditions declined due to a number of factors including slower economic activity, a lack of available credit, decreased consumer confidence and reduced corporate profits and capital spending, leading to a slowdown in construction, particularly residential housing construction, in the western United States. As a result of this slowdown, both our engineering services segment and public finance services segment suffered declines in revenue and operating margin compression. While economic conditions began to improve in fiscal 2010, the recovery has been slow, particularly with regard to our traditional engineering services and public finance services. See "Management's Discussion and Analysis of Financial Condition and Results of Operation."

        We were founded over 45 years ago and Willdan Group, Inc., a Delaware corporation, was formed in 2006 to serve as our holding company. Today, we consist of a family of wholly owned companies that operate within the following segments for financial reporting purposes:

        Engineering Services.    Our Engineering Services segment includes the operations of our subsidiaries, Willdan Engineering, Willdan Energy Solutions and Public Agency Resources (PARs). These businesses collectively provide civil engineering and planning services and energy efficiency and sustainability consulting services. Additionally, PARs primarily provides staffing to Willdan Engineering.

For fiscal years 2010 and 2009, revenue for the Engineering Services segment represented approximately 80% and 75%, respectively, of our overall contract revenue.

        Public Finance Services.    Our Public Finance Services segment consists of the operations of our subsidiary, Willdan Financial Services (WFS), which offers economic and financial consulting services to public agencies. For fiscal years 2010 and 2009, contract revenue for the Public Finance Services segment represented approximately 13% and 19%, respectively, of our overall contract revenue.

        Homeland Security Services.    Our Homeland Security Services segment consists of the operations of our subsidiary, Willdan Homeland Solutions, which offers homeland security and communications and technology consulting services. For fiscal years 2010 and 2009, contract revenue for our Homeland Security Services segment represented approximately 7% and 6%, respectively, of our overall contract revenue.

Our Markets

        We provide engineering, public finance and homeland security services primarily to government agencies and public utilities. We believe the market for these privatized governmental services is, and will be, driven by a number of factors, including:

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

        Private industry and public agencies, in response to an increased awareness of global warming and climate change issues among their constituents, are increasingly seeking out cost-effective, turn-key solutions that provide innovative resource management, energy efficiency, resource conservation and sustainability services. State and local governments are frequently turning to specialized resource conservation firms to strike the balance between environmental responsibility and economic competitiveness. Consultants have the expertise to develop efficient and cost effective solutions. The use of energy efficiency services, including audits, program design, benchmark analysis, metering and partnerships with local governments and utilities, provides city, local and state governments with the ability to realize long-term savings.

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

  Homeland Security Services

        After September 11, 2001, the need to protect civil infrastructure and implement additional security measures became a priority at all levels of government. In addition to the threat of terrorism, Hurricanes Katrina and Rita highlighted the vulnerability of our country's infrastructure to natural disasters, while the Deepwater Horizon oil spill along the Louisiana Gulf Coast emphasized the need for disaster preparedness. These events placed an increased burden on local and regional public agencies to be prepared to respond. In addition to fire and safety personnel, agencies responsible for the physical safety of infrastructure elements, such as water and wastewater systems, ports and airports, roads and highways, bridges and dams, are under increased pressure to prepare for natural and man-made disasters. Accordingly, the federal government now considers public works staff members to be "first responders" to such incidents and we believe that agencies are allocating resources accordingly.

        For fiscal year 2010, under the Department of Homeland Security Grant Program, (HSGP), the federal government provided approximately $1.8 billion to the states, which in turn disbursed these funds to local law enforcement and other agencies. The federal Department of Homeland Security ("DHS"), designated 64 metropolitan areas throughout the country to receive almost half of the HSGP funds through a program called the DHS Urban Areas Security Initiative, or UASI. Designated UASI metropolitan areas include eight metropolitan areas in California and the Phoenix, Arizona; Tucson, Arizona; Denver, Colorado; and Las Vegas, Nevada metropolitan areas. Homeland security funding has remained constant over the last four years and we do not anticipate a significant decrease from current funding levels at the federal or state levels in the foreseeable future.

Our Services

        We specialize in providing privatized services to public agencies. Our core client base is composed of cities, counties, special districts, other local and state agencies, tribal governments, large utilities and to a lesser extent, private industry.

        We are organized to profitably manage numerous small to mid-size contracts at the same time. With our focus on local and regional agencies, typical contracts can range from $1,000 to over $1,000,000 in contract revenue. Our typical project contracts have a duration of less than 12 months, although we have city services contracts that have been in effect for over 28 years. At December 31, 2010, we had approximately 2,100 open projects.

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

	Fiscal Year
	2010	2009	2008
Engineering Services	80%	75%	78%
Public Finance Services	13%	19%	19%
Homeland Security Services	7%	6%	3%

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

        Representative Projects.    Examples of typical projects we have in the Engineering Services segment include:

  •
  City of Elk Grove.  We partnered with the City of Elk Grove, a community of more than 140,000 located just south of Sacramento, California, to provide city engineering, municipal, and operational services, as well as public works management consulting services for the city's Public Works Department. Our involvement with Elk Grove dates back to before the city's incorporation in 2000. In 2010, the City Council opted for a structured move away from an all-contracting model with multiple vendors and selected Willdan to assist them in developing a new model that offers a better balance of experienced and cost-effective labor under a single vendor, provides checks and balances to ensure the efficient delivery of quality services and positions the Public Works Department for successful service management and delivery as the city continues to grow in population and complexity. We are providing the city with the service commitment of a fully staffed public works department.

  •
  L.A. County Department of Public Works (LACDPW).  We have been providing a variety of on-call services to LACDPW for over 10 years. Most recently, we prepared a flood risk mitigation alternatives study to begin the process of mitigating increased flood risks identified by the Los Angeles County Flood Control District (LACFCD) along Compton Creek and

    Dominguez Channel. The study will identify, analyze, and rank alternative solutions to address hydraulic deficiencies discovered by the LACFCD. In addition, the study will also analyze combinations of alternative solutions which address the flood control issues and incorporate multi-use benefit components that improve water conservation with input from the LACFCD, and watershed stakeholders. We were also contracted to provide engineering serviced related to a Sediment Placement Site (SPS) for La Tuna Canyon. The purpose of the proposed project is to ultimately provide storage for approximately 9 million cubic yards of fill material as an SPS. The conceptual grading phase, will determine the feasibility of implementing an SPS at this site and identifying any major constraints to complete the ultimate grading and staged grading for the project.

  •
  City of Paramount.  We have provided city engineering services to the City of Paramount for over 25 years, and presently serve as City Engineer and Water Engineer. In addition to providing staff augmentation services, we have provided traffic engineering, agency engineering, public works permits/inspection, development review, capital improvement projects design/inspection, Community Development Block Grant (CDBG) administration, grant writing, and National Pollution Discharge Elimination System (NPDES) services. We have overseen the design and construction of a number of water system improvements for the city. We aided the city in securing funding for several projects, including funds from Los Angeles County for arterial street storm drain and street resurfacing. In addition, we assisted in the acquisition of several small private water companies to consolidate the city's water system. Finally, we applied for and were awarded Safe Routes to School (SRTS) and Highway Safety Improvement Program (HSIP) grants for the city.

  •
  City of La Puente.  We are currently providing as-needed city and traffic engineering services to the City of La Puente, California. We provide staff augmentation, engineering design, construction management, project management, development review, pavement engineering, funding administration, plan check services, landscape architecture, surveying, and geotechnical engineering services to the city. Our current projects in the city include engineering design and construction management services for the wastewater and traffic engineering projects.

  •
  Los Angeles County Metropolitan Transportation Authority (MTA).  We teamed with another engineering firm to execute an engineering and design services project for the Los Angeles MTA. The project includes the construction of a Bus Rapid Transit (BRT) line that extends four miles north from Metro Orange Line Canoga Station to the Metrolink Chatsworth Station and the construction of four new stations at Sherman Way, Roscoe Boulevard, Nordhoff Street and Chatsworth Train Depot. This dedicated busway will offer improvements to north-south mobility in the western San Fernando Valley by connecting activity centers along the corridor and connecting the Metro Orange Line with Metrolink. Other benefits include faster travel times, improved bus connections, and better access to destinations throughout Los Angeles County. Construction is scheduled to be completed in the summer of 2012.

  •
  City of Long Beach.  For over five years, we have been providing the City of Long Beach with a range of services including construction management, public works observation, building and safety, and materials testing services relating to various public works projects throughout the city, including the inspection of tenant improvements.

  •
  Orange County Transportation Authority (OCTA).  We were hired by OCTA to prepare plans, specifications and estimates for a new Metrolink commuter rail station in the City of Placentia, California. The new station will be located along the San Bernardino subdivision of the BNSF Railway. The project site, identified in the environmental document, is approximately 4.75 acres. The project will provide a commuter rail station that meets current and future transit demand. The station is a key component of transit-oriented development envisioned in the Westgate Specific Plan for the city. The Metrolink station project will include street improvements, railroad track improvements, pedestrian improvements, new rail platforms, and parking facilities.

  •
  Casino Del Sol.  We are under contract with the Pascua Yaqui Indian Community to perform plan review and inspections for a 480,000-square-foot hotel and casino expansion project. We will serve as the Communities Building Official during construction of the project and will provide staff to perform the jurisdictional plan review and inspections on the project.

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

  •
  Data Centers.  We are providing comprehensive energy efficiency services to data center facility managers in the NYSERDA (New York), Southern California Edison (SCE) and Oncor Electric (Texas) service territories. The programs provide data centers with assistance in design, construction, and implementation of cost-effective energy efficiency strategies (such as virtualization, cooling system optimization, server load prioritization, and next generation servers). In addition to the energy efficiency services, we provide data centers with financial incentives to help offset feasibility, audit, and implementation costs.

  •
  San Gabriel Valley.  We developed the San Gabriel Valley Energy Wise Partnership, a comprehensive energy efficiency program targeting 32 cities in the San Gabriel Valley, assisting in the creation of a mutually beneficial relationship between Southern California Edison, Southern California Association of Governments and the San Gabriel Valley Council of Governments. The program delivered about 3 million kWh in annual energy savings from a combination of commissioning and retro-commissioning projects in three San Gabriel Valley cities. Additionally, the program increased awareness of energy efficiency programs and the importance of energy conservation among residents and businesses.

  •
  San Francisco Public Utility Commission (SFPUC).  We worked for the SFPUC to implement the San Francisco Water Savers program. The SFPUC Water Savers Program targeted high-consumption, non-residential water customers that represent the highest 20 percent of water users. The program leverages associated energy-saving opportunities to maximize customer financial incentives through the adoption of water-saving technologies. The program represented a savings of approximately 750 acre feet of water to the SFPUC. We have also provided municipal water audit services to the SFPUC.

  •
  Southern California Edison (SCE).  We are currently implementing the Hospital Facility Energy Efficiency Program (HFEEP), a SCE 2010-2012 retrofit program that offers cash incentives to energy consumers for providing comprehensive energy efficiency services to existing equipment or systems in medical office buildings. HFEEP targets medical office buildings and medical facilities for energy efficiency implementations, and delivers annual energy savings of roughly 12 million kWh. We are also implementing the Lodging Energy Efficiency Program in SCE territory which targets annual energy savings of over 40 million kWh, the SCE Direct Install Program, and the California Preschool Energy Efficiency Program (CPEEP) in partnership with the Low Income Investment Fund.

  •
  Pacific Gas & Electric (PG&E).  We are currently providing a number of programs for PG&E. The Hospital Energy Efficiency Program (HEEP) offers turn-key energy efficiency services for hospitals and medical office buildings in PG&E's territory. The Ozone Laundry Energy Efficiency Program (OLEEP) captures cost-effective natural gas savings for on-premise laundry equipment in the hospitality and medical segments, correctional facilities and other commercial facilities. We are working with Sylvania Lighting on the implementation of the High Performance Lighting Program which will deliver cost-effective, energy efficient, state-of-the-art lighting solutions to office buildings, warehouses, and other large commercial buildings. We are also implementing the large hotel segment of PG&E's Lodging Savers program, focusing on energy efficiency solutions for hotels as well as the California Preschool Energy Efficiency Program (CPEEP) in partnership with the Low Income Investment Fund. This program has completed energy efficiency retrofits at over 1,500 preschools across the state of California.

  •
  Silicon Valley Power (SVP).  We are currently providing services to SVP across three different energy efficiency programs; the SVP Retro-commissioning (RCx) Program, SVP City Facility (RCx) Program and the SVP City Facility RCx Program Sustainable Preschools Program. The SVP Retro-commissioning (RCx) Program was originally funded in 2007 to provide retro-commissioning services to large commercial customers in Santa Clara. The program goal was exceeded in 2009 and the program was extended into the 2010-2011 cycle. The current RCx program has a program goal of 2.2 million kWh and has more than 90% of the kWh installed. The program has successfully worked with a number of customers in Santa Clara and their contractor implementation teams. The SVP City Facility RCx Program is managed by WES to provide American Recovery and Reinvestment Act (ARRA) funded RCx services on six Santa Clara City owned buildings. The program goal is to achieve 750,000 kWh with no co-payment from the City other than the ARRA stimulus funding. As of January 2011, the program has completed installations at five of the six establishments. The SVP City Facility RCx Program Sustainable Preschools Program was originally funded in 2009 to serve preschools with turnkey lighting upgrades. The program coordinated lighting audits, assisted in contractor selection, project inspections and offered financial assistance to private and publicly funded preschools.

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

  •
  Reassessment engineering for bond refunding; and

  •
  Infrastructure analysis both to evaluate the need for rehabilitation efforts, and for financial reporting purposes, in association with Willdan Engineering.

        Federal Compliance Services.    We offer federal compliance services to issuers of municipal securities, which can be cities, towns, school districts, housing authorities and other entities that are eligible to issue tax-exempt securities. Specifically, we provide arbitrage rebate calculations and municipal disclosure services that help issuers remain in compliance with federal regulations. We provide these reports, together with related compliance services such as bond elections, temporary period yield restriction, escrow fund monitoring, rebate payments and refund requests. In terms of continuing disclosure services, we both produce the required annual reports and disseminate those reports on behalf of the issuers. We provide federal compliance services to approximately 610 issuers in 38 states and the District of Columbia on more than 2,500 bond issues totaling over $60 billion in municipal debt.

        Representative Projects.    Examples of typical projects we have in the Public Finance Services segment include:

  •
  City of Glendale.  We have been retained by the City of Glendale, California, Department of Water and Power (DWP) to conduct a review and update of their water rates. The project involves the preparation of a comprehensive financial plan that includes an analysis of revenue requirements and a detailed analysis of the budget and costs for water service, including capital improvements. Costs will then be allocated to appropriate customer classes and an appropriate rate structure developed. Finally we will assist the city in conducting stakeholder outreach, and conducting meetings for the water commission and the City Council. One key component of interest will be accounting for the implementation of a new Smart Meter system that the DWP is in the process of completing. This new metering technology may allow the ability to collect information that may change the approach to developing the new rates.

  •
  County of San Diego.  We continue to provide comprehensive special district consulting services to the County of San Diego, California. We are currently working with them on the development of a county wide Community Facilities District (CFD), or series of CFDs that will incorporate nine established watershed areas. The purpose of the CFDs will be to finance the implementation and ongoing maintenance of Best Management Practices (BMPs) for the effective control of storm water runoff. These BMPs will assist in controlling runoff, and more importantly limiting pollutant discharge.

  •
  Coachella Valley Conservation Commission.  The Coachella Valley Multiple Species Habitat Conservation Plan/Natural Community Conservation Plan (Plan) required a primary funding source for habitat acquisition and long term monitoring and management activities that aim to protect 90,000 acres during the 75 year life of the Plan. We are providing financial analysis and documentation required by state law and municipal ordinance to update the Local Development Mitigation Fee paid by new development in the Valley. The fee is necessary for local governments to comply with the Plan's Implementing Agreement and benefit from streamlined development review under the state and federal Endangered Species Act. We prepared the original study.

  •
  City of Santa Clarita.  We were retained by the City of Santa Clarita, California to administer Santa Clarita's Community Facilities District, Special Districts (comprised of approximately 56,000 parcels), Landscape Maintenance Districts (comprised of 40 zones and 65,062 parcels), Streetlight Maintenance Districts (comprised of 95 annexations and 47,273 parcels) and Benefit Assessment Districts (comprised of 8 districts and 1,516 parcels). Administration of the districts consists of reviewing district budgets, preparing and updating the parcel database, drafting resolutions, preparing the annual Engineer's Report, building district maps for each of the districts administered by utilizing GIS (Geographic Information System), attending public hearings, updating and transferring levy data to the county, researching parcel levy exceptions and preparing final annual reports that provide overall revenue that will be collected for the districts. We are also the technical advisor on annexation and formation projects where we assist the city with numerous formations and annexations for Special Districts with emphasis on Proposition 218 noticing and balloting. Services provided include public outreach, development of Engineer's Reports, creating balloting database, tabulation of ballots and attending public hearings.

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

  •
  Central Basin Municipal Water District.  We were retained by the Central Basin Municipal Water District for staff augmentation services on an interim basis. In the capacity of the District's Chief Financial Officer, we complete the District's Comprehensive Annual Financial Report, develop the District's annual budget, provide an assessment of the finance department's current staffing plan, and recommend any modifications to the services provided by the department and/or structure. We also work with District staff to prepare financial information included in the monthly Board reports, review all check requests and check runs, manage investments and cash flows, and prepare monthly closing entries and financial statements. Among other duties, we are responsible for ensuring the IRS, SEC, and US Bureau of Reclamation filings are completed.

  •
  City of Lake Worth.  The City of Lake Worth, Florida, currently contracts with the Palm Beach County Sheriff's Office for community wide police protection. With continuing declines in once stable revenue streams, the city required a lower cost alternative while demonstrating the ability to provide the same level of police department services currently in place. Willdan Financial Services and Willdan Homeland Solutions participated in a joint study to provide the city with both the organizational structure required to maintain current service levels while achieving the city's budgetary goals.

Homeland Security Services

        In fiscal 2004, we formed our subsidiary Willdan Homeland Solutions (WHS), formerly known as American Homeland Solutions. WHS provides homeland security and public safety consulting services to cities, counties and related municipal service agencies, such as utility and water companies, as well as school districts, port and transportation authorities, tribal governments and large business enterprises with a need for homeland security related services. We staff our projects in this area with former high-level local and regional public safety officers and focus on solutions tailored for local agencies and their personnel. Our services include the following:

        Training Services.    We design customized training courses for all aspects of disaster, unusual occurrence and emergency responses. In this regard, we have developed and own several training courses that meet or exceed the requirements for the federal National Incident Management System (NIMS) training. These courses assist clients in meeting their obligations to prepare their staff to utilize the NIMS. Our courses have been approved by California's Commission on Peace Officers Standards and Training, the California Emergency Management Agency, and the Federal National Integration Center, Training and Education Division, formerly the Department of Homeland Security's "Office of Grants and Training."

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

        Communications and Technology.    We provide homeland security, public safety, and emergency response capabilities for government and corporate clients that focus on integrating local resources and assets within federal, state, and local systems. Core competencies within Communications and Technology include requirements development, integration, life cycle analysis, system design, procurement and selection, deployment, interoperability, project management, quality management, assessments, conceptual and final design and gap analysis in the public safety radio land mobile communications and corporate market including broadband networks, commercial cellular test plans, data networks, microwave network planning and related engineering design.

        Representative Projects.    Examples of typical Homeland Security Services projects include:

  •
  Southern Planning Area Project (SPA).  We were awarded a second $1.8 million contract with GTSI, Inc. to provide public safety interoperable communications professional services to the 11 California counties that comprise the California Statewide Interoperability Executive Committee Southern Planning Area (SPA). The SPA is an area larger than the State of New York with a population of more than 22 million. As the technical lead on the project, we are providing strategic planning, exercise development and assessment services in the development of the SPA's region wide integration of public safety communications. Our communications professionals will support each of the 11 counties with the goal of unifying the communications systems and improving the SPA's interoperable communications through compliance with the California Statewide Communication Interoperability Plan and the National Emergency Communication Plan.

  •
  Continuity of Operations Plan (COOP) Program.  We were awarded a $981,000 contract in 2010 to establish a COOP program. The program was broken into four developmental phases to support 25 cities and 3 Police Departments in Orange County, California. Phase I includes the development of COOP plans for an estimated 280 city departments and overarching plans for each city. We provide COOP training for each city during Phase II. Tabletop or discussion-based exercises are designed, developed and delivered to each city during Phase III. Lessons learned during the first three phases are used to finalize the plans in Phase IV. We are currently implementing this program, with an estimated completion date of March 2012.

  •
  Terrorism Prevention Exercise Program (TPEP).  We were awarded a $250,000 contract to support the DHS, National Exercise Division TPEP. The TPEP is broken into three objectives: (1) Program Management and Policy Development; (2) Prevention Exercises; and (3) Interagency Coordination and Integration. Our personnel supported each of these objectives. Under Objective 1, we supported program management in providing direction to future TPEP initiatives. Additionally, we continue to lead the development of all TPEP policy initiatives in support of DHS with the integration of Prevention Exercise Methodologies into the revision of Homeland Security Exercise and Evaluation Program (HSEEP) doctrine as a national standard. Under Objective 2, we supported and led several prevention exercises, including TPEP's first cross-border functional exercise. Lastly, under Objective 3, we supported TPEP through formal conference workshops and key note addresses, which included the DOJ/DHS Western Regional Fusion Center Conference and the FEMA National Training and Exercise Conference.

Competitive Strengths

        Founded over 45 years ago, we have a well-established track record of providing a wide range of privatized services to the public sector. We have developed the experience base, professional staff and support technology and software necessary to quickly and effectively respond to the needs of our clients. We believe we have developed a reputation within our industry as problem solvers across a broad range of client issues. Some of our competitive strengths include:

        Quality of service.    We pride ourselves on the quality of service that we provide to our clients. The work for which we compete is awarded primarily based on the company's qualifications, rather than the fees proposed. We believe that our service levels, experience and expertise satisfy even the most rigorous qualification standards. We have developed a strong reputation for quality, based upon our depth of experience, ability to attract quality professionals, customized technology and software that support our services, local knowledge and the expertise we possess across multiple disciplines. We believe we are well-positioned to serve public sector clients due to our knowledge of the unique reporting processes and operating procedures of public agencies, which differ substantially from the private sector. We believe our high quality of service is a significant reason we currently provide services to approximately 58% of the cities and over 60% of the counties in California.

        Broad range of services.    Our focus on customer service has led us to continually broaden the scope of the services we provide. At different stages in our history, as the needs of our public sector clients have evolved, we have developed service capabilities complementary to our core engineering business, including building and safety services, financial and economic services, planning services, geotechnical services, code enforcement services, disaster planning and homeland security services, and more recently, energy efficiency and sustainability. Further, because we recognize that local public sector projects and issues often cross departmental lines, we have developed the ability to deliver multiple services in a cohesive manner to better serve our client communities as a whole.

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

        Strong, long-term client relationships.    We have developed strong relationships with our public agency clients, some of whom we have worked with for over 27 years. The value of these long-term relationships is reflected in the recurring award of new projects, ongoing staffing assignments, and long-term projects that require high-level supervision. We also seek to maintain close personal relationships with public agency decision-makers to strengthen our relationships with them and the agencies with which they work. We frequently develop new client relationships as our public agency contacts are promoted or move to other agencies. Our strong culture of community involvement and leadership in key public agency organizations underscores our customer focus and helps us cultivate and expand our client base.

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

Clients

        Our clients primarily consist of cities, counties, redevelopment agencies, water districts, school districts and universities, state agencies, federal agencies, a variety of other special districts and agencies, tribal governments, public utilities and to a lesser extent, private industry. Our typical client is an agency serving communities of 10,000 to 300,000 people. In fiscal 2010, we served over 800 distinct clients. For fiscal 2010, we had one client, the Consolidated Edison Company of New York, that accounted for 21% of our consolidated contract revenue. None of our other clients accounted for over 6% of our consolidated contract revenue. Our clients are based in California, New York, Arizona and, to a lesser extent, other states throughout the United States. In fiscal 2010, services provided to public agencies and, to a lesser extent, private industry in California accounted for approximately 68% of our contract revenue.

Contract Structure

        We provide our services under contracts, purchase orders or retainer letters. The contracts we enter into with our clients contain three principal types of pricing provisions:

  •
  Time and materials provisions provide for reimbursement of costs and overhead plus a fee for labor based on the time expended on a project multiplied by a negotiated hourly billing rate. The profitability achievable on a time and materials basis is driven by billable headcount and cost control.

  •
  Unit based provisions require the delivery of specific units of work, such as arbitrage rebate calculations, dissemination of municipal securities continuing disclosure reports, or building plan checks, at an agreed price per unit, with the total payment under the contract determined by the actual number of units performed.

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

        We also receive monthly retainers from a limited number of our clients. The following table presents, for the periods indicated, the approximate percentage of our contract revenue subject to each type of pricing provision:

	Fiscal Year
	2010	2009
Time and materials	44%	41%
Unit based	27%	20%
Fixed price	28%	37%
Monthly retainer	1%	2%

Total	100%	100%

        The percentage of our contract revenue derived from fixed price contracts decreased to 28% in fiscal year 2010 from 37% in fiscal year 2009 primarily because Willdan Energy Solutions had time and materials and unit based provisions in a higher percentage of its new contracts than it had in previous years.

        For time and materials and fixed price contracts, we bill our clients periodically in accordance with the contract terms based on costs incurred, on either an hourly fee basis or on a percentage of completion basis, as the project progresses. For unit based and retainer based contracts, we bill our clients upon delivery of the contracted item or service, and in some cases, in advance of delivery.

        Our contracts come up for renewal periodically and at the time of renewal may be subject to renegotiation, which could impact the profitability on that contract. In addition, during the term of a contract, public agencies may request additional or revised services which may impact the economics of the transaction. Most of our contracts permit our clients, with prior notice, to terminate the contracts at any time without cause. While we have a large volume of transactions, the renewal, termination or modification of a contract, in particular our contract with Consolidated Edison of New York, may have a material adverse effect on our consolidated operations.

Competition

        The market for our services is highly fragmented. We often compete with many other firms ranging from small local firms to large national firms. Contract awards are based primarily on qualifications, relevant experience, staffing capabilities, geographic presence, stability and price.

        Doing business with governmental agencies is complex and requires the ability to comply with intricate regulations and satisfy periodic audits. We have been serving cities, counties, special districts and other public agencies for over 45 years. We believe that the ability to understand these requirements and to successfully conduct business with governmental entities and agencies is a barrier to entry for potential competitors.

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

        We believe that the primary competitors for our Engineering Services segment include Charles Abbott & Associates, Inc., Bureau Veritas, Harris & Associates, Psomas, RBF Consulting, Tetra Tech, Inc., Stantec, Inc., Michael Baker Corporation, TRC Companies, Inc., AECOM Technology Corporation, CH2M Hill and Jacobs Engineering Group, Inc. Our chief competitors in our Public Finance Services segment include David Taussig & Associates, Harris & Associates and NBS Government Finance Group. We believe the Homeland Security Services segment competes primarily with EG&G (a division of URS Corporation) and SRA International, Inc.

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

Employees

        At December 31, 2010, we had approximately 387 full-time employees and 153 part-time employees. All Public Agency Resources' employees are classified as part-time. Our employees include, among others, licensed civil, traffic and structural engineers, land surveyors, certified building officials, licensed geotechnical engineers and engineering geologists, certified inspectors and plans examiners, licensed architects and landscape architects, certified planners, and information technology specialists. We believe that we attract and retain highly skilled personnel with significant industry experience and strong client relationships by offering them challenging assignments in a stable work environment. We believe that our employee relations are good. We currently have one field survey employee covered by a Master Labor Agreement between the International Union of Operating Engineers Local Union No. 12 and the Southern California Association of Civil Engineers and Land Surveyors, which expires in October 2013.

        The following table sets forth the number of our employees in each of our business segments and our holding company:

	As of Fiscal Year End
	2010	2009	2008
Engineering Services	383	324	401
Public Finance Services	64	65	74
Homeland Security Services	29	20	16
Holding Company Employees (Willdan Group, Inc.)	64	57	59

Total	540	466	550

        At December 31, 2010, we contracted with approximately 162 former and current public safety officers to conduct homeland security services training courses. These instructors are classified as subconsultants and not employees.

Intellectual Property

        The Willdan, Willdan Group, Inc., Willdan Engineering, Willdan Financial Services, Willdan Energy Solutions and Willdan Homeland Services names are service marks of ours, and we have obtained a service mark for the Willdan logo. We have also obtained federal trademark registration with the United States Patent and Trademark Office for the "Willdan" name and the "extending your reach" tagline. We believe we have strong name recognition in the western United States and New York, and that this provides us a competitive advantage in obtaining new business. Consequently, we believe it is important to protect our brand identity through trademark registrations. The name and logo of our proprietary software, MuniMagic®, are registered trademarks of Willdan Financial Services, and we have registered a federal copyright for the source code for the MuniMagic® software. We license the MuniMagic® software to existing clients pursuant to licensing agreements that allow varying levels of access to data. This technology allows clients to view their own data and is a form of deliverable to our clients. The use of licensing provides us protection for this proprietary technology. MuniMagic® is not a commercial product offered for sale.

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

ITEM 1A.    RISK FACTORS

Risks Relating to Our Business and Industry

A further downturn in public and private sector construction activity in the regions we serve, or other conditions that impact the construction industry, may have a material adverse effect on our business, financial condition and results of operations.

        A further downturn in construction activity in our geographic service areas may affect demand for our services, which could have a material adverse effect on our results of operations and our financial condition. During fiscal year 2010, a portion of our contract revenue was generated by services rendered to public agencies in connection with private and public sector construction projects.

        In fiscal 2008 and 2009, general economic conditions declined due to a number of factors including slower economic activity, a lack of available credit, decreased consumer confidence and reduced corporate profits and capital spending, leading to a slowdown in construction, particularly residential housing construction, in the western United States. As a result of this slowdown, both our engineering services segment and public finance services segment suffered declines in revenue and operating margin compression and we made several reductions in workforce and facility leases. While economic conditions began to improve in fiscal 2010 and we began to increase our workforce again, the recovery has been slow with regard to our traditional engineering services and public finance services. If the economy declines again, we will need to evaluate whether reductions in headcount and facilities in geographic areas that are underperforming are again needed.

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

        Adverse economic and other conditions affecting the local and regional economies of California may reduce the demand for our services, which could have a material adverse effect on our business, financial condition and results of operations. During fiscal year 2010, approximately 68% of our contract revenue was derived from services rendered to public agencies and, to a lesser extent, private industry in California, including contract revenue from public utilities. From 1991 to 1996, California experienced an economic downturn that had a negative impact on the construction and development sectors. This economic downturn caused us to experience cash flow difficulties and substantial operating losses. California experienced another economic downturn in fiscal 2009, which negatively impacted our revenue and profitability. Our revenue in fiscal year 2009 decreased by 15.8% from fiscal year 2008 and we sustained a net loss of $5.6 million for fiscal year 2009 as compared to net loss of $1.6 million for fiscal year 2008. We believe the downturn in the residential housing market had a significant impact on our results, in particular the loss of revenue from fees associated with building permits and inspection services.

We may not be able to obtain capital when desired on favorable terms, if at all, or without dilution to our stockholders, which may impact our ability to execute on our current or future business strategies.

        We anticipate that our current cash, cash equivalents, cash provided by operating activities and funds available through our revolving line of credit will be sufficient to meet our current and anticipated needs for general corporate purposes during the next 12 months. It is possible, however, that we may not generate sufficient cash flow from operations or otherwise have the capital resources to meet our future capital needs. For example, at the end of our third and fourth fiscal quarters in 2008, we did not meet certain financial covenants under our revolving credit facility with Wells Fargo Bank, National Association ("Wells Fargo"). As a result of these covenant violations, Wells Fargo was no longer obligated to extend funds to us under the revolving credit agreement. Wells Fargo waived these breaches and eliminated or modified certain financial covenants in the credit agreement in exchange for a reduction in the commitment from $10 million to $5 million, increased pricing and additional collateral being provided. As of December 31, 2010, we had $1.0 million in outstanding borrowings under this facility. The credit agreement, as amended, matures on January 1, 2012. If we fail to comply with any covenant, including the remaining financial covenant, in the credit agreement, any loans outstanding at that time could be accelerated by Wells Fargo and Wells Fargo would not be obligated to make any new loans under the revolving credit facility. We cannot provide any assurance that Wells Fargo will continue to make loans under the facility if we violate a covenant in the future or that Wells Fargo will renew the facility when it expires. If this occurs and we do not generate sufficient cash flow from operations or otherwise, we may need additional financing to execute on our current or future business strategies, which include the following:

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

We depend on a client for a significant portion of our business.

        Our largest client, Consolidated Edison Company of New York, accounted for approximately 21% of our consolidated contract revenue in fiscal 2010. This revenue primarily relates to the contract we entered into in fiscal 2009. The loss of, or reduction in orders from this client could have a material adverse effect on our business, financial condition and results of operations.

Legislation may be enacted that limits the ability of state, regional or local agencies to contract for our privatized services. Such legislation would affect our ability to obtain new contracts and may decrease the demand for our services.

        Legislation is proposed periodically, particularly in the state of California, that attempts to limit the ability of governmental agencies to contract with private consultants to provide services. Should such legislation pass and be upheld, demand for our services may be materially adversely affected. During fiscal year 2010, approximately 68% of our contract revenue was derived from services rendered to public agencies, including public utilities, in California. While attempts at such legislation have failed in the past, as the composition of California's legislative body changes over time there is an increased risk that measures could be adopted in the future that limit the market for privatized services.

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

        For example, the Professional Engineers in California Government, or PECG, a union representing state civil service employees, began challenging Caltrans' hiring of private firms in 1986, and in 2002 began a judicial challenge of Caltrans' hiring practices based on Caltrans' interpretation of the effect of Proposition 35 (Professional Engineers in California Government, et al. v. Jeff Morales, et al.). The California Supreme Court ruled in favor of Caltrans, concluding that Caltrans may hire private contractors to perform architectural and engineering services on public works. Although Caltrans was successful in this litigation, similar claims may be brought in the future and we cannot predict their outcome. If a state or other public employee union is successful in its challenge and as a result the ability of state agencies to hire private firms is severely limited, such a decision would likely lead to additional litigation challenging the ability of the state, counties, municipalities and other public agencies to hire private engineering, architectural and other firms, the outcome of which could affect our ability to compete for contracts and may have an adverse effect on our revenue and profitability.

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

        In fiscal year 2010, approximately 28% of our contract revenue was derived from fixed price contracts. Under fixed price contracts, we perform services under a contract at a stipulated price which protects clients but exposes us to a greater number of risks than time-and-materials and unit-based contracts. These risks include:

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

        Our success is highly dependent upon the efforts, talents, abilities, marketing skills and operational execution of our key executives and managers. Between 2006 and 2008 we experienced significant turnover in our management team. Any future losses of our management team or key employees could have a material adverse effect on our business, including the ability to secure or complete contracts and to attract and retain additional employees.

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

        With regard to engineering related services, which represented approximately 80% and 75% of our contract revenue for fiscal years 2010 and 2009, respectively, our competitors include many larger consulting firms such as AECOM Technology Corporation, CH2M Hill, Jacobs Engineering Group Inc. and Tetra Tech, Inc. In certain public finance consulting services, we may compete with large accounting firms. We can offer no assurance that we will be able to compete successfully in the future with these or other competitors.

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

        Under some of our contracts, we rely on the efforts and skills of subconsultants for the performance of some of the tasks. In fiscal years 2010 and 2009, subconsultant costs comprised approximately 21% and 13%, respectively, of our contract revenue. The use of subconsultants increased in fiscal 2010 because of increased demand for the energy efficiency, sustainability and renewable energy services of our subsidiary Willdan Energy Solutions, which generally utilizes a higher percentage of subconsultants than our other subsidiaries. The absence of qualified subconsultants with whom we have a satisfactory relationship could adversely affect the quality of our service offerings and therefore our financial results. Additionally, we may have disputes with our subconsultants arising from, among other things, the quality and timeliness of work performed by the subconsultant or client concerns about the subconsultant.

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

        As a public company, we incur significant legal, accounting and other expenses that we would not incur as a private company such as more costly director and officer liability insurance. If new rules and regulations for public companies are put in place, they may further increase our legal and financial compliance costs and make some activities more time-consuming and costly.

The concentration of ownership of our stock may delay or prevent a change of control of our company or changes in our management, and as a result may hinder the ability of our stockholders to take advantage of a premium offer.

        The concentration of ownership of our stock may have the effect of delaying or preventing a change in control of the company or a change in our management and may adversely affect the voting or other rights of other holders of our common stock. As of March 23, 2011 our directors and executive officers beneficially own 1,169,000 shares of common stock, or approximately 19% of our outstanding common stock. Of these shares, 795,837 shares, or approximately 11% of our outstanding common stock, are owned by Linda L. Heil, a member of our board of directors. Phronesis Partners, L.P. owns 789,687 shares, or approximately 11% of our outstanding common stock.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our corporate headquarters are located in approximately 38,000 square feet of office space that we lease at 2401 East Katella Avenue, Anaheim, California. In addition, we lease office space in 22 other locations principally in California, Arizona and New York. In total, our facilities contain approximately 151,000 square feet of office space and are subject to leases that expire through fiscal year 2015. A small portion of this includes office space that we rent on a month-to-month basis. We believe that our existing facilities are adequate to meet current requirements and that suitable additional or substitute space will be available as needed to accommodate any expansion of operations and for additional offices.

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

        Other than as described below, we are not currently involved in any material litigation nor, to our knowledge, are any material litigation currently threatened against us, other than routine litigation arising in the ordinary course of business, most of which is expected to be covered by liability insurance.

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

        French v. Willdan Engineering, Superior Court of California, Riverside County

        In January 1991, we were originally retained by the city of Calimesa, California to review and process development plans. We have provided plan review continuously since that date under various contracts with the city. As the city receives applications from developers for project approvals, the city forwards the project plans to us for processing. We process the plans and the city pays us for our services. In August 2008, a suit was filed by a city employee alleging that the city processed development applications without first collecting fees from developers to cover the costs of processing. The suit further alleges that even though we performed the work requested by the city, the city should not have paid us for our work in advance of collecting the developers' fees. The complaint was amended by the plaintiff in May 2010 to provide additional details and we have filed an answer to the complaint. The plaintiff seeks to recover for the city amounts paid to us for processing project plans for which the developer fees have not been paid. The city of Calimesa has not requested any refunds from us or joined in the litigation, and the city continues to retain our services. We do not believe that this suit has any merit and will vigorously defend this claim.

        Vega v. City of Coachella, Superior Court of California, Riverside County

        On February 2, 2011, Willdan Group, Inc., was served with a lawsuit concerning a fatal traffic accident on Dillon Road at Harrison Place in the city of Coachella on October 7, 2008. At the time of the accident, Dillon Road was in the midst of a street widening project. Willdan Engineering had been under contract with the city of Coachella to provide construction management services. The accident occurred when an individual driving southbound on Dillon Road ran the stop sign at the intersection of Harrison Place, colliding with a vehicle making a left turn from northbound Dillon Road onto Harrison Place. The driver of the northbound vehicle was injured in the accident and a passenger seated in the front passenger seat was killed. At the time of the accident, there were "STOP" signs posted in both directions on Dillon Road, the construction zone was posted with 25 mph speed limit signs and construction zone signs, and there were "STOP AHEAD" signs posted in both directions on Dillon Road in advance of the intersection. The plaintiff seeks to recover unspecified damages from us. We believe that the accident was caused solely by the southbound driver, and will vigorously defend this claim.

ITEM 4.    [RESERVED]

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

  Market Information for Common Stock

        Since November 21, 2006, the common stock of Willdan Group, Inc. has been listed and traded on the Nasdaq Global Market under the symbol "WLDN". The following table sets out the high and low daily closing sale prices as reported on the NASDAQ Global Market for fiscal years 2010 and 2009. These reported prices reflect inter-dealer prices without adjustments for retail markups, markdowns, or commissions.

	2010		2009
	High	Low	High	Low
1st Quarter	$2.52	$2.11	$2.99	$1.46
2nd Quarter	$2.98	$2.18	$1.99	$1.15
3rd Quarter	$3.40	$2.54	$3.75	$1.34
4th Quarter	$4.06	$3.28	$3.10	$2.06

        On March 25, 2011, the closing sales price per share of our common stock, as reported on the Nasdaq Global Market, was $4.41.

  Stockholders

        As of March 25, 2011, there were 105 stockholders of record of our common stock.

  Dividends

        We did not declare or pay cash dividends on our common stock in fiscal years 2010 and 2009. Our revolving credit agreement prohibits the payment of any dividend or distribution on our common stock either in cash, stock or any other property without the lender's consent.

  Recent Sales of Unregistered Securities

        In the three years preceding the filing of this report, we have issued the following securities that were not registered under the Securities Act:

        In connection with our purchase of Willdan Energy Solutions (formerly, Intergy Corporation) on June 9, 2008, we agreed to make potential earn-out payments of up to $6,160,000 to the sellers if Willdan Energy Solutions achieves certain levels of earnings before interest and taxes in each of the first three years following completion of the acquisition. If any earn-out payments are due, we may elect, in our sole discretion, to pay up to 50% of such earn-out payments in shares of our common stock as long as (a) our market capitalization at the time of any such earn-out payment is between $57.0 million and $86.0 million and (b) the shares of common stock are traded on a United States national securities exchange or reported through NASDAQ as of the end of the applicable period for which the earn-out was achieved. If the Average Daily Trading Volume (as defined in the Stock Purchase Agreement) of our common stock as of the end of an applicable earn-out period is less than 0.42% of our then-issued and outstanding common stock, we may not pay more than 25% of the applicable earn-out payment in shares of our common stock. We did not elect to issue any shares in connection with the earn-out payments due in 2009 or 2010.

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

	Fiscal Year
	2010	2009	2008	2007	2006
	(in thousands except per share amounts)
Consolidated Statement of Operations Data:
Contract revenue	$77,896	$61,605	$73,190	$78,798	$78,339

Direct costs of contract revenue:
Salaries and wages	21,607	18,130	21,991	25,769	24,602
Subconsultant services	16,523	7,997	7,750	4,600	4,168
Other direct costs	3,892	2,715	2,973	1,568	1,496

Total direct costs of contract revenue	42,022	28,842	32,714	31,937	30,266

General and administrative expenses:
Salaries and wages, payroll taxes, employee benefits	17,582	20,325	24,439	25,061	26,051
Facilities and facility related	4,290	4,430	4,803	4,546	4,046
Stock-based compensation	235	272	214	209	38
Depreciation and amortization	1,042	1,814	1,978	1,747	1,584
Lease abandonment, net	(68)	707	742	—	—
Impairment of goodwill	—	2,763	148	—	—
Litigation accrual (reversal)	—	(1,125)	—	1,049	(1,049
Other	9,719	11,070	10,952	11,727	10,359

Total general and administrative expenses	32,800	40,256	43,276	44,339	41,029

Income (loss) from operations	3,074	(7,493)	(2,800)	2,522	7,044

Other (expense) income:
Interest income	12	30	313	693	135
Interest expense	(54)	(38)	(33)	499	(773)
Other, net	32	(5)	(15)	(27)	2,335

Total other (expense) income, net	(10)	(13)	265	1,165	1,697

Income (loss) before income tax expense	3,064	(7,506)	(2,535)	3,687	8,741
Income tax expense (benefit)	344	(1,931)	(930)	1,543	2,021

Net income (loss)	$2,720	$(5,575)	$(1,605)	$2,144	$6,720

Earnings (loss) per common share:
Basic	$0.38	$(0.78)	$(0.22)	$0.30	$1.37

Diluted	$0.37	$(0.78)	$(0.22)	$0.30	$1.37

Weighted average common shares outstanding:
Basic	7,233	7,192	7,159	7,149	4,900
Diluted	7,311	7,192	7,159	7,150	4,900
S Corporation distributions paid per share(1)					$1.16
Pro Forma Data (unaudited)(1):
Pro forma provision for income taxes					$2,596
Pro forma net income					$6,145
Pro forma earnings per common share, basic and diluted					$1.25
Other Operating Data (unaudited):
Adjusted EBITDA(2)	$4,074	$(3,333)	$68	$5,326	$7,651
Revenue per employee(3)	$144	$132	$133	$132	$131
Employee headcount at period end(4)	540	466	550	628	670

	Fiscal Year Ended
	December 31, 2010	January 1, 2010	January 2, 2009	December 28, 2007	December 29, 2006
Consolidated Balance Sheet Data:
Cash and cash equivalents	$6,642	$8,445	$8,144	$15,511	$20,633
Working capital	18,060	16,704	19,820	30,171	26,721
Total assets	49,454	40,332	47,570	48,226	57,108
Total indebtedness	1,490	1,230	394	1,547	1,632
Total stockholders' equity	32,162	29,117	34,336	35,652	33,264

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

(2)
Adjusted EBITDA is a supplemental measure used by our management to measure our operating performance. We define Adjusted EBITDA as net income (loss) plus net interest expense, income tax expense (benefit), depreciation and amortization, goodwill impairment expense, lease abandonment (recovery) expense, loss (gains) on sales of assets, accrued expenses related to a litigation matter, less proceeds from life insurance policies carried on our former chief executive officer. Our definition of Adjusted EBITDA may differ from those of many companies reporting similarly named measures. This measure should be considered in addition to, and not as a substitute for or superior to, other measures of financial performance prepared in accordance with U.S. generally accepted accounting principles, or GAAP, such as operating income and net income. We believe Adjusted EBITDA enables management to separate non-recurring income and expense items from our results of operations to provide a more normalized and consistent view of operating performance on a period-to-period basis. We use Adjusted EBITDA to evaluate our performance for, among other things, budgeting, forecasting and incentive compensation purposes. We also believe Adjusted EBITDA is useful to investors, research analysts, investment bankers and lenders because it removes from our operational results the impact of certain non-recurring income and expense items, which may facilitate comparison of our results from period to period.

Adjusted EBITDA is not a recognized term under GAAP and does not purport to be an alternative to operating income or net income as an indicator of operating performance or any other GAAP measure

The following is a reconciliation of net income (loss) to Adjusted EBITDA (in thousands):

	Fiscal Year
	2010	2009	2008	2007	2006
Net income (loss)	$2,720	$(5,575)	$(1,605)	$2,144	$6,720
Interest income	(12)	(30)	(313)	(693)	(135)
Interest expense (reversal)	54	38	33	(499)	773
Income tax expense (benefit)	344	(1,931)	(930)	1,543	2,021
Lease abandonment (recovery) expense	(68)	707	742	—	—
Goodwill impairment	—	2,763	148	—	—
Depreciation and amortization	1,053	1,814	1,978	1,755	1,584
(Gain) loss on sale of assets	(17)	6	15	27	(13)
Life insurance proceeds	—	—	—	—	(2,250)
Litigation (reversal) accrual	—	(1,125)	—	1,049	(1,049)

Adjusted EBITDA	$4,074	$(3,333)	$68	$5,326	$7,651

(3)
Reflects contract revenue, excluding revenue related to reimbursement of subconsultants and other costs, divided by the average number of full-time equivalent employees during the period.

(4)
Includes full-time and part-time employees.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        We are a provider of professional technical and consulting services to small and mid-sized public agencies, large public utilities and, to a lesser extent, private industry primarily in California, New York, Arizona. We enable these agencies to provide a wide range of specialized services, without having to incur and maintain the overhead necessary to develop staffing in-house, by providing a broad range of services including:

  •
  Civil Engineering and Planning;

  •
  Energy Efficiency and Sustainability Consulting;

  •
  Economic and Financial Consulting; and

  •
  Homeland Security and Communications and Technology.

        We operate our business through a network of offices located primarily in California and New York. We also have operations in Arizona and, to lesser extent, other states throughout the United States. As of December 31, 2010, we had a staff of 540 that includes licensed engineers and other professionals. Based on our 2009 revenue, we ranked 177 out of 500 top design firms in Engineering News-Record's 2010 Design Survey. Our traditional clients have been public agencies in communities with populations ranging from 10,000 to 300,000 people. We believe communities of this size are underserved by large outsourcing companies that tend to focus on securing large federal and state projects, as well as projects for the private sector. We also provide services to large public utilities which service major metropolitan communities. We seek to establish close working relationships with our public agency clients and, over time, to expand the breadth and depth of the services we provide to them.

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

        We were founded over 45 years ago, and today consist of a family of wholly owned companies that operate within the following segments for financial reporting purposes:

  •
  Engineering Services.  Our Engineering Services segment includes the operations of our subsidiaries, Willdan Engineering, Willdan Energy Solutions and Public Agency Resources (PARs). These businesses collectively provide civil engineering-related and city planning, energy efficiency and sustainability consulting services to public agencies and utilities and, to a lesser extent, private industry. Additionally, PARs primarily provides staffing to Willdan Engineering. Willdan Engineering is our largest subsidiary and currently represents our core business. Contract revenue for the Engineering Services segment represented approximately 80% and 75% of our consolidated contract revenue for fiscal year 2010 and fiscal year 2009, respectively.

  •
  Public Finance Services.  Our Public Finance Services segment consists of the business of our subsidiary, Willdan Financial Services, which offers economic and financial consulting services to public agencies. For fiscal years 2010 and 2009, contract revenue for the Public Finance Services segment represented approximately 13% and 19%, respectively, of our consolidated contract revenue.

  •
  Homeland Security Services.  Our Homeland Security Services segment consists of the business of our subsidiary, Willdan Homeland Solutions, which offers homeland security and communications and technology consulting services. For fiscal years 2010 and 2009, contract revenue for our Homeland Security Services segment represented approximately 7% and 6%, respectively, of our overall contract revenue.

        In fiscal 2008 and 2009, general economic conditions declined due to a number of factors including slower economic activity, a lack of available credit, decreased consumer confidence and reduced corporate profits and capital spending, leading to a slowdown in construction, particularly residential housing construction, in the western United States. As a result of this slowdown, both our engineering services segment and public finance services segment suffered declines in revenue and operating margin compression. While economic conditions began to improve in fiscal 2010, the recovery has been slow, particularly with regard to our traditional engineering services and public finance services.

Components of Income and Expense

Contract Revenue

        We enter into contracts with our clients that contain three principal types of pricing provisions: fixed price, time-and-materials and unit-based. Contract revenue on our fixed price contracts is determined on the percentage-of-completion method based generally on the ratio of direct costs incurred to date to estimated total direct costs at completion. Many of our fixed price contracts are relatively short in duration, thereby lowering the risks of not properly estimating the percent complete. Revenue on our time-and-materials and unit-based contracts are recognized as the work is performed in accordance with specific terms of the contract. Approximately 44% of our contracts are based on contractual rates per hour plus costs incurred. Some of these contracts include maximum contract prices, but the majority of these contracts are not expected to exceed the maximum.

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

Contract Accounting

        Applying the percentage-of-completion method of recognizing revenue requires us to estimate the outcome of our long-term contracts. We forecast such outcomes to the best of our knowledge and belief of current and expected conditions and our expected course of action. Differences between our estimates and actual results often occur resulting in changes to reported revenue and earnings. Such changes could have a material effect on our future consolidated financial statements.

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

Goodwill

        We test goodwill, at least annually, for possible impairment. Accordingly, we complete our annual testing of goodwill as of the last day of the first month of our fourth fiscal quarter each year to determine whether there is impairment. In addition to our annual test, we regularly evaluate whether events and circumstances have occurred that may indicate a potential impairment of goodwill. We recognized impairment charges for fiscal year 2009 related to our Public Finance Services reporting unit and for fiscal year 2008 related to our Homeland Security Services reporting unit. Neither our Public Finance Services reporting unit nor our Homeland Security Services reporting unit have any remaining goodwill following these impairment charges. We did not recognize any goodwill impairment charges in fiscal year 2010.

        We test our goodwill for impairment at the level of our reporting units, which are components of our operating segments. The reporting unit that still has a material amount of goodwill is Willdan Energy Solutions, which is part of our engineering services segment. The process of testing goodwill for impairment involves the determination of the fair value of the applicable reporting units. To estimate the fair value of our reporting units, we have historically used an income approach based on management's estimates of future cash flows and other market data. In fiscal year 2008, we expanded our methodology to include a market approach based upon multiples of EBITDA earned by similar public companies. For our fiscal years 2010, 2009 and 2008 annual impairment testing, we weighted the income approach and the market approach at 80% and 20%, respectively. The income approach was given a higher weight because it has a more direct correlation to the specific economics of the reporting units than the market approach, which is based on multiples of public companies that, although comparable, may not provide the same mix of services as our reporting units.

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

        Inherent in such fair value determinations are significant judgments and estimates, including but not limited to assumptions about our future revenue, profitability and cash flows, our operational plans and our interpretation of current economic indicators and market valuations. To the extent these assumptions are incorrect or economic conditions that would impact the future operations of our reporting units change, our goodwill may be deemed to be impaired, and an impairment charge could result in a material adverse effect on our financial position or results of operation. At our measurement date, the estimated fair value of our energy solutions reporting unit exceeded the carrying value. If the estimated fair value decreases by 10% we could have an implied impairment charge of $0.3 million.

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

Income Taxes

        Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the financial reporting basis and tax basis of our assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets may not be realized.

        We recognize the tax benefit from uncertain tax positions if it is more likely than not that the tax positions will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefit is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. We recognize interest and penalties related to unrecognized tax benefits in income tax expense.

Results of Operations

        The following table sets forth, for the periods indicated, certain information derived from our consolidated statements of operations expressed as a percentage of contract revenue. Amounts may not add to the totals due to rounding.

	Fiscal Year
	2010	2009	2008
Statement of Operations Data:
Contract revenue	100.0%	100.0%	100.0%

Direct costs of contract revenue
Salaries and wages	27.7	29.4	30.0
Subconsultant services	21.2	13.0	10.6
Other direct costs	5.0	4.4	4.1

Total direct costs of contract revenue	53.9	46.8	44.7

General and administrative expenses:
Salaries and wages, payroll taxes, employee benefits	22.6	33.0	33.4
Facilities and facility related	5.5	7.2	6.6
Stock-based compensation	0.3	0.4	0.3
Depreciation and amortization	1.3	2.9	2.7
Lease (recovery) abandonment,net	(0.1)	1.1	1.0
Impairment of goodwill	—	4.5	0.2
Litigation reversal	—	(1.8)	—
Other	12.5	18.0	15.0

Total general and administrative expenses	42.1	65.3	59.1

Income (loss) from operations	3.9	(12.2)	(3.8)

Other income (expense):
Interest income	—	—	0.4
Interest expense	(0.1)	(0.1)	—
Other, net	—	—	—

Total other income (expense), net	—	—	0.4

Income (loss) before income taxes	3.9	(12.2)	(3.5)
Income tax expense (benefit)	0.4	(3.1)	(1.3)

Net income (loss)	3.5%	(9.0)%	(2.2)%

Fiscal Year 2010 Compared to Fiscal Year 2009

        Contract revenue.    Our contract revenue was $77.9 million for the fiscal year ended December 31, 2010, with $62.2 million attributable to the Engineering Services segment and $10.4 million attributable to the Public Finance Services segment. Our Homeland Security Services segment generated $5.3 million during this period. Consolidated contract revenue increased $16.3 million, or 26.5%, to $77.9 million for the fiscal year ended December 31, 2010 from $61.6 million in the fiscal year ended January 1, 2010. This increase was due primarily to an increase of $15.9 million, or 34.3%, in contract revenue of the Engineering Service segment primarily as a result of the increase in demand for the energy efficiency, sustainability and renewable energy services of our subsidiary, Willdan Energy Solutions. Contract revenue in the Homeland Security Services segment increased $1.8 million, or 51.4%, to $5.3 million for the fiscal year ended December 31, 2010 from $3.5 million in the fiscal year ended January 1, 2010. Contract revenue for our Public Finance Services segment decreased $1.4 million, or 11.9%, to $10.4 million in the fiscal year ended December 31, 2010 from $11.8 million in the fiscal year ended January 1, 2010.

        The $15.9 million increase in contract revenue for the Engineering Services segment resulted from an increase of $16.7 million of revenue recognized by Willdan Energy Solutions in fiscal 2010, partially offset by decreases in other areas of the Engineering Services segment. Contract revenue for Willdan Energy Solutions increased primarily because of increased demand for energy efficiency services in the state of New York. Contract revenue for other areas of the Engineering Services segment continues to be impacted by the decline in the California residential housing market and state and local government budget cuts. A source of revenue in our Engineering Services segment is fees assessed for building permits. Since the second half of fiscal 2007, we have experienced reductions in revenue from these fees because of the slowdown in residential construction in the western United States. We have also experienced a decline in our other building and safety projects which is both directly and indirectly affected by the housing market. Revenue in the Public Finance Services segment decreased primarily due to lower levels of activity in the financial consulting business as a result of the general downturn in macro-economic conditions. Revenue in the Homeland Security Services segment has increased due to an increase in demand for our traditional and expanded homeland security, management consulting and public safety consulting services. Our Homeland Security Services segment also expanded its service offerings beyond its traditional planning, training and exercise services to include public safety and interoperability communications and management consulting.

        Direct costs of contract revenue.    Direct costs of contract revenue was $42.0 million for the fiscal year ended December 31, 2010, with $36.8 million attributable to the Engineering Services segment and $2.8 million attributable to the Public Finance Services segment. The additional $2.4 million is attributable to direct costs of contract revenue for our Homeland Security Services segment. Overall, direct costs of contract revenue increased by $13.2 million, or 45.8%, to $42.0 million for the fiscal year ended December 31, 2010 from $28.8 million for the fiscal year ended January 1, 2010. This increase is primarily attributable to increases in direct costs within our Engineering Services segment of $13.0 million, or 54.6%, and $0.7 million, or 41.2%, in the Homeland Security Services segment. Direct costs of contract revenue decreased by $0.5 million, or 15.2%, in our Public Finance Services segment due to decreased levels of activity in the Public Finances Services segment. Direct costs of contract revenue as a percentage of contract revenue for the fiscal year ended December 31, 2010 increased to 53.9% from 46.8% for the fiscal year ended January 1, 2010.

        Direct costs increased as a result of increases in salaries and wages, sub-consultant services and other direct costs of $3.5 million, $9.0 million and $0.7 million, respectively. Within direct costs of contract revenue, salaries and wages decreased to 27.7% of contract revenue for the fiscal year ended December 31, 2010 from 29.4% for the fiscal year ended January 1, 2010 and sub-consultant services increased to 21.2% of contract revenue for the fiscal year ended December 31, 2010 from 13.0% of contract revenue for the fiscal year ended January 1, 2010. Subconsultant services increased primarily because of increased demand for the energy efficiency, sustainability and renewable energy services of our subsidiary Willdan Energy Solutions, which generally utilizes a higher percentage of subconsultants than our other subsidiaries. Increased chargeability of labor also shifted more employee related costs to direct costs of contract revenue because we only allocate the portion of salaries and wages related to time spent directly generating revenues to direct costs of contract revenue.

        General and administrative expenses.    General and administrative expenses decreased by $7.5 million, or 18.6%, to $32.8 million for the fiscal year ended December 31, 2010 from $40.3 million for the fiscal year ended January 1, 2010. This was due primarily to decreases of $5.0 million and

$3.4 million, in the General and administrative expenses of the Engineering Services and Public Finance Services segments, respectively. General and administrative expenses for the Homeland Security Services segment and unallocated corporate expenses increased by $0.7 million and $0.2 million, respectively. General and administrative expenses as a percentage of contract revenue decreased to 42.1% for the fiscal year ended December 31, 2010 from 65.3% for the fiscal year ended January 1, 2010.

        Of the $7.5 million decrease in general and administrative expenses, approximately $2.7 million relates to decreases in salaries and wages, payroll taxes and employee benefits. The reduction in employee related costs primarily resulted from increased chargeability of labor which shifted more employee related costs to direct costs of contract revenue. As discussed above under "—Components of Income and Expense-Direct Costs of Contract Revenue," we do not allocate that portion of salaries and wages not related to time spent directly generating revenue to direct costs of contract revenue. General and administrative expenses for the fiscal year ended December 31, 2010 also included decreases of $2.8 million in impairment of goodwill charges and $0.8 million as a result of a decrease in lease abandonment charges. Our lease abandonment charges decreased because we were able to successfully renew certain abandoned facility lease terms on more favorable terms. Depreciation and amortization expense decreased $0.8 million primarily as a result of the decrease in the amortization of acquired intangible assets. Other general and administrative expenses decreased $1.4 million due to a decrease in bad debt expense, net of increases in miscellaneous expenses. These decreases were partially offset by an increase in litigation accrual charges of $1.1 million.

        Income (loss) from operations.    As a result of the above factors, income from operations was $3.1 million for the fiscal year ended December 31, 2010 as compared to a loss from operations of $7.5 million for the fiscal year ended January 1, 2010. Income from operations, as a percentage of contract revenue, increased to 3.9% for the fiscal year ended December 31, 2010, from (12.2)% for the fiscal year ended January 1, 2010.

        Other (expense) income.    Other (expense) income, net, essentially remained flat for the fiscal year ended December 31, 2010 as compared to the fiscal year ended January 1, 2010.

        Income tax expense (benefit).    Income tax expense was $0.3 million for the fiscal year ended December 31, 2010, as compared to an income tax benefit of $1.9 million for the fiscal year ended January 1, 2010. The increase was principally related to higher pre-tax income in 2010, partially offset by a reversal of the $0.9 million of valuation allowance in the current year.

        Net income (loss).    As a result of the above factors, our net income was $2.7 million for the fiscal year ended December 31, 2010, compared to a net loss of $5.6 million for the fiscal year ended January 1, 2010.

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

Liquidity and Capital Resources

        As of December 31, 2010, we had $6.6 million of cash and cash equivalents. Our primary sources of liquidity are cash generated from operations and borrowings under our revolving line of credit. We believe that our cash on hand, cash generated by operating activities and funds available under our credit facility will be sufficient to finance our operating activities for at least the next 12 months.

  Cash Flows from Operating Activities

        Cash flows provided by operating activities were $0.1 million for fiscal year 2010 compared to $2.2 million for fiscal year 2009 and $3.5 million for fiscal year 2008. The cash flows provided by operating activities in fiscal 2010 were lower than in fiscal 2009, despite higher net income, due primarily to increases in accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts and fewer adjustments for non-cash items partially offset by increases in accounts payable and accrued liabilities. The cash flows provided by operating activities in fiscal year 2009 were comparatively lower than in fiscal year 2008 due primarily to a higher net loss partially offset by non-cash impairment charges related to goodwill, lease abandonment expenses and the collection of the income tax receivable accrued during fiscal year 2008. The cash flows provided by operating activities in fiscal 2008 also included an increase in collection of accounts receivable and the payment of accrued liabilities related to litigation accrued in fiscal 2007, net of amounts paid for by our insurance company.

  Cash Flows from Investing Activities

        Cash flows used in investing activities were $2.7 million for fiscal year 2010 compared to $2.8 million for fiscal year 2009 and $9.5 million for fiscal year 2008. Payments related to business acquisitions, in fiscal 2010 were $2.1 million, as compared to $2.4 million in fiscal 2009 and $10.2 million in fiscal 2008. These payments were in accordance with the provisions of the stock purchase agreement for the 2008 purchase of Willdan Energy Solutions, formerly known as Intergy Corp. Fiscal year 2008 also contained purchases of liquid investments and proceeds from sales of liquid investments. Aside from payments for business acquisitions, our cash used in investing activities is primarily related to the purchase of equipment and leasehold improvements.

  Cash Flows from Financing Activities

        Cash flows provided by financing activities in fiscal 2010 was $0.8 million as compared to $0.9 million for fiscal year 2009 and cash flows used in financing activities of $1.4 million for fiscal year 2008. The net cash flows provided by financing activities in fiscal 2010 was primarily attributable to changes in the excess of outstanding checks over bank balance. The net cash flows provided in 2009 was primarily attributable to borrowings under our line of credit to support working capital needs. The cash used in financing activities for fiscal year 2008 was the result of notes payable of $1.1 million.

  Outstanding Indebtedness

        We currently have a revolving line of credit with Wells Fargo Bank, National Association ("Wells Fargo"), which was last amended on October 15, 2010. We have also financed, from time to time,

insurance premiums by entering into unsecured notes payable with insurance companies. During our annual insurance renewals in the fourth quarter of our fiscal year ended December 31, 2010, we elected not to finance our insurance premiums for the upcoming fiscal year.

        Under the terms of our credit agreement with Wells Fargo, we can borrow up to $5.0 million from time to time (as may be limited by the covenants in the credit agreement as discussed below) up to and until January 1, 2012. Loans made under the revolving line of credit will accrue interest at either (i) the floating rate equal to the prime rate in effect from time to time or (ii) the fixed rate of 1.75% above LIBOR, at our election. For prime rate loans, the interest rate will be adjusted when each prime rate change by the bank is announced and becomes effective. There were outstanding borrowings of $1.0 million under this agreement as of December 31, 2010.

        Borrowings under the credit agreement are secured by all of our accounts receivable and other rights to payment, general intangibles, inventory and equipment, including those of our subsidiaries. In addition, borrowings under the credit agreement are secured by investment property we hold in a securities account at Wells Fargo that must at all times have a collateral value of at least $5.0 million. Each of our subsidiaries (except Public Agency Resources) has signed an unconditional guaranty of our obligations under the agreements.

        The credit agreement contains customary representations and affirmative covenants, including a covenant to maintain a tangible net worth of at least $18.0 million at all times. Tangible net worth is defined in the credit agreement as stockholders' equity less intangible assets and loans or advances to, or investments in, any related entities or individuals. As of December 31, 2010, our tangible net worth as defined under our credit agreement was $20.1 million(1).

(1)
At January 2, 2009, we were required to maintain a tangible net worth of at least $20.0 million. The covenant was amended in March 2009 and we are currently required to maintain a tangible net worth of at least $18.0 million. Tangible net worth is a supplemental measure used in our credit agreement. If we do not maintain tangible net worth of at least $18.0 million, Wells Fargo could choose to accelerate any loans then outstanding under the facility or refuse to make additional loans to us under the facility. Management therefore believes that presentation of tangible net worth as defined in the credit agreement is useful to investors because it helps them understand how our tangible net worth compares to the financial covenant contained in our credit agreement and whether we are close to violating such covenant. Management also reviews tangible net worth to ensure it will continue to have access to its financing sources. Tangible net worth is defined in the credit agreement as the "aggregate of total stockholders' equity less any intangible assets and less any loans or advances to, or investments in, any related entities or individuals." This definition of tangible net worth may differ from those of many companies reporting similarly named measures. This measure should be considered in addition to, and not as a substitute for or superior to, other measures of financial performance prepared in accordance with U.S. generally accepted accounting principles, or GAAP, such as stockholders' equity. Tangible net worth is not a recognized term under GAAP and does not purport to be an alternative to stockholders' equity as an indicator of net worth or any other GAAP measure.

The following is a reconciliation of stockholders' equity to tangible net worth:

Year Ended December 31, 2010
Stockholders' equity	$32,162,000
Goodwill and other intangibles, net	(12,570,000)
Permitted lease abandonment	531,000

Tangible net worth	$20,123,000

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

  Contractual Obligations

        We have certain cash obligations and other commitments which will impact our short- and long-term liquidity. At December 31, 2010, such obligations and commitments consisted of long-term debt, operating leases and capital leases. The following table sets forth our contractual obligations as of December 31, 2010:

Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Long term debt(1)	$1,220,000	$1,087,000	$128,000	$5,000	$—
Operating leases	10,247,000	3,535,000	4,549,000	2,163,000	—
Capital leases	329,000	207,000	122,000	—	—

Total contractual cash obligations	$11,796,000	$4,829,000	$4,799,000	$2,168,000	$—

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

        We had cash and cash equivalents of $6.6 million as of December 31, 2010. This amount includes $0.8 million invested in the Wells Fargo Stage Coach Sweep Investment Account and $5.3 million invested in the Wells Fargo Money Market Mutual Fund. Although these investments are subject to variable interest rates, we do not believe we are subject to significant market risk for these short-term investments.

        We do not engage in trading activities and do not participate in foreign currency transactions or utilize derivative financial instruments. As of December 31, 2010, we had $1.0 million outstanding debt under our revolving credit facility that bears interest at variable rates.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements and related financial information, as listed under Item 15, appear in a separate section of this annual report beginning on page F-1.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        There were no changes in and/or disagreements with accountants on accounting and financial disclosure during the year ended December 31, 2010.

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

        In connection with the preparation of this Annual Report, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2010.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Our management has concluded that, as of December 31, 2010, our internal control over financial reporting was effective based on these criteria.

Report of Independent Registered Public Accounting Firm

        This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Changes in Internal Controls

        Based on our evaluation carried out in accordance with SEC Rule 15d-15(b) under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we concluded that there were no changes during the fourth fiscal quarter of 2010 of our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

 PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this item is incorporated by reference to Willdan Group, Inc.'s Proxy Statement for its 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the Company's 2010 fiscal year.

        We have posted our Code of Ethical Conduct on our website, www.willdan.com, under the heading "Investors—Corporate Governance." The Code of Ethical Conduct applies to our Chief Executive Officer and Chief Financial Officer. Upon request and free of charge, we will provide any person with a copy of the Code of Ethical Conduct. See "Item 1. Business—Available Information."

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this item is incorporated by reference to Willdan Group, Inc.'s Proxy Statement for its 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the Company's 2010 fiscal year.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

        The information required by this item is incorporated by reference to Willdan Group, Inc.'s Proxy Statement for its 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the Company's 2010 fiscal year.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is incorporated by reference to Willdan Group, Inc.'s Proxy Statement for its 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the Company's 2010 fiscal year.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item is incorporated by reference to Willdan Group, Inc.'s Proxy Statement for its 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the Company's 2010 fiscal year.

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
10.1	Credit Agreement, dated December 28, 2007, between Willdan Group, Inc. and Wells Fargo Bank, National Association, relating to the Revolving Line of Credit Note in 10.6(3)
10.2	First Amendment to Credit Agreement, dated May 8, 2008, between Willdan Group, Inc. and Wells Fargo Bank, National Association(4)

Exhibit Number		Exhibit Description
10.3		Second Amendment to Credit Agreement, dated June 9, 2008, between Willdan Group, Inc. and Wells Fargo Bank, National Association(4)
10.4		Third Amendment to Credit Agreement, entered into on December 19, 2008, between Willdan Group, Inc. and Wells Fargo Bank, National Association(5)
10.5		Fourth Amendment to Credit Agreement, entered into on March 30, 2009, between Willdan Group, Inc. and Wells Fargo Bank, National Association(6)
10.6		Fifth Amendment to Credit Agreement, entered into on November 9, 2009, between Willdan Group, Inc. and Wells Fargo Bank, National Association(7)
10.7		Sixth Amendment to Credit Agreement, entered into on October 15, 2010, between Willdan Group, Inc. and Wells Fargo Bank, National Association(8)
10.8		Revolving Line of Credit Note for $5,000,000, dated October 15, 2010, by Willdan Group, Inc. in favor of Wells Fargo Bank, National Association(8)
10.9		Security Agreement: Equipment, dated December 28, 2007, between Willdan Group, Inc. and Wells Fargo Bank, National Association, relating to the Revolving Line of Credit Note in 10.6(3)
10.10
Continuing Security Agreement: Rights to Payment and Inventory, dated December 28, 2007, between Willdan Group, Inc. and Wells Fargo Bank, National Association, relating to the Revolving Line of Credit Note in 10.6(3)
10.11		Security Agreement: Securities Account, dated March 30, 2009, between Willdan Group, Inc. and Wells Fargo Bank, National Association, relating to the Revolving Line of Credit Note in 10.6(6)
10.12	†	Willdan Group, Inc. 2006 Stock Incentive Plan(2)
10.13	†	Form of Incentive Stock Option Agreement(2)
10.14	†	Form of Non-Qualified Stock Option Agreement(2)
10.15	†	Amended and Restated Willdan Group, Inc. 2006 Employee Stock Purchase Plan(9)
10.16	†	Willdan Group, Inc. 2008 Performance Incentive Plan(10)
10.17	†	Form of Indemnification Agreement between Willdan Group, Inc. and its Directors and Officers(2)
10.18
Office Lease by and between Spectrum Waples Street, LLC, a California limited liability company, Spectrum Lambert Plaza, LLC, a California limited liability company and The Willdan Group of Companies dated October 15, 2004 for the principal office located at 2401 East Katella Avenue, Anaheim, California(2)
10.19		First Amendment to Lease by and between 2401 Katella, LLC and The Willdan Group of Companies, dated February 27, 2006 for the principal office located at 2401 Katella Avenue, Anaheim, California(2)
10.20		Second Amendment to Lease by and between 2401 Katella, LLC and The Willdan Group of Companies dated March 6, 2006 for the principal office located at 2401 Katella Avenue, Anaheim, California(2)
10.21		Warrant Agreement between Willdan Group, Inc. and Wedbush Morgan Securities Inc.(2)
10.22	†	Indemnification Agreement between Willdan Group, Inc. and Linda Heil(2)

Exhibit Number		Exhibit Description
10.23	†	Employment Agreement between Willdan Group, Inc. and Thomas D. Brisbin dated April 2, 2007(11)
10.24	†	Employment Agreement between Willdan Group, Inc. and Kimberly D. Gant dated July 23, 2007(12)
10.25	†	Amendment to Executive Employment Agreement between Willdan Group, Inc. and Kimberly D. Gant dated April 22, 2009(13)
10.26	†	Offer Letter from Willdan Group, Inc. to Daniel Chow dated October 29, 2008 and accepted November 9, 2008(14)
10.27	†	Employment Agreement dated May 22, 2007 between Marc Tipermas and Willdan Group, Inc.(15)
14.1		Code of Ethical Conduct of Willdan Group, Inc.(9)
21.1		Subsidiaries of Willdan Group, Inc.*
23.1		Consent of Independent Registered Public Accounting Firm—Ernst & Young LLP*
23.2		Consent of Independent Registered Public Accounting Firm—KPMG LLP*
24.1		Power of Attorney (included on signature page hereto)
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002*
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002*
32.1		Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002*

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

(8)
Incorporated by reference to Willdan Group, Inc.'s Current Report on Form 10-Q, filed with the Securities and Exchange Commission on November 15, 2010.

(9)
Incorporated by reference to Willdan Group, Inc.'s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 27, 2007.

(10)
Incorporated by reference to Willdan Group, Inc.'s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 12, 2010.

(11)
Incorporated by reference to Willdan Group, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 3, 2007.

(12)
Incorporated by reference to Willdan Group, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 26, 2007.

(13)
Incorporated by reference to Willdan Group, Inc.'s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 14, 2009.

(14)
Incorporated by reference to Willdan Group, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 17, 2008.

(15)
Incorporated by reference to Willdan Group, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 11, 2009.

SIGNATURES AND CERTIFICATIONS

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Anaheim, State of California, on March 29, 2011.

WILLDAN GROUP, INC.
/s/ KIMBERLY D. GANT Kimberly D. Gant Chief Financial Officer and Senior Vice President
Date: March 29, 2011

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

Signature	Title	Date

/s/ THOMAS D. BRISBIN Thomas D. Brisbin	Director, President and Chief Executive Officer	March 29, 2011
/s/ KIMBERLY D. GANT Kimberly D. Gant	Chief Financial Officer and Senior Vice President	March 29, 2011
/s/ WIN WESTFALL Win Westfall	Director	March 29, 2011
/s/ LINDA L. HEIL Linda L. Heil	Director	March 29, 2011
/s/ W. TRACY LENOCKER W. Tracy Lenocker	Director	March 29, 2011
/s/ KEITH W. RENKEN Keith W. Renken	Director	March 29, 2011

Signature	Title	Date

/s/ WAYNE SHELTON Wayne Shelton	Director	March 29, 2011
/s/ JOHN M. TOUPS John M. Toups	Director	March 29, 2011
/s/ RAYMOND W. HOLDSWORTH Raymond W. Holdsworth	Director	March 29, 2011
/s/ DOUGLAS J. MCEACHERN Douglas J. McEachern	Director	March 29, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Willdan Group, Inc.

        We have audited the accompanying consolidated balance sheet of Willdan Group, Inc. and subsidiaries (the "Company") as of December 31, 2010 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Willdan Group, Inc. and subsidiaries as of December 31, 2010 and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Los Angeles, California
March 29, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Willdan Group, Inc.:

        We have audited the accompanying consolidated balance sheet of Willdan Group, Inc. and subsidiaries as of January 1, 2010, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended January 1, 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Willdan Group, Inc. and subsidiaries as of January 1, 2010, and the results of their operations and their cash flows for each of the years in the two-year period ended January 1, 2010, in conformity with U.S. generally accepted accounting principles.

                      /s/ KPMG LLP

March 30, 2010
Los Angeles, California

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2010	January 1, 2010
Assets
Current assets:
Cash and cash equivalents	$6,642,000	$8,445,000
Accounts receivable, net of allowance for doubtful accounts of $959,000 and $1,862,000 at December 31, 2010 and January 1, 2010, respectively	14,484,000	10,097,000
Costs and estimated earnings in excess of billings on uncompleted contracts	11,343,000	6,649,000
Income tax receivable	—	51,000
Other receivables	176,000	73,000
Prepaid expenses and other current assets	1,714,000	1,500,000

Total current assets	34,359,000	26,815,000
Equipment and leasehold improvements, net	1,496,000	1,596,000
Goodwill	12,475,000	10,371,000
Other intangible assets, net	95,000	149,000
Other assets	407,000	318,000
Deferred income taxes, net of current portion	622,000	1,083,000

Total assets	$49,454,000	$40,332,000

Liabilities and Stockholders' Equity
Current liabilities:
Excess of outstanding checks over bank balance	$1,223,000	$488,000
Borrowings under line of credit	1,000,000	1,000,000
Accounts payable	5,380,000	1,457,000
Accrued liabilities	5,985,000	4,509,000
Billings in excess of costs and estimated earnings on uncompleted contracts	1,041,000	1,030,000
Current portion of notes payable	90,000	23,000
Current portion of capital lease obligations	173,000	125,000
Current portion of deferred income taxes	1,407,000	1,479,000

Total current liabilities	16,299,000	10,111,000
Notes payable, less current portion	131,000	—
Capital lease obligations, less current portion	96,000	82,000
Deferred lease obligations	766,000	1,022,000

Total liabilities	17,292,000	11,215,000

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized; 7,246,000 and 7,208,000 shares issued and outstanding at December 31, 2010 and January 1, 2010, respectively	72,000	72,000
Additional paid-in capital	33,765,000	33,440,000
Accumulated deficit	(1,675,000)	(4,395,000)

Total stockholders' equity	32,162,000	29,117,000

Total liabilities and stockholders' equity	$49,454,000	$40,332,000

See accompanying notes to consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year
	2010	2009	2008
Contract revenue	$77,896,000	$61,605,000	$73,190,000

Direct costs of contract revenue:
Salaries and wages	21,607,000	18,130,000	21,991,000
Subconsultant services	16,523,000	7,997,000	7,750,000
Other direct costs	3,892,000	2,715,000	2,973,000

Total direct costs of contract revenue	42,022,000	28,842,000	32,714,000

Gross profit	35,874,000	32,763,000	40,476,000

General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	17,582,000	20,325,000	24,439,000
Facilities and facility related	4,290,000	4,430,000	4,803,000
Stock-based compensation	235,000	272,000	214,000
Depreciation and amortization	1,042,000	1,814,000	1,978,000
Lease (recovery) abandonment, net	(68,000)	707,000	742,000
Impairment of goodwill	—	2,763,000	148,000
Litigation reversal	—	(1,125,000)	—
Other	9,719,000	11,070,000	10,952,000

Total general and administrative expenses	32,800,000	40,256,000	43,276,000

Income (loss) from operations	3,074,000	(7,493,000)	(2,800,000)

Other (expense) income:
Interest income	12,000	30,000	313,000
Interest expense	(54,000)	(38,000)	(33,000)
Other, net	32,000	(5,000)	(15,000)

Total other (expense) income, net	(10,000)	(13,000)	265,000

Income (loss) before income taxes	3,064,000	(7,506,000)	(2,535,000)
Income tax expense (benefit)	344,000	(1,931,000)	(930,000)

Net income (loss)	$2,720,000	$(5,575,000)	$(1,605,000)

Earnings (loss) per share:
Basic	$0.38	$(0.78)	$(0.22)

Diluted	$0.37	$(0.78)	$(0.22)

Weighted-average shares outstanding:
Basic	7,233,000	7,192,000	7,159,000
Diluted	7,311,000	7,192,000	7,159,000

See accompanying notes to consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock			Retained Earnings/ (Accumulated Deficit)
			Additional Paid-in Capital
	Shares	Amount			Total
Balances at December 28, 2007	7,150,000	$71,000	$32,796,000	$2,785,000	$35,652,000
Shares of common stock issued in connection with employee stock purchase plan	14,000	1,000	74,000	—	75,000
Stock-based compensation	—	—	214,000	—	214,000
Net loss	—	—	—	(1,605,000)	(1,605,000)

Balances at January 2, 2009	7,164,000	72,000	33,084,000	1,180,000	34,336,000
Shares of common stock issued in connection with employee stock purchase plan	44,000	—	84,000	—	84,000
Stock-based compensation	—	—	272,000	—	272.000
Net loss	—	—	—	(5,575,000)	(5,575,000)

Balances at January 1, 2010	7,208,000	72,000	33,440,000	(4,395,000)	29,117,000
Shares of common stock issued in connection with employee stock purchase plan	36,000	—	87,000	—	87,000
Shares of common stock issued in connection with employee stock option exercise	2,000	—	3,000	—	3,000
Stock-based compensation	—	—	235,000	—	235,000
Net income	—	—	—	2,720,000	2,720,000

Balances at December 31, 2010	7,246,000	$72,000	$33,765,000	$(1,675,000)	$32,162,000

See accompanying notes to consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year
	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$2,720,000	$(5,575,000)	$(1,605,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,053,000	1,814,000	1,978,000
Deferred income taxes	389,000	(1,890,000)	(112,000)
Goodwill impairment	—	2,763,000	148,000
Lease (recovery) abandonment expense, net	(68,000)	707,000	742,000
(Gain) loss on sale of equipment	(17,000)	6,000	17,000
Provision for doubtful accounts	20,000	1,829,000	585,000
Stock-based compensation	235,000	272,000	214,000
Changes in operating assets and liabilities:
Accounts receivable	(4,407,000)	936,000	3,266,000
Costs and estimated earnings in excess of billings on uncompleted contracts	(4,694,000)	1,632,000	187,000
Income tax receivable	51,000	905,000	(956,000)
Other receivables	(103,000)	(25,000)	53,000
Prepaid expenses and other current assets	(214,000)	284,000	292,000
Other assets	(89,000)	55,000	50,000
Accounts payable	3,923,000	(654,000)	(186,000)
Accrued liabilities	1,476,000	(959,000)	(831,000)
Billings in excess of costs and estimated earnings on uncompleted contracts	11,000	326,000	(236,000)
Deferred lease obligations	(189,000)	(272,000)	(60,000)

Net cash provided by operating activities	97,000	2,154,000	3,546,000

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(685,000)	(386,000)	(552,000)
Proceeds from sale of equipment	40,000	—	49,000
Purchase of other assets	—	—	(75,000)
Payments related to business acquisitions	(2,104,000)	(2,373,000)	(10,236,000)
Purchase of liquid investments	—	—	(7,100,000)
Proceeds from sale of liquid investments	—	—	8,400,000

Net cash used in investing activities	(2,749,000)	(2,759,000)	(9,514,000)

Cash flows from financing activities:
Changes in excess of outstanding checks over bank balance	735,000	40,000	(185,000)
Payments on notes payable	(17,000)	(46,000)	(1,119,000)
Proceeds from notes payable	214,000	—	—
Borrowings under line of credit	14,123,000	3,553,000	—
Repayments of line of credit	(14,123,000)	(2,553,000)	—
Principal payments on capital leases	(173,000)	(172,000)	(170,000)
Proceeds from stock option exercise	3,000	—	—
Proceeds from sales of common stock under employee stock purchase plan	87,000	84,000	75,000

Net cash provided by (used in) financing activities	849,000	906,000	(1,399,000)

Net (decrease) increase in cash and cash equivalents	(1,803,000)	301,000	(7,367,000)
Cash and cash equivalents at beginning of the year	8,445,000	8,144,000	15,511,000

Cash and cash equivalents at end of the year	$6,642,000	$8,445,000	$8,144,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$52,000	$40,000	$34,000
Income taxes	48,000	3,000	853,000
Supplemental disclosures of noncash investing and financing activities:
Equipment acquired under capital leases	$240,000	$60,000	$42,000
Note payable issued in connection with acquisition of assets	—	—	100,000
Purchase price payable	—	—	1,000,000

See accompanying notes to consolidated financial statements

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years 2010, 2009 and 2008

1. ORGANIZATION AND OPERATIONS OF THE COMPANY

  Nature of Business

        Willdan Group, Inc. and subsidiaries ("Willdan Group" or the "Company") is a provider of professional technical and consulting services to small and mid-sized public agencies, large public utilities and, to a lesser extent, private industry in California, New York, Arizona and to a lesser extent, other states throughout the United States. The Company enables these public agencies to provide a wide range of specialized services without having to incur and maintain the overhead necessary to develop staffing in-house. The Company provides a broad range of services including civil engineering and planning, energy efficiency and sustainability, economic and financial consulting, homeland security and communications and technology. Clients primarily consist of cities, counties, public utilities, redevelopment agencies, water districts, school districts and universities, state agencies, federal agencies, a variety of other special districts and agencies, private industry and tribal governments.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

        The consolidated financial statements include the accounts of Willdan Group, Inc. and its wholly owned subsidiaries, Willdan Engineering, Willdan Energy Solutions, Public Agency Resources, Willdan Financial Services and Willdan Homeland Solutions. Willdan Energy Solutions is included as of June 9, 2008, the date of its acquisition. All significant intercompany balances and transactions have been eliminated in consolidation.

  Fiscal Years

        The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to December 31. Fiscal years 2010 and 2009 contained 52 weeks. Fiscal year 2008 contained 53 weeks. All references to years in the notes to consolidated financial statements represent fiscal years.

  Cash, Cash Equivalents and Liquid Investments

        All highly liquid investments purchased with a remaining maturity of three months or less are considered to be cash equivalents. Outstanding checks in excess of cash on deposit have been classified as current liabilities. Cash and cash equivalents consisted of the following:

	December 31, 2010	January 1, 2010
Wells Fargo Stage Coach
Sweep Investment Account	$808,000	$609,000
Wells Fargo
Money Market Mutual Fund	5,287,000	5,280,000
Wells Fargo
Advantage Heritage Fund	47,000	1,097,000
Cash on hand in business checking accounts	500,000	1,459,000

	$6,642,000	$8,445,000

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2010, 2009 and 2008

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The Company from time to time may be exposed to credit risk with its bank deposits in excess of the FDIC insurance limits and with uninsured money market investments. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

  Fair Value of Financial Instruments

        As of December 31, 2010 and January 1, 2010, the carrying amounts of the Company's cash, cash equivalents, accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, income tax receivable, other receivables, prepaid expenses and other current assets, excess of outstanding checks over bank balance, accounts payable, purchase price payable, accrued liabilities and billings in excess of costs and estimated earnings on uncompleted contracts, approximate their fair values because of the relatively short period of time between the origination of these instruments and their expected realization or payment. The carrying amounts of debt obligations approximate their fair values since the terms are comparable to terms currently offered by local lending institutions for loans of similar terms to companies with comparable credit risk.

  Segment Information

        Willdan Group, Inc. (WGI) is a holding company with five wholly owned subsidiaries. The Company presents segment information externally consistent with the manner in which the Company's chief operating decision maker reviews information to assess performance and allocate resources. WGI performs administrative functions on behalf of its subsidiaries, such as treasury, legal, accounting, information systems, human resources and certain business development activities, and earns revenue that is only incidental to the activities of the enterprise. As a result, WGI does not meet the definition of an operating segment. Three of the five WGI subsidiaries are aggregated into one reportable segment as they have similar economic characteristics including the nature of services, the methods used to provide services and the type of customers. The remaining two subsidiaries each comprise separate reporting segments.

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

Fiscal Years 2010, 2009 and 2008

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

        Applying the percentage-of-completion method of recognizing revenue requires the Company to estimate the outcome of its long-term contracts. The Company forecasts such outcomes to the best of its knowledge and belief of current and expected conditions and its expected course of action. Differences between the Company's estimates and actual results often occur resulting in changes to reported revenue and earnings. Such changes could have a material effect on future consolidated financial statements.

        Direct costs of contract revenue consist primarily of that portion of technical and nontechnical salaries and wages that has been incurred in connection with revenue producing projects. Direct costs of contract revenue also include production expenses, sub-consultant services and other expenses that are incurred in connection with revenue producing projects.

        Direct costs of contract revenue exclude that portion of technical and nontechnical salaries and wages related to marketing efforts, vacations, holidays and other time not spent directly generating revenue under existing contracts. Such costs are included in general and administrative expenses. Additionally, payroll taxes, bonuses and employee benefit costs for all Company personnel are included in general and administrative expenses in the accompanying consolidated statements of operations since no allocation of these costs is made to direct costs of contract revenue. No allocation of facilities costs is made to direct costs of contract revenue. Other companies may classify as direct costs of contract revenue some of the costs that the Company classifies as general and administrative costs. The Company expenses direct costs of contract revenue when incurred.

        Accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts based upon a review of all outstanding amounts on a quarterly basis. Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts. Credit risk is generally minimal with governmental entities, but disputes may arise related to these receivable amounts. Accounts receivables are written off when deemed uncollectible. Recoveries of accounts receivables previously written off are recorded when received.

        The value of retainage is included in accounts receivable in the accompanying consolidated financial statements. Retainage represents the billed amount that is retained by the customer, in accordance with the terms of the contract, generally until performance is substantially complete.

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2010, 2009 and 2008

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

Fiscal Years 2010, 2009 and 2008

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        The Company recognizes the tax benefit from uncertain tax positions if it is more likely than not that the tax positions will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefit is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.

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

Fiscal Years 2010, 2009 and 2008

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

3. BUSINESS COMBINATION

        On June 9, 2008, the Company acquired all of the outstanding stock of Willdan Energy Solutions, formerly known as Intergy Corporation, a California—based consulting company that assists companies, institutions and agencies with planning and implementing their energy efficiency, water conservation and renewable energy strategies. The acquisition cost recorded by the Company as of December 31, 2010 was $15.2 million, consisting of $9.9 million in cash paid at closing, a $0.2 million net asset value adjustment, a guaranteed payment of $1.0 million in cash paid in June 2009, an earn-out payment of $1.3 million paid in August 2009, an earn-out payment of $2.1 million paid in September 2010 and $0.7 million in transaction costs. The acquisition cost may increase by up to $2.8 million if Willdan Energy Solutions achieves certain financial targets over the annual periods ending on the last day of the Company's second fiscal quarter in 2011. The Company has recorded $12.5 million of goodwill associated with the acquisition through December 31, 2010.

        The $12.5 million of goodwill represents the amount paid to acquire Willdan Energy Solutions over and above the fair value of the net assets acquired, which includes the estimated fair value of the backlog in place as of the date of acquisition. The amount paid that has been classified as goodwill primarily relates to the expected future business that was not part of the backlog at the time of acquisition. The goodwill is deductible for income tax purposes over a period of 15 years.

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2010, 2009 and 2008

3. BUSINESS COMBINATION (Continued)

        Unaudited pro forma consolidated statements of operations for the fiscal year ended January 1, 2009 as though Willdan Energy Solutions had been acquired as of the first day of the period presented is as follows:

Fiscal Year
2008
Contract revenue	$77,831,000
Loss from operations	(919,000)
Net loss	(1,053,000)
Basic and diluted loss per share	$(0.15)

        The Company finalized its purchase price allocation during fiscal year 2009.

4. GOODWILL AND OTHER INTANGIBLE ASSETS

        The changes in the carrying value of goodwill by reporting unit for the fiscal year ended December 31, 2010 were as follows:

	Fiscal Year 2010
	Balance at Beginning of Year	Goodwill Additions	Impairment	Balance at End of Year
Reporting Unit:
Energy Solutions	$10,371,000	$2,104,000	$—	$12,475,000
Financial Services	—	—	—	—
Homeland Security Services	—	—	—	—

	$10,371,000	$2,104,000	$—	$12,475,000

	Fiscal Year 2009
	Balance at Beginning of Year	Goodwill Additions	Impairment	Balance at End of Year
Reporting Unit:
Energy Solutions	$8,382,000	$1,989,000	$—	$10,371,000
Financial Services	2,763,000	—	(2,763,000)	—
Homeland Security Services	—	—	—	—

	$11,145,000	$1,989,000	$(2,763 ,000)	$10,371,000

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2010, 2009 and 2008

4. GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

	Fiscal Year 2008
	Balance at Beginning of Year	Goodwill Additions	Impairment	Balance at End of Year
Reporting Unit:
Energy Solutions	$—	$8,382,000	$—	$8,382,000
Financial Services	2,763,000	—	—	2,763,000
Homeland Security Services	148,000	—	(148,000)	—

	$2,911,000	$8,382,000	$(148,000)	$11,145,000

        In fiscal 2008, the fair value of the Homeland Security Services reporting unit did not exceed its carrying value and an impairment charge of $148,000 was recognized. The additions to goodwill during fiscal 2009 for Energy Solutions related to the $1.3 million earn-out payment and finalization of the purchase price allocation. In fiscal 2009, the fair value of the Financial Services reporting unit did not exceed its carrying value and step two of the impairment analysis indicated that there was no implied value to this reporting unit's goodwill. Accordingly, an impairment charge of $2.8 million was recognized. The fair value of the reporting unit is a Level 3 valuation. The valuation was based on an 80% weighting of an income approach value and a 20% weighting using a market approach value. The income approach was based on the present value of projected cash flows during the holding period and disposition of the reporting unit at the end of the final year of the assumed holding period. The market approach was based on a multiple of earnings before interest, taxes, depreciation and amortization (EBITDA) utilizing publicly available EBITDA multiples for similar companies. The terminal sales value computed in the income approach was also based on a multiple of projected EBITDA for the last year of the assumed holding period. The additions to goodwill in fiscal 2010 for Energy Solutions related to the $2.1 million earn-out payment in September 2010.

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2010, 2009 and 2008

4. GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

        The goodwill balances included in the accompanying consolidated balance sheets consist of the following:

	Reporting Units
	Energy Solutions	Financial Services	Homeland Security Services	Total
December 31, 2010:
Goodwill	$12,475,000	$2,763,000	$148,000	$15,386,000
Accumulated impairment	—	(2,763,000)	(148,000)	(2,911,000)

	$12,475,000	$—	$—	$12,475,000

January 1, 2010:
Goodwill	$10,371,000	$2,763,000	$148,000	$13,282,000
Accumulated impairment	—	(2,763,000)	(148,000)	(2,911,000)

	$10,371,000	$—	$—	$10,371,000

January 2, 2009:
Goodwill	$8,382,000	$2,763,000	$148,000	$11,293,000
Accumulated impairment	—	—	(148,000)	(148,000)

	$8,382,000	$2,763,000	$—	$11,145,000

        The gross amounts and accumulated amortization of the Company's acquired identifiable intangible assets with finite useful lives as of December 31, 2010 and January 1, 2010, included in intangible assets, net in the accompanying consolidated balance sheets, were as follows:

	December 31, 2010		January 1, 2010
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization	Amortization Period (yrs)
Backlog	$920,000	$920,000	$920,000	$920,000	1
Training materials/courses	282,000	187,000	282,000	134,000	5
Non-compete agreements	30,000	30,000	30,000	29,000	3

	$1,232,000	$1,137,000	$1,232,000	$1,083,000

        At the time of acquisition, the Company estimates the fair value of the acquired identifiable intangible assets based upon the facts and circumstances related to the particular intangible asset. Inherent in such estimates are judgments and estimates of future revenue, profitability, cash flows and appropriate discount rates for any present value calculations. The Company preliminarily estimates the value of the acquired identifiable intangible assets and then finalizes the estimated fair values during the purchase allocation period, which does not extend beyond 12 months from the date of acquisition. The purchase allocation for Willdan Energy Solutions was finalized during the second quarter of fiscal 2009.

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2010, 2009 and 2008

4. GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

        For the years ended December 31, 2010, January 1, 2010 and January 2, 2009, the Company's amortization expense for acquired identifiable intangible assets with finite useful lives was $54,000, $602,000 and $429,000, respectively. Estimated future amortization expense for acquired identifiable intangible assets is as follows:

Fiscal year:
2011	$46,000
2012	37,000
2013	12,000

$95,000

5. EARNINGS PER SHARE (EPS)

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

        The following table sets forth the number of weighted-average shares used to compute basic and diluted EPS:

	Fiscal Year
	2010	2009	2008
Net income (loss)	$2,720,000	$(5,575,000)	$(1,605,000)

Weighted-average common shares outstanding	7,233,000	7,192,000	7,159,000
Effect of dilutive stock options	78,000	—	—

Weighted-average common stock outstanding—diluted	7,311,000	7,192,000	7,159,000

Earnings (loss) per share:
Basic	$0.38	$(0.78)	$(0.22)

Diluted	$0.37	$(0.78)	$(0.22)

        For the fiscal year ended December 31, 2010, 524,000 options were excluded from the calculation of dilutive potential common shares, compared to 566,000 and 303,000 options, for fiscal 2009 and fiscal 2008, respectively. These options were not included in the computation of dilutive potential common shares because the assumed proceeds per share exceeded the average market price per share for the periods. Accordingly, the inclusion of these options would have been anti-dilutive. For periods in which the Company incurs net losses, dilutive potential common shares are excluded as they would be anti-dilutive.

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2010, 2009 and 2008

6. ACCOUNTS RECEIVABLE

        Accounts receivable consisted of the following:

	December 31, 2010	January 1, 2010
Billed	$14,895,000	$11,895,000
Unbilled	11,343,000	6,649,000
Contract retentions	548,000	64,000

	26,786,000	18,608,000
Allowance for doubtful accounts	(959,000)	(1,862,000)

	$25,827,000	$16,746,000

        The movements in the allowance for doubtful accounts consisted of the following for fiscal years 2010, 2009 and 2008:

	Fiscal Year
	2010	2009	2008
Balance as of the beginning of the year	$1,862,000	$662,000	$372,000
Provision for doubtful accounts	149,000	1,749,000	589,000
Write-offs of uncollectible accounts	(1,059,000)	(555,000)	(300,000)
Recoveries of accounts written off	7,000	6,000	1,000

Balance as of the end of the year	$959,000	$1,862,000	$662,000

        Billed accounts receivable represent amounts billed to clients that have yet to be collected. Unbilled accounts receivable represent revenue recognized but not yet billed pursuant to contract terms or accounts billed after the period end. Substantially all unbilled receivables as of December 31, 2010 and January 1, 2010 are expected to be billed and collected within twelve months of such date. Contract retentions represent amounts invoiced to clients where payments have been withheld pending the completion of certain milestones, other contractual conditions or upon the completion of the project. These retention agreements vary from project to project and could be outstanding for several months.

        Allowances for doubtful accounts have been determined through specific identification of amounts considered to be uncollectible and potential write-offs, plus a non-specific allowance for other amounts for which some potential loss has been determined to be probable based on current and past experience.

        As of December 31, 2010, one client accounted for 34% of outstanding receivables. No client accounted for more than 10% of the Company's outstanding receivables as of January 1, 2010.

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2010, 2009 and 2008

7. EQUIPMENT AND LEASEHOLD IMPROVEMENTS

        Equipment and leasehold improvements consist of the following:

	December 31, 2010	January 1, 2010
Furniture and fixtures	$4,371,000	$4,452,000
Computer hardware and software	5,227,000	4,903,000
Leasehold improvements	803,000	748,000
Equipment under capital leases	881,000	719,000
Automobiles, trucks, and field equipment	529,000	424,000

	11,811,000	11,246,000
Accumulated depreciation and amortization	(10,315,000)	(9,650,000)

Equipment and leasehold improvements, net	$1,496,000	$1,596,000

        Included in accumulated depreciation and amortization is $151,000 and $156,000 of amortization related to equipment held under capital leases in fiscal years 2010 and 2009, respectively.

8. ACCRUED LIABILITIES

        Accrued liabilities consist of the following:

	December 31, 2010	January 1, 2010
Accrued bonuses	$107,000	$169,000
Paid leave bank	1,318,000	1,155,000
Compensation and payroll taxes	684,000	581,000
Accrued legal	46,000	136,000
Accrued workers' compensation insurance	49,000	27,000
Accrued rent	420,000	563,000
Employee withholdings	179,000	171,000
Client deposits	157,000	469,000
Other	3,025,000	1,238,000

Total accrued liabilities	$5,985,000	$4,509,000

9. EQUITY PLANS

        As of December 31, 2010, the Company had two share-based compensation plans, which are described below. The Company may no longer grant awards under the 2006 Stock Incentive Plan. The compensation expense that has been recognized for stock options issued under these plans was $235,000, $272,000 and $214,000 for fiscal years 2010, 2009 and 2008, respectively.

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2010, 2009 and 2008

9. EQUITY PLANS (Continued)

2006 STOCK INCENTIVE PLAN

        In June 2006, the Company's board of directors adopted the 2006 Stock Incentive Plan ("2006 Plan") and it received stockholder approval. The Company re-submitted the 2006 Plan to its stockholders for post-IPO approval at the 2007 annual meeting of the stockholders and it was approved. The 2006 Plan will terminate ten years after the board of directors approved it and no additional awards were or will be granted under the 2006 Plan after the Company's shareholders approved the 2008 Plan (as defined below) in June 2008. The 2006 Plan had 300,000 shares of common stock reserved for issuance to the Company's directors, executives, officers, employees, consultants and advisors. As of June 4, 2010, approximately 52,333 shares were available for award grant purposes under the 2006 Plan. These shares became available for grant under the 2008 Plan following shareholder approval of the 2008 Plan. Options granted under the 2006 Plan could be "non-statutory stock options" which expire no more than ten years from the date of grant or "incentive stock options" as defined in Section 422 of the Internal Revenue Code of 1986, as amended. Upon exercise of non-statutory stock options, the Company is generally entitled to a tax deduction on the exercise of the option for an amount equal to the excess over the exercise price of the fair market value of the shares at the date of exercise. The Company is generally not entitled to any tax deduction on the exercise of an incentive stock option. Option awards provide for accelerated vesting if there is a change in control (as defined in the 2006 Plan). Through December 31, 2010, options granted, net of forfeitures and expirations, under the 2006 Plan consisted of 192,500 shares and 19,000 shares for incentive stock options and non-statutory stock options, respectively, and 211,500 shares of common stock remained reserved for issuance under the 2006 Plan.

2008 PERFORMANCE INCENTIVE PLAN

        In March 2008, the Company's board of directors adopted the 2008 Performance Incentive Plan ("2008 Plan"), and it received stockholder approval at the 2008 annual meeting of the stockholders in June 2008. The 2008 Plan will terminate ten years after the board of directors approved it. The 2008 Plan had 486,167 shares of common stock reserved for issuance to the Company's directors, executives, officers, employees, consultants and advisors until June 4, 2010, at which time the stockholders, at the annual meeting of the stockholders, approved a 350,000 share increase to the 2008 Plan. The maximum number of shares of the Company's common stock that may be issued or transferred pursuant to awards under the 2008 Plan can also be increased by any shares subject to stock options granted under the 2006 Plan and outstanding as of June 9, 2008 which expire, or for any reason are cancelled or terminated, after June 9, 2008 without being exercised. As of December 31, 2010, the 2008 Plan had 888,500 shares of common stock reserved for issuance. Awards authorized by the 2008 Plan include stock options, stock appreciation rights, restricted stock, stock bonuses, stock units, performance stock, and other share-based awards. No participant may be granted an option to purchase more than 100,000 shares in any fiscal year. Options generally may not be granted with exercise prices less than fair market value at the date of grant, with vesting provisions and contractual terms determined by the compensation committee of the board of directors on a grant-by-grant basis. Options granted under the 2008 Plan may be "nonqualified stock options" or "incentive stock options" as defined in Section 422 of the Internal Revenue Code of 1986, as amended. The maximum term of each option shall be 10 years. Upon exercise of nonqualified stock options, the Company is generally entitled to a tax deduction on the exercise of the option for an amount equal to the excess over the exercise price of

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2010, 2009 and 2008

9. EQUITY PLANS (Continued)

the fair market value of the shares at the date of exercise. The Company is generally not entitled to any tax deduction on the exercise of an incentive stock option. Option awards provide for accelerated vesting if there is a change in control (as defined in the 2008 Plan). Through December 31, 2010, options granted, net of forfeitures and exercises, under the 2008 Plan consisted of 556,134 shares and 92,000 shares for incentive stock options and non-statutory stock options, respectively.

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

	2010	2009	2008
Expected volatility	39%	39% - 40%	35% - 39%
Expected dividends	0%	0%	0%
Expected term (in years)	5.75 - 6.00	5.75 - 6.00	5.00 - 6.00
Risk-free rate	1.48% - 2.59%	2.20% - 2.95%	1.50% - 3.61%

        A summary of option activity under the 2006 Plan and 2008 Plan as of December 31, 2010 and changes during the fiscal years ended December 31, 2010, January 1, 2010 and January 2, 2009 is presented below. The intrinsic value of the fully-vested options is $231,000, based on the Company's closing stock price of $4.00 on December 31, 2010.

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at January 1, 2010	566,000	$4.54	8.6
Granted	295,000	2.67	9.6
Exercised	(2,000)	1.65	8.6
Forfeited or expired	—	—	—

Outstanding at December 31, 2010	859,000	$3.90	8.3

Vested at December 31, 2010	356,000	$6.07	7.2

Exercisable at December 31, 2010	356,000	$6.07	7.2

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2010, 2009 and 2008

9. EQUITY PLANS (Continued)

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at January 2, 2009	303,000	$7.23	8.8
Granted	291,000	1.80	9.4
Exercised	—	—	—
Forfeited or expired	(28,000)	5.47	—

Outstanding at January 1, 2010	566,000	$4.54	8.6

Vested at January 1, 2010	172,000	$8.01	7.7

Exercisable at January 1, 2010	172,000	$8.01	7.7

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at December 28, 2007	233,000	$9.50	8.6
Granted	119,000	3.81	9.6
Exercised	—	—	—
Forfeited or expired	(49,000)	9.72	—

Outstanding at January 2 , 2009	303,000	$7.23	8.8

Vested at January 2, 2009	85,000	$8.85	8.5

Exercisable at January 2, 2009	85,000	$8.85	8.5

        A summary of the status of the Company's nonvested options and changes in nonvested options during the fiscal years ended December 31, 2010, January 1, 2010 and January 2, 2009, is presented below:

	Options	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2010	394,000	$1.24
Granted	295,000	1.06
Vested	(186,000)	1.72
Forfeited	—	—

Nonvested at December 31, 2010	503,000	0.96

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2010, 2009 and 2008

9. EQUITY PLANS (Continued)

	Options	Weighted- Average Grant-Date Fair Value
Nonvested at January 2, 2009	218,000	$2.64
Granted	291,000	0.78
Vested	(96,000)	2.87
Forfeited	(19,000)	1.88

Nonvested at January 1, 2010	394,000	1.24

	Options	Weighted- Average Grant-Date Fair Value
Nonvested at December 28, 2007	200,000	$3.76
Granted	119,000	1.47
Vested	(74,000)	3.39
Forfeited	(27,000)	3.76

Nonvested at January 2, 2009	218,000	2.64

        As of December 31, 2010, there was $378,000 of total unrecognized compensation expense related to non-vested stock options. That expense is expected to be recognized over a weighted-average period of 2.1 years. The total fair value of vested options granted during the fiscal years ended December 31, 2010, January 1, 2010, and January 2, 2009 was $0, $0 and $29,000, respectively.

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

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2010, 2009 and 2008

9. EQUITY PLANS (Continued)

        The Company's Amended and Restated 2006 Employee Stock Purchase Plan is a non-compensatory plan. As a result, stock-based compensation expense is not recognized in relation to this plan. As of December 31, 2010, there were 203,511 shares available for issuance under the plan.

10. DEBT OBLIGATIONS

        Debt obligations, excluding obligations under capital leases (note 10), consist of the following:

	2010	2009
Outstanding borrowings on line of credit	$1,000,000	$1,000,000
Notes payable for vehicles, 36 month term, bearing interest at 1.9%, payable in monthly principal and interest installments of $5,300 through January 2014, secured by vehicles	187,000	—
Other	34,000	23,000

	$1,221,000	$1,023,000
Less current portion	1,090,000	1,023,000

Debt obligations, less current portion	$131,000	$—

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

        Borrowings under the credit agreement are secured by all of the Company's accounts receivable and other rights to payment, general intangibles, inventory and equipment, including those of the Company's subsidiaries. In addition, borrowings under the credit agreement are secured by investments held in a securities account at Wells Fargo that must at all times have a collateral value of at least $5.0 million. Each of the Company's subsidiaries (except Public Agency Resources) has signed an unconditional guaranty of the Company's obligations under the agreements.

        The credit agreement contains customary representations and affirmative covenants, including a covenant to maintain a tangible net worth of at least $18.0 million at all times. Tangible net worth is defined in the credit agreement as stockholders' equity less intangible assets and loans or advances to, or investments in, any related entities or individuals. The impact of any non-cash property lease termination expense of up to $1.0 million in the aggregate recorded during the period from October 1, 2009 through December 31, 2010 was excluded from the calculation of tangible net worth under the credit agreement. As of December 31, 2010, the Company's tangible net worth as defined under the Company's credit agreement was met.

        The credit agreement also includes customary negative covenants, including a covenant that prohibits the incurrence of additional indebtedness by the Company or the Company's subsidiaries

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2010, 2009 and 2008

10. DEBT OBLIGATIONS (Continued)

other than purchase money indebtedness not to exceed $2.0 million and indebtedness existing on the date of the credit agreement, and a covenant that prohibits payment of dividends on the Company's stock and redemptions, repurchases or other acquisitions of the Company's stock, provided that the Company can repurchase stock with an aggregate fair market value up to $5.0 million in any calendar year. In addition, the credit agreement includes customary events of default for a credit facility. Upon a default, the interest rate will be increased by a default rate margin of 4.0%. Upon the occurrence of an event of default under the credit agreement, including a breach of any of the covenants discussed above, Wells Fargo has the option to make any loans then outstanding under the credit agreement immediately due and payable and is no longer obligated to extend further credit to the Company under the credit agreement.

        Principal maturities on notes payable as of December 31, 2010 are as follows:

Fiscal year:
2011	$90,000
2012	62,000
2013	63,000
2014	6,000

$221,000

11. COMMITMENTS

  Leases

        The Company is obligated under capital leases for certain furniture and office equipment that expire at various dates through the year 2013.

        The Company also leases certain office facilities under non-cancelable operating leases that expire at various dates through the year 2015 and is committed under non-cancelable operating leases for the lease of computer equipment and automobiles through the year 2012.

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2010, 2009 and 2008

11. COMMITMENTS (Continued)

        Future minimum rental payments under capital and non-cancelable operating leases are summarized as follows:

	Capital	Operating
Fiscal year:
2011	$207,000	$3,535,000
2012	101,000	2,606,000
2013	21,000	1,943,000
2014	—	1,583,000
2015	—	580,000

Total future minimum lease payments	329,000	$10,247,000

Amount representing maintenance	(50,000)
Amount representing interest (at rates ranging 2.95% to 11.0%)	(10,000)

Present value of net minimum lease payments under capital leases	269,000
Less current portion	173,000

	$96,000

        As of September 1, 2010, the Company turned over to the landlord a portion of its headquarters office space that was subleased by an entity that is owned by one of the Company's directors. Pursuant to the sublease agreement, this tenant paid the Company monthly rent of approximately $8,500, for a total of approximately $72,000 through August 31, 2010. The tenant had also paid the Company a proportionate share of certain operating expenses and taxes relating to the subleased space.

        Rent expense and related charges for common area maintenance for all facility operating leases for fiscal years 2010, 2009 and 2008 was approximately $3,116,000, $3,306,000 and $3,544,000, respectively.

        During the fiscal years ended January 1, 2010 and January 2, 2009, the Company closed certain of its offices or separable sections of offices. Additionally, a tenant that was subleasing an office from the Company defaulted on its lease. As a result of the office closures and the sublease default, the Company recorded lease abandonment expense, net, of $707,000 and $742,000, which is included in the accompanying consolidated statement of operations for the fiscal years ended January 1, 2010 and January 2, 2009, respectively. This expense includes future rental obligations and other costs associated

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2010, 2009 and 2008

11. COMMITMENTS (Continued)

with the leased space net of the fair value of subleases. The following is a reconciliation of the liability for lease abandonment (recovery) expense for fiscal years 2010 and 2009:

	Fiscal 2010	Fiscal 2009
Liability for abandoned leases as of beginning of year	$1,048,000	$757,000
Lease abandonment (recovery) expense, net	(68,000)	707,000
Lease payments on abandoned leases, net of sublease payments	(439,000)	(462,000)
Other	137,000	46,000

Liability for abandoned leases as of the end of the year	$678,000	$1,048,000

        The current portion of the liability for abandoned leases is included in accrued liabilities and the non-current portion is included in deferred lease obligations in the accompanying consolidated balance sheets.

  Employee Benefit Plans

        The Company has a qualified profit sharing plan (the Plan) pursuant to Code Section 401(a) and qualified cash or deferred arrangement pursuant to Code Section 401(k) covering substantially all employees. Employees may elect to contribute up to 50% of compensation limited to the amount allowed by tax laws. Company contributions are made solely at the discretion of the Company's board of directors. The Company made matching contributions of approximately $157,000, $0 and $260,000 during fiscal years 2010, 2009 and 2008, respectively.

        The Company has a discretionary bonus plan for regional managers, division managers and others as determined by the Company president. Bonuses are awarded if certain financial goals are achieved. The financial goals are not stated in the plan; rather they are judgmentally determined each year. In addition, the board of directors may declare discretionary bonuses to key employees and all employees are eligible for what the Company refers to as the "hot hand" bonus program, which pays awards for outstanding performance. Bonus expense for fiscal years 2010, 2009 and 2008 totaled approximately $403,000, $421,000 and $316,000, respectively, of which approximately $107,000, and $169,000 is included in accrued liabilities at December 31, 2010 and January 1, 2010, respectively.

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

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2010, 2009 and 2008

11. COMMITMENTS (Continued)

        Included in accrued liabilities in the accompanying consolidated balance sheets related to this obligation is the present value of expected payments for health insurance coverage, $170,000 as of December 31, 2010 and $189,000 as of January 1, 2010.

12. INCOME TAXES

        The provision (benefit) for income taxes is comprised of:

	Fiscal Year
	2010	2009	2008
Current federal (benefit) taxes	$(80,000)	$—	$(827,000)
Current state taxes	32,000	10,000	9,000
Deferred federal taxes (benefit)	94,000	(1,564,000)	77,000
Deferred state taxes (benefit)	298,000	(377,000)	(189,000)

	$344,000	$(1,931,000)	$(930,000)

        The provision (benefit) for income taxes reconciles to the amounts computed by applying the statutory federal tax rate of 34% to our income (loss) before income taxes. The sources and tax effects of the differences for fiscal years 2010, 2009 and 2008 are as follows:

	2010	2009	2008
Computed "expected" federal income tax expense (benefit)	$1,042,000	$(2,552,000)	$(862,000)
Permanent differences	107,000	121,000	74,000
Current and deferred state income tax expense (benefit), net of federal benefit	217,000	(413,000)	(119,000)
Change in valuation allowances on deferred tax assets	(934,000)	934,000	—
Other	(88,000)	(21,000)	(23,000)

	$344,000	$(1,931,000)	$(930,000)

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2010, 2009 and 2008

12. INCOME TAXES (Continued)

        The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets and liabilities are as follows:

	December 31, 2010	January 1, 2010	January 2, 2009
Current deferred tax assets:
Accrued litigation judgment	$18,000	$54,000	$65,000
Accounts receivable allowance	382,000	741,000	250,000
Other accrued liabilities	794,000	786,000	520,000
Federal and state net operating losses	1,937,000	—	—

	3,131,000	1,581,000	835,000
Valuation allowance	—	(412,000)	—

Net deferred tax assets	3,131,000	1,169,000	835,000

Current deferred tax liabilities:
Deferred revenue	(4,491,000)	(2,623,000)	(3,306,000)
Other	(47,000)	(25,000)	(48,000)

	(4,538,000)	(2,648,000)	(3,354,000)

Net current deferred tax liability	$(1,407,000)	$(1,479,000)	$(2,519,000)

Deferred tax assets, net of current portion:
Federal and state net operating losses	$455,000	$914,000	$628,000
Equipment and leasehold improvement depreciation	42,000	191,000	165,000
Intangible assets	33,000	803,000	—
Other	121,000	93,000	27,000

	651,000	2,001,000	820,000
Valuation allowance	—	(522,000)	—

Net deferred tax assets	651,000	1,479,000	820,000
Deferred tax liabilities, net of current portion:
Goodwill amortization	(29,000)	(396,000)	(587,000)

Net deferred tax assets, net of current portion	$622,000	$1,083,000	$233,000

        At December 31, 2010, the Company had federal and state operating loss carryovers of $5.7 million and $7.8 million, respectively. These carryovers expire through 2031 and 2032 for federal and state income taxes, respectively.

        Management also believes that there are no material uncertain tax positions that would impact the accompanying consolidated financial statements. The Company's policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense. The Company may be subject to examination by the Internal Revenue Service for calendar years 2007 through 2010. The Company may also be subject to examination on certain state and local jurisdictions for the years 2006 through 2010.

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2010, 2009 and 2008

13. SEGMENT INFORMATION

        The Company has three reporting segments: Engineering Services, Public Finance Services and Homeland Security Services. The Engineering Services segment includes Willdan Engineering, Public Agency Resources and Willdan Energy Solutions. The Engineering Services segment performs services for a broad range of public agency clients and, to a lesser extent, private industry, and offers a full complement of civil engineering and municipal planning, energy efficiency and sustainability services to clients throughout the western United States. The Public Finance Services segment, which consists of Willdan Financial Services, provides expertise and support for the various financing techniques employed by public agencies to finance their operations and infrastructure along with the mandated reporting and other requirements associated with these financings. The Homeland Security Services segment, which consists of Willdan Homeland Solutions, provides homeland security and communications and technology consulting services to cities, counties and related municipal service agencies.

        The accounting policies applied to determine the segment information are the same as those described in the summary of significant accounting policies. There were no intersegment sales for any of the fiscal years in the three-year period ended December 31, 2010. Management evaluates the performance of each segment based upon income or loss from operations before income taxes. Certain segment asset information including expenditures for long-lived assets has not been presented as it is not reported to or reviewed by the chief operating decision maker. In addition, enterprise-wide service line contract revenue is not included as it is impracticable to report this information for each group of similar services.

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2010, 2009 and 2008

13. SEGMENT INFORMATION (Continued)

        Financial information with respect to the reportable segments and reconciliation to the amounts reported in the Company's consolidated financial statements follows:

	Engineering Services	Public Finance Services	Homeland Security Services	Unallocated Corporate(1)(2)		Intersegment	Consolidated Total
Fiscal Year 2010:
Contract revenue	$62,223,000	$10,364,000	$5,309,000	$—		$—	$77,896,000
Depreciation and amortization	776,000	152,000	114,000	—		—	1,042,000
Interest expense (income)	77,000	(20,000)	(3,000)	—		—	54,000
Segment profit (loss) before income tax expense	2,127,000	698,000	360,000	(121,000)		—	3,064,000
Income tax expense (benefit)	173,000	120,000	58,000	(7,000)		—	344,000
Net income (loss)	1,954,000	578,000	302,000	(114,000	)(1)	—	2,720,000
Segment assets	163,013,000	23,297,000	6,700,000	143,650,000	(2)	(287,206,000)	49,454,000
Fiscal Year 2009:
Contract revenue	46,287,000	11,792,000	3,526,000	—		—	61,605,000
Depreciation and amortization	1,491,000	219,000	104,000	—		—	1,814,000
Interest expense	25,000	6,000	7,000	—		—	38,000
Segment (loss) profit before income tax expense	(5,661,000)	(1,747,000)	(13,000)	(85,000)		—	(7,506,000)
Income tax (benefit) expense	(1,469,000)	(442,000)	3,000	(23,000)		—	(1,931,000)
Net loss	(4,192,000)	(1,305,000)	(16,000)	(62,000	)(1)	—	(5,575,000)
Segment assets	137,673,000	23,151,000	6,250,000	140,987,000	(2)	(267,729,000)	40,332.000
Fiscal Year 2008:
Contract revenue	57,324,000	13,660,000	2,206,000	—		—	73,190,000
Depreciation and amortization	1,639,000	252,000	87,000	—		—	1,978,000
Interest expense (income)	18,000	(8,000)	23,000	—		—	33,000
Segment (loss) profit before income tax expense	(3,580,000)	2,101,000	(955,000)	(101,000)		—	(2,535,000)
Income tax (benefit) expense	(1,377,000)	863,000	(376,000)	(40,000)		—	(930,000)
Net (loss) income	(2,203,000)	1,238,000	(579,000)	(61,000	)(1)	—	(1,605,000)
Segment assets	82,062,000	14,396,000	2,657,000	74,470,000	(2)	(126,015,000)	47,570,000

(1)
The following sets forth the amounts included in the net income (loss) that was Unallocated Corporate for fiscal years 2010, 2009 and 2008:

	2010	2009	2008
Unallocated net (loss) income:
Income tax benefit	$7,000	$23,000	$40,000
Other	(121,000)	(85,000)	(101,000)

	$(114,000)	$(62,000)	$(61 ,000)

(2)
The following sets forth the assets that are included in Unallocated Corporate as of December 31, 2010, January 1, 2010 and January 2, 2009.

	2010	2009	2008
Assets:
Cash and cash equivalents	$6,169,000	$8,207,000	$7,049,000
Prepaid expenses	1,211,000	1,258,000	1,498,000
Intercompany receivables	114,703,000	111,466,000	46,910,000
Income tax receivable	—	51,000	956,000
Other receivables	75,000	67,000	44,000
Equipment and leasehold improvements, net	380,000	458,000	669,000
Investments in subsidiaries	20,396,000	18,293,000	16,919,000
Other assets	716,000	1,187,000	425,000

	$143,650,000	$140,987,000	$74,470,000

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2010, 2009 and 2008

14. CONTINGENCIES

  Claims and Lawsuits

        The Company is subject to claims and lawsuits from time to time, including those alleging professional errors or omissions that arise in the ordinary course of business against firms that operate in the engineering and consulting professions. The Company carries professional liability insurance, subject to certain deductibles and policy limits, for such claims as they arise and may from time to time establish reserves for litigation that is considered probable of a loss.

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

        French v. Willdan Engineering, Superior Court of California, Riverside County

        In January 1991, the Company was originally retained by the City of Calimesa, California to review and process development plans. The Company has provided plan review continuously since that date under various contracts with the city. As the city receives applications from developers for project approvals, the city forwards the project plans to the Company for processing. The Company processes the plans and the city pays the Company for its services. In August 2008, a suit was filed by a city employee alleging that the city processed development applications without first collecting fees from developers to cover the costs of processing. The suit further alleges that even though the Company performed the work requested by the city, the city should not have paid the Company for work in advance of collecting the developers' fees. The complaint was amended by the plaintiff in May 2010 to provide additional details and the Company has filed an answer to the complaint. The plaintiff seeks to recover for the city amounts paid to the Company for processing project plans for which the developer fees have not been paid. The city of Calimesa has not requested any refunds from the Company or joined in the litigation, and the city continues to retain the Company's services. The Company does not believe that this suit has any merit and will vigorously defend this claim.

        Vega v. City of Coachella, Superior Court of California, Riverside County

        On February 2, 2011, the Company was served with a lawsuit concerning a fatal traffic accident on Dillon Road at Harrison Place in the City of Coachella on October 7, 2008. At the time of the accident, Dillon Road was in the midst of a street widening project. The Company had been under contract with the City of Coachella to provide construction management services. The accident occurred when an individual driving southbound on Dillon Road ran the stop sign at the intersection of Harrison Place, colliding with a vehicle making a left turn from northbound Dillon Road onto Harrison Place. The driver of the northbound vehicle was injured in the accident and a passenger seated in the

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2010, 2009 and 2008

14. CONTINGENCIES (Continued)

front passenger seat was killed. At the time of the accident, there were "STOP" signs posted in both directions on Dillon Road, the construction zone was posted with 25 mph speed limit signs and construction zone signs, and there were "STOP AHEAD" signs posted in both directions on Dillon Road in advance of the intersection. The plaintiff seeks to recover unspecified damages from the Company. The Company believes that the accident was caused solely by the southbound driver, and will vigorously defend this claim.

15. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

        The tables below reflect selected quarterly information for the fiscal years ended December 31, 2010 and January 1, 2010.

	Fiscal Three Months Ended
	April 2, 2010	July 2, 2010	October 1, 2010	December 31, 2010
	(in thousands except per share amounts)
Contract revenue	$16,951	$20,367	$20,706	$19,872
Income from operations	385	1,265	1,394	30
Income tax expense (benefit)	—	—	595	(251)
Net income	392	1,258	788	282
Earnings (loss) per share: basic and diluted	$0.05	$0.17	$0.11	$0.04
Weighted-average shares outstanding:
Basic	7,223	7,229	7,236	7,245
Diluted	7,230	7,252	7,318	7,380

	Fiscal Three Months Ended
	April 3, 2009	July 3, 2009	October 2, 2009	January 1, 2010
	(in thousands except per share amounts)
Contract revenue	$17,185	$15,484	$14,561	$14,375
(Loss) income from operations	(705)	(1,433)	(1,385)	(3,970) (1)
Income tax (benefit) expense	(250)	(536)	(510)	(635)
Net (loss) income	(454)	(898)	(878)	(3,345)
(Loss) earnings per share: basic and diluted	$(0.06)	$(0.12)	$(0.12)	$(0.46)
Weighted-average shares outstanding: Basic and diluted	7,169	7,188	7,204	7,208

(1)
Loss from operations for the fiscal three months ended January 1, 2010 includes impairment of goodwill of $2.8 million and a reduction in litigation accrual expense of $1.1 million related to a claim settlement on a claim for indemnity in connection with a claim that arose in fiscal year 2002.