Form 10-Q
period 2011-04-01
Willdan Group, Inc.
filed 2011-05-12
CIK 1370450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2011

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

As of May 8, 2011, there were 7,256,755 shares of common stock, $0.01 par value per share, of Willdan Group, Inc. issued and outstanding.

WILLDAN GROUP, INC.
FORM 10-Q QUARTERLY REPORT

ii

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 1, 2011	December 31, 2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,185,000	$6,642,000
Accounts receivable, net of allowance for doubtful accounts of $685,000 and $959,000 at April 1, 2011 and December 31, 2010, respectively	13,745,000	14,484,000
Costs and estimated earnings in excess of billings on uncompleted contracts	11,973,000	11,343,000
Other receivables	110,000	176,000
Prepaid expenses and other current assets	1,538,000	1,714,000
Total current assets	34,551,000	34,359,000

Equipment and leasehold improvements, net	1,540,000	1,496,000
Goodwill	12,475,000	12,475,000
Other intangible assets, net	82,000	95,000
Other assets	397,000	407,000
Deferred income taxes, net of current portion	622,000	622,000
Total assets	$49,667,000	$49,454,000

Liabilities and Stockholders’ Equity
Current liabilities:
Excess of outstanding checks over bank balance	$1,106,000	$1,223,000
Borrowings under line of credit	1,208,000	1,000,000
Accounts payable	4,630,000	5,380,000
Accrued liabilities	6,224,000	5,985,000
Billings in excess of costs and estimated earnings on uncompleted contracts	1,846,000	1,041,000
Current portion of notes payable	79,000	90,000
Current portion of capital lease obligations	193,000	173,000
Current portion of deferred income taxes	1,407,000	1,407,000
Total current liabilities	16,693,000	16,299,000

Notes payable, less current portion	130,000	131,000
Capital lease obligations, less current portion	131,000	96,000
Deferred lease obligations	746,000	766,000
Total liabilities	17,700,000	17,292,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized: 7,257,000 and 7,246,000 shares issued and outstanding at April 1, 2011 and December 31, 2010, respectively	72,000	72,000
Additional paid-in capital	33,861,000	33,765,000
Accumulated deficit	(1,966,000)	(1,675,000)
Total stockholders’ equity	31,967,000	32,162,000
Total liabilities and stockholders’ equity	$49,667,000	$49,454,000

See accompanying notes to condensed consolidated financial statements.

 WILLDAN GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	April 1,	April 2,
	2011	2010

Contract revenue	$22,742,000	$16,951,000

Direct costs of contract revenue:
Salaries and wages	6,371,000	5,014,000
Subconsultant services	7,226,000	1,937,000
Other direct costs, net	(34,000)	1,342,000
Total direct costs of contract revenue	13,563,000	8,293,000
Gross profit	9,179,000	8,658,000

General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	5,561,000	4,442,000
Facilities and facilities related	1,078,000	1,094,000
Stock-based compensation	54,000	80,000
Depreciation and amortization	257,000	271,000
Other	2,509,000	2,386,000
Total general and administrative expenses	9,459,000	8,273,000
(Loss) income from operations	(280,000)	385,000

Other (expense) income, net:
Interest income	2,000	5,000
Interest expense	(18,000)	(8,000)
Other, net	5,000	10,000
Total other (expense) income, net	(11,000)	7,000
(Loss) income before income taxes	(291,000)	392,000

Income tax expense (benefit)	—	—
Net (loss) income	$(291,000)	$392,000

(Loss) earnings per share:
Basic and diluted	$(0.04)	$0.05

Weighted-average shares outstanding:
Basic	7,251,000	7,223,000
Diluted	7,251,000	7,230,000

See accompanying notes to condensed consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	April 1, 2011	April 2, 2010
Cash flows from operating activities:
Net (loss) income	$(291,000)	$392,000
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	274,000	271,000
Lease abandonment expense (recovery), net	13,000	(11,000)
Gain on sale of equipment	(2,000)	(6,000)
Provision for doubtful accounts	10,000	39,000
Stock-based compensation	54,000	80,000
Changes in operating assets and liabilities:
Accounts receivable	729,000	1,442,000
Costs and estimated earnings in excess of billings on uncompleted contracts	(630,000)	(3,793,000)
Other receivables	66,000	24,000
Prepaid expenses and other current assets	176,000	(407,000)
Other assets	10,000	(17,000)
Accounts payable	(750,000)	(517,000)
Accrued liabilities	239,000	1,387,000
Billings in excess of costs and estimated earnings on uncompleted contracts	805,000	(145,000)
Deferred lease obligations	(33,000)	(83,000)
Net cash provided by (used in) operating activities	670,000	(1,344,000)

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(201,000)	(140,000)
Proceeds from sale of equipment	1,000	8,000
Net cash used in investing activities	(200,000)	(132,000)

Cash flows from financing activities:
Changes in excess of outstanding checks over bank balance	(117,000)	328,000
Payments on notes payable	(35,000)	(15,000)
Proceeds from notes payable	23,000	—
Borrowings under line of credit	7,237,000	1,943,000
Repayments on line of credit	(7,029,000)	(1,943,000)
Principal payments on capital lease obligations	(48,000)	(37,000)
Proceeds from sales of common stock under employee stock purchase plan	42,000	47,000
Net cash provided by financing activities	73,000	323,000
Net increase (decrease) in cash and cash equivalents	543,000	(1,153,000)
Cash and cash equivalents at beginning of the period	6,642,000	8,445,000
Cash and cash equivalents at end of the period	$7,185,000	$7,292,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$23,000	$10,000
Income taxes	—	2,000

Supplemental disclosures of noncash investing and financing activities:
Equipment acquired under capital lease obligations	$103,000	$38,000

See accompanying notes to condensed consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 1, 2011
(Unaudited)

1.                     BASIS OF PRESENTATION, ORGANIZATION AND OPERATIONS OF THE COMPANY

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments, which consist of only normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the consolidated results for the interim periods presented.  Results for the interim period are not necessarily indicative of results for the full year. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  The consolidated financial statements should be read in conjunction with Willdan Group, Inc.’s 2010 Annual Report on Form 10-K filed on March 29, 2011.

Nature of Business

Willdan Group, Inc. and subsidiaries (“Willdan Group” or the “Company”) is a provider of professional technical and consulting services to small and mid-sized public agencies, large public utilities and, to a lesser extent, private industry in California, New York, Arizona and to a lesser extent, other states throughout the United States. The Company enables these public agencies to provide a wide range of specialized services without having to incur and maintain the overhead necessary to develop staffing in-house. The Company provides a broad range of services including civil engineering and planning, energy efficiency and sustainability, economic and financial consulting, homeland security and communications and technology. Clients primarily consist of cities, counties, public utilities, redevelopment agencies, water districts, school districts and universities, state agencies, federal agencies, a variety of other special districts and agencies, private industry and tribal governments.

Principles of Consolidation

The consolidated financial statements include the accounts of Willdan Group, Inc. and its wholly owned subsidiaries, Willdan Engineering, Willdan Energy Solutions, Public Agency Resources, Willdan Financial Services and Willdan Homeland Solutions.  All significant intercompany balances and transactions have been eliminated in consolidation.

Accounting for Contracts

The Company enters into contracts with its clients that contain three principal types of pricing provisions: fixed price, time and materials, and unit based. Revenue on fixed price contracts is recognized on the percentage of completion method based generally on the ratio of direct costs (exclusive of depreciation and amortization costs) incurred to date to estimated total direct costs at completion. Revenue on time and materials and unit based contracts is recognized as the work is performed in accordance with the specific terms of the contract. Contracts that provide for multiple services or deliverables are evaluated as multiple-element arrangements to determine the appropriate unit of accounting, allocation of contract value, and method of revenue recognition for each element. Revenue for amounts that have been billed but not earned is deferred and such deferred revenue is referred to as billings in excess of costs and estimated earnings on uncompleted contracts in the accompanying consolidated balance sheets.

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

The value of retainage is included in accounts receivable in the accompanying consolidated financial statements. Retainage represents the billed amount that is retained by the customer, in accordance with the terms of the contract, generally until performance is substantially complete.  At April 1, 2011 and December 31, 2010, the Company had retained accounts receivable of approximately $600,000 and $547,000, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash, cash equivalents, accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, income tax receivable, other receivables, prepaid expenses and other current assets, excess of outstanding checks over bank balance, accounts payable, purchase price payable, accrued liabilities and billings in excess of costs and estimated earnings on uncompleted contracts, approximate their fair values because of the relatively short period of time between the origination of these instruments and their expected realization or payment. The carrying amounts of debt obligations approximate their fair values since the terms are comparable to terms currently offered by local lending institutions for loans of similar terms to companies with comparable credit risk.

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

2.                     BUSINESS COMBINATION

On June 9, 2008, the Company acquired all of the outstanding stock of Willdan Energy Solutions, formerly known as Intergy Corporation, a California—based consulting company that assists companies, institutions and agencies with planning and implementing their energy efficiency, water conservation and renewable energy strategies. The acquisition cost recorded by the Company as of April 1, 2011 was $15.2 million, consisting of $9.9 million in cash paid at closing, a $0.2 million net asset value adjustment, a guaranteed payment of $1.0 million in cash paid in June 2009, an earn-out payment of $1.3 million paid in August 2009, an earn-out payment of $2.1 million paid in September 2010 and $0.7 million in transaction costs. The acquisition cost may increase by up to $2.8 million if Willdan Energy Solutions achieves certain financial targets over the annual period ending on the last day of the Company’s second fiscal quarter in 2011. The Company has recorded $12.5 million of goodwill associated with the acquisition through April 1, 2011.

3.                     GOODWILL AND OTHER INTANGIBLE ASSETS

As of April 1, 2011 and December 31, 2010, the Company had $12.5 million of goodwill, all of which relates to the Energy Solutions reporting unit, which is a component of the Engineering Services reporting segment.

The gross amounts and accumulated amortization of the Company’s acquired identifiable intangible assets with finite useful lives as of April 1, 2011 and December 31, 2010, included in intangible assets, net in the accompanying consolidated balance sheets, were as follows:

	April 1, 2011		December 31, 2010
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization	Amortization Period (yrs)
Backlog	$920,000	$920,000	$920,000	$920,000	1
Training materials/courses	282,000	200,000	282,000	187,000	5
Non-compete agreements	30,000	30,000	30,000	30,000	3
	$1,232,000	$1,150,000	$1,232,000	$1,137,000

The Company’s amortization expense for acquired identifiable intangible assets with finite useful lives was $13,000 for the fiscal three ended April 1, 2011 and for the fiscal three months ended April 2, 2010.  Estimated amortization expense for acquired identifiable intangible assets for the remainder of fiscal 2011 and the succeeding years is as follows:

Fiscal year:
2011	$33,000
2012	37,000
2013	12,000
$82,000

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

The following table sets forth the number of weighted-average shares used to compute basic and diluted EPS:

	Three Months Ended
	April 1, 2011	April 2, 2010
	(In thousands, except per share data)

Net (loss) income	$(291,000)	$392,000

Weighted-average common shares outstanding	7,251,000	7,223,000
Effect of dilutive stock options	—	7,000
Weighted-average common stock outstanding-diluted	7,251,000	7,230,000

(Loss) earnings per share:
Basic and diluted	$(0.04)	$0.05

For the three months ended April 1, 2011, 232,000 options were excluded from the calculation of dilutive potential common shares, compared to 499,000 options, for the same period last year. These options were not included in the computation of dilutive potential common shares because of the net loss position or the assumed proceeds per share exceeded the average market price per share for the periods. Accordingly, the inclusion of these options would have been anti-dilutive. For periods in which the Company incurs net losses, dilutive potential common shares are excluded as they would be anti-dilutive.

5.                     EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consist of the following:

	April 1, 2011	December 31, 2010
Furniture and fixtures	$4,450,000	$4,371,000
Computer hardware and software	5,288,000	5,227,000
Leasehold improvements	813,000	803,000
Equipment under capital leases	868,000	881,000
Automobiles, trucks, and field equipment	553,000	529,000
	11,972,000	11,811,000
Accumulated depreciation and amortization	(10,432,000)	(10,315,000)
Equipment and leasehold improvements, net	$1,540,000	$1,496,000

6.                     ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	April 1, 2011	December 31, 2010
Accrued bonuses	$—	$107,000
Paid leave bank	1,484,000	1,318,000
Compensation and payroll taxes	1,459,000	684,000
Accrued legal	64,000	46,000
Accrued workers’ compensation insurance	19,000	49,000
Accrued rent	396,000	420,000
Employee withholdings	244,000	179,000
Client deposits	86,000	157,000
Other	2,472,000	3,025,000
Total accrued liabilities	$6,224,000	$5,985,000

7.                     LINE OF CREDIT

Under the terms of the Company’s credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”), the Company can borrow up to $5.0 million from time to time (as may be limited by the covenants in the credit agreement as discussed below) up to and until January 1, 2012. Loans made under the revolving line of credit will accrue interest at either (i) the floating rate equal to the prime rate in effect from time to time or (ii) the fixed rate of 1.75% above LIBOR, at the Company’s election. For prime rate loans, the interest rate will be adjusted when each prime rate change by the bank is announced and becomes effective.  There were outstanding borrowings of $1.2 million under this agreement, as of April 1, 2011.

Borrowings under the credit agreement are secured by all of the Company’s accounts receivable and other rights to payment, general intangibles, inventory and equipment, including those of the Company’s subsidiaries. In addition, borrowings under the credit agreement are secured by investments held in a securities account at Wells Fargo that must at all times have a collateral value of at least $5.0 million. Each of the Company’s subsidiaries (except Public Agency Resources) has signed an unconditional guaranty of the Company’s obligations under the credit agreement.

The credit agreement contains customary representations and affirmative covenants, including a covenant to maintain a tangible net worth of at least $18.0 million at all times. Tangible net worth is defined in the credit agreement as stockholders’ equity less intangible assets and loans or advances to, or investments in, any related entities or individuals. The impact of any non-cash property lease termination expense of up to $1.0 million in the aggregate recorded during the period from October 1, 2009 through December 31, 2010 was excluded from the calculation of tangible net worth under the credit agreement. As April 1, 2011, the Company’s tangible net worth as defined under the Company’s credit agreement was met.

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

8.                     COMMITMENTS

Leases

The Company is obligated under capital leases for certain furniture and office equipment that expire at various dates through the year 2014.

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

The Company recorded no income tax benefit related to the three months ended April 1, 2011.

10.                  SEGMENT INFORMATION

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

The accounting policies applied to determine the segment information are the same as those described in the summary of significant accounting policies, included in the Company’s 2010 Annual Report on Form 10-K filed on March 29, 2011. There were no intersegment sales during the fiscal three months ended April 1, 2011.  Management evaluates the performance of each segment based upon income or loss from operations before income taxes. Certain segment asset information including expenditures for long-lived assets has not been presented as it is not reported to or reviewed by the chief operating decision maker. In addition, enterprise-wide service line contract revenue is not included as it is impracticable to report this information for each group of similar services.

Financial information with respect to the reportable segments as of and for the fiscal three months ended April 1, 2011 and for the fiscal three months ended April 2, 2010 is as follows:

	Engineering Services	Public Finance Services	Homeland Security Services	Unallocated Corporate	Intersegment	Consolidated Total
Fiscal Three Months Ended April 1, 2011
Contract revenue	$18,954,000	$2,331,000	$1,457,000	$—	$—	$22,742,000
Segment loss before income taxes	(82,000)	(81,000)	(128,000)	—	—	(291,000)
Net loss	(82,000)	(81,000)	(128,000)	—	—	(291,000)
Segment assets	167,841,000	23,208,000	7,247,000	144,526,000	(293,155,000)	49,667,000
Segment net assets (1)	29,120,000	9,661,000	(1,058,000)	14,640,000	(20,396,000)	31,967,000

Fiscal Three Months Ended April 2, 2010
Contract revenue	$13,136,000	$2,626,000	$1,189,000	$—	$—	$16,951,000
Segment profit (loss) before income taxes	252,000	132,000	35,000	(27,000)	—	392,000
Net income (loss)	252,000	132,000	35,000	(27,000)	—	392,000
Segment assets	142,859,000	23,147,000	6,342,000	142,915,000	(273,466,000)	41,797,000
Segment net assets (1)	25,397,000	9,296,000	(1,197,000)	14,433,000	(18,293,000)	29,636,000

(1)   Segment net assets represent segment assets net of segment liabilities, which includes the effect of intersegment assets and liabilities which are eliminated in consolidation.

11.                  CONTINGENCIES

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

French v. Willdan Engineering, Superior Court of California, Riverside County

In January 1991, the Company was originally retained by the City of Calimesa, California to review and process development plans. The Company has provided plan review continuously since that date under various contracts with the city. As the city receives applications from developers for project approvals, the city forwards the project plans to the Company for processing. The Company processes the plans and the city pays the Company for its services. In August 2008, a suit was filed by a city employee alleging that the city processed development applications without first collecting fees from developers to cover the costs of processing. The suit further alleges that even though the Company performed the work requested by the city, the city should not have paid the Company for work in advance of collecting the developers’ fees. The complaint was amended by the plaintiff in May 2010 to provide additional details and the Company has filed an answer to the complaint. The plaintiff seeks to recover for the city amounts paid to the Company for processing project plans for which the developer fees have not been paid. The City of Calimesa has not requested any refunds from the Company or joined in the litigation, and the city continues to retain the Company’s services. The Company does not believe that this suit has any merit and will vigorously defend this claim.

Vega v. City of Coachella, Superior Court of California, Riverside County

On February 2, 2011, the Company was served with a lawsuit concerning a fatal traffic accident on Dillon Road at Harrison Place in the City of Coachella on October 7, 2008. At the time of the accident, Dillon Road was in the midst of a street widening project. The Company had been under contract with the City of Coachella to provide construction management services. The accident occurred when an individual driving southbound on Dillon Road ran the stop sign at the intersection of Harrison Place, colliding with a vehicle making a left turn from northbound Dillon Road onto Harrison Place. The driver of the northbound vehicle was injured in the accident and a passenger seated in the front passenger seat was killed. At the time of the accident, there were “STOP” signs posted in both directions on Dillon Road, the construction zone was posted with 25 mph speed limit signs and construction zone signs, and there were “STOP AHEAD” signs posted in both directions on Dillon Road in advance of the intersection. The plaintiff, the driver of the northbound vehicle, seeks to recover unspecified damages from the Company. The Company does not believe that this suit has any merit and will vigorously defend this claim.

12.                  SUBSEQUENT EVENTS

On May 3, 2011, the Board of Directors (the “Board”) of the Company approved the Company’s entering into amended and restated employment agreements (the “Employment Agreements”) with each of Dr. Thomas D. Brisbin, the Company’s President and Chief Executive Officer, Kimberly D. Gant, the Company’s Chief Financial Officer, Senior Vice President and Treasurer, and Marc Tipermas, the Company’s President of National Programs. The Employment Agreements are hereby incorporated by reference.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements included elsewhere in this Quarterly Report and the audited financial statements for the year ended December 31, 2010, included in our Annual Report on Form 10-K (File No. 001-33076).  This Quarterly Report contains, in addition to unaudited historical information, forward-looking statements, which involve risk and uncertainties.  The words “believe,” “expect,” “estimate,” “may,” “will,” “could,” “plan,” or “continue” and similar expressions are intended to identify forward-looking statements.  Our actual results could differ significantly from the results discussed in such forward-looking statements.  Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those discussed under the headings “Item 1A.  Risk Factors” in our 2010 Annual Report on Form 10-K, and in other filings made from time to time with the United States Securities and Exchange Commission (“SEC”) after the date of this Quarterly Report on Form 10-Q.  Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q.  We undertake no obligation to (and we expressly disclaim any obligation to) revise or update any forward-looking statement, whether as a result of new information, subsequent events, or otherwise (except as may be required by law), in order to reflect any event or circumstance which may arise after the date of this Quarterly Report on Form 10-Q.

Overview

We are a provider of professional technical and consulting services to small and mid-sized public agencies, large public utilities and, to a lesser extent, private industry primarily in California, New York, and Arizona. We enable the public agencies to provide a wide range of specialized services, without having to incur and maintain the overhead necessary to develop staffing in-house, by providing a broad range of services, including:

•             Civil Engineering and Planning;

•             Energy Efficiency and Sustainability Consulting;

•             Economic and Financial Consulting; and

•             Homeland Security and Communications and Technology Consulting

We operate our business through a network of offices located primarily in California and New York.  We also have operations in Arizona and, to a lesser extent, other states throughout the United States.  As of April 1, 2011, we had a staff of 559 which includes licensed engineers and other professionals.  Our traditional clients have been public agencies in communities with populations ranging from 10,000 to 300,000 people.  We believe communities of this size are underserved by large outsourcing companies that tend to focus on securing large federal and state projects, as well as projects for the private sector.  We also provide services to large public utilities which service major metropolitan communities.  We seek to establish close working relationships with our public agency clients and, over time, to expand the breadth and depth of the services we provide to them.

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

We were founded over 45 years ago, and today consist of a family of wholly-owned companies that operate within the following segments for financial reporting purposes:

Engineering Services.    Our Engineering Services segment includes the operations of our subsidiaries, Willdan Engineering, Willdan Energy Solutions and Public Agency Resources (PARs). These businesses collectively provide civil engineering-related and city planning, energy efficiency and sustainability consulting services to public agencies and utilities and, to a lesser extent, private industry.  Additionally, PARs primarily provides staffing to Willdan Engineering.  Willdan Engineering is our largest subsidiary and currently represents our core business.  Contract revenue for the Engineering Services segment represented approximately 83.3% and 77.1% of our consolidated contract revenue for the three months ended April 1, 2011 and April 2, 2010, respectively.

Public Finance Services.    Our Public Finance Services segment consists of the business of our subsidiary, Willdan Financial Services, which offers financial and economic consulting services to public agencies.  Contract revenue for the Public Finance Services segment represented approximately 10.2% and 15.9% of our consolidated contract revenue for the three months ended April 1, 2011 and April 2, 2010, respectively.

Homeland Security Services.    Our Homeland Security Services segment consists of the operations of our subsidiary, Willdan Homeland Solutions, which offers homeland security and communications and technology consulting services.  Contract revenue for our Homeland Security Services segment represented approximately 6.4% and 7.0% of our consolidated contract revenue for the three months ended April 1, 2011 and April 2, 2010, respectively.

Components of Income and Expense

Contract Revenue

We provide our services under contracts, purchase orders or retainer letters. The contracts we enter into with our clients contain three principal types of pricing provisions: time and materials, unit based, and fixed price. Revenue on our time and materials and unit based contracts are recognized as the work is performed in accordance with specific terms of the contract. Approximately 44% of our contracts are based on contractual rates per hour plus costs incurred. Some of these contracts include maximum contract prices, but the majority of these contracts are not expected to exceed the maximum. Contract revenue on our fixed price contracts is determined on the percentage of completion method based generally on the ratio of direct costs incurred to date to estimated total direct costs at completion. Many of our fixed price contracts are relatively short in duration, thereby lowering the risks of not properly estimating the percent complete.

Adjustments to contract cost estimates are made in the periods in which the facts requiring such revisions become known. When the revised estimate indicates a loss, such loss is recognized currently in its entirety. Claims revenue is recognized only upon resolution of the claim. Change orders in dispute are evaluated as claims. Costs related to un-priced change orders are expensed when incurred and recognition of the related contract revenue is based on an evaluation of the probability of recovery of the costs. Estimated profit is recognized for un-priced change orders if realization of the expected price of the change order is probable.

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

Direct Costs of Contract Revenue

Direct costs of contract revenue consist primarily of subconsultant services and that portion of technical and nontechnical salaries and wages that has have incurred in connection with revenue producing projects. Direct costs of contract revenue also include production expenses and other expenses that are incurred in connection with revenue producing projects. Direct costs of contract revenue exclude depreciation and amortization, that portion of technical and nontechnical salaries and wages related to marketing efforts, vacations, holidays and other time not spent directly generating revenue under existing contracts. Such costs are included in general and administrative expenses. Additionally, payroll taxes, bonuses and employee benefit costs for all of our personnel are included in general and administrative expenses since no allocation of these costs is made to direct costs of contract revenue. No allocation of facilities costs is made to direct costs of contract revenue nor is depreciation and amortization allocated to direct costs. We expense direct costs of contract revenue when incurred.

As a firm that provides multiple and diverse services, we do not believe gross margin is a consistent or appropriate indicator of our performance and therefore we do not use this measure as construction contractors and other types of consulting firms may. Other companies may classify as direct costs of contract revenue some of the costs that we classify as general and administrative expenses. As a result, our direct costs of contract revenue may not be comparable to direct costs for other companies, either as a line item expense or as a percentage of contract revenue.

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

Critical Accounting Policies

This discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the U.S., or GAAP. To prepare these financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses in the reporting period. Our actual results may differ from these estimates.  We have provided a summary of our significant accounting policies in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.  We describe below those accounting policies that require material subjective or complex judgments and that have the most significant impact on our financial condition and results of operations. Our management evaluates these estimates on an ongoing basis, based upon information currently available and on various assumptions management believes are reasonable as of the date of this report.

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

Goodwill

We test goodwill, at least annually, for possible impairment. Accordingly, we complete our annual testing of goodwill as of the last day of the first month of our fourth fiscal quarter each year to determine whether there is impairment. In addition to our annual test, we regularly evaluate whether events and circumstances have occurred that may indicate a potential impairment of goodwill. We did not recognize any goodwill impairment charges for the fiscal three months ended April 1, 2011.

We test our goodwill for impairment at the level of our reporting units, which are components of our operating segments. The only reporting unit that has goodwill is Willdan Energy Solutions, which is part of our engineering services segment. The process of testing goodwill for impairment involves the determination of the fair value of the applicable reporting units. To estimate the fair value of our reporting units, we use both an income approach based on management’s estimates of future cash flows and other market data and a market approach based upon multiples of EBITDA earned by similar public companies. For our fiscal year 2010 annual impairment testing, we weighted the income approach and the market approach at 80% and 20%, respectively. The income approach was given a higher weight because it has a more direct correlation to the specific economics of the reporting units than the market approach, which is based on multiples of public companies that, although comparable, may not provide the same mix of services as our reporting units.

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

Inherent in such fair value determinations are significant judgments and estimates, including but not limited to assumptions about our future revenue, profitability and cash flows, our operational plans and our interpretation of current economic indicators and market valuations. To the extent these assumptions are incorrect or economic conditions that would impact the future operations of our reporting units change, our goodwill may be deemed to be impaired, and an impairment charge could result in a material adverse effect on our financial position or results of operation. During our 2010 annual impairment testing, the estimated fair value of our energy solutions reporting unit exceeded the carrying value. If the estimated fair value of our Energy Solutions reporting unit decreases by 10% from that determined during our 2010 annual impairment testing, we would have an implied impairment charge of $0.3 million.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the financial reporting basis and tax basis of our assets and liabilities, subject to a judgmental assessment of recoverability of deferred tax assets.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets may not be realized.

We recognize the tax benefit from uncertain tax positions if it is more likely than not that the tax positions will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefit is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. We recognize interest and penalties related to unrecognized tax benefits in income tax expense

Results of Operations

The following table sets forth, for the periods indicated, certain information derived from our consolidated statements of operations expressed as a percentage of contract revenue.

	Fiscal Three Months Ended
Statement of Operations Data	April 1, 2011	April 2, 2010

Contract revenue	100.0%	100.0%
Direct costs of contract revenue:
Salaries and wages	28.0	29.6
Subconsultant services	31.8	11.4
Other direct costs, net	(0.2)	7.9
Total direct costs of contract revenue	59.6	48.9
General and administrative expenses:
Salaries and wages, payroll taxes, employee benefits	24.5	26.2
Facilities and facility related	4.7	6.5
Stock-based compensation	0.3	0.5
Depreciation and amortization	1.1	1.6
Other	11.0	14.1
Total general and administrative expenses	41.6	48.9
(Loss) income from operations	(1.2)	2.3
Other (expense) income:
Interest income	—	—
Interest expense	(0.1)	—
Other, net	—	0.1
Total other (expense) income, net	(0.1)	0.1
(Loss) income before income taxes	(1.3)	2.3
Income tax expense (benefit)	—	—
Net (loss) income	(1.3)%	2.3%

Three Months Ended April 1, 2011 Compared to Three Months Ended April 2, 2010

Contract revenue.    Our contract revenue was $22.7 million for the three months ended April 1, 2011, with $18.9 million attributable to the Engineering Services segment, $2.3 million attributable to the Public Finance Services segment and $1.5 million attributable to the Homeland Security Services segment. Consolidated contract revenue increased $5.7 million, or 33.5%, to $22.7 million for the three months ended April 1, 2011, from $17.0 million for the three months ended April 2, 2010. This was due to increases of $5.8 million, or 44.3%, in contract revenue for the Engineering Services segment, primarily as a result of the increase in demand for the energy efficiency, sustainability and renewable energy services of Willdan Energy Solutions, and $0.3 million, or 25.0%, in contract revenue for the Homeland Security Services segment, partially offset by a decrease in contract revenue for the Public Finance Services segment of $0.4 million, or 14.8%.

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

Direct costs of contract revenue.    Direct costs of contract revenue were $13.6 million for the three months ended April 1, 2011, with $12.2 million attributable to the Engineering Services segment, $0.7 million attributable to the Public Finance Services segment, and $0.7 million attributable to the Homeland Security Services segment.  Overall, direct costs increased by $5.3 million, or 63.9%, to $13.6 million for the three months ended April 1, 2011, from $8.3 million for the three months ended April 2, 2010.  This increase is primarily attributable to an increase in direct costs for our Engineering Services segment of $5.2 million. Direct costs of contract revenue increased by $0.1 million for our Homeland Security Services segment and remained flat for our Public Finance Services segment.

Direct costs increased primarily as a result of increases in salaries and wages and subconsultant services of $1.4 million and $5.3 million, respectively, partially offset by a decrease in other direct costs of $1.4 million. Within direct costs of contract revenue, salaries and wages decreased to 28.0% of contract revenue for the three months ended April 1, 2011 from 29.6% for the three months ended April 2, 2010 and subconsultant services increased to 31.8% of contract revenue for the three months ended April 1, 2011 from 11.4% of contract revenue for the three months ended April 2, 2010. Subconsultant services increased primarily because of increased demand for the energy efficiency, sustainability and renewable energy services of our subsidiary Willdan Energy Solutions, which generally utilizes a higher percentage of subconsultants than our other subsidiaries. Increased chargeability of labor also shifted more employee related costs to direct costs of contract revenue because we only allocate the portion of salaries and wages related to time spent directly generating revenues to direct costs of contract revenue.

General and administrative expenses.    General and administrative expenses increased by $1.2 million, or 14.5%, to $9.5 million for the three months ended April 1, 2011 from $8.3 million for the three months ended April 2, 2010. This was due primarily to an increase of $0.9 million in general and administrative expenses of the Engineering Services segment. General and administrative expenses increased by $0.3 million for our Public Finance Services segment and remained flat for our Homeland Security Services segment. Our unallocated corporate expenses also remained flat.  General and administrative expenses as a percentage of contract revenue decreased to 41.6% for the three months ended April 1, 2011 from 48.9% for the three months ended April 2, 2010.

Of the $1.2 million increase in general and administrative expenses, approximately $1.1 million relates to increases in salaries and wages, payroll taxes and employee benefits. The increase in employee related costs primarily resulted from increased headcount. As discussed above under “—Components of Income and Expense—Direct Costs of Contract Revenue,” we do not allocate that portion of salaries and wages not related to time spent directly generating revenue to direct costs of contract revenue and the greater headcount resulted in more unallocated time. The remaining $0.1 million increase relates to other general and administrative expenses and is primarily attributable to increases in professional service fees and computer expenses. These increases were partially offset by decreases in stock-based compensation, facilities and facilities related charges, and the amortization expense of acquired intangibles assets.

(Loss) income  from operations.     As a result of the above factors, our operating loss was $0.3 million for the three months ended April 1, 2011 as compared to operating income of $0.4 million for the three months ended April 2, 2010.  (Loss) income from operations as a percentage of contract revenue was (1.2)% for the three months ended April 1, 2011, as compared to 2.3% in the prior year period.

Other income (expense).    Other income (expense), net essentially remained flat in the three months ended April 1, 2011, as compared to the three months ended April 2, 2010.

Income tax expense (benefit).     Due to our net loss position and our net operating loss carryforward position, we recorded no income tax expense or benefit for the three months ended April 1, 2011 or for the three months ended April 2, 2010.

Net (loss) income.    As a result of the above factors, our net loss was $0.3 million for the three months ended April 1, 2011 compared to net income of $0.4 million for the three months ended April 2, 2010.

Liquidity and Capital Resources

As of April 1, 2011, we had $7.2 million of cash and cash equivalents.  Our primary sources of liquidity are cash generated from operations and funds available under our revolving line of credit with Wells Fargo Bank, National Association (“Wells Fargo”), which matures on January 1, 2012.  While we believe that our cash and cash equivalents on hand, cash generated by operating activities and funds available under our line of credit will be sufficient to finance our operating activities for at least the next 12 months, if we do experience a cash flow shortage or violate the current terms of our credit agreement, or if we are unable to renew our line of credit with Wells Fargo, we may have difficulty obtaining additional funds on favorable terms, if at all.

Cash flows from operating activities

Cash flows provided by operating activities were $0.7 million for the three months ended April 1, 2011 compared to cash flows used in operating activities of $1.3 million for the three months ended April 2, 2010.  The cash flows provided by operating activities in the three months ended April 1, 2011 were comparatively higher than the cash flows used in operating activities in the three months ended April 2, 2010, due primarily to  a smaller increase in the first quarter of 2011 compared to the first quarter of 2010 in costs and estimated earnings in excess of billings on uncompleted contracts, an increase in the first quarter of 2011 in billings in excess of costs and estimated earnings on uncompleted contracts and a decrease in prepaid expenses and other current assets, partially offset by lower net income and a smaller increase in the first quarter of 2011 compared to the first quarter of 2010 in accrued liabilities, and a smaller decrease in accounts receivable.

Cash flows from investing activities

Cash flows used in investing activities were $0.2 million for the three months ended April 1, 2011 and $0.1 million for the three months ended April 2, 2010. Cash flows used in investing activities increased by $0.1 million primarily due to increased purchases of equipment and leasehold improvements.

Cash flows from financing activities

Cash flows provided by financing activities were $0.1 million for the three months ended April 1, 2011 compared to $0.3 million provided by financing activities for the three months ended April 2, 2010.  Cash flows provided by financing activities decreased by $0.2 million primarily due to changes in excess of outstanding checks over bank balances during these periods.

Outstanding indebtedness

We currently have a revolving line of credit with Wells Fargo, which was amended on October 15, 2010. We have also financed, from time to time, insurance premiums by entering into unsecured notes payable with insurance companies. During our annual insurance renewals in the fourth quarter of our fiscal year ended December 31, 2010, we elected not to finance our insurance premiums for fiscal 2011.

Under the terms of our credit agreement with Wells Fargo, we can borrow up to $5.0 million from time to time (as may be limited by the covenants in the credit agreement as discussed below) up to and until January 1, 2012. Loans made under the revolving line of credit will accrue interest at either (i) the floating rate equal to the prime rate in effect from time to time or (ii) the fixed rate of 1.75% above LIBOR, at our election. For prime rate loans, the interest rate will be adjusted when each prime rate change by the bank is announced and becomes effective. There were outstanding borrowings of $1.2 million under this agreement as of April 1, 2011.

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

The credit agreement contains customary representations and affirmative covenants, including a covenant to maintain a tangible net worth of at least $18.0 million at all times. Tangible net worth is defined in the credit agreement as stockholders’ equity less intangible assets and loans or advances to, or investments in, any related entities or individuals. As of April 1, 2011, our tangible net worth as defined under our credit agreement was $19.9 million(1).

(1)           We are required to maintain a tangible net worth of at least $18.0 million under our credit agreement. Tangible net worth is a supplemental measure used in our credit agreement. If we do not maintain tangible net worth of at least $18.0 million under our credit agreement, Wells Fargo could choose to accelerate any loans then outstanding under the facility or refuse to make additional loans to us under the facility. Management therefore believes that presentation of tangible net worth as defined in the credit agreement is useful to investors because it helps them understand how our tangible net worth compares to the financial covenant contained in our credit agreement and whether we are close to violating such covenant. Management also reviews tangible net worth to ensure it will continue to have access to its financing sources. Tangible net worth is defined in the credit agreement as the “aggregate of total stockholders’ equity less any intangible assets and less any loans or advances to, or investments in, any related entities or individuals.” This definition of tangible net worth may differ from those of many companies reporting similarly named measures. This measure should be considered in addition to, and not as a substitute for or superior to, other measures of financial performance prepared in accordance with U.S. generally accepted accounting principles, or GAAP, such as stockholders’ equity. Tangible net worth is not a recognized term under GAAP and does not purport to be an alternative to stockholders’ equity as an indicator of net worth or any other GAAP measure.

The following is a reconciliation of stockholders’ equity to tangible net worth:

April 1, 2011

Stockholders’ equity	$31,967,000
Goodwill and other intangibles, net	(12,557,000)
Permitted lease abandonment	531,000
Tangible net worth	$19,941,000

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

Contractual obligations

We had new capital lease obligations of $103,000 and no material changes in commitments for long-term debt obligations, operating lease obligations or capital lease obligations as of April 1, 2011, as compared to those disclosed in our table of contractual obligations included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

As of April 1, 2011, the impact of recent accounting pronouncements on the Company is not expected to be material.

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

These statements involve certain known and unknown risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements.  Such risks and uncertainties include, among others, those listed in this report.  The forward-looking statements in this report, as well as subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, are hereby expressly qualified in their entirety by the cautionary statements in this report, including the risk factors in our Form 10-K for the year ended December 31, 2010.  We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances.

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

We had cash and cash equivalents of $7.2 million as of April 1, 2011. This amount includes $5.3 million invested in the Wells Fargo Money Market Mutual Fund. Although these investments are subject to variable interest rates, we do not believe we are subject to significant market risk for these short-term investments.

We do not engage in trading activities and do not participate in foreign currency transactions or utilize derivative financial instruments. As of April 1, 2011, we had $1.2 million outstanding debt under our revolving credit facility that bears interest at variable rates.

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

In connection with the preparation of this Quarterly Report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of April 1, 2011.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, as of April 1, 2011.  No change in our internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Vega v. City of Coachella, Superior Court of California, Riverside County

On February 2, 2011, we were served with a lawsuit concerning a fatal traffic accident on Dillon Road at Harrison Place in the City of Coachella on October 7, 2008. At the time of the accident, Dillon Road was in the midst of a street widening project. We had been under contract with the City of Coachella to provide construction management services. The accident occurred when an individual driving southbound on Dillon Road ran the stop sign at the intersection of Harrison Place, colliding with a vehicle making a left turn from northbound Dillon Road onto Harrison Place. The driver of the northbound vehicle was injured in the accident and a passenger seated in the front passenger seat was killed. At the time of the accident, there were “STOP” signs posted in both directions on Dillon Road, the construction zone was posted with 25 mph speed limit signs and construction zone signs, and there were “STOP AHEAD” signs posted in both directions on Dillon Road in advance of the intersection. The plaintiff, the driver of the northbound vehicle, seeks to recover unspecified damages from us. We do not believe this suit has any merit and will vigorously defend this claim.

Item 1A.  Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  (Removed and Reserved)

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Exhibit Description
3.1	First Amended and Restated Certificate of Incorporation of Willdan Group, Inc., including amendments thereto(1)
3.2	Amended and Restated Bylaws of Willdan Group, Inc.(2)
10.1	Employment Agreement, dated as of May 3, 2011 by and between Willdan Group, Inc. and Thomas D. Brisbin(3)
10.2	Employment Agreement, dated as of May 3, 2011 by and between Willdan Group, Inc. and Kimberly D. Gant(3)
10.3	Employment Agreement, dated as of May 3, 2011 by and between Willdan Group, Inc. and Marc Tipermas(3)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002*

*            Filed herewith.

(1)         Incorporated by reference to Willdan Group, Inc.’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on August 9, 2006, as amended (File No. 333-136444).

(2)         Incorporated by reference to Willdan Group, Inc.’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 13, 2009.

(3)         Incorporated by reference to Willdan Group, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 3, 2011.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLDAN GROUP, INC.

By:	/s/ Kimberly D. Gant
Kimberly D. Gant
Chief Financial Officer, Senior Vice President
Date: May 12, 2011