Form 10-Q
period 2011-07-01
Willdan Group, Inc.
filed 2011-08-11
CIK 1370450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2011

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

As of August 8, 2011, there were 7,270,368 shares of common stock, $0.01 par value per share, of Willdan Group, Inc. issued and outstanding.

WILLDAN GROUP, INC.
FORM 10-Q QUARTERLY REPORT

ii

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 1, 2011	December 31, 2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,174,000	$6,642,000
Accounts receivable, net of allowance for doubtful accounts of $741,000 and $959,000 at July 1, 2011 and December 31, 2010, respectively	11,272,000	14,484,000
Costs and estimated earnings in excess of billings on uncompleted contracts	15,683,000	11,343,000
Other receivables	173,000	176,000
Prepaid expenses and other current assets	1,420,000	1,714,000
Total current assets	35,722,000	34,359,000

Equipment and leasehold improvements, net	1,362,000	1,496,000
Goodwill	15,208,000	12,475,000
Other intangible assets, net	68,000	95,000
Other assets	386,000	407,000
Deferred income taxes, net of current portion	622,000	622,000
Total assets	$53,368,000	$49,454,000

Liabilities and Stockholders’ Equity
Current liabilities:
Excess of outstanding checks over bank balance	$1,512,000	$1,223,000
Borrowings under line of credit	—	1,000,000
Accounts payable	3,986,000	5,380,000
Purchase price payable	2,733,000	—
Accrued liabilities	8,490,000	5,985,000
Billings in excess of costs and estimated earnings on uncompleted contracts	1,313,000	1,041,000
Current portion of notes payable	88,000	90,000
Current portion of capital lease obligations	175,000	173,000
Current portion of deferred income taxes	1,407,000	1,407,000
Total current liabilities	19,704,000	16,299,000

Notes payable, less current portion	113,000	131,000
Capital lease obligations, less current portion	96,000	96,000
Deferred lease obligations	699,000	766,000
Total liabilities	20,612,000	17,292,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized: 7,257,000 and 7,246,000 shares issued and outstanding at July 1, 2011 and December 31, 2010, respectively	72,000	72,000
Additional paid-in capital	33,915,000	33,765,000
Accumulated deficit	(1,231,000)	(1,675,000)
Total stockholders’ equity	32,756,000	32,162,000
Total liabilities and stockholders’ equity	$53,368,000	$49,454,000

See accompanying notes to condensed consolidated financial statements.

 WILLDAN GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2011	2010	2011	2010

Contract revenue	$25,812,000	$20,367,000	$48,554,000	$37,318,000

Direct costs of contract revenue:
Salaries and wages	6,628,000	5,612,000	12,999,000	10,626,000
Subconsultant services	6,567,000	3,542,000	13,793,000	5,479,000
Other direct costs	2,321,000	1,644,000	2,287,000	2,986,000
Total direct costs of contract revenue	15,516,000	10,798,000	29,079,000	19,091,000
Gross profit	10,296,000	9,569,000	19,475,000	18,227,000

General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	5,303,000	4,484,000	10,864,000	8,926,000
Facilities and facilities related	1,319,000	1,035,000	2,397,000	2,129,000
Stock-based compensation	54,000	48,000	108,000	128,000
Depreciation and amortization	229,000	239,000	486,000	510,000
Other	2,437,000	2,498,000	4,946,000	4,884,000
Total general and administrative expenses	9,342,000	8,304,000	18,801,000	16,577,000
Income from operations	954,000	1,265,000	674,000	1,650,000

Other income (expense), net:
Interest income	2,000	1,000	4,000	6,000
Interest expense	(14,000)	(18,000)	(32,000)	(26,000)
Other, net	(8,000)	10,000	(3,000)	20,000
Total other expense, net	(20,000)	(7,000)	(31,000)	—
Income before income taxes	934,000	1,258,000	643,000	1,650,000

Income tax expense	199,000	—	199,000	—
Net income	$735,000	$1,258,000	$444,000	$1,650,000

Earnings per share:
Basic and diluted	$0.10	$0.17	$0.06	$0.23

Weighted-average shares outstanding:
Basic	7,257,000	7,229,000	7,254,000	7,226,000
Diluted	7,471,000	7,252,000	7,476,000	7,240,000

See accompanying notes to condensed consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	July 1, 2011	July 2, 2010
Cash flows from operating activities:
Net income	$444,000	$1,650,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	519,000	518,000
Lease abandonment expense, net	9,000	13,000
Loss (gain) on sale of equipment	7,000	(19,000)
Provision for doubtful accounts	64,000	210,000
Stock-based compensation	108,000	128,000
Changes in operating assets and liabilities:
Accounts receivable	3,148,000	(1,646,000)
Costs and estimated earnings in excess of billings on uncompleted contracts	(4,340,000)	(4,571,000)
Other receivables	3,000	41,000
Prepaid expenses and other current assets	294,000	(4,000)
Other assets	21,000	(38,000)
Accounts payable	(1,394,000)	(71,000)
Accrued liabilities	2,505,000	1,836,000
Billings in excess of costs and estimated earnings on uncompleted contracts	272,000	350,000
Deferred lease obligations	(76,000)	(134,000)
Net cash provided by (used in) operating activities	1,584,000	(1,737,000)

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(263,000)	(241,000)
Proceeds from sale of equipment	1,000	30,000
Net cash used in investing activities	(262,000)	(211,000)

Cash flows from financing activities:
Changes in excess of outstanding checks over bank balance	289,000	310,000
Payments on notes payable	(43,000)	(20,000)
Proceeds from notes payable	23,000	—
Borrowings under line of credit	13,667,000	5,470,000
Repayments on line of credit	(14,667,000)	(5,470,000)
Principal payments on capital lease obligations	(101,000)	(81,000)
Proceeds from sales of common stock under employee stock purchase plan	42,000	47,000
Net cash (used in) provided by financing activities	(790,000)	256,000
Net increase (decrease) in cash and cash equivalents	532,000	(1,692,000)
Cash and cash equivalents at beginning of the period	6,642,000	8,445,000
Cash and cash equivalents at end of the period	$7,174,000	$6,753,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$37,000	$28,000
Income taxes	18,000	2,000

Supplemental disclosures of noncash investing and financing activities:
Equipment acquired under capital lease obligations	$103,000	$51,000
Purchase price payable	2,733,000	2,000,000

See accompanying notes to condensed consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 1, 2011
(Unaudited)

1.                        BASIS OF PRESENTATION, ORGANIZATION AND OPERATIONS OF THE COMPANY

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments, which consist of only normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the consolidated results for the interim periods presented.  Results for the interim periods are not necessarily indicative of results for the full year. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  The consolidated financial statements should be read in conjunction with Willdan Group, Inc.’s 2010 Annual Report on Form 10-K filed on March 29, 2011.

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

Accounting for Contracts

The Company enters into contracts with its clients that contain three principal types of pricing provisions: fixed price, time and materials, and unit based. Revenue on fixed price contracts is recognized on the percentage of completion method based generally on the ratio of direct costs (primarily exclusive of depreciation and amortization costs) incurred to date to estimated total direct costs at completion. Revenue on time and materials and unit based contracts is recognized as the work is performed in accordance with the specific terms of the contract. Contracts that provide for multiple services or deliverables are evaluated as multiple-element arrangements to determine the appropriate unit of accounting, allocation of contract value, and method of revenue recognition for each element. Revenue for amounts that have been billed but not earned is deferred and such deferred revenue is referred to as billings in excess of costs and estimated earnings on uncompleted contracts in the accompanying consolidated balance sheets.

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

The value of retainage is included in accounts receivable in the accompanying consolidated financial statements. Retainage represents the billed amount that is retained by the customer, in accordance with the terms of the contract, generally until performance is substantially complete.  At July 1, 2011 and December 31, 2010, the Company had retained accounts receivable of approximately $532,000 and $547,000, respectively.

Fair Value of Financial Instruments

The Company’s cash, cash equivalents, accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, income tax receivable, other receivables, prepaid expenses and other current assets, excess of outstanding checks over bank balance, accounts payable, purchase price payable, accrued liabilities and billings in excess of costs and estimated earnings on uncompleted contracts approximate their fair values because of the relatively short period of time between the origination of these instruments and their expected realization or payment. The carrying amounts of debt obligations approximate their fair values since the terms are comparable to terms currently offered by local lending institutions for loans of similar terms to companies with comparable credit risk.

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

2.                        BUSINESS COMBINATION

On June 9, 2008, the Company acquired all of the outstanding stock of Willdan Energy Solutions, formerly known as Intergy Corporation, a California based consulting company that assists companies, institutions and agencies with planning and implementing their energy efficiency, water conservation and renewable energy strategies. The acquisition cost recorded by the Company as of July 1, 2011 was $17.9 million, consisting of $9.9 million in cash paid at closing, a $0.2 million net asset value adjustment, a guaranteed payment of $1.0 million in cash paid in June 2009, an earn-out payment of $1.3 million paid in August 2009, an earn-out payment of $2.1 million paid in September 2010, an earn-out payment of $2.7 million to be paid in August 2011 and $0.7 million in transaction costs. The final earn-out payment was required because Willdan Energy Solutions achieved certain financial targets over the twelve month period ending July 1, 2011. The Company has recorded $15.2 million of goodwill associated with the acquisition through July 1, 2011.

3.                        GOODWILL AND OTHER INTANGIBLE ASSETS

As of July 1, 2011 and December 31, 2010, the Company had $15.2 million and $12.5 million of goodwill, respectively, all of which relates to the Energy Solutions reporting unit, which is a component of the Engineering Services reporting segment.

The gross amounts and accumulated amortization of the Company’s acquired identifiable intangible assets with finite useful lives as of July 1, 2011 and December 31, 2010, included in intangible assets, net in the accompanying consolidated balance sheets, were as follows:

	July 1, 2011		December 31, 2010
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization	Amortization Period (yrs)
Backlog	$920,000	$920,000	$920,000	$920,000	1
Training materials/courses	282,000	214,000	282,000	187,000	5
Non-compete agreements	30,000	30,000	30,000	30,000	3
	$1,232,000	$1,164,000	$1,232,000	$1,137,000

The Company’s amortization expense for acquired identifiable intangible assets with finite useful lives was $13,000 and $27,000 for the fiscal three and six months ended July 1, 2011, respectively, as compared to $4,000 and $16,000 for the fiscal three and six months ended July 2, 2010.  Estimated amortization expense for acquired identifiable intangible assets for the remainder of fiscal 2011 and the succeeding years is as follows:

Fiscal year:
2011	$19,000
2012	37,000
2013	12,000
$68,000

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

The following table sets forth the number of weighted-average shares used to compute basic and diluted EPS:

	Three Months Ended		Six Months Ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010

Net income	$735,000	$1,258,000	$444,000	$1,650,000

Weighted-average common shares outstanding	7,257,000	7,229,000	7,254,000	7,226,000
Effect of dilutive stock options	214,000	23,000	222,000	14,000
Weighted-average common stock outstanding-diluted	7,471,000	7,252,000	7,476,000	7,240,000

Earnings per share:
Basic	$0.10	$0.17	$0.06	$0.23
Diluted	$0.10	$0.17	$0.06	$0.23

For the three and six months ended July 1, 2011, 302,000 options were excluded from the calculation of dilutive potential common shares, compared to 306,000 and 326,000 options for the same periods last year. These options were not included in the computation of dilutive potential common shares because the assumed proceeds per share exceeded the average market price per share for the periods. Accordingly, the inclusion of these options would have been anti-dilutive.

5.                        EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consist of the following:

	July 1, 2011	December 31, 2010
Furniture and fixtures	$4,451,000	$4,371,000
Computer hardware and software	5,310,000	5,227,000
Leasehold improvements	795,000	803,000
Equipment under capital leases	830,000	881,000
Automobiles, trucks, and field equipment	553,000	529,000
	11,939,000	11,811,000
Accumulated depreciation and amortization	(10,577,000)	(10,315,000)
Equipment and leasehold improvements, net	$1,362,000	$1,496,000

6.                        ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	July 1, 2011	December 31, 2010
Accrued bonuses	$286,000	$107,000
Paid leave bank	1,509,000	1,318,000
Compensation and payroll taxes	817,000	684,000
Accrued legal	71,000	46,000
Accrued workers’ compensation insurance	35,000	49,000
Accrued rent	357,000	420,000
Employee withholdings	223,000	179,000
Client deposits	762,000	157,000
Other	4,430,000	3,025,000
Total accrued liabilities	$8,490,000	$5,985,000

7.                        LINE OF CREDIT

Under the terms of the Company’s credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”), the Company can borrow up to $5.0 million from time to time (as may be limited by the covenants in the credit agreement as discussed below) up to and until January 1, 2012. Loans made under the revolving line of credit will accrue interest at either (i) the floating rate equal to the prime rate in effect from time to time or (ii) the fixed rate of 1.75% above LIBOR, at the Company’s election. For prime rate loans, the interest rate will be adjusted when each prime rate change by the bank is announced and becomes effective.  There were no outstanding borrowings under this agreement as of July 1, 2011.

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

The credit agreement contains customary representations and affirmative covenants, including a covenant to maintain a tangible net worth of at least $18.0 million at all times. Tangible net worth is defined in the credit agreement as stockholders’ equity less intangible assets and loans or advances to, or investments in, any related entities or individuals. The impact of any non-cash property lease termination expense of up to $1.0 million in the aggregate recorded during the period from October 1, 2009 through December 31, 2010 was excluded from the calculation of tangible net worth under the credit agreement. As of July 1, 2011, the Company’s tangible net worth as defined under the Company’s credit agreement was met.

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

Additional Purchase Price Payable related to the Willdan Energy Solutions Acquisition

As discussed in Note 2, certain financial targets were achieved by Willdan Energy Solutions over the twelve month period ending on the last day of the Company’s second fiscal quarter in 2011, which resulted in an earn-out payment being due. The remaining payment of $2.7 million is expected to be paid in August 2011.

9.                        INCOME TAXES

Income taxes are accounted for under the asset and liability method and are determined using an estimated annual effective tax rate. Deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the financial reporting basis and tax basis of the Company’s assets and liabilities, subject to a judgmental assessment of recoverability of deferred tax assets.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets may not be realized.

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

The Company recorded an income tax expense of $0.2 million for the three and six months ended July 1, 2011, as compared to no income tax expense or benefit for the three and six months ended July 2, 2010.

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

The accounting policies applied to determine the segment information are the same as those described in the summary of significant accounting policies included in the Company’s 2010 Annual Report on Form 10-K filed on March 29, 2011. There were no intersegment sales during the fiscal three and six months ended July 1, 2011.  Management evaluates the performance of each segment based upon income or loss from operations before income taxes. Certain segment asset information including expenditures for long-lived assets has not been presented as it is not reported to or reviewed by the chief operating decision maker. In addition, enterprise-wide service line contract revenue is not included as it is impracticable to report this information for each group of similar services.

Financial information with respect to the reportable segments as of and for the fiscal three and six months ended July 1, 2011 and for the fiscal three and six months ended July 2, 2010 is as follows:

	Engineering Services	Public Finance Services	Homeland Security Services	Unallocated Corporate	Intersegment	Consolidated Total
Fiscal Three Months Ended July 1, 2011
Contract revenue	$21,614,000	$2,549,000	$1,649,000	$—	$—	$25,812,000
Segment profit (loss) before income taxes	797,000	230,000	(93,000)	—	—	934,000
Net income (loss)	607,000	187,000	(59,000)	—	—	735,000
Segment assets	175,393,000	23,177,000	6,718,000	146,368,000	(298,288,000)	53,368,000
Segment net assets(1)	32,390,000	9,838,000	(1,037,000)	14,694,000	(23,129,000)	32,756,000

Fiscal Three Months Ended July 2, 2010
Contract revenue	$16,133,000	$2,804,000	$1,430,000	$—	$—	$20,367,000
Segment profit (loss) before income taxes	990,000	312,000	234,000	(278,000)	—	1,258,000
Net income (loss)	990,000	312,000	234,000	(278,000)	—	1,258,000
Segment assets	151,577,000	23,448,000	6,855,000	144,874,000	(280,349,000)	46,405,000
Segment net assets(1)	28,387,000	9,608,000	(963,000)	14,202,000	(20,292,000)	30,942,000

Fiscal Six Months Ended July 1, 2011
Contract revenue	$40,568,000	$4,880,000	$3,106,000	$—	$—	$48,554,000
Segment profit (loss) before income taxes	714,000	149,000	(220,000)	—	—	643,000
Net income (loss)	525,000	106,000	(187,000)	—	—	444,000
Segment assets	175,393,000	23,177,000	6,718,000	146,368,000	(298,288,000)	53,368,000
Segment net assets(1)	32,390,000	9,838,000	(1,037,000)	14,694,000	(23,129,000)	32,756,000

Fiscal Six Months Ended July 2, 2010
Contract revenue	$29,268,000	$5,430,000	$2,620,000	$—	$—	$37,318,000
Segment profit (loss) before income taxes	1,242,000	443,000	270,000	(305,000)	—	1,650,000
Net income (loss)	1,242,000	443,000	270,000	(305,000)	—	1,650,000
Segment assets	151,577,000	23,448,000	6,855,000	144,874,000	(280,349,000)	46,405,000
Segment net assets(1)	28,387,000	9,608,000	(963,000)	14,202,000	(20,292,000)	30,942,000

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

County of San Diego v. Willdan, Superior Court of California, Riverside County

A complaint was filed against the Company on February 28, 2008 relating to a project for the reconstruction of a portion of Valley Center Road located in an unincorporated area of San Diego County. The design was completed by the Company and a contract was awarded to a construction contractor for construction of the improvements. The construction was originally scheduled for completion in December 2008; however, completion was delayed until fall 2009. The lawsuit alleges that the delays in construction were caused by errors and omissions in the Company’s preparation of reports and design and engineering of the project, resulting in additional design and construction costs. The Company entered into a settlement agreement with San Diego County wherein the Company agreed to pay the County a sum which is within the limits of the Company’s insurance policy in exchange for a full release by the County and a dismissal of the County’s lawsuit in its entirety, with prejudice.

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

Vega v. City of Coachella, Superior Court of California, Riverside County

On February 2, 2011, the Company was served with a lawsuit concerning a fatal traffic accident on Dillon Road at Harrison Place in the City of Coachella on October 7, 2008. At the time of the accident, Dillon Road was in the midst of a street widening project. The Company had been under contract with the City of Coachella to provide construction management services. The accident occurred when an individual driving southbound on Dillon Road ran the stop sign at the intersection of Harrison Place, colliding with a vehicle making a left turn from northbound Dillon Road onto Harrison Place. The driver of the northbound vehicle was injured in the accident and a passenger seated in the front passenger seat was killed. At the time of the accident, there were “STOP” signs posted in both directions on Dillon Road, the construction zone was posted with 25 mph speed limit signs and construction zone signs, and there were “STOP AHEAD” signs posted in both directions on Dillon Road in advance of the intersection. The plaintiff, the driver of the northbound vehicle, seeks to recover unspecified damages from the Company. The Company does not believe that this suit has any merit. The City’s general contractor and its general liability insurer have agreed to indemnify the Company from this claim and have assumed the defense on behalf of the Company.

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

•                                          Civil Engineering and Planning;

•                                          Energy Efficiency and Sustainability Consulting;

•                                          Economic and Financial Consulting; and

•                                          Homeland Security and Communications and Technology Consulting

We operate our business through a network of offices located primarily in California and New York.  We also have operations in Arizona and, to a lesser extent, other states throughout the United States.  As of July 1, 2011, we had a staff of 549 which includes licensed engineers and other professionals.  Our traditional clients have been public agencies in communities with populations ranging from 10,000 to 300,000 people.  We believe communities of this size are underserved by large outsourcing companies that tend to focus on securing large federal and state projects, as well as projects for the private sector.  We also provide services to large public utilities which service major metropolitan communities.  We seek to establish close working relationships with our public agency clients and, over time, to expand the breadth and depth of the services we provide to them.

While we currently serve communities throughout the country, our business with public agencies is concentrated in California and neighboring states.  We provide services to approximately 58% of the 482 cities and over 60% of the 58 counties in California.  We also serve special districts, school districts, a range of public agencies, and to a lesser extent, private industry.  Our business with large public utilities is concentrated in California and New York.

We were founded over 45 years ago, and today consist of a family of wholly-owned companies that operate within the following segments for financial reporting purposes:

Engineering Services.    Our Engineering Services segment includes the operations of our subsidiaries, Willdan Engineering, Willdan Energy Solutions and Public Agency Resources (PARs). These businesses collectively provide civil engineering-related and city planning, energy efficiency and sustainability consulting services to public agencies and utilities and, to a lesser extent, private industry.  Additionally, PARs primarily provides staffing to Willdan Engineering.  Our core business is engineering and energy efficiency services. Contract revenue for the Engineering Services segment grew 38.6%, to $40.6 million for the six months ended July 1, 2011 as compared to $29.3 million of our consolidated contract revenue for the six months ended July 2, 2010.

Public Finance Services.    Our Public Finance Services segment consists of the business of our subsidiary, Willdan Financial Services, which offers financial and economic consulting services to public agencies.  Contract revenue for the Public Finance Services segment represented approximately 10.1% and 14.5% of our consolidated contract revenue for the six months ended July 1, 2011 and July 2, 2010, respectively.

Homeland Security Services.    Our Homeland Security Services segment consists of the operations of our subsidiary, Willdan Homeland Solutions, which offers homeland security and communications and technology consulting services.  Contract revenue for our Homeland Security Services segment represented approximately 6.3% and 7.0% of our consolidated contract revenue for the six months ended July 1, 2011 and July 2, 2010, respectively.

Components of Income and Expense

Contract Revenue

We provide our services under contracts, purchase orders or retainer letters. The contracts we enter into with our clients contain three principal types of pricing provisions: time and materials, unit based, and fixed price. Revenue on our time and materials and unit based contracts are recognized as the work is performed in accordance with specific terms of the contract. Approximately 44.7% of our contracts are based on contractual rates per hour plus costs incurred. Some of these contracts include maximum contract prices, but the majority of these contracts are not expected to exceed the maximum. Contract revenue on our fixed price contracts is determined on the percentage of completion method based generally on the ratio of direct costs incurred to date to estimated total direct costs at completion. Many of our fixed price contracts are relatively short in duration, thereby lowering the risks of not properly estimating the percent complete.

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

Direct Costs of Contract Revenue

Direct costs of contract revenue consist primarily of subconsultant services and that portion of technical and nontechnical salaries and wages that has have incurred in connection with revenue producing projects. Direct costs of contract revenue also include production expenses and other expenses that are incurred in connection with revenue producing projects. Direct costs of contract revenue generally exclude depreciation and amortization, that portion of technical and nontechnical salaries and wages related to marketing efforts, vacations, holidays and other time not spent directly generating revenue under existing contracts. Such costs are included in general and administrative expenses. Additionally, payroll taxes, bonuses and employee benefit costs for all of our personnel are included in general and administrative expenses since no allocation of these costs is made to direct costs of contract revenue. No allocation of facilities costs is made to direct costs of contract revenue nor is depreciation and amortization allocated to direct costs. We expense direct costs of contract revenue when incurred.

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

Goodwill

We test goodwill, at least annually, for possible impairment. Accordingly, we complete our annual testing of goodwill as of the last day of the first month of our fourth fiscal quarter each year to determine whether there is impairment. In addition to our annual test, we regularly evaluate whether events and circumstances have occurred that may indicate a potential impairment of goodwill. We did not recognize any goodwill impairment charges for the fiscal three or six months ended July 1, 2011.

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

Inherent in such fair value determinations are significant judgments and estimates, including but not limited to assumptions about our future revenue, profitability and cash flows, our operational plans and our interpretation of current economic indicators and market valuations. To the extent these assumptions are incorrect or economic conditions that would impact the future operations of our reporting units change, our goodwill may be deemed to be impaired, and an impairment charge could result in a material adverse effect on our financial position or results of operation. During our 2010 annual impairment testing, the estimated fair value of our Willdan Energy Solutions reporting unit exceeded the carrying value. A reduction in estimated fair value of our Willdan Energy Solutions reporting unit could result in an impairment charge in future periods.

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

	Fiscal Three Months Ended		Fiscal Six Months Ended
Statement of Operations Data	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010

Contract revenue	100.0%	100.0%	100.0%	100.0%
Direct costs of contract revenue:
Salaries and wages	25.7	27.6	26.8	28.5
Subconsultant services	25.4	17.4	28.4	14.7
Other direct costs, net	9.0	8.0	4.7	8.0
Total direct costs of contract revenue	60.1	53.0	59.9	51.2
General and administrative expenses:
Salaries and wages, payroll taxes, employee benefits	20.5	22.0	22.4	23.9
Facilities and facilities related	5.1	5.1	4.9	5.7
Stock-based compensation	0.3	0.2	0.2	0.3
Depreciation and amortization	0.9	1.2	1.0	1.4
Other	9.4	12.3	10.2	13.1
Total general and administrative expenses	36.2	40.8	38.7	44.4
Income from operations	3.7	6.2	1.4	4.4
Other income (expense):
Interest income	—	—	—	—
Interest expense	(0.1)	—	(0.1)	—
Other, net	—	—	—	—
Total other income, net	(0.1)	—	(0.1)	—
Income before income tax expense	3.6	6.2	1.3	4.4
Income tax expense	0.8	—	0.4	—
Net income	2.8%	6.2%	0.9%	4.4%

Three Months Ended July 1, 2011 Compared to Three Months Ended July 2, 2010

Contract revenue.    Our contract revenue was $25.8 million for the three months ended July 1, 2011, with $21.6 million attributable to the Engineering Services segment, $2.6 million attributable to the Public Finance Services segment and $1.6 million attributable to the Homeland Security Services segment. Consolidated contract revenue increased $5.4 million, or 26.7%, to $25.8 million for the three months ended July 1, 2011, from $20.4 million for the three months ended July 2, 2010. This was due to increases of $5.5 million, or 34.0%, in contract revenue for the Engineering Services segment, primarily as a result of the increase in demand for the energy efficiency, sustainability and renewable energy services of Willdan Energy Solutions, and $0.2 million, or 15.3%, in contract revenue for the Homeland Security Services segment, partially offset by a decrease in contract revenue for the Public Finance Services segment of $0.3 million, or 9.1%.

Contract revenue for Willdan Energy Solutions increased primarily because of increased demand for energy efficiency services in the states of California and New York. Contract revenue for other areas of the Engineering Services segment continues to be impacted by the decline in the California residential housing market and state and local government budget cuts. A source of revenue in our Engineering Services segment is fees assessed for building permits. Since the second half of fiscal 2007, we have experienced reductions in revenue from these fees because of the slowdown in residential construction in the western United States. We have also experienced a decline in our other building and safety projects which is both directly and indirectly affected by the housing market. Revenue in the Public Finance Services segment decreased primarily due to lower levels of activity in the financial consulting business as a result of the general downturn in macro-economic conditions. Revenue in the Homeland Security Services segment has increased due to an increase in demand for our traditional and expanded homeland security, management consulting and public safety consulting services. Our Homeland Security Services segment has expanded its service offerings beyond its traditional planning, training and exercise services to include public safety and interoperability communications and management consulting.

Direct costs of contract revenue.    Direct costs of contract revenue were $15.5 million for the three months ended July 1, 2011, with $13.8 million attributable to the Engineering Services segment, $0.9 million attributable to the Public Finance Services segment, and $0.8 million attributable to the Homeland Security Services segment.  Overall, direct costs increased by $4.7 million, or 43.7%, to $15.5 million for the three months ended July 1, 2011, from $10.8 million for the three months ended July 2, 2010.  This increase is primarily attributable to an increase in direct costs for our Engineering Services segment of $4.5 million. Direct costs of contract revenue increased by $0.2 million for our Homeland Security Services segment and remained flat for our Public Finance Services segment.

Direct costs increased as a result of increases in salaries and wages, subconsultant services and other direct costs of $1.0 million, $3.0 million and $0.7 million, respectively. Within direct costs of contract revenue, salaries and wages decreased to 25.7% of contract revenue for the three months ended July 1, 2011 from 27.6% for the three months ended July 2, 2010 and subconsultant services increased to 25.4% of contract revenue for the three months ended July 1, 2011 from 17.4% of contract revenue for the three months ended July 2, 2010. Other direct costs increased to 9.0% of contract revenue for the three months ended July 1, 2011 from 8.1% for the three months ended July 2, 2010. Subconsultant services increased primarily because of increased demand for the energy efficiency, sustainability and renewable energy services of our subsidiary Willdan Energy Solutions, which generally utilizes a higher percentage of subconsultants than our other subsidiaries. Increased chargeability of labor also shifted more employee related costs to direct costs of contract revenue because we only allocate the portion of salaries and wages related to time spent directly generating revenues to direct costs of contract revenue.

General and administrative expenses.    General and administrative expenses increased by $1.0 million, or 12.5%, to $9.3 million for the three months ended July 1, 2011 from $8.3 million for the three months ended July 2, 2010. This was due to increases of $1.1 million and $0.4 million in general and administrative expenses of the Engineering Services segment and our Homeland Security Services segment, respectively, partially offset by decreases of $0.2 million in general and administrative expenses of our Public Finance Services segment and $0.3 million for unallocated corporate expenses. General and administrative expenses as a percentage of contract revenue decreased to 36.2% for the three months ended July 1, 2011 from 40.8% for the three months ended July 2, 2010.

Of the $1.0 million increase in general and administrative expenses, approximately $0.7 million relates to increases in salaries and wages, payroll taxes and employee benefits. The increase in employee related costs primarily resulted from increased headcount. As discussed above under “—Components of Income and Expense—Direct Costs of Contract Revenue,” we do not allocate that portion of salaries and wages not related to time spent directly generating revenue to direct costs of contract revenue, and the greater headcount resulted in more unallocated time. The remaining increase primarily relates to an increase in facilities and facilities related charges due to expanded facilities in Washington, D.C. and other areas.

Income from operations.     As a result of the above factors, our operating income was $1.0 million for the three months ended July 1, 2011 as compared to operating income of $1.3 million for the three months ended July 2, 2010.  Income from operations as a percentage of contract revenue was 3.7% for the three months ended July 1, 2011, as compared to 6.2% in the prior year period.

Other income (expense).    Other income (expense), net essentially remained flat in the three months ended July 1, 2011, as compared to the three months ended July 2, 2010.

Income tax expense.     We recorded an income tax expense of $0.2 million for the three months ended July 1, 2011, as compared to no income tax expense or benefit for the three months ended July 2, 2010.

Net income.    As a result of the above factors, our net income was $0.7 million for the three months ended July 1, 2011, as compared to net income of $1.3 million for the three months ended July 2, 2010.

Six Months Ended July 1, 2011 Compared to Six Months Ended July 2, 2010

Contract revenue.    Our contract revenue was $48.6 million for the six months ended July 1, 2011, with $40.6 million attributable to the Engineering Services segment, $4.9 million attributable to the Public Finance Services segment and $3.1 million attributable to our Homeland Security Services during this period.  Consolidated contract revenue increased $11.2 million, or 30.1%, to $48.6 million for the six months ended July 1, 2011, from $37.3 million for the six months ended July 2, 2010. This increased primarily from an increase of $11.3 million, or 38.6%, in contract revenue for the Engineering Services segment primarily as a result of the increase in demand for the services of our subsidiary, Willdan Energy Solutions.  Contract revenue for our Public Finance Services segment decreased $0.6 million, or 10.1%, to $4.9 million for the six months ended July 1, 2011 as compared to $5.4 million for the six months ended July 2, 2010.  Contract revenue for our Homeland Security Services segment increased $0.5 million, or 18.5%, to $3.1 million for the six months ended July 1, 2011 as compared to $2.6 million for the six months ended July 1, 2010.

Contract revenue for Willdan Energy Solutions increased primarily because of increased demand for energy efficiency services in the states of California and New York. Contract revenue for other areas of the Engineering Services segment continues to be impacted by the decline in the California residential housing market and state and local government budget cuts. A source of revenue in our Engineering Services segment is fees assessed for building permits. Since the second half of fiscal 2007, we have experienced reductions in revenue from these fees because of the slowdown in residential construction in the western United States. We have also experienced a decline in our other building and safety projects which is both directly and indirectly affected by the housing market. Revenue in the Public Finance Services segment decreased primarily due to lower levels of activity in the financial consulting business as a result of the general downturn in macro-economic conditions. Revenue in the Homeland Security Services segment has increased due to an increase in demand for our traditional and expanded homeland security, management consulting and public safety consulting services. Our Homeland Security Services segment has expanded its service offerings beyond its traditional planning, training and exercise services to include public safety and interoperability communications and management consulting.

Direct costs of contract revenue.    Direct costs of contract revenue were $29.1 million for the six months ended July 1, 2011, with $26.0 million attributable to the Engineering Services segment, $1.6 million attributable to the Public Finance Services segment and $1.5 million attributable to the Homeland Security Services segment.  Overall, direct costs increased by $10.0 million, or 52.3%, to $29.1 million for the six months ended July 1, 2011, from $19.1 million for the six months ended July 2, 2010. This increase is attributable to increases in direct costs within our Engineering Services and Homeland Security Services segments of $9.7 million and $0.3 million, respectively. Direct costs within the Public Finance Services segment remained flat.

Direct costs increased as a result of increases in salaries and wages and subconsultant services of $2.4 million and $8.3 million, respectively, partially offset by a decrease in other direct costs of $0.7 million. Within direct costs of contract revenue, salaries and wages decreased to 26.8% of contract revenue for the six months ended July 1, 2011 from 28.5% for the six months ended July 2, 2010, subconsultant services increased to 28.4% of contract revenue for the six months ended July 1, 2011 from 14.7% for the six months ended July 2, 2010, and other direct costs decreased to 4.7% of contract revenue for the six months ended July 1, 2011 from 8.0% for the six months ended July 2, 2010.

General and administrative expenses.    General and administrative expenses increased by $2.2 million, or 13.4%, to $18.8 million for the six months ended July 1, 2011 from $16.6 million for the six months ended July 2, 2010.  This was due to increases in general and administrative expenses of $2.2 million for the Engineering Services segment and $0.7 million for the Homeland Security Services segment, partially offset by decreases of $0.3 million for the Public Finance Services segment and $0.4 million for unallocated corporate expenses. General and administrative expenses as a percentage of contract revenue decreased to 38.7% for the six months ended July 1, 2011 from 44.4% for the six months ended July 2, 2010.

Of the $2.2 million increase in general and administrative expenses, approximately $1.9 million relates to increases in salaries and wages, payroll taxes and employee benefits. The increase in employee related costs primarily resulted from increased headcount. As discussed above under “—Components of Income and Expense—Direct Costs of Contract Revenue,” we do not allocate that portion of salaries and wages not related to time spent directly generating revenue to direct costs of contract revenue. The increase in facilities and facilities related expenses of $0.3 million primarily resulted from expanded facilities in Washington, D.C. and other areas. These increases were partially offset by a decrease of $0.1 million in other general and administrative expenses.

Income from operations.     As a result of the above factors, our operating income was $0.7 million for the six months ended July 1, 2011, as compared to operating income of $1.7 million for the six months ended July 2, 2010. Income from operations as a percentage of contract revenue was 1.4% for the six months ended July 1, 2011, as compared to 4.4% in the prior year period.

Other income (expense).     Other income (expense), net was flat for the six months ended July 1, 2011, as compared to the six months ended July 2, 2010.

Income tax expense.     We recorded an income tax expense of $0.2 million for the six months ended July 1, 2011, as compared to no income tax expense or benefit for the prior year period.

Net income.     As a result of the above factors, our net income was $0.4 million for the six months ended July 1, 2011, as compared to net income of $1.7 million for the six months ended July 2, 2010.

Liquidity and Capital Resources

As of July 1, 2011, we had $7.2 million of cash and cash equivalents.  Our primary sources of liquidity are cash generated from operations and funds available under our revolving line of credit with Wells Fargo Bank, National Association (“Wells Fargo”), which matures on January 1, 2012.  See “—Outstanding Indebtedness.” While we believe that our cash and cash equivalents on hand, cash generated by operating activities and funds available under our line of credit will be sufficient to finance our operating activities for at least the next 12 months, if we do experience a cash flow shortage or violate the current terms of our credit agreement, or if we are unable to renew our line of credit with Wells Fargo, we may have difficulty obtaining additional funds on favorable terms, if at all.

Cash flows from operating activities

Cash flows provided by operating activities were $1.6 million for the six months ended July 1, 2011 compared to cash flows used in operating activities of $1.7 million for the six months ended July 2, 2010.  The cash flows provided by operating activities in the six months ended July 1, 2011 were comparatively higher than the cash flows used in operating activities in the six months ended July 2, 2010, due primarily to a decrease in accounts receivable and an increase in accrued liabilities, partially offset by a decrease in  net income and accounts payable and an increase in  costs and estimated earnings in excess of billings on uncompleted contracts.

Cash flows from investing activities

Cash flows used in investing activities were $0.3 million for the six months ended July 1, 2011 and $0.2 million for the six months ended July 2, 2010. Cash flows used in investing activities increased by $0.1 million primarily due to increased purchases of equipment and leasehold improvements and smaller proceeds from the sale of equipment.

Cash flows from financing activities

Cash flows used in financing activities were $0.8 million for the six months ended July 1, 2011 compared to $0.3 million provided by financing activities for the six months ended July 2, 2010.  Cash flows from financing activities decreased by $1.1 million primarily due to repayments made under our line of credit during the six months ended July 1, 2011.

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

Under the terms of our credit agreement with Wells Fargo, we can borrow up to $5.0 million from time to time (as may be limited by the covenants in the credit agreement as discussed below) up to and until January 1, 2012. Loans made under the revolving line of credit will accrue interest at either (i) the floating rate equal to the prime rate in effect from time to time or (ii) the fixed rate of 1.75% above LIBOR, at our election. For prime rate loans, the interest rate will be adjusted when each prime rate change by the bank is announced and becomes effective. There were no outstanding borrowings under this agreement as of July 1, 2011.

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

The credit agreement contains customary representations and affirmative covenants, including a covenant to maintain a tangible net worth of at least $18.0 million at all times. Tangible net worth is defined in the credit agreement as stockholders’ equity less intangible assets and loans or advances to, or investments in, any related entities or individuals. As of July 1, 2011, our tangible net worth as defined under our credit agreement was $18.0 million(1).

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

The following is a reconciliation of stockholders’ equity to tangible net worth:

July 1, 2011

Stockholders’ equity	$32,756,000
Goodwill and other intangibles, net	(15,276,000)
Permitted lease abandonment	531,000

Tangible net worth	$18,011,000

Contractual obligations

We had new capital lease obligations of $103,000 and no other material changes in commitments for long-term debt obligations, operating lease obligations or capital lease obligations as of July 1, 2011, as compared to those disclosed in our table of contractual obligations included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

As of July 1, 2011, the impact of recent accounting pronouncements on the Company is not expected to be material.

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

We had cash and cash equivalents of $7.2 million as of July 1, 2011. This amount includes $5.3 million invested in the Wells Fargo Money Market Mutual Fund, $0.4 million invested in the Wells Fargo Stage Coach Sweep Investment Account and $0.1 million invested  in the Wells Fargo Advantage Heritage Fund. The balance of $1.4 million represents cash on hand in business checking accounts. Although these investments are subject to variable interest rates, we do not believe we are subject to significant market risk for these short-term investments.

We do not engage in trading activities and do not participate in foreign currency transactions or utilize derivative financial instruments. As of July 1, 2011, we had no outstanding debt under our revolving credit facility that bears interest at variable rates.

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

In connection with the preparation of this Quarterly Report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of July 1, 2011.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, as of July 1, 2011.  No change in our internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

County of San Diego v. Willdan, Superior Court of California, Riverside County

A complaint was filed against us on February 28, 2008 relating to a project for the reconstruction of a portion of Valley Center Road located in an unincorporated area of San Diego County. The design was completed by us and a contract was awarded to a construction contractor for construction of the improvements. The construction was originally scheduled for completion in December 2008; however completion was delayed until fall 2009. The lawsuit alleges that the delays in construction were caused by errors and omissions in our preparation of reports and design and engineering of the project, resulting in additional design and construction costs. We have entered into a settlement agreement with San Diego County wherein we have agreed to pay the County a sum which is within the limits of our insurance policy in exchange for a full release by the County and a dismissal of the County’s lawsuit in its entirety, with prejudice.

French v. Willdan Engineering, Superior Court of California, Riverside County

In January 1991, we were originally retained by the City of Calimesa, California to review and process development plans. We have provided plan review continuously since that date under various contracts with the city. As the city receives applications from developers for project approvals, the city forwards the project plans to us for processing. We process the plans and the city pays us for our services. In August 2008, a suit was filed by a city employee alleging that the city processed development applications without first collecting fees from developers to cover the costs of processing. The suit further alleges that even though we performed the work requested by the city, the city should not have paid us for our work in advance of collecting the developers’ fees. The complaint was amended by the plaintiff in May 2010 to provide additional details and we filed an answer to the complaint. The plaintiff seeks to recover for the city amounts paid to us for processing project plans for which the developer fees have not been paid. The City of Calimesa has not requested any refunds from us or joined in the litigation, and the city continues to retain our services. We do not believe that this suit has any merit and will vigorously defend this claim.

Vega v. City of Coachella, Superior Court of California, Riverside County

On February 2, 2011, we were served with a lawsuit concerning a fatal traffic accident on Dillon Road at Harrison Place in the City of Coachella on October 7, 2008. At the time of the accident, Dillon Road was in the midst of a street widening project. We had been under contract with the City of Coachella to provide construction management services. The accident occurred when an individual driving southbound on Dillon Road ran the stop sign at the intersection of Harrison Place, colliding with a vehicle making a left turn from northbound Dillon Road onto Harrison Place. The driver of the northbound vehicle was injured in the accident and a passenger seated in the front passenger seat was killed. At the time of the accident, there were “STOP” signs posted in both directions on Dillon Road, the construction zone was posted with 25 mph speed limit signs and construction zone signs, and there were “STOP AHEAD” signs posted in both directions on Dillon Road in advance of the intersection. The plaintiff, the driver of the northbound vehicle, seeks to recover unspecified damages from us. We do not believe this suit has any merit. The City’s general contractor and its general liability insurer have agreed to indemnify us from this claim and have assumed the defense on our behalf.

Item 1A.  Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  (Removed and Reserved)

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Exhibit Description
3.1	First Amended and Restated Certificate of Incorporation of Willdan Group, Inc., including amendments thereto(1)
3.2	Amended and Restated Bylaws of Willdan Group, Inc.(2)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document(3)

101.SCH	XBRL Taxonomy Extension Schema Document(3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(3)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document(3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(3)

*          Filed herewith.

(1)       Incorporated by reference to Willdan Group, Inc.’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on August 9, 2006, as amended (File No. 333-136444).

(2)       Incorporated by reference to Willdan Group, Inc.’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 13, 2009.

(3)       Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLDAN GROUP, INC.

By:	/s/ Kimberly D. Gant
Kimberly D. Gant
Chief Financial Officer and Senior Vice President
Date: August 11, 2011