Form 10-Q
period 2011-09-30
Willdan Group, Inc.
filed 2011-11-10
CIK 1370450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 7, 2011, there were 7,272,094 shares of common stock, $0.01 par value per share, of Willdan Group, Inc. issued and outstanding.

WILLDAN GROUP, INC.
FORM 10-Q QUARTERLY REPORT

ii

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,275,000	$6,642,000
Accounts receivable, net of allowance for doubtful accounts of $810,000 and $959,000 at September 30, 2011 and December 31, 2010, respectively	14,755,000	14,484,000
Costs and estimated earnings in excess of billings on uncompleted contracts	16,418,000	11,343,000
Other receivables	242,000	176,000
Prepaid expenses and other current assets	1,005,000	1,714,000
Total current assets	40,695,000	34,359,000

Equipment and leasehold improvements, net	1,245,000	1,496,000
Goodwill	15,208,000	12,475,000
Other intangible assets, net	59,000	95,000
Other assets	395,000	407,000
Deferred income taxes, net of current portion	622,000	622,000
Total assets	$58,224,000	$49,454,000

Liabilities and Stockholders’ Equity
Current liabilities:
Excess of outstanding checks over bank balance	$989,000	$1,223,000
Borrowings under line of credit	2,920,000	1,000,000
Accounts payable	6,024,000	5,380,000
Accrued liabilities	9,638,000	5,985,000
Billings in excess of costs and estimated earnings on uncompleted contracts	1,156,000	1,041,000
Current portion of notes payable	101,000	90,000
Current portion of capital lease obligations	155,000	173,000
Current portion of deferred income taxes	1,407,000	1,407,000
Total current liabilities	22,390,000	16,299,000

Notes payable, less current portion	95,000	131,000
Capital lease obligations, less current portion	106,000	96,000
Deferred lease obligations	617,000	766,000
Total liabilities	23,208,000	17,292,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized: 7,272,000 and 7,246,000 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	73,000	72,000
Additional paid-in capital	34,009,000	33,765,000
Accumulated earnings (deficit)	934,000	(1,675,000)
Total stockholders’ equity	35,016,000	32,162,000
Total liabilities and stockholders’ equity	$58,224,000	$49,454,000

See accompanying notes to condensed consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2011	2010	2011	2010

Contract revenue	$28,605,000	$20,706,000	$77,159,000	$58,024,000

Direct costs of contract revenue (exclusive of depreciation and amortization shown separately below):
Salaries and wages	6,568,000	5,570,000	19,567,000	16,196,000
Subconsultant services	8,825,000	5,433,000	22,618,000	10,912,000
Other direct costs	1,462,000	448,000	3,749,000	3,434,000
Total direct costs of contract revenue	16,855,000	11,451,000	45,934,000	30,542,000

General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	5,381,000	4,093,000	16,245,000	13,019,000
Facilities and facilities related	1,266,000	1,117,000	3,663,000	3,246,000
Stock-based compensation	40,000	52,000	148,000	180,000
Depreciation and amortization	197,000	231,000	683,000	741,000
Lease abandonment (recovery) expense, net	—	(75,000)	9,000	(62,000)
Other	2,486,000	2,443,000	7,423,000	7,314,000
Total general and administrative expenses	9,370,000	7,861,000	28,171,000	24,438,000
Income from operations	2,380,000	1,394,000	3,054,000	3,044,000

Other income (expense), net:
Interest income	1,000	3,000	5,000	9,000
Interest expense	(21,000)	(11,000)	(53,000)	(37,000)
Other, net	8,000	(3,000)	5,000	17,000
Total other expense, net	(12,000)	(11,000)	(43,000)	(11,000)
Income before income taxes	2,368,000	1,383,000	3,011,000	3,033,000

Income tax expense	203,000	595,000	402,000	595,000
Net income	$2,165,000	$788,000	$2,609,000	$2,438,000

Earnings per share:
Basic	$0.30	$0.11	$0.36	$0.34
Diluted	$0.29	$0.11	$0.35	$0.34

Weighted-average shares outstanding:
Basic	7,267,000	7,236,000	7,258,000	7,229,000
Diluted	7,468,000	7,318,000	7,478,000	7,274,000

See accompanying notes to condensed consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30, 2011	October 1, 2010
Cash flows from operating activities:
Net income	$2,609,000	$2,438,000
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash revenue from subcontractor settlement	(902,000)	—
Depreciation and amortization	733,000	752,000
Lease abandonment expense (recovery), net	9,000	(62,000)
Loss (gain) on sale of equipment	1,000	(17,000)
Provision for doubtful accounts	131,000	259,000
Stock-based compensation	148,000	180,000
Changes in operating assets and liabilities:
Accounts receivable	(402,000)	(1,578,000)
Costs and estimated earnings in excess of billings on uncompleted contracts	(5,075,000)	(5,259,000)
Income tax receivable	—	(4,000)
Other receivables	(66,000)	(165,000)
Prepaid expenses and other current assets	709,000	391,000
Other assets	12,000	(92,000)
Accounts payable	1,546,000	1,487,000
Accrued liabilities	3,653,000	2,817,000
Billings in excess of costs and estimated earnings on uncompleted contracts	115,000	245,000
Deferred lease obligations	(158,000)	(97,000)
Net cash provided by operating activities	3,063,000	1,295,000

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(309,000)	(363,000)
Proceeds from sale of equipment	6,000	31,000
Payments for business acquisition	(2,733,000)	(2,103,000)
Net cash used in investing activities	(3,036,000)	(2,435,000)

Cash flows from financing activities:
Changes in excess of outstanding checks over bank balance	(234,000)	335,000
Payments on notes payable	(48,000)	(20,000)
Proceeds from notes payable	23,000	—
Borrowings under line of credit	22,682,000	8,970,000
Repayments on line of credit	(20,762,000)	(8,970,000)
Principal payments on capital lease obligations	(152,000)	(102,000)
Proceeds from stock option exercise	4,000	—
Proceeds from sales of common stock under employee stock purchase plan	93,000	87,000
Net cash provided by financing activities	1,606,000	300,000
Net increase (decrease) in cash and cash equivalents	1,633,000	(840,000)
Cash and cash equivalents at beginning of the period	6,642,000	8,445,000
Cash and cash equivalents at end of the period	$8,275,000	$7,605,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$51,000	$35,000
Income taxes	51,000	5,000

Supplemental disclosures of noncash investing and financing activities:
Equipment acquired under capital lease obligations	$159,000	$88,000

See accompanying notes to condensed consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011
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

The value of retainage is included in accounts receivable in the accompanying consolidated financial statements. Retainage represents the billed amount that is retained by the customer, in accordance with the terms of the contract, generally until performance is substantially complete.  At September 30, 2011 and December 31, 2010, the Company had retained accounts receivable of approximately $591,000 and $547,000, respectively.

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

2.                                                              RECENT ACCOUNTING PRONOUNCEMENTS

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-08 (“ASU 2011-08”), Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This accounting guidance is intended to simplify goodwill impairment testing, by allowing companies to perform a qualitative assessment on goodwill impairment to determine whether a quantitative assessment is necessary. This guidance is for goodwill impairment tests performed in interim and annual periods for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company has elected to adopt this guidance early, effective the first day of its third quarter of 2011. The Company does not expect the adoption of this guidance to have a material impact on its financial statements.

3.                                                              BUSINESS COMBINATION

On June 9, 2008, the Company acquired all of the outstanding stock of Willdan Energy Solutions, formerly known as Intergy Corporation, a California based consulting company that assists companies, institutions and agencies with planning and implementing their energy efficiency, water conservation and renewable energy strategies. The acquisition cost recorded by the Company as of September  30, 2011 was $17.9 million, consisting of $9.9 million in cash paid at closing, a $0.2 million net asset value adjustment, a guaranteed payment of $1.0 million in cash paid in June 2009, an earn-out payment of $1.3 million paid in August 2009, an earn-out payment of $2.1 million paid in September 2010, an earn-out payment of $2.7 million paid in August 2011 and $0.7 million in transaction costs. The final earn-out payment was required because Willdan Energy Solutions achieved certain financial targets over the twelve month period ending July 1, 2011. The Company has recorded $15.2 million of goodwill associated with the acquisition through September 30, 2011.

4.                                                              GOODWILL AND OTHER INTANGIBLE ASSETS

As of September 30, 2011 and December 31, 2010, the Company had $15.2 million and $12.5 million of goodwill, respectively, all of which relates to the Energy Solutions reporting unit, which is a component of the Engineering Services reporting segment.

The gross amounts and accumulated amortization of the Company’s acquired identifiable intangible assets with finite useful lives as of September 30, 2011 and December 31, 2010, included in intangible assets, net in the accompanying consolidated balance sheets, were as follows:

	September 30 , 2011		December 31, 2010
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization	Amortization Period (yrs)
Backlog	$920,000	$920,000	$920,000	$920,000	1
Training materials/courses	282,000	223,000	282,000	187,000	5
Non-compete agreements	30,000	30,000	30,000	30,000	3
	$1,232,000	$1,173,000	$1,232,000	$1,137,000

The Company’s amortization expense for acquired identifiable intangible assets with finite useful lives was $9,000 and $36,000 for the fiscal three and nine months ended September 30, 2011, respectively, as compared to $4,000 and $20,000 for the fiscal three and nine months ended October 1, 2010.  Estimated amortization expense for acquired identifiable intangible assets for the remainder of fiscal 2011 and the succeeding years is as follows:

Fiscal year:
2011	$10,000
2012	37,000
2013	12,000
$59,000

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

The following table sets forth the number of weighted-average shares used to compute basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010

Net income	$2,165,000	$788,000	$2,609,000	$2,438,000

Weighted-average common shares outstanding	7,267,000	7,236,000	7,258,000	7,229,000
Effect of dilutive stock options	201,000	82,000	220,000	45,000
Weighted-average common stock outstanding-diluted	7,468,000	7,318,000	7,478,000	7,274,000

Earnings per share:
Basic	$0.30	$0.11	$0.36	$0.34
Diluted	$0.29	$0.11	$0.35	$0.34

For the three and nine months ended September 30, 2011, 297,000 options were excluded from the calculation of dilutive potential common shares, compared to 524,000 options for the same periods last year. These options were not included in the computation of dilutive potential common shares because the assumed proceeds per share exceeded the average market price per share for the periods. Accordingly, the inclusion of these options would have been anti-dilutive.

6.                     EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consist of the following:

	September 30, 2011	December 31, 2010
Furniture and fixtures	$3,392,000	$3,418,000
Computer hardware and software	6,237,000	6,180,000
Leasehold improvements	752,000	803,000
Equipment under capital leases	835,000	881,000
Automobiles, trucks, and field equipment	543,000	529,000
	11,759,000	11,811,000
Accumulated depreciation and amortization	(10,514,000)	(10,315,000)
Equipment and leasehold improvements, net	$1,245,000	$1,496,000

7.                     ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	September 30, 2011	December 31, 2010
Accrued bonuses	$178,000	$107,000
Paid leave bank	1,450,000	1,318,000
Compensation and payroll taxes	1,575,000	684,000
Accrued legal	140,000	46,000
Accrued workers’ compensation insurance	97,000	49,000
Accrued rent	316,000	420,000
Employee withholdings	193,000	179,000
Client deposits	307,000	157,000
Unvouchered accounts payable	5,003,000	2,950,000
Other	379,000	75,000
Total accrued liabilities	$9,638,000	$5,985,000

8.                     LINE OF CREDIT

Under the terms of the Company’s credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”), the Company can borrow up to $5.0 million from time to time (as may be limited by the covenants in the credit agreement as discussed below) up to and until January 1, 2012. The Company is currently in discussions with Wells Fargo to renew the line of credit. Loans made under the revolving line of credit will accrue interest at either (i) the floating rate equal to the prime rate in effect from time to time or (ii) the fixed rate of 1.75% above LIBOR, at the Company’s election. For prime rate loans, the interest rate will be adjusted when each prime rate change by the bank is announced and becomes effective.  There were outstanding borrowings of $2.9 million under this agreement as of September 30, 2011.

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

The credit agreement contains customary representations and affirmative covenants, including a covenant to maintain a tangible net worth of at least $18.0 million at all times. Tangible net worth is defined in the credit agreement as stockholders’ equity less intangible assets and loans or advances to, or investments in, any related entities or individuals. The impact of any non-cash property lease termination expense of up to $1.0 million in the aggregate recorded during the period from October 1, 2009 through December 31, 2010 was excluded from the calculation of tangible net worth under the credit agreement. As of September 30, 2011, the Company’s tangible net worth as defined under the Company’s credit agreement was met.

The credit agreement also includes customary negative covenants, including a covenant that prohibits the incurrence of additional indebtedness by the Company or the Company’s subsidiaries other than purchase money indebtedness not to exceed $2.0 million and indebtedness existing on the date of the credit agreement, and a covenant that prohibits payment of dividends on the Company’s stock and redemptions, repurchases or other acquisitions of the Company’s stock, except that the Company can repurchase stock with an aggregate fair market value up to $5.0 million in any calendar year.  In addition, the credit agreement includes customary events of default for a credit facility.  Upon a default, the interest rate will be increased 4.0%.  Upon the occurrence of an event of default under the credit agreement, including a breach of any of the covenants discussed above, Wells Fargo has the option to make any loans then outstanding under the credit agreement immediately due and payable and is no longer obligated to extend further credit to the Company under the credit agreement.

9.                     COMMITMENTS

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

10.                  INCOME TAXES

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

The Company recorded an income tax expense of $0.2 million and $0.4 million, respectively, for the three and nine months ended September 30, 2011, as compared to an income tax expense of $0.6 million for the three and nine months ended October 1, 2010.

11.                  SEGMENT INFORMATION

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

The accounting policies applied to determine the segment information are the same as those described in the summary of significant accounting policies included in the Company’s 2010 Annual Report on Form 10-K filed on March 29, 2011. There were no intersegment sales during the fiscal three and nine months ended September 30, 2011.  Management evaluates the performance of each segment based upon income or loss from operations before income taxes. Certain segment asset information including expenditures for long-lived assets has not been presented as it is not reported to or reviewed by the chief operating decision maker. In addition, enterprise-wide service line contract revenue is not included as it is impracticable to report this information for each group of similar services.

Financial information with respect to the reportable segments as of and for the fiscal three and nine months ended September 30, 2011 and for the fiscal three and nine months ended October 1, 2010 is as follows:

	Engineering Services	Public Finance Services	Homeland Security Services	Unallocated Corporate	Intersegment	Consolidated Total
Fiscal Three Months Ended September 30, 2011
Contract revenue	$24,586,000	$2,502,000	$1,517,000	$—	$—	$28,605,000
Segment profit (loss) before income taxes	1,821,000	549,000	(2,000)	—	—	2,368,000
Net income (loss)	1,680,000	500,000	(15,000)	—	—	2,165,000
Segment assets	182,001,000	23,399,000	7,084,000	147,210,000	(301,470,000)	58,224,000
Segment net assets(1)	34,040,000	10,340,000	(1,023,000)	14,789,000	(23,130,000)	35,016,000

Fiscal Three Months Ended October 1, 2010
Contract revenue	$16,836,000	$2,632,000	$1,238,000	$—	$—	$20,706,000
Segment profit before income taxes	862,000	334,000	97,000	90,000	—	1,383,000
Net income	466,000	139,000	4,000	179,000	—	788,000
Segment assets	156,810,000	23,468,000	6,494,000	143,975,000	(283,021,000)	47,726,000
Segment net assets(1)	28,956,000	9,747,000	(959,000)	14,476,000	(20,396,000)	31,824,000

Fiscal Nine Months Ended September 30, 2011
Contract revenue	$65,154,000	$7,382,000	$4,623,000	$—	$—	$77,159,000
Segment profit (loss) before income taxes	2,535,000	698,000	(222,000)	—	—	3,011,000
Net income (loss)	2,205,000	606,000	(202,000)	—	—	2,609,000
Segment assets	182,001,000	23,399,000	7,084,000	147,210,000	(301,470,000)	58,224,000
Segment net assets(1)	34,040,000	10,340,000	(1,023,000)	14,789,000	(23,130,000)	35,016,000

Fiscal Nine Months Ended October 1, 2010
Contract revenue	$46,104,000	$8,062,000	$3,858,000	$—	$—	$58,024,000
Segment profit (loss) before income taxes	2,104,000	778,000	366,000	(215,000)	—	3,033,000
Net income (loss)	1,708,000	583,000	274,000	(127,000)	—	2,438,000
Segment assets	156,810,000	23,468,000	6,494,000	143,975,000	(283,021,000)	47,726,000
Segment net assets(1)	28,956,000	9,747,000	(959,000)	14,476,000	(20,396,000)	31,824,000

(1)   Segment net assets represent segment assets net of segment liabilities, which includes the effect of intersegment assets and liabilities which are eliminated in consolidation.

12.                  CONTINGENCIES

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

In accordance with accounting standards regarding loss contingencies, the Company accrues an undiscounted liability for those contingencies where the incurrence of a loss is probable and the amount can be reasonably estimated, and discloses the amount accrued and an estimate of any reasonably possible loss in excess of the amount accrued, if such disclosure is necessary for the Company’s financial statements not to be misleading.  The Company does not accrue liabilities when the likelihood that the liability has been incurred is probable but the amount cannot be reasonably estimated, or when the liability is believed to be only reasonably possible or remote.

Because litigation outcomes are inherently unpredictable, the Company’s evaluation of legal proceedings often involves a series of complex assessments by management about future events and can rely heavily on estimates and assumptions.  If the assessments indicate that loss contingencies that could be material to any one of the Company’s financial statements are not probable, but are reasonably possible, or are probable, but cannot be estimated, then the Company will disclose the nature of the loss contingencies, together with an estimate of the possible loss or a statement that such loss is not reasonably estimable.  While the consequences of certain unresolved proceedings are not presently determinable, and a reasonable estimate of the probable and reasonably possible loss or range of loss in excess of amounts accrued for such proceedings cannot be made, an adverse outcome from such proceedings could have a material adverse effect on the Company’s earnings in any given reporting period.  However, in the opinion of the Company’s management, after consulting with legal counsel, and taking into account insurance coverage, the ultimate liability related to current outstanding claims and lawsuits is not expected to have a material adverse effect on the Company’s financial statements.

French v. Willdan Engineering, Superior Court of California, Riverside County

In January 1991, the Company was originally retained by the City of Calimesa, California to review and process development plans. The Company has provided plan review continuously since that date under various contracts with the city. As the city receives applications from developers for project approvals, the city forwards the project plans to the Company for processing. The Company processes the plans and the city pays the Company for its services. In August 2008, a suit was filed by a city employee alleging that the city processed development applications without first collecting fees from developers to cover the costs of processing. The suit further alleges that even though the Company performed the work requested by the city, the city should not have paid the Company for work in advance of collecting the developers’ fees. The complaint was amended by the plaintiff in May 2010 to provide additional details and the Company has filed an answer to the complaint. The plaintiff seeks to recover for the city amounts paid to the Company for processing project plans for which the developer fees have not been paid. The City of Calimesa has not requested any refunds from the Company or joined in the litigation, and the city continues to retain the Company’s services. The Company does not believe that this suit has any merit and will vigorously defend this claim, and the Company does not think it is reasonably possible that a material loss will be incurred.

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

Overview

We are a provider of professional technical and consulting services to small and mid-sized public agencies, large public utilities and, to a lesser extent, private industry primarily in California and New York. We enable the public agencies to provide a wide range of specialized services, without having to incur and maintain the overhead necessary to develop staffing in-house, by providing a broad range of services, including:

•                                          Civil Engineering and Planning;

•                                          Energy Efficiency and Sustainability Consulting;

•                                          Economic and Financial Consulting; and

•                                          Homeland Security and Communications and Technology Consulting

We operate our business through a network of offices located primarily in California and New York.  We also have operations in Arizona and, to a lesser extent, other states throughout the United States.  As of September 30, 2011, we had a staff of 570 which includes licensed engineers and other professionals.  Our traditional clients have been public agencies in communities with populations ranging from 10,000 to 300,000 people.  We believe communities of this size are underserved by large outsourcing companies that tend to focus on securing large federal and state projects, as well as projects for the private sector.  We also provide services to large public utilities which service major metropolitan communities.  We seek to establish close working relationships with our public agency clients and, over time, to expand the breadth and depth of the services we provide to them.

While we currently serve communities throughout the country, our business with public agencies is concentrated in California and neighboring states.  We provide services to approximately 60% of the 482 cities and over 60% of the 58 counties in California.  We also serve special districts, school districts, a range of public agencies, and to a lesser extent, private industry.  Our business with large public utilities is concentrated in California and New York.

We were founded over 45 years ago, and today consist of a family of wholly-owned companies that operate within the following segments for financial reporting purposes:

Engineering Services.    Our Engineering Services segment includes the operations of our subsidiaries, Willdan Engineering, Willdan Energy Solutions and Public Agency Resources (PARs). These businesses collectively provide civil engineering-related and city planning, energy efficiency and sustainability consulting services to public agencies and utilities and, to a lesser extent, private industry.  Additionally, PARs primarily provides staffing to Willdan Engineering.  Our core business is engineering and energy efficiency services. Contract revenue for the Engineering Services segment represented approximately 84.4% and 79.5% of our consolidated contract revenue for the nine months ended September 30, 2011 and October 1, 2010, respectively.

Public Finance Services.    Our Public Finance Services segment consists of the business of our subsidiary, Willdan Financial Services, which offers financial and economic consulting services to public agencies.  Contract revenue for the Public Finance Services segment represented approximately 9.6% and 13.9% of our consolidated contract revenue for the nine months ended September 30, 2011 and October 1, 2010, respectively.

Homeland Security Services.    Our Homeland Security Services segment consists of the operations of our subsidiary, Willdan Homeland Solutions, which offers homeland security and communications and technology consulting services.  Contract revenue for our Homeland Security Services segment represented approximately 6.0% and 6.6% of our consolidated contract revenue for the nine months ended September 30, 2011 and October 1, 2010, respectively.

Components of Income and Expense

Contract Revenue

We provide our services under contracts, purchase orders or retainer letters. The contracts we enter into with our clients contain three principal types of pricing provisions: time and materials, unit based, and fixed price. Revenue on our time and materials and unit based contracts are recognized as the work is performed in accordance with specific terms of the contract. Approximately 47% of our contracts are based on contractual rates per hour plus costs incurred. Some of these contracts include maximum contract prices, but the majority of these contracts are not expected to exceed the maximum. Contract revenue on our fixed price contracts is determined on the percentage of completion method based generally on the ratio of direct costs incurred to date to estimated total direct costs at completion. Many of our fixed price contracts are relatively short in duration, thereby lowering the risks of not properly estimating the percent complete.

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

Goodwill

We test goodwill, at least annually, for possible impairment. Accordingly, we complete our annual testing of goodwill as of the last day of the first month of our fourth fiscal quarter each year to determine whether there is impairment. In addition to our annual test, we regularly evaluate whether events and circumstances have occurred that may indicate a potential impairment of goodwill. We did not recognize any goodwill impairment charges for the fiscal three or nine months ended September 30, 2011.

We test our goodwill for impairment at the level of our reporting units, which are components of our operating segments. The only reporting unit that has goodwill is Energy Solutions, which is part of our engineering services segment. The process of testing goodwill for impairment, pursuant to ASU 2011-08, now involves an optional qualitative assessment on goodwill impairment of our reporting units to determine whether a quantitative assessment is necessary.  If a quantitative assessment is warranted, we then determine the fair value of the applicable reporting units. To estimate the fair value of our reporting units, we use both an income approach based on management’s estimates of future cash flows and other market data and a market approach based upon multiples of EBITDA earned by similar public companies. For our fiscal year 2010 annual impairment testing, we weighted the income approach and the market approach at 80% and 20%, respectively. The income approach was given a higher weight because it has a more direct correlation to the specific economics of the reporting units than the market approach, which is based on multiples of public companies that, although comparable, may not provide the same mix of services as our reporting units.

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

Accounting for Claims Against the Company

We accrue an undiscounted liability related to claims against us for which the incurrence of a loss is probable and the amount can be reasonably estimated. We disclose the amount accrued and an estimate of any reasonably possible loss in excess of the amount accrued, if such disclosure is necessary for our financial statements not to be misleading. We do not accrue liabilities related to claims when the likelihood that a loss has been incurred is probable but the amount cannot be reasonably estimated, or when the liability is believed to be only reasonably possible or remote. Losses related to recorded claims are included in general and administrative expenses.

Determining probability and estimating losses related to claims against us is highly judgmental. Initial accruals and any subsequent changes in our estimates could have a material effect on our consolidated financial statements.

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

	Fiscal Three Months Ended		Fiscal Nine Months Ended
Statement of Operations Data	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010

Contract revenue	100.0%	100.0%	100.0%	100.0%
Direct costs of contract revenue (exclusive of depreciation and amortization shown separately below):
Salaries and wages	23.0	26.9	25.4	27.9
Subconsultant services	30.9	26.2	29.3	18.8
Other direct costs, net	5.0	2.2	4.9	5.9
Total direct costs of contract revenue	58.9	55.3	59.5	52.6
General and administrative expenses:
Salaries and wages, payroll taxes, employee benefits	18.8	19.8	21.1	22.4
Facilities and facilities related	4.4	5.4	4.7	5.6
Stock-based compensation	0.2	0.3	0.2	0.3
Depreciation and amortization	0.7	1.1	0.9	1.3
Lease abandonment (expense) recovery, net	—	(0.4)	—	(0.1)
Other	8.7	11.8	9.6	12.6
Total general and administrative expenses	32.8	38.0	36.5	42.1
Income from operations	8.3	6.7	4.0	5.2
Other income (expense):
Interest income	—	—	—	—
Interest expense	(0.1)	(0.1)	(0.1)	(0.1)
Other, net	—	—	—	—
Total other income, net	—	(0.1)	(0.1)	—
Income before income tax expense	8.3	6.7	3.9	5.2
Income tax expense	0.7	2.9	0.5	1.0
Net income	7.6%	3.8%	3.4%	4.2%

Three Months Ended September 30, 2011 Compared to Three Months Ended October 1, 2010

Contract revenue.    Our contract revenue was $28.6 million for the three months ended September 30, 2011, with $24.6 million attributable to the Engineering Services segment, $2.5 million attributable to the Public Finance Services segment and $1.5 million attributable to the Homeland Security Services segment. Consolidated contract revenue increased $7.9 million, or 38.1%, to $28.6 million for the three months ended September 30, 2011, from $20.7 million for the three months ended October 1, 2010. This was due to increases of $7.7 million, or 46.0%, in contract revenue for the Engineering Services segment, primarily as a result of the increase in demand for the energy efficiency, sustainability and renewable energy services of Willdan Energy Solutions, and $0.3 million, or 22.5%, in contract revenue for the Homeland Security Services segment, partially offset by a decrease in contract revenue for the Public Finance Services segment of $0.1 million, or 4.9%.

Contract revenue for Willdan Energy Solutions increased primarily because of increased demand for energy efficiency services in the states of California and New York. The increase in contract revenue for Willdan Energy Solutions includes a settlement of $0.9 million from a subcontractor. Contract revenue for other areas of the Engineering Services segment continues to be impacted by the decline in the California residential housing market and state and local government budget cuts. A source of revenue in our Engineering Services segment is fees assessed for building permits. Since the second half of fiscal 2007, we have experienced reductions in revenue from these fees because of the slowdown in residential construction in the western United States, and a decline in our other building and safety projects which is both directly and indirectly affected by the housing market. Revenue in the Public Finance Services segment decreased primarily due to lower levels of activity in the financial consulting business as a result of the general downturn in macro-economic conditions. Revenue in the Homeland Security Services segment has increased due to an increase in demand for our traditional and expanded homeland security, management consulting and public safety consulting services. Our Homeland Security Services segment has expanded its service offerings beyond its traditional planning, training and exercise services to include public safety and interoperability communications and management consulting.

Direct costs of contract revenue.    Direct costs of contract revenue were $16.9 million for the three months ended September 30, 2011, with $15.3 million attributable to the Engineering Services segment, $0.8 million attributable to the Public Finance Services segment, and $0.8 million attributable to the Homeland Security Services segment.  Overall, direct costs increased by $5.4 million, or 47.2%, to $16.9 million for the three months ended September 30, 2011, from $11.5 million for the three months ended October 1, 2010.  This increase is attributable to increases in direct costs of $5.0 million, $0.1 million and $0.3 million for our Engineering Services segment, Public Finance Services segment and Homeland Security Services segment, respectively.

Direct costs increased as a result of increases in salaries and wages, subconsultant services and other direct costs of $1.0 million, $3.4 million and $1.0 million, respectively. Within direct costs of contract revenue, salaries and wages decreased to 23.0% of contract revenue for the three months ended September 30, 2011 from 26.9% for the three months ended October 1, 2010 and subconsultant services increased to 30.9% of contract revenue for the three months ended September 30, 2011 from 26.2% of contract revenue for the three months ended October 1, 2010. Other direct costs increased to 5.1% of contract revenue for the three months ended September 30, 2011 from 2.2% for the three months ended October 1, 2010. Subconsultant services increased primarily because of increased demand for the energy efficiency, sustainability and renewable energy services of our subsidiary Willdan Energy Solutions, which generally utilizes a higher percentage of subconsultants than our other subsidiaries. Increased chargeability of labor also shifted more employee related costs to direct costs of contract revenue because we only allocate the portion of salaries and wages related to time spent directly generating revenues to direct costs of contract revenue.

General and administrative expenses.    General and administrative expenses increased by $1.5 million, or 19.2%, to $9.4 million for the three months ended September 30, 2011 from $7.9 million for the three months ended October 1, 2010. This was due to increases of $1.8 million and $0.1 million in general and administrative expenses of the Engineering Services segment and our Homeland Security Services segment, respectively, partially offset by a decrease of $0.4 million in general and administrative expenses of our Public Finance Services segment. General and administrative expenses as a percentage of contract revenue decreased to 32.8% for the three months ended September 30, 2011 from 38.0% for the three months ended October 1, 2010.

Of the $1.5 million increase in general and administrative expenses, approximately $1.3 million relates to increases in salaries and wages, payroll taxes and employee benefits. The increase in employee related costs primarily resulted from increased headcount. As discussed above under “—Components of Income and Expense—Direct Costs of Contract Revenue,” we do not allocate that portion of salaries and wages not related to time spent directly generating revenue to direct costs of contract revenue, and the greater headcount resulted in more unallocated time. The remaining increase primarily relates to an increase in facilities and facilities related charges due to expanded facilities in Washington, D.C. and other areas.

Income from operations.     As a result of the above factors, our operating income was $2.4 million for the three months ended September 30, 2011 as compared to operating income of $1.4 million for the three months ended October 1, 2010.  Income from operations as a percentage of contract revenue was 8.3% for the three months ended September 30, 2011, as compared to 6.7% in the prior year period.

Other income (expense).    Other income (expense), net essentially remained flat in the three months ended September 30, 2011, as compared to the three months ended October 1, 2010.

Income tax expense.     We recorded an income tax expense of $0.2 million for the three months ended September 30, 2011 as compared to an income tax expense of $0.6 million for the three months ended October 1, 2010.

Net income.    As a result of the above factors, our net income was $2.2 million for the three months ended September 30, 2011 as compared to net income of $0.8 million for the three months ended October 1, 2010.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended October 1, 2010

Contract revenue.    Our contract revenue was $77.2 million for the nine months ended September 30, 2011, with $65.2 million attributable to the Engineering Services segment, $7.4 million attributable to the Public Finance Services segment and $4.6 million attributable to our Homeland Security Services during this period.  Consolidated contract revenue increased $19.1 million, or 33.0%, to $77.2 million for the nine months ended September 30, 2011, from $58.0 million for the nine months ended October 1, 2010. Contract revenue increased primarily from an increase of $19.1 million, or 41.3%, in contract revenue for the Engineering Services segment primarily as a result of the increase in demand for the services of our subsidiary, Willdan Energy Solutions.  Contract revenue for our Public Finance Services segment decreased $0.7 million, or 8.4%, to $7.4 million for the nine months ended September 30, 2011 as compared to $8.1 million for the nine months ended October 1, 2010.  Contract revenue for our Homeland Security Services segment increased $0.8 million, or 19.8%, to $4.6 million for the nine months ended September 30, 2011 as compared to $3.9 million for the nine months ended October 1, 2010.

Contract revenue for Willdan Energy Solutions increased primarily because of increased demand for energy efficiency services in the states of California and New York. The increase in contract revenue for Willdan Energy Solutions includes a settlement of $0.9 million from a subcontractor. Contract revenue for other areas of the Engineering Services segment continues to be impacted by the decline in the California residential housing market and state and local government budget cuts. A source of revenue in our Engineering Services segment is fees assessed for building permits. Since the second half of fiscal 2007, we have experienced reductions in revenue from these fees because of the slowdown in residential construction in the western United States, and a decline in our other building and safety projects which is both directly and indirectly affected by the housing market. Revenue in the Public Finance Services segment decreased primarily due to lower levels of activity in the financial consulting business as a result of the general downturn in macro-economic conditions. Revenue in the Homeland Security Services segment has increased due to an increase in demand for our traditional and expanded homeland security, management consulting and public safety consulting services. Our Homeland Security Services segment has expanded its service offerings beyond its traditional planning, training and exercise services to include public safety and interoperability communications and management consulting.

Direct costs of contract revenue.    Direct costs of contract revenue were $45.9 million for the nine months ended September 30, 2011, with $41.3 million attributable to the Engineering Services segment, $2.3 million attributable to the Public Finance Services segment and $2.3 million attributable to the Homeland Security Services segment.  Overall, direct costs increased by $15.4 million, or 50.4%, to $45.9 million for the nine months ended September 30, 2011, from $30.5 million for the nine months ended October 1, 2010. This increase is attributable to increases in direct costs within our Engineering Services, Public Finances Services and Homeland Security Services segments of $14.7 million, $0.1 million and $0.6 million, respectively.

Direct costs increased as a result of increases in salaries and wages, subconsultant services and other direct costs of $3.4 million, $11.7 million and $0.3 million, respectively. Within direct costs of contract revenue, salaries and wages decreased to 25.4% of contract revenue for the nine months ended September 30, 2011 from 27.9% for the nine months ended October 1, 2010, subconsultant services increased to 29.3% of contract revenue for the nine months ended September 30, 2011 from 18.8% for the nine months ended October 1, 2010, and other direct costs decreased to 4.9% of contract revenue for the nine months ended September 30, 2011 from 5.9% for the nine months ended October 1, 2010.

General and administrative expenses.    General and administrative expenses increased by $3.7 million, or 15.3%, to $28.2 million for the nine months ended September 30, 2011 from $24.4 million for the nine months ended October 1, 2010.  This was due to increases in general and administrative expenses of $4.0 million for the Engineering Services segment and $0.7 million for the Homeland Security Services segment, partially offset by decreases of $0.7 million for the Public Finance Services segment and $0.3 million of unallocated corporate expenses. General and administrative expenses as a percentage of contract revenue decreased to 36.5% for the nine months ended September 30, 2011 from 42.1% for the nine months ended October 1, 2010.

Of the $3.7 million increase in general and administrative expenses, approximately $3.2 million relates to increases in salaries and wages, payroll taxes and employee benefits. The increase in employee related costs primarily resulted from increased headcount. As discussed above under “—Components of Income and Expense—Direct Costs of Contract Revenue,” we do not allocate that portion of salaries and wages not related to time spent directly generating revenue to direct costs of contract revenue. The increase in facilities and facilities related expenses of $0.4 million primarily resulted from expanded facilities in Washington, D.C. and other areas. Other general and administrative expenses increased by $0.1 million.

Income from operations.     As a result of the above factors, our operating income was relatively constant at approximately $3.1 million for the nine months ended September 30, 2011, as compared to the nine months ended October 1, 2010. Income from operations as a percentage of contract revenue was 4.0% for the nine months ended September 30, 2011, as compared to 5.2% in the prior year period.

Other income (expense).     Other income (expense), net decreased to $(43,000) for the nine months ended September 30, 2011, as compared to $(11,000) for the nine months ended October 1, 2010.

Income tax expense.     We recorded an income tax expense of $0.4 million for the nine months ended September 30, 2011, as compared to an income tax expense of $0.6 million for the prior year period.

Net income.     As a result of the above factors, our net income was $2.6 million for the nine months ended September 30, 2011 as compared to net income of $2.4 million for the nine months ended October 1, 2010.

Liquidity and Capital Resources

As of September 30, 2011, we had $8.3 million of cash and cash equivalents. Our primary sources of liquidity are cash generated from operations and funds available under our revolving line of credit with Wells Fargo Bank, National Association (“Wells Fargo”), which matures on January 1, 2012. See “—Outstanding Indebtedness.” While we believe that our cash and cash equivalents on hand, cash generated by operating activities and funds available under our line of credit will be sufficient to finance our operating activities for at least the next 12 months, if we do experience a cash flow shortage or violate the current terms of our credit agreement, or if we are unable to renew our line of credit with Wells Fargo, we may have difficulty obtaining additional funds on favorable terms, if at all.

Cash flows from operating activities

Cash flows provided by operating activities were $3.1 million for the nine months ended September 30, 2011 compared to cash flows provided by operating activities of $1.3 million for nine months ended October 1, 2010. The cash flows provided by operating activities for the nine months ended September 30, 2011 resulted primarily from our net income, an increase in accrued liabilities and accounts payable and a decrease in prepaid expenses and other current assets, partially offset by an increase in costs and estimated earnings in excess of billings and uncompleted contracts and an increase in accounts receivable. Cash flows provided by operating activities for the nine months ended October 1, 2010 resulted primarily from our net income and an increase in accounts payable and accrued liabilities, partially offset by an increase in costs and estimated earnings in excess of billings and uncompleted contracts and an increase in accounts receivable.

Cash flows from investing activities

Cash flows used in investing activities were $3.0 million for the nine months ended September 30, 2011 and $2.4 million for the nine months ended October 1, 2010. Cash flows used in investing activities increased by $0.6 million primarily due to a larger earn-out payment, made in August 2011 as compared to the earn-out payment made in September 2010, in connection with our acquisition of Intergy Corporation.

Cash flows from financing activities

Cash flows provided by financing activities were $1.6 million for the nine months ended September 30, 2011 compared to $0.3 million provided by financing activities for the nine months ended October 1, 2010.  Cash flows provided by financing activities increased by $1.3 million primarily due to additional borrowings made under our line of credit during the nine months ended September 30, 2011.

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

Under the terms of our credit agreement with Wells Fargo, we can borrow up to $5.0 million from time to time (as may be limited by the covenants in the credit agreement as discussed below) up to and until January 1, 2012. We are currently in discussions with Wells Fargo to renew the line of credit. Loans made under the revolving line of credit will accrue interest at either (i) the floating rate equal to the prime rate in effect from time to time or (ii) the fixed rate of 1.75% above LIBOR, at our election. For prime rate loans, the interest rate will be adjusted when each prime rate change by the bank is announced and becomes effective. There were $2.9 million of outstanding borrowings under this agreement as of September 30, 2011.

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

The credit agreement contains customary representations and affirmative covenants, including a covenant to maintain a tangible net worth of at least $18.0 million at all times. Tangible net worth is defined in the credit agreement as stockholders’ equity less intangible assets and loans or advances to, or investments in, any related entities or individuals. As of September 30, 2011, our tangible net worth as defined under our credit agreement was $20.3 million(1).

The credit agreement also includes customary negative covenants, including a covenant that prohibits the incurrence of additional indebtedness by us or our subsidiaries other than purchase money indebtedness not to exceed $2.0 million and indebtedness existing on the date of the credit agreement, and a covenant that prohibits payment of dividends on our stock and redemptions, repurchases or other acquisitions of our stock, except that we can repurchase stock with an aggregate fair market value up to $5.0 million in any calendar year. In addition, the credit agreement includes customary events of default for a credit facility. Upon a default, the interest rate will be increased 4.0%. Upon the occurrence of an event of default under the credit agreement, including a breach of any of the covenants discussed above, Wells Fargo has the option to make any loans then outstanding under the credit agreement immediately due and payable and is no longer obligated to extend further credit to us under the credit agreement.

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

The following is a reconciliation of stockholders’ equity to tangible net worth:

September 30, 2011

Stockholders’ equity	$35,016,000
Goodwill and other intangibles, net	(15,267,000)
Permitted lease abandonment	531,000

Tangible net worth	$20,280,000

Contractual obligations

We incurred new capital lease obligations of $159,000 and had no other material changes in commitments for long-term debt obligations, operating lease obligations or capital lease obligations during the nine months ended September 30, 2011, as compared to those disclosed in our table of contractual obligations included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-08 (“ASU 2011-08”), Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This accounting guidance is intended to simplify goodwill impairment testing by allowing companies to perform a qualitative assessment on goodwill impairment to determine whether a quantitative assessment is necessary. This guidance is for goodwill impairment tests performed in interim and annual periods for fiscal years beginning after December 15, 2011. Early adoption is permitted. We elected to adopt this guidance early, effective the first day of our third quarter of 2011. We do not expect the adoption of this guidance to have a material impact on our financial statements.

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

We had cash and cash equivalents of $8.3 million as of September 30, 2011. This amount includes $5.3 million invested in the Wells Fargo Money Market Mutual Fund and the balance $3.0 million represents cash on hand in business checking accounts. Although these investments are subject to variable interest rates, we do not believe we are subject to significant market risk for these short-term investments.

We do not engage in trading activities and do not participate in foreign currency transactions or utilize derivative financial instruments. As of September 30, 2011, we had $2.9 million of outstanding debt under our revolving credit facility that bears interest at variable rates.

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

In connection with the preparation of this Quarterly Report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2011. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, as of September 30, 2011. No change in our internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In accordance with accounting standards regarding loss contingencies, we accrue an undiscounted liability for those contingencies where the incurrence of a loss is probable and the amount can be reasonably estimated, and we disclose the amount accrued and an estimate of any reasonably possible loss in excess of the amount accrued, if such disclosure is necessary for our financial statements not to be misleading.  We do not accrue liabilities when the likelihood that the liability has been incurred is probable but the amount cannot be reasonably estimated, or when the liability is believed to be only reasonably possible or remote.

Because litigation outcomes are inherently unpredictable, our evaluation of legal proceedings often involves a series of complex assessments by management about future events and can rely heavily on estimates and assumptions.  If the assessments indicate that loss contingencies that could be material to any one of our financial statements are not probable, but are reasonably possible, or are probable, but cannot be estimated, then we disclose the nature of the loss contingencies, together with an estimate of the possible loss or a statement that such loss is not reasonably estimable.  While the consequences of certain unresolved proceedings are not presently determinable, and a reasonable estimate of the probable and reasonably possible loss or range of loss in excess of amounts accrued for such proceedings cannot be made, an adverse outcome from such proceedings could have a material adverse effect on our earnings in any given reporting period.  However, in the opinion of our management, after consulting with legal counsel, and taking into account insurance coverage, the ultimate liability related to current outstanding claims and lawsuits is not expected to have a material adverse effect on our financial statements.

French v. Willdan Engineering, Superior Court of California, Riverside County

In January 1991, we were originally retained by the City of Calimesa, California to review and process development plans. We have provided plan review continuously since that date under various contracts with the city. As the city receives applications from developers for project approvals, the city forwards the project plans to us for processing. We process the plans and the city pays us for our services. In August 2008, a suit was filed by a city employee alleging that the city processed development applications without first collecting fees from developers to cover the costs of processing. The suit further alleges that even though we performed the work requested by the city, the city should not have paid us for our work in advance of collecting the developers’ fees. The complaint was amended by the plaintiff in May 2010 to provide additional details and we filed an answer to the complaint. The plaintiff seeks to recover for the city amounts paid to us for processing project plans for which the developer fees have not been paid. The City of Calimesa has not requested any refunds from us or joined in the litigation, and the city continues to retain our services. We do not believe that this suit has any merit and will vigorously defend this claim, and we do not think it is reasonably possible that a material loss will be incurred.

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010; (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and October 1, 2010; (iii) the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2011 and October 1, 2010 and (iv) the Notes to the Condensed Consolidated Financial Statements.

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
Date: November 10, 2011
	By:	/s/ Kimberly D. Gant
Kimberly D. Gant
Chief Financial Officer, Senior Vice President and Treasurer