Form 10-K
period 2010-12-30
Willdan Group, Inc.
filed 2012-03-29
CIK 1370450

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 30, 2011.
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

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Yes ☐    No ☒

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

          The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as reported on the NASDAQ Global Market, as of the last business day of the registrant's most recently completed second fiscal quarter was $23.3 million.

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          On March 26, 2012, 7,296,585 shares of the registrant's common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Part III of this Form 10-K incorporates information by reference from the registrant's definitive proxy statement for the 2012 Annual Meeting to be filed on or prior to 120 days after the end of our fiscal year.

ii

PART I

ITEM 1.    BUSINESS

Overview

        We are a provider of professional technical and consulting services to public agencies at all levels of government, public and private utilities, and commercial and industrial firms. We enable these entities to provide a wide range of specialized services, without having to incur and maintain the overhead necessary to develop staffing in-house. We assist our clients with a broad range of complementary services relating to:

  •
  Engineering and Planning;

  •
  Energy Efficiency and Sustainability;

  •
  Economic and Financial Consulting; and

  •
  National Preparedness and Interoperability.

        We operate our business through a network of offices located primarily in California and New York. We also have operations in Arizona Florida, Texas, Washington and Washington, DC. As of December 30, 2011, we had a staff of 562 which includes licensed engineers and other professionals. Based on our 2010 revenue, we ranked 149 out of 500 top design firms in Engineering News-Record's 2011 Design Survey. Historically, our clients have been public agencies in communities with populations ranging from 10,000 to 300,000 people. We believe communities of this size are underserved by large outsourcing companies that tend to focus on securing large federal and state projects, as well as projects for the private sector. Recently, we have begun to provide increased services to public and private utilities that service major metropolitan communities and commercial and industrial firms, particularly in connection with the growth of our energy efficiency and sustainability services. We seek to establish close working relationships with our clients and expand the breadth and depth of the services we provide to them over time.

        While we currently serve communities throughout the country, our business with public agencies is concentrated in California and neighboring states. We provide services to approximately 56% of the 482 cities and over 60% of the 58 counties in California. We also serve special districts, school districts, a range of public agencies and private industry. Our business with public and private utilities is concentrated in California and New York.

        In fiscal 2008 and 2009, general economic conditions declined due to a number of factors including slower economic activity, a lack of available credit, decreased consumer confidence and reduced corporate profits and capital spending, leading to a slowdown in construction, particularly residential housing construction, in the western United States. As a result of this slowdown, both our Engineering Services segment and Public Finance Services segment suffered declines in revenue and operating margin compression. While economic conditions began to improve in fiscal 2010 and 2011, the recovery has been slow, particularly with regard to our traditional engineering services and public finance services. However, our profitability has increased in fiscal 2010 and 2011 as a result of increased revenues from our Energy Efficiency Services segment. See "Management's Discussion and Analysis of Financial Condition and Results of Operation."

        We were founded in 1964 and Willdan Group, Inc., a Delaware corporation, was formed in 2006 to serve as our holding company. We consist of a family of wholly owned companies that operate within the following segments for financial reporting purposes:

        Engineering Services.    Our Engineering Services segment includes the operations of our subsidiaries, Willdan Engineering and Public Agency Resources ("PARs"). Willdan Engineering

provides civil engineering-related and city planning services, geotechnical and other engineering consulting services to our clients. PARs primarily provides staffing to Willdan Engineering. For fiscal years 2011 and 2010, contract revenue for the Engineering Services segment represented approximately 32% and 42%, respectively, of our overall consolidated contract revenue.

        Energy Efficiency Services.    Our Energy Efficiency Services segment consists of the business of our subsidiary, Willdan Energy Solutions, which offers energy efficiency and sustainability consulting services to utilities, public agencies and private industry. For fiscal years 2011 and 2010, contract revenue for the Energy Efficiency Services segment represented approximately 54% and 38%, respectively, of our consolidated contract revenue. This segment is currently our largest segment based on contract revenue.

        Public Finance Services.    Our Public Finance Services segment consists of the business of our subsidiary, Willdan Financial Services, which offers economic and financial consulting services to public agencies. For fiscal years 2011 and 2010, contract revenue for the Public Finance Services segment represented approximately 9% and 13%, respectively, of our consolidated contract revenue.

        Homeland Security Services.    Our Homeland Security Services segment consists of the business of our subsidiary, Willdan Homeland Solutions, which offers national preparedness and interoperability services and communications and technology solutions. For fiscal years 2011 and 2010, contract revenue for our Homeland Security Services segment represented approximately 5% and 7%, respectively, of our consolidated contract revenue.

Our Markets

        We provide engineering and planning, energy efficiency, economic and financial consulting and national preparedness and interoperability services primarily to public agencies and utilities, as well as private utilities and firms. We believe the market for these privatized governmental services is, and will be, driven by a number of factors, including:

  •
  Population growth, which leads to a need for increased capacity in government services and infrastructure;

  •
  Demand by constituents for a wider variety of services;

  •
  Increased demand for services and solutions that provide energy efficiency, sustainability, water conservation and renewable energy in both the public and private sectors;

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

  Engineering and Planning Services

        Engineering and planning services encompass a variety of disciplines associated with the design and construction of public infrastructure improvements. We expect continued population growth in California and other western states to place a significant strain on the infrastructure in those areas, driving the need for both new infrastructure and the rehabilitation of aging structures. Federal, state and local governments have responded to this need by proposing an increase in their funding of infrastructure related activities, and voters in California and Arizona have, in recent years, passed sales tax increases to fund transportation improvements.

  Energy Efficiency and Sustainability Services

        In response to an increased awareness of global warming and climate change issues, private industry and public agencies are increasingly seeking out cost-effective, turn-key solutions that provide innovative energy efficiency, renewable, water conservation and sustainability services. State and local governments are frequently turning to specialized resource conservation firms to strike the balance between environmental responsibility and economic competitiveness. Consultants have the expertise to develop efficient and cost effective solutions. The use of energy efficiency services, including audits, program design, benchmark analysis, metering and partnerships provides government agencies, utilities and private firms with the ability to realize long-term savings.

  Economic and Financial Consulting

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

  Homeland Security, National Preparedness and Interoperability Services

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

        For fiscal year 2011, under the Department of Homeland Security Grant Program, (HSGP), the federal government provided approximately $1.3 billion to the states, which in turn disbursed these funds to local law enforcement and other agencies. The federal Department of Homeland Security ("DHS"), designated 31 metropolitan areas throughout the country to receive almost half of the HSGP funds through a program called the DHS Urban Areas Security Initiative, or UASI. Designated UASI metropolitan areas include eight metropolitan areas in California and the Phoenix, Arizona; Tucson, Arizona; Denver, Colorado; and Las Vegas, Nevada metropolitan areas.

Our Services

        We specialize in providing professional technical and consulting services to public agencies, utilities and private industry. Our core client base is composed of cities, counties, special districts, other local and state agencies, tribal governments, public and private utilities and commercial and industrial firms.

        We are organized to profitably manage numerous small to mid-size contracts at the same time. Our typical contracts can range from $1,000 to over $5,000,000 in contract revenue. Our typical project contracts typically have a duration of less than 12 months, although we have city services contracts that have been in effect for over 29 years. At December 30, 2011, we had approximately 2,100 open projects.

        We offer services in four segments: Engineering Services, Energy Efficiency Services, Public Finance Services, and Homeland Security Services. The interfaces and synergies among these segments are key elements of our strategy. Management established these segments based upon the services provided, the different marketing strategies associated with these services and the specialized needs of their respective clients. The following table presents, for the periods indicated, the approximate percentage of our consolidated contract revenue attributable to each segment:

	Fiscal Year
	2011	2010	2009
Engineering Services	32%	42%	55%
Energy Efficiency Services	54%	38%	20%
Public Finance Services	9%	13%	19%
Homeland Security Services	5%	7%	6%

        See Item 8 of Part II, "Financial Statements and Supplementary Data" for additional segment information.

Engineering Services

        We provide a broad range of engineering-related services to the public sector and limited services to the private sector. In general, contracts for engineering services (as opposed to construction contracts) are awarded by public agencies based primarily upon the qualifications of the engineering professional, rather than the proposed fees. We have longstanding relationships with many of these agencies and are recognized as an engineering consultant with relevant expertise and customer focused services. A substantial percentage of our engineering-related work is for existing clients that we have served for many years.

        Our engineering-related services are described individually below:

        Building and Safety.    Our building and safety services range from managing and staffing an entire municipal building department to providing specific outsourced services, such as plan review and field inspections. Other aspects of this discipline include performing accessibility compliance and providing disaster recovery teams, energy compliance evaluations, permit processing and issuance, seismic retrofitting programs, and structural plan review. Many of our building and safety services engagements are with municipalities and counties where we supplement the capacity of in-house staff.

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

        Code Enforcement.    We assist municipalities with the development and implementation of neighborhood preservation programs and the staffing of code enforcement personnel. Our code enforcement and neighborhood preservation services include reviewing, studying and analyzing existing programs, developing and implementing community educational programs, developing ordinances and writing grant proposals, and providing project managers and/or supervisors.

        Development Review.    We offer development plan review and inspection service to clients throughout California and the Southwest. Our experience in plan review and inspection includes ADA compliance, preliminary and final plats (maps), grading and drainage, complete infrastructure improvements for residential site plans, commercial site plans, industrial developments, subdivision, and major master planned developments. Our development review services include grading plans, street lighting and traffic signal plans, erosion control plans, storm drain plans, street improvement plans, sewer water and utility plans.

        Disaster Recovery    We provide disaster recovery services to cities, counties and local government. Our experience in disaster recovery includes assisting communities in the disaster recovery process following earthquakes, firestorms, mudslides and other natural disasters. We typically organize and staff several disaster recovery centers which function as "one-stop permit centers" which guarantee turn-around performance for fast-track plan checking and inspection services. In addition, we have experience in dealing with street and storm drain clean-up, replacement or repair of damaged storm drains, streets, and bridges, debris management and preparation and implementation of a near-term erosion and sediment control program.

        Environmental Engineering.    We provide environmental consulting and remediation services to cities, counties, and local governments. Our environmental services encompass many technical disciplines and programs, including environmental assessments and audits, environmental characterization and assessment, soil and groundwater investigations and information technology services.

        Geotechnical.    Our geotechnical and earthquake engineering services include soils engineering, earthquake and seismic hazard studies, geology and hydrogeology engineering, and construction inspection. We operate a licensed, full-service geotechnical laboratory at our headquarters in Anaheim, California, which offers an array of testing services, including construction materials testing and inspection.

        Landscape Architecture.    We assist public agencies in the design and planning of parks and recreation developments, as well as redevelopment and community-wide beautification plans. Our services in the area of landscape architecture include design, landscape management, urban forestry and planning. Specific projects include park design and master planning, bidding and construction documents, water conservation plans, urban beautification programs, landscape maintenance management, site planning, and assessment district management.

        Planning.    We assist communities with a full range of planning services, from the preparation of long-range policy plans to assistance with the day to day operations of a planning department. For several cities, we provide contract staff support. We provide environmental documentation services (NEPA/CEQA/EIR compliance and document preparation), mitigation monitoring programs and third party environmental review. We also provide urban planning and design services focused on investigation of specific planning and design issues and the formulation of plans, policies, and strategies for communities as a whole or for specific study areas. Typical assignments include land use studies, development of specific plans or general plan elements, design guidelines, and zoning ordinances. Our urban planning services include assisting communities with the implementation of general plans, land use enforcement, capital improvement planning, community development and redevelopment programs, and economic development strategies. We typically perform the development services function for emerging and newly incorporated cities.

        Program and Construction Management.    We provide comprehensive program and construction management services to our public-sector clients. These services include construction administration, inspection, observation, labor compliance, and community relations, depending on the client's needs and the scope of the specific project. Our construction management experience encompasses projects such as streets, bridges, sewers and storm drains, water systems, parks, pools, public buildings, and utilities.

        Contract Staff Support Services.    We provide cities and counties with both interim and long-term contract staff support services, including capital improvement planning, contract administration and code enforcement management. Public agencies have contracted with us when it is not cost-effective to have a full-time engineer on staff; to relieve peak workload situations; or to fill vacant positions during a job search. We have also provided small or newly incorporated cities with the functions of entire departments, such as building and safety, engineering, planning, or public works. In other instances, public agencies have retained our personnel to serve as city engineers, building officials, case planners, public works directors, or project managers for large or unusually complex projects.

        Structures.    Our structural engineering services include bridge design, bridge evaluation and inspection, highway and railroad bridge planning and design, highway interchange design, railroad grade separation design, bridge seismic retrofitting, building design and retrofit, sound wall and retaining wall design, and planning and design for bridge rehabilitation and replacement.

        Survey.    Our surveying and mapping services include major construction layout, design survey, topographic survey, aerial mapping, Geographic Information Systems (GIS), and right-of-way engineering.

        Traffic.    We specialize in providing traffic engineering and planning services to governmental agencies. Our services range from responding to citizen complaints to designing and managing multimillion dollar capital improvement projects. Traffic engineering services include serving as the contract city traffic engineer in communities, as well as performing design and traffic planning projects for our clients. These services and projects include parking management studies, intersection analyses and improvements, traffic impact reports, and traffic signal and control systems. We develop geometric design and channelization, traffic signal and street lighting plans, parking lot designs, and traffic control plans for construction.

        Transportation.    Our engineers design streets and highways, airport and transit facilities, freeway interchanges, high-occupancy vehicle lanes, pavement reconstruction, and other elements of city, county, and state infrastructure. Our transportation engineering services cover a full spectrum of support functions, including right of way, utility relocation, landscape, survey and mapping, geographic information systems, public outreach, and interagency coordination. These services are typically provided to local public works agencies, planning and redevelopment agencies, regional and state transportation agencies and commissions, transit districts, ports, railroads, and airports.

        Water Resources.    We assist clients in addressing the many facets of water development, treatment, distribution and conservation, including energy savings, technical, financial, legal, political, and regulatory requirements. Our core competencies include hydraulic modeling, master planning, rate studies and design and construction services. Our design experience includes reservoirs, pressure reducing stations, pump and lift stations, and pipeline alignment studies, as well as water/wastewater collection, distribution, and treatment facilities. We also provide a complete analysis and projection of storm flows for use in drainage master plans and for individual storm drain systems to reduce flooding in streets and adjacent properties. We design open and closed storm drain systems and detention basin facilities, for cities, counties and the Army Corp of Engineers.

        Representative Projects.    The following are examples of typical projects we have in the Engineering Services segment:

  •
  Camp Pendleton.  We provided an upgrade and repair of the Del Mar Bridge and the Las Flores Area Tank Crossing in Camp Pendleton for the U.S. Navy. As part of the Green Beach project, we performed a scour analysis for the San Onofre Creek to protect the existing I-5 highway bridges, the new tank access road and the new NCTD railroad bridge. Flood protection measures were designed to protect the existing and proposed amendments.

  •
  City of Brea.  We have been retained to document and evaluate the city's storm drainage systems, and to assess their adequacy for handling storm water runoff. The documentation will be done by compiling available city and county records into a Geographic Information System (GIS) format which will then be used in system modeling activities and to produce a working tool for the city staff when complete. We will incorporate updated hydrologic data for the region and define storm runoff conditions and flows. This data will be used in hydraulic modeling to evaluate system capacities and/or deficiencies. Resulting deficiencies will be validated and costs/priorities developed for establishing a Capital Improvement Program (CIP) plan and schedule for the city to use in their annual project planning. A final report will be prepared for adoption.

  •
  City of Calimesa.  We are providing professional engineering services for the design of the Safe Routes to School ("SR2S") improvements along Avenue "L" and 2nd Street in the City of Calimesa. The project limits will cover 5,300 linear feet and provide safer routes for K-6 students at Calimesa Elementary School.

  •
  City of Elk Grove.  We partnered with the City of Elk Grove, a community of more than 140,000 located just south of Sacramento, California, to provide city engineering, municipal, and operational services, as well as public works management consulting services for the city's Public Works Department. Our involvement with Elk Grove dates back to before the city's incorporation in 2000. In 2010, the City Council opted for contracting with a single vendor instead of multiple vendors to provide public works services and selected Willdan to assist them in developing a new model that offers a better balance of experienced and cost-effective labor, provides checks and balances to ensure the efficient delivery of quality services and positions the Public Works Department for successful service management and delivery as the city continues to grow in population and complexity. We are providing the city with the service commitment of a fully staffed public works/city engineering department. At the city's request, we have expanded our role and now provide all public infrastructure maintenance services. We have procured and executed contracts with a select group of specialty firms to provide these services. We will manage this team to maintain roadway, storm drain and drainage facilities, traffic signal and street lighting outages, street signs and pavement markings, graffiti abatement, and other field services such as emergency hazard material spill response.

  •
  City of Long Beach.  For over eight years, we have been providing the City of Long Beach with a range of on-call services including construction management, public works observation, building and safety, and materials testing services relating to various public works projects throughout the city. We manage and inspect approximately $40 million worth of publicly funded projects per year including paving, street repairs, sewers, bridges, storm drains, slurry seals, airport runway repair at the Long Beach Airport, alley improvement projects, and tenet improvements to city owned buildings and other appurtenant work. In addition to our construction management and inspection services, we have provided public outreach services for many of the city's high profile public works projects such as the city's recent award winning Downtown Bike Lane Project, Long Beach Boulevard Reconstruction Project, and Atlantic Boulevard through Bixby knolls.

  •
  City of Los Angeles.  We are providing construction management support services to the City of Los Angeles Bridge Program under a master task order contract for five bridges. Our construction support services on each of the five projects includes providing daily on-site resident engineering service, visiting the project sites and providing technical support when requested, and providing remote technical support from the office. Technical support services include bridge engineering, geotechnical engineering, cost estimating, and project scheduling services. The project is expected to be completed in December 2013.

  •
  City of San Bernardino.  We have been selected to design and implement a residential energy audit and retrofit program for the City of San Bernardino. This Green Home Makeover Program, which is a key component of the city's broader Sustainable San Bernardino Program, will offer rebates for energy efficiency improvements to owner and renter occupied single-family homes built prior to 1970. The program is being funded with $600,000 in Energy Efficiency and Conservation Block Grant funds from the U.S. Department of Energy as part of the American Recovery and Reinvestment Act. These funds will be leveraged with rebates from the Energy Upgrade California Program. In addition, no cost weatherization improvements are being offered to lower income residents by the Community Action Partnership of San Bernardino County. The program is intended to reduce energy consumption and the associated greenhouse gas emissions in single-family homes. By reducing energy consumption, the program will aid in reducing monthly housing costs. The program will also generate new "green" jobs and training opportunities for the city's residents through the hiring of local contractors and the use of locally trained energy auditors and analysts through the Clean Energy Workforce Training Program of the San Bernardino Community College District.

  •
  City of Santa Monica.  We provided professional traffic engineering design services to the City of Santa Monica for the preparation of five separate construction contract plan, specification, and estimate packages. The project consisted of a multi-year conversion program that will convert old 5KV street lighting circuits to new 120 V multiple circuits. The project required the removal of existing 5KV infrastructure including wiring, pull boxes, services, and luminaries and the installation of the replacement infrastructure. Value engineering was provided to ensure the design of each of the conversion projects could be constructed within the allocated total construction budget of $11.4 million. We also provided utility notices and utility coordination for relocations as needed for substructures present within the project limits, and with Southern California Edison for service feed points.

  •
  County of Glenn.  We have been assisting the County of Glenn since 2008 providing on-call services as well as serving as their County Engineer, Road Commissioner, and County Surveyor. During our tenure with the county, we have conducted flood studies, reviewed and approved various surveys and record maps, evaluated over forty structures for scour potential, served as resident engineer on construction projects, and assisted the county with a landfill closure. We are currently developing the designs for seven different bridge projects for the county. Part of our full service commitment to the county includes assisting them with processing all of the paperwork involved in their federal aid projects. In this role, we have helped the county leverage its scarce funding to qualify for nearly $28 million of federal bridge replacement funding.

  •
  County of Yolo.  We are contracted with the County of Yolo, a region of over 200,000 residents, to provide a variety of on-call services including civil engineering, environmental, energy conservation, plan check and other consulting services for the county over three years. Civil engineering services include various mechanical and electrical engineering assessments of county facilities. Consulting services include energy use and conservation, design services, engineering studies, construction documents, bidding and contract administration phases for a variety of projects that may arise. Environmental services are related to California Environmental Quality Act (CEQA) and/or National Environmental Policy Act (NEPA) compliance and jurisdictional permitting requirements.

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

Energy Efficiency Services

        In fiscal 2008, we acquired our subsidiary, Willdan Energy Solutions ("WES"), formerly known as Intergy. WES is an energy efficiency and sustainability consulting firm that provides specialized, innovative services in energy, water, and resource management to businesses, utilities, state agencies, municipalities, and non-profit organizations. Our talented staff and experienced engineers develop efficient and cost-effective approaches within all phases of projects. WES energy efficiency services include comprehensive surveys, program design, benchmarking analysis, and metering.

        Our range of energy efficiency services are described below:

        Energy Efficiency.    We provide complete energy efficiency consulting and engineering services, including: program design, management and administration; marketing, customer outreach, and project origination; energy audits and feasibility analyses; retro-commissioning; implementation contractor recruitment, training and management; data management and reporting; retro-commissioning services; and measurement and verification services.

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

        Climate Action Plans.    We assist governmental clients with the development and implementation of climate action plans. These plans include energy efficiency, water conservation, land development, renewable, and GHG reduction strategies.

        Representative Projects.    The following are examples of typical ongoing projects we have in the Energy Efficiency Services segment:

  •
  Consolidated Edison of New York.  We serve as Con Edison's program manager and implementer for its Small Business Direct Install (SBDI) Program in New York City and Westchester County, New York. The Program helps small businesses achieve energy efficiency and financial savings, offering both free and cost-shared energy efficiency retrofits, including installation of high-efficiency lighting; heating, ventilation, and air conditioning; and refrigeration energy conservation measures. As the program implementer, we are responsible for: managing a network of over 50 subcontractors; moving a high volume of projects from survey to retrofit; tracking, analyzing, and reporting on project status and program data; and oversight of construction management. To date, we have performed over 36,000 energy efficiency surveys and have overseen nearly 14,000 retrofit projects in Con Edison's service territory, resulting in over 150 million kWh of annualized energy savings.

  •
  New York State Energy Research & Development Authority (NYSERDA).  Under the State of New York's Industrial Process Efficiency (IPE) Program we serve as the exclusive energy efficiency contractor for data centers. We are tasked with managing NYSERDA's entire program process, from customer outreach to application to post-installation review, and stimulating energy efficiency investment in the data center sector, which is the fastest-growing energy consumer sector in New York. We have worked with 450 customers and 136 strategic partners to identify and foster over 150 data centers projects, with an estimated energy savings of almost 100 million kWh in New York State.

  •
  Pacific Gas & Electric (PG&E), Southern California Edison (SCE), and San Diego Gas & Electric (SDG&E) Hospital Energy Efficiency Program (HEEP). We serve as program administrator for HEEP, which offers turn-key energy efficiency services for hospitals and medical office buildings in the territories of PG&E, SCE, and SDG&E, including acute hospitals (ambulatory surgery centers licensed under acute hospitals and acute hospital outpatient services); acute psychiatric hospitals; medical or healthcare-related office buildings; chemical dependency recovery hospitals; skilled nursing facilities; free-standing trauma centers; community clinics; convalescent hospitals; and extended care facilities.

  •
  Pacific Gas & Electric (PG&E) Ozone Laundry Energy Efficiency Program (OLEEP).  OLEEP captures cost-effective natural gas savings for on-premise laundry equipment in hotels and lodging facilities with over 250 rooms, hospitals and residential care facilities, commercial laundry services, and correctional facilities. Our program administration services include facility audits, engineering and financial analysis, contractor bid and selection assistance, and water agency incentive assistance.

  •
  Southern California Edison (SCE) and San Diego Gas & Electric (SDG&E) Lodging Energy Efficiency Program (LEEP). LEEP provides customized energy-saving solutions for lodging customers, including full-service development, management, and implementation of energy-savings projects. We are implementing the large hotel segment of the Lodging Savers program.

  •
  Los Angeles Commercial Building Performance Partnership (LACBPP).  We serve as program administrator for the "Energy Upgrade Los Angeles Commercial Initiative" through the Los Angeles Commercial Building Performance Partnership, a US Department of Energy funded program designed and administered by the City of Los Angeles. LACBPP was designed to help building owners develop and make capital investments in comprehensive energy efficiency and water efficiency improvements and/or distribute generation renewable energy sources in existing non-residential commercial buildings including industrial facilities. As program administrator, we manage and oversee all aspects of program activity.

  •
  San Diego Gas & Electric (SDG&E) Direct Install Program.  We administer and manage SDG&E's Direct Install Program, which offers incentives for small- and medium-sized businesses to make energy efficiency upgrades. Typical upgrades include lighting, photocells, occupancy sensors, LED signs, refrigeration, HVAC, and water heating.

  •
  Orange & Rockland Utilities (O&R) Lighten Up Program.  We serve as O&R's program manager and implementer for its Lighten Up energy efficiency program that is part of the Small Business Direct Install (SBDI) Program in New York City and Westchester County, New York. The Program helps small businesses achieve energy efficiency and financial savings, offering both free and cost-shared energy efficiency retrofits, including installation of high-efficiency lighting; heating, ventilation, and air conditioning; and refrigeration energy conservation measures. As the program implementer, we are responsible for: managing a network of subcontractors; moving a high volume of projects from survey to retrofit; tracking, analyzing, and reporting on project status and program data; and oversight of construction management. To date, we have performed over 3,500 energy efficiency surveys and have overseen nearly 1,300 retrofit projects in O&R's service territory, resulting in over 18 million kWh of annualized energy savings.

Public Finance Services

        We acquired our subsidiary Willdan Financial Services (formerly known as MuniFinancial), a public finance consulting business, in 1999 to supplement the engineering services we offer our clients. In general, we supply expertise and support for the various financing techniques employed by public agencies to finance their operations and infrastructure. We also support the mandated reporting and other requirements associated with these financings. We do not provide underwriting or financial advisory services for municipal securities.

        Unlike our Engineering Services business, we often compete for business, at least initially, through a competitive bid process. Agencies competitively bid out services on a regular basis. The new contract terms are generally one, three or five years per contract.

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

        Financial Consulting.    We perform economic analyses and financial projects for public agencies, including:

  •
  Fee and rate studies, such as cost allocation studies; user fee analysis; utility rate analysis for water, wastewater and stormwater; fiscal and economic impact analysis; and development fee studies;

  •
  Special district formation, which involves the design, development and initiation of community facilities districts, school facilities improvement districts, assessment districts, landscape and lighting districts, benefit assessment districts, business improvement districts, fire suppression assessments, Proposition 218 studies, assessment balloting, and re-engineering;

  •
  Other special projects which include facility financing plans, the formation of new public entities, annexations and incorporations; reassessment engineering for bond refunding; infrastructure analysis both to evaluate the need for rehabilitation efforts, and for financial reporting purposes, in association with Willdan Engineering; development and financial projections; nexus studies between public and private enterprises, including public-private partnerships and the benefits of economic development to municipalities and to state, provincial, regional and national governments; implementation of infrastructure and development projects (including the fiscal impacts and public and private project financing); and fiscal, economic and real estate analysis services.

        Federal Compliance.    We offer federal compliance services to issuers of municipal securities, which can be cities, towns, school districts, housing authorities and other entities that are eligible to issue tax-exempt securities. Specifically, we provide arbitrage rebate calculations and municipal disclosure services that help issuers remain in compliance with federal regulations. We provide these reports, together with related compliance services such as bond elections, temporary period yield restriction, escrow fund monitoring, rebate payments and refund requests. In terms of continuing disclosure services, we both produce the required annual reports and disseminate those reports on behalf of the issuers. We provide federal compliance services to approximately 610 issuers in 38 states and the District of Columbia on more than 2,500 bond issues totaling over $60 billion in municipal debt.

        Representative Projects.    Examples of typical projects we have in the Public Finance Services segment include:

  •
  County of Imperial.  We were engaged by the County of Imperial to evaluate the fiscal and economic impact of a series of solar farms to be constructed on agricultural land in the county. We calculated the direct, indirect and induced economic impacts of the proposed projects, as well as the impact of the cessation of agricultural production on the land. We also prepared an estimate of the fiscal revenues and expenditures that would be generated by the construction and operation of the solar farm.

  •
  Town of Jupiter, FL.  We have contracted with the Town of Jupiter to provide an assessment methodology study for undergrounding overhead utility lines in one portion of the town. We are the only company in Florida to have performed this type of study. The project is to be constructed concurrently with a significant beautification project in an area adjacent to the only federally designated wild and scenic river in Florida—the Loxahatchee. In such a benefit assessment program, the special and particular benefits that accrue to each property as the result of undergrounding existing utility lines must be identified and quantified. The calculation of the cost to be assessed to each parcel requires that a fair and reasonable apportionment methodology be developed based on the unique characteristics of the area and each property's special and particular benefits received.

  •
  California Enterprise Development Authority (CEDA).  We were hired by CEDA to provide Property Assessed Clean Energy ("PACE") assessment administration services. These services include maintaining a database of the parcels within each program, establishing and maintaining amortization schedules for each parcel through the term of the lien/loan, submitting the annual assessment levy, reviewing county records to determine which parcels are delinquent, preparing delinquency reports and sending reminder letters to property owners, and providing a toll-free number to field inquiries regarding assessment proceedings and annual installments. Additional services such as preparation of prepayment calculations, preparation of required program documents, review of assessment documentation for each parcel, and the recording of the assessment agreements may be provided as well.

  •
  County of Stanislaus.  We were engaged by the Stanislaus Council of Governments (StanCOG), a regional council of city and county governments, to create a Regional Transportation Impact Fee Program (RTIP) that provides a common vision for a fee program to fund regional transportation improvements, while meeting the requirements of the California Mitigation Fee Act (AB 1600). The County of Stanislaus created a public facilities fee (PFF) program in 1990 that included a range of fees to fund development's fair share of facilities to serve future growth in the county, within both the cities and in the unincorporated portion of the county. The transportation component of the fee originally included three types of fees for different categories of county roads. Since then there has been divergence from the fee impact programs.

  •
  City of San Diego.  We were selected as the Special Tax Consultant for the City of San Diego's Convention Center Expansion Project. The project is tasked with forming a Communities Facilities District (CFD) to levy a special tax for the expansion of the city's convention center, which will be funded through the issuance of tax exempt bonds. The entire city is included in the CFD and only hotels properties are taxed based on a percentage of rent received for their hotel rooms. There are 3 zones within the CFD and each zone is taxed at a different percentage of rent.

  •
  Elk Grove Water District.  We assisted the Elk Grove Water District staff in developing a comprehensive revenue requirements analysis and financial plan, and provide targeted rate and fee structure recommendations, based on the district's objectives and timeline. A primary project objective was to develop a robust pro forma financial model that would serve as the basis for developing updated rate and fee structures that will provide for long-term financial stability, appropriately reflect levels of service demand attributable to different customer classes, and comply with the requirements of Proposition 218.

  •
  City of Delano.  We were hired by the City of Delano to perform a utility rate study and financial analysis for water, sanitary sewer, solid waste, and street cleaning. The city's objectives were focused on ratepayer equity and affordability, water conservation, and overall financial stability. We collaborated with the city to prepare and present a comprehensive analysis that ensured the rate structure and financial recommendations accomplish the city's objectives. Our scenario planning capabilities and financial expertise resulted in an analysis and rate structures that provide adequate revenue to fund operations, create a secure and reliable funding source for future capital improvements, while fully ensuring that rates are equitable, predictable, and reflect the true cost-of-service.

Homeland Security Services

        In fiscal 2004, we formed our subsidiary Willdan Homeland Solutions (WHS), formerly known as American Homeland Solutions. WHS provides emergency preparedness planning, emergency preparedness training, emergency preparedness exercises, communications and technology, and water security services that focus on integrating local resources and assets within state and federal systems to cities, counties and related municipal service agencies, such as utility and water companies, as well as school districts, port and transportation authorities, tribal governments and large business enterprises with a need for homeland security related services. We staff our projects in this area with former high-level local and regional public safety officers and focus on solutions tailored for local agencies and their personnel. Our services include the following:

        Emergency Preparedness Planning.    We design, develop, implement, review, and evaluate public and private agencies' emergency operations and hazard mitigation plans, including compliance and consistency with federal, state and local laws and policies. Plans are tailored to respond to terrorism, intentional acts of sabotage, and natural disasters. We also provide command and control and emergency response training for all types of unusual occurrences. We have developed emergency operations, hazard mitigation, continuity of operations and business continuity and recovery plans for municipal governments, special districts, school districts, and private-industry clients.

        Emergency Preparedness Training.    We design customized training courses for all aspects of disaster, unusual occurrence and emergency responses. In this regard, we have developed and own several training courses that meet or exceed the requirements for the federal National Incident Management System (NIMS) training. These courses assist clients in meeting their obligations to prepare their staff to utilize the NIMS. Our courses have been approved by California's Commission on Peace Officers Standards and Training, the California Emergency Management Agency, and the Federal National Integration Center, Training and Education Division, formerly the Department of Homeland Security's "Office of Grants and Training."

        Emergency Preparedness Exercises.    We conduct planning sessions and exercises, including those relating to weapons of mass destruction, large events, mass casualty transportation disasters, terrorism incident response, natural disaster response and recovery, and civil disorder events. We design these exercises for multi-agency involvement so they are fully compliant with the federal government's Homeland Security Exercise and Evaluation Program (HSEEP), the State Emergency Management System (SEMS) for California, and the National Response Framework. Exercises are designed to evaluate and test "first responders" and support personnel, as well as elected officials and agency management.

        Communications and Technology.    We provide homeland security, public safety, and emergency response capabilities for government and corporate clients that focus on integrating local resources and assets within federal, state, and local systems. Core competencies include requirements development, integration, life cycle analysis, system design, procurement and selection, deployment, interoperability, project management, quality management, assessments, conceptual and final design and gap analysis in the public safety radio land mobile communications and corporate market including broadband networks, commercial cellular test plans, data networks, microwave network planning and related engineering design.

        Water Security.    We offer National Incident Management System (NIMS) and Incident Command System (ICS) courses specific to water and wastewater agencies. Our instructors and course facilitators have significant experience in water and wastewater security, emergency preparedness, and business continuity. All courses are DHS-certified. Eligible agencies may use DHS-TSGP funds for this approved training.

        Representative Projects.    Examples of typical Homeland Security Services projects include:

  •
  Southern Planning Area Project (SPA).  We were awarded a third contract with GTSI, Inc. to provide public safety interoperable communications professional services to the 11 California counties that comprise the California Statewide Interoperability Executive Committee Southern Planning Area (SPA). The SPA is an area larger than the State of New York with a population of more than 22 million. As the technical lead on the project, we are providing strategic planning, exercise development, technical and operational assessment and administrative support services in the development of the SPA's region wide integration of public safety communications. Our communications professionals will support each of the 11 counties with the goal of unifying the communications systems and improving the SPA's interoperable communications through compliance with the California Statewide Communication Interoperability Plan and the National Emergency Communication Plan.

  •
  Continuity of Operations Plan (COOP) Program.  We were engaged in 2010 to establish a COOP program. The program was broken into four developmental phases to support 25 cities and 3 Police Departments in Orange County, California. Phase I includes the development of COOP plans for an estimated 280 city departments and overarching plans for each city. We provide COOP training for each city during Phase II. Tabletop or discussion-based exercises are designed, developed and delivered to each city during Phase III. Lessons learned during the first three phases are used to finalize the plans in Phase IV. We are currently implementing this program.

  •
  New York Mass Transit Authority Training Program (NY MTA).  We were contracted to develop and deliver advanced security and emergency response courses and workshops for NY MTA employees. The NY MTA is the largest public transportation provider in the western hemisphere, serving 14.4 million people. The program covers several MTA agencies and course development will include courses like Behavioral Recognition, Counter Terrorism, Evacuation, Emergency Command and Control, Critical Incident Management, Crisis Communications and Leadership. Course delivery is anticipated to include 36,000 MTA students.

Competitive Strengths

        We have a well-established track record of providing a wide range of privatized services to the public sector, and have recently begun providing increased services to private firms and utilities. We have developed the experience base, professional staff and support technology and software necessary to quickly and effectively respond to the needs of our clients. We believe we have developed a reputation within our industry as problem solvers across a broad range of client issues. Some of our competitive strengths include:

        Quality of service.    We pride ourselves on the quality of service that we provide to our clients. The work for which we compete is awarded primarily based on the company's qualifications, rather than the fees proposed. We believe that our service levels, experience and expertise satisfy even the most rigorous qualification standards. We have developed a strong reputation for quality, based upon our depth of experience, ability to attract quality professionals, customized technology and software that support our services, local knowledge and the expertise we possess across multiple disciplines. We believe we are well-positioned to serve public sector clients due to our knowledge of the unique reporting processes and operating procedures of public agencies, which differ substantially from the private sector. We believe our high quality of service is a significant reason we currently provide services to approximately 56% of the cities and over 60% of the counties in California.

        Broad range of services.    Our focus on customer service has led us to continually broaden the scope of the services we provide. At different stages in our history, as the needs of our public sector clients have evolved, we have developed service capabilities complementary to our core engineering business, including building and safety services, financial and economic services, planning services, geotechnical services, code enforcement services, disaster planning and homeland security services, and most recently, energy efficiency and sustainability. Further, because we recognize that local public sector projects and issues often cross departmental lines, we have developed the ability to deliver multiple services in a cohesive manner to better serve our client communities as a whole.

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

        Strong, long-term client relationships.    We have developed strong relationships with our public agency clients, some of whom we have worked with for over 29 years. The value of these long-term relationships is reflected in the recurring award of new projects, ongoing staffing assignments, and long-term projects that require high-level supervision. We also seek to maintain close personal relationships with public agency decision-makers to strengthen our relationships with them and the agencies with which they work. We frequently develop new client relationships as our public agency contacts are promoted or move to other agencies. Our strong culture of community involvement and leadership in key public agency organizations underscores our customer focus and helps us cultivate and expand our client base.

        Experienced, talented and motivated employees.    Our staff consists of seasoned professionals with a broad array of specialties, and a strong customer service orientation. Our corporate culture places a high priority on investing in our people, including providing opportunities for stock ownership to attract, motivate and retain top professionals. Our executive officers have an average of more than 34 years of experience in the engineering and consulting industry, and an average of 5 years with our company.

Clients

        Our clients primarily consist of public and governmental agencies including cities, counties, redevelopment agencies, water districts, school districts and universities, state agencies, federal agencies, a variety of other special districts and agencies, tribal governments and public utilities. We also provide services to private utilities and private industry. Our clients are often public agencies serving communities of 10,000 to 300,000 people, although we have begun providing increased services to public and private utilities with the growth of our energy efficiency segment. In fiscal 2011, we served over 750 distinct clients. For fiscal 2011, we had one client, the Consolidated Edison Company of New York, that accounted for 28% of our consolidated contract revenue. None of our other clients accounted for over 10% of our consolidated contract revenue. Our clients are primarily based in California and New York, as well as Arizona Florida, Texas, Washington and Washington, DC. In fiscal 2011, services provided to clients in California accounted for approximately 60% of our contract revenue and services provided to clients in New York accounted for approximately 35% of our contract revenue.

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

        We also receive monthly retainers from a limited number of our clients. The following table presents, for the periods indicated, the approximate percentage of our contract revenue subject to each type of pricing provision:

	Fiscal Year
	2011	2010
Time and materials	33%	44%
Unit based	52%	27%
Fixed price	14%	28%
Monthly retainer	1%	1%

Total	100%	100%

        The percentage of our contract revenue derived from fixed price contracts decreased to 14% in fiscal year 2011 from 28% in fiscal year 2010 primarily because Willdan Energy Solutions had time and materials and unit based provisions in a higher percentage of its new contracts than in previous years.

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

        Our contracts come up for renewal periodically and at the time of renewal may be subject to renegotiation, which could impact the profitability on that contract. In addition, during the term of a contract, public agencies may request additional or revised services which may impact the economics of the transaction. Most of our contracts permit our clients, with prior notice, to terminate the contracts at any time without cause. While we have a large volume of transactions and generally low customer concentration, the renewal, termination or modification of a contract may have a material adverse effect on our consolidated operations.

Competition

        The market for our services is highly fragmented. We often compete with many other firms ranging from small local firms to large national firms. Contract awards are based primarily on qualifications, relevant experience, staffing capabilities, geographic presence, stability and price.

        Doing business with governmental agencies is complex and requires the ability to comply with intricate regulations and satisfy periodic audits. We have been serving cities, counties, special districts and other public agencies for over 46 years. We believe that the ability to understand these requirements and to successfully conduct business with governmental entities and agencies is a barrier to entry for potential competitors.

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

        We believe that the primary competitors for our Engineering Services segment include Charles Abbott & Associates, Inc., Bureau Veritas, Harris & Associates, Psomas, RBF Consulting, Tetra Tech, Inc., Stantec, Inc., Michael Baker Corporation, TRC Companies, Inc., AECOM Technology Corporation, CH2M Hill and Jacobs Engineering Group, Inc. We believe the Energy Efficiency Services segment competes primarily with ICF International, Lime Energy, KEMA (a division of the DNV Group) and Nexant, Inc. Our chief competitors in our Public Finance Services segment include David Taussig & Associates, Harris & Associates and NBS Government Finance Group. We believe the Homeland Security Services segment competes primarily with EG&G (a division of URS Corporation) and SRA International, Inc.

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

Employees

        At December 30, 2011, we had approximately 412 full-time employees and 150 part-time employees. All Public Agency Resources' employees are classified as part-time. Our employees include, among others, licensed civil, traffic and structural engineers, land surveyors, certified building officials, licensed geotechnical engineers and engineering geologists, certified inspectors and plans examiners, licensed architects and landscape architects, certified planners, and information technology specialists. We believe that we attract and retain highly skilled personnel with significant industry experience and strong client relationships by offering them challenging assignments in a stable work environment. We believe that our employee relations are good. We currently have one field survey employee covered by a Master Labor Agreement between the International Union of Operating Engineers Local Union No. 12 and the Southern California Association of Civil Engineers and Land Surveyors, which expires in October 2013.

        The following table sets forth the number of our employees in each of our business segments and our holding company:

	As of Fiscal Year End
	2011	2010	2009
Engineering Services	292	286	278
Energy Efficiency Services	132	97	46
Public Finance Services	51	64	65
Homeland Security Services	19	29	20
Holding Company Employees (Willdan Group, Inc.)	68	64	57

Total	562	540	466

        At December 30, 2011, we contracted with approximately 185 former and current public safety officers to conduct homeland security services training courses. These instructors are classified as subconsultants and not employees.

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

        A further downturn in construction activity in our geographic service areas may affect demand for our services, which could have a material adverse effect on our results of operations and our financial condition. During fiscal year 2011, a portion of our contract revenue was generated by services rendered to public agencies in connection with private and public sector construction projects.

        Since 2008, general economic conditions declined due to a number of factors including slower economic activity, a lack of available credit, decreased consumer confidence and reduced corporate profits and capital spending, leading to a slowdown in construction, particularly residential housing construction, in the western United States. As a result of this slowdown, both our engineering services segment and public finance services segment suffered declines in revenue and operating margin compression and we made several reductions in workforce and facility leases. Economic conditions began to improve in fiscal 2010 and throughout fiscal 2011. While we began to increase our workforce again, the recovery has been slow with regard to our traditional engineering and public finance services segments. If the economy declines again, we will need to evaluate whether reductions in headcount and facilities in geographic areas that are underperforming are again needed.

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

        Adverse economic and other conditions affecting the local and regional economies of California may reduce the demand for our services, which could have a material adverse effect on our business, financial condition and results of operations. During fiscal year 2011, approximately 60% of our contract revenue was derived from services rendered to public agencies, utilities, and private industry in California. From 1991 to 1996, California experienced an economic downturn that had a negative impact on the construction and development sectors. This economic downturn caused us to experience cash flow difficulties and substantial operating losses. California experienced another economic downturn in fiscal 2009, which negatively impacted our revenue and profitability and continues to negatively impact revenues in our Engineering Services and Public Finance Services segments. Any future downturns could have similar significant adverse impacts on our results of operations.

We may not be able to obtain capital when desired on favorable terms, if at all, or without dilution to our stockholders, which may impact our ability to execute on our current or future business strategies.

        We anticipate that our current cash, cash equivalents, cash provided by operating activities and funds available through our revolving credit facility will be sufficient to meet our current and anticipated needs for general corporate purposes during the next 12 months. It is possible, however, that we may not generate sufficient cash flow from operations or otherwise have the capital resources to meet our future capital needs. For example, at the end of our third and fourth fiscal quarters in 2008, we did not meet certain financial covenants under our previous revolving credit facility with Wells Fargo Bank, National Association ("Wells Fargo"). As a result of these covenant violations, Wells Fargo was no longer obligated to extend funds to us under the revolving credit agreement. Wells Fargo waived these breaches and eliminated or modified certain financial covenants in the credit agreement in exchange for a reduction in the commitment from $10 million to $5 million, increased pricing and additional collateral being provided. As of December 30, 2011, we had $0.3 million in outstanding borrowings under this facility. We have since refinanced that facility with a new credit facility with Wells Fargo that matures on April 1, 2013 and contains certain financial covenants described under "Management's Discussion and Analysis of Financial Condition and Results of Operation—Outstanding Indebtedness." If we fail to comply with any covenant, including the financial covenants, in the credit agreement, any loans outstanding at that time could be accelerated by Wells Fargo and Wells Fargo would not be obligated to make any new loans under the new revolving credit facility. We cannot provide any assurance that Wells Fargo will continue to make loans under the facility if we violate a covenant in the future or that Wells Fargo will renew the facility when it expires. If this occurs and we do not generate sufficient cash flow from operations or otherwise, we may need additional financing to execute on our current or future business strategies, which include the following:

  •
  Hire additional personnel;

  •
  Develop new or enhance existing service lines;

  •
  Expand our business geographically;

  •
  Enhance our operating infrastructure;

  •
  Acquire complementary businesses; or

  •
  Otherwise respond to competitive pressures.

        The financial covenants in our revolving credit agreement also restrict our ability to incur additional indebtedness, which may impair our ability to pursue acquisitions or otherwise execute on our business strategies. If we raise additional funds through the issuance of convertible debt or equity securities, the percentage ownership of our stockholders could be significantly diluted, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. We cannot assure you that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, if and when needed, our ability to fund our operations, take advantage of strategic opportunities, or otherwise respond to competitive pressures would be significantly limited.

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

We depend on a limited number of clients for a significant portion of our business.

        Our largest client, Consolidated Edison Company of New York, accounted for approximately 28% of our consolidated contract revenue in fiscal 2011 and 21% in fiscal 2010. This revenue primarily relates to the contract we entered into in fiscal 2009 with Consolidated Edison, which is subject to renewal this year. Our top five customers collectively accounted for approximately 48% of our revenue in fiscal 2011. The loss of, or reduction in orders from, these clients could have a material adverse effect on our business, financial condition and results of operations.

Legislation may be enacted that limits the ability of state, regional or local agencies to contract for our privatized services. Such legislation would affect our ability to obtain new contracts and may decrease the demand for our services.

        Legislation is proposed periodically, particularly in the state of California, that attempts to limit the ability of governmental agencies to contract with private consultants to provide services. Should such legislation pass and be upheld, demand for our services may be materially adversely affected. During fiscal year 2011, approximately 44% of our contract revenue was derived from services rendered to public agencies, including public utilities, in California. While attempts at such legislation have failed in the past, such measures could be adopted in the future.

State and other public employee unions may bring litigation that seeks to limit the ability of public agencies to contract with private firms to perform government employee functions in the area of public improvements. Judicial determinations in favor of these unions could affect our ability to compete for contracts and may have an adverse effect on our revenue and profitability.

        For more than 20 years, state and other public employee unions have challenged the validity of propositions, legislation, charters and other government regulations that allow public agencies to contract with private firms to provide services in the fields of engineering, design and construction of public improvements that might otherwise be provided by public employees. These challenges could have the affect of eliminating, or severely restricting, the ability of municipalities to hire private firms for the purpose of designing and constructing public improvements, and otherwise require them to use union employees to perform the services.

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

        In fiscal year 2011, approximately 14% of our contract revenue was derived from fixed price contracts. Under fixed price contracts, we perform services under a contract at a stipulated price which protects clients but exposes us to a greater number of risks than time-and-materials and unit-based contracts. These risks include:

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

Because we primarily provide services to municipalities, public utilities and other public agencies, we are more susceptible to the unique risks associated with government contracts.

        We primarily work for municipalities, public utilities and other public agencies. Consequently, we are exposed to certain risks associated with government contracting, any one of which can have a material adverse effect on our business, financial condition or results of operations. These risks include:

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

Changes in the perceived risk of acts of terrorism or natural disasters could have a material adverse effect on our ability to grow our Homeland Security Services business.

        If there is a significant decrease in the perceived risk of the likelihood that one or more acts of terrorism will be conducted in the United States, or a significant decrease in the perceived risk of the occurrence of natural disasters, our ability to grow and generate revenue through our Homeland Security Services segment, could be negatively affected. Our Homeland Security Services segment provides training and consulting services to local and regional agencies related to preparing for and responding to incidents of terrorism and natural disaster. Should the perceived risk of such incidence decline, federal and state funding for homeland security and emergency preparedness could be reduced, which might decrease demand for our services and have a material adverse affect on our business, financial condition and results of operations.

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

Our ability to grow and compete in our industry will be hampered if we are unable to retain the continued service of our key employees or to identify, hire and retain additional qualified employees.

        A critical factor to our business is our ability to attract and retain qualified employees. We are continually at risk of losing current employees or being unable to hire additional employees as needed. If we are unable to attract new qualified employees, our ability to grow will be adversely affected. If we are unable to retain current employees, our financial condition and results of operations may be adversely affected, including as a result of our former employees competing against us for contracts.

We operate in a highly fragmented industry, and we may not be able to compete effectively with our larger competitors.

        The market for engineering and planning, energy efficiency, economic and financial consulting and national preparedness and interoperability services is competitive and highly fragmented. Contract awards are based primarily on quality of service, relevant experience, staffing capabilities, reputation, geographic presence, stability and price. Some of our competitors in certain service areas have more personnel and greater financial, technical and marketing resources than us. In particular, our competitors for engineering related services, which represented approximately 32% and 42% of our contract revenue for fiscal years 2011 and 2010, respectively, include many larger consulting firms such as AECOM Technology Corporation, CH2M Hill, Jacobs Engineering Group Inc. and Tetra Tech, Inc. Our energy efficiency and sustainability consulting services, which represented approximately 54% and 38% of our contract revenue for fiscal years 2011 and 2010, respectively, competes with larger energy efficiency consulting firms such as ICF International, KEMA (A Division of the DNV Group), and Nexant, Inc. In certain public finance consulting services, we may compete with large accounting firms. We can offer no assurance that we will be able to compete successfully in the future with these or other competitors.

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

We have increasingly relied on subconsultants. The quality of our service and our ability to perform under some of our contracts would be adversely affected if qualified subconsultants are unavailable for us to engage.

        Under some of our contracts, we rely on the efforts and skills of subconsultants for the performance of some of the tasks. Subconsultant costs comprised approximately 32% of our contract revenue in fiscal 2011, an increase from 21% in fiscal 2010. The use of subconsultants increased in fiscal 2011 because of increased demand for the energy efficiency, sustainability and renewable energy services of our subsidiary Willdan Energy Solutions, which generally utilizes a higher percentage of subconsultants than our other subsidiaries. The absence of qualified subconsultants with whom we have a satisfactory relationship could adversely affect the quality of our service offerings and therefore our financial results. Additionally, we may have disputes with our subconsultants arising from, among other things, the quality and timeliness of work performed by the subconsultant or client concerns about the subconsultant.

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

        As a public company, we incur significant legal, accounting and other expenses that we would not incur as a private company such as more costly director and officer liability insurance and legal and financial compliance costs. If new rules and regulations for public companies are put in place, they may further increase our compliance costs and make some activities more time-consuming and costly.

The concentration of ownership of our stock may delay or prevent a change of control of our company or changes in our management, and as a result may hinder the ability of our stockholders to take advantage of a premium offer.

        The concentration of ownership of our stock may have the effect of delaying or preventing a change in control of the company or a change in our management and may adversely affect the voting or other rights of other holders of our common stock. As of March 23, 2012 our directors and executive officers beneficially own 1,527,191 shares of common stock, or approximately 19.8% of our outstanding common stock. Of these shares, 722,156 shares, or approximately 9.9% of our outstanding common stock, are beneficially owned by Linda L. Heil, a member of our board of directors. Wedbush, Inc. beneficially owns 829,378 shares, or approximately 11.4% of our outstanding common stock.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our corporate headquarters are located in approximately 38,000 square feet of office space that we lease at 2401 East Katella Avenue, Anaheim, California. In addition, we lease office space in 26 other locations principally in California, New York and Arizona. In total, our facilities contain approximately 147,000 square feet of office space and are subject to leases that expire through fiscal year 2015. A small portion of this includes office space that we rent on a month-to-month basis. We believe that our existing facilities are adequate to meet current requirements and that suitable additional or substitute space will be available as needed to accommodate any expansion of operations and for additional offices.

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

        French v. Willdan Engineering, Superior Court of California, Riverside County

        In January 1991, we were originally retained by the City of Calimesa, California to review and process development plans. We have provided plan review continuously since that date under various contracts with the city. As the city receives applications from developers for project approvals, the city forwards the project plans to us for processing. We process the plans and the city pays us for our services. In August 2008, a suit was filed by a city employee alleging that the city processed development applications without first collecting fees from developers to cover the costs of processing. The suit further alleges that even though we performed the work requested by the city, the city should not have paid us for our work in advance of collecting the developers' fees. The complaint was amended by the plaintiff in May 2010 to provide additional details and we filed an answer to the complaint. The plaintiff seeks to recover for the city amounts paid to us for processing project plans for which the developer fees have not been paid. The City of Calimesa has not requested any refunds from us or joined in the litigation, and the city continues to retain our services. On January 11, 2012, this suit proceeded to trial where we prevailed.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

  Market Information for Common Stock

        Since November 21, 2006, the common stock of Willdan Group, Inc. has been listed and traded on the Nasdaq Global Market under the symbol "WLDN". The following table sets out the high and low daily closing sale prices as reported on the NASDAQ Global Market for fiscal years 2011 and 2010. These reported prices reflect inter-dealer prices without adjustments for retail markups, markdowns, or commissions.

	2011		2010
	High	Low	High	Low
1st Quarter	$4.89	$3.86	$2.52	$2.11
2nd Quarter	$4.40	$3.83	$2.98	$2.18
3rd Quarter	$4.10	$3.72	$3.40	$2.54
4th Quarter	$4.13	$3.76	$4.06	$3.28

        On March 23, 2012, the closing sales price per share of our common stock, as reported on the Nasdaq Global Market, was $3.80.

  Stockholders

        As of March 23, 2012, there were 126 stockholders of record of our common stock.

  Dividends

        We did not declare or pay cash dividends on our common stock in fiscal years 2011 and 2010. Our revolving credit agreement prohibits the payment of any dividend or distribution on our common stock either in cash, stock or any other property without the lender's consent.

  Recent Sales of Unregistered Securities

        In the three years preceding the filing of this report, we have not issued any securities in transactions that were not registered under the Securities Act.

  Issuer Purchases of Equity Securities

        None.

ITEM 6.    SELECTED FINANCIAL DATA

        The financial data set forth below should be read in conjunction with our corresponding consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this annual report.

	Fiscal Year
	2011	2010	2009	2008	2007
	(in thousands except per share amounts)
Consolidated Statement of Operations Data:
Contract revenue	$107,165	$77,896	$61,605	73,190	$78,798

Direct costs of contract revenue (exclusive of depreciation and amortization shown separately below):
Salaries and wages	25,714	21,607	18,130	21,991	25,769
Subconsultant services	34,195	16,523	7,997	7,750	4,600
Other direct costs	4,818	3,892	2,715	2,973	1,568

Total direct costs of contract revenue	64,727	42,022	28,842	32,714	31,937

General and administrative expenses:
Salaries and wages, payroll taxes, employee benefits	22,594	17,582	20,325	24,439	25,061
Facilities and facility related	4,875	4,290	4,430	4,803	4,546
Stock-based compensation	201	235	272	214	209
Depreciation and amortization	877	1,042	1,814	1,978	1,747
Lease abandonment (recovery), net	2	(68)	707	742	—
Impairment of goodwill	—	—	2,763	148	—
Litigation accrual (reversal)	—	—	(1,125)	—	1,049
Other	10,488	9,719	11,070	10,952	11,727

Total general and administrative expenses	39,037	32,800	40,256	43,276	44,339

Income (loss) from operations	3,401	3,074	(7,493)	(2,800)	2,522

Other (expense) income:
Interest income	5	12	30	313	693
Interest expense	(77)	(54)	(38)	(33)	499
Other, net	1	32	(5)	(15)	(27)

Total other (expense) income, net	(71)	(10)	(13)	265	1,165

Income (loss) before income tax expense	3,330	3,064	(7,506)	(2,535)	3,687
Income tax expense (benefit)	1,500	344	(1,931)	(930)	1,543

Net income (loss)	$1,830	$2,720	$(5,575)	$(1,605)	$2,144

Earnings (loss) per common share:
Basic	$0.25	$0.38	$(0.78)	$(0.22)	$0.30

Diluted	$0.24	$0.37	$(0.78)	$(0.22)	$0.30

Weighted average common shares outstanding: Basic	7,262	7,233	7,192	7,159	7,149
Diluted	7,485	7,311	7,192	7,159	7,150
Other Operating Data (unaudited):
Adjusted EBITDA(1)	$4,350	$4,074	$(3,333)	$68	$5,326
Employee headcount at period end(2)	562	540	466	550	628

	Fiscal Year Ended
	December 30, 2011	December 31, 2010	January 1, 2010	January 2, 2009	December 28, 2007
Consolidated Balance Sheet Data:
Cash and cash equivalents	$3,001	$6,642	$8,445	$8,144	$15,511
Working capital	13,083	18,060	16,704	19,820	30,171
Total assets	64,311	49,454	40,332	47,570	48,226
Total indebtedness	1,232	1,490	1,230	394	1,547
Total stockholders' equity	34,293	32,162	29,117	34,336	35,652

(1)
Adjusted EBITDA is a supplemental measure used by our management to measure our operating performance. We define Adjusted EBITDA as net income (loss) plus net interest expense, income tax expense (benefit), depreciation and amortization, goodwill impairment expense, lease abandonment expense (recovery), loss (gains) on sales of assets and accrued expenses related to a litigation matter. Our definition of Adjusted EBITDA may differ from those of many companies reporting similarly named measures. This measure should be considered in addition to, and not as a substitute for or superior to, other measures of financial performance prepared in accordance with U.S. generally accepted accounting principles, or GAAP, such as operating income and net income. We believe Adjusted EBITDA enables management to separate non-recurring income and expense items from our results of operations to provide a more normalized and consistent view of operating performance on a period-to-period basis. We use Adjusted EBITDA to evaluate our performance for, among other things, budgeting, forecasting and incentive compensation purposes. We also believe Adjusted EBITDA is useful to investors, research analysts, investment bankers and lenders because it removes from our operational results the impact of certain non-recurring income and expense items, which may facilitate comparison of our results from period to period.

Adjusted EBITDA is not a recognized term under GAAP and does not purport to be an alternative to operating income or net income as an indicator of operating performance or any other GAAP measure

The following is a reconciliation of net income (loss) to Adjusted EBITDA (in thousands):

	Fiscal Year
	2011	2010	2009	2008	2007
Net income (loss)	$1,830	$2,720	$(5,575)	$(1,605)	$2,144
Interest income	(5)	(12)	(30)	(313)	(693)
Interest expense (reversal)	77	54	38	33	(499)
Income tax expense (benefit)	1,500	344	(1,931)	(930)	1,543
Lease abandonment expense (recovery)	2	(68)	707	742	—
Impairment of goodwill	—	—	2,763	148	—
Depreciation and amortization	944	1,053	1,814	1,978	1,755
Loss (gain) on sale of assets	2	(17)	6	15	27
Litigation (reversal) accrual	—	—	(1,125)	—	1,049

Adjusted EBITDA	$4,350	$4,074	$(3,333)	$68	$5,326

(2)
Includes full-time and part-time employees.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        We are a provider of professional technical and consulting services to public agencies at all levels of government, public and private utilities, and commercial and industrial firms. We enable these entities to provide a wide range of specialized services without having to incur and maintain the overhead necessary to develop staffing in-house. We assist our clients with a broad range of complementary services relating to:

  •
  Engineering and Planning;

  •
  Energy Efficiency and Sustainability;

  •
  Economic and Financial Consulting; and

  •
  National Preparedness and Interoperability.

        We operate our business through a network of offices located primarily in California and New York. We also have operations in Arizona, Florida, Texas, Washington and Washington, DC. As of December 30, 2011, we had a staff of 562 which includes licensed engineers and other professionals. Historically, our clients have primarily been public agencies in communities with populations ranging from 10,000 to 300,000 people. We believe communities of this size are underserved by large outsourcing companies that tend to focus on securing large federal and state projects, as well as projects for the private sector. Recently, we have begun to provide increased services to public and private utilities that service major metropolitan communities and commercial and industrial firms, particularly in connection with the growth of our energy efficiency and sustainability services. We seek to establish close working relationships with our clients and expand the breadth and depth of the services we provide to them over time.

        While we currently serve communities throughout the country, our business with public agencies is concentrated in California and neighboring states. We provide services to approximately 56% of the 482 cities and over 60% of the 58 counties in California. We also serve special districts, school districts, a range of public agencies and private industry. Our business with public and private utilities is concentrated in California and New York.

        We were founded in 1964 and Willdan Group, Inc., a Delaware corporation, was formed in 2006 to serve as our holding company. We consist of a family of wholly owned companies that operate within the following segments for financial reporting purposes:

  •
  Engineering Services.  Our Engineering Services segment includes the operations of our subsidiaries, Willdan Engineering and Public Agency Resources ("PARs"). Willdan Engineering provides civil engineering-related and city planning services to our clients. PARs primarily provides staffing to Willdan Engineering. For fiscal years 2011 and 2010, contract revenue for the Engineering Services segment represented approximately 32% and 42%, respectively, of our consolidated contract revenue.

  •
  Energy Efficiency Services.  Our Energy Efficiency Services segment consists of the business of our subsidiary, Willdan Energy Solutions, which offers energy efficiency and sustainability consulting services to utilities, public agencies and private industry. For fiscal years 2011 and 2010, contract revenue for the Energy Efficiency Services segment represented approximately 54% and 38%, respectively, of our consolidated contract revenue, and this segment is currently our largest segment based on contract revenue.

  •
  Public Finance Services.  Our Public Finance Services segment consists of the business of our subsidiary, Willdan Financial Services, which offers economic and financial consulting services to public agencies. For fiscal years 2011 and 2010, contract revenue for the Public Finance Services segment represented approximately 9% and 13%, respectively, of our consolidated contract revenue.

  •
  Homeland Security Services.  Our Homeland Security Services segment consists of the business of our subsidiary, Willdan Homeland Solutions, which offers national preparedness and interoperability services and communications and technology solutions. For fiscal years 2011 and 2010, contract revenue for our Homeland Security Services segment represented approximately 5% and 7%, respectively, of our consolidated contract revenue.

        In fiscal 2008 and 2009, general economic conditions declined due to a number of factors including slower economic activity, a lack of available credit, decreased consumer confidence and reduced corporate profits and capital spending, leading to a slowdown in construction, particularly residential housing construction, in the western United States. As a result of this slowdown, both our Engineering Services segment and Public Finance Services segment suffered declines in revenue and operating margin compression. While economic conditions began to improve in fiscal 2010 and 2011, the recovery has been slow, particularly with regard to our traditional engineering services and public finance services. However, our profitability has increased in fiscal 2010 and 2011 as a result of increased revenues from our Energy Efficiency Services segment.

Components of Income and Expense

Contract Revenue

        We provide our services under contracts, purchase orders or retainer letters. The contracts we enter into with our clients contain three principal types of pricing provisions: time and materials, unit based, and fixed price. Revenue on our time and materials and unit based contracts are recognized as the work is performed in accordance with specific terms of the contract. Approximately 33% of our contracts are based on contractual rates per hour plus costs incurred. Some of these contracts include maximum contract prices, but the majority of these contracts are not expected to exceed the maximum. Contract revenue on our fixed price contracts is determined on the percentage of completion method based generally on the ratio of direct costs incurred to date to estimated total direct costs at completion. Many of our fixed price contracts are relatively short in duration, thereby lowering the risks of not properly estimating the percent complete.

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

        Our contracts come up for renewal periodically and at the time of renewal may be subject to renegotiation, which could impact the profitability on that contract. In addition, during the term of a contract, public agencies may request additional or revised services which may impact the economics of the transaction. Most of our contracts permit our clients, with prior notice, to terminate the contracts at any time without cause. While we have a large volume of transactions, the renewal, termination or modification of a contract, in particular our contract with Consolidated Edison of New York, may have a material adverse effect on our consolidated operations

Direct Costs of Contract Revenue

        Direct costs of contract revenue consist primarily of subconsultant services and that portion of technical and nontechnical salaries and wages that have been incurred in connection with revenue producing projects. Direct costs of contract revenue also include production expenses and other expenses that are incurred in connection with revenue producing projects. Direct costs of contract revenue generally exclude depreciation and amortization, that portion of technical and nontechnical salaries and wages related to marketing efforts, vacations, holidays and other time not spent directly generating revenue under existing contracts. Such costs are included in general and administrative expenses. Additionally, payroll taxes, bonuses and employee benefit costs for all of our personnel are included in general and administrative expenses since no allocation of these costs is made to direct costs of contract revenue. No allocation of facilities costs is made to direct costs of contract revenue nor is depreciation and amortization allocated to direct costs. We expense direct costs of contract revenue when incurred.

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

        Accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts based upon our review of all outstanding amounts on a monthly basis. We determine the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts. Our credit risk is minimal with governmental entities. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received. For further information on the types of contracts under which we perform our services, see "Business—Contract Structure" elsewhere in this report.

Goodwill

        We test goodwill, at least annually, for possible impairment. Accordingly, we complete our annual testing of goodwill as of the last day of the first month of our fourth fiscal quarter each year to determine whether there is impairment. In addition to our annual test, we regularly evaluate whether events and circumstances have occurred that may indicate a potential impairment of goodwill. We recognized impairment charges for fiscal year 2009 related to our Public Finance Services reporting unit. We did not recognize any goodwill impairment charges in fiscal years 2010 or 2011.

        We test our goodwill for impairment at the level of our reporting units, which are components of our operating segments. The only reporting unit that currently has a material amount of goodwill is Energy Solutions, which comprises our Energy Efficiency Services segment. The process of testing goodwill for impairment, pursuant to ASU 2011-08, now involves an optional qualitative assessment on goodwill impairment of our reporting units to determine whether a quantitative assessment is necessary. If a quantitative assessment is warranted, we then determine the fair value of the applicable reporting units. To estimate the fair value of our reporting units, we use both an income approach based on management's estimates of future cash flows and other market data and a market approach based upon multiples of EBITDA earned by similar public companies. For our annual impairment testing in fiscal years 2011, 2010 and 2009, we weighted the income approach and the market approach at 80% and 20%, respectively. The income approach was given a higher weight because it has a more direct correlation to the specific economics of the reporting units than the market approach, which is based on multiples of public companies that, although comparable, may not provide the same mix of services as our reporting units.

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

	Fiscal Year
	2011	2010	2009
Statement of Operations Data:
Contract revenue	100.0%	100.0%	100.0%

Direct costs of contract revenue (exclusive of depreciation and amortization shown separately below)
Salaries and wages	24.0	27.7	29.4
Subconsultant services	31.9	21.2	13.0
Other direct costs	4.5	5.0	4.4

Total direct costs of contract revenue	60.4	53.9	46.8

General and administrative expenses:
Salaries and wages, payroll taxes, employee benefits	21.1	22.6	33.0
Facilities and facility related	4.5	5.5	7.2
Stock-based compensation	0.2	0.3	0.4
Depreciation and amortization	0.8	1.3	2.9
Lease (recovery) abandonment, net	—	(0.1)	1.1
Impairment of goodwill	—	—	4.5
Litigation reversal	—	—	(1.8)
Other	9.8	12.5	18.0

Total general and administrative expenses	36.4	42.1	65.3

Income (loss) from operations	3.2	3.9	(12.2)

Other income (expense):
Interest income	—	—	—
Interest expense	(0.1)	(0.1)	(0.1)
Other, net	—	—	—

Total other income (expense), net	(0.1)	—	—

Income (loss) before income taxes	3.1	3.9	(12.2)
Income tax expense (benefit)	1.4	0.4	(3.1)

Net income (loss)	1.7%	3.5%	(9.0)%

Fiscal Year 2011 Compared to Fiscal Year 2010

        Contract revenue.    Our contract revenue was $107.2 million for the fiscal year ended December 30, 2011, with $33.9 million attributable to the Engineering Services segment, $57.7 million attributable to the Energy Efficiency Services segment, $9.7 million attributable to the Public Finance Services segment, and $5.9 million attributable to the Homeland Security Services segment. Consolidated contract revenue increased $29.3 million, or 37.6%, to $107.2 million for the fiscal year ended December 30, 2011 from $77.9 million in the fiscal year ended December 31, 2010. This increase was due primarily to an increase of $28.6 million, or 97.6%, in contract revenue of the Energy Efficiency Services segment as a result of the increase in demand for the energy efficiency, sustainability and renewable energy services of our subsidiary, Willdan Energy Solutions. Contract revenue for the Engineering Services segment increased $0.8 million, or 2.5%, to $33.9 million for the fiscal year ended

December 30, 2011 from $33.0 million for the fiscal year ended December 31, 2010. Contract revenue in the Homeland Security Services segment increased $0.6 million, or 11.1%, to $5.9 million for the fiscal year ended December 30, 2011 from $5.3 million for the fiscal year ended December 31, 2010. Contract revenue for our Public Finance Services segment decreased $0.7 million, or 6.5%, to $9.7 million for the fiscal year ended December 30, 2011 from $10.4 million for the fiscal year ended December 31, 2010.

        Contract revenue for the Energy Efficiency Services segment increased primarily because of increased demand for energy efficiency services in the states of California and New York. The increase in contract revenue for Willdan Energy Solutions includes a settlement of $0.9 million from a subcontractor. Contract revenue for the Engineering Services segment continues to be impacted by the decline in the California residential housing market and state and local government budget cuts. A source of revenue in our Engineering Services segment is fees assessed for building permits. Since the second half of fiscal 2007, we have experienced reductions in revenue from these fees because of the slowdown in residential construction in the western United States, and a decline in our other building and safety projects which is both directly and indirectly affected by the housing market. Revenue in the Homeland Security Services segment increased due to an increase in demand for our traditional and expanded homeland security, management consulting and public safety consulting services. Our Homeland Security Services segment has expanded its service offerings beyond its traditional planning, training and exercise services to include public safety and interoperability communications and management consulting. Revenue in the Public Finance Services segment decreased primarily due to lower levels of activity in the financial consulting business as a result of the general downturn in macro-economic conditions.

        Direct costs of contract revenue.    Direct costs of contract revenue was $64.7 million for the fiscal year ended December 30, 2011, with $17.7 million attributable to the Engineering Services segment, $41.0 million attributable to the Energy Efficiency Services segment, $3.0 million attributable to the Public Finance Services segment, and $3.0 million attributable to the Homeland Security Services segment. Overall, direct costs of contract revenue increased by $22.7 million, or 54.0%, to $64.7 million for the fiscal year ended December 30, 2011 from $42.0 million for the fiscal year ended December 31, 2010. This increase is primarily attributable to increases in direct costs within our Energy Efficiency Services segment of $21.4 million, or 108.9%, as a result of increased demand for these services. Direct costs of contract revenue increased by $0.5 million, or 2.9%, $0.6 million, or 24.4%, and $0.2 million, or 8.9%, respectively, in our Engineering Services, Homeland Security Services, and Public Finance Services segments. Direct costs of contract revenue as a percentage of contract revenue for the fiscal year ended December 30, 2011 increased to 60.4% from 53.9% for the fiscal year ended December 31, 2010.

        Direct costs increased as a result of increases in salaries and wages, sub-consultant services and other direct costs of $4.1 million, $17.1 million and $1.5 million, respectively. Within direct costs of contract revenue, salaries and wages decreased to 24.0% of contract revenue for the fiscal year ended December 30, 2011 from 27.7% for the fiscal year ended December 31, 2010 and sub-consultant services increased to 31.9% of contract revenue for the fiscal year ended December 30, 2011 from 21.2% of contract revenue for the fiscal year ended December 31, 2010. Subconsultant services increased primarily because of increased demand for the energy efficiency, sustainability and renewable energy services of our subsidiary Willdan Energy Solutions, which generally utilizes a higher percentage of subconsultants than our other subsidiaries. Increased chargeability of labor also shifted more employee related costs to direct costs of contract revenue because we only allocate the portion of salaries and wages related to time spent directly generating revenues to direct costs of contract revenue.

        General and administrative expenses.    General and administrative expenses increased by $6.3 million, or 19.0%, to $39.0 million for the fiscal year ended December 30, 2011 from $32.8 million for the fiscal year ended December 31, 2010. This was due primarily to increases of $0.4 million,

$6.2 million and $0.6 million, in the General and administrative expenses of the Engineering Services, Energy Efficiency Services and Homeland Security Services segments, respectively, partially offset by a decrease in General and administrative expenses for the Public Finance Services segment of $1.3 million. Unallocated corporate expenses increased by $0.4 million. General and administrative expenses as a percentage of contract revenue decreased to 36.4% for the fiscal year ended December 30, 2011 from 42.1% for the fiscal year ended December 31, 2010.

        Of the $6.3 million increase in general and administrative expenses, approximately $5.0 million relates to increases in salaries and wages, payroll taxes and employee benefits. The increase in employee related costs primarily resulted from increased headcount due to the growth of our Energy Efficiency Services segment. As discussed above under "—Components of Income and Expense-Direct Costs of Contract Revenue," we do not allocate that portion of salaries and wages not related to time spent directly generating revenue to direct costs of contract revenue. General and administrative expenses for the fiscal year ended December 30, 2011 also included a decrease of $0.2 million as a result of a decrease in depreciation and amortization charges. Depreciation and amortization expense decreased primarily as a result of the decrease in the amortization of acquired intangible assets. The increase in facilities and facilities related expenses of $0.6 million primarily resulted from expanded facilities in Washington, D.C. and other areas. Other general and administrative expenses increased by $0.8 million, primarily as a result of increases in professional services, marketing and other expenses.

        Income from operations.    As a result of the above factors, our operating income was $3.4 million for the fiscal year ended December 30, 2011 as compared to operating income of $3.1 million for the fiscal year ended December 31, 2010. Income from operations, as a percentage of contract revenue, decreased to 3.2% for the fiscal year ended December 30, 2011, from 3.9% for the fiscal year ended December 31, 2010.

        Other (expense) income.    Other (expense) income, net, was $71,000 for the fiscal year ended December 30, 2011 as compared to other (expense) income of $10,000 the fiscal year ended December 31, 2010.

        Income tax expense (benefit).    We recorded an income tax expense of $1.5 million for the fiscal year ended December 30, 2011, as compared to an income tax expense of $0.3 million for the fiscal year ended December 31, 2010 due to a change in the income tax provision. For further discussion of our income tax provision, see Note 12 "—Income Taxes."

        Net income (loss).    As a result of the above factors, our net income was $1.8 million for the fiscal year ended December 30, 2011, compared to net income of $2.7 million for the fiscal year ended December 31, 2010.

Fiscal Year 2010 Compared to Fiscal Year 2009

        Contract revenue.    Our contract revenue was $77.9 million for the fiscal year ended December 31, 2010, with $33.0 million attributable to the Engineering Services segment, $29.2 million attributable to the Energy Efficiency Services segment and $10.4 million attributable to the Public Finance Services segment. Our Homeland Security Services segment generated $5.3 million during this period. Consolidated contract revenue increased $16.3 million, or 26.5%, to $77.9 million for the fiscal year ended December 31, 2010 from $61.6 million in the fiscal year ended January 1, 2010. This increase was due primarily to an increase of $16.7 million, or 133.6%, in contract revenue of the Energy Efficiency Services segment as a result of the increase in demand for the energy efficiency, sustainability and renewable energy services of our subsidiary, Willdan Energy Solutions. Contract revenue in the Engineering Services segment decreased $0.8 million, or 2.4%, to $33.0 million for the fiscal year ended December 31, 2010 from $33.8 million in the fiscal year ended January 1, 2010. Contract revenue in the Homeland Security Services segment increased $1.8 million, or 51.4%, to

$5.3 million for the fiscal year ended December 31, 2010 from $3.5 million in the fiscal year ended January 1, 2010. Contract revenue for our Public Finance Services segment decreased $1.4 million, or 11.9%, to $10.4 million in the fiscal year ended December 31, 2010 from $11.8 million in the fiscal year ended January 1, 2010.

        The $16.3 million increase in consolidated contract revenue resulted primarily from an increase of $16.7 million of revenue recognized by our Energy Efficiency Services segment in fiscal 2010, partially offset by decreases in our Engineering Services and Public Finance Services segments. Contract revenue in the Energy Efficiency Service segment increased primarily because of increased demand for energy efficiency services in the state of New York. Contract revenue for the Engineering Services segment continues to be impacted by the decline in the California residential housing market and state and local government budget cuts. A source of revenue in our Engineering Services segment is fees assessed for building permits. Since the second half of fiscal 2007, we have experienced reductions in revenue from these fees because of the slowdown in residential construction in the western United States. We have also experienced a decline in our other building and safety projects which is both directly and indirectly affected by the housing market. Revenue in the Public Finance Services segment decreased primarily due to lower levels of activity in the financial consulting business as a result of the general downturn in macro-economic conditions. Revenue in the Homeland Security Services segment has increased due to an increase in demand for our traditional and expanded homeland security, management consulting and public safety consulting services. Our Homeland Security Services segment also expanded its service offerings beyond its traditional planning, training and exercise services to include public safety and interoperability communications and management consulting.

        Direct costs of contract revenue.    Direct costs of contract revenue was $42.0 million for the fiscal year ended December 31, 2010, with $17.2 million attributable to the Engineering Services segment, $19.6 million attributable to the Energy Efficiency Services segment and $2.8 million attributable to the Public Finance Services segment, respectively. The additional $2.4 million is attributable to direct costs of contract revenue for our Homeland Security Services segment. Overall, direct costs of contract revenue increased by $13.2 million, or 45.8%, to $42.0 million for the fiscal year ended December 31, 2010 from $28.8 million for the fiscal year ended January 1, 2010. This increase is primarily attributable to increases in direct costs within our Energy Efficiency Services segment, our Engineering Services segment and our Homeland Security Services segment of $11.9 million, or 154.5%, $1.1 million, or 6.8%, and $0.7 million, or 41.2%, respectively. Direct costs of contract revenue decreased by $0.5 million, or 15.2%, in our Public Finance Services segment due to decreased levels of activity in the Public Finances Services segment. Direct costs of contract revenue as a percentage of contract revenue for the fiscal year ended December 31, 2010 increased to 53.9% from 46.8% for the fiscal year ended January 1, 2010.

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

        General and administrative expenses.    General and administrative expenses decreased by $7.5 million, or 18.6%, to $32.8 million for the fiscal year ended December 31, 2010 from $40.3 million for the fiscal year ended January 1, 2010. This was due primarily to decreases of $8.1 million and

$3.4 million, in the General and administrative expenses of the Engineering Services and Public Finance Services segments, respectively. General and administrative expenses for the Energy Efficiency Services segment, Homeland Security Services segment and unallocated corporate expenses increased by $3.1 million, $0.7 million and $0.2 million, respectively. General and administrative expenses as a percentage of contract revenue decreased to 42.1% for the fiscal year ended December 31, 2010 from 65.3% for the fiscal year ended January 1, 2010.

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

Liquidity and Capital Resources

        As of December 30, 2011, we had $3.0 million of cash and cash equivalents. Our primary sources of liquidity are cash generated from operations and borrowings under our revolving credit agreement. We believe that our cash on hand, cash generated by operating activities and funds available under our credit agreement will be sufficient to finance our operating activities for at least the next 12 months.

  Cash Flows from Operating Activities

        Cash flows used in operating activities were $0.7 million for fiscal year 2011 compared to cash flows provided by operating activities of $0.1 million for fiscal year 2010 and $2.2 million for fiscal year 2009. Our cash flows used in operating activities in fiscal year 2011 primarily resulted from increases in accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts, partially offset by increases in accounts payable and accrued liabilities. Our cash flows from operating activities were also reduced by non-cash revenue of $0.9 million from a subcontractor settlement in fiscal year 2011. The cash flows provided by operating activities in fiscal 2010 were lower than in fiscal 2009, despite higher net income, due primarily to increases in accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts and fewer adjustments for non-cash items partially offset by increases in accounts payable and accrued liabilities.

  Cash Flows from Investing Activities

        Cash flows used in investing activities were $3.1 million for fiscal year 2011 compared to $2.7 million for fiscal year 2010 and $2.8 million for fiscal year 2009. Payments related to business acquisitions, in fiscal 2011 were $2.7 million, as compared to $2.1 million in fiscal 2010 and $2.4 million in fiscal 2009. These payments were in accordance with the provisions of the stock purchase agreement for the 2008 purchase of Willdan Energy Solutions, formerly known as Intergy Corp. Aside from payments for business acquisitions, our cash used in investing activities is primarily related to the purchase of equipment and leasehold improvements.

  Cash Flows from Financing Activities

        Cash flows provided by financing activities in fiscal 2011 was $0.2 million as compared to $0.8 million for fiscal year 2010 and $0.9 million for fiscal year 2009. The net cash flows provided by financing activities in fiscal 2011 was primarily attributable to changes in the excess of outstanding checks over bank balance and proceeds from notes payable, partially offset by repayments of our revolving line of credit. The net cash flows provided by financing activities in fiscal 2010 was primarily attributable to changes in the excess of outstanding checks over bank balance. The net cash flows provided in fiscal 2009 was primarily attributable to borrowings under our line of credit to support working capital needs.

  Outstanding Indebtedness

        We currently have a revolving credit agreement with Wells Fargo Bank, National Association ("Wells Fargo"), which was entered into on December 23, 2011 and became effective as of January 1, 2012. The credit agreement replaces our prior credit facility with Wells Fargo that expired on January 1, 2012. There was $0.3 million outstanding under our prior credit facility as of December 30, 2011. We have also financed, from time to time, insurance premiums by entering into unsecured notes payable with insurance companies. During our annual insurance renewals in the fourth quarter of our fiscal year ended December 30, 2011, we elected to finance our insurance premiums for the upcoming fiscal year.

        Our credit agreement with Wells Fargo provides for a $5.0 million revolving line of credit, including a $5.0 million standby letter of credit sub-facility, and matures on April 1, 2013. Loans made under the revolving line of credit will accrue interest at either (i) a floating rate equal to the prime rate in effect from time to time or (ii) a fixed rate of 2.25% above LIBOR, with the interest rate to be selected by us.

        Borrowings under the revolving line of credit are guaranteed by all of our subsidiaries except Public Agency Resources (the "Guarantors") and secured by all of our and the Guarantors' accounts receivable and other rights to payment, general intangibles, inventory and equipment. Pursuant to the credit agreement, we also must pay a 0.25% fee on unused commitments and customary fees on any letters of credit drawn under the facility.

        The credit agreement contains customary representations and affirmative covenants, including financial covenants that require us to maintain (i) net income after taxes of at least $250,000, measured on a rolling four quarter basis, without losses in two consecutive quarters; (ii) a maximum ratio of total funded debt (measured as the sum of all obligations for borrowed money, including subordinated debt, plus all capital lease obligations) to EBITDA of 1.75 to 1.00, measured quarterly on a rolling four quarter basis; and (iii) a minimum asset coverage ratio of 2.50 to 1.00 as of each quarter end, measured as unrestricted cash plus net-billed accounts receivables divided by amounts outstanding and issued letters of credit under the revolving line of credit.

        The credit agreement also includes customary negative covenants, including (i) restrictions on the incurrence of additional indebtedness by us or the Guarantors other than purchase money indebtedness not to exceed $2.0 million and indebtedness existing on the date of the credit agreement, (ii) restrictions on the payment of dividends on our stock and redemptions, repurchases or other acquisitions of our stock, except that we can repurchase stock with an aggregate fair market value up to $5.0 million in any calendar year, and (iii) limitations on asset sales, mergers and acquisitions. In addition, the credit agreement includes customary events of default. Upon the occurrence of an event of default, the interest rate will be increased by 4.0%, Wells Fargo has the option to make any loans then outstanding under the credit agreement immediately due and payable, and Wells Fargo is no longer obligated to extend further credit to us under the credit agreement.

  Contractual Obligations

        We have certain cash obligations and other commitments which will impact our short- and long-term liquidity. At December 30, 2011, such obligations and commitments consisted of long-term debt, operating leases and capital leases. The following table sets forth our contractual obligations as of December 30, 2011:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long term debt(1)	$935,000	$857,000	$78,000	$—	$—
Operating leases	9,262,000	3,447,000	5,090,000	725,000	—
Capital leases	398,000	208,000	190,000	—	—

Total contractual cash obligations	$10,595,000	$4,512,000	$5,358,000	$725,000	$—

(1)
Long-term debt includes principal and interest payments under our debt agreements assuming no additional borrowings or principal payments and includes borrowings under our previous line of credit of $256,000.

  Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

New Accounting Pronouncements

        In September 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2011-08 ("ASU 2011-08"), Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This accounting guidance is intended to simplify goodwill impairment testing, by allowing companies to perform a qualitative assessment on goodwill impairment to determine whether a quantitative assessment is necessary. This guidance is for goodwill impairment tests performed in interim and annual periods for fiscal years beginning after December 15, 2011. Early adoption is permitted. We elected to adopt this guidance early, effective the first day of our third quarter of 2011. We do not expect the adoption of this guidance to have a material impact on our financial statements.

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

        We had cash and cash equivalents of $3.0 million as of December 30, 2011. This amount includes $2.0 million invested in the Wells Fargo Money Market Mutual Fund. Although these investments are subject to variable interest rates, we do not believe we are subject to significant market risk for these short-term investments.

        We do not engage in trading activities and do not participate in foreign currency transactions or utilize derivative financial instruments. As of December 30, 2011, we had $0.3 million outstanding debt under our revolving credit facility that bears interest at variable rates.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements and related financial information, as listed under Item 15, appear in a separate section of this annual report beginning on page F-1.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        There were no changes in and/or disagreements with accountants on accounting and financial disclosure during the year ended December 30, 2011.

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

        In connection with the preparation of this Annual Report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 30, 2011. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, as of December 30, 2011. No change in our internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 30, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Our management has concluded that, as of December 30, 2011, our internal control over financial reporting was effective based on these criteria.

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

Changes in Internal Controls

        Based on our evaluation carried out in accordance with SEC Rule 15d-15(b) under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we concluded that there were no changes during the fourth fiscal quarter of 2011 of our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

 PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this item is incorporated by reference to Willdan Group, Inc.'s Proxy Statement for its 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the Company's 2011 fiscal year.

        We have posted our Code of Ethical Conduct on our website, www.willdan.com, under the heading "Investors—Corporate Governance." The Code of Ethical Conduct applies to our Chief Executive Officer and Chief Financial Officer. Upon request and free of charge, we will provide any person with a copy of the Code of Ethical Conduct. See "Item 1. Business—Available Information."

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this item is incorporated by reference to Willdan Group, Inc.'s Proxy Statement for its 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the Company's 2011 fiscal year.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

        The information required by this item is incorporated by reference to Willdan Group, Inc.'s Proxy Statement for its 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the Company's 2011 fiscal year.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is incorporated by reference to Willdan Group, Inc.'s Proxy Statement for its 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the Company's 2011 fiscal year.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item is incorporated by reference to Willdan Group, Inc.'s Proxy Statement for its 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the Company's 2011 fiscal year.

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
10.1		Credit Agreement, dated January 1, 2012, between Willdan Group, Inc. and Wells Fargo Bank, National Association, relating to the Revolving Line of Credit Note(1)
10.2		Revolving Line of Credit Note for $5,000,000, dated January 1, 2012, by Willdan Group, Inc. in favor of Wells Fargo Bank, National Association(1)
10.3	†	Willdan Group, Inc. 2006 Stock Incentive Plan(2)

Exhibit Number		Exhibit Description
10.4	†	Form of Incentive Stock Option Agreement(2)
10.5	†	Form of Non-Qualified Stock Option Agreement(2)
10.6	†	Amended and Restated Willdan Group, Inc. 2006 Employee Stock Purchase Plan(3)
10.7	†	Willdan Group, Inc. 2008 Performance Incentive Plan(4)
10.8	†	Form of Indemnification Agreement between Willdan Group, Inc. and its Directors and Officers(2)
10.9
Office Lease by and between Spectrum Waples Street, LLC, a California limited liability company, Spectrum Lambert Plaza, LLC, a California limited liability company and The Willdan Group of Companies dated October 15, 2004 for the principal office located at 2401 East Katella Avenue, Anaheim, California(2)
10.10		First Amendment to Lease by and between 2401 Katella, LLC and The Willdan Group of Companies, dated February 27, 2006 for the principal office located at 2401 Katella Avenue, Anaheim, California(2)
10.11		Second Amendment to Lease by and between 2401 Katella, LLC and The Willdan Group of Companies dated March 6, 2006 for the principal office located at 2401 Katella Avenue, Anaheim, California(2)
10.12	†	Indemnification Agreement between Willdan Group, Inc. and Linda Heil(2)
10.13	†	Offer Letter from Willdan Group, Inc. to Daniel Chow dated October 29, 2008 and accepted November 9, 2008(5)
10.14		Employment Agreement, dated as of May 3, 2011 by and between Willdan Group, Inc. and Thomas D. Brisbin(6)
10.15		Employment Agreement, dated as of May 3, 2011 by and between Willdan Group, Inc. and Kimberly D. Gant(6)
10.16		Employment Agreement, dated as of May 3, 2011 by and between Willdan Group, Inc. and Marc Tipermas(6)
14.1		Code of Ethical Conduct of Willdan Group, Inc.(3)
21.1		Subsidiaries of Willdan Group, Inc.*
23.1		Consent of Independent Registered Public Accounting Firm—Ernst & Young LLP*
23.2		Consent of Independent Registered Public Accounting Firm—KPMG LLP*
24.1		Power of Attorney (included on signature page hereto)
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002*
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002*
32.1		Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002*

Exhibit Number	Exhibit Description
101.	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 30, 2011 and December 31, 2010; (ii) the Consolidated Statements of Operations for each of the fiscal years in the three-year period ended December 30, 2011; (iii) the Consolidated Statements of Stockholders' Equity for each of the fiscal years in the three-year period ended December 30, 2011; (iv) the Consolidated Statement of Cash Flows for each of the fiscal years in the three-year period ended December 30, 2011; and (v) the Notes to the Consolidated Financial Statements.

*
Filed herewith.

†
Indicates a management contract or compensating plan or arrangement.

(1)
Incorporated by reference to Willdan Group, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 27, 2011.

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

(5)
Incorporated by reference to Willdan Group, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 17, 2008.

(6)
Incorporated by reference to Willdan Group, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 4, 2011.

SIGNATURES AND CERTIFICATIONS

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Anaheim, State of California, on March 29, 2012.

WILLDAN GROUP, INC.
/s/ KIMBERLY D. GANT Kimberly D. Gant Chief Financial Officer, Senior Vice President and Treasurer
Date: March 29, 2012

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

Signature	Title	Date

/s/ THOMAS D. BRISBIN Thomas D. Brisbin	Director, President and Chief Executive Officer	March 29, 2012
/s/ KIMBERLY D. GANT Kimberly D. Gant	Chief Financial Officer and Senior Vice President	March 29, 2012
/s/ WIN WESTFALL Win Westfall	Director	March 29, 2012
/s/ LINDA L. HEIL Linda L. Heil	Director	March 29, 2012
/s/ W. TRACY LENOCKER W. Tracy Lenocker	Director	March 29, 2012
/s/ KEITH W. RENKEN Keith W. Renken	Director	March 29, 2012

Signature	Title	Date

/s/ WAYNE SHELTON Wayne Shelton	Director	March 29, 2012
/s/ JOHN M. TOUPS John M. Toups	Director	March 29, 2012
/s/ RAYMOND W. HOLDSWORTH Raymond W. Holdsworth	Director	March 29, 2012
/s/ DOUGLAS J. MCEACHERN Douglas J. McEachern	Director	March 29, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Willdan Group, Inc.

        We have audited the accompanying consolidated balance sheets of Willdan Group, Inc. and subsidiaries (the "Company") as of December 30, 2011 and December 31, 2010 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Willdan Group, Inc. and subsidiaries as of December 30, 2011 and December 31, 2010, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Los Angeles, California
March 29, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Willdan Group, Inc.:

        We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of Willdan Group, Inc. and subsidiaries (the Company) for the year ended January 1, 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations of Willdan Group, Inc. and subsidiaries and their cash flows for the year ended January 1, 2010, in conformity with U.S. generally accepted accounting principles.

                      /s/ KPMG LLP

March 30, 2010
Los Angeles, California

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$3,001,000	$6,642,000
Accounts receivable, net of allowance for doubtful accounts of $421,000 and $959,000 at December 30, 2011 and December 31, 2010, respectively	16,782,000	14,484,000
Costs and estimated earnings in excess of billings on uncompleted contracts	20,672,000	11,343,000
Other receivables	175,000	176,000
Prepaid expenses and other current assets	1,724,000	1,714,000

Total current assets	42,354,000	34,359,000
Equipment and leasehold improvements, net	1,217,000	1,496,000
Goodwill	15,208,000	12,475,000
Other intangible assets, net	49,000	95,000
Other assets	383,000	407,000
Deferred income taxes	5,100,000	622,000

Total assets	$64,311,000	$49,454,000

Liabilities and Stockholders' Equity
Current liabilities:
Excess of outstanding checks over bank balance	$1,777,000	$1,223,000
Borrowings under line of credit	256,000	1,000,000
Accounts payable	8,182,000	5,380,000
Accrued liabilities	10,192,000	5,985,000
Billings in excess of costs and estimated earnings on uncompleted contracts	752,000	1,041,000
Current portion of notes payable	600,000	90,000
Current portion of capital lease obligations	163,000	173,000
Current portion of deferred income taxes	7,349,000	1,407,000

Total current liabilities	29,271,000	16,299,000
Notes payable, less current portion	77,000	131,000
Capital lease obligations, less current portion	136,000	96,000
Deferred lease obligations	534,000	766,000

Total liabilities	30,018,000	17,292,000

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized; 7,274,000 and 7,246,000 shares issued and outstanding at December 30, 2011 and December 31, 2010, respectively	73,000	72,000
Additional paid-in capital	34,065,000	33,765,000
Accumulated earnings (deficit)	155,000	(1,675,000)

Total stockholders' equity	34,293,000	32,162,000

Total liabilities and stockholders' equity	$64,311,000	$49,454,000

See accompanying notes to consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year
	2011	2010	2009
Contract revenue	$107,165,000	$77,896,000	$61,605,000

Direct costs of contract revenue (exclusive of depreciation and amortization shown separately below):
Salaries and wages	25,714,000	21,607,000	18,130,000
Subconsultant services	34,195,000	16,523,000	7,997,000
Other direct costs	4,818,000	3,892,000	2,715,000

Total direct costs of contract revenue	64,727,000	42,022,000	28,842,000

General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	22,594,000	17,582,000	20,325,000
Facilities and facility related	4,875,000	4,290,000	4,430,000
Stock-based compensation	201,000	235,000	272,000
Depreciation and amortization	877,000	1,042,000	1,814,000
Lease abandonment (recovery), net	2,000	(68,000)	707,000
Impairment of goodwill	—	—	2,763,000
Litigation accrual (reversal)	—	—	(1,125,000)
Other	10,488,000	9,719,000	11,070,000

Total general and administrative expenses	39,037,000	32,800,000	40,256,000

Income (loss) from operations	3,401,000	3,074,000	(7,493,000)

Other (expense) income:
Interest income	5,000	12,000	30,000
Interest expense	(77,000)	(54,000)	(38,000)
Other, net	1,000	32,000	(5,000)

Total other (expense) income, net	(71,000)	(10,000)	(13,000)

Income (loss) before income taxes	3,330,000	3,064,000	(7,506,000)
Income tax expense (benefit)	1,500,000	344,000	(1,931,000)

Net income (loss)	$1,830,000	$2,720,000	$(5,575,000)

Earnings (loss) per share:
Basic	$0.25	$0.38	$(0.78)

Diluted	$0.24	$0.37	$(0.78)

Weighted-average shares outstanding:
Basic	7,262,000	7,233,000	7,192,000
Diluted	7,485,000	7,311,000	7,192,000

See accompanying notes to consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in	Retained Earnings/ (Accumulated
	Shares	Amount	Capital	Deficit)	Total
Balances at January 2, 2009	7,164,000	$72,000	$33,084,000	$1,180,000	$34,336,000
Shares of common stock issued in connection with employee stock purchase plan	44,000	—	84,000	—	84,000
Stock-based compensation	—	—	272,000	—	272.000
Net loss	—	—	—	(5,575,000)	(5,575,000)

Balances at January 1, 2010	7,208,000	72,000	33,440,000	(4,395,000)	29,117,000
Shares of common stock issued in connection with employee stock purchase plan	36,000	—	87,000	—	87,000
Shares of common stock issued in connection with employee stock option exercise	2,000	—	3,000	—	3.000
Stock-based compensation	—	—	235,000	—	235,000
Net income	—	—	—	2,720,000	2,720,000

Balances at December 31, 2010	7,246,000	72,000	33,765,000	(1,675,000)	32,162,000
Shares of common stock issued in connection with employee stock purchase plan	25,000	1,000	92,000	—	93,000
Shares of common stock issued in connection with employee stock option exercise	3,000	—	7,000	—	7,000
Stock-based compensation	—	—	201,000	—	201,000
Net income	—	—	—	1,830,000	1,830,000

Balances at December 30, 2011	7,274,000	$73,000	$34,065,000	$155,000	$34,293,000

See accompanying notes to consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year
	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$1,830,000	$2,720,000	$(5,575,000)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Non-cash revenue from subcontractor settlement	(902,000)	—	—
Depreciation and amortization	944,000	1,053,000	1,814,000
Deferred income taxes	1,465,000	389,000	(1,890,000)
Goodwill impairment	—	—	2,763,000
Lease abandonment expense (recovery), net	2,000	(68,000)	707,000
Loss (gain) on sale of equipment	2,000	(17,000)	6,000
Provision for doubtful accounts	209,000	20,000	1,829,000
Stock-based compensation	201,000	235,000	272,000
Changes in operating assets and liabilities:
Accounts receivable	(2,507,000)	(4,407,000)	936,000
Costs and estimated earnings in excess of billings on uncompleted contracts	(8,427,000)	(4,694,000)	1,632,000
Income tax receivable	—	51,000	905,000
Other receivables	1,000	(103,000)	(25,000)
Prepaid expenses and other current assets	(10,000)	(214,000)	284,000
Other assets	24,000	(89,000)	55,000
Accounts payable	2,802,000	3,923,000	(654,000)
Accrued liabilities	4,206,000	1,476,000	(959,000)
Billings in excess of costs and estimated earnings on uncompleted contracts	(289,000)	11,000	326,000
Deferred lease obligations	(234,000)	(189,000)	(272,000)

Net cash (used in) provided by operating activities	(683,000)	97,000	2,154,000

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(395,000)	(685,000)	(386,000)
Proceeds from sale of equipment	6,000	40,000	—
Payments related to business acquisitions	(2,733,000)	(2,104,000)	(2,373,000)

Net cash used in investing activities	(3,122,000)	(2,749,000)	(2,759,000)

Cash flows from financing activities:
Changes in excess of outstanding checks over bank balance	554,000	735,000	40,000
Payments on notes payable	(211,000)	(17,000)	(46,000)
Proceeds from notes payable	667,000	214,000	—
Borrowings under line of credit	33,965,000	14,123,000	3,553,000
Repayments of line of credit	(34,709,000)	(14,123,000)	(2,553,000)
Principal payments on capital leases	(202,000)	(173,000)	(172,000)
Proceeds from stock option exercise	7,000	3,000	—
Proceeds from sales of common stock under employee stock purchase plan	93,000	87,000	84,000

Net cash provided by financing activities	164,000	849,000	906,000

Net (decrease) increase in cash and cash equivalents	(3,641,000)	(1,803,000)	301,000
Cash and cash equivalents at beginning of the year	6,642,000	8,445,000	8,144,000

Cash and cash equivalents at end of the year	$3,001,000	$6,642,000	$8,445,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$77,000	$52,000	$40,000
Income taxes	70,000	48,000	3,000
Supplemental disclosures of noncash investing and financing activities:
Equipment acquired under capital leases	$247,000	$240,000	$60,000

See accompanying notes to consolidated financial statements

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years 2011, 2010 and 2009

1. ORGANIZATION AND OPERATIONS OF THE COMPANY

  Nature of Business

        Willdan Group, Inc. and subsidiaries ("Willdan Group" or the "Company") is a provider of professional technical and consulting services to public agencies at all levels of government, public and private utilities and commercial and industrial firms in California and New York. The Company also has operations in Arizona, Florida, Texas, Washington and Washington, DC. The Company enables these entities to provide a wide range of specialized services without having to incur and maintain the overhead necessary to develop staffing in-house. The Company provides a broad range of complementary services including engineering and planning, energy efficiency and sustainability, economic and financial consulting, and national preparedness and interoperability. The Company's clients primarily consist of public and governmental agencies, including cities, counties, public utilities, redevelopment agencies, water districts, school districts and universities, state agencies, federal agencies, a variety of other special districts and agencies, private utilities and industry and tribal governments.

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

  Fiscal Years

        The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to December 31. Fiscal years 2011, 2010 and 2009 contained 52 weeks. All references to years in the notes to consolidated financial statements represent fiscal years.

  Cash, Cash Equivalents and Liquid Investments

        All highly liquid investments purchased with a remaining maturity of three months or less are considered to be cash equivalents. Outstanding checks in excess of cash on deposit have been classified as current liabilities. Cash and cash equivalents consisted of the following:

	December 30, 2011	December 31, 2010
Wells Fargo Stage Coach Sweep Investment Account	$—	$808,000
Wells Fargo Money Market Mutual Fund	2,000,000	5,287,000
Wells Fargo Advantage Heritage Fund	47,000	47,000
Cash on hand in business checking accounts	954,000	500,000

	$3,001,000	$6,642,000

        The Company from time to time may be exposed to credit risk with its bank deposits in excess of the FDIC insurance limits and with uninsured money market investments. The Company has not

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2011, 2010 and 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

  Fair Value of Financial Instruments

        As of December 30, 2011 and December 31, 2010, the carrying amounts of the Company's cash, cash equivalents, accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, other receivables, prepaid expenses and other current assets, excess of outstanding checks over bank balance, accounts payable, accrued liabilities and billings in excess of costs and estimated earnings on uncompleted contracts, approximate their fair values because of the relatively short period of time between the origination of these instruments and their expected realization or payment. The carrying amounts of debt obligations approximate their fair values since the terms are comparable to terms currently offered by local lending institutions for loans of similar terms to companies with comparable credit risk.

  Segment Information

        Willdan Group, Inc. ("WGI") is a holding company with five wholly owned subsidiaries. The Company presents segment information externally consistent with the manner in which the Company's chief operating decision maker reviews information to assess performance and allocate resources. WGI performs administrative functions on behalf of its subsidiaries, such as treasury, legal, accounting, information systems, human resources and certain business development activities, and earns revenue that is only incidental to the activities of the enterprise. As a result, WGI does not meet the definition of an operating segment. Two of the five WGI subsidiaries are aggregated into one reportable segment as they have similar economic characteristics including the nature of services, the methods used to provide services and the type of customers. The remaining three subsidiaries each comprise separate reporting segments.

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

  Accounting for Contracts

        The Company enters into contracts with its clients that contain three principal types of pricing provisions: fixed price, time-and-materials, and unit-based. Revenue on fixed price contracts is recognized on the percentage-of-completion method based generally on the ratio of direct costs (primarily exclusive of depreciation and amortization costs) incurred to date to estimated total direct costs at completion. Revenue on time-and-materials and unit-based contracts is recognized as the work is performed in accordance with the specific terms of the contract. Contracts that provide for multiple services or deliverables are evaluated as multiple element arrangements to determine the appropriate

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2011, 2010 and 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

unit of accounting, allocation of contract value, and method of revenue recognition for each element. Revenue for amounts that have been billed but not earned is deferred and such deferred revenue is referred to as billings in excess of costs and estimated earnings on uncompleted contracts in the accompanying consolidated balance sheets.

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

Fiscal Years 2011, 2010 and 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Leases

        All of the Company's office leases are classified as operating leases and rent expense is included in facilities expense in the accompanying consolidated statements of operations. Some of the lease terms include rent concessions and rent escalation clauses, all of which are taken into account in computing minimum lease payments. Minimum lease payments are recognized on a straight-line basis over the minimum lease term. The excess of rent expense recognized over the amounts contractually due pursuant to the underlying leases is reflected as a liability in the accompanying consolidated balance sheets. The cost of improvements that the Company makes to the leased office space is capitalized as leasehold improvements. The Company is subject to non-cancellable leases for offices or portions of offices for which use has ceased. For each of these abandoned leases, the present value of the future lease payments, net of estimated sublease payments, along with any unamortized tenant improvement costs, are recognized as lease abandonment expense in the Company's consolidated statements of operations with a corresponding liability in the Company's consolidated balance sheets.

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

Fiscal Years 2011, 2010 and 2009

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

  Income Taxes

        Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the financial reporting basis and tax basis of the Company's assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded when it is more likely than not that all, or a portion, of the deferred tax assets may not be realized.

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

  Operating Cycle

        In accordance with industry practice, amounts realizable and payable under contracts, that extend beyond one year are included in current assets and liabilities.

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

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2011, 2010 and 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  New Accounting Pronouncements

        In September 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2011-08 ("ASU 2011-08"), Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This accounting guidance is intended to simplify goodwill impairment testing, by allowing companies to perform a qualitative assessment on goodwill impairment to determine whether a quantitative assessment is necessary. This guidance is for goodwill impairment tests performed in interim and annual periods for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company elected to adopt this guidance early, effective the first day of its third quarter of 2011. The adoption of this guidance did not have a material impact on the Company's financial statements.

3. BUSINESS COMBINATION

        On June 9, 2008, the Company acquired all of the outstanding stock of Willdan Energy Solutions, formerly known as Intergy Corporation, a California—based consulting company that assists companies, institutions and agencies with planning and implementing their energy efficiency, water conservation and renewable energy strategies. The acquisition cost recorded by the Company as of December 30, 2011 was $17.9 million, consisting of $9.9 million in cash paid at closing, a $0.2 million net asset value adjustment, a guaranteed payment of $1.0 million in cash paid in June 2009, an earn-out payment of $1.3 million paid in August 2009, an earn-out payment of $2.1 million paid in September 2010, an earn-out payment of $2.7 million paid in August 2011 and $0.7 million in transaction costs. The final earn-out payment was required because Willdan Energy Solutions achieved certain financial targets over the twelve month period ending July 1, 2011. The Company has recorded $15.2 million of goodwill associated with the acquisition through December 30, 2011.

        The $15.2 million of goodwill represents the amount paid to acquire Willdan Energy Solutions over and above the fair value of the net assets acquired, which includes the estimated fair value of the backlog in place as of the date of acquisition. The amount paid that has been classified as goodwill primarily relates to the expected future business that was not part of the backlog at the time of acquisition. The goodwill is deductible for income tax purposes over a period of 15 years.

        The Company finalized its purchase price allocation during fiscal year 2009.

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2011, 2010 and 2009

4. GOODWILL AND OTHER INTANGIBLE ASSETS

        The changes in the carrying value of goodwill by reporting unit for the fiscal year ended December 30, 2011 were as follows:

	Fiscal Year 2011
	Balance at Beginning of Year	Goodwill Additions	Impairment	Balance at End of Year
Reporting Unit:
Energy Solutions	$12,475,000	$2,733,000	$—	$15,208,000
Financial Services	—	—	—	—
Homeland Security Services	—	—	—	—

	$12,475,000	$2,733,000	$—	$15,208,000

	Fiscal Year 2010
	Balance at Beginning of Year	Goodwill Additions	Impairment	Balance at End of Year
Reporting Unit:
Energy Solutions	$10,371,000	$2,104,000	$—	$12,475,000
Financial Services	—	—	—	—
Homeland Security Services	—	—	—	—

	$10,371,000	$2,104,000	$—	$12,475,000

	Fiscal Year 2009
	Balance at Beginning of Year	Goodwill Additions	Impairment	Balance at End of Year
Reporting Unit:
Energy Solutions	$8,382,000	$1,989,000	$—	$10,371,000
Financial Services	2,763,000	—	(2,763,000)	—
Homeland Security Services	—	—	—	—

	$11,145,000	$1,989,000	$(2,763 ,000)	$10,371,000

        The additions to goodwill during fiscal 2009 for Energy Solutions related to the $1.3 million earn-out payment and finalization of the purchase price allocation. In fiscal 2009, the fair value of the Financial Services reporting unit did not exceed its carrying value and step two of the impairment analysis indicated that there was no implied value to this reporting unit's goodwill. Accordingly, an impairment charge of $2.8 million was recognized. The fair value of the reporting unit is a Level 3 valuation. The valuation was based on an 80% weighting of an income approach value and a 20% weighting using a market approach value. The income approach was based on the present value of projected cash flows during the holding period and disposition of the reporting unit at the end of the final year of the assumed holding period. The market approach was based on a multiple of earnings before interest, taxes, depreciation and amortization ("EBITDA") utilizing publicly available EBITDA multiples for similar companies. The terminal sales value computed in the income approach was also based on a multiple of projected EBITDA for the last year of the assumed holding period. The

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2011, 2010 and 2009

4. GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

additions to goodwill in fiscal 2010 and fiscal 2011 for Energy Solutions related to the $2.1 million earn-out payment in September 2010 and the $2.7 million earn-out payment in August 2011, respectively.

        The goodwill balances included in the accompanying consolidated balance sheets consist of the following:

	Reporting Units
	Energy Solutions	Financial Services	Homeland Security Services	Total
December 30, 2011:
Goodwill	$15,208,000	$2,763,000	$148,000	$18,119,000
Accumulated impairment	—	(2,763,000)	(148,000)	(2,911,000)

	$15,208,000	$—	$—	$15,208,000

December 31, 2010:
Goodwill	$12,475,000	$2,763,000	$148,000	$15,386,000
Accumulated impairment	—	(2,763,000)	(148,000)	(2,911,000)

	$12,475,000	$—	$—	$12,475,000

January 1, 2010:
Goodwill	$10,371,000	$2,763,000	$148,000	$13,282,000
Accumulated impairment	—	(2,763,000)	(148,000)	(2,911,000)

	$10,371,000	$—	$—	$10,371,000

        The gross amounts and accumulated amortization of the Company's acquired identifiable intangible assets with finite useful lives as of December 30, 2011 and December 31, 2010, included in intangible assets, net in the accompanying consolidated balance sheets, were as follows:

	December 30, 2011		December 31, 2010
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization	Amortization Period (yrs)
Backlog	$920,000	$920,000	$920,000	$920,000	1
Training materials/courses	282,000	233,000	282,000	187,000	5
Non-compete agreements	30,000	30,000	30,000	30,000	3

	$1,232,000	$1,183,000	$1,232,000	$1,137,000

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

Fiscal Years 2011, 2010 and 2009

4. GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

The purchase allocation for Willdan Energy Solutions was finalized during the second quarter of fiscal 2009.

        For the years ended December 30, 2011, December 31, 2010 and January 1, 2010, the Company's amortization expense for acquired identifiable intangible assets with finite useful lives was $46,000, $54,000 and $602,000, respectively. Estimated future amortization expense for acquired identifiable intangible assets is as follows:

Fiscal year:
2012	$37,000
2013	12,000

$49,000

5. EARNINGS PER SHARE ("EPS")

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

        The following table sets forth the number of weighted-average shares used to compute basic and diluted EPS:

	Fiscal Year
	2011	2010	2009
Net income (loss)	$1,830,000	$2,720,000	$(5,575,000)

Weighted-average common shares outstanding	7,262,000	7,233,000	7,192,000
Effect of dilutive stock options	223,000	78,000	—

Weighted-average common stock outstanding-diluted	7,485,000	7,311,000	7,192,000

Earnings (loss) per share:
Basic	$0.25	$0.38	$(0.78)

Diluted	$0.24	$0.37	$(0.78)

        For the fiscal year ended December 30, 2011, 304,000 options were excluded from the calculation of dilutive potential common shares, compared to 524,000 and 566,000 options, for fiscal 2010 and fiscal 2009, respectively. These options were not included in the computation of dilutive potential common shares because the assumed proceeds per share exceeded the average market price per share for the periods. Accordingly, the inclusion of these options would have been anti-dilutive. For periods in which the Company incurs net losses, dilutive potential common shares are excluded as they would be anti-dilutive.

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2011, 2010 and 2009

6. ACCOUNTS RECEIVABLE

        Accounts receivable consisted of the following at December 30, 2011 and December 31, 2010:

	December 30,	December 31,
	2011	2010
Billed	$16,624,000	$14,895,000
Unbilled	20,672,000	11,343,000
Contract retentions	579,000	548,000

	37,875,000	26,786,000
Allowance for doubtful accounts	(421,000)	(959,000)

	$37,454,000	$25,827,000

        The movements in the allowance for doubtful accounts consisted of the following for fiscal years 2011, 2010 and 2009:

	Fiscal Year
	2011	2010	2009
Balance as of the beginning of the year	$959,000	$1,862,000	$662,000
Provision for doubtful accounts	219,000	149,000	1,749,000
Write-offs of uncollectible accounts	(765,000)	(1,059,000)	(555,000)
Recoveries of accounts written off	8,000	7,000	6,000

Balance as of the end of the year	$421,000	$959,000	$1,862,000

        Billed accounts receivable represent amounts billed to clients that have yet to be collected. Unbilled accounts receivable represent revenue recognized but not yet billed pursuant to contract terms or accounts billed after the period end. Substantially all unbilled receivables as of December 30, 2011 and December 31, 2010 are expected to be billed and collected within twelve months of such date. Contract retentions represent amounts invoiced to clients where payments have been withheld pending the completion of certain milestones, other contractual conditions or upon the completion of the project. These retention agreements vary from project to project and could be outstanding for several months.

        Allowances for doubtful accounts have been determined through specific identification of amounts considered to be uncollectible and potential write-offs, plus a non-specific allowance for other amounts for which some potential loss has been determined to be probable based on current and past experience.

        As of December 30, 2011, one client accounted for 40% of outstanding receivables, as compared to 34% of the Company's outstanding receivables as of December 31, 2010.

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2011, 2010 and 2009

7. EQUIPMENT AND LEASEHOLD IMPROVEMENTS

        Equipment and leasehold improvements consisted of the following at December 30, 2011 and December 31, 2010:

	December 30, 2011	December 31, 2010
Furniture and fixtures	$3,393,000	$3,418,000
Computer hardware and software	6,279,000	6,180,000
Leasehold improvements	787,000	803,000
Equipment under capital leases	821,000	881,000
Automobiles, trucks, and field equipment	543,000	529,000

	11,823,000	11,811,000
Accumulated depreciation and amortization	(10,606,000)	(10,315,000)

Equipment and leasehold improvements, net	$1,217,000	$1,496,000

        Included in accumulated depreciation and amortization is $191,000 and $151,000 of amortization related to equipment held under capital leases in fiscal years 2011 and 2010, respectively.

8. ACCRUED LIABILITIES

        Accrued liabilities consisted of the following at December 30, 2011 and December 31, 2010:

	December 30, 2011	December 31, 2010
Accrued bonuses	$944,000	$107,000
Paid leave bank	1,415,000	1,318,000
Compensation and payroll taxes	770,000	684,000
Accrued legal	101,000	46,000
Accrued workers' compensation insurance	24,000	49,000
Accrued rent	320,000	420,000
Employee withholdings	234,000	179,000
Client deposits	247,000	157,000
Unvouchered accounts payable	6,083,000	2,950,000
Other	54,000	75,000

Total accrued liabilities	$10,192,000	$5,985,000

9. EQUITY PLANS

        As of December 30, 2011, the Company had two share-based compensation plans, which are described below. The Company may no longer grant awards under the 2006 Stock Incentive Plan. The compensation expense that has been recognized for stock options issued under these plans was $201,000, $235,000 and $272,000 for fiscal years 2011, 2010 and 2009, respectively.

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2011, 2010 and 2009

9. EQUITY PLANS (Continued)

2006 STOCK INCENTIVE PLAN

        In June 2006, the Company's board of directors adopted the 2006 Stock Incentive Plan ("2006 Plan") and it received stockholder approval. The Company re-submitted the 2006 Plan to its stockholders for post-IPO approval at the 2007 annual meeting of the stockholders and it was approved. The 2006 Plan will terminate ten years after the board of directors approved it and no additional awards were or will be granted under the 2006 Plan after the Company's shareholders approved the 2008 Plan (as defined below) in June 2008. The 2006 Plan had 300,000 shares of common stock reserved for issuance to the Company's directors, executives, officers, employees, consultants and advisors and currently has 206,500 shares of common stock reserved for issuance. Approximately 52,333 shares that were available for award grant purposes under the 2006 Plan have become available for grant under the 2008 Plan following shareholder approval of the 2008 Plan. Options granted under the 2006 Plan could be "non-statutory stock options" which expire no more than ten years from the date of grant or "incentive stock options" as defined in Section 422 of the Internal Revenue Code of 1986, as amended. Upon exercise of non-statutory stock options, the Company is generally entitled to a tax deduction on the exercise of the option for an amount equal to the excess over the exercise price of the fair market value of the shares at the date of exercise. The Company is generally not entitled to any tax deduction on the exercise of an incentive stock option. Option awards provide for accelerated vesting if there is a change in control (as defined in the 2006 Plan). Through December 30, 2011, options granted, net of forfeitures and expirations, under the 2006 Plan consisted of 187,500 shares and 19,000 shares for incentive stock options and non-statutory stock options, respectively.

2008 PERFORMANCE INCENTIVE PLAN

        In March 2008, the Company's board of directors adopted the 2008 Performance Incentive Plan ("2008 Plan"), and it received stockholder approval at the 2008 annual meeting of the stockholders in June 2008. The 2008 Plan will terminate ten years after the board of directors approved it. The 2008 Plan had 486,167 shares of common stock reserved for issuance to the Company's directors, executives, officers, employees, consultants and advisors until June 4, 2010, at which time the stockholders, at the annual meeting of the stockholders, approved a 350,000 share increase to the 2008 Plan. The maximum number of shares of the Company's common stock that may be issued or transferred pursuant to awards under the 2008 Plan can also be increased by any shares subject to stock options granted under the 2006 Plan and outstanding as of June 9, 2008 which expire, or for any reason are cancelled or terminated, after June 9, 2008 without being exercised. The 2008 Plan has 888,500 shares of common stock reserved for issuance. Awards authorized by the 2008 Plan include stock options, stock appreciation rights, restricted stock, stock bonuses, stock units, performance stock, and other share-based awards. No participant may be granted an option to purchase more than 100,000 shares in any fiscal year. Options generally may not be granted with exercise prices less than fair market value at the date of grant, with vesting provisions and contractual terms determined by the compensation committee of the board of directors on a grant-by-grant basis. Options granted under the 2008 Plan may be "nonqualified stock options" or "incentive stock options" as defined in Section 422 of the Internal Revenue Code of 1986, as amended. The maximum term of each option shall be 10 years. Upon exercise of nonqualified stock options, the Company is generally entitled to a tax deduction on the exercise of the option for an amount equal to the excess over the exercise price of the fair market value of the shares at the date of exercise. The Company is generally not entitled to any tax deduction

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2011, 2010 and 2009

9. EQUITY PLANS (Continued)

on the exercise of an incentive stock option. Option awards provide for accelerated vesting if there is a change in control (as defined in the 2008 Plan). Through December 30, 2011, options granted, net of forfeitures and exercises, under the 2008 Plan consisted of 568,100 shares and 137,000 shares for incentive stock options and non-statutory stock options, respectively.

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

	2011	2010	2009
Expected volatility	39% - 40%	39%	39% - 40%
Expected dividends	0%	0%	0%
Expected term (in years)	5.75 - 6.00	5.75 - 6.00	5.75 - 6.00
Risk-free rate	0.88% - 2.20%	1.48% - 2.59%	2.20% - 2.95%

        A summary of option activity under the 2006 Plan and 2008 Plan as of December 30, 2011 and changes during the fiscal years ended December 30, 2011, December 31, 2010 and January 1, 2010 is presented below. The intrinsic value of the fully-vested options is $665,000, based on the Company's closing stock price of $3.96 on December 30, 2011.

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at December 31, 2010	859,000	$3.90	8.26
Granted	86,000	4.02	9.44
Exercised	(3,000)	1.96	7.92
Forfeited or expired	(30,000)	—	—

Outstanding at December 30, 2011	912,000	$3.90	8.26

Vested at December 30, 2011	570,000	$4.61	6.84

Exercisable at December 30, 2011	570,000	$4.61	6.84

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2011, 2010 and 2009

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

        A summary of the status of the Company's nonvested options and changes in nonvested options during the fiscal years ended December 30, 2011, December 31, 2010 and January 1, 2010, is presented below:

	Options	Weighted- Average Grant-Date Fair Value
Nonvested at December 31, 2010	503,000	$0.96
Granted	86,000	1.60
Vested	(232,000)	0.94
Forfeited	(16,000)	0.95

Nonvested at December 30, 2011	341,000	1.13

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2011, 2010 and 2009

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

        As of December 30, 2011, there was $274,000 of total unrecognized compensation expense related to non-vested stock options. That expense is expected to be recognized over a weighted-average period of 1.58 years. There were no options granted that were immediately vested during the fiscal years ended December 30, 2011, December 31, 2010 and January 1, 2010.

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

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2011, 2010 and 2009

9. EQUITY PLANS (Continued)

        The Company's Amended and Restated 2006 Employee Stock Purchase Plan is a non-compensatory plan. As a result, stock-based compensation expense is not recognized in relation to this plan. As of December 30, 2011, there were 178,878 shares available for issuance under the plan.

10. DEBT OBLIGATIONS

        Debt obligations, excluding obligations under capital leases (note 11), consist of the following:

	2011	2010
Outstanding borrowings on line of credit	$256,000	$1,000,000
Notes payable for vehicles, 36 month term, bearing interest at 1.9%, payable in monthly principal and interest installments of $6,000 through January 2014, secured by vehicles	147,000	187,000
Notes payable for insurance, 9 month term, bearing interest at 1.9%, payable in monthly principal and interest installments of $72,000 through August 2012, secured by vehicles	501,000	—
Other	29,000	34,000

	$933,000	$1,221,000
Less current portion	856,000	1,090,000

Debt obligations, less current portion	$77,000	$131,000

        We currently have a revolving credit agreement with Wells Fargo Bank, National Association ("Wells Fargo"), which was entered into on December 23, 2011 and became effective as of January 1, 2012. The credit agreement replaces our prior credit facility with Wells Fargo that expired on January 1, 2012. There was $0.3 million outstanding under our prior credit facility as of December 30, 2011. We have also financed, from time to time, insurance premiums by entering into unsecured notes payable with insurance companies. During our annual insurance renewals in the fourth quarter of our fiscal year ended December 30, 2011, we elected to finance our insurance premiums for the upcoming fiscal year.

        Our credit agreement with Wells Fargo provides for a $5.0 million revolving line of credit, including a $5.0 million standby letter of credit sub-facility, and matures on April 1, 2013. Loans made under the revolving line of credit will accrue interest at either (i) a floating rate equal to the prime rate in effect from time to time or (ii) a fixed rate of 2.25% above LIBOR, with the interest rate to be selected by us.

        Borrowings under the revolving line of credit are guaranteed by all of our subsidiaries except Public Agency Resources (the "Guarantors") and secured by all of our and the Guarantors' accounts receivable and other rights to payment, general intangibles, inventory and equipment. Pursuant to the credit agreement, we also must pay a 0.25% fee on unused commitments and customary fees on any letters of credit drawn under the facility.

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2011, 2010 and 2009

10. DEBT OBLIGATIONS (Continued)

        The credit agreement contains customary representations and affirmative covenants, including financial covenants that require us to maintain (i) net income after taxes of at least $250,000, measured on a rolling four quarter basis, without losses in two consecutive quarters; (ii) a maximum ratio of total funded debt (measured as the sum of all obligations for borrowed money, including subordinated debt, plus all capital lease obligations) to EBITDA of 1.75 to 1.00, measured quarterly on a rolling four quarter basis; and (iii) a minimum asset coverage ratio of 2.50 to 1.00 as of each quarter end, measured as unrestricted cash plus net-billed accounts receivables divided by amounts outstanding and issued letters of credit under the revolving line of credit.

        The credit agreement also includes customary negative covenants, including (i) restrictions on the incurrence of additional indebtedness by us or the Guarantors other than purchase money indebtedness not to exceed $2.0 million and indebtedness existing on the date of the credit agreement, (ii) restrictions on the payment of dividends on our stock and redemptions, repurchases or other acquisitions of our stock, except that we can repurchase stock with an aggregate fair market value up to $5.0 million in any calendar year, and (iii) limitations on asset sales, mergers and acquisitions. In addition, the credit agreement includes customary events of default. Upon the occurrence of an event of default, the interest rate will be increased by 4.0%, Wells Fargo has the option to make any loans then outstanding under the credit agreement immediately due and payable, and Wells Fargo is no longer obligated to extend further credit to us under the credit agreement.

        Principal maturities on notes payable as of December 30, 2011 are as follows:

Fiscal year:
2012	$600,000
2013	71,000
2014	6,000

$677,000

11. COMMITMENTS

  Leases

        The Company is obligated under capital leases for certain furniture and office equipment that expire at various dates through the year 2014.

        The Company also leases certain office facilities under non-cancelable operating leases that expire at various dates through the year 2015 and is committed under non-cancelable operating leases for the lease of computer equipment and automobiles through the year 2014.

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2011, 2010 and 2009

11. COMMITMENTS (Continued)

        Future minimum rental payments under capital and non-cancelable operating leases are summarized as follows:

	Capital	Operating
Fiscal year:
2012	$208,000	$3,447,000
2013	139,000	2,846,000
2014	51,000	2,244,000
2015	—	725,000
2016	—	—

Total future minimum lease payments	398,000	$9,262,000

Amount representing maintenance	(89,000)
Amount representing interest (at rates ranging from 3.0% to 10.0%)	(10,000)

Present value of net minimum lease payments under capital leases	299,000
Less current portion	163,000

	$136,000

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

        Rent expense and related charges for common area maintenance for all facility operating leases for fiscal years 2011, 2010 and 2009 was approximately $3,627,000, $3,116,000 and $3,306,000, respectively.

        During the fiscal year ended January 1, 2010, the Company closed certain of its offices or separable sections of offices. Additionally, a tenant that was subleasing an office from the Company defaulted on its lease. As a result of the office closures and the sublease default, the Company recorded lease abandonment expense, net, of $707,000, which is included in the accompanying consolidated statement of operations for the fiscal year ended January 1, 2010. This expense includes future rental obligations and other costs associated with the leased space net of the fair value of

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2011, 2010 and 2009

11. COMMITMENTS (Continued)

subleases. The following is a reconciliation of the liability for lease abandonment (recovery) expense for fiscal years 2011 and 2010:

	Fiscal 2011	Fiscal 2010
Liability for abandoned leases as of beginning of year	$678,000	$1,048,000
Lease abandonment expense (recovery), net	2,000	(68,000)
Lease payments on abandoned leases, net of sublease payments	(380,000)	(439,000)
Other	27,000	137,000

Liability for abandoned leases as of the end of the year	$327,000	$678,000

        The current portion of the liability for abandoned leases is included in accrued liabilities and the non-current portion is included in deferred lease obligations in the accompanying consolidated balance sheets.

  Employee Benefit Plans

        The Company has a qualified profit sharing plan (the Plan) pursuant to Code Section 401(a) and qualified cash or deferred arrangement pursuant to Code Section 401(k) covering substantially all employees. Employees may elect to contribute up to 50% of compensation limited to the amount allowed by tax laws. Company contributions are made solely at the discretion of the Company's board of directors. The Company made matching contributions of approximately $219,000, $157,000 and $0 during fiscal years 2011, 2010 and 2009, respectively.

        The Company has a discretionary bonus plan for regional managers, division managers and others as determined by the Company president. Bonuses are awarded if certain financial goals are achieved. The financial goals are not stated in the plan; rather they are judgmentally determined each year. In addition, the board of directors may declare discretionary bonuses to key employees and all employees are eligible for what the Company refers to as the "hot hand" bonus program, which pays awards for outstanding performance. Bonus expense for fiscal years 2011, 2010 and 2009 totaled approximately $1,602,000, $403,000 and $421,000, respectively, of which approximately $944,000, and $107,000 is included in accrued liabilities at December 30, 2011 and December 31, 2010, respectively.

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

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years 2011, 2010 and 2009

11. COMMITMENTS (Continued)

        Included in accrued liabilities in the accompanying consolidated balance sheets related to this obligation is the present value of expected payments for health insurance coverage, $158,000 as of December 30, 2011 and $170,000 as of December 31, 2010.

12. INCOME TAXES

        The provision (benefit) for income taxes is comprised of:

	Fiscal Year
	2011	2010	2009
Current federal (benefit) taxes	$(22,000)	$(80,000)	$—
Current state taxes	58,000	32,000	10,000
Deferred federal taxes (benefit)	1,064,000	94,000	(1,564,000)
Deferred state taxes (benefit)	400,000	298,000	(377,000)

	$1,500,000	$344,000	$(1,931,000)

        The provision (benefit) for income taxes reconciles to the amounts computed by applying the statutory federal tax rate of 34% to our income (loss) before income taxes. The sources and tax effects of the differences for fiscal years 2011, 2010 and 2009 are as follows:

	2011	2010	2009
Computed "expected" federal income tax expense (benefit)	$1,132,000	$1,042,000	$(2,552,000)
Permanent differences	88,000	107,000	121,000
Current and deferred state income tax expense (benefit), net of federal benefit	302,000	217,000	(413,000)
Change in valuation allowances on deferred tax assets	—	(934,000)	934,000
Other	(22,000)	(88,000)	(21,000)

	$1,500,000	$344,000	$(1,931,000)

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2011, 2010 and 2009

12. INCOME TAXES (Continued)

        The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets and liabilities are as follows:

	December 30, 2011	December 31, 2010	January 1, 2010
Current deferred tax assets:
Accrued litigation judgment	$—	$18,000	$54,000
Accounts receivable allowance	171,000	382,000	741,000
Other accrued liabilities	895,000	794,000	786,000
Federal and state net operating losses	—	1,937,000	—

	1,066,000	3,131,000	1,581,000
Valuation allowance	—	—	(412,000)

Net deferred tax assets	1,066,000	3,131,000	1,169,000

Current deferred tax liabilities:
Deferred revenue	(8,353,000)	(4,491,000)	(2,623,000)
Other	(62,000)	(47,000)	(25,000)

	(8,415,000)	(4,538,000)	(2,648,000)

Net current deferred tax liability	$(7,349,000)	$(1,407,000)	$(1,479,000)

Deferred tax assets, net of current portion:
Federal and state net operating losses	$5,680,000	$455,000	$914,000
Equipment and leasehold improvement depreciation	—	42,000	191,000
Intangible assets	—	33,000	803,000
Other	72,000	121,000	93,000

	5,752,000	651,000	2,001,000
Valuation allowance	—	—	(522,000)

Net deferred tax assets	5,752,000	651,000	1,479,000
Deferred tax liabilities, net of current portion:
Goodwill amortization	(460,000)	(29,000)	(396,000)
Fixed assets	(83,000)	—	—
Other	(109,000)	—	—

Net deferred tax assets, net of current portion	$5,100,000	$622,000	$1,083,000

        At December 30, 2011, the Company had federal and state operating loss carryovers of $13.5 million and $16.3 million, respectively. These carryovers expire through 2032 and 2033 for federal and state income taxes, respectively.

        Management also believes that there are no material uncertain tax positions that would impact the accompanying consolidated financial statements. The Company's policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense. The Company may be subject to examination by the Internal Revenue Service for calendar years 2008 through 2011. The Company may also be subject to examination on certain state and local jurisdictions for the years 2007 through 2011.

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2011, 2010 and 2009

13. SEGMENT INFORMATION

        The Company has four reporting segments: Engineering Services, Energy Efficiency Services, Public Finance Services and Homeland Security Services. The Engineering Services segment consists of Willdan Engineering and Public Agency Resources. The Engineering Services segment offers a broad range of engineering and planning services to our public and private sector clients. The Energy Efficiency Services segment, which consists of Willdan Energy Solutions, provides energy efficiency and sustainability consulting services to utilities, state agencies, municipalities, private industry and non-profit organizations. Historically, the energy efficiency and sustainability services were aggregated into the Engineering Services segment. Given the manner in which the chief operating decision maker reviews financial results and allocates resources, these services now compromise a separate reporting segment. Historical results have been separately provided. The Public Finance Services segment, which consists of Willdan Financial Services, provides expertise and support for the various financing techniques employed by public agencies to finance their operations and infrastructure along with the mandated reporting and other requirements associated with these financings. The Homeland Security Services segment, which consists of Willdan Homeland Solutions, provides national preparedness, homeland security consulting, public safety and emergency response services to cities, related municipal service agencies and other entities.

        The accounting policies applied to determine the segment information are the same as those described in the summary of significant accounting policies. There were no intersegment sales for any of the fiscal years in the three-year period ended December 30, 2011. Management evaluates the performance of each segment based upon income or loss from operations before income taxes. Certain segment asset information including expenditures for long-lived assets has not been presented as it is not reported to or reviewed by the chief operating decision maker. In addition, enterprise-wide service line contract revenue is not included as it is impracticable to report this information for each group of similar services.

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2011, 2010 and 2009

13. SEGMENT INFORMATION (Continued)

        Financial information with respect to the reportable segments and reconciliation to the amounts reported in the Company's consolidated financial statements follows:

	Engineering Services	Energy Efficiency Services	Public Finance Services	Homeland Security Services	Unallocated Corporate(2)(3)		Intersegment	Consolidated Total
Fiscal Year 2011:
Contract revenue	$33,850,000	$57,731,000	$9,687,000	$5,897,000	$—		$—	$107,165,000
Depreciation and amortization	372,000	306,000	67,000	132,000	—		—	877,000
Interest expense (income)	93,000	(21,000)	(5,000)	10,000	—		—	77,000
Segment (loss) profit before income tax expense	(158,000)	3,271,000	1,116,000	(299,000)	(600,000)		—	3,330,000
Income tax expense (benefit)	7,000	1,296,000	469,000	(67,000)	(205,000)		—	1,500,000
Net (loss) income	(165,000)	1,975,000	647,000	(232,000)	(395,000)		—	1,830,000
Segment assets(1)	9,667,000	39,416,000	4,008,000	2,010,000	32,339,000		(23,129,000)	64,311,000
Fiscal Year 2010:
Contract revenue	33,012,000	29,211,000	10,364,000	5,309,000	—		—	77,896,000
Depreciation and amortization	597,000	179,000	152,000	114,000	—		—	1,042,000
Interest expense (income)	18,000	59,000	(20,000)	(3,000)	—		—	54,000
Segment (loss) profit before income tax expense	(31,000)	2,158,000	698,000	360,000	(121,000)		—	3,064,000
Income tax (benefit) expense	(224,000)	397,000	120,000	58,000	(7,000)		—	344,000
Net income (loss)	193,000	1,761,000	578,000	302,000	(114,000	)(1)	—	2,720,000
Segment assets(1)	8,266,000	26,651,000	4,029,000	1,957,000	28,947,000		(20,396,000)	49,454,000
Fiscal Year 2009:
Contract revenue	33,797,000	12,490,000	11,792,000	3,526,000	—		—	61,605,000
Depreciation and amortization	886,000	605,000	219,000	104,000	—		—	1,814,000
Interest expense	33,000	(8,000)	6,000	7,000	—		—	38,000
Segment loss (profit) before income tax expense	(6,304,000)	643,000	(1,747,000)	(13,000)	(85,000)		—	(7,506,000)
Income tax (benefit) expense	(1,651,000)	182,000	(442,000)	3,000	(23,000)		—	(1,931,000)
Net loss	(4,653,000)	461,000	(1,305,000)	(16,000)	(62,000	)(1)	—	(5,575,000)
Segment assets(1)	9,005,000	14,541,000	3,774,000	1,784,000)	29,520,000		(18,292,000)	40,332,000

(1)
Segment assets represent segment assets, net of intercompany receivables.

(2)
The following sets forth the amounts included in the net loss that was Unallocated Corporate for fiscal years 2011, 2010 and 2009:

	2011	2010	2009
Unallocated net loss:
Income tax benefit	$205,000	$7,000	$23,000
Other	(600,000)	(121,000)	(85,000)

	$(395,000)	$(114,000)	$(62,000)

(3)
The following sets forth the assets that are included in Unallocated Corporate as of December 30, 2011, December 31, 2010 and January 1, 2010.

	2011	2010	2009
Assets:
Cash and cash equivalents	$2,378,000	$6,169,000	$8,207,000
Prepaid expenses	1,268,000	1,211,000	1,258,000
Intercompany receivables	117,937,000	114,703,000	111,466,000
Income tax receivable	—	—	51,000
Other receivables	41,000	75,000	67,000
Equipment and leasehold improvements, net	329,000	380,000	458,000
Investments in subsidiaries	23,130,000	20,396,000	18,293,000
Other assets	5,194,000	716,000	1,187,000

	$150,277,000	$143,650,000	$140,987,000

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2011, 2010 and 2009

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

        In accordance with accounting standards regarding loss contingencies, the Company accrues an undiscounted liability for those contingencies where the incurrence of a loss is probable and the amount can be reasonably estimated, and discloses the amount accrued and an estimate of any reasonably possible loss in excess of the amount accrued, if such disclosure is necessary for the Company's financial statements not to be misleading. The Company does not accrue liabilities when the likelihood that the liability has been incurred is probable but the amount cannot be reasonably estimated, or when the liability is believed to be only reasonably possible or remote.

        Because litigation outcomes are inherently unpredictable, the Company's evaluation of legal proceedings often involves a series of complex assessments by management about future events and can rely heavily on estimates and assumptions. If the assessments indicate that loss contingencies that could be material to any one of the Company's financial statements are not probable, but are reasonably possible, or are probable, but cannot be estimated, then the Company will disclose the nature of the loss contingencies, together with an estimate of the possible loss or a statement that such loss is not reasonably estimable. While the consequences of certain unresolved proceedings are not presently determinable, and a reasonable estimate of the probable and reasonably possible loss or range of loss in excess of amounts accrued for such proceedings cannot be made, an adverse outcome from such proceedings could have a material adverse effect on the Company's earnings in any given reporting period. However, in the opinion of the Company's management, after consulting with legal counsel, and taking into account insurance coverage, the ultimate liability related to current outstanding claims and lawsuits is not expected to have a material adverse effect on the Company's financial statements.

        French v. Willdan Engineering, Superior Court of California, Riverside County

        In January 1991, the Company was originally retained by the City of Calimesa, California to review and process development plans. The Company has provided plan review continuously since that date under various contracts with the city. As the city receives applications from developers for project approvals, the city forwards the project plans to the Company for processing. The Company processes the plans and the city pays the Company for its services. In August 2008, a suit was filed by a city employee alleging that the city processed development applications without first collecting fees from developers to cover the costs of processing. The suit further alleges that even though the Company performed the work requested by the city, the city should not have paid the Company for its work in advance of collecting the developers' fees. The complaint was amended by the plaintiff in May 2010 to provide additional details and the Company filed an answer to the complaint. The plaintiff seeks to recover for the city amounts paid to the Company for processing project plans for which the developer fees have not been paid. The City of Calimesa has not requested any refunds from the Company or joined in the litigation, and the city continues to retain the Company's services. On January 11, 2012, this suit proceeded to trial where the Company prevailed.

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2011, 2010 and 2009

15. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

        The tables below reflect selected quarterly information for the fiscal years ended December 30, 2011 and December 31, 2010.

	Fiscal Three Months Ended
	April 1, 2011	July 1, 2011	September 30, 2011	December 30, 2011
	(in thousands except per share amounts)
Contract revenue	$22,742	$25,812	$28,605	$30,006
(Loss) income from operations	(280)	954	2,380	347
Income tax expense	—	199	203	1,098
Net (loss) income	(291)	735	2,165	(779)
(Loss) earnings per share:
Basic	$(0.04)	$0.10	$0.30	$(0.11)
Diluted	$(0.04)	$0.10	$0.29	$(0.11)
Weighted-average shares outstanding:
Basic	7,251	7,257	7,267	7,273
Diluted	7,251	7,471	7,468	7,273

	Fiscal Three Months Ended
	April 2, 2010	July 2, 2010	October 1, 2010	December 31, 2010
	(in thousands except per share amounts)
Contract revenue	$16,951	$20,367	$20,706	$19,872
Income from operations	385	1,265	1,394	30
Income tax expense (benefit)	—	—	595	(251)
Net income	392	1,258	788	282
Earnings per share:
Basic and diluted	$0.05	$0.17	$0.11	$0.04
Weighted-average shares outstanding: Basic	7,223	7,229	7,236	7,245
Diluted	7,230	7,252	7,318	7,380