Form 10-Q
period 2012-03-30
Willdan Group, Inc.
filed 2012-05-14
CIK 1370450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2012

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

As of May 7, 2012, there were 7,296,585 shares of common stock, $0.01 par value per share, of Willdan Group, Inc. issued and outstanding.

WILLDAN GROUP, INC.
FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 30, 2012	December 30, 2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,008,000	$3,001,000
Accounts receivable, net of allowance for doubtful accounts of $479,000 and $421,000 at March 30, 2012 and December 30, 2011, respectively	14,550,000	16,782,000
Costs and estimated earnings in excess of billings on uncompleted contracts	23,964,000	20,672,000
Other receivables	77,000	175,000
Prepaid expenses and other current assets	1,695,000	1,724,000
Total current assets	45,294,000	42,354,000

Equipment and leasehold improvements, net	1,119,000	1,217,000
Goodwill	15,208,000	15,208,000
Other intangible assets, net	39,000	49,000
Other assets	450,000	383,000
Deferred income taxes, net of current portion	5,100,000	5,100,000
Total assets	$67,210,000	$64,311,000

Liabilities and Stockholders’ Equity
Current liabilities:
Excess of outstanding checks over bank balance	$2,167,000	$1,777,000
Borrowings under line of credit	3,000,000	256,000
Accounts payable	10,496,000	8,182,000
Accrued liabilities	8,821,000	10,192,000
Billings in excess of costs and estimated earnings on uncompleted contracts	1,187,000	752,000
Current portion of notes payable	360,000	600,000
Current portion of capital lease obligations	148,000	163,000
Current portion of deferred income taxes	7,349,000	7,349,000
Total current liabilities	33,528,000	29,271,000

Notes payable, less current portion	60,000	77,000
Capital lease obligations, less current portion	113,000	136,000
Deferred lease obligations	498,000	534,000
Total liabilities	34,199,000	30,018,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized: 7,297,000 and 7,274,000 shares issued and outstanding at March 30, 2012 and December 30, 2011, respectively	73,000	73,000
Additional paid-in capital	34,194,000	34,065,000
Accumulated (deficit) earnings	(1,256,000)	155,000
Total stockholders’ equity	33,011,000	34,293,000
Total liabilities and stockholders’ equity	$67,210,000	$64,311,000

See accompanying notes to condensed consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 30,	April 1,
	2012	2011

Contract revenue	$25,468,000	$22,742,000

Direct costs of contract revenue (exclusive of depreciation and amortization shown separately below):
Salaries and wages	5,957,000	6,371,000
Subconsultant services	10,930,000	7,226,000
Other direct costs, net	307,000	(34,000)
Total direct costs of contract revenue	17,194,000	13,563,000

General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	6,428,000	5,561,000
Facilities and facilities related	1,195,000	1,078,000
Stock-based compensation	54,000	54,000
Depreciation and amortization	174,000	257,000
Other	2,740,000	2,509,000
Total general and administrative expenses	10,591,000	9,459,000
Loss from operations	(2,317,000)	(280,000)

Other (expense) income, net:
Interest income	1,000	2,000
Interest expense	(22,000)	(18,000)
Other, net	—	5,000
Total other expense, net	(21,000)	(11,000)
Loss before income taxes	(2,338,000)	(291,000)

Income tax (benefit) expense	(927,000)	—
Net loss	$(1,411,000)	$(291,000)

Loss per share:
Basic and diluted	$(0.19)	$(0.04)

Weighted-average shares outstanding:
Basic	7,291,000	7,251,000
Diluted	7,291,000	7,251,000

See accompanying notes to condensed consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 30, 2012	April 1, 2011
Cash flows from operating activities:
Net loss	$(1,411,000)	$(291,000)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	191,000	274,000
Lease abandonment expense, net	4,000	13,000
Gain (loss) on sale of equipment	—	(2,000)
Provision for doubtful accounts	58,000	10,000
Stock-based compensation	54,000	54,000
Changes in operating assets and liabilities:
Accounts receivable	2,174,000	729,000
Costs and estimated earnings in excess of billings on uncompleted contracts	(3,292,000)	(630,000)
Other receivables	98,000	66,000
Prepaid expenses and other current assets	29,000	176,000
Other assets	(67,000)	10,000
Accounts payable	2,314,000	(750,000)
Accrued liabilities	(1,371,000)	239,000
Billings in excess of costs and estimated earnings on uncompleted contracts	435,000	805,000
Deferred lease obligations	(40,000)	(33,000)
Net cash (used in) provided by operating activities	(824,000)	670,000

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(73,000)	(201,000)
Proceeds from sale of equipment	—	1,000
Net cash used in investing activities	(73,000)	(200,000)

Cash flows from financing activities:
Changes in excess of outstanding checks over bank balance	390,000	(117,000)
Payments on notes payable	(257,000)	(35,000)
Proceeds from notes payable	—	23,000
Borrowings under line of credit	5,469,000	7,237,000
Repayments on line of credit	(2,725,000)	(7,029,000)
Principal payments on capital lease obligations	(48,000)	(48,000)
Proceeds from stock option exercise	10,000	—
Proceeds from sales of common stock under employee stock purchase plan	65,000	42,000
Net cash provided by financing activities	2,904,000	73,000
Net increase in cash and cash equivalents	2,007,000	543,000
Cash and cash equivalents at beginning of the period	3,001,000	6,642,000
Cash and cash equivalents at end of the period	$5,008,000	$7,185,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$21,000	$23,000
Income taxes	17,000	—

Supplemental disclosures of noncash investing and financing activities:
Equipment acquired under capital lease obligations	$10,000	$103,000

See accompanying notes to condensed consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 30, 2012
(Unaudited)

1.                      BASIS OF PRESENTATION, ORGANIZATION AND OPERATIONS OF THE COMPANY

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments, which consist of only normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the consolidated results for the interim periods presented.  Results for the interim periods are not necessarily indicative of results for the full year. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  The consolidated financial statements should be read in conjunction with Willdan Group, Inc.’s 2011 Annual Report on Form 10-K filed on March 29, 2012.

Nature of Business

Willdan Group, Inc. and subsidiaries (“Willdan Group” or the “Company”) is a provider of professional technical and consulting services to public agencies at all levels of government, public and private utilities and commercial and industrial firms in California and New York. The Company also has operations in Arizona, Florida, Texas, Washington and Washington, D.C. The Company enables these entities to provide a wide range of specialized services without having to incur and maintain the overhead necessary to develop staffing in-house. The Company provides a broad range of complementary services including engineering and planning, energy efficiency and sustainability, economic and financial consulting, and national preparedness and interoperability. The Company’s clients primarily consist of public and governmental agencies, including cities, counties, public utilities, redevelopment agencies, water districts, school districts and universities, state agencies, federal agencies, a variety of other special districts and agencies, private utilities and industry and tribal governments.

Principles of Consolidation

The consolidated financial statements include the accounts of Willdan Group, Inc. and its wholly owned subsidiaries, Willdan Engineering, Willdan Energy Solutions, Public Agency Resources, Willdan Financial Services and Willdan Homeland Solutions. All significant intercompany balances and transactions have been eliminated in consolidation.

Accounting for Contracts

The Company enters into contracts with its clients that contain three principal types of pricing provisions: fixed price, time-and-materials, and unit-based. Revenue on fixed price contracts is recognized on the percentage-of-completion method based generally on the ratio of direct costs (primarily exclusive of depreciation and amortization costs) incurred to date to estimated total direct costs at completion. Revenue on time-and-materials and unit-based contracts is recognized as the work is performed in accordance with the specific terms of the contract. Contracts that provide for multiple services or deliverables are evaluated as multiple element arrangements to determine the appropriate unit of accounting, allocation of contract value, and method of revenue recognition for each element. Revenue for amounts that have been billed but not earned is deferred and such deferred revenue is referred to as billings in excess of costs and estimated earnings on uncompleted contracts in the accompanying consolidated balance sheets.

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

The value of retainage is included in accounts receivable in the accompanying consolidated financial statements. Retainage represents the billed amount that is retained by the customer, in accordance with the terms of the contract, generally until performance is substantially complete.  At March 30, 2012 and December 30, 2011, the Company had retained accounts receivable of approximately $973,000 and $579,000, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash, cash equivalents, accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, other receivables, prepaid expenses and other current assets, excess of outstanding checks over bank balance, accounts payable, accrued liabilities and billings in excess of costs and estimated earnings on uncompleted contracts and approximate their fair values because of the relatively short period of time between the origination of these instruments and their expected realization or payment. The carrying amounts of debt obligations approximate their fair values since the terms are comparable to terms currently offered by local lending institutions for loans of similar terms to companies with comparable credit risk.

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

Liquidity

The Company had $5.0 million of cash and cash equivalents as of March 30, 2012. The Company’s primary sources of liquidity are cash generated from operations and funds available under its revolving line of credit with Wells Fargo Bank, National Association (“Wells Fargo”), which matures on April 1, 2013. While the Company believes that its cash and cash equivalents on hand, cash generated by operating activities and funds available under its line of credit will be sufficient to finance its operating activities for at least the next 12 months, if the Company does experience a cash flow shortage or violate the current terms of its credit agreement, the Company may have difficulty obtaining additional funds on favorable terms, if at all.

2.                      BUSINESS COMBINATION

On June 9, 2008, the Company acquired all of the outstanding stock of Willdan Energy Solutions, formerly known as Intergy Corporation, a California—based consulting company that assists companies, institutions and agencies with planning and implementing their energy efficiency, water conservation and renewable energy strategies. The acquisition cost recorded by the Company as of March 30, 2012 was $17.9 million, consisting of $9.9 million in cash paid at closing, a $0.2 million net asset value adjustment, a guaranteed payment of $1.0 million in cash paid in June 2009, an earn-out payment of $1.3 million paid in August 2009, an earn-out payment of $2.1 million paid in September 2010, an earn-out payment of $2.7 million paid in August 2011 and $0.7 million in transaction costs. The final earn-out payment was required because Willdan Energy Solutions achieved certain financial targets over the twelve month period ending July 1, 2011. The Company has recorded $15.2 million of goodwill associated with the acquisition through March 30, 2012.

3.                      GOODWILL AND OTHER INTANGIBLE ASSETS

As of March 30, 2012 and December 30, 2011, the Company had $15.2 million of goodwill, all of which relates to the Energy Solutions reporting unit, which comprises the Energy Efficiency Services reporting segment.

The gross amounts and accumulated amortization of the Company’s acquired identifiable intangible assets with finite useful lives as of March 30, 2012 and December 30, 2011, included in intangible assets, net in the accompanying consolidated balance sheets, were as follows:

	March 30, 2012		December 30, 2011
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization	Amortization Period (yrs)
Backlog	$920,000	$920,000	$920,000	$920,000	1
Training materials/courses	282,000	243,000	282,000	233,000	5
Non-compete agreements	30,000	30,000	30,000	30,000	3
	$1,232,000	$1,193,000	$1,232,000	$1,183,000

The Company’s amortization expense for acquired identifiable intangible assets with finite useful lives was $10,000 for the fiscal three months ended March 30, 2012, as compared to $13,000 for the fiscal three months ended April 1, 2011.  Estimated amortization expense for acquired identifiable intangible assets for the remainder of fiscal 2012 and the succeeding years is as follows:

Fiscal year:
2012	$27,000
2013	12,000
$39,000

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

The following table sets forth the number of weighted-average shares used to compute basic and diluted EPS:

	Three Months Ended
	March 30, 2012	April 1, 2011

Net loss	$(1,411,000)	$(291,000)

Weighted-average common shares outstanding	7,291,000	7,251,000
Effect of dilutive stock options	—	—
Weighted-average common stock outstanding-diluted	7,291,000	7,251,000

Loss per share:
Basic and diluted	$(0.19)	$(0.04)

For the three months ended March 30, 2012, 456,000 options were excluded from the calculation of dilutive potential common shares, compared to 232,000 options for the same period last year. These options were not included in the computation of dilutive potential common shares because of the net loss position or the assumed proceeds per share exceeded the average market price per share for the periods. Accordingly, the inclusion of these options would have been anti-dilutive. For periods in which the Company incurs net losses, dilutive potential common shares are excluded as they would be anti-dilutive.

5.                      EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consist of the following:

	March 30, 2012	December 30, 2011
Furniture and fixtures	$3,422,000	$3,393,000
Computer hardware and software	6,294,000	6,279,000
Leasehold improvements	800,000	787,000
Equipment under capital leases	831,000	821,000
Automobiles, trucks, and field equipment	543,000	543,000
	11,890,000	11,823,000
Accumulated depreciation and amortization	(10,771,000)	(10,606,000)
Equipment and leasehold improvements, net	$1,119,000	$1,217,000

6.                      ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	March 30, 2012	December 30, 2011
Accrued bonuses	$22,000	$944,000
Paid leave bank	1,623,000	1,415,000
Compensation and payroll taxes	1,669,000	770,000
Accrued legal	62,000	101,000
Accrued workers’ compensation insurance	32,000	24,000
Accrued rent	327,000	320,000
Employee withholdings	309,000	234,000
Client deposits	108,000	247,000
Unvouchered accounts payable	5,560,000	6,083,000
Other	(891,000)	54,000
Total accrued liabilities	$8,821,000	$10,192,000

7.                      LINE OF CREDIT

The Company currently has a revolving credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”), which was entered into on December 23, 2011 and became effective as of January 1, 2012. The credit agreement replaces the Company’s prior credit facility with Wells Fargo that expired on January 1, 2012.  There were $3.0 million of outstanding borrowings under this agreement as of March 30, 2012.

The Company’s credit agreement with Wells Fargo provides for a $5.0 million revolving line of credit, including a $5.0 million standby letter of credit sub-facility, and matures on April 1, 2013. Loans made under the revolving line of credit will accrue interest at either (i) a floating rate equal to the prime rate in effect from time to time or (ii) a fixed rate of 2.25% above LIBOR, with the interest rate to be selected by the Company.

Borrowings under the revolving line of credit are guaranteed by all of the Company’s subsidiaries except Public Agency Resources (the “Guarantors”) and secured by all of the Company’s and the Guarantors’ accounts receivable and other rights to payment, general intangibles, inventory and equipment. Pursuant to the credit agreement, the Company also must pay a 0.25% fee on unused commitments and customary fees on any letters of credit drawn under the facility.

The credit agreement contains customary representations and affirmative covenants, including financial covenants that require the Company to maintain (i) net income after taxes of at least $250,000, measured on a rolling four quarter basis, without losses in two consecutive quarters; (ii) a maximum ratio of total funded debt (measured as the sum of all obligations for borrowed money, including subordinated debt, plus all capital lease obligations) to EBITDA of 1.75 to 1.00, measured quarterly on a rolling four quarter basis; and (iii) a minimum asset coverage ratio of 2.50 to 1.00 as of each quarter end, measured as unrestricted cash plus net-billed accounts receivables divided by amounts outstanding and issued letters of credit under the revolving line of credit.

The credit agreement also includes customary negative covenants, including (i) restrictions on the incurrence of additional indebtedness by the Company or the Guarantors other than purchase money indebtedness not to exceed $2.0 million and indebtedness existing on the date of the credit agreement, (ii) restrictions on the payment of dividends on the Company’s stock and redemptions, repurchases or other acquisitions of the Company’s stock, except that the Company can repurchase stock with an aggregate fair market value up to $5.0 million in any calendar year, and (iii) limitations on asset sales, mergers and acquisitions. In addition, the credit agreement includes customary events of default.

As of March 30, 2012, the Company had breached the net income covenant under the credit agreement because it sustained net losses during the last two quarters.  Wells Fargo has granted the Company a waiver for this breach.  Additionally, the Company’s ratio of total funded debt to EBITDA was 1.70 as of March 30, 2012, limiting its ability to borrow additional funds under its credit facility without violating the maximum ratio of total funded debt to EBITDA of 1.75. If the Company does breach covenants under the credit facility in the future, Wells Fargo is not obligated to provide any waivers or modify the terms of the credit agreement, and could choose to increase the interest rate by 4.0%, make the loans then outstanding under the credit agreement immediately due and payable, and/or terminate its commitments to the Company under the credit agreement.

The Company has also financed, from time to time, insurance premiums by entering into unsecured notes payable with insurance companies. During the Company’s annual insurance renewals in the fourth quarter of the fiscal year ended December 30, 2011, the Company elected to finance its insurance premiums for fiscal 2012.

8.                      COMMITMENTS

Leases

The Company is obligated under capital leases for certain furniture and office equipment that expire at various dates through the year 2015.

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

The Company recorded an income tax benefit of $927,000 for the three months ended March 30, 2012 and an offsetting reduction of other accrued liabilities. No income tax benefit or expense was recorded for the three months ended April 1, 2011.

10.                    SEGMENT INFORMATION

The Company has four reporting segments: Engineering Services, Energy Efficiency Services, Public Finance Services and Homeland Security Services. The Engineering Services segment consists of Willdan Engineering and Public Agency Resources. The Engineering Services segment offers a broad range of engineering and planning services to our public and private sector clients. The Energy Efficiency Services segment, which consists of Willdan Energy Solutions, provides energy efficiency and sustainability consulting services to utilities, state agencies, municipalities, private industry and non-profit organizations. Prior to December 30, 2011, the energy efficiency and sustainability services were aggregated into the Engineering Services segment. Given the manner in which the chief operating decision maker reviews financial results and allocates resources, these services now compromise a separate reporting segment. Segment information for the comparable prior year period has been restated to conform to the Company’s current segment presentation of four operating segments. The Public Finance Services segment, which consists of Willdan Financial Services, provides expertise and support for the various financing techniques employed by public agencies to finance their operations and infrastructure along with the mandated reporting and other requirements associated with these financings. The Homeland Security Services segment, which consists of Willdan Homeland Solutions, provides national preparedness, homeland security consulting, public safety and emergency response services to cities, related municipal service agencies and other entities.

The accounting policies applied to determine the segment information are the same as those described in the summary of significant accounting policies included in the Company’s 2011 Annual Report on Form 10-K filed on March 29, 2012. There were no intersegment sales in the three months ended March 30, 2012. Management evaluates the performance of each segment based upon income or loss from operations before income taxes. Certain segment asset information including expenditures for long-lived assets has not been presented as it is not reported to or reviewed by the chief operating decision maker. In addition, enterprise-wide service line contract revenue is not included as it is impracticable to report this information for each group of similar services.

Financial information with respect to the reportable segments as of and for the fiscal three months ended March 30, 2012 and for the fiscal three months ended April 1, 2011 is as follows:

	Engineering Services	Energy Efficiency Services	Public Finance Services	Homeland Security Services	Unallocated Corporate	Intersegment	Consolidated Total
Fiscal Three Months Ended March 30, 2012
Contract revenue	$7,858,000	$14,340,000	$2,276,000	$994,000	$—	$—	$25,468,000
Segment loss before income taxes	(645,000)	(1,646,000)	175,000	(222,000)	—	—	(2,338,000)
Net loss	(387,000)	(987,000)	102,000	(139,000)	—	—	(1,411,000)
Segment assets(1)	10,318,000	40,008,000	3,315,000	1,978,000	34,720,000	(23,129,000)	67,210,000

Fiscal Three Months Ended April 1, 2011
Contract revenue	$8,742,000	$10,212,000	$2,331,000	$1,457,000	$—	$—	$22,742,000
Segment loss before income taxes	(300,000)	218,000	(81,000)	(128,000)	—	—	(291,000)
Net loss	(300,000)	218,000	(81,000)	(128,000)	—	—	(291,000)
Segment assets(1)	10,094,000	25,639,000	3,928,000	2,498,000	27,904,000	(20,396,000)	49,667,000

(1)   Segment assets represent segment assets, net of intercompany receivables.

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

French v. Willdan Engineering , Superior Court of California, Riverside County

In January 1991, the Company was retained by the City of Calimesa, California to review and process development plans. The Company had provided plan review continuously since that date under various contracts with the city. As the city receives applications from developers for project approvals, the city forwards the project plans to the Company for processing. The Company processes the plans and the city pays the Company for its services. In August 2008, a suit was filed by a city employee alleging that the city processed development applications without first collecting fees from developers to cover the costs of processing. The suit further alleged that even though the Company performed the work requested by the city, the city should not have paid the Company for its work in advance of collecting the developers’ fees. The complaint was amended by the plaintiff in May 2010 to provide additional details and the Company filed an answer to the complaint. The plaintiff sought to recover for the city amounts paid to the Company for processing project plans for which the developer fees have not been paid. The City of Calimesa did not request any refunds from the Company or join in the litigation, and the city continues to retain the Company’s services. On January 11, 2012, this suit proceeded to trial where the Company prevailed.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements included elsewhere in this Quarterly Report and the audited financial statements for the year ended December 30, 2011, included in our Annual Report on Form 10-K (File No. 001-33076).  This Quarterly Report contains, in addition to unaudited historical information, forward-looking statements, which involve risk and uncertainties.  The words “believe,” “expect,” “estimate,” “may,” “will,” “could,” “plan,” or “continue” and similar expressions are intended to identify forward-looking statements.  Our actual results could differ significantly from the results discussed in such forward-looking statements.  Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those discussed under the headings “Item 1A.  Risk Factors” in our 2011 Annual Report on Form 10-K.  Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q.  We undertake no obligation to (and we expressly disclaim any obligation to) revise or update any forward-looking statement, whether as a result of new information, subsequent events, or otherwise (except as may be required by law), in order to reflect any event or circumstance which may arise after the date of this Quarterly Report on Form 10-Q.

Overview

We are a provider of professional technical and consulting services to public agencies at all levels of government, public and private utilities, and commercial and industrial firms. We enable these entities to provide a wide range of specialized services without having to incur and maintain the overhead necessary to develop staffing in-house. We assist our clients with a broad range of complementary services relating to:

•             Engineering and Planning;

•             Energy Efficiency and Sustainability;

•             Economic and Financial Consulting; and

•             National Preparedness and Interoperability

We operate our business through a network of offices located primarily in California and New York. We also have operations in Arizona, Florida, Texas, Washington and Washington, D.C. As of March 30, 2012, we had a staff of 565 which includes licensed engineers and other professionals. Historically, our clients have primarily been public agencies in communities with populations ranging from 10,000 to 300,000 people. We believe communities of this size are underserved by large outsourcing companies that tend to focus on securing large federal and state projects, as well as projects for the private sector. Recently, we have begun to provide increased services to public and private utilities that service major metropolitan communities and commercial and industrial firms, particularly in connection with the growth of our energy efficiency and sustainability services. We seek to establish close working relationships with our clients and expand the breadth and depth of the services we provide to them over time.

While we currently serve communities throughout the country, our business with public agencies is concentrated in California and neighboring states. We provide services to approximately 57% of the 482 cities and over 57% of the 58 counties in California. We also serve special districts, school districts, a range of public agencies and private industry. Our business with public and private utilities is concentrated in California and New York.

We were founded in 1964 and Willdan Group, Inc., a Delaware corporation, was formed in 2006 to serve as our holding company. We consist of a family of wholly owned companies that operate within the following segments for financial reporting purposes:

Engineering Services.    Our Engineering Services segment includes the operations of our subsidiaries, Willdan Engineering and Public Agency Resources (“PARs”). Willdan Engineering provides civil engineering-related and city planning services to our clients. PARs primarily provides staffing to Willdan Engineering.  Contract revenue for the Engineering Services segment represented approximately 30.9% and 38.4% of our consolidated contract revenue for the three months ended March 30, 2012 and April 1, 2011, respectively.

Energy Efficiency Services.   Our Energy Efficiency Services segment consists of the business of our subsidiary, Willdan Energy Solutions, which offers energy efficiency and sustainability consulting services to utilities, public agencies and private industry. Contract revenue for the Energy Efficiency Services segment represented approximately 56.3% and 44.9% of our consolidated contract revenue for the three months ended March 30, 2012 and April 1, 2011, respectively. This segment is currently our largest segment based on contract revenue.

Public Finance Services.    Our Public Finance Services segment consists of the business of our subsidiary, Willdan Financial Services, which offers economic and financial consulting services to public agencies.  Contract revenue for the Public Finance Services segment represented approximately 8.9% and 10.2% of our consolidated contract revenue for the three months ended March 30, 2012 and April 1, 2011, respectively.

Homeland Security Services.    Our Homeland Security Services segment consists of the business of our subsidiary, Willdan Homeland Solutions, which offers national preparedness and interoperability services and communications and technology solutions. Contract revenue for our Homeland Security Services segment represented approximately 3.9% and 6.4% of our consolidated contract revenue for the three months ended March 30, 2012 and April 1, 2011, respectively.

Recent Developments

As of March 30, 2012, we had breached the net income covenant in our revolving credit facility with Wells Fargo because we sustained net losses during the last two quarters. Wells Fargo has granted us a waiver for this breach. Our ratio of funded debt to EBITDA is also approaching the maximum permitted under the facility, restricting our ability to borrow additional funds available under our credit facility.  If we breach covenants under this credit facility in the future and do not receive waivers, Wells Fargo can choose to increase the interest rate of our outstanding indebtedness, accelerate the loans outstanding under the credit facility and/or terminate its commitments under the facility. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Outstanding Indebtedness.”

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

Critical Accounting Policies

This discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the U.S., or GAAP. To prepare these financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses in the reporting period. Our actual results may differ from these estimates. We have provided a summary of our significant accounting policies in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 30, 2011. We describe below those accounting policies that require material subjective or complex judgments and that have the most significant impact on our financial condition and results of operations. Our management evaluates these estimates on an ongoing basis, based upon information currently available and on various assumptions management believes are reasonable as of the date of this report.

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

Goodwill

We test goodwill, at least annually, for possible impairment. Accordingly, we complete our annual testing of goodwill as of the last day of the first month of our fourth fiscal quarter each year to determine whether there is impairment. In addition to our annual test, we regularly evaluate whether events and circumstances have occurred that may indicate a potential impairment of goodwill. We did not recognize any goodwill impairment charges for the fiscal three months ended March 30, 2012 and April 1, 2011.

We test our goodwill for impairment at the level of our reporting units, which are components of our operating segments. The only reporting unit that currently has a material amount of goodwill is Energy Solutions, which comprises our Energy Efficiency Services segment. In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-08 (“ASU 2011-08”), Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This accounting guidance allows companies to perform a qualitative assessment on goodwill impairment to determine whether a quantitative assessment is necessary. The guidance is for goodwill impairment tests performed in interim and annual periods for fiscal years beginning after December 15, 2011. The process of testing goodwill for impairment, pursuant to ASU 2011-08, now involves an optional qualitative assessment on goodwill impairment of our reporting units to determine whether a quantitative assessment is necessary. If a quantitative assessment is warranted, we then determine the fair value of the applicable reporting units. To estimate the fair value of our reporting units, we use both an income approach based on management’s estimates of future cash flows and other market data and a market approach based upon multiples of EBITDA earned by similar public companies. For our annual impairment testing in fiscal 2011, we weighted the income approach and the market approach at 80% and 20%, respectively. The income approach was given a higher weight because it has a more direct correlation to the specific economics of the reporting units than the market approach, which is based on multiples of public companies that, although comparable, may not provide the same mix of services as our reporting units.

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

Inherent in such fair value determinations are significant judgments and estimates, including but not limited to assumptions about our future revenue, profitability and cash flows, our operational plans and our interpretation of current economic indicators and market valuations. To the extent these assumptions are incorrect or economic conditions that would impact the future operations of our reporting units change, our goodwill may be deemed to be impaired, and an impairment charge could result in a material adverse effect on our financial position or results of operation. At our measurement date, the estimated fair value of our Energy Solutions reporting unit exceeded the carrying value. A reduction in estimated fair value of our Energy Solutions reporting unit could result in an impairment charge in future periods.

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

	Fiscal Three Months Ended
Statement of Operations Data	March 30, 2012	April 1, 2011

Contract revenue	100.0%	100.0%
Direct costs of contract revenue (exclusive of depreciation and amortization shown separately below):
Salaries and wages	23.4	28.0
Subconsultant services	42.9	31.8
Other direct costs, net	1.2	(0.1)
Total direct costs of contract revenue	67.5	59.6
General and administrative expenses:
Salaries and wages, payroll taxes, employee benefits	25.2	24.5
Facilities and facility related	4.7	4.7
Stock-based compensation	0.2	0.2
Depreciation and amortization	0.7	1.1
Other	10.8	11.0
Total general and administrative expenses	41.6	41.6
Loss from operations	(9.1)	(1.2)
Other (expense) income:
Interest income	—	—
Interest expense	(0.1)	(0.1)
Other, net	—	—
Total other expense, net	(0.1)	(0.1)
Loss before income taxes	(9.2)	(1.3)
Income tax (benefit) expense	(3.6)	—
Net loss	(5.5)%	(1.3)%

Three Months Ended March 30, 2012 Compared to Three Months Ended April 1, 2011

Contract revenue.    Our contract revenue was $25.5 million for the three months ended March 30, 2012, with $7.9 million attributable to the Engineering Services segment, $14.3 million attributable to the Energy Efficiency Services segment, $2.3 million attributable to the Public Finance Services segment, and $1.0 million attributable to the Homeland Security Services segment. Consolidated contract revenue increased $2.7 million, or 12.0%, to $25.5 million for the three months ended March 30, 2012 from $22.7 million in the three months ended April 1, 2011. This increase was due primarily to an increase of $4.1 million, or 40.4%, in contract revenue of the Energy Efficiency Services segment as a result of the increase in demand for the energy efficiency, sustainability and renewable energy services of our subsidiary, Willdan Energy Solutions. Contract revenue for the Engineering Services segment decreased $0.9 million, or 10.1%, to $7.9 million for the three months ended March 30, 2012 from $8.7 million for the three months ended April 1, 2011. Contract revenue in the Homeland Security Services segment decreased $0.5 million, or 31.8%, to $1.0 million for the three months ended March 30, 2012 from $1.5 million for the three months ended April 1, 2011. Contract revenue for our Public Finance Services segment remained flat for the three months ended March 30, 2012 as compared to the three months ended April 1, 2011.

Contract revenue for the Energy Efficiency Services segment increased primarily because of increased demand for energy efficiency services in the states of California and New York. Contract revenue for the Engineering Services segment continues to be impacted by the decline in the California residential housing market and state and local government budget cuts. A source of revenue in our Engineering Services segment is fees assessed for building permits. Since the second half of fiscal 2007, we have experienced reductions in revenue from these fees because of the slowdown in residential construction in the western United States, and a decline in our other building and safety projects which is both directly and indirectly affected by the housing market. Revenue in the Homeland Security Services segment decreased due to lower levels of activity in the traditional planning, training and exercise consulting services business. Revenue in the Public Finance Services segment remained flat.

Direct costs of contract revenue.    Direct costs of contract revenue were $17.2 million for the three months ended March 30, 2012, with $4.3 million attributable to the Engineering Services segment, $11.6 million attributable to the Energy Efficiency Services segment, $0.8 million attributable to the Public Finance Services segment, and $0.5 million attributable to the Homeland Security Services segment.  Overall, direct costs increased by $3.6 million, or 26.8%, to $17.2 million for the three months ended March 30, 2012, from $13.6 million for the three months ended April 1, 2011.  This increase is primarily attributable to an increase in direct costs within our Energy Efficiency Services segment and our Public Finance Services segment of $4.3 million, or 59.1%, and $0.1 million, or 11.8%, respectively. Direct costs of contract revenue decreased by $0.6 million, or 11.8%, and $0.2 million, or 25.9%, in our Engineering Services and Homeland Security Services segments, respectively.

Direct costs increased primarily as a result of increases in subconsultant services and other direct costs of $3.7 million and $0.3 million, respectively, partially offset by a decrease in salaries and wages of $0.4 million. Within direct costs of contract revenue, salaries and wages decreased to 23.4% of contract revenue for the three months ended March 30, 2012 from 28.0% for the three months ended April 1, 2011 and subconsultant services increased to 42.9% of contract revenue for the three months ended March 30, 2012 from 31.8% of contract revenue for the three months ended April 1, 2011. Subconsultant services increased primarily because of increased demand for the energy efficiency, sustainability and renewable energy services of our subsidiary Willdan Energy Solutions, which generally utilizes a higher percentage of subconsultants than our other subsidiaries. Increased chargeability of labor also shifted more employee related costs to direct costs of contract revenue because we only allocate the portion of salaries and wages related to time spent directly generating revenues to direct costs of contract revenue.

General and administrative expenses.    General and administrative expenses increased by $1.1 million, or 12.0%, to $10.6 million for the three months ended March 30, 2012 from $9.5 million for the three months ended April 1, 2011. This was due primarily to an increase of $1.7 million in general and administrative expenses of the Energy Efficiency Services segment. General and administrative expenses decreased by $0.4 million and $0.2 million, for our Public Finance Services and Homeland Security Services segments, respectively, and remained flat for our Engineering Services segment. Our unallocated corporate expenses also remained flat.  General and administrative expenses as a percentage of contract revenue remained flat for the three months ended March 30, 2012 as compared to the three months ended April 1, 2011.

Of the $1.1 million increase in general and administrative expenses, approximately $0.9 million relates to increases in salaries and wages, payroll taxes and employee benefits. The increase in employee related costs primarily resulted from increased headcount. As discussed above under “—Components of Income and Expense—Direct Costs of Contract Revenue,” we do not allocate that portion of salaries and wages not related to time spent directly generating revenue to direct costs of contract revenue and the greater headcount resulted in more unallocated time. Facilities and facility related expenses increased by $0.1 million. The remaining $0.2 million increase relates to other general and administrative expenses and is primarily attributable to increases in other expenses, professional service fees, and marketing expenses. These increases were partially offset by a decrease of $0.1 million in the amortization expense of acquired intangibles assets.

(Loss) income from operations.     As a result of the above factors, our operating loss was $2.3 million for the three months ended March 30, 2012 as compared to an operating loss of $0.3 million for the three months ended April 1, 2011.  Loss from operations as a percentage of contract revenue was (9.1)% for the three months ended March 30, 2012, as compared to (1.2)% in the prior year period.

Other (expense) income.    Other (expense) income, net essentially remained flat in the three months ended March 30, 2012, as compared to the three months ended April 1, 2011.

Income tax (benefit) expense.     Income tax benefit was $0.9 million for the three months ended March 30, 2012, as compared to no income tax benefit or expense for the three months ended April 1, 2011.

Net (loss) income.    As a result of the above factors, our net loss was $1.4 million for the three months ended March 30, 2012 compared to a net loss of $0.3 million for the three months ended April 1, 2011.

Liquidity and Capital Resources

As of March 30, 2012, we had $5.0 million of cash and cash equivalents.  Our primary sources of liquidity are cash generated from operations and funds available under our revolving line of credit with Wells Fargo Bank, National Association (“Wells Fargo”), which matures on April 1, 2013.  While we believe that our cash and cash equivalents on hand, cash generated by operating activities and funds available under our line of credit will be sufficient to finance our operating activities for at least the next 12 months, if we do experience a cash flow shortage or violate the current terms of our credit agreement, we may have difficulty obtaining additional funds on favorable terms, if at all.

Cash flows from operating activities

Cash flows used in operating activities were $0.8 million for the three months ended March 30, 2012 compared to cash flows provided by operating activities of $0.7 million for the three months ended April 1, 2011.  The cash flows used in operating activities in the three months ended March 30, 2012 were comparatively lower than the cash flows provided by operating activities in the three months ended April 1, 2011, due primarily to a higher net loss, an increase in costs and estimated earnings in excess of billings on uncompleted contracts and a decrease in accrued liabilities, partially offset by a decrease in accounts receivable and an increase in accounts payable.

Cash flows from investing activities

Cash flows used in investing activities were $0.1 million for the three months ended March 30, 2012 and $0.2 million for the three months ended April 1, 2011. Cash flows used in investing activities decreased by $0.1 million primarily due to decreased purchases of equipment and leasehold improvements.

Cash flows from financing activities

Cash flows provided by financing activities were $2.9 million for the three months ended March 30, 2012 compared to $0.1 million provided by financing activities for the three months ended April 1, 2011.  Cash flows provided by financing activities increased by $2.8 million primarily due to increases in net borrowings under the line of credit during the 2012 period.

Outstanding indebtedness

We currently have a revolving credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”), which was entered into on December 23, 2011 and became effective as of January 1, 2012. The credit agreement replaces our prior credit facility with Wells Fargo that expired on January 1, 2012.  There were $3.0 million of outstanding borrowings under this agreement as of March 30, 2012.

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

Borrowings under the revolving line of credit are guaranteed by all of our subsidiaries except Public Agency Resources (the “Guarantors”) and secured by all of our and the Guarantors’ accounts receivable and other rights to payment, general intangibles, inventory and equipment. Pursuant to the credit agreement, we also must pay a 0.25% fee on unused commitments and customary fees on any letters of credit drawn under the facility.

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

As of March 30, 2012, we had breached the net income covenant under the credit agreement because we sustained net losses during the last two quarters.  Wells Fargo has granted us a waiver for this breach.  Additionally, our ratio of total funded debt to EBITDA was 1.70 as of March 30, 2012, limiting our ability to borrow additional funds under our credit facility without violating the maximum ratio of total funded debt to EBITDA of 1.75.(1)  If we breach covenants under the credit facility in the future, Wells Fargo is not obligated to provide any waivers or modify the terms of the credit agreement, and could choose to increase the interest rate by 4.0%, make the loans then outstanding under the credit agreement immediately due and payable, and/or terminate its commitments to us under the credit agreement.

We have also financed, from time to time, insurance premiums by entering into unsecured notes payable with insurance companies. During our annual insurance renewals in the fourth quarter of our fiscal year ended December 30, 2011, we elected to finance our insurance premiums for fiscal 2012.

(1)  If we do not maintain a ratio of total funded debt to EBITDA of 1.75 or lower, determined on a rolling four quarter basis, Wells Fargo may choose to increase the interest rate of our outstanding indebtedness, make any loans outstanding under the credit agreement immediately due and payable and will no longer be obligated to extend further credit to us.  Management therefore believes that presentation of total funded debt to EBITDA is useful to investors because it helps them understand how our total funded debt to EBITDA compares to the financial covenant contained in our credit agreement and whether we are close to violating such covenant.  Management also reviews the ratio of total funded debt to EBITDA, along with the other financial covenants contained in our credit agreement, to ensure it will continue to have access to its financing sources.  Total funded debt is defined as “the sum of all obligations for borrowed money (including subordinated debt)  plus all capital lease obligations,” and EBITDA is defined as “net profit before tax plus interest expense (net of capitalized interest expense), depreciation expense and amortization expense.”  As a result of the definition of total funded debt in our credit agreement, total funded debt represents our total borrowings under our line of credit, letters of credit, notes payable and capital lease obligations as of March 30, 2012.  These definitions may differ from those of other companies reporting similarly named measures.  These measures should be considered in addition to, and not as a substitute for or superior to, other measures of financial performance prepared in accordance with U.S. generally accepted accounting principles, or GAAP.  Total funded debt and EBITDA are not recognized terms under GAAP and do not purport to be alternatives to any GAAP measures.

The following is a calculation of our ratio of total funded debt to EBITDA:

Four Quarters Ended
March 30, 2012

Total funded debt	$3,768,000
EBITDA	2,221,000
Ratio of total funded debt to EBITDA	1.70

The following is a reconciliation of EBITDA to net income:

Four Quarters Ended
March 30, 2012

Net income	$710,000
Income tax expense	573,000
Interest expense	81,000
Interest income	(4,000)
Depreciation and amortization	861,000
EBITDA	$2,221,000

Contractual obligations

We had new capital lease obligations of $10,000 and no other material changes in commitments for long-term debt obligations, operating lease obligations or capital lease obligations as of March 30, 2012, as compared to those disclosed in our table of contractual obligations included in our Annual Report on Form 10-K for the year ended December 30, 2011.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

As of March 30, 2012, the impact of recent accounting pronouncements on the Company is not expected to be material.

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

These statements involve certain known and unknown risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements.  Such risks and uncertainties include, among others, those listed in this report.  The forward-looking statements in this report, as well as subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, are hereby expressly qualified in their entirety by the cautionary statements in this report, including the risk factors in our Form 10-K for the year ended December 30, 2011.  We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances.

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

We had cash and cash equivalents of $5.0 million as of March 30, 2012. This amount includes $2.0 million invested in the Wells Fargo Money Market Mutual Fund and $1.2 million in the Wells Fargo Stage Coach Sweep Investment Account. The balance of $1.8 million represents cash on hand in business checking accounts. Although these investments are subject to variable interest rates, we do not believe we are subject to significant market risk for these short-term investments.

We do not engage in trading activities and do not participate in foreign currency transactions or utilize derivative financial instruments. As of March 30, 2012, we had $3.0 million outstanding debt under our revolving credit facility that bears interest at variable rates.

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

In connection with the preparation of this Quarterly Report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 30, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, as of March 30, 2012. No change in our internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

French v. Willdan Engineering, Superior Court of California, Riverside County

In January 1991, we were originally retained by the City of Calimesa, California to review and process development plans. We have provided plan review continuously since that date under various contracts with the city. As the city receives applications from developers for project approvals, the city forwards the project plans to us for processing. We process the plans and the city pays us for our services. In August 2008, a suit was filed by a city employee alleging that the city processed development applications without first collecting fees from developers to cover the costs of processing. The suit further alleged that even though we performed the work requested by the city, the city should not have paid us for our work in advance of collecting the developers’ fees. The complaint was amended by the plaintiff in May 2010 to provide additional details and we filed an answer to the complaint. The plaintiff sought to recover for the city amounts paid to us for processing project plans for which the developer fees have not been paid. The City of Calimesa did not request any refunds from us or join in the litigation, and the city continues to retain our services. On January 11, 2012, this suit proceeded to trial where we prevailed.

Item 1A.  Risk Factors

We may not be able to obtain capital when desired on favorable terms, if at all, or without dilution to our stockholders, which may impact our ability to execute on our current or future business strategies. Additionally, we recently breached a covenant under our revolving credit agreement with Wells Fargo, and although we received a waiver for such breach, any future violations of covenants would allow Wells Fargo to accelerate the loans outstanding under the credit facility and terminate its commitments under the facility.

We anticipate that our current cash, cash equivalents, cash provided by operating activities and funds available through our revolving credit facility will be sufficient to meet our current and anticipated needs for general corporate purposes during the next 12 months. It is possible, however, that we may not generate sufficient cash flow from operations or otherwise have the capital resources to meet our future capital needs. As of March 30, 2012, we had borrowed $3.0 million of the $5.0 million available under our revolving credit facility with Wells Fargo. We also breached the net income covenant in our revolving credit facility because we sustained net losses during the last two quarters, although Wells Fargo has granted us a waiver for this breach . Our ratio of funded debt to EBITDA is also approaching the maximum permitted under the facility, restricting our ability to borrow additional funds available under our credit facility. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Outstanding Indebtedness.”  If we breach covenants under our revolving credit facility in the future, we cannot provide any assurance that Wells Fargo will continue to make loans under our credit facility, and Wells Fargo could choose to increase the interest rate by 4.0%, accelerate any outstanding loans and/or terminate its commitments under the facility.  If we seek further waivers or modifications, Wells Fargo may require modifications to the facility on terms that are not favorable to us.  Wells Fargo may also refuse to renew the facility when it expires in April 2013.

If funds are no longer available under our credit facility and we do not generate sufficient cash flow from operations or otherwise, we may need additional financing to execute on our current or future business strategies, including hiring additional personnel, developing new or enhancing existing service lines, expanding our business geographically, enhancing our operating infrastructure, acquiring complementary businesses, or otherwise responding to competitive pressures.  We cannot assure you that additional financing will be available to us on favorable terms, or at all. The financial covenants in our revolving credit agreement also restrict our ability to incur additional indebtedness, which may impair our ability to pursue acquisitions or otherwise execute on our business strategies. Furthermore, if we raise additional funds through the issuance of convertible debt or equity securities, the percentage ownership of our stockholders could be significantly diluted, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. If adequate funds are not available or are not available on acceptable terms, if and when needed, our ability to fund our operations, take advantage of strategic opportunities, or otherwise respond to competitive pressures would be significantly limited.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

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
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of March 30, 2012 and December 30, 2011; (ii) the Condensed Consolidated Statements of Operations for the three months ended March 30, 2012; (iii) the Condensed Consolidated Statement of Cash Flows for the three months ended March 30, 2012 and (iv) the Notes to the Condensed Consolidated Financial Statements.

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
Date: May 14, 2012