Form 10-Q
period 2012-06-29
Willdan Group, Inc.
filed 2012-08-13
CIK 1370450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2012

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

As of August 6, 2012, there were 7,296,585 shares of common stock, $0.01 par value per share, of Willdan Group, Inc. issued and outstanding.

WILLDAN GROUP, INC.
FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 29, 2012	December 30, 2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,502,000	$3,001,000
Accounts receivable, net of allowance for doubtful accounts of $537,000 and $421,000 at June 29, 2012 and December 30, 2011, respectively	21,848,000	16,782,000
Costs and estimated earnings in excess of billings on uncompleted contracts	10,606,000	20,672,000
Other receivables	86,000	175,000
Prepaid expenses and other current assets	1,493,000	1,724,000
Total current assets	39,535,000	42,354,000

Equipment and leasehold improvements, net	1,049,000	1,217,000
Goodwill	—	15,208,000
Other intangible assets, net	30,000	49,000
Other assets	349,000	383,000
Deferred income taxes, net of current portion	5,336,000	5,100,000
Total assets	$46,299,000	$64,311,000

Liabilities and Stockholders’ Equity
Current liabilities:
Excess of outstanding checks over bank balance	$1,329,000	$1,777,000
Borrowings under line of credit	3,000,000	256,000
Accounts payable	11,008,000	8,182,000
Accrued liabilities	8,147,000	10,192,000
Billings in excess of costs and estimated earnings on uncompleted contracts	1,815,000	752,000
Current portion of notes payable	146,000	600,000
Current portion of capital lease obligations	132,000	163,000
Current portion of deferred income taxes	4,001,000	7,349,000
Total current liabilities	29,578,000	29,271,000

Notes payable, less current portion	42,000	77,000
Capital lease obligations, less current portion	89,000	136,000
Deferred lease obligations	478,000	534,000
Total liabilities	30,187,000	30,018,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized: 7,297,000 and 7,274,000 shares issued and outstanding at June 29, 2012 and December 30, 2011, respectively	73,000	73,000
Additional paid-in capital	34,271,000	34,065,000
Accumulated (deficit) earnings	(18,232,000)	155,000
Total stockholders’ equity	16,112,000	34,293,000
Total liabilities and stockholders’ equity	$46,299,000	$64,311,000

See accompanying notes to condensed consolidated financial statements.

 WILLDAN GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 29,	July 1,	June 29,	July 1,
	2012	2011	2012	2011

Contract revenue	$23,481,000	$25,812,000	$48,949,000	$48,554,000

Direct costs of contract revenue:
Salaries and wages	5,976,000	6,628,000	11,933,000	12,999,000
Subconsultant services	11,038,000	6,567,000	21,968,000	13,793,000
Other direct costs	102,000	2,321,000	409,000	2,287,000
Total direct costs of contract revenue	17,116,000	15,516,000	34,310,000	29,079,000

General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	5,839,000	5,303,000	12,267,000	10,864,000
Facilities and facilities related	1,240,000	1,319,000	2,435,000	2,397,000
Stock-based compensation	77,000	54,000	131,000	108,000
Depreciation and amortization	181,000	229,000	355,000	486,000
Lease abandonment, net	26,000	—	30,000	—
Impairment of goodwill	15,208,000	—	15,208,000	—
Other	3,377,000	2,437,000	6,113,000	4,946,000
Total general and administrative expenses	25,948,000	9,342,000	36,539,000	18,801,000
(Loss) income from operations	(19,583,000)	954,000	(21,900,000)	674,000

Other income (expense), net:
Interest income	1,000	2,000	2,000	4,000
Interest expense	(30,000)	(14,000)	(52,000)	(32,000)
Other, net	(21,000)	(8,000)	(21,000)	(3,000)
Total other expense, net	(50,000)	(20,000)	(71,000)	(31,000)
(Loss) income before income taxes	(19,633,000)	934,000	(21,971,000)	643,000

Income tax (benefit) expense	(2,657,000)	199,000	(3,584,000)	199,000
Net (loss) income	$(16,976,000)	$735,000	$(18,387,000)	$444,000

(Loss) earnings per share:
Basic and diluted	$(2.33)	$0.10	$(2.52)	$0.06

Weighted-average shares outstanding:
Basic	7,297,000	7,257,000	7,294,000	7,254,000
Diluted	7,297,000	7,471,000	7,294,000	7,476,000

See accompanying notes to condensed consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 29, 2012	July 1, 2011
Cash flows from operating activities:
Net (loss) income	$(18,387,000)	$444,000
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	387,000	519,000
Deferred income taxes	(3,584,000)	—
Impairment of goodwill	15,208,000	—
Lease abandonment expense, net	30,000	9,000
Loss on sale of equipment	22,000	7,000
Provision for doubtful accounts	432,000	64,000
Stock-based compensation	131,000	108,000
Changes in operating assets and liabilities:
Accounts receivable	(5,498,000)	3,148,000
Costs and estimated earnings in excess of billings on uncompleted contracts	10,066,000	(4,340,000)
Other receivables	89,000	3,000
Prepaid expenses and other current assets	231,000	294,000
Other assets	34,000	21,000
Accounts payable	2,826,000	(1,394,000)
Accrued liabilities	(2,045,000)	2,505,000
Billings in excess of costs and estimated earnings on uncompleted contracts	1,063,000	272,000
Deferred lease obligations	(86,000)	(76,000)
Net cash provided by operating activities	919,000	1,584,000

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(220,000)	(263,000)
Proceeds from sale of equipment	8,000	1,000
Net cash used in investing activities	(212,000)	(262,000)

Cash flows from financing activities:
Changes in excess of outstanding checks over bank balance	(448,000)	289,000
Payments on notes payable	(489,000)	(43,000)
Proceeds from notes payable	—	23,000
Borrowings under line of credit	11,663,000	13,667,000
Repayments on line of credit	(8,919,000)	(14,667,000)
Principal payments on capital lease obligations	(88,000)	(101,000)
Proceeds from sales of common stock under employee stock purchase plan	75,000	42,000
Net cash provided by (used in) financing activities	1,794,000	(790,000)
Net increase in cash and cash equivalents	2,501,000	532,000
Cash and cash equivalents at beginning of the period	3,001,000	6,642,000
Cash and cash equivalents at end of the period	$5,502,000	$7,174,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$51,000	$37,000
Income taxes	45,000	18,000

Supplemental disclosures of noncash investing and financing activities:
Equipment acquired under capital lease obligations	$10,000	$103,000
Purchase price payable	—	2,733,000

 See accompanying notes to condensed consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 29, 2012
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

The value of retainage is included in accounts receivable in the accompanying consolidated financial statements. Retainage represents the billed amount that is retained by the customer, in accordance with the terms of the contract, generally until performance is substantially complete.  At June 29, 2012 and December 30, 2011, the Company had retained accounts receivable of approximately $1,086,000 and $579,000, respectively.

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

Liquidity

The Company had $5.5 million of cash and cash equivalents as of June 29, 2012. The Company’s primary source of liquidity is cash generated from operations. The Company also has funds available under its revolving line of credit with Wells Fargo Bank, National Association (“Wells Fargo”), that matures on April 1, 2013, but the Company’s ability to borrow funds under this line of credit is currently subject to Wells Fargo’s discretion. While the Company believes that its cash and cash equivalents on hand and cash generated by operating activities will be sufficient to finance its operating activities for at least the next 12 months, if the Company does experience a cash flow shortage, the Company may have difficulty obtaining additional funds on favorable terms, if at all, to meet its obligations as they come due in the normal course of business.

2.                        BUSINESS COMBINATION

On June 9, 2008, the Company acquired all of the outstanding stock of Willdan Energy Solutions, formerly known as Intergy Corporation, a California—based consulting company that assists companies, institutions and agencies with planning and implementing their energy efficiency, water conservation and renewable energy strategies. The acquisition cost recorded by the Company as of June 29, 2012 was $17.9 million, consisting of $9.9 million in cash paid at closing, a $0.2 million net asset value adjustment, a guaranteed payment of $1.0 million in cash paid in June 2009, an earn-out payment of $1.3 million paid in August 2009, an earn-out payment of $2.1 million paid in September 2010, an earn-out payment of $2.7 million paid in August 2011 and $0.7 million in transaction costs. The earn-out payments were required because Willdan Energy Solutions achieved certain financial targets over the relevant periods. The Company recorded $15.2 million of goodwill in connection with the acquisition, and as of June 29, 2012, this entire goodwill amount had been written off (See Note 3).

3.                        GOODWILL AND OTHER INTANGIBLE ASSETS

As of December 30, 2011, the Company had $15.2 million of goodwill, all of which related to the Energy Solutions reporting unit, which comprises the Energy Efficiency Services reporting segment. During the three months ended June 29, 2012, the Company determined that all such goodwill was impaired resulting in an impairment charge of $15.2 million, and, as of June 29, 2012, the Company had no remaining goodwill.

During the three months ended June 29, 2012, the Company determined that a quantitative assessment of its goodwill was warranted for the Energy Solutions reporting unit.  This assessment indicated that the estimated fair value of the Energy Solutions reporting unit was less than its carrying value.  For this testing, the Company weighted the income approach and the market approach at 80% and 20%, respectively.  The Company further determined that all of the remaining goodwill for the Energy Solutions reporting unit was impaired and recognized an impairment charge of $15.2 million as of June 29, 2012.

The changes in the carrying value of goodwill for the Energy Solutions reporting unit for the six months ended June 29, 2012 were as follows:

	December 30, 2011	Impairment	June 29, 2012
Reporting Unit:
Energy Solutions	$15,208,000	$(15,208,000)	$—

	$15,208,000	$(15,208,000)	$—

The gross amounts and accumulated amortization of the Company’s acquired identifiable intangible assets with finite useful lives as of June 29, 2012 and December 30, 2011, included in intangible assets, net in the accompanying consolidated balance sheets, were as follows:

	June 29, 2012		December 30, 2011
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization	Amortization Period (yrs)
Backlog	$920,000	$920,000	$920,000	$920,000	1
Training materials/courses	282,000	252,000	282,000	233,000	5
Non-compete agreements	30,000	30,000	30,000	30,000	3
	$1,232,000	$1,202,000	$1,232,000	$1,183,000

The Company’s amortization expense for acquired identifiable intangible assets with finite useful lives was $10,000 and $19,000 for the fiscal three and six months ended June 29, 2012, respectively, as compared to $13,000 and $27,000 for the fiscal three and six months ended July 1, 2011.  Estimated amortization expense for acquired identifiable intangible assets for the remainder of fiscal 2012 and the succeeding years is as follows:

Fiscal year:
2012	$18,000
2013	12,000
$30,000

4.                        EARNINGS PER SHARE (EPS)

Basic EPS is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding.  Diluted EPS is computed by dividing net income (loss)by the weighted-average number of common shares outstanding and dilutive potential common shares for the period.  Potential common shares include the weighted-average dilutive effects of outstanding stock options using the treasury stock method.

The following table sets forth the number of weighted-average shares used to compute basic and diluted EPS:

	Three Months Ended		Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011

Net (loss) income	$(16,976,000)	$735,000	$(18,387,000)	$444,000

Weighted-average common shares outstanding-basic	7,297,000	7,257,000	7,294,000	7,254,000
Effect of dilutive stock options	—	214,000	—	222,000
Weighted-average common shares outstanding-diluted	7,297,000	7,471,000	7,294,000	7,476,000

(Loss) earnings per share:
Basic	$(2.33)	$0.10	$(2.52)	$0.06
Diluted	$(2.33)	$0.10	$(2.52)	$0.06

For the three months and six months ended June 29, 2012, 689,000 options were excluded from the calculation of dilutive potential common shares, compared to 302,000 options for the same periods last year. These options were not included in the computation of dilutive potential common shares because of the net loss position for the 2012 periods and because the assumed proceeds per share exceeded the average market price per share for the 2011 periods. Accordingly, the inclusion of these options would have been anti-dilutive. For periods in which the Company incurs net losses, dilutive potential common shares are excluded as they would be anti-dilutive.

5.                        EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consist of the following:

	June 29, 2012	December 30, 2011
Furniture and fixtures	$3,365,000	$3,393,000
Computer hardware and software	6,309,000	6,279,000
Leasehold improvements	813,000	787,000
Equipment under capital leases	785,000	821,000
Automobiles, trucks, and field equipment	475,000	543,000
	11,747,000	11,823,000
Accumulated depreciation and amortization	(10,698,000)	(10,606,000)
Equipment and leasehold improvements, net	$1,049,000	$1,217,000

6.                        ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	June 29, 2012	December 30, 2011
Accrued bonuses	$37,000	$944,000
Paid leave bank	1,554,000	1,415,000
Compensation and payroll taxes	794,000	770,000
Accrued legal	112,000	101,000
Accrued workers’ compensation insurance	75,000	24,000
Accrued rent	350,000	320,000
Employee withholdings	262,000	234,000
Client deposits	122,000	247,000
Unvouchered accounts payable	4,875,000	6,083,000
Other	(34,000)	54,000
Total accrued liabilities	$8,147,000	$10,192,000

7.                        LINE OF CREDIT

The Company currently has a revolving credit agreement with Wells Fargo, which was entered into on December 23, 2011 and became effective as of January 1, 2012. The credit agreement replaces the Company’s prior credit facility with Wells Fargo that expired on January 1, 2012.  There were $3.0 million of outstanding borrowings under this agreement as of June 29, 2012.

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

As of June 29, 2012, the Company had breached the net income covenant under the credit agreement because it did not have net income of at least $250,000 measured on a rolling four quarter basis and it sustained net losses during the last two quarters.  Additionally, the Company’s ratio of total funded debt to EBITDA violated the limits permitted under the credit agreement.  Because of these covenant breaches, the Company’s ability to borrow additional funds under the credit agreement is currently subject to Wells Fargo’s discretion and Wells Fargo could choose to increase the interest rate by 4.0%, make the loans outstanding under the credit agreement immediately due and payable, and/or terminate its commitments to the Company under the credit agreement. Although the Company is seeking a waiver for these covenant breaches and is seeking to amend certain covenants in the credit agreement, Wells Fargo is not obligated to provide any waiver for current or future covenant breaches or modify the terms of the credit agreement.

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

The Company recorded an income tax benefit of $2.7 million and $3.6 million for the three and six months ended June 29, 2012, respectively, as compared to income tax expense of $0.2 million for the three and six months ended July 1, 2011. The tax benefit is attributable to the $15.2 million of goodwill impairment and operating losses of $6.6 million offset by a valuation allowance of $5.3 million which was recorded during the three months ended June 29, 2012 due to the uncertainty of realization of deferred tax assets. The effective tax rates for the three and six months ended June 29, 2012 differ from the U.S. federal statutory rate of 35% primarily due to state income tax rates, permanent items that are not deductible for U.S. tax purposes, and the establishment of the valuation allowance during the three months ended June 29, 2012.

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

The accounting policies applied to determine the segment information are the same as those described in the summary of significant accounting policies included in the Company’s 2011 Annual Report on Form 10-K filed on March 29, 2012. There were no intersegment sales in the three and six months ended June 29, 2012. Management evaluates the performance of each segment based upon income or loss from operations before income taxes. Certain segment asset information including expenditures for long-lived assets has not been presented as it is not reported to or reviewed by the chief operating decision maker. In addition, enterprise-wide service line contract revenue is not included as it is impracticable to report this information for each group of similar services.

Financial information with respect to the reportable segments as of and for the fiscal three and six months ended June 29, 2012 and for the fiscal three and six months ended July 1, 2011 is as follows:

	Engineering Services	Energy Efficiency Services	Public Finance Services	Homeland Security Services	Unallocated Corporate	Intersegment	Consolidated Total
Fiscal Three Months Ended June 29, 2012
Contract revenue	$8,281,000	$11,578,000	$2,603,000	$1,019,000	$—	$—	$23,481,000
Segment (loss) profit before income taxes	(565,000)	(19,065,000)	143,000	(146,000)	—	—	(19,633,000)
Net (loss) income	(400,000)	(16,583,000)	94,000	(87,000)	—	—	(16,976,000)
Segment assets(1)	9,643,000	19,464,000	3,470,000	1,821,000	35,030,000	(23,129,000)	46,299,000

Fiscal Three Months Ended July 1, 2011
Contract revenue	$8,842,000	$12,772,000	$2,549,000	$1,649,000	$—	$—	$25,812,000
Segment profit (loss) before income taxes	162,000	635,000	230,000	(93,000)	—	—	934,000
Net income (loss)	179,000	428,000	187,000	(59,000)	—	—	735,000
Segment assets(1)	9,363,000	30,134,000	3,892,000	1,958,000	31,150,000	(23,129,000)	53,368,000

Fiscal Six Months Ended June 29, 2012
Contract revenue	$16,140,000	$25,918,000	$4,879,000	$2,012,000	$—	$—	$48,949,000
Segment (loss) profit before income taxes	(1,209,000)	(20,711,000)	317,000	(368,000)	—	—	(21,971,000)
Net (loss) income	(785,000)	(17,570,000)	195,000	(227,000)	—	—	(18,387,000)
Segment assets(1)	9,643,000	19,464,000	3,470,000	1,821,000	35,030,000	(23,129,000)	46,299,000

Fiscal Six Months Ended July 1, 2011
Contract revenue	$17,584,000	$22,984,000	$4,880,000	$3,106,000	$—	$—	$48,554,000
Segment (loss) profit before income taxes	(138,000)	852,000	149,000	(220,000)	—	—	643,000
Net (loss) income	(121,000)	646,000	106,000	(187,000)	—	—	444,000
Segment assets(1)	9,363,000	30,134,000	3,892,000	1,958,000	31,150,000	(23,129,000)	53,368,000

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

French v. Willdan Engineering, Superior Court of California, Riverside County

In January 1991, the Company was retained by the City of Calimesa, California to review and process development plans.  The Company had provided plan review continuously since that date under various contracts with the city. As the city receives applications from developers for project approvals, the city forwards the project plans to the Company for processing. The Company processes the plans and the city pays the Company for its services. In August 2008, a suit was filed by a city employee alleging that the city processed development applications without first collecting fees from developers to cover the costs of processing. The suit further alleged that even though the Company performed the work requested by the city, the city should not have paid the Company for its work in advance of collecting the developers’ fees. The plaintiff sought to recover for the city amounts paid to the Company for processing project plans for which the developer fees have not been paid. On January 11, 2012, this suit proceeded to trial where the Company prevailed. The plaintiff has filed an appeal.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements included elsewhere in this Quarterly Report and the audited financial statements for the year ended December 30, 2011, included in our Annual Report on Form 10-K (File No. 001-33076).  This Quarterly Report contains, in addition to unaudited historical information, forward-looking statements, which involve risk and uncertainties.  The words “believe,” “expect,” “estimate,” “may,” “will,” “could,” “plan,” or “continue” and similar expressions are intended to identify forward-looking statements.  Our actual results could differ significantly from the results discussed in such forward-looking statements.  Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those discussed under the headings “Risk Factors” in our 2011 Annual Report on Form 10-K, our Quarterly Report on Form 10-Q for the quarter ended March 30, 2012 and this Quarterly Report on Form 10-Q.  Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q.  We undertake no obligation to (and we expressly disclaim any obligation to) revise or update any forward-looking statement, whether as a result of new information, subsequent events, or otherwise (except as may be required by law), in order to reflect any event or circumstance which may arise after the date of this Quarterly Report on Form 10-Q.

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

•              Engineering and Planning;

•              Energy Efficiency and Sustainability;

•              Economic and Financial Consulting; and

•              National Preparedness and Interoperability

We operate our business through a network of offices located primarily in California and New York. We also have operations in Arizona, Florida, Texas, Washington and Washington, D.C. As of June 29, 2012, we had a staff of 512 which includes licensed engineers and other professionals. Historically, our clients have primarily been public agencies in communities with populations ranging from 10,000 to 300,000 people. We believe communities of this size are underserved by large outsourcing companies that tend to focus on securing large federal and state projects, as well as projects for the private sector. Recently, we have begun to provide increased services to public and private utilities that service major metropolitan communities and commercial and industrial firms, particularly in connection with the growth of our energy efficiency and sustainability services. We seek to establish close working relationships with our clients and expand the breadth and depth of the services we provide to them over time.

While we currently serve communities throughout the country, our business with public agencies is concentrated in California and neighboring states. We provide services to approximately 58% of the 482 cities and over 62% of the 58 counties in California. We also serve special districts, school districts, a range of public agencies and private industry. Our business with public and private utilities is concentrated in California and New York.

We were founded in 1964 and Willdan Group, Inc., a Delaware corporation, was formed in 2006 to serve as our holding company. We consist of a family of wholly owned companies that operate within the following segments for financial reporting purposes:

Engineering Services.    Our Engineering Services segment includes the operations of our subsidiaries, Willdan Engineering and Public Agency Resources (“PARs”). Willdan Engineering provides civil engineering-related and city planning services to our clients. PARs primarily provides staffing to Willdan Engineering.  Contract revenue for the Engineering Services segment represented approximately 33.0% and 36.2% of our consolidated contract revenue for the six months ended June 29, 2012 and July 1, 2011, respectively.

Energy Efficiency Services.   Our Energy Efficiency Services segment consists of the business of our subsidiary, Willdan Energy Solutions, which offers energy efficiency and sustainability consulting services to utilities, public agencies and private industry. Contract revenue for the Energy Efficiency segment grew 12.8% to $25.9 million for the six months ended June 29, 2012, as compared to $23.0 million for our consolidated contract revenue for the six months ended July 1, 2011. This segment is currently our largest segment based on contract revenue, representing approximately 52.9% and 47.3% of our consolidated contract revenue for the six months ended June 29, 2012 and July 1, 2011, respectively.

Public Finance Services.    Our Public Finance Services segment consists of the business of our subsidiary, Willdan Financial Services, which offers economic and financial consulting services to public agencies.  Contract revenue for the Public Finance Services segment represented approximately 10.0% and 10.1% of our consolidated contract revenue for the six months ended June 29, 2012 and July 1, 2011, respectively.

Homeland Security Services.    Our Homeland Security Services segment consists of the business of our subsidiary, Willdan Homeland Solutions, which offers national preparedness and interoperability services and communications and technology solutions. Contract revenue for our Homeland Security Services segment represented approximately 4.1% and 6.4% of our consolidated contract revenue for the six months ended June 29, 2012 and July 1, 2011, respectively.

Recent Developments

Revolving Credit Facility.   As of June 29, 2012, we had breached the net income covenant under our credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”) because we did not have net income of at least $250,000 measured on a rolling four quarter basis and we sustained net losses during the last two quarters.  Additionally, our ratio of total funded debt to EBITDA violated the limits permitted under the credit agreement.  Because of these covenant breaches, our ability to borrow additional funds under the credit agreement is currently subject to Wells Fargo’s discretion and Wells Fargo could choose to increase the interest rate by 4.0%, make the loans outstanding under the credit agreement immediately due and payable, and/or terminate its commitments to us under the credit agreement. Although we are seeking a waiver for these covenant breaches and are seeking to amend certain covenants in the credit agreement, Wells Fargo is not obligated to provide any waiver for current or future covenant breaches or modify the terms of the credit agreement.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Outstanding Indebtedness.”

Impairment Charges.  During the three months ended June 29, 2012, we determined that a quantitative assessment of our goodwill was warranted for the Energy Solutions reporting unit.  This assessment indicated that the estimated fair value of such reporting unit was less than its carrying value.  For this testing, we weighted the income approach and the market approach at 80% and 20%, respectively.  We further determined that all of the remaining goodwill for the Energy Solutions reporting unit was impaired and recognized an impairment charge of $15.2 million as of June 29, 2012.

Components of Income and Expense

Contract Revenue

We provide our services under contracts, purchase orders or retainer letters. The contracts we enter into with our clients contain three principal types of pricing provisions: time and materials, unit based, and fixed price. Revenue on our time and materials and unit based contracts are recognized as the work is performed in accordance with specific terms of the contract. Approximately 35.0% of our contracts are based on contractual rates per hour plus costs incurred. Some of these contracts include maximum contract prices, but the majority of these contracts are not expected to exceed the maximum. Contract revenue on our fixed price contracts is determined on the percentage of completion method based generally on the ratio of direct costs incurred to date to estimated total direct costs at completion. Many of our fixed price contracts are relatively short in duration, thereby lowering the risks of not properly estimating the percent complete.

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

General and Administrative Expenses

General and administrative expenses include the costs of the marketing and support staffs, other marketing expenses, management and administrative personnel costs, payroll taxes, bonuses and employee benefits for all of our employees and the portion of salaries and wages not allocated to direct costs of contract revenue for those employees who provide our services. General and administrative expenses also include facility costs, depreciation and amortization, professional services, legal and accounting fees and administrative operating costs. Within general and administrative expenses, “Other” includes expenses such as provision for billed or unbilled receivables, professional services, legal and accounting, computer costs, travel and entertainment and marketing costs. We expense general and administrative costs when incurred.

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

Goodwill

We test goodwill, at least annually, for possible impairment. Accordingly, we complete our annual testing of goodwill as of the last day of the first month of our fourth fiscal quarter each year to determine whether there is impairment. In addition to our annual test, we regularly evaluate whether events and circumstances have occurred that may indicate a potential impairment of goodwill. We recognized a goodwill impairment charge of $15.2 million related to our Energy Solutions reporting unit for the fiscal three months ended June 29, 2012.  Following this impairment charge, none of our reporting units have any goodwill remaining.

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

Inherent in such fair value determinations are significant judgments and estimates, including but not limited to assumptions about our future revenue, profitability and cash flows, our operational plans and our interpretation of current economic indicators and market valuations. To the extent these assumptions are incorrect or economic conditions that would impact the future operations of our reporting units change, any goodwill may be deemed to be impaired, and an impairment charge could result in a material adverse effect on our financial position or results of operation.

During the three months ended June 29, 2012, we determined that a quantitative assessment of our goodwill was warranted for the Energy Solutions reporting unit.  This assessment indicated that the estimated fair value of such reporting unit was less than its carrying value.  For this testing, we weighted the income approach and the market approach at 80% and 20%, respectively.  We further determined that all of the remaining goodwill for the Energy Solutions reporting unit was impaired and recognized an impairment charge of $15.2 million as of June 29, 2012.

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

	Fiscal Three Months Ended		Fiscal Six Months Ended
Statement of Operations Data	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011

Contract revenue	100.0%	100.0%	100.0%	100.0%
Direct costs of contract revenue:
Salaries and wages	25.5	25.7	24.4	26.8
Subconsultant services	47.0	25.4	44.9	28.4
Other direct costs, net	0.4	9.0	0.8	4.7
Total direct costs of contract revenue	72.9	60.1	70.1	59.9
General and administrative expenses:
Salaries and wages, payroll taxes, employee benefits	24.9	20.5	25.1	22.4
Facilities and facilities related	5.3	5.1	5.0	4.9
Stock-based compensation	0.3	0.3	0.3	0.2
Depreciation and amortization	0.8	0.9	0.7	1.0
Lease abandonment	0.1	—	0.1	—
Impairment of goodwill	64.8	—	31.1	—
Other	14.4	9.4	12.5	10.2
Total general and administrative expenses	110.5	36.2	74.6	38.7
(Loss) income from operations	(83.4)	3.7	(44.7)	1.4
Other income (expense):
Interest income	—	—	—	—
Interest expense	(0.1)	(0.1)	(0.1)	(0.1)
Other, net	(0.1)	—	—	—
Total other income (expense), net	(0.2)	(0.1)	(0.1)	(0.1)
(Loss) income before income tax expense	(83.6)	3.6	(44.9)	1.3
Income tax (benefit) expense	(11.3)	0.8	(7.3)	0.4
Net (loss) income	(72.3)%	2.8%	(37.6)%	0.9%

Three Months Ended June 29, 2012 Compared to Three Months Ended July 1, 2011

Contract revenue.    Our contract revenue was $23.5 million for the three months ended June 29, 2012, with $8.3 million attributable to the Engineering Services segment, $11.6 million attributable to the Energy Efficiency Services segment, $2.6 million attributable to the Public Finance Services segment, and $1.0 million attributable to the Homeland Security Services segment. Consolidated contract revenue decreased $2.3 million, or 9.0%, to $23.5 million for the three months ended June 29, 2012 from $25.8 million in the three months ended July 1, 2011. This decrease was due primarily to a decrease of $1.2 million, or 9.3%, in contract revenue of the Energy Efficiency Services segment as a result of delays in the renewal of contracts for the energy efficiency, sustainability and renewable energy services of our subsidiary, Willdan Energy Solutions. For the three months ended June 29, 2012 as compared to the three months ended July 1, 2011, contract revenue decreased $0.6 million, or 6.3%, and $0.6 million, or 38.2%, for our Engineering Services Segment and Homeland Security Services segments, respectively, and remained flat for our Public Finance Services segment.

Contract revenue for the Energy Efficiency Services segment decreased primarily because of delays in the renewal of contracts for energy efficiency services in the states of California and New York. Contract revenue for the Engineering Services segment continues to be impacted by the decline in the California residential housing market and state and local government budget cuts. Our engineering Services Segment which has traditionally been tied to residential housing in California as well as California municipalities remains flat. Revenue in the Homeland Security Services segment decreased due to lower levels of activity in the traditional planning, training and exercise consulting services business. We have seen modest growth in both revenue and profit in the Public Finance Services Segment.

Direct costs of contract revenue.    Direct costs of contract revenue were $17.1 million for the three months ended June 29, 2012, with $4.8 million attributable to the Engineering Services segment, $10.8 million attributable to the Energy Efficiency Services segment, $1.0 million attributable to the Public Finance Services segment, and $0.5 million attributable to the Homeland Security Services segment.  Overall, direct costs increased by $1.6 million, or 10.3%, to $17.1 million for the three months ended June 29, 2012, from $15.5 million for the three months ended July 1, 2011.  This increase is attributable to increases in direct costs within our Energy Efficiency Services, Engineering Services and Public Finance Services segments of $1.7 million, or 19.0%, $0.1 million, or 1.6% and $0.1 million, or 11.3%, respectively, partially offset by a decrease in direct costs of contract revenue of $0.3 million, or 35.9%, in our Homeland Security Services segment.

Direct costs increased primarily as a result of an increase of $4.5 million in subconsultant services, primarily utilized in our Energy Efficiency Services segment, partially offset by decreases in other direct costs and salaries and wages of $2.2 million and $0.7 million, respectively. Within direct costs of contract revenue, subconsultant services increased to 47.0% of contract revenue for the three months ended June 29, 2012 from 25.4% of contract revenue for the three months ended July 1, 2011. In the first half of 2012 there was a concentration of direct installation energy efficiency measures, which resulted in an increase in subconsultant services and other direct costs provided by our subsidiary Willdan Energy Solutions. Salaries and wages categorized as direct costs of contract revenue decresed as a result of decreased chargeability of labor, resulting in more salaries and wages being allocated to general and administrative expenses, and increased use of subconsultants to provide certain services instead of full-time employees. Other direct costs decreased due to lower pass through costs and subcontractor services incurred and not yet billed.

General and administrative expenses.    General and administrative expenses increased by $16.6 million, or 177.8%, to $25.9 million for the three months ended June 29, 2012 from $9.3 million for the three months ended July 1, 2011. This increase reflected increases of $16.8 million and $0.1 million in general and administrative expenses of the Energy Efficiency Services and the Engineering Services segments, respectively. General and administrative expenses decreased by $0.3 million for our Homeland Security Services segment, and remained flat for our Public Finance Services segment. Our unallocated corporate expenses also remained flat.  General and administrative expenses as a percentage of contract revenue was 110.5% for the three months ended June 29, 2012 as compared to 36.2% for the three months ended July 1, 2011.

Of the $16.6 million increase in general and administrative expenses, approximately $15.2 million resulted from a goodwill impairment charge we recognized relating to our Energy Efficiency Services segment.  See “—Components of Interest and Expense—Goodwill.” Salaries and wages, payroll taxes and employee benefits also increased by $0.5 million, primarily as a result of decreased chargeability of labor. As discussed above under “—Components of Income and Expense—Direct Costs of Contract Revenue,” we do not allocate that portion of salaries and wages not related to time spent directly generating revenue to direct costs of contract revenue and project delays in our Energy Efficiency Services segment resulted in more unallocated time. The remaining $0.9 million increase relates to other general and administrative expenses and is primarily attributable to increases in provision for uncollectible costs and estimated earnings in excess of billings on uncompleted contracts, other expenses, professional service fees, and marketing expenses. These increases were partially offset by a decrease of $0.1 million in facilities and facility related expenses.

(Loss) income from operations.     As a result of the above factors, our operating loss was $19.6 million for the three months ended June 29, 2012, as compared to operating income of $1.0 million for the three months ended July 1, 2012. Loss from operations was primarily due to a goodwill impairment charge of $15.2 million. Loss from operations as a percentage of contract revenue was 83.4% for the three months ended June 29, 2012, as compared to income from operations as a percentage of contract revenue of 3.7% in the prior year period.

Other expense.    Other expense, net was $50,000 for the three months ended June 29, 2012, as compared to $20,000 for the three months ended July 1, 2011. The increase is primarily the result of higher interest expense due to increased borrowings under our line of credit.

Income tax (benefit) expense.     We recorded an income tax benefit of $2.7 million for the three months ended June 29, 2012, as compared to an income tax expense of $0.2 million for the three months ended July 1, 2011. We recorded a $5.3 million valuation allowance for the three months ended June 29, 2012. We believe it is more likely than not that a tax benefit resulting from a net loss will be realized.

Net (loss) income.    As a result of the above factors, our net loss was $17.0 million for the three months ended June 29, 2012 compared to a net income of $0.7 million for the three months ended July 1, 2011.

Six Months Ended June 29, 2012 Compared to Six Months Ended July 1, 2011

Contract revenue.    Our contract revenue was $48.9 million for the six months ended June 29, 2012, with $16.1 million attributable to the Engineering Services segment, $25.9 million attributable to the Energy Efficiency Services segment, $4.9 million attributable to the Public Finance Services segment, and $2.0 million attributable to the Homeland Security Services segment. Consolidated contract revenue for the six months ended June 29, 2012 increased $0.4 million, or 0.8%, to $48.9 million from $48.6 million for the six months ended July 1, 2011, reflecting an increase of $2.9 million, or 12.8%, in contract revenue for the Energy Efficiency Services segment and decreases of $1.4 million, or 8.2%, and $1.1 million, or 35.2%, in contract revenue for our Engineering Services and Homeland Security Services segments, respectively. Contract revenue for our Public Finance Services segment remained flat for the six months ended June 29, 2012 as compared to the six months ended July 1, 2011.

Contract revenue for the Energy Efficiency Services segment increase primarily relates to an increase in the direct installation of energy efficiency measures from the energy efficiency audits completed prior to 2012 in New York and California. Contract revenue for the Engineering Services segment has been and may be further impacted by the decline in the California residential housing market and state and local government budget cuts. A source of revenue in our Engineering Services segment is fees assessed for building permits. Since the second half of fiscal 2007, we have experienced reductions in revenue from these fees because of the slowdown in residential construction in the western United States, and a decline in our other building and safety projects which is both directly and indirectly affected by the housing market. Revenue in the Homeland Security Services segment decreased due to lower levels of activity in the traditional planning, training and exercise consulting services business.

Direct costs of contract revenue.    Direct costs of contract revenue were $34.3 million for the six months ended June 29, 2012, with $9.1 million attributable to the Engineering Services segment, $22.4 million attributable to the Energy Efficiency Services segment, $1.8 million attributable to the Public Finance Services segment, and $1.0 million attributable to the Homeland Security Services segment.  Overall, direct costs increased by $5.2 million, or 18.0%, to $34.3 million for the six months ended June 29, 2012, from $29.1 million for the six months ended July 1, 2011.  This increase is attributable to increases in direct costs within our Energy Efficiency Services segment and our Public Finance Services segment of $6.0 million, or 36.8%, and $0.2 million, or 11.6%, respectively, partially offset by decreases in direct costs of contract revenue of $0.5 million, or 5.2%, and $0.5 million, or 31.4%, in our Engineering Services and Homeland Security Services segments, respectively.

Direct costs increased primarily as a result of an increase in subconsultant services used by our Energy Efficiency Services segment of $8.2 million, partially offset by decreases in salaries and wages and other direct costs of $1.1 million and $1.9 million, respectively. Salaries and wages decreased to 24.4% of contract revenue for the six months ended June 29, 2012 from 26.8% for the six months ended July 1, 2011 and subconsultant services increased to 44.9% of contract revenue for the six months ended June 29, 2012 from 28.4% of contract revenue for the six months ended July 1, 2011. In the first half of 2012 there was a concentration of direct installation energy efficiency measures, which resulted in an increase in subconsultant services and other direct costs provided by our subsidiary Willdan Energy Solutions. Salaries and wages categorized as direct costs of contract revenue decreased as a result of decreased chargeability of labor, resulting in more salaries and wages being allocated to general and administrative expenses, and increased use of subconsultants to provide certain services instead of full-time employees. Other direct costs decreased due to lower pass through costs and subcontractor services incurred and not yet billed.

General and administrative expenses.    General and administrative expenses increased by $17.7 million, or 94.3%, to $36.5 million for the six months ended June 29, 2012 from $18.8 million for the six months ended July 1, 2011. This reflected increases of $18.4 million and $0.1 million in general and administrative expenses of the Energy Efficiency Services, and the Engineering Services segments, respectively, partially offset by decreases of $0.3 million and $0.4 million, for our Public Finance Services and Homeland Security Services segments, respectively. Our unallocated corporate expenses remained flat.  General and administrative expenses as a percentage of contract revenue was 74.6% for the six months ended June 29, 2012 as compared to 38.7% for the six months ended July 1, 2011.

Of the $17.7 million increase in general and administrative expenses, approximately $15.2 million resulted from a goodwill impairment charge we recognized relating to our Energy Efficiency Services segment. See “—Components of Interest and Expense—Goodwill.” Salaries and wages, payroll taxes and employee benefits also increased by $1.4 million primarily as a result of decreased chargeability of labor. As discussed above under “—Components of Income and Expense—Direct Costs of Contract Revenue,” we do not allocate that portion of salaries and wages not related to time spent directly generating revenue to direct costs of contract revenue and project delays in our Energy Efficiency Services segment resulted in more unallocated time. The remaining $1.1 million increase primarily relates to other general and administrative expenses and is attributable to increases in provision for uncollectible costs and estimated earnings in excess of billings on uncompleted contracts, other expenses, professional service fees, and marketing expenses.

Loss from operations.     As a result of the above factors, our operating loss was $21.9 million for the six months ended June 29, 2012, as compared to operating income of $0.7 million for the six months ended July 1, 2011. Loss from operations was primarily due to a goodwill impairment charge of $15.2 million. Loss from operations as a percentage of contract revenue was 44.7% for the six months ended June 29, 2012, as compared to income from operations as a percentage of contract revenue of 1.4% in the prior year period.

Other expense.    Other expense, net was $71,000 for the six months ended June 29, 2012, as compared to $31,000 for the six months ended July 1, 2011. The increase is primarily the result of higher interest expense due to increased borrowings under our line of credit.

Income tax (benefit) expense.     We recorded an income tax benefit of $3.6 million for the six months ended June 29, 2012, as compared to income tax expense of $0.2 million for the six months ended July 1, 2011. We recorded a $5.3 million valuation allowance for the six months ended June 29, 2012. We believe it is more likely than not that a tax benefit resulting from a net loss will be realized.

Net (loss) income.    As a result of the above factors, our net loss was $18.4 million for the six months ended June 29, 2012 compared to net income of $0.4 million for the six months ended July 1, 2011. Our net loss for the six months ended June 29, 2012 was impacted significantly by the $15.2 million impairment charge we recognized during such period.

Liquidity and Capital Resources

As of June 29, 2012, we had $5.5 million of cash and cash equivalents.  Our primary source of liquidity is cash generated from operations. We also have funds available under our revolving line of credit with Wells Fargo, that matures on April 1, 2013, but our ability to borrow funds under this line of credit is currently subject to Wells Fargo’s discretion.  While we believe that our cash and cash equivalents on hand and cash generated by operating activities will be sufficient to finance our operating activities for at least the next 12 months, if we do experience a cash flow shortage, we may have difficulty obtaining additional funds on favorable terms, if at all, in order to meet obligations as they come due in the normal course of business.

Cash flows from operating activities

Cash flows provided by operating activities were $0.9 million for the six months ended June 29, 2012 compared to cash flows provided by operating activities of $1.6 million for the six months ended July 1, 2011.  The cash flows provided by operating activities in the six months ended June 29, 2012 were comparatively lower than the cash flows provided by operating activities in the six months ended July 1, 2011, due primarily to lower contract revenues, an increase in accounts receivable and a decrease in accrued liabilities, partially offset by a decrease in costs and estimated earnings in excess of billings on uncompleted contracts and increases in accounts payable and billings in excess of costs and estimated earnings on uncompleted projects.

Cash flows from investing activities

Cash flows used in investing activities were $0.2 million for the six months ended June 29, 2012 compared to $0.3 million for the six months ended July 1, 2011. Cash flows used in investing activities decreased primarily due to decreased purchases of equipment and leasehold improvements.

Cash flows from financing activities

Cash flows provided by financing activities were $1.8 million for the six months ended June 29, 2012 compared to $0.8 million used in financing activities for the six months ended July 1, 2011.  Cash flows provided by financing activities increased by $2.6 million primarily due to increases in net borrowings under our line of credit during the 2012 period, partially offset by increased payments on our notes payable.

Outstanding indebtedness

We currently have a revolving credit agreement with Wells Fargo, which was entered into on December 23, 2011 and became effective as of January 1, 2012. The credit agreement replaces our prior credit facility with Wells Fargo that expired on January 1, 2012.  There were $3.0 million of outstanding borrowings under this agreement as of June 29, 2012.

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

As of June 29, 2012, we had breached the net income covenant under the credit agreement because we did not have net income of at least $250,000 measured on a rolling four quarter basis and we sustained net losses during the last two quarters.  Additionally, our ratio of total funded debt to EBITDA violated the limits permitted under the credit agreement.(1)  Because of these covenant breaches, our ability to borrow additional funds under the credit agreement is currently subject to Wells Fargo’s discretion and Wells Fargo could choose to increase the interest rate by 4.0%, make the loans outstanding under the credit agreement immediately due and payable, and/or terminate its commitments to us under the credit agreement. Although we are seeking a waiver for these covenant breaches and are seeking to amend certain covenants in the credit agreement, Wells Fargo is not obligated to provide any waiver for current or future covenant breaches or modify the terms of the credit agreement.

Contractual obligations

We had $10,000 in new capital lease obligations and no other material changes in commitments for long-term debt obligations, operating lease obligations or capital lease obligations as of June 29, 2012, as compared to those disclosed in our table of contractual obligations included in our Annual Report on Form 10-K for the year ended December 30, 2011.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

(1)  If our ratio of total funded debt to EBITDA, determined on a rolling four quarter basis, exceeds 1.75, Wells Fargo may choose to increase the interest rate of our outstanding indebtedness, make any loans outstanding under the credit agreement immediately due and payable and will no longer be obligated to extend further credit to us.  Management therefore believes that presentation of total funded debt to EBITDA is useful to investors because it helps them understand how our total funded debt to EBITDA compares to the financial covenant contained in our credit agreement.  Management also reviews the ratio of total funded debt to EBITDA, along with the other financial covenants contained in our credit agreement.  As of June 29, 2012, our ratio of total funded debt to EBITDA was negative, which violated the requirement in the credit agreement. Total funded debt is defined as “the sum of all obligations for borrowed money (including subordinated debt) plus all capital lease obligations,” and EBITDA is defined as “net profit before tax plus interest expense (net of capitalized interest expense), depreciation expense and amortization expense.”  As a result of the definition of total funded debt in our credit agreement, total funded debt represents our total borrowings under our line of credit, letters of credit, notes payable and capital lease obligations as of June 29, 2012.  These definitions may differ from those of other companies reporting similarly named measures.  These measures should be considered in addition to, and not as a substitute for or superior to, other measures of financial performance prepared in accordance with U.S. generally accepted accounting principles, or GAAP.  Total funded debt and EBITDA are not recognized terms under GAAP and do not purport to be alternatives to any GAAP measures.

The following is a calculation of our ratio of total funded debt to EBITDA:

Four Quarters Ended
June 29, 2012

Total funded debt	$3,768,000
EBITDA	(18,377,000)
Ratio of total funded debt to EBITDA	(0.21)

The following is a reconciliation of EBITDA to net income:

Four Quarters Ended
June 29, 2012

Net loss	$(17,001,000)
Income tax benefit	(2,283,000)
Interest expense	97,000
Interest income	(3,000)
Depreciation and amortization	813,000
EBITDA	$(18,377,000)

Recent Accounting Pronouncements

As of June 29, 2012, the impact of recent accounting pronouncements on the Company is not expected to be material.

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

•                                          Expectations about existing and future clients;

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

•                                          Evaluation of the materiality of our current legal proceedings; and

•                                          Expectations about positive cash flow generation and available cash and cash equivalents, including our revolving credit facility, being sufficient to meet normal operating requirements.

These statements involve certain known and unknown risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements.  Such risks and uncertainties include, among others, those listed in this report.  The forward-looking statements in this report, as well as subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, are hereby expressly qualified in their entirety by the cautionary statements in this report, including the risk factors in our Form 10-K for the year ended December 30, 2011, our Form 10-Q for the quarter ended March 30, 2012, and this Form 10-Q.  We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances.

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

We had cash and cash equivalents of $5.5 million as of June 29, 2012. This amount includes $3.3 million invested in the Wells Fargo Stage Coach Sweep Investment Account and $1.0 million in the Wells Fargo Money Market Mutual Fund. The balance of $1.2 million represents cash on hand in business checking accounts. Although these investments are subject to variable interest rates, we do not believe we are subject to significant market risk for these short-term investments.

We do not engage in trading activities and do not participate in foreign currency transactions or utilize derivative financial instruments. As of June 29, 2012, we had $3.0 million outstanding debt under our revolving credit facility that bears interest at variable rates.

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

In connection with the preparation of this Quarterly Report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 29, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, as of June 29, 2012. No change in our internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

French v. Willdan Engineering, Superior Court of California, Riverside County

In January 1991, we were originally retained by the City of Calimesa, California to review and process development plans. We have provided plan review continuously since that date under various contracts with the city. As the city receives applications from developers for project approvals, the city forwards the project plans to us for processing. We process the plans and the city pays us for our services. In August 2008, a suit was filed by a city employee alleging that the city processed development applications without first collecting fees from developers to cover the costs of processing. The suit further alleged that even though we performed the work requested by the city, the city should not have paid us for our work in advance of collecting the developers’ fees. The plaintiff sought to recover for the city amounts paid to us for processing project plans for which the developer fees have not been paid. On January 11, 2012, this suit proceeded to trial where we prevailed. The plaintiff has filed an appeal.

Item 1A.  Risk Factors

We may not be able to obtain capital when desired on favorable terms, if at all, or without dilution to our stockholders, which may impact our ability to execute on our current or future business strategies. Additionally, we have recently breached covenants under our revolving credit agreement with Wells Fargo, so Wells Fargo could choose to accelerate the loans outstanding under the credit facility and terminate its commitments under the facility.

We anticipate that our current cash, cash equivalents and cash provided by operating activities will be sufficient to meet our current and anticipated needs for general corporate purposes during the next 12 months. It is possible, however, that we may not generate sufficient cash flow from operations or otherwise have the capital resources to meet our future capital needs. As of June 29, 2012, we had borrowed $3.0 million of the $5.0 million available under our revolving credit facility with Wells Fargo, but our ability to borrow additional funds under our revolving credit facility is subject to Wells Fargo’s discretion because we were in breach of certain covenants at June 29, 2012. As of June 29, 2012, we had breached the net income covenant in our revolving credit facility because we did not have net income of at least $250,000 measured on a rolling four quarter basis and we had sustained net losses during the last two quarters. Additionally, our ratio of total funded debt to EBITDA violated the limits permitted under the credit agreement.  Because of these covenant breaches, Wells Fargo also could choose to increase the interest rate by 4.0%, make the loans outstanding under the credit agreement immediately due and payable, and/or terminate its commitments to us under the credit agreement. Although we are seeking a waiver for these covenant breaches and are seeking to amend certain covenants in the credit agreement, Wells Fargo is not obligated to provide any waiver for current or future covenant breaches or modify the terms of the credit agreement. In the course of obtaining such waivers or modifications, Wells Fargo may require modifications to the facility on terms that are not favorable to us.  Wells Fargo may also refuse to renew the facility when it expires in April 2013. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Outstanding Indebtedness.”

If we do not generate sufficient cash flow from operations or otherwise, we may need additional financing to execute on our current or future business strategies, including hiring additional personnel, developing new or enhancing existing service lines, expanding our business geographically, enhancing our operating infrastructure, acquiring complementary businesses, or otherwise responding to competitive pressures.  We cannot assure you that additional financing will be available to us on favorable terms, or at all. The financial covenants in our revolving credit agreement also restrict our ability to incur additional indebtedness, which may impair our ability to pursue acquisitions or otherwise execute on our business strategies. Furthermore, if we raise additional funds through the issuance of convertible debt or equity securities, the percentage ownership of our stockholders could be significantly diluted, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. If adequate funds are not available or are not available on acceptable terms, if and when needed, our ability to fund our operations, meet obligations in the normal course of business, take advantage of strategic opportunities, or otherwise respond to competitive pressures would be significantly limited.

We depend on a limited number of clients for a significant portion of our business.

Our largest client, Consolidated Edison Company of New York, accounted for approximately 30.4%  and 26.8% of our consolidated contract revenue in for the six months ended June 29, 2012 and July 1, 2011, respectively. This revenue primarily relates to a contract we entered into in fiscal 2009 with Consolidated Edison, which has since terminated.  We entered into a new contract with Consolidated Edison on July 9, 2012.  Our top five customers collectively accounted for approximately 51.8% of our revenue for the six months ended June 29, 2012, but this contract is for fewer services than the 2009 contract with Consolidated Edison. The loss of, or reduction in orders from, these clients could have a material adverse effect on our business, financial condition and results of operations.

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
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of June 29, 2012 and December 30, 2011; (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 29, 2012; (iii) the Condensed Consolidated Statement of Cash Flows for the three months and six months ended June 29, 2012 and (iv) the Notes to the Condensed Consolidated Financial Statements.

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
Date: August 13, 2012