Form 10-Q
period 2012-09-28
Willdan Group, Inc.
filed 2012-11-08
CIK 1370450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2012

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 001-33076

WILLDAN GROUP, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	14-195112
(State or other Jurisdiction of	(IRS Employer Identification No.)
Incorporation or Organization)

2401 East Katella Avenue, Suite 300
Anaheim, California	92806
(Address of principal executive offices)	(Zip code)

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

As of November 5, 2012, there were 7,335,365 shares of common stock, $0.01 par value per share, of Willdan Group, Inc. issued and outstanding.

WILLDAN GROUP, INC.
FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 28, 2012	December 30, 2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,230,000	$3,001,000
Accounts receivable, net of allowance for doubtful accounts of $562,000 and $421,000 at September 28, 2012 and December 30, 2011, respectively	14,079,000	16,782,000
Costs and estimated earnings in excess of billings on uncompleted contracts	11,154,000	20,672,000
Other receivables	128,000	175,000
Prepaid expenses and other current assets	1,072,000	1,724,000
Total current assets	35,663,000	42,354,000

Equipment and leasehold improvements, net	1,014,000	1,217,000
Goodwill	—	15,208,000
Other intangible assets, net	20,000	49,000
Other assets	353,000	383,000
Deferred income taxes, net of current portion	5,336,000	5,100,000
Total assets	$42,386,000	$64,311,000

Liabilities and Stockholders’ Equity
Current liabilities:
Excess of outstanding checks over bank balance	$1,496,000	$1,777,000
Borrowings under line of credit	3,000,000	256,000
Accounts payable	4,946,000	8,182,000
Accrued liabilities	7,536,000	10,192,000
Billings in excess of costs and estimated earnings on uncompleted contracts	3,607,000	752,000
Current portion of notes payable	71,000	600,000
Current portion of capital lease obligations	150,000	163,000
Current portion of deferred income taxes	4,001,000	7,349,000
Total current liabilities	24,807,000	29,271,000

Notes payable, less current portion	24,000	77,000
Capital lease obligations, less current portion	116,000	136,000
Deferred lease obligations	435,000	534,000
Total liabilities	25,382,000	30,018,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized: 7,335,000 and 7,274,000 shares issued and outstanding at September 28, 2012 and December 30, 2011, respectively	73,000	73,000
Additional paid-in capital	34,376,000	34,065,000
Accumulated (deficit) earnings	(17,445,000)	155,000
Total stockholders’ equity	17,004,000	34,293,000
Total liabilities and stockholders’ equity	$42,386,000	$64,311,000

See accompanying notes to condensed consolidated financial statements.

 WILLDAN GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
	2012	2011	2012	2011

Contract revenue	$21,547,000	$28,605,000	$70,496,000	$77,159,000

Direct costs of contract revenue:
Salaries and wages	5,680,000	6,568,000	17,613,000	19,567,000
Subconsultant services	7,104,000	8,825,000	29,072,000	22,618,000
Other direct costs	(1,494,000)	1,462,000	(1,085,000)	3,749,000
Total direct costs of contract revenue	11,290,000	16,855,000	45,600,000	45,934,000

General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	5,075,000	5,381,000	17,342,000	16,245,000
Facilities and facilities related	1,224,000	1,266,000	3,659,000	3,663,000
Stock-based compensation	50,000	40,000	181,000	148,000
Depreciation and amortization	163,000	197,000	518,000	683,000
Lease abandonment, net	(3,000)	—	27,000	9,000
Impairment of goodwill	—	—	15,208,000	—
Other	2,328,000	2,486,000	8,441,000	7,423,000
Total general and administrative expenses	8,837,000	9,370,000	45,376,000	28,171,000
Income (loss) from operations	1,420,000	2,380,000	(20,480,000)	3,054,000

Other income (expense), net:
Interest income	2,000	1,000	4,000	5,000
Interest expense	(28,000)	(21,000)	(80,000)	(53,000)
Other, net	(14,000)	8,000	(35,000)	5,000
Total other expense, net	(40,000)	(12,000)	(111,000)	(43,000)
Income (loss) before income taxes	1,380,000	2,368,000	(20,591,000)	3,011,000

Income tax expense (benefit)	593,000	203,000	(2,991,000)	402,000
Net income (loss)	$787,000	$2,165,000	$(17,600,000)	$2,609,000

Earnings (loss) per share:
Basic	$0.11	$0.30	$(2.41)	$0.36
Diluted	$0.11	$0.29	$(2.41)	$0.35

Weighted-average shares outstanding:
Basic	7,315,000	7,267,000	7,303,000	7,258,000
Diluted	7,315,000	7,468,000	7,303,000	7,478,000

See accompanying notes to condensed consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 28, 2012	September 30, 2011
Cash flows from operating activities:
Net (loss) income	$(17,600,000)	$2,609,000
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Non-cash revenue from subcontractor settlement	—	(902,000)
Depreciation and amortization	569,000	733,000
Lease abandonment expense, net	27,000	9,000
Deferred income taxes	(3,584,000)	—
Impairment of goodwill	15,208,000	—
Loss on sale of equipment	17,000	1,000
Provision for doubtful accounts	793,000	131,000
Stock-based compensation	181,000	148,000
Changes in operating assets and liabilities:
Accounts receivable	1,910,000	(402,000)
Costs and estimated earnings in excess of billings on uncompleted contracts	9,518,000	(5,075,000)
Other receivables	47,000	(66,000)
Prepaid expenses and other current assets	652,000	709,000
Other assets	30,000	12,000
Accounts payable	(3,236,000)	1,546,000
Accrued liabilities	(2,656,000)	3,653,000
Billings in excess of costs and estimated earnings on uncompleted contracts	2,855,000	115,000
Deferred lease obligations	(126,000)	(158,000)
Net cash provided by operating activities	4,605,000	3,063,000

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(275,000)	(309,000)
Proceeds from sale of equipment	14,000	6,000
Payments for business acquisition	—	(2,733,000)
Net cash used in investing activities	(261,000)	(3,036,000)

Cash flows from financing activities:
Changes in excess of outstanding checks over bank balance	(281,000)	(234,000)
Payments on notes payable	(582,000)	(48,000)
Proceeds from notes payable	—	23,000
Borrowings under line of credit	11,663,000	22,682,000
Repayments on line of credit	(8,919,000)	(20,762,000)
Principal payments on capital lease obligations	(126,000)	(152,000)
Proceeds from stock option exercise	10,000	4,000
Proceeds from sales of common stock under employee stock purchase plan	120,000	93,000
Net cash provided by financing activities	1,885,000	1,606,000
Net increase in cash and cash equivalents	6,229,000	1,633,000
Cash and cash equivalents at beginning of the period	3,001,000	6,642,000
Cash and cash equivalents at end of the period	$9,230,000	$8,275,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$79,000	$51,000
Income taxes	59,000	51,000

Supplemental disclosures of noncash investing and financing activities:
Equipment acquired under capital lease obligations	$93,000	$159,000

See accompanying notes to condensed consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 28, 2012

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

The value of retainage is included in accounts receivable in the accompanying consolidated financial statements. Retainage represents the billed amount that is retained by the customer, in accordance with the terms of the contract, generally until performance is substantially complete.  At September 28, 2012 and December 30, 2011, the Company had retained accounts receivable of approximately $623,000 and $579,000, respectively.

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

Liquidity

The Company had $9.2 million of cash and cash equivalents as of September 28, 2012. The Company’s primary source of liquidity is cash generated from operations. The Company also has a revolving line of credit with Wells Fargo Bank, National Association (“Wells Fargo”), that matures on April 1, 2013, but the Company’s ability to borrow funds under this line of credit is currently subject to Wells Fargo’s discretion (see Note 7). While the Company believes that its cash and cash equivalents on hand and cash generated by operating activities will be sufficient to finance its operating activities for at least the next 12 months, if the Company does experience a cash flow shortage, the Company may have difficulty obtaining additional funds on favorable terms, if at all, to meet its obligations as they come due in the normal course of business.

2.                     BUSINESS COMBINATION

On June 9, 2008, the Company acquired all of the outstanding stock of Willdan Energy Solutions, formerly known as Intergy Corporation, a California—based consulting company that assists companies, institutions and agencies with planning and implementing their energy efficiency, water conservation and renewable energy strategies. The acquisition cost recorded by the Company as of September 28, 2012 was $17.9 million, consisting of $9.9 million in cash paid at closing, a $0.2 million net asset value adjustment, a guaranteed payment of $1.0 million in cash paid in June 2009, an earn-out payment of $1.3 million paid in August 2009, an earn-out payment of $2.1 million paid in September 2010, an earn-out payment of $2.7 million paid in August 2011 and $0.7 million in transaction costs. The earn-out payments were required because Willdan Energy Solutions achieved certain financial targets over the relevant periods. The Company recorded $15.2 million of goodwill in connection with the acquisition, and as of September 28, 2012, this entire goodwill amount has been written off (See Note 3).

3.                     GOODWILL AND OTHER INTANGIBLE ASSETS

As of December 30, 2011, the Company had $15.2 million of goodwill, all of which related to the Energy Solutions reporting unit, which comprises the Energy Efficiency Services reporting segment. During the nine months ended September 28, 2012, the Company determined that all such goodwill was impaired resulting in an impairment charge of $15.2 million, and, as of September 28, 2012, the Company had no remaining goodwill.

During the second quarter of 2012, the Company determined that a quantitative assessment of its goodwill was warranted for the Energy Solutions reporting unit.  This assessment indicated that the estimated fair value of the Energy Solutions reporting unit was less than its carrying value.  For this testing, the Company weighted the income approach and the market approach at 80% and 20%, respectively.  The Company further determined that all of the remaining goodwill for the Energy Solutions reporting unit was impaired and recognized an impairment charge of $15.2 million.

The changes in the carrying value of goodwill for the Energy Solutions reporting unit for the nine months ended September 28, 2012 were as follows:

	December 30, 2011	Impairment	September 28, 2012
Reporting Unit:
Energy Solutions	$15,208,000	$(15,208,000)	$—

	$15,208,000	$(15,208,000)	$—

The gross amounts and accumulated amortization of the Company’s acquired identifiable intangible assets with finite useful lives as of September 28, 2012 and December 30, 2011, included in intangible assets, net in the accompanying consolidated balance sheets, were as follows:

	September 28, 2012		December 30, 2011
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization	Amortization Period (yrs)
Backlog	$920,000	$920,000	$920,000	$920,000	1
Training materials/courses	282,000	262,000	282,000	233,000	5
Non-compete agreements	30,000	30,000	30,000	30,000	3
	$1,232,000	$1,212,000	$1,232,000	$1,183,000

The Company’s amortization expense for acquired identifiable intangible assets with finite useful lives was $9,000 and $29,000 for the fiscal three and nine months ended September 28, 2012, respectively, as compared to $9,000 and $36,000 for the fiscal three and nine months ended September 30, 2011.  Estimated amortization expense for acquired identifiable intangible assets for the remainder of fiscal 2012 and the succeeding years is as follows:

Fiscal year:
2012	$8,000
2013	12,000
$20,000

4.                     EARNINGS PER SHARE (EPS)

Basic EPS is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding.  Diluted EPS is computed by dividing net income (loss) by the weighted-average number of common shares outstanding and dilutive potential common shares for the period.  Potential common shares include the weighted-average dilutive effects of outstanding stock options using the treasury stock method.

The following table sets forth the number of weighted-average shares used to compute basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011

Net income (loss)	$787,000	$2,165,000	$(17,600,000)	$2,609,000

Weighted-average common shares Outstanding-basic	7,315,000	7,267,000	7,303,000	7,258,000
Effect of dilutive stock options	—	201,000	—	220,000
Weighted-average common shares outstanding-diluted	7,315,000	7,468,000	7,303,000	7,478,000

Earnings (loss) per share:
Basic	$0.11	$0.30	$(2.41)	$0.36
Diluted	$0.11	$0.29	$(2.41)	$0.35

For the three months and nine months ended September 28, 2012, 990,000 options were excluded from the calculation of dilutive potential common shares, compared to 297,000 options for the same periods last year. These options were not included in the computation of dilutive potential common shares because of the net loss position for the 2012 periods and because the assumed proceeds per share exceeded the average market price per share for the 2011 periods. Accordingly, the inclusion of these options would have been anti-dilutive. For periods in which the Company incurs net losses, dilutive potential common shares are excluded as they would be anti-dilutive.

5.                     EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consist of the following:

	September 28, 2012	December 30, 2011
Furniture and fixtures	$3,367,000	$3,393,000
Computer hardware and software	6,312,000	6,279,000
Leasehold improvements	824,000	787,000
Equipment under capital leases	790,000	821,000
Automobiles, trucks, and field equipment	467,000	543,000
	11,760,000	11,823,000
Accumulated depreciation and amortization	(10,746,000)	(10,606,000)
Equipment and leasehold improvements, net	$1,014,000	$1,217,000

6.                     ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	September 28, 2012	December 30, 2011
Accrued bonuses	$56,000	$944,000
Paid leave bank	1,400,000	1,415,000
Compensation and payroll taxes	1,424,000	770,000
Accrued legal	369,000	101,000
Accrued workers’ compensation insurance	146,000	24,000
Accrued rent	364,000	320,000
Employee withholdings	255,000	234,000
Client deposits	405,000	247,000
Unvouchered accounts payable	2,555,000	6,083,000
Other	562,000	54,000
Total accrued liabilities	$7,536,000	$10,192,000

7.                     LINE OF CREDIT

The Company currently has a revolving credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”), which was entered into on December 23, 2011 and became effective as of January 1, 2012. The credit agreement replaced the Company’s prior credit facility with Wells Fargo that expired on January 1, 2012.  There were $3.0 million of outstanding borrowings under this agreement as of September 28, 2012.

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

As of September 28, 2012, the Company had breached the net income covenant under the credit agreement because it did not have net income of at least $250,000 measured on a rolling four quarter basis and it sustained net losses during two consecutive quarters in the past year.  Additionally, the Company’s ratio of total funded debt to EBITDA exceeds the limit permitted under the credit agreement. Because of these covenant breaches, the Company’s ability to borrow additional amounts under the credit agreement is currently subject to Wells Fargo’s discretion and Wells Fargo could choose to increase the interest rate by 4.0%, make the loans outstanding under the credit agreement immediately due and payable, and/or terminate its commitments to the Company under the credit agreement. Although the Company is seeking a waiver for these covenant breaches, and is seeking to amend certain covenants in the credit agreement, Wells Fargo is not obligated to provide any waiver for current or future covenant breaches or modify the terms of the credit agreement.

8.                     COMMITMENTS

Leases

The Company is obligated under capital leases for certain furniture and office equipment that expire at various dates through the year 2015.

The Company also leases certain office facilities under noncancellable operating leases that expire at various dates through the year 2015 and is committed under noncancellable operating leases for the lease of computer equipment and automobiles through the year 2015.

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

The Company recorded an income tax expense of $0.6 million and an income tax benefit of $3.0 million for the three and nine months ended September 28, 2012, respectively, as compared to income tax expense of $0.2 million and $0.4 million, respectively, for the three and nine months ended September 30, 2011. The tax benefit is attributable to the $15.2 million of goodwill impairment included in the Company’s pretax loss for the nine month period of $20.5 million, offset by a valuation allowance of $5.3 million due to the uncertainty of realization of net deferred tax assets after the reduction of deferred tax liabilities associated with the goodwill impairment. The effective tax rates for the nine months ended September 28, 2012 differ from the U.S. federal statutory rate of 35% primarily due to state income tax rates, permanent items that are not deductible for U.S. tax purposes, and the establishment of the valuation allowance during the nine months ended September 28, 2012.

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

The accounting policies applied to determine the segment information are the same as those described in the summary of significant accounting policies included in the Company’s 2011 Annual Report on Form 10-K filed on March 29, 2012. There were no intersegment sales in the three and nine months ended September 28, 2012. Management evaluates the performance of each segment based upon income or loss from operations before income taxes. Certain segment asset information including expenditures for long-lived assets has not been presented as it is not reported to or reviewed by the chief operating decision maker. In addition, enterprise-wide service line contract revenue is not included as it is impracticable to report this information for each group of similar services.

Financial information with respect to the reportable segments as of and for the fiscal three and nine months ended September 28, 2012 and for the fiscal three and nine months ended September 30, 2011 is as follows:

	Engineering Services	Energy Efficiency Services	Public Finance Services	Homeland Security Services	Unallocated Corporate	Intersegment	Consolidated Total
Fiscal Three Months Ended September 28, 2012
Contract revenue	$9,314,000	$8,592,000	$2,534,000	$1,107,000	$—	$—	$21,547,000
Segment profit (loss) before income taxes	224,000	863,000	334,000	(41,000)	—	—	1,380,000
Net income (loss)	73,000	521,000	217,000	(24,000)	—	—	787,000
Segment assets(1)	10,885,000	11,712,000	3,493,000	1,138,000	38,287,000	(23,129,000)	42,386,000

Fiscal Three Months Ended September 30, 2011
Contract revenue	$8,496,000	$16,090,000	$2,502,000	$1,517,000	$—	$—	$28,605,000
Segment profit (loss) before income taxes	308,000	1,513,000	549,000	(2,000)	—	—	2,368,000
Net income (loss)	252,000	1,428,000	500,000	(15,000)	—	—	2,165,000
Segment assets(1)	10,111,000	32,429,000	4,080,000	2,321,000	32,413,000	(23,130,000)	58,224,000

Fiscal Nine Months Ended September 28, 2012
Contract revenue	$25,454,000	$34,510,000	$7,413,000	$3,119,000	$—	$—	$70,496,000
Segment (loss) profit before income taxes	(985,000)	(19,848,000)	652,000	(410,000)	—	—	(20,591,000)
Net (loss) income	(712,000)	(17,049,000)	413,000	(252,000)	—	—	(17,600,000)
Segment assets(1)	10,885,000	11,712,000	3,493,000	1,138,000	38,287,000	(23,129,000)	42,386,000

Fiscal Nine Months Ended September 30, 2011
Contract revenue	$26,080,000	$39,074,000	$7,382,000	$4,623,000	$—	$—	$77,159,000
Segment profit (loss) before income taxes	171,000	2,364,000	698,000	(222,000)	—	—	3,011,000
Net income (loss)	132,000	2,073,000	606,000	(202,000)	—	—	2,609,000
Segment assets(1)	10,111,000	32,429,000	4,080,000	2,321,000	32,413,000	(23,130,000)	58,224,000

(1)   Segment assets are presented net of intercompany receivables.

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

French v. Willdan Engineering, Superior Court of California, Riverside County

In January 1991, the Company was retained by the City of Calimesa, California to review and process development plans.  The Company had provided plan review continuously since that date under various contracts with the city. As the city receives applications from developers for project approvals, the city forwards the project plans to the Company for processing. The Company processes the plans and the city pays the Company for its services. In August 2008, a suit was filed by a city employee alleging that the city processed development applications without first collecting fees from developers to cover the costs of processing. The suit further alleged that even though the Company performed the work requested by the city, the city should not have paid the Company for its work in advance of collecting the developers’ fees. The plaintiff sought to recover for the city amounts paid to the Company for processing project plans for which the developer fees have not been paid. On January 11, 2012, this suit proceeded to trial where the Company prevailed. The plaintiff has filed an appeal, which was abandoned on October 12, 2012.  This matter did not have a material adverse effect on the Company’s financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements included elsewhere in this Quarterly Report and the audited financial statements for the year ended December 30, 2011, included in our Annual Report on Form 10-K (File No. 001-33076).  This Quarterly Report contains, in addition to unaudited historical information, forward-looking statements, which involve risk and uncertainties.  The words “believe,” “expect,” “estimate,” “may,” “will,” “could,” “plan,” or “continue” and similar expressions are intended to identify forward-looking statements.  Our actual results could differ significantly from the results discussed in such forward-looking statements.  Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those discussed under the headings “Risk Factors” in our 2011 Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q for the quarters ended March 30, 2012 and June 29, 2012 and this Quarterly Report on Form 10-Q.  Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q.  We undertake no obligation to (and we expressly disclaim any obligation to) revise or update any forward-looking statement, whether as a result of new information, subsequent events, or otherwise (except as may be required by law), in order to reflect any event or circumstance which may arise after the date of this Quarterly Report on Form 10-Q.

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

•             Engineering and Planning;

•             Energy Efficiency and Sustainability;

•             Economic and Financial Consulting; and

•             National Preparedness and Interoperability.

We operate our business through a network of offices located primarily in California and New York. We also have operations in Arizona, Florida, Texas, Washington and Washington, D.C. As of September 28, 2012, we had a staff of 524 which includes licensed engineers and other professionals. Historically, our clients have primarily been public agencies in communities with populations ranging from 10,000 to 300,000 people. We believe communities of this size are underserved by large outsourcing companies that tend to focus on securing large federal and state projects, as well as projects for the private sector. Recently, we have begun to provide increased services to public and private utilities that service major metropolitan communities and commercial and industrial firms, particularly in connection with the growth of our energy efficiency and sustainability services. We seek to establish close working relationships with our clients and expand the breadth and depth of the services we provide to them over time.

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

Engineering Services.    Our Engineering Services segment includes the operations of our subsidiaries, Willdan Engineering and Public Agency Resources (“PARs”). Willdan Engineering provides civil engineering-related and city planning services to our clients. PARs primarily provides staffing to Willdan Engineering.  Contract revenue for the Engineering Services segment represented approximately 36.1% and 33.8% of our consolidated contract revenue for the nine months ended September 28, 2012 and September 30, 2011, respectively.

Energy Efficiency Services.   Our Energy Efficiency Services segment consists of the business of our subsidiary, Willdan Energy Solutions, which offers energy efficiency and sustainability consulting services to utilities, public agencies and private industry. This segment is currently our largest segment based on contract revenue, representing approximately 49.0% and 50.6% of our consolidated contract revenue for the nine months ended September 28, 2012 and September 30, 2011, respectively.

Public Finance Services.    Our Public Finance Services segment consists of the business of our subsidiary, Willdan Financial Services, which offers economic and financial consulting services to public agencies. Contract revenue for the Public Finance Services segment represented approximately 10.5% and 9.6% of our consolidated contract revenue for the nine months ended September 28, 2012 and September 30, 2011, respectively.

Homeland Security Services.    Our Homeland Security Services segment consists of the business of our subsidiary, Willdan Homeland Solutions, which offers national preparedness and interoperability services and communications and technology solutions. Contract revenue for our Homeland Security Services segment represented approximately 4.4% and 6.0% of our consolidated contract revenue for the nine months ended September 28, 2012 and September 30, 2011, respectively.

Recent Developments

Revolving Credit Facility.  As of September 28, 2012, we had breached the net income covenant under our credit agreement with Wells Fargo because we did not have net income of at least $250,000 measured on a rolling four quarter basis and we sustained net losses during two consecutive quarters in the past year.  Additionally, our ratio of total funded debt to EBITDA exceeds the limit permitted under the credit agreement.  Because of these covenant breaches, our ability to borrow additional funds under the credit agreement is subject to Wells Fargo’s discretion and Wells Fargo could choose to increase the interest rate by 4.0%, make the loans outstanding under the credit agreement immediately due and payable, and/or terminate its commitments to us under the credit agreement. Although we are seeking a waiver for these covenant breaches and are seeking to amend certain covenants in the credit agreement, Wells Fargo is not obligated to provide any waiver for current or future covenant breaches or modify the terms of the credit agreement. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Outstanding Indebtedness.”

Consolidated Edison SBDI Program.  On July 9, 2012, Willdan Energy Solutions entered into an Agreement for a Small Business Direct Install Program with Consolidated Edison Company of New York, Inc. (“Consolidated Edison”).  The agreement continues our partnership with Consolidated Edison to develop Consolidated Edison’s Small Business Direct Install Program, which began in 2009. The initial term of this agreement extends through June 2014. The maximum amount we can receive under the agreement is approximately $39 million through 2015 and we are not guaranteed to receive any minimum amount of revenue.

Impairment Charges.  During the second quarter of 2012, we determined that a quantitative assessment of our goodwill was warranted for the Energy Solutions reporting unit.  This assessment indicated that the estimated fair value of such reporting unit was less than its carrying value.  For this testing, we weighted the income approach and the market approach at 80% and 20%, respectively.  We further determined that all of the remaining goodwill for the Energy Solutions reporting unit was impaired and recognized an impairment charge of $15.2 million.

Components of Income and Expense

Contract Revenue

We provide our services under contracts, purchase orders or retainer letters. The contracts we enter into with our clients contain three principal types of pricing provisions: time and materials, unit based, and fixed price. Revenue on our time and materials and unit based contracts are recognized as the work is performed in accordance with specific terms of the contract. Approximately 47.0% of our contracts are based on contractual rates per hour plus costs incurred. Some of these contracts include maximum contract prices, but the majority of these contracts are not expected to exceed the maximum. Contract revenue on our fixed price contracts is determined on the percentage of completion method based generally on the ratio of direct costs incurred to date to estimated total direct costs at completion. Many of our fixed price contracts are relatively short in duration, thereby lowering the risks of not properly estimating the percent complete.

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

Goodwill

We test our goodwill at least annually for possible impairment. We complete our annual testing of goodwill as of the last day of the first month of our fourth fiscal quarter each year to determine whether there is impairment. In addition to our annual test, we regularly evaluate whether events and circumstances have occurred that may indicate a potential impairment of goodwill. We recognized a goodwill impairment charge of $15.2 million related to our Energy Solutions reporting unit during the second quarter of 2012.  Following this impairment charge, none of our reporting units had any goodwill remaining.

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

During the second quarter of 2012, we determined that a quantitative assessment of our goodwill was warranted for the Energy Solutions reporting unit.  This assessment indicated that the estimated fair value of such reporting unit was less than its carrying value.  For this testing, we weighted the income approach and the market approach at 80% and 20%, respectively.  We further determined that all of the remaining goodwill for the Energy Solutions reporting unit was impaired and recognized an impairment charge of $15.2 million.

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

	Fiscal Three Months Ended		Fiscal Nine Months Ended
Statement of Operations Data	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011

Contract revenue	100.0%	100.0%	100%	100.0%
Direct costs of contract revenue:
Salaries and wages	26.4	23.0	25.0	25.4
Subconsultant services	33.0	30.9	41.2	29.3
Other direct costs, net	(6.9)	5.0	(1.5)	4.9
Total direct costs of contract revenue	52.4	58.9	64.7	59.5
General and administrative expenses:
Salaries and wages, payroll taxes, employee benefits	23.6	18.8	24.6	21.1
Facilities and facilities related	5.7	4.4	5.2	4.7
Stock-based compensation	0.2	0.1	0.3	0.2
Depreciation and amortization	0.8	0.7	0.7	0.9
Lease abandonment	—	—	—	—
Impairment of goodwill	—	—	21.6	—
Other	10.8	8.7	12.0	9.6
Total general and administrative expenses	41.0	32.8	64.4	36.5
Income (loss) from operations	6.6	8.3	(29.1)	4.0
Other (expense) income:
Interest income	—	—	—	—
Interest expense	(0.1)	(0.1)	(0.1)	(0.1)
Other, net	(0.1)	—	(0.1)	—
Total other (expense) income, net	(0.2)	—	(0.2)	(0.1)
Income (loss) before income tax expense	6.4	8.3	(29.2)	3.9
Income tax expense (benefit)	2.8	0.7	(4.2)	0.5
Net income (loss)	3.7%	7.6%	(25.0)%	3.4%

Three Months Ended September 28, 2012 Compared to Three Months Ended September 30, 2011

Contract revenue.    Our contract revenue was $21.5 million for the three months ended September 28, 2012, with $9.3 million attributable to the Engineering Services segment, $8.6 million attributable to the Energy Efficiency Services segment, $2.5 million attributable to the Public Finance Services segment, and $1.1 million attributable to the Homeland Security Services segment. Consolidated contract revenue decreased $7.1 million, or 24.7%, to $21.5 million for the three months ended September 28, 2012 from $28.6 million in the three months ended September 30, 2011. This decrease was due primarily to a decrease of $7.5 million, or 46.6%, in contract revenue of the Energy Efficiency Services segment as a result of a decrease in the direct installation of energy efficiency measures from the energy efficiency audits in New York and California and delays in the renewal of contracts for the energy efficiency, sustainability and renewable energy services of our subsidiary, Willdan Energy Solutions. For the three months ended September 28, 2012 as compared to the three months ended September 30, 2011, contract revenue increased by $0.8 million, or 9.6%, and decreased by $0.4 million, or 27.0%, for our Engineering Services Segment and Homeland Security Services segments, respectively. Contract revenue for our Public Finance Services segment remained flat.

Contract revenue for the Energy Efficiency Services segment decreased primarily because of a decrease in the direct installation of energy efficiency measures from the energy efficiency audits in New York and California and delays in the renewal of contracts for energy efficiency services in those states. Contract revenue for our Engineering Services Segment increased primarily because of an increase in city engineering subcontracting activities in Northern California in the three months ended September 28, 2012, as compared to the prior year period. Revenue in the Homeland Security Services segment decreased due to lower levels of activity in the traditional planning, training and exercise consulting services business.

Direct costs of contract revenue.    Direct costs of contract revenue were $11.3 million for the three months ended September 28, 2012, with $5.0 million attributable to the Engineering Services segment, $4.7 million attributable to the Energy Efficiency Services segment, $0.9 million attributable to the Public Finance Services segment, and $0.7 million attributable to the Homeland Security Services segment.  Overall, direct costs decreased by $5.6 million, or 33.0%, to $11.3 million for the three months ended September 28, 2012, from $16.9 million for the three months ended September 30, 2011.  This decrease is attributable to decreases in direct costs within our Energy Efficiency Services and Homeland Security Services segments of $6.4 million, or 57.6%, and $0.2 million, or 19.8%, respectively, offset by increases in direct costs of contract revenue within our Engineering Services and Public Finance Services segments of $0.9 million, or 22.6%, and $0.1 million, or 14.9%, respectively.

Direct costs decreased primarily as a result of decreases of $3.0 million, $1.7 million, and $0.9 million in other direct costs, salaries and wages, and subconsultant services, respectively. Other direct costs decreased due to lower pass through costs and subcontractor services incurred and not yet billed. Salaries and wages categorized as direct costs of contract revenue decreased as a result of reduced headcount, and subconsultant services decreased as a result of fewer contracts being completed by our Energy Efficiency Services segment that rely on the use of subconsultants.

General and administrative expenses.    General and administrative expenses decreased by $0.5 million, or 5.7%, to $8.8 million for the three months ended September 28, 2012 from $9.4 million for the three months ended September 30, 2011. This decrease reflected decreases of $0.4 million and $0.2 million in general and administrative expenses of the Energy Efficiency Services and the Homeland Security Services segments, respectively. General and administrative expenses increased by $0.1 million for our Public Finance Services segment, and remained flat for our Engineering Services segment. Our unallocated corporate expenses also remained flat.  General and administrative expenses as a percentage of contract revenue was 41.0% for the three months ended September 28, 2012 as compared to 32.8% for the three months ended September 30, 2011.

Of the $0.5 million decrease in general and administrative expenses, approximately $0.3 million resulted from a decrease in salaries and wages, payroll taxes and employee benefits, primarily as a result of decreased headcount. The remaining $0.2 million decrease primarily relates to other general and administrative expenses and is primarily attributable to decreases in other expenses and professional service fees, partially offset by an increase in accounting, legal and recruiting expenses.

Income (loss) from operations.     As a result of the above factors, our operating income was $1.4 million for the three months ended September 28, 2012, as compared to operating income of $2.4 million for the three months ended September 30, 2011. Income from operations as a percentage of contract revenue was 6.6% for the three months ended September 28, 2012, as compared to income from operations as a percentage of contract revenue of 8.3% in the prior year period.

Other expense.    Other expense, net was $40,000 for the three months ended September 28, 2012, as compared to $12,000 for the three months ended September 30, 2011. The increase is primarily the result of higher interest expense due to increased borrowings under our line of credit.

Income tax expense (benefit).     We recorded an income tax expense of $0.6 million for the three months ended September 28, 2012, as compared to an income tax expense of $0.2 million for the three months ended September 30, 2011.

Net income (loss).    As a result of the above factors, our net income was $0.8 million for the three months ended September 28, 2012 compared to net income of $2.2 million for the three months ended September 30, 2011.

Nine Months Ended September 28, 2012 Compared to Nine Months Ended September 30, 2011

Contract revenue.    Our contract revenue was $70.5 million for the nine months ended September 28, 2012, with $25.5 million attributable to the Engineering Services segment, $34.5 million attributable to the Energy Efficiency Services segment, $7.4 million attributable to the Public Finance Services segment, and $3.1 million attributable to the Homeland Security Services segment. Consolidated contract revenue for the nine months ended September 28, 2012 decreased $6.7 million, or 8.6%, to $70.5 million from $77.2 million for the nine months ended September 30, 2011, reflecting decreases of $4.6 million, or 11.7%, $0.6 million, or 2.4%, and $1.5 million, or 32.5%, in contract revenue for our Energy Efficiency Services, Engineering Services and Homeland Security Services segments, respectively. Contract revenue for our Public Finance Services segment remained flat.

Contract revenue for the Energy Efficiency Services segment decreased primarily because of a decrease in the direct installation of energy efficiency measures from the energy efficiency audits in New York and California and delays in the renewal of contracts for energy efficiency services in those states. Contract revenue for the Engineering Services segment continues to be impacted by the decline in the California residential housing market and state and local government budget cuts. Revenue in the Homeland Security Services segment decreased due to lower levels of activity in the traditional planning, training and exercise consulting services business.

Direct costs of contract revenue.    Direct costs of contract revenue were $45.6 million for the nine months ended September 28, 2012, with $14.1 million attributable to the Engineering Services segment, $27.2 million attributable to the Energy Efficiency Services segment, $2.6 million attributable to the Public Finance Services segment, and $1.7 million attributable to the Homeland Security Services segment.  Overall, direct costs decreased by $0.3 million, or 0.7%, to $45.6 million for the nine months ended September 28, 2012, from $45.9 million for the nine months ended September 30, 2011.  This decrease is attributable to decreases in direct costs within our Energy Efficiency Services segment and our Homeland Security Services segment of $0.4 million, or 1.5%, and $0.6 million, or 27.3%, respectively, partially offset by increases in direct costs of contract revenue of $0.4 million, or 3.1%, and $0.3 million, or 12.6%, in our Engineering Services and Public Finance Services segments, respectively.

Direct costs decreased primarily as a result of decreases in other direct costs and salaries and wages of $4.8 million and $2.0 million, respectively, partially offset by an increase in subconsultant services used by our Energy Efficiency Services segment of $6.5 million. Other direct costs decreased due to lower pass through costs and subcontractor services incurred and not yet billed. However, direct costs as a percentage of contract revenue remained relatively constant in the 2012 period as compared to the 2011 period. Salaries and wages categorized as direct costs of contract revenue decreased as a result of decreased chargeability of labor and decreased headcount, resulting in more salaries and wages being allocated to general and administrative expenses, and increased use of subconsultants to provide certain services instead of full-time employees. Salaries and wages as a percentage of contract revenue remained relatively constant in the 2012 period as compared to the 2011 period. In the first half of 2012 there was a concentration of direct installation energy efficiency measures, which resulted in an increase in subconsultant services provided by our subsidiary Willdan Energy Solutions. Subconsultant services increased to 41.2% of contract revenue for the nine months ended September 28, 2012 from 29.3% of contract revenue for the nine months ended September 30, 2011.

General and administrative expenses.    General and administrative expenses increased by $17.2 million, or 61.1%, to $45.4 million for the nine months ended September 28, 2012 from $28.2 million for the nine months ended September 30, 2011. This reflected increases of $18.0 million and $0.1 million in general and administrative expenses of the Energy Efficiency Services and the Engineering Services segments, respectively, partially offset by decreases of $0.2 million and $0.7 million for our Public Finance Services and Homeland Security Services segments, respectively. Our unallocated corporate expenses remained flat.  General and administrative expenses as a percentage of contract revenue was 64.4% for the nine months ended September 28, 2012 as compared to 36.5% for the nine months ended September 30, 2011.

Of the $17.2 million increase in general and administrative expenses, approximately $15.2 million resulted from a goodwill impairment charge we recognized relating to our Energy Efficiency Services segment in the second quarter of 2012. See “—Components of Interest and Expense—Goodwill.” Salaries and wages, payroll taxes and employee benefits also increased by $1.1 million primarily as a result of decreased chargeability of labor. As discussed above under “—Components of Income and Expense—Direct Costs of Contract Revenue,” we do not allocate that portion of salaries and wages not related to time spent directly generating revenue to direct costs of contract revenue and project delays in our Energy Efficiency Services segment resulted in more unallocated time. The remaining $0.9 million increase primarily relates to other general and administrative expenses and is attributable to increases in other expenses, accounting, legal and recruiting expenses, and professional service fees.

Loss from operations.     As a result of the above factors, our operating loss was $20.5 million for the nine months ended September 28, 2012, as compared to operating income of $3.1 million for the nine months ended September 30, 2011. Loss from operations was primarily due to the goodwill impairment charge of $15.2 million. Loss from operations as a percentage of contract revenue was 29.1% for the nine months ended September 28, 2012, as compared to income from operations as a percentage of contract revenue of 4.0% in the prior year period.

Other expense.    Other expense, net was $111,000 for the nine months ended September 28, 2012, as compared to $43,000 for the nine months ended September 30, 2011. The increase is primarily the result of higher interest expense due to increased borrowings under our line of credit.

Income tax (benefit) expense.     We recorded an income tax benefit of $3.0 million for the nine months ended September 28, 2012, as compared to income tax expense of $0.4 million for the nine months ended September 30, 2011. The tax benefit is attributable to the $15.2 million of goodwill impairment included in our pretax loss for the current period of $20.5 million, offset by a $5.3 million valuation allowance due to the uncertainty of realization of net deferred tax assets after the reduction of deferred tax liabilities associated with goodwill impairment.

Net (loss) income.    As a result of the above factors, our net loss was $17.6 million for the nine months ended September 28, 2012 compared to net income of $2.6 million for the nine months ended September 30, 2011. Our net loss for the nine months ended September 28, 2012 was impacted significantly by the $15.2 million impairment charge we recognized during such period.

Liquidity and Capital Resources

As of September 28, 2012, we had $9.2 million of cash and cash equivalents.  Our primary source of liquidity is cash generated from operations. We also have a revolving line of credit with Wells Fargo, which matures on April 1, 2013, but our ability to borrow funds under this line of credit is currently subject to Wells Fargo’s discretion.  While we believe that our cash and cash equivalents on hand and cash generated by operating activities will be sufficient to finance our operating activities for at least the next 12 months, if we do experience a cash flow shortage, we may have difficulty obtaining additional funds on favorable terms, if at all, in order to meet obligations as they come due in the normal course of business.

Cash flows from operating activities

Cash flows provided by operating activities were $4.6 million for the nine months ended September 28, 2012 compared to cash flows provided by operating activities of $3.1 million for the nine months ended September 30, 2011.  The cash flows provided by operating activities in the nine months ended September 28, 2012 were comparatively higher than the prior year period despite lower contract revenue, due primarily to decreases in costs and estimated earnings in excess of billing on uncompleted contracts and accounts receivable and an increase in billings in excess of costs and estimated earnings on uncompleted contracts, partially offset by decreases in accounts payable and accrued liabilities.

Cash flows from investing activities

Cash flows used in investing activities were $0.3 million for the nine months ended September 28, 2012 compared to $3.0 million used in investing activities for the nine months ended September 30, 2011.  Cash flows used in investing activities decreased by $2.7 million primarily because of an earn-out payment made in August 2011 in connection with our acquisition of Intergy Corporation and no such payment was made in the 2012 period.

Cash flows from financing activities

Cash flows provided by financing activities were $1.9 million for the nine months ended September 28, 2012 compared to $1.6 million provided by financing activities for the nine months ended September 30, 2011.  Cash flows provided by financing activities increased by $0.3 million primarily due to additional borrowings made under our line of credit during the nine months ended September 28, 2012, partially offset by an increase in notes payable.

Outstanding indebtedness

We currently have a revolving credit agreement with Wells Fargo, which was entered into on December 23, 2011 and became effective as of January 1, 2012. The credit agreement replaced our prior credit facility with Wells Fargo that expired on January 1, 2012.  There were $3.0 million of outstanding borrowings under this agreement as of September 28, 2012.

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

As of September 28, 2012, we had breached the net income covenant under the credit agreement because we did not have net income of at least $250,000 measured on a rolling four quarter basis and we sustained net losses during two consecutive quarters in the past year.  Additionally, our ratio of total funded debt to EBITDA exceeds the limit permitted under the credit agreement.(1)  Because of these covenant breaches, our ability to borrow additional funds under the credit agreement is currently subject to Wells Fargo’s discretion and Wells Fargo could choose to increase the interest rate by 4.0%, make the loans outstanding under the credit agreement immediately due and payable, and/or terminate its commitments to us under the credit agreement. Although we are seeking a waiver for these covenant breaches and are seeking to amend certain covenants in the credit agreement, Wells Fargo is not obligated to provide any waiver for current or future covenant breaches or modify the terms of the credit agreement.

Contractual obligations

We had $93,000 in new capital lease obligations and no other material changes in commitments for long-term debt obligations, operating lease obligations or capital lease obligations as of September 28, 2012, as compared to those disclosed in our table of contractual obligations included in our Annual Report on Form 10-K for the year ended December 30, 2011.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

(1)  If we do not maintain a ratio of total funded debt to EBITDA of 1.75 or lower, determined on a rolling four quarter basis, Wells Fargo may choose to increase the interest rate of our outstanding indebtedness, make any loans outstanding under the credit agreement immediately due and payable and will no longer be obligated to extend further credit to us.  Management therefore believes that presentation of total funded debt to EBITDA is useful to investors because it helps them understand how our total funded debt to EBITDA compares to the financial covenant contained in our credit agreement and whether we have violated or are close to violating such covenant.  Management also reviews the ratio of total funded debt to EBITDA, along with the other financial covenants contained in our credit agreement, to ensure it will continue to have access to its financing sources.  Total funded debt is defined as “the sum of all obligations for borrowed money (including subordinated debt) plus all capital lease obligations,” and EBITDA is defined as “net profit before tax plus interest expense (net of capitalized interest expense), depreciation expense and amortization expense.”  As a result of the definition of total funded debt in our credit agreement, total funded debt represents our total borrowings under our line of credit, letters of credit, notes payable and capital lease obligations as of September 28, 2012.  These definitions may differ from those of other companies reporting similarly named measures.  These measures should be considered in addition to, and not as a substitute for or superior to, other measures of financial performance prepared in accordance with U.S. generally accepted accounting principles, or GAAP.  Total funded debt and EBITDA are not recognized terms under GAAP and do not purport to be alternatives to any GAAP measures.

The following is a calculation of our ratio of total funded debt to EBITDA:

Four Quarters Ended
September 28, 2012

Total funded debt	$3,448,000
EBITDA	(19,392,000)
Ratio of total funded debt to EBITDA	(0.18)

The following is a reconciliation of EBITDA to net income:

Four Quarters Ended
September 28, 2012

Net loss	$(18,379,000)
Income tax benefit	(1,893,000)
Interest expense	104,000
Interest income	(4,000)
Depreciation and amortization	780,000
EBITDA	$(19,392,000)

Recent Accounting Pronouncements

As of September 28, 2012, the impact of recent accounting pronouncements on the Company is not expected to be material.

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

These statements involve certain known and unknown risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements.  Such risks and uncertainties include, among others, those listed in this report.  The forward-looking statements in this report, as well as subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, are hereby expressly qualified in their entirety by the cautionary statements in this report, including the risk factors in our Form 10-K for the year ended December 30, 2011, our Quarterly Reports on Form 10-Q for the quarters ended March 30, 2012 and June 29, 2012 and this Form 10-Q.  We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances.

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

We had cash and cash equivalents of $9.2 million as of September 28, 2012. This amount includes $7.5 million invested in the Wells Fargo Stage Coach Sweep Investment Account and $1.0 million in the Wells Fargo Money Market Mutual Fund. The balance of $0.7 million represents cash on hand in business checking accounts. Although these investments are subject to variable interest rates, we do not believe we are subject to significant market risk for these short-term investments.

We do not engage in trading activities and do not participate in foreign currency transactions or utilize derivative financial instruments. As of September 28, 2012, we had $3.0 million outstanding debt under our revolving credit facility that bears interest at variable rates.

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

In connection with the preparation of this Quarterly Report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 28, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, as of September 28, 2012. No change in our internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

French v. Willdan Engineering, Superior Court of California, Riverside County

In January 1991, we were originally retained by the City of Calimesa, California to review and process development plans. We have provided plan review continuously since that date under various contracts with the city. As the city receives applications from developers for project approvals, the city forwards the project plans to us for processing. We process the plans and the city pays us for our services. In August 2008, a suit was filed by a city employee alleging that the city processed development applications without first collecting fees from developers to cover the costs of processing. The suit further alleged that even though we performed the work requested by the city, the city should not have paid us for our work in advance of collecting the developers’ fees. The plaintiff sought to recover for the city amounts paid to us for processing project plans for which the developer fees have not been paid. On January 11, 2012, this suit proceeded to trial where we prevailed. The plaintiff filed an appeal, which was abandoned on October 12, 2012.  This matter did not have a material adverse effect on our financial statements.

Item 1A.  Risk Factors

Except as set forth below, there are no material changes to the risk factors set forth in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 30, 2011 and our Quarterly Reports on Form 10-Q for the quarters ended March 30, 2012 and June 29, 2012.

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

We anticipate that our current cash, cash equivalents and cash provided by operating activities will be sufficient to meet our current and anticipated needs for general corporate purposes during the next 12 months. It is possible, however, that we may not generate sufficient cash flow from operations or otherwise have the capital resources to meet our future capital needs. As of September 28, 2012, we had borrowed $3.0 million of the $5.0 million available under our revolving credit facility with Wells Fargo, but our ability to borrow additional funds under our revolving credit facility is currently subject to Wells Fargo’s discretion because we were in breach of certain covenants at September 28, 2012. As of September 28, 2012, we had breached the net income covenant in our revolving credit facility because we did not have net income of at least $250,000 measured on a rolling four quarter basis and we had sustained net losses during two consecutive quarters within the last year. Additionally, our ratio of total funded debt to EBITDA exceeds the limits permitted under the credit agreement.  Because of these covenant breaches, Wells Fargo also could choose to increase the interest rate by 4.0%, make the loans outstanding under the credit agreement immediately due and payable, and/or terminate its commitments to us under the credit agreement. Although we are seeking a waiver for these covenant breaches and are seeking to amend certain covenants in the credit agreement, Wells Fargo is not obligated to provide any waiver for current or future covenant breaches or modify the terms of the credit agreement. In the course of obtaining such waivers or modifications, Wells Fargo may require modifications to the facility on terms that are not favorable to us.  Wells Fargo may also refuse to renew the facility when it expires in April 2013. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Outstanding Indebtedness.”

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

Our largest client, Consolidated Edison Company of New York, accounted for approximately 24.1%  and 26.9% of our consolidated contract revenue in for the nine months ended September 28, 2012 and September 30, 2011, respectively. This revenue primarily relates to a contract we entered into in fiscal 2009 with Consolidated Edison, which has since terminated.  We entered into a new contract with Consolidated Edison on July 9, 2012, but this contract is for fewer services than the 2009 contract with Consolidated Edison.  Our top five customers collectively accounted for approximately 42.7% of our revenue for the nine months ended September 28, 2012. The loss of, or reduction in orders from, these clients could have a material adverse effect on our business, financial condition and results of operations.

Business disruptions in our Energy Solutions business related to Hurricane Sandy may negatively impact our future results.

Willdan Energy Solutions provides energy efficiency and sustainability consulting services to several utilities that have been impacted by Hurricane Sandy, including our largest customer, Consolidated Edison.  Following the hurricane, we were temporarily unable to perform energy efficiency work for these customers as planned, and we are unable to forecast the near-term outlook for our Energy Solutions unit while our customers attempt to restore their services to the affected regions and rebuild their damaged infrastructure.  These business disruptions could have a material adverse effect on our business, results of operations and financial condition in future periods.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Exhibit Description
3.1	First Amended and Restated Certificate of Incorporation of Willdan Group, Inc., including amendments thereto(1)
3.2	Amended and Restated Bylaws of Willdan Group, Inc.(2)
10.1	Agreement for Small Business Direct Install Program, dated July 2, 2012, between Consolidated Edison Company of New York, Inc. and Willdan Energy Solutions.*†
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002*
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of September 28, 2012 and December 30, 2011; (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 28, 2012; (iii) the Condensed Consolidated Statement of Cash Flows for the three months and nine months ended September 28, 2012 and (iv) the Notes to the Condensed Consolidated Financial Statements.

*              Filed herewith.

†              Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

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
Date: November 8, 2012