Form 10-K
period 2012-12-28
Willdan Group, Inc.
filed 2013-03-26
CIK 1370450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 28, 2012
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-33076

WILLDAN GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	14-1951112 (IRS Employer Identification No.)
2401 East Katella Avenue, Suite 300, Anaheim, California (Address of principal executive offices)	92806 (Zip Code)

(800) 424-9144
(Registrant's telephone number, including area code)

Common Stock, $0.01 par value	NASDAQ Global Market
(Title of class)	(Name of exchange)

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

         The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as reported on the NASDAQ Global Market, as of the last business day of the registrant's most recently completed second fiscal quarter was $9.3 million.

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

         On March 22, 2013, 7,335,365 shares of the registrant's common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Part III of this Form 10-K incorporates information by reference from the registrant's definitive proxy statement for the 2013 Annual Meeting to be filed on or prior to 120 days after the end of our fiscal year.

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

  •
  Economic and Financial Consulting; and

  •
  National Preparedness and Interoperability.

        We operate our business through a network of offices located primarily in California and New York. We also have operations in Arizona, Florida, Texas, Washington and Washington, DC. As of December 28, 2012, we had a staff of 534 which includes licensed engineers and other professionals. Based on our 2011 revenue, we ranked 109 out of 500 top design firms in Engineering News-Record's 2012 Design Survey. Historically, our clients have been public agencies in communities with populations ranging from 10,000 to 300,000 people. We believe communities of this size are underserved by large outsourcing companies that tend to focus on securing large federal and state projects, as well as projects for the private sector. We also provide services to public and private utilities that service major metropolitan communities and commercial and industrial firms, particularly in connection with our energy efficiency and sustainability services. We seek to establish close working relationships with our clients and expand the breadth and depth of the services we provide to them over time.

        While we currently serve communities throughout the country, our business with public agencies is concentrated in California and Arizona. We provide services to approximately 57% of the 482 cities and approximately 52% of the 58 counties in California. We also serve special districts, school districts, a range of public agencies and private industry. Our business with public and private utilities is concentrated in California and New York.

        In fiscal 2008 and 2009, general economic conditions declined due to a number of factors including slower economic activity, a lack of available credit, decreased consumer confidence and reduced corporate profits and capital spending, leading to a slowdown in construction, particularly residential housing construction, in the western United States. As a result of this slowdown, both our Engineering Services segment and Public Finance Services segment suffered declines in revenue and operating margin compression. While economic conditions improved from fiscal 2010 through 2012, the recovery has been slow, particularly with regard to our traditional engineering services and public finance services. While our profitability increased in fiscal 2010 and 2011 as a result of increased revenue from our Energy Efficiency Services segment, our profitability in fiscal 2012 was severely impacted by a goodwill impairment charge related to that segment. See "Management's Discussion and Analysis of Financial Condition and Results of Operation."

        We were founded in 1964 and Willdan Group, Inc., a Delaware corporation, was formed in 2006 to serve as our holding company. We consist of a family of wholly owned companies that operate within the following segments for financial reporting purposes:

        Engineering Services.    Our Engineering Services segment includes the operations of our subsidiaries, Willdan Engineering and Public Agency Resources ("PARs"). Willdan Engineering provides civil engineering-related and city planning services, geotechnical and other engineering consulting services to our clients. PARs primarily provides staffing to Willdan Engineering. Contract revenue for the Engineering Services segment represented approximately 36% and 32% of our overall consolidated contract revenue for fiscal years 2012 and 2011, respectively.

        Energy Efficiency Services.    Our Energy Efficiency Services segment consists of the business of our subsidiary, Willdan Energy Solutions, which offers energy efficiency and sustainability consulting services to utilities, public agencies and private industry. This segment is currently our largest segment based on contract revenue, representing approximately 49% and 54% of our consolidated contract revenue for fiscal years 2012 and 2011, respectively.

        Public Finance Services.    Our Public Finance Services segment consists of the business of our subsidiary, Willdan Financial Services, which offers economic and financial consulting services to public agencies. Contract revenue for the Public Finance Services segment represented approximately 11% and 9% of our consolidated contract revenue for fiscal years 2012 and 2011, respectively.

        Homeland Security Services.    Our Homeland Security Services segment consists of the business of our subsidiary, Willdan Homeland Solutions, which offers national preparedness and interoperability services and communications and technology solutions. Contract revenue for our Homeland Security Services segment represented approximately 4% and 5% of our consolidated contract revenue for fiscal years 2012 and 2011, respectively.

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

  Economic and Financial Consulting

        Public agencies must raise the necessary funding to build, improve and maintain infrastructure and to provide services to their local communities. While tax revenues are a primary source of funding, in California there are property tax and spending limits that curtail the generation of these funds. Alternatives include the issuance of tax-exempt securities; the formation of special financing districts to assess property owners on a parcel basis for infrastructure and public improvements, such as assessment districts and community facilities districts (known as Mello-Roos districts in California); the implementation of development impact fee programs that require developers to bear the cost of the impact of development on local infrastructure; user fee programs that pass costs along to the actual users of services; optimization of utility rates; and special taxes enacted by voters for specific purposes.

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

  Homeland Security, National Preparedness and Interoperability Services

        After September 11, 2001, the need to protect civil infrastructure and implement additional security measures became a priority at all levels of government. In addition to the threat of terrorism, Hurricanes Katrina and Rita and Superstorm Sandy highlighted the vulnerability of our country's infrastructure to natural disasters, while the Deepwater Horizon oil spill along the Louisiana Gulf Coast emphasized the need for disaster preparedness. These events placed an increased burden on local and regional public agencies to be prepared to respond. In addition to fire and safety personnel, agencies responsible for the physical safety of infrastructure elements, such as water and wastewater systems, ports and airports, roads and highways, bridges and dams, are under increased pressure to prepare for natural and man-made disasters. Accordingly, the federal government now considers public works staff members to be "first responders" to such incidents and we believe that agencies are allocating resources accordingly.

        For fiscal year 2012, under the Department of Homeland Security Grant Program ("HSGP"), the federal government provided approximately $831 million to the states, which in turn disbursed these funds to local law enforcement and other agencies. The federal Department of Homeland Security ("DHS"), designated 31 metropolitan areas throughout the country to receive almost half of the HSGP funds through a program called the DHS Urban Areas Security Initiative, or UASI. Designated UASI

metropolitan areas include eight metropolitan areas in California and the Phoenix, Arizona; Tucson, Arizona; Denver, Colorado; and Las Vegas, Nevada metropolitan areas.

Our Services

        We specialize in providing professional technical and consulting services to public agencies, utilities and private industry. Our core client base is composed of cities, counties, special districts, other local and state agencies, tribal governments, public and private utilities and commercial and industrial firms.

        We are organized to profitably manage numerous small to mid-size contracts at the same time. Our contracts can range from $1,000 to over $5,000,000 in contract revenue. Our project contracts typically have a duration of less than 12 months, although we have city services contracts that have been in effect for over 30 years. At December 28, 2012, we had approximately 1,350 open projects.

        We offer services in four segments: Engineering Services, Energy Efficiency Services, Public Finance Services, and Homeland Security Services. The interfaces and synergies among these segments are key elements of our strategy. Management established these segments based upon the services provided, the different marketing strategies associated with these services and the specialized needs of their respective clients. The following table presents, for the years indicated, the approximate percentage of our consolidated contract revenue attributable to each segment:

	Fiscal Year
	2012	2011	2010
Engineering Services	36%	32%	42%
Energy Efficiency Services	49%	54%	38%
Public Finance Services	11%	9%	13%
Homeland Security Services	4%	5%	7%

        See Note 13—"Segment Information" for additional segment information.

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

        City Engineering.    We specialize in providing engineering services tailored to the unique needs of municipalities. City engineering can range from staffing an entire engineering department to carrying out specific projects within a municipality, such as developing a pavement management program or reviewing engineering plans on behalf of a city. This service is the core of our original business and was the first service offered when we were founded.

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

        Disaster Recovery.    We provide disaster recovery services to cities, counties and local government. Our experience in disaster recovery includes assisting communities in the disaster recovery process following earthquakes, firestorms, mudslides and other natural disasters. We typically organize and staff several disaster recovery centers which function as "one-stop permit centers" which guarantee turn-around performance for fast-track plan checking and inspection services. In addition, we have experience in dealing with street and storm drain clean-up, replacement or repair of damaged storm drains, streets, and bridges, debris management and preparation and implementation of a near-term erosion and sediment control program.

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

        Planning.    We assist communities with a full range of planning services, from the preparation of long-range policy plans to assistance with the day to day operations of a planning department. For several cities, we provide contract staff support. We provide environmental documentation services (including National Environmental Policy Act (NEPA), California Environmental Quality Act (CEQA) and Environmental Impact Report (EIR) compliance and document preparation), mitigation monitoring programs and third party environmental review. We also provide urban planning and design services focused on investigation of specific planning and design issues and the formulation of plans, policies, and strategies for communities as a whole or for specific study areas. Typical assignments include land use studies, development of specific plans or general plan elements, design guidelines, and zoning ordinances. Our urban planning services include assisting communities with the implementation of general plans, land use enforcement, capital improvement planning, community development and redevelopment programs, and economic development strategies. We typically perform the development services function for emerging and newly incorporated cities.

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

  •
  City of Long Beach.  For over nine years, we have been providing the City of Long Beach with a range of on-call services including construction management, public works observation, building and safety, and materials testing services relating to various public works projects throughout the city. We manage and inspect approximately $40 million worth of publicly funded projects per year including paving, street repairs, sewers, bridges, storm drains, slurry seals, airport runway repair at the Long Beach Airport, alley improvement projects, and tenet improvements to city owned buildings and other appurtenant work. In addition to our construction management and inspection services, we have provided public outreach services for many of the city's high profile public works projects such as the city's recent award winning Downtown Bike Lane Project, Long Beach Boulevard Reconstruction Project, and Atlantic Boulevard through Bixby knolls.

  •
  Los Angeles County Metropolitan Transportation Authority (MTA).  We teamed with another engineering firm to execute an engineering and design services project for the Los Angeles MTA. The project included the construction of a Bus Rapid Transit (BRT) line that extends four miles north from Metro Orange Line Canoga Station to the Metrolink Chatsworth Station and the construction of four new stations at Sherman Way, Roscoe Boulevard, Nordhoff Street and Chatsworth Train Depot. This dedicated busway offers improvements to north-south mobility in the western San Fernando Valley by connecting activity centers along the corridor and extending the Metro Orange Line to connect with Metrolink. Other benefits include faster travel times, improved bus connections, and better access to destinations throughout Los Angeles County.

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

  •
  L.A. County Department of Public Works (LACDPW).  We have been providing a variety of on-call services to LACDPW for over 10 years. Most recently, we prepared a flood risk mitigation alternatives study to begin the process of mitigating increased flood risks identified by the Los Angeles County Flood Control District (LACFCD) along Compton Creek and Dominguez Channel. The study identified, analyzed, and ranked alternative solutions to address hydraulic deficiencies discovered by the LACFCD. In addition, the study analyzed combinations of alternative solutions that address the flood control issues and incorporate multi-use benefit components that improve water conservation with input from the LACFCD and watershed stakeholders. We were also contracted to provide engineering services related to a Sediment Placement Site (SPS) for La Tuna Canyon. The purpose of the proposed project is to ultimately provide storage for approximately nine million cubic yards of fill material as an SPS. The conceptual grading phase, will determine the feasibility of implementing an SPS at this site and identify any major constraints to completing the ultimate grading and staged grading for the project.

  •
  Town of Florence.  We have been providing a range of services to the town of Florence. We were hired to perform the building safety, civil plan review and inspection for the 100,000 square foot $24 million hospital facility, a single-story medical complex providing a 22-bed emergency department, a 20-bed multi-organized service unit and an 18-bed correctional unit. Drainage improvements include the complete removal and replacement of roadways in Phase I of Florence Gardens, including curbs, sidewalks, driveways, valley gutters and asphalt. As District engineer, we prepare the modification of mapping and assessment diagrams and reviews of legal descriptions, title reports, cost estimates, and boundary maps associated with parcel modification within the district. As District Administrator, we oversee the administration of the semi-annual billings for the special assessment districts, which includes delinquency management and pay-off computations. As Superintendent of Streets, we prepare the warrants and accepts the District Treasurers return, modifying assessments and releasing the assessment roles.

  •
  City of La Cañada Flintridge.  We are providing a range of services, including civil and structural design services, funding coordination, environmental services, regulatory permitting and construction support. We have served as City Traffic Engineer for the City of La Cañada Flintridge since 2000. The project includes handling all general traffic engineering concerns within the city, such as reviewing traffic impact studies, preparing and reviewing traffic signal and striping plans, performing stop sign and safety analyses, preparing and presenting Commission and Council reports, conducting field investigations, investigating citizen requests and supervising city staff in the performance of these duties. We are also providing professional traffic engineering design services for the West Foothill Bikeway Project. The project will accommodate a Type II bike lane along Foothill Boulevard from West City Limit to Alta Canyada Road and Alta Canyada Road from Foothill Boulevard to Descanso Drive. We provided professional engineering services to design two new raised crosswalks on Cornishon Avenue and four electronic speed awareness signs as part of a state Safe Routes to School grant. The project included field survey, civil design and related project management for the preparation of plans, specifications and cost estimate.

  •
  City of Ridgecrest.  We provided resident engineer, Caltrans local assistance liaison, and quality assurance testing services for a federally funded project to reconstruct the AC pavement roadway on College Heights Boulevard between Franklin Avenue and Javis Avenue. We also provided bid support, construction management, and full time inspection services. In addition, we handled all aspects of the federal aid assistance process. Additionally, we provided resident engineer, inspection, and quality assurance testing services for a Proposition 1B funded project to rehabilitate the existing asphalt concrete pavement on Drummond Avenue between Norma Street and China Lake Boulevard. We are also providing resident engineer, inspection, and quality assurance testing services for a state-legislated Safe Routes to school improvement project near James Monroe Middle School.

Energy Efficiency Services

        In fiscal 2008, we acquired our subsidiary, Willdan Energy Solutions ("WES"), formerly known as Intergy. WES is an energy efficiency and sustainability consulting firm that provides specialized, innovative services in energy, water, and resource management to businesses, utilities, state agencies, municipalities, and non-profit organizations. Our experienced engineers and staff develop efficient and cost-effective approaches within all phases of projects. WES energy efficiency services include comprehensive surveys, program design, benchmarking analysis, and metering.

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

        Sustainability.    We assist clients (including utilities, schools and private companies) in developing and managing facilities and infrastructures through a holistic, practical approach to sustainability. Our services in the area of sustainability cover renewable energy, master plans, Leadership in Energy and Environmental Design (LEED) certification for buildings, Green House Gas (GHG) reduction strategies, and the development of California Assembly Bill No. 811 (AB-811) projects.

        Climate Action Plans.    We assist governmental clients with the development and implementation of climate action plans. These plans include energy efficiency, water conservation, land development, renewable, and GHG reduction strategies.

        Representative Projects.    The following are examples of typical ongoing projects we have in the Energy Efficiency Services segment:

  •
  Consolidated Edison Company of New York.  We serve as Consolidated Edison's program manager and implementer for its Small Business Direct Install (SBDI) Program in New York City. The Program helps small businesses achieve energy efficiency and financial savings, offering both free and cost-shared energy efficiency retrofits, including installation of high-efficiency lighting; heating, ventilation, and air conditioning; and refrigeration energy conservation measures. As the program implementer, we are responsible for: moving a high volume of projects from survey to retrofit; tracking, analyzing, and reporting on project status and program data; and completing installation through self performance and a small group of contractors. After completing the initial contract with Consolidated Edison of New York, WES was awarded a new contract in 2012 to continue the program in Bronx, Brooklyn, and Queens, with the goal of 146 million kWh in energy savings.

  •
  New York State Energy Research & Development Authority (NYSERDA).  Under the State of New York's Industrial Process Efficiency (IPE) Program we serve as the exclusive energy efficiency contractor for data centers. We are tasked with managing NYSERDA's entire program process, from customer outreach to application to post-installation review, and stimulating energy efficiency investment in the data center sector, which is the fastest-growing energy consumer sector in New York. We have worked with 750 customers and 250 strategic partners to identify and foster over 150 data center projects, with an estimated energy savings of approximately 195 million kWh in New York State.

  •
  Pacific Gas & Electric (PG&E), Southern California Edison (SCE), and San Diego Gas & Electric (SDG&E) Hospital Energy Efficiency Program (HEEP). We serve as program administrator for HEEP, which offers turn-key energy efficiency services for hospitals and medical office buildings in the territories of PG&E, SCE, and SDG&E, including acute hospitals (ambulatory surgery centers licensed under acute hospitals and acute hospital outpatient services); acute psychiatric hospitals; medical or healthcare-related office buildings; chemical dependency recovery hospitals; skilled nursing facilities; free-standing trauma centers; community clinics; convalescent hospitals; and extended care facilities. The two programs are scheduled to deliver a total energy savings of 36.4 million kWh.

  •
  Pacific Gas & Electric (PG&E) Ozone Laundry Energy Efficiency Program (OLEEP).  OLEEP captures cost-effective natural gas savings for on-premise laundry equipment in hotels and lodging facilities with over 200 rooms, hospitals and residential care facilities, commercial laundry services, and correctional facilities. Our program administration services include facility audits, engineering and financial analysis, contractor bid and selection assistance, and water agency incentive assistance.

  •
  Southern California Edison (SCE) and San Diego Gas & Electric (SDG&E) Lodging Energy Efficiency Program (LEEP). LEEP provides customized energy-saving solutions for lodging customers, including full-service development, management, and implementation of energy-savings projects. In the three year program cycle ended in 2012, the program delivered a total energy savings of approximately 31.2 million kWh.

  •
  Puget Sound Energy (PSE) and Sacramento Municipal Utility District (SMUD) Direct Install Program. Since July 2011, we have administered and managed PSE and SMUD's Direct Install Program, which offers incentives for small-sized businesses to make energy efficiency upgrades. Typical upgrades include lighting, refrigeration, electric water heating, occupancy sensors, and LED signs. To date, we have delivered saving of approximately 7.4 million kWh to 514 small businesses.

  •
  Orange & Rockland Utilities (O&R) Lighten Up Program.  We serve as O&R's program manager and implementer for its Lighten Up energy efficiency program. The Program helps small businesses achieve energy efficiency and financial savings, offering both free and cost-shared energy efficiency retrofits, including installation of high-efficiency lighting; heating, ventilation, and air conditioning; and refrigeration energy conservation measures. As the program implementer, we are responsible for moving a high volume of projects from survey to retrofit; tracking, analyzing, and reporting on project status and program data; and completing installation through self performance and a small group of contractors. After completing the initial contract with O&R, we were awarded a new contract in September 2012 to continue the program.

  •
  Southern California Edison (SCE) Schools Program.  We serviced 280 school facilities across 15 districts in Southern California Edison's territory in 2012, and are continuing to provide these services in 2013. The program encompasses all energy end uses found in an educational environment—from lighting and controls to heating, ventilation, and air conditioning—with the purpose of promoting energy efficiency. We delivered savings of almost 16 million kWh and over 2,000 kW during the initial phase of the project. In light of our performance, including an exemplary safety record in schools, SCE has increased the program budget from $1.5 million to the current budget amount of $8.6 million.

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

        Financial Consulting.    We perform economic analyses and financial projects for public agencies, including:

  •
  Fee and rate studies, such as cost allocation studies and user fee analysis;

  •
  Utility rate analysis for water, wastewater and stormwater;

  •
  Fiscal and economic impact analysis;

  •
  Real estate and market analysis associated with planning efforts, and development fee studies;

  •
  Special district formation, which involves the design, development and initiation of community facilities districts, school facilities improvement districts, assessment districts, landscape and lighting districts, benefit assessment districts, business improvement districts, and fire suppression assessments;

  •
  Proposition 218 studies, assessment balloting, and re-engineering;

  •
  Other special projects, including facility financing plans, formation of new public entities, annexations and incorporations; reassessment engineering and financial analysis for bond offerings or refundings; development and financial projections; and nexus studies between public and private enterprises, including public-private partnerships and the benefits of economic development to municipalities and to state, provincial, regional and national governments.

        Federal Compliance.    We offer federal compliance services to issuers of municipal securities, which can be cities, towns, school districts, housing authorities and other entities that are eligible to issue tax-exempt securities. Specifically, we provide arbitrage rebate calculations and municipal disclosure services that help issuers remain in compliance with federal regulations. We provide these reports, together with related compliance services such as bond elections, temporary period yield restriction, escrow fund monitoring, rebate payments and refund requests. In terms of continuing disclosure services, we both produce the required annual reports and disseminate those reports on behalf of the issuers. We provide federal compliance services to approximately 640 issuers in 38 states and the District of Columbia on more than 2,500 bond issues totaling over $60 billion in municipal debt.

        Representative Projects.    Examples of typical projects we have in the Public Finance Services segment include:

  •
  Metropolitan Washington Airport Authority (MWAA), District of Columbia.  We were selected to provide an Economic Impact Study to quantify the economic impacts generated by passenger, freight and capital development activity at Washington Dulles International Airport, Ronald Reagan Washington National Airport, and MWAA's toll operations and rail construction activity. The measures to be evaluated include the number of jobs, associated labor income, and the personal income, corporate income, and state sales tax revenue effects of the total economic activity attributable to MWAA facility and related expenditures. This study will provide an analytical framework for measuring MWAA's importance in the region's economy and the effect of its investment program.

  •
  California Statewide Communities Development Authority (CSCDA).  We were hired by CSCDA to provide Property Assessed Clean Energy ("PACE") assessment administration services. These services include maintaining a database of the parcels within each program, establishing and maintaining amortization schedules for each parcel through the term of the lien/loan, submitting the annual assessment levy, reviewing county records to determine which parcels are delinquent, preparing delinquency reports and sending reminder letters to property owners, and providing a toll-free number to field inquiries regarding assessment proceedings and annual installments. Additional services such as preparation of prepayment calculations, preparation of required program documents, review of assessment documentation for each parcel, and the recording of the assessment agreements may be provided as well.

  •
  City of Kalispell, Montana.  We are engaged by the City of Kalispell, a regional center in Montana, to assist with a market and feasibility study for the Core Area Revitalization Plan. The study will assist in the creation of new development and employment opportunities in central Kalispell. We will develop a comprehensive feasibility study that incorporates an evaluation of current strengths, weaknesses and opportunities for development, as well as guiding parameters for the attraction of development within the project area while addressing the needs of the existing businesses and property owners.

  •
  City of Lee's Summit, Missouri.  We were selected to develop a comprehensive water and sewer rate study and tap fee analysis for the City of Lee's Summit. The effort was the result of a strategic planning exercise, whereby the City identified the need to address utility system rate structures and levels, and develop rate/financial policies serving as a framework for the cultivation of these new rates. In addition to water and sewer utility user rates, the effort includes reviewing utility system tap fees, and revising them to reflect the City's updated master plan. We will develop a multi-year financial plan allowing the City to meet the goals and objectives established during the strategic planning process.

  •
  County of Miami Dade County, Florida.  We are serving as the lead financial consultant in the development of a Solid Waste Master Plan for the Department of Solid Waste Management (DSWM) in Miami-Dade County. This engagement will include the development of a comprehensive multi-year financial analysis fully integrating all aspects of the County's proposed Solid Waste Master Plan, including the capital improvement plan. The financial model will provide County decision makers with a decision making tool that will identify feasible options based on broad strategic goals and specific established criteria. The approach includes estimating the financial implications of plan alternatives and their collective impact on DSWM and formulating alternative financial plans necessary for funding proposed developments and programs. This process will allow the County to develop workable solid waste programs and initiatives as well as efficient facility designs while taking into consideration the anticipated impact to the system's financial health.

  •
  City of Grand Terrace, California.  We were hired by the City of Grand Terrace to provide interim professional financial and administrative services. In this capacity, we are responsible for the entire financing department. Our duties include: accounts payable; accounts receivable; payroll; investments and banking; budget and accounting; purchasing; business licensing; cashier functions; and fixed assets.

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

        Representative Projects.    Examples of typical Homeland Security Services projects include:

  •
  New York Mass Transit Authority Training Program (NY MTA).  We were contracted to develop and deliver advanced security and emergency response courses and workshops for NY MTA employees. The NY MTA is the largest public transportation provider in the western hemisphere, serving approximately 14.4 million people. The program covers several NY MTA agencies and course development will include courses like Behavioral Recognition, Counter Terrorism, Evacuation, Emergency Command and Control, Critical Incident Management, Crisis Communications and Leadership. Course delivery is anticipated to include 36,000 MTA students and will continue through 2014.

  •
  Anaheim/Santa Ana Urban Area Training Services.  Since 2008, Willdan Homeland Solutions has been an integral part of the Anaheim/Santa Ana Urban Area (ASAUA) Regional Homeland Security Training and Exercise Program under three separate contracts (2008-10, 2010-12, and 2012-15). In support of the 2008-2010 exercise program, Willdan delivered 19 training and exercise events that included the revision of the ASAUA Homeland Security Strategy in 2009 and the design and delivery of the 2008 Golden Guardian Functional Exercise—Operation ShakeOut, which collectively was the largest preparedness exercise conducted in U.S. history. The 2010-2012 exercise program included over 17 training and exercise events that included a three-week terrorism prevention exercise for the Orange County Intelligence Analysis Center (OCIAC), which was the first prevention exercise designed and delivered specifically for the OCIAC. The most recent exercise program for 2012-2015 incorporates multi-year training and exercise events focused on three urban area priorities: Emergency Operations Center Management, Mass Casualty Incident Response, and On-Scene Incident Management Operations.

  •
  Alameda County-Bay Area UASI Training Services.  We were contracted to provide the Alameda County Bay Area Urban Area Security Initiative (UASI) with a wide range of training courses taught by subject matter experts and/or recognized professionals in the field of law enforcement/tactical, fire/emergency medical services, emergency management, and public health. The Bay Area UASI consists of 12 counties, including three major cities, with a total population of 7.5 million residents This project requires the development of training courses that enhance the Bay Area UASI's ability to prevent, protect against, respond to, and recover from acts of terrorism.

Competitive Strengths

        We provide a wide range of privatized services to the public sector, private firms and utilities. We have developed the experience base, professional staff and support technology and software necessary to quickly and effectively respond to the needs of our clients. We believe we have developed a reputation within our industry as problem solvers across a broad range of client issues. Some of our competitive strengths include:

        Quality of service.    We pride ourselves on the quality of service that we provide to our clients. The work for which we compete is awarded primarily based on the company's qualifications, rather than the fees proposed. We believe that our service levels, experience and expertise satisfy even the most rigorous qualification standards. We have developed a strong reputation for quality, based upon our depth of experience, ability to attract quality professionals, customized technology and software that support our services, local knowledge and the expertise we possess across multiple disciplines. We believe we are well-positioned to serve public sector clients due to our knowledge of the unique reporting processes and operating procedures of public agencies, which differ substantially from the private sector. We believe our high quality of service is a significant reason we currently provide services to approximately 57% of the cities and approximately 52% of the counties in California.

        Broad range of services.    Our focus on customer service has led us to continually broaden the scope of the services we provide. At different stages in our history, as the needs of our clients have evolved, we have developed service capabilities complementary to our core engineering business, including building and safety services, financial and economic services, planning services, geotechnical services, code enforcement services, disaster planning and homeland security services, and most recently, energy efficiency and sustainability. Further, because we recognize that local public sector projects and issues often cross departmental lines, we have developed the ability to deliver multiple services in a cohesive manner to better serve our client communities as a whole.

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

        Strong, long-term client relationships.    We have developed strong relationships with our public agency clients, some of whom we have worked with for over 30 years. The value of these long-term relationships is reflected in the recurring award of new projects, ongoing staffing assignments, and long-term projects that require high-level supervision. We also seek to maintain close personal relationships with public agency decision-makers to strengthen our relationships with them and the agencies with which they work. We frequently develop new client relationships as our public agency contacts are promoted or move to other agencies. Our strong culture of community involvement and leadership in key public agency organizations underscores our customer focus and helps us cultivate and expand our client base.

        Experienced, talented and motivated employees.    Our staff consists of seasoned professionals with a broad array of specialties, and a strong customer service orientation. Our corporate culture places a high priority on investing in our people, including providing opportunities for stock ownership to attract, motivate and retain top professionals. Our executive officers have an average of more than 35 years of experience in the engineering and consulting industry, and an average of 6 years with our company.

Clients

        Our clients primarily consist of public and governmental agencies including cities, counties, redevelopment agencies, water districts, school districts and universities, state agencies, federal agencies, a variety of other special districts and agencies, tribal governments and public utilities. We also provide services to private utilities and private industry. Our primary clients are public agencies serving communities of 10,000 to 300,000 people and public and private utilities. In fiscal 2012, we served over 750 distinct clients. For fiscal 2012, we had two clients, the Consolidated Edison Company of New York and the City of Elk Grove that accounted for 21% and 10%, respectively, of our consolidated contract revenue. None of our other clients accounted for over 10% of our consolidated contract revenue. Our clients are primarily based in California and New York, as well as Arizona, Florida, Texas, Washington and Washington, DC. In fiscal 2012, services provided to clients in California accounted for approximately 68% of our contract revenue and services provided to clients in New York accounted for approximately 26% of our contract revenue.

        Consolidated Edison SBDI Program.    In July 2012, Willdan Energy Solutions entered into an Agreement for a Small Business Direct Install Program with Consolidated Edison Company of New York. The agreement continues our partnership with Consolidated Edison to develop Consolidated Edison's Small Business Direct Install Program, which began in 2009. The initial term of this agreement extends through June 2014. The maximum amount we can receive under the agreement is approximately $39 million through 2015 and we are not guaranteed to receive any minimum amount of revenue.

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

        We also receive monthly retainers from a limited number of our clients. The following table presents, for the periods indicated, the approximate percentage of our contract revenue subject to each type of pricing provision:

	Fiscal Year
	2012	2011
Time and materials	33%	33%
Unit based	48%	52%
Fixed price	17%	14%
Monthly retainer	1%	1%

Total	100%	100%

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

        Doing business with governmental agencies is complex and requires the ability to comply with intricate regulations and satisfy periodic audits. We have been serving cities, counties, special districts and other public agencies for over 47 years. We believe that the ability to understand these requirements and to successfully conduct business with governmental entities and agencies is a barrier to entry for potential competitors.

        Our competition varies by type of client, type of service and geography. The range of competitors for any one project can vary depending upon technical specialties, the relative value of the project, geographic location, financial terms, risks associated with the work, and any client imposed restrictions. Unlike most of our competitors, we focus our services on public sector clients. Public sector clients generally choose among competing firms by weighing the quality, experience, innovation and timeliness of the firm's services. When selecting consultants for engineering projects, many government agencies are required to, and others choose to, employ Qualifications Based Selection, or QBS. QBS requires the selection of the most technically qualified firms for a project, while the financial and legal terms of the engagement are generally secondary. QBS applies primarily to work done by our Engineering Services segment. Contracts in our Energy Efficiency Services, the Public Finance Services and Homeland Security Services areas typically are not subject to mandatory QBS standards, and often are awarded through a competitive bid process.

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

Employees

        At December 28, 2012, we had approximately 382 full-time employees and 152 part-time employees. All Public Agency Resources' employees are classified as part-time. Our employees include, among others, licensed civil, traffic and structural engineers, land surveyors, certified building officials, licensed geotechnical engineers and engineering geologists, certified inspectors and plans examiners, licensed architects and landscape architects, certified planners, and information technology specialists. We believe that we attract and retain highly skilled personnel with significant industry experience and strong client relationships by offering them challenging assignments in a stable work environment. We believe that our employee relations are good.

        The following table sets forth the number of our employees in each of our business segments and our holding company:

	As of Fiscal Year End
	2012	2011	2010
Engineering Services	282	292	286
Energy Efficiency Services	135	132	97
Public Finance Services	51	51	64
Homeland Security Services	10	19	29
Holding Company Employees (Willdan Group, Inc.)	56	68	64

Total	534	562	540

        At December 28, 2012, we contracted with approximately 150 former and current public safety officers to conduct homeland security services training courses. These instructors are classified as subconsultants and not employees.

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

Available Information

        Our website is www.willdan.com and our investor relations page is under the caption "Investors" on our website. We make available on this website under "SEC Filings," free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the U.S. Securities and Exchange Commission, or SEC. We also make available on this website our prior earnings calls under the heading "Investors—Investor Relations" and our Code of Ethical Conduct under the heading "Investors—Corporate Governance." The information on our website is not a part of or incorporated by reference into this filing. Further, a copy of this annual report on Form 10-K is located at the SEC's Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding our filings at http://www.sec.gov.

ITEM 1A.    RISK FACTORS

Risks Relating to Our Business and Industry

A further downturn in public and private sector construction activity in the regions we serve, or other conditions that impact the construction industry, may have a material adverse effect on our business, financial condition and results of operations.

        A further downturn in construction activity in our geographic service areas may affect demand for our services, which could have a material adverse effect on our results of operations and our financial condition. During fiscal year 2012, a portion of our contract revenue was generated by services rendered to public agencies in connection with private and public sector construction projects.

        Since 2008, general economic conditions declined due to a number of factors including slower economic activity, a lack of available credit, decreased consumer confidence and reduced corporate profits and capital spending, leading to a slowdown in construction, particularly residential housing construction, in the western United States. As a result of this slowdown, both our engineering services segment and public finance services segment suffered declines in revenue and operating margin compression and we made several reductions in workforce and facility leases. While economic conditions began to improve from fiscal 2010 through fiscal 2012, the recovery has been slow with regard to our traditional engineering and public finance services segments. If the economy declines again, we will need to evaluate whether further reductions in headcount and facilities in geographic areas that are underperforming are again needed.

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

        Adverse economic and other conditions affecting the local and regional economies of California may reduce the demand for our services, which could have a material adverse effect on our business, financial condition and results of operations. During fiscal year 2012, approximately 68% of our contract revenue was derived from services rendered to public agencies, utilities, and private industry in California. California experienced an economic downturn in fiscal 2009, which negatively impacted our revenue and profitability and continues to negatively impact revenues in our Engineering Services and Public Finance Services segments. Any future downturns could have similar significant adverse impacts on our results of operations.

Our revolving credit agreement with Wells Fargo Bank, National Association ("Wells Fargo") is scheduled to expire on April 1, 2013 and we are currently in breach of some of the covenants under our credit facility. We may not be able to renew our credit facility and have access to funds under it. It may be difficult and we may not be able to obtain other capital when desired on favorable terms, if at all, or without dilution to our stockholders, which may impact our ability to execute on our current or future business strategies.

        As of December 28, 2012, we had borrowed $3.0 million of the $5.0 million available under our revolving credit facility with Wells Fargo, but our ability to borrow additional funds under our revolving credit facility is currently subject to Wells Fargo's discretion because we were in breach of certain covenants at December 28, 2012. In addition, the revolving credit facility is scheduled to expire on April 1, 2013. Wells Fargo may also refuse to renew the facility when it expires on April 1, 2013 and if they do so, we will have to repay the outstanding balance of $3.0 million. As of December 28, 2012, we breached the net income covenant in our revolving credit facility because we did not have net income of at least $250,000 measured on a rolling four quarter basis and we had sustained net losses during two consecutive quarters within the last year. Additionally, our ratio of total funded debt to EBITDA exceeds the limits permitted under the credit agreement. Because of these covenant breaches, Wells Fargo also could choose to increase the interest rate by 4.0%, make the loans outstanding under the credit agreement immediately due and payable, and/or terminate its commitments to us under the credit agreement. Although we are seeking a waiver for these covenant breaches and are seeking to extend the maturity of the line of credit, Wells Fargo is not obligated to provide any waiver for current or future covenant breaches or modify the terms of the credit agreement. In the course of obtaining such waivers or modifications or an extension to our credit facility, Wells Fargo may require modifications to the facility on terms that are not favorable to us. See "Management's Discussion and Analysis of Financial Condition and Results of Operation—Outstanding Indebtedness."

        While we anticipate that our current cash, cash equivalents and cash provided by operating activities will be sufficient to meet our current and anticipated needs for general corporate purposes during the next 12 months without borrowings from our revolving credit facility, it is possible that we may not generate sufficient cash flow from operations or otherwise have the capital resources to meet our future capital needs. If we do not generate sufficient cash flow from operations or otherwise, we may need additional financing to execute on our current or future business strategies, including hiring additional personnel, developing new or enhancing existing service lines, expanding our business geographically, enhancing our operating infrastructure, acquiring complementary businesses, or otherwise responding to competitive pressures. We cannot assure you that additional financing will be available to us on favorable terms, or at all. The financial covenants in our revolving credit agreement also restrict our ability to incur additional indebtedness, which may impair our ability to pursue acquisitions or otherwise execute on our business strategies. Furthermore, if we raise additional funds through the issuance of convertible debt or equity securities, the percentage ownership of our stockholders could be significantly diluted, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. If adequate funds are not available or are not available on acceptable terms, if and when needed, our ability to fund our operations, meet obligations in the normal course of business, take advantage of strategic opportunities, or otherwise respond to competitive pressures would be significantly limited.

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

        Our largest client, Consolidated Edison Company of New York, accounted for approximately 21% of our consolidated contract revenue in fiscal 2012 and 28% in fiscal 2011. Prior to July 2012, this revenue primarily related to a contract we entered into in fiscal 2009 with Consolidated Edison, which has terminated. We entered into a new contract with Consolidated Edison in July 2012, but this contract is for fewer services than the 2009 contract with Consolidated Edison. Our top five customers collectively accounted for approximately 45% of our revenue in fiscal 2012. The loss of, or reduction in orders from, these clients could have a material adverse effect on our business, financial condition and results of operations.

Legislation may be enacted that limits the ability of state, regional or local agencies to contract for our privatized services. Such legislation would affect our ability to obtain new contracts and may decrease the demand for our services.

        Legislation is proposed periodically, particularly in the state of California, that attempts to limit the ability of governmental agencies to contract with private consultants to provide services. Should such legislation pass and be upheld, demand for our services may be materially adversely affected. During fiscal year 2012, approximately 54% of our contract revenue was derived from services rendered to public agencies, including public utilities, in California. While attempts at such legislation have failed in the past, such measures could be adopted in the future.

State and other public employee unions may bring litigation that seeks to limit the ability of public agencies to contract with private firms to perform government employee functions in the area of public improvements. Judicial determinations in favor of these unions could affect our ability to compete for contracts and may have an adverse effect on our revenue and profitability.

        For more than 20 years, state and other public employee unions have challenged the validity of propositions, legislation, charters and other government regulations that allow public agencies to contract with private firms to provide services in the fields of engineering, design and construction of public improvements that might otherwise be provided by public employees. These challenges could have the effect of eliminating, or severely restricting, the ability of municipalities to hire private firms for the purpose of designing and constructing public improvements, and otherwise require them to use union employees to perform the services.

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

        In fiscal year 2012, approximately 17% of our contract revenue was derived from fixed price contracts. Under fixed price contracts, we perform services under a contract at a stipulated price which protects clients but exposes us to a greater number of risks than time-and-materials and unit-based contracts. These risks include:

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

        If there is a significant decrease in the perceived risk of the likelihood that one or more acts of terrorism will be conducted in the United States, or a significant decrease in the perceived risk of the occurrence of natural disasters, our ability to grow and generate revenue through our Homeland Security Services segment, could be negatively affected. Our Homeland Security Services segment provides training and consulting services to local and regional agencies related to preparing for and responding to incidents of terrorism and natural disaster. Should the perceived risk of such incidence decline, federal and state funding for homeland security and emergency preparedness could be reduced, which might decrease demand for our services and have a material adverse effect on our business, financial condition and results of operations.

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

        The market for engineering and planning, energy efficiency, economic and financial consulting and national preparedness and interoperability services is competitive and highly fragmented. Contract awards are based primarily on quality of service, relevant experience, staffing capabilities, reputation, geographic presence, stability and price. Some of our competitors in certain service areas have more personnel and greater financial, technical and marketing resources than us. In particular, our competitors for engineering related services, which represented approximately 36% and 32% of our contract revenue for fiscal years 2012 and 2011, respectively, include many larger consulting firms such as AECOM Technology Corporation, CH2M Hill, Jacobs Engineering Group Inc. and Tetra Tech, Inc. Our energy efficiency and sustainability consulting services, which represented approximately 49% and

54% of our contract revenue for fiscal years 2012 and 2011, respectively, competes with larger energy efficiency consulting firms such as ICF International, KEMA (A Division of the DNV Group), and Nexant, Inc. In certain public finance consulting services, we may compete with large accounting firms. We can offer no assurance that we will be able to compete successfully in the future with these or other competitors.

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

        Under some of our contracts, we rely on the efforts and skills of subconsultants for the performance of some of the tasks. Subconsultant costs comprised approximately 38% of our contract revenue in fiscal 2012. Our use of subconsultants has increased in recent years primarily because our subsidiary Willdan Energy Solutions generally utilizes a higher percentage of subconsultants than our other subsidiaries. The absence of qualified subconsultants with whom we have a satisfactory relationship could adversely affect the quality of our service offerings and therefore our financial results. Additionally, we may have disputes with our subconsultants arising from, among other things, the quality and timeliness of work performed by the subconsultant or client concerns about the subconsultant.

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

        Acquisitions also frequently result in the recording of goodwill and other intangible assets which are subject to potential impairment in the future that could harm our financial results. For example, during fiscal 2012, we recorded an impairment charge of $15.2 million related to goodwill associated with our acquisition of Intergy Corp in 2008. In addition, if we finance acquisitions by issuing convertible debt or equity securities, our existing stockholders may be diluted, which could lower the market price of our common stock. As a result, if we fail to properly evaluate acquisitions or investments, we may not achieve the anticipated benefits of any such acquisitions, and we may incur costs in excess of amounts that we anticipate.

We have incurred, and will continue to incur, significant costs as a public company.

        As a public company, we incur significant legal, accounting and other expenses that we would not incur as a private company such as more costly director and officer liability insurance and legal and financial compliance costs. If new rules and regulations for public companies are put in place, our compliance costs may increase further and make some activities more time-consuming and costly.

The price of our common stock has fluctuated significantly in the past year and may continue to be volatile, which may make it difficult for you to resell your common stock when you want or at prices you find attractive.

        The price of our common stock is volatile and may fluctuate significantly. For example, during our fiscal year ended December 28, 2012, the price of our stock ranged from a high of $4.10 per share to a low of $1.16 per share. We cannot assure you as to the prices at which our common stock will trade or that an active trading market in our common stock will be sustained in the future. In addition to the matters discussed in other risk factors included herein, some of the reasons for fluctuations in our stock price could include:

  •
  our operating and financial performance and prospects;

  •
  the depth and liquidity of the market for our common stock;

  •
  investor perception of us and the industry in which we operate;

  •
  the level, or lack thereof, of research coverage of our common stock;

  •
  general financial, domestic, international, economic and other market conditions;

  •
  proposed acquisitions by us or our competitors;

  •
  the hiring or departure of key personnel; and

  •
  adverse judgments or settlements obligating us to pay damages.

        In addition, public stock markets have experienced, and may in the future experience, extreme price and trading volume volatility. This volatility has significantly affected the market prices of securities of many companies, including our peer companies. These broad market fluctuations may adversely affect the market price of our common stock.

The concentration of ownership of our stock may delay or prevent a change of control of our company or changes in our management, and as a result may hinder the ability of our stockholders to take advantage of a premium offer.

        The concentration of ownership of our stock may have the effect of delaying or preventing a change in control of the company or a change in our management and may adversely affect the voting or other rights of other holders of our common stock. As of March 18, 2013, our directors and executive officers beneficially own 852,158 shares of common stock, or approximately 10.9% of our outstanding common stock Wedbush, Inc. beneficially owns 800,189 shares, or approximately 10.9% of our outstanding common stock, and Perlus Microcap Funds, L.P. beneficially owns 729,600 shares, or approximately 10.0% of our outstanding common stock.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our corporate headquarters are located in approximately 38,000 square feet of office space that we lease at 2401 East Katella Avenue, Anaheim, California. In addition, we lease office space in 26 other locations principally in California, New York and Arizona. In total, our facilities contain approximately 147,000 square feet of office space and are subject to leases that expire through January 2016. We rent a small portion of this space on a month-to-month basis. We believe that our existing facilities are adequate to meet current requirements and that suitable additional or substitute space will be available as needed to accommodate any expansion of operations and for additional offices.

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

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

  Market Information for Common Stock

        Since November 21, 2006, the common stock of Willdan Group, Inc. has been listed and traded on the Nasdaq Global Market under the symbol "WLDN". The following table sets out the high and low daily closing sale prices as reported on the NASDAQ Global Market for fiscal years 2012 and 2011. These reported prices reflect inter-dealer prices without adjustments for retail markups, markdowns, or commissions.

	2012		2011
	High	Low	High	Low
1st Quarter	$4.10	$3.51	$4.89	$3.86
2nd Quarter	$3.70	$1.42	$4.40	$3.83
3rd Quarter	$1.79	$1.16	$4.10	$3.72
4th Quarter	$2.25	$1.49	$4.13	$3.76

        On March 18, 2013, the closing sales price per share of our common stock, as reported on the Nasdaq Global Market, was $2.12.

  Stockholders

        As of March 18, 2013, there were 132 stockholders of record of our common stock.

  Dividends

        We did not declare or pay cash dividends on our common stock in fiscal years 2012 and 2011. Our revolving credit agreement prohibits the payment of any dividend or distribution on our common stock either in cash, stock or any other property without the lender's consent.

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

	Fiscal Year
	2012	2011	2010	2009	2008
	(in thousands except per share amounts)
Consolidated Statement of Operations Data:
Contract revenue	$93,443	$107,165	$77,896	61,605	$73,190

Direct costs of contract revenue (exclusive of depreciation and amortization shown separately below):
Salaries and wages	23,218	25,714	21,607	18,130	21,991
Subconsultant services and other direct costs	35,741	39,013	20,415	10,712	10,723

Total direct costs of contract revenue	58,959	64,727	42,022	28,842	32,714

General and administrative expenses:
Salaries and wages, payroll taxes, employee benefits	22,421	22,594	17,582	20,325	24,439
Facilities and facility related	4,871	4,875	4,290	4,430	4,803
Stock-based compensation	227	201	235	272	214
Depreciation and amortization	671	877	1,042	1,814	1,978
Lease abandonment (recovery), net	26	2	(68)	707	742
Impairment of goodwill	15,208	—	—	2,763	148
Litigation accrual (reversal)	—	—	—	(1,125)	—
Other	10,315	10,488	9,719	11,070	10,952

Total general and administrative expenses	53,739	39,037	32,800	40,256	43,276

(Loss) income from operations	(19,255)	3,401	3,074	(7,493)	(2,800)

Other (expense) income:
Interest income	6	5	12	30	313
Interest expense	(106)	(77)	(54)	(38)	(33)
Other, net	(28)	1	32	(5)	(15)

Total other (expense) income, net	(128)	(71)	(10)	(13)	265

(Loss) income before income tax expense	(19,383)	3,330	3,064	(7,506)	(2,535)
Income tax (benefit) expense	(2,083)	1,500	344	(1,931)	(930)

Net (loss) income	$(17,300)	$1,830	$2,720	$(5,575)	$(1,605)

(Loss) earnings per common share:
Basic	$(2.37)	$0.25	$0.38	$(0.78)	$(0.22)

Diluted	$(2.37)	$0.24	$0.37	$(0.78)	$(0.22)

Weighted average common shares outstanding:
Basic	7,310	7,262	7,233	7,192	7,159
Diluted	7,310	7,485	7,311	7,192	7,159
Other Operating Data (unaudited):
Adjusted EBITDA(1)	$(3,294)	$4,350	$4,074	$(3,333)	$68
Employee headcount at period end(2)	534	562	540	466	550

	Fiscal Year Ended
	December 28, 2012	December 30, 2011	December 31, 2010	January 1, 2010	January 2, 2009
Consolidated Balance Sheet Data:
Cash and cash equivalents	$10,006	$3,001	$6,642	$8,445	$8,144
Working capital	13,099	13,083	18,060	16,704	19,820
Total assets	41,977	64,311	49,454	40,332	47,570
Total indebtedness	3,904	1,232	1,490	1,230	394
Total stockholders' equity	17,351	34,293	32,162	29,117	34,336

(1)
Adjusted EBITDA is a supplemental measure used by our management to measure our operating performance. We define Adjusted EBITDA as net (loss) income plus net interest expense, income tax (benefit) expense, depreciation and amortization, goodwill impairment and other non-recurring income and expense items occurring in such period. Our definition of Adjusted EBITDA may differ from those of many companies reporting similarly named measures. This measure should be considered in addition to, and not as a substitute for or superior to, other measures of financial performance prepared in accordance with U.S. generally accepted accounting principles, or GAAP, such as operating income and net income. We believe Adjusted EBITDA enables management to separate non-recurring income and expense items from our results of operations to provide a more normalized and consistent view of operating performance on a period-to-period basis. We use Adjusted EBITDA to evaluate our performance for, among other things, budgeting, forecasting and incentive compensation purposes. We also believe Adjusted EBITDA is useful to investors, research analysts, investment bankers and lenders because it removes the impact of certain non-recurring income and expense items from our operational results, which may facilitate comparison of our results from period to period.

Adjusted EBITDA is not a recognized term under GAAP and does not purport to be an alternative to operating income or net income as an indicator of operating performance or any other GAAP measure

The following is a reconciliation of net (loss) income to Adjusted EBITDA (in thousands):

	Fiscal Year
	2012	2011	2010	2009	2008
Net (loss) income	$(17,300)	$1,830	$2,720	$(5,575)	$(1,605)
Interest income	(6)	(5)	(12)	(30)	(313)
Interest expense	106	77	54	38	33
Income tax (benefit) expense	(2,083)	1,500	344	(1,931)	(930)
Lease abandonment expense (recovery)	26	2	(68)	707	742
Impairment of goodwill	15,208	—	—	2,763	148
Depreciation and amortization	737	944	1,053	1,814	1,978
Loss (gain) on sale of assets	18	2	(17)	6	15
Litigation reversal	—	—	—	(1,125)	—

Adjusted EBITDA	$(3,294)	$4,350	$4,074	$(3,333)	$68

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

  •
  Economic and Financial Consulting; and

  •
  National Preparedness and Interoperability.

        We operate our business through a network of offices located primarily in California and New York. We also have operations in Arizona, Florida, Texas, Washington and Washington, DC. As of December 28, 2012, we had a staff of 534 which includes licensed engineers and other professionals. Historically, our clients have primarily been public agencies in communities with populations ranging from 10,000 to 300,000 people. We believe communities of this size are underserved by large outsourcing companies that tend to focus on securing large federal and state projects, as well as projects for the private sector. Recently, we have begun to provide increased services to public and private utilities that service major metropolitan communities and commercial and industrial firms, particularly in connection with the growth of our energy efficiency and sustainability services. We seek to establish close working relationships with our clients and expand the breadth and depth of the services we provide to them over time.

        While we currently serve communities throughout the country, our business with public agencies is concentrated in California and Arizona. We provide services to approximately 57% of the 482 cities and approximately 52% of the 58 counties in California. We also serve special districts, school districts, a range of public agencies and private industry. Our business with public and private utilities is concentrated in California and New York.

        We were founded in 1964 and Willdan Group, Inc., a Delaware corporation, was formed in 2006 to serve as our holding company. We consist of a family of wholly owned companies that operate within the following segments for financial reporting purposes:

  •
  Engineering Services.  Our Engineering Services segment includes the operations of our subsidiaries, Willdan Engineering and Public Agency Resources ("PARs"). Willdan Engineering provides civil engineering-related and city planning services to our clients. PARs primarily provides staffing to Willdan Engineering. Contract revenue for the Engineering Services segment represented approximately 36% and 32% of our overall consolidated contract revenue for fiscal years 2012 and 2011, respectively.

  •
  Energy Efficiency Services.  Our Energy Efficiency Services segment consists of the business of our subsidiary, Willdan Energy Solutions, which offers energy efficiency and sustainability consulting services to utilities, public agencies and private industry. This segment is currently our largest segment based on contract revenue, representing approximately 49% and 54% of our consolidated contract revenue for fiscal years 2012 and 2011, respectively.

  •
  Public Finance Services.  Our Public Finance Services segment consists of the business of our subsidiary, Willdan Financial Services, which offers economic and financial consulting services to public agencies. Contract revenue for the Public Finance Services segment represented approximately 11% and 9% of our consolidated contract revenue for fiscal years 2012 and 2011, respectively.

  •
  Homeland Security Services.  Our Homeland Security Services segment consists of the business of our subsidiary, Willdan Homeland Solutions, which offers national preparedness and interoperability services and communications and technology solutions. Contract revenue for our Homeland Security Services segment represented approximately 4% and 5% of our consolidated contract revenue for fiscal years 2012 and 2011, respectively.

        In fiscal 2008 and 2009, general economic conditions declined due to a number of factors including slower economic activity, a lack of available credit, decreased consumer confidence and reduced corporate profits and capital spending, leading to a slowdown in construction, particularly residential housing construction, in the western United States. As a result of this slowdown, both our Engineering Services segment and Public Finance services segment suffered declines in revenue and operating margin compression. While economic conditions improved from fiscal 2010 through 2012, the recovery has been slow, particularly with regard to our traditional engineering services and public finance services. While our profitability increased in fiscal 2010 and 2011 as a result of increased revenue from our Energy Efficiency Services segment, our profitability in fiscal 2012 was severely impacted by a goodwill impairment charge related to that segment.

        Revolving Credit Facility.    As of December 28, 2012, we breached the net income covenant under our credit agreement with Wells Fargo because we did not have net income of at least $250,000 measured on a rolling four quarter basis and we sustained net losses during two consecutive quarters in the past year. Additionally, our ratio of total funded debt to EBITDA exceeds the limit permitted under the credit agreement. Because of these covenant breaches, our ability to borrow additional funds under the credit agreement is subject to Wells Fargo's discretion and Wells Fargo could choose to increase the interest rate by 4.0%, make the loans outstanding under the credit agreement immediately due and payable, and/or terminate its commitments to us under the credit agreement. Although we are seeking a waiver for these covenant breaches and extend the maturity of the facility, Wells Fargo is not obligated to provide any waiver for current or future covenant breaches or modify the terms of the credit agreement. In addition, the revolving credit agreement is scheduled to expire on April 1, 2013. Wells Fargo may also refuse to renew the facility when it expires on April 1, 2013, and if they do so, we will have to repay the outstanding balance of $3.0 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operation—Outstanding Indebtedness."

        Impairment Charges.    In fiscal 2012, we determined that a quantitative assessment of our goodwill was warranted for the Energy Solutions reporting unit. This assessment indicated that the estimated fair value of such reporting unit was less than its carrying value. For this testing, we weighted the income approach and the market approach at 80% and 20%, respectively. We further determined that all of the remaining goodwill for the Energy Solutions reporting unit was impaired and recognized an impairment charge of $15.2 million.

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

        Our contracts come up for renewal periodically and at the time of renewal may be subject to renegotiation, which could impact the profitability on that contract. In addition, during the term of a contract, public agencies may request additional or revised services which may impact the economics of the transaction. Most of our contracts permit our clients, with prior notice, to terminate the contracts at any time without cause. While we have a large volume of transactions, the renewal, termination or modification of a contract, in particular our contract with Consolidated Edison, may have a material adverse effect on our consolidated operations.

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

General and Administrative Expenses

        General and administrative expenses include the costs of the marketing and support staffs, other marketing expenses, management and administrative personnel costs, payroll taxes, bonuses and employee benefits for all of our employees and the portion of salaries and wages not allocated to direct costs of contract revenue for those employees who provide our services. General and administrative expenses also include facility costs, depreciation and amortization, professional services, legal and accounting fees and administrative operating costs. Within general and administrative expenses, "Other" includes expenses such as provision for billed or unbilled receivables, professional services, legal and accounting, computer costs, travel and entertainment and marketing costs. We expense general and administrative costs when incurred.

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

Goodwill

        We test our goodwill at least annually for possible impairment. We complete our annual testing of goodwill as of the last day of the first month of our fourth fiscal quarter each year to determine whether there is impairment. In addition to our annual test, we regularly evaluate whether events and circumstances have occurred that may indicate a potential impairment of goodwill. We recognized a goodwill impairment charge of $15.2 million related to our Energy Solutions reporting unit during fiscal 2012. Following this impairment charge, none of our reporting units had any goodwill remaining. We did not recognize any goodwill impairment charges in fiscal years 2011 or 2010.

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

	Fiscal Year
	2012	2011	2010
Statement of Operations Data:
Contract revenue	100.0%	100.0%	100.0%

Direct costs of contract revenue (exclusive of depreciation and amortization shown separately below)
Salaries and wages	24.8	24.0	27.7
Subconsultant services and other direct costs	38.2	36.4	26.2

Total direct costs of contract revenue	63.1	60.4	53.9

General and administrative expenses:
Salaries and wages, payroll taxes, employee benefits	24.0	21.1	22.6
Facilities and facility related	5.2	4.5	5.5
Stock-based compensation	0.2	0.2	0.3
Depreciation and amortization	0.7	0.8	1.3
Lease abandonment (recovery), net	—	—	(0.1)
Impairment of goodwill	16.3	—	—
Other	11.0	9.8	12.5

Total general and administrative expenses	57.5	36.4	42.1

(Loss) income from operations	(20.6)	3.2	3.9

Other (expense) income:
Interest income	—	—	—
Interest expense	(0.1)	(0.1)	(0.1)
Other, net	—	—	—

Total other (expense) income, net	(0.1)	(0.1)	—

(Loss) income before income taxes	(20.7)	3.1	3.9
Income tax (benefit) expense	(2.2)	1.4	0.4

Net (loss) income	(18.5)%	1.7%	3.5%

Fiscal Year 2012 Compared to Fiscal Year 2011

        Contract revenue.    Our contract revenue was $93.4 million for the fiscal year ended December 28, 2012, with $34.0 million attributable to the Engineering Services segment, $45.5 million attributable to the Energy Efficiency Services segment, $9.8 million attributable to the Public Finance Services segment, and $4.1 million attributable to the Homeland Security Services segment. Consolidated contract revenue decreased $13.7 million, or 12.8%, to $93.4 million for the fiscal year ended December 28, 2012 from $107.2 million in the fiscal year ended December 30, 2011. This decrease was due primarily to a decrease of $12.2 million, or 21.1%, in contract revenue for the Energy Efficiency Services segment. Contract revenue for the Engineering Services segment increased by $0.2 million, or 0.5%, to $34.0 million for the fiscal year ended December 28, 2012 from $33.9 million for the fiscal year ended December 30, 2011. Contract revenue in the Homeland Security Services segment decreased by $1.8 million, or 30.7%, to $4.1 million for the fiscal year ended December 28, 2012 from $5.9 million for the fiscal year ended December 30, 2011. Contract revenue for our Public Finance Services segment increased by $0.1 million, or 1.0%, to $9.8 million for the fiscal year ended December 28, 2012 from $9.7 million for the fiscal year ended December 30, 2011.

        Contract revenue for the Energy Efficiency Services segment decreased primarily as a result of a decrease in the direct installation of energy efficiency measures from the energy efficiency audits in New York and California and delays in the renewal of contracts for such services in those states. Revenue in the Homeland Security Services segment decreased due to lower levels of activity in the traditional planning, training and exercise consulting services business. Contract revenue for the Engineering Services segment continues to be impacted by the decline in the California residential housing market and state and local government budget cuts.

        Direct costs of contract revenue.    Direct costs of contract revenue were $59.0 million for the fiscal year ended December 28, 2012, with $18.8 million attributable to the Engineering Services segment, $34.6 million attributable to the Energy Efficiency Services segment, $3.4 million attributable to the Public Finance Services segment, and $2.2 million attributable to the Homeland Security Services segment. Overall, direct costs of contract revenue decreased by $5.8 million, or 8.9%, to $59.0 million for the fiscal year ended December 28, 2012 from $64.7 million for the fiscal year ended December 30, 2011. This decrease is primarily attributable to a decrease in direct costs within our Energy Efficiency Services segment of $6.4 million, or 15.7%, as a result of delays in the renewal of contracts for the provision of these services. Direct costs of contract revenue also decreased by $0.8 million, or 26.3%, in our Homeland Solutions Services segment. These decreases were partially offset by increases of $1.1 million, or 6.0%, and $0.4 million, or 12.8%, respectively, in our Engineering Services and Public Finance Services segments. Direct costs of contract revenue as a percentage of contract revenue for the fiscal year ended December 28, 2012 increased to 63.1% from 60.4% for the fiscal year ended December 30, 2011.

        Direct costs decreased primarily as a result of decreases in salaries and wages and subconsultant services and other direct costs of $2.5 million and $3.3 million, respectively. Salaries and wages categorized as direct costs of contract revenue decreased as a result of decreased chargeability of labor and decreased headcount. Salaries and wages as a percentage of contract revenue remained relatively constant in the 2012 period as compared to the 2011 period. Subconsultant services and other direct costs increased to 38.2% of contract revenue for the fiscal year ended December 28, 2012 from 36.4% of contract revenue for the fiscal year ended December 30, 2011. Subconsultant costs declined because of a reduction in activity within our Energy Efficiency Services segment as a result of delays in the renewal of contracts for the provision of energy efficiency related projects.

        General and administrative expenses.    General and administrative expenses increased by $14.7 million, or 37.7%, to $53.7 million for the fiscal year ended December 28, 2012 from $39.0 million for the fiscal year ended December 30, 2011. This was due primarily to an increase of $16.8 million in the general and administrative expenses of the Energy Efficiency Services segment, partially offset by decreases of $0.3 million, $0.1 million and $1.0 million in the general and administrative expenses of the Engineering Services, Public Finance Services and Homeland Security Services segments, respectively. Unallocated corporate expenses decreased by $0.7 million. General and administrative expenses as a percentage of contract revenue increased to 57.5% for the fiscal year ended December 28, 2012 from 36.4% for the fiscal year ended December 30, 2011.

        The increase in general and administrative expenses primarily resulted from a $15.2 million goodwill impairment charge we recognized relating to our Energy Efficiency Services segment. See "—Components of Income and Expense—Goodwill." General and administrative expenses for the fiscal year ended December 28, 2012 also included decreases of $0.2 million from salaries and wages, payroll taxes and employee benefits, $0.2 million as a result of a decrease in depreciation and amortization charges, and $0.1 million from other general and administrative expenses.

        (Loss) income from operations.    As a result of the above factors, our operating loss was $19.3 million for the fiscal year ended December 28, 2012 as compared to operating income of $3.4 million for the fiscal year ended December 30, 2011. Loss from operations, as a percentage of contract revenue, was 20.6% for the fiscal year ended December 28, 2012, while income from operations, as a percentage of contract revenue, was 3.2% for the fiscal year ended December 30, 2011.

        Other (expense) income.    Other expense was $128,000 for the fiscal year ended December 28, 2012 as compared to other expense of $71,000 for the fiscal year ended December 30, 2011. The increase is primarily the result of higher interest expense due to increased borrowings under our line of credit.

        Income tax (benefit) expense.    We recorded an income tax benefit of $2.1 million for the fiscal year ended December 28, 2012, as compared to an income tax expense of $1.5 million for the fiscal year ended December 30, 2011. The income tax benefit is attributable to the $15.2 million of goodwill impairment included in our pretax loss for the fiscal year ended December 28, 2012, offset by a valuation allowance of $5.5 million due to the uncertainty of realization of net deferred tax assets after the reduction of deferred tax liabilities associated with the goodwill impairment. The effective tax rates for the fiscal year ended December 28, 2012 differ from the U.S. tax statutory rate of 35% primarily due to state income tax rates, permanent items that are not deductible for U.S. tax purposes, and the establishment of the valuation allowance during the fiscal year ended December 28, 2012. For further discussion of our income tax provision, see Note 12 "—Income Taxes" of notes to our consolidated financial statements.

        Net (loss) income.    As a result of the above factors, our net loss was $17.3 million for the fiscal year ended December 28, 2012, compared to net income of $1.8 million for the fiscal year ended December 30, 2011.

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

        Direct costs increased as a result of increases in salaries and wages and subconsultant services and other direct costs of $4.1 million and $18.6 million, respectively. Within direct costs of contract revenue, salaries and wages decreased to 24.0% of contract revenue for the fiscal year ended December 30, 2011 from 27.7% for the fiscal year ended December 31, 2010 and subconsultant services and other direct costs increased to 36.4% of contract revenue for the fiscal year ended December 30, 2011 from 26.2% of contract revenue for the fiscal year ended December 31, 2010. Subconsultant services and other direct costs increased primarily because of increased demand for the energy efficiency, sustainability and renewable energy services of our subsidiary Willdan Energy Solutions, which generally utilizes a higher percentage of subconsultants than our other subsidiaries. Increased chargeability of labor also shifted more employee related costs to direct costs of contract revenue because we only allocate the portion of salaries and wages related to time spent directly generating revenues to direct costs of contract revenue.

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

        Income tax expense.    We recorded an income tax expense of $1.5 million for the fiscal year ended December 30, 2011, as compared to an income tax expense of $0.3 million for the fiscal year ended December 31, 2010 due to a change in the income tax provision. For further discussion of our income tax provision, see Note 12 "—Income Taxes."

        Net income.    As a result of the above factors, our net income was $1.8 million for the fiscal year ended December 30, 2011, compared to net income of $2.7 million for the fiscal year ended December 31, 2010.

Liquidity and Capital Resources

        As of December 28, 2012, we had $10.0 million of cash and cash equivalents. Our primary source of liquidity is cash generated from operations. We also have a revolving line of credit with Wells Fargo, which matures on April 1, 2013, but our ability to borrow funds under this line of credit is currently subject to Wells Fargo's discretion. While we believe that our cash and cash equivalents on hand and cash generated by operating activities will be sufficient to finance our operating activities for at least the next 12 months, without borrowings from our revolving credit facility, if we do experience a cash flow shortage, we may have difficulty obtaining additional funds on favorable terms, if at all, in order to meet obligations as they come due in the normal course of business.

  Cash Flows from Operating Activities

        Cash flows provided by operating activities were $5.3 million for fiscal year 2012 compared to cash flows used in operating activities of $0.7 million in fiscal year 2011 and cash flows provided by operating activities of $0.1 million for fiscal year 2010. Our cash flows provided by operating activities in fiscal year 2012 were higher than in fiscal 2011 despite lower contract revenue due primarily to decreases in costs and estimated earnings in excess of billings on uncompleted contracts and accounts receivable, and an increase in billings in excess of costs and estimated earnings on uncompleted contracts. These items were partially offset by decreases in accrued liabilities and accounts payable. Our cash flows used in operating activities in fiscal year 2011 primarily resulted from increases in accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts, partially offset by increases in accounts payable and accrued liabilities. Our cash flows from operating activities were also reduced by non-cash revenue of $0.9 million from a subcontractor settlement in fiscal year 2011. The cash flows provided by operating activities in fiscal 2010 were due primarily to increases in accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts and fewer adjustments for non-cash items partially offset by increases in accounts payable and accrued liabilities.

  Cash Flows from Investing Activities

        Cash flows used in investing activities were $0.3 million for fiscal year 2012 compared to $3.1 million for fiscal year 2011 and $2.7 million for fiscal year 2010. There were no payments related to business acquisitions in fiscal 2012, compared to $2.7 million in fiscal 2011 and $2.1 million in fiscal 2010. These payments were made in accordance with the provisions of the stock purchase agreement for the 2008 purchase of Willdan Energy Solutions. Aside from payments for business acquisitions, our cash used in investing activities primarily related to the purchase of equipment and leasehold improvements.

  Cash Flows from Financing Activities

        Cash flows provided by financing activities in fiscal 2012 were $2.1 million as compared to $0.2 million for fiscal year 2011 and $0.8 million for fiscal year 2010. The net cash flows provided by financing activities in fiscal 2012 were primarily attributable to borrowings under our revolving line of credit, partially offset by repayments of our revolving line of credit and changes in the excess of outstanding checks over bank balance. The net cash flows provided by financing activities in fiscal 2011 were primarily attributable to changes in the excess of outstanding checks over bank balance and proceeds from notes payable, partially offset by repayments of our revolving line of credit. The net cash flows provided by financing activities in fiscal 2010 were primarily attributable to changes in the excess of outstanding checks over bank balance.

  Outstanding Indebtedness

        We currently have a revolving credit agreement with Wells Fargo, which was entered into on December 23, 2011 and became effective as of January 1, 2012. The credit agreement replaced our prior credit facility with Wells Fargo that expired on January 1, 2012. There were $3.0 million of outstanding borrowings under this agreement as of December 28, 2012. We have also financed, from time to time, insurance premiums by entering into unsecured notes payable with insurance companies. During our annual insurance renewals in the fourth quarter of our fiscal year ended December 28, 2012, we elected to finance our insurance premiums for the upcoming fiscal year.

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

        As of December 28, 2012, we breached the net income covenant under the credit agreement because we did not have net income of at least $250,000 measured on a rolling four quarter basis and we sustained net losses during two consecutive quarters in the past year. Additionally, our ratio of total funded debt to EBITDA exceeds the limit permitted under the credit agreement.(1) Because of these covenant breaches, our ability to borrow additional funds under the credit agreement is currently subject to Wells Fargo's discretion and Wells Fargo could choose to increase the interest rate by 4.0%, make the loans outstanding under the credit agreement immediately due and payable, and/or terminate its commitments to us under the credit agreement. Although we are seeking a waiver for these covenant breaches and to extend the maturity of the line of credit, Wells Fargo is not obligated to provide any waiver for current or future covenant breaches or modify the terms of the credit agreement. Wells Fargo may also refuse to renew the facility when it expires on April 1, 2013, and if they do so, we will have to repay the outstanding balance of $3.0 million.

(1)
If we do not maintain a ratio of total funded debt to EBITDA of 1.75 or lower, determined on a rolling four quarter basis, Wells Fargo may choose to increase the interest rate of our outstanding indebtedness, make any loans outstanding under the credit agreement immediately due and payable and will no longer be obligated to extend further credit to us. Management therefore believes that presentation of total funded debt to EBITDA is useful to investors because it helps them understand how our total funded debt to EBITDA compares to the financial covenant contained in our credit agreement and whether we have violated or are close to violating such covenant. Management also reviews the ratio of total funded debt to EBITDA, along with the other financial covenants contained in our credit agreement, to ensure it will continue to have access to its financing sources. Total funded debt is defined as "the sum of all obligations for borrowed money (including subordinated debt) plus all capital lease obligations," and EBITDA is defined as "net profit before tax plus interest expense (net of capitalized interest expense), depreciation expense and amortization expense." As a result of the definition of total funded debt in our credit agreement, total funded debt represents our total borrowings under our line of credit, letters of credit, notes payable and capital lease obligations as of December 28, 2012. These definitions may differ from those of other companies reporting similarly named measures. These measures should be considered in addition to, and not as a substitute for or superior to, other measures of financial performance prepared in accordance with U.S. generally accepted accounting principles, or GAAP. Total funded debt and EBITDA are not recognized terms under GAAP and do not purport to be alternatives to any GAAP measures.

  Contractual Obligations

        We have certain cash obligations and other commitments which will impact our short- and long-term liquidity. At December 28, 2012, such obligations and commitments consisted of long-term debt, operating leases and capital leases. The following table sets forth our contractual obligations as of December 28, 2012:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long term debt(1)	$3,633,000	$3,627,000	$6,000	$—	$—
Operating leases	6,900,000	3,388,000	3,504,000	8,000	—
Capital leases	287,000	159,000	128,000	—	—

Total contractual cash obligations	$10,820,000	$7,174,000	$3,638,000	$8,000	$—

(1)
Long-term debt includes principal and interest payments under our debt agreements assuming no additional borrowings or principal payments and includes borrowings under our line of credit of $3,000,000.

  Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

New Accounting Pronouncements

        As of December 28, 2012, the impact of recent accounting pronouncements applicable to us is not expected to be material.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The following is a calculation of our ratio of total funded debt to EBITDA:

Four Quarters Ended December 28, 2012
Total funded debt	$3,980,000
EBITDA	(18,546,000)
Ratio of total funded debt to EBITDA	(0.21)

        The following is a reconciliation of EBITDA to net income:

Four Quarters Ended December 28, 2012
Net loss	$(17,300,000)
Income tax benefit	(2,083,000)
Interest expense	106,000
Interest income	(6,000)
Depreciation and amortization	737,000

EBITDA	$(18,546,000)

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

        We had cash and cash equivalents of $10.0 million as of December 28, 2012. This amount includes $8.5 million invested in the Wells Fargo Stage Coach Sweep Investment account and $1.0 million invested in the Wells Fargo Money Market Mutual Fund. Although these investments are subject to variable interest rates, we do not believe we are subject to significant market risk for these short-term investments.

        We do not engage in trading activities and do not participate in foreign currency transactions or utilize derivative financial instruments. As of December 28, 2012, we had $3.0 million outstanding debt under our revolving credit facility that bears interest at variable rates.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements and related financial information, as listed under Item 15, appear in a separate section of this annual report beginning on page F-1.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        There were no changes in and/or disagreements with accountants on accounting and financial disclosure during the year ended December 28, 2012.

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

        In connection with the preparation of this Annual Report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 28, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, as of December 28, 2012. No change in our internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended).

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 28, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Our management has concluded that, as of December 28, 2012, our internal control over financial reporting was effective based on these criteria.

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

Changes in Internal Controls

        Based on our evaluation carried out in accordance with SEC Rule 15d-15(b) under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we concluded that there were no changes during the fourth fiscal quarter of 2012 of our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this item is incorporated by reference to Willdan Group, Inc.'s Proxy Statement for its 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the Company's 2012 fiscal year.

        We have posted our Code of Ethical Conduct on our website, www.willdan.com, under the heading "Investors—Corporate Governance." The Code of Ethical Conduct applies to our Chief Executive Officer and Chief Financial Officer. Upon request and free of charge, we will provide any person with a copy of the Code of Ethical Conduct. See "Item 1. Business—Available Information."

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this item is incorporated by reference to Willdan Group, Inc.'s Proxy Statement for its 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the Company's 2012 fiscal year.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

        The information required by this item is incorporated by reference to Willdan Group, Inc.'s Proxy Statement for its 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the Company's 2012 fiscal year.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is incorporated by reference to Willdan Group, Inc.'s Proxy Statement for its 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the Company's 2012 fiscal year.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item is incorporated by reference to Willdan Group, Inc.'s Proxy Statement for its 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the Company's 2012 fiscal year.

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

(b)
Exhibits.

        The following exhibits are filed as a part of this report:

Exhibit Number		Exhibit Description
3.1		Articles of Incorporation of Willdan Group, Inc., including amendments thereto(1)
3.2		Amended and Restated Bylaws of Willdan Group, Inc.(2)
4.1		Specimen Stock Certificate for shares of the Registrant's Common Stock(1)
4.2		The Company agrees to furnish to the Securities and Exchange Commission upon request a copy of each instrument with respect to issues of long-term debt of Willdan Group, Inc. and its subsidiaries, the authorized principal amount of which does not exceed 10% of the consolidated assets of Willdan Group, Inc. and its subsidiaries.
10.1		Credit Agreement, dated January 1, 2012, between Willdan Group, Inc. and Wells Fargo Bank, National Association, relating to the Revolving Line of Credit Note(3)
10.2		Revolving Line of Credit Note for $5,000,000, dated January 1, 2012, by Willdan Group, Inc. in favor of Wells Fargo Bank, National Association(3)
10.3	†	Willdan Group, Inc. 2006 Stock Incentive Plan(1)
10.4	†	Form of Incentive Stock Option Agreement(1)
10.5	†	Form of Non-Qualified Stock Option Agreement(1)
10.6	†	Amended and Restated Willdan Group, Inc. 2006 Employee Stock Purchase Plan(4)

Exhibit Number		Exhibit Description
10.7	†	Form of Indemnification Agreement between Willdan Group, Inc. and its Directors and Officers(1)
10.8		Office Lease by and between Spectrum Waples Street, LLC, a California limited liability company, Spectrum Lambert Plaza, LLC, a California limited liability company and The Willdan Group of Companies dated October 15, 2004 for the principal office located at 2401 East Katella Avenue, Anaheim, California(1)
10.9		First Amendment to Lease by and between 2401 Katella, LLC and The Willdan Group of Companies, dated February 27, 2006 for the principal office located at 2401 Katella Avenue, Anaheim, California(1)
10.10		Second Amendment to Lease by and between 2401 Katella, LLC and The Willdan Group of Companies dated March 6, 2006 for the principal office located at 2401 Katella Avenue, Anaheim, California(1)
10.11		Employment Agreement, dated as of May 3, 2011 by and between Willdan Group, Inc. and Thomas D. Brisbin(5)
10.12		Employment Agreement, dated as of May 3, 2011 by and between Willdan Group, Inc. and Kimberly D. Gant(5)
10.13		Employment Agreement, dated as of May 3, 2011 by and between Willdan Group, Inc. and Marc Tipermas(5)
10.14	†	Willdan Group, Inc. 2008 Performance Incentive Plan(6)
10.15		Agreement for Small Business Direct Install Program, dated July 2, 2012, between Consolidated Edison Company of New York, Inc. and Willdan Energy Solutions (portions of this exhibit have been omitted pursuant to a request for confidential treatment)(7)
14.1		Code of Ethical Conduct of Willdan Group, Inc.(4)
21.1		Subsidiaries of Willdan Group, Inc.*
23.1		Consent of Independent Registered Public Accounting Firm*
24.1		Power of Attorney (included on signature page hereto)
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002*
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002*
32.1		Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002*
101		Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 28, 2012 and December 30, 2011; (ii) the Consolidated Statements of Operations for each of the fiscal years in the three-year period ended December 28, 2012; (iii) the Consolidated Statements of Stockholders' Equity for each of the fiscal years in the three-year period ended December 28, 2012; (iv) the Consolidated Statement of Cash Flows for each of the fiscal years in the three-year period ended December 28, 2012; and (v) the Notes to the Consolidated Financial Statements.

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

(4)
Incorporated by reference to Willdan Group, Inc.'s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 27, 2007.

(5)
Incorporated by reference to Willdan Group, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 4, 2011.

(6)
Incorporated by reference to Willdan Group, Inc.'s Proxy Statement for its 2012 Annual Meeting of Stockholders, filed with the Securities and Exchange Commission on April 18, 2012.

(7)
Incorporated by reference to Willdan Group, Inc.'s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 8, 2012.

SIGNATURES AND CERTIFICATIONS

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Anaheim, State of California, on March 26, 2013.

WILLDAN GROUP, INC.
/s/ KIMBERLY D. GANT Kimberly D. Gant Chief Financial Officer, Senior Vice President and Treasurer Date: March 26, 2013

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

Signature	Title	Date

/s/ THOMAS D. BRISBIN Thomas D. Brisbin	Director, President and Chief Executive Officer (principal executive officer)	March 26, 2013
/s/ KIMBERLY D. GANT Kimberly D. Gant	Chief Financial Officer, Senior Vice President and Treasurer (principal financial and accounting officer)	March 26, 2013
/s/ WIN WESTFALL Win Westfall	Director	March 26, 2013
/s/ KEITH W. RENKEN Keith W. Renken	Director	March 26, 2013
/s/ JOHN M. TOUPS John M. Toups	Director	March 26, 2013
/s/ RAYMOND W. HOLDSWORTH Raymond W. Holdsworth	Director	March 26, 2013
/s/ DOUGLAS J. MCEACHERN Douglas J. McEachern	Director	March 26, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Willdan Group, Inc.

        We have audited the accompanying consolidated balance sheets of Willdan Group, Inc. and subsidiaries (the "Company") as of December 28, 2012 and December 30, 2011 and the related consolidated statements of operations, stockholders' equity, and cash flows for the three-year period ended December 28, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Willdan Group, Inc. and subsidiaries as of December 28, 2012 and December 30, 2011, and the results of their operations and their cash flows for the three-year period ended December 28, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Los Angeles, California
March 26, 2013

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 28, 2012	December 30, 2011
Assets
Current assets:
Cash and cash equivalents	$10,006,000	$3,001,000
Accounts receivable, net of allowance for doubtful accounts of $303,000 and $421,000 at December 28, 2012 and December 30, 2011, respectively	15,484,000	16,782,000
Costs and estimated earnings in excess of billings on uncompleted contracts	9,860,000	20,672,000
Other receivables	95,000	175,000
Prepaid expenses and other current assets	1,782,000	1,724,000

Total current assets	37,227,000	42,354,000
Equipment and leasehold improvements, net	979,000	1,217,000
Goodwill	—	15,208,000
Other intangible assets, net	12,000	49,000
Other assets	307,000	383,000
Deferred income taxes	3,452,000	5,100,000

Total assets	$41,977,000	$64,311,000

Liabilities and Stockholders' Equity
Current liabilities:
Excess of outstanding checks over bank balance	$1,188,000	$1,777,000
Borrowings under line of credit	3,000,000	256,000
Accounts payable	6,983,000	8,182,000
Accrued liabilities	5,306,000	10,192,000
Billings in excess of costs and estimated earnings on uncompleted contracts	3,419,000	752,000
Current portion of notes payable	628,000	600,000
Current portion of capital lease obligations	152,000	163,000
Current portion of deferred income taxes	3,452,000	7,349,000

Total current liabilities	24,128,000	29,271,000
Notes payable, less current portion	—	77,000
Capital lease obligations, less current portion	124,000	136,000
Deferred lease obligations	374,000	534,000

Total liabilities	24,626,000	30,018,000

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized; 7,335,000 and 7,274,000 shares issued and outstanding at December 28, 2012 and December 30, 2011, respectively	73,000	73,000
Additional paid-in capital	34,423,000	34,065,000
Accumulated (deficit) earnings	(17,145,000)	155,000

Total stockholders' equity	17,351,000	34,293,000

Total liabilities and stockholders' equity	$41,977,000	$64,311,000

See accompanying notes to consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year
	2012	2011	2010
Contract revenue	$93,443,000	$107,165,000	$77,896,000

Direct costs of contract revenue (exclusive of depreciation and amortization shown separately below):
Salaries and wages	23,218,000	25,714,000	21,607,000
Subconsultant services and other direct costs	35,741,000	39,013,000	20,415,000

Total direct costs of contract revenue	58,959,000	64,727,000	42,022,000

General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	22,421,000	22,594,000	17,582,000
Facilities and facility related	4,871,000	4,875,000	4,290,000
Stock-based compensation	227,000	201,000	235,000
Depreciation and amortization	671,000	877,000	1,042,000
Lease abandonment (recovery), net	26,000	2,000	(68,000)
Impairment of goodwill	15,208,000	—	—
Other	10,315,000	10,488,000	9,719,000

Total general and administrative expenses	53,739,000	39,037,000	32,800,000

(Loss) income from operations	(19,255,000)	3,401,000	3,074,000

Other (expense) income:
Interest income	6,000	5,000	12,000
Interest expense	(106,000)	(77,000)	(54,000)
Other, net	(28,000)	1,000	32,000

Total other (expense) income, net	(128,000)	(71,000)	(10,000)

(Loss) income before income taxes	(19,383,000)	3,330,000	3,064,000
Income tax (benefit) expense	(2,083,000)	1,500,000	344,000

Net (loss) income	$(17,300,000)	$1,830,000	$2,720,000

(Loss) earnings per share:
Basic	$(2.37)	$0.25	$0.38

Diluted	$(2.37)	$0.24	$0.37

Weighted-average shares outstanding:
Basic	7,310,000	7,262,000	7,233,000
Diluted	7,310,000	7,485,000	7,311,000

See accompanying notes to consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock			Retained Earnings/ (Accumulated Deficit)
			Additional Paid-in Capital
	Shares	Amount			Total
Balances at January 1, 2010	7,208,000	$72,000	$33,440,000	$(4,395,000)	$29,117,000
Shares of common stock issued in connection with employee stock purchase plan	36,000	—	87,000	—	87,000
Shares of common stock issued in connection with employee stock option exercise	2,000	—	3,000	—	3,000
Stock-based compensation	—	—	235,000	—	235,000
Net income	—	—	—	2,720,000	2,720,000

Balances at December 31, 2010	7,246,000	72,000	33,765,000	(1,675,000)	32,162,000
Shares of common stock issued in connection with employee stock purchase plan	25,000	1,000	92,000	—	93,000
Shares of common stock issued in connection with employee stock option exercise	3,000	—	7,000	—	7,000
Stock-based compensation	—	—	201,000	—	201,000
Net income	—	—	—	1,830,000	1,830,000

Balances at December 30, 2011	7,274,000	73,000	34,065,000	155,000	34,293,000
Shares of common stock issued in connection with employee stock purchase plan	56,000	—	120,000	—	120,000
Shares of common stock issued in connection with employee stock option exercise	5,000	—	11,000	—	11,000
Stock-based compensation	—	—	227,000	—	227,000
Net loss	—	—	—	(17,300,000)	(17,300,000)

Balances at December 28, 2012	7,335,000	$73,000	$34,423,000	$(17,145,000)	$17,351,000

See accompanying notes to consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year
	2012	2011	2009
Cash flows from operating activities:
Net (loss) income	$(17,300,000)	$1,830,000	$2,720,000
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Non-cash revenue from subcontractor settlement	—	(902,000)	—
Depreciation and amortization	737,000	944,000	1,053,000
Deferred income taxes	(2,249,000)	1,465,000	389,000
Goodwill impairment	15,208,000	—	—
Lease abandonment expense (recovery), net	26,000	2,000	(68,000)
Loss (gain) on sale of equipment	18,000	2,000	(17,000)
Provision for doubtful accounts	673,000	209,000	20,000
Stock-based compensation	227,000	201,000	235,000
Changes in operating assets and liabilities:
Accounts receivable	625,000	(2,507,000)	(4,407,000)
Costs and estimated earnings in excess of billings on uncompleted contracts	10,812,000	(8,427,000)	(4,694,000)
Income tax receivable	—	—	51,000
Other receivables	80,000	1,000	(103,000)
Prepaid expenses and other current assets	(58,000)	(10,000)	(214,000)
Other assets	76,000	24,000	(89,000)
Accounts payable	(1,199,000)	2,802,000	3,923,000
Accrued liabilities	(4,886,000)	4,206,000	1,476,000
Billings in excess of costs and estimated earnings on uncompleted contracts	2,667,000	(289,000)	11,000
Deferred lease obligations	(186,000)	(234,000)	(189,000)

Net cash provided by (used in) operating activities	5,271,000	(683,000)	97,000

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(359,000)	(395,000)	(685,000)
Proceeds from sale of equipment	20,000	6,000	40,000
Payments related to business acquisitions	—	(2,733,000)	(2,104,000)

Net cash used in investing activities	(339,000)	(3,122,000)	(2,749,000)

Cash flows from financing activities:
Changes in excess of outstanding checks over bank balance	(589,000)	554,000	735,000
Payments on notes payable	(663,000)	(211,000)	(17,000)
Proceeds from notes payable	614,000	667,000	214,000
Borrowings under line of credit	11,663,000	33,965,000	14,123,000
Repayments of line of credit	(8,919,000)	(34,709,000)	(14,123,000)
Principal payments on capital leases	(164,000)	(202,000)	(173,000)
Proceeds from stock option exercise	11,000	7,000	3,000
Proceeds from sales of common stock under employee stock purchase plan	120,000	93,000	87,000

Net cash provided by financing activities	2,073,000	164,000	849,000

Net increase (decrease) in cash and cash equivalents	7,005,000	(3,641,000)	(1,803,000)
Cash and cash equivalents at beginning of the year	3,001,000	6,642,000	8,445,000

Cash and cash equivalents at end of the year	$10,006,000	$3,001,000	$6,642,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$106,000	$77,000	$52,000
Income taxes	139,000	70,000	48,000
Supplemental disclosures of noncash investing and financing activities:
Equipment acquired under capital leases	$151,000	$247,000	$240,000

See accompanying notes to consolidated financial statements

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years 2012, 2011 and 2010

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

  Fiscal Years

        The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to December 31. Fiscal years 2012, 2011 and 2010 contained 52 weeks. All references to years in the notes to consolidated financial statements represent fiscal years.

  Cash, Cash Equivalents and Liquid Investments

        All highly liquid investments purchased with a remaining maturity of three months or less are considered to be cash equivalents. Outstanding checks in excess of cash on deposit have been classified as current liabilities. Cash and cash equivalents consisted of the following:

	December 28, 2012	December 30, 2011
Wells Fargo Stage Coach Sweep Investment Account	$8,484,000	$—
Wells Fargo Money Market Mutual Fund	1,001,000	2,000,000
Wells Fargo Advantage Heritage Fund	48,000	47,000
Cash on hand in business checking accounts	473,000	954,000

	$10,006,000	$3,001,000

        The Company from time to time may be exposed to credit risk with its bank deposits in excess of the FDIC insurance limits and with uninsured money market investments. The Company has not

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2012, 2011 and 2010

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

  Fair Value of Financial Instruments

        As of December 28, 2012 and December 30, 2011, the carrying amounts of the Company's cash, cash equivalents, accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, other receivables, prepaid expenses and other current assets, excess of outstanding checks over bank balance, accounts payable, accrued liabilities and billings in excess of costs and estimated earnings on uncompleted contracts, approximate their fair values because of the relatively short period of time between the origination of these instruments and their expected realization or payment. The carrying amounts of debt obligations approximate their fair values since the terms are comparable to terms currently offered by local lending institutions for loans of similar terms to companies with comparable credit risk.

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

  Accounting for Contracts

        The Company enters into contracts with its clients that contain three principal types of pricing provisions: fixed price, time-and-materials, and unit-based. Revenue on fixed price contracts is recognized on the percentage-of-completion method based generally on the ratio of direct costs (primarily exclusive of depreciation and amortization costs) incurred to date to estimated total direct costs at completion. Revenue on time-and-materials and unit-based contracts is recognized as the work is performed in accordance with the specific terms of the contract. Contracts that provide for multiple services or deliverables are evaluated as multiple element arrangements to determine the appropriate

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2012, 2011 and 2010

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

unit of accounting, allocation of contract value, and method of revenue recognition for each element. Revenue for amounts that have been billed but not earned is deferred and such deferred revenue is referred to as billings in excess of costs and estimated earnings on uncompleted contracts in the accompanying consolidated balance sheets. Service-related contracts, including operations and maintenance services and a variety of technical assistance services, are accounted for over the period of performance, in proportion to the costs of performance.

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

Fiscal Years 2012, 2011 and 2010

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The value of retainage is included in accounts receivable in the accompanying consolidated financial statements. Retainage represents the billed amount that is retained by the customer, in accordance with the terms of the contract, generally until performance is substantially complete.

  General and Administrative Expenses

        General and administrative expenses include the costs of the marketing and support staffs, other marketing expenses, management and administrative personnel costs, payroll taxes, bonuses and employee benefits for all of the Company's employees and the portion of salaries and wages not allocated to direct costs of contract revenue for those employees who provide the Company's services. General and administrative expenses also include facility costs, depreciation and amortization, professional services, legal and accounting fees and administrative operating costs. Within general and administrative expenses, "Other" includes expenses such as provision for billed or unbilled receivables, professional services, legal and accounting, computer costs, travel and entertainment and marketing costs. The Company expenses general and administrative costs when incurred.

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

Fiscal Years 2012, 2011 and 2010

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

  Income Taxes

        Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the financial reporting basis and tax basis of the Company's assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2012, 2011 and 2010

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded when it is more likely than not that all or a portion of the deferred tax assets may not be realized.

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

  Operating Cycle

        In accordance with industry practice, amounts realizable and payable under contracts that extend beyond one year are included in current assets and liabilities.

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

  New Accounting Pronouncements

        As of December 28, 2012, the impact of recent accounting pronouncements applicable to the Company is not expected to be material.

3. BUSINESS COMBINATION

        On June 9, 2008, the Company acquired all of the outstanding stock of Willdan Energy Solutions, formerly known as Intergy Corporation, a California-based consulting company that assists companies, institutions and agencies with planning and implementing their energy efficiency, water conservation and renewable energy strategies. The acquisition cost recorded by the Company as of December 28, 2012 was $17.9 million, consisting of $9.9 million in cash paid at closing, a $0.2 million net asset value adjustment, a guaranteed payment of $1.0 million in cash paid in June 2009, an earn-out payment of $1.3 million paid in August 2009, an earn-out payment of $2.1 million paid in September 2010, an earn-out payment of $2.7 million paid in August 2011 and $0.7 million in transaction costs. The earn-out payments were required because Willdan Energy Solutions achieved certain financial targets over the relevant periods. The Company recorded $15.2 million of goodwill in connection with the acquisition, and as of December 28, 2012, this entire goodwill amount has been written off (See Note 4).

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2012, 2011 and 2010

4. GOODWILL AND OTHER INTANGIBLE ASSETS

        The changes in the carrying value of goodwill by reporting unit for the fiscal years ended December 28, 2012 were as follows:

	Fiscal Year 2012
	Balance at Beginning of Year	Goodwill Additions	Impairment	Balance at End of Year
Reporting Unit:
Energy Solutions	$15,208,000	$—	$(15,208,000)	$—
Financial Services	—	—	—	—
Homeland Security Services	—	—	—	—

	$15,208,000	$—	$(15,208,000)	$—

	Fiscal Year 2011
	Balance at Beginning of Year	Goodwill Additions	Impairment	Balance at End of Year
Reporting Unit:
Energy Solutions	$12,475,000	$2,733,000	$—	$15,208,000
Financial Services	—	—	—	—
Homeland Security Services	—	—	—	—

	$12,475,000	$2,733,000	$—	$15,208,000

	Fiscal Year 2010
	Balance at Beginning of Year	Goodwill Additions	Impairment	Balance at End of Year
Reporting Unit:
Energy Solutions	$10,371,000	$2,104,000	$—	$12,475,000
Financial Services	—	—	—	—
Homeland Security Services	—	—	—	—

	$10,371,000	$2,104,000	$—	$12,475,000

        The additions to goodwill in fiscal 2010 and fiscal 2011 for Energy Solutions related to the $2.1 million earn-out payment in September 2010 and the $2.7 million earn-out payment in August 2011, respectively. As of December 30, 2011, the Company had $15.2 million of goodwill, all of which related to the Energy Solutions reporting unit, which comprises the Energy Efficiency Services reporting segment. During the second quarter of 2012, the Company determined that a quantitative assessment of its goodwill was warranted for the Energy Solutions reporting unit. This assessment indicated that the estimated fair value of the Energy Solutions reporting unit was less than its carrying value. The Company further determined that all of the remaining goodwill for the Energy Solutions reporting unit was impaired and recognized an impairment charge of $15.2 million. The income approach was based on the present value of projected cash flows during the holding period and disposition of the reporting unit at the end of the final year of the assumed holding period. The market approach was based on a multiple of earnings before interest, taxes, depreciation and amortization

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2012, 2011 and 2010

4. GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

("EBITDA") utilizing publicly available EBITDA multiples for similar companies. The terminal sales value computed in the income approach was also based on a multiple of projected EBITDA for the last year of the assumed holding period.

        The goodwill balances included in the accompanying consolidated balance sheets consist of the following:

	Reporting Units
	Energy Solutions	Financial Services	Homeland Security Services	Total
December 28, 2012:
Goodwill	$15,208,000	$2,763,000	$148,000	$18,119,000
Accumulated impairment	(15,208,000)	(2,763,000)	(148,000	(18,119,000)

	$—	$—	$—	$—

December 30, 2011:
Goodwill	$15,208,000	$2,763,000	$148,000	$18,119,000
Accumulated impairment	—	(2,763,000)	(148,000)	(2,911,000)

	$15,208,000	$—	$—	$15,208,000

December 31, 2010:
Goodwill	$12,475,000	$2,763,000	$148,000	$15,386,000
Accumulated impairment	—	(2,763,000)	(148,000)	(2,911,000)

	$12,475,000	$—	$—	$12,475,000

        The gross amounts and accumulated amortization of the Company's acquired identifiable intangible assets with finite useful lives as of December 28, 2012 and December 30, 2011, included in intangible assets, net in the accompanying consolidated balance sheets, were as follows:

	December 28, 2012		December 30, 2011
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization	Amortization Period (yrs)
Backlog	$920,000	$920,000	$920,000	$920,000	1
Training materials/courses	282,000	270,000	282,000	233,000	5
Non-compete agreements	30,000	30,000	30,000	30,000	3

	$1,232,000	$1,220,000	$1,232,000	$1,183,000

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

Fiscal Years 2012, 2011 and 2010

4. GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

The purchase allocation for Willdan Energy Solutions was finalized during the second quarter of fiscal 2009.

        For the years ended December 28, 2012, December 30, 2011 and December 31, 2010, the Company's amortization expense for acquired identifiable intangible assets with finite useful lives was $37,000, $46,000 and $54,000, respectively. Estimated future amortization expense for acquired identifiable intangible assets is as follows:

Fiscal year:
2013	$12,000

$12,000

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

        The following table sets forth the number of weighted-average shares used to compute basic and diluted EPS:

	Fiscal Year
	2012	2011	2010
Net (loss) income	$(17,300,000)	$1,830,000	$2,720,000

Weighted-average common shares outstanding	7,310,000	7,262,000	7,233,000
Effect of dilutive stock options	—	223,000	78,000

Weighted-average common stock outstanding-diluted	7,310,000	7,485,000	7,311,000

(Loss) earnings per share:
Basic	$(2.37)	$0.25	$0.38

Diluted	$(2.37)	$0.24	$0.37

        For the fiscal year ended December 28, 2012, 654,000 options were excluded from the calculation of dilutive potential common shares, compared to 304,000 and 524,000 options, for fiscal 2011 and fiscal 2010, respectively. These options were not included in the computation of dilutive potential common shares because of the net loss position for the 2012 period and because the assumed proceeds per share exceeded the average market price per share for the 2012 period. Accordingly, the inclusion of these options would have been anti-dilutive. For periods in which the Company incurs net losses, dilutive potential common shares are excluded as they would be anti-dilutive.

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2012, 2011 and 2010

6. ACCOUNTS RECEIVABLE

        Accounts receivable consisted of the following at December 28, 2012 and December 30, 2011:

	December 28, 2012	December 30, 2011
Billed	$15,145,000	$16,624,000
Unbilled	9,860,000	20,672,000
Contract retentions	642,000	579,000

	25,647,000	37,875,000
Allowance for doubtful accounts	(303,000)	(421,000)

	$25,344,000	$37,454,000

        The movements in the allowance for doubtful accounts consisted of the following for fiscal years 2012, 2011 and 2010:

	Fiscal Year
	2012	2011	2010
Balance as of the beginning of the year	$421,000	$959,000	$1,862,000
Provision for doubtful accounts	220,000	219,000	149,000
Write-offs of uncollectible accounts	(341,000)	(765,000)	(1,059,000)
Recoveries of accounts written off	3,000	8,000	7,000

Balance as of the end of the year	$303,000	$421,000	$959,000

        Billed accounts receivable represent amounts billed to clients that have yet to be collected. Unbilled accounts receivable represent revenue recognized but not yet billed pursuant to contract terms or accounts billed after the period end. Substantially all unbilled receivables as of December 28, 2012 and December 30, 2011 are or were expected to be billed and collected within twelve months of such date. Contract retentions represent amounts invoiced to clients where payments have been withheld pending the completion of certain milestones, other contractual conditions or upon the completion of the project. These retention agreements vary from project to project and could be outstanding for several months.

        Allowances for doubtful accounts have been determined through specific identification of amounts considered to be uncollectible and potential write-offs, plus a non-specific allowance for other amounts for which some potential loss has been determined to be probable based on current and past experience.

        As of December 28, 2012, one client accounted for 34% of outstanding receivables, as compared to 40% of the Company's outstanding receivables as of December 30, 2011.

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2012, 2011 and 2010

7. EQUIPMENT AND LEASEHOLD IMPROVEMENTS

        Equipment and leasehold improvements consisted of the following at December 28, 2012 and December 30, 2011:

	December 28, 2012	December 30, 2011
Furniture and fixtures	$3,163,000	$3,393,000
Computer hardware and software	6,299,000	6,279,000
Leasehold improvements	769,000	787,000
Equipment under capital leases	808,000	821,000
Automobiles, trucks, and field equipment	495,000	543,000

	11,534,000	11,823,000
Accumulated depreciation and amortization	(10,555,000)	(10,606,000)

Equipment and leasehold improvements, net	$979,000	$1,217,000

        Included in accumulated depreciation and amortization is $172,000 and $191,000 of amortization expense related to equipment held under capital leases in fiscal years 2012 and 2011, respectively.

8. ACCRUED LIABILITIES

        Accrued liabilities consisted of the following at December 28, 2012 and December 30, 2011:

	December 28, 2012	December 30, 2011
Accrued bonuses	$52,000	$944,000
Paid leave bank	1,288,000	1,415,000
Compensation and payroll taxes	729,000	770,000
Accrued legal	338,000	101,000
Accrued workers' compensation insurance	209,000	24,000
Accrued rent	356,000	320,000
Employee withholdings	215,000	234,000
Client deposits	88,000	247,000
Unvouchered accounts payable	1,800,000	6,083,000
Other	231,000	54,000

Total accrued liabilities	$5,306,000	$10,192,000

9. EQUITY PLANS

        As of December 28, 2012, the Company had two share-based compensation plans, which are described below. The Company may no longer grant awards under the 2006 Stock Incentive Plan. The compensation expense that has been recognized for stock options issued under these plans was $227,000, $201,000 and $235,000 for fiscal years 2012, 2011 and 2010, respectively.

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2012, 2011 and 2010

9. EQUITY PLANS (Continued)

2006 STOCK INCENTIVE PLAN

        In June 2006, the Company's board of directors adopted the 2006 Stock Incentive Plan ("2006 Plan") and it received stockholder approval. The Company re-submitted the 2006 Plan to its stockholders for post-IPO approval at the 2007 annual meeting of the stockholders and it was approved. The 2006 Plan will terminate ten years after the board of directors approved it and no additional awards were or will be granted under the 2006 Plan after the Company's shareholders approved the 2008 Plan (as defined below) in June 2008. The 2006 Plan had 300,000 shares of common stock reserved for issuance to the Company's directors, executives, officers, employees, consultants and advisors and currently has 193,500 shares of common stock reserved for issuance. Approximately 70,333 shares that were available for award grant purposes under the 2006 Plan have become available for grant under the 2008 Plan following shareholder approval of the 2008 Plan. Options granted under the 2006 Plan could be "non-statutory stock options" which expire no more than ten years from the date of grant or "incentive stock options" as defined in Section 422 of the Internal Revenue Code of 1986, as amended. Upon exercise of non-statutory stock options, the Company is generally entitled to a tax deduction on the exercise of the option for an amount equal to the excess over the exercise price of the fair market value of the shares at the date of exercise. The Company is generally not entitled to any tax deduction on the exercise of an incentive stock option. Option awards provide for accelerated vesting if there is a change in control (as defined in the 2006 Plan). Through December 28, 2012, options granted, net of forfeitures and expirations, under the 2006 Plan consisted of 187,500 shares and 6,000 shares for incentive stock options and non-statutory stock options, respectively.

2008 PERFORMANCE INCENTIVE PLAN

        In March 2008, the Company's board of directors adopted the 2008 Performance Incentive Plan ("2008 Plan"), and it received stockholder approval at the 2008 annual meeting of the stockholders in June 2008. The 2008 Plan will terminate ten years after the board of directors approved it. At the 2010 and 2012 annual meetings of the stockholders, the stockholders approved 350,000 and 500,000 share increases, respectively, to the 2008 Plan. The maximum number of shares of the Company's common stock that may be issued or transferred pursuant to awards under the 2008 Plan can also be increased by any shares subject to stock options granted under the 2006 Plan and outstanding as of June 9, 2008 which expire, or for any reason are cancelled or terminated, after June 9, 2008 without being exercised. The 2008 Plan currently has 1,406,500 shares of common stock reserved for issuance. Awards authorized by the 2008 Plan include stock options, stock appreciation rights, restricted stock, stock bonuses, stock units, performance stock, and other share-based awards. No participant may be granted an option to purchase more than 100,000 shares in any fiscal year. Options generally may not be granted with exercise prices less than fair market value at the date of grant, with vesting provisions and contractual terms determined by the compensation committee of the board of directors on a grant-by-grant basis. Options granted under the 2008 Plan may be "nonqualified stock options" or "incentive stock options" as defined in Section 422 of the Internal Revenue Code of 1986, as amended. The maximum term of each option shall be 10 years. Upon exercise of nonqualified stock options, the Company is generally entitled to a tax deduction on the exercise of the option for an amount equal to the excess over the exercise price of the fair market value of the shares at the date of exercise. The Company is generally not entitled to any tax deduction on the exercise of an incentive stock option. Option awards provide for accelerated vesting if there is a change in control (as defined in the 2008

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2012, 2011 and 2010

9. EQUITY PLANS (Continued)

Plan). Through December 28, 2012, options granted, net of forfeitures and exercises, under the 2008 Plan consisted of 687,900 shares and 111,000 shares for incentive stock options and non-statutory stock options, respectively.

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

	2012	2011	2010
Expected volatility	39%	39%-40%	39%
Expected dividends	0%	0%	0%
Expected term (in years)	5.75-6.00	5.75-6.00	5.75-6.00
Risk-free rate	0.65%-1.09%	0.88%-2.20%	1.48%-2.59%

        A summary of option activity under the 2006 Plan and 2008 Plan as of December 28, 2012 and changes during the fiscal years ended December 28, 2012, December 30, 2011 and December 31, 2010 is presented below. The intrinsic value of the fully-vested options is $111,000, based on the Company's closing stock price of $2.23 on December 28, 2012.

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at December 30, 2011	912,000	$3.94	7.47
Granted	202,000	3.30	9.34
Exercised	(5,000)	1.81	6.73
Forfeited or expired	(117,000)	—	—

Outstanding at December 28, 2012	992,000	$3.86	6.95

Vested at December 28, 2012	700,000	$4.09	6.19

Exercisable at December 28, 2012	700,000	$4.09	6.19

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2012, 2011 and 2010

9. EQUITY PLANS (Continued)

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at December 31, 2010	859,000	$3.90	8.26
Granted	86,000	4.02	9.44
Exercised	(3,000)	1.96	7.92
Forfeited or expired	(30,000)	—	—

Outstanding at December 30, 2011	912,000	$3.94	7.47

Vested at December 30, 2011	570,000	$4.61	6.84

Exercisable at December 30, 2011	570,000	$4.61	6.84

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at January 1, 2010	566,000	$4.54	8.63
Granted	295,000	2.67	9.65
Exercised	(2,000)	1.65	8.58
Forfeited or expired	—	—	—

Outstanding at December 31, 2010	859,000	$3.90	8.26

Vested at December 31, 2010	356,000	$6.07	7.21

Exercisable at December 31, 2010	356,000	$6.07	7.21

        A summary of the status of the Company's nonvested options and changes in nonvested options during the fiscal years ended December 28, 2012, December 30, 2011 and December 31, 2010, is presented below:

	Options	Weighted- Average Grant-Date Fair Value
Nonvested at December 30, 2011	341,000	$1.13
Granted	202,000	1.27
Vested	(212,000)	1.07
Forfeited	(38,000)	1.10

Nonvested at December 28, 2012	293,000	1.28

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2012, 2011 and 2010

9. EQUITY PLANS (Continued)

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

        As of December 28, 2012, there was $261,000 of total unrecognized compensation expense related to non-vested stock options. That expense is expected to be recognized over a weighted-average period of 1.79 years. There were no options granted that were immediately vested during the fiscal years ended December 28, 2012, December 30, 2011 and December 31, 2010.

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

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2012, 2011 and 2010

9. EQUITY PLANS (Continued)

        The Company's Amended and Restated 2006 Employee Stock Purchase Plan is a non-compensatory plan. As a result, stock-based compensation expense is not recognized in relation to this plan. As of December 28, 2012, there were 122,773 shares available for issuance under the plan.

10. DEBT OBLIGATIONS

        Debt obligations, excluding obligations under capital leases (note 11), consist of the following:

	2012	2011
Outstanding borrowings on line of credit	$3,000,000	$256,000
Notes payable for vehicles, 36 month term, bearing interest at 1.9%, payable in monthly principal and interest installments of $6,000 through January 2014, secured by vehicles	78,000	147,000
Notes payable for insurance, 9 month term, bearing interest at 1.9%, payable in monthly principal and interest installments of $64,000 through August 2013, secured by vehicles	508,000	501,000
Other	42,000	29,000

	3,628,000	933,000
Less current portion	3,628,000	856,000

Debt obligations, less current portion	$—	$77,000

        The Company currently has a revolving credit agreement with Wells Fargo Bank, National Association ("Wells Fargo"), which was entered into on December 23, 2011 and became effective as of January 1, 2012. The credit agreement replaced the Company's prior credit facility with Wells Fargo that expired on January 1, 2012. There were $3.0 million of outstanding borrowings under this agreement as of December 28, 2012. The Company has also financed, from time to time, insurance premiums by entering into unsecured notes payable with insurance companies. During its annual insurance renewals in the fourth quarter of the fiscal year ended December 28, 2012, the Company elected to finance its insurance premiums for the upcoming fiscal year.

        The Company's credit agreement with Wells Fargo provides for a $5.0 million revolving line of credit, including a $5.0 million standby letter of credit sub-facility, and matures on April 1, 2013. Loans made under the revolving line of credit will accrue interest at either (i) a floating rate equal to the prime rate in effect from time to time or (ii) a fixed rate of 2.25% above LIBOR, with the interest rate to be selected by the Company.

        Borrowings under the revolving line of credit are guaranteed by all of the Company's subsidiaries except Public Agency Resources (the "Guarantors") and secured by all of the Company's and the Guarantors' accounts receivable and other rights to payment, general intangibles, inventory and equipment. Pursuant to the credit agreement, the Company also must pay a 0.25% fee on unused commitments and customary fees on any letters of credit drawn under the facility.

        The credit agreement contains customary representations and affirmative covenants, including financial covenants that require the Company to maintain (i) net income after taxes of at least $250,000, measured on a rolling four quarter basis, without losses in two consecutive quarters; (ii) a

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2012, 2011 and 2010

10. DEBT OBLIGATIONS (Continued)

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

        The credit agreement also includes customary negative covenants, including (i) restrictions on the incurrence of additional indebtedness by the Company or the Guarantors other than purchase money indebtedness not to exceed $2.0 million and indebtedness existing on the date of the credit agreement, (ii) restrictions on the payment of dividends on the Company's stock and redemptions, repurchases or other acquisitions of the Company's stock, except that the Company can repurchase stock with an aggregate fair market value up to $5.0 million in any calendar year, and (iii) limitations on asset sales, mergers and acquisitions. In addition, the credit agreement includes customary events of default.

        As of December 28, 2012, the Company breached the net income covenant under the credit agreement because it did not have net income of at least $250,000 measured on a rolling four quarter basis and it sustained net losses during two consecutive quarters in the past year. Additionally, the Company's ratio of total funded debt to EBITDA exceeds the limit permitted under the credit agreement. Because of these covenant breaches, the Company's ability to borrow additional amounts under the credit agreement is currently subject to Wells Fargo's discretion and Wells Fargo could choose to increase the interest rate by 4.0%, make the loans outstanding under the credit agreement immediately due and payable, and/or terminate its commitments to the Company under the credit agreement. Although the Company is seeking a waiver for these covenant breaches and to extend the maturity of the line of credit, Wells Fargo is not obligated to provide any waiver for current or future covenant breaches or modify the terms of the credit agreement. Wells Fargo may also refuse to renew the facility when it expires on April 1, 2013, and if they do so, the Company will have to repay the outstanding balance of $3.0 million.

        Principal maturities on notes payable as of December 28, 2012 are as follows:

Fiscal year:
2013	$3,628,000

$3,628,000

11. COMMITMENTS

  Leases

        The Company is obligated under capital leases for certain furniture and office equipment that expire at various dates through the year 2015.

        The Company also leases certain office facilities under non-cancelable operating leases that expire at various dates through the year 2016 and is committed under non-cancelable operating leases for the lease of computer equipment and automobiles through the year 2013 and 2014, respectively.

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2012, 2011 and 2010

11. COMMITMENTS (Continued)

        Future minimum rental payments under capital and non-cancelable operating leases are summarized as follows:

	Capital	Operating
Fiscal year:
2013	$159,000	$3,388,000
2014	91,000	2,591,000
2015	37,000	913,000
2016	—	8,000
2017	—	—
Thereafter	—	—

Total future minimum lease payments	287,000	$6,900,000

Amount representing maintenance	(1,000)
Amount representing interest (at rates ranging from 3.25% to 3.75%)	(10,000)

Present value of net minimum lease payments under capital leases	276,000
Less current portion	152,000

	$124,000

        During the fiscal year ended December 28, 2012, the Company moved certain offices to new locations and closed certain virtual offices. As a result of the office closures and relocations, the Company recorded lease abandonment expense, net, of $26,000. This expense includes future rental obligations and other costs associated with the leased space net of the fair value of subleases. As of September 1, 2010, the Company turned over to the landlord a portion of its headquarters office space that was subleased by an entity that is owned by one of the Company's directors. Pursuant to the sublease agreement, this tenant paid the Company monthly rent of approximately $8,500, for a total of approximately $72,000 through August 31, 2010. The tenant had also paid the Company a proportionate share of certain operating expenses and taxes relating to the subleased space.

        Rent expense and related charges for common area maintenance for all facility operating leases for fiscal years 2012, 2011 and 2010 was approximately $3,615,000, $3,627,000 and $3,116,000, respectively.

        The following is a reconciliation of the liability for lease abandonment (recovery) expense for fiscal years 2012 and 2011:

	Fiscal 2012	Fiscal 2011
Liability for abandoned leases as of beginning of year	$327,000	$678,000
Lease abandonment expense (recovery), net	26,000	2,000
Lease payments on abandoned leases, net of sublease payments	(238,000)	(380,000)
Other	47,000	27,000

Liability for abandoned leases as of the end of the year	$162,000	$327,000

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2012, 2011 and 2010

11. COMMITMENTS (Continued)

        The current portion of the liability for abandoned leases is included in accrued liabilities and the non-current portion is included in deferred lease obligations in the accompanying consolidated balance sheets.

  Employee Benefit Plans

        The Company has a qualified profit sharing plan (the Plan) pursuant to Code Section 401(a) and qualified cash or deferred arrangement pursuant to Code Section 401(k) covering substantially all employees. Employees may elect to contribute up to 50% of compensation limited to the amount allowed by tax laws. Company contributions are made solely at the discretion of the Company's board of directors. The Company made matching contributions of approximately $248,000, $219,000 and $157,000 during fiscal years 2012, 2011 and 2010, respectively.

        The Company has a discretionary bonus plan for regional managers, division managers and others as determined by the Company president. Bonuses are awarded if certain financial goals are achieved. The financial goals are not stated in the plan; rather they are judgmentally determined each year. In addition, the board of directors may declare discretionary bonuses to key employees and all employees are eligible for what the Company refers to as the "hot hand" bonus program, which pays awards for outstanding performance. The Company's compensation committee of the board of directors determines the compensation of the president. Bonus expense for fiscal years 2012, 2011 and 2010 totaled approximately $258,000, $1,602,000 and $403,000, respectively, of which approximately $52,000 and $944,000 is included in accrued liabilities at December 28, 2012 and December 30, 2011, respectively.

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

        Included in accrued liabilities in the accompanying consolidated balance sheets related to this obligation is the present value of expected payments for health insurance coverage, $143,000 as of December 28, 2012 and $158,000 as of December 30, 2011.

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2012, 2011 and 2010

12. INCOME TAXES

        The provision (benefit) for income taxes is comprised of:

	Fiscal Year
	2012	2011	2010
Current federal (benefit) taxes	$88,000	$(22,000)	$(80,000)
Current state taxes	77,000	58,000	32,000
Deferred federal taxes (benefit)	(1,830,000)	1,064,000	94,000
Deferred state taxes (benefit)	(418,000)	400,000	298,000

	$(2,083,000)	$1,500,000	$344,000

        The provision (benefit) for income taxes reconciles to the amounts computed by applying the statutory federal tax rate of 34% to our income (loss) before income taxes. The sources and tax effects of the differences for fiscal years 2012, 2011 and 2010 are as follows:

	2012	2011	2010
Computed "expected" federal income tax (benefit) expense	$(6,590,000)	$1,132,000	$1,042,000
Permanent differences	93,000	88,000	107,000
Current and deferred state income tax expense (benefit), net of federal benefit	(1,081,000)	302,000	217,000
Change in valuation allowances on deferred tax assets	5,473,000	—	(934,000)
Other	22,000	(22,000)	(88,000)

	$(2,083,000)	$1,500,000	$344,000

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2012, 2011 and 2010

12. INCOME TAXES (Continued)

        The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets and liabilities are as follows:

	December 28, 2012	December 30, 2011	December 31, 2010
Current deferred tax assets:
Accrued litigation judgment	$——	$—	$18,000
Accounts receivable allowance	119,000	171,000	382,000
Other accrued liabilities	866,000	895,000	794,000
Federal and state net operating losses	—	—	1,937,000

	985,000	1,066,000	3,131,000
Valuation allowance	(570,000)	—	—

Net deferred tax assets	415,000	1,066,000	3,131,000

Current deferred tax liabilities:
Deferred revenue	(3,867,000)	(8,353,000)	(4,491,000)
Other	—	(62,000)	(47,000)

	(3,867,000)	(8,415,000)	(4,538,000)

Net current deferred tax liability	$(3,452,000)	$(7,349,000)	$(1,407,000)

Deferred tax assets, net of current portion:
Federal and state net operating losses	$3,370,000	$5,680,000	$455,000
Equipment and leasehold improvement depreciation	—	—	42,000
Intangible assets	4,962,000	—	33,000
Other	143,000	72,000	121,000

	8,475,000	5,752,000	651,000
Valuation allowance	(4,903,000)	—	—

Net deferred tax assets	3,572,000	5,752,000	651,000
Deferred tax liabilities, net of current portion:
Goodwill amortization	—	(460,000)	(29,000)
Fixed assets	(67,000)	(83,000)	—
Other	(53,000)	(109,000)	—

Net non-current deferred tax assets	$3,452,000	$5,100,000	$622,000

        At December 28, 2012, the Company had federal and state operating loss carryovers of $8.3 million and $10.8 million, respectively. These carryovers expire through 2032 and 2033 for federal and state income taxes, respectively.

        Management also believes that there are no material uncertain tax positions that would impact the accompanying consolidated financial statements. The Company's policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense. The Company may be subject to examination by the Internal Revenue Service for calendar years 2009 through 2012. The Company may also be subject to examination on certain state and local jurisdictions for the years 2008 through 2012.

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2012, 2011 and 2010

13. SEGMENT INFORMATION

        The Company has four reporting segments: Engineering Services, Energy Efficiency Services, Public Finance Services and Homeland Security Services. The Engineering Services segment consists of Willdan Engineering and Public Agency Resources. The Engineering Services segment offers a broad range of engineering and planning services to our public and private sector clients. The Energy Efficiency Services segment, which consists of Willdan Energy Solutions, provides energy efficiency and sustainability consulting services to utilities, state agencies, municipalities, private industry and non-profit organizations. Prior to December 30, 2011, the energy efficiency and sustainability services were aggregated into the Engineering Services segment. Given the manner in which the chief operating decision maker reviews financial results and allocates resources, these services now compromise a separate reporting segment. Segment information for the comparable prior year period has been restated to conform to the Company's current segment presentation of four operating segments. The Public Finance Services segment, which consists of Willdan Financial Services, provides expertise and support for the various financing techniques employed by public agencies to finance their operations and infrastructure along with the mandated reporting and other requirements associated with these financings. The Homeland Security Services segment, which consists of Willdan Homeland Solutions, provides national preparedness, homeland security consulting, public safety and emergency response services to cities, related municipal service agencies and other entities.

        The accounting policies applied to determine the segment information are the same as those described in the summary of significant accounting policies. There were no intersegment sales in any of the three fiscal years ended December 28, 2012. Management evaluates the performance of each segment based upon income or loss from operations before income taxes. Certain segment asset information including expenditures for long-lived assets has not been presented as it is not reported to or reviewed by the chief operating decision maker. In addition, enterprise-wide service line contract revenue is not included as it is impracticable to report this information for each group of similar services.

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2012, 2011 and 2010

13. SEGMENT INFORMATION (Continued)

        Financial information with respect to the reportable segments and reconciliation to the amounts reported in the Company's consolidated financial statements follows:

	Engineering Services	Energy Efficiency Services	Public Finance Services	Homeland Security Services	Unallocated Corporate(2)(3)		Intersegment	Consolidated Total
Fiscal Year 2012:
Contract revenue	$34,026,000	$45,549,000	$9,780,000	$4,088,000	$—		$—	$93,443,000
Depreciation and amortization	256,000	262,000	53,000	100,000	—		—	671,000
Interest expense (income)	50,000	52,000	1,000	3,000	—		—	106,000
Segment (loss) profit before income tax expense	(726,000)	(19,314,000)	930,000	(273,000)	—		—	(19,383,000)
Income tax (benefit) expense	(115,000)	(2,211,000)	344,000	(101,000)	—		—	(2,083,000)
Net (loss) income	(611,000)	(17,103,000)	586,000	(172,000)	—		—	(17,300,000)
Segment assets(1)	9,237,000	13,256,000	3,411,000	1,371,000	37,831,000		(23,129,000)	41,977,000
Fiscal Year 2011:
Contract revenue	$33,850,000	$57,731,000	$9,687,000	$5,897,000	$—		$—	$107,165,000
Depreciation and amortization	372,000	306,000	67,000	132,000	—		—	877,000
Interest expense (income)	93,000	(21,000)	(5,000)	10,000	—		—	77,000
Segment (loss) profit before income tax expense	(158,000)	3,271,000	1,116,000	(299,000)	(600,000)		—	3,330,000
Income tax expense (benefit)	7,000	1,296,000	469,000	(67,000)	(205,000)		—	1,500,000
Net (loss) income	(165,000)	1,975,000	647,000	(232,000)	(395,000)		—	1,830,000
Segment assets(1)	9,667,000	39,416,000	4,008,000	2,010,000	32,339,000		(23,129,000)	64,311,000
Fiscal Year 2010:
Contract revenue	33,012,000	29,211,000	10,364,000	5,309,000	—		—	77,896,000
Depreciation and amortization	597,000	179,000	152,000	114,000	—		—	1,042,000
Interest expense (income)	18,000	59,000	(20,000)	(3,000)	—		—	54,000
Segment (loss) profit before income tax expense	(31,000)	2,158,000	698,000	360,000	(121,000)		—	3,064,000
Income tax (benefit) expense	(224,000)	397,000	120,000	58,000	(7,000)		—	344,000
Net income (loss)	193,000	1,761,000	578,000	302,000	(114,000	)(1)	—	2,720,000
Segment assets(1)	8,266,000	26,651,000	4,029,000	1,957,000	28,947,000		(20,396,000)	49,454,000

(1)
Segment assets are presented net of intercompany receivables.

(2)
The following sets forth the amounts included in the net loss that was Unallocated Corporate for fiscal years 2012, 2011 and 2010:

	2012	2011	2010
Unallocated net loss:
Income tax benefit	$—	$205,000	$7,000
Other	—	(600,000)	(121,000)

	$—	$(395,000)	$(114 ,000)

(3)
The following sets forth the assets that are included in Unallocated Corporate as of December 28, 2012, of December 30, 2011 and December 31, 2010.

	2012	2011	2010
Assets:
Cash and cash equivalents	$9,881,000	$2,378,000	$6,169,000
Prepaid expenses	1,041,000	1,268,000	1,211,000
Intercompany receivables	113,615,000	117,937,000	114,703,000
Other receivables	49,000	41,000	75,000
Equipment and leasehold improvements, net	194,000	329,000	380,000
Investments in subsidiaries	23,130,000	23,130,000	20,396,000
Other	3,536,000	5,194,000	716,000

	$151,446,000	$150,277,000	$143,650,000

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2012, 2011 and 2010

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

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2012, 2011 and 2010

15. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

        The tables below reflect selected quarterly information for the fiscal years ended December 28, 2012 and December 30, 2011.

	Fiscal Three Months Ended
	March 30, 2012	June 29, 2012	September 28, 2012	December 28, 2012
	(in thousands except per share amounts)
Contract revenue	$25,468	$23,481	$21,547	$22,947
(Loss) income from operations	(2,317)	(19,583)	1,420	1,225
Income tax (benefit) expense	(927)	(2,657)	593	908
Net (loss) income	(1,411)	(16,976)	787	300
(Loss) earnings per share:
Basic and diluted	$(0.19)	$(2.33)	$0.11	$0.04
Weighted-average shares outstanding:
Basic	7,291	7,297	7,315	7,335
Diluted	7,291	7,297	7,315	7,343

	Fiscal Three Months Ended
	April 1, 2011	July 1, 2011	September 30, 2011	December 30, 2011
	(in thousands except per share amounts)
Contract revenue	$22,742	$25,812	$28,605	$30,006
(Loss) income from operations	(280)	954	2,380	347
Income tax expense	—	199	203	1,098
Net (loss) income	(291)	735	2,165	(779)
(Loss) earnings per share:
Basic	$(0.04)	$0.10	$0.30	$(0.11)
Diluted	$(0.04)	$0.10	$0.29	$(0.11)
Weighted-average shares outstanding:
Basic	7,251	7,257	7,267	7,273
Diluted	7,251	7,471	7,468	7,273