Form 10-Q
period 2013-03-29
Willdan Group, Inc.
filed 2013-05-09
CIK 1370450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2013

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

As of May 7, 2013, there were 7,352,772 shares of common stock, $0.01 par value per share, of Willdan Group, Inc. issued and outstanding.

WILLDAN GROUP, INC.
FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 29, 2013	December 28, 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,406,000	$10,006,000
Accounts receivable, net of allowance for doubtful accounts of $443,000 and $303,000 at March 29, 2013 and December 28, 2012, respectively	12,074,000	15,484,000
Costs and estimated earnings in excess of billings on uncompleted contracts	11,139,000	9,860,000
Other receivables	101,000	95,000
Prepaid expenses and other current assets	1,256,000	1,782,000
Total current assets	34,976,000	37,227,000

Equipment and leasehold improvements, net	887,000	979,000
Other intangible assets, net	3,000	12,000
Other assets	300,000	307,000
Deferred income taxes, net of current portion	3,452,000	3,452,000
Total assets	$39,618,000	$41,977,000

Liabilities and Stockholders’ Equity
Current liabilities:
Excess of outstanding checks over bank balance	$888,000	$1,188,000
Borrowings under line of credit	3,000,000	3,000,000
Accounts payable	4,431,000	6,983,000
Accrued liabilities	5,760,000	5,306,000
Billings in excess of costs and estimated earnings on uncompleted contracts	3,312,000	3,419,000
Current portion of notes payable	382,000	628,000
Current portion of capital lease obligations	144,000	152,000
Current portion of deferred income taxes	3,452,000	3,452,000
Total current liabilities	21,369,000	24,128,000

Capital lease obligations, less current portion	96,000	124,000
Deferred lease obligations	316,000	374,000
Total liabilities	21,781,000	24,626,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized: 7,353,000 and 7,335,000 shares issued and outstanding at March 29, 2013 and December 28, 2012, respectively	74,000	73,000
Additional paid-in capital	34,509,000	34,423,000
Accumulated deficit	(16,746,000)	(17,145,000)
Total stockholders’ equity	17,837,000	17,351,000
Total liabilities and stockholders’ equity	$39,618,000	$41,977,000

See accompanying notes to condensed consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 29,	March 30,
	2013	2012

Contract revenue	$21,385,000	$25,468,000

Direct costs of contract revenue (exclusive of depreciation and amortization shown separately below):
Salaries and wages	5,843,000	5,957,000
Subconsultant services and other direct costs	6,191,000	11,237,000
Total direct costs of contract revenue	12,034,000	17,194,000

General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	5,538,000	6,428,000
Facilities and facilities related	1,188,000	1,195,000
Stock-based compensation	50,000	54,000
Lease abandonment, net	13,000	4,000
Depreciation and amortization	149,000	174,000
Other	1,956,000	2,736,000
Total general and administrative expenses	8,894,000	10,591,000
Income (loss) from operations	457,000	(2,317,000)

Other (expense) income, net:
Interest income	3,000	1,000
Interest expense	(27,000)	(22,000)
Other, net	15,000	—
Total other expense, net	(9,000)	(21,000)
Income (loss) before income taxes	448,000	(2,338,000)

Income tax expense (benefit)	49,000	(927,000)
Net income (loss)	$399,000	$(1,411,000)

Earnings (loss) per share:
Basic and diluted	$0.05	$(0.19)

Weighted-average shares outstanding:
Basic	7,335,000	7,291,000
Diluted	7,382,000	7,291,000

See accompanying notes to condensed consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 29, 2013	March 30, 2012
Cash flows from operating activities:
Net income (loss)	$399,000	$(1,411,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	166,000	191,000
Lease abandonment expense, net	13,000	4,000
(Gain) loss on sale of equipment	(5,000)	—
Provision for doubtful accounts	65,000	58,000
Stock-based compensation	50,000	54,000
Changes in operating assets and liabilities:
Accounts receivable	3,345,000	2,174,000
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,279,000)	(3,292,000)
Other receivables	(6,000)	98,000
Prepaid expenses and other current assets	526,000	29,000
Other assets	7,000	(67,000)
Accounts payable	(2,552,000)	2,314,000
Accrued liabilities	454,000	(1,371,000)
Billings in excess of costs and estimated earnings on uncompleted contracts	(107,000)	435,000
Deferred lease obligations	(71,000)	(40,000)
Net cash provided by (used in) operating activities	1,005,000	(824,000)

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(65,000)	(73,000)
Proceeds from sale of equipment	5,000	—
Net cash used in investing activities	(60,000)	(73,000)

Cash flows from financing activities:
Changes in excess of outstanding checks over bank balance	(300,000)	390,000
Payments on notes payable	(246,000)	(257,000)
Borrowings under line of credit	—	5,469,000
Repayments on line of credit	—	(2,725,000)
Principal payments on capital lease obligations	(36,000)	(48,000)
Proceeds from stock option exercise	—	10,000
Proceeds from sales of common stock under employee stock purchase plan	37,000	65,000
Net cash (used in) provided by financing activities	(545,000)	2,904,000
Net increase in cash and cash equivalents	400,000	2,007,000
Cash and cash equivalents at beginning of the period	10,006,000	3,001,000
Cash and cash equivalents at end of the period	$10,406,000	$5,008,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$27,000	$21,000
Income taxes	49,000	17,000

Supplemental disclosures of noncash investing and financing activities:
Equipment acquired under capital lease obligations	$—	$10,000

 See accompanying notes to condensed consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 29, 2013
(Unaudited)

1.                     BASIS OF PRESENTATION, ORGANIZATION AND OPERATIONS OF THE COMPANY

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments, which consist of only normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the consolidated results for the interim periods presented.  Results for the interim periods are not necessarily indicative of results for the full year. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  The consolidated financial statements should be read in conjunction with Willdan Group, Inc.’s 2012 Annual Report on Form 10-K filed on March 26, 2013.

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

The value of retainage is included in accounts receivable in the accompanying consolidated financial statements. Retainage represents the billed amount that is retained by the customer, in accordance with the terms of the contract, generally until performance is substantially complete.  At March 29, 2013 and December 28, 2012, the Company had retained accounts receivable of approximately $661,000 and $642,000, respectively.

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

Liquidity

The Company had $10.4 million of cash and cash equivalents as of March 29, 2013. The Company’s primary sources of liquidity are cash generated from operations and its revolving line of credit with Wells Fargo Bank, National Association (“Wells Fargo”), which matures on April 1, 2014. While the Company believes that its cash and cash equivalents on hand,  cash generated by operating activities and funds available under it’s line of credit will be sufficient to finance its operating activities for at least the next 12 months, if the Company does experience a cash flow shortage or violates the current terms of it’s credit agreement, the Company may have difficulty obtaining additional funds on favorable terms, if at all, to meet its obligations as they come due in the normal course of business.

2.                     GOODWILL AND OTHER INTANGIBLE ASSETS

As of March 29, 2013, the Company had no goodwill. The gross amounts and accumulated amortization of the Company’s acquired identifiable intangible assets with finite useful lives as of March 29, 2013 and December 28, 2012, included in intangible assets, net in the accompanying consolidated balance sheets, were as follows:

	March 29, 2013		December 28, 2012
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization	Amortization Period (yrs)
Backlog	$920,000	$920,000	$920,000	$920,000	1
Training materials/courses	282,000	279,000	282,000	270,000	5
Non-compete agreements	30,000	30,000	30,000	30,000	3
	$1,232,000	$1,229,000	$1,232,000	$1,220,000

The Company’s amortization expense for acquired identifiable intangible assets with finite useful lives was $9,000 for the fiscal three months ended March 29, 2013, as compared to $10,000 for the fiscal three months ended March 30, 2012.  Estimated amortization expense for acquired identifiable intangible assets for the remainder of fiscal 2013 is as follows:

Fiscal year:
2013	$3,000
$3,000

3.                     EARNINGS PER SHARE (EPS)

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

The following table sets forth the number of weighted-average shares used to compute basic and diluted EPS:

	Three Months Ended
	March 29, 2013	March 30, 2012

Net income (loss)	$399,000	$(1,411,000)

Weighted-average common shares outstanding	7,335,000	7,291,000
Effect of dilutive stock options	47,000	—
Weighted-average common stock outstanding-diluted	7,382,000	7,291,000

Earnings (loss) per share:
Basic and diluted	$0.05	$(0.19)

For the three months ended March 29, 2013, 686,000 options were excluded from the calculation of dilutive potential common shares, compared to 456,000 options for the same period last year. These options were not included in the computation of dilutive potential common shares because the assumed proceeds per share exceeded the average market price per share for the 2012 and 2013 periods and because of the net loss position for the 2012 period. Accordingly, the inclusion of these options would have been anti-dilutive. For periods in which the Company incurs net losses, dilutive potential common shares are excluded as they would be anti-dilutive.

4.                     EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consist of the following:

	March 29, 2013	December 28, 2012
Furniture and fixtures	$3,103,000	$3,163,000
Computer hardware and software	6,286,000	6,299,000
Leasehold improvements	763,000	769,000
Equipment under capital leases	808,000	808,000
Automobiles, trucks, and field equipment	513,000	495,000
	11,473,000	11,534,000
Accumulated depreciation and amortization	(10,586,000)	(10,555,000)
Equipment and leasehold improvements, net	$887,000	$979,000

5.                     ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	March 29, 2013	December 28, 2012
Accrued bonuses	$36,000	$52,000
Paid leave bank	1,346,000	1,288,000
Compensation and payroll taxes	1,439,000	729,000
Accrued legal	293,000	338,000
Accrued workers’ compensation insurance	59,000	209,000
Accrued rent	361,000	356,000
Employee withholdings	357,000	215,000
Client deposits	345,000	88,000
Unvouchered accounts payable	1,355,000	1,800,000
Other	169,000	231,000
Total accrued liabilities	$5,760,000	$5,306,000

6.                     LINE OF CREDIT

Revolving Credit Facility:  The Company currently has a revolving credit facility with Wells Fargo, dated January 1, 2012, which it amended, effective as of April 1, 2013. The amended credit agreement provides for a $5.0 million revolving line of credit, including a $250,000 standby letter of credit sub-facility, and matures on April 1, 2014.  There were $3.0 million of outstanding borrowings under this agreement as of March 29, 2013.  Loans made under the revolving line of credit accrue interest at a floating rate of LIBOR plus 2.25%.  The Company also must pay a 0.25% fee on unused commitments and customary fees on any letters of credit drawn under the facility.

Borrowings under the revolving line of credit are guaranteed by all of the Company’s subsidiaries except Public Agency Resources (the “Guarantors”) and secured by all of the Company’s and the Guarantors’ accounts receivable and other rights to payment, general intangibles, inventory and equipment. The amendment also grants to Wells Fargo a security interest in all funds deposited in the Company’s demand deposit account with Wells Fargo.

The credit agreement contains customary representations and affirmative covenants, including financial covenants. As of March 29, 2013, the Company was in breach of the minimum net income and maximum ratio of total funded debt to EBITDA requirements previously included in the credit agreement. In connection with the amendment, Wells Fargo waived all of the Company’s existing defaults under the credit agreement. The amendment also modified the financial covenants in the credit agreement by eliminating the net income, funded debt to EBITDA and asset coverage covenants and replacing them with a minimum tangible net worth covenant.  The new covenant requires the Company to maintain a tangible net worth of at least $15.5 million on June 30, 2013, $16.5 million on September 30, 2013, and $17.5 million on December 31, 2013 and thereafter. As of March 29, 2013, the Company’s tangible net worth as defined under the credit agreement was $17.8 million. The amended credit agreement also requires the Company to comply with additional reporting obligations.

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

Insurance Premiums:  The Company has also financed, from time to time, insurance premiums by entering into unsecured notes payable with insurance companies. During the Company’s annual insurance renewals in the fourth quarter of its fiscal year ended December 28, 2012, the Company elected to finance its insurance premiums for the upcoming fiscal year.

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

Based on management’s estimates and determination of an effective tax rate for the year, the Company recorded an income tax expense of $49,000 for the three months ended March 29, 2013 as compared to an income tax benefit of $927,000 for the three months ended March 30, 2012.

9.                     SEGMENT INFORMATION

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

The accounting policies applied to determine the segment information are the same as those described in the summary of significant accounting policies included in the Company’s 2012 Annual Report on Form 10-K filed on March 26, 2013. There were no intersegment sales in the three months ended March 29, 2013. Management evaluates the performance of each segment based upon income or loss from operations before income taxes. Certain segment asset information including expenditures for long-lived assets has not been presented as it is not reported to or reviewed by the chief operating decision maker. In addition, enterprise-wide service line contract revenue is not included as it is impracticable to report this information for each group of similar services.

Financial information with respect to the reportable segments as of and for the fiscal three months ended March 29, 2013 and for the fiscal three months ended March 30, 2012 is as follows:

	Engineering Services	Energy Efficiency Services	Public Finance Services	Homeland Security Services	Unallocated Corporate	Intersegment	Consolidated Total
Fiscal Three Months Ended March 29, 2013
Contract revenue	$8,225,000	$9,941,000	$2,271,000	$948,000	$—	$—	$21,385,000
Segment income before income taxes	71,000	294,000	67,000	16,000	—	—	448,000
Net income	63,000	258,000	63,000	15,000	—	—	399,000
Segment assets(1)	8,565,000	11,711,000	3,509,000	1,112,000	37,850,000	(23,129,000)	39,618,000

Fiscal Three Months Ended March 30, 2012
Contract revenue	$7,858,000	$14,340,000	$2,276,000	$994,000	$—	$—	$25,468,000
Segment (loss) income before income taxes	(645,000)	(1,646,000)	175,000	(222,000)	—	—	(2,338,000)
Net (loss) income	(387,000)	(987,000)	102,000	(139,000)	—	—	(1,411,000)
Segment assets(1)	10,318,000	40,008,000	3,315,000	1,978,000	34,720,000	(23,129,000)	67,210,000

(1)   Segment assets represent segment assets, net of intercompany receivables.

10.                  CONTINGENCIES

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements included elsewhere in this Quarterly Report and the audited financial statements for the year ended December 28, 2012, included in our Annual Report on Form 10-K (File No. 001-33076).  This Quarterly Report contains, in addition to unaudited historical information, forward-looking statements, which involve risk and uncertainties.  The words “believe,” “expect,” “estimate,” “may,” “will,” “could,” “plan,” or “continue” and similar expressions are intended to identify forward-looking statements.  Our actual results could differ significantly from the results discussed in such forward-looking statements.  Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those discussed under the headings “Item 1A.  Risk Factors” in our 2012 Annual Report on Form 10-K.  Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q.  We undertake no obligation to (and we expressly disclaim any obligation to) revise or update any forward-looking statement, whether as a result of new information, subsequent events, or otherwise (except as may be required by law), in order to reflect any event or circumstance which may arise after the date of this Quarterly Report on Form 10-Q.

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

•                                          Engineering and Planning;

•                                          Energy Efficiency and Sustainability;

•                                          Economic and Financial Consulting; and

•                                          National Preparedness and Interoperability

We operate our business through a network of offices located primarily in California and New York. We also have operations in Arizona, Florida, Texas, Washington and Washington, DC. As of March 29, 2013, we had a staff of 529 which includes licensed engineers and other professionals. Historically, our clients have primarily been public agencies in communities with populations ranging from 10,000 to 300,000 people. We believe communities of this size are underserved by large outsourcing companies that tend to focus on securing large federal and state projects, as well as projects for the private sector. Recently, we have begun to provide increased services to public and private utilities that service major metropolitan communities and commercial and industrial firms, particularly in connection with the growth of our energy efficiency and sustainability services. We seek to establish close working relationships with our clients and expand the breadth and depth of the services we provide to them over time.

While we currently serve communities throughout the country, our business with public agencies is concentrated in California and Arizona. We provide services to approximately 57% of the 482 cities and approximately 57% of the 58 counties in California. We also serve special districts, school districts, a range of public agencies and private industry. Our business with public and private utilities is concentrated in California and New York.

We were founded in 1964 and Willdan Group, Inc., a Delaware corporation, was formed in 2006 to serve as our holding company. We consist of a family of wholly owned companies that operate within the following segments for financial reporting purposes:

Engineering Services.    Our Engineering Services segment includes the operations of our subsidiaries, Willdan Engineering and Public Agency Resources (“PARs”). Willdan Engineering provides civil engineering-related and city planning services to our clients. PARs primarily provides staffing to Willdan Engineering.  Contract revenue for the Engineering Services segment represented approximately 38.5% and 30.9% of our consolidated contract revenue for the three months ended March 29, 2013 and March 30, 2012, respectively.

Energy Efficiency Services.   Our Energy Efficiency Services segment consists of the business of our subsidiary, Willdan Energy Solutions, which offers energy efficiency and sustainability consulting services to utilities, public agencies and private industry. This segment is currently our largest segment based on contract revenue, representing approximately 46.5% and 56.3% of our consolidated contract revenue for the three months ended March 29, 2013 and March 30, 2012, respectively.

Public Finance Services.    Our Public Finance Services segment consists of the business of our subsidiary, Willdan Financial Services, which offers economic and financial consulting services to public agencies.  Contract revenue for the Public Finance Services segment represented approximately 10.6% and 8.9% of our consolidated contract revenue for the three months ended March 29, 2013 and March 30, 2012, respectively.

Homeland Security Services.    Our Homeland Security Services segment consists of the business of our subsidiary, Willdan Homeland Solutions, which offers national preparedness and interoperability services and communications and technology solutions. Contract revenue for our Homeland Security Services segment represented approximately 4.4% and 3.9% of our consolidated contract revenue for the three months ended March 29, 2013 and March 30, 2012, respectively.

Recent Developments

On May 7, 2013, we amended our revolving line of credit with Wells Fargo Bank, National Association (“Wells Fargo”), effective as of April 1, 2013, and extended the expiration date of the facility to April 1, 2014. In connection with the amendment, Wells Fargo also waived all of our existing defaults under the line of credit.  The line of credit amendment, among other things, modified the financial covenants under the facility by eliminating the net income, funded debt to EBITDA and asset coverage covenants, two of which we were in breach of as of March 29, 2013, and replacing them with a minimum tangible net worth requirement.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Outstanding Indebtedness” for additional information.

Components of Income and Expense

Contract Revenue

We provide our services under contracts, purchase orders or retainer letters. The contracts we enter into with our clients contain three principal types of pricing provisions: time and materials, unit based, and fixed price. Revenue on our time and materials and unit based contracts are recognized as the work is performed in accordance with specific terms of the contract. Approximately 35% of our contracts are based on contractual rates per hour plus costs incurred. Some of these contracts include maximum contract prices, but the majority of these contracts are not expected to exceed the maximum. Contract revenue on our fixed price contracts is determined on the percentage of completion method based generally on the ratio of direct costs incurred to date to estimated total direct costs at completion. Many of our fixed price contracts are relatively short in duration, thereby lowering the risks of not properly estimating the percent complete.

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

Critical Accounting Policies

This discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the U.S., or GAAP. To prepare these financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses in the reporting period. Our actual results may differ from these estimates. We have provided a summary of our significant accounting policies in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 28, 2012. We describe below those accounting policies that require material subjective or complex judgments and that have the most significant impact on our financial condition and results of operations. Our management evaluates these estimates on an ongoing basis, based upon information currently available and on various assumptions management believes are reasonable as of the date of this report.

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

	Fiscal Three Months Ended
Statement of Operations Data	March 29, 2013	March 30, 2012

Contract revenue	100.0%	100.0%
Direct costs of contract revenue (exclusive of depreciation and amortization shown separately below):
Salaries and wages	27.3	23.4
Subconsultant services and other direct costs	29.0	44.1
Total direct costs of contract revenue	56.3	67.5
General and administrative expenses:
Salaries and wages, payroll taxes, employee benefits	25.9	25.2
Facilities and facility related	5.6	4.7
Stock-based compensation	0.2	0.2
Lease abandonment, net	0.1	—
Depreciation and amortization	0.7	0.7
Other	9.1	10.8
Total general and administrative expenses	41.6	41.6
Income (loss) from operations	2.1	(9.1)
Other (expense) income:
Interest income	—	—
Interest expense	(0.1)	(0.1)
Other, net	0.1	—
Total other expense, net	—	(0.1)
Income (loss) before income taxes	2.1	(9.2)
Income tax expense (benefit)	0.2	(3.6)
Net income (loss)	1.9%	(5.5)%

Three Months Ended March 29, 2013 Compared to Three Months Ended March 30, 2012

Contract revenue.    Our contract revenue was $21.4 million for the three months ended March 29, 2013, with $8.3 million attributable to the Engineering Services segment, $9.9 million attributable to the Energy Efficiency Services segment, $2.3 million attributable to the Public Finance Services segment, and $0.9 million attributable to the Homeland Security Services segment. Consolidated contract revenue decreased $4.1 million, or 16.0%, to $21.4 million for the three months ended March 29, 2013 from $25.5 million in the three months ended March 30, 2012. This decrease was due primarily to a decrease of $4.4 million, or 30.7%, in contract revenue of the Energy Efficiency Services segment as a result of the decrease in demand for the energy efficiency, sustainability and renewable energy services of our subsidiary Willdan Energy Solutions. Contract revenue for the Engineering Services segment increased $0.4 million, or 4.7%, to $8.3 million for the three months ended March 29, 2013 from $7.9 million for the three months ended March 30, 2012. Contract revenue in the Homeland Security Services and Public Finance Services segments remained flat for the three months ended March 29, 2013 as compared to the three months ended March 30, 2012.

Contract revenue for the Energy Efficiency Services segment decreased primarily as a result of a decrease in the direct installation of energy efficiency measures from the energy efficiency audits in New York and California. Contract revenue for the Engineering Services segment increased primarily due to greater demand for our city engineering services in northern California.

Direct costs of contract revenue.    Direct costs of contract revenue were $12.0 million for the three months ended March 29, 2013, with $4.3 million attributable to the Engineering Services segment, $6.2 million attributable to the Energy Efficiency Services segment, $0.9 million attributable to the Public Finance Services segment, and $0.6 million attributable to the Homeland Security Services segment.  Overall, direct costs decreased by $5.2 million, or 30.0%, to $12.0 million for the three months ended March 29, 2013 from $17.2 million for the three months ended March 30, 2012.  This decrease is primarily attributable to a decrease in direct costs within our Energy Efficiency Services segment of $5.3 million, or 46.1%. Direct costs of contract revenue decreased by $0.1 million, or 0.2%, in our Engineering Services segment and increased by $0.1 million, or 10.3%, and $0.1 million, or 20.9%, in our Public Finance Services and Homeland Security Services segments, respectively.

Direct costs decreased as a result of decreases in subconsultant services and other direct costs of $5.1 million and a decrease in salaries and wages of $0.1 million. Within direct costs of contract revenue, salaries and wages increased to 27.3% of contract revenue for the three months ended March 29, 2013 from 23.4% for the three months ended March 30, 2012 and subconsultant services and other direct costs decreased to 29.0% of contract revenue for the three months ended March 29, 2013 from 44.1% of contract revenue for the three months ended March 30, 2012. Subconsultant services decreased primarily because of decreased demand for the energy efficiency, sustainability and renewable energy services of our subsidiary Willdan Energy Solutions, which generally utilizes a higher percentage of subconsultants than our other subsidiaries.

General and administrative expenses.    General and administrative expenses decreased by $1.7 million, or 16.0%, to $8.9 million for the three months ended March 29, 2013 from $10.6 million for the three months ended March 30, 2012. This was due primarily to decreases of $0.4 million, $0.3 million and $1.0 million, in general and administrative expenses of the Homeland Security Services, Engineering Services and Energy Efficiency Services segments, respectively. Our unallocated corporate expenses remained flat.  General and administrative expenses as a percentage of contract revenue remained flat at 41.6% for the three months ended March 29, 2013 as compared to the three months ended March 30, 2012.

Of the $1.7 million decrease in general and administrative expenses, approximately $0.9 million relates to decreases in salaries and wages, payroll taxes and employee benefits. The decrease in employee related costs primarily resulted from decreased headcount. Facilities and facility related expenses remained flat. The remaining $0.8 million decrease relates to other general and administrative expenses and is primarily attributable to decreases in other expense, professional service fees, marketing expenses and accounting, legal and recruiting expenses.

Income (loss) from operations.     As a result of the above factors, our operating income was $0.5 million for the three months ended March 29, 2013 as compared to an operating loss of $2.3 million for the three months ended March 30, 2012.  Income (loss) from operations as a percentage of contract revenue was 2.1% for the three months ended March 29, 2013, as compared to (9.1)% in the prior year period.

Other (expense) income.    Other (expense) income, net remained flat at $9,000 for the three months ended March 29, 2013, as compared to $(21,000) for the three months ended March 30, 2012.

Income tax expense (benefit).     Income tax expense was $49,000 for the three months ended March 29, 2013, as compared to an income tax benefit of $0.9 million for the three months ended March 30, 2012.

Net income (loss).    As a result of the above factors, our net income was $0.4 million for the three months ended March 29, 2013 compared to a net loss of $1.4 million for the three months ended March 30, 2012.

Liquidity and Capital Resources

We had $10.4 million of cash and cash equivalents as of March 29, 2013. Our primary sources of liquidity are cash generated from operations and our revolving line of credit with Wells Fargo, which matures on April 1, 2014.  While we believe that our cash and cash equivalents on hand, cash generated by operating activities and funds available under our line of credit will be sufficient to finance our operating activities for at least the next 12 months, if we do experience a cash flow shortage or violate the current terms of our credit agreement, we may have difficulty obtaining additional funds on favorable terms, if at all, to meet our obligations as they come due in the normal course of business.

Cash flows from operating activities

Cash flows provided by operating activities were $1.0 million for the three months ended March 29, 2013 compared to cash flows used in operating activities of $0.8 million for the three months ended March 30, 2012.  The cash flows provided by operating activities in the three months ended March 29, 2013 were comparatively higher than the prior year period despite lower contract revenue due primarily to lower direct costs and general and administrative expenses, decreases in costs and estimated earnings in excess of billing on uncompleted contracts, accounts receivable and prepaid expenses and other current assets and an increase in accrued liabilities, partially offset by decreases in accounts payable and an increase in billings in excess of costs and estimated earnings on uncompleted contracts.

Cash flows from investing activities

Cash flows used in investing activities remained flat for the three months ended March 29, 2013 as compared to the three months ended March 30, 2012. Cash used in investing activities primarily reflects purchases of equipment and leasehold improvements.

Cash flows from financing activities

Cash flows used in financing activities were $0.5 million for the three months ended March 29, 2013 compared to $2.9 million provided by financing activities for the three months ended March 30, 2012.  The cash flows used in financing activities for the three months ended March 29, 2013 were primarily attributable to changes in the excess of outstanding checks over bank balance and payments on notes payable. Cash provided by financing activities for the three months ended March 30, 2012 was primarily attributable to an increase in net borrowings under our revolving line of credit.

Outstanding indebtedness

Revolving Credit Facility:  We currently have a revolving credit facility with Wells Fargo, dated January 1, 2012, which we amended, effective as of April 1, 2013. The amended credit agreement provides for a $5.0 million revolving line of credit, including a $250,000 standby letter of credit sub-facility, and matures on April 1, 2014.  There were $3.0 million of outstanding borrowings under this agreement as of March 29, 2013.  Loans made under the revolving line of credit accrue interest at a floating rate of LIBOR plus 2.25%.  We also must pay a 0.25% fee on unused commitments and customary fees on any letters of credit drawn under the facility.

Borrowings under the revolving line of credit are guaranteed by all of our subsidiaries except Public Agency Resources (the “Guarantors”) and secured by all of our and the Guarantors’ accounts receivable and other rights to payment, general intangibles, inventory and equipment. The amendment also grants to Wells Fargo a security interest in all funds deposited in our demand deposit account with Wells Fargo.

The credit agreement contains customary representations and affirmative covenants, including financial covenants. As of March 29, 2013, we were in breach of the minimum net income and maximum ratio of total funded debt to EBITDA requirements previously included in the credit agreement. In connection with the amendment, Wells Fargo waived all of our existing defaults under the credit agreement. The amendment also modified the financial covenants in the credit agreement by eliminating the net income, funded debt to EBITDA and asset coverage covenants and replacing them with a minimum tangible net worth covenant.  The new covenant requires us to maintain a tangible net worth of at least $15.5 million on June 30, 2013, $16.5 million on September 30, 2013, and $17.5 million on December 31, 2013 and thereafter. As of March 29, 2013, our tangible net worth as defined under the credit agreement was $17.8 million.(1) The amended credit agreement also requires us to comply with additional reporting obligations.

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

Insurance Premiums:  We have also financed, from time to time, insurance premiums by entering into unsecured notes payable with insurance companies. During our annual insurance renewals in the fourth quarter of our fiscal year ended December 28, 2012, we elected to finance our insurance premiums for the upcoming fiscal year.

(1) We are required to maintain a tangible net worth of at least $15,500,000 on June 30, 2013, $16,500,000 on September 30, 2013, and $17,500,500 on December 31, 2013 and thereafter under our credit agreement. Tangible net worth is a supplemental measure used in our credit agreement. If we do not maintain the applicable minimum tangible net worth specified under our credit agreement, Wells Fargo could choose to accelerate any loans then outstanding under the facility or refuse to make additional loans to us under the facility. Management therefore believes that presentation of tangible net worth as defined in the credit agreement is useful to investors because it helps them understand how our tangible net worth compares to the financial covenant contained in our credit agreement and whether we are close to violating such covenant. Management also reviews tangible net worth to ensure it will continue to have access to its financing sources. Tangible net worth is defined in the credit agreement as the “aggregate of total stockholders’ equity less any intangible assets and less any loans or advances to, or investments in, any related entities or individuals.” This definition of tangible net worth may differ from those of many companies reporting similarly named measures. This measure should be considered in addition to, and not as a substitute for or superior to, other measures of financial performance prepared in accordance with U.S. generally accepted accounting principles, or GAAP, such as stockholders’ equity. Tangible net worth is not a recognized term under GAAP and does not purport to be an alternative to stockholders’ equity as an indicator of net worth or any other GAAP measure.

The following is a reconciliation of stockholders’ equity to tangible net worth:

March 29, 2013
Stockholders’ equity	$17,837,000
Other intangibles, net	(3,000)
Tangible net worth	$17,834,000

Contractual obligations

We had no material changes in commitments for long-term debt obligations, operating lease obligations or capital lease obligations as of March 29, 2013, as compared to those disclosed in our table of contractual obligations included in our Annual Report on Form 10-K for the year ended December 28, 2012.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

As of March 29, 2013, the impact of recent accounting pronouncements on the Company is not expected to be material to the consolidated financial statements.

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

These statements involve certain known and unknown risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements.  Such risks and uncertainties include, among others, those listed in this report.  The forward-looking statements in this report, as well as subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, are hereby expressly qualified in their entirety by the cautionary statements in this report, including the risk factors in our Annual Report on Form 10-K for the year ended December 28, 2012.  We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances.

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

We had cash and cash equivalents of $10.4 million as of March 29, 2013. This amount includes $8.4 million invested in the Wells Fargo Stage Coach Sweep Investment Account, $1.0 million invested in the Wells Fargo Money Market Mutual Fund and $0.1 million invested in the Wells Fargo Advantage Heritage Fund. The balance of $0.9 million represents cash on hand in business checking accounts. Although these investments are subject to variable interest rates, we do not believe we are subject to significant market risk for these short-term investments.

We do not engage in trading activities and do not participate in foreign currency transactions or utilize derivative financial instruments. As of March 29, 2013, we had $3.0 million outstanding debt under our revolving credit facility that bears interest at variable rates.

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

In connection with the preparation of this Quarterly Report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 29, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, as of March 29, 2013. No change in our internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

Except as set forth below, there are no material changes to the risk factors set forth in “Item 1A. Risk Factors,” of our Annual Report on Form 10-K for the year ended December 28, 2012.

We may not be able to obtain capital when desired on favorable terms, if at all, or without dilution to our stockholders, which may impact our ability to execute on our current or future business strategies.

We anticipate that our current cash and cash equivalents, cash provided by operating activities and funds available through our revolving credit facility will be sufficient to meet our current and anticipated needs for general corporate purposes during the next 12 months. It is possible, however, that we may not generate sufficient cash flow from operations or otherwise have the capital resources to meet our future capital needs. Our credit facility provides for a $5.0 million revolving line of credit and we had $3.0 million outstanding as of March 29, 2013.  Our revolving credit agreement requires us to maintain a minimum tangible net worth.  If we fail to comply with this covenant, or any other covenant in the credit agreement, any loans outstanding at that time could be accelerated by Wells Fargo and Wells Fargo would not be obligated to make any new loans under the revolving credit facility.  At the end of each of the last four quarters, we were in breach of certain financial covenants previously included in our revolving credit facility, but those covenants were removed in the amendment dated April 1, 2013 and all existing defaults were waived by Wells Fargo. We cannot provide any assurance that Wells Fargo will continue to make loans under the facility if we violate a covenant in the future or that Wells Fargo will renew the facility when it expires on April 1, 2014. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Outstanding Indebtedness.”

If we do not generate sufficient cash flow from operations or otherwise, we may need additional financing to execute on our current or future business strategies, including hiring additional personnel, developing new or enhancing existing service lines, expanding our business geographically, enhancing our operating infrastructure, acquiring complementary businesses, or otherwise responding to competitive pressures. We cannot assure you that additional financing will be available to us on favorable terms, or at all. The covenants in our revolving credit agreement also restrict our ability to incur additional indebtedness, which may impair our ability to pursue acquisitions or otherwise execute on our business strategies. Furthermore, if we raise additional funds through the issuance of convertible debt or equity securities, the percentage ownership of our stockholders could be significantly diluted, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. If adequate funds are not available or are not available on acceptable terms, if and when needed, our ability to fund our operations, meet obligations in the normal course of business, take advantage of strategic opportunities, or otherwise respond to competitive pressures would be significantly limited.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6.  Exhibits

Exhibit Number	Exhibit Description
3.1	First Amended and Restated Certificate of Incorporation of Willdan Group, Inc., including amendments thereto(1)
3.2	Amended and Restated Bylaws of Willdan Group, Inc.(2)
10.1	First Amendment to Credit Agreement, dated as of April 1, 2013, between Willdan Group, Inc. and Wells Fargo Bank, National Association*
10.2	Revolving Line of Credit Note for $5,000,000, dated as of April 1, 2013, by Willdan Group, Inc. in favor of Wells Fargo Bank, National Association*
10.3	Security Agreement, dated as of April 1, 2013, between Willdan Group, Inc. and Wells Fargo Bank, National Association*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002*
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of March 29, 2013 and December 28, 2012; (ii) the Condensed Consolidated Statements of Operations for the three months ended March 29, 2013 and March 30, 2012; (iii) the Condensed Consolidated Statement of Cash Flows for the three months ended March 29, 2013 and March 30, 2012 and (iv) the Notes to the Condensed Consolidated Financial Statements.

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
Date: May 9, 2013