Form 10-Q
period 2013-06-28
Willdan Group, Inc.
filed 2013-08-08
CIK 1370450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2013

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

As of August 5, 2013, there were 7,352,772 shares of common stock, $0.01 par value per share, of Willdan Group, Inc. issued and outstanding.

WILLDAN GROUP, INC.
FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 28, 2013	December 28, 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,475,000	$10,006,000
Accounts receivable, net of allowance for doubtful accounts of $512,000 and $303,000 at June 28, 2013 and December 28, 2012, respectively	11,040,000	15,484,000
Costs and estimated earnings in excess of billings on uncompleted contracts	10,241,000	9,860,000
Other receivables	68,000	95,000
Prepaid expenses and other current assets	1,222,000	1,782,000
Total current assets	31,046,000	37,227,000

Equipment and leasehold improvements, net	762,000	979,000
Other intangible assets, net	—	12,000
Other assets	298,000	307,000
Deferred income taxes, net of current portion	3,452,000	3,452,000
Total assets	$35,558,000	$41,977,000

Liabilities and Stockholders’ Equity
Current liabilities:
Excess of outstanding checks over bank balance	$818,000	$1,188,000
Borrowings under line of credit	—	3,000,000
Accounts payable	3,440,000	6,983,000
Accrued liabilities	5,110,000	5,306,000
Billings in excess of costs and estimated earnings on uncompleted contracts	3,559,000	3,419,000
Current portion of notes payable	169,000	628,000
Current portion of capital lease obligations	136,000	152,000
Current portion of deferred income taxes	3,452,000	3,452,000
Total current liabilities	16,684,000	24,128,000

Capital lease obligations, less current portion	74,000	124,000
Deferred lease obligations	237,000	374,000
Total liabilities	16,995,000	24,626,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized: 7,353,000 and 7,335,000 shares issued and outstanding at June 28, 2013 and December 28, 2012, respectively	74,000	73,000
Additional paid-in capital	34,547,000	34,423,000
Accumulated (deficit) earnings	(16,058,000)	(17,145,000)
Total stockholders’ equity	18,563,000	17,351,000
Total liabilities and stockholders’ equity	$35,558,000	$41,977,000

See accompanying notes to condensed consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2013	2012	2013	2012

Contract revenue	$20,496,000	$23,481,000	$41,881,000	$48,949,000

Direct costs of contract revenue (exclusive of depreciation and amortization shown separately below):
Salaries and wages	6,129,000	5,976,000	11,972,000	11,933,000
Subconsultant services and other direct costs	5,309,000	11,140,000	11,500,000	22,377,000
Total direct costs of contract revenue	11,438,000	17,116,000	23,472,000	34,310,000

General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	4,948,000	5,839,000	10,486,000	12,267,000
Facilities and facilities related	1,149,000	1,240,000	2,337,000	2,435,000
Stock-based compensation	38,000	77,000	88,000	131,000
Depreciation and amortization	127,000	181,000	276,000	355,000
Lease abandonment, net	—	26,000	13,000	30,000
Impairment of goodwill	—	15,208,000	—	15,208,000
Other	2,078,000	3,377,000	4,034,000	6,113,000
Total general and administrative expenses	8,340,000	25,948,000	17,234,000	36,539,000
Income (loss) from operations	718,000	(19,583,000)	1,175,000	(21,900,000)

Other income (expense), net:
Interest income	2,000	1,000	5,000	2,000
Interest expense	(50,000)	(30,000)	(77,000)	(52,000)
Other, net	10,000	(21,000)	25,000	(21,000)
Total other expense, net	(38,000)	(50,000)	(47,000)	(71,000)
Income (loss) before income taxes	680,000	(19,633,000)	1,128,000	(21,971,000)

Income tax (benefit) expense	(8,000)	(2,657,000)	41,000	(3,584,000)
Net income (loss)	$688,000	$(16,976,000)	$1,087,000	$(18,387,000)

Earnings per share:
Basic and diluted	$0.09	$(2.33)	$0.15	$(2.52)

Weighted-average shares outstanding:
Basic	7,353,000	7,297,000	7,336,000	7,294,000
Diluted	7,401,000	7,297,000	7,383,000	7,294,000

See accompanying notes to condensed consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 28, 2013	June 29, 2012
Cash flows from operating activities:
Net income (loss)	$1,087,000	$(18,387,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	310,000	387,000
Deferred income taxes	—	(3,584,000)
Impairment of goodwill	—	15,208,000
Lease abandonment expense, net	13,000	30,000
Loss on sale of equipment	(6,000)	22,000
Provision for doubtful accounts	162,000	432,000
Stock-based compensation	88,000	131,000
Changes in operating assets and liabilities:
Accounts receivable	4,282,000	(5,498,000)
Costs and estimated earnings in excess of billings on uncompleted contracts	(381,000)	10,066,000
Other receivables	27,000	89,000
Prepaid expenses and other current assets	560,000	231,000
Other assets	9,000	34,000
Accounts payable	(3,543,000)	2,826,000
Accrued liabilities	(196,000)	(2,045,000)
Billings in excess of costs and estimated earnings on uncompleted contracts	140,000	1,063,000
Deferred lease obligations	(150,000)	(86,000)
Net cash provided by operating activities	2,402,000	919,000

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(86,000)	(220,000)
Proceeds from sale of equipment	11,000	8,000
Net cash used in investing activities	(75,000)	(212,000)

Cash flows from financing activities:
Changes in excess of outstanding checks over bank balance	(370,000)	(448,000)
Payments on notes payable	(459,000)	(489,000)
Borrowings under line of credit	266,000	11,663,000
Repayments on line of credit	(3,266,000)	(8,919,000)
Principal payments on capital lease obligations	(66,000)	(88,000)
Proceeds from sales of common stock under employee stock purchase plan	37,000	75,000
Net cash (used in) provided by financing activities	(3,858,000)	1,794,000
Net increase in cash and cash equivalents	(1,531,000)	2,501,000
Cash and cash equivalents at beginning of the period	10,006,000	3,001,000
Cash and cash equivalents at end of the period	$8,475,000	$5,502,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$81,000	$51,000
Income taxes	155,000	45,000

Supplemental disclosures of noncash investing and financing activities:
Equipment acquired under capital lease obligations	$7,000	$10,000

 See accompanying notes to condensed consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 28, 2013
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

The value of retainage is included in accounts receivable in the accompanying consolidated financial statements. Retainage represents the billed amount that is retained by the customer, in accordance with the terms of the contract, generally until performance is substantially complete.  At June 28, 2013 and December 28, 2012, the Company had retained accounts receivable of approximately $632,000 and $642,000, respectively.

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

Liquidity

The Company had $8.5 million of cash and cash equivalents as of June 28, 2013. The Company’s primary sources of liquidity are cash generated from operations and its revolving line of credit with Wells Fargo Bank, National Association (“Wells Fargo”), which matures on April 1, 2014. While the Company believes that its cash and cash equivalents on hand,  cash generated by operating activities and funds available under its line of credit will be sufficient to finance its operating activities for at least the next 12 months, if the Company does experience a cash flow shortage or violates the current terms of its credit agreement, the Company may have difficulty obtaining additional funds on favorable terms, if at all, to meet its obligations as they come due in the normal course of business.

2.                        GOODWILL AND OTHER INTANGIBLE ASSETS

As of June 28, 2013 and December 28, 2012, the Company had no goodwill. The gross amounts and accumulated amortization of the Company’s acquired identifiable intangible assets with finite useful lives as of June 28, 2013 and December 28, 2012, included in intangible assets, net in the accompanying consolidated balance sheets, were as follows:

	June 28, 2013		December 28, 2012
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization	Amortization Period (yrs)
Backlog	$920,000	$920,000	$920,000	$920,000	1
Training materials/courses	282,000	282,000	282,000	270,000	5
Non-compete agreements	30,000	30,000	30,000	30,000	3
	$1,232,000	$1,232,000	$1,232,000	$1,220,000

The Company’s amortization expense for acquired identifiable intangible assets with finite useful lives was $3,000 and $12,000 for the fiscal three and six months ended June 28, 2013, as compared to $10,000 and $19,000 for the fiscal three and six months ended June 29, 2012.

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

The following table sets forth the number of weighted-average shares used to compute basic and diluted EPS:

	Three Months Ended		Six Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012

Net income (loss)	$688,000	$(16,976,000)	$1,087,000	$(18,387,000)

Weighted-average common shares Outstanding-basic	7,353,000	7,297,000	7,336,000	7,294,000
Effect of dilutive stock options	48,000	—	47,000	—
Weighted-average common shares outstanding-diluted	7,401,000	7,297,000	7,383,000	7,294,000

Earnings (loss) per share:
Basic	$0.09	$(2.33)	$0.15	$(2.52)
Diluted	$0.09	$(2.33)	$0.15	$(2.52)

For the three months and six months ended June 28, 2013, 686,000 options and 25,000 restricted stock grants were excluded from the calculation of dilutive potential common shares, compared to 689,000 options for the same periods last year. These options were not included in the computation of dilutive potential common shares because the assumed proceeds per share exceeded the average market price per share for the 2012 and 2013 periods and because of the net loss position for the 2012 period. Accordingly, the inclusion of these options would have been anti-dilutive. For periods in which the Company incurs net losses, dilutive potential common shares are excluded as they would be anti-dilutive.

4.                        EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consist of the following:

	June 28, 2013	December 28, 2012
Furniture and fixtures	$3,103,000	$3,163,000
Computer hardware and software	6,286,000	6,299,000
Leasehold improvements	772,000	769,000
Equipment under capital leases	815,000	808,000
Automobiles, trucks, and field equipment	508,000	495,000
	11,484,000	11,534,000
Accumulated depreciation and amortization	(10,722,000)	(10,555,000)
Equipment and leasehold improvements, net	$762,000	$979,000

5.                        ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	June 28, 2013	December 28, 2012
Accrued bonuses	$38,000	$52,000
Paid leave bank	1,389,000	1,288,000
Compensation and payroll taxes	788,000	729,000
Accrued legal	281,000	338,000
Accrued workers’ compensation insurance	95,000	209,000
Accrued rent	347,000	356,000
Employee withholdings	316,000	215,000
Client deposits	318,000	88,000
Unvouchered accounts payable	1,479,000	1,800,000
Other	59,000	231,000
Total accrued liabilities	$5,110,000	$5,306,000

6.                                                                      LINE OF CREDIT

Revolving Credit Facility:  The Company currently has a revolving credit facility with Wells Fargo, dated January 1, 2012, which it amended, effective as of April 1, 2013. The amended credit agreement provides for a $5.0 million revolving line of credit, including a $250,000 standby letter of credit sub-facility, and matures on April 1, 2014.  There were no outstanding borrowings under this agreement as of June 28, 2013.  Loans made under the revolving line of credit accrue interest at a floating rate of LIBOR plus 2.25%.  The Company also must pay a 0.25% fee on unused commitments and customary fees on any letters of credit drawn under the facility.

Borrowings under the revolving line of credit are guaranteed by all of the Company’s subsidiaries except Public Agency Resources (the “Guarantors”) and secured by all of the Company’s and the Guarantors’ accounts receivable and other rights to payment, general intangibles, inventory and equipment. The credit agreement also grants Wells Fargo a security interest in all funds deposited in the Company’s demand deposit account with Wells Fargo.

The credit agreement contains customary representations and affirmative covenants, including a financial covenant that requires the Company to maintain a tangible net worth of at least $15.5 million on June 30, 2013, $16.5 million on September 30, 2013, and $17.5 million on December 31, 2013 and thereafter. As of June 28, 2013, the Company’s tangible net worth as defined under the credit agreement was $18.6 million.

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

Based on management’s estimates and determination of an effective tax rate for the year, the Company recorded an income tax benefit of $8,000 and an income tax expense of $41,000 for the three and six months ended June 28, 2013 as compared to an income tax benefit of $2.7 million and $3.6 million for the three and six months ended June 29, 2012.

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

The accounting policies applied to determine the segment information are the same as those described in the summary of significant accounting policies included in the Company’s 2012 Annual Report on Form 10-K filed on March 26, 2013. There were no intersegment sales in the three and six months ended June 28, 2013. Management evaluates the performance of each segment based upon income or loss from operations before income taxes. Certain segment asset information including expenditures for long-lived assets has not been presented as it is not reported to or reviewed by the chief operating decision maker. In addition, enterprise-wide service line contract revenue is not included as it is impracticable to report this information for each group of similar services.

Financial information with respect to the reportable segments as of and for the fiscal three and six months ended June 28, 2013 and for the fiscal three and six months ended June 29, 2012 is as follows:

	Engineering Services	Energy Efficiency Services	Public Finance Services	Homeland Security Services	Unallocated Corporate	Intersegment	Consolidated Total
Fiscal Three Months Ended June 28, 2013
Contract revenue	$8,685,000	$8,004,000	$2,650,000	$1,157,000	$—	$—	$20,496,000
Segment profit before income taxes	328,000	85,000	173,000	94,000	—	—	680,000
Net income	322,000	107,000	168,000	91,000	—	—	688,000
Segment assets(1)	9,345,000	9,062,000	3,802,000	1,297,000	35,182,000	(23,129,000)	35,558,000

Fiscal Three Months Ended June 29, 2012
Contract revenue	$8,281,000	$11,578,000	$2,603,000	$1,019,000	$—	$—	$23,481,000
Segment (loss) profit before income taxes	(565,000)	(19,065,000)	143,000	(146,000)	—	—	(19,633,000)
Net (loss) income	(400,000)	(16,583,000)	94,000	(87,000)	—	—	(16,976,000)
Segment assets(1)	9,643,000	19,464,000	3,470,000	1,821,000	35,030,000	(23,129,000)	46,299,000

	Engineering Services	Energy Efficiency Services	Public Finance Services	Homeland Security Services	Unallocated Corporate	Intersegment	Consolidated Total
Fiscal Six Months Ended June 28, 2013
Contract revenue	$16,910,000	$17,945,000	$4,921,000	$2,105,000	$—	$—	$41,881,000
Segment profit before income taxes	399,000	379,000	240,000	110,000			1,128,000
Net income	385,000	365,000	231,000	106,000	—	—	1,087,000
Segment assets(1)	9,345,000	9,062,000	3,802,000	1,297,000	35,182,000	(23,130,000)	35,558,000

Fiscal Six Months Ended June 29, 2012
Contract revenue	$16,140,000	$25,918,000	$4,879,000	$2,012,000	$—	$—	$48,949,000
Segment (loss) profit before income taxes	(1,209,000)	(20,711,000)	317,000	(368,000)	—	—	(21,971,000)
Net (loss) income	(785,000)	(17,570,000)	195,000	(227,000)	—	—	(18,387,000)
Segment assets(1)	9,643,000	19,464,000	3,470,000	1,821,000	35,030,000	(23,129,000)	46,299,000

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements included elsewhere in this Quarterly Report and the audited financial statements for the year ended December 28, 2012, included in our Annual Report on Form 10-K (File No. 001-33076).  This Quarterly Report contains, in addition to unaudited historical information, forward-looking statements, which involve risk and uncertainties.  The words “believe,” “expect,” “estimate,” “may,” “will,” “could,” “plan,” or “continue” and similar expressions are intended to identify forward-looking statements.  Our actual results could differ significantly from the results discussed in such forward-looking statements.  Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those discussed under the headings “Risk Factors” in our 2012 Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended March 29, 2013.  Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q.  We undertake no obligation to (and we expressly disclaim any obligation to) revise or update any forward-looking statement, whether as a result of new information, subsequent events, or otherwise (except as may be required by law), in order to reflect any event or circumstance which may arise after the date of this Quarterly Report on Form 10-Q.

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

•                                       Engineering and Planning;

•                                       Energy Efficiency and Sustainability;

•                                       Economic and Financial Consulting; and

•                                       National Preparedness and Interoperability

We operate our business through a network of offices located primarily in California and New York. We also have operations in Arizona, Florida, Texas, Washington and Washington, DC. As of June 28, 2013, we had a staff of 537 which includes licensed engineers and other professionals. Historically, our clients have primarily been public agencies in communities with populations ranging from 10,000 to 300,000 people. We believe communities of this size are underserved by large outsourcing companies that tend to focus on securing large federal and state projects, as well as projects for the private sector. Recently, we have begun to provide increased services to public and private utilities that service major metropolitan communities and commercial and industrial firms, particularly in connection with the growth of our energy efficiency and sustainability services. We seek to establish close working relationships with our clients and expand the breadth and depth of the services we provide to them over time.

While we currently serve communities throughout the country, our business with public agencies is concentrated in California and Arizona. We provide services to approximately 57% of the 482 cities and approximately 56% of the 58 counties in California. We also serve special districts, school districts, a range of public agencies and private industry. Our business with public and private utilities is concentrated in California and New York.

We were founded in 1964 and Willdan Group, Inc., a Delaware corporation, was formed in 2006 to serve as our holding company. We consist of a family of wholly owned companies that operate within the following segments for financial reporting purposes:

Engineering Services.    Our Engineering Services segment includes the operations of our subsidiaries, Willdan Engineering and Public Agency Resources (“PARs”). Willdan Engineering provides civil engineering-related and city planning services to our clients. PARs primarily provides staffing to Willdan Engineering.  Contract revenue for the Engineering Services segment represented approximately 40.4% and 33.0% of our consolidated contract revenue for the six months ended June 28, 2013 and June 29, 2012, respectively.

Energy Efficiency Services.   Our Energy Efficiency Services segment consists of the business of our subsidiary, Willdan Energy Solutions, which offers energy efficiency and sustainability consulting services to utilities, public agencies and private industry. Contract revenue for the Energy Efficiency Services segment represented approximately 42.8% and 52.9% of our consolidated contract revenue for the six months ended June 28, 2013 and June 29, 2012, respectively.

Public Finance Services.    Our Public Finance Services segment consists of the business of our subsidiary, Willdan Financial Services, which offers economic and financial consulting services to public agencies.  Contract revenue for the Public Finance Services segment represented approximately 11.7% and 10.0% of our consolidated contract revenue for the six months ended June 28, 2013 and June 29, 2012, respectively.

Homeland Security Services.    Our Homeland Security Services segment consists of the business of our subsidiary, Willdan Homeland Solutions, which offers national preparedness and interoperability services and communications and technology solutions. Contract revenue for our Homeland Security Services segment represented approximately 5.0% and 4.1% of our consolidated contract revenue for the six months ended June 28, 2013 and June 29, 2012, respectively.

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

For further information on the types of contracts under which we perform our services, see “—Components of Income and Expense—Contract Revenue” elsewhere in this report.

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

	Fiscal Three Months Ended		Fiscal Six Months Ended
Statement of Operations Data	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012

Contract revenue	100.0%	100.0%	100.0%	100.0%
Direct costs of contract revenue (exclusive of depreciation and amortization shown separately below):
Salaries and wages	29.9	25.5	28.6	24.4
Subconsultant services and other direct costs	25.9	47.4	27.5	45.7
Total direct costs of contract revenue	55.8	72.9	56.0	70.1
General and administrative expenses:
Salaries and wages, payroll taxes, employee benefits	24.1	24.9	25.0	25.1
Facilities and facilities related	5.6	5.3	5.6	5.0
Stock-based compensation	0.2	0.3	0.2	0.3
Depreciation and amortization	0.6	0.8	0.7	0.7
Lease abandonment, net	—	0.1	—	0.1
Impairment of goodwill	—	64.8	—	31.1
Other	10.1	14.4	9.6	12.5
Total general and administrative expenses	40.7	110.5	41.1	74.6
Income (loss) from operations	3.5	(83.4)	2.8	(44.7)
Other income (expense):
Interest income	—	—	—	—
Interest expense	(0.2)	(0.1)	(0.2)	(0.1)
Other, net	—	(0.1)	(0.1)	—
Total other income (expense), net	(0.2)	(0.2)	(0.1)	(0.1)
Income (loss) before income tax expense	3.3	(83.6)	2.7	(44.9)
Income tax (benefit) expense	(0.0)	(11.3)	(0.1)	(7.3)
Net income (loss)	3.4%	(72.3)%	2.6%	(37.6)%

Three Months Ended June 28, 2013 Compared to Three Months Ended June 29, 2012

Contract revenue.    Our contract revenue was $20.5 million for the three months ended June 28, 2013, with $8.7 million attributable to the Engineering Services segment, $8.0 million attributable to the Energy Efficiency Services segment, $2.6 million attributable to the Public Finance Services segment, and $1.2 million attributable to the Homeland Security Services segment. Consolidated contract revenue decreased $3.0 million, or 12.8%, to $20.5 million for the three months ended June 28, 2013 from $23.5 million for the three months ended June 29, 2012. This decrease was due primarily to a decrease of $3.6 million, or 31.0%, in contract revenue of the Energy Efficiency Services segment as a result of the decrease in demand for the energy efficiency, sustainability and renewable energy services of our subsidiary Willdan Energy Solutions. Contract revenue for the Engineering Services segment increased $0.4 million, or 4.9%, to $8.7 million for the three months ended June 28, 2013 from $8.3 million for the three months ended June 29, 2012. Contract revenue in the Homeland Security Services, segment increased by $0.1 million, or 13.5%, to $1.2 million for the three months ended June 28, 2013 from $1.0 million for the three months ended June 29, 2012. The Public Finance Services segment remained flat for the three months ended June 28, 2013 as compared to the three months ended June 29, 2012.

Contract revenue for the Energy Efficiency Services segment decreased primarily because of decreased periodic demand for energy efficiency services in the states of New York and California. Contract revenue for the Engineering Services segment increased primarily due to greater demand for our city engineering services in northern Californian and our building and safety, construction management and geotechnical services. Revenue in the Homeland Security Services segment increased due to higher levels of activity in the traditional planning, training and exercise consulting services business.

Direct costs of contract revenue.    Direct costs of contract revenue were $11.4 million for the three months ended June 28, 2013, with $4.7 million attributable to the Engineering Services segment, $4.8 million attributable to the Energy Efficiency Services segment, $1.1 million attributable to the Public Finance Services segment, and $0.8 million attributable to the Homeland Security Services segment.  Overall, direct costs decreased by $5.7 million, or 33.2%, to $11.4 million for the three months ended June 28, 2013 from $17.1 million for the three months ended June 29, 2012.  This decrease is primarily attributable to a decrease in direct costs within our Energy Efficiency Services segment of $5.9 million, 54.6%. Direct costs of contract revenue decreased by $0.1 million, or 2.1%, in our Engineering Services segment and increased by $0.1 million, or 10.0%, and $0.3 million, or 60.0%, in our Public Finance Services and Homeland Security Services segments, respectively.

Direct costs decreased as a result of a decrease in subconsultant services and other direct costs of $5.8 million partially offset by an increase in salaries and wages of $0.1 million. Within direct costs of contract revenue, salaries and wages increased to 29.9% of contract revenue for the three months ended June 28, 2013 from 25.5% for the three months ended June 29, 2012 and subconsultant services and other direct costs decreased to 25.9% of contract revenue for the three months ended June 28, 2013 from 47.4% of contract revenue for the three months ended June 29, 2012. Subconsultant services and other direct costs decreased primarily because of decreased demand for the energy efficiency, sustainability and renewable energy services of our subsidiary Willdan Energy Solutions, which generally utilizes a higher percentage of subconsultants than our other subsidiaries.

General and administrative expenses.    General and administrative expenses decreased by $17.6 million, or 67.9%, to $8.3 million for the three months ended June 28, 2013 from $26.0 million for the three months ended June 29, 2012. This was due primarily to a decrease of $16.8 million in general and administrative expenses of the Energy Efficiency Services segment, along with decreases of $0.3 million and $0.4 million in general and administrative expenses of the Homeland Security Services and Engineering Services segments, respectively. Our unallocated corporate expenses remained flat.  General and administrative expenses as a percentage of contract revenue decreased to 40.7% for the three months ended June 28, 2013 as compared to 110.5% for the three months ended June 29, 2012.

Of the $17.6 million decrease in general and administrative expenses, approximately $15.2 million relates to a decrease in goodwill impairment charges we recognized relating to our Energy Efficiency Services segment in the prior year period. See “—Components of Interest and Expense—Goodwill.” Salaries and wages, payroll taxes and employee benefits also decreased by $0.9 million. The decrease in employee related costs primarily resulted from cost control measures and a decrease in non-chargeability of labor. Facilities and facility related expenses decreased by $0.1 million. Depreciation and amortization expenses also decreased by $0.1 million. The remaining $1.3 million decrease primarily relates to other general and administrative expenses and is attributable to decreases in other expense, professional service fees and marketing expenses.

Income (loss) from operations.     As a result of the above factors, our operating income was $0.7 million for the three months ended June 28, 2013 as compared to an operating loss of $19.6 million for the three months ended June 29, 2012.  Income from operations as a percentage of contract revenue was 3.5% for the three months ended June 28, 2013, as compared to loss from operations as a percentage of contract revenue of 83.4% in the prior year period.

Other expense, net.    Other expense, net was $38,000 for the three months ended June 28, 2013, as compared to $50,000 for the three months ended June 29, 2012.

Income tax (benefit) expense.     Income tax benefit was $8,000 for the three months ended June 28, 2013, as compared to $2.7 million for the three months ended June 29, 2012.

Net income (loss).    As a result of the above factors, our net income was $0.7 million for the three months ended June 28, 2013 compared to a net loss of $17.0 million for the three months ended June 29, 2012. Our net loss for the three months ended June 29, 2012 was impacted significantly by the $15.2 million impairment charge we recognized during such period.

Six Months Ended June 28, 2013 Compared to Six Months Ended June 29, 2012

Contract revenue.    Our contract revenue was $41.9 million for the six months ended June 28, 2013, with $16.9 million attributable to the Engineering Services segment, $18.0 million attributable to the Energy Efficiency Services segment, $4.9 million attributable to the Public Finance Services segment, and $2.1 million attributable to the Homeland Security Services segment. Consolidated contract revenue for the six months ended June 28, 2013 decreased $7.0 million, or 14.4%, to $41.9 million from $48.9 million for the six months ended June 29, 2012, reflecting a decrease of $8.0 million, or 30.8%, in contract revenue for the Energy Efficiency Services segment. Contract revenue increased by $0.8 million, or 4.8% and $0.1 million, or 4.6%, for our Engineering Services and Homeland Security Services segments, respectively. Contract revenue for our Public Finance Services segment remained flat for the six months ended June 28, 2013 as compared to the six months ended June 29, 2012.

Contract revenue for the Energy Efficiency Services segment decreased primarily because of decreased periodic demand for energy efficiency services in the states of New York and California. Contract revenue for the Engineering Services segment increased primarily due to greater demand for our city engineering services in northern Californian and our building and safety, construction management and geotechnical services. Revenue in the Homeland Security Services segment increased due to higher levels of activity in the traditional planning, training and exercise consulting services business.

Direct costs of contract revenue.    Direct costs of contract revenue were $23.5 million for the six months ended June 28, 2013, with $9.0 million attributable to the Engineering Services segment, $11.1 million attributable to the Energy Efficiency Services segment, $2.0 million attributable to the Public Finance Services segment, and $1.4 million attributable to the Homeland Security Services segment.  Overall, direct costs decreased by $10.8 million, or 31.6%, to $23.5 million for the six months ended June 28, 2013, from $34.3 million for the six months ended June 29, 2012.  This decrease is attributable to decreases in direct costs within our Energy Efficiency Services segment and our Engineering Services segment of $11.3 million, or 50.5%, and $0.1 million, or 1.1%, respectively, partially offset by increases in direct costs of contract revenue of $0.2 million, or 11.7%, and $0.4 million, or 37.9%, in our Public Finance Services and Homeland Security Services segments, respectively.

Direct costs decreased as a result of a decrease in subconsultant services (used primarily by our Energy Efficiency Services segment) and other direct costs of $10.9 million, partially offset by an increase in salaries and wages of $39,000. Salaries and wages increased to 28.6% of contract revenue for the six months ended June 28, 2013 from 24.4% for the six months ended June 29, 2012 and subconsultant services decreased to 27.5% of contract revenue for the six months ended June 28, 2013 from 45.7% of contract revenue for the six months ended June 29, 2012. Subconsultant services decreased primarily because of decreased use of subconsultant services to perform certain energy efficiency, sustainability and renewable energy services of our subsidiary Willdan Energy Solutions, which generally utilizes a higher percentage of subconsultants than our other subsidiaries.

General and administrative expenses.    General and administrative expenses decreased by $19.3 million, or 52.8%, to $17.2 million for the six months ended June 28, 2013 from $36.5 million for the six months ended June 29, 2012. This reflected decreases of $17.8 million, $0.7 million, $0.1 million and $0.7 million in general and administrative expenses of the Energy Efficiency Services, the Engineering Services, the Public Finance Services and the Homeland Security Services segments, respectively. Our unallocated corporate expenses remained flat.  General and administrative expenses as a percentage of contract revenue was 41.1% for the six months ended June 28, 2013 as compared to 74.6% for the six months ended June 29, 2012.

Of the $19.3 million decrease in general and administrative expenses, approximately $15.2 million resulted from a goodwill impairment charge we recognized relating to our Energy Efficiency Services segment in the second quarter of 2012. See “—Components of Interest and Expense—Goodwill.” Salaries and wages, payroll taxes and employee benefits also decreased by $1.8 million primarily as a result of cost control measures and a decrease in non-chargeability of labor. As discussed above under “—Components of Income and Expense—Direct Costs of Contract Revenue,” we do not allocate that portion of salaries and wages not related to time spent directly generating revenue to direct costs of contract revenue and project delays in our Energy Efficiency Services segment resulted in more unallocated time. The remaining $2.3 million decrease primarily relates to other general and administrative expenses and is attributable to decreases in other expenses, professional service fees, accounting, legal and recruiting, marketing and computer and auto expenses.

Income from operations.     As a result of the above factors, our operating income was $1.2 million for the six months ended June 28, 2013, as compared to an operating loss of $21.9 million for the six months ended June 29, 2012. Income from operations as a percentage of contract revenue was 2.8% for the six months ended June 28, 2013, as compared to loss from operations as a percentage of contract revenue of 44.7% in the prior year period.

Other expense.    Other expense, net was $47,000 for the six months ended June 28, 2013, as compared to $71,000 for the six months ended June 29, 2012. The decrease is primarily the result of lower interest expense due to decreased borrowings under our line of credit.

Income tax expense (benefit).    We recorded an income tax expense of $41,000 for the six months ended June 28, 2013, as compared to an income tax benefit of $3.6 million for the six months ended June 29, 2012.

Net income (loss).    As a result of the above factors, our net income was $1.1 million for the six months ended June 28, 2013 compared to a net loss of $18.4 million for the six months ended June 29, 2012. Our net loss for the six months ended June 29, 2012 was impacted significantly by the $15.2 million impairment charge we recognized during such period.

Liquidity and Capital Resources

We had $8.5 million of cash and cash equivalents as of June 28, 2013. Our primary sources of liquidity are cash generated from operations and our revolving line of credit with Wells Fargo, which matures on April 1, 2014.  While we believe that our cash and cash equivalents on hand, cash generated by operating activities and funds available under our line of credit will be sufficient to finance our operating activities for at least the next 12 months, if we do experience a cash flow shortage or violate the current terms of our credit agreement, we may have difficulty obtaining additional funds on favorable terms, if at all, to meet our obligations as they come due in the normal course of business.

Cash flows from operating activities

Cash flows provided by operating activities were $2.4 million for the six months ended June 28, 2013 compared to cash flows provided by operating activities of $0.9 million for the six months ended June 29, 2012.  The cash flows provided by operating activities in the six months ended June 28, 2013 were comparatively higher than the prior year period despite lower contract revenue due primarily to lower direct costs and general and administrative expenses, and a decrease in accounts receivable, partially offset by decreases in accounts payable and costs and estimated earnings in excess of billings on uncompleted contracts and an increase in billings in excess of costs and estimated earnings on uncompleted contracts.

Cash flows from investing activities

Cash flows used in investing activities were $0.1 million for the six months ended June 28, 2013 as compared to $0.2 million for the six months ended June 29, 2012. The cash flows used in investing activities decreased by $0.1 million for the six months ended June 28, 2013 as compared to the six months ended June 29, 2012. Cash used in investing activities primarily reflects purchases of equipment and leasehold improvements.

Cash flows from financing activities

Cash flows used in financing activities were $3.9 million for the six months ended June 28, 2013 as compared to $1.8 million provided by financing activities for the six months ended June 29, 2012.  The cash flows used in financing activities for the six months ended June 28, 2013 were primarily attributable to a decrease in net borrowings under our line of credit, increased payments on notes payable and changes in the excess of outstanding checks over bank balance. Cash provided by financing activities for the six months ended June 29, 2012 was primarily attributable to an increase in net borrowings under our revolving line of credit, partially offset by increased payments on our notes payable and changes in the excess of outstanding checks over bank balance.

Outstanding indebtedness

Revolving Credit Facility:  We currently have a revolving credit facility with Wells Fargo, dated January 1, 2012, which we amended, effective as of April 1, 2013. The amended credit agreement provides for a $5.0 million revolving line of credit, including a $250,000 standby letter of credit sub-facility, and matures on April 1, 2014.  There were no outstanding borrowings under this agreement as of June 28, 2013.  Loans made under the revolving line of credit accrue interest at a floating rate of LIBOR plus 2.25%.  We also must pay a 0.25% fee on unused commitments and customary fees on any letters of credit drawn under the facility.

Borrowings under the revolving line of credit are guaranteed by all of our subsidiaries except Public Agency Resources (the “Guarantors”) and secured by all of our and the Guarantors’ accounts receivable and other rights to payment, general intangibles, inventory and equipment. The credit agreement also grants Wells Fargo a security interest in all funds deposited in our demand deposit account with Wells Fargo.

The credit agreement contains customary representations and affirmative covenants, including a financial covenant that requires us to maintain a tangible net worth of at least $15.5 million on June 30, 2013, $16.5 million on September 30, 2013, and $17.5 million on December 31, 2013 and thereafter. As of June 28, 2013, our tangible net worth as defined under the credit agreement was $18.6 million.(1)

(1)   We are required to maintain a tangible net worth of at least $15.5 million on June 30, 2013, $16.5 million on September 30, 2013, and $17.5 million on December 31, 2013 and thereafter under our credit agreement. Tangible net worth is a supplemental measure used in our credit agreement. If we do not maintain the applicable minimum tangible net worth specified under our credit agreement, Wells Fargo could choose to accelerate any loans then outstanding under the facility or refuse to make additional loans to us under the facility. Management therefore believes that presentation of tangible net worth as defined in the credit agreement is useful to investors because it helps them understand how our tangible net worth compares to the financial covenant contained in our credit agreement and whether we are close to violating such covenant. Management also reviews tangible net worth to ensure it will continue to have access to its financing sources. Tangible net worth is defined in the credit agreement as the “aggregate of total stockholders’ equity less any intangible assets and less any loans or advances to, or investments in, any related entities or individuals.” This definition of tangible net worth may differ from those of many companies reporting similarly named measures. This measure should be considered in addition to, and not as a substitute for or superior to, other measures of financial performance prepared in accordance with U.S. generally accepted accounting principles, or GAAP, such as stockholders’ equity. Tangible net worth is not a recognized term under GAAP and does not purport to be an alternative to stockholders’ equity as an indicator of net worth or any other GAAP measure.

The following is a reconciliation of stockholders’ equity to tangible net worth:

June 28, 2013
Stockholders’ equity	$18,563,000
Other intangibles, net	—
Tangible net worth	$18,563,000

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

Contractual obligations

We had no material changes in commitments for long-term debt obligations, operating lease obligations or capital lease obligations as of June 28, 2013, as compared to those disclosed in our table of contractual obligations included in our Annual Report on Form 10-K for the year ended December 28, 2012.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

As of June 28, 2013, the impact of recent accounting pronouncements on the Company is not expected to be material to the consolidated financial statements.

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

These statements involve certain known and unknown risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements.  Such risks and uncertainties include, among others, those listed in this report.  The forward-looking statements in this report, as well as subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, are hereby expressly qualified in their entirety by the cautionary statements in this report, including the risk factors in our Annual Report on Form 10-K for the year ended December 28, 2012 and our Quarterly Report on Form 10-Q for the quarter ended March 29, 2013.  We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances.

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

We had cash and cash equivalents of $8.5 million as of June 28, 2013. This amount includes $5.0 million invested in the Wells Fargo Collateral Investment Account, $1.0 million invested in the Wells Fargo Money Market Mutual Fund and $0.8 million invested in the Wells Fargo Stage Coach Sweep Investment Account. The balance of $1.7 million represents cash on hand in business checking accounts. Although these investments are subject to variable interest rates, we do not believe we are subject to significant market risk for these short-term investments.

We do not engage in trading activities and do not participate in foreign currency transactions or utilize derivative financial instruments. As of June 28, 2013, we had no outstanding borrowings under our revolving credit facility.

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

In connection with the preparation of this Quarterly Report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 28, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, as of June 28, 2013. No change in our internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 28, 2012 and our Quarterly Report on Form 10-Q for the quarter ended March 29, 2013.

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
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of June 28, 2013 and December 28, 2012; (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 28, 2013 and June 29, 2012; (iii) the Condensed Consolidated Statement of Cash Flows for the six months ended June 28, 2013 and June 29, 2012 and (iv) the Notes to the Condensed Consolidated Financial Statements.

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
Date: August 8, 2013