Form 10-K
period 2013-12-27
Willdan Group, Inc.
filed 2014-03-25
CIK 1370450

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 27, 2013.
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

         The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as reported on the NASDAQ Global Market, as of the last business day of the registrant's most recently completed second fiscal quarter was $22.1 million.

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         On March 24, 2014, 7,401,784 shares of the registrant's common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Part III of this Form 10-K incorporates information by reference from the registrant's definitive proxy statement for the 2014 Annual Meeting to be filed on or prior to 120 days after the end of our fiscal year.

i

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

  •
  Economic and Financial Consulting; and

  •
  National Preparedness and Interoperability.

        We operate our business through a network of offices located primarily in California and New York. We also have operations in Arizona, Florida, Texas, Illinois, Washington and Washington, DC. As of December 27, 2013, we had a staff of 534 which includes licensed engineers and other professionals. Historically, our clients have been public agencies in communities with populations ranging from 10,000 to 300,000 people. We believe communities of this size are underserved by large outsourcing companies that tend to focus on securing large federal and state projects, as well as projects for the private sector. We also provide services to public and private utilities that service major metropolitan communities and commercial and industrial firms, particularly in connection with our energy efficiency and sustainability services. We seek to establish close working relationships with our clients and expand the breadth and depth of the services we provide to them over time.

        While we currently serve communities throughout the country, our business with public agencies is concentrated in California and Arizona. We provide services to approximately 57% of the 482 cities and approximately 76% of the 58 counties in California. We also serve special districts, school districts, a range of public agencies and private industry. Our business with public and private utilities is concentrated in California and New York.

        We were profitable in fiscal years 2013 and 2011 but our profitability in fiscal year 2012 was severely impacted by a goodwill impairment charge related to our Energy Efficiency Services segment. See "Management's Discussion and Analysis of Financial Condition and Results of Operation."

        We were founded in 1964 and Willdan Group, Inc., a Delaware corporation, was formed in 2006 to serve as our holding company. We consist of a family of wholly owned companies that operate within the following segments for financial reporting purposes:

        Engineering Services.    Our Engineering Services segment includes the operations of our subsidiaries, Willdan Engineering, Willdan Infrastructure and Public Agency Resources ("PARs"). Willdan Engineering provides civil engineering-related and city planning services, geotechnical and other engineering consulting services to our clients. Willdan Infrastructure, which was launched in fiscal year 2013, provides engineering services to larger rail, port, water, mining and other civil engineering projects. PARs primarily provides staffing to Willdan Engineering. Contract revenue for the Engineering Services segment represented approximately 41% and 36% of our overall consolidated contract revenue for fiscal years 2013 and 2012, respectively.

        Energy Efficiency Services.    Our Energy Efficiency Services segment consists of the business of our subsidiary, Willdan Energy Solutions, which offers energy efficiency and sustainability consulting services to utilities, public agencies and private industry. This segment is currently our largest segment based on contract revenue, representing approximately 42% and 49% of our consolidated contract revenue for fiscal years 2013 and 2012, respectively.

        Public Finance Services.    Our Public Finance Services segment consists of the business of our subsidiary, Willdan Financial Services, which offers economic and financial consulting services to public agencies. Contract revenue for the Public Finance Services segment represented approximately 12% and 11% of our consolidated contract revenue for fiscal years 2013 and 2012, respectively.

        Homeland Security Services.    Our Homeland Security Services segment consists of the business of our subsidiary, Willdan Homeland Solutions, which offers national preparedness and interoperability services and communications and technology solutions. Contract revenue for our Homeland Security Services segment represented approximately 5% and 4% of our consolidated contract revenue for fiscal years 2013 and 2012, respectively.

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

  •
  Increased demand for services and solutions that provide energy efficiency, sustainability, water conservation and renewable energy in the public and private sectors;

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

  Energy Efficiency and Sustainability Services

        In response to an increased awareness of global warming and climate change issues, private industry and public agencies are increasingly seeking out cost-effective, turn-key solutions that provide innovative energy efficiency, renewable energy, water conservation and sustainability services. State and local governments are frequently turning to specialized resource conservation firms to strike the balance between environmental responsibility and economic competitiveness. Consultants have the expertise to develop efficient and cost effective solutions. The use of energy efficiency services, including audits, program design, benchmark analysis, metering and partnerships provides government agencies, utilities and private firms with the ability to realize long-term savings.

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

        For fiscal year 2013, under the Department of Homeland Security Grant Program ("HSGP"), the federal government provided approximately $968 million to the states, which in turn disbursed these funds to local law enforcement and other agencies. The federal Department of Homeland Security ("DHS"), designated 25 metropolitan areas throughout the country to receive almost half of the HSGP funds through a program called the DHS Urban Areas Security Initiative, or UASI. Designated UASI metropolitan areas include five metropolitan areas in California and the Phoenix, Arizona metropolitan area.

Our Services

        We specialize in providing professional technical and consulting services to public agencies, utilities and private industry. Our core client base is composed of cities, counties, special districts, other local and state agencies, tribal governments, public and private utilities and commercial and industrial firms.

        We are organized to profitably manage numerous small to mid-size contracts at the same time. Our contracts can range from $1,000 to over $5,000,000 in contract revenue. Our project contracts typically have a duration of less than 12 months, although we have city services contracts that have been in effect for over 30 years. At December 27, 2013, we had approximately 1,782 open projects.

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

	Fiscal Year
	2013	2012	2011
Engineering Services	41%	36%	32%
Energy Efficiency Services	42%	49%	54%
Public Finance Services	12%	11%	9%
Homeland Security Services	5%	4%	5%

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

        Our engineering-related services are described individually below:

        Building and Safety.    Our building and safety services range from managing and staffing an entire municipal building department to providing specific outsourced services, such as plan review and field inspections. Other related services that we offer under this umbrella include performing accessibility compliance and providing disaster recovery teams, energy compliance evaluations, permit processing and issuance, seismic retrofitting programs, and structural plan review. Many of our building and safety services engagements are with municipalities and counties where we supplement the capacity of in-house staff.

        City Engineering.    We specialize in providing engineering services tailored to the unique needs of municipalities. City engineering services range from staffing an entire engineering department to carrying out specific projects within a municipality, such as developing a pavement management program or reviewing engineering plans on behalf of a city. This service is the core of our original business and was the first service offered when we were founded.

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

        Development Review.    We offer development plan review and inspection service to clients throughout California and the Southwest. Our experience in plan review and inspection includes Americans with Disabilities Act compliance, preliminary and final plats (maps), grading and drainage, complete infrastructure improvements for residential site plans, commercial site plans, industrial developments, subdivision, and major master planned developments. Our development review services include grading plans, street lighting and traffic signal plans, erosion control plans, storm drain plans, street improvement plans, sewer water and utility plans.

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

        Planning.    We assist communities with a full range of planning services, from the preparation of long-range policy plans to assistance with the day to day operations of a planning department. For several cities, we provide contract staff support. We provide environmental documentation services (including National Environmental Policy Act, California Environmental Quality Act and Environmental Impact Report compliance and document preparation), mitigation monitoring programs and third party environmental review. We also provide urban planning and design services focused on investigation of specific planning and design issues and the formulation of plans, policies, and strategies for communities as a whole or for specific study areas. Typical assignments include land use studies, development of specific plans or general plan elements, design guidelines, and zoning ordinances. Our urban planning services include assisting communities with the implementation of general plans, land use enforcement, capital improvement planning, community development and redevelopment programs, and economic development strategies. We typically perform the development services function for emerging and newly incorporated cities.

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

        Survey.    Our surveying and mapping services include major construction layout, design survey, topographic survey, aerial mapping, Geographic Information Systems, and right-of-way engineering.

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

        Representative Projects.    The following are examples of typical projects we have in the Engineering Services segment:

  •
  County of Mariposa, California.  We were selected by the County of Mariposa, a community of more than 17,000 people located just south of Sacramento, California, to improve traffic safety on county roadways by replacing and widening certain bridges to ensure compliance with current federal guidelines. The County secured approximately $6 million in federal funding for the replacement of the three bridges for which we were awarded contracts—Indian Gulch Road Bridge; Old Toll Road Bridge; White Rock Road Bridge—and will be providing a range of services, including land surveying and mapping, assistance with right-of-way appraisal and acquisition, and optional construction management.

  •
  County of Riverside, California.  We continue to provide a range of on-call city engineering and associated public works observation services to the County of Riverside, California. Over the past 12 years, we have been selected to provide a variety of services, including the inspection of various types of public works projects throughout the county, and the execution of projects such as storm drain construction and installation, tract housing, cash contracts, traffic signal installation, and storm damage assessment. Current projects include the Harrison and 66th Street improvement projects, the $15 million Highway 79 widening project and various other capital improvement projects.

  •
  County of Glenn, California.  We were selected by the County of Glenn to provide professional services for a number of bridge projects, including the bridge over Walker Creek. As part of the County's toll credit program, we developed a replacement concept for the existing low water crossing: a multi-span, slab bridge on pile extensions that will provide a crossing that is accessible year round and will pass standard design for a 100-year storm event without overtopping the bridge or roadway. We successfully lobbied Caltrans Local Assistance to include an additional 1,000-ft of roadway approach work beyond what is typically funded through the Local Highway Bridge Program. We are currently developing the final Plan, Specifications and Estimates ("PS&E") package and are scheduled to deliver the final submittal in early 2014. Additionally, we are preparing an advanced planning study and developing a final PS&E package for the replacement of the existing structurally deficient, one lane, eight-span, 500-ft long bridge over Stony Creek.

  •
  City of Norwalk, California.  We have been retained by the City of Norwalk to provide professional traffic engineering services that include planning, organizing, supervising, and performing a variety of field and office professional civil and traffic engineering work; planning, designing, and reviewing construction of community development projects; supervising or performing technical studies; serving as project engineer for major capital traffic and transportation improvement projects; coordinating traffic signal timing and maintenance with Public Services staff; overseeing operation of the city's traffic management center; and performing related duties as required.

  •
  City of Long Beach, California.  For over ten years, we have provided a range of on-call services to the City of Long Beach. These on-call services involve the inspection of capital improvement projects, permitting, and other projects that include inspecting asphalt overlays, sidewalks, curbs and gutters, traffic signals, bike lanes, water lines, and other public works projects throughout the City. Each year, we manage and inspect $20 million to $40 million worth of publicly funded projects in the City. In addition, we currently provide construction management services to the City for a range of projects, including the construction of a temporary Olympic-caliber, above-ground swimming pool being built in the parking lot of the city of Long Beach's Belmont pool complex. The City recently closed the indoor Belmont pool complex due to building deficiencies and has begun planning and designing a replacement complex. For the next few years, while the new, permanent complex is being designed and constructed, the above-ground pool that we construct will be used to accommodate the City's large public swimming program. Additionally, we are renovating the City's athletic facilities located within the County of Los Angeles' Hamilton Bowl storm water retention basin. The renovated facility will include a new underground low-flow drain system connected to a new low-flow pump station. A state-of-the-art, lighted, synthetic surface track and field facility is also being constructed. In addition to our construction management and inspection services, we have provided public outreach services for many of the city's high profile public works projects such as the city's recent award winning Downtown Bike Lane Project, Long Beach Boulevard Reconstruction Project, and Atlantic Boulevard through Bixby Knolls.

  •
  Compton Creek and Dominguez Channel, California.  For over ten years, we have provided services to the L.A. County Department of Public Works. Most recently, as a result of increased flood risks identified by the Los Angeles County Flood Control District ("LAFCD"), we are preparing a study analyzing flood risk mitigation alternatives along Compton Creek and Dominguez Channel. The study will identify, analyze, and rank alternative solutions to address the hydraulic deficiencies discovered by the LACFCD. In addition, the study will also analyze how such mitigation alternatives can incorporate multi-use benefit components that improve water conservation address the needs of LACFCD and other watershed stakeholders. In addition to the flood risk mitigation study, we were also contracted to provide engineering services related to a potential sediment placement site in La Tuna Canyon. The project's ultimate goal is to provide storage for approximately nine million cubic yards of fill material. The conceptual grading phase, will determine the feasibility of the site and identifying any major constraints to completing the grading for the project.

  •
  City of Newport Beach, California.  We were retained by the City of Newport Beach to provide geotechnical and material testing, and inspection services for the Corona Del Mar transmission main pipeline improvement project. This project calls for the installation of 5,300 linear feet of a steel pipe transmission main extending from the existing main in Pacific View Drive to the existing main at the intersection of East Coast Highway and MacArthur Blvd. We are providing geotechnical engineering and field testing during trench excavation, pipe bedding placement, trench backfill, street reconstruction, inspection of steel assembly, review and inspection of welding procedure and welding operation, review and inspection of reinforced concrete construction, and inspection of pipe mortar joints for cracks and photo documentation of all joints, inside and out. We have provided similar services for the City since 2010.

  •
  Town of Tusayan, Arizona.  We were selected to provide a full range of development services for the town of Tusayan, Arizona, a gateway community that was incorporated in 2010, including building and safety, planning and town engineering. As the gateway to the Grand Canyon, Tusayan has focused on providing housing and associated services for the service industry and to develop additional attractions and accommodations for the approximately two million people that visit the Grand Canyon each year. Municipal construction projects over the last three years have included construction of multiple apartment buildings for staff housing, community parks, road way improvements for the entry into the community, new homes for property owners, improvements to the communities utilities, water and wastewater systems, remodeling of many of the 1,300 hotel rooms, proposing and adopting the communities first building code, preparing a general development plan for the community and working with the town to develop engineering standards.

Energy Efficiency Services

        In fiscal year 2008, we acquired our subsidiary, Willdan Energy Solutions ("WES"), formerly known as Intergy. WES is an energy efficiency and sustainability consulting firm that provides specialized, innovative services in energy, water, and resource management to businesses, utilities, state agencies, municipalities, and non-profit organizations. Our experienced engineers and staff develop efficient and cost-effective approaches within all phases of projects. WES energy efficiency services include comprehensive surveys, program design, benchmarking analysis, and metering.

        Our range of energy efficiency services are described below:

        Energy Efficiency.    We provide complete energy efficiency consulting and engineering services, including: program design, management and administration; marketing, customer outreach, and project origination; energy audits and feasibility analyses; retro-commissioning; implementation, training and management; data management and reporting; retro-commissioning services; and measurement and verification services.

        Sustainability.    We assist clients (including utilities, schools and private companies) in developing and managing facilities and infrastructures through a holistic, practical approach to sustainability. Our services in the area of sustainability cover renewable energy, master plans, Leadership in Energy and Environmental Design (LEED) certification for buildings, and Green House Gas ("GHG") reduction strategies.

        Climate Action Plans.    We assist governmental clients with the development and implementation of climate action plans. These plans include energy efficiency, water conservation, land development, renewable, and GHG reduction strategies.

        Representative Projects.    The following are examples of typical ongoing projects we have in the Energy Efficiency Services segment:

  •
  Consolidated Edison Company of New York.  We serve as Consolidated Edison's program manager and implementer for its Small Business Direct Install ("SBDI") Program in New York City. The Program helps small businesses achieve energy efficiency and financial savings, offering both free and cost-shared energy efficiency retrofits, including installation of high-efficiency lighting; heating, ventilation, and air conditioning; and refrigeration energy conservation measures. As the program implementer, we are responsible for moving a high volume of projects from survey to retrofit; tracking, analyzing, and reporting on project status and program data; and completing installation through self-performance or in cooperation with small group of contractors. We operate the program in Bronx, Brooklyn, and Queens, with the goal of 146 million kilowatt hours ("kWh") in energy savings.

  •
  New York State Energy Research & Development Authority ("NYSERDA").  Under the State of New York's Industrial and Process Efficiency ("IPE") Program and its Existing Facilities Program ("EFP"), we serve as the exclusive energy efficiency contractor for data centers, and are one of two selected providers for the Buildings Outreach contract, respectively. Under the IPE Program, we are tasked with managing NYSERDA's entire program process, from customer outreach to application to post-installation review, and stimulating energy efficiency investment in the data center sector. We have completed the first year of a three year contract, with savings goals for data centers of 540,000 megawatt hours ("MWh"). Under the Buildings Outreach project, our collective savings goal (in partnership with another contractor) is 174,000 MWh and 116,700 dekatherms ("Dth").

  •
  Pacific Gas & Electric (PG&E), Southern California Edison ("SCE"), and San Diego Gas & Electric ("SDG&E")—Hospital Energy Efficiency Program ("HEEP"). We serve as program administrator for HEEP, which offers turn-key energy efficiency services for hospitals and medical office buildings in the territories of PG&E, SCE, and SDG&E, including acute hospitals (ambulatory surgery centers licensed under acute hospitals and acute hospital outpatient services); acute psychiatric hospitals; medical or healthcare-related office buildings; chemical dependency recovery hospitals; skilled nursing facilities; free-standing trauma centers; community clinics; convalescent hospitals; and extended care facilities. These three programs are scheduled to deliver total approximate energy savings of 39.8 million kWh, 3,364 kW demand, and 220,000 therms (1 Therm equals 100,000 BTU) through the end of 2014.

  •
  Southern California Edison ("SCE") and San Diego Gas & Electric ("SDG&E")—Lodging Energy Efficiency Program ("LEEP"). We serve as program administrator for LEEP, which provides customized energy-saving solutions for lodging customers, including full-service development, management, and implementation of energy-savings projects. The program is scheduled to deliver total approximate energy savings of 25.8 million kWh, 150,000 therms, and 5,000 kW demand though the end of 2014.

  •
  Puget Sound Energy ("PSE") Direct Install Program. We serve as program administrator for PSE Direct Install Program, which offers incentives for small-sized businesses to make energy efficiency upgrades. Typical upgrades include lighting, refrigeration, electric water heating, occupancy sensors, and LED signs. We completed the initial contract in December 2013, producing energy savings of 11 million kWh and 30,000 therms, exceeding contract goals. A new contract began in January 2014 with the goal of delivering total approximate energy savings of 16 million kWh and 20,000 therms.

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

  •
  Fiscal and economic impact analysis;

  •
  Strategic economic development and redevelopment plans;

  •
  Real estate and market analysis associated with planning efforts, and development fee studies;

  •
  Special district formation, which involves the feasibility determinations, design, development and initiation of community facilities districts, school facilities improvement districts, tax increment financing districts, assessment districts, landscape and lighting districts, benefit assessment districts, business improvement districts, and fire suppression assessments;

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

        Federal Compliance.    We offer federal compliance services to issuers of municipal securities, which can be cities, towns, school districts, housing authorities and other entities that are eligible to issue tax-exempt securities. Specifically, we provide arbitrage rebate calculations and municipal disclosure services that help issuers remain in compliance with federal regulations. We provide these reports, together with related compliance services such as bond elections, temporary period yield restriction, escrow fund monitoring, rebate payments and refund requests. In terms of continuing disclosure services, we both produce the required annual reports and disseminate those reports on behalf of the issuers. We provide federal compliance services to approximately 650 issuers in 40 states and the District of Columbia on more than 2,500 bond issues totaling over $60 billion in municipal debt.

        Representative Projects.    Examples of typical projects we have in the Public Finance Services segment include:

  •
  Lancaster, California.  We were hired, along with another consulting firm, to provide evaluate the operational and financial feasibility of becoming a Community Choice Aggregator ("CCA"), to identify and understand the impacts of becoming a CCA, and to advise and guide the City through the required implementation process. Becoming a CCA will allow the City to become the electric power provider for customers within its jurisdiction, utilizing traditional sources of electricity, along with renewable generation resources such as wind and solar, to supply electric power to its constituents and to also sell excess power, as a wholesale electricity market participant. The project is in line with the City's objective of aggressively promoting alternative energy policies and programs that promote the development of green energy related business and economic activity in the City. The feasibility study encompassed a comprehensive analysis of the load requirements for city electric customers, development of projections for future electricity demand and the cost of electricity, and the completion of a financial analysis that demonstrates the business case feasibility for becoming a CCA. We completed the initial feasibility analysis in the fall of 2013, and work on the implementation strategy is ongoing.

  •
  County of San Diego.  For the past five years, we have served the County of San Diego as a special tax consultant, providing Community Facilities District ("CFD") formation and administration services. In this respect, we have also provided policy and technical guidance. We began working on the formation of the Horse Creek Ridge CFD 2013-01 in the unincorporated area of Pala, near Fallbrook, in early 2013. The purpose of this district is to create a revenue stream for the maintenance of open space areas, public trails, pathways and equestrian staging areas, landscaped areas, and park and recreation facilities, as well as the operation and maintenance of storm drain facilities, and provision of fire services. We are working with the

    County, the County's Flood Control Agency, the North County Fire Protection District, the developer and the developer's consultant to understand the needs of each key stakeholder, and create a CFD that addresses those needs.

  •
  Port of Hueneme, Oxnard Harbor District, California.  We were selected to provide technical assistance and coordinate with district staff for the Port Side Power New Markets' transaction. In this capacity, we assisted in the solicitation of the New Markets Tax Credit ("NMTC") allocation from qualified Community Development Entities ("CDEs") facilitated the transaction and acted as point of contact for the district with respect to the Port of Hueneme Shore-Side Power Project ("the Project"); prepared and delivered all required and requested documentation to ensure the closing of the NMTC transaction. CDEs are financial institutions that have a primary mission of community development for a target market. The Port Renovation, Inc. completed the Project, a ground-up construction of 1,400 linear feet of a wharf electrification system that provides shore-side power for fresh-fruit cargo vessels. The Project will result in a reduction of mono-nitrogen oxides vessel emissions from 263 tons per year to 53 tons per year and particulate matter emissions from 43 tons per year to 9 tons per year. The Port of Hueneme serves a niche market of importing fresh fruit and produce into Southern California. We served as the Port Renovation's New Markets Tax Credit Financial Advisor, and secured allocation from Wells Fargo Community Development and The Clearinghouse Community Development Financial Institution. In total, the Project benefited from over $3.4 million in NMTC equity.

  •
  New Haven, Connecticut.  We provided the City of New Haven with an economic impact analysis for the redevelopment of the site of the former New Haven Coliseum. The project involved building an economic impact model which included an estimate of the direct, indirect and induced impacts (employment and economic activity) of the projects construction and ongoing operations. Our report documented the estimated impacts of the project, along with an explanation of all calculations and assumptions. We estimated the hotel, property and sales tax expected to be generated and calculated the amount that could be financed given a range of assumptions about the availability of funding. We presented our final report at a meeting with the Board of Aldermen.

  •
  Fort Lauderdale, Florida.  We were contracted by the City of Fort Lauderdale to develop a Citywide Economic Development Strategic Plan. The City's goal is to sustain, expand and diversify its economic base in order to provide for a high quality of life for all residents. As the consultant, we are developing an implementation plan and funding strategy to promote targeted industries that could be potential key economic generators, increase the City's tax base and create higher paying jobs.

  •
  Sarasota County, Florida.  We are working with Sarasota County, as a subcontractor, in the development of a solid waste master plan. Our tasks include providing a baseline understanding of the current solid waste system, its facilities, programs and financial condition. This information will then be compared to established goals and objectives as well as industry best management practices to identify necessary infrastructure improvements and potential new policies and programs. Additionally, we are involved in visioning workshops with a selection of key stakeholders. These workshops are used to develop and refine goals, objectives and performance criteria and to review findings from earlier tasks and seek feedback and consensus. In working with the county, we will develop five long-range land use, development, and operational scenarios for the county. Each scenario will be evaluated on its ability to meet established goals and objectives as well as on their respective financial return on investment, or cost/benefits, to the program.

Homeland Security Services

        In fiscal year 2004, we formed our subsidiary Willdan Homeland Solutions ("WHS"), formerly known as American Homeland Solutions. WHS provides emergency preparedness planning, emergency preparedness training, emergency preparedness exercises, communications and technology, and water security services that focus on integrating local resources and assets within state and federal systems to cities, counties and related municipal service agencies, such as utility and water companies, as well as school districts, port and transportation authorities, tribal governments and large business enterprises with a need for homeland security related services. We staff our projects in this area with former high-level local and regional public safety officers and focus on solutions tailored for local agencies and their personnel. Our services include the following:

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

        Emergency Preparedness Training.    We design customized training courses for all aspects of disaster, unusual occurrence and emergency responses. In this regard, we have developed and own several training courses that meet or exceed the requirements for the federal National Incident Management System ("NIMS") training. These courses assist clients in meeting their obligations to prepare their staff to utilize the NIMS. Our courses have been approved by California's Commission on Peace Officers Standards and Training, the California Emergency Management Agency, and the Federal National Integration Center, Training and Education Division, formerly the Department of Homeland Security's "Office of Grants and Training."

        Emergency Preparedness Exercises.    We conduct planning sessions and exercises, including those relating to weapons of mass destruction, large events, mass casualty transportation disasters, terrorism incident response, natural disaster response and recovery, and civil disorder events. We design these exercises for multi-agency involvement so they are fully compliant with the federal government's Homeland Security Exercise and Evaluation Program, the State Emergency Management System for California, and the National Response Framework. Exercises are designed to evaluate and test "first responders" and support personnel, as well as elected officials and agency management.

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

        Water Security.    We offer NIMS and Incident Command System courses specific to water and wastewater agencies. Our instructors and course facilitators have significant experience in water and wastewater security, emergency preparedness, and business continuity. All courses are DHS-certified. Eligible agencies may use DHS Transit Security Grant Program funds for this approved training. The program is one in a number of comprehensive measures authorized by congress to directly support transportation infrastructure security activities.

        Representative Projects.    Examples of typical Homeland Security Services projects include:

  •
  New York Mass Transit Authority Training Program ("NY MTA").  In 2012, we were contracted to develop and deliver NY MTA's Phase III Advanced Security and Emergency Response training courses for NY MTA employees. The NY MTA is the largest public transportation provider in the western hemisphere, serving approximately 14.4 million people. The program covers several NY MTA agencies and course development will include topical material focused on like Behavioral Recognition, Counter Terrorism, Evacuation, Emergency Command and Control, Critical Incident Management, Crisis Communications and Leadership. To date, over 65% of the 36,000 NY MTA students have completed Phase III training and planning is underway for Phase IV.

  •
  Amtrak Security Exercise Program.  In 2013, we were awarded a one year contract to design, develop, and deliver preparedness exercises for Amtrak stations across the United States. The purpose of the Amtrak Security Exercise Program is to evaluate the plans, policies, and procedures Amtrak will use to respond to a natural or man-caused event involving Amtrak stations, trains, or property. This contract adds to our expanding portfolio of professional transportation security services, which now includes work at the national level.

  •
  Alameda County-Bay Area UASI Training Services.  We were selected to provide the Alameda County-Bay Area Urban Area Security Initiative ("Bay Area UASI") with a wide range of training courses taught by subject matter experts and/or recognized professionals in the fields of law enforcement, fire, emergency medical services, emergency management, and public health. The Bay Area UASI consists of 12 counties, including three major cities, with a total population of seven and a half million residents. During 2013, we provided instruction to participants from all 12 Bay Area counties on a range of topics, including, underwater hazard devices, improvised explosive device electronics, maritime interdiction, and situational awareness for Emergency Operations Centers. Certain courses were specifically designed to prepare local law enforcement personnel for participation in security operations relating to the 2013 America's Cup held in San Francisco Bay.

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

        Quality of service.    We pride ourselves on the quality of service that we provide to our clients. The work for which we compete is awarded primarily based on the company's qualifications, rather than the fees proposed. We believe that our service levels, experience and expertise satisfy even the most rigorous qualification standards. We have developed a strong reputation for quality, based upon our depth of experience, ability to attract quality professionals, customized technology and software that support our services, local knowledge and the expertise we possess across multiple disciplines. We believe we are well-positioned to serve public sector clients due to our knowledge of the unique reporting processes and operating procedures of public agencies, which differ substantially from the private sector. We believe our high quality of service is a significant reason we currently provide services to approximately 62% of the cities and approximately 76% of the counties in California.

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

        Strategic locations in key markets.    Local agencies want professionals who understand their local needs. Therefore, we deliver our services through a network of offices dispersed throughout the western United States, Florida, Chicago, Washington, D.C., and New York. Each of our offices is staffed with quality professionals, including former management level public sector employees, such as planners, engineers, inspectors, and police and fire department personnel. These professionals understand the local and regional markets in which they work.

        Strong, long-term client relationships.    We have developed strong relationships with our public agency clients, some of whom we have worked with for over 40 years. The value of these long-term relationships is reflected in the recurring award of new projects, ongoing staffing assignments, and long-term projects that require high-level supervision. We also seek to maintain close personal relationships with public agency decision-makers to strengthen our relationships with them and the agencies with which they work. We frequently develop new client relationships as our public agency contacts are promoted or move to other agencies. Our strong culture of community involvement and leadership in key public agency organizations underscores our customer focus and helps us cultivate and expand our client base.

        Experienced, talented and motivated employees.    Our staff consists of seasoned professionals with a broad array of specialties, and a strong customer service orientation. Our corporate culture places a high priority on investing in our people, including providing opportunities for stock ownership to attract, motivate and retain top professionals. Our executive officers have an average of more than 35 years of experience in the engineering and consulting industry, and an average of 8 years with our company.

Clients

        Our clients primarily consist of public and governmental agencies including cities, counties, redevelopment agencies, water districts, school districts and universities, state agencies, federal agencies, a variety of other special districts and agencies, tribal governments and public utilities. We also provide services to private utilities and private industry. Our primary clients are public agencies serving communities of 10,000 to 300,000 people and public and private utilities. In fiscal year 2013, we served over 839 distinct clients. For fiscal year 2013, we had two clients, the Consolidated Edison Company of New York and the City of Elk Grove that accounted for 16% and 12%, respectively, of our consolidated contract revenue. None of our other clients accounted for over 10% of our consolidated contract revenue. Our clients are primarily based in California and New York, as well as Arizona, Florida, Texas, Washington and Washington, DC. In fiscal year 2013, services provided to clients in California accounted for approximately 68% of our contract revenue and services provided to clients in New York accounted for approximately 22% of our contract revenue.

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

        We also receive monthly retainers from a limited number of our clients. The following table presents, for the periods indicated, the approximate percentage of our contract revenue subject to each type of pricing provision:

	Fiscal Year
	2013	2012
Time and materials	29%	33%
Unit based	39%	48%
Fixed price	31%	17%
Monthly retainer	1%	1%

Total	100%	100%

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

        Doing business with governmental agencies is complex and requires the ability to comply with intricate regulations and satisfy periodic audits. We have been serving cities, counties, special districts and other public agencies for over 49 years. We believe that the ability to understand these requirements and to successfully conduct business with governmental entities and agencies is a barrier to entry for potential competitors.

        Our competition varies by type of client, type of service and geography. The range of competitors for any one project can vary depending upon technical specialties, the relative value of the project, geographic location, financial terms, risks associated with the work, and any client imposed restrictions. Unlike most of our competitors, we focus our services on public sector clients. Public sector clients generally choose among competing firms by weighing the quality, experience, innovation and timeliness of the firm's services. When selecting consultants for engineering projects, many government agencies are required to, and others choose to, employ Qualifications Based Selection, or QBS. QBS requires the selection of the most technically qualified firms for a project, while the financial and legal terms of the engagement are generally secondary. QBS applies primarily to work done by our Engineering Services segment. Contracts in our Energy Efficiency Services segment, the Public Finance Services and Homeland Security Services areas typically are not subject to mandatory QBS standards, and often are awarded through a competitive bid process.

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

        We believe that the primary competitors for our Engineering Services segment include Charles Abbott & Associates, Inc., Bureau Veritas, Harris & Associates, Psomas, RBF Consulting, Tetra Tech, Inc., Stantec, Inc., Michael Baker Corporation, TRC Companies, Inc., AECOM Technology Corporation, CH2M Hill and Jacobs Engineering Group, Inc. We believe the Energy Efficiency Services segment competes primarily with Lockheed-Martin, EnerPath, KEMA (a division of the DNV Group) and Nexant, Inc. Our chief competitors in our Public Finance Services segment include David Taussig & Associates, Harris & Associates, BLX Group, Arbitrage Compliance Specialists, Raftelis Financial Consultants, Inc., FCS Group and the NBS Government Finance Group. We believe the Homeland Security Services segment competes primarily with Leidos (formerly Science Applications International Corporation or SAIC) and IEM, Inc.

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

Employees

        At December 27, 2013, we had approximately 371 full-time employees and 163 part-time employees. All Public Agency Resources' employees are classified as part-time. Our employees include, among others, licensed civil, traffic and structural engineers, land surveyors, certified building officials, licensed geotechnical engineers and engineering geologists, certified inspectors and plans examiners, licensed architects and landscape architects, certified planners, and information technology specialists. We believe that we attract and retain highly skilled personnel with significant industry experience and strong client relationships by offering them challenging assignments in a stable work environment. We believe that our employee relations are good.

        The following table sets forth the number of our employees in each of our business segments and our holding company:

	As of Fiscal Year End
	2013	2012	2011
Engineering Services	294	282	292
Energy Efficiency Services	142	135	132
Public Finance Services	53	51	51
Homeland Security Services	10	10	19
Holding Company Employees (Willdan Group, Inc.)	35	56	68

Total	534	534	562

        At December 27, 2013, we contracted with approximately 150 former and current public safety officers to conduct homeland security services training courses. These instructors are classified as subcontractors and not employees.

Intellectual Property

        The Willdan, Willdan Group, Inc., Willdan Engineering, Willdan Infrastructure, Willdan Financial Services, Willdan Energy Solutions and Willdan Homeland Services names are service marks of ours, and we have obtained a service mark for the Willdan logo. We have also obtained federal trademark registration with the United States Patent and Trademark Office for the "Willdan" name and the "extending your reach" tagline. We believe we have strong name recognition in the western United States and New York, and that this provides us a competitive advantage in obtaining new business. Consequently, we believe it is important to protect our brand identity through trademark registrations. The name and logo of our proprietary software, MuniMagic®, are registered trademarks of Willdan Financial Services, and we have registered a federal copyright for the source code for the MuniMagic® software. We license the MuniMagic® software to existing clients pursuant to licensing agreements that allow varying levels of access to data. This technology allows clients to view their own data and is a form of deliverable to our clients. The use of licensing provides us protection for this proprietary technology. MuniMagic® is not a commercial product offered for sale.

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

        A further downturn in construction activity in our geographic service areas may affect demand for our services, which could have a material adverse effect on our results of operations and our financial condition. During fiscal year 2013, a portion of our contract revenue was generated by services rendered to public agencies in connection with private and public sector construction projects.

        Since 2008, general economic conditions declined due to a number of factors including slower economic activity, a lack of available credit, decreased consumer confidence and reduced corporate profits and capital spending, leading to a slowdown in construction, particularly residential housing construction, in the western United States. As a result of this slowdown, both our engineering services segment and public finance services segment suffered declines in revenue and operating margin compression and we made several reductions in workforce and facility leases. While economic conditions began to improve from fiscal year 2010 through fiscal year 2013, the recovery has been slow with regard to our traditional engineering and public finance services segments. If the economy declines again, we will need to evaluate whether further reductions in headcount and facilities in geographic areas that are underperforming are again needed.

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

        Adverse economic and other conditions affecting the local and regional economies of California may reduce the demand for our services, which could have a material adverse effect on our business, financial condition and results of operations. During fiscal year 2013, approximately 68% of our contract revenue was derived from services rendered to public agencies, utilities, and private industry in

California. California experienced an economic downturn in fiscal year 2009, which negatively impacted our revenue and profitability and continues to negatively impact revenues in our Engineering Services and Public Finance Services segments. Any future downturns could have similar significant adverse impacts on our results of operations.

We may not be able to obtain capital when desired on favorable terms, if at all, or without dilution to our stockholders, which may impact our ability to execute on our current or future business strategies.

        We anticipate that our current cash, cash equivalents, cash provided by operating activities and borrowing ability under our revolving line of credit will be sufficient to meet our current and anticipated needs for general corporate purposes during the next 12 months. It is possible, however, that we may not generate sufficient cash flow from operations or otherwise have the capital resources to meet our future capital needs. In addition, we may not have access to the funds available under our revolving line of credit if we breach any of the covenants under the credit agreement. We have breached certain covenants under our credit facility with Wells Fargo in recent years and were required to obtain the consent of Wells Fargo in order to borrow under that facility. If we breach covenants under our new revolving credit agreement, BMO Harris, as lender, could increase our interest rate, make the loans outstanding under the credit agreement immediately due and payable and/or terminate its commitments to us under the agreement. Additionally, in the event that we need to seek a waiver for a covenant breach, such waiver could also result in modifications to the terms of the credit agreement that are not favorable to us.

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

        Our largest client, Consolidated Edison Company of New York, accounted for approximately 16% of our consolidated contract revenue in fiscal year 2013 and 21% in fiscal year 2012. Prior to July 2012, this revenue primarily related to a contract we entered into in fiscal year 2009 with Consolidated

Edison, which has terminated. We entered into a new contract with Consolidated Edison in July 2012, but this contract is for fewer services than the 2009 contract with Consolidated Edison. Our top five customers collectively accounted for approximately 41% of our revenue in fiscal year 2013. The loss of, or reduction in orders from, these clients could have a material adverse effect on our business, financial condition and results of operations.

Legislation may be enacted that limits the ability of state, regional or local agencies to contract for our privatized services. Such legislation would affect our ability to obtain new contracts and may decrease the demand for our services.

        Legislation is proposed periodically, particularly in the state of California, that attempts to limit the ability of governmental agencies to contract with private consultants to provide services. Should such legislation pass and be upheld, demand for our services may be materially adversely affected. During fiscal year 2013, approximately 71% of our contract revenue was derived from services rendered to public agencies, including public utilities, in California. While attempts at such legislation have failed in the past, such measures could be adopted in the future.

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

        For example, the Professional Engineers in California Government, or PECG, a union representing state civil service employees, began challenging Caltrans' hiring of private firms in 1986, and in 2002 began a judicial challenge of Caltrans' hiring practices based on Caltrans' interpretation of the effect of Proposition 35 (Professional Engineers in California Government, et al. v. Jeff Morales, et al..). The California Supreme Court ruled in favor of Caltrans, concluding that Caltrans may hire private contractors to perform architectural and engineering services on public works. Although Caltrans was successful in this litigation, similar claims may be brought in the future and we cannot predict their outcome. If a state or other public employee union is successful in its challenge and as a result the ability of state agencies to hire private firms is severely limited, such a decision would likely lead to additional litigation challenging the ability of the state, counties, municipalities and other public agencies to hire private engineering, architectural and other firms, the outcome of which could affect our ability to compete for contracts and may have an adverse effect on our revenue and profitability.

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

        In fiscal year 2013, approximately 31% of our contract revenue was derived from fixed price contracts. Under fixed price contracts, we perform services under a contract at a stipulated price which protects clients but exposes us to a greater number of risks than time-and-materials and unit-based contracts. These risks include:

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

        The market for engineering and planning, energy efficiency, economic and financial consulting and national preparedness and interoperability services is competitive and highly fragmented. Contract awards are based primarily on quality of service, relevant experience, staffing capabilities, reputation, geographic presence, stability and price. Some of our competitors in certain service areas have more personnel and greater financial, technical and marketing resources than us. In particular, our competitors for engineering related services, which represented approximately 41% and 36% of our contract revenue for fiscal years 2013 and 2012, respectively, include many larger consulting firms such as Charles Abbott & Associates, Inc., Bureau Veritas, Harris & Associates, Psomas, RBF Consulting, Tetra Tech, Inc., Stantec, Inc., Michael Baker Corporation, TRC Companies, Inc., AECOM Technology Corporation, CH2M Hill and Jacobs Engineering Group, Inc. Our energy efficiency and sustainability consulting services, which represented approximately 42% and 49% of our contract revenue for fiscal years 2013 and 2012, respectively, competes with larger energy efficiency consulting firms such as Lockheed-Martin, EnerPath, KEMA (a division of the DNV Group) and Nexant, Inc. In certain public finance consulting services, we may compete with large accounting firms. We can offer no assurance that we will be able to compete successfully in the future with these or other competitors.

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

We often rely on subcontractors. The quality of our service and our ability to perform under some of our contracts would be adversely affected if qualified subcontractors are unavailable for us to engage.

        Under some of our contracts, we rely on the efforts and skills of subcontractors for the performance of some of the tasks. Subcontractor services and other direct costs comprised approximately 29% of our contract revenue in fiscal year 2013. Our use of subcontractors has decreased in recent years primarily because our subsidiary Willdan Energy Solutions has reduced its utilization of subcontractors. Our subsidiary Willdan Energy Solutions generally utilizes a higher percentage of subcontractors than our other subsidiaries. The absence of qualified subcontractors with whom we have a satisfactory relationship could adversely affect the quality of our service offerings and therefore our financial results. Additionally, we may have disputes with our subcontractors arising from, among other things, the quality and timeliness of work performed by the subcontractor or client concerns about the subcontractor.

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

        Acquisitions also frequently result in the recording of goodwill and other intangible assets which are subject to potential impairment in the future that could harm our financial results. For example, during fiscal year 2012, we recorded an impairment charge of $15.2 million related to goodwill associated with our acquisition of Intergy Corp in 2008. In addition, if we finance acquisitions by issuing convertible debt or equity securities, our existing stockholders may be diluted, which could lower the market price of our common stock. As a result, if we fail to properly evaluate acquisitions or investments, we may not achieve the anticipated benefits of any such acquisitions, and we may incur costs in excess of amounts that we anticipate.

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

        The price of our common stock is volatile and may fluctuate significantly. For example, during our fiscal year ended December 27, 2013, the price of our stock ranged from a high of $5.50 per share to a low of $2.01 per share. We cannot assure you as to the prices at which our common stock will trade or that an active trading market in our common stock will be sustained in the future. In addition to the matters discussed in other risk factors included herein, some of the reasons for fluctuations in our stock price could include:

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

        The concentration of ownership of our stock may have the effect of delaying or preventing a change in control of the company or a change in our management and may adversely affect the voting or other rights of other holders of our common stock. As of March 17, 2014, our directors and executive officers beneficially own 976,792 shares of common stock, or approximately 13.2% of our outstanding common stock. In addition, Jeremy Zhu, individually and as managing director of Wedbush Opportunity Capital LLC, Edward Wedbush, individually and as the Chairman and a stockholder of Wedbush Inc., beneficially own 1,084,730 and 1,052,184 shares of common stock, respectively, or approximately 14.7% and 14.2%, respectively, of our outstanding common stock.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our corporate headquarters are located in approximately 31,000 square feet of office space that we lease at 2401 East Katella Avenue, Anaheim, California. In addition, we lease office space in 24 other locations nationwide, principally in California and New York. In total, our facilities contain approximately 130,000 square feet of office space and are subject to leases that expire through October 2016. We rent a small portion of this space on a month-to-month basis. We believe that our existing facilities are adequate to meet current requirements and that suitable additional or substitute space will be available as needed to accommodate any expansion of operations and for additional offices.

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

 PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

  Market Information for Common Stock

        Since November 21, 2006, the common stock of Willdan Group, Inc. has been listed and traded on the Nasdaq Global Market under the symbol "WLDN". The following table sets out the high and low daily closing sale prices as reported on the NASDAQ Global Market for fiscal years 2013 and 2012. These reported prices reflect inter-dealer prices without adjustments for retail markups, markdowns, or commissions.

	2013		2012
	High	Low	High	Low
1st Quarter	$2.30	$2.01	$4.10	$3.51
2nd Quarter	$3.70	$2.18	$3.70	$1.42
3rd Quarter	$3.75	$2.76	$1.79	$1.16
4th Quarter	$5.50	$3.53	$2.25	$1.49

        On March 17, 2014, the closing sales price per share of our common stock, as reported on the Nasdaq Global Market, was $4.50.

  Stockholders

        As of March 17, 2014, there were 134 stockholders of record of our common stock.

  Dividends

        We did not declare or pay cash dividends on our common stock in fiscal years 2013 and 2012. Our revolving credit agreement prohibits the payment of any dividend or distribution on our common stock either in cash, stock or any other property without the lender's consent.

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

	Fiscal Year
	2013	2012	2011	2010	2009
	(in thousands except per share amounts)
Consolidated Statement of Operations Data:
Contract revenue	$85,510	$93,443	$107,165	$77,896	$61,605

Direct costs of contract revenue (exclusive of depreciation and amortization shown separately below):
Salaries and wages	24,098	23,218	25,714	21,607	18,130
Subcontractor services and other direct costs	24,831	35,741	39,013	20,415	10,712

Total direct costs of contract revenue	48,929	58,959	64,727	42,022	28,842

General and administrative expenses:
Salaries and wages, payroll taxes, employee benefits	20,555	22,421	22,594	17,582	20,325
Facilities and facility related	4,654	4,871	4,875	4,290	4,430
Stock-based compensation	150	227	201	235	272
Depreciation and amortization	517	671	877	1,042	1,814
Lease abandonment (recovery), net	30	26	2	(68)	707
Impairment of goodwill	—	15,208	—	—	2,763
Litigation accrual (reversal)	—	—	—	—	(1,125)
Other	8,067	10,315	10,488	9,719	11,070

Total general and administrative expenses	33,973	53,739	39,037	32,800	40,256

Income (loss) from operations	2,608	(19,255)	3,401	3,074	(7,493)

Other income (expense):
Interest income	10	6	5	12	30
Interest expense	(94)	(106)	(77)	(54)	(38)
Other, net	238	(28)	1	32	(5)

Total other income (expense), net	154	(128)	(71)	(10)	(13)

Income (loss) before income tax expense	2,762	(19,383)	3,330	3,064	(7,506)
Income tax expense (benefit)	132	(2,083)	1,500	344	(1,931)

Net income (loss)	$2,630	$(17,300)	$1,830	$2,720	$(5,575)

Earnings (loss) per common share:
Basic	$0.36	$(2.37)	$0.25	$0.38	$(0.78)

Diluted	$0.35	$(2.37)	$0.24	$0.37	$(0.78)

Weighted average common shares outstanding: Basic	7,355	7,310	7,262	7,233	7,192
Diluted	7,495	7,310	7,485	7,311	7,192
Other Operating Data (unaudited):
Adjusted EBITDA (1)	$3,455	$(3,294)	$4,350	$4,074	$(3,333)
Employee headcount at period end (2)	534	534	562	540	466

	Fiscal Year Ended
	December 27, 2013	December 28, 2012	December 30, 2011	December 31, 2010	January 1, 2010
Consolidated Balance Sheet Data:
Cash and cash equivalents, including restricted cash	$8,134	$10,006	$3,001	$6,642	$8,445
Working capital	15,706	13,099	13,083	18,060	16,704
Total assets	38,237	41,977	64,311	49,454	40,332
Total indebtedness	731	3,904	1,232	1,490	1,230
Total stockholders' equity	20,213	17,351	34,293	32,162	29,117

(1)
Adjusted EBITDA is a supplemental measure used by our management to measure our operating performance. We define Adjusted EBITDA as net income (loss) plus net interest expense, income tax expense (benefit), depreciation and amortization, goodwill impairment and other non-recurring income and expense items occurring in such period. Our definition of Adjusted EBITDA may differ from those of many companies reporting similarly named measures. This measure should be considered in addition to, and not as a substitute for or superior to, other measures of financial performance prepared in accordance with U.S. generally accepted accounting principles, or GAAP, such as operating income and net income. We believe Adjusted EBITDA enables management to separate non-recurring income and expense items from our results of operations to provide a more normalized and consistent view of operating performance on a period-to-period basis. We use Adjusted EBITDA to evaluate our performance for, among other things, budgeting, forecasting and incentive compensation purposes. We also believe Adjusted EBITDA is useful to investors, research analysts, investment bankers and lenders because it removes the impact of certain non-recurring income and expense items from our operational results, which may facilitate comparison of our results from period to period.

Adjusted EBITDA is not a recognized term under GAAP and does not purport to be an alternative to operating income or net income as an indicator of operating performance or any other GAAP measure.

The following is a reconciliation of net income (loss) to Adjusted EBITDA (in thousands):

	Fiscal Year
	2013	2012	2011	2010	2009
Net income (loss)	$2,630	$(17,300)	$1,830	$2,720	$(5,575)
Interest income	(10)	(6)	(5)	(12)	(30)
Interest expense	94	106	77	54	38
Income tax expense (benefit)	132	(2,083)	1,500	344	(1,931)
Lease abandonment expense (recovery)	30	26	2	(68)	707
Impairment of goodwill	—	15,208	—	—	2,763
Depreciation and amortization	585	737	944	1,053	1,814
(Gain) loss on sale of assets	(6)	18	2	(17)	6
Litigation reversal	—	—	—	—	(1,125)

Adjusted EBITDA	$3,455	$(3,294)	$4,350	$4,074	$(3,333)

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

  •
  Economic and Financial Consulting; and

  •
  National Preparedness and Interoperability.

        We operate our business through a network of offices located primarily in California and New York. We also have operations in Arizona, Florida, Texas, Washington and Washington, DC. As of December 27, 2013, we had a staff of 534 which includes licensed engineers and other professionals. Historically, our clients have primarily been public agencies in communities with populations ranging from 10,000 to 300,000 people. We believe communities of this size are underserved by large outsourcing companies that tend to focus on securing large federal and state projects, as well as projects for the private sector. Since fiscal 2008, we have begun to provide increased services to public and private utilities that service major metropolitan communities and commercial and industrial firms, particularly in connection with the growth of our energy efficiency and sustainability services. We seek to establish close working relationships with our clients and expand the breadth and depth of the services we provide to them over time.

        While we currently serve communities throughout the country, our business with public agencies is concentrated in California and Arizona. We provide services to approximately 62% of the 482 cities and approximately 76% of the 58 counties in California. We also serve special districts, school districts, a range of public agencies and private industry. Our business with public and private utilities is concentrated in California and New York.

        We were founded in 1964 and Willdan Group, Inc., a Delaware corporation, was formed in 2006 to serve as our holding company. We consist of a family of wholly owned companies that operate within the following segments for financial reporting purposes:

  •
  Engineering Services.  Our Engineering Services segment includes the operations of our subsidiaries, Willdan Engineering, Willdan Infrastructure and Public Agency Resources ("PARs"). Willdan Engineering provides civil engineering-related and city planning services to our clients. PARs primarily provides staffing to Willdan Engineering. Contract revenue for the Engineering Services segment represented approximately 41% and 36% of our overall consolidated contract revenue for fiscal years 2013 and 2012, respectively.

  •
  Energy Efficiency Services.  Our Energy Efficiency Services segment consists of the business of our subsidiary, Willdan Energy Solutions, which offers energy efficiency and sustainability consulting services to utilities, public agencies and private industry. This segment is currently our largest segment based on contract revenue, representing approximately 42% and 49% of our consolidated contract revenue for fiscal years 2013 and 2012, respectively.

  •
  Public Finance Services.  Our Public Finance Services segment consists of the business of our subsidiary, Willdan Financial Services, which offers economic and financial consulting services to public agencies. Contract revenue for the Public Finance Services segment represented approximately 12% and 11% of our consolidated contract revenue for fiscal years 2013 and 2012, respectively.

  •
  Homeland Security Services.  Our Homeland Security Services segment consists of the business of our subsidiary, Willdan Homeland Solutions, which offers national preparedness and interoperability services and communications and technology solutions. Contract revenue for our Homeland Security Services segment represented approximately 5% and 4% of our consolidated contract revenue for fiscal years 2013 and 2012, respectively.

        While we were profitable in fiscal year 2013 and fiscal year 2011, our profitability in fiscal year 2012 was severely impacted by a goodwill impairment charge related to our Energy Efficiency Services segment.

Recent Developments

        We amended our revolving line of credit with Wells Fargo on March 20, 2014. The Wells Fargo credit facility was scheduled to mature on April 1, 2014. On March 20, 2014, we amended the facility by reducing the revolving line of credit from $5.0 million to $75,905 and extending its maturity to June 1, 2014. We amended the Wells Fargo credit facility in connection with entering into a new $7.5 million revolving credit facility with BMO Harris Bank, N.A. on March 24, 2014. The new BMO Harris revolving credit facility matures on March 24, 2016. For further information on our new revolving credit facility, see "—Liquidity and Capital Resources—Outstanding Indebtedness" elsewhere in this report.

  Components of Income and Expense

Contract Revenue

        We provide our services under contracts, purchase orders or retainer letters. The contracts we enter into with our clients contain three principal types of pricing provisions: time and materials, unit based, and fixed price. Revenue on our time and materials and unit based contracts are recognized as the work is performed in accordance with specific terms of the contract. Approximately 29% of our contracts are based on contractual rates per hour plus costs incurred. Some of these contracts include maximum contract prices, but the majority of these contracts are not expected to exceed the maximum. Contract revenue on our fixed price contracts is determined on the percentage of completion method based generally on the ratio of direct costs incurred to date to estimated total direct costs at completion. Many of our fixed price contracts are relatively short in duration, thereby lowering the risks of not properly estimating the percent complete.

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

Direct Costs of Contract Revenue

        Direct costs of contract revenue consist primarily of subcontractor services and that portion of technical and nontechnical salaries and wages that have been incurred in connection with revenue producing projects. Direct costs of contract revenue also include production expenses and other expenses that are incurred in connection with revenue producing projects. Direct costs of contract revenue generally exclude depreciation and amortization, that portion of technical and nontechnical salaries and wages related to marketing efforts, vacations, holidays and other time not spent directly generating revenue under existing contracts. Such costs are included in general and administrative expenses. Additionally, payroll taxes, bonuses and employee benefit costs for all of our personnel are included in general and administrative expenses since no allocation of these costs is made to direct costs of contract revenue. No allocation of facilities costs is made to direct costs of contract revenue nor is depreciation and amortization allocated to direct costs. We expense direct costs of contract revenue when incurred.

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

Contract Accounting

        We enter into contracts with clients that contain three principal types of pricing provisions: fixed price, time-and-materials, and unit-based. Revenue on fixed price contracts is recognized on the percentage-of-completion method based generally on the ratio of direct costs (primarily exclusive of depreciation and amortization costs) incurred to date to estimated total direct costs at completion. Revenue on time-and-materials and unit-based contracts is recognized as the work is performed in accordance with the specific terms of the contract. Contracts that provide for multiple services or deliverables are evaluated as multiple element arrangements to determine the appropriate unit of accounting, allocation of contract value, and method of revenue recognition for each element. Revenue for amounts that have been billed but not earned is deferred and such deferred revenue is referred to as billings in excess of costs and estimated earnings on uncompleted contracts in the accompanying consolidated balance sheets. Service-related contracts, including operations and maintenance services and a variety of technical assistance services, are accounted for over the period of performance, in proportion to the costs of performance.

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

Goodwill

        We test our goodwill at least annually for possible impairment. We complete our annual testing of goodwill as of the last day of the first month of our fourth fiscal quarter each year to determine whether there is impairment. In addition to our annual test, we regularly evaluate whether events and circumstances have occurred that may indicate a potential impairment of goodwill. We recognized a goodwill impairment charge of $15.2 million related to our Energy Solutions reporting unit during fiscal year 2012. Following this impairment charge, none of our reporting units had any goodwill remaining. We did not recognize any goodwill impairment charges in fiscal years 2013 or 2011.

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

        Inherent in such fair value determinations are significant judgments and estimates, including but not limited to assumptions about our future revenue, profitability and cash flows, our operational plans and our interpretation of current economic indicators and market valuations. To the extent these assumptions are incorrect or economic conditions that would impact the future operations of our reporting units change, any goodwill may be deemed to be impaired, and an impairment charge could result in a material adverse effect on our financial position or results of operation. During the second quarter of 2012, we determined that a quantitative assessment of our goodwill was warranted for the Energy Solutions reporting unit. This assessment indicated that the estimated fair value of such reporting unit was less than its carrying value. For this testing, we weighted the income approach and the market approach at 80% and 20%, respectively. The income approach was given a higher weight because it has a more direct correlation to the specific economics of the reporting units than the market approach, which is based on multiples of public companies that, although comparable, may not provide the same mix of services as our reporting units. We determined that all of the remaining goodwill for the Energy Solutions reporting unit was impaired and recognized an impairment charge of $15.2 million in fiscal year 2012.

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

	Fiscal Year
	2013	2012	2011
Statement of Operations Data:
Contract revenue	100.0%	100.0%	100.0%

Direct costs of contract revenue (exclusive of depreciation and amortization shown separately below)
Salaries and wages	28.2	24.8	24.0
Subcontractor services and other direct costs	29.0	38.2	36.4

Total direct costs of contract revenue	57.2	63.1	60.4

General and administrative expenses:
Salaries and wages, payroll taxes, employee benefits	24.0	24.0	21.1
Facilities and facility related	5.4	5.2	4.5
Stock-based compensation	0.2	0.2	0.2
Depreciation and amortization	0.6	0.7	0.8
Impairment of goodwill	—	16.3	—
Other	9.4	11.0	9.8

Total general and administrative expenses	39.7	57.5	36.4

Income (loss) from operations	3.0	(20.6)	3.2

Other income (expense):
Interest income	—	—	—
Interest expense	0.1	(0.1)	(0.1)
Other, net	0.3	—	—

Total other income (expense), net	0.4	(0.1)	(0.1)

Income (loss) before income taxes	3.2	(20.7)	3.1
Income tax expense (benefit)	0.1	(2.2)	1.4

Net income (loss)	3.1%	(18.5)%	1.7%

Fiscal Year 2013 Compared to Fiscal Year 2012

        Contract revenue.    Our contract revenue was $85.5 million for fiscal year 2013, with $35.2 million attributable to the Engineering Services segment, $36.0 million attributable to the Energy Efficiency Services segment, $9.8 million attributable to the Public Finance Services segment, and $4.4 million attributable to the Homeland Security Services segment. Consolidated contract revenue decreased $7.9 million, or 8.5%, to $85.5 million for fiscal year 2013 from $93.4 million for fiscal year 2012. This decrease was due primarily to a decrease of $9.5 million, or 20.9%, in contract revenue for the Energy Efficiency Services segment. Contract revenue for the Energy Efficiency Services segment decreased primarily because of decreased energy efficiency services in the state of New York, where we are providing fewer services than we did in the prior year period. Contract revenue for the Engineering Services segment increased by $1.2 million, or 3.5%, to $35.2 million for fiscal year 2013 from $34.0 million for fiscal year 2012. Contract revenue for the Engineering Services segment increased primarily due to greater demand for our city engineering services in California and our building and safety, construction management and geotechnical services. Contract revenue in the Homeland Security Services segment increased by $0.3 million, or 7.8%, to $4.4 million for fiscal year 2013 from $4.1 million for fiscal year 2012. Revenue in the Homeland Security Services segment increased due to higher levels of activity in the traditional planning, training and exercise consulting services business. Contract revenue for our Public Finance Services segment remained flat at $9.8 million for fiscal year 2013, as compared to fiscal year 2012.

        Direct costs of contract revenue.    Direct costs of contract revenue were $48.9 million for fiscal year 2013, with $19.0 million attributable to the Engineering Services segment, $23.1 million attributable to the Energy Efficiency Services segment, $4.0 million attributable to the Public Finance Services segment, and $2.8 million attributable to the Homeland Security Services segment. Overall, direct costs of contract revenue decreased by $10.0 million, or 17.0%, to $48.9 million for fiscal year 2013 from $59.0 million for fiscal year 2012. This decrease is primarily attributable to a decrease in direct costs within our Energy Efficiency Services segment of $11.5 million, or 33.2%. This decrease was partially offset by increases of $0.6 million, or 18.7%, $0.6 million or 25.3% and $0.3 million or 1.5%, respectively, in our Public Finance Services, Homeland Security Services and Engineering Services segments. Direct costs of contract revenue as a percentage of contract revenue for fiscal year 2013 decreased to 57.2% from 63.1% for fiscal year 2012.

        Direct costs decreased primarily as a result of a decrease in subcontractor services (used primarily by our Energy Efficiency Services segment) and other direct costs of $10.9 million, partially offset by an increase in salaries and wages of $0.9 million. Salaries and wages increased to 28.2% of contract revenue for fiscal year 2013 from 24.8% for fiscal year 2012 and subcontractor services and other direct costs decreased to 29.0% of contract revenue for fiscal year 2013 from 38.2% of contract revenue for fiscal year 2012. Salaries and wages categorized as direct costs of contract revenue increased as a result of increased chargeability of labor. Subcontractor services decreased primarily because of decreased use of subcontractor services to perform certain energy efficiency, sustainability and renewable energy services of our subsidiary Willdan Energy Solutions, which generally utilizes a higher percentage of subcontractors than our other subsidiaries.

        General and administrative expenses.    General and administrative expenses decreased by $19.8 million, or 36.6%, to $34.0 million for fiscal year 2013 from $53.7 million for fiscal year 2012. This decrease resulted from, in part, decreases of $17.6 million and $1.0 million in the general and administrative expenses of the Energy Efficiency Services and the Engineering Services segments, respectively. General and administrative expenses for our Public Finance Services and Homeland Security Services segments also decreased by $0.2 million and $0.9 million, respectively. General and administrative expenses as a percentage of contract revenue decreased to 39.7% for fiscal year 2013 from 57.5% for fiscal year 2012.

        Of the $19.8 million decrease in general and administrative expenses, approximately $15.2 million was related to a goodwill impairment charge we recognized relating to our Energy Efficiency Services segment in fiscal year 2012 and we had no impairment charges in fiscal year 2013. See "Note. 4—Goodwill and Other Intangible Assets." Salaries and wages, payroll taxes and employee benefits also decreased by $1.9 million, primarily as a result of increased chargeability of labor. As discussed above under "—Components of Income and Expense—Direct Costs of Contract Revenue," we only allocate that portion of salaries and wages related to time spent directly generating revenue to direct costs of contract revenue. Other general and administrative expenses decreased by $2.3 million this decrease is primarily attributable to decreases in other expenses, marketing expenses, professional service fees, and accounting, legal and recruiting expenses. The remaining $0.4 million decrease relates to decreases in facilities and facility related expenses, and depreciation and amortization expenses each of $0.2 million.

        Income (loss) from operations.    As a result of the above factors, our operating income was $2.6 million for fiscal year 2013 as compared to an operating loss of $19.3 million for fiscal year 2012. Income from operations, as a percentage of contract revenue, was 3.0% for fiscal year 2013, while loss from operations, as a percentage of contract revenue, was 20.6% for fiscal year 2012.

        Other income (expense).    Other income was $154,000 for fiscal year 2013 as compared to other expense of $128,000 for fiscal year 2012. The increase is primarily the result of income from the sale of a subsidiary asset and lower interest expense due to decreased borrowings under the Wells Fargo line of credit.

        Income tax expense (benefit).    We recorded an income tax expense of $132,000 for fiscal year 2013, as compared to an income tax benefit of $2.1 million for fiscal year 2012. The income tax expense is attributable to higher pre-tax income in fiscal year 2013. For further discussion of our income tax provision, see Note 12 "—Income Taxes" of notes to our consolidated financial statements.

        Net (loss) income.    As a result of the above factors, our net income was $2.6 million for fiscal year 2013, as compared to a net loss of $17.3 million for fiscal year 2012.

Fiscal Year 2012 Compared to Fiscal Year 2011

        Contract revenue.    Our contract revenue was $93.4 million for fiscal year 2012, with $34.0 million attributable to the Engineering Services segment, $45.5 million attributable to the Energy Efficiency Services segment, $9.8 million attributable to the Public Finance Services segment, and $4.1 million attributable to the Homeland Security Services segment. Consolidated contract revenue decreased $13.7 million, or 12.8%, to $93.4 million for fiscal year 2012 from $107.2 million in the fiscal year ended December 30, 2011. This decrease was due primarily to a decrease of $12.2 million, or 21.1%, in contract revenue for the Energy Efficiency Services segment. Contract revenue for the Engineering Services segment increased by $0.2 million, or 0.5%, to $34.0 million for fiscal year 2012 from $33.9 million for the fiscal year ended December 30, 2011. Contract revenue in the Homeland Security Services segment decreased by $1.8 million, or 30.7%, to $4.1 million for fiscal year 2012 from $5.9 million for the fiscal year ended December 30, 2011. Contract revenue for our Public Finance Services segment increased by $0.1 million, or 1.0%, to $9.8 million for fiscal year 2012 from $9.7 million for the fiscal year ended December 30, 2011.

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

        Direct costs of contract revenue.    Direct costs of contract revenue were $59.0 million for fiscal year 2012, with $18.8 million attributable to the Engineering Services segment, $34.6 million attributable to the Energy Efficiency Services segment, $3.4 million attributable to the Public Finance Services segment, and $2.2 million attributable to the Homeland Security Services segment. Overall, direct costs of contract revenue decreased by $5.8 million, or 8.9%, to $59.0 million for fiscal year 2012 from $64.7 million for the fiscal year ended December 30, 2011. This decrease is primarily attributable to a decrease in direct costs within our Energy Efficiency Services segment of $6.4 million, or 15.7%, as a result of delays in the renewal of contracts for the provision of these services. Direct costs of contract revenue also decreased by $0.8 million, or 26.3%, in our Homeland Solutions Services segment. These decreases were partially offset by increases of $1.1 million, or 6.0%, and $0.4 million, or 12.8%, respectively, in our Engineering Services and Public Finance Services segments. Direct costs of contract revenue as a percentage of contract revenue for fiscal year 2012 increased to 63.1% from 60.4% for the fiscal year ended December 30, 2011.

        Direct costs decreased primarily as a result of decreases in salaries and wages and subcontractor services and other direct costs of $2.5 million and $3.3 million, respectively. Salaries and wages categorized as direct costs of contract revenue decreased as a result of decreased chargeability of labor and decreased headcount. Salaries and wages as a percentage of contract revenue remained relatively constant in the 2012 period as compared to the 2011 period. Subcontractor services and other direct costs increased to 38.2% of contract revenue for fiscal year 2012 from 36.4% of contract revenue for the fiscal year ended December 30, 2011. Subcontractor costs declined because of a reduction in activity within our Energy Efficiency Services segment as a result of delays in the renewal of contracts for the provision of energy efficiency related projects.

        General and administrative expenses.    General and administrative expenses increased by $14.7 million, or 37.7%, to $53.7 million for fiscal year 2012 from $39.0 million for the fiscal year ended December 30, 2011. This was due primarily to an increase of $16.8 million in the general and administrative expenses of the Energy Efficiency Services segment, partially offset by decreases of $0.3 million, $0.1 million and $1.0 million in the general and administrative expenses of the Engineering Services, Public Finance Services and Homeland Security Services segments, respectively. Unallocated corporate expenses decreased by $0.7 million. General and administrative expenses as a percentage of contract revenue increased to 57.5% for fiscal year 2012 from 36.4% for the fiscal year ended December 30, 2011.

        The increase in general and administrative expenses primarily resulted from a $15.2 million goodwill impairment charge we recognized relating to our Energy Efficiency Services segment. See "—Components of Income and Expense—Goodwill." General and administrative expenses for fiscal year 2012 also included decreases of $0.2 million from salaries and wages, payroll taxes and employee benefits, $0.2 million as a result of a decrease in depreciation and amortization charges, and $0.1 million from other general and administrative expenses.

        (Loss) income from operations.    As a result of the above factors, our operating loss was $19.3 million for fiscal year 2012 as compared to operating income of $3.4 million for the fiscal year ended December 30, 2011. Loss from operations, as a percentage of contract revenue, was 20.6% for fiscal year 2012, while income from operations, as a percentage of contract revenue, was 3.2% for the fiscal year ended December 30, 2011.

        Other (expense) income.    Other expense was $128,000 for fiscal year 2012 as compared to other expense of $71,000 for the fiscal year ended December 30, 2011. The increase is primarily the result of higher interest expense due to increased borrowings under our line of credit.

        Income tax (benefit) expense.    We recorded an income tax benefit of $2.1 million for fiscal year 2012, as compared to an income tax expense of $1.5 million for the fiscal year ended December 30, 2011. The income tax benefit is attributable to the $15.2 million of goodwill impairment included in our pretax loss for fiscal year 2012, offset by a valuation allowance of $5.5 million due to the uncertainty of realization of net deferred tax assets after the reduction of deferred tax liabilities associated with the goodwill impairment. The effective tax rates for fiscal year 2012 differ from the U.S. tax statutory rate of 35% primarily due to state income tax rates, permanent items that are not deductible for U.S. tax purposes, and the establishment of the valuation allowance during fiscal year 2012. For further discussion of our income tax provision, see Note 12 "—Income Taxes" of notes to our consolidated financial statements.

        Net (loss) income.    As a result of the above factors, our net loss was $17.3 million for fiscal year 2012, compared to net income of $1.8 million for the fiscal year ended December 30, 2011.

Liquidity and Capital Resources

        As of December 27, 2013, we had $8.1 million of cash and cash equivalents, including restricted cash. Our primary source of liquidity is cash generated from operations. We also have a revolving line of credit with BMO Harris Bank, N.A., which matures on March 24, 2016. While we believe that our cash and cash equivalents on hand, cash generated by operating activities and available borrowings under our revolving line of credit will be sufficient to finance our operating activities for at least the next 12 months, if we do experience a cash flow shortage, we may have difficulty obtaining additional funds on favorable terms, if at all, in order to meet obligations as they come due in the normal course of business.

  Cash Flows from Operating Activities

        Cash flows provided by operating activities were $1.2 million for fiscal year 2013, as compared to cash flows provided by operating activities of $5.3 million in fiscal year 2012 and cash flows used in operating activities of $0.7 million for fiscal year 2011. Our cash flows provided by operating activities for fiscal year 2013 resulted from a decrease in accounts payable and an increase in costs and estimated earnings in excess of billing on uncompleted contracts, partially offset by a decrease in accounts receivable and an increase in accrued liabilities. Our cash flows provided by operating activities for fiscal year 2012 were higher than for fiscal year 2011 despite lower contract revenue due primarily to decreases in costs and estimated earnings in excess of billings on uncompleted contracts and accounts receivable, and an increase in billings in excess of costs and estimated earnings on uncompleted contracts. In fiscal year 2012, these items were partially offset by decreases in accrued liabilities and accounts payable. Our cash flows used in operating activities for fiscal year 2011 primarily resulted from increases in accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts, partially offset by increases in accounts payable and accrued liabilities. Our cash flows from operating activities were also reduced by non-cash revenue of $0.9 million from a subcontractor settlement for fiscal year 2011.

  Cash Flows from Investing Activities

        Cash flows used in investing activities were $0.3 million for each of fiscal years 2013 and 2012. Cash flows used in investing activities were $3.1 million for fiscal year 2011. There were no payments related to business acquisitions in fiscal years 2013 or 2012, compared to $2.7 million for fiscal year 2011. These payments were made in accordance with the provisions of the stock purchase agreement for the 2008 purchase of Willdan Energy Solutions. Aside from payments for business acquisitions, our cash used in investing activities primarily related to the purchase of equipment and leasehold improvements.

  Cash Flows from Financing Activities

        Cash flows used in financing activities were $2.8 million for fiscal year 2013, as compared to cash flows provided by financing activities of $2.1 million and $0.2 million for fiscal years 2012 and 2011, respectively. The net cash flows used in financing activities for fiscal year 2013 increased by $4.9 million from fiscal year 2012 primarily due to a decrease in net borrowings under our line of credit during fiscal year 2013. The net cash flows provided by financing activities in fiscal year 2012 were primarily attributable to borrowings under our revolving line of credit, partially offset by repayments of our revolving line of credit and changes in the excess of outstanding checks over bank balance. The net cash flows provided by financing activities in fiscal 2011 were primarily attributable to changes in the excess of outstanding checks over bank balance and proceeds from notes payable, partially offset by repayments of our revolving line of credit.

  Outstanding Indebtedness

        On March 20, 2014, we amended our credit agreement with Wells Fargo Bank N.A. to reduce the size of the facility from $5.0 million to $75,905 and extended its maturity from April 1, 2014 to June 1, 2014. There were no outstanding borrowings under this agreement as of December 27, 2013 and we were in compliance with each of our covenants under the Wells Fargo credit agreement as of

December 27, 2013. We amended the Wells Fargo credit facility in connection with entering into a new credit facility with BMO Harris Bank, N.A. ("BMO"). We have financed, from time to time, insurance premiums by entering into unsecured notes payable with insurance companies. During our annual insurance renewals in the fourth quarter of our fiscal year ended December 27, 2013, we elected to finance our insurance premiums for the upcoming fiscal year.

        We currently have a revolving credit agreement with BMO Harris Bank, N.A. ("BMO"), which was entered into on March 24, 2014 and became effective as of March 24, 2014. Our credit agreement with BMO provides for a $7.5 million revolving line of credit, including a $5.0 million standby letter of credit sub-facility and a $2.5 million secured term loan, and matures on March 24, 2016. Loans made under the revolving line of credit will accrue interest at either (i) a floating rate equal to 0.75% above the base rate in effect from time to time or (ii) a floating rate equal to 1.75% above LIBOR, with the interest rate to be selected by us.

        Borrowings under the revolving line of credit are guaranteed by all of our subsidiaries (the "Guarantors") and secured by all of our and the Guarantors' accounts receivable and other rights to payment, general intangibles, inventory and equipment. Pursuant to the credit agreement, we also must pay a fee of up to 0.3% on unused commitments and customary fees on any letters of credit drawn under the facility.

        The credit agreement contains customary representations and affirmative covenants, including financial covenants that require us to maintain (i) a maximum total leverage ratio, measured as total funded debt (measured as the sum of all obligations for borrowed money, including subordinated debt, plus all capital lease obligations) plus capital leases plus financial letters of credit divided by a trailing twelve month EBITDA (as defined in the credit agreement) measured on a rolling basis) of not more than 2.00; (ii) a minimum fixed charge coverage ratio (measured as the sum of EBITDA plus rent expense less unfinanced capital expenditures divided by the sum of rent expense plus principal payments plus cash taxes plus cash interest plus restricted payments plus distributions) of not less than 1.25; and (iii) a minimum tangible net worth of at least 85% of actual tangible net worth for the last financial statements received prior to the closing date of the agreement, with step ups in an amount equal to 50% of net income (if positive) for each fiscal quarter ending thereafter (no add-back for losses).

        The credit agreement also includes customary negative covenants, including (i) restrictions on the incurrence of additional indebtedness by us or the Guarantors other than indebtedness existing on the date of the credit agreement, (ii) restrictions on the total consideration for all permitted acquisitions (including potential future earn-out obligations) shall not exceed $2.5 million during the term of the agreement and the total consideration for any individual permitted acquisition shall not exceed $750,000 without BMO's consent, and (iii) limitations on asset sales, mergers and acquisitions. In addition, the credit agreement includes customary events of default. Upon the occurrence of an event of default, the interest rate may be increased by 2.0%, BMO has the option to make any loans then outstanding under the credit agreement immediately due and payable, and BMO is no longer obligated to extend further credit to us under the credit agreement.

        Loans made under the Wells Fargo credit facility during fiscal year 2013 accrued interest at a floating rate of LIBOR plus 2.25%. We also were required to pay a 0.25% fee on unused commitments and customary fees on any letters of credit drawn under the facility. There were no outstanding borrowings under the Wells Fargo credit facility as of December 27, 2013 and we were in compliance with each of our covenants under the Wells Fargo credit agreement as of December 27, 2013.

  Contractual Obligations

        We have certain cash obligations and other commitments which will impact our short- and long-term liquidity. At December 27, 2013, such obligations and commitments consisted of long-term debt, operating leases and capital leases. The following table sets forth our contractual obligations as of December 27, 2013:

Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Long term debt(1)	$517,000	$517,000	$—	$—	$—
Operating leases	3,989,000	2,848,000	1,141,000	—	—
Capital leases	269,000	159,000	110,000	—	—

Total contractual cash obligations	$4,775,000	$3,524,000	$1,251,000	$—	$—

(1)
Long-term debt includes principal and interest payments under our debt agreements assuming no additional borrowings or principal payments and includes borrowings under our line of credit.

  Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

New Accounting Pronouncements

        In July 2013, the FASB issued guidance that requires entities to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward when settlement in this manner is available under the tax law and we intend to use the deferred tax asset for that purpose. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 2013. We are currently evaluating the impact the adoption of this standard will have on our consolidated financial statements.

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

        We had cash and cash equivalents of $8.1 million as of December 27, 2013. This amount includes $5.0 million invested in the Wells Fargo Collateral Investment account, $1.1 million invested in the Wells Fargo Stage Coach Sweep Investment Account and $1.0 million invested in the Wells Fargo Money Market Mutual Fund. The balance of $1.0 million represents cash on hand in business checking accounts. Although these investments are subject to variable interest rates, we do not believe we are subject to significant market risk for these short-term investments.

        We do not engage in trading activities and do not participate in foreign currency transactions or utilize derivative financial instruments. As of December 27, 2013, we had no outstanding debt under the Wells Fargo revolving credit facility.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements and related financial information, as listed under Item 15, appear in a separate section of this annual report beginning on page F-1.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        There were no changes in and/or disagreements with accountants on accounting and financial disclosure during the year ended December 27, 2013.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures defined in Rule 13a-15(e) under the Exchange Act, as controls and other procedures that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer, Thomas Brisbin, and our Chief Financial Officer, Stacy McLaughlin, as appropriate to allow timely decisions regarding required disclosure.

        In connection with the preparation of this Annual Report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 27, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, as of December 27, 2013. No change in our internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 27, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (1992 Framework). Our management has concluded that, as of December 27, 2013, our internal control over financial reporting was effective based on these criteria.

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

Changes in Internal Controls

        Based on our evaluation carried out in accordance with SEC Rule 15d-15(b) under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we concluded that there were no changes during the fourth fiscal quarter of 2013 of our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

 PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this item is incorporated by reference to Willdan Group, Inc.'s Proxy Statement for its 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the Company's 2013 fiscal year.

        We have posted our Code of Ethical Conduct on our website, www.willdan.com, under the heading "Investors—Corporate Governance." The Code of Ethical Conduct applies to our Chief Executive Officer and Chief Financial Officer. Upon request and free of charge, we will provide any person with a copy of the Code of Ethical Conduct. See "Item 1. Business—Available Information."

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this item is incorporated by reference to Willdan Group, Inc.'s Proxy Statement for its 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the Company's 2013 fiscal year.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

        The information required by this item is incorporated by reference to Willdan Group, Inc.'s Proxy Statement for its 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the Company's 2013 fiscal year.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is incorporated by reference to Willdan Group, Inc.'s Proxy Statement for its 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the Company's 2013 fiscal year.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item is incorporated by reference to Willdan Group, Inc.'s Proxy Statement for its 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the Company's 2013 fiscal year.

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
10.1	*	Credit Agreement, dated March 24, 2014, between Willdan Group, Inc. and BMO Harris Bank, National Association
10.2	*
Form of Delayed Draw Term Note for $2,500,000, dated as of March 24, 2014, by Willdan Group, Inc. in favor of BMO Harris Bank, N.A. (included as Exhibit C-1 to the Credit Agreement with BMO Harris Bank, N.A., filed as Exihibit 10.1)
10.3	*
Revolving Line of Credit Note for $7,500,000, dated as of March 24, 2014, by Willdan Group, Inc. in favor of BMO Harris Bank, National Association (included as Exhibit C-2 to the Credit Agreement with BMO Harris Bank, N.A., filed as Exhibit 10.1)

Exhibit Number		Exhibit Description
10.4	*^	Security Agreement, dated as of March 24, 2014, between Willdan Group, Inc. and BMO Harris Bank, National Association
10.5	†	Willdan Group, Inc. 2006 Stock Incentive Plan(1)
10.6	†	Form of Incentive Stock Option Agreement(1)
10.7	†	Form of Non-Qualified Stock Option Agreement(1)
10.8	†	Amended and Restated Willdan Group, Inc. 2006 Employee Stock Purchase Plan(4)
10.9	†	Form of Indemnification Agreement between Willdan Group, Inc. and its Directors and Officers(1)
10.10	†	Offer Letter from Willdan Group, Inc. to Daniel Chow dated October 29, 2008 and accepted November 9, 2008(5)
10.11		Employment Agreement, dated as of May 3, 2011 by and between Willdan Group, Inc. and Thomas D. Brisbin(6)
10.12		Employment Agreement, dated as of May 3, 2011 by and between Willdan Group, Inc. and Marc Tipermas(6)
10.13	†	Willdan Group, Inc. 2008 Performance Incentive Plan(7)
10.14
Agreement for Small Business Direct Install Program, dated July 2, 2012, between Consolidated Edison Company of New York, Inc. and Willdan Energy Solutions (portions of this exhibit have been omitted pursuant to a request for confidential treatment)(8)
14.1		Code of Ethical Conduct of Willdan Group, Inc.(4)
21.1	*	Subsidiaries of Willdan Group, Inc.
23.1	*	Consent of Independent Registered Public Accounting Firm
24.1	*	Power of Attorney (included on signature page hereto)
31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 27, 2013 and December 28, 2012; (ii) the Consolidated Statements of Operations for each of the fiscal years in the three-year period ended December 27, 2013; (iii) the Consolidated Statements of Stockholders' Equity for each of the fiscal years in the three-year period ended December 27, 2013; (iv) the Consolidated Statement of Cash Flows for each of the fiscal years in the three-year period ended December 27, 2013; and (v) the Notes to the Consolidated Financial Statements.

*
Filed herewith.

^
Indicates that certain information contained herein has been omitted and confidentially submitted separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to the omitted portions.

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

(7)
Incorporated by reference to Willdan Group, Inc.'s Proxy Statement for its 2012 Annual Meeting of Stockholders, filed with the Securities and Exchange Commission on April 18, 2012.

(8)
Incorporated by reference to Willdan Group, Inc.'s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 8, 2011.

SIGNATURES AND CERTIFICATIONS

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Anaheim, State of California, on March 25, 2014.

WILLDAN GROUP, INC.
/s/ STACY B. MCLAUGHLIN Stacy B. McLaughlin Chief Financial Officer and Vice President Date: March 25, 2014

        KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Stacy McLaughlin his/her attorney-in-fact, with the power of substitution, for him/her in any and all capacities, to sign any amendments to this Report on Form 10-K and to file the same, with Exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or substitute or substitutes may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS D. BRISBIN Thomas D. Brisbin	Director, President and Chief Executive Officer (chief executive officer)	March 25, 2014
/s/ STACY B. MCLAUGHLIN Stacy B. McLaughlin	Chief Financial Officer and Vice President (chief financial officer and chief accounting officer)	March 25, 2014
/s/ WIN WESTFALL Win Westfall	Director	March 25, 2014
/s/ KEITH W. RENKEN Keith W. Renken	Director	March 25, 2014
/s/ JOHN M. TOUPS John M. Toups	Director	March 25, 2014
/s/ RAYMOND W. HOLDSWORTH Raymond W. Holdsworth	Director	March 25, 2014
/s/ DOUGLAS J. MCEACHERN Douglas J. McEachern	Director	March 25, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Willdan Group, Inc.

        We have audited the accompanying consolidated balance sheets of Willdan Group, Inc. and subsidiaries (the "Company") as of December 27, 2013 and December 28, 2012, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 27, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Willdan Group, Inc. and subsidiaries as of December 27, 2013 and December 28, 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 27, 2013, in conformity with U.S. generally accepted accounting principles.

                      /s/ Ernst & Young LLP

Los Angeles, California
March 25, 2014

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 27, 2013	December 28, 2012
Assets
Current assets:
Cash and cash equivalents, including restricted cash of $5,000,000 at December 27, 2013	$8,134,000	$10,006,000
Accounts receivable, net of allowance for doubtful accounts of $385,000 and $303,000 at December 27, 2013 and December 28, 2012, respectively	13,167,000	15,484,000
Costs and estimated earnings in excess of billings on uncompleted contracts	9,635,000	9,860,000
Other receivables	212,000	95,000
Prepaid expenses and other current assets	2,377,000	1,782,000

Total current assets	33,525,000	37,227,000
Equipment and leasehold improvements, net	691,000	979,000
Other intangible assets, net	—	12,000
Other assets	333,000	307,000
Deferred income taxes, net of current portion	3,688,000	3,452,000

Total assets	$38,237,000	$41,977,000

Liabilities and Stockholders' Equity
Current liabilities:
Excess of outstanding checks over bank balance	$1,473,000	$1,188,000
Borrowings under line of credit	—	3,000,000
Accounts payable	3,957,000	6,983,000
Accrued liabilities	5,808,000	5,306,000
Billings in excess of costs and estimated earnings on uncompleted contracts	2,247,000	3,419,000
Current portion of notes payable	517,000	628,000
Current portion of capital lease obligations	129,000	152,000
Current portion of deferred income taxes	3,688,000	3,452,000

Total current liabilities	17,819,000	24,128,000
Capital lease obligations, less current portion	85,000	124,000
Deferred lease obligations	120,000	374,000

Total liabilities	18,024,000	24,626,000

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized; 7,375,000 and 7,335,000 shares issued and outstanding at December 27, 2013 and December 28, 2012, respectively	74,000	73,000
Additional paid-in capital	34,654,000	34,423,000
Accumulated deficit	(14,515,000)	(17,145,000)

Total stockholders' equity	20,213,000	17,351,000

Total liabilities and stockholders' equity	$38,237,000	$41,977,000

See accompanying notes to consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year
	2013	2012	2011
Contract revenue	$85,510,000	$93,443,000	$107,165,000

Direct costs of contract revenue (exclusive of depreciation and amortization shown separately below):
Salaries and wages	24,098,000	23,218,000	25,714,000
Subcontractor services and other direct costs	24,831,000	35,741,000	39,013,000

Total direct costs of contract revenue	48,929,000	58,959,000	64,727,000

General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	20,555,000	22,421,000	22,594,000
Facilities and facility related	4,654,000	4,871,000	4,875,000
Stock-based compensation	150,000	227,000	201,000
Depreciation and amortization	517,000	671,000	877,000
Lease abandonment, net	30,000	26,000	2,000
Impairment of goodwill	—	15,208,000	—
Other	8,067,000	10,315,000	10,488,000

Total general and administrative expenses	33,973,000	53,739,000	39,037,000

Income (loss) from operations	2,608,000	(19,255,000)	3,401,000

Other income (expense):
Interest income	10,000	6,000	5,000
Interest expense	(94,000)	(106,000)	(77,000)
Other, net	238,000	(28,000)	1,000

Total other income (expense), net	154,000	(128,000)	(71,000)

Income (loss) before income taxes	2,762,000	(19,383,000)	3,330,000
Income tax expense (benefit)	132,000	(2,083,000)	1,500,000

Net income (loss)	$2,630,000	$(17,300,000)	$1,830,000

Earnings (loss) per share:
Basic	$0.36	$(2.37)	$0.25

Diluted	$0.35	$(2.37)	$0.24

Weighted-average shares outstanding:
Basic	7,355,000	7,310,000	7,262,000
Diluted	7,495,000	7,310,000	7,485,000

See accompanying notes to consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock			Retained Earnings/ (Accumulated Deficit)
			Additional Paid-in Capital
	Shares	Amount			Total
Balances at December 31, 2010	7,246,000	$72,000	$33,765,000	$(1,675,000)	$32,162,000
Shares of common stock issued in connection with employee stock purchase plan	25,000	1,000	92,000	—	93,000
Shares of common stock issued in connection with employee stock option exercise	3,000	—	7,000	—	7,000
Stock-based compensation	—	—	201,000	—	201,000
Net income	—	—	—	1,830,000	1,830,000

Balances at December 30, 2011	7,274,000	73,000	34,065,000	155,000	34,293,000
Shares of common stock issued in connection with employee stock purchase plan	56,000	—	120,000	—	120,000
Shares of common stock issued in connection with employee stock option exercise	5,000	—	11,000	—	11,000
Stock-based compensation	—	—	227,000	—	227,000
Net loss	—	—	—	(17,300,000)	(17,300,000)

Balances at December 28, 2012	7,335,000	73,000	34,423,000	(17,145,000)	17,351,000
Shares of common stock issued in connection with employee stock purchase plan	31,000	1,000	72,000	—	73,000
Shares of common stock issued in connection with employee stock option exercise	9,000	—	9,000	—	9,000
Stock-based compensation	—	—	150,000	—	150,000
Net income	—	—	—	2,630,000	2,630,000

Balances at December 27, 2013	7,375,000	$74,000	$34,654,000	$(14,515,000)	$20,213,000

See accompanying notes to consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year
	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$2,630,000	$(17,300,000)	$1,830,000
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Non-cash revenue from subcontractor settlement	—	—	(902,000)
Depreciation and amortization	585,000	737,000	944,000
Deferred income taxes	—	(2,249,000)	1,465,000
Goodwill impairment	—	15,208,000	—
Lease abandonment expense, net	30,000	26,000	2,000
(Gain) loss on sale of equipment	(6,000)	18,000	2,000
Provision for doubtful accounts	101,000	673,000	209,000
Stock-based compensation	150,000	227,000	201,000
Changes in operating assets and liabilities:
Accounts receivable	2,216,000	625,000	(2,507,000)
Costs and estimated earnings in excess of billings on uncompleted contracts	225,000	10,812,000	(8,427,000)
Other receivables	(117,000)	80,000	1,000
Prepaid expenses and other current assets	(595,000)	(58,000)	(10,000)
Other assets	(26,000)	76,000	24,000
Accounts payable	(3,026,000)	(1,199,000)	2,802,000
Accrued liabilities	502,000	(4,886,000)	4,206,000
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,172,000)	2,667,000	(289,000)
Deferred lease obligations	(284,000)	(186,000)	(234,000)

Net cash provided by (used in) operating activities	1,213,000	5,271,000	(683,000)

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(306,000)	(359,000)	(395,000)
Proceeds from sale of equipment	27,000	20,000	6,000
Payments related to business acquisitions	—	—	(2,733,000)

Net cash used in investing activities	(279,000)	(339,000)	(3,122,000)

Cash flows from financing activities:
Changes in excess of outstanding checks over bank balance	285,000	(589,000)	554,000
Payments on notes payable	(621,000)	(663,000)	(211,000)
Proceeds from notes payable	510,000	614,000	667,000
Borrowings under line of credit	—	11,663,000	33,965,000
Repayments of line of credit	(3,000,000)	(8,919,000)	(34,709,000)
Principal payments on capital leases	(62,000)	(164,000)	(202,000)
Proceeds from stock option exercise	9,000	11,000	7,000
Proceeds from sales of common stock under employee stock purchase plan	73,000	120,000	93,000

Net cash (used in) provided by financing activities	(2,806,000)	2,073,000	164,000

Net (decrease) increase in cash and cash equivalents	(1,872,000)	7,005,000	(3,641,000)
Cash and cash equivalents, including restricted cash, at beginning of the year	10,006,000	3,001,000	6,642,000

Cash and cash equivalents, including restricted cash, at end of the year	$8,134,000	$10,006,000	$3,001,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$100,000	$106,000	$77,000
Income taxes	324,000	139,000	139,000
Supplemental disclosures of noncash investing and financing activities:
Equipment acquired under capital leases	$87,000	$151,000	$247,000

See accompanying notes to consolidated financial statements

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years 2013, 2012 and 2011

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

  Fiscal Years

        The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to December 31, with consideration of business days. Our fiscal year ended December 27, 2013 contained 52 weeks. Fiscal years 2012 and 2011 contained 52 weeks. All references to years in the notes to consolidated financial statements represent fiscal years.

  Cash, Cash Equivalents and Liquid Investments

        All highly liquid investments purchased with a remaining maturity of three months or less are considered to be cash equivalents. Outstanding checks in excess of cash on deposit have been classified as current liabilities. Cash and cash equivalents, including restricted cash consisted of the following:

	December 27, 2013	December 28, 2012
Wells Fargo Stage Coach Sweep Investment Account	$1,103,000	$8,484,000
Wells Fargo Money Market Mutual Fund	1,002,000	1,001,000
Wells Fargo Advantage Heritage Fund	48,000	48,000
Wells Fargo Collateral Investment Account	5,003,000	—
Cash on hand in business checking accounts	978,000	473,000

	$8,134,000	$10,006,000

        The Company's balance of $5.0 million in the Wells Fargo Collateral Investment Account represents restricted cash. The Company from time to time may be exposed to credit risk with its bank

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2013, 2012 and 2011

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

deposits in excess of the FDIC insurance limits and with uninsured money market investments. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

  Fair Value of Financial Instruments

        As of December 27, 2013 and December 28, 2012, the carrying amounts of the Company's cash, cash equivalents, including restricted cash, accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, other receivables, prepaid expenses and other current assets, excess of outstanding checks over bank balance, accounts payable, accrued liabilities and billings in excess of costs and estimated earnings on uncompleted contracts, approximate their fair values because of the relatively short period of time between the origination of these instruments and their expected realization or payment. The carrying amounts of debt obligations approximate their fair values since the terms are comparable to terms currently offered by local lending institutions for loans of similar terms to companies with comparable credit risk.

  Segment Information

        Willdan Group, Inc. ("WGI") is a holding company with six wholly owned subsidiaries. The Company presents segment information externally consistent with the manner in which the Company's chief operating decision maker reviews information to assess performance and allocate resources. WGI performs administrative functions on behalf of its subsidiaries, such as treasury, legal, accounting, information systems, human resources and certain business development activities, and earns revenue that is only incidental to the activities of the enterprise. As a result, WGI does not meet the definition of an operating segment. Three of the six WGI subsidiaries are aggregated into one reportable segment as they have similar economic characteristics including the nature of services, the methods used to provide services and the type of customers. The remaining three subsidiaries each comprise separate reporting segments. See Note 13.

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

Fiscal Years 2013, 2012 and 2011

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        Direct costs of contract revenue consist primarily of that portion of technical and nontechnical salaries and wages that has been incurred in connection with revenue producing projects. Direct costs of contract revenue also include production expenses, subcontractor services and other expenses that are incurred in connection with revenue producing projects.

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

        Included in revenue and costs are all reimbursable costs for which the Company has the risk or on which the fee was based at the time of bid or negotiation. No revenue or cost is recorded for costs in which the Company acts solely in the capacity of an agent and has no risks associated with such costs.

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

Fiscal Years 2013, 2012 and 2011

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Fiscal Years 2013, 2012 and 2011

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

Fiscal Years 2013, 2012 and 2011

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

  New Accounting Pronouncements

        In July 2013, the FASB issued guidance that requires entities to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward when settlement in this manner is available under the tax law and the Company intends to use the deferred tax asset for that purpose. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 2013. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.

3. BUSINESS COMBINATION

        On June 9, 2008, the Company acquired all of the outstanding stock of Willdan Energy Solutions, formerly known as Intergy Corporation, a California-based consulting company that assists companies, institutions and agencies with planning and implementing their energy efficiency, water conservation and renewable energy strategies. The acquisition cost recorded by the Company as of December 27, 2013 was $17.9 million, consisting of $9.9 million in cash paid at closing, a $0.2 million net asset value adjustment, a guaranteed payment of $1.0 million in cash paid in June 2009, an earn-out payment of $1.3 million paid in August 2009, an earn-out payment of $2.1 million paid in September 2010, an earn-out payment of $2.7 million paid in August 2011 and $0.7 million in transaction costs. The earn-out payments were required because Willdan Energy Solutions achieved certain financial targets over the relevant periods. The Company recorded $15.2 million of goodwill in connection with the acquisition, and as of December 28, 2012, this entire goodwill amount has been written off (See Note 4).

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2013, 2012 and 2011

4. GOODWILL AND OTHER INTANGIBLE ASSETS

        As of December 27, 2013, the Company had no goodwill.

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

        The additions to goodwill in fiscal 2011 for Energy Solutions related to the $2.7 million earn-out payment in August 2011. As of December 30, 2011, the Company had $15.2 million of goodwill, all of which related to the Energy Solutions reporting unit, which comprises the Energy Efficiency Services reporting segment. In fiscal 2012, the Company had $15.2 million of goodwill, all of which related to the Energy Solutions reporting unit, which comprises the Energy Efficiency Services reporting segment. During the second quarter of 2012, the Company determined that a quantitative assessment of its goodwill was warranted for the Energy Solutions reporting unit. This assessment indicated that the estimated fair value of the Energy Solutions reporting unit was less than its carrying value. The Company further determined that all of the remaining goodwill for the Energy Solutions reporting unit was impaired and recognized an impairment charge of $15.2 million. The income approach was based on the present value of projected cash flows during the holding period and disposition of the reporting unit at the end of the final year of the assumed holding period. The market approach was based on a multiple of earnings before interest, taxes, depreciation and amortization ("EBITDA") utilizing publicly available EBITDA multiples for similar companies. The terminal sales value computed in the income approach was also based on a multiple of projected EBITDA for the last year of the assumed holding period.

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2013, 2012 and 2011

4. GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

        The goodwill balances included in the accompanying consolidated balance sheets consist of the following:

	Reporting Units
	Energy Solutions	Financial Services	Homeland Security Services	Total
December 28, 2012:
Goodwill	$15,208,000	$2,763,000	$148,000	$18,119,000
Accumulated impairment	(15,208,000)	(2,763,000)	(148,000)	(18,119,000)

	$—	$—	$—	$—

December 30, 2011:
Goodwill	$15,208,000	$2,763,000	$148,000	$18,119,000
Accumulated impairment	—	(2,763,000)	(148,000)	(2,911,000)

	$15,208,000	$—	$—	$15,208,000

        The gross amounts and accumulated amortization of the Company's acquired identifiable intangible assets with finite useful lives as of December 27, 2013 and December 28, 2012, included in intangible assets, net in the accompanying consolidated balance sheets, were as follows:

	December 27, 2013		December 28, 2012
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization	Amortization Period (yrs)
Backlog	$920,000	$920,000	$920,000	$920,000	1
Training materials/courses	282,000	282,000	282,000	270,000	5
Non-compete agreements	30,000	30,000	30,000	30,000	3

	$1,232,000	$1,232,000	$1,232,000	$1,220,000

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

        For the years ended December 27, 2013, December 28, 2012 and December 30, 2011, the Company's amortization expense for acquired identifiable intangible assets with finite useful lives was $12,000, $37,000 and $46,000, respectively. There is no estimated future amortization expense for acquired identifiable intangible assets.

5. EARNINGS PER SHARE ("EPS")

        Basic EPS is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted EPS is computed by dividing net income (loss) by the weighted-average number of common shares outstanding and dilutive potential

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2013, 2012 and 2011

5. EARNINGS PER SHARE ("EPS") (Continued)

common shares for the period. Potential common shares include the weighted-average dilutive effects of outstanding stock options using the treasury stock method.

        The following table sets forth the number of weighted-average shares used to compute basic and diluted EPS:

	Fiscal Year
	2013	2012	2011
Net income (loss)	$2,630,000	$(17,300,000)	$1,830,000

Weighted-average common shares outstanding	7,355,000	7,310,000	7,262,000
Effect of dilutive stock options and unvested restricted stock	140,000	—	223,000

Weighted-average common stock outstanding-diluted	7,495,000	7,310,000	7,485,000

Earnings (loss) per share:
Basic	$0.36	$(2.37)	$0.25

Diluted	$0.35	$(2.37)	$0.24

        For the fiscal year ended December 27, 2013, 459,000 options were excluded from the calculation of dilutive potential common shares, compared to 654,000 and 304,000 options, for fiscal 2012 and fiscal 2011, respectively. These options were not included in the computation of dilutive potential common shares because the assumed proceeds per share exceeded the average market price per share for the 2013 period. Accordingly, the inclusion of these options would have been anti-dilutive. For periods in which the Company incurs net losses, dilutive potential common shares are excluded as they would be anti-dilutive.

6. ACCOUNTS RECEIVABLE

        Accounts receivable consisted of the following at December 27, 2013 and December 28, 2012:

	December 27, 2013	December 28, 2012
Billed	$12,879,000	$15,145,000
Unbilled	9,635,000	9,860,000
Contract retentions	673,000	642,000

	23,187,000	25,647,000
Allowance for doubtful accounts	(385,000)	(303,000)

	$22,802,000	$25,344,000

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2013, 2012 and 2011

6. ACCOUNTS RECEIVABLE (Continued)

        The movements in the allowance for doubtful accounts consisted of the following for fiscal years 2013, 2012 and 2011:

	Fiscal Year
	2013	2012	2011
Balance as of the beginning of the year	$303,000	$421,000	$959,000
Provision for doubtful accounts	189,000	220,000	219,000
Write-offs of uncollectible accounts	(107,000)	(341,000)	(765,000)
Recoveries of accounts written off	—	3,000	8,000

Balance as of the end of the year	$385,000	$303,000	$421,000

        Billed accounts receivable represent amounts billed to clients that have yet to be collected. Unbilled accounts receivable represent revenue recognized but not yet billed pursuant to contract terms or accounts billed after the period end. Substantially all unbilled receivables as of December 27, 2013 and December 28, 2012 are or were expected to be billed and collected within twelve months of such date. Contract retentions represent amounts invoiced to clients where payments have been withheld pending the completion of certain milestones, other contractual conditions or upon the completion of the project. These retention agreements vary from project to project and could be outstanding for several months.

        Allowances for doubtful accounts have been determined through specific identification of amounts considered to be uncollectible and potential write-offs, plus a non-specific allowance for other amounts for which some potential loss has been determined to be probable based on current and past experience.

        As of December 27, 2013, one client accounted for 26% of outstanding receivables, as compared to 34% of the Company's outstanding receivables as of December 28, 2012.

7. EQUIPMENT AND LEASEHOLD IMPROVEMENTS

        Equipment and leasehold improvements consisted of the following at December 27, 2013 and December 28, 2012:

	December 27, 2013	December 28, 2012
Furniture and fixtures	$3,039,000	$3,163,000
Computer hardware and software	6,338,000	6,299,000
Leasehold improvements	776,000	769,000
Equipment under capital leases	831,000	808,000
Automobiles, trucks, and field equipment	533,000	495,000

	11,517,000	11,534,000
Accumulated depreciation and amortization	(10,826,000)	(10,555,000)

Equipment and leasehold improvements, net	$691,000	$979,000

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2013, 2012 and 2011

7. EQUIPMENT AND LEASEHOLD IMPROVEMENTS (Continued)

        Included in accumulated depreciation and amortization is $152,000 and $172,000 of amortization expense related to equipment held under capital leases in fiscal years 2013 and 2012, respectively.

8. ACCRUED LIABILITIES

        Accrued liabilities consisted of the following at December 27, 2013 and December 28, 2012:

	December 27, 2013	December 28, 2012
Accrued bonuses	$31,000	$52,000
Paid leave bank	1,243,000	1,288,000
Compensation and payroll taxes	749,000	729,000
Accrued legal	356,000	338,000
Accrued workers' compensation insurance	141,000	209,000
Accrued rent	367,000	356,000
Employee withholdings	343,000	215,000
Client deposits	232,000	88,000
Unvouchered accounts payable	2,282,000	1,800,000
Other	64,000	231,000

Total accrued liabilities	$5,808,000	$5,306,000

9. EQUITY PLANS

        As of December 28, 2012, the Company had two share-based compensation plans, which are described below. The Company may no longer grant awards under the 2006 Stock Incentive Plan. The compensation expense that has been recognized for stock options issued under these plans was $150,000, $227,000 and $201,000 for fiscal years 2013, 2012 and 2011, respectively.

2006 STOCK INCENTIVE PLAN

        In June 2006, the Company's board of directors adopted the 2006 Stock Incentive Plan ("2006 Plan") and it received stockholder approval. The Company re-submitted the 2006 Plan to its stockholders for post-IPO approval at the 2007 annual meeting of the stockholders and it was approved. The 2006 Plan will terminate ten years after the board of directors approved it and no additional awards were or will be granted under the 2006 Plan after the Company's shareholders approved the 2008 Plan (as defined below) in June 2008. The 2006 Plan had 300,000 shares of common stock reserved for issuance to the Company's directors, executives, officers, employees, consultants and advisors and currently has 193,500 shares of common stock reserved for issuance. Approximately 70,333 shares that were available for award grant purposes under the 2006 Plan have become available for grant under the 2008 Plan following shareholder approval of the 2008 Plan. Options granted under the 2006 Plan could be "non-statutory stock options" which expire no more than ten years from the date of grant or "incentive stock options" as defined in Section 422 of the Internal Revenue Code of 1986, as amended. Upon exercise of non-statutory stock options, the Company is generally entitled to a tax deduction on the exercise of the option for an amount equal to the excess over the exercise price of the fair market value of the shares at the date of exercise. The Company is generally not entitled to

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2013, 2012 and 2011

9. EQUITY PLANS (Continued)

any tax deduction on the exercise of an incentive stock option. Option awards provide for accelerated vesting if there is a change in control (as defined in the 2006 Plan). Through December 27, 2013, options granted, net of forfeitures and expirations, under the 2006 Plan consisted of 187,500 shares and 6,000 shares for incentive stock options and non-statutory stock options, respectively.

2008 PERFORMANCE INCENTIVE PLAN

        In March 2008, the Company's board of directors adopted the 2008 Performance Incentive Plan ("2008 Plan"), and it received stockholder approval at the 2008 annual meeting of the stockholders in June 2008. The 2008 Plan will terminate ten years after the board of directors approved it. At the 2010 and 2012 annual meetings of the stockholders, the stockholders approved 350,000 and 500,000 share increases, respectively, to the 2008 Plan. The maximum number of shares of the Company's common stock that may be issued or transferred pursuant to awards under the 2008 Plan can also be increased by any shares subject to stock options granted under the 2006 Plan and outstanding as of June 9, 2008 which expire, or for any reason are cancelled or terminated, after June 9, 2008 without being exercised. The 2008 Plan currently has 1,406,500 shares of common stock reserved for issuance. Awards authorized by the 2008 Plan include stock options, stock appreciation rights, restricted stock, stock bonuses, stock units, performance stock, and other share-based awards. No participant may be granted an option to purchase more than 100,000 shares in any fiscal year. Options generally may not be granted with exercise prices less than fair market value at the date of grant, with vesting provisions and contractual terms determined by the compensation committee of the board of directors on a grant-by-grant basis. Options granted under the 2008 Plan may be "nonqualified stock options" or "incentive stock options" as defined in Section 422 of the Internal Revenue Code of 1986, as amended. The maximum term of each option shall be 10 years. Upon exercise of nonqualified stock options, the Company is generally entitled to a tax deduction on the exercise of the option for an amount equal to the excess over the exercise price of the fair market value of the shares at the date of exercise. The Company is generally not entitled to any tax deduction on the exercise of an incentive stock option. Option awards provide for accelerated vesting if there is a change in control (as defined in the 2008 Plan). Through December 27, 2013, options granted, net of forfeitures and exercises, under the 2008 Plan consisted of 408,833 shares, 376,000 shares and 25,000 shares for incentive stock options, non-statutory stock options and restricted stock grants, respectively.

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

Fiscal Years 2013, 2012 and 2011

9. EQUITY PLANS (Continued)

of the contractual term. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The assumptions are as follows:

	2013	2012	2011
Expected volatility	40%	39%	39% - 40%
Expected dividends	0%	0%	0%
Expected term (in years)	5.75 - 6.00	5.75 - 6.00	5.75 - 6.00
Risk-free rate	1.31% - 1.36%	0.65% - 1.09%	0.88% - 2.20%

        The Company's restricted stock awards are valued based on the closing price of the Company's common stock on the date of grant and typically vest over a two year period.

  Summary of Stock Option Activity

        A summary of option activity under the 2006 Plan and 2008 Plan as of December 27, 2013 and changes during the fiscal years ended December 27, 2013, December 28, 2012 and December 30, 2011 is presented below. The intrinsic value of the fully-vested options is $219,000, based on the Company's closing stock price of $4.91 on December 27, 2013.

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at December 28, 2012	992,000	$3.86	6.95
Granted	100,000	3.62	2.44
Exercised	(9,000)	1.65	5.67
Forfeited or expired	(105,000)	—	—

Outstanding at December 27, 2013	978,000	$3.95	3.35

Vested at December 27, 2013	796,000	$4.04	7.90

Exercisable at December 27, 2013	796,000	$4.04	7.90

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at December 30, 2011	912,000	$3.94	7.47
Granted	202,000	3.30	9.34
Exercised	(5,000)	1.81	6.73
Forfeited or expired	(117,000)	—	—

Outstanding at December 28, 2012	992,000	$3.86	6.95

Vested at December 28, 2012	700,000	$4.09	6.19

Exercisable at December 28, 2012	700,000	$4.09	6.19

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2013, 2012 and 2011

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

        A summary of the status of the Company's nonvested options and changes in nonvested options during the fiscal years ended December 27, 2013, December 28, 2012 and December 30, 2011, is presented below:

	Options	Weighted- Average Grant-Date Fair Value
Nonvested at December 28, 2012	293,000	$1.28
Granted	100,000	3.62
Vested	(143,000)	3.17
Forfeited	(43,000)	3.33

Nonvested at December 27, 2013	207,000	3.55

	Options	Weighted- Average Grant-Date Fair Value
Nonvested at December 30, 2011	341,000	$1.13
Granted	202,000	1.27
Vested	(212,000)	1.07
Forfeited	(38,000)	1.10

Nonvested at December 28, 2012	293,000	1.28

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2013, 2012 and 2011

9. EQUITY PLANS (Continued)

	Options	Weighted- Average Grant-Date Fair Value
Nonvested at December 31, 2010	503,000	$0.96
Granted	86,000	1.60
Vested	(232,000)	0.94
Forfeited	(16,000)	0.95

Nonvested at December 30, 2011	341,000	1.13

  Summary of Restricted Stock Activity

        A summary of restricted stock activity under the 2008 Plan as of December 27, 2013 and changes during the fiscal years ended December 27, 2013, is presented below. The intrinsic value of the fully-vested options is $49,000, based on the Company's grant date price of $2.96.

	Restricted Stock	Weighted- Average Grant Date Fair Value
Outstanding at December 28, 2012	—	$—
Granted	25,000	2.96
Vested	—	—
Forfeited	—	—

Outstanding at December 27, 2013	25,000	$2.96

        As of December 27, 2013, there was $200,000 and $52,000 of total unrecognized compensation expense related to non-vested stock options and restricted stock grants, respectively. That expense is expected to be recognized over a weighted-average period of 1.42 years. There were no options or restricted stock granted that were immediately vested during the fiscal years ended December 27, 2013, December 28, 2012 and December 30, 2011.

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

Fiscal Years 2013, 2012 and 2011

9. EQUITY PLANS (Continued)

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

        The Company's Amended and Restated 2006 Employee Stock Purchase Plan is a non-compensatory plan. As a result, stock-based compensation expense is not recognized in relation to this plan. As of December 27, 2013, there were 92,473 shares available for issuance under the plan.

10. DEBT OBLIGATIONS

        Debt obligations, excluding obligations under capital leases (note 11), consist of the following:

	2013	2012
Outstanding borrowings on line of credit	$—	$3,000,000
Notes payable for vehicles, 36 month term, bearing interest at 1.9%, payable in monthly principal and interest installments of $6,000 through January 2014, secured by vehicles	7,000	78,000
Notes payable for insurance, 9 month term, bearing interest at 1.9%, payable in monthly principal and interest installments of $28,000 through August 2014	462,000	508,000
Other	48,000	42,000

	517,000	3,628,000
Less current portion	517,000	3,628,000

Debt obligations, less current portion	$—	$—

        During fiscal year 2013, the Company had a revolving credit agreement with Wells Fargo Bank, N.A, which was entered into on December 23, 2011 and became effective as of January 1, 2012. Loans made under the revolving line of credit accrued interest at a floating rate of LIBOR plus 2.25%. The Company was also required to pay a 0.25% fee on unused commitments and customary fees on any letters of credit drawn under the facility. There were no outstanding borrowings under the Wells Fargo credit facility as of December 27, 2013 and the Company was in compliance with each of its covenants under the Wells Fargo credit agreement as of December 27, 2013.

        The Wells Fargo revolving line of credit was scheduled to mature on April 1, 2014, but, on March 20, 2014, the Company reduced the size of the facility from $5.0 million to $75,905 and extended its maturity until June 1, 2014. The Company amended the Wells Fargo credit facility in connection with entering into a new credit facility with BMO.

        The Company also has a $7.5 million revolving credit agreement with BMO Harris Bank, N.A. ("BMO"), which was entered into on March 24, 2014 and became effective as of March 24, 2014. The Company has also financed, from time to time, insurance premiums by entering into unsecured notes payable with insurance companies. During the Company's annual insurance renewals in the fourth quarter of the fiscal year ended December 27, 2013, the Company elected to finance our insurance premiums for the upcoming fiscal year.

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2013, 2012 and 2011

10. DEBT OBLIGATIONS (Continued)

        The Company's credit agreement with BMO provides for a $7.5 million revolving line of credit, including a $5.0 million standby letter of credit sub-facility and a $2.5 million secured term loan, and matures on March 24, 2016. Loans made under the revolving line of credit will accrue interest at either (i) a floating rate equal to 0.75% above the base rate in effect from time to time or (ii) a floating rate of 1.75% above LIBOR, with the interest rate to be selected by the Company.

        Borrowings under the revolving line of credit are guaranteed by all of the Company's subsidiaries and secured by all of the Company's and the Guarantors' accounts receivable and other rights to payment, general intangibles, inventory and equipment. Pursuant to the credit agreement, the Company also must pay a fee of up to 0.3% on unused commitments and customary fees on any letters of credit drawn under the facility.

        The credit agreement contains customary representations and affirmative covenants, including financial covenants that require us to maintain (i) a maximum total leverage ratio, measured as total funded debt (measured as the sum of all obligations for borrowed money, including subordinated debt, plus all capital lease obligations) plus capital leases plus financial letters of credit divided by a trailing twelve month EBITDA, measured on a rolling basis) of not more than 2.00; (ii) a minimum fixed charge coverage ratio (measured as the sum of EBITDA plus rent expense less unfinanced capital expenditures divided by the sum of rent expense plus principal payments plus cash taxes plus cash interest plus restricted payments plus distributions) of not less than 1.25; and (iii) a minimum tangible net worth of at least 85% of actual tangible net worth for the last financial statements received prior to the closing date of the agreement, with step ups in an amount equal to 50% of net income (if positive) for each fiscal quarter ending thereafter (no add-back for losses).

        The credit agreement also includes customary negative covenants, including (i) restrictions on the incurrence of additional indebtedness by us or the Guarantors other than indebtedness existing on the date of the credit agreement, (ii) restrictions on the total consideration for all permitted acquisitions (including potential future earn-out obligations) shall not exceed $2.5 million during the term of the agreement and the total consideration for any individual permitted acquisition shall not exceed $750,000 without BMO's consent, and (iii) limitations on asset sales, mergers and acquisitions. In addition, the credit agreement includes customary events of default. Upon the occurrence of an event of default, the interest rate may be increased by 2.0%, BMO has the option to make any loans then outstanding under the credit agreement immediately due and payable, and BMO is no longer obligated to extend further credit to the Company under the credit agreement.

        Principal maturities on notes payable as of December 27, 2013 are as follows:

Fiscal year:
2014	$517,000

$517,000

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2013, 2012 and 2011

11. COMMITMENTS

  Leases

        The Company is obligated under capital leases for certain furniture and office equipment that expire at various dates through the year 2016.

        The Company also leases certain office facilities under non-cancelable operating leases that expire at various dates through the year 2016 and is committed under non-cancelable operating leases for the lease of automobiles through the year 2014.

        Future minimum rental payments under capital and non-cancelable operating leases are summarized as follows:

	Capital	Operating
Fiscal year:
2014	$159,000	$2,848,000
2015	86,000	1,017,000
2016	24,000	124,000
Thereafter	—	—

Total future minimum lease payments	269,000	$3,989,000

Amount representing maintenance	(48,000)
Amount representing interest (at rates ranging from 3.25% to 3.75%)	(7,000)

Present value of net minimum lease payments under capital leases	214,000
Less current portion	129,000

	$85,000

        During the fiscal year ended December 27, 2013, the Company moved certain offices to new locations and closed certain virtual offices. As a result of the office closures and relocations, the Company recorded lease abandonment expense, net, of $30,000. This expense includes future rental obligations and other costs associated with the leased space net of the fair value of subleases.

        Rent expense and related charges for common area maintenance for all facility operating leases for fiscal years 2013, 2012 and 2011 was approximately $3,405,000, $3,615,000 and $3,627,000, respectively.

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2013, 2012 and 2011

11. COMMITMENTS (Continued)

        The following is a reconciliation of the liability for lease abandonment expense for fiscal years 2013 and 2012:

	Fiscal 2013	Fiscal 2012
Liability for abandoned leases as of the beginning of year	$162,000	$327,000
Lease abandonment expense, net	30,000	26,000
Lease payments on abandoned leases, net of sublease payments	(189,000)	(238,000)
Other	119,000	47,000

Liability for abandoned leases as of the end of the year	$122,000	$162,000

        The current portion of the liability for abandoned leases is included in accrued liabilities and the non-current portion is included in deferred lease obligations in the accompanying consolidated balance sheets.

  Employee Benefit Plans

        The Company has a qualified profit sharing plan (the Plan) pursuant to Code Section 401(a) and qualified cash or deferred arrangement pursuant to Code Section 401(k) covering substantially all employees. Employees may elect to contribute up to 50% of compensation limited to the amount allowed by tax laws. Company contributions are made solely at the discretion of the Company's board of directors. The Company made matching contributions of approximately $507,000, $248,000 and $219,000 during fiscal years 2013, 2012 and 2011, respectively.

        The Company has a discretionary bonus plan for regional managers, division managers and others as determined by the Company president. Bonuses are awarded if certain financial goals are achieved. The financial goals are not stated in the plan; rather they are judgmentally determined each year. In addition, the board of directors may declare discretionary bonuses to key employees and all employees are eligible for what the Company refers to as the "hot hand" bonus program, which pays awards for outstanding performance. The Company's compensation committee of the board of directors determines the compensation of the president. Bonus expense for fiscal years 2013, 2012 and 2011 totaled approximately $262,000, $258,000 and $1,602,000, respectively, of which approximately $31,000 and $52,000 is included in accrued liabilities at December 27, 2013 and December 28, 2012, respectively.

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

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2013, 2012 and 2011

11. COMMITMENTS (Continued)

        Included in accrued liabilities in the accompanying consolidated balance sheets related to this obligation is the present value of expected payments for health insurance coverage, $137,000 as of December 27, 2013 and $143,000 as of December 28, 2012.

12. INCOME TAXES

        The provision (benefit) for income taxes is comprised of:

	Fiscal Year
	2013	2012	2011
Current federal taxes (benefit)	$88,000	$88,000	$(22,000)
Current state taxes	44,000	77,000	58,000
Deferred federal taxes (benefit)	—	(1,830,000)	1,064,000
Deferred state taxes (benefit)	—	(418,000)	400,000

	$132,000	$(2,083,000)	$1,500,000

        The provision (benefit) for income taxes reconciles to the amounts computed by applying the statutory federal tax rate of 34% to our income (loss) before income taxes. The sources and tax effects of the differences for fiscal years 2013, 2012 and 2011 are as follows:

	2013	2012	2011
Computed "expected" federal income tax expense (benefit)	$940,000	$(6,590,000)	$1,132,000
Permanent differences	93,000	93,000	88,000
Current and deferred state income tax (benefit) expense, net of federal benefit	(19,000)	(1,081,000)	302,000
Change in valuation allowances on deferred tax assets	(897,000)	5,473,000	—
Other	15,000	22,000	(22,000)

	$132,000	$(2,083,000)	$1,500,000

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2013, 2012 and 2011

12. INCOME TAXES (Continued)

        The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets and liabilities are as follows:

	December 27, 2013	December 28, 2012	December 30, 2011
Current deferred tax assets:
Accounts receivable allowance	$156,000	$119,000	$171,000
Other accrued liabilities	764,000	866,000	895,000

	920,000	985,000	1,066,000
Valuation allowance	(483,000)	(570,000)	—

Net deferred tax assets	437,000	415,000	1,066,000

Current deferred tax liabilities:
Deferred revenue	(4,125,000)	(3,867,000)	(8,353,000)
Other	—	—	(62,000)

	(4,125,000)	(3,867,000)	(8,415,000)

Net current deferred tax liability	$(3,688,000)	$(3,452,000)	$(7,349,000)

Deferred tax assets, net of current portion:
Federal and state net operating losses	$3,157,000	$3,370,000	$5,680,000
Intangible assets	4,571,000	4,962,000	—
Other	64,000	143,000	72,000

	7,792,000	8,475,000	5,752,000
Valuation allowance	(4,093,000)	(4,903,000)	—

Net deferred tax assets	3,699,000	3,572,000	5,752,000
Deferred tax liabilities, net of current portion:
Goodwill amortization	—	—	(460,000)
Fixed assets	(11,000)	(67,000)	(83,000)
Other	0	(53,000)	(109,000)

Net non-current deferred tax assets	$3,688,000	$3,452,000	$5,100,000

        At December 27, 2013, the Company had federal and state operating loss carryovers of $6.8 million and $9.8 million, respectively. These carryovers expire through 2031 for federal and state income taxes.

        The Company files income tax returns in the U.S. federal and various state jurisdictions. Management believes that there are no material uncertain tax positions that would impact the accompanying consolidated financial statements. The Company's policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense. The Company may be subject to examination by the Internal Revenue Service for calendar years 2010 through 2013. The Company may also be subject to examination on certain state and local jurisdictions for the years 2009 through 2013.

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2013, 2012 and 2011

13. SEGMENT INFORMATION

        The Company has four reporting segments: Engineering Services, Energy Efficiency Services, Public Finance Services and Homeland Security Services. The Engineering Services segment consists of Willdan Engineering, Willdan Infrastructure and Public Agency Resources. The Engineering Services segment offers a broad range of engineering and planning services to our public and private sector clients. The Energy Efficiency Services segment, which consists of Willdan Energy Solutions, provides energy efficiency and sustainability consulting services to utilities, state agencies, municipalities, private industry and non-profit organizations. Prior to December 30, 2011, the energy efficiency and sustainability services were aggregated into the Engineering Services segment. Given the manner in which the chief operating decision maker reviews financial results and allocates resources, these services now compromise a separate reporting segment. Segment information for the comparable prior year period has been restated to conform to the Company's current segment presentation of four operating segments. The Public Finance Services segment, which consists of Willdan Financial Services, provides expertise and support for the various financing techniques employed by public agencies to finance their operations and infrastructure along with the mandated reporting and other requirements associated with these financings. The Homeland Security Services segment, which consists of Willdan Homeland Solutions, provides national preparedness, homeland security consulting, public safety and emergency response services to cities, related municipal service agencies and other entities.

        The accounting policies applied to determine the segment information are the same as those described in the summary of significant accounting policies. There were no intersegment sales in any of the three fiscal years ended December 27, 2013. Management evaluates the performance of each segment based upon income or loss from operations before income taxes. Certain segment asset information including expenditures for long-lived assets has not been presented as it is not reported to or reviewed by the chief operating decision maker. In addition, enterprise-wide service line contract revenue is not included as it is impracticable to report this information for each group of similar services.

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2013, 2012 and 2011

13. SEGMENT INFORMATION (Continued)

        Financial information with respect to the reportable segments and reconciliation to the amounts reported in the Company's consolidated financial statements follows:

	Engineering Services	Energy Efficiency Services	Public Finance Services	Homeland Security Services	Unallocated Corporate(2)(3)	Intersegment	Consolidated Total
Fiscal Year 2013:
Contract revenue	$35,217,000	$36,041,000	$9,845,000	$4,407,000	$—	$—	$85,510,000
Depreciation and amortization	214,000	223,000	41,000	39,000	—	—	517,000
Interest (income) expense	(68,000)	(25,000)	(3,000)	2,000	—	—	(94,000)
Segment profit before income tax expense	1,125,000	710,000	535,000	392,000	—	—	2,762,000
Income tax expense	53,000	45,000	17,000	17,000	—	—	132,000
Net income	1,072,000	665,000	518,000	375,000	—	—	2,630,000
Segment assets(1)	10,436,000	10,305,000	3,528,000	1,406,000	35,692,000	(23,130,000)	38,237,000
Fiscal Year 2012:
Contract revenue	$34,026,000	$45,549,000	$9,780,000	$4,088,000	$—	$—	$93,443,000
Depreciation and amortization	256,000	262,000	53,000	100,000	—	—	671,000
Interest expense (income)	50,000	52,000	1,000	3,000	—	—	106,000
Segment (loss) profit before income tax expense	(726,000)	(19,314,000)	930,000	(273,000)	—	—	(19,383,000)
Income tax (benefit) expense	(115,000)	(2,211,000)	344,000	(101,000)	—	—	(2,083,000)
Net (loss) income	(611,000)	(17,103,000)	586,000	(172,000)	—	—	(17,300,000)
Segment assets(1)	9,237,000	13,256,000	3,411,000	1,371,000	37,831,000	(23,129,000)	41,977,000
Fiscal Year 2011:
Contract revenue	$33,850,000	$57,731,000	$9,687,000	$5,897,000	$—	$—	$107,165,000
Depreciation and amortization	372,000	306,000	67,000	132,000	—	—	877,000
Interest expense (income)	93,000	(21,000)	(5,000)	10,000	—	—	77,000
Segment (loss) profit before income tax expense	(158,000)	3,271,000	1,116,000	(299,000)	(600,000)	—	3,330,000
Income tax expense (benefit)	7,000	1,296,000	469,000	(67,000)	(205,000)	—	1,500,000
Net (loss) income	(165,000)	1,975,000	647,000	(232,000)	(395,000)	—	1,830,000
Segment assets(1)	9,667,000	39,416,000	4,008,000	2,010,000	32,339,000	(23,129,000)	64,311,000

(1)
Segment assets are presented net of intercompany receivables.

(2)
The following sets forth the amounts included in the net loss that was Unallocated Corporate for fiscal years 2013, 2012 and 2011:

	2013	2012	2011
Unallocated net loss:
Income tax benefit	$—	$—	$205,000
Other	—	—	(600,000)

	$—	$—	$(395,000)

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2013, 2012 and 2011

13. SEGMENT INFORMATION (Continued)

(3)
The following sets forth the assets that are included in Unallocated Corporate as of December 27, 2013, December 28, 2012 and December 30, 2011.

	2013	2012	2011
Assets:
Cash and cash equivalents, including restricted cash	$7,341,000	$9,881,000	$2,378,000
Prepaid expenses	1,206,000	1,041,000	1,268,000
Intercompany receivables	114,800,000	113,615,000	117,937,000
Other receivables	73,000	49,000	41,000
Equipment and leasehold improvements, net	177,000	194,000	329,000
Investments in subsidiaries	23,130,000	23,130,000	23,130,000
Other	3,765,000	3,536,000	5,194,000

	$150,492,000	$151,446,000	$150,277,000

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

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Years 2013, 2012 and 2011

15. SUBSEQUENT EVENTS

        The Company currently has a revolving credit agreement with BMO Harris Bank, N.A. ("BMO"), which was entered into on March 24, 2014 and became effective as of March 24, 2014. The credit agreement replaces the Company's prior credit facility with Wells Fargo Bank, N.A. See Note 10.

16. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

        The tables below reflect selected quarterly information for the fiscal years ended December 27, 2013 and December 28, 2012.

	Fiscal Three Months Ended
	March 29, 2013	June 28, 2013	September 27, 2013	December 27, 2013
	(in thousands except per share amounts)
Contract revenue	$21,385	$20,496	$21,167	$22,462
Income from operations	457	718	882	551
Income tax expense (benefit)	49	(8)	44	47
Net income	399	688	842	701
Earnings per share:
Basic	$0.05	$0.09	$0.11	$0.10
Diluted	$0.05	$0.09	$0.11	$0.09
Weighted-average shares outstanding:
Basic	7,335	7,353	7,359	7,375
Diluted	7,382	7,401	7,526	7,520

	Fiscal Three Months Ended
	March 30, 2012	June 29, 2012	September 28, 2012	December 28, 2012
	(in thousands except per share amounts)
Contract revenue	$25,468	$23,481	$21,547	$22,947
(Loss) income from operations	(2,317)	(19,583)	1,420	1,225
Income tax (benefit) expense	(927)	(2,657)	593	908
Net (loss) income	(1,411)	(16,976)	787	300
(Loss) earnings per share:
Basic and diluted	$(0.19)	$(2.33)	$0.11	$0.04
Weighted-average shares outstanding:
Basic	7,291	7,297	7,315	7,335
Diluted	7,291	7,297	7,315	7,343