Form 10-Q
period 2014-03-28
Willdan Group, Inc.
filed 2014-05-08
CIK 1370450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2014

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

As of May 6, 2014, there were 7,401,784 shares of common stock, $0.01 par value per share, of Willdan Group, Inc. issued and outstanding.

WILLDAN GROUP, INC.
FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 28, 2014	December 27, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents, including restricted cash of $0 and $5,000,000 at March 28, 2014 and December 27, 2013, respectively	$12,656,000	$8,134,000
Accounts receivable, net of allowance for doubtful accounts of $449,000 and $385,000 at March 28, 2014 and December 27, 2013, respectively	10,791,000	13,167,000
Costs and estimated earnings in excess of billings on uncompleted contracts	10,728,000	9,635,000
Other receivables	350,000	212,000
Prepaid expenses and other current assets	1,900,000	2,377,000
Total current assets	36,425,000	33,525,000

Equipment and leasehold improvements, net	666,000	691,000
Other assets	648,000	333,000
Deferred income taxes, net of current portion	3,688,000	3,688,000
Total assets	$41,427,000	$38,237,000

Liabilities and Stockholders’ Equity
Current liabilities:
Excess of outstanding checks over bank balance	$2,106,000	$1,473,000
Accounts payable	3,576,000	3,957,000
Accrued liabilities	7,324,000	5,808,000
Billings in excess of costs and estimated earnings on uncompleted contracts	2,479,000	2,247,000
Current portion of notes payable	319,000	517,000
Current portion of capital lease obligations	124,000	129,000
Current portion of deferred income taxes	3,688,000	3,688,000
Total current liabilities	19,616,000	17,819,000

Capital lease obligations, less current portion	96,000	85,000
Deferred lease obligations	73,000	120,000
Total liabilities	19,785,000	18,024,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized: 7,402,000 and 7,375,000 shares issued and outstanding at March 28, 2014 and December 27, 2013, respectively	74,000	74,000
Additional paid-in capital	34,768,000	34,654,000
Accumulated deficit	(13,200,000)	(14,515,000)
Total stockholders’ equity	21,642,000	20,213,000
Total liabilities and stockholders’ equity	$41,427,000	$38,237,000

See accompanying notes to condensed consolidated financial statements.

 WILLDAN GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 28,	March 29,
	2014	2013

Contract revenue	$22,686,000	$21,385,000

Direct costs of contract revenue (exclusive of depreciation and amortization shown separately below):
Salaries and wages	6,202,000	5,843,000
Subconsultant services and other direct costs	6,996,000	6,191,000
Total direct costs of contract revenue	13,198,000	12,034,000

General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	4,918,000	5,538,000
Facilities and facilities related	1,062,000	1,188,000
Stock-based compensation	41,000	50,000
Lease abandonment, net	—	13,000
Depreciation and amortization	103,000	149,000
Other	2,052,000	1,956,000
Total general and administrative expenses	8,176,000	8,894,000
Income from operations	1,312,000	457,000

Other income (expense), net:
Interest income	2,000	3,000
Interest expense	(4,000)	(27,000)
Other, net	49,000	15,000
Total other income (expense), net	47,000	(9,000)
Income before income taxes	1,359,000	448,000

Income tax expense	44,000	49,000
Net income	$1,315,000	$399,000

Earnings per share:
Basic	$0.18	$0.05
Diluted	0.17	0.05

Weighted-average shares outstanding:
Basic	7,397,000	7,335,000
Diluted	7,609,000	7,382,000

See accompanying notes to condensed consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 28, 2014	March 29, 2013
Cash flows from operating activities:
Net income	$1,315,000	$399,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	103,000	166,000
Lease abandonment expense, net	—	13,000
Loss (gain) on sale of equipment	2,000	(5,000)
Provision for doubtful accounts	78,000	65,000
Stock-based compensation	41,000	50,000
Changes in operating assets and liabilities:
Accounts receivable	2,298,000	3,345,000
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,093,000)	(1,279,000)
Other receivables	(138,000)	(6,000)
Prepaid expenses and other current assets	477,000	526,000
Other assets	(315,000)	7,000
Accounts payable	(381,000)	(2,552,000)
Changes in excess of outstanding checks over bank balance	633,000	(300,000)
Accrued liabilities	1,516,000	454,000
Billings in excess of costs and estimated earnings on uncompleted contracts	232,000	(107,000)
Deferred lease obligations	(47,000)	(71,000)
Net cash provided by operating activities	4,721,000	705,000

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(33,000)	(65,000)
Proceeds from sale of equipment	—	5,000
Net cash used in investing activities	(33,000)	(60,000)

Cash flows from financing activities:
Payments on notes payable	(198,000)	(246,000)
Principal payments on capital lease obligations	(41,000)	(36,000)
Proceeds from stock option exercise	45,000	—
Proceeds from sales of common stock under employee stock purchase plan	28,000	37,000
Net cash used in financing activities	(166,000)	(245,000)
Net increase in cash and cash equivalents	4,522,000	400,000
Cash and cash equivalents at beginning of the period	8,134,000	10,006,000
Cash and cash equivalents at end of the period	$12,656,000	$10,406,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$4,000	$27,000
Income taxes	15,000	49,000

Supplemental disclosures of noncash investing and financing activities:
Equipment acquired under capital lease obligations	$47,000	$—

 See accompanying notes to condensed consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 28, 2014
(Unaudited)

1.                                                              BASIS OF PRESENTATION, ORGANIZATION AND OPERATIONS OF THE COMPANY

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments, which consist of only normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the consolidated results for the interim periods presented.  Results for the interim periods are not necessarily indicative of results for the full year. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  The consolidated financial statements should be read in conjunction with Willdan Group, Inc.’s 2013 Annual Report on Form 10-K filed on March 25, 2014.

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

The value of retainage is included in accounts receivable in the accompanying consolidated financial statements. Retainage represents the billed amount that is retained by the customer, in accordance with the terms of the contract, generally until performance is substantially complete.  At March 28, 2014 and December 27, 2013, the Company had retained accounts receivable of approximately $685,000 and $673,000, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash, cash equivalents, including restricted cash, accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, other receivables, prepaid expenses and other current assets, excess of outstanding checks over bank balance, accounts payable, accrued liabilities and billings in excess of costs and estimated earnings on uncompleted contracts, and approximate their fair values because of the relatively short period of time between the origination of these instruments and their expected realization or payment. The carrying amounts of debt obligations approximate their fair values since the terms are comparable to terms currently offered by local lending institutions for loans of similar terms to companies with comparable credit risk.

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

Liquidity

The Company had $12.7 million of cash and cash equivalents as of March 28, 2014. The Company’s primary sources of liquidity are cash generated from operations and its revolving line of credit with BMO Harris Bank, National Association (“BMO”), which matures on March 24, 2016. While the Company believes that its cash and cash equivalents on hand,  cash generated by operating activities and funds available under its line of credit will be sufficient to finance its operating activities for at least the next 12 months, if the Company does experience a cash flow shortage or violates the current terms of its credit agreement, the Company may have difficulty obtaining additional funds on favorable terms, if at all, to meet its obligations as they come due in the normal course of business.

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

The following table sets forth the number of weighted-average shares used to compute basic and diluted EPS:

	Three Months Ended
	March 28, 2014	March 29, 2013

Net income	$1,315,000	$399,000

Weighted-average common shares outstanding	7,397,000	7,335,000
Effect of dilutive stock options	212,000	47,000
Weighted-average common stock outstanding-diluted	7,609,000	7,382,000

Earnings per share:
Basic	$0.18	$0.05
Diluted	$0.17	$0.05

For the three months ended March 28, 2014, 275,000 options were excluded from the calculation of dilutive potential common shares, compared to 686,000 options for the same period last year. These options were not included in the computation of dilutive potential common shares because the assumed proceeds per share exceeded the average market price per share for the 2014 and 2013 periods. Accordingly, the inclusion of these options would have been anti-dilutive. For periods in which the Company incurs net losses, dilutive potential common shares are excluded as they would be anti-dilutive.

3.                                                              EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consist of the following:

	March 28, 2014	December 27, 2013
Furniture and fixtures	$3,039,000	$3,039,000
Computer hardware and software	6,296,000	6,338,000
Leasehold improvements	761,000	776,000
Equipment under capital leases	835,000	831,000
Automobiles, trucks, and field equipment	560,000	533,000
	11,491,000	11,517,000
Accumulated depreciation and amortization	(10,825,000)	(10,826,000)
Equipment and leasehold improvements, net	$666,000	$691,000

4.                                                              ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	March 28, 2014	December 27, 2013
Accrued bonuses	$26,000	$31,000
Paid leave bank	1,337,000	1,243,000
Compensation and payroll taxes	1,263,000	749,000
Accrued legal	324,000	356,000
Accrued workers’ compensation insurance	40,000	141,000
Accrued rent	323,000	367,000
Employee withholdings	763,000	343,000
Client deposits	326,000	232,000
Unvouchered accounts payable	2,743,000	2,282,000
Other	179,000	64,000
Total accrued liabilities	$7,324,000	$5,808,000

5.                                                              LINE OF CREDIT

Revolving Credit Facility:  During fiscal year 2013, the Company had a revolving credit agreement with Wells Fargo Bank, N.A, which was entered into on December 23, 2011 and became effective as of January 1, 2012. Loans made under the revolving line of credit accrued interest at a floating rate of LIBOR plus 2.25%. The Company is also required to pay a 0.25% fee on unused commitments and customary fees on any letters of credit drawn under the facility. There were no outstanding borrowings under this agreement as of March 28, 2014.  Loans made under the revolving line of credit accrue interest at a floating rate of LIBOR plus 2.25%.  The Company also must pay a 0.25% fee on unused commitments and customary fees on any letters of credit drawn under the facility.

The Wells Fargo revolving line of credit was scheduled to mature on April 1, 2014, but, on March 20, 2014, the Company reduced the size of the facility from $5.0 million to $75,905, which is the amount outstanding under a current letter of credit and extended its maturity until June 1, 2014. The Company amended the Wells Fargo credit facility in connection with entering into a new credit facility with BMO.

The Company also has a $7.5 million revolving credit agreement with BMO Harris Bank, N.A. (“BMO”), which was entered into on March 24, 2014 and became effective as of March 24, 2014. The Company’s credit agreement with BMO provides for a revolving line of credit of up to $7.5 million, subject to a borrowing base calculation, including a $5.0 million standby letter of credit sub-facility and a $2.5 million secured term loan. All borrowings under the revolving line of credit are limited to a borrowing base equal to roughly 75% of the eligible accounts receivable plus 50% of the lower of cost or market value of our eligible inventory, each term as defined in the credit agreement. As of March 28, 2014, $6.9 million was available for borrowing and there were no outstanding borrowings under the revolving line of credit. The line of credit matures on March 24, 2016. Loans made under the revolving line of credit will accrue interest at either (i) a floating rate equal to 0.75% above the base rate in effect from time to time or (ii) a floating rate of 1.75% above LIBOR, with the interest rate to be selected by the Company.

Borrowings under the revolving line of credit are guaranteed by all of the Company’s subsidiaries (the “Guarantors”) and secured by all of the Company’s and the Guarantors’ accounts receivable and other rights to payment, general intangibles, inventory and equipment. Pursuant to the credit agreement, the Company also must pay a fee of up to 0.3% on unused commitments and customary fees on any letters of credit drawn under the facility. In connection with the new credit facility entered into during the first fiscal quarter of 2014, no cash amounts are restricted as of March 28, 2014 compared to $5.0 million as of December 27, 2013.

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

The credit agreement also includes customary negative covenants, including (i) restrictions on the incurrence of additional indebtedness by us or the Guarantors other than indebtedness existing on the date of the credit agreement, (ii) restrictions on the total consideration for all permitted acquisitions (including potential future earn-out obligations) shall not exceed $2.5 million during the term of the agreement and the total consideration for any individual permitted acquisition shall not exceed $750,000 without BMO’s consent, and (iii) limitations on asset sales, mergers and acquisitions. In addition, the credit agreement includes customary events of default. Upon the occurrence of an event of default, the interest rate may be increased by 2.0%, BMO has the option to make any loans then outstanding under the credit agreement immediately due and payable, and BMO is no longer obligated to extend further credit to the Company under the credit agreement.

Insurance Premiums:  The Company has also financed, from time to time, insurance premiums by entering into unsecured notes payable with insurance companies. During the Company’s annual insurance renewals in the fourth quarter of its fiscal year ended December 27, 2013, the Company elected to finance its insurance premiums for the upcoming fiscal year.

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

Based on management’s estimates and determination of an effective tax rate for the year, the Company recorded an income tax expense of $44,000 for the three months ended March 28, 2014 as compared to an income tax expense of $49,000 for the three months ended March 29, 2013.

8.                                                              SEGMENT INFORMATION

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

The accounting policies applied to determine the segment information are the same as those described in the summary of significant accounting policies included in the Company’s 2013 Annual Report on Form 10-K filed on March 25, 2014. There were no intersegment sales in the three months ended March 28, 2014. Management evaluates the performance of each segment based upon income or loss from operations before income taxes. Certain segment asset information including expenditures for long-lived assets has not been presented as it is not reported to or reviewed by the chief operating decision maker. In addition, enterprise-wide service line contract revenue is not included as it is impracticable to report this information for each group of similar services.

Financial information with respect to the reportable segments as of and for the fiscal three months ended March 28, 2014 and for the fiscal three months ended March 29, 2013 is as follows:

	Engineering Services	Energy Efficiency Services	Public Finance Services	Homeland Security Services	Unallocated Corporate	Intersegment	Consolidated Total
Fiscal Three Months Ended March 28, 2014
Contract revenue	$8,892,000	$10,359,000	$2,490,000	$945,000	$—	$—	$22,686,000
Segment income before income taxes	529,000	528,000	237,000	65,000	—	—	1,359,000
Net income	514,000	507,000	231,000	63,000	—	—	1,315,000
Segment assets(1)	9,209,000	10,150,000	3,221,000	1,465,000	40,512,000	(23,130,000)	41,427,000

Fiscal Three Months Ended March 29, 2013
Contract revenue	$8,225,000	$9,941,000	$2,271,000	$948,000	$—	$—	$21,385,000
Segment income before income taxes	71,000	294,000	67,000	16,000	—	—	448,000
Net income	63,000	258,000	63,000	15,000	—	—	399,000
Segment assets(1)	8,565,000	11,711,000	3,509,000	1,112,000	37,850,000	(23,129,000)	39,618,000

(1)   Segment assets represent segment assets, net of intercompany receivables.

9.                                                              CONTINGENCIES

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements included elsewhere in this Quarterly Report and the audited financial statements for the year ended December 27, 2013, included in our Annual Report on Form 10-K (File No. 001-33076).  This Quarterly Report contains, in addition to unaudited historical information, forward-looking statements, which involve risk and uncertainties.  The words “believe,” “expect,” “estimate,” “may,” “will,” “could,” “plan,” or “continue” and similar expressions are intended to identify forward-looking statements.  Our actual results could differ significantly from the results discussed in such forward-looking statements.  Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those discussed under the headings “Item 1A.  Risk Factors” in our 2013 Annual Report on Form 10-K.  Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q.  We undertake no obligation to (and we expressly disclaim any obligation to) revise or update any forward-looking statement, whether as a result of new information, subsequent events, or otherwise (except as may be required by law), in order to reflect any event or circumstance which may arise after the date of this Quarterly Report on Form 10-Q.

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

•                                     Engineering and Planning;

•                                     Energy Efficiency and Sustainability;

•                                     Economic and Financial Consulting; and

•                                     National Preparedness and Interoperability

We operate our business through a network of offices located primarily in California and New York. We also have operations in Arizona, Florida, Texas, Washington and Washington, DC. As of March 28, 2014, we had a staff of 577 which includes licensed engineers and other professionals. Historically, our clients have primarily been public agencies in communities with populations ranging from 10,000 to 300,000 people. We believe communities of this size are underserved by large outsourcing companies that tend to focus on securing large federal and state projects, as well as projects for the private sector. Since fiscal 2008, we have begun to provide increased services to public and private utilities that service major metropolitan communities and commercial and industrial firms, particularly in connection with the growth of our energy efficiency and sustainability services. We seek to establish close working relationships with our clients and expand the breadth and depth of the services we provide to them over time.

While we currently serve communities throughout the country, our business with public agencies is concentrated in California and Arizona. We provide services to approximately 57% of the 482 cities and approximately 72% of the 58 counties in California. We also serve special districts, school districts, a range of public agencies and private industry. Our business with public and private utilities is concentrated in California and New York.

We were founded in 1964 and Willdan Group, Inc., a Delaware corporation, was formed in 2006 to serve as our holding company. We consist of a family of wholly owned companies that operate within the following segments for financial reporting purposes:

Engineering Services.    Our Engineering Services segment includes the operations of our subsidiaries, Willdan Engineering, Willdan Infrastructure and Public Agency Resources (“PARs”). Willdan Engineering provides civil engineering-related and city planning services to our clients. PARs primarily provides staffing to Willdan Engineering.  Contract revenue for the Engineering Services segment represented approximately 39.2% and 38.5% of our consolidated contract revenue for the three months ended March 28, 2014 and March 29, 2013, respectively.

Energy Efficiency Services.   Our Energy Efficiency Services segment consists of the business of our subsidiary, Willdan Energy Solutions, which offers energy efficiency and sustainability consulting services to utilities, public agencies and private industry. This segment is currently our largest segment based on contract revenue, representing approximately 45.7% and 46.5% of our consolidated contract revenue for the three months ended March 28, 2014 and March 29, 2013, respectively.

Public Finance Services.    Our Public Finance Services segment consists of the business of our subsidiary, Willdan Financial Services, which offers economic and financial consulting services to public agencies.  Contract revenue for the Public Finance Services segment represented approximately 11% and 10.6% of our consolidated contract revenue for the three months ended March 28, 2014 and March 29, 2013, respectively.

Homeland Security Services.    Our Homeland Security Services segment consists of the business of our subsidiary, Willdan Homeland Solutions, which offers national preparedness and interoperability services and communications and technology solutions. Contract revenue for our Homeland Security Services segment represented approximately 4.2% and 4.4% of our consolidated contract revenue for the three months ended March 28, 2014 and March 29, 2013, respectively.

Recent Developments

We amended our revolving line of credit with Wells Fargo on March 20, 2014. The Wells Fargo credit facility was scheduled to mature on April 1, 2014. On March 20, 2014, we amended the facility by reducing the revolving line of credit from $5.0 million to $75,905, which is the amount outstanding under a current letter of credit and extending its maturity to June 1, 2014. We amended the Wells Fargo credit facility in connection with entering into a new $7.5 million revolving credit facility with BMO Harris Bank, N.A. on March 24, 2014. The new BMO Harris revolving credit facility matures on March 24, 2016. For further information on our new revolving credit facility, see “—Liquidity and Capital Resources—Outstanding Indebtedness” elsewhere in this report.

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

Critical Accounting Policies

This discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the U.S., or GAAP. To prepare these financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses in the reporting period. Our actual results may differ from these estimates. We have provided a summary of our significant accounting policies in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 27, 2013. We describe below those accounting policies that require material subjective or complex judgments and that have the most significant impact on our financial condition and results of operations. Our management evaluates these estimates on an ongoing basis, based upon information currently available and on various assumptions management believes are reasonable as of the date of this report.

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

	Fiscal Three Months Ended
Statement of Operations Data	March 28, 2014	March 29, 2013

Contract revenue	100.0%	100.0%
Direct costs of contract revenue (exclusive of depreciation and amortization shown separately below):
Salaries and wages	27.3	27.3
Subconsultant services and other direct costs	30.8	29.0
Total direct costs of contract revenue	58.2	56.3
General and administrative expenses:
Salaries and wages, payroll taxes, employee benefits	21.7	25.9
Facilities and facility related	4.7	5.6
Stock-based compensation	0.2	0.2
Lease abandonment, net	—	0.1
Depreciation and amortization	0.5	0.7
Other	9.0	9.1
Total general and administrative expenses	36.0	41.6
Income from operations	5.8	2.1
Other income (expense):
Interest income	—	—
Interest expense	—	(0.1)
Other, net	0.2	0.1
Total other income, net	0.2	—
Income before income taxes	6.0	2.1
Income tax expense	0.2	0.2
Net income	5.8%	1.9%

Three Months Ended March 28, 2014 Compared to Three Months Ended March 29, 2013

Contract revenue.    Our contract revenue was $22.7 million for the three months ended March 28, 2014, with $8.9 million attributable to the Engineering Services segment, $10.4 million attributable to the Energy Efficiency Services segment, $2.5 million attributable to the Public Finance Services segment, and $0.9 million attributable to the Homeland Security Services segment. Consolidated contract revenue increased $1.3 million, or 6.1%, to $22.7 million for the three months ended March 28, 2014 from $21.4 million for the three months ended March 29, 2013. This increase was due primarily to an increase of $0.7 million, or 8.1%, in contract revenue of the Engineering Services segment as a result of the increase in demand for the building and safety, and construction management services of our subsidiary Willdan Engineering. Contract revenue for the Energy Efficiency Services segment increased $0.4 million, or 4.2%, to $10.4 million for the three months ended March 28, 2014 from $9.9 million for the three months ended March 29, 2013. Contract revenue for the Public Finance Services segment remained flat for the three months ended March 28, 2014 as compared to the three months ended March 29, 2013. Contract revenue for the Homeland Security Services segment decreased slightly to $945,000 for the three months ended March 28, 2014 from $948,000 for the three months ended March 29, 2013.

Contract revenue for the Energy Efficiency Services segment increased primarily as a result of an increase in the direct installation of energy efficiency measures from the energy efficiency audits in New York and California. Contract revenue for the Engineering Services segment increased primarily due to greater demand for our city engineering services in northern California.

Direct costs of contract revenue.    Direct costs of contract revenue were $13.2 million for the three months ended March 28, 2014, with $4.8 million attributable to the Engineering Services segment, $6.8 million attributable to the Energy Efficiency Services segment, $1.0 million attributable to the Public Finance Services segment, and $0.6 million attributable to the Homeland Security Services segment. Overall, direct costs increased by $1.2 million, or 9.7%, to $13.2 million for the three months ended March 28, 2014 from $12.0 million for the three months ended March 29, 2013.  This increase is primarily attributable to increases in direct costs within our Engineering Services, Energy Efficiency Services and Public Finance Services segments of $0.5 million, or 11.4% and $0.6 million, or 9.3%, and $0.1 million, or 14.2%, respectively. Direct costs of contract revenue in our Homeland Security Services segment remained flat.

Direct costs increased as a result of increases in subconsultant services and other direct costs of $0.8 million and an increase in salaries and wages of $0.4 million. Within direct costs of contract revenue, salaries and wages remained flat at 27.3% of contract revenue for the three months ended March 28, 2014 as compared to the three months ended March 29, 2013 and subconsultant services and other direct costs increased to 30.8% of contract revenue for the three months ended March 28, 2014 from 29.0% of contract revenue for the three months ended March 29, 2013. Subconsultant services increased primarily because of increased demand for the energy efficiency, sustainability and renewable energy services of our subsidiary Willdan Energy Solutions, which generally utilizes a higher percentage of subconsultants than our other subsidiaries.

General and administrative expenses.    General and administrative expenses decreased by $0.7 million, or 7.9%, to $8.2 million for the three months ended March 28, 2014 from $8.9 million for the three months ended March 29, 2013. This was due primarily to decreases of $0.4 million, $0.2 million and $0.1 million, in general and administrative expenses of the Energy Efficiency Services, Engineering Services, and Public Finance Services, segments, respectively.  General and administrative expenses in our Homeland Security Services Segment and our unallocated corporate expenses both remained flat.  General and administrative expenses as a percentage of contract revenue decreased to 36.0% for the three months ended March 28, 2014 as compared to 41.6% for the three months ended March 29, 2013.

Of the $0.7 million decrease in general and administrative expenses, approximately $0.6 million relates to decreases in salaries and wages, payroll taxes and employee benefits. The decrease in employee related costs primarily resulted from decreased headcount within our corporate offices. Facilities and facility related expenses decreased by $0.1 million. Depreciation and amortization expenses decreased by $0.1 million and this increase was offset by a $0.1 million increase in other general and administrative expenses.

Income from operations.     As a result of the above factors, our operating income was $1.3 million for the three months ended March 28, 2014 as compared to operating income of $0.5 million for the three months ended March 29, 2013.  Income from operations as a percentage of contract revenue was 5.8% for the three months ended March 28, 2014, as compared to 2.1% in the prior year period.

Other income (expense).    Other income (expense), net was $47,000 for the three months ended March 28, 2014, as compared to $(9,000) for the three months ended March 29, 2013.

Income tax expense.     Income tax expense was $44,000 for the three months ended March 28, 2014, as compared to $49,000 for the three months ended March 29, 2013.

Net income.    As a result of the above factors, our net income was $1.3 million for the three months ended March 28, 2014, as compared to a net income of $0.4 million for the three months ended March 29, 2013.

Liquidity and Capital Resources

We had $12.7 million of cash and cash equivalents as of March 28, 2014. Our primary sources of liquidity are cash generated from operations and our revolving line of credit with BMO Harris Bank, N.A., which matures on March 24, 2016.  In connection with the new credit facility entered into during the first fiscal quarter of 2014, no cash amounts are restricted as of March 28, 2014 compared to $5.0 million as of December 27, 2013.  While we believe that our cash and cash equivalents on hand, cash generated by operating activities and funds available under our line of credit will be sufficient to finance our operating activities for at least the next 12 months, if we do experience a cash flow shortage or violate the current terms of our credit agreement, we may have difficulty obtaining additional funds on favorable terms, if at all, to meet our obligations as they come due in the normal course of business.

Cash flows from operating activities

Cash flows provided by operating activities were $4.7 million for the three months ended March 28, 2014, as compared to $0.7 million for the three months ended March 29, 2013.  The cash flows provided by operating activities in the three months ended March 28, 2014 were comparatively higher than the prior year period due primarily to a higher net income, an increase in accrued liabilities, an excess of outstanding checks over bank balance and a smaller decrease in accounts payable, partially offset by a smaller decrease in accounts receivable.

Cash flows from investing activities

Cash flows used in investing activities remained relatively flat for the three months ended March 28, 2014 as compared to the three months ended March 29, 2013. Cash used in investing activities primarily reflects purchases of equipment and leasehold improvements.

Cash flows from financing activities

Cash flows used in financing activities were $0.2 million for the three months ended March 28, 2014 compared to cash flows used in financing activities of $0.2 million for the three months ended March 29, 2013.  The cash flows used in financing activities for the three months ended March 28, 2014 were primarily attributable to proceeds from stock option exercises, partially offset by payments on notes payable. Cash used in financing activities for the three months ended March 29, 2013 was primarily attributable to payments on notes payable.

Outstanding indebtedness

Revolving Credit Facility:  On March 20, 2014, we amended our credit agreement with Wells Fargo Bank N.A. to reduce the size of the facility from $5.0 million to $75,905 and extended its maturity from April 1, 2014 to June 1, 2014. As of March 28, 2014, there were no outstanding borrowings under this agreement as and we were in compliance with each of our covenants under the Wells Fargo credit agreement. We amended the Wells Fargo credit facility in connection with entering into a new credit facility with BMO Harris Bank, N.A. (“BMO”).

We currently have a revolving credit agreement with BMO Harris Bank, N.A. (“BMO”), which was entered into on March 24, 2014 and became effective as of March 24, 2014. Our credit agreement with BMO provides for a revolving line of credit of up to $7.5 million, subject to a borrowing base calculation, including a $5.0 million standby letter of credit sub-facility and a $2.5 million secured term loan. All borrowings under the revolving line of credit are limited to a borrowing base equal to roughly 75% of the eligible accounts receivable plus 50% of the lower of cost or market value of our eligible inventory, each term as defined in the credit agreement. As of March 28, 2014, $6.9 million was available for borrowing and there were no outstanding borrowings under the revolving line of credit. The line of credit matures on March 24, 2016. Loans made under the revolving line of credit will accrue interest at either (i) a floating rate equal to 0.75% above the base rate in effect from time to time or (ii) a floating rate equal to 1.75% above LIBOR, with the interest rate to be selected by us.

Borrowings under the revolving line of credit are guaranteed by all of our subsidiaries (the “Guarantors”) and secured by all of our and the Guarantors’ accounts receivable and other rights to payment, general intangibles, inventory and equipment. Pursuant to the credit agreement, we also must pay a fee of up to 0.3% on unused commitments and customary fees on any letters of credit drawn under the facility.

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

The credit agreement also includes customary negative covenants, including (i) restrictions on the incurrence of additional indebtedness by us or the Guarantors other than indebtedness existing on the date of the credit agreement, (ii) restrictions on the total consideration for all permitted acquisitions (including potential future earn-out obligations) shall not exceed $2.5 million during the term of the agreement and the total consideration for any individual permitted acquisition shall not exceed $750,000 without BMO’s consent, and (iii) limitations on asset sales, mergers and acquisitions. In addition, the credit agreement includes customary events of default. Upon the occurrence of an event of default, the interest rate may be increased by 2.0%, BMO has the option to make any loans then outstanding under the credit agreement immediately due and payable, and BMO is no longer obligated to extend further credit to us under the credit agreement.

Loans made under the Wells Fargo credit facility during fiscal year 2013 accrued interest at a floating rate of LIBOR plus 2.25%. We also were required to pay a 0.25% fee on unused commitments and customary fees on any letters of credit drawn under the facility. There were no outstanding borrowings under the Wells Fargo credit facility as of March 28, 2014 and we were in compliance with each of our covenants under the Wells Fargo credit agreement as of March 28, 2014.

Insurance Premiums:  We have also financed, from time to time, insurance premiums by entering into unsecured notes payable with insurance companies. During our annual insurance renewals in the fourth quarter of our fiscal year ended December 27, 2013, we elected to finance our insurance premiums for the upcoming fiscal year.

Contractual obligations

We had no material changes in commitments for long-term debt obligations, operating lease obligations or capital lease obligations as of March 28, 2014, as compared to those disclosed in our table of contractual obligations included in our Annual Report on Form 10-K for the year ended December 27, 2013.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

As of March 28, 2014, the impact of recent accounting pronouncements on the Company is not expected to be material to the consolidated financial statements.

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

These statements involve certain known and unknown risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements.  Such risks and uncertainties include, among others, those listed in this report.  The forward-looking statements in this report, as well as subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, are hereby expressly qualified in their entirety by the cautionary statements in this report, including the risk factors in our Annual Report on Form 10-K for the year ended December 27, 2013.  We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances.

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

We had cash and cash equivalents of $12.7 million as of March 28, 2014. This amount includes $5.4 million invested in the Wells Fargo Stage Coach Sweep Investment Account, $1.0 million invested in the Wells Fargo Money Market Mutual Fund and $5.0 million invested in the Wells Fargo Collateral Investment Account. The balance of $1.3 million represents cash on hand in business checking accounts. Although these investments are subject to variable interest rates, we do not believe we are subject to significant market risk for these short-term investments.

We do not engage in trading activities and do not participate in foreign currency transactions or utilize derivative financial instruments. As of March 28, 2014, we had no outstanding debt under our revolving credit facility that bears interest at variable rates.

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

In connection with the preparation of this Quarterly Report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 28, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, as of March 28, 2014. No change in our internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

There are no material changes to the risk factors set forth in “Item 1A. Risk Factors,” of our Annual Report on Form 10-K for the year ended December 27, 2013.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6.  Exhibits

Exhibit Number	Exhibit Description
3.1	First Amended and Restated Certificate of Incorporation of Willdan Group, Inc., including amendments thereto(1)
3.2	Amended and Restated Bylaws of Willdan Group, Inc.(2)
4.1	Specimen Stock Certificate for shares of the Registrant’s Common Stock(1)
4.2

The Company agrees to furnish to the Securities and Exchange Commission upon request a copy of each instrument with respect to issues of long-term debt of Willdan Group, Inc. and its subsidiaries, the authorized principal amount of which does not exceed 10% of the consolidated assets of Willdan Group, Inc. and its subsidiaries.

10.1	Credit Agreement, dated March 24, 2014, between Willdan Group, Inc. and BMO Harris Bank, National Association(3)
10.2

Form of Delayed Draw Term Note for $2,500,000, dated as of March 24, 2014, by Willdan Group, Inc. in favor of BMO Harris Bank, N.A. (included as Exhibit C-1 to the Credit Agreement with BMO Harris Bank, N.A., filed as Exhibit 10.1)(3)

10.3

Revolving Line of Credit Note for $7,500,000, dated as of March 24, 2014, by Willdan Group, Inc. in favor of BMO Harris Bank, National Association (included as Exhibit C-2 to the Credit Agreement with BMO Harris Bank, N.A., filed as Exhibit 10.1)(3)

10.4	^ Security Agreement, dated as of March 24, 2014, between Willdan Group, Inc. and BMO Harris Bank, National Association(3)
31.1	* Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002*
31.2	* Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002*
32.1	* Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of March 28, 2014 and December 27, 2013; (ii) the Condensed Consolidated Statements of Operations for the three months ended March 28, 2014 and March 29, 2013; (iii) the Condensed Consolidated Statement of Cash Flows for the three months ended March 28, 2014 and March 29, 2013 and (iv) the Notes to the Condensed Consolidated Financial Statements.

*          Filed herewith.

^           Indicates that certain information contained herein has been omitted and confidentially submitted separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to the omitted portions

(1)                          Incorporated by reference to Willdan Group, Inc.’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on August 9, 2006, as amended (File No. 333-136444).

(2)                          Incorporated by reference to Willdan Group, Inc.’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 13, 2009.

(3)                          Incorporated by reference to Willdan Group, Inc.’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 25, 2014.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLDAN GROUP, INC.

By:	/s/ Stacy B. McLaughlin
Stacy B. McLaughlin
Vice President and Chief Financial Officer
Date: May 8, 2014