Form 10-Q
period 2014-06-27
Willdan Group, Inc.
filed 2014-08-07
CIK 1370450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2014

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

As of August 4, 2014, there were 7,514,284 shares of common stock, $0.01 par value per share, of Willdan Group, Inc. issued and outstanding.

WILLDAN GROUP, INC.

FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 27, 2014	December 27, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents, including restricted cash of $0 and $5,000,000 atJune 27, 2014 and December 27, 2013, respectively	$12,105,000	$8,134,000
Accounts receivable, net of allowance for doubtful accounts of $532,000 and $385,000 at June 27, 2014 and December 27, 2013, respectively	12,221,000	13,167,000
Costs and estimated earnings in excess of billings on uncompleted contracts	13,023,000	9,635,000
Other receivables	449,000	212,000
Prepaid expenses and other current assets	1,239,000	2,377,000
Total current assets	39,037,000	33,525,000
Equipment and leasehold improvements, net	889,000	691,000
Other assets	646,000	333,000
Deferred income taxes, net of current portion	3,688,000	3,688,000
Total assets	$44,260,000	$38,237,000

Liabilities and Stockholders’ Equity
Current liabilities:
Excess of outstanding checks over bank balance	$1,419,000	$1,473,000
Accounts payable	5,085,000	3,957,000
Accrued liabilities	7,141,000	5,808,000
Billings in excess of costs and estimated earnings on uncompleted contracts	2,670,000	2,247,000
Current portion of notes payable	115,000	517,000
Current portion of capital lease obligations	180,000	129,000
Current portion of deferred income taxes	3,688,000	3,688,000
Total current liabilities	20,298,000	17,819,000

Capital lease obligations, less current portion	292,000	85,000
Deferred lease obligations	44,000	120,000
Total liabilities	20,634,000	18,024,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized: 7,461,000 and 7,375,000 shares issued and outstanding at June 27, 2014 and December 27, 2013, respectively	74,000	74,000
Additional paid-in capital	34,859,000	34,654,000
Accumulated deficit	(11,307,000)	(14,515,000)
Total stockholders’ equity	23,626,000	20,213,000
Total liabilities and stockholders’ equity	$44,260,000	$38,237,000

See accompanying notes to condensed consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2014	2013	2014	2013

Contract revenue	$26,970,000	$20,496,000	$49,656,000	$41,881,000

Direct costs of contract revenue (exclusive of depreciation and amortization shown separately below):
Salaries and wages	7,003,000	6,129,000	13,205,000	11,972,000
Subconsultant services and other direct costs	9,296,000	5,309,000	16,292,000	11,500,000
Total direct costs of contract revenue	16,299,000	11,438,000	29,497,000	23,472,000

General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	5,014,000	4,948,000	9,932,000	10,486,000
Facilities and facilities related	1,125,000	1,149,000	2,187,000	2,337,000
Stock-based compensation	52,000	38,000	93,000	88,000
Depreciation and amortization	102,000	127,000	205,000	276,000
Lease abandonment, net	—	—	—	13,000
Other	2,437,000	2,078,000	4,489,000	4,034,000
Total general and administrative expenses	8,730,000	8,340,000	16,906,000	17,234,000
Income from operations	1,941,000	718,000	3,253,000	1,175,000

Other income (expense), net:
Interest income	1,000	2,000	3,000	5,000
Interest expense	(3,000)	(50,000)	(7,000)	(77,000)
Other, net	18,000	10,000	67,000	25,000
Total other income (expense), net	16,000	(38,000)	63,000	(47,000)
Income before income taxes	1,957,000	680,000	3,316,000	1,128,000

Income tax expense (benefit)	64,000	(8,000)	108,000	41,000
Net income	$1,893,000	$688,000	$3,208,000	$1,087,000

Earnings per share:
Basic	$0.26	$0.09	$0.43	$0.15
Diluted	$0.25	$0.09	$0.43	$0.15

Weighted-average shares outstanding:
Basic	7,405,000	7,353,000	7,401,000	7,336,000
Diluted	7,661,000	7,401,000	7,517,000	7,383,000

See accompanying notes to condensed consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 27, 2014	June 28, 2013
Cash flows from operating activities:
Net income	$3,208,000	$1,087,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	205,000	310,000
Lease abandonment expense, net	—	13,000
Loss (gain) on sale of equipment	2,000	(6,000)
Provision for doubtful accounts	191,000	162,000
Stock-based compensation	93,000	88,000
Changes in operating assets and liabilities:
Accounts receivable	755,000	4,282,000
Costs and estimated earnings in excess of billings on uncompleted contracts	(3,388,000)	(381,000)
Other receivables	(237,000)	27,000
Prepaid expenses and other current assets	1,138,000	560,000
Other assets	(313,000)	9,000
Accounts payable	1,128,000	(3,543,000)
Changes in excess of outstanding checks over bank balance	(54,000)	(370,000)
Accrued liabilities	1,333,000	(196,000)
Billings in excess of costs and estimated earnings on uncompleted contracts	423,000	140,000
Deferred lease obligations	(76,000)	(150,000)
Net cash provided by operating activities	4,408,000	2,032,000

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(330,000)	(86,000)
Proceeds from sale of equipment	—	11,000
Net cash used in investing activities	(330,000)	(75,000)

Cash flows from financing activities:
Payments on notes payable	(402,000)	(459,000)
Borrowings under line of credit	—	266,000
Repayments on line of credit	—	(3,266,000)
Principal payments on capital lease obligations	183,000	(66,000)
Proceeds from stock option exercise	84,000	—
Proceeds from sales of common stock under employee stock purchase plan	28,000	37,000
Net cash used in financing activities	(107,000)	(3,488,000)
Net increase (decrease) in cash and cash equivalents	3,971,000	(1,531,000)
Cash and cash equivalents at beginning of the period	8,134,000	10,006,000
Cash and cash equivalents at end of the period	$12,105,000	$8,475,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$7,000	$81,000
Income taxes	20,000	155,000

Supplemental disclosures of noncash investing and financing activities:
Equipment acquired under capital lease obligations	$334,000	$7,000

 See accompanying notes to condensed consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 27, 2014

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

The value of retainage is included in accounts receivable in the accompanying consolidated financial statements. Retainage represents the billed amount that is retained by the customer, in accordance with the terms of the contract, generally until performance is substantially complete.  At June 27, 2014 and December 27, 2013, the Company had retained accounts receivable of approximately $691,000 and $673,000, respectively.

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

Liquidity

The Company had $12.1 million of cash and cash equivalents as of June 27, 2014. The Company’s primary sources of liquidity are cash generated from operations and its revolving line of credit with BMO Harris Bank, National Association (“BMO”), which matures on March 24, 2016. While the Company believes that its cash and cash equivalents on hand,  cash generated by operating activities and funds available under its line of credit will be sufficient to finance its operating activities for at least the next 12 months, if the Company does experience a cash flow shortage or violates the current terms of its credit agreement, the Company may have difficulty obtaining additional funds on favorable terms, if at all, to meet its obligations as they come due in the normal course of business.

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

The following table sets forth the number of weighted-average shares used to compute basic and diluted EPS:

	Three Months Ended		Six Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013

Net income	$1,893,000	$688,000	$3,208,000	$1,087,000

Weighted-average common shares Outstanding-basic	7,405,000	7,353,000	7,401,000	7,336,000
Effect of dilutive stock options	256,000	48,000	116,000	47,000
Weighted-average common shares outstanding-diluted	7,661,000	7,401,000	7,517,000	7,383,000

Earnings per share:
Basic	$0.26	$0.09	$0.43	$0.15
Diluted	$0.25	$0.09	$0.43	$0.15

For the three and six months ended June 27, 2014, 268,500 and 289,500 options, 25,000 and 25,000 restricted stock grants, respectively, were excluded from the calculation of dilutive potential common shares, compared to 686,000 options and 25,000 restrictive stock grants for the same periods last year. These options were not included in the computation of dilutive potential common shares because the assumed proceeds per share exceeded the average market price per share for the 2014 and 2013 periods. Accordingly, the inclusion of these options would have been anti-dilutive. For periods in which the Company incurs net losses, dilutive potential common shares are excluded as they would be anti-dilutive.

3.                     EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consist of the following:

	June 27, 2014	December 27, 2013
Furniture and fixtures	$3,043,000	$3,039,000
Computer hardware and software	6,577,000	6,338,000
Leasehold improvements	769,000	776,000
Equipment under capital leases	827,000	831,000
Automobiles, trucks, and field equipment	572,000	533,000
	11,788,000	11,517,000
Accumulated depreciation and amortization	(10,899,000)	(10,826,000)
Equipment and leasehold improvements, net	$889,000	$691,000

4.                     ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	June 27, 2014	December 27, 2013
Accrued bonuses	$322,000	$31,000
Paid leave bank	1,437,000	1,243,000
Compensation and payroll taxes	885,000	749,000
Accrued legal	525,000	356,000
Accrued workers’ compensation insurance	83,000	141,000
Accrued rent	271,000	367,000
Employee withholdings	367,000	343,000
Client deposits	141,000	232,000
Unvouchered accounts payable	2,974,000	2,282,000
Other	136,000	64,000
Total accrued liabilities	$7,141,000	$5,808,000

5.                     LINE OF CREDIT

Revolving Credit Facility:  During fiscal year 2013, the Company had a revolving credit agreement with Wells Fargo Bank, N.A, which was entered into on December 23, 2011 and became effective as of January 1, 2012. Loans made under the revolving line of credit accrued interest at a floating rate of LIBOR plus 2.25%. The Company is also required to pay a 0.25% fee on unused commitments and customary fees on any letters of credit drawn under the facility. There were no outstanding borrowings under this agreement as of June 27, 2014.

The Wells Fargo revolving line of credit was scheduled to mature on April 1, 2014, but, on March 20, 2014, in connection with entering into a new credit facility with BMO, the Company reduced the size of the facility from $5.0 million to $75,905, which is the amount outstanding under a current letter of credit and extended its maturity until June 1, 2014. On July 1, 2014, the Company further extended the maturity of the letter of credit to June 30, 2015.

The Company also has a $7.5 million revolving credit agreement with BMO Harris Bank, N.A. (“BMO”), which was entered into on March 24, 2014 and became effective as of March 24, 2014. The Company’s credit agreement with BMO provides for a revolving line of credit of up to $7.5 million, subject to a borrowing base calculation, including a $5.0 million standby letter of credit sub-facility and a $2.5 million secured term loan. All borrowings under the revolving line of credit are limited to a borrowing base equal to roughly 75% of the eligible accounts receivable plus 50% of the lower of cost or market value of our eligible inventory, each term as defined in the credit agreement. As of June 27, 2014, $7.5 million was available for borrowing and there were no outstanding borrowings under the revolving line of credit. Under the BMO credit agreement, as of June 27, 2014, no cash amounts are restricted, as compared to $5.0 million as of December 27, 2013. The line of credit matures on March 24, 2016. Loans made under the revolving line of credit will accrue interest at either (i) a floating rate equal to 0.75% above the base rate in effect from time to time or (ii) a floating rate of 1.75% above LIBOR, with the interest rate to be selected by the Company.

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

The credit agreement also includes customary negative covenants, including (i) restrictions on the incurrence of additional indebtedness by us or the Guarantors other than indebtedness existing on the date of the credit agreement, (ii) restrictions on the total consideration for all permitted acquisitions (including potential future earn-out obligations) not to exceed $2.5 million during the term of the agreement and the total consideration for any individual permitted acquisition not to exceed $750,000 without BMO’s consent, and (iii) limitations on asset sales, mergers and acquisitions. In addition, the credit agreement includes customary events of default. Upon the occurrence of an event of default, the interest rate may be increased by 2.0%, BMO has the option to make any loans then outstanding under the credit agreement immediately due and payable, and BMO is no longer obligated to extend further credit to the Company under the credit agreement.

6.                                                              COMMITMENTS

Leases

The Company is obligated under capital leases for certain furniture and office equipment that expire at various dates through the year 2017.

The Company also leases certain office facilities under non-cancelable operating leases that expire at various dates through the year 2017.

Employee Benefit Plans

The Company has a qualified profit sharing plan pursuant to Code Section 401(a) and qualified cash or deferred arrangement pursuant to Code Section 401(k) covering substantially all employees. Employees may elect to contribute up to 50% of compensation limited to the amount allowed by tax laws. Company contributions are made solely at the discretion of the Company’s board of directors.

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

Based on management’s estimates and determination of an effective tax rate for the year, the Company recorded an income tax expense of $64,000 and $108,000 for the three and six months ended June 27, 2014 as compared to an income tax benefit of $8,000 and an income tax expense of $41,000 for the three and six months ended June 28, 2013.

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

The accounting policies applied to determine the segment information are the same as those described in the summary of significant accounting policies included in the Company’s 2013 Annual Report on Form 10-K filed on March 25, 2014. There were no intersegment sales in the three and six months ended June 27, 2014. Management evaluates the performance of each segment based upon income or loss from operations before income taxes. Certain segment asset information including expenditures for long-lived assets has not been presented as it is not reported to or reviewed by the chief operating decision maker. In addition, enterprise-wide service line contract revenue is not included as it is impracticable to report this information for each group of similar services.

Financial information with respect to the reportable segments as of and for the fiscal three and six months ended June 27, 2014 and as of and for the fiscal three months and six ended June 28, 2013 is as follows:

	Engineering Services	Energy Efficiency Services	Public Finance Services	Homeland Security Services	Unallocated Corporate	Intersegment	Consolidated Total
Fiscal Three Months Ended June 27, 2014
Contract revenue	$9,526,000	$13,699,000	$2,691,000	$1,054,000	$—	$—	$26,970,000
Segment profit (loss) before income taxes	612,000	1,526,000	13,000	106,000	(300,000)	—	1,957,000
Net income (loss)	593,000	1,473,000	13,000	104,000	(290,000)	—	1,893,000
Segment assets(1)	8,904,000	14,990,000	3,485,000	1,218,000	38,793,000	(23,130,000)	44,260,000

Fiscal Three Months Ended June 28, 2013
Contract revenue	$8,685,000	$8,004,000	$2,650,000	$1,157,000	$—	$—	$20,496,000
Segment profit before income taxes	328,000	85,000	173,000	94,000	—	—	680,000
Net income	322,000	107,000	168,000	91,000	—	—	688,000
Segment assets(1)	9,345,000	9,062,000	3,802,000	1,297,000	35,182,000	(23,129,000)	35,558,000

Fiscal Six Months Ended June 27, 2014
Contract revenue	$18,419,000	$24,058,000	$5,181,000	$1,998,000	$—	$—	$49,656,000
Segment profit (loss) before income taxes	1,141,000	2,053,000	250,000	172,000	(300,000)		3,316,000
Net income (loss)	1,107,000	1,980,000	244,000	167,000	(290,000)	—	3,208,000
Segment assets(1)	8,904,000	14,990,000	3,485,000	1,218,000	38,793,000	(23,130,000)	44,260,000

Fiscal Six Months Ended June 28, 2013
Contract revenue	$16,910,000	$17,945,000	$4,921,000	$2,105,000	$—	$—	$41,881,000
Segment profit before income taxes	399,000	379,000	240,000	110,000			1,128,000
Net income	385,000	365,000	231,000	106,000	—	—	1,087,000
Segment assets(1)	9,345,000	9,062,000	3,802,000	1,297,000	35,182,000	(23,129,000)	35,558,000

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

City of Glendale v. Willdan Financial Services, Superior Court of California, Los Angeles County

A complaint was filed against the Company on July 16, 2014 relating to a project performed by Willdan Financial Services to prepare a Cost of Services Analysis (a “COSA”) for the Department of Water and Power of the City of Glendale, California (the “City of Glendale”).  The purpose of the COSA was to assist the City of Glendale in setting water rates for property owners.  The lawsuit alleges that the City of Glendale suffered damages due to mistakes in the COSA, as follows: the City of Glendale received less revenue than anticipated in an amount exceeding $9,000,000; the City of Glendale was required to retain another consultant to prepare a new COSA at the cost of $130,000; and the City of Glendale incurred costs associated with noticing and conducting public hearings at a cost of $83,052.  The Company denies the allegations asserted in the lawsuit and will vigorously defend against the claims. Additionally, this matter is covered by the Company’s professional liability insurance policy.

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

•                                       Engineering and Planning;

•                                       Energy Efficiency and Sustainability;

•                                       Economic and Financial Consulting; and

•                                       National Preparedness and Interoperability

We operate our business through a network of offices located primarily in California and New York. We also have operations in Arizona, Florida, Texas, Washington and Washington, DC. As of June 27, 2014, we had a staff of 604 which includes licensed engineers and other professionals. Historically, our clients have primarily been public agencies in communities with populations ranging from 10,000 to 300,000 people. We believe communities of this size are underserved by large outsourcing companies that tend to focus on securing large federal and state projects, as well as projects for the private sector. Since fiscal 2008, we have begun to provide increased services to public and private utilities that service major metropolitan communities and commercial and industrial firms, particularly in connection with the growth of our energy efficiency and sustainability services. We seek to establish close working relationships with our clients and expand the breadth and depth of the services we provide to them over time.

While we currently serve communities throughout the country, our business with public agencies is concentrated in California and Arizona. We provide services to approximately 63% of the 482 cities and approximately 78% of the 58 counties in California. We also serve special districts, school districts, a range of public agencies and private industry. Our business with public and private utilities is concentrated in California and New York.

We were founded in 1964 and Willdan Group, Inc., a Delaware corporation, was formed in 2006 to serve as our holding company. We consist of a family of wholly owned companies that operate within the following segments for financial reporting purposes:

Engineering Services.    Our Engineering Services segment includes the operations of our subsidiaries, Willdan Engineering, Willdan Infrastructure and Public Agency Resources (“PARs”). Willdan Engineering provides civil engineering-related and city planning services to our clients. PARs primarily provides staffing to Willdan Engineering.  Contract revenue for the Engineering Services segment represented approximately 37.1% and 40.4% of our consolidated contract revenue for the six months ended June 27, 2014 and June 28, 2013, respectively.

Energy Efficiency Services.   Our Energy Efficiency Services segment consists of the business of our subsidiary, Willdan Energy Solutions, which offers energy efficiency and sustainability consulting services to utilities, public agencies and private industry. This segment is currently our largest segment based on contract revenue, representing approximately 48.4% and 42.8% of our consolidated contract revenue for the six months ended June 27, 2014 and June 28, 2013, respectively.

Public Finance Services.    Our Public Finance Services segment consists of the business of our subsidiary, Willdan Financial Services, which offers economic and financial consulting services to public agencies.  Contract revenue for the Public Finance Services segment represented approximately 10.4% and 11.7% of our consolidated contract revenue for the six months ended June 27, 2014 and June 28, 2013, respectively.

Homeland Security Services.    Our Homeland Security Services segment consists of the business of our subsidiary, Willdan Homeland Solutions, which offers national preparedness and interoperability services and communications and technology solutions. Contract revenue for our Homeland Security Services segment represented approximately 4.0% and 5.0% of our consolidated contract revenue for the six months ended June 27, 2014 and June 28, 2013, respectively.

Recent Developments

We amended our revolving line of credit with Wells Fargo on March 20, 2014. The Wells Fargo credit facility was scheduled to mature on April 1, 2014. On March 20, 2014, we amended the facility by reducing the revolving line of credit from $5.0 million to $75,905, which is the amount outstanding under a current letter of credit and extending its maturity to June 1, 2014. On July 1, 2014, we further extended the maturity of the letter of credit to June 30, 2015. We amended the Wells Fargo credit facility in connection with entering into a new $7.5 million revolving credit facility with BMO Harris Bank, N.A. on March 24, 2014. The new BMO Harris revolving credit facility matures on March 24, 2016. For further information on our new revolving credit facility, see “—Liquidity and Capital Resources—Outstanding Indebtedness” elsewhere in this report.

Components of Income and Expense

Contract Revenue

We provide our services under contracts, purchase orders or retainer letters. The contracts we enter into with our clients contain three principal types of pricing provisions: time and materials, unit based, and fixed price. Revenue on our time and materials and unit based contracts are recognized as the work is performed in accordance with specific terms of the contract. Approximately 36% of our contracts are based on contractual rates per hour plus costs incurred. Some of these contracts include maximum contract prices, but the majority of these contracts are not expected to exceed the maximum. Contract revenue on our fixed price contracts is determined on the percentage of completion method based generally on the ratio of direct costs incurred to date to estimated total direct costs at completion. Many of our fixed price contracts are relatively short in duration, thereby lowering the risks of not properly estimating the percent complete.

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

	Fiscal Three Months Ended		Fiscal Six Months Ended
Statement of Operations Data	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013

Contract revenue	100.0%	100.0%	100.0%	100.0%
Direct costs of contract revenue (exclusive of depreciation and amortization shown separately below):
Salaries and wages	26.0	29.9	26.6	28.6
Subconsultant services and other direct costs	34.5	25.9	32.8	27.5
Total direct costs of contract revenue	60.4	55.8	59.4	56.0
General and administrative expenses:
Salaries and wages, payroll taxes, employee benefits	18.6	24.1	20.0	25.0
Facilities and facilities related	4.2	5.6	4.4	5.6
Stock-based compensation	0.2	0.2	0.2	0.2
Depreciation and amortization	0.4	0.6	0.4	0.7
Lease abandonment	—	—	—	—
Other	9.0	10.1	9.0	9.6
Total general and administrative expenses	32.4	40.7	34.0	41.1
Income from operations	7.2	3.5	6.6	2.8
Other income (expense):
Interest income	—	—	—	—
Interest expense	—	(0.2)	—	(0.2)
Other, net	0.1	—	0.1	(0.1
Total other income (expense), net	0.1	(0.3)	0.1	(0.1)
Income before income tax expense	7.3	3.3	6.7	2.1
Income tax expense (benefit)	0.2	(0.0)	0.2	(0.1)
Net income	7.0%	3.4%	6.5%	2.6%

Three Months Ended June 27, 2014 Compared to Three Months Ended June 28, 2013

Contract revenue.    Our contract revenue was $27.0 million for the three months ended June 27, 2014, with $9.5 million attributable to the Engineering Services segment, $13.7 million attributable to the Energy Efficiency Services segment, $2.7 million attributable to the Public Finance Services segment, and $1.1 million attributable to the Homeland Security Services segment. Consolidated contract revenue increased $6.5 million, or 31.6%, to $27.0 million for the three months ended June 27, 2014 from $20.5 million for the three months ended June 28, 2013. This increase was due primarily to an increase in contract revenue for the Energy Efficiency Services segment of $5.7 million, or 86.9%, to $13.7 million for the three months ended June 27, 2014 from $8.0 million for the three months ended June 28, 2013 as a result of an increase in the direct installation of energy efficiency measures from the energy efficiency audits in New York and California. Contract revenue for the Engineering Services segment increased $0.8 million, or 9.7% to $9.5 million for the three months ended June 27, 2014 from $8.7 million for the three months ended June 28, 2013. Contract revenue for the Public Finance Services segment increased $0.1 million, or 1.4% for the three months ended June 27, 2014 as compared to the three months ended June 28, 2013. Contract revenue for the Homeland Security Services segment decreased $0.1 million, or 2.2% to $1.1 million for the three months ended June 27, 2014 from $1.2 million for the three months ended June 28, 2013.

Contract revenue for the Energy Efficiency Services segment increased primarily as a result of an increase in the direct installation of energy efficiency measures from the energy efficiency audits in New York and California. Contract revenue for the Engineering Services segment increased primarily due to greater demand for our city engineering services in northern California.

Direct costs of contract revenue.    Direct costs of contract revenue were $16.3 million for the three months ended June 27, 2014, with $5.5 million attributable to the Engineering Services segment, $9.0 million attributable to the Energy Efficiency Services segment, $1.2 million attributable to the Public Finance Services segment, and $0.7 million attributable to the Homeland Security Services segment. Overall, direct costs increased by $4.8 million, or 42.5%, to $16.3 million for the three months ended June 27, 2014 from $11.4 million for the three months ended June 28, 2013.  This increase is primarily attributable to an increase in direct costs within our Energy Efficiency Services segment of $4.1 million, or 85.4% for the three months ended June 27, 2014. Direct costs of contract revenue also increased within our Engineering Services and Public Finance segments by $0.8 million, or 16.1%, and $0.1 million, or 1.2%, respectively.  Direct costs of contract revenue in our Homeland Security Services segment decreased by $0.1 million, or 2.7% to $0.7 million for the three months ended June 27, 2014 from $0.8 million for the three months ended June 27, 2014.

Direct costs increased as a result of increases in subconsultant services and other direct costs of $4.0 million and an increase in salaries and wages of $0.9 million. Within direct costs of contract revenue, salaries and wages remained flat at 26.0% of contract revenue for the three months ended June 27, 2014 as compared to 29.9% for the three months ended June 28, 2013. Subconsultant services and other direct costs increased to 34.5% of contract revenue for the three months ended June 27, 2014 from 25.9% of contract revenue for the three months ended June 28, 2013. Subconsultant services increased primarily because of increased demand for the energy efficiency, sustainability and renewable energy services of our subsidiary Willdan Energy Solutions, which generally utilizes a higher percentage of subconsultants than our other subsidiaries.

General and administrative expenses.    General and administrative expenses increased by $0.4 million, or 4.7%, to $8.7 million for the three months ended June 27, 2014 from $8.3 million for the three months ended June 28, 2013. This was due primarily to increases of $0.3 million, $0.2 million and $0.1 million, in general and administrative expenses of our corporate offices, the Energy Efficiency Services and Public Finance Services segments, respectively.  These increases were partially offset by a decrease of $0.2 million in the general and administrative expenses of the Engineering Services segment. General and administrative expenses in our Homeland Security Services Segment remained flat.  General and administrative expenses as a percentage of contract revenue decreased to 32.4% for the three months ended June 27, 2014 as compared to 40.7% for the three months ended June 28, 2013.

Of the $0.4 million increase in general and administrative expenses, approximately $0.3 million relates to an increase in other general and administrative expenses. The remaining $0.1 million increase is attributable to an increase in salaries and wages, payroll taxes and employee benefits. The increase in employee related costs primarily resulted from increased headcount.

Income from operations.     As a result of the above factors, our operating income was $1.9 million for the three months ended June 27, 2014 as compared to operating income of $0.7 million for the three months ended June 28, 2013.  Income from operations as a percentage of contract revenue was 7.2% for the three months ended June 27, 2014, as compared to 3.5% in the prior year period.

Other income (expense).    Other income, net was $16,000 for the three months ended June 27, 2014, as compared to other expense, net of $38,000 for the three months ended June 28, 2013.

Income tax expense (benefit).     Income tax expense was $64,000 for the three months ended June 27, 2014, as compared to an income tax benefit $8,000 for the three months ended June 28, 2013.

Net income.    As a result of the above factors, our net income was $1.9 million for the three months ended June 27, 2014, as compared to a net income of $0.7 million for the three months ended June 28, 2013.

Six Months Ended June 27, 2014 Compared to Six Months Ended June 28, 2013

Contract revenue.    Our contract revenue was $49.7 million for the six months ended June 27, 2014, with $18.4 million attributable to the Engineering Services segment, $24.1 million attributable to the Energy Efficiency Services segment, $5.2 million attributable to the Public Finance Services segment, and $2.0 million attributable to the Homeland Security Services segment. Consolidated contract revenue for the six months ended June 27, 2014 increased $7.8 million, or 18.6%, to $49.7 million from $41.9 million for the six months ended June 28, 2013, reflecting an increase of $6.1 million, or 34.1%, in contract revenue for the Energy Efficiency Services segment.

Contract revenue increased by $1.5 million, or 8.9% and $0.3 million, or 5.3%, for our Engineering Services and Public Finance Services segments, respectively. Contract revenue for our Homeland Security Services segment decreased by $0.1 million, or 5.1% to $2.0 million for the six months ended June 27, 2014 from $2.1 million for the six months ended June 28, 2013.

Contract revenue for the Energy Efficiency Services segment increased primarily because of increased demand for energy efficiency services in the states of New York and California. Contract revenue for the Engineering Services segment increased primarily due to greater demand for our city engineering services in northern Californian and our building and safety, construction management and geotechnical services. Revenue in the Homeland Security Services segment decreased due to slightly lower levels of activity in the traditional planning, training and exercise consulting services business.

Direct costs of contract revenue.    Direct costs of contract revenue were $29.5 million for the six months ended June 27, 2014, with $10.3 million attributable to the Engineering Services segment, $15.8 million attributable to the Energy Efficiency Services segment, $2.1 million attributable to the Public Finance Services segment, and $1.3 million attributable to the Homeland Security Services segment.  Overall, direct costs increased by $6.0 million, or 25.7%, to $29.5 million for the six months ended June 27, 2014, from $23.5 million for the six months ended June 28, 2013.  This increase is primarily attributable to an increase in direct costs within our Energy Efficiency Services segment of $$4.7 million, or 42.8% for the six months ended June 27, 2014.  Direct costs of contract revenue also increased within our Engineering Services and Public Finance segments by $1.3 million, or 14.1%, and $0.1 million, or 6.8%, respectively. Such increases were partially offset by a decrease in direct costs of contract revenue of $0.1 million, or 8.3%, in our Homeland Security Services segment.

Direct costs increased primarily as a result of an increase in subconsultant services (used primarily by our Energy Efficiency Services segment) and other direct costs of $4.8 million. Salaries and wages also increased by $1.2 million. Salaries and wages decreased to 26.6% of contract revenue for the six months ended June 27, 2014 from 28.6% for the six months ended June 28, 2013 and subconsultant services increased to 32.8% of contract revenue for the six months ended June 27, 2014 from 27.5% of contract revenue for the six months ended June 28, 2013. Subconsultant services increased primarily because of increased use of subconsultant services to perform certain energy efficiency, sustainability and renewable energy services of our subsidiary Willdan Energy Solutions, which generally utilizes a higher percentage of subconsultants than our other subsidiaries.

General and administrative expenses.    General and administrative expenses decreased by $0.3 million, or 1.9%, to $16.9 million for the six months ended June 27, 2014 from $17.2 million for the six months ended June 28, 2013. This reflected decreases of $0.3 million, $0.4 million, and $0.1 million in general and administrative expenses of the Energy Efficiency Services, the Engineering Services and the Homeland Security Services segments, respectively, partially offset by increases of $0.1 million and $0.3 million in the general and administrative expenses of our Public Finance Services segment and our corporate offices. General and administrative expenses as a percentage of contract revenue was 34.1% for the six months ended June 27, 2014 as compared to 41.1% for the six months ended June 28, 2013.

Of the $0.3 million decrease in general and administrative expenses, approximately $0.2 million resulted from decreases in salaries and wages, payroll taxes and employee benefits, (primarily as a result of cost control measures and a decrease in non-chargeability of labor) partially offset by an increase in other general and administrative expenses. As discussed above under “—Components of Income and Expense—Direct Costs of Contract Revenue,” we do not allocate that portion of salaries and wages not related to time spent directly generating revenue to direct costs of contract revenue. The remaining $0.1 million decrease is attributable to decreases in facility and facilities related expenses.

Income from operations.     As a result of the above factors, our operating income was $3.3 million for the six months ended June 27, 2014, as compared to an operating income of $1.1 million for the six months ended June 28, 2013. Income from operations as a percentage of contract revenue was 6.6% for the six months ended June 27, 2014, as compared to income from operations as a percentage of contract revenue of 2.8% in the prior year period.

Other income (expense).    Other income, net was $63,000 for the six months ended June 27, 2014, as compared to $(47,000) for the six months ended June 28, 2013. The increase is primarily the result of lower interest expense due to decreased borrowings under our line of credit.

Income tax expense.     We recorded an income tax expense of $108,000 for the six months ended June 27, 2014, as compared to an income tax expense of $41,000 for the six months ended June 28, 2013.

Net income.     As a result of the above factors, our net income was $3.2 million for the six months ended June 27, 2014 compared to a net income of $1.1 million for the six months ended June 28, 2013.

Liquidity and Capital Resources

We had $12.1 million of cash and cash equivalents as of June 27, 2014. Our primary sources of liquidity are cash generated from operations and our revolving line of credit with BMO Harris Bank, N.A., which matures on March 24, 2016.  While we believe that our cash and cash equivalents on hand, cash generated by operating activities and funds available under our line of credit will be sufficient to finance our operating activities for at least the next 12 months, if we do experience a cash flow shortage or violate the current terms of our credit agreement, we may have difficulty obtaining additional funds on favorable terms, if at all, to meet our obligations as they come due in the normal course of business.

Cash flows from operating activities

Cash flows provided by operating activities were $4.4 million for the six months ended June 27, 2014, as compared to $2.0 million for the six months ended June 28, 2013.  The cash flows provided by operating activities in the six months ended June 27, 2014 were comparatively higher than the prior year period due primarily to a higher net income, a larger decrease in prepaid expenses and other current assets, and increases in accounts payable and accrued liabilities, partially offset by a smaller decrease in accounts receivable and a larger increase in costs and estimated earnings in excess of billings on uncompleted contracts.

Cash flows from investing activities

Cash flows used in investing activities were $0.3 million for the six months ended June 27, 2014 as compared to $0.1 million for the six months ended June 28, 2013. Cash used in investing activities reflects purchases of equipment and leasehold improvements.

Cash flows from financing activities

Cash flows used in financing activities were $0.1 million for the six months ended June 27, 2014 compared to cash flows used in financing activities of $3.5 million for the six months ended June 28, 2013.  The cash flows used in financing activities for the six months ended June 27, 2014 were primarily attributable to payments on notes payable, partially offset by principal payments on capital leases and proceeds from stock option exercise. Cash used in financing activities for the six months ended June 28, 2013 was primarily attributable to the repayment of borrowings under our prior credit facility with Wells Fargo.

Outstanding indebtedness

Revolving Credit Facility:  On March 20, 2014, we amended our credit agreement with Wells Fargo Bank N.A. to reduce the size of the facility from $5.0 million to $75,905 and extended its maturity from April 1, 2014 to June 1, 2014.  On July 1, 2014, we further extended the maturity on the letter of credit to June 30, 2015. As of June 27, 2014, there were no outstanding borrowings under this agreement as and we were in compliance with each of our covenants under the Wells Fargo credit agreement. We amended the Wells Fargo credit facility in connection with entering into a new credit facility with BMO Harris Bank, N.A. (“BMO”).

We currently have a revolving credit agreement with BMO Harris Bank, N.A. (“BMO”), which was entered into on March 24, 2014 and became effective as of March 24, 2014. Our credit agreement with BMO provides for a revolving line of credit of up to $7.5 million, subject to a borrowing base calculation, including a $5.0 million standby letter of credit sub-facility and a $2.5 million secured term loan. All borrowings under the revolving line of credit are limited to a borrowing base equal to roughly 75% of the eligible accounts receivable plus 50% of the lower of cost or market value of our eligible inventory, each term as defined in the credit agreement. As of June 27, 2014, $7.5 million was available for borrowing and there were no outstanding borrowings under the revolving line of credit. The line of credit matures on March 24, 2016. Loans made under the revolving line of credit will accrue interest at either (i) a floating rate equal to 0.75% above the base rate in effect from time to time or (ii) a floating rate equal to 1.75% above LIBOR, with the interest rate to be selected by us.

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

Loans made under the Wells Fargo credit facility during fiscal year 2013 accrued interest at a floating rate of LIBOR plus 2.25%. We also were required to pay a 0.25% fee on unused commitments and customary fees on any letters of credit drawn under the facility. There were no outstanding borrowings under the Wells Fargo credit facility as of June 27, 2014 and we were in compliance with each of our covenants under the Wells Fargo credit agreement as of June 27, 2014.

Contractual obligations

We had no material changes in commitments for long-term debt obligations, operating lease obligations or capital lease obligations as of June 27, 2014, as compared to those disclosed in our table of contractual obligations included in our Annual Report on Form 10-K for the year ended December 27, 2013.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

As of June 27, 2014, the impact of recent accounting pronouncements on the Company is not expected to be material to the consolidated financial statements.

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

We had cash and cash equivalents of $12.1 million as of June 27, 2014. This amount includes $4.5 million invested in the Wells Fargo Stage Coach Sweep Investment Account and $5.0 million invested in the Wells Fargo Collateral Investment Account. The balance of $2.6 million represents cash on hand in business checking accounts. Although these investments are subject to variable interest rates, we do not believe we are subject to significant market risk for these short-term investments.

We do not engage in trading activities and do not participate in foreign currency transactions or utilize derivative financial instruments. As of June 27, 2014, we had no outstanding debt under our revolving credit facility that bears interest at variable rates.

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

In connection with the preparation of this Quarterly Report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 27, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, as of June 27, 2014. No change in our internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

City of Glendale v. Willdan Financial Services, Superior Court of California, Los Angeles County

A complaint was filed against us on July 16, 2014 relating to a project performed by Willdan Financial Services to prepare a Cost of Services Analysis (a “COSA”) for the Department of Water and Power of the City of Glendale, California (the “City of Glendale”).  The purpose of the COSA was to assist the City of Glendale in setting water rates for property owners.  The lawsuit alleges that the City of Glendale suffered damages due to mistakes in the COSA, as follows: the City of Glendale received less revenue than anticipated in an amount exceeding $9,000,000; the City of Glendale was required to retain another consultant to prepare a new COSA at the cost of $130,000; and the City of Glendale incurred costs associated with noticing and conducting public hearings at a cost of $83,052.  We deny the allegations asserted in the lawsuit and will vigorously defend against the claims. Additionally, this matter is covered by our professional liability insurance policy.

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

10.1	*	First Amendment to the Credit Agreement, dated June 3, 2014 between Willdan Group, Inc. and BMO Harris Bank National Association
31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002*
31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002*
32.1	*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of June 27, 2014 and December 27, 2013; (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 27, 2014 and June 28, 2013; (iii) the Condensed Consolidated Statement of Cash Flows for the three and six months ended June 27, 2014 and June 28, 2013 and (iv) the Notes to the Condensed Consolidated Financial Statements.

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
Date: August 7, 2014