Form 10-Q
period 2014-09-26
Willdan Group, Inc.
filed 2014-11-06
CIK 1370450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2014

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

As of November 4, 2014, there were 7,627,025 shares of common stock, $0.01 par value per share, of Willdan Group, Inc. issued and outstanding.

WILLDAN GROUP, INC.
FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 26, 2014	December 27, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents including restricted cash of $0 and $5,000,000 at September 26, 2014 and December 27, 2013, respectively	$13,374,000	$8,134,000
Accounts receivable, net of allowance for doubtful accounts of $724,000 and $385,000 at September 26, 2014 and December 27, 2013, respectively	14,100,000	13,167,000
Costs and estimated earnings in excess of billings on uncompleted contracts	14,046,000	9,635,000
Other receivables	888,000	212,000
Prepaid expenses and other current assets	1,375,000	2,377,000
Total current assets	43,783,000	33,525,000

Equipment and leasehold improvements, net	1,015,000	691,000
Other assets	554,000	333,000
Deferred income taxes, net of current portion	4,968,000	3,688,000
Total assets	$50,320,000	$38,237,000

Liabilities and Stockholders’ Equity
Current liabilities:
Excess of outstanding checks over bank balance	$1,136,000	$1,473,000
Accounts payable	4,198,000	3,957,000
Accrued liabilities	8,722,000	5,808,000
Billings in excess of costs and estimated earnings on uncompleted contracts	4,430,000	2,247,000
Current portion of notes payable	—	517,000
Current portion of capital lease obligations	261,000	129,000
Current portion of deferred income taxes	3,205,000	3,688,000
Total current liabilities	21,952,000	17,819,000

Capital lease obligations, less current portion	222,000	85,000
Deferred lease obligations	34,000	120,000
Total liabilities	22,208,000	18,024,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized: 7,538,000 and 7,375,000 shares issued and outstanding at September 26, 2014 and December 27, 2013, respectively	75,000	74,000
Additional paid-in capital	35,183,000	34,654,000
Accumulated deficit	(7,146,000)	(14,515,000)
Total stockholders’ equity	28,112,000	20,213,000
Total liabilities and stockholders’ equity	$50,320,000	$38,237,000

See accompanying notes to condensed consolidated financial statements.

 WILLDAN GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2014	2013	2014	2013

Contract revenue	$28,187,000	$21,167,000	$77,843,000	$63,048,000

Direct costs of contract revenue (exclusive of depreciation and amortization shown separately below):
Salaries and wages	7,290,000	6,136,000	20,495,000	18,108,000
Subconsultant services and other direct costs	9,179,000	5,836,000	25,471,000	17,336,000
Total direct costs of contract revenue	16,469,000	11,972,000	45,966,000	35,444,000

General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	5,444,000	4,947,000	15,376,000	15,433,000
Facilities and facilities related	1,084,000	1,167,000	3,271,000	3,504,000
Stock-based compensation	81,000	36,000	174,000	124,000
Depreciation and amortization	124,000	125,000	329,000	401,000
Lease abandonment, net	—	—	—	13,000
Other	2,334,000	2,038,000	6,823,000	6,072,000
Total general and administrative expenses	9,067,000	8,313,000	25,973,000	25,547,000
Income from operations	2,651,000	882,000	5,904,000	2,057,000

Other income (expense), net:
Interest income	1,000	3,000	4,000	8,000
Interest expense	(4,000)	(9,000)	(11,000)	(86,000)
Other, net	49,000	10,000	116,000	35,000
Total other income (expense), net	46,000	4,000	109,000	(43,000)
Income before income taxes	2,697,000	886,000	6,013,000	2,014,000

Income tax (benefit) expense	(1,464,000)	44,000	(1,356,000)	85,000
Net income	$4,161,000	$842,000	$7,369,000	$1,929,000

Earnings per share:
Basic	$0.55	$0.11	$0.99	$0.26
Diluted	$0.53	$0.11	$0.96	$0.26

Weighted-average shares outstanding:
Basic	7,507,000	7,359,000	7,440,000	7,349,000
Diluted	7,855,000	7,526,000	7,700,000	7,443,000

See accompanying notes to condensed consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 26, 2014	September 27, 2013
Cash flows from operating activities:
Net income	$7,369,000	$1,929,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	329,000	452,000
Deferred income taxes	(1,763,000)	—
Lease abandonment expense, net	—	13,000
Loss (gain) on sale of equipment	(3,000)	(3,000)
Provision for doubtful accounts	401,000	219,000
Stock-based compensation	174,000	118,000
Changes in operating assets and liabilities:
Accounts receivable	(1,334,000)	4,872,000
Costs and estimated earnings in excess of billings on uncompleted contracts	(4,411,000)	295,000
Other receivables	(676,000)	33,000
Prepaid expenses and other current assets	1,002,000	212,000
Other assets	(221,000)	(7,000)
Accounts payable	241,000	(3,551,000)
Changes in excess of outstanding checks over bank balance	(337,000)	(19,000)
Accrued liabilities	2,914,000	620,000
Billings in excess of costs and estimated earnings on uncompleted contracts	2,183,000	(805,000)
Deferred lease obligations	(86,000)	(232,000)
Net cash provided by operating activities	5,782,000	4,146,000

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(179,000)	(248,000)
Proceeds from sale of equipment	5,000	16,000
Net cash used in investing activities	(174,000)	(232,000)

Cash flows from financing activities:
Payments on notes payable	(517,000)	(604,000)
Borrowings under line of credit	—	266,000
Repayments on line of credit	—	(3,266,000)
Principal payments on capital lease obligations	(207,000)	(50,000)
Proceeds from stock option exercise	280,000	15,000
Proceeds from sales of common stock under employee stock purchase plan	76,000	73,000
Net cash used in financing activities	(368,000)	(3,566,000)
Net increase in cash and cash equivalents	5,240,000	348,000
Cash and cash equivalents at beginning of the period	8,134,000	10,006,000
Cash and cash equivalents at end of the period	$13,374,000	$10,354,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$11,000	$86,000
Income taxes	61,000	164,000

Supplemental disclosures of noncash investing and financing activities:
Equipment acquired under capital lease obligations	$476,000	$60,000

See accompanying notes to condensed consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 26, 2014
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

The value of retainage is included in accounts receivable in the accompanying consolidated financial statements. Retainage represents the billed amount that is retained by the customer, in accordance with the terms of the contract, generally until performance is substantially complete.  At September 26, 2014 and December 27, 2013, the Company had retained accounts receivable of approximately $706,000 and $673,000, respectively.

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

Liquidity

The Company had $13.4 million of cash and cash equivalents as of September 26, 2014. The Company’s primary sources of liquidity are cash generated from operations and its revolving line of credit with BMO Harris Bank, National Association (“BMO”), which matures on March 24, 2016. While the Company believes that its cash and cash equivalents on hand, cash generated by operating activities and funds available under its line of credit will be sufficient to finance its operating activities for at least the next 12 months, if the Company does experience a cash flow shortage or violates the current terms of its credit agreement, the Company may have difficulty obtaining additional funds on favorable terms, if at all, to meet its obligations as they come due in the normal course of business.

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

The following table sets forth the number of weighted-average shares used to compute basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013

Net income	$4,161,000	$842,000	$7,369,000	$1,929,000

Weighted-average common shares Outstanding-basic	7,507,000	7,359,000	7,440,000	7,349,000
Effect of dilutive stock options and unvested restricted stock	348,000	167,000	260,000	94,000
Weighted-average common shares outstanding-diluted	7,855,000	7,526,000	7,700,000	7,443,000

Earnings per share:
Basic	$0.55	$0.11	$0.99	$0.26
Diluted	$0.53	$0.11	$0.96	$0.26

For the three and nine months ended September 26, 2014, 2,000 and 231,000 options, respectively and no restricted stock grants, were excluded from the calculation of dilutive potential common shares, compared to 404,000 and 591,000 options, respectively, and 25,000 restrictive stock grants for the same periods last year. These options were not included in the computation of dilutive potential common shares because the assumed proceeds per share exceeded the average market price per share for the 2014 and 2013 periods. Accordingly, the inclusion of these options would have been anti-dilutive. For periods in which the Company incurs net losses, dilutive potential common shares are excluded as they would be anti-dilutive.

3.                                                              EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consist of the following:

	September 26, 2014	December 27, 2013
Furniture and fixtures	$3,025,000	$3,039,000
Computer hardware and software	6,490,000	6,338,000
Leasehold improvements	747,000	776,000
Equipment under capital leases	881,000	831,000
Automobiles, trucks, and field equipment	603,000	533,000
	11,746,000	11,517,000
Accumulated depreciation and amortization	(10,731,000)	(10,826,000)
Equipment and leasehold improvements, net	$1,015,000	$691,000

4.                                                              ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	September 26, 2014	December 27, 2013
Accrued bonuses	$1,015,000	$31,000
Paid leave bank	1,504,000	1,243,000
Compensation and payroll taxes	1,400,000	749,000
Accrued legal	485,000	356,000
Accrued workers’ compensation insurance	153,000	141,000
Accrued rent	230,000	367,000
Employee withholdings	773,000	343,000
Client deposits	199,000	232,000
Unvouchered accounts payable	2,505,000	2,282,000
Other	458,000	64,000
Total accrued liabilities	$8,722,000	$5,808,000

5.                                                              LINE OF CREDIT

Revolving Credit Facility:  On March 24, 2014, the Company entered into a credit agreement with BMO Harris Bank, N.A. (“BMO”) that provides for a revolving line of credit of up to $7.5 million, subject to a borrowing base calculation, including a $5.0 million standby letter of credit sub-facility, and a delayed draw term loan facility of up to $2.5 million. All borrowings under the revolving line of credit are limited to a borrowing base equal to roughly 75% of the eligible accounts receivable plus 50% of the lower of cost or market value of our eligible inventory, each term as defined in the credit agreement. As of September 26, 2014, there were no outstanding borrowings under the revolving line of credit or term loan facility and all $7.5 million under the revolving line of credit and $2.5 million under the delayed draw term loan facility were available for borrowing. Under the BMO credit agreement, as of September 26, 2014, no cash amounts are restricted, as compared to $5.0 million restricted as of December 27, 2013. The revolving line of credit matures on March 24, 2016 and term loans can be requested at any time prior to February 23, 2016.  Subject to certain conditions, including that the Company is not in default under the credit agreement and that the Company’s trailing twelve month EBITDA (as defined in the credit agreement) is not less than $5.0 million as of the end of the third fiscal quarter of 2015, the Company may request that the maturity date be extended by one year to March 24, 2017 and term loans could accordingly be requested at any time prior to February 22, 2017. Loans made under the revolving line of credit will accrue interest at either (i) a floating rate equal to 0.75% above the base rate in effect from time to time or (ii) a floating rate of 1.75% above LIBOR, with the interest rate to be selected by the Company.

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

The credit agreement also includes customary negative covenants, including (i) restrictions on the incurrence of additional indebtedness by us or the Guarantors other than indebtedness existing on the date of the credit agreement, (ii) restrictions on the total consideration for all permitted acquisitions (including potential future earn-out obligations) not to exceed $2.5 million during the term of the agreement and the total consideration for any individual permitted acquisition not to exceed $750,000 without BMO’s consent, and (iii) limitations on asset sales, mergers and acquisitions. In addition, the credit agreement includes customary events of default. Upon the occurrence of an event of default, the interest rate may be increased by 2.0%, BMO has the option to make any loans then outstanding under the credit agreement immediately due and payable, and BMO is no longer obligated to extend further credit to the Company under the credit agreement. .

During fiscal year 2013, the Company had a revolving credit agreement with Wells Fargo Bank, N.A, which was entered into on December 23, 2011 and became effective as of January 1, 2012. Loans made under the revolving line of credit accrued interest at a floating rate of LIBOR plus 2.25%. The Company was also required to pay a 0.25% fee on unused commitments and customary fees on any letters of credit drawn under the facility.  The Wells Fargo revolving line of credit was scheduled to mature on April 1, 2014, but, on March 20, 2014, in connection with entering into the credit facility with BMO discussed above, the Company reduced the size of this Wells Fargo facility from $5.0 million to $75,905, which is the amount outstanding under a current letter of credit and extended the maturity of the letter of credit until June 1, 2014. On July 1, 2014, the Company further extended the maturity of the letter of credit to June 30, 2015.

6.                                                              COMMITMENTS

Leases

The Company is obligated under capital leases for certain furniture and office equipment that expire at various dates through the year 2017.

The Company also leases certain office facilities under non-cancelable operating leases that expire at various dates through the year 2020 and is committed under non-cancelable operating leases for the lease of computer equipment and automobiles through the year 2016.

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

7.                                                              INCOME TAXES

Income taxes are accounted for under the asset and liability method and are determined using an estimated annual effective tax rate. Deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the financial reporting basis and tax basis of the Company’s assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. During the quarter ended September 26, 2014, management concluded that it was more likely than not that the Company would be able to realize the benefit of the U.S. federal and state deferred tax assets in the future. We based this conclusion on historical and projected operating performance, as well as our expectation that our operations will generate sufficient taxable income in future periods to realize the tax benefits associated with the deferred tax assets.  We will continue to assess the need for a valuation allowance on the deferred tax asset by evaluating both positive and negative evidence that may exist. Any adjustment to the net deferred tax asset valuation allowance would be recorded in the income statement for the period that the adjustment is determined to be required.

Accordingly, the Company reversed all of its deferred tax asset valuation allowance during the third quarter of 2014. After the reversal, the Company had no valuation allowance against its deferred tax assets at September 26, 2014, compared to $4.6 million at December 27, 2013. During the three and nine months ended September 26, 2014, the Company recorded tax benefits of $1.5 million and $1.4 million, respectively, primarily related to the reversal of its deferred tax asset valuation allowance.  For federal purposes, net operating losses can be carried forward 20 years; for state purposes, they can generally be carried forward 10 to 20 years, depending on the taxing jurisdiction. Federal and state net operating loss carryforwards, if not utilized, will expire through 2031.

For the three and nine months ended September 26, 2014, the Company’s provision for income tax presented overall effective income tax benefit rates of 54.3% and 22.6%, respectively, related to the reversal of the Company’s deferred tax asset valuation allowance. For the three and nine months ended September 27, 2013, the Company’s provision for income tax of $44,000 and $85,000 presented overall effective income tax expense rates of 5.0% and 4.2%, respectively, primarily due to federal and state minimum tax.

The Company recognizes the tax benefit from uncertain tax positions if it is more likely than not that the tax positions will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefit is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of September 26, 2014, the Company has no liability for unrecognized tax benefits.

8.                                                              SEGMENT INFORMATION

The Company has four reporting segments: Engineering Services, Energy Efficiency Services, Public Finance Services and Homeland Security Services. The Engineering Services segment consists of Willdan Engineering, and Public Agency Resources. The Engineering Services segment offers a broad range of engineering and planning services to our public and private sector clients. The Energy Efficiency Services segment, which consists of Willdan Energy Solutions, provides energy efficiency and sustainability consulting services to utilities, state agencies, municipalities, private industry and non-profit organizations. Prior to December 30, 2011, the energy efficiency and sustainability services were aggregated into the Engineering Services segment. Given the manner in which the chief operating decision maker reviews financial results and allocates resources, these services now compromise a separate reporting segment. The Public Finance Services segment, which consists of Willdan Financial Services, provides expertise and support for the various financing techniques employed by public agencies to finance their operations and infrastructure along with the mandated reporting and other requirements associated with these financings. The Homeland Security Services segment, which consists of Willdan Homeland Solutions, provides national preparedness, homeland security consulting, public safety and emergency response services to cities, related municipal service agencies and other entities.

The accounting policies applied to determine the segment information are the same as those described in the summary of significant accounting policies included in the Company’s 2013 Annual Report on Form 10-K filed on March 25, 2014. There were no intersegment sales in the three and nine months ended September 26, 2014. Management evaluates the performance of each segment based upon income or loss from operations before income taxes. Certain segment asset information including expenditures for long-lived assets has not been presented as it is not reported to or reviewed by the chief operating decision maker. In addition, enterprise-wide service line contract revenue is not included as it is impracticable to report this information for each group of similar services.

Financial information with respect to the reportable segments as of and for the fiscal three and nine months ended September 26, 2014 and as of and for the fiscal three and nine months ended September 27, 2013 is as follows:

	Engineering Services	Energy Efficiency Services	Public Finance Services	Homeland Security Services	Unallocated Corporate	Intersegment	Consolidated Total
Fiscal Three Months Ended September 26, 2014
Contract revenue	$11,093,000	$13,558,000	$2,822,000	$714,000	$—	$—	$28,187,000
Segment profit before income taxes	1,812,000	1,141,000	368,000	76,000	(700,000)	—	2,697,000
Net income	2,485,000	1,983,000	495,000	133,000	(935,000)	—	4,161,000
Segment assets(1)	10,597,000	16,547,000	3,726,000	699,000	41,881,000	(23,130,000)	50,320,000

Fiscal Three Months Ended September 27, 2013
Contract revenue	$9,068,000	$8,558,000	$2,501,000	$1,040,000	$—	$—	$21,167,000
Segment profit before income taxes	455,000	64,000	279,000	88,000	—	—	886,000
Net income	432,000	56,000	270,000	84,000	—	—	842,000
Segment assets(1)	9,955,000	7,669,000	3,741,000	1,033,000	37,216,000	(23,130,000)	36,484,000

Fiscal Nine Months Ended September 26, 2014
Contract revenue	$29,511,000	$37,617,000	$8,003,000	$2,712,000	$—	$—	$77,843,000
Segment loss before income taxes	2,954,000	3,193,000	618,000	248,000	(1,000,000)	—	6,013,000
Net income	3,592,000	3,964,000	739,000	300,000	(1,226,000)	—	7,369,000
Segment assets(1)	10,597,000	16,547,000	3,726,000	699,000	41,881,000	(23,130,000)	50,320,000

Fiscal Nine Months Ended September 27, 2013
Contract revenue	$25,979,000	$26,503,000	$7,421,000	$3,145,000	$—	$—	$63,048,000
Segment profit before income taxes	853,000	443,000	520,000	198,000	—	—	2,014,000
Net income	817,000	417,000	505,000	190,000	—	—	1,929,000
Segment assets(1)	9,955,000	7,669,000	3,741,000	1,033,000	37,216,000	(23,130,000)	36,484,000

(1)   Segment assets are presented net of intercompany receivables.

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

•                                    Engineering and Planning;

•                                    Energy Efficiency and Sustainability;

•                                    Economic and Financial Consulting; and

•                                    National Preparedness and Interoperability.

We operate our business through a network of offices located primarily in California and New York. We also have operations in Arizona, Florida, Texas, Washington and Washington, DC. As of September 26, 2014, we had a staff of 626 which includes licensed engineers and other professionals. Historically, our clients have primarily been public agencies in communities with populations ranging from 10,000 to 300,000 people. We believe communities of this size are underserved by large outsourcing companies that tend to focus on securing large federal and state projects, as well as projects for the private sector. Since fiscal 2008, we have begun to provide increased services to public and private utilities that service major metropolitan communities and commercial and industrial firms, particularly in connection with the growth of our energy efficiency and sustainability services. We seek to establish close working relationships with our clients and expand the breadth and depth of the services we provide to them over time.

While we currently serve communities throughout the country, our business with public agencies is concentrated in California and Arizona. We provide services to approximately 55% of the 482 cities and approximately 76% of the 58 counties in California. We also serve special districts, school districts, a range of public agencies and private industry. Our business with public and private utilities is concentrated in California and New York.

We were founded in 1964 and Willdan Group, Inc., a Delaware corporation, was formed in 2006 to serve as our holding company. We consist of a family of wholly owned companies that operate within the following segments for financial reporting purposes:

Engineering Services.  Our Engineering Services segment includes the operations of our subsidiaries, Willdan Engineering and Public Agency Resources (“PARs”). Willdan Engineering provides civil engineering-related and city planning services to our clients. PARs primarily provides staffing to Willdan Engineering.  Contract revenue for the Engineering Services segment represented approximately 37.9% and 41.2% of our consolidated contract revenue for the nine months ended September 26, 2014 and September 27, 2013, respectively.

Energy Efficiency Services.  Our Energy Efficiency Services segment consists of the business of our subsidiary, Willdan Energy Solutions, which offers energy efficiency and sustainability consulting services to utilities, public agencies and private industry. Contract revenue for the Energy Efficiency Services segment represented approximately 48.3% and 42.0% of our consolidated contract revenue for the nine months ended September 26, 2014 and September 27, 2013, respectively.

Public Finance Services.  Our Public Finance Services segment consists of the business of our subsidiary, Willdan Financial Services, which offers economic and financial consulting services to public agencies. Contract revenue for the Public Finance Services segment represented approximately 10.3% and 11.8% of our consolidated contract revenue for the nine months ended September 26, 2014 and September 27, 2013, respectively.

Homeland Security Services.  Our Homeland Security Services segment consists of the business of our subsidiary, Willdan Homeland Solutions, which offers national preparedness and interoperability services and communications and technology solutions. Contract revenue for our Homeland Security Services segment represented approximately 3.5% and 5.0% of our consolidated contract revenue for the nine months ended September 26, 2014 and September 27, 2013, respectively.

Recent Developments

On August 7, 2014, we announced that our wholly owned subsidiary, Willdan Energy Solutions, had been awarded a $22.3 million contract modification from Consolidated Edison that expands an existing Small Business Direct Install (“SBDI”) contract to a total value of $61.3 million and extends the contract through June 30, 2016.  Under the modification, Willdan Energy Solutions is expanding its current SBDI services to include Consolidated Edison small business customers in Manhattan, Staten Island and Westchester County, N.Y. The amendment was signed on September 23, 2014.

Work under the current Consolidated Edison SBDI program began in the third quarter of 2012, with Willdan Energy Solutions providing services initially in the Bronx, Brooklyn, and Queens. Willdan Energy Solutions is now responsible for the entire Consolidated Edison SBDI service territory, providing outreach to small businesses, completing on-site energy efficiency surveys, implementing energy-saving projects, and partnering with the community and local businesses. Willdan Energy Solutions performed the previous SBDI contract with Consolidated Edison from 2009-2012.

Consolidated Edison may terminate the Agreement at any time for any reason, including its own convenience, upon 30 days’ prior written notice to us. Consolidated Edison may immediately terminate the agreement for certain events of default by us, including a change of control, an event of bankruptcy, failure to obtain certain consents from Consolidated Edison, violations of representations and warranties or covenants in the agreement, violations of certain laws, failure to maintain insurance or licenses, and failure to achieve certain performance metrics.

We will receive compensation from Consolidated Edison, solely for work actually performed, in the form of (i) an administrative fee, calculated primarily based on hourly labor rates and, to a lesser extent, satisfaction of certain performance metrics, (ii) fees for survey work, and (iii) installation charges. We agreed to indemnify Consolidated Edison from and against any and all actions arising from our performance under the agreement to the fullest extent permitted by law.

Components of Income and Expense

Contract Revenue

We provide our services under contracts, purchase orders or retainer letters. The contracts we enter into with our clients contain three principal types of pricing provisions: time and materials, unit based, and fixed price. Revenue on our time and materials and unit based contracts are recognized as the work is performed in accordance with specific terms of the contract. Approximately 37% of our contracts are based on contractual rates per hour plus costs incurred. Some of these contracts include maximum contract prices, but the majority of these contracts are not expected to exceed the maximum. Contract revenue on our fixed price contracts is determined on the percentage of completion method based generally on the ratio of direct costs incurred to date to estimated total direct costs at completion. Many of our fixed price contracts are relatively short in duration, thereby lowering the risks of not properly estimating the percent complete.

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

	Fiscal Three Months Ended		Fiscal Nine Months Ended
Statement of Operations Data	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013

Contract revenue	100.0%	100.0%	100%	100%
Direct costs of contract revenue (exclusive of depreciation and amortization shown separately below):
Salaries and wages	25.9	29.0	26.3	28.7
Subconsultant services and other direct costs	32.6	27.6	32.7	27.5
Total direct costs of contract revenue	58.5	56.6	59.0	56.2
General and administrative expenses:
Salaries and wages, payroll taxes, employee benefits	19.3	23.4	19.8	24.5
Facilities and facilities related	3.9	5.5	4.2	5.6
Stock-based compensation	0.3	0.2	0.2	0.2
Depreciation and amortization	0.4	0.6	0.4	0.6
Other	8.3	9.6	8.8	9.6
Total general and administrative expenses	32.2	39.3	33.4	40.5
Income from operations	9.3	4.2	7.6	3.3
Other (expense) income:
Interest income	—	—	—	—
Interest expense	—	—	—	(0.1)
Other, net	0.2	(0.1)	0.1	—
Total other expense, net	0.2	(0.1)	0.1	(0.1)
Income before income taxes	9.5	4.1	7.7	3.2
Income tax (benefit) expense	(5.2)	0.1	(1.8)	0.1
Net income	14.7%	4.0%	9.5%	3.1%

Three Months Ended September 26, 2014 Compared to Three Months Ended September 27, 2013

Contract revenue.  Our contract revenue was $28.2 million for the three months ended September 26, 2014, with $11.1 million attributable to the Engineering Services segment, $13.6 million attributable to the Energy Efficiency Services segment, $2.8 million attributable to the Public Finance Services segment, and $0.7 million attributable to the Homeland Security Services segment. Consolidated contract revenue increased $7.0 million, or 33.2%, to $28.2 million for the three months ended September 26, 2014 from $21.2 million for the three months ended September 27, 2013. This increase was due primarily to an increase in contract revenue for the Energy Efficiency Services segment of $5.0 million, or 58.4%, to $13.6 million for the three months September 26, 2014 from $8.6 million for the three months ended September 27, 2013. The increase in the Energy Efficiency Services segment is primarily as a result of an increase in the direct installation of energy efficiency measures from our energy efficiency audits in New York and California, which increase is largely due to the new work under the contract modification that expanded an existing Small Business Direct Install (“SBDI”) contract with Consolidated Edison as more fully described under “—Recent Developments” above. Contract revenue for the Engineering Services segment increased $2.0 million, or 23.3% to $11.1 million for the three months ended September 26, 2014 from $9.1 million for the three months ended September 27, 2013. Contract revenue for the Engineering Services segment increased primarily due to greater demand for our city engineering services in northern California, our building and safety services and our construction management services. Contract revenue for the Public Finance Services segment increased $0.3 million, or 12.8% for the three months ended September 26, 2014 as compared to the three months ended September 27, 2013. Contract revenue for the Homeland Security Services segment decreased $0.3 million, or 31.3% to $0.7 million for the three months ended September 26, 2014 from $1.0 million for the three months ended September 27, 2013.

Direct costs of contract revenue.  Direct costs of contract revenue were $16.5 million for the three months ended September 26, 2014 with $5.8 million attributable to the Engineering Services segment, $9.2 million attributable to the Energy Efficiency Services segment, $0.9 million attributable to the Public Finance Services segment, and $0.6 million attributable to the Homeland Security Services segment.  Overall, direct costs increased by $4.5 million, or 37.5%, to $16.5 million for the three months ended September 26, 2014, from $12.0 million for the three months ended September 27, 2013.  This increase is attributable to increases in direct costs within our Energy Efficiency Services, Engineering Services, and Public Finance Services segments of $3.8 million, or 69.8%, and $0.8 million, or 16.9%, and $0.2 million, or 18.4%, respectively, partially offset by a decrease in direct costs of contract revenue within our Homeland Security Services segment of $0.3 million, or 43.5%.

Direct costs increased as a result of increases in subconsultant services and other direct costs of $3.3 million and an increase in salaries and wages of $1.2 million. Within direct costs of contract revenue, salaries and wages decreased to 25.9% of contract revenue for the three months ended September 26, 2014 as compared to 29.0% for the three months ended September 27, 2013. Subconsultant services and other direct costs increased to 32.6% of contract revenue for the three months ended September 26, 2014 from 27.6% of contract revenue for the three months ended September 27, 2013. Subconsultant services increased primarily because of increased demand for the energy efficiency, sustainability and renewable energy services of our subsidiary Willdan Energy Solutions, which generally utilizes a higher percentage of subconsultants than our other subsidiaries.

General and administrative expenses.  General and administrative expenses increased by $0.8 million, or 9.1%, to $9.1 million for the three months ended September 26, 2014 from $8.3 million for the three months ended September 27, 2013. This increase was due primarily to increases of $0.7 million, $0.1 million and $0.1 million, in bonus expenses, and general and administrative expenses of our Energy Efficiency Services and Public Finance Services segments, respectively.  These increases were partially offset by a decrease of $0.1 million in the general and administrative expenses of the Engineering Services segment. General and administrative expenses in our Homeland Security Services Segment remained flat.  General and administrative expenses as a percentage of contract revenue decreased to 32.2% for the three months ended September 26, 2014 as compared to 39.3% for the three months ended September 27, 2013.

Of the $0.8 million increase in general and administrative expenses, approximately $0.3 million relates to an increase in other general and administrative expenses. The remaining $0.5 million increase is attributable to an increase in salaries and wages, payroll taxes and employee benefits. The increase in employee related costs primarily resulted from increased headcount.

Income from operations.  As a result of the above factors, our operating income was $2.7 million for the three months ended September 26, 2014, as compared to operating income of $0.9 million for the three months ended September 27, 2013. Income from operations as a percentage of contract revenue was 9.3% for the three months ended September 26, 2014, as compared to 4.2% in the prior year period.

Other income (expense), net.  Other income (expense), net was $46,000 for the three months ended September 26, 2014, as compared to $4,000 for the three months ended September 27, 2013.

Income tax expense (benefit).  We recorded an income tax benefit of $1.5 million for the three months ended September 26, 2014, as compared to an income tax expense of $44,000 for the three months ended September 27, 2013. The income tax benefit for the three months ended September 26, 2014 primarily reflects the reversal of a valuation allowance against our deferred tax assets.  During the third quarter of 2014, we concluded that it was more likely than not that our deferred tax assets, for which we had previously established a valuation allowance, will be realized. This conclusion was based on a detailed evaluation of all relevant evidence, both positive and negative, including such factors as nine consecutive quarters of earnings, the expectation of our continued profitability and growth both organically and through acquisition.  Accordingly, we reversed all of our deferred tax asset valuation allowance during the third quarter of 2014.  After the reversal, we had no valuation allowance against our deferred tax assets at September 26, 2014, compared to $4.6 million at December 27, 2013.

Net income.  As a result of the above factors, our net income was $4.2 million for the three months ended September 26, 2014 as compared to net income of $0.8 million for the three months ended September 27, 2013.

Nine Months Ended September 26, 2014 Compared to Nine Months Ended September 27, 2013

Contract revenue.  Our contract revenue was $77.8 million for the nine months ended September 26, 2014, with $29.5 million attributable to the Engineering Services segment, $37.6 million attributable to the Energy Efficiency Services segment, $8.0 million attributable to the Public Finance Services segment, and $2.7 million attributable to the Homeland Security Services segment. Consolidated contract revenue for the nine months ended September 26, 2014 increased $14.8 million, or 23.5%, as compared to the nine months ended September 27, 2013. This was primarily the result of increases of $11.1 million, or 41.9%, and $3.5 million, or 13.6% in contract revenue from our Energy Efficiency Services and Engineering Services segments, respectively. Contract revenue for our Public Finance Services increased $0.6 million, or 7.8% to $8.0 million for the nine months ended September 26, 2014 as compared to the nine months ended September 27, 2013. Contract revenue for our Homeland Security Services segment decreased by $0.4 million, or 13.8% to $2.7 million for the nine months ended September 26, 2014 from $3.1 million for the nine months ended September 27, 2013.

Contract revenue for the Energy Efficiency Services segment increased primarily because of increased demand for energy efficiency services in the states of New York and California, which increase is largely due to the new work under the contract modification that expanded an existing Small Business Direct Install (“SBDI”) contract with Consolidated Edison as more fully described under “—Recent Developments” above. Contract revenue for the Engineering Services segment increased primarily due to greater demand for our city engineering services in northern California, our building and safety services, and our construction management services. Revenue in the Homeland Security Services segment decreased due to slightly lower levels of activity in the traditional planning, training and exercise consulting services business.

Direct costs of contract revenue.  Direct costs of contract revenue were $45.9 million for the nine months ended September 26, 2014, with $16.0 million attributable to the Engineering Services segment, $25.0 million attributable to the Energy Efficiency Services segment, $3.3 million attributable to the Public Finance Services segment, and $1.6 million attributable to the Homeland Security Services segment. Overall, direct costs increased by $10.5 million, or 29.7%, to $45.9 million for the nine months ended September 26, 2014 from $35.4 million for the nine months ended September 27, 2013.  The increase in direct costs was primarily attributable to an increase in direct costs within our Energy Efficiency Services segment of $8.5 million, or 51.6% for the nine months ended September 26, 2014. Direct costs of contract revenue also increased within our Engineering Services and Public Finance segments by $2.1 million, or 15.1%, and $0.3 million, or 10.5%, respectively.  Direct costs of contract revenue in our Homeland Security Services segment decreased by $0.4 million, or 19.8% to $1.6 million for the nine months ended September 26, 2014 from $2.0 million for the nine months ended September 27, 2014.

Direct costs increased as a result of increases in subconsultant services and other direct costs of $8.1 million and an increase in salaries and wages of $2.4 million. Within direct costs of contract revenue, salaries and wages decreased to 26.3% of contract revenue for the nine months ended September 26, 2014 as compared to 28.7% for the nine months ended September 27, 2013. Subconsultant services and other direct costs increased to 32.7% of contract revenue for the nine months ended September 26, 2014 from 27.5% of contract revenue for the nine months ended September 27, 2013. Subconsultant services increased primarily because of increased demand for the energy efficiency, sustainability and renewable energy services of our subsidiary Willdan Energy Solutions, which generally utilizes a higher percentage of subconsultants than our other subsidiaries.

General and administrative expenses.  General and administrative expenses increased by $0.4 million, or 1.7%, to $25.9 million for the nine months ended September 26, 2014 from $25.5 million for the nine months ended September 27, 2013. This reflected decreases of $0.6 million and $0.1 million in general and administrative expenses of the Engineering Services and the Energy Efficiency Services segments, respectively. General and administrative expenses for our Public Finance Services and Homeland Security Services segments increased by $0.2 million and $0.1 million, respectively. Our unallocated corporate expenses increased by $0.7 million.  General and administrative expenses as a percentage of contract revenue was 33.4% for the nine months ended September 26, 2014 as compared to 40.5% for the nine months ended September 27, 2013. We were able to keep our overall general and administrative expenses relatively stable while our revenues increased by 23.5% during this same period.  We were partially able to do this because we were able to more fully utilize some of our employees, which resulted in those salaries and wages being allocated to direct costs. As discussed above under “—Components of Income and Expense—Direct Costs of Contract Revenue,” we do not allocate that portion of salaries and wages not related to time spent directly generating revenue to direct costs of contract revenue and instead accrue it under general and administrative expenses.

Of the $0.4 million increase in general and administrative expenses, approximately $0.7 million resulted from increases in other general and administrative expenses partially offset by an approximately $0.2 million decrease in facility and facilities related expenses. The remaining $0.1 million decrease is attributable to a decrease in depreciation and amortization expenses.

Income (loss) from operations.  As a result of the above factors, our operating income was $5.9 million for the nine months ended September 26, 2014, as compared to an operating income of $2.1 million for the nine months ended September 27, 2013. Income from operations as a percentage of contract revenue was 7.6% for the nine months ended September 26, 2014, as compared to income from operations as a percentage of contract revenue of 3.3% in the prior year period.

Other income (expense), net.  Other income (expense), net was $109,000 for the nine months ended September 26, 2014, as compared to $(43,000) for the nine months ended September 27, 2013. The increase is primarily the result of lower interest expense due to decreased borrowings under our line of credit and an increase of higher other income, net.

Income tax expense (benefit).  We recorded an income tax benefit of $1.4 million for the nine months ended September 26, 2014, as compared to an income tax expense of $85,000 for the nine months ended September 27, 2013. The income tax benefit for the nine months ended September 26, 2014 primarily reflects the reversal of a valuation allowance against our deferred tax assets.  During the third quarter of 2014, we concluded that it was more likely than not that our deferred tax assets, for which we had previously established a valuation allowance, will be realized. This conclusion was based on a detailed evaluation of all relevant evidence, both positive and negative, including such factors as nine consecutive quarters of earnings, the expectation of our continued profitability and growth both organically and through acquisition.  Accordingly, we reversed all of our deferred tax asset valuation allowance during the third quarter of 2014.  After the reversal, we had no valuation allowance against our deferred tax assets at September 26, 2014, compared to $4.6 million at December 27, 2013.

Net income (loss).  As a result of the above factors, our net income was $7.4 million for the nine months ended September 26, 2014 compared to a net income of $1.9 million for the nine months ended September 27, 2013.

Liquidity and Capital Resources

As of September 26, 2014, we had $13.4 million of cash and cash equivalents.  Our primary sources of liquidity are cash generated from operations and our revolving line of credit with BMO Harris Bank, N.A., which matures on March 24, 2016.  While we believe that our cash and cash equivalents on hand, cash generated by operating activities and funds available under our revolving line of credit will be sufficient to finance our operating activities for at least the next 12 months, if we do experience a cash flow shortage or violate the current terms of our credit agreement, we may have difficulty obtaining additional funds on favorable terms, if at all, to meet our obligations as they come due in the normal course of business.

Cash flows from operating activities

Cash flows provided by operating activities were $5.8 million for the nine months ended September 26, 2014 as compared to $4.2 million for the nine months ended September 27, 2013.  The cash flows provided by operating activities in the nine months ended September 26, 2014 were comparably higher than the prior year period due primarily to a higher net income, an increase in billings in excess of costs and estimated earnings on uncompleted contracts, a larger decrease in prepaid expenses , and increases in accounts payable and accrued liabilities, partially offset by an increase in deferred tax assets, a smaller decrease in accounts receivable and an increase in costs and estimated earnings in excess of billings on uncompleted contracts.

Cash flows from investing activities

Cash flows used in investing activities remained relatively flat for the nine months ended September 26, 2014 as compared to the nine months ended September 27, 2013, with approximately $0.2 million being used for capital expenditures.

Cash flows from financing activities

Cash flows used in financing activities were $0.4 million for the nine months ended September 26, 2014 as compared to $3.6 million for the nine months ended September 27, 2013. Cash flows used in financing activities for the nine months ended September 26, 2014 were lower than the prior year period because of the repayment of borrowings under our prior credit facility with Wells Fargo in 2013, partially offset by principal payments on capital leases and an increase in proceeds received this year from stock option exercises.

Outstanding indebtedness

Revolving Credit Facility:  On March 24, 2014, we entered into a credit agreement with BMO Harris Bank, N.A., or BMO, that provides for a revolving line of credit of up to $7.5 million, subject to a borrowing base calculation, including a $5.0 million standby letter of credit sub-facility, and a delayed draw term loan facility of up to $2.5 million. All borrowings under the revolving line of credit are limited to a borrowing base equal to roughly 75% of the eligible accounts receivable plus 50% of the lower of cost or market value of our eligible inventory, each term as defined in the credit agreement. As of September 26, 2014, there were no outstanding borrowings under the revolving line of credit or term loan facility and all $7.5 million under the revolving line of credit and $2.5 million under the delayed draw term loan facility were available for borrowing. Under the BMO credit agreement, as of September 26, 2014, no cash amounts are restricted, as compared to $5.0 million restricted as of December 27, 2013. The revolving line of credit matures on March 24, 2016 and term loans can be requested at any time prior to February 23, 2016.  Subject to certain conditions, including that we are not in default under the credit agreement and that our trailing twelve month EBITDA (as defined in the credit agreement) is not less than $5.0 million as of the end of the third fiscal quarter of 2015, we may request that the maturity date be extended by one year to March 24, 2017 and term loans could accordingly be requested at any time prior to February 22, 2017. Loans made under the revolving line of credit will accrue interest at either (i) a floating rate equal to 0.75% above the base rate in effect from time to time or (ii) a floating rate of 1.75% above LIBOR, with the interest rate to be selected by us.

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

On March 20, 2014, in connection with entering into our current credit facility with BMO, we amended our credit agreement with Wells Fargo Bank N.A. to reduce the size of the facility from $5.0 million to $75,905 and extended its maturity from April 1, 2014 to June 1, 2014.  On July 1, 2014, we further extended the maturity on the letter of credit to June 30, 2015.  Loans made under the Wells Fargo credit facility during fiscal year 2013 accrued interest at a floating rate of LIBOR plus 2.25%. We also were required to pay a 0.25% fee on unused commitments and customary fees on any letters of credit drawn under the facility. We were in compliance with each of our covenants under the Wells Fargo credit agreement as of September 26, 2014.

Contractual obligations

We had no material changes in commitments for long-term debt obligations, operating lease obligations or capital lease obligations as of September 26, 2014, as compared to those disclosed in our table of contractual obligations included in our Annual Report on Form 10-K for the year ended December 27, 2013.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

As of September 26, 2014, we are still evaluating the impact of recent accounting pronouncements on the Company’s consolidated financial statements.

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

We had cash and cash equivalents of $13.4 million as of September 26, 2014. This amount includes $11.6 million representing cash on hand in business checking accounts with BMO Harris Bank and $0.9 million invested in the Wells Fargo Stage Coach Sweep Investment Account. The balance of $0.9 million represents cash on hand in business checking accounts with Wells Fargo. Although these short term investments are subject to variable interest rates, we do not believe we are subject to significant market risk for short-term investments.

We do not engage in trading activities and do not participate in foreign currency transactions or utilize derivative financial instruments. As of September 26, 2014, we had no outstanding debt under our revolving credit facility that bears interest at variable rates.

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

In connection with the preparation of this Quarterly Report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 26, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, as of September 26, 2014. No change in our internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

10.1

First Amendment, dated September 23, 2014 to Agreement for Small Business Direct Install Program, dated July 2, 2012, between Consolidated Edison Company of New York, Inc. and Willdan Energy Solutions* †

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
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of September 26, 2014 and December 27, 2013; (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 26, 2014 and September 27, 2013; (iii) the Condensed Consolidated Statement of Cash Flows for the three and nine months ended September 26, 2014 and September 27, 2013, and (iv) the Notes to the Condensed Consolidated Financial Statements.

*                                         Filed herewith.

†                                         Indicates that certain information contained herein has been omitted and confidentially submitted separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to the omitted portions.

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
Date: November 6, 2014