Form 10-K
period 2015-01-02
Willdan Group, Inc.
filed 2015-03-31
CIK 1370450

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended January 2, 2015.
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as reported on the NASDAQ Global Market, as of the last business day of the registrant's most recently completed second fiscal quarter was $39.0 million.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

On March 30, 2015, 7,795,248 shares of the registrant's common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates information by reference from the registrant's definitive proxy statement for the 2015 Annual Meeting to be filed on or prior to 120 days after the end of our fiscal year.

i

PART I

ITEM 1.    BUSINESS

Overview

        We are a provider of professional technical and consulting services to utilities, private industry, and public agencies at all levels of government. Nationwide, we enable our clients to realize cost and energy savings by providing a wide range of specialized services, including comprehensive energy efficiency solutions, without having to incur and maintain the overhead necessary to develop staffing in-house. We assist our clients with a broad range of complementary services relating to:

  •
  Energy Efficiency and Sustainability;

  •
  Engineering and Planning;

  •
  Economic and Financial Consulting; and

  •
  National Preparedness and Interoperability.

        We operate our business through a network of offices located primarily in California and New York. We also have operations in Arizona, Florida, Kansas, Oregon, Texas, Washington and Washington, DC. As of January 2, 2015, we had a staff of 637, which includes licensed engineers and other professionals. Historically, our clients have been public agencies in communities with populations ranging from 10,000 to 300,000 people. We believe communities of this size are underserved by large outsourcing companies that tend to focus on securing large federal and state projects, and projects for the private sector. We seek to establish close working relationships with our clients and expand the breadth and depth of the services we provide to them over time.

        While we currently serve communities throughout the country, our business with public agencies is concentrated in California and Arizona. We provide services to approximately 71% of the 482 cities and approximately 89% of the 58 counties in California. We also serve special districts, school districts, a range of public agencies and private industry. Our business with public and private utilities is concentrated primarily in California and New York. We also have business with utilities in Texas, Illinois, Ohio and Washington State.

        We were founded in 1964 and Willdan Group, Inc., a Delaware corporation, was formed in 2006 to serve as our holding company. We consist of a family of wholly-owned companies that operate within the following segments for financial reporting purposes:

        Energy Efficiency Services.    Our Energy Efficiency Services segment consists of the business of our subsidiary, Willdan Energy Solutions, which offers energy efficiency and sustainability consulting services to utilities, public agencies and private industry. This segment is currently our largest segment based on contract revenue, representing approximately 49% and 42% of our consolidated contract revenue for fiscal years 2014 and 2013, respectively.

        Engineering Services.    Our Engineering Services segment includes the operations of our subsidiaries, Willdan Engineering, Willdan Infrastructure and Public Agency Resources ("PARs"). Willdan Engineering provides civil engineering-related and city planning services, geotechnical and other engineering consulting services to our clients. Willdan Infrastructure, which was launched in fiscal year 2013, provides engineering services to larger rail, port, water, mining and other civil engineering projects. PARs primarily provides staffing to Willdan Engineering. Contract revenue for the Engineering Services segment represented approximately 38% and 41% of our overall consolidated contract revenue for fiscal years 2014 and 2013, respectively.

        Public Finance Services.    Our Public Finance Services segment consists of the business of our subsidiary, Willdan Financial Services, which offers economic and financial consulting services to public agencies. Contract revenue for the Public Finance Services segment represented approximately 10% and 12% of our consolidated contract revenue for fiscal years 2014 and 2013, respectively.

        Homeland Security Services.    Our Homeland Security Services segment consists of the business of our subsidiary, Willdan Homeland Solutions, which offers national preparedness and interoperability services and communications and technology solutions. Contract revenue for our Homeland Security Services segment represented approximately 3% and 5% of our consolidated contract revenue for fiscal years 2014 and 2013, respectively.

Our Markets

        We provide energy efficiency, engineering and planning, economic and financial consulting and national preparedness and interoperability services primarily to public agencies and utilities, as well as private utilities and firms. We believe the market for these privatized governmental services is, and will be, driven by a number of factors, including:

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

  •
  Demand by constituents for a wider variety of services;

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

  Economic and Financial Consulting

        Public agencies must raise the necessary funding to build, improve and maintain infrastructure and to provide services to their local communities. While revenue is the primary source of public agency funding, certain states, including California, impose property tax and spending limits that curtail the generation of such funds. Alternatives include the issuance of tax-exempt securities; the formation of special financing districts to assess property owners on a parcel basis for infrastructure and public improvements, such as assessment districts and community facilities districts (known as Mello-Roos districts in California); the implementation of development impact fee programs that require developers to bear the cost of the impact of development on local infrastructure; user fee programs that pass costs along to the actual users of services; optimization of utility rates; and special taxes enacted by voters for specific purposes.

        Public agencies frequently contract with private consultants to provide advance studies, manage the processes and provide the administration necessary to support these methods. Consultants have the expertise necessary to form the special financing districts and produce an impact fee study used to develop a schedule of developer fees. Privatized services are also utilized to implement the programs or revised rate schedules, and in the case of special financing districts, administer the districts through the life of the bonds. Consultants also frequently provide the services necessary to comply with federal requirements for tax-exempt debt, such as arbitrage rebate calculations and continuing disclosure reports. Use of such services allows public agencies to capitalize on innovative public finance techniques without incurring the cost of developing in-house expertise.

  Homeland Security, National Preparedness and Interoperability Services

        After September 11, 2001, the need to protect civil infrastructure and implement additional security measures became a priority at all levels of government. In addition to the threat of terrorism, Hurricanes Katrina and Rita and Superstorm Sandy highlighted the vulnerability of our country's infrastructure to natural disasters, while the Deepwater Horizon oil spill along the Louisiana Gulf Coast emphasized the need for disaster preparedness. Such events place an increased burden on local and regional public agencies to be prepared to respond. In addition to fire and safety personnel, agencies responsible for the physical safety of infrastructure elements, such as water and wastewater systems, ports and airports, roads and highways, bridges and dams, are under increased pressure to prepare for natural and man-made disasters. Accordingly, the federal government now considers public works staff members to be "first responders" to such incidents and we believe that agencies are allocating resources accordingly.

Our Services

        We specialize in providing professional technical and consulting services to utilities, private industry and public agencies at all levels of government. Our core client base is composed of public and private utilities and commercial and industrial firms, cities, counties, special districts, other local and state agencies and tribal governments.

        We are organized to profitably manage numerous small to mid-size contracts at the same time. Our contracts can range from $1,000 to over $5,000,000 in contract revenue. Our contracts typically have a duration of less than 12 months, although we have city services contracts that have been in effect for over 30 years. At January 2, 2015, we had approximately 1,909 open projects.

        We offer services in four segments: Energy Efficiency Services, Engineering Services, Public Finance Services, and Homeland Security Services. The interfaces and synergies among these segments are key elements of our strategy. Management established these segments based upon the services provided, the different marketing strategies associated with these services and the specialized needs of their respective clients. The following table presents, for the years indicated, the approximate percentage of our consolidated contract revenue attributable to each segment:

	Fiscal Year
	2014	2013	2012
Energy Efficiency Services	49%	42%	49%
Engineering Services	38%	41%	36%
Public Finance Services	10%	12%	11%
Homeland Security Services	3%	5%	4%

        See Note 12—"Segment Information" for additional segment information.

Energy Efficiency Services

        In fiscal year 2008, we acquired our subsidiary, Willdan Energy Solutions ("WES"), formerly known as Intergy. WES is an energy efficiency consulting firm that provides specialized, innovative, comprehensive energy solutions nationwide to businesses, utilities, state agencies, municipalities, and non-profit organizations. Our experienced engineers and staff help our clients realize cost and energy savings by tailoring efficient and cost-effective solutions to assist them in maximizing their energy spend. WES' energy efficiency services include comprehensive surveys, program design, master planning, benchmarking analysis, installation, alternative financing, and measurement and verification services.

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

        Program Design and Implementation.    We assist utilities and governmental clients with the design, development and implementation of energy efficiency plans and programs. These plans include energy efficiency design, outreach implementation, water conservation, renewable, and Green House Gas ("GHG") reduction strategies.

        Direct Customer Support.    We assist clients (including utilities, schools and private companies) in developing and managing facilities and infrastructures through a holistic, practical approach to facility management. Our services cover audits, local compliance, operations and maintenance review, renewable energy planning, master plans, infrastructure analysis, Leadership in Energy and Environmental Design (LEED) certification for buildings, and energy spend and GHG reduction strategies.

        Representative Projects.    The following are examples of typical ongoing projects in the Energy Efficiency Services segment:

  •
  Consolidated Edison Company of New York.  We serve as Consolidated Edison's program manager and implementer for its Small Business Direct Install ("SBDI") Program in New York City. The Program helps small businesses achieve energy efficiency and financial savings, offering both free and cost-shared energy efficiency retrofits, including installation of high-efficiency lighting and refrigeration energy conservation measures. As the program implementer, we are responsible for moving a high volume of projects from survey to retrofit; tracking, analyzing, and reporting on project status and program data; and completing installation through self-performance or in cooperation with small group of contractors. We initially operated the program in the Bronx, Brooklyn, and Queens areas and, in July 2014, we were awarded an expanded contract to add the Manhattan, Staten Island and Westchester County areas to our scope of services. In August 2014, we started a significant effort to reduce a load pocket (an area of intensive power use) in Brooklyn and Queens with a goal of achieving an electric demand reduction of 9 million watts by May 2015. In 2014, across the SBDI program, we achieved a reduction of 93 million kilowatt hours.

  •
  New York State Energy Research & Development Authority ("NYSERDA").  We serve as NYSERDA's Commercial and Industrial Outreach Contractor for its Existing Facilities Program, Flexible Technical Assistance Services Program, and Industrial and Process Efficiency Data Center Program. Additionally, WES is an Outreach Contractor for two joint initiatives that NYSERDA has with Consolidated Edison: the Demand Management Program and the Data Center Efficiency Program. As an Outreach Contractor, we provide targeted, statewide marketing and customer outreach services that include the performing market research, developing market partnerships, conducting direct outreach, calculating energy savings, and assisting with customer project development and implementation. Contract goals are set forth to successfully usher utility customer energy efficiency projects through the programs at a value of 510,000 megawatt-hours ("MWh"), 233,400 dekatherms ("Dth"), and 24.26 peak megawatts ("MW").

  •
  Pacific Gas & Electric ("PG&E"), Southern California Edison ("SCE"), and San Diego Gas & Electric ("SDG&E")—Hospital Energy Efficiency Program ("HEEP").  We serve as program implementer for HEEP, which offers energy efficiency services for hospitals and healthcare-related buildings in the territories of PG&E, SCE, and SDG&E, including acute hospitals (ambulatory surgery centers licensed under acute hospitals and acute hospital outpatient services), acute psychiatric hospitals, medical or healthcare-related office buildings; chemical dependency recovery hospitals; skilled nursing facilities; free-standing trauma centers, community clinics, convalescent hospitals, and extended care facilities. In 2014, these programs delivered total approximate energy savings of 24 million kWh, 1,717 kW, and 358,000 therms (1 Therm equals 100,000 BTU).

  •
  Southern California Edison ("SCE") and San Diego Gas & Electric ("SDG&E")—Lodging Energy Efficiency Program ("LEEP").  We serve as the program implementer for LEEP, which provides customized energy-saving solutions for lodging facilities including full-service development, management, and implementation support of energy-savings projects. In 2014, the program delivered total approximate energy savings of 23 million kWh, 108,000 therms, and 3,400 kW of peak demand reduction.

  •
  Puget Sound Energy ("PSE") Direct Install Program.  We serve as the program administrator for the PSE Direct Install Program, which offers incentives for small-sized businesses to make energy efficiency upgrades. Typical upgrades include lighting, refrigeration, electric water heating, occupancy sensors, and LED signs. We completed the initial contract in December 2013, producing energy savings of 11 million kWh and 30,000 therms, which exceeded contract goals. A new 2-year contract began in January 2014 with the express goal of delivering total approximate energy savings of 16 million kWh and 20,000 therms. We are currently ahead of this savings target, reporting 8.6 million kWh of energy savings in 2014 alone.

  •
  American Electric Power Ohio ("AEP Ohio") Data Center Efficiency Program.  We implement AEP Ohio's Data Center Efficiency Program, which includes program design, energy efficiency consulting and engineering, and incentive processing. The program offers incentives to data center operators, owners and customers for making energy efficiency upgrades in their current facilities or implementing them in the construction of new facilities. We also create program literature, case studies, and marketing material specific to the data center industry in the central

    Ohio region. In 2014, we delivered over 14 million kWh in energy savings from nearly 50 projects for AEP Ohio. During the 2014 program year, Willdan, AEP Ohio and one program customer received the Uptime Institute's 2014 Brill award for Efficient IT, an international award selected from hundreds of entries.

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

        Representative Projects.    The following are examples of typical projects we have in the Engineering Services segment:

  •
  County of Orange, California.  We have been retained to evaluate the County's Road Fee Programs to determine how land use changes affect the programs, how Construction Price Index rates have changed since the programs were established, and if changes or improvements are needed. Three Road Fee Programs—Santiago Canyon Improvements, South County Road Improvements, and Coastal Area Road and Traffic Signal Improvements—are involved in our evaluation. These fee programs were initiated to ensure timely construction of needed public infrastructure to match land development growth within the respective communities. Hundreds of millions of dollars are involved and the Board of Supervisors retained our services to ensure that adequate funding is available within the current fee structure. Our evaluation includes providing engineering feasibility studies for new improvements and reviewing costs of existing projects that are programmed but awaiting additional program fee collections to fund construction. We are also evaluating surplus program funds to determine potential methods of equitably distributing the surplus. Our Engineering Services and Public Finance Services segments are involved in the Road Fee Program evaluation.

  •
  City of Henderson.  We were retained by the City to provide professional civil engineering plan review and staff augmentation services. The services include onsite assistance at the public counter, review of drainage studies and grading plans, review of offsite improvement plans; review of additional documents as requested by Public Works, meeting with applicants and the applicants' engineers to address review comments as requested by Public Works, and performing site visits to observe site conditions as related to documents being reviewed. Document review will be conducted both onsite at the City of Henderson Public Works and offsite at our offices.

  •
  County of Mariposa, California.  As part of a $1.9 million contract with the County, we are providing project management, traffic staging, roadway and bridge engineering, utility coordination, and geotechnical engineering services to the County for replacement of Tip Top Road Bridge. This single-span, 21-foot long by 16-foot wide bridge was originally constructed in 1945 and has been classified as Functionally Obsolete by Caltrans. The new single-span, 25-foot long by 24-foot 10-inch wide replacement bridge will accommodate two lanes of traffic.

  •
  City of South Gate, California.  We were selected to provide engineering services for roughly $15.4 million of improvements to the Firestone Boulevard Regional Corridor from Alameda Street to Hunt Avenue, a project for which we secured $15 million in funding. Funding is intended to convert the existing four-lane road to a six-lane road during peak hours to accommodate additional vehicle traffic created by improvements to Interstate 710 and to complete a gap of six-lane road on Firestone Boulevard. The project will be designed as a Complete Street and integrate with the City's general plan desire to create a themed, high-density urban corridor of walkable mixed-used development. To the maximum extent practical, the design will emphasize sustainability, including but not limited to, in pavement technologies, air quality, storm water treatment, water conservation, green-street technologies, and complete streets.

  •
  City of Winters, California.  We were selected by the city of Winters to provide professional services to assist their staff in managing state and federally funded projects. In January 2015, the City approved a three-year contract to provide project management, including coordination with Caltrans Local Assistance, consultant selection and contract oversight, document preparation and review, funding programming, design, utility, right-of-way and construction phase coordination, and schedule and budget monitoring. The City has issued the first task order to assist with the bidding and award process for the Railroad Avenue and Dry Creek bridge replacement.

  •
  County of Sacramento, California.  In January 2014, we were retained by the County of Sacramento with a three-year, $2 million renewable contract to provide comprehensive planning services involving three main service areas—current planning, long-range and special projects, and environmental review. Currently, there are six full-time planners assigned to the County's Department of Community Development. In conjunction with this contract, we are preparing a draft environmental impact report for the Barrett Ranch East project—a proposed development consisting of mixed low- and medium-density residential homes, commercial shopping center and parks, and open spaces on the largest undeveloped property (128.1 acres) remaining within the Antelope community. In October 2014, we were additionally selected by the County for a four-year further contract to provide on-call improvement plan review, permit support, and land surveying services.

  •
  US Navy, California.  We partnered with another firm for a design-build project to replace/repair 3.3 miles of sewer pipeline and 80 manholes within the Marine Corps Recruit Depot base facilities in San Diego. In this capacity, we were responsible for field survey, geotechnical investigation, CCTV investigation, design of sewer replacement/repair facilities and affected surface replacement, and submittals for approval prior to construction. Engineering during construction will also be provided. We again partnered with the firm to provide design and construction of the U.S. Navy's Naval Weapons Station Small Arms Range in Seal Beach. The range is comprised of two small-caliber ranges and three shotgun ranges. The design-build team will design and construct modifications to two small-caliber-gun ranges with a vertical baffling system and a wooden brow for bullet and bullet fragment containment. These upgrades involve installing new granular bullet traps, replacing vertical baffle systems, replacing sidewall protection systems, modifying concrete slab-on-grade, removing a timber divider wall, removing timber retaining wall, installing reinforced concrete retaining wall, replacing lighting, and relocating the target retrieval system. We are providing geotechnical engineering, foundation, retaining wall, structural baffles design; and hydrology/hydraulics services.

  •
  City of Davis, California.  We are providing a full range of development review services including inspection and material testing for a 100 acre, mixed use subdivision. The project consists of two major phases with 6 smaller sub-phases within each major phase (12 phases total). We are tasked with attending client and developer coordination meetings; process reviews for grading plans, improvement plans, storm drain pump station, joint trench plans, agricultural water well (for landscape irrigation), off-site improvements, map reviews, bond estimates and other related services. The estimated cost of all public improvements is $26 million.

  •
  Ridgecrest, California.  We are under contract with the City of Ridgecrest to provide over $0.5 million of design, bidding assistance, and construction engineering services for this federally-funded street reconstruction project on China Lake Boulevard—a four-lane principal arterial street. Our services include utility notices and coordination, geotechnical investigation, environmental clearances, plans, specifications, and estimate preparation, bidding assistance, engineering support during project bidding and construction, and construction management, inspection, labor compliance, quality assurance materials testing, and federal funding administration.

  •
  City of Phoenix, Arizona.  Following a competitive bid process, we were awarded two contracts with the City of Phoenix—one for plan review and the other for inspection. Plan review services include building, plumbing, mechanical, electrical, energy, and fire code compliance for permit issuance purposes. Under the second contract, we will provide field inspections for building, mechanical, plumbing, electrical, energy, and fire code compliance for construction of new development with the City. Both contracts are multi-year contracts with the potential to capture $1.5 million annually per discipline.

Public Finance Services

        We acquired our subsidiary Willdan Financial Services (formerly known as MuniFinancial), a public finance consulting business, in 1999 to supplement the engineering services that we offer our clients. In general, we supply expertise and support for the various financing techniques employed by public agencies to finance their operations and infrastructure. We also support the mandated reporting and other requirements associated with these financings. We do not provide underwriting or financial advisory services for municipal securities.

        Unlike our Engineering Services business, we often compete for business, at least initially, through a competitive bid process. Agencies competitively bid out services on a regular basis. The new contract terms are generally one, three or five years per contract.

        Our services in this segment include the following:

        District Administration.    We administer special districts on behalf of public agencies. The types of special districts administered include community facilities districts (in California, Mello-Roos districts), assessment districts, landscape and lighting districts, school facilities improvement districts, benefit assessment districts, fire suppression districts, and business improvement districts. Our administration services include calculating the annual levy for each parcel in the district; billing charges directly or through a county tax roll; preparing the annual Engineer's Report, budget and resolutions; reporting on collections and payment status; calculating prepayment quotes; and providing financial analyses, modeling and budget forecasting.

        The key to our District Administration services is our proprietary software package, MuniMagicSM: Municipal Administration & Government Information Coordinator, which we developed internally to redefine the way we administer special districts. MuniMagic is a database management program that maintains parcel data; calculates special taxes, assessments, fees and charges; manages payment tracking; maintains bond-related information in a single, central location; and provides reporting, financial modeling and analysis at multiple levels of detail. MuniMagic offers a significant competitive advantage in an industry driven by the ability to accurately process large quantities of data. MuniMagic is also available for licensing by our existing clients. See "—Intellectual Property" for a discussion of the licensing terms.

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

  •
  Proposition 218 studies, assessment balloting, and re-engineering;

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

        Federal Compliance.    We offer federal compliance services to issuers of municipal securities, which can be cities, towns, school districts, housing authorities and other entities that are eligible to issue tax-exempt securities. Specifically, we provide arbitrage rebate calculations and municipal disclosure services that help issuers remain in compliance with federal regulations. We provide these reports, together with related compliance services such as bond elections, temporary period yield restriction, escrow fund monitoring, rebate payments and refund requests. In terms of continuing disclosure services, we both produce the required annual reports and disseminate those reports on behalf of the issuers. We provide federal compliance services to approximately 750 issuers in 42 states and the District of Columbia on more than 2,500 bond issues totaling over $60 billion in municipal debt.

        Representative Projects.    Examples of typical projects we have in the Public Finance Services segment include:

  •
  Durango, Colorado.  We worked with the City to develop a balanced long-term water and wastewater financial plan incorporating a combination of rate increases and debt issuances to fully fund the City's operations while minimizing rate impacts on the City's customers. One of the challenges facing the City is the need to upgrade the wastewater treatment plant in order to meet and maintain compliance with State wastewater treatment standards and to provide available capacity for new growth. The project cost for the upgrade is approximately $50 million over 3 years.

  •
  San Benito County, California.  We were hired by the County of San Benito to provide professional consulting services specific to the replacement of its Enterprise Resource Planning system. We assisted the County with several project components including review of the draft contract, coordination with County staff to ensure that comprehensive functional and technical specifications were developed and added as a contract addendum. In addition, we are involved in the design the Chart of Accounts to facilitate employee time tracking, and internal/external financial reporting, including internal management reporting, monthly financial reporting, grant reporting, project accounting and Comprehensive Annual Financial Report preparation. Also, we interface with the software developer's project manager to resolve issues, develop the project task list and schedule, and monitor the work plan and project schedule.

  •
  Bay County, Florida.  The County owns and operates a water and sewer system that provides wholesale water to eight municipal customers within the County, as well as to retail customers within the unincorporated communities. The County is in the process of issuing bonds to refund certain outstanding debt obligations and provide funding for system improvements. We are currently developing the financial feasibility report contained within the offering documents for the bonds.

  •
  Columbia, Missouri.  In partnership with the City of Columbia, we are preparing a solid waste collection cost-of-service, benchmarking and rate Study. This multi-faceted project included observation of the City collection system and development of full cost rates for the City's landfill and Material Recovery Facility, as well as collection rates for residential, commercial dumpster, and commercial roll-off rates. Our tasks included the development of a utility rate model, which would serve as a long-term planning and decision-making tool as the City's solid waste system evolves over time.

  •
  Brighton, Colorado.  We were hired by the City to prepare a comprehensive fee and rate study for utility services, including water, wastewater and storm drainage. Due to the increase in residential development over the past few decades, the Brighton community doubled in size causing water distribution and collection pipelines to triple. This relatively sudden increase in system growth diverted needed attention and resources away from the appropriate maintenance of the existing utility system components and focused City resources primarily on new installations and growth planning, which accelerated the need for the study and updated fees. Working with City staff, we identified and prioritized the utility system objectives and desired rate attributes, reviewed existing rates and made recommendations on refinements that effectively meet these goals. This information was used to develop a comprehensive multi-year capital financing analysis as well as rate policies that will guide the rate setting process.

  •
  Flagstaff, Arizona.  Willdan was retained by the City, in second quarter of 2014, to conduct a comprehensive utility rate analyses for water, wastewater and reclaimed water rates, as well as connection/capacity fees. We had previously completed a similar analysis for the City in 2010. Willdan is currently working with the City to create a new comprehensive revenue sufficiency analysis and financial plan from the ground up, and design updated utility rates and fees that effectively meet previously identified project goals. Key issues being addressed include the equity of utility rates for customers inside the City, as compared with those outside the City, and ensuring that capacity fee and rates reflect the proper burden on new development. The project team is also actively involved in stakeholder meetings, which are necessary to gain political and community acceptance of the proposed rate structures by explaining the process and results at each key milestone of the project.

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

        Representative Projects.    Examples of typical Homeland Security Services projects include:

  •
  New York State Mass Transit Authority Training Program ("NYS MTA").  For several years we have been contracted to develop and deliver NYS MTA's Phase III Advanced Security and Emergency Response training courses for NYS MTA employees. The NYS MTA is the largest public transportation provider in the western hemisphere, serving approximately 14.4 million people. The program covers several NYS MTA agencies and course development and includes topical material focused on Behavioral Recognition, Counter Terrorism, Evacuation, Emergency Command and Control, Critical Incident Management, Crisis Communications and Leadership. Phase III was successfully completed in fiscal year 2014 and work on NYS MTA's Phase IV preparedness training has been started.

  •
  Amtrak Security Exercise Program.  In 2013, WHS was part of the Obsidian Analysis team that was awarded a one year contract to design, develop, and deliver preparedness exercises for Amtrak stations across the United States. The purpose of the Amtrak Security Exercise Program was to evaluate the plans, policies, and procedures Amtrak will use to respond to a natural or man-caused event involving Amtrak stations, trains, or property. Successfully completed in fiscal year 2014, this contract adds to our expanding portfolio of professional transportation security services, which now includes work at the national level. Moreover, in 2014, Amtrak selected the Obsidian Analysis and Willdan team to provide the follow on training and exercise program in 2015.

  •
  Alameda County-Bay Area UASI Training Services.  In 2014, WHS was awarded a three-year contract to provide the Alameda County-Bay Area Urban Area Security Initiative ("Bay Area UASI") with a wide range of training courses taught by subject matter experts and/or recognized professionals in the fields of law enforcement, fire, emergency medical services, emergency management, and public health. The Bay Area UASI consists of 12 counties, including three major cities, with a total population of seven and a half million residents. Prior to this, from 2011 to 2014, we provided instruction to participants from all 12 Bay Area counties on a range of topics, including, underwater hazard devices, improvised explosive device electronics, maritime interdiction, and situational awareness for Emergency Operations Centers. We expect that our training and exercise services will be used to prepare the Bay Area to host Super Bowl 50 in Levi Stadium in Santa Clara, CA.

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

        Quality of service.    We pride ourselves on the quality of service that we provide to our clients. The work for which we compete is awarded primarily based on the company's qualifications, rather than the fees proposed. We believe that our service levels, experience and expertise satisfy even the most rigorous qualification standards. We have developed a strong reputation for quality, based upon our depth of experience, ability to attract quality professionals, customized technology and software that support our services, local knowledge and the expertise we possess across multiple disciplines. We believe we are well-positioned to serve public sector clients due to our knowledge of the unique reporting processes and operating procedures of public agencies, which differ substantially from the private sector. We believe our high quality of service is a significant reason we currently provide services to approximately 71% of the cities and approximately 89% of the counties in California.

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

        Experienced, talented and motivated employees.    Our staff consists of seasoned professionals with a broad array of specialties, and a strong customer service orientation. Our corporate culture places a high priority on investing in our people, including providing opportunities for stock ownership to attract, motivate and retain top professionals. Our executive officers have an average of more than 36 years of experience in the engineering and consulting industry, and an average of 8 years with our company.

Clients

        Our clients primarily consist of public and governmental agencies including cities, counties, redevelopment agencies, water districts, school districts and universities, state agencies, federal agencies, a variety of other special districts and agencies, tribal governments and public utilities. We also provide services to private utilities and private industry. Our primary clients are public agencies serving communities of 10,000 to 300,000 people and public and private utilities. In fiscal year 2014, we served over 763 distinct clients. For fiscal year 2014, we had two clients, the Consolidated Edison Company of New York and the City of Elk Grove that accounted for 25% and 11%, respectively, of our consolidated contract revenue. None of our other clients accounted for over 10% of our consolidated contract revenue. Our clients are primarily based in California and New York, as well as Arizona, Florida, Texas, Washington and Washington, DC. In fiscal year 2014, services provided to clients in California accounted for approximately 57% of our contract revenue and services provided to clients in New York accounted for approximately 32% of our contract revenue.

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

        We also receive monthly retainers from a limited number of our clients. The following table presents, for the periods indicated, the approximate percentage of our contract revenue subject to each type of pricing provision:

	Fiscal Year
	2014	2013
Time and materials	14%	29%
Unit based	43%	39%
Fixed price	42%	31%
Monthly retainer	1%	1%

Total	100%	100%

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

        Doing business with governmental agencies is complex and requires the ability to comply with intricate regulations and satisfy periodic audits. We have been serving cities, counties, special districts and other public agencies for over 50 years. We believe that the ability to understand these requirements and to successfully conduct business with governmental entities and agencies is a barrier to entry for potential competitors.

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

        We believe that our Energy Efficiency Services segment competes primarily with Lockheed-Martin, EnerPath, KEMA (a division of the DNV Group) and Nexant, Inc. We believe that the primary competitors for our Engineering Services segment include Charles Abbott & Associates, Inc., Bureau Veritas, Harris & Associates, Psomas, RBF Consulting, Tetra Tech, Inc., Stantec, Inc., Michael Baker Corporation, TRC Companies, Inc., AECOM Technology Corporation, CH2M Hill and Jacobs Engineering Group, Inc. Our chief competitors in our Public Finance Services segment include David Taussig & Associates, Harris & Associates, BLX Group, Arbitrage Compliance Specialists, Raftelis Financial Consultants, Inc., FCS Group and the NBS Government Finance Group. We believe the Homeland Security Services segment competes primarily with Leidos (formerly Science Applications International Corporation or SAIC) and IEM, Inc.

Insurance

        We currently maintain the following insurance coverage: commercial general liability with limits of $1.0 million per occurrence and $2.0 million general aggregate; automobile liability insurance with limits of $1.0 million per occurrence; employer's liability with limits of $1.0 million per occurrence. We also carry professional liability insurance with limits of $5.0 million per claim and $10.0 million annual aggregate and excess liability insurance with a limit of $10.0 million. We are liable to pay these claims from our assets if and when the aggregate settlement or judgment amount exceeds our policy limits.

Employees

        At January 2, 2015, we had approximately 443 full-time employees and 194 part-time employees. All Public Agency Resources' employees are classified as part-time. Our employees include, among others, licensed civil, traffic and structural engineers, land surveyors, certified building officials, licensed geotechnical engineers and engineering geologists, certified inspectors and plans examiners, licensed architects and landscape architects, certified planners, and information technology specialists. We believe that we attract and retain highly skilled personnel with significant industry experience and strong client relationships by offering them challenging assignments in a stable work environment. We believe that our employee relations are good.

        The following table sets forth the number of our employees in each of our business segments and our holding company:

	As of Fiscal Year End
	2014	2013	2012
Engineering Services	326	294	282
Energy Efficiency Services	204	142	135
Public Finance Services	58	53	51
Homeland Security Services	10	10	10
Holding Company Employees (Willdan Group, Inc.)	39	35	56

Total	637	534	534

        At January 2, 2015, we contracted with approximately 150 former and current public safety officers to conduct homeland security services training courses. These instructors are classified as subcontractors and not employees.

Intellectual Property

        The Willdan, Willdan Group, Inc., Willdan Engineering, Willdan Infrastructure, Willdan Financial Services, Willdan Energy Solutions and Willdan Homeland Services names are service marks of ours, and we have obtained a service mark for the Willdan logo. We have also obtained federal servicemark registration with the United States Patent and Trademark Office for the "Willdan" name and the "extending your reach" tagline. We believe we have strong name recognition in the western United States and New York, and that this provides us a competitive advantage in obtaining new business. Consequently, we believe it is important to protect our brand identity through trademark registrations. The name and logo of our proprietary software, MuniMagic®, are registered servicemarks of Willdan Financial Services, and we have registered a federal copyright for the source code for the MuniMagic® software. We license the MuniMagic® software to existing clients pursuant to licensing agreements that allow varying levels of access to data. This technology allows clients to view their own data and is a form of deliverable to our clients. The use of licensing provides us protection for this proprietary technology. MuniMagic® is not a commercial product offered for sale.

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

ITEM 1A.    RISK FACTORS

Risks Relating to Our Business and Industry

        We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially adversely affect our operations. Set forth below are descriptions of risks and uncertainties that could cause our actual results to differ materially from the results and expectations contained in this report. Additional risks we do not yet know of or that we currently think are immaterial may also affect our business operations. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition or results of operations could be materially adversely affected.

If we fail to complete a project in a timely manner, miss a required performance standard, or otherwise fail to adequately perform on a project, then we may incur a loss on that project, which may reduce or eliminate our overall profitability.

        Our engagements often involve large-scale, complex projects. The quality of our performance on such projects depends in large part upon our ability to manage the relationship with our clients and our ability to effectively manage the project and deploy appropriate resources, including third-party contractors and our own personnel, in a timely manner. We may commit to a client that we will complete a project by a scheduled date or that, when completed, a project will achieve specified performance standards. If the project is not completed by the scheduled date or fails to meet required performance standards, we may either incur significant additional costs or be held responsible for the costs incurred by the client to rectify damages due to late completion or failure to achieve the required performance standards. The uncertainty of the timing of a project can present difficulties in planning the amount of personnel needed for the project. If the project is delayed or canceled, we may bear the cost of an underutilized workforce that was dedicated to fulfilling the project. In addition, performance of projects can be affected by a number of factors beyond our control, including unavoidable delays from government inaction, public opposition, inability to obtain financing, weather conditions, unavailability of vendor materials, changes in the project scope of services requested by our clients, industrial accidents, environmental hazards, and labor disruptions. To the extent these events occur, the total costs of the project could exceed our estimates, and we could experience reduced profits or, in some cases, incur a loss on a project, which may reduce or eliminate our overall profitability. Further, any defects or errors, or failures to meet our clients' expectations, could result in claims for damages against us. Failure to meet performance standards or complete performance on a timely basis could also adversely affect our reputation.

A further downturn in public and private sector construction activity in the regions we serve, or other conditions that impact the construction industry, may have a material adverse effect on our business, financial condition and results of operations.

        A further downturn in construction activity in our geographic service areas may affect demand for our services, which could have a material adverse effect on our results of operations and our financial condition. During fiscal year 2014, a portion of our contract revenue was generated by services rendered to public agencies in connection with private and public sector construction projects.

        In the recent past, general economic conditions declined due to a number of factors including slower economic activity, a lack of available credit, decreased consumer confidence and reduced corporate profits and capital spending, leading to a slowdown in construction, particularly residential housing construction, in the western United States. As a result of this slowdown, both our engineering services segment and public finance services segment suffered declines in revenue and operating margin compression and we made several reductions in workforce and facility leases. While economic conditions have improved from fiscal year 2010 through fiscal year 2014, the recovery has been slow with regard to our traditional engineering and public finance services segments. If the economy declines again, we will need to evaluate whether reductions in headcount and facilities in geographic areas that are underperforming are again needed.

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

Changes in the local and regional economies of California and New York could have a material adverse effect on our business, financial condition and results of operations.

        Adverse economic and other conditions affecting the local and regional economies of California and New York may reduce the demand for our services, which could have a material adverse effect on our business, financial condition and results of operations. During fiscal year 2014, approximately 57% and 32% of our contract revenue was derived from services rendered to public agencies, utilities, and private industry in California and New York, respectively. California and New York each experienced an economic downturn in fiscal year 2009, which negatively impacted our revenue and profitability and continues to negatively impact revenues in our Engineering Services and Public Finance Services segments. Any future downturns could have similar significant adverse impacts on our results of operations.

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

Each year, client funding for some of our government contracts may rely on government appropriations or public-supported financing. If adequate public funding is delayed or is not available, then our profits and revenue could decline.

        Each year, client funding for some of our government contracts may directly or indirectly rely on government appropriations or public-supported financing. Legislatures may appropriate funds for a given project on a year-by-year basis, even though the project may take more than one year to perform. In addition, public-supported financing such as state and local municipal bonds may be only partially raised to support existing projects. Similarly, the impact of the economic downturn on state and local governments may make it more difficult for them to fund projects. In addition to the state of the economy and competing political priorities, public funds and the timing of payment of these funds may be influenced by, among other things, curtailments in the use of government contracting firms, increases in raw material costs, delays associated with insufficient numbers of government staff to oversee contracts, budget constraints, the timing and amount of tax receipts, and the overall level of government expenditures. If adequate public funding is not available or is delayed, then our profits and revenue could decline.

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

        Our largest client, Consolidated Edison Company of New York, accounted for approximately 25% of our consolidated contract revenue in fiscal year 2014 and 16% in fiscal year 2013. Prior to July 2012, this revenue primarily related to a contract we entered into in fiscal year 2009 with Consolidated Edison, which has terminated. We entered into a new contract with Consolidated Edison in July 2012, but this contract is for fewer services than the 2009 contract with Consolidated Edison. Our top five customers collectively accounted for approximately 50% of our revenue in fiscal year 2014. The loss of, or reduction in orders from, these clients could have a material adverse effect on our business, financial condition and results of operations.

Our actual business and financial results could differ from the estimates and assumptions that we use to prepare our financial statements, which may significantly reduce or eliminate our profits.

        To prepare financial statements in conformity with generally accepted accounting principles in the United States of America ("GAAP"), management is required to make estimates and assumptions as of the date of the financial statements. These estimates and assumptions affect the reported values of assets, liabilities, revenue and expenses, as well as disclosures of contingent assets and liabilities. For example, we typically recognize revenue of our fixed price contracts over the life of a contract based on the proportion of costs incurred to date compared to the total costs estimated to be incurred for the entire project. Areas requiring significant estimates by our management include:

  •
  the application of the percentage-of-completion method of accounting and revenue recognition on contracts, change orders, and contract claims, including related unbilled accounts receivable;

  •
  unbilled accounts receivable, including amounts related to requests for equitable adjustment to contracts that provide for price redetermination, primarily with the U.S. federal government. These amounts are recorded only when they can be reliably estimated and realization is probable;

  •
  provisions for uncollectible receivables, client claims, and recoveries of costs from subcontractors, vendors, and others;

  •
  provisions for income taxes, valuation allowances, and unrecognized tax benefits;

  •
  value of goodwill and recoverability of other intangible assets;

  •
  valuations of assets acquired and liabilities assumed in connection with business combinations;

  •
  valuation of contingent earn-out liabilities recorded in connection with business combinations;

  •
  valuation of stock-based compensation expense; and

  •
  accruals for estimated liabilities, including litigation and insurance reserves.

Our actual business and financial results could differ from those estimates, which may significantly reduce or eliminate our profits.

Our profitability could suffer if we are not able to maintain adequate utilization of our workforce.

        The cost of providing our services, including the extent to which we utilize our workforce, affects our profitability. The rate at which we utilize our workforce is affected by a number of factors, including:

  •
  our ability to transition employees from completed projects to new assignments and to hire and assimilate new employees;

  •
  our ability to forecast demand for our services and thereby maintain an appropriate headcount in each of our geographies and workforces;

  •
  our ability to manage attrition;

  •
  our need to devote time and resources to training, business development, professional development, and other non-chargeable activities; and

  •
  our ability to match the skill sets of our employees to the needs of the marketplace.

        If we over-utilize our workforce, our employees may become disengaged, which could impact employee attrition. If we under-utilize our workforce, our profit margin and profitability could suffer.

Legislation may be enacted that limits the ability of state, regional or local agencies to contract for our privatized services. Such legislation would affect our ability to obtain new contracts and may decrease the demand for our services.

        Legislation is proposed periodically, particularly in the state of California, that attempts to limit the ability of governmental agencies to contract with private consultants to provide services. Should such legislation pass and be upheld, demand for our services may be materially adversely affected. During fiscal year 2014, approximately 57% of our contract revenue was derived from services rendered to public agencies, including public utilities, in California. While attempts at such legislation have failed in the past, such measures could be adopted in the future.

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

        For example, the Professional Engineers in California Government, or PECG, a union representing state civil service employees, began challenging Caltrans' hiring of private firms in 1986, and in 2002 began a judicial challenge of Caltrans' hiring practices based on Caltrans' interpretation of the effect of Proposition 35 (Professional Engineers in California Government, et al. v. Kempton). The California Supreme Court ruled in favor of Caltrans, concluding that Caltrans may hire private contractors to perform architectural and engineering services on public works. Although Caltrans was successful in this litigation, similar claims may be brought in the future and we cannot predict their outcome. If a state or other public employee union is successful in its challenge and as a result the ability of state agencies to hire private firms is severely limited, such a decision would likely lead to additional litigation challenging the ability of the state, counties, municipalities and other public agencies to hire private engineering, architectural and other firms, the outcome of which could affect our ability to compete for contracts and may have an adverse effect on our revenue and profitability.

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

        In fiscal year 2014, approximately 42% of our contract revenue was derived from fixed price contracts. Under fixed price contracts, we perform services under a contract at a stipulated price which protects clients but exposes us to a greater number of risks than time-and-materials and unit-based contracts. These risks include:

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

Our use of the percentage-of-completion method of revenue recognition on our fixed price contracts could result in a reduction or reversal of previously recorded revenue and profits.

        We account for our fixed price contracts on the percentage-of-completion method of revenue recognition. Generally, our use of this method results in recognition of revenue and profit ratably over the life of the contract, based on the proportion of costs incurred to date to total costs expected to be incurred for the entire project. The effects of revisions to revenue and estimated costs, including the achievement of award fees and the impact of change orders and claims, are recorded when the amounts are known and can be reasonably estimated. Such revisions could occur in any period and their effects could be material. Although we have historically made reasonably reliable estimates of the progress towards completion of long-term contracts, the uncertainties inherent in the estimating process make it possible for actual costs to vary materially from estimates, including reductions or reversals of previously recorded revenue and profit.

We have made and expect to continue to make acquisitions that could disrupt our operations and adversely impact our business and operating results. Our failure to conduct due diligence effectively, or our inability to successfully integrate acquisitions, could impede us from realizing all of the benefits of the acquisitions, which could weaken our results of operations.

        A key part of our growth strategy, as shown by our January 2015 acquisitions discussed below under "Management's Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments," is to acquire other companies that complement our lines of business or that broaden our technical capabilities and geographic presence. We may continue to acquire companies as an element of our growth strategy; however, our ability to make acquisitions is restricted under our amended credit agreement. Acquisitions involve certain known and unknown risks that could cause our actual growth or operating results to differ from our expectations or the expectations of securities analysts. For example:

  •
  we may not be able to identify suitable acquisition candidates or to acquire additional companies on acceptable terms;

  •
  we compete with others to acquire companies, which may result in decreased availability of, or increased price for, suitable acquisition candidates;

  •
  we may not be able to obtain the necessary financing, on favorable terms or at all, to finance any of our potential acquisitions;

  •
  we may ultimately fail to consummate an acquisition even if we announce that we plan to acquire a company; and

  •
  acquired companies may not perform as we expect, and we may fail to realize anticipated revenue and profits.

        Our acquisition strategy may divert management's attention away from our existing businesses, resulting in the loss of key clients or key employees, and expose us to unanticipated problems or legal liabilities, including responsibility as a successor-in-interest for undisclosed or contingent liabilities of acquired businesses or assets.

        If we fail to conduct due diligence on our potential targets effectively, we may, for example, not identify problems at target companies, or fail to recognize incompatibilities or other obstacles to successful integration. Our inability to successfully integrate future acquisitions could impede us from realizing all of the benefits of those acquisitions and could severely weaken our business operations. The integration process may disrupt our business and, if implemented ineffectively, may preclude realization of the full benefits expected by us and could harm our results of operations. In addition, the overall integration of the combining companies may result in unanticipated problems, expenses, liabilities, and competitive responses, and may cause our stock price to decline. The difficulties of integrating an acquisition include, among others:

  •
  issues in integrating information, communications, and other systems;

  •
  incompatibility of logistics, marketing, and administration methods;

  •
  maintaining employee morale and retaining key employees;

  •
  integrating the business cultures of both companies;

  •
  preserving important strategic client relationships;

  •
  consolidating corporate and administrative infrastructures, and eliminating duplicative operations; and

  •
  coordinating and integrating geographically separate organizations.

        Even if the operations of an acquisition are integrated successfully, we may not realize the full benefits of the acquisition, including the synergies, cost savings or growth opportunities that we expect. These benefits may not be achieved within the anticipated time frame, or at all.

        Further, acquisitions may cause us to:

  •
  issue common stock that would dilute our current stockholders' ownership percentage;

  •
  use a substantial portion of our cash resources;

  •
  increase our interest expense, leverage, and debt service requirements (if we incur additional debt to pay for an acquisition);

  •
  assume liabilities, including environmental liabilities, for which we do not have indemnification from the former owners. Further, indemnification obligations may be subject to dispute or concerns regarding the creditworthiness of the former owners;

  •
  record goodwill and non-amortizable intangible assets that are subject to impairment testing and potential impairment charges;

  •
  experience volatility in earnings due to changes in contingent consideration related to acquisition earn-out liability estimates;

  •
  incur amortization expenses related to certain intangible assets;

  •
  lose existing or potential contracts as a result of conflict of interest issues;

  •
  incur large and immediate write-offs; or

  •
  become subject to litigation.

If we are not able to successfully manage our growth strategy, our business and results of operations may be adversely affected.

        Our expected future growth presents numerous managerial, administrative, operational, and other challenges. Our ability to manage the growth of our operations will require us to continue to improve our management information systems and our other internal systems and controls. In addition, our growth will increase our need to attract, develop, motivate, and retain both our management and professional employees. The inability to effectively manage our growth or the inability of our employees to achieve anticipated performance could have a material adverse effect on our business.

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

The loss of key personnel or our inability to attract and retain qualified personnel could impair our ability to provide services to our clients and otherwise conduct our business effectively.

        As primarily a professional and technical services company, we are labor-intensive and, therefore, our ability to attract, retain, and expand our senior management and our professional and technical staff is an important factor in determining our future success. The market for qualified engineers is competitive and, from time to time, it may be difficult to attract and retain qualified individuals with the required expertise within the timeframe demanded by our clients. In addition, we rely heavily upon the expertise and leadership of our senior management. If we are unable to retain executives and other key personnel, the roles and responsibilities of those employees will need to be filled, which may require that we devote time and resources to identify, hire, and integrate new employees. The loss of the services of any of these key personnel could adversely affect our business. We do not maintain key-man life insurance policies on any of our executive officers or senior managers. Our failure to attract and retain key individuals could impair our ability to provide services to our clients and conduct our business effectively.

We operate in a highly fragmented industry, and we may not be able to compete effectively with our larger competitors.

        The market for energy efficiency, engineering and planning, economic and financial consulting and national preparedness and interoperability services is competitive and highly fragmented. Contract awards are based primarily on quality of service, relevant experience, staffing capabilities, reputation, geographic presence, stability and price. Some of our competitors in certain service areas have more personnel and greater financial, technical and marketing resources than us. In particular, our energy efficiency and sustainability consulting services, which represented approximately 49% and 42% of our contract revenue for fiscal years 2014 and 2013, respectively, competes with larger energy efficiency consulting firms such as Lockheed-Martin, EnerPath, KEMA (a division of the DNV Group) and Nexant, Inc. Our competitors for engineering related services, which represented approximately 38% and 41% of our contract revenue for fiscal years 2014 and 2013, respectively, include many larger consulting firms such as Charles Abbott & Associates, Inc., Bureau Veritas, Harris & Associates, Psomas, RBF Consulting, Tetra Tech, Inc., Stantec, Inc., Michael Baker Corporation, TRC Companies, Inc., AECOM Technology Corporation, CH2M Hill and Jacobs Engineering Group, Inc. In certain public finance consulting services, we may compete with large accounting firms. We can offer no assurance that we will be able to compete successfully in the future with these or other competitors.

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

        We currently maintain the following insurance coverage: commercial general liability with limits of $1.0 million per occurrence and $2.0 million general aggregate; automobile liability insurance with limits of $1.0 million per occurrence; employer's liability with limits of $1.0 million per occurrence. We also carry professional liability insurance with limits of $5.0 million per claim and $10.0 million annual aggregate and excess liability insurance with a limit of $10.0 million. We are liable to pay these claims from our assets if and when the aggregate settlement or judgment amount exceeds our policy limits. We are liable to pay claims from our assets if and when the aggregate settlement or judgment amount exceeds our policy limits. Our professional liability policy is a "claims made" policy. Thus, only claims made during the term of the policy are covered. If we terminate our professional liability policy and do not obtain retroactive coverage, we would be uninsured for claims made after termination even if these claims are based on events or acts that occurred during the term of the policy. Further, our insurance may not protect us against liability because our policies typically have various exceptions to the claims covered and also require us to assume some costs of the claim even though a portion of the claim may be covered. In addition, if we expand into new markets, we may not be able to obtain insurance coverage for these new activities or, if insurance is obtained, the dollar amount of any liabilities incurred could exceed our insurance coverage. A partially or completely uninsured claim, if successful and of significant magnitude, could have a material adverse effect on our liquidity.

We often rely on subcontractors. The quality of our service and our ability to perform under some of our contracts would be adversely affected if qualified subcontractors are unavailable for us to engage.

        Under some of our contracts, we rely on the efforts and skills of subcontractors for the performance of some of the tasks. Subcontractor services and other direct costs comprised approximately 33% of our contract revenue in fiscal year 2014. Our use of subcontractors has decreased in recent years primarily because our subsidiary Willdan Energy Solutions has reduced its utilization of subcontractors. Our subsidiary Willdan Energy Solutions generally utilizes a higher percentage of subcontractors than our other subsidiaries. The absence of qualified subcontractors with whom we have a satisfactory relationship could adversely affect the quality of our service offerings and therefore our financial results. Additionally, we may have disputes with our subcontractors arising from, among other things, the quality and timeliness of work performed by the subcontractor or client concerns about the subcontractor.

If our contractors and subcontractors fail to satisfy their obligations to us or other parties, or if we are unable to maintain these relationships, our revenue, profitability, and growth prospects could be adversely affected.

        We depend on contractors and subcontractors in conducting our business. There is a risk that we may have disputes with our subcontractors arising from, among other things, the quality and timeliness of work performed by the subcontractor, client concerns about the subcontractor, or our failure to extend existing task orders or issue new task orders under a subcontract. In addition, if a subcontractor fails to deliver on a timely basis the agreed-upon supplies, fails to perform the agreed-upon services, or goes out of business, then we may be required to purchase the services or supplies from another source at a higher price, and our ability to fulfill our obligations as a prime contractor may be jeopardized. This may reduce the profit to be realized or result in a loss on a project for which the services or supplies are needed.

        We also rely on relationships with other contractors when we act as their subcontractor or joint venture partner. The absence of qualified subcontractors with which we have a satisfactory relationship could adversely affect the quality of our service and our ability to perform under some of our contracts. Our future revenue and growth prospects could be adversely affected if other contractors eliminate or reduce their subcontracts or teaming arrangement relationships with us, or if a government agency terminates or reduces these other contractors' programs, does not award them new contracts, or refuses to pay under a contract.

If our reports and opinions are not in compliance with professional standards and other regulations, we could be subject to monetary damages and penalties.

        We issue reports and opinions to clients based on our professional engineering expertise, as well as our other professional credentials. Our reports and opinions may need to comply with professional standards, licensing requirements, securities regulations, and other laws and rules governing the performance of professional services in the jurisdiction in which the services are performed. In addition, we could be liable to third parties who use or rely upon our reports or opinions even if we are not contractually bound to those third parties. For example, if we deliver an inaccurate report or one that is not in compliance with the relevant standards, and that report is made available to a third party, we could be subject to third-party liability, resulting in monetary damages and penalties.

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

Changes in resource management, environmental, or infrastructure industry laws, regulations, and programs could directly or indirectly reduce the demand for our services, which could in turn negatively impact our revenue.

        Some of our services are directly or indirectly impacted by changes in U.S. federal, state, local or foreign laws and regulations pertaining to the resource management, environmental, and infrastructure industries. Accordingly, a relaxation or repeal of these laws and regulations, or changes in governmental policies regarding the funding, implementation or enforcement of these programs, could result in a decline in demand for our services, which could in turn negatively impact our revenue.

Force majeure events, including natural disasters and terrorist actions, could negatively impact the economies in which we operate or disrupt our operations, which may affect our financial condition, results of operations, or cash flows.

        Force majeure or extraordinary events beyond the control of the contracting parties, such as natural and man-made disasters, as well as terrorist actions, could negatively impact the economies in which we operate by causing the closure of offices, interrupting projects, and forcing the relocation of employees. We typically remain obligated to perform our services after a terrorist action or natural disaster unless the contract contains a force majeure clause that relieves us of our contractual obligations in such an extraordinary event. If we are not able to react quickly to force majeure, our operations may be affected significantly, which would have a negative impact on our financial condition, results of operations, or cash flows.

We have only a limited ability to protect our intellectual property rights, and our failure to protect our intellectual property rights could adversely affect our competitive position.

        Our success depends, in part, upon our ability to protect our proprietary information and other intellectual property. We rely principally on trade secrets to protect much of our intellectual property where we do not believe that patent or copyright protection is appropriate or obtainable. However, trade secrets are difficult to protect. Although our employees are subject to confidentiality obligations, this protection may be inadequate to deter or prevent misappropriation of our confidential information. In addition, we may be unable to detect unauthorized use of our intellectual property or otherwise take appropriate steps to enforce our rights. Failure to obtain or maintain trade secret protection could adversely affect our competitive business position. In addition, if we are unable to prevent third parties from infringing or misappropriating our trademarks or other proprietary information, our competitive position could be adversely affected.

Systems and information technology interruption could adversely impact our ability to operate.

        We rely heavily on computer, information, and communications technology and systems to operate. From time to time, we experience system interruptions and delays. If we are unable to effectively deploy software and hardware, upgrade our systems and network infrastructure, and take steps to improve and protect our systems, systems operations could be interrupted or delayed.

        Our computer and communications systems and operations could be damaged or interrupted by natural disasters, telecommunications failures, acts of war or terrorism, and similar events or disruptions. In addition, we face the threat of unauthorized system access, computer hackers, computer viruses, malicious code, organized cyber-attacks, and other security breaches and system disruptions. We devote significant resources to the security of our computer systems, but they may still be vulnerable to threats. Anyone who circumvents security measures could misappropriate proprietary information or cause interruptions or malfunctions in system operations. As a result, we may be required to expend significant resources to protect against the threat of system disruptions and security breaches, or to alleviate problems caused by disruptions and breaches.

        Any of these or other events could cause system interruption, delays, and loss of critical data that could delay or prevent operations, and could have a material adverse effect on our business, financial condition, results of operations, and cash flows, and could negatively impact our clients.

The price of our common stock has fluctuated significantly in the past year and may continue to be volatile, which may make it difficult for you to resell your common stock when you want or at prices you find attractive.

        The price of our common stock is volatile and may fluctuate significantly. For example, during our fiscal year ended January 2, 2015, the price of our stock ranged from a high of $18.42 per share to a low of $4.44 per share. We cannot assure you as to the prices at which our common stock will trade or that an active trading market in our common stock will be sustained in the future. In addition to the matters discussed in other risk factors included herein, some of the reasons for fluctuations in our stock price could include:

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

        The concentration of ownership of our stock may have the effect of delaying or preventing a change in control of the company or a change in our management and may adversely affect the voting or other rights of other holders of our common stock. As of March 23, 2015, our directors and executive officers beneficially own 1,035,375 shares of common stock, or approximately 14.88% of our outstanding common stock. In addition, Jeremy Zhu, individually and as managing director of Wedbush Opportunity Capital LLC, Edward Wedbush, individually and as the Chairman and a stockholder of

Wedbush Inc., beneficially own 1,066,074 and 1,052,184 shares of common stock, respectively, of our outstanding common stock.

Cautionary Statement Regarding Forward-Looking Information

        In addition to current and historical information, this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our future operations, prospects, potential products, services, developments and business strategies. These statements can, in some cases, be identified by the use of words like "may," "will," "should," "could," "would," "intend," "expect," "plan," "anticipate," "believe," "estimate," "predict," "project," "potential," or "continue" or the negative of such terms or other comparable terminology. This report includes, among others, forward-looking statements regarding our:

  •
  Ability to achieve energy savings goals on our contracts;

  •
  Expectations about future customers;

  •
  Expectations regarding the industries and geographies that we primarily serve, including the impact of economic conditions in those industries and geographies;

  •
  Ability to successfully integrate our recent acquisitions;

  •
  Expectations about our service offerings;

  •
  Expectations about our ability to cross-sell additional services to existing clients;

  •
  Expectations about our intended geographical expansion;

  •
  Expectations about our ability to attract and retain executive officers and key employees;

  •
  Expectations about the impact of legislation on our business and that of our customers;

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our corporate headquarters are located in approximately 18,000 square feet of office space that we lease at 2401 East Katella Avenue, Anaheim, California. In addition, we lease office space in 26 other locations nationwide, principally in California and New York. In total, our facilities contain approximately 121,000 square feet of office space and are subject to leases that expire through February 2020. We rent a small portion of this space on a month-to-month basis. We believe that our existing facilities are adequate to meet current requirements and that suitable additional or substitute space will be available as needed to accommodate any expansion of operations and for additional offices.

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

        City of Glendale v. Willdan Financial Services, Superior Court of California, Los Angeles County

        A complaint was filed against us on July 16, 2014 relating to a project performed by Willdan Financial Services to prepare a Cost of Services Analysis (a "COSA") for the Department of Water and Power of the City of Glendale, California (the "City of Glendale"). The purpose of the COSA was to assist the City of Glendale in setting water rates for property owners. The lawsuit alleges that the City of Glendale suffered damages due to mistakes in the COSA, as follows: the City of Glendale received less revenue than anticipated in an amount exceeding $9,000,000; the City of Glendale was required to retain another consultant to prepare a new COSA at the cost of $130,000; and the City of Glendale incurred costs associated with noticing and conducting public hearings at a cost of $83,052. We deny the allegations asserted in the lawsuit and will vigorously defend against the claims. Additionally, this matter is covered by our professional liability insurance policy.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

 PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

  Market Information for Common Stock

        Since November 21, 2006, the common stock of Willdan Group, Inc. has been listed and traded on the Nasdaq Global Market under the symbol "WLDN". The following table sets out the high and low daily closing sale prices as reported on the NASDAQ Global Market for fiscal years 2014 and 2013. These reported prices reflect inter-dealer prices without adjustments for retail markups, markdowns, or commissions.

	2014		2013
	High	Low	High	Low
1st Quarter	$5.31	$4.44	$2.30	$2.01
2nd Quarter	$8.31	$4.45	$3.70	$2.18
3rd Quarter	$13.82	$7.34	$3.75	$2.76
4th Quarter	$18.42	$10.80	$5.50	$3.53

        On March 16, 2015, the closing sales price per share of our common stock, as reported on the Nasdaq Global Market, was $13.99.

  Stockholders

        As of March 16, 2015, there were 138 stockholders of record of our common stock.

  Dividends

        We did not declare or pay cash dividends on our common stock in fiscal years 2014 and 2013. Our revolving credit agreement prohibits the payment of any dividend or distribution on our common stock either in cash, stock or any other property without the lender's consent.

  Recent Sales of Unregistered Securities

        On January 15, 2015, in connection with our acquisition of Abacus Resource Management Company ("Abacus"), we issued 75,758 shares of common stock (the "Abacus Stock Issuance") to the selling shareholders of Abacus with an agreed upon value of $1 million (based on the volume-weighted average price of shares of common stock for the ten trading days immediately prior to, but not including, January 15, 2015). Specifically, we issued 37,879 shares of common stock to Mr. Kinzer and 37,879 shares of common stock to Mr. Rubbert.

        On January 15, 2015, in connection with our acquisition of 360 Energy Engineers, LLC ("360 Energy"), we issued 47,348 shares of common stock (the "360 Energy Stock Issuance") to 360 Energy with an agreed upon value of $525,000 (based on the volume-weighted average price of shares of common stock for the ten trading days immediately prior to, but not including, January 15, 2015).

        The issuances of common stock in the Abacus Stock Issuance and the 360 Energy Stock Issuance were not registered under the Securities Act of 1933, as amended (the "Securities Act"). Such shares were issued in a private placement exempt from the registration requirements of the Securities Act, in reliance on the exemptions set forth in Section 4(a)(2) of the Securities Act.

  Issuer Purchases of Equity Securities

        None.

ITEM 6.    SELECTED FINANCIAL DATA

        The financial data set forth below should be read in conjunction with our corresponding consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this annual report.

	Fiscal Year
	2014	2013	2012	2011	2010
	(in thousands except per share amounts)
Consolidated Statement of Operations Data:
Contract revenue	$108,080	$85,510	$93,443	$107,165	$77,896

Direct costs of contract revenue (exclusive of depreciation and amortization shown separately below):
Salaries and wages	28,207	24,098	23,218	25,714	21,607
Subcontractor services and other direct costs	35,611	24,831	35,741	39,013	20,415

Total direct costs of contract revenue	63,818	48,929	58,959	64,727	42,022

General and administrative expenses:
Salaries and wages, payroll taxes, employee benefits	21,394	20,555	22,421	22,594	17,582
Facilities and facility related	4,371	4,654	4,871	4,875	4,290
Stock-based compensation	258	150	227	201	235
Depreciation and amortization	459	517	671	877	1,042
Lease abandonment (recovery), net	9	30	26	2	(68)
Impairment of goodwill	—	—	15,208	—	—
Other	9,462	8,067	10,315	10,488	9,719

Total general and administrative expenses	35,953	33,973	53,739	39,037	32,800

Income (loss) from operations	8,309	2,608	(19,255)	3,401	3,074

Other income (expense):
Interest income	8	10	6	5	12
Interest expense	(16)	(94)	(106)	(77)	(54)
Other, net	125	238	(28)	1	32

Total other income (expense), net	117	154	(128)	(71)	(10)

Income (loss) before income tax expense	8,426	2,762	(19,383)	3,330	3,064
Income tax (benefit) expense	(990)	132	(2,083)	1,500	344

Net income (loss)	$9,416	$2,630	$(17,300)	$1,830	$2,720

Earnings (loss) per common share:
Basic	$1.26	$0.36	$(2.37)	$0.25	$0.38

Diluted	$1.22	$0.35	$(2.37)	$0.24	$0.37

Weighted average common shares outstanding:
Basic	7,488	7,355	7,310	7,262	7,233
Diluted	7,739	7,495	7,310	7,485	7,311
Other Operating Data (unaudited):
Adjusted EBITDA(1)	$8,913	$3,455	$(3,294)	$4,350	$4,074
Employee headcount at period end(2)	637	534	534	562	540

	Fiscal Year Ended
	January 2, 2015	December 27, 2013	December 28, 2012	December 30, 2011	December 31, 2010
Consolidated Balance Sheet Data:
Cash and cash equivalents	$20,371	$8,134	$10,006	$3,001	$6,642
Working capital	24,406	15,706	13,099	13,083	18,060
Total assets	54,659	38,237	41,977	64,311	49,454
Total indebtedness	985	731	3,904	1,232	1,490
Total stockholders' equity	30,413	20,213	17,351	34,293	32,162

(1)
Adjusted EBITDA is a supplemental measure used by our management to measure our operating performance. We define Adjusted EBITDA as net income (loss) plus interest expense (income), income tax expense (benefit), lease abandonment expense (recovery), goodwill impairment, depreciation and amortization, and loss (gain) on sale of assets. Our definition of Adjusted EBITDA may differ from those of many companies reporting similarly named measures. This measure should be considered in addition to, and not as a substitute for or superior to, other measures of financial performance prepared in accordance with U.S. generally accepted accounting principles, or GAAP, such as operating income and net income. We believe Adjusted EBITDA enables management to separate non-recurring income and expense items from our results of operations to provide a more normalized and consistent view of operating performance on a period-to-period basis. We use Adjusted EBITDA to evaluate our performance for, among other things, budgeting, forecasting and incentive compensation purposes. We also believe Adjusted EBITDA is useful to investors, research analysts, investment bankers and lenders because it removes the impact of certain non-recurring income and expense items from our operational results, which may facilitate comparison of our results from period to period.

Adjusted EBITDA is not a recognized term under GAAP and does not purport to be an alternative to operating income or net income as an indicator of operating performance or any other GAAP measure.

        The following is a reconciliation of net income (loss) to Adjusted EBITDA (in thousands):

	Fiscal Year
	2014	2013	2012	2011	2010
Net income (loss)	$9,416	$2,630	$(17,300)	$1,830	$2,720
Interest income	(8)	(10)	(6)	(5)	(12)
Interest expense	16	94	106	77	54
Income tax (benefit) expense	(990)	132	(2,083)	1,500	344
Lease abandonment expense (recovery)	9	13	26	2	(68)
Impairment of goodwill	—	—	15,208	—	—
Depreciation and amortization	459	585	737	944	1,053
Loss (gain) on sale of assets	11	(6)	18	2	(17)

Adjusted EBITDA	$8,913	$3,455	$(3,294)	$4,350	$4,074

(2)
Includes full-time and part-time employees.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        We are a provider of professional technical and consulting services to utilities, private industry, and public agencies at all levels of government. Nationwide, we enable our clients to realize cost and energy savings by providing a wide range of specialized services, including comprehensive energy efficiency solutions, without having to incur and maintain the overhead necessary to develop staffing in-house. We assist our clients with a broad range of complementary services relating to:

  •
  Energy Efficiency and Sustainability;

  •
  Engineering and Planning;

  •
  Economic and Financial Consulting; and

  •
  National Preparedness and Interoperability.

        We operate our business through a network of offices located primarily in California and New York. We also have operations in Arizona, Florida, Texas, Washington and Washington, DC. As of January 2, 2015 we had a staff of 637 which includes licensed engineers and other professionals. Since fiscal 2008, we have been providing increased services to public and private utilities that service major metropolitan communities and commercial and industrial firms, particularly in connection with the growth of our energy efficiency and sustainability services. Historically, our clients have primarily been public agencies in communities with populations ranging from 10,000 to 300,000 people. We believe communities of this size are underserved by large outsourcing companies that tend to focus on securing large federal and state projects, as well as projects for the private sector. We seek to establish close working relationships with our clients and expand the breadth and depth of the services we provide to them over time.

        While we currently serve communities throughout the country, our business with public agencies is concentrated in California and Arizona. We provide services to approximately 71% of the 482 cities and approximately 89% of the 58 counties in California. We also serve special districts, school districts, a range of public agencies and private industry. Our business with public and private utilities is concentrated in California and New York. We also have business with utilities in Texas, Illinois, Ohio and Washington State.

        We were founded in 1964 and Willdan Group, Inc., a Delaware corporation, was formed in 2006 to serve as our holding company. We consist of a family of wholly owned companies that operate within the following segments for financial reporting purposes:

  •
  Energy Efficiency Services.  Our Energy Efficiency Services segment consists of the business of our subsidiary, Willdan Energy Solutions, which offers energy efficiency and sustainability consulting services to utilities, public agencies and private industry. This segment is currently our largest segment based on contract revenue, representing approximately 49% and 42% of our consolidated contract revenue for fiscal years 2014 and 2013, respectively.

  •
  Engineering Services.  Our Engineering Services segment includes the operations of our subsidiaries, Willdan Engineering, Willdan Infrastructure and Public Agency Resources ("PARs"). Willdan Engineering provides civil engineering-related and city planning services to our clients. PARs primarily provides staffing to Willdan Engineering. Contract revenue for the Engineering Services segment represented approximately 38% and 41% of our overall consolidated contract revenue for fiscal years 2014 and 2013, respectively.

  •
  Public Finance Services.  Our Public Finance Services segment consists of the business of our subsidiary, Willdan Financial Services, which offers economic and financial consulting services to public agencies. Contract revenue for the Public Finance Services segment represented approximately 10% and 12% of our consolidated contract revenue for fiscal years 2014 and 2013, respectively.

  •
  Homeland Security Services.  Our Homeland Security Services segment consists of the business of our subsidiary, Willdan Homeland Solutions, which offers national preparedness and interoperability services and communications and technology solutions. Contract revenue for our Homeland Security Services segment represented approximately 3% and 5% of our consolidated contract revenue for fiscal years 2014 and 2013, respectively.

        While we were profitable in fiscal year 2014 and fiscal year 2013, our profitability in fiscal year 2012 was severely impacted by a goodwill impairment charge related to a prior acquisition.

Recent Developments

        Acquisitions.    On January 15, 2015, we completed two separate acquisitions. Through our wholly-owned subsidiary, Willdan Energy Solutions ("WES"), we acquired all of the outstanding shares of Abacus Resource Management Company ("Abacus"), an Oregon-based energy engineering company. In addition, we, through our wholly-owned subsidiary WES, also acquired substantially all of the assets of 360 Energy Engineers, LLC ("360 Energy"), a Kansas-based energy and engineering energy management consulting company.

        Pursuant to the terms of the Stock Purchase Agreement, dated as of January 15, 2015 (the "Abacus Agreement"), by and among us, WES, Abacus and Mark Kinzer and Steve Rubbert (the "Abacus Shareholders"), WES will pay the Abacus Shareholders a maximum purchase price of $6,150,000, consisting of (i) $2,500,000 in cash paid at closing (subject to certain post-closing adjustments), (ii) 75,758 shares of Common Stock, par value $0.01 per share, of the Company ("Common Stock") equaling $1,000,000 based on the volume-weighted average price of shares of the Common Stock for the ten trading days immediately prior to, but not including, the closing date of the Abacus Acquisition, (iii) $1,250,000 aggregate principal amount of promissory notes issued to the Abacus Shareholders (collectively, the "Abacus Notes") and (iv) up to $1,400,000 in cash, payable at the end of the Company's and WES's 2015 and 2016 fiscal years, if certain financial targets of Abacus are met during such fiscal years. The Abacus Notes were issued in an initial outstanding principal amount of $625,000 to each of the Abacus Shareholders. The Abacus Notes provide for a fixed interest rate of 4% per annum and are fully amortizing and payable in equal monthly installments between January 15, 2015 and their January 15, 2017 maturity date. The Abacus Notes contain events of default provisions customary for documents of their nature.

        Pursuant to the terms of the Asset Purchase Agreement, dated as of January 15, 2015 (the "360 Energy Agreement"), by and among us, WES and 360 Energy, WES will pay 360 Energy a maximum purchase price of $15,000,000, consisting of (i) $4,875,000 in cash paid at closing, (ii) 47,348 shares of Common Stock equaling $625,000 based on the volume-weighted average price of shares of the Common Stock for the ten trading days immediately prior to, but not including, the closing date of the 360 Energy Acquisition, (iii) $3,000,000 aggregate principal amount of promissory note issued to 360 Energy (the "360 Energy Note" and, together with the Abacus Notes, the "Notes") and (iv) up to $6,500,000 in cash, payable at the end of the Company's and WES's 2015, 2016 and 2017 fiscal years, if certain financial targets of WES's division made up of the assets acquired from, and former employees of, 360 Energy are met during such fiscal years. The 360 Energy Note was issued in an initial outstanding principal amount of $3,000,000. The 360 Energy Note provides for a fixed interest rate of 4% per annum and is fully amortizing and payable in equal monthly installments between January 15, 2015 and their January 15, 2018 maturity date. The 360 Energy Note contains events of default provisions customary for documents of its nature. We also provided a guaranty to 360 Energy which guarantees WES's obligations under the promissory note issued to 360 Energy.

        To finance the acquisitions of Abacus and 360 Energy, we borrowed $2,000,000 under our delayed draw term loan facility and used cash on hand to pay the remaining $5,375,000.

        Amended Credit Facility.    On January 14, 2015, we and our subsidiaries, as guarantors, entered into the Second Amendment (the "Second Amendment") to the Credit Agreement (as amended, the "BMO Credit Agreement"), dated as of March 24, 2014, by and between us, the guarantors listed therein and BMO Harris Bank National Association ("BMO Harris"). The BMO Credit Agreement governs our credit facility that includes a revolving line of credit and a delayed draw term loan facility.

        The Second Amendment revised the BMO Credit Agreement to, among other things, permit the acquisitions of Abacus and 360 Energy, the incurrence of the Notes and the 360 Energy Guaranty issued in connection with the acquisitions of Abacus and 360 Energy and to add Abacus as a guarantor under the BMO Credit Agreement upon the closing of the acquisition of Abacus.

        The Second Amendment also increased the amount available to us for borrowing under the delayed draw term loan facility from $2,500,000 to $3,000,000. In addition, the Second Amendment increased the interest rate under the delayed draw term loan facility by 25 basis points. Giving effect to the Second Amendment, borrowings under the delayed draw term loan facility will now bear interest, at our option, at (a) the base rate plus an applicable margin ranging between 1.25% and 1.75%, or (b) the LIBOR rate plus an applicable margin ranging between 2.25% and 2.75%. Borrowings under the revolving line of credit will continue to bear interest, at our option, at (a) the base rate plus an applicable margin ranging between 0.75% and 1.25%, or (b) the LIBOR rate plus an applicable margin ranging between 1.75% and 2.25%. The applicable margin is determined based on our total leverage ratio.

        The Second Amendment also revised some of the covenants in the BMO Credit Agreement. As a result of the Second Amendment, we must maintain (A) a maximum total leverage ratio of not more than 2.25 for the first four fiscal quarters after the acquisitions of Abacus and 360 Energy, and not more than 2.0 thereafter and (B) a minimum tangible net worth of at least (x) the greater of (1) $5.0 million and (2) 85% of our actual tangible net worth as of March 31, 2015, plus (y) an amount equal to 50% of net income for the first fiscal quarter of 2015, and 50% of net income (only if positive) for each fiscal quarter ending thereafter, plus or minus (z) 80% of any adjustments to our tangible net worth arising as a result of the consummation of the acquisitions of Abacus and 360 Energy. The limit on the total consideration allowed for all permitted acquisitions (including potential future earn-out obligations) during the term of the BMO Credit Agreement was also reduced from $2.5 million to $1.5 million. In addition, the conditions required to extend the maturity date of the credit facility by one year to March 24, 2017 were amended to require that we have a trailing twelve month EBITDA (as defined in the BMO Credit Agreement) of not less than $10.0 million (previously $5.0 million) as of the end of the third fiscal quarter of 2015.

        As of March 23, 2015, there was approximately $2.0 million of borrowings outstanding under the BMO Credit Agreement.

        For further information on our revolving credit facility, see "—Liquidity and Capital Resources—Outstanding Indebtedness" elsewhere in this report.

Components of Income and Expense

Contract Revenue

        We provide our services under contracts, purchase orders or retainer letters. The contracts we enter into with our clients contain three principal types of pricing provisions: time and materials, unit based, and fixed price. Revenue on our time and materials and unit based contracts are recognized as the work is performed in accordance with specific terms of the contract. Approximately 14% of our contracts are based on contractual rates per hour plus costs incurred. Some of these contracts include maximum contract prices, but the majority of these contracts are not expected to exceed the maximum. Contract revenue on our fixed price contracts is determined on the percentage of completion method based generally on the ratio of direct costs incurred to date to estimated total direct costs at completion. Many of our fixed price contracts are relatively short in duration, thereby lowering the risks of not properly estimating the percent complete.

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

Contract Accounting

        We enter into contracts with clients that contain three principal types of pricing provisions: fixed price, time-and-materials, and unit-based. Revenue on fixed price contracts is recognized on the percentage-of-completion method based generally on the ratio of direct costs (primarily exclusive of depreciation and amortization costs) incurred to date to estimated total direct costs at completion. Revenue on time-and-materials and unit-based contracts is recognized as the work is performed in accordance with the specific terms of the contract. Contracts that provide for multiple services or deliverables are evaluated as multiple element arrangements to determine the appropriate unit of accounting, allocation of contract value, and method of revenue recognition for each element. Revenue for amounts that have been billed but not earned is deferred and such deferred revenue is referred to as billings in excess of costs and estimated earnings on uncompleted contracts in the accompanying consolidated balance sheets. Service-related contracts, including operations and maintenance services and a variety of technical assistance services, are accounted for over the period of performance, in proportion to the costs of performance. Award and incentive fees are recorded when they are fixed or determinable and consider customer contract terms.

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

Goodwill

        We test our goodwill at least annually for possible impairment. We complete our annual testing of goodwill as of the last day of the first month of our fourth fiscal quarter each year to determine whether there is impairment. In addition to our annual test, we regularly evaluate whether events and circumstances have occurred that may indicate a potential impairment of goodwill. We recognized a goodwill impairment charge of $15.2 million related to our Energy Solutions reporting unit during fiscal year 2012. Following this impairment charge, none of our reporting units had any goodwill remaining. We did not recognize any goodwill impairment charges in fiscal years 2014 or 2013. We expect to have goodwill in the first quarter of fiscal year 2015 as the result of two acquisitions in January 2015. We have not yet finalized our purchase price allocation to determine the amount of the goodwill.

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

        Inherent in such fair value determinations are significant judgments and estimates, including but not limited to assumptions about our future revenue, profitability and cash flows, our operational plans and our interpretation of current economic indicators and market valuations. To the extent these assumptions are incorrect or economic conditions that would impact the future operations of our reporting units change, any goodwill may be deemed to be impaired, and an impairment charge could result in a material adverse effect on our financial position or results of operation. During the second quarter of fiscal year 2012, we determined that a quantitative assessment of our goodwill was warranted for the Energy Solutions reporting unit. This assessment indicated that the estimated fair value of such reporting unit was less than its carrying value. For this testing, we weighted the income approach and the market approach at 80% and 20%, respectively. The income approach was given a higher weight because it has a more direct correlation to the specific economics of the reporting units than the market approach, which is based on multiples of public companies that, although comparable, may not provide the same mix of services as our reporting units. We determined that all of the remaining goodwill for the Energy Solutions reporting unit was impaired and recognized an impairment charge of $15.2 million in fiscal year 2012.

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

  Business Combinations

        The acquisition method of accounting for business combinations requires us to use significant estimates and assumptions, including fair value estimates, as of the business combination date and to refine those estimates as necessary during the measurement period (defined as the period, not to exceed one year, in which we may adjust the provisional amounts recognized for a business combination) in a manner that is generally similar to the previous purchase method of accounting.

        Under the acquisition method of accounting, we recognize separately from goodwill the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in an acquiree, generally at the acquisition date fair value. We measure goodwill as of the acquisition date as the excess of consideration transferred, which we also measure at fair value, over the net of the acquisition date amounts of the identifiable assets acquired and liabilities assumed. Costs that we incur to complete the business combination such as investment banking, legal and other professional fees are not considered part of consideration and we charge them to acquisition expense as they are incurred.

        Should the initial accounting for a business combination be incomplete by the end of a reporting period that falls within the measurement period, we report provisional amounts in our financial statements. During the measurement period, we adjust the provisional amounts recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date and we record those adjustments to our financial statements. We apply those measurement period adjustments that we determine to be significant retrospectively to comparative information in our financial statements, including adjustments to depreciation and amortization expense.

Income Taxes

        Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the financial reporting basis and tax basis of our assets and liabilities, subject to a judgmental assessment of the recoverability of deferred tax assets. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets may not be realized. Significant judgment is applied when assessing the need for valuation allowances. Areas of estimation include our consideration of future taxable income and ongoing prudent and feasible tax planning strategies. Should a change in circumstances lead to a change in judgment about the utilization of deferred tax assets in future years, we would adjust the related valuation allowances in the period that the change in circumstances occurs, along with a corresponding increase or charge to income. During fiscal year 2014, management assessed the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. Based on this evaluation, as of January 2, 2015, we reversed the valuation allowance on our deferred tax assets. We will continue to assess the need for a valuation allowance in the future. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

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

	Fiscal Year
	2014	2013	2012
Statement of Operations Data:
Contract revenue	100.0%	100.0%	100.0%

Direct costs of contract revenue (exclusive of depreciation and amortization shown separately below)
Salaries and wages	26.1	28.2	24.8
Subcontractor services and other direct costs	32.9	29.0	38.2

Total direct costs of contract revenue	59.0	57.2	63.1

General and administrative expenses:
Salaries and wages, payroll taxes, employee benefits	19.8	24.0	24.0
Facilities and facility related	4.1	5.4	5.2
Stock-based compensation	0.2	0.2	0.2
Depreciation and amortization	0.4	0.6	0.7
Impairment of goodwill	—	—	16.3
Other	8.8	9.4	11.0

Total general and administrative expenses	33.3	39.7	57.5

Income (loss) from operations	7.7	3.0	(20.6)

Other income (expense):
Interest income	—	—	—
Interest expense	—	0.1	(0.1)
Other, net	0.1	0.3	—

Total other income (expense), net	0.1	0.4	(0.1)

Income (loss) before income taxes	7.8	3.2	(20.7)
Income tax (benefit) expense	(0.9)	0.1	(2.2)

Net income (loss)	8.7%	3.1%	(18.5)%

Fiscal Year 2014 Compared to Fiscal Year 2013

        Contract revenue.    Our contract revenue was $108.1 million for fiscal year 2014, with $52.9 million attributable to the Energy Efficiency Services segment, $40.8 million attributable to the Engineering Services segment, $10.6 million attributable to the Public Finance Services segment, and $3.7 million attributable to the Homeland Security Services segment. Consolidated contract revenue increased $22.6 million, or 26.4%, to $108.1 million for fiscal year 2014 from $85.5 million for fiscal year 2013. This was primarily the result of increases of $16.9 million, or 46.9%, and $5.6 million, or 15.8%, in contract revenue from our Energy Efficiency Services and Engineering Services segments, respectively. Contract revenue for our Public Finance Services increased $0.8 million, or 8.0% to $10.6 million for fiscal year 2014 from $9.8 million for fiscal year 2013. Contract revenue for our Homeland Security Services segment decreased by $0.7 million, or 15.4%, to $3.7 million for fiscal year 2014 from

$4.4 million for fiscal year 2013. Contract revenue for the Energy Efficiency Services segment increased primarily because of increased demand for energy efficiency services in the states of New York and California, largely due to a contract modification that expanded an existing Small Business Direct Install ("SBDI") contract with Consolidated Edison. Contract revenue for the Engineering Services segment increased primarily due to greater demand for our city engineering services in northern California, our building and safety services, and our construction management services. Revenue in the Homeland Security Services segment decreased due to slightly lower levels of activity in the traditional planning, training and exercise consulting services business.

        Direct costs of contract revenue.    Direct costs of contract revenue were $63.8 million for fiscal year 2014, with $34.9 million attributable to the Energy Efficiency Services segment, $22.4 million attributable to the Engineering Services segment, $4.3 million attributable to the Public Finance Services segment, and $2.2 million attributable to the Homeland Security Services segment. Overall, direct costs increased by $14.9 million, or 30.4%, to $63.8 million for fiscal year 2014 from $48.9 million for fiscal 2013. The increase in direct costs was primarily attributable to an increase in direct costs within our Energy Efficiency Services segment of $11.8 million, or 51.2% for fiscal year 2014. Direct costs of contract revenue also increased within our Engineering Services and Public Finance segments by $3.4 million, or 17.7%, and $0.3 million, or 6.2%, respectively. Direct costs of contract revenue in our Homeland Security Services segment decreased by $0.5 million, or 19.1% to $2.2 million for fiscal year 2014 from $2.8 million for fiscal year 2013.

        Direct costs increased as a result of increases in subcontractor services and other direct costs of $10.8 million and an increase in salaries and wages of $4.1 million. Within direct costs of contract revenue, salaries and wages decreased to 26.1% of contract revenue for fiscal year 2014 as compared to 28.2% for fiscal 2013. Subcontractor services and other direct costs increased to 32.9% of contract revenue for fiscal 2014 from 29.0% of contract revenue for fiscal year 2013. Subcontractor services increased primarily because of increased demand for the energy efficiency, sustainability and renewable energy services of our subsidiary Willdan Energy Solutions, which generally utilizes a higher percentage of subcontractors than our other subsidiaries.

        General and administrative expenses.    General and administrative expenses increased by $2.0 million, or 5.8%, to $36.0 million for fiscal year 2014 from $34.0 million for fiscal year 2013. This reflected increases of $0.6 million and $0.4 million in general and administrative expenses of the Energy Efficiency Services and the Public Finance Services segments, respectively. General and administrative expenses for our Engineering Services and Homeland Security Services segments decreased by $0.4 million and $0.2 million, respectively. Our unallocated corporate expenses increased by $1.5 million. General and administrative expenses as a percentage of contract revenue was 33.3% for fiscal year 2014 as compared to 39.7% for the fiscal year 2013. We were able to keep our overall general and administrative expenses relatively stable while our revenues increased by 26.4% during this same period. We were partially able to do this because we were able to more fully utilize some of our employees, which resulted in those salaries and wages being allocated to direct costs. As discussed above under "—Components of Income and Expense—Direct Costs of Contract Revenue," we do not allocate that portion of salaries and wages not related to time spent directly generating revenue to direct costs of contract revenue and instead accrue it under general and administrative expenses.

        Of the $2.0 million increase in general and administrative expenses, approximately $1.4 million resulted from an increase in other general and administrative expenses. Salaries and wages, payroll taxes and employee benefits and stock-based compensation increased by $0.8 million and $0.1 million, respectively. These increases were partially offset by decreases in facility and facilities related expenses and depreciation and amortization expenses of $0.3 million and $0.1 million, respectively.

        Income from operations.    As a result of the above factors, our operating income was $8.3 million for fiscal year 2014 as compared to $2.6 million for fiscal year 2013. Income from operations, as a percentage of contract revenue, was 7.7% for fiscal year 2014, as compared to 3.1% for fiscal year 2013.

        Other income.    Other income was $117,000 for fiscal year 2014 as compared to $154,000 for fiscal year 2013. The decrease is primarily the result of lower interest expense due to decreased borrowings under the Wells Fargo line of credit.

        Income tax expense (benefit).    We recorded an income tax benefit of $990,000 for fiscal year 2014, as compared to an income tax expense of $132,000 for fiscal year 2013. The income tax benefit is attributable to a reversal of a valuation allowance that occurred during the third quarter. The effect of the release resulted in a total decrease to tax expense of $4.6 million. For further discussion of our income tax provision, see Note 11 "—Income Taxes" of notes to our consolidated financial statements.

        Net income.    As a result of the above factors, our net income was $9.4 million for fiscal year 2014, as compared to net income of $2.6 million for fiscal year 2013.

Fiscal Year 2013 Compared to Fiscal Year 2012

        Contract revenue.    Our contract revenue was $85.5 million for fiscal year 2013, with $36.0 million attributable to the Energy Efficiency Services segment, $35.2 million attributable to the Engineering Services segment, $9.8 million attributable to the Public Finance Services segment, and $4.4 million attributable to the Homeland Security Services segment. Consolidated contract revenue decreased $7.9 million, or 8.5%, to $85.5 million for fiscal year 2013 from $93.4 million for fiscal year 2012. This decrease was due primarily to a decrease of $9.5 million, or 20.9%, in contract revenue for the Energy Efficiency Services segment. Contract revenue for the Energy Efficiency Services segment decreased primarily because of decreased energy efficiency services in the state of New York, where we are providing fewer services than we did in the prior year period. Contract revenue for the Engineering Services segment increased by $1.2 million, or 3.5%, to $35.2 million for fiscal year 2013 from $34.0 million for fiscal year 2012. Contract revenue for the Engineering Services segment increased primarily due to greater demand for our city engineering services in California and our building and safety, construction management and geotechnical services. Contract revenue in the Homeland Security Services segment increased by $0.3 million, or 7.8%, to $4.4 million for fiscal year 2013 from $4.1 million for fiscal year 2012. Revenue in the Homeland Security Services segment increased due to higher levels of activity in the traditional planning, training and exercise consulting services business. Contract revenue for our Public Finance Services segment remained flat at $9.8 million for fiscal year 2013, as compared to fiscal year 2012.

        Direct costs of contract revenue.    Direct costs of contract revenue were $48.9 million for fiscal year 2013, with $23.1 million attributable to the Energy Efficiency Services segment, $19.0 million attributable to the Engineering Services segment, $4.0 million attributable to the Public Finance Services segment, and $2.8 million attributable to the Homeland Security Services segment. Overall, direct costs of contract revenue decreased by $10.0 million, or 17.0%, to $48.9 million for fiscal year 2013 from $59.0 million for fiscal year 2012. This decrease is primarily attributable to a decrease in direct costs within our Energy Efficiency Services segment of $11.5 million, or 33.2%. This decrease was partially offset by increases of $0.6 million, or 18.7%, $0.6 million or 25.3% and $0.3 million or 1.5%, respectively, in our Public Finance Services, Homeland Security Services and Engineering Services segments. Direct costs of contract revenue as a percentage of contract revenue for fiscal year 2013 decreased to 57.2% from 63.1% for fiscal year 2012.

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

        General and administrative expenses.    General and administrative expenses decreased by $19.7 million, or 36.6%, to $34.0 million for fiscal year 2013 from $53.7 million for fiscal year 2012. This decrease resulted from, in part, decreases of $17.5 million and $1.0 million in the general and administrative expenses of the Energy Efficiency Services and the Engineering Services segments, respectively. General and administrative expenses for our Public Finance Services and Homeland Security Services segments also decreased by $0.2 million and $0.9 million, respectively. General and administrative expenses as a percentage of contract revenue decreased to 39.7% for fiscal year 2013 from 57.5% for fiscal year 2012.

        Of the $19.8 million decrease in general and administrative expenses, approximately $15.2 million was related to a goodwill impairment charge we recognized relating to our Energy Efficiency Services segment in fiscal year 2012 and we had no impairment charges in fiscal year 2013. See Note. 3 "—Goodwill and Other Intangible Assets." Salaries and wages, payroll taxes and employee benefits also decreased by $1.9 million, primarily as a result of increased chargeability of labor. As discussed above under "—Components of Income and Expense—Direct Costs of Contract Revenue," we only allocate that portion of salaries and wages related to time spent directly generating revenue to direct costs of contract revenue. Other general and administrative expenses decreased by $2.3 million this decrease is primarily attributable to decreases in other expenses, marketing expenses, professional service fees, and accounting, legal and recruiting expenses. The remaining $0.4 million decrease relates to decreases in facilities and facility related expenses, and depreciation and amortization expenses each of $0.2 million.

        Income (loss) from operations.    As a result of the above factors, our operating income was $2.6 million for fiscal year 2013 as compared to an operating loss of $19.3 million for fiscal year 2012. Income from operations, as a percentage of contract revenue, was 3.1% for fiscal year 2013, while loss from operations, as a percentage of contract revenue, was 20.6% for fiscal year 2012.

        Other income (expense).    Other income was $154,000 for fiscal year 2013 as compared to other expense of $128,000 for fiscal year 2012. The increase is primarily the result of income from the sale of a subsidiary asset and lower interest expense due to decreased borrowings under the Wells Fargo line of credit.

        Income tax expense (benefit).    We recorded an income tax expense of $132,000 for fiscal year 2013, as compared to an income tax benefit of $2.1 million for fiscal year 2012. The income tax expense is attributable to higher pre-tax income in fiscal year 2013. For further discussion of our income tax provision, see Note. 11 "—Income Taxes" of notes to our consolidated financial statements.

        Net (loss) income.    As a result of the above factors, our net income was $2.6 million for fiscal year 2013, as compared to a net loss of $17.3 million for fiscal year 2012.

Liquidity and Capital Resources

        As of January 2, 2015, we had $20.4 million of cash and cash equivalents. Our primary source of liquidity is cash generated from operations. We also have a revolving line of credit with BMO Harris Bank, N.A., which matures on March 24, 2016. While we believe that our cash and cash equivalents on hand, cash generated by operating activities and available borrowings under our revolving line of credit will be sufficient to finance our operating activities for at least the next 12 months, if we do experience a cash flow shortage, we may have difficulty obtaining additional funds on favorable terms, if at all, in order to meet obligations as they come due in the normal course of business.

  Cash Flows from Operating Activities

        Cash flows provided by operating activities were $12.6 million for fiscal year 2014, as compared to cash flows provided by operating activities of $1.5 million and $4.7 million for fiscal years 2013 and 2012, respectively. Our cash flows provided by operating activities for fiscal year 2014 were due primarily to a higher net income, increases in accounts payable, accrued liabilities and billings in excess of costs and estimated earnings on uncompleted contracts, partially offset by increases in deferred income taxes, accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts and decreases in accounts payable. Our cash flows provided by operating activities for fiscal year 2013 resulted from a decrease in accounts payable and an increase in costs and estimated earnings in excess of billing on uncompleted contracts, partially offset by a decrease in accounts receivable and an increase in accrued liabilities. Our cash flows provided by operating activities for fiscal year 2012 were due primarily to decreases in costs and estimated earnings in excess of billings on uncompleted contracts and accounts receivable, and an increase in billings in excess of costs and estimated earnings on uncompleted contracts. In fiscal year 2012, these items were partially offset by decreases in accrued liabilities and accounts payable.

  Cash Flows from Investing Activities

        Cash flows used in investing activities were $0.5 million for fiscal year 2014 and $0.3 million for fiscal years 2013 and 2012. Cash used in investing activities primarily relates to the purchase of equipment and leasehold improvements.

  Cash Flows from Financing Activities

        Cash flows provided by financing activities were $0.1 million for fiscal year 2014, as compared to cash flows used in financing activities of $3.1 million and cash flows provided by financing activities of $2.7 million for fiscal years 2013 and 2012, respectively. The net cash flows provided by financing activities for fiscal year 2014 increased by $3.2 million from fiscal year 2013 primarily due to a decrease in repayments on our line of credit during fiscal year 2014. The net cash flows used in financing activities for fiscal year 2013 increased by $5.8 million from fiscal year 2012 primarily due to a decrease in net borrowings under our line of credit during fiscal year 2013. The net cash flows provided by financing activities in fiscal year 2012 were primarily attributable to borrowings under our revolving line of credit, partially offset by repayments of our revolving line of credit and changes in the excess of outstanding checks over bank balance.

  Outstanding Indebtedness

        On March 24, 2014, we entered into a credit agreement with BMO Harris Bank, N.A., or BMO, that provides for a revolving line of credit of up to $7.5 million, subject to a borrowing base calculation, including a $5.0 million standby letter of credit sub-facility, and a delayed draw term loan facility of up to $2.5 million. All borrowings under the revolving line of credit are limited to a borrowing base equal to roughly 75% of the eligible accounts receivable plus 50% of the lower of cost or market value of our eligible inventory, each term as defined in the credit agreement. As of January 2, 2015, there were no outstanding borrowings under the revolving line of credit or term loan facility and all $7.5 million under the revolving line of credit and $2.5 million under the delayed draw term loan facility were available for borrowing. Under the BMO credit agreement, as of January 2, 2014, no cash amounts are restricted. The revolving line of credit matures on March 24, 2016 and term loans can be requested at any time prior to February 23, 2016. Subject to certain conditions, including that we are not in default under the credit agreement and that our trailing twelve month EBITDA (as defined in the credit agreement) is not less than $5.0 million as of the end of the third fiscal quarter of 2015, we may request that the maturity date be extended by one year to March 24, 2017 and term loans could accordingly be requested at any time prior to February 22, 2017. Loans made under the revolving line of credit will accrue interest at either (i) a floating rate equal to 0.75% above the base rate in effect from time to time or (ii) a floating rate of 1.75% above LIBOR, with the interest rate to be selected by us.

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

        On March 20, 2014, in connection with entering into our current credit facility with BMO, we amended our credit agreement with Wells Fargo Bank N.A. to reduce the size of the facility from $5.0 million to $75,905 and extended its maturity from April 1, 2014 to June 1, 2014. On July 1, 2014, we further extended the maturity on the letter of credit to June 30, 2015. Loans made under the Wells Fargo credit facility during fiscal year 2013 accrued interest at a floating rate of LIBOR plus 2.25%. We also were required to pay a 0.25% fee on unused commitments and customary fees on any letters of credit drawn under the facility. We were in compliance with each of our covenants under the Wells Fargo credit agreement as of January 2, 2015.

  Contractual Obligations

        We have certain cash obligations and other commitments which will impact our short- and long-term liquidity. At January 2, 2015, such obligations and commitments consisted of long-term debt,

operating leases and capital leases. The following table sets forth our contractual obligations as of January 2, 2015:

Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Long term debt(1)	$—	$—	$—	$—	$—
Operating leases	4,567,000	1,862,000	1,660,000	996,000	50,000
Capital leases	667,000	352,000	315,000	—	—

Total contractual cash obligations	$5,234,000	$2,214,000	$1,975,000	$996,000	$—

(1)
Long-term debt includes principal and interest payments under our debt agreements assuming no additional borrowings or principal payments and includes borrowings under our line of credit.

        The table above does not include the payment of up to $7.9 million in earn-out payments in connection with our acquisition of 360 Energy and Abacus. We are obligated to pay (i) up to $6,500,000 in cash, payable at the end of our 2015, 2016 and 2017 fiscal years, if certain financial targets of our division made up of the assets acquired from, and former employees of, 360 Energy are met during such fiscal years and (ii) up to $1,400,000 in cash, payable at the end of our 2015 and 2016 fiscal years, if certain financial targets of Abacus are met during such fiscal years.

  Off-Balance Sheet Arrangements

        Other than operating lease commitments, we do not have any off-balance sheet financing arrangements or liabilities. In addition, our policy is not to enter into derivative instruments, futures or forward contracts. Finally, we do not have any majority-owned subsidiaries or any interests in, or relationships with, any special-purpose entities that are not included in the consolidated financial statements.

New Accounting Pronouncements

  Income Taxes

        In July 2013, the FASB issued guidance that requires entities to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward when settlement in this manner is available under the tax law and we intend to use the deferred tax asset for that purpose. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2013. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.

  Discontinued Operations

        In April 2014, the FASB issued guidance on reporting discontinued operations. The new guidance changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has or will have a major effect on an entity's operations and financial results. The guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. The standard is required to be adopted in annual periods beginning on or after December 15, 2014. The adoption of this guidance is not expected to have any impact on our consolidated financial position, results of operations or cash flows.

  Revenue Recognition

        In May 2014, the FASB issued an amendment to the accounting guidance related to revenue recognition. Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606, provides for a single comprehensive principles based standard for the recognition of revenue across all industries through the application of the following five-step process: Step 1—Identify the contract(s) with a customer, Step 2—Identify the performance obligations in the contract, Step 3—Determine the transaction price, Step 4—Allocate the transaction price to the performance obligations in the contract, and Step 5—Recognize revenue when (or as) the entity satisfies a performance obligation. The new guidance is effective prospectively for annual periods beginning after December 15, 2016. Early application is not permitted. We are evaluating the impact that adopting this prospective guidance will have on our consolidated financial statements.

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

        We had cash and cash equivalents of $20.4 million as of January 2, 2015. This amount represents cash on hand in business checking accounts with BMO Harris Bank.

        We do not engage in trading activities and do not participate in foreign currency transactions or utilize derivative financial instruments. As of January 2, 2015, we had no outstanding debt under the BMO Harris Bank revolving credit facility.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements and related financial information, as listed under Item 15, appear in a separate section of this annual report beginning on page F-1.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        There were no changes in and/or disagreements with accountants on accounting and financial disclosure during the year ended January 2, 2015.

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

        In connection with the preparation of this Annual Report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of January 2, 2015. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, as of January 2, 2015. No change in our internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of January 2, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework). Our management has concluded that, as of January 2, 2015, our internal control over financial reporting was effective based on these criteria.

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

Changes in Internal Controls

        Based on our evaluation carried out in accordance with SEC Rule 15d-15(b) under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we concluded that there were no changes during the fourth fiscal quarter of 2014 of our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

 PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this item is incorporated by reference to Willdan Group, Inc.'s Proxy Statement for its 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the Company's 2014 fiscal year.

        We have posted our Code of Ethical Conduct on our website, www.willdan.com, under the heading "Investors—Corporate Governance." The Code of Ethical Conduct applies to our Chief Executive Officer and Chief Financial Officer. Upon request and free of charge, we will provide any person with a copy of the Code of Ethical Conduct. See "Item 1. Business—Available Information."

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this item is incorporated by reference to Willdan Group, Inc.'s Proxy Statement for its 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the Company's 2014 fiscal year.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

        The information required by this item is incorporated by reference to Willdan Group, Inc.'s Proxy Statement for its 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the Company's 2014 fiscal year.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is incorporated by reference to Willdan Group, Inc.'s Proxy Statement for its 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the Company's 2014 fiscal year.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item is incorporated by reference to Willdan Group, Inc.'s Proxy Statement for its 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the Company's 2014 fiscal year.

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

        3.     Exhibits

        The exhibits filed as part of this annual report are listed in Item 15(b).

(b)    Exhibits.

        The following exhibits are filed as a part of this report:

Exhibit Number	Exhibit Description
2.1	Stock Purchase Agreement, by and among Willdan Energy Solutions, Abacus Resource Management Company, Willdan Group, Inc. and the shareholders of Abacus Resource Management Company, dated as of January 15, 2015.(1)
2.2	Asset Purchase Agreement, by and among Willdan Energy Solutions, Willdan Group, Inc. and 360 Energy Engineers, LLC, dated as of January 15, 2015.(1)
3.1	Articles of Incorporation of Willdan Group, Inc., including amendments thereto(2)
3.2	Amended and Restated Bylaws of Willdan Group, Inc.(3)
4.1	Specimen Stock Certificate for shares of the Registrant's Common Stock(2)
4.2
The Company agrees to furnish to the Securities and Exchange Commission upon request a copy of each instrument with respect to issues of long-term debt of Willdan Group, Inc. and its subsidiaries, the authorized principal amount of which does not exceed 10% of the consolidated assets of Willdan Group, Inc. and its subsidiaries.
10.1	Credit Agreement, dated March 24, 2014, between Willdan Group, Inc. and BMO Harris Bank, National Association(4)

Exhibit Number		Exhibit Description
10.2		Form of Delayed Draw Term Note for $2,500,000, dated as of March 24, 2014, by Willdan Group, Inc. in favor of BMO Harris Bank, N.A.(4)
10.3		Revolving Line of Credit Note for $7,500,000, dated as of March 24, 2014, by Willdan Group, Inc. in favor of BMO Harris Bank, National Association(4)
10.4
Security Agreement, dated as of March 24, 2014, between Willdan Group, Inc. and BMO Harris Bank, National Association (portions of this exhibit have been omitted pursuant to a request for confidential treatment)(4)
10.5	†	Willdan Group, Inc. 2006 Stock Incentive Plan(2)
10.6	†	Form of Incentive Stock Option Agreement(2)
10.7	†	Form of Non-Qualified Stock Option Agreement(2)
10.8	†	Amended and Restated Willdan Group, Inc. 2006 Employee Stock Purchase Plan(5)
10.9	†	Form of Indemnification Agreement between Willdan Group, Inc. and its Directors and Officers(2)
10.10	†	Offer Letter from Willdan Group, Inc. to Daniel Chow dated October 29, 2008 and accepted November 9, 2008(6)
10.11	†	Employment Agreement, dated as of May 3, 2011 by and between Willdan Group, Inc. and Thomas D. Brisbin(7)
10.12	†	Employment Agreement, dated as of May 3, 2011 by and between Willdan Group, Inc. and Marc Tipermas(7)
10.13	†	Willdan Group, Inc. 2008 Performance Incentive Plan(8)
10.14
Agreement for Small Business Direct Install Program, dated July 2, 2012, between Consolidated Edison Company of New York, Inc. and Willdan Energy Solutions (portions of this exhibit have been omitted pursuant to a request for confidential treatment)(9)
10.15
First Amendment, dated September 23, 2014, to Agreement for Small Business Direct Install Program, dated July 2, 2012, between Consolidated Edison Company of New York, Inc. and Willdan Energy Solutions (portions of this exhibit have been omitted pursuant to a request for confidential treatment)(10)
10.16		First Amendment to the Credit Agreement, dated as of June 3, 2014, between Willdan Group, Inc., BMO Harris Bank, National Association and the parties thereto.(11)
10.17	†	Employment Agreement, by and between Willdan Group, Inc. and Mike Bieber, dated as of December 17, 2014.(11)
10.18		Second Amendment to the Credit Agreement, dated as of January 14, 2015, by and between Willdan Group, Inc. and BMO Harris Bank National Association.(12)
14.1		Code of Ethical Conduct of Willdan Group, Inc.(5)
21.1	*	Subsidiaries of Willdan Group, Inc.
23.1	*	Consent of Independent Registered Public Accounting Firm
24.1	*	Power of Attorney (included on signature page hereto)

Exhibit Number		Exhibit Description
31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of January 2, 2015 and December 27, 2013; (ii) the Consolidated Statements of Operations for each of the fiscal years in the three-year period ended January 2, 2015; (iii) the Consolidated Statements of Stockholders' Equity for each of the fiscal years in the three-year period ended January 2, 2015; (iv) the Consolidated Statement of Cash Flows for each of the fiscal years in the three-year period ended January 2, 2015; and (v) the Notes to the Consolidated Financial Statements.

*
Filed herewith.

†
Indicates a management contract or compensating plan or arrangement.

(1)
Incorporated by reference to Willdan Group, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 21, 2015.

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

(5)
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

(8)
Incorporated by reference to Willdan Group, Inc.'s Proxy Statement for its 2012 Annual Meeting of Stockholders, filed with the Securities and Exchange Commission on April 18, 2012.

(9)
Incorporated by reference to Willdan Group, Inc.'s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 8, 2011.

(10)
Incorporated by reference to Willdan Group, Inc.'s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 6, 2014.

(11)
Incorporated by reference to Willdan Group, Inc.'s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 7, 2014.

(12)
Incorporated by reference to Willdan Group, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 7, 2015.

SIGNATURES AND CERTIFICATIONS

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Anaheim, State of California, on March 31, 2015.

WILLDAN GROUP, INC.
/s/ STACY B. MCLAUGHLIN Stacy B. McLaughlin Chief Financial Officer and Vice President
Date: March 31, 2015

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

Signature	Title	Date
/s/ THOMAS D. BRISBIN Thomas D. Brisbin	Director, President and Chief Executive Officer (chief executive officer)	March 31, 2015
/s/ STACY B. MCLAUGHLIN Stacy B. McLaughlin	Chief Financial Officer and Vice President (chief financial officer and chief accounting officer)	March 31, 2015
/s/ WIN WESTFALL Win Westfall	Director	March 31, 2015
/s/ KEITH W. RENKEN Keith W. Renken	Director	March 31, 2015
/s/ JOHN M. TOUPS John M. Toups	Director	March 31, 2015
/s/ RAYMOND W. HOLDSWORTH Raymond W. Holdsworth	Director	March 31, 2015
/s/ DOUGLAS J. MCEACHERN Douglas J. McEachern	Director	March 31, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Willdan Group, Inc.

        We have audited the accompanying consolidated balance sheets of Willdan Group, Inc. and subsidiaries (the "Company") as of January 2, 2015 and December 27, 2013, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended January 2, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Willdan Group, Inc. and subsidiaries as of January 2, 2015 and December 27, 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 2, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Los Angeles, California
March 31, 2015

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	January 2, 2015	December 27, 2013
Assets
Current assets:
Cash and cash equivalents	$20,371,000	$8,134,000
Accounts receivable, net of allowance for doubtful accounts of $662,000 and $385,000 at January 2, 2015 and December 27, 2013, respectively	13,189,000	13,167,000
Costs and estimated earnings in excess of billings on uncompleted contracts	12,170,000	9,635,000
Other receivables	208,000	212,000
Prepaid expenses and other current assets	2,244,000	2,377,000

Total current assets	48,182,000	33,525,000
Equipment and leasehold improvements, net	1,384,000	691,000
Other assets	535,000	333,000
Deferred income taxes, net of current portion	4,558,000	3,688,000

Total assets	$54,659,000	$38,237,000

Liabilities and Stockholders' Equity
Current liabilities:
Excess of outstanding checks over bank balance	$2,198,000	$1,473,000
Accounts payable	3,237,000	3,957,000
Accrued liabilities	10,668,000	5,808,000
Billings in excess of costs and estimated earnings on uncompleted contracts	3,863,000	2,247,000
Current portion of notes payable	355,000	517,000
Current portion of capital lease obligations	324,000	129,000
Current portion of deferred income taxes	3,131,000	3,688,000

Total current liabilities	23,776,000	17,819,000
Capital lease obligations, less current portion	306,000	85,000
Deferred lease obligations	164,000	120,000

Total liabilities	24,246,000	18,024,000

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized; 7,635,000 and 7,375,000 shares issued and outstanding at January 2, 2015 and December 27, 2013, respectively	76,000	74,000
Additional paid-in capital	35,436,000	34,654,000
Accumulated deficit	(5,099,000)	(14,515,000)

Total stockholders' equity	30,413,000	20,213,000

Total liabilities and stockholders' equity	$54,659,000	$38,237,000

See accompanying notes to consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year
	2014	2013	2012
Contract revenue	$108,080,000	$85,510,000	$93,443,000

Direct costs of contract revenue (exclusive of depreciation and amortization shown separately below):
Salaries and wages	28,207,000	24,098,000	23,218,000
Subcontractor services and other direct costs	35,611,000	24,831,000	35,741,000

Total direct costs of contract revenue	63,818,000	48,929,000	58,959,000

General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	21,394,000	20,555,000	22,421,000
Facilities and facility related	4,371,000	4,654,000	4,871,000
Stock-based compensation	258,000	150,000	227,000
Depreciation and amortization	459,000	517,000	671,000
Lease abandonment , net	9,000	30,000	26,000
Impairment of goodwill	—	—	15,208,000
Other	9,462,000	8,067,000	10,315,000

Total general and administrative expenses	35,953,000	33,973,000	53,739,000

Income (loss) from operations	8,309,000	2,608,000	(19,255,000)

Other income (expense):
Interest income	8,000	10,000	6,000
Interest expense	(16,000)	(94,000)	(106,000)
Other, net	125,000	238,000	(28,000)

Total other income (expense), net	117,000	154,000	(128,000)

Income (loss) before income taxes	8,426,000	2,762,000	(19,383,000)
Income tax (benefit) expense	(990,000)	132,000	(2,083,000)

Net income (loss)	$9,416,000	$2,630,000	$(17,300,000)

Earnings (loss) per share:
Basic	$1.26	$0.36	$(2.37)

Diluted	$1.22	$0.35	$(2.37)

Weighted-average shares outstanding:
Basic	7,488,000	7,355,000	7,310,000
Diluted	7,739,000	7,495,000	7,310,000

See accompanying notes to consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock			Retained Earnings/ (Accumulated Deficit)
			Additional Paid-in Capital
	Shares	Amount			Total
Balances at December 30, 2011	7,274,000	$73,000	$34,065,000	$155,000	$34,293,000
Shares of common stock issued in connection with employee stock purchase plan	56,000	—	120,000	—	120,000
Shares of common stock issued in connection with employee stock option exercise	5,000	—	11,000	—	11,000
Stock-based compensation	—	—	227,000	—	227,000
Net loss	—	—	—	(17,300,000)	(17,300,000)

Balances at December 28, 2012	7,335,000	73,000	34,423,000	(17,145,000)	17,351,000
Shares of common stock issued in connection with employee stock purchase plan	31,000	1,000	72,000	—	73,000
Shares of common stock issued in connection with employee stock option exercise	9,000	—	9,000	—	9,000
Stock-based compensation	—	—	150,000	—	150,000
Net income	—	—	—	2,630,000	2,630,000

Balances at December 27, 2013	7,375,000	74,000	34,654,000	(14,515,000)	20,213,000
Shares of common stock issued in connection with employee stock purchase plan	12,000	—	76,000	—	76,000
Shares of common stock issued in connection with employee stock plans	248,000	2,000	448,000	—	450,000
Stock-based compensation	—	—	258,000	—	258,000
Net income	—	—	—	9,416,000	9,416,000

Balances at January 2, 2015	7,635,000	$76,000	$35,436,000	$(5,099,000)	$30,413,000

See accompanying notes to consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year
	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$9,416,000	$2,630,000	$(17,300,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	460,000	585,000	737,000
Deferred income taxes	(1,427,000)	—	(2,249,000)
Goodwill impairment	—	—	15,208,000
Lease abandonment expense (recovery), net	9,000	30,000	26,000
Loss (gain) on sale of equipment	11,000	(6,000)	18,000
Provision for doubtful accounts	510,000	101,000	673,000
Stock-based compensation	258,000	150,000	227,000
Changes in operating assets and liabilities:
Accounts receivable	(532,000)	2,216,000	625,000
Costs and estimated earnings in excess of billings on uncompleted contracts	(2,535,000)	225,000	10,812,000
Other receivables	4,000	(117,000)	80,000
Prepaid expenses and other current assets	133,000	(595,000)	(58,000)
Other assets	(202,000)	(26,000)	76,000
Accounts payable	(720,000)	(3,026,000)	(1,199,000)
Changes in excess of outstanding checks over bank balance	725,000	285,000	(589,000)
Accrued liabilities	4,860,000	502,000	(4,886,000)
Billings in excess of costs and estimated earnings on uncompleted contracts	1,616,000	(1,172,000)	2,667,000
Deferred lease obligations	35,000	(284,000)	(186,000)

Net cash provided by operating activities	12,621,000	1,498,000	4,682,000

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(492,000)	(306,000)	(359,000)
Proceeds from sale of equipment	5,000	27,000	20,000

Net cash used in investing activities	(487,000)	(279,000)	(339,000)

Cash flows from financing activities:
Payments on notes payable	(162,000)	(621,000)	(663,000)
Proceeds from notes payable	—	510,000	614,000
Borrowings under line of credit	—	—	11,663,000
Repayments of line of credit	—	(3,000,000)	(8,919,000)
Principal payments on capital leases	(261,000)	(62,000)	(164,000)
Proceeds from stock option exercise	450,000	9,000	11,000
Proceeds from sales of common stock under employee stock purchase plan	76,000	73,000	120,000

Net cash provided by (used in) financing activities	103,000	(3,091,000)	2,662,000

Net increase (decrease) in cash and cash equivalents	12,237,000	(1,872,000)	7,005,000
Cash and cash equivalents, at beginning of the year	8,134,000	10,006,000	3,001,000

Cash and cash equivalents, at end of the year	$20,371,000	$8,134,000	$10,006,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$16,000	$100,000	$106,000
Income taxes	134,000	324,000	139,000
Supplemental disclosures of noncash investing and financing activities:
Equipment acquired under capital leases	$677,000	$87,000	$151,000

See accompanying notes to consolidated financial statements

1. ORGANIZATION AND OPERATIONS OF THE COMPANY

  Nature of Business

        Willdan Group, Inc. and subsidiaries ("Willdan Group" or the "Company") is a provider of professional technical and consulting services, including comprehensive energy efficiency solutions, for utilities, private industry, and public agencies at all levels of government, primarily in California and New York. The Company also has operations in Arizona, Florida, Texas, Washington and Washington, D.C. The Company enables these entities to provide a wide range of specialized services without having to incur and maintain the overhead necessary to develop staffing in-house. The Company provides a broad range of complementary services including energy efficiency, engineering and planning, economic and financial consulting, and national preparedness and interoperability. The Company's clients primarily consist of public and governmental agencies, including cities, counties, public utilities, redevelopment agencies, water districts, school districts and universities, state agencies, federal agencies, a variety of other special districts and agencies, private utilities and industry and tribal governments.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

        The consolidated financial statements include the accounts of Willdan Group, Inc. and its wholly owned subsidiaries, Willdan Energy Solutions, Willdan Engineering, Public Agency Resources, Willdan Financial Services and Willdan Homeland Solutions. All significant intercompany balances and transactions have been eliminated in consolidation.

  Fiscal Years

        The Company operates and reports its annual financial results based on 52 or 53-week periods ending on the Friday closest to December 31, with consideration of business days. The Company operates and reports its quarterly financial results based on the 13-week period ending on the Friday closest to March 31, June 30 and September 30 and the 13 or 14-week period ending on the Friday closest to December 31, as applicable, with consideration of business days. Fiscal year 2014 contained 53 weeks. Fiscal years 2013 and 2012 contained 52 weeks. All references to years in the notes to consolidated financial statements represent fiscal years.

  Cash, Cash Equivalents and Liquid Investments

        All highly liquid investments purchased with a remaining maturity of three months or less are considered to be cash equivalents. Outstanding checks in excess of cash on deposit have been classified as current liabilities. Cash and cash equivalents consisted of the following:

	January 2, 2015	December 27, 2013
Wells Fargo Stage Coach Sweep Investment Account	$—	$1,103,000
Wells Fargo Money Market Mutual Fund	—	1,002,000
Wells Fargo Advantage Heritage Fund	—	48,000
Wells Fargo Collateral Investment Account	—	5,003,000
BMO Harris Bank Master Control Operating Account	20,317,000	—
Cash on hand in business checking accounts	54,000	978,000

	$20,371,000	$8,134,000

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The Company from time to time may be exposed to credit risk with its bank deposits in excess of the FDIC insurance limits and with uninsured money market investments. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

  Fair Value of Financial Instruments

        As of January 2, 2015 and December 27, 2013, the carrying amounts of the Company's cash and cash equivalents, accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, other receivables, prepaid expenses and other current assets, excess of outstanding checks over bank balance, accounts payable, accrued liabilities and billings in excess of costs and estimated earnings on uncompleted contracts, approximate their fair values because of the relatively short period of time between the origination of these instruments and their expected realization or payment. The carrying amounts of debt obligations approximate their fair values since the terms are comparable to terms currently offered by local lending institutions for loans of similar terms to companies with comparable credit risk.

  Segment Information

        Willdan Group, Inc. ("WGI") is a holding company with six wholly owned subsidiaries. The Company presents segment information externally consistent with the manner in which the Company's chief operating decision maker reviews information to assess performance and allocate resources. WGI performs administrative functions on behalf of its subsidiaries, such as treasury, legal, accounting, information systems, human resources and certain business development activities, and earns revenue that is only incidental to the activities of the enterprise. As a result, WGI does not meet the definition of an operating segment. Three of the six WGI subsidiaries are aggregated into one reportable segment as they have similar economic characteristics including the nature of services, the methods used to provide services and the type of customers. The remaining three subsidiaries each comprise separate reporting segments. See Note 12.

  Off-Balance Sheet Arrangements

        Other than operating lease commitments, the Company does not have any off-balance sheet financing arrangements or liabilities. In addition, the Company's policy is not to enter into derivative instruments, futures or forward contracts. Finally, the Company does not have any majority-owned subsidiaries or any interests in, or relationships with, any special-purpose entities that are not included in the consolidated financial statements.

  Accounting for Contracts

        The Company enters into contracts with its clients that contain three principal types of pricing provisions: fixed price, time-and-materials, and unit-based. Revenue on fixed price contracts is recognized on the percentage-of-completion method based generally on the ratio of direct costs (primarily exclusive of depreciation and amortization costs) incurred to date to estimated total direct costs at completion. Revenue on time-and-materials and unit-based contracts is recognized as the work is performed in accordance with the specific terms of the contract. Contracts that provide for multiple services or deliverables are evaluated as multiple element arrangements to determine the appropriate unit of accounting, allocation of contract value, and method of revenue recognition for each element. Revenue for amounts that have been billed but not earned is deferred and such deferred revenue is referred to as billings in excess of costs and estimated earnings on uncompleted contracts in the

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

accompanying consolidated balance sheets. Service-related contracts, including operations and maintenance services and a variety of technical assistance services, are accounted for over the period of performance, in proportion to the costs of performance. Award and incentive fees are recorded when they are fixed or determinable and consider customer contract terms.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

frequently if events and circumstances indicate that the asset might be impaired. Impairment losses for reporting units are recognized to the extent that a reporting unit's carrying amount exceeds its fair value.

  Accounting for Claims Against the Company

        The Company accrues an undiscounted liability related to claims against it for which the incurrence of a loss is probable and the amount can be reasonably estimated. The Company discloses the amount accrued and an estimate of any reasonably possible loss in excess of the amount accrued, if such disclosure is necessary for its financial statements not to be misleading. The Company does not accrue liabilities related to claims when the likelihood that a loss has been incurred is probable but the amount cannot be reasonably estimated, or when the liability is believed to be only reasonably possible or remote. Losses related to recorded claims are included in general and administrative expenses.

        Determining probability and estimating claim amounts is highly judgmental. Initial accruals and any subsequent changes in the Company's estimates could have a material effect on its consolidated financial statements.

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

  Business Combinations

        The acquisition method of accounting for business combinations requires the Company to use significant estimates and assumptions, including fair value estimates, as of the business combination date and to refine those estimates as necessary during the measurement period (defined as the period, not to exceed one year, in which the Company may adjust the provisional amounts recognized for a business combination) in a manner that is generally similar to the previous purchase method of accounting.

        Under the acquisition method of accounting, the Company recognizes separately from goodwill the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in an acquiree, generally at the acquisition date fair value. The Company measures goodwill as of the acquisition date as the excess of consideration transferred, which it also measures at fair value, over the net of the acquisition date amounts of the identifiable assets acquired and liabilities assumed. Costs that the Company incurs to complete the business combination such as investment banking, legal and other professional fees are not considered part of consideration and the Company charges them to acquisition expense as they are incurred.

  Income Taxes

        Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the financial reporting basis and tax basis of the Company's assets and liabilities, subject to judgmental assessment of the recoverability of deferred tax assets. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded when it is more likely than not that all or a portion of the deferred tax assets may not be realized. Significant judgment is applied when assessing the need for valuation allowances. Areas of estimation include the Company's consideration of future taxable income and ongoing prudent and feasible tax planning strategies. Should a change in circumstances lead to a change in judgment about the utilization of deferred tax assets in future years, the Company would adjust the related valuation allowances in the period that the change in circumstances occurs, along with a corresponding increase or charge to income. During fiscal year 2014, management assessed the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. Based on this evaluation, as of January 2, 2015, the Company reversed the valuation allowance on its deferred tax assets. The Company will continue to assess the need for a valuation allowance in the future. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

        If the Company identifies changes to acquired deferred tax asset valuation allowances or liabilities related to uncertain tax positions during the measurement period and they relate to new information obtained about facts and circumstances that existed as of the acquisition date, those changes are considered a measurement period adjustment and the Company records the offset to goodwill. The Company records all other changes to deferred tax asset valuation allowances and liabilities related to uncertain tax positions in current period income tax expense.

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

  New Accounting Pronouncements

  Income Taxes

        In July 2013, the FASB issued guidance that requires entities to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward when settlement in this manner is available under the tax law and the Company intends to use the deferred tax asset for that purpose. The amendments in this update are effective for fiscal years, and interim periods within these fixed years, beginning after December 15, 2013. The adoption of this guidance did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Discontinued Operations

        In April 2014, the FASB issued guidance on reporting discontinued operations. The new guidance changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has or will have a major effect on an entity's operations and financial results. The guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. The standard is required to be adopted in annual periods beginning on or after December 15, 2014. The adoption of this guidance is not expected to have any impact on the Company's consolidated financial position, results of operations or cash flows.

  Revenue Recognition

        In May 2014, the FASB issued an amendment to the accounting guidance related to revenue recognition. Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606, provides for a single comprehensive principles based standard for the recognition of revenue across all industries through the application of the following five-step process: Step 1—Identify the contract(s) with a customer, Step 2—Identify the performance obligations in the contract, Step 3—Determine the transaction price, Step 4—Allocate the transaction price to the performance obligations in the contract, and Step 5—Recognize revenue when (or as) the entity satisfies a performance obligation. The new guidance is effective prospectively for annual periods beginning after December 15, 2016. Early application is not permitted. The Company is evaluating the impact that adopting this prospective guidance will have on its consolidated financial statements.

3. GOODWILL AND OTHER INTANGIBLE ASSETS

        As of January 2, 2015 and December 27, 2013, the Company had no goodwill.

        The gross amounts and accumulated amortization of the Company's acquired identifiable intangible assets with finite useful lives as of January 2, 2015 and December 27, 2013, included in intangible assets, net in the accompanying consolidated balance sheets, were as follows:

	January 2, 2015		December 27, 2013
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization	Amortization Period (yrs)
Backlog	$920,000	$920,000	$920,000	$920,000	1
Training materials/courses	282,000	282,000	282,000	282,000	5
Non-compete agreements	30,000	30,000	30,000	30,000	3

	$1,232,000	$1,232,000	$1,232,000	$1,232,000

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

        For the years ended January 2, 2015, December 27, 2013 and December 28, 2012, the Company's amortization expense for acquired identifiable intangible assets with finite useful lives was $0, $12,000

3. GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

and $37,000, respectively. There is no estimated future amortization expense for acquired identifiable intangible assets.

4. EARNINGS PER SHARE ("EPS")

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

        The following table sets forth the number of weighted-average shares used to compute basic and diluted EPS:

	Fiscal Year
	2014	2013	2012
Net income (loss)	$9,416,000	$2,630,000	$(17,300,000)

Weighted-average common shares outstanding	7,488,000	7,355,000	7,310,000
Effect of dilutive stock options and restricted stock awards	251,000	140,000	—

Weighted-average common stock outstanding-diluted	7,739,000	7,495,000	7,310,000

Earnings (loss) per share:
Basic	$1.26	$0.36	$(2.37)

Diluted	$1.22	$0.35	$(2.37)

        For the fiscal year ended January 2, 2015, 251,000 options were excluded from the calculation of dilutive potential common shares, compared to 459,000 and 654,000 options, for fiscal 2013 and fiscal 2012, respectively. These options were not included in the computation of dilutive potential common shares because of the net loss position for the 2012 period and because the assumed proceeds per share exceeded the average market price per share for the 2012 period. Accordingly, the inclusion of these options would have been anti-dilutive. For periods in which the Company incurs net losses, dilutive potential common shares are excluded as they would be anti-dilutive.

5. ACCOUNTS RECEIVABLE

        Accounts receivable consisted of the following at January 2, 2015 and December 27, 2013:

	January 2, 2015	December 27, 2013
Billed	$13,151,000	$12,879,000
Unbilled	12,170,000	9,635,000
Contract retentions	700,000	673,000

	26,021,000	23,187,000
Allowance for doubtful accounts	(662,000)	(385,000)

	$25,359,000	$22,802,000

5. ACCOUNTS RECEIVABLE (Continued)

        The movements in the allowance for doubtful accounts consisted of the following for fiscal years 2014, 2013 and 2012:

	Fiscal Year
	2014	2013	2012
Balance as of the beginning of the year	$385,000	$303,000	$421,000
Provision for doubtful accounts	486,000	189,000	220,000
Write-offs of uncollectible accounts	(209,000)	(107,000)	(341,000)
Recoveries of accounts written off	—	—	3,000

Balance as of the end of the year	$662,000	$385,000	$303,000

        Billed accounts receivable represent amounts billed to clients that have yet to be collected. Unbilled accounts receivable represent revenue recognized but not yet billed pursuant to contract terms or accounts billed after the period end. Substantially all unbilled receivables as of January 2, 2015 and December 27, 2013 are or were expected to be billed and collected within twelve months of such date. Contract retentions represent amounts invoiced to clients where payments have been withheld pending the completion of certain milestones, other contractual conditions or upon the completion of the project. These retention agreements vary from project to project and could be outstanding for several months.

        Allowances for doubtful accounts have been determined through specific identification of amounts considered to be uncollectible and potential write-offs, plus a non-specific allowance for other amounts for which some potential loss has been determined to be probable based on current and past experience.

        As of January 2, 2015, one client accounted for 17% of outstanding receivables, as compared to 26% of the Company's outstanding receivables as of December 27, 2013.

6. EQUIPMENT AND LEASEHOLD IMPROVEMENTS

        Equipment and leasehold improvements consisted of the following at January 2, 2015 and December 27, 2013:

	January 2, 2015	December 27, 2013
Furniture and fixtures	$2,994,000	$3,039,000
Computer hardware and software	5,667,000	6,338,000
Leasehold improvements	785,000	776,000
Equipment under capital leases	919,000	831,000
Automobiles, trucks, and field equipment	677,00	533,000

	11,042,000	11,517,000
Accumulated depreciation and amortization	(9,658,000)	(10,826,000)

Equipment and leasehold improvements, net	$1,384,000	$691,000

        Included in accumulated depreciation and amortization is $176,000 and $152,000 of amortization expense related to equipment held under capital leases in fiscal years 2014 and 2013, respectively.

7. ACCRUED LIABILITIES

        Accrued liabilities consisted of the following at January 2, 2015 and December 27, 2013:

	January 2, 2015	December 27, 2013
Accrued bonuses	$1,450,000	$31,000
Paid leave bank	1,404,000	1,243,000
Compensation and payroll taxes	1,371,000	749,000
Accrued legal	556,000	356,000
Accrued workers' compensation insurance	192,000	141,000
Accrued rent	149,000	367,000
Employee withholdings	637,000	343,000
Client deposits	79,000	232,000
Unvouchered accounts payable	4,462,000	2,282,000
Other	368,000	64,000

Total accrued liabilities	$10,668,000	$5,808,000

8. EQUITY PLANS

        As of December 28, 2012, the Company had two share-based compensation plans, which are described below. The Company may no longer grant awards under the 2006 Stock Incentive Plan. The compensation expense that has been recognized for stock options issued under these plans was $258,000, $150,000 and $227,000 for fiscal years 2014, 2013 and 2012, respectively.

2006 STOCK INCENTIVE PLAN

        In June 2006, the Company's board of directors adopted the 2006 Stock Incentive Plan ("2006 Plan") and it received stockholder approval. The Company re-submitted the 2006 Plan to its stockholders for post-IPO approval at the 2007 annual meeting of the stockholders and it was approved. The 2006 Plan will terminate ten years after the board of directors approved it and no additional awards were or will be granted under the 2006 Plan after the Company's shareholders

8. EQUITY PLANS (Continued)

approved the 2008 Plan (as defined below) in June 2008. The 2006 Plan had 300,000 shares of common stock reserved for issuance to the Company's directors, executives, officers, employees, consultants and advisors and currently has 168,500 shares of common stock reserved for issuance. Approximately 70,333 shares that were available for award grant purposes under the 2006 Plan have become available for grant under the 2008 Plan following shareholder approval of the 2008 Plan. Options granted under the 2006 Plan could be "non-statutory stock options" which expire no more than ten years from the date of grant or "incentive stock options" as defined in Section 422 of the Internal Revenue Code of 1986, as amended. Upon exercise of non-statutory stock options, the Company is generally entitled to a tax deduction on the exercise of the option for an amount equal to the excess over the exercise price of the fair market value of the shares at the date of exercise. The Company is generally not entitled to any tax deduction on the exercise of an incentive stock option. Option awards provide for accelerated vesting if there is a change in control (as defined in the 2006 Plan). Through January 2, 2015, options granted, net of forfeitures and expirations, under the 2006 Plan consisted of 162,500 shares and 6,000 shares for incentive stock options and non-statutory stock options, respectively.

2008 PERFORMANCE INCENTIVE PLAN

        In March 2008, the Company's board of directors adopted the 2008 Performance Incentive Plan ("2008 Plan"), and it received stockholder approval at the 2008 annual meeting of the stockholders in June 2008. The 2008 Plan will terminate ten years after the board of directors approved it. The 2008 Plan initially had 450,000 shares of common stock reserved for issuance (not counting any shares originally available under the 2006 Plan that "poured over.") At the 2010 and 2012 annual meetings of the stockholders, the stockholders approved 350,000 and 500,000 share increases, respectively, to the 2008 Plan. The maximum number of shares of the Company's common stock that may be issued or transferred pursuant to awards under the 2008 Plan can also be increased by any shares subject to stock options granted under the 2006 Plan and outstanding as of June 9, 2008 which expire, or for any reason are cancelled or terminated, after June 9, 2008 without being exercised. The 2008 Plan currently has 426,602 shares of common stock reserved for issuance. Awards authorized by the 2008 Plan include stock options, stock appreciation rights, restricted stock, stock bonuses, stock units, performance stock, and other share-based awards. No participant may be granted an option to purchase more than 100,000 shares in any fiscal year. Options generally may not be granted with exercise prices less than fair market value at the date of grant, with vesting provisions and contractual terms determined by the compensation committee of the board of directors on a grant-by-grant basis. Options granted under the 2008 Plan may be "nonqualified stock options" or "incentive stock options" as defined in Section 422 of the Internal Revenue Code of 1986, as amended. The maximum term of each option shall be 10 years. Upon exercise of nonqualified stock options, the Company is generally entitled to a tax deduction on the exercise of the option for an amount equal to the excess over the exercise price of the fair market value of the shares at the date of exercise. The Company is generally not entitled to any tax deduction on the exercise of an incentive stock option. Option awards provide for accelerated vesting if there is a change in control (as defined in the 2008 Plan). Through January 2, 2015, options granted, net of forfeitures and exercises, under the 2008 Plan consisted of 646,234 shares, 111,000 shares and 50,000 shares for incentive stock options, non-statutory stock options and restricted stock grants, respectively.

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

8. EQUITY PLANS (Continued)

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

	2014	2013	2012
Expected volatility	38.35% - 40.00%	40%	39%
Expected dividends	0%	0%	0%
Expected term (in years)	6.00	5.75 - 6.00	5.75 - 6.00
Risk-free rate	1.63% - 1.73%	1.31% - 1.36%	0.65% - 1.09%

        The Company's restricted stock awards are valued on the closing price of the Company's common stock on the date of grant and typically vest over a two year period.

  Summary of Stock Option Activity

        A summary of option activity under the 2006 Plan and 2008 Plan as of January 2, 2015 and changes during the fiscal years ended January 2, 2015, December 27, 2013 and December 28, 2012 is presented below. The intrinsic value of the fully-vested options is $5,960,000, based on the Company's closing stock price of $14.50 on January 2, 2015.

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at December 27, 2013	978,000	$3.86	6.95
Granted	235,000	10.23	9.68
Exercised	(198,000)	2.24	4.74
Forfeited or expired	(89,000)	2.57	—

Outstanding at January 2, 2015	926,000	$5.84	6.44

Vested at January 2, 2015	595,000	$4.47	4.92

Exercisable at January 2, 2015	595,000	$4.47	4.92

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at December 28, 2012	992,000	$3.86	6.95
Granted	100,000	3.62	2.44
Exercised	(9,000)	1.65	5.67
Forfeited or expired	(105,000)	—	—

Outstanding at December 27, 2013	978,000	$3.95	3.35

Vested at December 27, 2013	796,000	$4.04	7.90

Exercisable at December 27, 2013	796,000	$4.04	7.90

8. EQUITY PLANS (Continued)

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at December 30, 2011	912,000	$3.94	7.47
Granted	202,000	3.30	9.34
Exercised	(5,000)	1.81	6.73
Forfeited or expired	(117,000)	—	—

Outstanding at December 28, 2012	992,000	$3.86	6.95

Vested at December 28, 2012	700,000	$4.09	6.19

Exercisable at December 28, 2012	700,000	$4.09	6.19

        A summary of the status of the Company's nonvested options and changes in nonvested options during the fiscal years ended January 2, 2015, December 27, 2013 and December 28, 2012, is presented below:

	Options	Weighted- Average Grant-Date Fair Value
Nonvested at December 27, 2013	207,000	$3.55
Granted	235,000	4.15
Vested	(108,000)	3.41
Forfeited	(3,000)	3.85

Nonvested at January 2, 2015	331,000	3.37

	Options	Weighted- Average Grant-Date Fair Value
Nonvested at December 28, 2012	293,000	$1.28
Granted	100,000	3.62
Vested	(143,000)	3.17
Forfeited	(43,000)	3.33

Nonvested at December 27, 2013	207,000	3.55

	Options	Weighted- Average Grant-Date Fair Value
Nonvested at December 30, 2011	341,000	$1.13
Granted	202,000	1.27
Vested	(212,000)	1.07
Forfeited	(38,000)	1.10

Nonvested at December 28, 2012	293,000	1.28

8. EQUITY PLANS (Continued)

  Summary of Restricted Stock Activity

        A summary of restricted stock activity under the 2008 Plan as of January 2, 2015 and changes during the fiscal years ended January 2, 2015, is presented below. The intrinsic value of the fully-vested restricted stock is $144,000, based on the Company's grant date price of $7.13 for fiscal 2014.

	Restricted Stock	Weighted- Average Grant Date Fair Value
Outstanding at December 27, 2013	25,000	$2.96
Granted	25,000	7.13
Vested	(12,500)	2.96
Forfeited		—

Outstanding at January 2, 2015	37,500	$5.74

        As of January 2, 2015, there was $422,000 and $142,000 of total unrecognized compensation expense related to non-vested stock options and restricted stock grants, respectively. That expense is expected to be recognized over a weighted-average period of 6.04 years. There were no options granted that were immediately vested during the fiscal years ended January 2, 2015, December 27, 2013 and December 28, 2012.

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

        The Company's Amended and Restated 2006 Employee Stock Purchase Plan is a non-compensatory plan. As a result, stock-based compensation expense is not recognized in relation to this plan. As of January 2, 2015, there were 81,113 shares available for issuance under the plan.

9. DEBT OBLIGATIONS

        Debt obligations, excluding obligations under capital leases (note 11), consist of the following:

	2014	2013
Outstanding borrowings on line of credit	$—	$—
Notes payable for vehicles, 36 month term, bearing interest at 1.9%, payable in monthly principal and interest installments of $6,000 through January 2014, secured by vehicles	—	7,000
Notes payable for insurance, 9 month term, bearing interest at 1.9%, payable in monthly principal and interest installments of $28,000 through August 2014	—	462,000
Notes payable for insurance, 9 month term, bearing interest at 1.8%, payable in monthly principal and interest installments of $50,000 through August 2015	352,000	—
Other	3,000	48,000

	355,000	517,000
Less current portion	355,000	517,000

Debt obligations, less current portion	$—	$—

        On March 24, 2014, the Company entered into a credit agreement with BMO Harris Bank, N.A. ("BMO") that provides for a revolving line of credit of up to $7.5 million, subject to a borrowing base calculation, including a $5.0 million standby letter of credit sub-facility, and a delayed draw term loan facility of up to $2.5 million. All borrowings under the revolving line of credit are limited to a borrowing base equal to roughly 75% of the eligible accounts receivable plus 50% of the lower of cost or market value of our eligible inventory, each term as defined in the credit agreement. As of January 2, 2015, there were no outstanding borrowings under the revolving line of credit or term loan facility and all $7.5 million under the revolving line of credit and $2.5 million under the delayed draw term loan facility were available for borrowing. Under the BMO credit agreement, as of January 2, 2015, no cash amounts are restricted. The revolving line of credit matures on March 24, 2016 and term loans can be requested at any time prior to February 23, 2016. Subject to certain conditions, including that the Company is not in default under the credit agreement and that the Company's trailing twelve month EBITDA (as defined in the credit agreement) is not less than $5.0 million as of the end of the third fiscal quarter of 2015, the Company may request that the maturity date be extended by one year to March 24, 2017 and term loans could accordingly be requested at any time prior to February 22, 2017. Loans made under the revolving line of credit will accrue interest at either (i) a floating rate equal to 0.75% above the base rate in effect from time to time or (ii) a floating rate of 1.75% above LIBOR, with the interest rate to be selected by the Company. The Company has also financed, from time to time, insurance premiums by entering into unsecured notes payable with insurance companies. During its annual insurance renewals in the fourth quarter of the fiscal year ended January 2, 2015 the Company elected to finance its insurance premiums for the upcoming fiscal year.

        Borrowings under the revolving line of credit are guaranteed by all of the Company's subsidiaries (the "Guarantors") and secured by all of the Company's and the Guarantors' accounts receivable and other rights to payment, general intangibles, inventory and equipment. Pursuant to the credit agreement, the Company also must pay a fee of up to 0.3% on unused commitments and customary fees on any letters of credit drawn under the facility.

        The credit agreement contains customary representations and affirmative covenants, including financial covenants that require us to maintain (i) a maximum total leverage ratio, measured as total funded debt (measured as the sum of all obligations for borrowed money, including subordinated debt, plus all capital lease obligations) plus capital leases plus financial letters of credit divided by a trailing twelve month EBITDA, measured on a rolling basis) of not more than 2.00; (ii) a minimum fixed

9. DEBT OBLIGATIONS (Continued)

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

        The credit agreement also includes customary negative covenants, including (i) restrictions on the incurrence of additional indebtedness by us or the Guarantors other than indebtedness existing on the date of the credit agreement, (ii) restrictions on the total consideration for all permitted acquisitions (including potential future earn-out obligations) not to exceed $2.5 million during the term of the agreement and the total consideration for any individual permitted acquisition not to exceed $750,000 without BMO's consent, and (iii) limitations on asset sales, mergers and acquisitions. In addition, the credit agreement includes customary events of default. Upon the occurrence of an event of default, the interest rate may be increased by 2.0%, BMO has the option to make any loans then outstanding under the credit agreement immediately due and payable, and BMO is no longer obligated to extend further credit to the Company under the credit agreement.

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

        The Company also leases certain office facilities under non-cancelable operating leases that expire at various dates through the year 2017 and is committed under non-cancelable operating leases for the lease of computer equipment and automobiles through the year 2015.

10. COMMITMENTS (Continued)

        Future minimum rental payments under capital and non-cancelable operating leases are summarized as follows:

	Capital	Operating
Fiscal year:
2015	$352,000	$1,862,000
2016	259,000	965,000
2017	56,000	695,000
2018	—	502,000
2019	—	494,000
Thereafter	—	49,000

Total future minimum lease payments	667,000	$4,567,000

Amount representing maintenance	(24,000)
Amount representing interest (at rates ranging from 3.25% to 3.75%)	(13,000)

Present value of net minimum lease payments under capital leases	630,000
Less current portion	324,000

	$306,000

        During the fiscal year ended January 2, 2015, the Company moved certain offices to new locations and closed certain virtual offices. As a result of the office closures and relocations, the Company recorded lease abandonment expense, net, of $9,000. This expense includes future rental obligations and other costs associated with the leased space net of the fair value of subleases.

        Rent expense and related charges for common area maintenance for all facility operating leases for fiscal years 2014, 2013 and 2012 was approximately $3,004,000, $3,405,000 and $3,615,000, respectively.

        The following is a reconciliation of the liability for lease abandonment expense for fiscal years 2014 and 2013:

	Fiscal 2014	Fiscal 2013
Liability for abandoned leases as of beginning of year	$122,000	$162,000
Lease abandonment expense, net	9,000	30,000
Lease payments on abandoned leases, net of sublease payments	(153,000)	(189,000)
Other	66,000	119,000

Liability for abandoned leases as of the end of the year	$44,000	$122,000

        The current portion of the liability for abandoned leases is included in accrued liabilities and the non-current portion is included in deferred lease obligations in the accompanying consolidated balance sheets.

  Employee Benefit Plans

        The Company has a qualified profit sharing plan (the Plan) pursuant to Code Section 401(a) and qualified cash or deferred arrangement pursuant to Code Section 401(k) covering substantially all employees. Employees may elect to contribute up to 50% of compensation limited to the amount allowed by tax laws. Company contributions are made solely at the discretion of the Company's board

10. COMMITMENTS (Continued)

of directors. The Company made matching contributions of approximately $624,000, $507,000 and $248,000 during fiscal years 2014, 2013 and 2012, respectively.

        The Company has a discretionary bonus plan for regional managers, division managers and others as determined by the Company president. Bonuses are awarded if certain financial goals are achieved. The financial goals are not stated in the plan; rather they are judgmentally determined each year. In addition, the board of directors may declare discretionary bonuses to key employees and all employees are eligible for what the Company refers to as the "hot hand" bonus program, which pays awards for outstanding performance. The Company's compensation committee of the board of directors determines the compensation of the president. Bonus expense for fiscal years 2014, 2013 and 2012 totaled approximately $1,500,000, $262,000 and $258,000, respectively, of which approximately $1,450,000 and $31,000 is included in accrued liabilities at January 2, 2015 and December 27, 2013, respectively.

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

        Included in accrued liabilities in the accompanying consolidated balance sheets related to this obligation is the present value of expected payments for health insurance coverage, $139,000 as of January 2, 2015 and $137,000 as of December 27, 2013.

11. INCOME TAXES

        The provision (benefit) for income taxes is comprised of:

	Fiscal Year
	2014	2013	2012
Current federal taxes	$274,000	$88,000	$88,000
Current state taxes	164,000	44,000	77,000
Deferred federal taxes (benefit)	(782,000)	—	(1,830,000)
Deferred state taxes (benefit)	(646,000)	—	(418,000)

	$(990,000)	$132,000	$(2,083,000)

11. INCOME TAXES (Continued)

        The provision (benefit) for income taxes reconciles to the amounts computed by applying the statutory federal tax rate of 34% to our income (loss) before income taxes. The sources and tax effects of the differences for fiscal years 2014, 2013 and 2012 are as follows:

	2014	2013	2012
Computed "expected" federal income tax expense (benefit)	$2,864,000	$940,000	$(6,590,000)
Permanent differences	139,000	93,000	93,000
Current and deferred state income tax expense (benefit), net of federal benefit	586,000	(19,000)	(1,081,000)
Change in valuation allowances on deferred tax assets	(4,576,000)	(897,000)	5,473,000
Other	(3,000)	15,000	22,000

	$(990,000)	$132,000	$(2,083,000)

        The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets and liabilities are as follows:

	January 2, 2015	December 27, 2013	December 28, 2012
Current deferred tax assets:
Accounts receivable allowance	$265,000	$156,000	$119,000
Other accrued liabilities	1,482,000	764,000	866,000

	1,747,000	920,000	985,000
Valuation allowance	—	(483,000)	(570,000)

Net deferred tax assets	1,747,000	437,000	415,000

Current deferred tax liabilities:
Deferred revenue	(4,878,000)	(4,125,000)	(3,867,000)

	(4,878,000)	(4,125,000)	(3,867,000)

Net current deferred tax liability	$(3,131,000)	$(3,688,000)	$(3,452,000)

Deferred tax assets, net of current portion:
Federal and state net operating losses	$244,000	$3,157,000	$3,370,000
Intangible assets	4,016,000	4,571,000	4,962,000
Other	409,000	64,000	143,000

	4,669,000	7,792,000	8,475,000
Valuation allowance	—	(4,093,000)	(4,903,000)

Net deferred tax assets	4,669,000	3,699,000	3,572,000
Deferred tax liabilities, net of current portion:
Fixed assets	(111,000)	(11,000)	(67,000)
Other	—	—	(53,000)

Net non-current deferred tax assets	$4,558,000	$3,688,000	$3,452,000

11. INCOME TAXES (Continued)

        At January 2, 2015, the Company had state operating loss carryovers of $4.0 million. The carryovers expire through 2033. During 2014 management assessed the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. Significant pieces of objective positive evidence evaluated were the cumulative earnings generated over the three-year period ended January 2, 2015 and the Company's strong future earnings projections. Based on this evaluation, as of January 2, 2015, the Company reversed $4.6 million of its valuation allowance.

        Management also believes that there are no material uncertain tax positions that would impact the accompanying consolidated financial statements. The Company's policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense. As of January 2, 2015 and December 27, 2013, there was no unrecognized tax benefit. The Company may be subject to examination by the Internal Revenue Service for calendar years 2011 through 2014. The Company may also be subject to examination on certain state and local jurisdictions for the years 2010 through 2014.

12. SEGMENT INFORMATION

        The Company has four reporting segments: Energy Efficiency Services, Engineering Services, Public Finance Services and Homeland Security Services. The Engineering Services segment consists of Willdan Engineering and Public Agency Resources. The Energy Efficiency Services segment, which consists of Willdan Energy Solutions, provides energy efficiency consulting services to utilities, state agencies, municipalities, private industry and non-profit organizations. The Engineering Services segment offers a broad range of engineering and planning services to our public and private sector clients. Prior to December 30, 2011, the energy efficiency and sustainability services were aggregated into the Engineering Services segment. Given the manner in which the chief operating decision maker reviews financial results and allocates resources, these services now compromise a separate reporting segment. Segment information for the comparable prior year period has been restated to conform to the Company's current segment presentation of four operating segments. The Public Finance Services segment, which consists of Willdan Financial Services, provides expertise and support for the various financing techniques employed by public agencies to finance their operations and infrastructure along with the mandated reporting and other requirements associated with these financings. The Homeland Security Services segment, which consists of Willdan Homeland Solutions, provides national preparedness, homeland security consulting, public safety and emergency response services to cities, related municipal service agencies and other entities.

        The accounting policies applied to determine the segment information are the same as those described in the summary of significant accounting policies. There were no intersegment sales in any of the three fiscal years ended January 2, 2015. Management evaluates the performance of each segment based upon income or loss from operations before income taxes. Certain segment asset information including expenditures for long-lived assets has not been presented as it is not reported to or reviewed by the chief operating decision maker. In addition, enterprise-wide service line contract revenue is not included as it is impracticable to report this information for each group of similar services.

12. SEGMENT INFORMATION (Continued)

        Financial information with respect to the reportable segments and reconciliation to the amounts reported in the Company's consolidated financial statements follows:

	Engineering Services	Energy Efficiency Services	Public Finance Services	Homeland Security Services	Unallocated Corporate(2)	Intersegment	Consolidated Total
Fiscal Year 2014:
Contract revenue	$40,783,000	$52,941,000	$10,630,000	$3,726,000	$—	$—	$108,080,000
Depreciation and amortization	191,000	212,000	39,000	18,000	—	—	459,000
Interest expense (income)	17,000	(33,000)	2,000	(2,000)			(16,000)
Segment profit (loss) before income tax expense	4,008,000	4,814,000	661,000	443,000	(1,500,000)	—	8,426,000
Income tax (benefit) expense	(454,000)	(599,000)	(64,000)	(49,000)	176,000	—	(990,000)
Net income (loss)	4,462,000	5,413,000	725,000	492,000	(1,676,000)	—	9,416,000
Segment assets(1)	11,166,000	11,769,000	3,944,000	708,000	50,202,000	(23,130,000)	54,659,000
Fiscal Year 2013:
Contract revenue	$35,217,000	$36,041,000	$9,845,000	$4,407,000	$—	$—	$85,510,000
Depreciation and amortization	214,000	223,000	41,000	39,000	—	—	517,000
Interest (income) expense	(68,000)	(25,000)	(3,000)	2,000	—	—	(94,000)
Segment profit before income tax expense	1,125,000	710,000	535,000	392,000	—	—	2,762,000
Income tax expense (benefit)	53,000	45,000	17,000	17,000	—	—	132,000
Net income	1,072,000	665,000	518,000	375,000	—	—	2,630,000
Segment assets(1)	10,436,000	10,305,000	3,528,000	1,406,000	35,692,000	(23,130,000)	38,237,000
Fiscal Year 2012:
Contract revenue	$34,026,000	$45,549,000	$9,780,000	$4,088,000	$—	$—	$93,443,000
Depreciation and amortization	256,000	262,000	53,000	100,000	—	—	671,000
Interest expense (income)	50,000	52,000	1,000	3,000	—	—	106,000
Segment (loss) profit before income tax expense	(726,000)	(19,314,000)	930,000	(273,000)	—	—	(19,383,000)
Income tax expense (benefit)	(115,000)	(2,211,000)	344,000	(101,000)	—	—	(2,083,000)
Net (loss) income	(611,000)	(17,103,000)	586,000	(172,000)	—	—	(17,300,000)
Segment assets(1)	9,237,000	13,256,000	3,411,000	1,371,000	37,831,000	(23,129,000)	41,977,000

(1)
Segment assets are presented net of intercompany receivables.

(2)
The following sets forth the assets that are included in Unallocated Corporate as of January 2, 2015, December 27, 2013 and December 30, 2011.

	2014	2013	2012
Assets:
Cash and cash equivalents	$20,371,000	$7,341,000	$9,881,000
Prepaid expenses	1,404,000	1,206,000	1,041,000
Intercompany receivables	85,259,000	114,800,000	113,615,000
Other receivables	19,000	73,000	49,000
Equipment and leasehold improvements, net	440,000	177,000	194,000
Investments in subsidiaries	23,130,000	23,130,000	23,130,000
Other	4,640,000	3,765,000	3,536,000

	$135,263,000	$150,492,000	$151,446,000

13. CONTINGENCIES

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

13. CONTINGENCIES (Continued)

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

        City of Glendale v. Willdan Financial Services, Superior Court of California, Los Angeles County

        A complaint was filed against the Company on July 16, 2014 relating to a project performed by Willdan Financial Services to prepare a Cost of Services Analysis (a "COSA") for the Department of Water and Power of the City of Glendale, California (the "City of Glendale"). The purpose of the COSA was to assist the City of Glendale in setting water rates for property owners. The lawsuit alleges that the City of Glendale suffered damages due to mistakes in the COSA, as follows: the City of Glendale received less revenue than anticipated in an amount exceeding $9,000,000; the City of Glendale was required to retain another consultant to prepare a new COSA at the cost of $130,000; and the City of Glendale incurred costs associated with noticing and conducting public hearings at a cost of $83,052. The Company denies the allegations asserted in the lawsuit and will vigorously defend against the claims. Additionally, this matter is covered by the Company's professional liability insurance policy.

14. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

        The tables below reflect selected quarterly information for the fiscal years ended January 2, 2015 and December 27, 2013.

	Fiscal Three Months Ended
	March 28, 2014	June 27, 2014	September 26, 2014	January 2, 2015
	(in thousands except per share amounts)
Contract revenue	$22,686	$26,970	$28,187	$30,237
Income from operations	1,312	1,941	2,651	2,405
Income tax expense (benefit)	44	64	(1,464)	366
Net income	1,315	1,893	4,161	2,047
Earnings per share:
Basic	$0.18	$0.26	$0.55	$0.27
Diluted	$0.17	$0.25	$0.53	$0.26
Weighted-average shares outstanding:
Basic	7,397	7,405	7,507	7,618
Diluted	7,609	7,661	7,855	7,986

	Fiscal Three Months Ended
	March 29, 2013	June 28, 2013	September 27, 2013	December 27, 2013
	(in thousands except per share amounts)
Contract revenue	$21,385	$20,496	$21,167	$22,462
Income from operations	457	718	882	551
Income tax expense (benefit)	49	(8)	44	47
Net income	399	688	842	701
Earnings per share:
Basic	$0.05	$0.09	$0.11	$0.10
Diluted	$0.05	$0.09	$0.11	$0.09
Weighted-average shares outstanding:
Basic	7,335	7,353	7,359	7,375
Diluted	7,382	7,401	7,526	7,520

15. SUBSEQUENT EVENTS

        Acquisitions.    On January 15, 2015, the Company completed two separate acquisitions. Through its wholly-owned subsidiary, Willdan Energy Solutions ("WES"), the Company acquired all of the outstanding shares of Abacus Resource Management Company ("Abacus"), an Oregon-based energy engineering company. In addition, through its wholly-owned subsidiary WES, the Company also acquired substantially all of the assets of 360 Energy Engineers, LLC ("360 Energy"), a Kansas-based energy and engineering energy management consulting company.

        Pursuant to the terms of the Stock Purchase Agreement, dated as of January 15, 2015 (the "Abacus Agreement"), by and among the Company, WES, Abacus and Mark Kinzer and Steve Rubbert (the "Abacus Shareholders"), WES will pay the Abacus Shareholders a maximum purchase price of $6,150,000, consisting of (i) $2,500,000 in cash paid at closing (subject to certain post-closing adjustments), (ii) 75,758 shares of Common Stock, par value $0.01 per share, of the Company ("Common Stock") equaling $1,000,000 based on the volume-weighted average price of shares of the Common Stock for the ten trading days immediately prior to, but not including, the closing date of the Abacus Acquisition, (iii) $1,250,000 aggregate principal amount of promissory notes issued to the

15. SUBSEQUENT EVENTS (Continued)

Abacus Shareholders (collectively, the "Abacus Notes") and (iv) up to $1,400,000 in cash, payable at the end of the Company's and WES's 2015 and 2016 fiscal years, if certain financial targets of Abacus are met during such fiscal years. The Abacus Notes were issued in an initial outstanding principal amount of $625,000 to each of the Abacus Shareholders. The Abacus Notes provide for a fixed interest rate of 4% per annum and are fully amortizing and payable in equal monthly installments between January 15, 2015 and their January 15, 2017 maturity date. The Abacus Notes contain events of default provisions customary for documents of their nature.

        Pursuant to the terms of the Asset Purchase Agreement, dated as of January 15, 2015 (the "360 Energy Agreement"), by and among the Company, WES and 360 Energy, WES will pay 360 Energy a maximum purchase price of $15,000,000, consisting of (i) $4,875,000 in cash paid at closing, (ii) 47,348 shares of Common Stock equaling $625,000 based on the volume-weighted average price of shares of the Common Stock for the ten trading days immediately prior to, but not including, the closing date of the 360 Energy Acquisition, (iii) $3,000,000 aggregate principal amount of promissory note issued to 360 Energy (the "360 Energy Note" and, together with the Abacus Notes, the "Notes") and (iv) up to $6,500,000 in cash, payable at the end of the Company's and WES's 2015, 2016 and 2017 fiscal years, if certain financial targets of WES's division made up of the assets acquired from, and former employees of, 360 Energy are met during such fiscal years. The 360 Energy Note was issued in an initial outstanding principal amount of $3,000,000. The 360 Energy Note provides for a fixed interest rate of 4% per annum and is fully amortizing and payable in equal monthly installments between January 15, 2015 and their January 15, 2018 maturity date. The 360 Energy Note contains events of default provisions customary for documents of its nature. The Company also provided a guaranty to 360 Energy which guarantees WES's obligations under the promissory note issued to 360 Energy.

        To finance the cash paid at closing for the acquisitions of Abacus and 360 Energy, the Company borrowed $2,000,000 under its delayed draw term loan facility and used cash on hand to pay the remaining $5,375,000.

        Amended Credit Facility.    On January 14, 2015, the Company and its subsidiaries, as guarantors, entered into the Second Amendment (the "Second Amendment") to the Credit Agreement (as amended, the "BMO Credit Agreement"), dated as of March 24, 2014, by and between the Company, the guarantors listed therein and BMO Harris Bank National Association ("BMO Harris"). The BMO Credit Agreement governs the Company's credit facility that includes a revolving line of credit and a delayed draw term loan facility.

        The Second Amendment revised the BMO Credit Agreement to, among other things, permit the acquisitions of Abacus and 360 Energy, the incurrence of the Notes and the 360 Energy Guaranty issued in connection with the acquisitions of Abacus and 360 Energy and to add Abacus as a guarantor under the BMO Credit Agreement upon the closing of the acquisition of Abacus.

        The Second Amendment also increased the amount available to the Company for borrowing under the delayed draw term loan facility from $2,500,000 to $3,000,000. In addition, the Second Amendment increased the interest rate under the delayed draw term loan facility by 25 basis points. Giving effect to the Second Amendment, borrowings under the delayed draw term loan facility will now bear interest, at the Company's option, at (a) the base rate plus an applicable margin ranging between 1.25% and 1.75%, or (b) the LIBOR rate plus an applicable margin ranging between 2.25% and 2.75%. Borrowings under the revolving line of credit will continue to bear interest, at the Company's option, at (a) the base rate plus an applicable margin ranging between 0.75% and 1.25%, or (b) the LIBOR rate plus an applicable margin ranging between 1.75% and 2.25%. The applicable margin is determined based on the Company's total leverage ratio.

15. SUBSEQUENT EVENTS (Continued)

        The Second Amendment also revised some of the covenants in the BMO Credit Agreement. As a result of the Second Amendment, the Company must maintain (A) a maximum total leverage ratio of not more than 2.25 for the first four fiscal quarters after the acquisitions of Abacus and 360 Energy, and not more than 2.0 thereafter and (B) a minimum tangible net worth of at least (x) the greater of (1) $5.0 million and (2) 85% of the Company's actual tangible net worth as of March 31, 2015, plus (y) an amount equal to 50% of net income for the first fiscal quarter of 2015, and 50% of net income (only if positive) for each fiscal quarter ending thereafter, plus or minus (z) 80% of any adjustments to the Company's tangible net worth arising as a result of the consummation of the acquisitions of Abacus and 360 Energy. The limit on the total consideration allowed for all permitted acquisitions (including potential future earn-out obligations) during the term of the BMO Credit Agreement was also reduced from $2.5 million to $1.5 million. In addition, the conditions required to extend the maturity date of the credit facility by one year to March 24, 2017 were amended to require that the Company have a trailing twelve month EBITDA (as defined in the BMO Credit Agreement) of not less than $10.0 million (previously $5.0 million) as of the end of the third fiscal quarter of 2015.