Form 10-Q
period 2015-04-03
Willdan Group, Inc.
filed 2015-05-14
CIK 1370450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2015

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

As of May 13, 2015, there were 7,819,582 shares of common stock, $0.01 par value per share, of Willdan Group, Inc. issued and outstanding.

WILLDAN GROUP, INC.
FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	April 3, 2015	January 2, 2015

Assets
Current assets:
Cash and cash equivalents	$12,079,000	$20,371,000
Accounts receivable, net of allowance for doubtful accounts of $888,000 and $662,000 at April 3, 2015 and January 2, 2015, respectively	17,060,000	13,189,000
Costs and estimated earnings in excess of billings on uncompleted contracts	15,530,000	12,170,000
Other receivables	212,000	208,000
Prepaid expenses and other current assets	2,331,000	2,244,000
Total current assets	47,212,000	48,182,000

Equipment and leasehold improvements, net	1,684,000	1,384,000
Goodwill	15,363,000	—
Other intangible assets, net	2,088,000	—
Other assets	907,000	535,000
Deferred income taxes, net of current portion	4,333,000	4,558,000
Total assets	$71,587,000	$54,659,000

Liabilities and Stockholders’ Equity
Current liabilities:
Excess of outstanding checks over bank balance	$1,875,000	$2,198,000
Accounts payable	5,242,000	3,237,000
Accrued liabilities	9,784,000	10,668,000
Contingent consideration payable	1,687,000	—
Billings in excess of costs and estimated earnings on uncompleted contracts	4,996,000	3,863,000
Current portion of notes payable	3,745,000	355,000
Current portion of capital lease obligations	313,000	324,000
Current portion of deferred income taxes	3,382,000	3,131,000
Total current liabilities	31,024,000	23,776,000

Contingent consideration payable, less current portion	4,055,000	—
Notes payable, less current portion	2,319,000	—
Capital lease obligations, less current portion	262,000	306,000
Deferred lease obligations	227,000	164,000
Total liabilities	37,887,000	24,246,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized: 7,795,000 and 7,635,000 shares issued and outstanding at April 3, 2015 and January 2, 2015, respectively	77,000	76,000
Additional paid-in capital	37,233,000	35,436,000
Accumulated deficit	(3,610,000)	(5,099,000)
Total stockholders’ equity	33,700,000	30,413,000
Total liabilities and stockholders’ equity	$71,587,000	$54,659,000

See accompanying notes to condensed consolidated financial statements.

 WILLDAN GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	April 3,	March 28,
	2015	2014

Contract revenue	$33,297,000	$22,686,000

Direct costs of contract revenue (exclusive of depreciation and amortization shown separately below):
Salaries and wages	7,985,000	6,202,000
Subcontractor services and other direct costs	11,821,000	6,996,000
Total direct costs of contract revenue	19,806,000	13,198,000

General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	6,641,000	4,918,000
Facilities and facilities related	1,048,000	1,062,000
Stock-based compensation	124,000	41,000
Depreciation and amortization	429,000	103,000
Other	2,620,000	2,052,000
Total general and administrative expenses	10,862,000	8,176,000
Income from operations	2,629,000	1,312,000

Other income (expense), net:
Interest income	1,000	2,000
Interest expense	(51,000)	(4,000)
Other, net	54,000	49,000
Total other income, net	4,000	47,000
Income before income taxes	2,633,000	1,359,000

Income tax expense	1,138,000	44,000
Net income	$1,495,000	$1,315,000

Earnings per share:
Basic	$0.19	$0.18
Diluted	0.18	0.17

Weighted-average shares outstanding:
Basic	7,765,000	7,397,000
Diluted	8,103,000	7,609,000

See accompanying notes to condensed consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	April 3, 2015	March 28, 2014
Cash flows from operating activities:
Net income	$1,495,000	$1,315,000
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	429,000	103,000
Deferred income taxes	476,000	—
(Gain) loss on sale of equipment	(5,000)	2,000
Provision for doubtful accounts	226,000	78,000
Stock-based compensation	124,000	41,000
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts receivable	(3,052,000)	2,298,000
Costs and estimated earnings in excess of billings on uncompleted contracts	(2,870,000)	(1,093,000)
Other receivables	(4,000)	(138,000)
Prepaid expenses and other current assets	(46,000)	477,000
Other assets	(372,000)	(315,000)
Accounts payable	1,523,000	(381,000)
Changes in excess of outstanding checks over bank balance	(323,000)	633,000
Accrued liabilities	(1,358,000)	1,516,000
Billings in excess of costs and estimated earnings on uncompleted contracts	1,063,000	232,000
Deferred lease obligations	63,000	(47,000)
Net cash (used in) provided by operating activities	(2,631,000)	4,721,000

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(211,000)	(33,000)
Cash paid for acquisitions, net of cash acquired	(7,043,000)	—
Net cash used in investing activities	(7,254,000)	(33,000)

Cash flows from financing activities:
Payments on notes payable	(491,000)	(198,000)
Proceeds from notes payable	1,950,000	—
Principal payments on capital lease obligations	(55,000)	(41,000)
Proceeds from stock option exercise	111,000	45,000
Proceeds from sales of common stock under employee stock purchase plan	78,000	28,000
Net cash provided by (used in) financing activities	1,593,000	(166,000)
Net (decrease) increase in cash and cash equivalents	(8,292,000)	4,522,000
Cash and cash equivalents at beginning of the period	20,371,000	8,134,000
Cash and cash equivalents at end of the period	$12,079,000	$12,656,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$48,000	$4,000
Income taxes	362,000	15,000

Supplemental disclosures of noncash investing and financing activities:
Issuance of notes payable related to business acquisitions	$4,250,000	$—
Issuance of common stock related to business acquisitions	1,485,000	—
Contingent consideration related to business acquisitions	5,742,000	—
Equipment acquired under capital lease obligations	—	47,000

See accompanying notes to condensed consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 3, 2015
(Unaudited)

1.                                                              BASIS OF PRESENTATION, ORGANIZATION AND OPERATIONS OF THE COMPANY

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments, which consist of only normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the consolidated results for the interim periods presented.  The Company operates and reports its quarterly financial results based on the 13-week period ending on the Friday closest to March 31, June 30 and September 30 and the 13 or 14-week period ending on the Friday closest to December 31, as applicable, with consideration of business days.  Results for the interim periods are not necessarily indicative of results for the full year. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  The consolidated financial statements should be read in conjunction with Willdan Group, Inc.’s 2014 Annual Report on Form 10-K filed on March 31, 2015.

Nature of Business

Willdan Group, Inc. and subsidiaries (“Willdan Group” or the “Company”) is a provider of professional technical and consulting services, including comprehensive energy efficiency solutions, for utilities, private industry, and public agencies at all levels of government, primarily in California and New York. The Company also has operations in Arizona, Florida, Kansas, Oregon, Texas, Washington and Washington, D.C.  The Company provides a broad range of complementary services including energy efficiency, engineering and planning, economic and financial consulting, and national preparedness and interoperability. The Company’s clients primarily consist of public and governmental agencies, including cities, counties, public utilities, redevelopment agencies, water districts, school districts and universities, state agencies, federal agencies, a variety of other special districts and agencies, private utilities and industry and tribal governments. The Company enables their clients to provide a wide range of specialized services without the clients having to incur and maintain the overhead necessary to develop staffing in-house.

Principles of Consolidation

The consolidated financial statements include the accounts of Willdan Group, Inc. and its wholly owned subsidiaries, Willdan Engineering, Willdan Energy Solutions, Public Agency Resources, Willdan Financial Services and Willdan Homeland Solutions and their respective subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

The value of retainage is included in accounts receivable in the accompanying consolidated financial statements. Retainage represents the billed amount that is retained by the customer, in accordance with the terms of the contract, generally until performance is substantially complete.  At April 3, 2015 and January 2, 2015, the Company had retained accounts receivable of approximately $903,000 and $700,000 respectively.

Goodwill

Goodwill represents the excess of costs over fair value of the assets acquired. The goodwill, which has an indefinite useful life, is not amortized, but instead tested for impairment at least annually or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the reporting unit’s fair value.

The Company tests goodwill at least annually for possible impairment. The Company completes annual testing of goodwill as of the last day of the first month of its fourth fiscal quarter each year to determine whether there is impairment. In addition to the annual test, the Company regularly evaluates whether events and circumstances have occurred that may indicate a potential impairment of goodwill. As of April 3, 2015, we had $15.4 million of goodwill, all of which relates to the Energy Efficiency Services reporting segment and the acquisitions of Abacus and 360 Energy.

The Company tests goodwill for impairment at the level of its reporting units, which are components of its operating segments. The process of testing goodwill for impairment involves an optional qualitative assessment on goodwill impairment of its reporting units to determine whether a quantitative assessment is necessary. If a quantitative assessment is warranted, the Company will then determine the fair value of the applicable reporting units. To estimate the fair value of its reporting units, the Company uses both an income approach based on management’s estimates of future cash flows and other market data and a market approach based upon multiples of EBITDA earned by similar public companies.

Once the fair value is determined, the Company then compares the fair value of the reporting unit to its carrying value, including goodwill. If the fair value of the reporting unit is determined to be less than the carrying value, the Company performs an additional assessment to determine the extent of the impairment based on the implied fair value of goodwill compared with the carrying amount of the goodwill. In the event that the current implied fair value of the goodwill is less than the carrying value, an impairment charge is recognized.

Inherent in such fair value determinations are significant judgments and estimates, including but not limited to assumptions about future revenue, profitability and cash flows, operational plans and interpretation of current economic indicators and market valuations. To the extent these assumptions are incorrect or economic conditions that would impact the future operations of the reporting units change, any goodwill may be deemed to be impaired, and an impairment charge could result in a material adverse effect on the financial position or results of operation.

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

Liquidity

The Company had $12.1 million of cash and cash equivalents as of April 3, 2015. The Company’s primary sources of liquidity are cash generated from operations and its revolving line of credit with BMO Harris Bank, National Association (“BMO”), which matures on March 24, 2016. While the Company believes that its cash and cash equivalents on hand,  cash generated by operating activities and funds available under its line of credit will be sufficient to finance its operating activities for at least the next 12 months, if the Company does experience a cash flow shortage or violates the current terms of its credit agreement, the Company may have difficulty obtaining additional funds on favorable terms, if at all, to meet its obligations as they come due in the normal course of business.

2.                                                              BUSINESS COMBINATIONS

On January 15, 2015, the Company and its wholly-owned subsidiary, Willdan Energy Solutions (“WES”) completed two separate acquisitions. The Company and WES acquired all of the outstanding shares of Abacus Resource Management Company (“Abacus”), an Oregon-based energy engineering company. In addition, the Company and WES also separately acquired substantially all of the assets of 360 Energy Engineers, LLC (“360 Energy”), a Kansas-based energy and engineering energy management consulting company.

Pursuant to the terms of the Stock Purchase Agreement, dated as of January 15, 2015, by and between the Company, WES, Abacus and the selling shareholders of Abacus (the “Abacus Shareholders”), WES will pay the Abacus Shareholders a maximum purchase price of $6.1 million, consisting of (i) $2.5 million in cash which was paid at closing, (ii) 75,758 shares of Common Stock, par value $0.01 per share, of the Company (“Common Stock”) with a fair value of $0.9 million which were issued at closing, (iii) $1.25 million aggregate principal amount of promissory notes issued to the Abacus Shareholders at closing and (iv) up to $1.4 million in cash, based on the achievement of certain financial targets by Abacus at the end of the Company’s 2015 and 2016 fiscal years.

Pursuant to the terms of the Asset Purchase Agreement, dated January 15, 2015, by and between the Company, WES and 360 Energy, WES will pay 360 Energy a maximum purchase price of $15.0 million, consisting of (i) $4.9 million in cash which was paid at closing, (ii) 47,348 shares of Common Stock with a fair value of $0.6 million which were issued at closing, (iii) $3.0 million aggregate principal amount of promissory note issued to 360 Energy at closing and (iv) up to $6.5 million in cash, based on the achievement of certain financial targets by WES’s division made up of the assets acquired from, and the former employees of 360 Energy at the end of the Company’s 2015, 2016 and 2017 fiscal years.  The Company provided a guaranty to 360 Energy which guarantees WES’s obligations under the promissory note issued to 360 Energy.

The acquisitions were accounted for as business combinations in accordance with ASC 805. Under ASC 805, the Company recorded the acquired assets and assumed liabilities at their estimated fair value with the excess allocated to goodwill. Goodwill represents the value the Company expects to achieve through the operational synergies and the expansion of the Company into new markets. The Company estimates that the entire $15.4 million of goodwill resulting from the acquisitions will be tax deductible. Consideration for the acquisitions includes the following:

	Three Months Ended April 3, 2015
	360 Energy	Abacus	Total

Cash paid	$4,875,000	$2,500,000	$7,375,000
Issuance of common stock	571,000	914,000	1,485,000
Issuance of notes payable	3,000,000	1,250,000	4,250,000
Contingent consideration	5,061,000	681,000	5,742,000
Total consideration	$13,507,000	$5,345,000	$18,852,000

The following table summarizes the preliminary amounts for the acquired assets recorded at their estimated fair value as of the acquisition date:

	Three Months Ended April 3, 2015
	360 Energy	Abacus	Total

Cash acquired	$—	$332,000	$332,000
Property, plant and equipment	153,000	104,000	257,000
Backlog	158,000	161,000	319,000
Tradename	666,000	366,000	1,032,000
Non-compete agreements	876,000	137,000	1,013,000
Other assets, net	41,000	495,000	536,000
Goodwill	11,613,000	3,750,000	15,363,000
Net assets acquired	$13,507,000	$5,345,000	$18,852,000

As of April 3, 2015, the Company had not completed its final estimate of fair value of the assets acquired and liabilities assumed due to the timing of such transactions and incomplete information necessary to finalize such estimates of fair value. Accordingly, the Company has preliminarily estimated the fair values of the assets acquired and the liabilities assumed.  The Company will finalize the fair value estimates within twelve months of the acquisition date.

To finance the acquisitions of Abacus and 360 Energy, the Company borrowed $2.0 million under its delayed draw term loan facility. The Company used cash on hand to pay the remaining $5.4 million due at closing.

The acquisition date fair value of the intangible asset relating to tradenames was estimated using comparable values ascribed in other recent market transactions as well as taking into account Abacus and 360 Energy’s market position in their respective markets. This asset is deemed to have a finite life. As of April 3, 2015, the Company has contingent consideration payable of $5.7 million related to these acquisitions. Contingent consideration is subject to change for each reporting period through settlement. The Company measures the contingent earn-out liabilities at fair value on the date of acquisition and on a recurring basis using significant unobservable inputs classified within Level 3 of the fair value hierarchy. The Company uses a probability-weighted discounted income approach as a valuation technique to convert future estimated cash flows to a single present value amount. The significant unobservable inputs used in the fair value measurements are operating income projections over the earn-out period, and the probability outcome percentages assigned to each scenario. Significant increases or decreases to either of these inputs in isolation would result in a significantly higher or lower liability, with a higher liability capped by the contractual maximum of the contingent earn-out obligation. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate and amount paid will be recorded in earnings

Unaudited pro forma consolidated statements of operations for the three months ended April 3, 2015 as though Abacus and 360 Energy had been acquired as of the first day of the period presented is as follows:

	Three Months Ended
	April 3,	March 28,
	2015	2014

Contract revenue	$33,752,000	$26,376,000

Income from operations	2,637,000	1,832,000
Net income	1,498,000	1,767,000
Earnings per share
Basic	$0.19	$0.24
Diluted	$0.18	$0.23

3.                                                              GOODWILL AND OTHER INTANGIBLE ASSETS

As of April 3, 2015, the Company had $15.4 million of goodwill, all of which relates to the Energy Solutions reporting segment and the acquisitions on January 15, 2015 of Abacus and 360 Energy. The changes in the carrying value of goodwill by reporting unit for the three months ended April 3, 2015 were as follows:

	January 2, 2015	Acquisitions	April 3, 2015
Reporting Unit:
Energy Solutions	$—	$15,363,000	$15,363,000

	$—	$15,363,000	$15,363,000

The gross amounts and accumulated amortization of the Company’s acquired identifiable intangible assets with finite useful lives as of April 3, 2015 included in intangible assets, net in the accompanying consolidated balance sheets, were as follows:

	April 3, 2015		January 2, 2015
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization	Amortization Period (yrs)
Backlog	$319,000	$148,000	$—	$—	1-2
Tradename	1,032,000	84,000	—	—	2.5-3.5
Non-compete agreements	1,013,000	44,000	—	—	5
	$2,364,000	$276,000	$—	$—

The Company’s amortization expense for acquired identifiable intangible assets with finite useful lives was $0.3 million for the fiscal three months ended April 3, 2015, as compared to no amortization expense for the fiscal three months ended March 28, 2014. Estimated amortization expense for acquired identifiable intangible assets for the remainder of fiscal 2015 and the succeeding years is as follows:

Fiscal year:
2015	$582,000
2016	539,000
2017	466,000
2018	298,000
2019	203,000

$2,088,000

The purchase price allocation as described in Note 2 is preliminary as of April 3, 2015. Accordingly goodwill and intangible assets presented in this footnote will be updated should there be purchase price allocation adjustments as the allocations are finalized.

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

The following table sets forth the number of weighted-average shares used to compute basic and diluted EPS:

	Three Months Ended
	April 3, 2015	March 28, 2014

Net income	$1,495,000	$1,315,000

Weighted-average common shares outstanding	7,765,000	7,397,000
Effect of dilutive stock options	338,000	212,000
Weighted-average common stock outstanding-diluted	8,103,000	7,609,000

Earnings per share:
Basic	$0.19	$0.18
Diluted	$0.18	$0.17

For the three months ended April 3, 2015, 122,000 options were excluded from the calculation of dilutive potential common shares, compared to 275,000 options for the same period last year. These options were not included in the computation of dilutive potential common shares because the assumed proceeds per share exceeded the average market price per share for the 2015 and 2014 periods. Accordingly, the inclusion of these options would have been anti-dilutive. For periods in which the Company incurs net losses, dilutive potential common shares are excluded as they would be anti-dilutive.

5.                                                              EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consist of the following:

	April 3, 2015	January 2, 2015
Furniture and fixtures	$2,966,000	$2,994,000
Computer hardware and software	5,706,000	5,667,000
Leasehold improvements	884,000	785,000
Equipment under capital leases	927,000	919,000
Automobiles, trucks, and field equipment	1,023,000	677,000
	11,506,000	11,042,000
Accumulated depreciation and amortization	(9,822,000)	(9,658,000)
Equipment and leasehold improvements, net	$1,684,000	$1,384,000

6.                                                              ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	April 3, 2015	January 2, 2015
Accrued bonuses	$593,000	$1,450,000
Accrued interest	3,000	—
Paid leave bank	1,654,000	1,404,000
Compensation and payroll taxes	1,051,000	1,371,000
Accrued legal	666,000	556,000
Accrued workers’ compensation insurance	208,000	192,000
Accrued rent	53,000	149,000
Employee withholdings	592,000	637,000
Client deposits	440,000	79,000
Unvouchered accounts payable	3,322,000	4,462,000
Other	1,202,000	368,000
Total accrued liabilities	$9,784,000	$10,668,000

7.                                                              DEBT

Notes payable consist of the following:

	April 3, 2015	January 2, 2015
BMO term note	$1,950,000	$—
Notes payable related to acquisitions	3,908,000	—
Notes payable related to insurance	204,000	352,000
Other	2,000	3,000
Total notes payable	6,064,000	355,000
Less current portion	3,745,000	355,000
Notes payable, less current portion	$2,319,000	$—

To finance the acquisitions of Abacus and 360 Energy, Willdan borrowed $2.0 million under its delayed draw term loan facility pursuant to the BMO Credit Agreement described below. The term loan bears interest at the LIBOR rate plus an applicable margin ranging between 2.25% and 2.75%, currently set at the LIBOR rate plus 2.75%, and matures on March 24, 2016. Interest on the term loan is payable quarterly, beginning April 13, 2015. Principal on the term loan is payable on the last day of each March, June, September, and December in each year, commencing on March 31, 2015, with the amount of each such principal installment equal to: (i) $50,000 on the last day of March, June, September and December 2015, (ii) $75,000 on the last day of March, June, September, and December 2016, and (iii) all remaining outstanding principal amount on March 24, 2016. The term loan is governed by the terms of the BMO Credit Agreement.

On January 15, 2015, in connection with the completion of the acquisition of Abacus, WES issued promissory notes to Mark Kinzer (the “Kinzer Note”) and Steve Rubbert (the “Rubbert Note” and, together with the Kinzer Note, the “Abacus Notes”). The initial outstanding principal amounts of the Kinzer Note and the Rubbert Note were $625,000 and $625,000, respectively. The Abacus Notes provide for a fixed interest rate of 4% per annum. The Abacus Notes are fully amortizing and payable in equal monthly installments between January 15, 2015 and their January 15, 2017 maturity date.  The Abacus Notes contain events of default provisions customary for documents of this nature. Mr. Kinzer and Mr. Rubbert have entered into a Subordination Agreement, dated as of January 15, 2015, in favor of BMO Harris, pursuant to which any indebtedness under the Abacus Notes is subordinated to any indebtedness under the BMO Credit Agreement. As of April 3, 2015 the Company had made payments of approximately $100,000 on the Abacus Notes.

On January 15, 2015, in connection with the completion of the acquisition of 360 Energy, WES issued a promissory note to 360 Energy (the “360 Energy Note”). The initial outstanding principal amount of the 360 Energy Note was $3,000,000. The 360 Energy Note provides for a fixed interest rate of 4% per annum. The 360 Energy Note is fully amortizing and payable in equal monthly installments between January 15, 2015 and its January 15, 2018 maturity date.  The 360 Energy Note contains events of default provisions customary for documents of this nature.  360 Energy has entered into a Subordination Agreement, dated as of January 15, 2015, in favor of BMO Harris, pursuant to which any indebtedness under the 360 Energy Note is subordinated to any indebtedness under the BMO Credit Agreement. As of April 3, 2015 the Company had made payments of approximately $242,000 on the 360 Energy Note.

BMO Credit Facility:  On March 24, 2014, the Company and its subsidiaries, as guarantors, entered into a credit agreement with BMO Harris Bank, N.A., or BMO, that provides for a revolving line of credit of up to $7.5 million, subject to a borrowing base calculation, and a delayed draw term loan facility of up to $2.5 million. The $7.5 million revolving credit facility includes a $5.0 million standby letter of credit sub-facility. On January 15, 2015, the Company and its subsidiaries, as guarantors, entered into the Second Amendment (the “Second Amendment”) to the Credit Agreement (as amended, the “BMO Credit Agreement”) to, among other things, permit the acquisitions of Abacus and 360 Energy, the incurrence of the notes and guarantees issued in connection with the acquisitions of Abacus and 360 Energy and to add Abacus as a guarantor under the BMO Credit Agreement. The Second Amendment also increased the amount available to the Company for borrowing under the delayed draw term loan facility from $2.5 million to $3.0 million. To finance the acquisition of Abacus and 360 Energy, the Company borrowed $2.0 million under the delayed draw term loan facility. As of April 3, 2015, there was approximately $1.9 million of term loans outstanding, with the remaining $1.1 million under the delayed draw term loan facility available for borrowing, and there was no outstanding borrowings under the revolving line of credit, with all $7.5 million under the revolving line of credit available for borrowing.

All borrowings under the revolving line of credit are limited to a borrowing base equal to roughly 75% of the eligible accounts receivable plus 50% of the lower of cost or market value of the Company’s eligible inventory, each term as defined in the BMO Credit Agreement. Under the BMO Credit Agreement, as of April 3, 2015, no cash amounts are restricted. The revolving line of credit matures on March 24, 2016 and term loans can be requested at any time prior to February 23, 2016. Subject to certain conditions, including that the Company is not in default under the BMO Credit Agreement and that the Company’s trailing twelve month EBITDA (as defined in the BMO Credit Agreement) is not less than $10.0 million as of the end of the third fiscal quarter of 2015, the Company may request that the maturity date be extended by one year to March 24, 2017 and term loans could accordingly be requested at any time prior to February 22, 2017.

Borrowings under the delayed draw term loan facility bear interest, at the Company’s option, at (a) the base rate plus an applicable margin ranging between 1.25% and 1.75%, or (b) the LIBOR rate plus an applicable margin ranging between 2.25% and 2.75%. Borrowings under the revolving line of credit bear interest, at the Company’s option, at (a) the base rate plus an applicable margin ranging between 0.75% and 1.25%, or (b) the LIBOR rate plus an applicable margin ranging between 1.75% and 2.25%. The applicable margin is determined based on the Company’s total leverage ratio.

Borrowings under the term loan facility and the revolving line of credit are guaranteed by all of the Company’s subsidiaries (the “Guarantors”) and secured by all of the Company’s and the Guarantors’ accounts receivable and other rights to payment, general intangibles, inventory and equipment. Pursuant to the BMO Credit Agreement, the Company also must pay a fee of up to 0.3% on unused commitments and customary fees on any letters of credit drawn under the facility.

The BMO Credit Agreement contains customary representations and affirmative covenants, including financial covenants that require the Company to maintain (i) a maximum total leverage ratio, measured as total funded debt (measured as the sum of all obligations for borrowed money, including subordinated debt, plus all capital lease obligations) plus capital leases plus financial letters of credit divided by a trailing twelve month EBITDA (as defined in the BMO Credit Agreement) measured on a rolling basis of not more than 2.25 for the first four fiscal quarters after the acquisitions of Abacus and 360 Energy, and not more than 2.0 thereafter; (ii) a minimum fixed charge coverage ratio (measured as the sum of EBITDA plus rent expense less unfinanced capital expenditures divided by the sum of rent expense plus principal payments plus cash taxes plus cash interest plus restricted payments plus distributions) of not less than 1.25; and (iii) a minimum tangible net worth of at least (x) the greater of (1) $5.0 million and (2) 85% of the Company’s actual tangible net worth as of March 31, 2015, plus (y) an amount equal to 50% of net income for the first fiscal quarter of 2015, and 50% of net income (only if positive) for each fiscal quarter ending thereafter, plus or minus (z) 80% of any adjustments to the Company’s tangible net worth arising as a result of the consummation of the acquisitions of Abacus and 360 Energy.

The BMO Credit Agreement also includes customary negative covenants, including (i) restrictions on the incurrence of additional indebtedness by the Company or the Guarantors other than indebtedness existing on the date of the BMO Credit Agreement, (ii) restrictions on the total consideration for all permitted acquisitions (including potential future earn-out obligations) shall not exceed $1.5 million during the term of the agreement and the total consideration for any individual permitted acquisition shall not exceed $750,000 without BMO’s consent, and (iii) limitations on asset sales, mergers and acquisitions. In addition, the credit agreement includes customary events of default. Upon the occurrence of an event of default, the interest rate may be increased by 2.0%, BMO has the option to make any loans then outstanding under the BMO Credit Agreement immediately due and payable, and BMO would no longer be obligated to extend further credit to the Company under the BMO Credit Agreement. As of April 3, 2015, the Company was in compliance with the covenants under the BMO Credit Agreement.

Insurance Premiums:  The Company has also financed, from time to time, insurance premiums by entering into unsecured notes payable with insurance companies. During the Company’s annual insurance renewals in the fourth quarter of its fiscal year ended January 2, 2015, the Company elected to finance its insurance premiums for the upcoming fiscal year.

8.                                                              COMMITMENTS

Leases

The Company is obligated under capital leases for certain furniture and office equipment that expire at various dates through the year 2017.

The Company also leases certain office facilities under non-cancelable operating leases that expire at various dates through the year 2017 and is committed under non-cancelable operating leases for the lease of automobiles through the year 2016.

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

The Company has a discretionary bonus plan for regional managers, division managers and others as determined by the Company president. Bonuses are awarded if certain financial goals are achieved. The financial goals are not stated in the plan; rather they are judgmentally determined each year. In addition, the board of directors may declare discretionary bonuses to key employees and all employees are eligible for bonuses for outstanding performance. The Company’s compensation committee of the board of directors determines the compensation of the president and chief executive officer.

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

9.                                                              INCOME TAXES

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the financial reporting basis and tax basis of the Company’s assets and liabilities, subject to a judgmental assessment of the recoverability of deferred tax assets. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets may not be realized. Significant judgment is applied when assessing the need for valuation allowances. Areas of estimation include the Company’s consideration of future taxable income and ongoing prudent and feasible tax planning strategies. Should a change in circumstances lead to a change in judgment about the utilization of deferred tax assets in future years, the Company would adjust the related valuation allowances in the period that the change in circumstances occurs, along with a corresponding increase or charge to income. As of April 3, 2015, the Company believes it is more likely than not that it will be able to realize all of its deferred tax assets.  Accordingly, no valuation allowance is recorded as of the balance sheet date.  The Company will continue to assess the need for a valuation allowance in the future.

The Company recognizes the tax benefit from uncertain tax positions if it is more likely than not that the tax positions will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefit is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of April 3, 3015, the Company has not recorded a liability for uncertain tax positions.

Based on management’s estimates and determination of an effective tax rate for the year, the Company recorded an income tax expense of $1.1 million for the three months ended April 3, 2015 as compared to an income tax expense of $44,000 for the three months ended March 28, 2014. The difference between the tax expense recorded at April 3, 2015 and the expense that would be recorded by applying the federal statutory rate primarily relates to state income taxes and certain expenses that are non-deductible for tax purposes, including meals and entertainment, lobbying and compensation expense related to incentive stock options. Additionally, the income tax expense in the current quarter reflects an adjustment to the tax effected value of deferred tax assets and liabilities resulting from changes in the estimated effective state income tax rate.

10.                                                     SEGMENT INFORMATION

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

The accounting policies applied to determine the segment information are the same as those described in the summary of significant accounting policies included in the Company’s 2014 Annual Report on Form 10-K filed on March 31, 2015. There were no intersegment sales in the three month periods ended April 3, 2015 and March 28, 2014. Management evaluates the performance of each segment based upon income or loss from operations before income taxes. Certain segment asset information including expenditures for long-lived assets has not been presented as it is not reported to or reviewed by the chief operating decision maker. In addition, enterprise-wide service line contract revenue is not included as it is impracticable to report this information for each group of similar services.

Financial information with respect to the reportable segments as of and for the fiscal three months ended April 3, 2015 and March 28, 2014 is as follows:

	Energy Efficiency Services	Engineering Services	Public Finance Services	Homeland Security Services	Unallocated Corporate	Intersegment	Consolidated Total
Fiscal Three Months Ended April 3, 2015
Contract revenue	$18,905,000	$10,804,000	$2,671,000	$917,000	$—	$—	$33,297,000
Segment income before income taxes	1,832,000	1,136,000	41,000	99,000	(475,000)	—	2,633,000
Net income	1,040,000	627,000	42,000	56,000	(270,000)	—	1,495,000
Segment assets(1)	38,503,000	11,267,000	4,290,000	1,068,000	39,589,000	(23,130,000)	71,587,000

Fiscal Three Months Ended March 28, 2014
Contract revenue	$10,359,000	$8,892,000	$2,490,000	$945,000	$—	$—	$22,686,000
Segment income before income taxes	528,000	529,000	237,000	65,000	—	—	1,359,000
Net income	507,000	514,000	231,000	63,000	—	—	1,315,000
Segment assets(1)	10,150,000	9,209,000	3,221,000	1,465,000	40,512,000	(23,130,000)	41,427,000

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements included elsewhere in this Quarterly Report and the audited financial statements for the year ended January 2, 2015, included in our Annual Report on Form 10-K (File No. 001-33076).  This Quarterly Report contains, in addition to unaudited historical information, forward-looking statements, which involve risk and uncertainties.  The words “believe,” “expect,” “estimate,” “may,” “will,” “could,” “plan,” or “continue” and similar expressions are intended to identify forward-looking statements.  Our actual results could differ significantly from the results discussed in such forward-looking statements.  Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those discussed under the headings “Item 1A.  Risk Factors” in our 2014 Annual Report on Form 10-K.  Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q.  We undertake no obligation to (and we expressly disclaim any obligation to) revise or update any forward-looking statement, whether as a result of new information, subsequent events, or otherwise (except as may be required by law), in order to reflect any event or circumstance which may arise after the date of this Quarterly Report on Form 10-Q.

Overview

We are a provider of professional technical and consulting services to utilities, private industry, and public agencies at all levels of government. Nationwide, we enable our clients to realize cost and energy savings by providing a wide range of specialized services, including comprehensive energy efficiency solutions, without our clients having to incur and maintain the overhead necessary to develop staffing in-house. We assist our clients with a broad range of complementary services relating to:

•                                          Energy Efficiency and Sustainability;

•                                          Engineering and Planning;

•                                          Economic and Financial Consulting; and

•                                          National Preparedness and Interoperability

We operate our business through a network of offices located primarily in California and New York. We also have operations in Arizona, Florida, Kansas, Oregon, Texas, Washington and Washington, DC. As of April 3, 2015, we had 679 employees, which includes licensed engineers and other professionals. Historically, our clients have primarily been public agencies in communities with populations ranging from 10,000 to 300,000 people. We believe communities of this size are underserved by large outsourcing companies that tend to focus on securing large federal and state projects, as well as projects for the private sector. We seek to establish close working relationships with our clients and expand the breadth and depth of the services we provide to them over time.

Our business with public and private utilities is concentrated in California and New York. We also have business with utilities in Texas, Illinois, Ohio and Washington State. While we currently serve communities throughout the country, our business with public agencies is concentrated in California and Arizona. We provide services to approximately 62% of the 482 cities and approximately 86% of the 58 counties in California. We also serve special districts, school districts, a range of public agencies and private industry.

We were founded in 1964 and Willdan Group, Inc., a Delaware corporation, was formed in 2006 to serve as our holding company. We consist of a family of wholly owned companies that operate within the following segments for financial reporting purposes:

Energy Efficiency Services.   Our Energy Efficiency Services segment consists of the business of our subsidiary, Willdan Energy Solutions, which offers energy efficiency and sustainability consulting services to utilities, public agencies and private industry. This segment is currently our largest segment based on contract revenue, representing approximately 56.8% and 45.7% of our consolidated contract revenue for the three months ended April 3, 2015 and March 28, 2014, respectively.

Engineering Services.    Our Engineering Services segment includes the operations of our subsidiaries, Willdan Engineering, Willdan Infrastructure and Public Agency Resources (“PARs”). Willdan Engineering provides civil engineering-related and city planning services to our clients. PARs primarily provides staffing to Willdan Engineering.  Contract revenue for the Engineering Services segment represented approximately 32.4% and 39.2% of our consolidated contract revenue for the three months ended April 3, 2015 and March 28, 2014, respectively.

Public Finance Services.    Our Public Finance Services segment consists of the business of our subsidiary, Willdan Financial Services, which offers economic and financial consulting services to public agencies.  Contract revenue for the Public Finance Services segment represented approximately 8.0% and 11.0% of our consolidated contract revenue for the three months ended April 3, 2015 and March 28, 2014, respectively.

Homeland Security Services.    Our Homeland Security Services segment consists of the business of our subsidiary, Willdan Homeland Solutions, which offers national preparedness and interoperability services and communications and technology solutions. Contract revenue for our Homeland Security Services segment represented approximately 2.8% and 4.2% of our consolidated contract revenue for the three months ended April 3, 2015 and March 28, 2014, respectively.

Recent Developments

Acquisitions.     On January 15, 2015, we completed two separate acquisitions. Through our wholly-owned subsidiary, Willdan Energy Solutions (“WES”), we acquired all of the outstanding shares of Abacus Resource Management Company (“Abacus”), an Oregon-based energy engineering company. In addition, we, through our wholly-owned subsidiary WES, also acquired substantially all of the assets of 360 Energy Engineers, LLC (“360 Energy”), a Kansas-based energy and engineering energy management consulting company.

We agreed to pay to the shareholders of Abacus a maximum purchase price of $6.1 million, consisting of (i) $2.5 million in cash which was paid at closing (subject to certain post-closing adjustments), (ii) 75,758 shares of our common stock with a fair value of $0.9 million which were issued at closing (iii) $1.25 million aggregate principal amount of promissory notes issued to the shareholders of Abacus (collectively, the “Abacus Notes”) at closing and (iv) up to $1.4 million in cash, based on the achievement of certain financial targets by Abacus at the end of our 2015 and 2016 fiscal years. The Abacus Notes were issued in an initial outstanding principal amount of $625,000 to each of the Abacus Shareholders. The Abacus Notes provide for a fixed interest rate of 4% per annum and are fully amortizing and payable in equal monthly installments between January 15, 2015 and their January 15, 2017 maturity date. The Abacus Notes contain events of default provisions customary for documents of their nature.

We agreed to pay 360 Energy a maximum purchase price of $15.0 million, consisting of (i) $4.9 million in cash which was paid at closing, (ii) 47,348 shares of our common stock with a fair value of $0.6 million which were issued at closing (iii) $3.0 million aggregate principal amount of promissory note issued to 360 Energy (the “360 Energy Note”) at closing and (iv) up to $6.5 million in cash, based on the achievement of certain financial targets by WES’s division made up of the assets acquired from, and former employees of 360 Energy at the end of our 2015, 2016 and 2017 fiscal years. The 360 Energy Note was issued in an initial outstanding principal amount of $3.0 million. The 360 Energy Note provides for a fixed interest rate of 4% per annum and is fully amortizing and payable in equal monthly installments between January 15, 2015 and its January 15, 2018 maturity date. The 360 Energy Note contains events of default provisions customary for documents of its nature. We also provided a guaranty to 360 Energy which guarantees WES’s obligations under the promissory note issued to 360 Energy.

To finance the acquisitions of Abacus and 360 Energy, we borrowed $2.0 million under our delayed draw term loan facility and used cash on hand to pay the remaining $5.4 million.

Amended Credit Facility.     On January 14, 2015, we and our subsidiaries, as guarantors, entered into a Second Amendment (the “Second Amendment”) to the Credit Agreement (as amended, the “BMO Credit Agreement”), dated as of March 24, 2014, by and between us, the guarantors listed therein and BMO Harris Bank National Association (“BMO Harris”). The BMO Credit Agreement governs our credit facility that includes a revolving line of credit and a delayed draw term loan facility.

The Second Amendment revised the BMO Credit Agreement to, among other things, permit the acquisitions of Abacus and 360 Energy, the incurrence of the Abacus Notes and 360 Energy Notes and the 360 Energy Guaranty issued in connection with the acquisitions of Abacus and 360 Energy, and to add Abacus as a guarantor under the BMO Credit Agreement upon the closing of the acquisition of Abacus.

The Second Amendment also increased the amount available to us for borrowing under the delayed draw term loan facility from $2.5 million to $3.0 million. In addition, the Second Amendment increased the interest rate under the delayed draw term loan facility by 25 basis points. Giving effect to the Second Amendment, borrowings under the delayed draw term loan facility will now bear interest, at our option, at (a) the base rate plus an applicable margin ranging between 1.25% and 1.75%, or (b) the LIBOR rate plus an applicable margin ranging between 2.25% and 2.75%. Borrowings under the revolving line of credit will continue to bear interest, at our option, at (a) the base rate plus an applicable margin ranging between 0.75% and 1.25%, or (b) the LIBOR rate plus an applicable margin ranging between 1.75% and 2.25%. The applicable margin is determined based on our total leverage ratio.

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

As of April 3, 2015, there was approximately $1.9 million of term loans outstanding, with the remaining approximately $1.1 million under the delayed draw term loan facility available for borrowing, and there was no outstanding borrowings under the revolving line of credit, with all $7.5 million under the revolving line of credit available for borrowing.

For further information on the BMO Credit Agreement, see “—Liquidity and Capital Resources—Outstanding Indebtedness” elsewhere in this report.

Components of Revenue and Expense

Contract Revenue

We provide our services under contracts, purchase orders or retainer letters. The contracts we enter into with our clients contain three principal types of pricing provisions: time and materials, unit based, and fixed price. Revenue on our time and materials and unit based contracts are recognized as the work is performed in accordance with specific terms of the contract. Approximately 29% of our contracts are based on contractual rates per hour plus costs incurred. Some of these contracts include maximum contract prices, but the majority of these contracts are not expected to exceed the maximum. Approximately 24% of our contracts are based on fixed price contracts. Contract revenue on our fixed price contracts is determined on the percentage of completion method based generally on the ratio of direct costs incurred to date to estimated total direct costs at completion. Many of our fixed price contracts are relatively short in duration, thereby lowering the risks of not properly estimating the percent complete.

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

Critical Accounting Policies

This discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the U.S., or GAAP. To prepare these financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses in the reporting period. Our actual results may differ from these estimates. We have provided a summary of our significant accounting policies in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 2, 2015. We describe below those accounting policies that require material subjective or complex judgments and that have the most significant impact on our financial condition and results of operations. Our management evaluates these estimates on an ongoing basis, based upon information currently available and on various assumptions management believes are reasonable as of the date of this report.

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

Accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts based upon our review of all outstanding amounts on a monthly basis. We determine the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts. Our credit risk is minimal with governmental entities. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received. For further information on the types of contracts under which we perform our services, see “Business—Contract Structure” elsewhere in our Annual Report on Form 10-K for the year ended January 2, 2015.

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

On January 15, 2015, we and our wholly-owned subsidiary, Willdan Energy Solutions (“WES”) completed two separate acquisitions. We acquired all of the outstanding shares of Abacus, an Oregon-based energy engineering company. In addition, the Company also acquired substantially all of the assets of 360 Energy, a Kansas-based energy and engineering energy management consulting company.

As of April 3, 2015, the Company had not completed its final estimate of fair value of the assets acquired and liabilities assumed due to the timing of such transactions and incomplete information necessary to finalize such estimates of fair value. Accordingly, the Company has preliminarily estimated the fair values of the assets acquired and the liabilities assumed.  The Company will finalize the fair value estimates within twelve months of the acquisition date.  See Note 2 to our consolidated financial statements.

Goodwill

We test our goodwill at least annually for possible impairment. We complete our annual testing of goodwill as of the last day of the first month of our fourth fiscal quarter each year to determine whether there is impairment. In addition to our annual test, we regularly evaluate whether events and circumstances have occurred that may indicate a potential impairment of goodwill. As of April 3, 2015, we had $15.4 million of goodwill, all of which relates to the Energy Solutions reporting segment and the acquisitions of Abacus and 360 Energy.

We test our goodwill for impairment at the level of our reporting units, which are components of our operating segments. The process of testing goodwill for impairment involves an optional qualitative assessment on goodwill impairment of our reporting units to determine whether a quantitative assessment is necessary. If a quantitative assessment is warranted, we then determine the fair value of the applicable reporting units. To estimate the fair value of our reporting units, we use both an income approach based on management’s estimates of future cash flows and other market data and a market approach based upon multiples of EBITDA earned by similar public companies.

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

	Fiscal Three Months Ended
Statement of Operations Data	April 3, 2015	March 28, 2014

Contract revenue	100.0%	100.0%
Direct costs of contract revenue (exclusive of depreciation and amortization shown separately below):
Salaries and wages	24.0	27.3
Subcontractor services and other direct costs	35.5	30.8
Total direct costs of contract revenue	59.5	58.2
General and administrative expenses:
Salaries and wages, payroll taxes, employee benefits	19.9	21.7
Facilities and facility related	3.1	4.7
Stock-based compensation	0.4	0.2
Depreciation and amortization	1.3	0.5
Other	7.9	9.0
Total general and administrative expenses	32.6	36.0
Income from operations	7.9	5.8
Other income (expense):
Interest income	—	—
Interest expense	(0.2)	—
Other, net	0.2	0.2
Total other income, net	—	0.2
Income before income taxes	7.9	6.0
Income tax expense	3.4	0.2
Net income	4.5%	5.8%

Three Months Ended April 3, 2015 Compared to Three Months Ended March 28, 2014

Contract revenue.    Our contract revenue was $33.3 million for the three months ended April 3, 2015, with $18.9 million attributable to the Energy Efficiency Services segment, $10.8 million attributable to the Engineering Services segment, $2.7 million attributable to the Public Finance Services segment, and $0.9 million attributable to the Homeland Security Services segment. Consolidated contract revenue increased $10.6 million, or 46.8%, to $33.3 million for the three months ended April 3, 2015 as compared to $22.7 million for the three months ended March 28, 2014. Included in contract revenue for the three months ended April 3, 2015 was incremental contract revenue of $3.7 million attributable to our acquisitions of Abacus and 360 Energy that we completed on January 15, 2015.  Contract revenue in our Energy Efficiency segment increased $8.5 million, or 82.5%, for the three months ended April 3, 2015 as compared to the three months ended March 28, 2014.  As noted, a primary reason for this increase was the incremental revenue of $3.7 million as a result of the completion of the acquisitions of Abacus and 360 Energy on January 15, 2015. Contract revenue for the Engineering Services and Public Finance Services segments increased $1.9 million, or 21.5%, and $0.2 million, or 7.3%, respectively, for the three months ended April 3, 2015 as compared to the three months ended March 28, 2014. Contract revenue for the Homeland Security Services segment remained flat for the three months ended April 3, 2015 as compared to the three months ended March 28, 2014. Excluding the increase in revenue contributed from the acquisitions of Abacus and 360 Energy, contract revenue for the Energy Efficiency Services segment increased primarily because of an increased demand for energy efficiency services in the states of New York and California, largely due to a contract modification that expanded an existing Small Business Direct Install (“SBDI”) contract with Consolidated Edison. Contract revenue for the Engineering Services segment increased primarily due to greater demand for our city engineering services in northern California, our building and safety services, and our construction management services. Revenue in the Homeland Security Services segment decreased due to slightly lower levels of activity in the traditional planning, training and exercise consulting services business.

Direct costs of contract revenue.    Direct costs of contract revenue were $19.8 million for the three months ended April 3, 2015, with $12.2 million attributable to the Energy Efficiency Services segment, $5.8 million attributable to the Engineering Services segment,  $1.2 million attributable to the Public Finance Services segment, and $0.6 million attributable to the Homeland Security Services segment. Included in direct costs of contract revenue for the three months ended April 3, 2015 was incremental direct costs of revenue of $2.5 million attributable to our acquisitions of Abacus and 360 Energy that we completed on January 15, 2015. Overall, direct costs increased by $6.6 million, or 50.1%, to $19.8 million for the three months ended April 3, 2015 from $13.2 million for the three months ended March 28, 2014.  This increase is primarily attributable to increases in direct costs within our Energy Efficiency Services of $5.4 million, or $79.2%, which includes all of the increase contributed by Abacus and 360 Energy. Direct costs for the Engineering Services and Public Finance Services segments increased $1.0 million, or 21.7%, and $0.2 million, or 16.7%, respectively. Direct costs of contract revenue in our Homeland Security Services segment remained flat.

Direct costs increased as a result of increases in subcontractor services and other direct costs of $4.8 million and an increase in salaries and wages of $1.8 million. Within direct costs of contract revenue, salaries and wages decreased to 24.0% of contract revenue for the three months ended April 3, 2015 from 27.3% for the three months ended March 28, 2014 and subcontractor services and other direct costs increased to 35.5% of contract revenue for the three months ended April 3, 2015 from 30.8% of contract revenue for the three months ended March 28, 2014. Subcontractor services increased primarily because of increased demand for the energy efficiency, sustainability and renewable energy services of our subsidiary Willdan Energy Solutions, which generally utilizes a higher percentage of subcontractors than our other segments. The increased demand in energy efficiency services resulted in large part due to the additional revenue contributed by our acquisitions of Abacus and 360 Energy in January 2015.

General and administrative expenses.    General and administrative expenses increased by $2.7 million, or 32.9%, to $10.9 million for the three months ended April 3, 2015 from $8.2 million for the three months ended March 28, 2014. This was due primarily to increases of $1.7 million, $0.3 million and $0.2 million, in general and administrative expenses of the Energy Efficiency Services, Engineering Services, and Public Finance Services, segments, respectively.  General and administrative expenses in our Homeland Security Services Segment remained flat. Unallocated corporate expenses increased by $0.5 million. General and administrative expenses as a percentage of contract revenue decreased to 32.6% for the three months ended April 3, 2015 as compared to 36.0% for the three months ended March 28, 2014.

Of the $2.7 million increase in general and administrative expenses, approximately $1.7 million relates to increases in salaries and wages, payroll taxes and employee benefits. The increase in employee related costs primarily resulted from increased headcount within our Energy Efficiency and Engineering Services segments. Facilities and facility related expenses remained flat. Depreciation and amortization expenses increased by $0.3 million and other general and administrative expenses increased by $0.6 million.

Income from operations.     As a result of the above factors, our operating income was $2.6 million for the three months ended April 3, 2015 as compared to operating income of $1.3 million for the three months ended March 28, 2014.  Income from operations as a percentage of contract revenue was 7.5% for the three months ended April 3, 2015, as compared to 5.8% in the prior year period.

Other income, net.    Other income, net was $4,000 for the three months ended April 3, 2015, as compared to $47,000 for the three months ended March 28, 2014. This decrease is primarily the result of higher interest expense due to increased borrowings under our delayed draw term loan facility, which were used for the acquisitions of Abacus and 360 Energy.

Income tax expense.     Income tax expense was $1.1 million for the three months ended April 3, 2015, as compared to $44,000 for the three months ended March 28, 2014.  The difference between income tax expense for the three months ended April 3, 2015 versus the three months ended March 28, 2014 is primarily due to recognition of income tax benefit for net operating loss carryforwards that were fully utilized and no longer available to offset taxable income during the three months ended April 3, 2015. Income tax expense for the three months ended April 3, 2015 primarily relates to federal and state income taxes.  The difference between the tax expense recorded and the expense that would be recorded by applying the federal statutory rate primarily relates to state income taxes and certain expenses that are non-deductible for tax purposes, including meals and entertainment, lobbying and compensation expense related to incentive stock options.  Additionally, the income tax expense in the current quarter reflects an adjustment to the tax effected value of deferred tax assets and liabilities resulting from changes in the estimated effective state income tax rate.

Net income.    As a result of the above factors, our net income was $1.5 million for the three months ended April 3, 2015, as compared to a net income of $1.3 million for the three months ended March 28, 2014.

Liquidity and Capital Resources

As of April 3, 2015, we had $12.1 million of cash and cash equivalents. Our primary sources of liquidity is cash generated from operations. We also have a revolving line of credit with BMO Harris Bank, N.A., which matures on March 24, 2016.  While we believe that our cash and cash equivalents on hand, cash generated by operating activities and available borrowings under our revolving line of credit will be sufficient to finance our operating activities for at least the next 12 months. If we do experience a cash flow shortage or violate the current terms of our credit agreement, we may have difficulty obtaining additional funds on favorable terms, if at all, to meet our obligations as they come due in the normal course of business.

Cash flows from operating activities

Cash flows used in operating activities were $2.6 million for the three months ended April 3, 2015, as compared to cash flows provided by operating activities of $4.7 million for the three months ended March 28, 2014.  The cash flows used in operating activities in the three months ended April 3, 2015 were comparatively higher than the prior year period due primarily to increases in accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts, partially offset by increases in accounts payable and billings in excess of costs and estimated earnings on uncompleted contracts.

Cash flows from investing activities

Cash flows used in investing activities were $7.3 million for the three months ended April 3, 2015 as compared to $33,000 for the three months ended March 28, 2014. Cash used in investing activities primarily reflects cash paid in January 2015 for acquisitions of Abacus and 360 Energy.

Cash flows from financing activities

Cash flows provided by financing activities were $1.6 million for the three months ended April 3, 2015 compared to cash flows used in financing activities of $0.2 million for the three months ended March 28, 2014.  The cash flows provided by financing activities for the three months ended April 3, 2015 was primarily attributable to the proceeds from the $2.0 million of term loans borrowed under the BMO Credit Agreement for the Abacus and 360 Energy acquisitions, which was partially offset by payments on our notes payable for vehicles and insurance obligations. Cash flows used in financing activities for the three months ended March 28, 2014 was primarily attributable to payments on notes payable.

Outstanding indebtedness

BMO Credit Agreement:  On March 24, 2014, we and our subsidiaries, as guarantors, entered into a credit agreement with BMO Harris Bank, N.A., or BMO, that provides for a revolving line of credit of up to $7.5 million, subject to a borrowing base calculation, and a delayed draw term loan facility of up to $2.5 million. The $7.5 million revolving credit facility includes a $5.0 million standby letter of credit sub-facility. On January 15, 2015, we and our subsidiaries, as guarantors, entered into the Second Amendment (the “Second Amendment”) to the Credit Agreement (as amended, the “BMO Credit Agreement”) to, among other things, permit the acquisitions of Abacus and 360 Energy, the incurrence of the notes and guarantees issued in connection with the acquisitions of Abacus and 360 Energy and to add Abacus as a guarantor under the BMO Credit Agreement. The Second Amendment also increased the amount available to us for borrowing under the delayed draw term loan facility from $2,500,000 to $3,000,000. To finance the acquisitions of Abacus and 360 Energy, the Company borrowed $2,000,000 under the delayed draw term loan facility. As of April 3, 2015, there was approximately $1.9 million of term loans outstanding, with the remaining approximately $1.1 million under the delayed draw term loan facility available for borrowing, and there was no outstanding borrowings under the revolving line of credit, with all $7.5 million under the revolving line of credit available for borrowing. The term loan bears interest at the LIBOR rate plus an applicable margin ranging between 2.25% and 2.75%, currently set at the LIBOR rate plus 2.75%, and matures on March 24, 2016. Interest on the term loan is payable quarterly, beginning April 13, 2015. Principal on the term loan is payable on the last day of each March, June, September, and December in each year, commencing on March 31, 2015, with the amount of each such principal installment equal to: (i) $50,000 on the last day of March, June, September and December 2015, (ii) $75,000 on the last day of March, June, September, and December 2016, and (iii) all remaining outstanding principal amount on March 24, 2016.The term loan is governed by the terms of the BMO Credit Agreement.

All borrowings under the revolving line of credit are limited to a borrowing base equal to roughly 75% of the eligible accounts receivable plus 50% of the lower of cost or market value of our eligible inventory, each term as defined in the BMO Credit Agreement. Under the BMO Credit Agreement, as of April 3, 2015, no cash amounts are restricted. The revolving line of credit matures on March 24, 2016 and term loans can be requested at any time prior to February 23, 2016. Subject to certain conditions, including that we are not in default under the BMO Credit Agreement and that our trailing twelve month EBITDA (as defined in the BMO Credit Agreement) is not less than $10.0 million as of the end of the third fiscal quarter of 2015, we may request that the maturity date be extended by one year to March 24, 2017 and term loans could accordingly be requested at any time prior to February 22, 2017.

The Second Amendment also increased the amount available to us for borrowing under the delayed draw term loan facility from $2.5 million to $3.0 million. In addition, the Second Amendment increased the interest rate under the delayed draw term loan facility by 25 basis points. Giving effect to the Second Amendment, borrowings under the delayed draw term loan facility will now bear interest, at our option, at (a) the base rate plus an applicable margin ranging between 1.25% and 1.75%, or (b) the LIBOR rate plus an applicable margin ranging between 2.25% and 2.75%. Borrowings under the revolving line of credit will continue to bear interest, at our option, at (a) the base rate plus an applicable margin ranging between 0.75% and 1.25%, or (b) the LIBOR rate plus an applicable margin ranging between 1.75% and 2.25%. The applicable margin is determined based on our total leverage ratio.

Borrowings under the term loan facility and the revolving line of credit are guaranteed by all of our subsidiaries (the “Guarantors”) and secured by all of our and the Guarantors’ accounts receivable and other rights to payment, general intangibles, inventory and equipment. Pursuant to the BMO Credit Agreement, we also must pay a fee of up to 0.3% on unused commitments and customary fees on any letters of credit drawn under the facility.

The BMO Credit Agreement contains customary representations and affirmative covenants, including financial covenants that require us to maintain (i) a maximum total leverage ratio, measured as total funded debt (measured as the sum of all obligations for borrowed money, including subordinated debt, plus all capital lease obligations) plus capital leases plus financial letters of credit divided by a trailing twelve month EBITDA (as defined in the BMO Credit Agreement) measured on a rolling basis) of not more than 2.25 for the first four fiscal quarters after the acquisitions of Abacus and 360 Energy, and not more than 2.0 thereafter; (ii) a minimum fixed charge coverage ratio (measured as the sum of EBITDA plus rent expense less unfinanced capital expenditures divided by the sum of rent expense plus principal payments plus cash taxes plus cash interest plus restricted payments plus distributions) of not less than 1.25; and (iii) a minimum tangible net worth of at least (x) the greater of (1) $5.0 million and (2) 85% of our actual tangible net worth as of March 31, 2015, plus (y) an amount equal to 50% of net income for the first fiscal quarter of 2015, and 50% of net income (only if positive) for each fiscal quarter ending thereafter, plus or minus (z) 80% of any adjustments to our tangible net worth arising as a result of the consummation of the acquisitions of Abacus and 360 Energy.

The BMO Credit Agreement also includes customary negative covenants, including (i) restrictions on the incurrence of additional indebtedness by us or the Guarantors other than indebtedness existing on the date of the BMO Credit Agreement, (ii) restrictions on the total consideration for all permitted acquisitions (including potential future earn-out obligations) shall not exceed $1.5 million during the term of the agreement and the total consideration for any individual permitted acquisition shall not exceed $750,000 without BMO’s consent, and (iii) limitations on asset sales, mergers and acquisitions. In addition, the credit agreement includes customary events of default. Upon the occurrence of an event of default, the interest rate may be increased by 2.0%, BMO has the option to make any loans then outstanding under the BMO Credit Agreement immediately due and payable, and BMO is no longer obligated to extend further credit to us under the BMO Credit Agreement. As of April 3, 2015, we were in compliance with the covenants under the BMO Credit Agreement.

Insurance Premiums:  We have also financed, from time to time, insurance premiums by entering into unsecured notes payable with insurance companies. During our annual insurance renewals in the fourth quarter of our fiscal year ended January 2, 2015, we elected to finance our insurance premiums for the upcoming fiscal year.

Contractual obligations

Since January 2, 2015, we closed our acquisitions of 360 Energy and Abacus.  To finance the acquisitions of 360 Energy and Abacus, we borrowed $2.0 million under our delayed draw term loan facility in the BMO Credit Agreement.  We also issued approximately $4.3 million in aggregate principal amount of promissory notes to the sellers in the acquisitions of 360 Energy and Abacus.

Our $2.0 million term loan bears interest at the LIBOR rate plus an applicable margin ranging between 2.25% and 2.75%, currently set at the LIBOR rate plus 2.75%, and matures on March 24, 2016. Interest on the term loan is payable quarterly, beginning April 13, 2015. Principal on the term loan is payable on the last day of each March, June, September, and December in each year, commencing on March 31, 2015, with the amount of each such principal installment equal to: (i) $50,000 on the last day of March, June, September and December 2015, (ii) $75,000 on the last day of March, June, September, and December 2016, and (iii) all remaining outstanding principal amount on March 24, 2016.The term loan is governed by the terms of the BMO Credit Agreement.  Approximately $1.3 million of the promissory notes are fully amortizing and payable in equal monthly installments between January 15, 2015 and their January 15, 2017 maturity date.  The remaining $3.0 million of promissory notes are fully amortizing and payable in equal monthly installments between January 15, 2015 and their January 15, 2018 maturity date.  All of the promissory notes provide for a fixed interest rate of 4% per annum.

As noted in our Annual Report on Form 10-K for the year ended January 2, 2015, we also may be obligated to pay up to $7.9 million in earn-out payments in connection with our acquisition of 360 Energy and Abacus. We are obligated to pay (i) up to $6.5 million in cash, based on the achievement of certain financial targets by Abacus at the end of our 2015, 2016 and 2017 fiscal years and (ii) up to $1.4 million in cash, based on the achievement of certain financial targets by WES’s division made up of the assets acquired from, and the former employees of 360 Energy, at the end of our 2015 and 2016 fiscal years.

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

Recent Accounting Pronouncements

Discontinued Operations

In April 2014, the FASB issued guidance on reporting discontinued operations. The new guidance changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has or will have a major effect on an entity’s operations and financial results. The guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. The standard is required to be adopted in annual periods beginning on or after December 15, 2014. The adoption of this guidance did not have an impact on our consolidated financial position, results of operations or cash flows.

Revenue Recognition

In May 2014, the FASB issued an amendment to the accounting guidance related to revenue recognition. Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606, provides for a single comprehensive principles based standard for the recognition of revenue across all industries through the application of the following five-step process: Step 1—Identify the contract(s) with a customer, Step 2—Identify the performance obligations in the contract, Step 3—Determine the transaction price, Step 4—Allocate the transaction price to the performance obligations in the contract, and Step 5—Recognize revenue when (or as) the entity satisfies a performance obligation. The new guidance is effective prospectively for annual periods beginning after December 15, 2016. The FASB has proposed to defer the effective date of this ASU for reporting periods beginning after December 15, 2017. Early application is not permitted. We are evaluating the impact that adopting this prospective guidance will have on our consolidated financial statements, including the method of adoption.

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

These statements involve certain known and unknown risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements.  Such risks and uncertainties include, among others, those listed in this report.  The forward-looking statements in this report, as well as subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, are hereby expressly qualified in their entirety by the cautionary statements in this report, including the risk factors in our Annual Report on Form 10-K for the year ended January 2, 2015.  We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances.

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

We had cash and cash equivalents of $12.1 million as of April 3, 2015. This amount represents cash on hand in business checking accounts with BMO Harris Bank.

We do not engage in trading activities and do not participate in foreign currency transactions or utilize derivative financial instruments.

We are subject to interest rate risk in connection with borrowings under our revolving line of credit and delayed draw term loan facility, each of which bears interest at variable rates. At April 3, 2015, we had no borrowings outstanding under our $7.5 million revolving credit facility, with $7.5 million available for borrowing, and we had approximately $2.0 million of term loans outstanding that bears interest at variable rates.  Borrowings under our revolving line of credit will accrue interest at either (i) a floating rate equal to 0.75% above the base rate in effect from time to time or (ii) a floating rate equal to 1.75% above LIBOR, with the interest rate to be selected by us.  Our $2.0 million term loan bears interest at the LIBOR rate plus an applicable margin ranging between 2.25% and 2.75%, currently set at the LIBOR rate plus 2.75%, and matures on March 24, 2016. We do not have any interest rate hedges or swaps.  Based upon the amount outstanding under these loans, a one percentage point change in the assumed interest rate would change our annual interest expense by approximately $4,438 in 2015.

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

In connection with the preparation of this Quarterly Report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of April 3, 2015. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, as of April 3, 2015. No change in our internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

There are no material changes to the risk factors set forth in “Item 1A. Risk Factors,” of our Annual Report on Form 10-K for the year ended January 2, 2015.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On January 15, 2015, in connection with our acquisition of Abacus Resource Management Company (“Abacus”), we issued 75,758 shares of common stock (the “Abacus Stock Issuance”) to the selling shareholders of Abacus. Specifically, we issued 37,879 shares of common stock to Mr. Kinzer and 37,879 shares of common stock to Mr. Rubbert.

On January 15, 2015, in connection with our acquisition of 360 Energy Engineers, LLC (“360 Energy”), we issued 47,348 shares of common stock (the “360 Energy Stock Issuance”) to 360 Energy.

The issuances of common stock in the Abacus Stock Issuance and the 360 Energy Stock Issuance were not registered under the Securities Act of 1933, as amended (the “Securities Act”). Such shares were issued in a private placement exempt from the registration requirements of the Securities Act, in reliance on the exemptions set forth in Section 4(a)(2) of the Securities Act.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6.  Exhibits

Exhibit Number		Exhibit Description
2.1

Stock Purchase Agreement, by and among Willdan Energy Solutions, Abacus Resource Management Company, Willdan Group, Inc. and the shareholders of Abacus Resource Management Company, dated as of January 15, 2015 (1)

2.2		Asset Purchase Agreement, by and among Willdan Energy Solutions, Willdan Group, Inc. and 360 Energy Engineers, LLC, dated as of January 15, 2015 (1)
3.1		First Amended and Restated Certificate of Incorporation of Willdan Group, Inc., including amendments thereto (2)
3.2		Amended and Restated Bylaws of Willdan Group, Inc. (3)
4.1		Specimen Stock Certificate for shares of the Registrant’s Common Stock (2)
4.2

The Company agrees to furnish to the Securities and Exchange Commission upon request a copy of each instrument with respect to issues of long-term debt of Willdan Group, Inc. and its subsidiaries, the authorized principal amount of which does not exceed 10% of the consolidated assets of Willdan Group, Inc. and its subsidiaries.

10.1		Employment Agreement, by and between Willdan Group, Inc. and Mike Bieber, dated December 17, 2014 (4)
10.2		Second Amendment to the Credit Agreement, dated as of January 14, 2015, by and between Willdan Group, Inc. and BMO Harris Bank National Association (1)
31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002*
31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002*
32.1	*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of April 3, 2015 and March 28, 2014; (ii) the Condensed Consolidated Statements of Operations for the three months ended April 3, 2015 and March 28, 2014; (iii) the Condensed Consolidated Statement of Cash Flows for the three months ended April 3, 2015 and March 28, 2014 and (iv) the Notes to the Condensed Consolidated Financial Statements.

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

(3)                          Incorporated by reference to Willdan Group, Inc.’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 13, 2009.

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
Date: May 14, 2015