Form 10-Q
period 2015-07-03
Willdan Group, Inc.
filed 2015-08-13
CIK 1370450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2015

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

As of August 12, 2015, there were 7,863,082 shares of common stock, $0.01 par value per share, of Willdan Group, Inc. issued and outstanding.

WILLDAN GROUP, INC.
FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	July 3, 2015	January 2, 2015

Assets
Current assets:
Cash and cash equivalents	$15,099,000	$20,371,000
Accounts receivable, net of allowance for doubtful accounts of $926,000 and $662,000 at July 3, 2015 and January 2, 2015, respectively	19,392,000	13,189,000
Costs and estimated earnings in excess of billings on uncompleted contracts	16,929,000	12,170,000
Other receivables	323,000	208,000
Prepaid expenses and other current assets	1,475,000	2,244,000
Total current assets	53,218,000	48,182,000

Equipment and leasehold improvements, net	2,690,000	1,384,000
Goodwill	16,856,000	—
Other intangible assets, net	1,819,000	—
Other assets	458,000	535,000
Deferred income taxes, net	4,187,000	4,558,000
Total assets	$79,228,000	$54,659,000

Liabilities and Stockholders’ Equity
Current liabilities:
Excess of outstanding checks over bank balance	$2,403,000	$2,198,000
Accounts payable	7,508,000	3,237,000
Accrued liabilities	11,359,000	10,668,000
Contingent consideration payable	2,552,000	—
Billings in excess of costs and estimated earnings on uncompleted contracts	6,091,000	3,863,000
Notes payable	3,562,000	355,000
Capital lease obligations	339,000	324,000
Deferred income taxes	3,700,000	3,131,000
Total current liabilities	37,514,000	23,776,000

Contingent consideration payable	3,558,000	—
Notes payable	1,912,000	—
Capital lease obligations	297,000	306,000
Deferred lease obligations	249,000	164,000
Total liabilities	43,530,000	24,246,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized: 7,855,000 and 7,635,000 shares issued and outstanding at July 3, 2015 and January 2, 2015, respectively	77,000	76,000
Additional paid-in capital	37,623,000	35,436,000
Accumulated deficit	(2,002,000)	(5,099,000)
Total stockholders’ equity	35,698,000	30,413,000
Total liabilities and stockholders’ equity	$79,228,000	$54,659,000

See accompanying notes to condensed consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2015	2014	2015	2014

Contract revenue	$36,773,000	$26,970,000	$70,070,000	$49,656,000

Direct costs of contract revenue (exclusive of depreciation and amortization shown separately below):
Salaries and wages	8,210,000	7,003,000	16,195,000	13,205,000
Subcontractor services and other direct costs	14,685,000	9,296,000	26,506,000	16,292,000
Total direct costs of contract revenue	22,895,000	16,299,000	42,701,000	29,497,000

General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	6,282,000	5,014,000	12,923,000	9,932,000
Facilities and facilities related	948,000	1,125,000	1,996,000	2,187,000
Stock-based compensation	154,000	52,000	278,000	93,000
Depreciation and amortization	498,000	102,000	927,000	205,000
Other	3,192,000	2,437,000	5,812,000	4,489,000
Total general and administrative expenses	11,074,000	8,730,000	21,936,000	16,906,000
Income from operations	2,804,000	1,941,000	5,433,000	3,253,000

Other income (expense), net:
Interest income	—	1,000	—	3,000
Interest expense	(58,000)	(3,000)	(108,000)	(7,000)
Other, net	(36,000)	18,000	18,000	67,000
Total other (expense) income, net	(94,000)	16,000	(90,000)	63,000
Income before income taxes	2,710,000	1,957,000	5,343,000	3,316,000

Income tax expense	1,108,000	64,000	2,246,000	108,000
Net income	$1,602,000	$1,893,000	$3,097,000	$3,208,000

Earnings per share:
Basic	$0.20	$0.26	$0.40	$0.43
Diluted	$0.20	$0.25	$0.38	$0.43

Weighted-average shares outstanding:
Basic	7,824,000	7,405,000	7,795,000	7,401,000
Diluted	8,136,000	7,661,000	8,106,000	7,517,000

See accompanying notes to condensed consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	July 3, 2015	June 27, 2014
Cash flows from operating activities:
Net income	$3,097,000	$3,208,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	921,000	205,000
Deferred income taxes	940,000	—
Loss on sale of equipment	3,000	2,000
Provision for doubtful accounts	440,000	191,000
Stock-based compensation	278,000	93,000
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts receivable	(5,598,000)	755,000
Costs and estimated earnings in excess of billings on uncompleted contracts	(4,269,000)	(3,388,000)
Other receivables	(115,000)	(237,000)
Prepaid expenses and other current assets	810,000	1,138,000
Other assets	77,000	(313,000)
Accounts payable	3,789,000	1,128,000
Changes in excess of outstanding checks over bank balance	205,000	(54,000)
Accrued liabilities	217,000	1,333,000
Billings in excess of costs and estimated earnings on uncompleted contracts	2,158,000	423,000
Deferred lease obligations	85,000	(76,000)
Net cash provided by operating activities	3,038,000	4,408,000

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(1,329,000)	(330,000)
Cash paid for acquisitions, net of cash acquired	(8,168,000)	—
Net cash used in investing activities	(9,497,000)	(330,000)

Cash flows from financing activities:
Payments on notes payable	(1,131,000)	(402,000)
Proceeds from notes payable	2,000,000	—
Principal payments on capital lease obligations	(107,000)	183,000
Proceeds from stock option exercise	347,000	84,000
Proceeds from sales of common stock under employee stock purchase plan	78,000	28,000
Net cash provided by (used in) financing activities	1,187,000	(107,000)
Net (decrease) increase in cash and cash equivalents	(5,272,000)	3,971,000
Cash and cash equivalents at beginning of the period	20,371,000	8,134,000
Cash and cash equivalents at end of the period	$15,099,000	$12,105,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$104,000	$7,000
Income taxes	367,000	20,000

Supplemental disclosures of noncash investing and financing activities:
Issuance of notes payable related to business acquisitions	$4,250,000	$—
Issuance of common stock related to business acquisitions	1,485,000	—
Contingent consideration related to business acquisitions	6,110,000	—
Equipment acquired under capital lease obligations	$113,000	$334,000

See accompanying notes to condensed consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 3, 2015
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

Retainage is included in accounts receivable in the accompanying consolidated financial statements. Retainage represents the billed amount that is retained by the customer, in accordance with the terms of the contract, generally until performance is substantially complete.  At July 3, 2015 and January 2, 2015, the Company had retained accounts receivable of approximately $943,000 and $700,000, respectively.

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

The Company tests goodwill at least annually for possible impairment. The Company completes annual testing of goodwill as of the last day of the first month of its fourth fiscal quarter each year to determine whether there is impairment. In addition to the annual test, the Company regularly evaluates whether events and circumstances have occurred that may indicate a potential impairment of goodwill. As of July 3, 2015, the Company had $16.9 million of goodwill, which primarily relates to its Energy Efficiency Services reporting segment and the acquisitions of Abacus and 360 Energy and also relates to its Public Finance Services reporting segment and the acquisition of Economists.com, LLC.

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

Liquidity

The Company had $15.1 million of cash and cash equivalents as of July 3, 2015. The Company’s primary sources of liquidity are cash generated from operations and its revolving line of credit with BMO Harris Bank, National Association (“BMO”), which matures on March 24, 2016, subject to extension to March 24, 2017 (see Note 7). While the Company believes that its cash and cash equivalents on hand,  cash generated by operating activities and funds available under its line of credit (if needed and if available) will be sufficient to finance its operating activities for at least the next 12 months, if the Company does experience a cash flow shortage or violate the current terms of its credit agreement, the Company may have difficulty obtaining additional funds on favorable terms, if at all, to meet its obligations as they come due in the normal course of business.

Recent Accounting Pronouncements

Discontinued Operations

In April 2014, the FASB issued guidance on reporting discontinued operations. The new guidance changed the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has or will have a major effect on an entity’s operations and financial results. The guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. The standard was required to be adopted in annual periods beginning on or after December 15, 2014. The adoption of this guidance did not have an impact on our consolidated financial position, results of operations or cash flows.

Revenue Recognition

In May 2014, the FASB issued an amendment to the accounting guidance related to revenue recognition. Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606, provides for a single comprehensive principles based standard for the recognition of revenue across all industries through the application of the following five-step process: Step 1—Identify the contract(s) with a customer, Step 2—Identify the performance obligations in the contract, Step 3—Determine the transaction price, Step 4—Allocate the transaction price to the performance obligations in the contract, and Step 5—Recognize revenue when (or as) the entity satisfies a performance obligation. The new guidance is effective for annual periods beginning after December 15, 2017. We are evaluating the impact that adopting this guidance will have on our consolidated financial statements, including the method of adoption.

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

Pursuant to the terms of the Stock Purchase Agreement, dated as of January 15, 2015, by and between the Company, WES, Abacus and the selling shareholders of Abacus (the “Abacus Shareholders”), WES will pay the Abacus Shareholders a maximum purchase price of $6.1 million, consisting of (i) $2.5 million in cash which was paid at closing, with the balance of $0.6 million paid after closing, (ii) 75,758 shares of Common Stock, par value $0.01 per share, of the Company (“Common Stock”) with a fair value of $0.9 million which were issued at closing, (iii) $1.25 million aggregate principal amount of promissory notes issued to the Abacus Shareholders at closing and (iv) up to $1.4 million in cash, based on the achievement of certain financial targets by Abacus at the end of the Company’s 2015 and 2016 fiscal years.

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

On April 3, 2015, the Company’s wholly-owned subsidiary, Willdan Financial Services (“WFS”) acquired substantially all of the assets of Economists.com, LLC (“Economists LLC”), a Texas-based economic analysis and financial solutions firm serving the municipal and public sectors. Pursuant to the terms of the Asset Purchase Agreement, dated April 3, 2015, by and between WFS and Economists LLC, WFS will pay Economists LLC a maximum purchase price of $1.1 million, consisting of (i) $0.5 million in cash which was paid at closing and (ii) up to $0.6 million in cash, based on the achievement of certain financial targets by the WFS division made up of the assets acquired from, and the former employees of Economists LLC at the end of the Company’s 2015, 2016 and 2017 fiscal years.  The Company used cash on hand to pay the $0.5 million due at closing.

The acquisitions were accounted for as business combinations in accordance with ASC 805. Under ASC 805, the Company recorded the acquired assets and assumed liabilities at their estimated fair value with the excess allocated to goodwill. Goodwill represents the value the Company expects to achieve through the operational synergies and the expansion of the Company into new markets. The Company estimates that the entire $16.9 million of goodwill resulting from the acquisitions will be tax deductible. Consideration for the acquisitions includes the following:

	360 Energy	Abacus	Economists, LLC	Total

Cash paid	$4,875,000	$3,135,000	$490,000	$8,500,000
Issuance of common stock	571,000	914,000	—	1,485,000
Issuance of notes payable	3,000,000	1,250,000	—	4,250,000
Contingent consideration	5,061,000	681,000	368,000	6,110,000
Total consideration	$13,507,000	$5,980,000	$858,000	$20,345,000

The following table summarizes the preliminary amounts for the acquired assets recorded at their estimated fair value as of the acquisition date:

	360 Energy	Abacus	Economists, LLC	Total

Cash acquired	$—	$332,000	$—	$332,000
Property, plant and equipment	153,000	104,000	—	257,000
Backlog	158,000	161,000	—	319,000
Tradename	666,000	366,000	—	1,032,000
Non-compete agreements	876,000	137,000	—	1,013,000
Other assets, net	41,000	495,000	—	536,000
Goodwill	11,613,000	4,385,000	858,000	16,856,000
Net assets acquired	$13,507,000	$5,980,000	$858,000	$20,345,000

As of July 3, 2015, the Company had not completed its final estimate of fair value of the assets acquired and liabilities assumed due to the timing of such transactions and incomplete information necessary to finalize such estimates of fair value. Accordingly, the Company has preliminarily estimated the fair values of the assets acquired and the liabilities assumed.  The Company will finalize the fair value estimates within twelve months of the acquisition date.

The acquisition date fair value of the intangible asset relating to tradenames was estimated using comparable values ascribed in other recent market transactions as well as taking into account Abacus’s, 360 Energy’s and Economists LLC’s market position in their respective markets. These assets are deemed to have a finite life. As of July 3, 2015, the Company has contingent consideration payable of $6.1 million related to these acquisitions. Contingent consideration is subject to change for each reporting period through settlement. The Company measures the contingent earn-out liabilities at fair value on the date of acquisition and on a recurring basis using significant unobservable inputs classified within Level 3 of the fair value hierarchy. The Company uses a probability-weighted discounted income approach as a valuation technique to convert future estimated cash flows to a single present value amount. The significant unobservable inputs used in the fair value measurements are operating income projections over the earn-out period, and the probability outcome percentages assigned to each scenario. Significant increases or decreases to either of these inputs in isolation would result in a significantly higher or lower liability, with a higher liability capped by the contractual maximum of the contingent earn-out obligation. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate and amount paid will be recorded in earnings.

The following unaudited pro forma financial information for the three and six months ended July 3, 2015 and June 27, 2014 assumes the acquisitions occurred on December 28, 2013 as follows:

	Three Months Ended		Six Months Ended
In thousands (except per share data)	July 3, 2015	June 27, 2014	July 3, 2015	June 27, 2014
Pro forma revenue	$37,773	$33,328	$70,542	$59,703

Pro forma income from operations	2,858	2,244	5,627	3,860
Pro forma net income	$1,689	$2,722	$3,265	$4,738

Earnings per share:
Basic	$0.22	$0.37	$0.42	$0.64
Diluted	$0.21	$0.36	$0.38	$0.63

Weighted average shares outstanding:
Basic	7,824	7,405	7,795	7,401
Diluted	8,136	7,661	8,106	7,517

This pro forma supplemental information does not purport to be indicative of what the company’s operating results would have been had these transactions occurred on December 28, 2013 and may not be indicative of future operating results.

During the six months ended July 3, 2015, these acquisitions contributed $11.4 million in revenue and $0.3 million of income from operations.

3.                                                              GOODWILL AND OTHER INTANGIBLE ASSETS

As of July 3, 2015, the Company had $16.9 million of goodwill, which primarily relates to the Energy Efficiency Services reporting segment and the acquisitions of Abacus and 360 Energy and also relates to the Public Finance Services reporting segment and the acquisition of Economists LLC. The changes in the carrying value of goodwill by reporting unit for the six months ended July 3, 2015 were as follows:

	January 2, 2015	Additions	July 3, 2015
Reporting Unit:
Energy Solutions	$—	$15,998,000	$15,998,000
Financial Services	$—	$858,000	$858,000

	$—	$16,856,000	$16,856,000

The gross amounts and accumulated amortization of the Company’s acquired identifiable intangible assets with finite useful lives as of July 3, 2015 included in intangible assets, net in the accompanying condensed consolidated balance sheets, were as follows:

	July 3, 2015		January 2, 2015
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization	Amortization Period (yrs)
Backlog	$319,000	$282,000	$—	$—	1-2
Tradename	1,032,000	168,000	—	—	2.5-3.5
Non-compete agreements	1,013,000	95,000	—	—	5
	$2,364,000	$545,000	$—	$—

The Company’s amortization expense for acquired identifiable intangible assets with finite useful lives was $0.3 million and $0.6 million for the fiscal three and six months ended July 3, 2015, respectively, as compared to no amortization expense for the fiscal three and six months ended June 27, 2014.  Estimated amortization expense for acquired identifiable intangible assets for the remainder of fiscal 2015 and the succeeding years is as follows:

Fiscal year:
2015	$313,000
2016	539,000
2017	466,000
2018	298,000
2019	203,000

$1,819,000

The purchase price allocations as described in Note 2 are preliminary as of July 3, 2015. Accordingly goodwill and intangible assets presented in this footnote will be updated should there be purchase price allocation adjustments as the allocations are finalized.

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

The following table sets forth the number of weighted-average shares used to compute basic and diluted EPS:

	Three Months Ended		Six Months Ended
	July 3, 2015	June 27, 2014	July 3, 2015	June 27, 2014

Net income	$1,602,000	$1,893,000	$3,097,000	$3,208,000

Weighted-average common shares outstanding	7,824,000	7,405,000	7,795,000	7,401,000
Effect of dilutive stock options	312,000	256,000	311,000	116,000
Weighted-average common shares outstanding-diluted	8,136,000	7,661,000	8,106,000	7,517,000

Earnings per share:
Basic	$0.20	$0.26	$0.40	$0.43
Diluted	$0.20	$0.25	$0.38	$0.43

For each of the three and six months ended July 3, 2015, 227,867 options were excluded from the calculation of dilutive potential common shares.  For the three and six months ended June 27, 2014, 268,500 and 289,500 options, respectively, were excluded from the calculation of dilutive potential common shares. These options were not included in the computation of dilutive potential common shares because the assumed proceeds per share exceeded the average market price per share for the 2015 and 2014 periods. Accordingly, the inclusion of these options would have been anti-dilutive.

5.                                                              EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consist of the following:

	July 3, 2015	January 2, 2015
Furniture and fixtures	$3,106,000	$2,994,000
Computer hardware and software	6,436,000	5,667,000
Leasehold improvements	769,000	785,000
Equipment under capital leases	1,009,000	919,000
Automobiles, trucks, and field equipment	738,000	677,000
	12,058,000	11,042,000
Accumulated depreciation and amortization	(9,368,000)	(9,658,000)
Equipment and leasehold improvements, net	$2,690,000	$1,384,000

6.                                                              ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	July 3, 2015	January 2, 2015
Accrued bonuses	$679,000	$1,450,000
Accrued interest	4,000	—
Paid leave bank	1,799,000	1,404,000
Compensation and payroll taxes	1,479,000	1,371,000
Accrued legal	1,025,000	556,000
Accrued workers’ compensation insurance	272,000	192,000
Accrued rent	70,000	149,000
Employee withholdings	941,000	637,000
Client deposits	840,000	79,000
Unvouchered accounts payable	2,784,000	4,462,000
Other	1,466,000	368,000
Total accrued liabilities	$11,359,000	$10,668,000

7.                                                              DEBT

Notes payable consist of the following:

	July 3, 2015	January 2, 2015
BMO term note	$1,900,000	$—
Notes payable related to acquisitions	3,516,000	—
Notes payable related to insurance	57,000	352,000
Other	1,000	3,000
Total notes payable	5,474,000	355,000
Less current portion	3,562,000	355,000
Notes payable, less current portion	$1,912,000	$—

To finance the acquisitions of Abacus and 360 Energy, Willdan borrowed $2.0 million under its delayed draw term loan facility pursuant to the BMO Credit Agreement described below. The term loan bears interest at the LIBOR rate plus an applicable margin ranging between 2.25% and 2.75%, set at the LIBOR rate plus 2.75% as of July 3, 2015, and matures on March 24, 2016, subject to extension as described below. Interest on the term loan is payable quarterly, beginning April 13, 2015 and was 2.78% as of July 3, 2015. Principal on the term loan is payable on the last day of each March, June, September, and December in each year, commencing on March 31, 2015, with the amount of each such principal installment equal to: (i) $50,000 on the last day of March, June, September and December 2015, and (ii) all remaining outstanding principal amount on March 24, 2016. The term loan is governed by the terms of the BMO Credit Agreement.

On January 15, 2015, in connection with the completion of the acquisition of Abacus, WES issued promissory notes to Mark Kinzer (the “Kinzer Note”) and Steve Rubbert (the “Rubbert Note” and, together with the Kinzer Note, the “Abacus Notes”). The initial outstanding principal amounts of the Kinzer Note and the Rubbert Note were $625,000 and $625,000, respectively. The Abacus Notes provide for a fixed interest rate of 4% per annum. The Abacus Notes are fully amortizing and payable in equal monthly installments between January 15, 2015 and their January 15, 2017 maturity date.  The Abacus Notes contain events of default provisions customary for documents of this nature. Mr. Kinzer and Mr. Rubbert have entered into a Subordination Agreement, dated as of January 15, 2015, in favor of BMO Harris, pursuant to which any indebtedness under the Abacus Notes is subordinated to any indebtedness under the BMO Credit Agreement. Through July 3, 2015 the Company had made payments of approximately $252,000 on the Abacus Notes and the outstanding balance was $998,000 as of July 3, 2015.

On January 15, 2015, in connection with the completion of the acquisition of 360 Energy, WES issued a promissory note to 360 Energy (the “360 Energy Note”). The initial outstanding principal amount of the 360 Energy Note was $3,000,000. The 360 Energy Note provides for a fixed interest rate of 4% per annum. The 360 Energy Note is fully amortizing and payable in equal monthly installments between January 15, 2015 and its January 15, 2018 maturity date.  The 360 Energy Note contains events of default provisions customary for documents of this nature.  360 Energy has entered into a Subordination Agreement, dated as of January 15, 2015, in favor of BMO Harris, pursuant to which any indebtedness under the 360 Energy Note is subordinated to any indebtedness under the BMO Credit Agreement. Through July 3, 2015 the Company had made payments of approximately $481,000 on the 360 Energy Note and the outstanding balance was $2,518,000 as of July 3, 2015.

BMO Credit Facility:  On March 24, 2014, the Company and its subsidiaries, as guarantors, entered into a credit agreement with BMO Harris Bank, N.A., or BMO, that provides for a revolving line of credit of up to $7.5 million, subject to a borrowing base calculation, and a delayed draw term loan facility of up to $2.5 million. The $7.5 million revolving credit facility includes a $5.0 million standby letter of credit sub-facility. On January 15, 2015, the Company and its subsidiaries, as guarantors, entered into the Second Amendment (the “Second Amendment”) to the Credit Agreement (as amended, the “BMO Credit Agreement”) to, among other things, permit the acquisitions of Abacus and 360 Energy, the incurrence of the notes and guarantees issued in connection with the acquisitions of Abacus and 360 Energy and to add Abacus as a guarantor under the BMO Credit Agreement. The Second Amendment also increased the amount available to the Company for borrowing under the delayed draw term loan facility from $2.5 million to $3.0 million. To finance the acquisition of Abacus and 360 Energy, the Company borrowed $2.0 million under the delayed draw term loan facility. As of July 3, 2015, there was approximately $1.9 million of term loans outstanding, with the remaining $1.1 million under the delayed draw term loan facility available for borrowing, and there was no outstanding borrowings under the revolving line of credit, with all $7.5 million under the revolving line of credit available for borrowing.

All borrowings under the revolving line of credit are limited to a borrowing base equal to roughly 75% of the eligible accounts receivable plus 50% of the lower of cost or market value of the Company’s eligible inventory, each term as defined in the BMO Credit Agreement. Under the BMO Credit Agreement, as of July 3, 2015, no cash amounts are restricted. The revolving line of credit matures on March 24, 2016 and term loans can be requested at any time prior to February 23, 2016. Subject to certain conditions, including that the Company is not in default under the BMO Credit Agreement and that the Company’s trailing twelve month EBITDA (as defined in the BMO Credit Agreement) is not less than $10.0 million as of the end of the third fiscal quarter of 2015, the Company may request that the maturity date be extended by one year to March 24, 2017 and term loans could accordingly be requested at any time prior to February 22, 2017.  As of July 3, 2015, the Company was in compliance with the covenants and conditions that would allow an extension to March 24, 2017. If the conditions to extend are not met, the Company would either repay the outstanding balance or refinance the revolving line of credit.

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

The BMO Credit Agreement also includes customary negative covenants, including (i) restrictions on the incurrence of additional indebtedness by the Company or the Guarantors other than indebtedness existing on the date of the BMO Credit Agreement, (ii) restrictions on the total consideration for all permitted acquisitions (including potential future earn-out obligations) shall not exceed $1.5 million during the term of the agreement and the total consideration for any individual permitted acquisition shall not exceed $750,000 without BMO’s consent, and (iii) limitations on asset sales, mergers and acquisitions. In addition, the credit agreement includes customary events of default. Upon the occurrence of an event of default, the interest rate may be increased by 2.0%, BMO has the option to make any loans then outstanding under the BMO Credit Agreement immediately due and payable, and BMO would no longer be obligated to extend further credit to the Company under the BMO Credit Agreement. As of July 3, 2015 the Company was in compliance with the covenants under the BMO Credit Agreement.

Insurance Premiums. The Company has also financed, from time to time, insurance premiums by entering into unsecured notes payable with insurance companies. During the Company’s annual insurance renewals in the fourth quarter of its fiscal year ended January 2, 2015, the Company elected to finance its insurance premiums for the upcoming fiscal year.

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

9.                                                              INCOME TAXES

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the financial reporting basis and tax basis of the Company’s assets and liabilities, subject to a judgmental assessment of the recoverability of deferred tax assets. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets may not be realized. Significant judgment is applied when assessing the need for valuation allowances. Areas of estimation include the Company’s consideration of future taxable income and ongoing prudent and feasible tax planning strategies. Should a change in circumstances lead to a change in judgment about the utilization of deferred tax assets in future years, the Company would adjust the related valuation allowances in the period that the change in circumstances occurs, along with a corresponding increase or charge to income. As of July 3, 2015, the Company believes it is more likely than not that it will be able to realize all of its deferred tax assets.  Accordingly, no valuation allowance is recorded as of the balance sheet date.  The Company will continue to assess the need for a valuation allowance in the future.

The Company recognizes the tax benefit from uncertain tax positions if it is more likely than not that the tax positions will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefit is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of July 3, 3015, the Company has not recorded a liability for uncertain tax positions.

Based on management’s estimates and determination of an effective tax rate for the year, the Company recorded an income tax expense of $1.1 million and $2.2 million for the three and six months ended July 3, 2015, respectively, as compared to an income tax expense of $64,000 and $108,000 for the three and six months ended June 27, 2014, respectively. The difference between the tax expense recorded at July 3, 2015 and the expense that would be recorded by applying the federal statutory rate primarily relates to state income taxes and certain expenses that are non-deductible for tax purposes, including meals and entertainment, lobbying and compensation expense related to incentive stock options. Additionally, the income tax expense in the current quarter reflects an adjustment to the tax effected value of deferred tax assets and liabilities resulting from changes in the estimated effective state income tax rate.

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

The accounting policies applied to determine the segment information are the same as those described in the summary of significant accounting policies included in the Company’s 2014 Annual Report on Form 10-K filed on March 31, 2015. There were no intersegment sales in the three and six month periods ended July 3, 2015 and June 27, 2014. Management evaluates the performance of each segment based upon income or loss from operations before income taxes. Certain segment asset information including expenditures for long-lived assets has not been presented as it is not reported to or reviewed by the chief operating decision maker. In addition, enterprise-wide service line contract revenue is not included as it is impracticable to report this information for each group of similar services.

Financial information with respect to the reportable segments as of and for the fiscal three and six months ended July 3, 2015 and as of and for the fiscal three and six months ended June 27, 2014 is as follows:

	Energy Efficiency Services	Engineering Services	Public Finance Services	Homeland Security Services	Unallocated Corporate	Intersegment	Consolidated Total
Fiscal Three Months Ended July 3, 2015
Contract revenue	$21,537,000	$11,505,000	$3,025,000	$706,000	$—	$—	$36,773,000
Segment profit (loss) before income taxes	1,549,000	1,024,000	150,000	(22,000)	9,000	—	2,710,000
Net income (loss)	918,000	578,000	118,000	(12,000)	—	—	1,602,000
Segment assets(1)	40,622,000	14,037,000	4,907,000	880,000	41,912,000	(23,130,000)	79,228,000

Fiscal Three Months Ended June 27, 2014
Contract revenue	$13,699,000	$9,526,000	$2,691,000	$1,054,000	$—	$—	$26,970,000
Segment profit (loss) before income taxes	1,526,000	612,000	13,000	106,000	(300,000)	—	1,957,000
Net income (loss)	1,473,000	593,000	13,000	104,000	(290,000)	—	1,893,000
Segment assets(1)	14,990,000	8,904,000	3,485,000	1,218,000	38,793,000	(23,130,000)	44,260,000

Fiscal Six Months Ended July 3, 2015
Contract revenue	$40,443,000	$22,309,000	$5,696,000	$1,622,000	$—	$—	$70,070,000
Segment profit (loss) before income taxes	3,381,000	2,160,000	191,000	77,000	(466,000)	—	5,343,000
Net income (loss)	1,959,000	1,204,000	160,000	44,000	(270,000)	—	3,097,000
Segment assets(1)	40,622,000	14,037,000	4,907,000	880,000	41,912,000	(23,130,000)	79,228,000

Fiscal Six Months Ended June 27, 2014
Contract revenue	$24,058,000	$18,419,000	$5,181,000	$1,998,000	$—	$—	$49,656,000
Segment profit (loss) before income taxes	2,053,000	1,141,000	250,000	172,000	(300,000)		3,316,000
Net income (loss)	1,980,000	1,107,000	244,000	167,000	(290,000)	—	3,208,000
Segment assets(1)	14,990,000	8,904,000	3,485,000	1,218,000	38,793,000	(23,130,000)	44,260,000

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

City of Glendale v. Willdan Financial Services, Superior Court of California, Los Angeles County

A complaint was filed against the Company on July 16, 2014 relating to a project performed by Willdan Financial Services to prepare a Cost of Services Analysis (a “COSA”) for the Department of Water and Power of the City of Glendale, California (the “City of Glendale”). The purpose of the COSA was to assist the City of Glendale in setting water rates for property owners. The lawsuit alleges that the City of Glendale suffered damages due to mistakes in the COSA, as follows: the City of Glendale received less revenue than anticipated in an amount exceeding $9,000,000; the City of Glendale was required to retain another consultant to prepare a new COSA at the cost of $130,000; and the City of Glendale incurred costs associated with noticing and conducting public hearings at a cost of $83,052. The Company denies the allegations asserted in the lawsuit and will vigorously defend against the claims. Additionally, this matter is covered by the Company’s professional liability insurance policy up to its policy limits.

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

•                       Energy Efficiency and Sustainability;

•                       Engineering and Planning;

•                       Economic and Financial Consulting; and

•                       National Preparedness and Interoperability

We operate our business through a network of offices located primarily in California and New York. We also have operations in Arizona, Florida, Kansas, Oregon, Texas, Washington and Washington, DC. As of July 3, 2015, we had 690 employees, which includes licensed engineers and other professionals. Historically, our clients have primarily been public agencies in communities with populations ranging from 10,000 to 300,000 people. We believe communities of this size are underserved by large outsourcing companies that tend to focus on securing large federal and state projects, as well as projects for the private sector. We seek to establish close working relationships with our clients and expand the breadth and depth of the services we provide to them over time.

Our business with public and private utilities is concentrated in California and New York. We also have business with utilities in Texas, Illinois, Ohio and Washington State. While we currently serve communities throughout the country, our business with public agencies is concentrated in California and Arizona, where we serve special districts, school districts, a range of public agencies and private industry.

We were founded in 1964 and Willdan Group, Inc., a Delaware corporation, was formed in 2006 to serve as our holding company. We consist of a family of wholly owned companies that operate within the following segments for financial reporting purposes:

Energy Efficiency Services.   Our Energy Efficiency Services segment consists of the business of our subsidiary, Willdan Energy Solutions, which offers energy efficiency and sustainability consulting services to utilities, public agencies and private industry. This segment is currently our largest segment based on contract revenue, representing approximately 57.7% and 48.4% of our consolidated contract revenue for the six months ended July 3, 2015 and June 27, 2014, respectively.

Engineering Services.    Our Engineering Services segment includes the operations of our subsidiaries, Willdan Engineering, Willdan Infrastructure and Public Agency Resources (“PARs”). Willdan Engineering provides civil engineering-related and city planning services to our clients. PARs primarily provides staffing to Willdan Engineering.  Contract revenue for the Engineering Services segment represented approximately 31.8% and 37.1% of our consolidated contract revenue for the six months ended July 3, 2015 and June 27, 2014, respectively.

Public Finance Services.    Our Public Finance Services segment consists of the business of our subsidiary, Willdan Financial Services, which offers economic and financial consulting services to public agencies.  Contract revenue for the Public Finance Services segment represented approximately 8.1% and 10.4% of our consolidated contract revenue for the six months ended July 3, 2015 and June 27, 2014, respectively.

Homeland Security Services.    Our Homeland Security Services segment consists of the business of our subsidiary, Willdan Homeland Solutions, which offers national preparedness and interoperability services and communications and technology solutions. Contract revenue for our Homeland Security Services segment represented approximately 2.3% and 4.0% of our consolidated contract revenue for the six months ended July 3, 2015 and June 27, 2014, respectively.

Recent Developments

On April 3, 2015, our wholly-owned subsidiary, Willdan Financial Services (“WFS”) acquired substantially all of the assets of Economists.com, LLC (“Economists LLC”), a Texas-based economic analysis and financial solutions firm serving the municipal and public sectors. Pursuant to the terms of the Asset Purchase Agreement, dated April 3, 2015, by and between WFS and Economists LLC, WFS will pay Economists LLC a maximum purchase price of $1.1 million, consisting of (i) $0.5 million in cash which was paid at closing and (ii) up to $0.6 million in cash, based on the achievement of certain financial targets by the WFS division made up of the assets acquired from, and the former employees of Economists LLC at the end of our 2015, 2016 and 2017 fiscal years.

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

On January 15, 2015, we and our wholly-owned subsidiary, Willdan Energy Solutions (“WES”) completed two separate acquisitions. We acquired all of the outstanding shares of Abacus, an Oregon-based energy engineering company. In addition, we also acquired substantially all of the assets of 360 Energy, a Kansas-based energy and engineering energy management consulting company.

On April 3, 2015, our wholly-owned subsidiary, WFS acquired substantially all of the assets of Economists LLC, a Texas-based economic analysis and financial solutions firm serving the municipal and public sectors.

As of July 3, 2015, we had not completed our final estimate of fair value of the assets acquired and liabilities assumed for these acquisitions due to the timing of such transactions and incomplete information necessary to finalize such estimates of fair value. Accordingly, we have preliminarily estimated the fair values of the assets acquired and the liabilities assumed. We will finalize the fair value estimates within twelve months of the acquisition date.  See Note 2 to our consolidated financial statements.

Goodwill

We test our goodwill at least annually for possible impairment. We complete our annual testing of goodwill as of the last day of the first month of our fourth fiscal quarter each year to determine whether there is impairment. In addition to our annual test, we regularly evaluate whether events and circumstances have occurred that may indicate a potential impairment of goodwill. As of July 3, 2015, we had $16.9 million of goodwill, which primarily relates to the Energy Efficiency Services reporting segment and the acquisitions of Abacus and 360 Energy and also relates to the Public Finance Services reporting segment and the acquisition of Economists LLC.

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

	Fiscal Three Months Ended		Fiscal Six Months Ended
Statement of Operations Data	July 3, 2015	June 27, 2014	July 3, 2015	June 27, 2014
(unaudited)

Contract revenue	100.0%	100.0%	100.0%	100.0%
Direct costs of contract revenue (exclusive of depreciation and amortization shown separately below):
Salaries and wages	22.3	26.0	23.1	26.6
Subcontractor services and other direct costs	40.0	34.5	37.8	32.8
Total direct costs of contract revenue	62.3	60.4	60.9	59.4
General and administrative expenses:
Salaries and wages, payroll taxes, employee benefits	17.1	18.6	18.4	20.0
Facilities and facilities related	2.6	4.2	2.8	4.4
Stock-based compensation	0.3	0.2	0.3	0.2
Depreciation and amortization	1.4	0.4	1.3	0.4
Other	8.7	9.0	8.3	9.0
Total general and administrative expenses	30.1	32.4	31.3	34.0
Income from operations	7.6	7.2	7.8	6.6
Other income (expense):
Interest income	—	—	—	—
Interest expense	(0.2)	—	(0.2)	—
Other, net	(0.1)	0.1	0.1	0.1
Total other (expense) income, net	(0.3)	0.1	(0.1)	0.1
Income before income tax expense	7.4	7.3	7.6	6.7
Income tax expense	3.0	0.2	3.2	0.2
Net income	4.4%	7.0%	4.4%	6.5%

Three Months Ended July 3, 2015 Compared to Three Months Ended June 27, 2014

Contract revenue.    Our contract revenue was $36.8 million for the three months ended July 3, 2015, with $21.5 million attributable to the Energy Efficiency Services segment, $11.5 million attributable to the Engineering Services segment, $3.0 million attributable to the Public Finance Services segment, and $0.7 million attributable to the Homeland Security Services segment. Consolidated contract revenue increased $9.8 million, or 36.3%, to $36.8 million for the three months ended July 3, 2015 as compared to $27.0 million for the three months ended June 27, 2014. Included in contract revenue for the three months ended July 3, 2015 was incremental contract revenue of $7.7 million attributable to our acquisitions of Abacus and 360 Energy that we completed on January 15, 2015.  Contract revenue in our Energy Efficiency Services segment increased $7.8 million, or 57.2%, to $21.5 million for the three months ended July 3, 2015 as compared to $13.7 million for the three months ended June 27, 2014.  As noted, a primary reason for this increase was the incremental revenue of $7.7 million as a result of the completion of the acquisitions of Abacus and 360 Energy on January 15, 2015. Contract revenue for the Engineering Services and Public Finance Services segments increased $2.0 million, or 20.8%, and $0.3 million, or 12.4%, respectively, for the three months ended July 3, 2015 as compared to the three months ended June 27, 2014. Contract revenue for the Engineering Services segment increased primarily due to greater demand for our city engineering services in northern California, our building and safety services, and our construction management services. Contract revenue for the Homeland Security Services segment decreased by $0.3 million, or 33.0% for the three months ended July 3, 2015 to $0.7 million as compared to $1.1 million for the three months ended June 27, 2014. Revenue in the Homeland Security Services segment decreased due to slightly lower levels of activity in the traditional planning, training and exercise consulting services business.

Direct costs of contract revenue.    Direct costs of contract revenue were $22.9 million for the three months ended July 3, 2015, with $14.5 million attributable to the Energy Efficiency Services segment, $6.7 million attributable to the Engineering Services segment,  $1.2 million attributable to the Public Finance Services segment, and $0.5 million attributable to the Homeland Security Services segment. Included in direct costs of contract revenue for the three months ended July 3, 2015 was incremental direct costs of revenue of $6.2 million attributable to our acquisitions of Abacus and 360 Energy that we completed on January 15, 2015. Overall, direct costs increased by $6.6 million, or 40.5%, to $22.9 million for the three months ended July 3, 2015 from $16.3 million for the three months ended June 27, 2014.  This increase is primarily attributable to increases in direct costs within our Energy Efficiency Services of $5.5 million, or $37.9%, which includes all of the increase contributed by Abacus and 360 Energy. Excluding the acquisitions of 360 Energy and Abacus for the Energy Efficiency Services segment, direct costs decreased by $0.7 million. Direct costs for the Engineering Services and Public Finance Services segments increased $1.2 million, or 22.7%, and $0.1 million, or 5.2%, respectively. Direct costs of contract revenue in our Homeland Security Services segment decreased by $0.2 million.

Direct costs increased as a result of increases in subcontractor services and other direct costs of $5.4 million and an increase in salaries and wages of $1.2 million. Within direct costs of contract revenue, salaries and wages decreased to 22.3% of contract revenue for the three months ended July 3, 2015 from 26.0% for the three months ended June 27, 2014 and subcontractor services and other direct costs increased to 39.9% of contract revenue for the three months ended July 3, 2015 from 34.5% of contract revenue for the three months ended June 27, 2014. Subcontractor services increased primarily because of increased demand for the energy efficiency, sustainability and renewable energy services of our subsidiary Willdan Energy Solutions, which generally utilizes a higher percentage of subcontractors than our other segments. The increased revenue in our Energy Efficiency Services  segment resulted in large part due to the additional revenue contributed by our acquisitions of Abacus and 360 Energy in January 2015.

General and administrative expenses.    General and administrative expenses increased by $2.3 million, or 26.8%, to $11.1 million for the three months ended July 3, 2015 from $8.7 million for the three months ended June 27, 2014. This was due primarily to increases of $2.3 million, $0.2 million and $0.1 million, in general and administrative expenses of the Energy Efficiency Services, Engineering Services, and Public Finance Services, segments, respectively.  General and administrative expenses in our Homeland Security Services Segment remained flat. Unallocated corporate expenses decreased by $0.3 million. General and administrative expenses as a percentage of contract revenue decreased to 30.1% for the three months ended July 3, 2015 as compared to 32.4% for the three months ended June 27, 2014.

Of the $2.3 million increase in general and administrative expenses, approximately $1.3 million relates to increases in salaries and wages, payroll taxes and employee benefits. The increase in employee related costs primarily resulted from increased headcount within our Energy Efficiency and Engineering Services segments. Other general and administrative expenses increased by $0.8 million. Depreciation and amortization expenses increased by $0.4 million. Facilities and facilities related expenses decreased by $0.2 million. Stock-based compensation expenses also increased by $0.2 million.

Income from operations.     As a result of the above factors, our operating income was $2.8 million for the three months ended July 3, 2015 as compared to operating income of $1.9 million for the three months ended June 27, 2014.  Income from operations as a percentage of contract revenue was 7.6% for the three months ended July 3, 2015, as compared to 7.2% in the prior year period.

Other (expense) income, net.    Other expense, net was $94,000 for the three months ended July 3, 2015, as compared to other income, net of $16,000 for the three months ended June 27, 2014. This increase in expense is primarily the result of higher interest expense due to increased borrowings under our delayed draw term loan facility, which were used for the acquisitions of Abacus and 360 Energy.

Income tax expense.    Income tax expense was $1.1 million for the three months ended July 3, 2015, as compared to $64,000 for the three months ended June 27, 2014.  The difference between income tax expense for the three months ended July 3, 2015 versus the three months ended June 27, 2014 is primarily due to recognition of income tax benefit for net operating loss carryforwards that were fully utilized in 2014 and no longer available to offset taxable income. Income tax expense for the three months ended July 3, 2015 primarily relates to federal and state income taxes.  The difference between the tax expense recorded and the expense that would be recorded by applying the federal statutory rate primarily relates to state income taxes and certain expenses that are non-deductible for tax purposes, including meals and entertainment, lobbying and compensation expense related to incentive stock options.  Additionally, the income tax expense in the current quarter reflects an adjustment to the tax effected value of deferred tax assets and liabilities resulting from changes in the estimated effective state income tax rate.

Net income.     As a result of the above factors, our net income was $1.6 million for the three months ended July 3, 2015, as compared to a net income of $1.9 million for the three months ended June 27, 2014.

Six Months Ended July 3, 2015 Compared to Six Months Ended June 27, 2014

Contract revenue.    Our contract revenue was $70.1 million for the six months ended July 3, 2015, with $40.4 million attributable to the Energy Efficiency Services segment, $22.3 million attributable to the Engineering Services segment, $5.7 million attributable to the Public Finance Services segment, and $1.6 million attributable to the Homeland Security Services segment. Consolidated contract revenue increased $20.4 million, or 41.1%, to $70.1 million for the six months ended July 3, 2015 as compared to $49.7 million for the six months ended June 27, 2014. Included in contract revenue for the six months ended July 3, 2015 was incremental contract revenue of $11.4 million attributable to our acquisitions of Abacus and 360 Energy that we completed on January 15, 2015.  Contract revenue in our Energy Efficiency segment increased $16.4 million, or 68.1%, for the six months ended July 3, 2015 as compared to the six months ended June 27, 2014.  As noted, a primary reason for this increase was the incremental revenue of $11.4 million as a result of the completion of the acquisitions of Abacus and 360 Energy on January 15, 2015. Excluding the increase in revenue contributed from the acquisitions of Abacus and 360 Energy, contract revenue for the Energy Efficiency Services segment increased primarily because of an increased demand for energy efficiency services in the states of New York and California, largely due to a contract modification that expanded an existing Small Business Direct Install (“SBDI”) contract with Consolidated Edison. Contract revenue for the Engineering Services and Public Finance Services segments increased $3.9 million, or 21.1%, and $0.5 million, or 9.9%, respectively, for the six months ended July 3, 2015 as compared to the six months ended June 27, 2014.  Contract revenue for the Engineering Services segment increased primarily due to greater demand for our city engineering services in northern California, our building and safety services, and our construction management services. Contract revenue for the Homeland Security Services segment decreased $0.4 million, or 18.8%, to $1.6 million from $2.0 million for the six months ended July 3, 2015 as compared to the six months ended June 27, 2014. Revenue in the Homeland Security Services segment decreased due to slightly lower levels of activity in the traditional planning, training and exercise consulting services business.

Direct costs of contract revenue.    Direct costs of contract revenue were $42.7 million for the six months ended July 3, 2015, with $26.7 million attributable to the Energy Efficiency Services segment, $12.5 million attributable to the Engineering Services segment, $2.4 million attributable to the Public Finance Services segment, and $1.0 million attributable to the Homeland Security Services segment. Included in direct costs of contract revenue for the six months ended July 3, 2015 was incremental direct costs of revenue of $8.8 million attributable to our acquisitions of Abacus and 360 Energy that we completed on January 15, 2015. Overall, direct costs increased by $13.2 million, or 44.8%, to $42.7 million for the six months ended July 3, 2015 from $29.5 million for the six months ended June 27, 2014.  This increase is primarily attributable to increases in direct costs within our Energy Efficiency Services of $10.9 million, or 68.9%, which includes all of the increase contributed by Abacus and 360 Energy. Direct costs for the Engineering Services and Public Finance Services segments increased by $2.3 million, or 22.3%, and $0.2 million, or 10.5%, respectively. Direct costs of contract revenue in our Homeland Security Services segment decreased by $0.2 million, or 17.3% to $1.0 million for the six months ended July 3, 2015 from $1.3 million for the six months ended June 27, 2014.

Direct costs increased as a result of increases in subcontractor services and other direct costs of $10.2 million and an increase in salaries and wages of $3.0 million. Within direct costs of contract revenue, salaries and wages decreased to 23.1% of contract revenue for the six months ended July 3, 2015 from 26.6% for the six months ended June 27, 2014 and subcontractor services and other direct costs increased to 37.8% of contract revenue for the six months ended July 3, 2015 from 32.8% of contract revenue for the six months ended June 27, 2014. Subcontractor services increased primarily because of increased demand for the energy efficiency, sustainability and renewable energy services of our subsidiary Willdan Energy Solutions, which generally utilizes a higher percentage of subcontractors than our other segments. The increased revenue in energy efficiency services resulted in large part due to the additional revenue contributed by our acquisitions of Abacus and 360 Energy in January 2015.

General and administrative expenses.    General and administrative expenses increased by $5.0 million, or 29.6%, to $21.9 million for the six months ended July 3, 2015 from $16.9 million for the six months ended June 27, 2014. This was primarily due to increases of $4.0 million, $0.6 million, and $0.3 million in the general and administrative expenses of the Energy Efficiency Services, the Engineering Services, and the Public Finance Services segments, respectively, partially offset by a decrease of $0.1 million in the general and administrative expenses of our Homeland Security Services segment. The general and administrative expenses of our corporate offices increased by $0.2 million. General and administrative expenses as a percentage of contract revenue decreased to 31.3% for the six months ended July 3, 2015 as compared to 34.0% for the six months ended June 27, 2014.

Of the $5.0 million increase in general and administrative expenses, approximately $3.0 million relates to increases in salaries and wages, payroll taxes and employee benefits. The increase in employee related costs primarily resulted from increased headcount within our Energy Efficiency and Engineering Services segments. Other general and administrative expenses increased by $1.3 million. Facilities and facilities related expenses decreased by $0.2 million. Depreciation and amortization expenses increased by $0.7 million.

Income from operations.     As a result of the above factors, our operating income was $5.4 million for the six months ended July 3, 2015, as compared to operating income of $3.3 million for the six months ended June 27, 2014. Income from operations as a percentage of contract revenue was 7.8% for the six months ended July 3, 2015, as compared to 6.6% in the prior year period.

Other income (expense).    Other expense, net was $90,000 for the six months ended July 3, 2015, as compared to other income, net of $63,000 for the six months ended June 27, 2014. This increase in expense is primarily due to increased borrowings under our delayed draw term loan facility, which were used for the acquisitions of Abacus and 360 Energy.

Income tax expense.     Income tax expense was $2.2 million for the six months ended July 3, 2015, as compared to $108,000 for the six months ended June 27, 2014. The difference between income tax expense for the six months ended July 3, 2015 versus the six months ended June 27, 2014 is primarily due to recognition of income tax benefit for net operating loss carryforwards that were fully utilized in 2014 and no longer available to offset taxable income. Income tax expense for the six months ended July 3, 2015 primarily relates to federal and state income taxes.  The difference between the tax expense recorded and the expense that would be recorded by applying the federal statutory rate primarily relates to state income taxes and certain expenses that are non-deductible for tax purposes, including meals and entertainment, lobbying and compensation expense related to incentive stock options.  Additionally, the income tax expense in the current quarter reflects an adjustment to the tax effected value of deferred tax assets and liabilities resulting from changes in the estimated effective state income tax rate.

Net income.     As a result of the above factors, our net income was $3.1 million for the six months ended July 3, 2015 compared to $3.2 million for the six months ended June 27, 2014.

Liquidity and Capital Resources

As of July 3, 2015, we had $15.1 million of cash and cash equivalents. Our primary sources of liquidity is cash generated from operations. We also have a revolving line of credit with BMO Harris Bank, N.A., which matures on March 24, 2016. Subject to certain conditions, including that the Company is not in default under the BMO Credit Agreement and that the Company’s trailing twelve month EBITDA (as defined in the BMO Credit Agreement) is not less than $10.0 million as of the end of the third fiscal quarter of 2015, the Company may request that the maturity date be extended by one year to March 24, 2017 and term loans could accordingly be requested at any time prior to February 22, 2017. As of July 3, 2015, the Company was in compliance with the covenants and conditions that would allow an extension to March 24, 2017.  If the conditions to extend are not met, the Company would repay the outstanding balance or refinance the credit facility.  We believe that our cash and cash equivalents on hand, cash generated by operating activities and available borrowings under our revolving line of credit (if needed and if available) will be sufficient to finance our operating activities for at least the next 12 months. If we do experience a cash flow shortage or violate the current terms of our credit agreement, we may have difficulty obtaining additional funds on favorable terms, if at all, to meet our obligations as they come due in the normal course of business.

Cash flows from operating activities

Cash flows provided by operating activities were $3.0 million for the six months ended July 3, 2015, as compared to cash flows provided by operating activities of $4.4 million for the six months ended June 27, 2014.  The cash flows provided by operating activities in the six months ended July 3, 2015 were comparatively lower than the prior year period due to a decrease in cash flows from collections of accounts receivable, and increases in costs and estimated earnings in excess of billings on uncompleted contracts, partially offset by increases in cash flows related to other assets, accounts payable, accrued liabilities, and billings in excess of costs and estimated earnings on uncompleted contracts.

Cash flows from investing activities

Cash flows used in investing activities were $9.5 million for the six months ended July 3, 2015 as compared to cash flows used in investing activities of $0.3 million for the six months ended June 27, 2014. The cash flows used in investing activities in the six months ended July 3, 2015 were comparatively higher than the prior year period due primarily to cash paid in January 2015 for acquisitions of Abacus and 360 Energy and cash paid in April 2015 for the acquisition of Economists LLC.

Cash flows from financing activities

Cash flows provided by financing activities were $1.2 million for the six months ended July 3, 2015 compared to cash flows used in financing activities of $0.1 million for the six months ended June 27, 2014.  The cash flows provided by financing activities for the six months ended July 3, 2015 was primarily attributable to the proceeds from the $2.0 million of term loans borrowed under the BMO Credit Agreement for the Abacus and 360 Energy acquisitions, which was partially offset by payments on our notes payable for vehicles and insurance obligations as well as proceeds from stock option exercises. Cash flows used in financing activities for the six months ended June 27, 2014 was primarily attributable to payments on notes payable.

Outstanding indebtedness

BMO Credit Agreement:  On March 24, 2014, we and our subsidiaries, as guarantors, entered into a credit agreement with BMO Harris Bank, N.A., or BMO, that provides for a revolving line of credit of up to $7.5 million, subject to a borrowing base calculation, and a delayed draw term loan facility of up to $2.5 million. The $7.5 million revolving credit facility includes a $5.0 million standby letter of credit sub-facility. On January 15, 2015, we and our subsidiaries, as guarantors, entered into the Second Amendment (the “Second Amendment”) to the Credit Agreement (as amended, the “BMO Credit Agreement”) to, among other things, permit the acquisitions of Abacus and 360 Energy, the incurrence of the notes and guarantees issued in connection with the acquisitions of Abacus and 360 Energy and to add Abacus as a guarantor under the BMO Credit Agreement. The Second Amendment also increased the amount available to us for borrowing under the delayed draw term loan facility from $2,500,000 to $3,000,000. To finance the acquisitions of Abacus and 360 Energy, the Company borrowed $2,000,000 under the delayed draw term loan facility. As of July 3, 2015, there was approximately $1.9 million of term loans outstanding, with the remaining approximately $1.1 million under the delayed draw term loan facility available for borrowing, and there were no outstanding borrowings under the revolving line of credit, with all $7.5 million under the revolving line of credit available for borrowing. The term loan bears interest at the LIBOR rate plus an applicable margin ranging between 2.25% and 2.75%, currently set at the LIBOR rate plus 2.75%, and matures on March 24, 2016. Interest on the term loan is payable quarterly, beginning April 13, 2015. Principal on the term loan is payable on the last day of each March, June, September, and December in each year, commencing on March 31, 2015, with the amount of each such principal installment equal to: (i) $50,000 on the last day of March, June, September and December 2015, and (ii) all remaining outstanding principal amount on March 24, 2016.The term loan is governed by the terms of the BMO Credit Agreement.

All borrowings under the revolving line of credit are limited to a borrowing base equal to roughly 75% of the eligible accounts receivable plus 50% of the lower of cost or market value of our eligible inventory, each term as defined in the BMO Credit Agreement. Under the BMO Credit Agreement, as of July 3, 2015, no cash amounts are restricted. The revolving line of credit matures on March 24, 2016 and term loans can be requested at any time prior to February 23, 2016, which would mature March 24, 2016. Subject to certain conditions, including that we are not in default under the BMO Credit Agreement and that our trailing twelve month EBITDA (as defined in the BMO Credit Agreement) is not less than $10.0 million as of the end of the third fiscal quarter of 2015, we may request that the maturity date be extended by one year to March 24, 2017 and term loans could accordingly be requested at any time prior to February 22, 2017. As of July 3, 2015, we were in compliance with the covenants and conditions that would allow an extension to March 24, 2017. If the conditions to extend are not met, we would either repay the outstanding amounts in full, or refinance the revolving line of credit.

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

The BMO Credit Agreement also includes customary negative covenants, including (i) restrictions on the incurrence of additional indebtedness by us or the Guarantors other than indebtedness existing on the date of the BMO Credit Agreement, (ii) restrictions on the total consideration for all permitted acquisitions (including potential future earn-out obligations) shall not exceed $1.5 million during the term of the agreement and the total consideration for any individual permitted acquisition shall not exceed $750,000 without BMO’s consent, and (iii) limitations on asset sales, mergers and acquisitions. In addition, the credit agreement includes customary events of default. Upon the occurrence of an event of default, the interest rate may be increased by 2.0%, BMO has the option to make any loans then outstanding under the BMO Credit Agreement immediately due and payable, and BMO is no longer obligated to extend further credit to us under the BMO Credit Agreement. As of July 3, 2015, we were in compliance with the covenants under the BMO Credit Agreement.

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

Our $2.0 million term loan bears interest at the LIBOR rate plus an applicable margin ranging between 2.25% and 2.75%, currently set at the LIBOR rate plus 2.75%, and matures on March 24, 2016. Interest on the term loan is payable quarterly, beginning April 13, 2015. Principal on the term loan is payable on the last day of each March, June, September, and December in each year, commencing on March 31, 2015, with the amount of each such principal installment equal to: (i) $50,000 on the last day of March, June, September and December 2015, and (ii) all remaining outstanding principal amount on March 24, 2016.The term loan is governed by the terms of the BMO Credit Agreement.  Approximately $1.3 million of the promissory notes are fully amortizing and payable in equal monthly installments between January 15, 2015 and their January 15, 2017 maturity date.  The remaining $3.0 million of promissory notes are fully amortizing and payable in equal monthly installments between January 15, 2015 and their January 15, 2018 maturity date.  All of the promissory notes provide for a fixed interest rate of 4% per annum.

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

On April 3, 2015, our wholly-owned subsidiary, WFS closing its acquisition of substantially all of the assets of Economists LLC. WFS may be obligated to pay Economists LLC up to $0.6 million in cash, based on the achievement of certain financial targets by the WFS division made up of the assets acquired from, and the former employees of Economists LLC at the end of our 2015, 2016 and 2017 fiscal years.

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

Recent Accounting Pronouncements

Discontinued Operations

In April 2014, the FASB issued guidance on reporting discontinued operations. The new guidance changed the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has or will have a major effect on an entity’s operations and financial results. The guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. The standard was required to be adopted in annual periods beginning on or after December 15, 2014. The adoption of this guidance did not have an impact on our consolidated financial position, results of operations or cash flows.

Revenue Recognition

In May 2014, the FASB issued an amendment to the accounting guidance related to revenue recognition. Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606, provides for a single comprehensive principles based standard for the recognition of revenue across all industries through the application of the following five-step process: Step 1—Identify the contract(s) with a customer, Step 2—Identify the performance obligations in the contract, Step 3—Determine the transaction price, Step 4—Allocate the transaction price to the performance obligations in the contract, and Step 5—Recognize revenue when (or as) the entity satisfies a performance obligation. The new guidance is effective for annual periods beginning after December 15, 2017. We are evaluating the impact that adopting this guidance will have on our consolidated financial statements, including the method of adoption.

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

We had cash and cash equivalents of $15.1 million as of July 3, 2015. This amount represents cash on hand in business checking accounts with BMO Harris Bank.

We do not engage in trading activities and do not participate in foreign currency transactions or utilize derivative financial instruments.

We are subject to interest rate risk in connection with borrowings under our revolving line of credit and delayed draw term loan facility, each of which bears interest at variable rates. At July 3, 2015, we had no borrowings outstanding under our $7.5 million revolving credit facility, with $7.5 million available for borrowing, and we had approximately $1.9 million of term loans outstanding that bears interest at variable rates.  Borrowings under our revolving line of credit will accrue interest at either (i) a floating rate equal to 0.75% above the base rate in effect from time to time or (ii) a floating rate equal to 1.75% above LIBOR, with the interest rate to be selected by us.  Our $2.0 million term loan bears interest at the LIBOR rate plus an applicable margin ranging between 2.25% and 2.75%, currently set at the LIBOR rate plus 2.75%, and matures on March 24, 2016. We do not have any interest rate hedges or swaps.  Based upon the amount outstanding under these loans, a one percentage point change in the assumed interest rate would change our annual interest expense by approximately $19,300 in 2015.

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

In connection with the preparation of this Quarterly Report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of July 3, 2015. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, as of July 3, 2015. No change in our internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

City of Glendale v. Willdan Financial Services, Superior Court of California, Los Angeles County

A complaint was filed against us on July 16, 2014 relating to a project performed by Willdan Financial Services to prepare a Cost of Services Analysis (a “COSA”) for the Department of Water and Power of the City of Glendale, California (the “City of Glendale”). The purpose of the COSA was to assist the City of Glendale in setting water rates for property owners. The lawsuit alleges that the City of Glendale suffered damages due to mistakes in the COSA, as follows: the City of Glendale received less revenue than anticipated in an amount exceeding $9,000,000; the City of Glendale was required to retain another consultant to prepare a new COSA at the cost of $130,000; and the City of Glendale incurred costs associated with noticing and conducting public hearings at a cost of $83,052. We deny the allegations asserted in the lawsuit and will vigorously defend against the claims. Additionally, this matter is covered by our professional liability insurance policy up to its policy limits.

Item 1A.  Risk Factors

There are no material changes to the risk factors set forth in “Item 1A. Risk Factors,” of our Annual Report on Form 10-K for the year ended January 2, 2015.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6.  Exhibits

Exhibit Number		Exhibit Description
3.1		First Amended and Restated Certificate of Incorporation of Willdan Group, Inc., including amendments thereto (1)
3.2		Amended and Restated Bylaws of Willdan Group, Inc. (2)
4.1		Specimen Stock Certificate for shares of the Registrant’s Common Stock (3)
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
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of July 3, 2015 and June 27, 2014; (ii) the Condensed Consolidated Statements of Operations for the three months ended July 3, 2015 and June 27, 2014; (iii) the Condensed Consolidated Statement of Cash Flows for the three months ended July 3, 2015 and June 27, 2014 and (iv) the Notes to the Condensed Consolidated Financial Statements.

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
Date: August 13, 2015