Form 10-Q
period 2015-10-02
Willdan Group, Inc.
filed 2015-11-13
CIK 1370450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2015

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

As of November 11, 2015, there were 7,892,082 shares of common stock, $0.01 par value per share, of Willdan Group, Inc. issued and outstanding.

WILLDAN GROUP, INC.
FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	October 2,	January 2,
	2015	2015
Assets
Current assets:
Cash and cash equivalents	$15,997,000	$20,371,000
Accounts receivable, net of allowance for doubtful accounts of $1,039,000 and $662,000 at October 2, 2015 and January 2, 2015, respectively	15,124,000	13,189,000
Costs and estimated earnings in excess of billings on uncompleted contracts	18,305,000	12,170,000
Other receivables	145,000	208,000
Prepaid expenses and other current assets	1,702,000	2,244,000
Total current assets	51,273,000	48,182,000
Equipment and leasehold improvements, net	2,875,000	1,384,000
Goodwill	16,856,000	—
Other intangible assets, net	1,649,000	—
Other assets	460,000	535,000
Deferred income taxes	3,888,000	4,558,000
Total assets	$77,001,000	$54,659,000
Liabilities and Stockholders’ Equity
Current liabilities:
Excess of outstanding checks over bank balance	$1,346,000	$2,198,000
Accounts payable	6,416,000	3,237,000
Accrued liabilities	9,285,000	10,668,000
Contingent consideration payable	2,552,000	—
Billings in excess of costs and estimated earnings on uncompleted contracts	6,223,000	3,863,000
Notes payable	3,479,000	355,000
Capital lease obligations	379,000	324,000
Deferred income taxes	4,941,000	3,131,000
Total current liabilities	34,621,000	23,776,000
Contingent consideration payable	3,740,000	—
Notes payable	1,498,000	—
Capital lease obligations	172,000	306,000
Deferred lease obligations	278,000	164,000
Total liabilities	40,309,000	24,246,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized; 7,864,000 and 7,635,000 shares issued and outstanding at October 2, 2015 and January 2, 2015, respectively	79,000	76,000
Additional paid-in capital	37,833,000	35,436,000
Accumulated deficit	(1,220,000)	(5,099,000)
Total stockholders’ equity	36,692,000	30,413,000
Total liabilities and stockholders’ equity	$77,001,000	$54,659,000

See accompanying notes to condensed consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2015	2014	2015	2014

Contract revenue	$33,511,000	$28,187,000	$103,581,000	$77,843,000

Direct costs of contract revenue (exclusive of depreciation and amortization shown separately below):
Salaries and wages	7,745,000	7,290,000	23,940,000	20,495,000
Subcontractor services and other direct costs	13,206,000	9,179,000	39,712,000	25,471,000
Total direct costs of contract revenue	20,951,000	16,469,000	63,652,000	45,966,000

General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	6,070,000	5,444,000	18,993,000	15,376,000
Facilities and facility related	1,207,000	1,084,000	3,203,000	3,271,000
Stock-based compensation	190,000	81,000	468,000	174,000
Depreciation and amortization	349,000	124,000	1,276,000	329,000
Other	3,103,000	2,334,000	8,915,000	6,823,000
Total general and administrative expenses	10,919,000	9,067,000	32,855,000	25,973,000
Income from operations	1,641,000	2,651,000	7,074,000	5,904,000

Other (expense) income:
Interest income	1,000	1,000	1,000	4,000
Interest expense	(234,000)	(4,000)	(342,000)	(11,000)
Other, net	—	49,000	18,000	116,000
Total other (expense) income, net	(233,000)	46,000	(323,000)	109,000
Income before income taxes	1,408,000	2,697,000	6,751,000	6,013,000

Income tax expense (benefit)	626,000	(1,464,000)	2,872,000	(1,356,000)
Net income	$782,000	$4,161,000	$3,879,000	$7,369,000

Earnings per share:
Basic	$0.10	$0.55	$0.50	$0.99
Diluted	$0.10	$0.53	$0.48	$0.96
			`
Weighted-average shares outstanding:
Basic	7,862,000	7,507,000	7,817,000	7,440,000
Diluted	8,102,000	7,855,000	8,087,000	7,700,000

See accompanying notes to condensed consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at January 2, 2015	7,635,000	76,000	35,436,000	(5,099,000)	30,413,000
Shares of common stock issued in connection with employee stock purchase plan	6,000	—	78,000	—	78,000
Shares of common stock issued in connection with employee stock option exercise	100,000	1,000	368,000	—	369,000
Stock issued to acquire businesses	123,000	2,000	1,483,000	—	1,485,000
Stock-based compensation	—	—	468,000	—	468,000
Net income	—	—	—	3,879,000	3,879,000
Balance at October 2, 2015	7,864,000	$79,000	$37,833,000	$(1,220,000)	$36,692,000

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	October 2,	September 26,
	2015	2014
Cash flows from operating activities:
Net income	$3,879,000	$7,369,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,276,000	329,000
Deferred income taxes	2,480,000	(1,763,000)
Loss (gain) on sale of equipment	8,000	(3,000)
Provision for doubtful accounts	431,000	401,000
Stock-based compensation	468,000	174,000
Accretion of contingent consideration	182,000	—
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts receivable	(1,321,000)	(1,334,000)
Costs and estimated earnings in excess of billings on uncompleted contracts	(5,645,000)	(4,411,000)
Other receivables	63,000	(676,000)
Prepaid expenses and other current assets	583,000	1,002,000
Other assets	75,000	(221,000)
Accounts payable	2,697,000	241,000
Changes in excess of outstanding checks over bank balance	(852,000)	(337,000)
Accrued liabilities	(1,857,000)	2,914,000
Billings in excess of costs and estimated earnings on uncompleted contracts	2,290,000	2,183,000
Deferred lease obligations	114,000	(86,000)
Net cash provided by operating activities	4,871,000	5,782,000
Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(1,678,000)	(179,000)
Proceeds from sale of equipment	—	5,000
Cash paid for acquisitions, net of cash acquired	(8,168,000)	—
Net cash used in investing activities	(9,846,000)	(174,000)
Cash flows from financing activities:
Payments on notes payable	(1,628,000)	(517,000)
Proceeds from notes payable	2,000,000	—
Principal payments on capital lease obligations	(218,000)	(207,000)
Proceeds from stock option exercise	369,000	280,000
Proceeds from sales of common stock under employee stock purchase plan	78,000	76,000
Net cash provided by (used in) financing activities	601,000	(368,000)
Net (decrease) increase in cash and cash equivalents	(4,374,000)	5,240,000
Cash and cash equivalents at beginning of period	20,371,000	8,134,000
Cash and cash equivalents at end of period	$15,997,000	$13,374,000
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$156,000	$11,000
Income taxes	951,000	61,000
Supplemental disclosures of noncash investing and financing activities:
Issuance of notes payable related to business acquisitions	$4,250,000	—
Issuance of common stock related to business acquisitions	1,485,000	—
Contingent consideration related to business acquisitions	6,110,000	—
Equipment acquired under capital leases	139,000	476,000

See accompanying notes to condensed consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 2, 2015
(Unaudited)

1.BASIS OF PRESENTATION, ORGANIZATION AND OPERATIONS OF THE COMPANY

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

Nature of Business

Willdan Group, Inc. and subsidiaries (“Willdan Group” or the “Company”) is a provider of professional technical and consulting services, including comprehensive energy efficiency solutions, for utilities, private industry, and public agencies at all levels of government, primarily in California and New York. The Company also has operations in Arizona, Colorado, Florida, Illinois, Kansas, Oregon, Texas, Washington and Washington, D.C.  The Company provides a broad range of complementary services including energy efficiency, engineering and planning, economic and financial consulting, and national preparedness and interoperability. The Company’s clients primarily consist of public and governmental agencies, including cities, counties, public utilities, redevelopment agencies, water districts, school districts and universities, state agencies, federal agencies, a variety of other special districts and agencies, private utilities and industry and tribal governments. The Company enables its clients to provide a wide range of specialized services without the clients having to incur and maintain the overhead necessary to develop staffing in-house.

Principles of Consolidation

The consolidated financial statements include the accounts of Willdan Group, Inc. and its wholly-owned subsidiaries, Willdan Engineering, Willdan Energy Solutions, Public Agency Resources, Willdan Financial Services and Willdan Homeland Solutions and their respective subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Accounting for Contracts

The Company enters into contracts with its clients that contain various types of pricing provisions, including fixed price, time-and-materials, unit-based and service related provisions. The following table reflects the Company’s four reportable segments and the types of contracts that each most commonly enters into for revenue generating activities.

Segment	Types of Contract (Revenue Recognition Method)
Energy Efficiency Services	Unit-based and time-and-materials (percentage-of-completion method)
Engineering Services	Time-and-materials, fixed price and unit-based (percentage-of-completion method)
Public Finance Services	Service related contracts (proportional performance method)
Homeland Security Services	Service related contracts (proportional performance method)

Revenue on fixed price contracts is recognized on the percentage-of-completion method based generally on the ratio of direct costs (primarily exclusive of depreciation and amortization costs) incurred to date to estimated total direct costs at completion. Revenue on time-and-materials and unit-based contracts is recognized as the work is performed in accordance with the specific terms of the contract. The Company recognizes revenues for time-and-material contracts based upon the actual hours incurred during a reporting period at contractually agreed upon rates per hour and also includes in revenue all reimbursable costs incurred during a reporting period for which the Company has risk or on which the fee was based at the time of bid or negotiation. Certain of the Company’s time-and-material contracts are subject to maximum contract values and, accordingly, revenue under these contracts is generally recognized under the percentage-of-completion method, consistent with fixed priced contracts. Revenue on contracts that are not subject to maximum contract values is recognized based on the actual number of hours the Company spends on the projects plus any actual out-of-pocket costs of materials and other direct incidental expenditures that the Company incurs on the projects. In addition, revenue from overhead percentage recoveries and earned fees are included in revenue. Revenue is recognized as the related costs are incurred. For unit-based contracts, the Company recognizes the contract price of units of a basic production product as revenue when the production product is delivered during a period. Revenue for amounts that have been billed but not earned is deferred and such deferred revenue is referred to as billings in excess of costs and estimated earnings on uncompleted contracts in the accompanying consolidated balance sheets.

Adjustments to contract cost estimates are made in the periods in which the facts requiring such revisions become known. When the revised estimate, for contracts that are recognized under the percentage-of-completion method, indicates a loss, such loss is provided for currently in its entirety. Claims revenue is recognized only upon resolution of the claim. Change orders in dispute are evaluated as claims. Costs related to un-priced change orders are expensed when incurred and recognition of the related contract revenue is based on an evaluation of the probability of recovery of the costs. Estimated profit is recognized for un-priced change orders if realization of the expected price of the change order is probable.

The Company considers whether its contracts require combining for revenue recognition purposes. If certain criteria are met, revenues for related contracts may be recognized on a combined basis. With respect to the Company’s contracts, it is rare that such criteria are present. The Company may enter into certain contracts which include separate phases or elements. If each phase or element is negotiated separately based on the technical resources required and/or the supply and demand for the services being provided, the Company evaluates if the contracts should be segmented.  If certain criteria are met, the contracts would be segmented which could result in revenues being assigned to the different elements or phases with different rates of profitability based on the relative value of each element or phase to the estimated total contract revenue.

Applying the percentage-of-completion method of recognizing revenue requires the Company to estimate the outcome of its long-term contracts. The Company forecasts such outcomes to the best of its knowledge and belief of current and expected conditions and its expected course of action. Differences between the Company's estimates and actual results often occur resulting in changes to reported revenue and earnings. Such changes could have a material effect on future consolidated financial statements. The Company did not have material revisions in estimates for contracts recognized using the percentage-of-completion method for any of the periods presented in the accompanying condensed consolidated financial statements.

Service-related contracts, including operations and maintenance services and a variety of technical assistance services, are accounted for over the period of performance, in proportion to the costs of performance. Award and incentive fees are recorded when they are fixed and determinable and consider customer contract terms.

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

Retainage is included in accounts receivable in the accompanying consolidated financial statements. Retainage represents the billed amount that is retained by the customer, in accordance with the terms of the contract, generally until performance is substantially complete.  At October 2, 2015 and January 2, 2015, the Company had retained accounts receivable of approximately $738,000 and $700,000, respectively.

Goodwill

Goodwill represents the excess of costs over the fair value of the assets acquired. Goodwill, which has an indefinite useful life, is not amortized, but instead tested for impairment at least annually or more frequently if events and circumstances indicate that the asset might be impaired.

The Company tests goodwill at least annually for possible impairment. The Company completes annual testing of goodwill as of the last day of the first month of its fourth fiscal quarter each year to evaluate possible impairment. In addition to the annual test, the Company regularly evaluates whether events and circumstances have occurred that may indicate a potential impairment of goodwill. As of October 2, 2015, the Company had $16.9 million of goodwill, which primarily relates to its Energy Efficiency Services reporting segment and the acquisitions of Abacus and 360 Energy and also relates to its Public Finance Services reporting segment and the acquisition of Economists.com, LLC.

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

Liquidity

The Company had $16.0 million of cash and cash equivalents as of October 2, 2015. The Company’s primary sources of liquidity are cash generated from operations and its revolving line of credit with BMO Harris Bank, National Association (“BMO”), which matures on March 24, 2016, subject to extension to March 24, 2017 (see Note 7). The Company believes that its cash and cash equivalents on hand,  cash generated by operating activities and funds available under its line of credit (if needed and if available) will be sufficient to finance its operating activities for at least the next 12 months.

Recent Accounting Pronouncements

Revenue Recognition

In May 2014, the FASB issued an amendment to the accounting guidance related to revenue recognition. Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606, provides for a single comprehensive principles based standard for the recognition of revenue across all industries through the application of the following five-step process: Step 1—Identify the contract(s) with a customer, Step 2—Identify the performance obligations in the contract, Step 3—Determine the transaction price, Step 4—Allocate the transaction price to the performance obligations in the contract, and Step 5—Recognize revenue when (or as) the entity satisfies a performance obligation. The new guidance is effective for annual periods beginning after December 15, 2017 and allows for either the prospective or retrospective methods of adoption. The Company is evaluating the impact that adopting this guidance will have on its consolidated financial statements, including the method of adoption.

Debt Issuance Costs

In April 2015, the FASB issued new accounting guidance which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. Prior to the issuance of the standard, debt issuance costs were required to be presented in the balance sheet as an asset.  The guidance requires retrospective application and represents a change in accounting principle. The Company does not expect the guidance to have a material impact on its consolidated financial statements, as the application of this guidance affects classification only. This guidance will be effective for the Company’s fiscal year beginning after December 15, 2015.

Provisional Adjustments Recognized in Business Combination

In September 2015, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update that amends the retroactive requirement to apply adjustments made to provisional amounts recognized in a business combination. The update requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The Company early adopted this standard for business combinations with open measurement periods for which the accounting is not finalized as of October 2, 2015. As of October 2, 2015, the adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

2.BUSINESS COMBINATIONS

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

On April 3, 2015, the Company’s wholly-owned subsidiary, Willdan Financial Services (“WFS”) acquired substantially all of the assets of Economists.com, LLC ("Economists LLC"), a Texas-based economic analysis and financial solutions firm serving the municipal and public sectors. Pursuant to the terms of the Asset Purchase Agreement, dated April 3, 2015, by and between WFS and Economists LLC, WFS will pay Economists LLC a maximum purchase price of $1.1 million, consisting of (i) $0.5 million in cash which was paid at closing and (ii) up to $0.6 million in cash, based on the achievement of certain financial targets by the WFS division made up of the assets acquired from, and the former employees of Economists LLC at the end of the Company’s 2015, 2016 and 2017 fiscal years. The Company used cash on hand to pay the $0.5 million due at closing.

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

As of October 2, 2015, the Company had not completed its final estimate of fair value of the assets acquired and liabilities assumed due to the timing of such transactions and incomplete information necessary to finalize such estimates of fair value. Accordingly, the Company has preliminarily estimated the fair values of the assets acquired and the liabilities assumed.  The Company will finalize the fair value estimates within twelve months of the acquisition date.

The acquisition date fair value of the intangible asset relating to tradenames was estimated using comparable values ascribed in other recent market transactions as well as taking into account Abacus’s, 360 Energy’s and Economists LLC’s market position in their respective markets. These assets are deemed to have a finite life. As of October 2, 2015, the Company has contingent consideration payable of $6.3 million related to these acquisitions, which includes $0.2 million of accretion related to the contingent consideration. Contingent consideration is subject to change for each reporting period through settlement. The Company measures the contingent earn-out liabilities at fair value on the date of acquisition and on a recurring basis using significant unobservable inputs classified within Level 3 of the fair value hierarchy. The Company uses a probability-weighted discounted income approach as a valuation technique to convert future estimated cash flows to a single present value amount. The significant unobservable inputs used in the fair value measurements are operating income projections over the earn-out period, and the probability outcome percentages assigned to each scenario. Significant increases or decreases to either of these inputs in isolation would result in a significantly higher or lower liability, with a higher liability capped by the contractual maximum of the contingent earn-out obligation. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate and amount paid will be recorded in earnings.

The following unaudited pro forma financial information for the three and nine months ended October 2, 2015 and September 26, 2014 assumes the acquisitions of Abacus and 360 Energy occurred on December 28, 2013 as follows:

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
In thousands (except per share data)	2015	2014	2015	2014
Pro forma revenue	$33,511	$35,529	$104,054	$95,232

Pro forma income from operations	1,641	4,749	7,486	8,745
Pro forma net income	$882	$7,326	$4,340	$10,717

Earnings per share:
Basic	$0.11	$0.98	$0.56	$1.44
Diluted	$0.11	$0.93	$0.54	$1.39

Weighted average shares outstanding:
Basic	7,862	7,507	7,817	7,440
Diluted	8,102	7,855	8,087	7,700

This pro forma supplemental information does not purport to be indicative of what the company’s operating results would have been had these transactions occurred on December 28, 2013 and may not be indicative of future operating results.

During the nine months ended October 2, 2015, the acquisitions of Abacus and 360 Energy contributed $18.5 million in revenue and $0.7 million of income from operations.

3.GOODWILL AND OTHER INTANGIBLE ASSETS

As of October 2, 2015, the Company had $16.9 million of goodwill, which primarily relates to the Energy Efficiency Services reporting segment and the acquisitions of Abacus and 360 Energy and also relates to the Public Finance Services reporting segment and the acquisition of Economists LLC. The changes in the carrying value of goodwill by reporting unit for the nine months ended October 2, 2015 were as follows:

	January 2,		October 2,
	2015	Additions	2015
Reporting Unit:
Energy Efficiency Services	$—	$15,998,000	$15,998,000
Financial Services	$—	$858,000	$858,000

	$—	$16,856,000	$16,856,000

The gross amounts and accumulated amortization of the Company’s acquired identifiable intangible assets with finite useful lives as of October 2, 2015 included in intangible assets, net in the accompanying condensed consolidated balance sheets, were as follows:

	October 2, 2015		January 2, 2015
	Gross	Accumulated	Gross	Accumulated	Amortization
	Amount	Amortization	Amount	Amortization	Period (yrs)
Backlog	$319,000	$318,000	$—	$—			1
Tradename	1,032,000	253,000	—	—	2.5	-	3.5
Non-compete agreements	1,013,000	144,000	—	—			5
	$2,364,000	$715,000	$—	$—

The Company’s amortization expense for acquired identifiable intangible assets with finite useful lives was $0.2 million and $0.7 million for the fiscal three and nine months ended October 2, 2015, respectively, as compared to no amortization expense for the fiscal three and nine months ended September 26, 2014.  Estimated amortization expense for acquired identifiable intangible assets for the remainder of fiscal 2015 and the succeeding years is as follows:

Fiscal year:
2015	$136,000
2016	539,000
2017	466,000
2018	298,000
2019	210,000
$1,649,000

The purchase price allocations as described in Note 2 are preliminary as of October 2, 2015. Accordingly goodwill and intangible assets presented in this footnote will be updated should there be purchase price allocation adjustments as the allocations are finalized.

4.EARNINGS PER SHARE (EPS)

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

The following table sets forth the number of weighted-average shares used to compute basic and diluted EPS:

	Three months ended		Nine months ended
	October 2,	September 26,	October 2,	September 26,
	2015	2014	2015	2014
Net income	$782,000	$4,161,000	$3,879,000	$7,369,000
Weighted-average common shares outstanding	7,862,000	7,507,000	7,817,000	7,440,000
Effect of dilutive stock options and restricted stock awards	240,000	348,000	270,000	260,000
Weighted-average common stock outstanding-diluted	8,102,000	7,855,000	8,087,000	7,700,000
Earnings per share:
Basic	$0.10	$0.55	$0.50	$0.99
Diluted	$0.10	$0.53	$0.48	$0.96

For each of the three and nine months ended October 2, 2015, 350,000 and 256,000 options, respectively, were excluded from the calculation of dilutive potential common shares.  For the three and nine months ended September 26, 2014, 2,000 and 231,000 options, respectively, were excluded from the calculation of dilutive potential common shares.  These options were not included in the computation of dilutive potential common shares because the assumed proceeds per share exceeded the average market price per share for the 2015 and 2014 periods.  Accordingly, the inclusion of these options would have been anti-dilutive.

5.EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consist of the following:

	October 2,	January 2,
	2015	2015
Furniture and fixtures	$3,255,000	$2,994,000
Computer hardware and software	6,398,000	5,667,000
Leasehold improvements	529,000	785,000
Equipment under capital leases	1,025,000	919,000
Automobiles, trucks, and field equipment	769,000	677,000
	11,976,000	11,042,000
Accumulated depreciation and amortization	(9,101,000)	(9,658,000)
Equipment and leasehold improvements, net	$2,875,000	$1,384,000

6.ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	October 2,	January 2,
	2015	2015
Accrued bonuses	$753,000	$1,450,000
Accrued interest	4,000	—
Paid leave bank	1,799,000	1,404,000
Compensation and payroll taxes	1,019,000	1,371,000
Accrued legal	823,000	556,000
Accrued workers’ compensation insurance	208,000	192,000
Accrued rent	94,000	149,000
Employee withholdings	551,000	637,000
Client deposits	1,405,000	79,000
Unvouchered accounts payable	2,455,000	4,462,000
Other	174,000	368,000
Total accrued liabilities	$9,285,000	$10,668,000

7.DEBT

Notes payable consist of the following:

	October 2,	January 2,
	2015	2015
BMO term note	$1,850,000	$—
Notes payable related to acquisitions	3,119,000	—
Notes payable related to insurance	7,000	352,000
Other	1,000	3,000
Total notes payable	4,977,000	355,000
Less current portion	3,479,000	355,000
Notes payable, less current portion	$1,498,000	$—

To finance the acquisitions of Abacus and 360 Energy, the Company borrowed $2.0 million under its delayed draw term loan facility pursuant to the BMO Credit Agreement described below. The term loan bears interest at the LIBOR rate plus an applicable margin ranging between 2.25% and 2.75%, set at the LIBOR rate plus 2.50% as of October 2, 2015, and matures on March 24, 2016, subject to extension as described below. Interest on the term loan is payable quarterly, beginning April 13, 2015 and was 2.83% as of October 2, 2015. Principal on the term loan is payable on the last day of each March, June, September and December in each year, with the amount of each such principal installment equal to: (i) $50,000 on the last day of December 2015 and (ii) all of the remaining outstanding principal amount on March 24, 2016. The term loan is governed by the terms of the BMO Credit Agreement.

On January 15, 2015, in connection with the completion of the acquisition of Abacus, WES issued promissory notes to Mark Kinzer (the “Kinzer Note”) and Steve Rubbert (the “Rubbert Note” and, together with the Kinzer Note, the “Abacus Notes”). The initial outstanding principal amounts of the Kinzer Note and the Rubbert Note were $625,000 and $625,000, respectively. The Abacus Notes provide for a fixed interest rate of 4% per annum. The Abacus Notes are fully amortizing and payable in equal monthly installments between January 15, 2015 and their January 15, 2017 maturity date.  The Abacus Notes contain events of default provisions customary for documents of this nature. Mr. Kinzer and Mr. Rubbert have entered into a Subordination Agreement, dated as of January 15, 2015, in favor of BMO Harris, pursuant to which any indebtedness under the Abacus Notes is subordinated to any indebtedness under the BMO Credit Agreement. Through October 2, 2015 the Company had made payments of approximately $203,000 on each of the Abacus Notes and as of October 2, 2015, the outstanding balance was $422,000 on each of the Abacus Notes.

On January 15, 2015, in connection with the completion of the acquisition of 360 Energy, WES issued a promissory note to 360 Energy (the “360 Energy Note”). The initial outstanding principal amount of the 360 Energy Note was $3,000,000. The 360 Energy Note provides for a fixed interest rate of 4% per annum. The 360 Energy Note is fully amortizing and payable in equal monthly installments between January 15, 2015 and its January 15, 2018 maturity date.  The 360 Energy Note contains events of default provisions customary for documents of this nature.  360 Energy has entered into a Subordination Agreement, dated as of January 15, 2015, in favor of BMO Harris, pursuant to which any indebtedness under the 360 Energy Note is subordinated to any indebtedness under the BMO Credit Agreement. Through October 2, 2015 the Company had made payments of approximately $723,000 on the 360 Energy Note and the outstanding balance was $2,277,000 as of October 2, 2015.

BMO Credit Facility: On March 24, 2014, the Company and its subsidiaries, as guarantors, entered into a credit agreement with BMO Harris Bank, N.A., or BMO, that provides for a revolving line of credit of up to $7.5 million, subject to a borrowing base calculation, and a delayed draw term loan facility of up to $2.5 million. The $7.5 million revolving credit facility includes a $5.0 million standby letter of credit sub-facility. On January 15, 2015, the Company and its subsidiaries, as guarantors, entered into the Second Amendment (the “Second Amendment”) to the Credit Agreement (as amended, the “BMO Credit Agreement”) to, among other things, permit the acquisitions of Abacus and 360 Energy, the incurrence of the notes and guarantees issued in connection with the acquisitions of Abacus and 360 Energy and to add Abacus as a guarantor under the BMO Credit Agreement. The Second Amendment also increased the amount available to the Company for borrowing under the delayed draw term loan facility from $2.5 million to $3.0 million. To finance the acquisitions of Abacus and 360 Energy, the Company borrowed $2.0 million under the delayed draw term loan facility. As of October 2, 2015, there were no outstanding borrowings under the revolving line of credit and approximately $1.85 million in loans outstanding under the term loan facility. After considering the credit agreement’s borrowing base calculation and debt covenants (each as described below), $7.5 million under the revolving line of credit and $1.15 million under the delayed draw term loan facility were available for borrowing.

As described below, the term loan bears interest at the LIBOR rate plus an applicable margin ranging between 2.25% and 2.75%, set at the LIBOR rate plus 2.50% and matures on March 24, 2016, subject to extension as described below. Interest on the term loan is payable quarterly, beginning April 13, 2015 and was 2.83% as of October 2, 2015. Principal on the term loan is payable on the last day of each March, June, September, and December in each year, with the amount of each such principal installment equal to: (i) $50,000 on the last day of December 2015 and (ii) all of the remaining outstanding principal amount on March 24, 2016. The term loan is governed by the terms of the BMO Credit Agreement.

All borrowings under the revolving line of credit are limited to a borrowing base equal to roughly 75% of the eligible accounts receivable plus 50% of the lower of cost or market value of the Company’s eligible inventory, each term as defined in the BMO Credit Agreement. Under the BMO Credit Agreement, as of October 2, 2015, no cash amounts are restricted. The revolving line of credit matures on March 24, 2016 and term loans can be requested at any time prior to February 23, 2016, which would mature on March 24, 2016.  Subject to certain conditions, including that the Company is not in default under the BMO Credit Agreement and that our trailing twelve month EBITDA (as defined in the BMO Credit Agreement) is not less than $10.0 million as of the end of the third fiscal quarter of 2015, we have the option to request that the maturity date be extended by one year to March 24, 2017 and term loans could accordingly be requested at any time prior to February 22, 2017. As of October 2, 2015, we were in compliance with the covenants and conditions that would allow an extension to March 24, 2017 and intend to request that the maturity date be extended by one year to March 24, 2017.

The Second Amendment also increased the interest rate under the delayed draw term loan facility by 25 basis points. Giving effect to the Second Amendment, borrowings under the delayed draw term loan facility bear interest, at the Company’s option, at (a) the base rate plus an applicable margin ranging between 1.25% and 1.75%, or (b) the LIBOR rate plus an applicable margin ranging between 2.25% and 2.75%. Borrowings under the revolving line of credit bear interest, at the Company’s option, at (a) the base rate plus an applicable margin ranging between 0.75% and 1.25%, or (b) the LIBOR rate plus an applicable margin ranging between 1.75% and 2.25%. The applicable margin is determined based on the Company’s total leverage ratio.

Borrowings under the term loan facility and the revolving line of credit are guaranteed by all of the Company's subsidiaries (the “Guarantors”) and secured by all of the Company’s and the Guarantors' accounts receivable and other rights to payment, general intangibles, inventory and equipment. Pursuant to the BMO Credit Agreement, the Company also must pay a fee of up to 0.3% on unused commitments and customary fees on any letters of credit drawn under the facility.

The BMO Credit Agreement contains customary representations and affirmative covenants, including financial covenants that require the Company to maintain (i) a maximum total leverage ratio, measured as total funded debt (measured as the sum of all obligations for borrowed money, including subordinated debt, plus all capital lease obligations) plus capital leases plus financial letters of credit divided by a trailing twelve month EBITDA ( as defined in the BMO Credit Agreement) measured on a rolling basis of not more than 2.25 for the first four fiscal quarters after the acquisitions of Abacus and 360 Energy, and not more than 2.0 thereafter; (ii) a minimum fixed charge coverage ratio (measured as the sum of EBITDA plus rent expense less unfinanced capital expenditures divided by the sum of rent expense plus principal payments plus cash taxes plus cash interest plus restricted payments plus distributions) of not less than 1.25; and (iii) a minimum tangible net worth of at least (x) the greater of (1) $5.0 million and (2) 85% of the Company’s actual tangible net worth as of March 31, 2015, plus (y) an amount equal to 50% of net income for the first fiscal quarter of 2015, and 50% of net income (only if positive) for each fiscal quarter ending thereafter, plus or minus (z) 80% of any adjustments to the Company’s tangible net worth arising as a result of the consummation of the acquisitions of Abacus and 360 Energy.

The BMO Credit Agreement also includes customary negative covenants, including (i) restrictions on the incurrence of additional indebtedness by the Company or the Guarantors other than indebtedness existing on the date of the BMO Credit Agreement, (ii) restrictions on the total consideration for all permitted acquisitions (including potential future earn-out obligations) shall not exceed $1.5 million during the term of the agreement and the total consideration for any individual permitted acquisition shall not exceed $750,000 without BMO’s consent, and (iii) limitations on asset sales, mergers and acquisitions. In addition, the credit agreement includes customary events of default. Upon the occurrence of an event of default, the interest rate may be increased by 2.0%, BMO has the option to make any loans then outstanding under the BMO Credit Agreement immediately due and payable, and BMO would no longer be obligated to extend further credit to the Company under the BMO Credit Agreement. As of October 2, 2015 the Company was in compliance with the covenants under the BMO Credit Agreement that would allow for an extension of the maturity date to March 24, 2017 and intends to request that the maturity date be extended by one year to March 24, 2017.

Insurance Premiums. The Company has also financed, from time to time, insurance premiums by entering into unsecured notes payable with insurance companies. During the Company’s annual insurance renewals in the fourth quarter of its fiscal year ended January 2, 2015, the Company elected to finance its insurance premiums for the upcoming fiscal year.

8.COMMITMENTS

Leases

The Company is obligated under capital leases for certain furniture and office equipment that expire at various dates through the year 2018.

The Company also leases certain office facilities under non-cancelable operating leases that expire at various dates through the year 2023 and is committed under a non-cancelable operating lease for the lease of an automobile through the year 2017.

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

9.INCOME TAXES

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the financial reporting basis and tax basis of the Company’s assets and liabilities, subject to a judgmental assessment of the recoverability of deferred tax assets. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets may not be realized. Significant judgment is applied when assessing the need for valuation allowances. Areas of estimation include the Company’s consideration of future taxable income and ongoing prudent and feasible tax planning strategies. Should a change in circumstances lead to a change in judgment about the utilization of deferred tax assets in future years, the Company would adjust the related valuation allowances in the period that the change in circumstances occurs, along with a corresponding increase or charge to income. As of October 2, 2015, the Company believes it is more likely than not that it will be able to realize all of its deferred tax assets.  Accordingly, no valuation allowance is recorded as of the balance sheet date.  The Company will continue to assess the need for a valuation allowance in the future.

The Company recognizes the tax benefit from uncertain tax positions if it is more likely than not that the tax positions will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefit is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of October 2, 2015, the Company has not recorded a liability for uncertain tax positions.

Based on management’s estimates and determination of an effective tax rate for the year, the Company recorded an income tax expense of $0.6 million and $2.9 million for the three and nine months ended October 2, 2015, respectively, as compared to an income tax benefit of $1.5 million and $1.4 million for the three and nine months ended September 26, 2014, respectively. The difference between the tax expense recorded at October 2, 2015 and the expense that would be recorded by applying the federal statutory rate primarily relates to state income taxes and certain expenses that are non-deductible for tax purposes, including meals and entertainment, lobbying and compensation expense related to incentive stock options. Additionally, the income tax expense in the nine months ended October 2, 2015 reflects an adjustment to the tax effected value of deferred tax assets and liabilities resulting from changes in the estimated effective state income tax rate.

10.SEGMENT INFORMATION

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

The accounting policies applied to determine the segment information are the same as those described in the summary of significant accounting policies included in the Company’s 2014 Annual Report on Form 10-K filed on March 31, 2015. There were no intersegment sales in the three and nine month periods ended October 2, 2015 and September 26, 2014. Management evaluates the performance of each segment based upon income or loss from operations before income taxes. Certain segment asset information including expenditures for long-lived assets has not been presented as it is not reported to or reviewed by the chief operating decision maker. In addition, enterprise-wide service line contract revenue is not included as it is impracticable to report this information for each group of similar services.

Financial information with respect to the reportable segments as of and for the fiscal three and nine months ended October 2, 2015 and as of and for the fiscal three and nine months ended September 26, 2014 is as follows:

	Energy		Public	Homeland
	Efficiency	Engineering	Finance	Security	Unallocated		Consolidated
	Services	Services	Services	Services	Corporate	Intersegment	Total
Fiscal Three Months Ended October 2, 2015
Contract revenue	$17,811,000	$11,584,000	$3,286,000	$830,000	$—	$—	$33,511,000
Segment (loss) profit before income tax expense	(658,000)	1,268,000	536,000	257,000	5,000	—	1,408,000
Net (loss) income	(392,000)	877,000	144,000	148,000	5,000	—	782,000
Segment assets(1)	38,406,000	14,450,000	5,387,000	624,000	41,264,000	(23,130,000)	77,001,000
Fiscal Three Months Ended September 26, 2014
Contract revenue	$13,558,000	$11,093,000	$2,822,000	$714,000	$—	$—	$28,187,000
Segment profit before income tax expense	1,141,000	1,812,000	368,000	76,000	(700,000)	—	2,697,000
Net income (loss)	1,983,000	2,485,000	495,000	133,000	(935,000)	—	4,161,000
Segment assets(1)	16,547,000	10,597,000	3,726,000	699,000	41,881,000	(23,130,000)	50,320,000
Fiscal Nine Months Ended October 2, 2015
Contract revenue	$58,254,000	$33,893,000	$8,982,000	$2,452,000	$—	$—	$103,581,000
Segment profit (loss) before income tax expense	2,724,000	3,427,000	728,000	333,000	(461,000)	—	6,751,000
Net income (loss)	1,567,000	2,081,000	304,000	192,000	(265,000)	—	3,879,000
Segment assets(1)	38,406,000	14,450,000	5,387,000	624,000	41,264,000	(23,130,000)	77,001,000
Fiscal Nine Months Ended September 26, 2014
Contract revenue	$37,617,000	$29,511,000	$8,003,000	$2,712,000	$—	$—	$77,843,000
Segment profit before income tax expense	3,193,000	2,954,000	618,000	248,000	(1,000,000)	—	6,013,000
Net income (loss)	3,964,000	3,592,000	739,000	300,000	(1,226,000)	—	7,369,000
Segment assets(1)	16,547,000	10,597,000	3,726,000	699,000	41,881,000	(23,130,000)	50,320,000

(1)	Segment assets represent segment assets, net of intercompany receivables.

11.CONTINGENCIES

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

Overview

We are a provider of professional consulting and technical services to utilities, private industry, and public agencies at all levels of government. Nationwide, we enable our clients to realize cost and energy savings by providing a wide range of specialized services, including comprehensive energy efficiency solutions, without our clients having to incur and maintain the overhead necessary to develop staffing in-house. We assist our clients with a broad range of complementary services relating to:

•	Energy Efficiency and Sustainability;

•	Engineering and Planning;

•	Economic and Financial Consulting; and

•	National Preparedness and Interoperability

We operate our business through a network of offices located primarily in California and New York. We also have operations in Arizona, Colorado, Florida, Illinois, Kansas, Oregon, Texas, Washington and Washington, DC. As of October 2, 2015, we had 698 employees, which includes licensed engineers and other professionals. Historically, our clients have primarily been public agencies in communities with populations ranging from 10,000 to 300,000 people. We believe communities of this size are underserved by large outsourcing companies that tend to focus on securing large federal and state projects, as well as projects for the private sector. We seek to establish close working relationships with our clients and expand the breadth and depth of the services we provide to them over time.

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

Energy Efficiency Services.   Our Energy Efficiency Services segment consists of the business of our subsidiary, Willdan Energy Solutions, which offers energy efficiency and sustainability consulting services to utilities, public agencies and private industry. This segment is currently our largest segment based on contract revenue, representing approximately 56.2% and 48.3% of our consolidated contract revenue for the nine months ended October 2, 2015 and September 26, 2014, respectively.

Engineering Services.    Our Engineering Services segment includes the operations of our subsidiaries, Willdan Engineering, Willdan Infrastructure and Public Agency Resources (“PARs”). Willdan Engineering provides civil engineering-related and city planning services to our clients. PARs primarily provides staffing to Willdan Engineering.  Contract revenue for the Engineering Services segment represented approximately 32.7% and 37.9% of our consolidated contract revenue for the nine months ended October 2, 2015 and September 26, 2014, respectively.

Public Finance Services.    Our Public Finance Services segment consists of the business of our subsidiary, Willdan Financial Services, which offers economic and financial consulting services to public agencies.  Contract revenue for the Public Finance Services segment represented approximately 8.7% and 10.3% of our consolidated contract revenue for the nine months ended October 2, 2015 and September 26, 2014, respectively.

Homeland Security Services.    Our Homeland Security Services segment consists of the business of our subsidiary, Willdan Homeland Solutions, which offers national preparedness and interoperability services and communications and technology solutions. Contract revenue for our Homeland Security Services segment represented approximately 2.4% and 3.5% of our consolidated contract revenue for the nine months ended October 2, 2015 and September 26, 2014, respectively.

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

Direct costs of contract revenue exclude that portion of technical and nontechnical salaries and wages related to marketing efforts, vacations, holidays and other time not spent directly generating revenue under existing contracts. Such costs are included in general and administrative expenses. Additionally, payroll taxes, bonuses and employee benefit costs for all of our personnel are included in general and administrative expenses since no allocation of these costs is made to direct costs of contract revenue. No allocation of facilities costs is made to direct costs of contract revenue. Other companies may classify as direct costs of contract revenue some of the costs that we classify as general and administrative costs. We expense direct costs of contract revenue when incurred.

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

Contract Accounting

We enter into contracts with our clients that contain various types of pricing provisions, including fixed price, time-and-materials, unit-based and service related provisions. The following table reflects our four reportable segments and the types of contracts that each most commonly enters into for revenue generating activities.

Segment	Types of Contract (Revenue Recognition Method)
Energy Efficiency Services	Unit-based and time-and-materials (percentage-of-completion method)
Engineering Services	Time-and-materials, fixed price and unit-based (percentage-of-completion method)
Public Finance Services	Service related contracts (proportional performance method)
Homeland Security Services	Service related contracts (proportional performance method)

Revenue on fixed price contracts is recognized on the percentage-of-completion method based generally on the ratio of direct costs (primarily exclusive of depreciation and amortization costs) incurred to date to estimated total direct costs at completion. Revenue on time-and-materials and unit-based contracts is recognized as the work is performed in accordance with the specific terms of the contract. We recognize revenues for time-and-material contracts based upon the actual hours incurred during a reporting period at contractually agreed upon rates per hour and also include in revenue all reimbursable costs incurred during a reporting period for which we have risk or on which the fee was based at the time of bid or negotiation. Certain of our time-and-material contracts are subject to maximum contract values and, accordingly, revenue under these contracts is generally recognized under the percentage-of-completion method, consistent with fixed priced contracts. Revenue on contracts that are not subject to maximum contract values is recognized based on the actual number of hours we spend on the projects plus any actual out-of-pocket costs of materials and other direct incidental expenditures that we incur on the projects. In addition, revenue from overhead percentage recoveries and earned fees are included in revenue. Revenue is recognized as the related costs are incurred. For unit-based contracts, we recognize the contract price of units of a basic production product as revenue when the production product is delivered during a period. Revenue for amounts that have been billed but not earned is deferred and such deferred revenue is referred to as billings in excess of costs and estimated earnings on uncompleted contracts in the accompanying consolidated balance sheets.

Adjustments to contract cost estimates are made in the periods in which the facts requiring such revisions become known. When the revised estimate, for contracts that are recognized under the percentage-of-completion method, indicates a loss, such loss is provided for currently in its entirety. Claims revenue is recognized only upon resolution of the claim. Change orders in dispute are evaluated as claims. Costs related to un-priced change orders are expensed when incurred and recognition of the related contract revenue is based on an evaluation of the probability of recovery of the costs. Estimated profit is recognized for un-priced change orders if realization of the expected price of the change order is probable.

We consider whether our contracts require combining for revenue recognition purposes. If certain criteria are met, revenues for related contracts may be recognized on a combined basis. With respect to our contracts, it is rare that such criteria are present. We may enter into certain contracts which include separate phases or elements. If each phase or element is negotiated separately based on the technical resources required and/or the supply and demand for the services being provided, we evaluate if the contracts should be segmented.  If certain criteria are met, the contracts would be segmented which could result in revenues being assigned to the different elements or phases with different rates of profitability based on the relative value of each element or phase to the estimated total contract revenue.

Applying the percentage-of-completion method of recognizing revenue requires us to estimate the outcome of our long-term contracts. We forecast such outcomes to the best of our knowledge and belief of current and expected conditions and our expected course of action. Differences between our estimates and actual results often occur resulting in changes to reported revenue and earnings. Such changes could have a material effect on future consolidated financial statements. We did not have material revisions in estimates for contracts recognized using the percentage-of-completion method for any of the periods presented in the accompanying condensed consolidated financial statements.

Service-related contracts, including operations and maintenance services and a variety of technical assistance services, are accounted for over the period of performance, in proportion to the costs of performance. Award and incentive fees are recorded when they are fixed and determinable and consider customer contract terms

Accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts based upon our review of all outstanding amounts on a monthly basis. We determine the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts. Our credit risk is minimal with governmental entities. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received. For further information on the types of contracts under which we perform our services, see “Business—Contract Structure” in our Annual Report on Form 10-K for the year ended January 2, 2015.

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

Should the initial accounting for a business combination be incomplete by the end of a reporting period that falls within the measurement period, we report provisional amounts in our financial statements. During the measurement period, we adjust the provisional amounts recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date and we record those adjustments to our financial statements. We apply those measurement period adjustments that we determine to be significant prospectively to comparative information in our financial statements, including adjustments to depreciation and amortization expense.

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

As of October 2, 2015, we had not completed our final estimate of fair value of the assets acquired and liabilities assumed for these acquisitions due to the timing of such transactions and incomplete information necessary to finalize such estimates of fair value. Accordingly, we have preliminarily estimated the fair values of the assets acquired and the liabilities assumed. We will finalize the fair value estimates within twelve months of the acquisition date.  See Note 2 to our consolidated financial statements.

Goodwill

We test our goodwill at least annually for possible impairment. We complete our annual testing of goodwill as of the last day of the first month of our fourth fiscal quarter each year to evaluate possible impairment. In addition to our annual test, we regularly evaluate whether events and circumstances have occurred that may indicate a potential impairment of goodwill. As of October 2, 2015, we had $16.9 million of goodwill, which primarily relates to the Energy Efficiency Services reporting segment and the acquisitions of Abacus and 360 Energy and also relates to the Public Finance Services reporting segment and the acquisition of Economists LLC.

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

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2015	2014	2015	2014
Statement of Operations Data:
Contract revenue	100.0%	100%	100%	100%
Direct costs of contract revenue (exclusive of depreciation and amortization shown separately below):
Salaries and wages	23.1	25.9	23.1	26.3
Subcontractor services and other direct costs	39.4	32.6	38.3	32.7
Total direct costs of contract revenue	62.5	58.5	61.5	59.0
General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	18.1	19.3	18.3	19.8
Facilities and facility related	3.6	3.9	3.1	4.2
Stock-based compensation	0.6	0.3	0.5	0.2
Depreciation and amortization	1.0	0.4	1.2	0.4
Other	9.3	8.3	8.6	8.8
Total general and administrative expenses	32.6	32.2	31.7	33.4
Income from operations	4.9	9.3	6.8	7.6
Other (expense) income:
Interest income	—	—	—	—
Interest expense	(0.7)	—	(0.3)	—
Other, net	—	0.2	—	0.1
Total other (expense) income, net	(0.7)	0.2	(0.3)	0.1
Income before income taxes	4.2	9.5	6.5	7.7
Income tax expense (benefit)	1.9	(5.2)	2.8	(1.8)
Net income	2.3%	14.7%	3.7%	9.5%

Three Months Ended October 2, 2015 Compared to Three Months Ended September 26, 2014

Contract revenue.    Our contract revenue was $33.5 million for the three months ended October 2, 2015, with $17.8 million attributable to the Energy Efficiency Services segment, $11.6 million attributable to the Engineering Services segment, $3.3 million attributable to the Public Finance Services segment, and $0.8 million attributable to the Homeland Security Services segment. Consolidated contract revenue increased  $5.3 million, or 18.9%, to $33.5 million for the three months ended October 2, 2015 as compared to $28.2 million for the three months ended September 26, 2014. Included in contract revenue for the three months ended October 2, 2015 was incremental contract revenue of $7.2 million attributable to our acquisitions of Abacus and 360 Energy that we completed on January 15, 2015.  Excluding the incremental contract revenue from our acquisitions, our consolidated contract revenue decreased by $1.9 million, primarily as a result of operational difficulties in project execution.  Contract revenue in our Energy Efficiency Services segment increased $4.3 million, or 31.4%, to $17.8 million for the three months ended October 2, 2015 as compared to $13.6 million for the three months ended September 26, 2014.  As noted, the primary reason for this increase was the incremental revenue of $7.2 million as a result of the completion of the acquisitions of Abacus and 360 Energy on January 15, 2015. Excluding the incremental contract revenue from our acquisitions, our consolidated contract revenue for the Energy Efficiency Services segment decreased by $2.9 million, primarily as a result of operational difficulties in project execution.    Contract revenue for the Engineering Services and Public Finance Services segments increased  $0.5 million, or 4.4%, and $0.5 million, or 16.4%, respectively, for the three months ended October 2, 2015 as compared to the three months ended September 26, 2014. Contract revenue for the Engineering Services segment increased primarily due to greater demand for our city engineering services in northern California, our building and safety services in California and Arizona, our design engineering services, and our construction management services. Contract revenue for the Homeland Security Services segment increased by $0.1 million, or 16.2% for the three months ended October 2, 2015 to $0.8 million as compared to $0.7 million for the three months ended September 26, 2014. Revenue in the Homeland Security Services segment increased due to slightly higher levels of activity in the traditional planning, training and exercise consulting services business.

Direct costs of contract revenue.    Direct costs of contract revenue were $21.0 million for the three months ended October 2, 2015, with $12.5 million attributable to the Energy Efficiency Services segment, $6.8 million attributable to the Engineering Services segment, $1.2 million attributable to the Public Finance Services segment, and $0.4 million attributable to the Homeland Security Services segment. Included in direct costs of contract revenue for the three months ended October 2, 2015 was incremental direct costs of revenue of $5.0 million attributable to our acquisitions of Abacus and 360 Energy that we completed on January 15, 2015. Overall, direct costs increased by $4.5 million, or 27.2%, to $21.0 million for the three months ended October 2, 2015 from $16.5 million for the three months ended September 26, 2014.  This increase is primarily attributable to increases in direct costs within our Energy Efficiency Services of $3.4 million, or 36.7%, which includes all of the increase contributed by Abacus and 360 Energy. Excluding the acquisitions of 360 Energy and Abacus for the Energy Efficiency Services segment, direct costs within the Energy Efficiency Services segment decreased by $1.6 million, primarily as a result of operational difficulties in project execution. Direct costs for the Engineering Services and Public Finance Services segments increased $1.0 million, or 17.7%, and $0.1 million, or 9.8%, respectively. Direct costs of contract revenue in our Homeland Security Services segment remained flat.

Direct costs increased as a result of increases in subcontractor services and other direct costs of $4.0 million and an increase in salaries and wages of $0.5 million. Within direct costs of contract revenue, salaries and wages decreased to 23.1% of contract revenue for the three months ended October 2, 2015 from 25.9% for the three months ended September 26, 2014 and subcontractor services and other direct costs increased to 39.4% of contract revenue for the three months ended October 2, 2015 from 32.6% of contract revenue for the three months ended September 26, 2014. Subcontractor services increased primarily because of increased demand for the energy efficiency, sustainability and renewable energy services of our subsidiary Willdan Energy Solutions, which generally utilizes a higher percentage of subcontractors than our other segments.

General and administrative expenses.    General and administrative expenses increased by $1.9 million, or 20.4%, to $10.9 million for the three months ended October 2, 2015 from $9.1 million for the three months ended September 26, 2014. This was due primarily to increases of $2.4 million, and $0.2 million, in general and administrative expenses of the Energy Efficiency Services and the Public Finance Services, segments, respectively.  General and administrative expenses in our Engineering Services and Homeland Security Service segments remained flat. Unallocated corporate expenses decreased by $0.7 million. General and administrative expenses as a percentage of contract revenue increased to 32.6% for the three months ended October 2, 2015 as compared to 32.2% for the three months ended September 26, 2014.

Of the $1.9 million increase in general and administrative expenses, approximately $0.8 million relates to increases in other general and administrative expenses, primarily as a result of increased legal expenses and increases in expenses related to professional services. Salaries and wages, payroll taxes and employee benefits increased by $0.6 million. The increase in employee related costs primarily resulted from increased headcount within our Energy Efficiency and Engineering Services segments. Depreciation and amortization expenses increased by $0.2 million. Facilities and  facility related expenses increased by $0.1 million. Stock-based compensation expenses also increased by $0.1 million.

Income from operations.     As a result of the above factors, our operating income was $1.6 million for the three months ended October 2, 2015 as compared to operating income of $2.7 million for the three months ended September 26, 2014.  The decrease in income from operations was primarily due to lower than expected revenue in the Energy Efficiency Services segment that occurred without an offsetting reduction of costs in the segment. Income from operations as a percentage of contract revenue was 4.9% for the three months ended October 2, 2015, as compared to 9.4% in the prior year period.

Total (expense) other income, net.    Other expense, net was $0.2 million for the three months ended October 2, 2015, as compared to other income, net of $46,000 for the three months ended September 26, 2014. This increase in expense is primarily due to interest expense related to the acquisition notes payable and increased borrowings under our delayed draw term loan facility, all of which were used for the acquisitions of Abacus and 360 Energy.

Income tax expense.    Income tax expense was $0.7 million for the three months ended October 2, 2015, as compared to an income tax benefit of $1.5 million for the three months ended September 26, 2014.  The difference between income tax expense for the three months ended October 2, 2015 versus the three months ended September 26, 2014 is primarily due to recognition of an income tax benefit for net operating loss carryforwards that were fully utilized in 2014 and are no longer available to offset taxable income. Income tax expense for the three months ended October 2, 2015 primarily relates to federal and state income taxes.  The difference between the tax expense recorded and the expense that would be recorded by applying the federal statutory rate primarily relates to state income taxes and certain expenses that are non-deductible for tax purposes, including meals and entertainment, lobbying and compensation expense related to incentive stock options.  Additionally, the income tax expense in the current quarter reflects an adjustment to the tax effected value of deferred tax assets and liabilities resulting from changes in the estimated effective state income tax rate.

Net income.     As a result of the above factors, our net income was $0.8 million for the three months ended October 2, 2015, as compared to net income of $4.2 million for the three months ended September 26, 2014.

Nine Months Ended October 2, 2015 Compared to Nine Months Ended September 26, 2014

Contract revenue.    Our contract revenue was $103.6 million for the nine months ended October 2, 2015, with $58.3 million attributable to the Energy Efficiency Services segment, $33.9 million attributable to the Engineering Services segment, $9.0 million attributable to the Public Finance Services segment, and $2.5 million attributable to the Homeland Security Services segment. Consolidated contract revenue increased $25.7 million, or 33.1%, to $103.6 million for the nine months ended October 2, 2015 as compared to $77.8 million for the nine months ended September 26, 2014. Included in contract revenue for the nine months ended October 2, 2015 was incremental contract revenue of $18.5 million attributable to our acquisitions of Abacus and 360 Energy that we completed on January 15, 2015.  Excluding the incremental contract revenue from our acquisitions, our consolidated contract revenue increased by $7.2 million, primarily as a result of growth in energy efficiency work in California and New York.  Contract revenue in our Energy Efficiency segment increased  $20.6 million, or 54.9%, for the nine months ended October 2, 2015 as compared to the nine months ended September 26, 2014.  As noted, the primary reason for this increase was the incremental revenue of $18.5 million as a result of the completion of the acquisitions of Abacus and 360 Energy on January 15, 2015.  Excluding the incremental contract revenue from our acquisitions, our consolidated contract revenue for the Energy Efficiency Services segment increased by $2.1 million, primarily as a result of the growth of energy efficiency related work in the states of California and New York. Contract revenue for the Engineering Services and Public Finance Services segments increased $4.4 million, or 14.8%, and $1.0 million, or 12.2%, respectively, for the nine months ended October 2,  2015 as compared to the nine months ended September 26, 2014.  Contract revenue for the Engineering Services segment increased primarily due to greater demand for our city engineering services in northern California, our building and safety services in California and Arizona, our design engineering services, and our construction management services. Contract revenue for the Homeland Security Services segment decreased  $0.3 million, or 9.6%, to $2.5 million from $2.7 million for the nine months ended October 2, 2015 as compared to the nine months ended September 26, 2014. Revenue in the Homeland Security Services segment decreased due to slightly lower levels of activity in the traditional planning, training and exercise consulting services business.

Direct costs of contract revenue.    Direct costs of contract revenue were $63.7 million for the nine months ended October 2, 2015, with $39.3 million attributable to the Energy Efficiency Services segment, $19.4 million attributable to the Engineering Services segment, $3.6 million attributable to the Public Finance Services segment, and $1.4 million attributable to the Homeland Security Services segment. Included in direct costs of contract revenue for the nine months ended October 2, 2015 was incremental direct costs of revenue of $13.8 million attributable to our acquisitions of Abacus and 360 Energy that we completed on January 15, 2015. Overall, direct costs increased by $17.7 million, or 38.5%, to $63.7 million for the nine months ended October 2, 2015 from $46.0 million for the nine months ended September 26, 2014.  This increase is primarily attributable to increases in direct costs within our Energy

Efficiency Services of $14.3 million, or 57.1%, which includes all of the increase contributed by Abacus and 360 Energy. Direct costs for the Engineering Services and Public Finance Services segments increased by $3.3 million, or 20.6%, and $0.3 million, or 10.3%, respectively. Direct costs of contract revenue in our Homeland Security Services segment decreased by $0.2 million, or 14.8% to $1.4 million for the nine months ended October 2, 2015 from $1.6 million for the nine months ended September 26, 2014.

Direct costs increased as a result of increases in subcontractor services and other direct costs of $14.2 million and an increase in salaries and wages of $3.4 million. Within direct costs of contract revenue, salaries and wages decreased to 23.1% of contract revenue for the nine months ended October 2, 2015 from 26.3% for the nine months ended September 26, 2014 and subcontractor services and other direct costs increased to 38.3% of contract revenue for the nine months ended October 3, 2015 from 32.7% of contract revenue for the nine months ended September 26, 2014. Subcontractor services increased primarily because of increased demand for the energy efficiency, sustainability and renewable energy services of our subsidiary Willdan Energy Solutions, which generally utilizes a higher percentage of subcontractors than our other segments.

General and administrative expenses.    General and administrative expenses increased by $6.9 million, or 26.5%, to $32.9 million for the nine months ended October 2, 2015 from $26.0 million for the nine months ended September 26, 2014. This was primarily due to increases of $6.5 million, $0.5 million, and $0.5 million in the general and administrative expenses of the Energy Efficiency Services, the Engineering Services, and the Public Finance Services segments, respectively, partially offset by a decrease of $0.1 million in the general and administrative expenses of our Homeland Security Services segment. The general and administrative expenses of our corporate offices decreased by $0.6 million. General and administrative expenses as a percentage of contract revenue decreased to 31.7% for the nine months ended October 2, 2015 as compared to 33.4% for the nine months ended September 26, 2014.

Of the $6.9 million increase in general and administrative expenses, approximately $3.6 million relates to increases in salaries and wages, payroll taxes and employee benefits. The increase in employee related costs primarily resulted from increased headcount within our Energy Efficiency and Engineering Services segments. Other general and administrative expenses increased by $2.1 million primarily as a result of increased legal expenses and increases in expenses related to professional services. Facilities and facility related expenses decreased by $0.1 million. Depreciation and amortization expenses increased by $0.9 million.

Income from operations.     As a result of the above factors, our operating income was $7.1 million for the nine months ended October 2, 2015, as compared to operating income of $5.9 million for the nine months ended September 26, 2014. Income from operations as a percentage of contract revenue was 6.8% for the nine months ended October 2, 2015, as compared to 7.6% in the prior year period.

Total other (expense) income.    Total other expense, net was $0.3 million for the nine months ended October 2, 2015, as compared to total other income, net of $0.1 million for the nine months ended September 26, 2014. This increase in expense is primarily due to interest expense related to the acquisition notes payable and increased borrowings under our delayed draw term loan facility, all of which were used for the acquisitions of Abacus and 360 Energy.

Income tax expense (benefit).     Income tax expense was $2.9 million for the nine months ended October 2, 2015, as compared to an income tax benefit of $1.4 million for the nine months ended September 26, 2014. The difference between income tax expense for the nine months ended October 2, 2015 versus the nine months ended September 26, 2014 is primarily due to recognition of income tax benefit for net operating loss carryforwards that were fully utilized in 2014 and are no longer available to offset taxable income. Income tax expense for the nine months ended October 2, 2015 primarily relates to federal and state income taxes.  The difference between the tax expense recorded and the expense that would be recorded by applying the federal statutory rate primarily relates to state income taxes and certain expenses that are non-deductible for tax purposes, including meals and entertainment, lobbying and compensation expense related to incentive stock options.  Additionally, the income tax expense in the nine months ending October 2, 2015 reflects an adjustment to the tax effected value of deferred tax assets and liabilities resulting from changes in the estimated effective state income tax rate.

Net income.     As a result of the above factors, our net income was $3.9 million for the nine months ended October 2, 2015 compared to $7.4 million for the nine months ended September 26, 2014.

Liquidity and Capital Resources

As of October 2, 2015, we had $16.0 million of cash and cash equivalents. Our primary sources of liquidity are cash generated from operations and our revolving line of credit with BMO Harris Bank, N.A., which matures on March 24, 2016.  Subject to certain conditions, including that the we are not in default under the BMO Credit Agreement and that our trailing twelve month EBITDA (as defined in the BMO Credit Agreement) was not less than $10.0 million as of the end of the third fiscal quarter of 2015, we have the option to request that the maturity date be extended by one year to March 24, 2017 and term loans could accordingly be requested at any time prior to February 22, 2017. As of October 2, 2015, we were in compliance with the covenants and conditions that would allow an extension to March 24, 2017. We intend to request that the maturity date be extended by one year to March 24, 2017.We believe that our cash and cash equivalents on hand, cash generated by operating activities and available borrowings under our revolving line of credit (if needed and if available) will be sufficient to finance our operating activities for at least the next 12 months.

Cash flows from operating activities

Cash flows provided by operating activities were $4.9 million for the nine months ended October 2, 2015, as compared to cash flows provided by operating activities of $5.8 million for the nine months ended September 26, 2014.  The cash flows provided by operating activities in the nine months ended October 2, 2015 were comparatively lower than the prior year period due to a decrease in net income, as adjusted for non-cash activity such as depreciation and amortization and deferred taxes, an increase in costs and estimated earning of billings on uncompleted projects and a decrease in accrued liabilities, partially offset by an increase in accounts payable.

Cash flows from investing activities

Cash flows used in investing activities were $9.8 million for the nine months ended October 2, 2015 as compared to cash flows used in investing activities of $0.2 million for the nine months ended September 26, 2014. The cash flows used in investing activities in the nine months ended October 2, 2015 were comparatively higher than the prior year period due primarily to cash paid in January 2015 for acquisitions of Abacus and 360 Energy and cash paid in April 2015 for the acquisition of Economists LLC and an increase of $1.5 million in capital expenditures.

Cash flows from financing activities

Cash flows provided by financing activities were $0.6 million for the nine months ended October 2, 2015 as compared to cash flows used in financing activities of $0.4 million for the nine months ended September 26, 2014.  The cash flows provided by financing activities for the nine months ended October 2, 2015 was primarily attributable to the proceeds from the $2.0 million of term loans borrowed under the BMO Credit Agreement for the Abacus and 360 Energy acquisitions which were partially offset by payments on our notes payable.

Outstanding indebtedness

BMO Credit Facility:  On March 24, 2014, we and our subsidiaries, as guarantors, entered into a credit agreement with BMO Harris Bank, N.A., or BMO, that provides for a revolving line of credit of up to $7.5 million, subject to a borrowing base calculation, and a delayed draw term loan facility of up to $2.5 million. The $7.5 million revolving credit facility includes a $5.0 million standby letter of credit sub-facility. On January 15, 2015, we and our subsidiaries, as guarantors, entered into the Second Amendment (the “Second Amendment”) to the Credit Agreement (as amended, the “BMO Credit Agreement”) to, among other things, permit the acquisitions of Abacus and 360 Energy, the incurrence of the notes and guarantees issued in connection with the acquisitions of Abacus and 360 Energy and to add Abacus as a guarantor under the BMO Credit Agreement. The Second Amendment also increased the amount available to us for borrowing under the delayed draw term loan facility from $2.5 million to $3.0 million. To finance the acquisitions of Abacus and 360 Energy, the Company borrowed $2.0 million under the delayed draw term loan facility. As of October 2, 2015, there were no outstanding borrowings under the revolving line of credit and approximately $1.85 million in loans outstanding under the term loan facility. After considering the credit agreement’s borrowing base calculation and debt covenants (each as described below), $7.5 million under the revolving line of credit and $1.15 million under the delayed draw term loan facility were available for borrowing.

As described below, the term loan bears interest at the LIBOR rate plus an applicable margin ranging between 2.25% and 2.75%, currently set at the LIBOR rate plus 2.50% and matures on March 24, 2016. Interest on the term loan is payable quarterly, beginning April 13, 2015 and was 2.83% as of October 2, 2015. Principal on the term loan is payable on the last day of each March, June, September, and December in each year, with the amount of each such principal installment equal to: (i) $50,000 on the last day of December 2015, and (ii) all of the remaining outstanding principal amount on March 24, 2016. The term loan is governed by the terms of the BMO Credit Agreement.

All borrowings under the revolving line of credit are limited to a borrowing base equal to roughly 75% of the eligible accounts receivable plus 50% of the lower of cost or market value of our eligible inventory, each term as defined in the BMO Credit Agreement. Under the BMO Credit Agreement, as of October 2, 2015, no cash amounts are restricted.  The revolving line of credit matures on March 24, 2016 and term loans can be requested at any time prior to February 23, 2016, which would mature March 24, 2016.  Subject to certain conditions, including that we are not in default under the BMO Credit Agreement and that our trailing twelve month EBITDA (as defined in the BMO Credit Agreement) is not less than $10.0 million as of the end of the third fiscal quarter of 2015, we have the option to request that the maturity date be extended by one year to March 24, 2017 and term loans could accordingly be requested at any time prior to February 22, 2017. As of October 2, 2015, we were in compliance with the covenants and conditions that would allow an extension to March 24, 2017 and intend to request that the maturity date be extended by one year to March 24, 2017.

The Second Amendment also increased the interest rate under the delayed draw term loan facility by 25 basis points. Giving effect to the Second Amendment, borrowings under the delayed draw term loan facility bear interest, at our option, at (a) the base rate plus an applicable margin ranging between 1.25% and 1.75%, or (b) the LIBOR rate plus an applicable margin ranging between 2.25% and 2.75%. Borrowings under the revolving line of credit bear interest, at our option, at (a) the base rate plus an applicable margin ranging between 0.75% and 1.25%, or (b) the LIBOR rate plus an applicable margin ranging between 1.75% and 2.25%. The applicable margin is determined based on our total leverage ratio.

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

The BMO Credit Agreement also includes customary negative covenants, including (i) restrictions on the incurrence of additional indebtedness by us or the Guarantors other than indebtedness existing on the date of the BMO Credit Agreement, (ii) restrictions on the total consideration for all permitted acquisitions (including potential future earn-out obligations) shall not exceed $1.5 million during the term of the agreement and the total consideration for any individual permitted acquisition shall not exceed $750,000 without BMO’s consent, and (iii) limitations on asset sales, mergers and acquisitions. In addition, the credit agreement includes customary events of default. Upon the occurrence of an event of default, the interest rate may be increased by 2.0%, BMO has the option to make any loans then outstanding under the BMO Credit Agreement immediately due and payable, and BMO is no longer obligated to extend further credit to us under the BMO Credit Agreement. As of October 2, 2015, we were in compliance with the covenants under the BMO Credit Agreement.

Insurance Premiums. We have also financed, from time to time, insurance premiums by entering into unsecured notes payable with insurance companies. During our annual insurance renewals in the fourth quarter of our fiscal year ended January 2, 2015, we elected to finance our insurance premiums for the upcoming fiscal year.

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

Our $2.0 million term loan bears interest at the LIBOR rate plus an applicable margin ranging between 2.25% and 2.75%, currently set as the LIBOR rate plus 2.50%, and matures on March 24, 2016. Interest on the term loan is payable quarterly, beginning April 13, 2015 and was 2.83% as of October 2, 2015. Principal on the term loan is payable on the last day of each March, June, September, and December in each year with the amount of each such principal installment equal to: (i) $50,000 on the last day of December 2015 and (ii) all of the remaining outstanding principal amount on March 24, 2016. The term loan is governed by the terms of the BMO Credit Agreement.    We intend to extend the maturity date of the term loan to March 24, 2017. Approximately $1.3 million of the promissory notes are fully amortizing and payable in equal monthly installments between January 15, 2015 and their January 15, 2017 maturity date.  The remaining $3.0 million of promissory notes are fully amortizing and payable in equal monthly installments between January 15, 2015 and their January 15, 2018 maturity date.  All of the promissory notes provide for a fixed interest rate of 4% per annum.

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

On April 3, 2015, our wholly-owned subsidiary, WFS closed its acquisition of substantially all of the assets of Economists LLC. WFS may be obligated to pay Economists LLC up to $0.6 million in cash, based on the achievement of certain financial targets by the WFS division made up of the assets acquired from, and the former employees of Economists LLC at the end of our 2015, 2016 and 2017 fiscal years.

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

Recent Accounting Pronouncements

Revenue Recognition

In May 2014, the FASB issued an amendment to the accounting guidance related to revenue recognition. Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606, provides for a single comprehensive principles based standard for the recognition of revenue across all industries through the application of the following five-step process: Step 1—Identify the contract(s) with a customer, Step 2—Identify the performance obligations in the contract, Step 3—Determine the transaction price, Step 4—Allocate the transaction price to the performance obligations in the contract, and Step 5—Recognize revenue when (or as) the entity satisfies a performance obligation. The new guidance is effective for annual periods beginning after December 15, 2017 and allows for either the prospective or retrospective methods of adoption.  We are evaluating the impact that adopting this guidance will have on its consolidated financial statements, including the method of adoption.

Debt Issuance Costs

In April 2015, the FASB issued new accounting guidance which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. Prior to the issuance of the standard, debt issuance costs were required to be presented in the balance sheet as an asset.  The guidance requires retrospective application and represents a change in accounting principle. We do not expect the guidance to have a material impact on its consolidated financial statements, as the application of this guidance affects classification only. This guidance will be effective for our fiscal year beginning October 1, 2017 after December 15, 2015.

Provisional Adjustments Recognized in Business Combination

In September 2015, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update that amends the retroactive requirement to apply adjustments made to provisional amounts recognized in a business combination. The update requires that we record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. We early adopted this standard for business combinations with open measurement periods for which the accounting is not finalized as of October 2, 2015. As of October 2, 2015, the adoption of this standard did not have a material impact on the consolidated financial statements.

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

We had cash and cash equivalents of $16.0 million as of October 2, 2015. This amount represents cash on hand in business checking accounts with BMO Harris Bank.

We do not engage in trading activities and do not participate in foreign currency transactions or utilize derivative financial instruments.

We are subject to interest rate risk in connection with borrowings under our revolving line of credit and delayed draw term loan facility, each of which bears interest at variable rates. At October 2, 2015, we had no borrowings outstanding under our $7.5 million revolving credit facility, with $7.5 million available for borrowing after considering the credit agreement’s borrowing base calculation and debt covenants, and we had approximately $1.85 million of term loans outstanding that bear interest at variable rates.  Borrowings under our revolving line of credit will accrue interest at either (i) a floating rate equal to 0.75% above the base rate in effect from time to time or (ii) a floating rate equal to 1.75% above LIBOR, with the interest rate to be selected by us.  Our term loan bears interest at the LIBOR rate plus an applicable margin ranging between 2.25% and 2.75%, currently set at the LIBOR rate plus 2.50%, 2.83% as of October 2, 2015 and matures on March 24, 2016.  We intend to extend the maturity date of the term loan to March 24, 2017. We do not have any interest rate hedges or swaps.  Based upon the amount outstanding under these loans, a one percentage point change in the assumed interest rate would change our annual interest expense by approximately $18,500 in 2015.

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

In connection with the preparation of this Quarterly Report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of October 2, 2015. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, as of October 2, 2015. No change in our internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6.  Exhibits

Exhibit Number		Exhibit Description
3.1		First Amended and Restated Certificate of Incorporation of Willdan Group, Inc., including amendments thereto (1)
3.2		Amended and Restated Bylaws of Willdan Group, Inc. (2)
4.1		Specimen Stock Certificate for shares of the Registrant’s Common Stock (1)
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
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of October 2, 2015 and September 26, 2014; (ii) the Condensed Consolidated Statements of Operations for the three months ended October 2, 2015 and September 26, 2014; (iii) the Condensed Consolidated Statements of Stockholders Equity for the nine months ended October 2, 2015; (iv) the Condensed Consolidated Statement of Cash Flows for the three months ended October 2, 2015 and September 26, 2014 and (iv) the Notes to the Condensed Consolidated Financial Statements.

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
Date: November 13, 2015