Form 10-K
period 2016-01-01
Willdan Group, Inc.
filed 2016-03-16
CIK 1370450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended January 1, 2016.
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to .

Commission File Number 001‑33076

WILLDAN GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	14‑1951112 (I.R.S. Employer Identification No.)

2401 East Katella Avenue, Suite 300, Anaheim, California 92806

(Address of principal executive offices) (Zip Code)

(800) 424‑9144

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 par value	NASDAQ Global Market
(Title of class)	(Name of exchange)

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes       No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Yes ☐  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non‑accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

The aggregate market value of the voting and non‑voting common equity held by non‑affiliates computed by reference to the price at which the common equity was last sold, as reported on the NASDAQ Global Market, as of the last business day of the registrant’s most recently completed second fiscal quarter was $80.1 million.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐   No ☒

On March 15, 2016, there were 8,173,402 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10‑K incorporates information by reference from the registrant’s definitive proxy statement for the 2016 Annual Meeting to be filed on or prior to 120 days after the end of our fiscal year.

i

PART I

ITEM 1.  BUSINESS

Overview

We are a provider of professional technical and consulting services to utilities, private industry, and public agencies at all levels of government. Nationwide, we enable our clients to realize cost and energy savings by providing a wide range of specialized services. We assist our clients with a broad range of complementary services relating to:

•	Energy Efficiency and Sustainability;
•	Engineering and Planning;
•	Economic and Financial Consulting; and
•	National Preparedness and Interoperability.

We operate our business through a network of offices located primarily in California and New York. We also have operations in Arizona, Colorado, Florida, Illinois, Kansas, Oregon, Texas, Washington and Washington, DC. As of January 1, 2016, we had a staff of 688, which includes licensed engineers and other professionals.

We seek to establish close working relationships with our clients and expand the breadth and depth of the services we provide to them over time.  Our business with public and private utilities is concentrated primarily in California and New York, but we also have business with utilities in Texas, Illinois, Ohio and Washington State.  We currently serve 17 major utility customers across the country.  Our business with public agencies is concentrated in California and Arizona. We provide services to many of the cities and counties in California. We also serve special districts, school districts, a range of public agencies and private industry.

We were founded in 1964 and Willdan Group, Inc., a Delaware corporation, was formed in 2006 to serve as our holding company. Historically, our clients have been public agencies in communities with populations ranging from 10,000 to 300,000 people.  We believe communities of this size are underserved by large outsourcing companies that tend to focus on securing large federal and state projects, and projects for the private sector.  We consist of a family of wholly‑owned companies that operate within the following segments for financial reporting purposes:

Energy Efficiency Services.  Our Energy Efficiency Services segment consists of the business of our subsidiary, Willdan Energy Solutions, which offers energy efficiency and sustainability consulting services to utilities, public agencies and private industry. This segment is currently our largest segment based on contract revenue, representing approximately 55% and 49% of our consolidated contract revenue for fiscal years 2015 and 2014, respectively.

Engineering Services.  Our Engineering Services segment includes the operations of our subsidiaries, Willdan Engineering, Willdan Infrastructure and Public Agency Resources (“PARs”). Willdan Engineering provides civil engineering‑related and city planning services, geotechnical and other engineering consulting services to our clients. Willdan Infrastructure, which was launched in fiscal year 2013, provides engineering services to larger rail, port, water, mining and other civil engineering projects. PARs primarily provides staffing to Willdan Engineering. Contract revenue for the Engineering Services segment represented approximately 34% and 38% of our overall consolidated contract revenue for fiscal years 2015 and 2014, respectively.

Public Finance Services.  Our Public Finance Services segment consists of the business of our subsidiary, Willdan Financial Services, which offers economic and financial consulting services to public agencies. Contract revenue for the Public Finance Services segment represented approximately 9% and 10% of our consolidated contract revenue for fiscal years 2015 and 2014, respectively.

Homeland Security Services.  Our Homeland Security Services segment consists of the business of our subsidiary, Willdan Homeland Solutions, which offers national preparedness and interoperability services and communications and technology solutions. Contract revenue for our Homeland Security Services segment represented approximately 2% and 3% of our consolidated contract revenue for fiscal years 2015 and 2014, respectively.

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

Energy Efficiency and Sustainability Services

In response to an increased awareness of global warming and climate change issues, private industry and public agencies are increasingly seeking out cost‑effective, turnkey solutions that provide innovative energy efficiency, renewable energy, water conservation and sustainability services. State and local governments are frequently turning to specialized resource conservation firms to strike the balance between environmental responsibility and economic competitiveness. Consultants have the expertise to develop efficient and cost effective solutions. The use of energy efficiency services, including audits, program design, benchmark analysis, metering and partnerships provides government agencies, utilities and private firms with the ability to realize long‑term savings.

Engineering and Planning Services

Engineering and planning services encompass a variety of disciplines associated with the design and construction of public infrastructure improvements. We expect continued population growth in California and other western states to place a significant strain on the infrastructure in those areas, driving the need for both new infrastructure and the rehabilitation of aging structures. Federal, state and local governments have responded to this need by proposing an increase in their funding of infrastructure related activities.

Economic and Financial Consulting

Public agencies must raise the necessary funding to build, improve and maintain infrastructure and to provide services to their local communities. While tax revenue is the primary source of public agency funding, certain states, including California, impose property tax and spending limits that curtail the generation of such funds. Alternatives include the issuance of tax‑exempt securities; the formation of special financing districts to assess property owners on a parcel basis for infrastructure and public improvements, such as assessment districts and community facilities districts (known as Mello‑Roos districts in California); the implementation of development impact fee programs that require developers to bear the cost of the impact of development on local infrastructure; user fee programs that pass costs along to the actual users of services; optimization of utility rates; and special taxes enacted by voters for specific purposes.

Public agencies frequently contract with private consultants to provide advance studies, manage the processes and provide the administration necessary to support these methods. Consultants have the expertise necessary to form the special financing districts and produce an impact fee study used to develop a schedule of developer fees. Privatized services are also utilized to implement the programs or revised rate schedules, and in the case of special financing districts, administer the districts through the life of the bonds. Consultants also frequently provide the services necessary to comply with federal requirements for tax‑exempt debt, such as arbitrage rebate calculations and continuing disclosure reports. Use of such services allows public agencies to capitalize on innovative public finance techniques without incurring the cost of developing in‑house expertise.

Homeland Security, National Preparedness and Interoperability Services

After September 11, 2001, the need to protect civil infrastructure and implement additional security measures became a priority at all levels of government. In addition to the threat of terrorism, Hurricanes Katrina and Rita and Superstorm Sandy highlighted the vulnerability of our country’s infrastructure to natural disasters, and the Deepwater Horizon oil spill along the Louisiana Gulf Coast emphasized the need for disaster preparedness. Such events place an increased burden on local and regional public agencies to be prepared to respond. In addition to fire and safety personnel, agencies responsible for the physical safety of infrastructure elements, such as water and wastewater systems, ports and airports, roads and highways, bridges and dams, are under increased pressure to prepare for natural and man‑made disasters. Accordingly, the federal government now considers public works staff members to be “first responders” to such incidents and we believe that agencies are allocating resources accordingly.

Our Services

We specialize in providing professional technical and consulting services to utilities, private industry and public agencies at all levels of government. Our core client base is composed of public and private utilities, commercial and industrial firms, cities, counties, special districts, other local and state agencies and tribal governments.

We are organized to profitably manage numerous small to mid‑size contracts at the same time. Our contracts can range from $1,000 to over $5,000,000 in contract revenue. Our contracts typically have a duration of between two and thirty-six months, although we have city services contracts that have been in effect for over 30 years. At January 1, 2016, we had approximately 1,977 open projects.

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

	Fiscal Year
	2015	2014	2013
Energy Efficiency Services	55%	49%	42%
Engineering Services	34%	38%	41%
Public Finance Services	9%	10%	12%
Homeland Security Services	2%	3%	5%

See Note 13—“Segment Information” for additional segment information.

Energy Efficiency Services

In fiscal year 2008, we acquired our subsidiary, Willdan Energy Solutions (“WES”), formerly known as Intergy. WES is an energy efficiency consulting firm that provides specialized, innovative, comprehensive energy solutions nationwide to businesses, utilities, state agencies, municipalities, and non‑profit organizations. Our experienced engineers and staff help our clients realize cost and energy savings by tailoring efficient and cost‑effective solutions to assist them in maximizing their energy spend. WES’s energy efficiency services include comprehensive surveys, program design, master planning, benchmarking analysis, installation, alternative financing, and measurement and verification services.

Our range of energy efficiency services are described below:

Energy Efficiency.  We provide complete energy efficiency consulting and engineering services, including: program design, management and administration; marketing, customer outreach, and project origination; energy audits and feasibility analyses; retro‑commissioning; implementation, training and management; data management and reporting; retro‑commissioning services; and measurement and verification services.

Program Design and Implementation.  We assist utilities and governmental clients with the design, development and implementation of energy efficiency plans and programs. These plans include energy efficiency design, outreach implementation, water conservation, renewable, and Green House Gas (“GHG”) reduction strategies.

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

Turnkey Facility and Infrastructure Projects. We provide turnkey/design-build facility and infrastructure improvement projects to a wide array of public and private clients including municipalities, county governments, public and private K-12 schools, and higher education institutions. Our services cover preliminary planning, project design, construction management, commissioning and post-project support and measurement and verification services.

Representative Projects.  The following are examples of typical ongoing projects in the Energy Efficiency Services segment:

•

Consolidated Edison Company of New York.  We serve as Consolidated Edison’s program manager and implementer for its Small Business Direct Install (“SBDI”) Program in New York City. The Program helps small businesses achieve energy efficiency and financial savings, offering both free and cost shared energy efficiency retrofits, including installation of high efficiency lighting and refrigeration energy conservation measures. As the program implementer, we are responsible for moving a high volume of projects from survey to retrofit; tracking, analyzing, and reporting on project status and program data; and completing installation through self-performance or in cooperation with a  small group of contractors. In August 2014, we engaged in a significant effort to reduce a load pocket (an area of intensive power use) in Brooklyn and Queens with a goal of achieving an electric demand reduction of 9 million watts.  At the end of 2015, we had delivered over 14 megawatts (“MW”) of electric demand reduction in the load pocket and over 223 million kilowatt hours (“kWh”) of energy savings across the SBDI Program.

•

New York Prize Project Feasibility Study.  In 2015, we were awarded eight community microgrid feasibility studies throughout New York State. Under these contracts, we will determine the feasibility of developing community microgrids, which are local energy systems that operate independently of the electricity grid in the event of bulk power supply outage. These studies are supported by NYSERDA as  a part of New York Governor Cuomo's NY Prize competition, a $40 million competition designed to help communities across New York State reduce costs, promote clean energy, and build reliability and resiliency into the electric grid. As part of each feasibility study, we are working with the local electric and gas distribution utilities, municipal and city governments and other community stakeholders to ensure the sustained operation of crucial public services, such as police and fire stations, schools, hospitals, first responders, and water treatment facilities. The microgrids will be designed to increase power reliability, enhance safety, lower energy costs, resolve existing system constraints, and reduce dependency on bulk power providers. Each study will also analyze integrating distributed energy resources, such as energy storage, combined heat and power, energy efficiency and demand response, and renewable power (e.g., solar, wind).

•

Southern California Edison (“SCE”)—Data Center Energy Efficiency Program (“DCEEP”).  We are the program implementer for SCE’s DCEEP, which primarily coordinates the retrofit components of the overall demand reduction strategy. The primary deliverables for DCEEP include initial outreach and targeting of data center and IT-related facilities, comprehensive whole building/system technical audits, and energy efficiency retrofit program element implementation. The retrofit component consists of deemed measures, calculated measures, and emerging technologies. In 2015, the program delivered 4.5 million kWh and 896 kilowatts (“kW”) in peak demand reduction.

•

Pacific Gas & Electric (“PG&E”), SCE, and SDG&E—Hospital Energy Efficiency Program (“HEEP”).  As the program implementer for HEEP, we offer energy-efficiency services for hospitals and healthcare related buildings (such as medical office buildings, long-term care facilities, etc.) in PG&E, SCE, and SDG&E territories. In 2015, these programs delivered total approximate energy savings of 11.5 million kWh, 1800 kW of peak demand reduction, and 144,000 therms of natural gas savings.

•

City of Hillsboro, Oregon, Shute Park Aquatic & Recreation Center.  The Shute Park Aquatic and Recreation Center is a one story athletic club and natatorium which consists of indoor and outdoor swimming pools, locker rooms, aerobics room, cardio/weight room, cycling rooms, child care area, lobby, staff offices, restrooms, and mechanical rooms. The facility was originally constructed in 1981 and was significantly remodeled in 2006.  It is 43,480 square feet, and averages about 100 occupants during typical usage. We were hired to implement a number of energy efficiency measures, including optimizing heating, ventilating, and air conditioning (“HVAC”), upgrading the pool lighting; installing a spa blanket; and utilizing the existing condensing boilers to provide domestic hot water.

•

City of Vancouver, Washington, Mill Plain Elementary School.  Mill Plain Elementary School is comprised of four main buildings and three portable buildings. The original buildings on this campus were constructed during or before 1952.  We were hired to replace classroom fan coil units and improve air distribution and economizer function; replace heating pumps and make heating piping system improvements; replace the chiller and chilled water pump; replace HVAC units; improve access into the gym mechanical mezzanine; upgrade the direct digital control system including replacing existing pneumatic controls; and ceiling repairs as required.  The work also includes balancing and commissioning of all HVAC systems.

Engineering Services

We provide a broad range of engineering‑related services to the public sector and limited services to the private sector. In general, contracts for engineering services (as opposed to construction contracts) are awarded by public agencies based primarily upon the qualifications of the engineering professional, rather than the proposed fees. We have longstanding relationships with many of these agencies and are recognized as an engineering consultant with relevant expertise and customer focused services. A substantial percentage of our engineering‑related work is for existing clients that we have served for many years.

Our engineering‑related services are described individually below:

Building and Safety.  Our building and safety services range from managing and staffing an entire municipal building department to providing specific outsourced services, such as plan review and field inspections. Other related services that we offer under this umbrella include performing accessibility compliance and providing disaster recovery teams, energy compliance evaluations, permit processing and issuance, seismic retrofitting programs, and structural plan review. Many of our building and safety services engagements are with municipalities and counties where we supplement the capacity of in‑house staff.

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

Development Review.  We offer development plan review and inspection services including Americans with Disabilities Act (“ADA”) compliance, preliminary and final plats (maps), grading and drainage, complete infrastructure improvements for residential site plans, commercial site plans, industrial developments, subdivision, and major master planned developments. Previously, we have reviewed grading plans, street lighting and traffic signal plans, erosion control plans, storm drain plans, street improvement plans, and sewer water and utility plans.

Disaster Recovery.  We provide disaster recovery services to cities, counties and local government. Our experience in disaster recovery includes assisting communities in the disaster recovery process following earthquakes, firestorms, mudslides and other natural disasters. We typically organize and staff several local disaster recovery centers which function as “one‑stop permit centers” that guarantee turn‑around performance for fast‑track plan checking and inspection services. Additionally, we have performed street and storm drain clean‑up, replacement or repair of damaged storm drains, streets, and bridges, debris management and preparation and implementation of a near‑term erosion and sediment control program.

Environmental Engineering.  We provide environmental consulting and remediation services to cities, counties, and local governments. Our environmental services encompass many technical disciplines and programs, including environmental assessments and audits, environmental characterization and assessment, soil and groundwater investigations, and information technology services.

Geotechnical.  Our geotechnical and earthquake engineering services include soil engineering, earthquake and seismic hazard studies, geology and hydrogeology engineering, and construction inspection. We operate a licensed, full‑service geotechnical laboratory at our headquarters in Anaheim, California, which offers an array of testing services, including construction materials testing and inspection.

Landscape Architecture.  We assist public agencies in the design and planning of parks and recreation developments, as well as redevelopment and community‑wide beautification plans. Our services in the area of landscape architecture include design, landscape management, urban forestry and planning. Specific projects include park design and master planning, bidding and construction documents, water conservation plans, urban beautification programs, landscape maintenance management, site planning, and assessment district management.

Planning.  We assist communities with a full range of planning services, from the preparation of long‑range policy plans to assistance with the day-to-day operations of a planning department. For several cities, we provide contract staff support. We provide environmental documentation services (including National Environmental Policy Act, California Environmental Quality Act, and Environmental Impact Report compliance and document preparation), mitigation monitoring programs, and third party environmental review. We also provide urban planning and design services focused on investigation of specific planning and design issues and the formulation of plans, policies, and strategies for communities as a whole or for specific study areas. Typical assignments include land use studies, development of specific plans or general plan elements, design guidelines, and zoning ordinances. Our urban planning services include assisting communities with the implementation of general plans, land use enforcement, capital improvement planning, community development and redevelopment programs, and economic development strategies.

Program and Construction Management.  We provide comprehensive program and construction management services to our public‑sector clients. These services include construction administration, inspection, observation, labor compliance, and community relations, depending on the client’s needs and the scope of the specific project. Our construction management experience encompasses projects such as streets, bridges, sewers and storm drains, water systems, parks, pools, public buildings, and utilities.

Contract Staff Support Services.  We provide cities and counties with both interim and long‑term contract staff support services, including capital improvement planning, contract administration, and code enforcement management. Public agencies have contracted with us when it is not cost‑effective to have a full‑time engineer on staff, to relieve peak workload situations, or to fill vacant positions during a job search. We have also provided small cities with the functions of entire departments, such as building and safety, engineering, planning, or public works. In other instances, public agencies have retained our personnel to serve as city engineers, building officials, case planners, public works directors, or project managers for large or unusually complex projects.

Structures.  Our structural engineering services include bridge design, bridge evaluation and inspection, highway and railroad bridge planning and design, highway interchange design, railroad grade separation design, bridge seismic retrofitting, building design and retrofit, sound wall and retaining wall design, and planning and design for bridge rehabilitation and replacement.

Survey.  Our surveying and mapping services include major construction layout, design survey, topographic survey, aerial mapping, Geographic Information Systems, and right‑of‑way engineering.

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

Transportation.  Our engineers design streets and highways, airport and transit facilities, freeway interchanges, high‑occupancy vehicle lanes, pavement reconstruction, and other elements of city, county, and state infrastructure. Our transportation engineering services cover a full spectrum of support functions, including right of way, utility relocation, landscape, survey and mapping, geographic information systems, public outreach, and interagency coordination. These services are typically provided to local public works agencies, planning and redevelopment agencies, regional and state transportation agencies and commissions, transit districts, ports, railroads, and airports.

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

Representative Projects.    The following are examples of typical projects we have in the Engineering Services segment:

•

Cadiz, Inc., Cadiz Valley Water Conservation, Recovery, and Storage Project.  We are providing public outreach and support for the Cadiz Valley Water Conservation, Recovery, and Storage project that is designed to actively manage the groundwater basin underlying a portion of the Cadiz and Fenner Valleys in California’s Eastern Mojave Desert. The project will conserve renewable native groundwater and provide future water storage. Currently, we supplement public and governmental affairs support, perform outreach to stakeholder agencies and businesses, and work to secure project approvals at the local, state and federal levels. The project has completed all of its environmental clearance, and once project approvals are in place, we will assist with the later phases of work.

•

California High Speed Rail Authority and Parsons, Utility Relocation and Traffic Engineering Services. We are providing telephone utility relocation design services in connection with the California High Speed

Rail Phase 1 project in Madera and Fresno counties. The work includes both horizontal and vertical relocation of telephone ducts and vaults within the utility corridor right-of-way crossing the railroad alignment and within associated local roadway, where overcrossings are to be constructed. We are also providing traffic engineering services.

•

City of Rancho Mirage, California, Building and Safety Services.  We are providing building and safety services to Rancho Mirage, a city with a population of 18,000.  We are currently serving as the interim Building Official and providing as-needed plan check services.  In addition, we are providing building and safety inspection services to Rancho Mirage’s mobile home parks.

•

City of Hughson, California, Engineering Services and Fox Road Improvements. We are providing contract city engineering services and acting as an extension of City staff.  The services we provide include developing and implementing the City’s Capital Improvement Program; planning and reviewing construction, operation and maintenance of the City’s streets, parks, municipal buildings, and water and sewer facilities; planning and reviewing all public works engineering activities, including design, surveying, and inspection; and reviewing plans, engineering reports, budget estimates, and proposed ordinances submitted by department staff and consulting engineers.

•

City of Rialto, California, On-Call Construction Management Services.  We are providing construction management services for numerous projects throughout the City.  Typical projects include roadway, parking lot, pavement, ADA compliance, underground infrastructure (sewers, storm drains, and trenches), annual overlay, and building facility (warehouse and fire station) improvements.  Services include resident engineering, construction management, construction inspection, utility coordination, preparation of funding submittals, labor compliance, geotechnical and material testing, and public outreach.

Public Finance Services

Since 1999, our subsidiary Willdan Financial Services, a public finance consulting business, has supplemented the engineering services that we offer our clients. In general, we supply expertise and support for the various financing techniques employed by public agencies to finance their operations and infrastructure. We also support the mandated reporting and other requirements associated with these financings. We do not provide underwriting or financial advisory services for municipal securities.

Unlike our Engineering Services business, we often compete for business, at least initially, through a competitive bid process. Agencies competitively bid out services on a regular basis. The new contract terms are generally one, three or five years per contract.

Our services in this segment include the following:

District Administration.  We administer special districts on behalf of public agencies. The types of special districts administered include community facilities districts (in California, Mello‑Roos districts), assessment districts, landscape and lighting districts, school facilities improvement districts, benefit assessment districts, fire suppression districts, and business improvement districts. Our administration services include calculating the annual levy for each parcel in the district; billing charges directly or through a county tax roll; preparing the annual Engineer’s Report, budget and resolutions; reporting on collections and payment status; calculating prepayment quotes; and providing financial analyses, modeling and budget forecasting.

The key to our District Administration services is our proprietary software package, MuniMagicSM: Municipal Administration & Government Information Coordinator, which we developed internally to redefine the way we administer special districts. MuniMagic is a database management program that maintains parcel data; calculates special taxes, assessments, fees and charges; manages payment tracking; maintains bond‑related information in a single, central location; and provides reporting, financial modeling and analysis at multiple levels of detail. MuniMagic offers a significant competitive advantage in an industry driven by the ability to accurately process large quantities of data.

Financial Consulting.  We perform economic analyses and financial projects for public agencies, including:

•	Fee and rate studies, such as cost allocation studies and user fee analysis;
•	Utility rate analysis for water, wastewater and storm water;
•	Utility system appraisals and acquisitions;
•	Fiscal and economic impact analysis;
•	Strategic economic development and redevelopment plans;
•	Real estate and market analysis associated with planning efforts, and development fee studies;
•	Proposition 218 studies, assessment balloting, and re‑engineering;
•

Special district formation, which involves the feasibility determinations, design, development and initiation of community facilities districts, school facilities improvement districts, tax increment financing districts, assessment districts, landscape and lighting districts, benefit assessment districts, business improvement districts, and fire suppression assessments;

•

Other special projects, including facility financing plans, formation of new public entities, annexations and incorporations; reassessment engineering and financial analysis for bond offerings or refundings; development and financial projections; and nexus studies between public and private enterprises, including public‑private partnerships and the benefits of economic development to municipalities and to state, provincial, regional and national governments.

Federal Compliance.    We offer federal compliance services to issuers of municipal securities, which can be cities, towns, school districts, housing authorities, and other entities that are eligible to issue tax‑exempt securities. Specifically, we provide arbitrage rebate calculations and municipal disclosure services that help issuers remain in compliance with federal regulations. We provide these reports, together with related compliance services such as bond elections, temporary period yield restriction, escrow fund monitoring, rebate payments, and refund requests. In terms of continuing disclosure services, we both produce the required annual reports and disseminate those reports on behalf of the issuers. We provide federal compliance services to approximately 750 issuers in 42 states and the District of Columbia on more than 2,500 bond issues totaling over $60 billion in municipal debt.

Representative Projects.  Examples of typical projects we have in the Public Finance Services segment include:

•

City of Miramar, Florida, Economic Development Action Plan.  We were hired by the City of Miramar to prepare an Economic Development Action Plan.  The objective of this project is to assist the City and community stakeholders in guiding the strategies and goals executed by the Economic Development Department over the next three to ten years. The final deliverables will provide the City with research, analysis, economic benchmarking, and an implementation plan which includes monitoring and reporting tools based on industry methodologies, structured for easy use by City staff. These deliverables will be used to implement the study’s priorities and recommendations after the contract period.

•

Town of Queen Creek, Arizona, Transportation Development Impact Fee Study.  The Town of Queen Creek is a rapidly growing community in the Valley Area surrounding Phoenix. The Town hired us to provide a Transportation Development Impact Fee Study for the City’s roadway system

•

City of Laguna Hills, California, Comprehensive Fee Study and Cost Allocation Plan Update.  The City of Laguna Hills hired us to conduct a Comprehensive Fee Study and Cost Allocation Plan Update to determine the proper allocation of expenditures and on-going full cost of services provided by the City.

•

City of Plano, Texas, Rate Methodology Assessment.  We were retained by the City of Plano, Texas, and other member cities of the North Texas Municipal Water District, to complete an assessment of the rate methodology used to charge member and customer cities. The District consists of 13 member cities and 33 customer cities from the North Dallas area, serving 1.6 million consumers. The project consists of evaluating the current rate methodology and recommending alternatives to more equitably allocate costs amongst member cities and to customer cities. In order to achieve this objective, and have a platform to best communicate results, we developed an interactive model to simulate changes in rate methodology.

Homeland Security Services

In fiscal year 2004, we formed our subsidiary Willdan Homeland Solutions (“WHS”), formerly known as American Homeland Solutions. WHS provides emergency preparedness planning, emergency preparedness training, emergency preparedness exercises, communications and technology, and water security services that focus on integrating local resources and assets within state and federal systems to cities, counties and related municipal service agencies, such as utility and water companies, as well as school districts, port and transportation authorities, tribal governments and large business enterprises with a need for homeland security related services. We staff our projects in this area with former high‑level local and regional public safety officers and focus on solutions tailored for local agencies and their personnel. Our services include the following:

Emergency Preparedness Planning.  We design, develop, implement, review, and evaluate public and private agencies’ emergency operations and hazard mitigation plans, including compliance and consistency with federal, state and local laws and policies. Plans are tailored to respond to terrorism, intentional acts of sabotage, and natural disasters. We also provide command and control and emergency response training for all types of unusual occurrences. We have developed emergency operations, hazard mitigation, continuity of operations and business continuity and recovery plans for municipal governments, special districts, school districts, and private‑industry clients.

Emergency Preparedness Training.  We design customized training courses for all aspects of disaster, unusual occurrence and emergency responses. In this regard, we have developed and own several training courses that meet or exceed the requirements for the federal National Incident Management System (“NIMS”) training. These courses assist clients in meeting their obligations to prepare their staff to utilize the NIMS.

Emergency Preparedness Exercises.  We conduct planning sessions and exercises, including those relating to weapons of mass destruction, large events, mass casualty transportation disasters, terrorism incident response, natural disaster response and recovery, and civil disorder events. We design these exercises for multi‑agency involvement so they are fully compliant with the federal government’s Homeland Security Exercise and Evaluation Program, the State Emergency Management System for California, and the National Response Framework. Exercises are designed to evaluate and test “first responders” and support personnel, as well as elected officials and agency management.

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

Water Security.  We offer NIMS and Incident Command System courses specific to water and wastewater agencies. Our instructors and course facilitators have significant experience in water and wastewater security, emergency preparedness, and business continuity. All courses are DHS‑certified. Eligible agencies may use DHS Transit Security Grant Program funds for this approved training. The program is one in a number of comprehensive measures authorized by congress to directly support transportation infrastructure security activities.

Representative Projects.  Examples of typical Homeland Security Services projects include:

•

National Railroad Passenger Corporation, Amtrak Security Exercise Program.  The National Railroad Passenger Corporation, (“Amtrak”) selected us, as part of the project team under the direction of the principle contractor, Obsidian Analysis, Inc., to support their 2013-2015 security exercise program.  For this program, we established a corporate multi-year training and exercise program that included workshops, tabletops, drills, functional, and full-scale exercises.  These exercises, along with the planning process, involved frontline employees and managers, such as conductors, road foremen, station, and onboard services personnel, management and corporate leadership, and integrated these groups with national and local partners and stakeholders, including local emergency response and management entities, transit agencies and other railroads, regulatory agencies, and private-sector partners.

We provided key support to the program by facilitating all exercise events, engaging local agencies for participation, and developing and conducting exercises in Los Angeles and Oakland, California; Seattle, Washington; San Antonio, Texas, and New Orleans, Louisiana. We facilitated breakout discussion groups during the tabletop exercises that afforded Amtrak personnel with an opportunity to explore their roles and responsibilities during a variety of scenarios that included an active shooter incident, suspicious package in a station, and an improvised explosive device detonation aboard a moving train.

•

County of Los Angeles, California, Department of Public Health – Medical Countermeasures (“MCM”) Exercise Series.  The County of Los Angeles, Department of Public Health selected us to support the development and delivery of the November 2015 Los Angeles County Operational Area (“OA”), MCM Full-Scale Exercise (“FSE”).  The FSE, conducted over a two-day period in November, 2015, was designed to challenge all OA emergency management system participants in response to a simulated public health emergency.

Specifically, we were tasked with developing and delivering a two-day FSE which exercised and assessed MCM Distribution (including the receipt, storage, and staging of MCMs from state and federal providers at the County designated Warehouse) and exercised and assessed the management and coordination of MCM Dispensing activities at county designated Points of Dispensing (“POD”) sites, which are established locations throughout Los Angeles County.

We supported all aspects of FSE development and delivery, including the development of exercise player tools & materials (including comprehensive communications plans and directories); development of a comprehensive, region-wide Master Scenario Events List, covering two-days of exercise play; the design and development of all exercise evaluation materials; specific guidance and tools for the various levels of exercise controllers, who had the responsibility to control exercise activities at a wide variety of exercise venues (such as POD Sites, Emergency Operations Centers, & Incident Command Posts); and the facilitation and coordination of planning and exercise activity across the region.

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

Quality of service.  We pride ourselves on the quality of service that we provide to our clients. The work for which we compete is awarded primarily based on the company’s qualifications, rather than the fees proposed. We believe that our service levels, experience and expertise satisfy even the most rigorous qualification standards. We have developed a strong reputation for quality, based upon our depth of experience, ability to attract quality professionals, customized technology and software that support our services, local knowledge and the expertise we possess across multiple disciplines. We believe we are well‑positioned to serve public sector clients due to our knowledge of the unique reporting processes and operating procedures of public agencies, which differ substantially from the private sector. We believe our high quality of service is a significant reason we currently provide services to approximately 85% of the cities and approximately 91% of the counties in California.

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

Strategic locations in key markets.  Local agencies want professionals who understand their local needs. Therefore, we deliver our services through a network of offices dispersed throughout the western United States, Kansas, Florida, Illinois, Washington, D.C., and New York. Each of our offices is staffed with quality professionals, including former management level public sector employees, such as planners, engineers, inspectors, and police and fire department personnel. These professionals understand the local and regional markets in which they work.

Strong, long‑term client relationships.  We have developed strong relationships with our public agency clients, some of whom we have worked with for over 41 years. The value of these long‑term relationships is reflected in the recurring award of new projects, ongoing staffing assignments, and long‑term projects that require high‑level supervision. We also seek to maintain close personal relationships with public agency decision‑makers to strengthen our relationships with them and the agencies with which they work. We frequently develop new client relationships as our public agency contacts are promoted or move to other agencies. Our strong culture of community involvement and leadership in key public agency organizations underscores our customer focus and helps us cultivate and expand our client base.

Experienced, talented and motivated employees.  Our staff consists of seasoned professionals with a broad array of specialties, and a strong customer service orientation. Our corporate culture places a high priority on investing in our people, including providing opportunities for stock ownership to attract, motivate and retain top professionals. Our executive officers have an average of more than 37 years of experience in the engineering and consulting industry, and an average of 9 years with our company.

Clients

Our clients primarily consist of public and governmental agencies including cities, counties, redevelopment agencies, water districts, school districts and universities, state agencies, federal agencies, a variety of other special districts and agencies, tribal governments and public utilities. We also provide services to private utilities and private industry. Our primary clients are public agencies serving communities of 10,000 to 300,000 people and public and private utilities. In fiscal year 2015, we served over 888 distinct clients. For fiscal year 2015, we had two clients, the Consolidated Edison Company of New York and the City of Elk Grove that accounted for 25% and 11%, respectively, of our consolidated contract revenue. None of our other clients accounted for over 10% of our consolidated contract revenue. Our clients are primarily based in California and New York, as well as Arizona, Colorado, Florida, Illinois, Kansas, Oregon, Texas, Washington and Washington, DC. In fiscal year 2015, services provided to clients in California accounted for approximately 47% of our contract revenue and services provided to clients in New York accounted for approximately 28% of our contract revenue.

Consolidated Edison SBDI Program.  In July 2012, Willdan Energy Solutions entered into an Agreement for a Small Business Direct Install Program with Consolidated Edison Company of New York. The agreement continues our partnership with Consolidated Edison to develop Consolidated Edison’s Small Business Direct Install Program, which began in 2009. The initial term of this agreement extends through December 2016.

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

We also receive monthly retainers from a limited number of our clients. The following table presents, for the periods indicated, the approximate percentage of our contract revenue subject to each type of pricing provision:

	Fiscal Year
	2015	2014
Time and materials	31%	14%
Unit based	34%	43%
Fixed price	35%	42%
Monthly retainer	—%	1%
Total	100%	100%

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

We believe that our Energy Efficiency Services segment competes primarily with Lockheed‑Martin, EnerPath, KEMA (a division of the DNV Group), Clear Result, Franklin Energy, ICF International, Inc., and Nexant, Inc. We believe that the primary competitors for our Engineering Services segment include Charles Abbott & Associates, Inc., Harris & Associates, RBF Consulting, Tetra Tech, Inc., Stantec, Inc., Michael Baker Corporation, TRC Companies, Inc., AECOM Technology Corporation, CH2M Hill and Jacobs Engineering Group, Inc. Our chief competitors in our Public Finance Services segment include David Taussig & Associates, Harris & Associates, BLX Group, Arbitrage Compliance Specialists, Raftelis Financial Consultants, Inc., FCS Group and the NBS Government Finance Group. We believe the Homeland Security Services segment competes primarily with Leidos (formerly Science Applications International Corporation or SAIC) and IEM, Inc.

Insurance

We currently maintain the following insurance coverage: commercial general liability with limits of $1.0 million per occurrence and $2.0 million general aggregate; automobile liability insurance with limits of $1.0 million per occurrence; employer’s liability with limits of $1.0 million per occurrence. We also carry professional liability insurance with limits of $7.5 million per claim and $15.0 million annual aggregate, excess liability insurance with a limit of $10.0 million, an umbrella/excess liability insurance of $25.0 million per occurrence and aggregate, and workers’ compensation insurance of $1.0 million. We are liable to pay these claims from our assets if and when the aggregate settlement or judgment amount exceeds our policy limits.

Employees

At January 1, 2016, we had approximately 490 full‑time employees and 198 part‑time employees. All Public Agency Resources’ employees are classified as part‑time. Our employees include, among others, licensed electrical, mechanical, structural and civil engineers, land surveyors, certified building officials, licensed geotechnical engineers and engineering geologists, certified inspectors and plans examiners, licensed architects and landscape architects, certified planners, and information technology specialists. We believe that we attract and retain highly skilled personnel with significant industry experience and strong client relationships by offering them challenging assignments in a stable work environment. We believe that our employee relations are good.

The following table sets forth the number of our employees in each of our business segments and our holding company:

	As of
	Fiscal Year End
	2015	2014	2013
Engineering Services	352	326	294
Energy Efficiency Services	224	204	142
Public Finance Services	62	58	53
Homeland Security Services	9	10	10
Holding Company Employees (Willdan Group, Inc.)	41	39	35
Total	688	637	534

At January 1, 2016, we contracted with approximately 100 former and current public safety officers to conduct homeland security services training courses. These instructors are classified as subcontractors and not employees.

Intellectual Property

The Willdan, Willdan Group, Inc., Willdan Engineering, Willdan Infrastructure, Willdan Financial Services, Willdan Energy Solutions and Willdan Homeland Services names are service marks of ours, and we have obtained a service mark for the Willdan logo. We have also obtained federal servicemark registration with the United States Patent and Trademark Office for the “Willdan” name and the “extending your reach” tagline. We believe we have strong name recognition in the western United States and New York, and that this provides us a competitive advantage in obtaining new business. Consequently, we believe it is important to protect our brand identity through trademark registrations. The name and logo of our proprietary software, MuniMagic®, are registered servicemarks of Willdan Financial Services, and we have registered a federal copyright for the source code for the MuniMagic® software.

Available Information

Our website is www.willdan.com and our investor relations page is under the caption “Investors” on our website. We make available on this website under “SEC Filings,” free of charge, our annual reports on Form 10‑K, quarterly reports on Form 10‑Q, current reports on Form 8‑K, and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the U.S. Securities and Exchange Commission, or SEC. We also make available on this website our prior earnings calls under the heading “Investors—Investor Relations” and our Code of Ethical Conduct under the heading “Investors—Corporate Governance.” The information on our website is not a part of or incorporated by reference into this filing. Further, a copy of this annual report on Form 10‑K is located at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1‑800‑SEC‑0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding our filings at http://www.sec.gov.

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

Our engagements often involve large‑scale, complex projects. The quality of our performance on such projects depends in large part upon our ability to manage the relationship with our clients and our ability to effectively manage the project and deploy appropriate resources, including third‑party contractors and our own personnel, in a timely manner. We may commit to a client that we will complete a project by a scheduled date or that, when completed, a project will achieve specified performance standards. If the project is not completed by the scheduled date or fails to meet required performance standards, we may either incur significant additional costs or be held responsible for the costs incurred by the client to rectify damages due to late completion or failure to achieve the required performance standards. The uncertainty of the timing of a project can present difficulties in planning the amount of personnel needed for the project. If the project is delayed or canceled, we may bear the cost of an underutilized workforce that was dedicated to fulfilling the project. In addition, performance of projects can be affected by a number of factors beyond our control, including unavoidable delays from government inaction, public opposition, inability to obtain financing, weather conditions, unavailability of vendor materials, changes in the project scope of services requested by our clients, industrial accidents, environmental hazards, and labor disruptions. To the extent these events occur, the total costs of the project could exceed our estimates, and we could experience reduced profits or, in some cases, incur a loss on a project, which may reduce or eliminate our overall profitability. Further, any defects or errors, or failures to meet our clients’ expectations, could result in claims for damages against us. Failure to meet performance standards or complete performance on a timely basis could also adversely affect our reputation.

A downturn in public and private sector construction activity in the regions we serve, or other conditions that impact the construction industry, may have a material adverse effect on our business, financial condition and results of operations.

A downturn in construction activity in our geographic service areas may affect demand for our services, which could have a material adverse effect on our results of operations and our financial condition. During fiscal year 2015, a portion of our contract revenue was generated by services rendered to public agencies in connection with private and public sector construction projects.

In the recent past, general economic conditions declined due to a number of factors including slower economic activity, a lack of available credit, decreased consumer confidence and reduced corporate profits and capital spending, leading to a slowdown in construction, particularly residential housing construction, in the western United States. As a result of this slowdown, both our engineering services segment and public finance services segment suffered declines in revenue and operating margin compression and we made several reductions in workforce and facility leases. While economic conditions have improved from fiscal year 2010 through fiscal year 2015, the recovery has been slow with regard to our traditional engineering and public finance services segments. If the economy declines again, we will need to evaluate whether reductions in headcount and facilities in geographic areas that are underperforming are again needed.

Our business, financial condition and results of operations may also be adversely affected by conditions that impact the construction sector in general, including, among other things:

•	Changes in national and local market conditions due to changes in general or local economic conditions and neighborhood characteristics;
•	Slow‑growth or no‑growth initiatives or legislation;
•	Adverse changes in local and regional governmental policies on investment in infrastructure;
•	Adverse changes in federal and state policies regarding the allocation of funds to local and regional agencies;
•	The impact of present or future environmental legislation and compliance with environmental laws and other regulatory requirements;
•	Changes in real estate tax rates and assessments;
•	Increases in interest rates and changes in the availability, cost and terms of financing;
•	Adverse changes in other governmental rules and fiscal policies; and
•	Earthquakes and other natural disasters, which can cause uninsured losses, and other factors which are beyond our control.

Any of these factors could adversely affect the demand for our services, which could have a material adverse effect on our business, results of operations and financial condition.

Changes in the local and regional economies of California and New York could have a material adverse effect on our business, financial condition and results of operations.

Adverse economic and other conditions affecting the local and regional economies of California and New York may reduce the demand for our services, which could have a material adverse effect on our business, financial condition and results of operations. During fiscal year 2015, approximately 47% and 28%  of our contract revenue was derived from services rendered to public agencies, utilities, and private industry in California and New York, respectively. California and New York each experienced an economic downturn in fiscal year 2009, which negatively impacted our revenue and profitability. Any future downturns could have similar significant adverse impacts on our results of operations.

We depend on a limited number of clients for a significant portion of our business.

Our largest client, Consolidated Edison Company of New York, accounted for approximately 25% of our consolidated contract revenue in fiscal year 2015 and 25% in fiscal year 2014. Prior to July 2012, this revenue primarily related to a contract we entered into in fiscal year 2009 with Consolidated Edison, which has terminated. We entered into a new contract with Consolidated Edison in July 2012, but this contract is for fewer services than the 2009 contract with Consolidated Edison. Our top five customers collectively accounted for approximately 46% of our revenue in fiscal year 2015. The loss of, or reduction in orders from, these clients could have a material adverse effect on our business, financial condition and results of operations

Reductions in state and local government budgets could negatively impact their capital spending and adversely affect our business, financial condition and results of operations.

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

Each year, client funding for some of our government contracts may rely on government appropriations or public‑supported financing. If adequate public funding is delayed or is not available, then our profits and revenue could decline.

Each year, client funding for some of our government contracts may directly or indirectly rely on government appropriations or public‑supported financing. Legislatures may appropriate funds for a given project on a year‑by‑year basis, even though the project may take more than one year to perform. In addition, public‑supported financing such as state and local municipal bonds may be only partially raised to support existing projects. Similarly, the impact of the economic downturn on state and local governments may make it more difficult for them to fund projects. In addition to the state of the economy and competing political priorities, public funds and the timing of payment of these funds may be influenced by, among other things, curtailments in the use of government contracting firms, increases in raw material costs, delays associated with insufficient numbers of government staff to oversee contracts, budget constraints, the timing and amount of tax receipts, and the overall level of government expenditures. If adequate public funding is not available or is delayed, then our profits and revenue could decline.

We have made and expect to continue to make acquisitions that could disrupt our operations and adversely impact our business and operating results, including our recent acquisition of substantially all of the assets of Genesys Engineering P.C. (“Genesys”). Our failure to conduct due diligence effectively, or our inability to successfully integrate acquisitions, could impede us from realizing all of the benefits of the acquisitions, which could weaken our results of operations.

A key part of our growth strategy, as shown by our recent acquisition of Genesys and our January 2015 acquisitions of Abacus Resource Management Company (“Abacus”) and 360 Energy Engineers, LLC (“360 Energy”), is to acquire other companies that complement our lines of business or that broaden our technical capabilities and geographic presence. We may continue to acquire companies as an element of our growth strategy; however, our ability to make acquisitions is restricted under our amended credit agreement. Acquisitions involve certain known and unknown risks that could cause our actual growth or operating results to differ from our expectations or the expectations of securities analysts. For example:

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

Our acquisition strategy may divert management’s attention away from our existing businesses, resulting in the loss of key clients or key employees, and expose us to unanticipated problems or legal liabilities, including responsibility as a successor‑in‑interest for undisclosed or contingent liabilities of acquired businesses or assets.

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

Further, acquisitions may cause us to:

•	issue common stock that would dilute our current stockholders’ ownership percentage;
•	use a substantial portion of our cash resources;
•	increase our interest expense, leverage, and debt service requirements (if we incur additional debt to pay for an acquisition);
•

assume liabilities, including environmental liabilities, for which we do not have indemnification from the former owners. Further, indemnification obligations may be subject to dispute or concerns regarding the creditworthiness of the former owners;

•	record goodwill and non‑amortizable intangible assets that are subject to impairment testing and potential impairment charges;
•	experience volatility in earnings due to changes in contingent consideration related to acquisition earn‑out liability estimates;
•	incur amortization expenses related to certain intangible assets;
•	lose existing or potential contracts as a result of conflict of interest issues;
•	incur large and immediate write‑offs; or
•	become subject to litigation.

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

Restrictive covenants in our credit agreement may restrict our ability to pursue certain business strategies.

Our credit agreement limits or restricts our ability to, among other things:

•	incur additional indebtedness;

•	create liens securing debt or other encumbrances on our assets;

•	make loans or advances;

•	pay dividends or make distributions to our stockholders;
•	purchase or redeem our stock;

•	repay indebtedness that is junior to indebtedness under our credit agreement;

•	acquire the assets of, or merge or consolidate with, other companies; and

•	sell, lease, or otherwise dispose of assets.

Our credit agreement also requires that we maintain certain financial ratios, which we may not be able to achieve.  The covenants may impair our ability to finance future operations or capital needs or to engage in other favorable business activities.

Our failure to win new contracts and renew existing contracts with private and public sector clients could adversely affect our profitability.

Our business depends on our ability to win new contracts and renew existing contracts with private and public sector clients. Contract proposals and negotiations are complex and frequently involve a lengthy bidding and selection process, which is affected by a number of factors.  These factors include market conditions, financing arrangements, and required governmental approvals.  For example, a client may require us to provide a bond or letter of credit to protect the client should we fail to perform under the terms of the contract.  If negative market conditions arise, or if we fail to secure adequate financial arrangements or the required government approval, we may not be able to pursue particular projects, which could adversely affect our profitability.

Our actual business and financial results could differ from the estimates and assumptions that we use to prepare our financial statements, which may significantly reduce or eliminate our profits.

To prepare financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”), management is required to make estimates and assumptions as of the date of the financial statements. These estimates and assumptions affect the reported values of assets, liabilities, revenue and expenses, as well as disclosures of contingent assets and liabilities. For example, we typically recognize revenue of our fixed price contracts over the life of a contract based on the proportion of costs incurred to date compared to the total costs estimated to be incurred for the entire project. Areas requiring significant estimates by our management include:

•	the application of the percentage‑of‑completion method of accounting and revenue recognition on contracts, change orders, and contract claims, including related unbilled accounts receivable;
•

unbilled accounts receivable, including amounts related to requests for equitable adjustment to contracts that provide for price redetermination, primarily with the U.S. federal government. These amounts are recorded only when they can be reliably estimated and realization is probable;

•	provisions for uncollectible receivables, client claims, and recoveries of costs from subcontractors, vendors, and others;
•	provisions for income taxes, valuation allowances, and unrecognized tax benefits;
•	value of goodwill and recoverability of other intangible assets;
•	valuations of assets acquired and liabilities assumed in connection with business combinations;
•	valuation of contingent earn‑out liabilities recorded in connection with business combinations;
•	valuation of stock‑based compensation expense; and
•	accruals for estimated liabilities, including litigation and insurance reserves.

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

The cost of providing our services, including the extent to which we utilize our workforce, affects our profitability. The rate at which we utilize our workforce is affected by a number of factors, including:

•	our ability to transition employees from completed projects to new assignments and to hire and assimilate new employees;

•	our ability to forecast demand for our services and thereby maintain an appropriate headcount in each of our geographies and workforces;
•	our ability to manage attrition;
•	our need to devote time and resources to training, business development, professional development, and other non‑chargeable activities; and
•	our ability to match the skill sets of our employees to the needs of the marketplace.

If we over‑utilize our workforce, our employees may become disengaged, which could impact employee attrition. If we under‑utilize our workforce, our profit margin and profitability could suffer.

Legislation may be enacted that limits the ability of state, regional or local agencies to contract for our privatized services. Such legislation would affect our ability to obtain new contracts and may decrease the demand for our services.

Legislation is proposed periodically, particularly in the state of California, that attempts to limit the ability of governmental agencies to contract with private consultants to provide services. Should such legislation pass and be upheld, demand for our services may be materially adversely affected. During fiscal year 2015, approximately 57% of our contract revenue was derived from services rendered to public agencies, including public utilities, in California. While attempts at such legislation have failed in the past, such measures could be adopted in the future.

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

For example, the Professional Engineers in California Government, or PECG, a union representing state civil service employees, began challenging Caltrans’ hiring of private firms in 1986, and in 2002 began a judicial challenge of Caltrans’ hiring practices based on Caltrans’ interpretation of the effect of Proposition 35 (Professional Engineers in California Government, et al. v. Kempton). The California Supreme Court ruled in favor of Caltrans, concluding that Caltrans may hire private contractors to perform architectural and engineering services on public works. Although Caltrans was successful in this litigation, similar claims may be brought in the future and we cannot predict their outcome. If a state or other public employee union is successful in its challenge and as a result the ability of state agencies to hire private firms is severely limited, such a decision would likely lead to additional litigation challenging the ability of the state, counties, municipalities and other public agencies to hire private engineering, architectural and other firms, the outcome of which could affect our ability to compete for contracts and may have an adverse effect on our revenue and profitability.

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

In fiscal year 2015, approximately 35% of our contract revenue was derived from fixed price contracts. Under fixed price contracts, we perform services under a contract at a stipulated price which protects clients but exposes us to a greater number of risks than time‑and‑materials and unit‑based contracts. These risks include:

•	Underestimation of costs;
•	Ambiguities in specifications;
•	Problems with new technologies;
•	Unforeseen costs or difficulties;
•	Failures of subcontractors;
•	Delays beyond our control; and
•	Economic and other changes that may occur during the contract period.

The occurrence of any such risk could have a material adverse effect on our results of operations or financial condition.

Our use of the percentage‑of‑completion method of revenue recognition on our fixed price contracts could result in a reduction or reversal of previously recorded revenue and profits.

We account for our fixed price contracts on the percentage‑of‑completion method of revenue recognition. Generally, our use of this method results in recognition of revenue and profit ratably over the life of the contract, based on the proportion of costs incurred to date to total costs expected to be incurred for the entire project. The effects of revisions to revenue and estimated costs, including the achievement of award fees and the impact of change orders and claims, are recorded when the amounts are known and can be reasonably estimated. Such revisions could occur in any period and their effects could be material. Although we have historically made reasonably reliable estimates of the progress towards completion of long‑term contracts, the uncertainties inherent in the estimating process make it possible for actual costs to vary materially from estimates, including reductions or reversals of previously recorded revenue and profit.

If our goodwill or other intangible assets become impaired, then our profits may be significantly reduced.

Because we have historically acquired a significant number of companies, goodwill and other intangible assets represent a substantial portion of our assets.  As of January 1, 2016, our goodwill was $16.1 million and other intangible assets were $1.5 million.  We are required to perform a goodwill impairment test for potential impairment at least on an annual basis.  We also assess the recoverability of the unamortized balance of our intangible assets when indications of impairment are present based on expected future profitability and undiscounted expected cash flows and their contribution to our overall operations.  The goodwill impairment test requires us to determine the fair value of our reporting units, which are the components one level below our reportable segments. In determining fair value, we make significant judgments and estimates, including assumptions about our strategic plans with regard to our operations.  We also analyze current economic indicators and market valuations to help determine fair value.  To the extent economic conditions that would impact the future operations of our reporting units change, our goodwill may be deemed to be impaired, and we would be required to record a non-cash charge that could result in a material adverse effect on our financial position or results of operations.

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

As primarily a professional and technical services company, we are labor‑intensive and, therefore, our ability to attract, retain, and expand our senior management and our professional and technical staff is an important factor in determining our future success. The market for qualified engineers is competitive and, from time to time, it may be difficult to attract and retain qualified individuals with the required expertise within the timeframe demanded by our clients. In addition, we rely heavily upon the expertise and leadership of our senior management. If we are unable to retain executives and other key personnel, the roles and responsibilities of those employees will need to be filled, which may require that we devote time and resources to identify, hire, and integrate new employees. The loss of the services of any of these key personnel could adversely affect our business. We do not maintain key‑man life insurance policies on any of our executive officers or senior managers. Our failure to attract and retain key individuals could impair our ability to provide services to our clients and conduct our business effectively.

We operate in a highly fragmented industry, and we may not be able to compete effectively with our larger competitors.

The market for energy efficiency, engineering and planning, economic and financial consulting and national preparedness and interoperability services is competitive and highly fragmented. Contract awards are based primarily on quality of service, relevant experience, staffing capabilities, reputation, geographic presence, stability and price. Some of our competitors in certain service areas have more personnel and greater financial, technical and marketing resources than us. In particular, our energy efficiency and sustainability consulting services, which represented approximately 55% and 49% of our contract revenue for fiscal years 2015 and 2014, respectively, competes with larger energy efficiency consulting firms such as Lockheed‑Martin, EnerPath, KEMA (a division of the DNV Group) Clear Result, Franklin Energy, ICF International, Inc., and Nexant, Inc. Our competitors for engineering related services, which represented approximately 34% and 38% of our contract revenue for fiscal years 2015 and 2014, respectively, include many larger consulting firms such as Charles Abbott & Associates, Inc., Harris & Associates, RBF Consulting, Tetra Tech, Inc.,

Stantec, Inc., Michael Baker Corporation, TRC Companies, Inc., AECOM Technology Corporation, CH2M Hill and Jacobs Engineering Group, Inc. In certain public finance consulting services, we may compete with large accounting firms. We can offer no assurance that we will be able to compete successfully in the future with these or other competitors.

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

We currently maintain the following insurance coverage: commercial general liability with limits of $1.0 million per occurrence and $2.0 million general aggregate; automobile liability insurance with limits of $1.0 million per occurrence; employer’s liability with limits of $1.0 million per occurrence. We also carry professional liability insurance with a deductible of $250,000 and limits of $7.5 million per claim and $15.0 million annual aggregate, excess liability insurance with a limit of $10.0 million, an umbrella/excess liability insurance of $25.0 million per occurrence and aggregate, and workers’ compensation insurance of $1.0 million. We are liable to pay these claims from our assets if and when the aggregate settlement or judgment amount exceeds our policy limits. We are liable to pay claims from our assets if and when the aggregate settlement or judgment amount exceeds our policy limits. Our professional liability policy is a “claims made” policy. Thus, only claims made during the term of the policy are covered. If we terminate our professional liability policy and do not obtain retroactive coverage, we would be uninsured for claims made after termination even if these claims are based on events or acts that occurred during the term of the policy. Further, our insurance may not protect us against liability because our policies typically have various exceptions to the claims covered and also require us to assume some costs of the claim even though a portion of the claim may be covered. In addition, if we expand into new markets, we may not be able to obtain insurance coverage for these new activities or, if insurance is obtained, the dollar amount of any liabilities incurred could exceed our insurance coverage. A partially or completely uninsured claim, if successful and of significant magnitude, could have a material adverse effect on our liquidity.

Unavailability or cancellation of third-party insurance coverage would increase our overall risk exposure as well as disrupt the management of our business operations.

We maintain insurance coverage from third-party insurers as part of our overall risk management strategy and because some of our contracts require us to maintain specific insurance coverage limits.  If any of our third-party insurers fail, suddenly cancel our coverage, or otherwise are unable to provide us with adequate insurance coverage, then our overall risk exposure and our operational expenses would increase and the management of our business operations would be disrupted.  In addition, there can be no assurance that any of our existing insurance coverage will be renewable upon the expiration of the coverage period or that future coverage will be affordable at the required limits.

If our business partners fail to perform their contractual obligations on a project, we could be exposed to legal liability, loss of reputation and profit reduction or loss on the project.

We routinely enter into subcontracts and, occasionally, joint ventures, teaming arrangements, and other contractual arrangements so that we can jointly bid and perform on a particular project.  Success under these arrangements depends in large part on whether our business partners fulfill their contractual obligations satisfactorily.  In addition, when we operate through a joint venture in which we are a minority holder, we have limited control over many project decisions, including decisions related to the joint venture’s internal controls, which may not be subject to the same internal control procedures that we employ.  If these unaffiliated third parties do not fulfill their contract obligations, the partnerships or joint ventures may be unable to adequately perform and deliver their contracted services.  Under these circumstances, we may be obligated to pay financial penalties, provide additional services to ensure the adequate performance and delivery of the contracted services, and may be jointly and severally liable for the other’s actions or contract performance.  These additional obligations could result in reduced profits and revenues or, in some cases, significant losses for us with respect to the joint venture, which could also affect our reputation in the industries we serve.

We often rely on subcontractors. The quality of our service and our ability to perform under some of our contracts would be adversely affected if qualified subcontractors are unavailable for us to engage.

Under some of our contracts, we rely on the efforts and skills of subcontractors for the performance of some of the tasks. Subcontractor services and other direct costs comprised approximately 37% and 33% of our contract revenue in fiscal years 2015 and 2014, respectively. Our use of subcontractors has increased in recent years primarily because of our acquisitions of Abacus and 360 Energy in our energy efficiency services business.  Our subsidiary Willdan Energy Solutions generally utilizes a higher percentage of subcontractors than our other subsidiaries. The absence of qualified subcontractors with whom we have a satisfactory relationship could adversely affect the quality of our service offerings and therefore our financial results. Additionally, we may have disputes with our subcontractors arising from, among other things, the quality and timeliness of work performed by the subcontractor or client concerns about the subcontractor.

If our contractors and subcontractors fail to satisfy their obligations to us or other parties, or if we are unable to maintain these relationships, our revenue, profitability, and growth prospects could be adversely affected.

We depend on contractors and subcontractors in conducting our business. There is a risk that we may have disputes with our subcontractors arising from, among other things, the quality and timeliness of work performed by the subcontractor, client concerns about the subcontractor, or our failure to extend existing task orders or issue new task orders under a subcontract. In addition, if a subcontractor fails to deliver on a timely basis the agreed‑upon supplies, fails to perform the agreed‑upon services, or goes out of business, then we may be required to purchase the services or supplies from another source at a higher price, and our ability to fulfill our obligations as a prime contractor may be jeopardized. This may reduce the profit to be realized or result in a loss on a project for which the services or supplies are needed.

We also rely on relationships with other contractors when we act as their subcontractor or joint venture partner. The absence of qualified subcontractors with which we have a satisfactory relationship could adversely affect the quality of our service and our ability to perform under some of our contracts. Our future revenue and growth prospects could be adversely affected if other contractors eliminate or reduce their subcontracts or teaming arrangement relationships with us, or if a government agency terminates or reduces these other contractors’ programs, does not award them new contracts, or refuses to pay under a contract.

If our reports and opinions are not in compliance with professional standards and other regulations, we could be subject to monetary damages and penalties.

We issue reports and opinions to clients based on our professional engineering expertise, as well as our other professional credentials. Our reports and opinions may need to comply with professional standards, licensing requirements, securities regulations, and other laws and rules governing the performance of professional services in the jurisdiction in which the services are performed. In addition, we could be liable to third parties who use or rely upon our reports or opinions even if we are not contractually bound to those third parties. For example, if we deliver an inaccurate report or one that is not in compliance with the relevant standards, and that report is made available to a third party, we could be subject to third‑party liability, resulting in monetary damages and penalties.

We may be required to pay liquidated damages if we fail to meet milestone requirements in our contracts.

We may be required to pay liquidated damages if we fail to meet milestone requirements in our contracts.  Failure to meet any of the milestone requirements could result in additional costs, and the amount of such additional costs could exceed the projected profits on the project.  These additional costs include liquidated damages paid under contractual penalty provisions, which can be substantial and can accrue on a regular basis.

We have incurred, and will continue to incur, significant costs as a public company.

As a public company, we incur significant legal, accounting and other expenses that we would not incur as a private company such as more costly director and officer liability insurance and legal and financial compliance costs. If new rules and regulations for public companies are put in place, our compliance costs may increase further and make some activities more time‑consuming and costly.

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

Force majeure or extraordinary events beyond the control of the contracting parties, such as natural and man‑made disasters, as well as terrorist actions, could negatively impact the economies in which we operate by causing the closure of offices, interrupting projects, and forcing the relocation of employees. We typically remain obligated to perform our services after a terrorist action or natural disaster unless the contract contains a force majeure clause that relieves us of our contractual obligations in such an extraordinary event. If we are not able to react quickly to force majeure, our operations may be affected significantly, which would have a negative impact on our financial condition, results of operations, or cash flows.

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

Employee, agent, or partner misconduct, or our failure to comply with anti-bribery and other laws or regulations, could harm our reputation, reduce our revenue and profits, and subject us to criminal and civil enforcement actions.

Misconduct, fraud, non-compliance with applicable laws and regulations, or other improper activities by one of our employees, agents, or partners could have a significant negative impact on our business and reputation.  Such misconduct could include the failure to comply with government procurement regulations, regulations regarding the protection of classified information, regulations prohibiting bribery and other foreign corrupt practices, regulations regarding the pricing of labor and other costs in government contracts, regulations on lobbying or similar activities, regulations pertaining to the internal controls over financial reporting, environmental laws, and any other applicable laws or regulations.  Our policies mandate compliance with these regulations and laws, and we take precautions to prevent and detect misconduct.  However, since our internal controls are subject to inherent limitations, including human error, it is possible that these controls could be intentionally circumvented or become inadequate because of changed conditions.  As a result, we cannot assure that our controls will protect us from reckless or criminal acts committed by our employees or agents.  Our failure to comply with applicable laws or regulations, or acts of misconduct could subject us to fines and penalties, loss of security clearances, and suspension or debarment from contracting, any or all of which could harm our reputation, reduce our revenue and profits, and subject us to criminal and civil enforcement actions.

Our failure to implement and comply with our safety program could adversely affect our operating results or financial condition.

Our safety program is a fundamental element of our overall approach to risk management, and the implementation of the safety program is a significant issue in our dealings with our clients.  We maintain an enterprise-wide group of health and safety professionals to help ensure that the services we provide are delivered safely and in accordance with standard work processes.  Unsafe job sites and office environments have the potential to increase employee turnover, increase the cost of a project to our clients, expose us to types and levels of risk that are fundamentally unacceptable, and raise our operating costs.  The implementation of our safety processes and procedures are monitored by various agencies and rating bureaus, and may be evaluated by certain clients in cases in which safety requirements have been established in our contracts.  Our failure to meet these requirements or our failure to properly implement and comply with our safety program could result in reduced profitability or the loss of projects or clients, and could have a material adverse effect on our business, operating results, or financial condition.

We may be subject to liabilities under environmental laws and regulations.

Our services are subject to numerous U.S. and international environmental protection laws and regulations that are complex and stringent.  For example, we must comply with a number of U.S. federal government laws that strictly regulate the handling, removal, treatment, transportation, and disposal of toxic and hazardous substances.  Under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended (“CERCLA”), and comparable state laws, we may be required to investigate and remediate regulated hazardous materials.  CERCLA and comparable state laws typically impose strict, joint and several liabilities without regard to whether a company knew of or caused the release of hazardous substances.  The liability for the entire cost of clean-up could be imposed upon any responsible party.  Other principal U.S. federal environmental, health, and safety laws affecting us include, but are not limited to, the Resource Conversation and Recovery Act, National Environmental Policy Act, the Clean Air Act, the Occupational Safety and Health Act, the Federal Mine Safety and Health Act of 1977 (the “Mine Act”), the Toxic Substances Control Act, and the Superfund Amendments and Reauthorization Act.  Our business operations may also be subject to similar state and international laws relating to environmental protection.  Further, past business practices at companies that we have acquired may also expose us to future unknown environmental liabilities.  Liabilities related to environmental contamination or human exposure to hazardous substances, or a failure to comply with applicable regulations, could result in substantial costs to us, including clean-up costs, fines, civil or criminal sanctions, and third-party claims for property damage or personal injury or cessation of remediation activities.  Our continuing work in the areas governed by these laws and regulations exposes us to the risk of substantial liability.

Delaware law and our charter documents may impede or discourage a merger, takeover, or other business combination even if the business combination would have been in the best interests of our stockholders.

 We are a Delaware corporation and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third party to acquire control of us, even if a change in control would be beneficial to our stockholders.  In addition, our Board of Directors has the power, without stockholder approval, to designate the terms of one or more series of preferred stock and issue shares of preferred stock, which could be used defensively if a takeover is threatened.  Our incorporation under Delaware law, the ability of our Board of Directors to create and issue a new series of preferred stock, and provisions in our certificate of incorporation and bylaws, such as those relating to advance notice of certain stockholder proposals and nominations, could impede a merger, takeover, or other business combination involving us, or discourage a potential acquirer from making a tender offer for our common stock, even if the business combination would have been in the best interests of our current stockholders.

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

Our computer and communications systems and operations could be damaged or interrupted by natural disasters, telecommunications failures, acts of war or terrorism, and similar events or disruptions. In addition, we face the threat of unauthorized system access, computer hackers, computer viruses, malicious code, organized cyber‑attacks, and other security breaches and system disruptions. We devote significant resources to the security of our computer systems, but they may still be vulnerable to threats. Anyone who circumvents security measures could misappropriate proprietary information or cause interruptions or malfunctions in system operations. As a result, we may be required to expend significant resources to protect against the threat of system disruptions and security breaches, or to alleviate problems caused by disruptions and breaches.

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

The price of our common stock is volatile and may fluctuate significantly. For example, during our fiscal year ended January 1, 2016, the closing price of our stock ranged from a high of $16.17 per share to a low of $8.06 per share. We cannot assure you as to the prices at which our common stock will trade or that an active trading market in our common stock will be sustained in the future. In addition to the matters discussed in other risk factors included herein, some of the reasons for fluctuations in our stock price could include:

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

Cautionary Statement Regarding Forward‑Looking Information

In addition to current and historical information, this report contains forward‑looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our future operations, prospects, potential products, services, developments and business strategies. These statements can, in some cases, be identified by the use of words like “may,” “will,” “should,” “could,” “would,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” or “continue” or the negative of such terms or other comparable terminology. This report includes, among others, forward‑looking statements regarding our:

•	Ability to achieve energy savings goals on our contracts;
•	Expectations about future customers;
•	Expectations regarding the industries and geographies that we primarily serve, including the impact of economic conditions in those industries and geographies;
•	Ability to successfully integrate our recent acquisitions;
•	Expectations about our service offerings;
•	Expectations about our ability to cross‑sell additional services to existing clients;
•	Expectations about our intended geographical expansion;
•	Expectations about our ability to attract and retain executive officers and key employees;
•	Expectations about the impact of legislation on our business and that of our customers;
•	Evaluation of the materiality of our current legal proceedings; and
•	Expectations about positive cash flow generation and existing cash and cash equivalents being sufficient to meet normal operating requirements.

These statements involve certain known and unknown risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward‑looking statements. Such risks and uncertainties include, among others, those listed in this section. We do not intend, and undertake no obligation, to update any of our forward‑looking statements after the date of this report to reflect actual results or future events or circumstances.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our corporate headquarters are located in approximately 18,000 square feet of office space that we lease at 2401 East Katella Avenue, Anaheim, California. In addition, we lease office space in 37 other locations nationwide, principally in California and New York. In total, our facilities contain approximately 138,000 square feet of office space and are subject to leases that expire through February 2023. We rent a small portion of this space on a month‑to‑month basis. We believe that our existing facilities are adequate to meet current requirements and that suitable additional or substitute space will be available as needed to accommodate any expansion of operations and for additional offices.

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

City of Glendale v. Willdan Financial Services, Superior Court of California, Los Angeles County

A complaint was filed against us on July 16, 2014 relating to a project performed by Willdan Financial Services to prepare a Cost of Services Analysis (a “COSA”) for the Department of Water and Power of the City of Glendale, California (the “City of Glendale”). The purpose of the COSA was to assist the City of Glendale in setting water rates for property owners. The lawsuit alleges that the City of Glendale suffered damages due to mistakes in the COSA, as follows: the City of Glendale received less revenue than anticipated in an amount exceeding $9,000,000; the City of Glendale was required to retain another consultant to prepare a new COSA at the cost of $130,000; and the City of Glendale incurred costs associated with noticing and conducting public hearings at a cost of $83,052. We deny the allegations asserted in the lawsuit and will vigorously defend against the claims. Additionally, this matter is covered under our professional liability insurance policy which has limits of $5,000,000 per claim and $10,000,000 annual aggregate.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Since November 21, 2006, the common stock of Willdan Group, Inc. has been listed and traded on the NASDAQ Global Market under the symbol “WLDN”. The following table sets out the high and low daily closing sale prices as reported on the NASDAQ Global Market for fiscal years 2015 and 2014. These reported prices reflect inter‑dealer prices without adjustments for retail markups, markdowns, or commissions.

	2015		2014
	High	Low	High	Low
1st Quarter	$15.84	$11.71	$5.31	$4.44
2nd Quarter	$16.17	$10.66	$8.31	$4.45
3rd Quarter	$11.50	$8.22	$13.82	$7.34
4th Quarter	$11.98	$8.06	$18.42	$10.80

On March 15, 2016, the closing sales price per share of our common stock, as reported on the NASDAQ Global Market, was $8.93.

Stockholders

As of March 15, 2016, there were 155 stockholders of record of our common stock.

Dividends

We did not declare or pay cash dividends on our common stock in fiscal years 2015 and 2014. Our revolving credit agreement prohibits the payment of any dividend or distribution on our common stock either in cash, stock or any other property without the lender’s consent.

Recent Sales of Unregistered Securities

On January 15, 2015, in connection with our acquisition of Abacus, we issued 75,758 shares of common stock (the “Abacus Stock Issuance”) to the selling shareholders of Abacus with an agreed upon value of $0.9 million (based on the volume‑weighted average price of shares of common stock for the ten trading days immediately prior to, but not including, January 15, 2015). Specifically, we issued 37,879 shares of common stock to Mr. Kinzer and 37,879 shares of common stock to Mr. Rubbert.

On January 15, 2015, in connection with our acquisition of 360 Energy, we issued 47,348 shares of common stock (the “360 Energy Stock Issuance”) to 360 Energy with an agreed upon value of $0.6 million (based on the volume‑weighted average price of shares of common stock for the ten trading days immediately prior to, but not including, January 15, 2015).

On March 4, 2016, in connection with our acquisition of Genesys, we issued 255,808 shares of common stock (the “Genesys Stock Issuance”) to the selling shareholders of Genesys with an agreed upon value of $2 million (based on the volume-weighted average price of shares of common stock for the ten trading days immediately prior to, but not including February 26, 2016). Specifically, we issued 127,904 shares of common stock to Mr. Mineo and 127,904 shares of common stock to Mr. Braun.

The issuances of common stock in the Abacus Stock Issuance, the 360 Energy Stock Issuance, and the Genesys Stock Issuance were not registered under the Securities Act of 1933, as amended (the “Securities Act”). Such shares were issued in private placements exempt from the registration requirements of the Securities Act, in reliance on the exemptions set forth in Section 4(a)(2) of the Securities Act.

Issuer Purchases of Equity Securities

None.

ITEM 6.  SELECTED FINANCIAL DATA

The financial data set forth below should be read in conjunction with our corresponding consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this annual report.

	Fiscal Year
	2015	2014	2013	2012	2011
	(in thousands except per share amounts)
Consolidated Statement of Operations Data:
Contract revenue	$135,103	$108,080	$85,510	$93,443	$107,165
Direct costs of contract revenue (exclusive of depreciation and amortization shown separately below):
Salaries and wages	31,880	28,207	24,098	23,218	25,714
Subcontractor services and other direct costs	50,200	35,611	24,831	35,741	39,013
Total direct costs of contract revenue	82,080	63,818	48,929	58,959	64,727
General and administrative expenses:
Salaries and wages, payroll taxes, employee benefits	25,741	21,394	20,555	22,421	22,594
Facilities and facility related	4,246	4,371	4,654	4,871	4,875
Stock‑based compensation	777	258	150	227	201
Depreciation and amortization	2,072	459	517	671	877
Lease abandonment (recovery), net	—	9	30	26	2
Impairment of goodwill	—	—	—	15,208	—
Other	12,657	9,462	8,067	10,315	10,488
Total general and administrative expenses	45,493	35,953	33,973	53,739	39,037
Income (loss) from operations	7,530	8,309	2,608	(19,255)	3,401
Other income (expense):
Interest income	—	8	10	6	5
Interest expense	(207)	(16)	(94)	(106)	(77)
Other, net	18	125	238	(28)	1
Total other (expense) income, net	(189)	117	154	(128)	(71)
Income (loss) before income tax expense	7,341	8,426	2,762	(19,383)	3,330
Income tax expense (benefit)	3,082	(990)	132	(2,083)	1,500
Net income (loss)	$4,259	$9,416	$2,630	$(17,300)	$1,830
Earnings (loss) per common share:
Basic	$0.54	$1.26	$0.36	$(2.37)	$0.25
Diluted	$0.52	$1.22	$0.35	$(2.37)	$0.24
Weighted average common shares outstanding:
Basic	7,834	7,488	7,355	7,310	7,262
Diluted	8,113	7,739	7,495	7,310	7,485
Other Operating Data (unaudited):
Adjusted EBITDA(1)	$10,167	$8,893	$3,431	$(3,338)	$4,346
Employee headcount at period end(2)	688	637	534	534	562

	Fiscal Year Ended
	January 1,	January 2,	December 27,	December 28,	December 30,
	2016	2015	2013	2012	2011
Consolidated Balance Sheet Data:
Cash and cash equivalents	$16,487	$18,173	$8,134	$10,006	$3,001
Working capital	22,499	27,537	15,706	13,099	13,083
Total assets	72,345	49,330	38,237	41,977	64,311
Total indebtedness(3)	5,823	985	731	3,904	1,232
Total stockholders’ equity	37,616	30,413	20,213	17,351	34,293

(1)

Adjusted EBITDA is a supplemental measure used by our management to measure our operating performance. We define Adjusted EBITDA as net income (loss) plus interest expense (income), income tax expense (benefit), goodwill impairment, interest accretion and depreciation and amortization. Adjusted EBITDA is not a measure of net income (loss) determined in accordance with U.S. generally accepted accounting principles, or GAAP. We believe Adjusted EBITDA is useful because it allows our management to evaluate our operating performance and compare the results of our operations from period to period and against our peers without regard to our financing methods, capital structure and non-operating expenses. We use Adjusted EBITDA to evaluate our performance for, among other things, budgeting, forecasting and incentive compensation purposes. Adjusted EBITDA has limitations as an analytical tool and should not be considered as an alternative to, or more meaningful than, net income (loss) as determined in accordance with GAAP. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s costs of capital, as well as the historical costs of depreciable assets. Our definition of Adjusted EBITDA may also differ from those of many companies reporting similarly named measures.

The following is a reconciliation of net income (loss) to Adjusted EBITDA (in thousands):

	Fiscal Year
	2015	2014	2013	2012	2011
Net income (loss)	$4,259	$9,416	$2,630	$(17,300)	$1,830
Interest income	—	(8)	(10)	(6)	(5)
Interest expense	207	16	94	106	77
Income tax (benefit) expense	3,082	(990)	132	(2,083)	1,500
Impairment of goodwill	—	—	—	15,208	—
Interest accretion	547	—	—	—	—
Depreciation and amortization	2,072	459	585	737	944
Adjusted EBITDA	$10,167	$8,893	$3,431	$(3,338)	$4,346
(2)	Includes full‑time and part‑time employees.
(3)

Total indebtedness includes notes payable outstanding under our delayed draw term loan facility and notes payable that we issued to the sellers of Abacus and 360 Energy in connection with our acquisition of each in January 2015.  We had no amounts outstanding under our revolving line of credit as of January 1, 2016. Total indebtedness does not include the earn-out payments owed in connection with our acquisitions of 360 Energy, Abacus and Economist LLC.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a provider of professional technical and consulting services to utilities, private industry, and public agencies at all levels of government. Nationwide, we enable our clients to realize cost and energy savings by providing a wide range of specialized services.   We assist our clients with a broad range of complementary services relating to:

•	Energy Efficiency and Sustainability;
•	Engineering and Planning;
•	Economic and Financial Consulting; and
•	National Preparedness and Interoperability.

We operate our business through a network of offices located primarily in California and New York. We also have operations in Arizona, Colorado, Florida, Illinois, Kansas, Oregon, Texas, Washington and Washington, DC. As of January 1, 2016 we had a staff of 688,  which includes licensed engineers and other professionals.

We seek to establish close working relationships with our clients and expand the breadth and depth of the services we provide to them over time.  Our business with public and private utilities is concentrated primarily in California and New York, but we also have business with utilities in Texas, Illinois, Ohio and Washington State. We currently serve 17 major utility customers across the country.  Our business with public agencies is concentrated in California and Arizona. We provide services to many of the cities and counties in California. We also serve special districts, school districts, a range of public agencies and private industry.

We were founded in 1964 and Willdan Group, Inc., a Delaware corporation, was formed in 2006 to serve as our holding company. Historically, our clients have been public agencies in communities with populations ranging from 10,000 to 300,000 people.  We believe communities of this size are underserved by large outsourcing companies that tend to focus on  securing large federal and state projects, and projects for the private sector.  We consist of a family of wholly owned companies that operate within the following segments for financial reporting purposes:

•

Energy Efficiency Services.    Our Energy Efficiency Services segment consists of the business of our subsidiary, Willdan Energy Solutions, which offers energy efficiency and sustainability consulting services to utilities, public agencies and private industry. This segment is currently our largest segment based on contract revenue, representing approximately 55% and 49% of our consolidated contract revenue for fiscal years 2015 and 2014, respectively.

•

Engineering Services.    Our Engineering Services segment includes the operations of our subsidiaries, Willdan Engineering, Willdan Infrastructure and Public Agency Resources (“PARs”). Willdan Engineering provides civil engineering‑related and city planning services, geotechnical and other engineering consulting services to our clients.  Willdan Infrastructure, which was launched in fiscal year 2013, provides engineering services to larger rail, port, water, mining and other civil engineering projects.  PARs primarily provides staffing to Willdan Engineering. Contract revenue for the Engineering Services segment represented approximately 34% and 38% of our overall consolidated contract revenue for fiscal years 2015 and 2014, respectively.

•

Public Finance Services.    Our Public Finance Services segment consists of the business of our subsidiary, Willdan Financial Services, which offers economic and financial consulting services to public agencies. Contract revenue for the Public Finance Services segment represented approximately 9% and 10% of our consolidated contract revenue for fiscal years 2015 and 2014, respectively.

•

Homeland Security Services.    Our Homeland Security Services segment consists of the business of our subsidiary, Willdan Homeland Solutions, which offers national preparedness and interoperability services and communications and technology solutions. Contract revenue for our Homeland Security Services segment represented approximately 2% and 3% of our consolidated contract revenue for fiscal years 2015 and 2014, respectively.

Recent Developments

Acquisition of Genesys Engineering P.C. On March 4, 2016, following our acquisitions in January 2015 of Abacus Resource Management and 360 Energy Engineers, LLC, we and our wholly-owned subsidiary, Willdan Energy Solutions (“WES”) acquired substantially all of the assets of Genesys Engineering P.C. (“Genesys”) and assumed certain specified liabilities of Genesys (collectively, the “Purchase”) pursuant to an Asset Purchase and Merger Agreement, dated as of February 26, 2016 (the “Agreement”), by and among us, WES, WESGEN (as defined below), Genesys and Ronald W. Mineo (“Mineo”) and Robert J. Braun (“Braun” and, together with Mineo, the “Genesys Shareholders”). On March 5, 2016, pursuant to the terms of the Agreement, WESGEN, Inc., a non-affiliated corporation (“WESGEN”), merged (the “Merger” and, together with the Purchase, the “Acquisition”) with Genesys, with Genesys remaining as the surviving corporation.

Pursuant to the terms of the Agreement, WES or WESGEN, as applicable, paid the Genesys Shareholders an aggregate purchase price (the “Purchase Price”) of approximately $12.6 million, subject to post closing working capital and tax adjustments. The Purchase Price consists of (i) $6.0 million in cash, payable at closing, (ii) 255,808 shares of Common Stock, par value $0.01 per share, of us (the “Common Stock”), equaling $2.0 million based on the volume-weighted average price of shares of the Common Stock for the ten trading days immediately prior to, but not including, February 26, 2016, and (iii) $4.6 million in cash, payable in twenty-four (24) equal monthly installments beginning on March 26, 2016 (the “Installment Payments”).  Until the third anniversary of the Closing Date (the “Closing Date”), the Genesys Shareholders will be prohibited from transferring or disposing of any Common Stock received in connection with the Acquisition.

The Agreement contains customary representations and warranties regarding us, WES, WESGEN, Genesys and the Genesys Shareholders, indemnification provisions and other provisions customary for transactions of this nature. Pursuant to the terms of the Agreement, we and WES also provided guarantees to the Genesys Shareholders which guarantee certain of WESGEN’s and Genesys’ obligations under the Agreement, including the Installment Payments.

We used cash on hand to pay the $6.0 million initial purchase price.

Genesys continues to be a professional corporation organized under the laws of the State of New York, wholly-owned by one or more licensed engineers. Pursuant to New York law, we do not own capital stock of Genesys. We have entered into an agreement with the post-Closing Date owners of Genesys pursuant to which such owners will be prohibited from selling, transferring or encumbering their ownership interest in Genesys without our consent. Notwithstanding our rights regarding the transfer of Genesys’ stock, we do not have control over the professional decision making of Genesys. We have entered into an administrative services agreement with Genesys pursuant to which WES will provide Genesys with ongoing administrative, operational and other non-professional support services.

Amendment to Credit Facility.  On February 26, 2016, we and our subsidiaries, as guarantors, entered into the Third Amendment (the “Third Amendment”) to the Credit Agreement and Consent (as amended, the “BMO Credit Agreement”), dated as of March 24, 2014, by and between us, the guarantors listed therein, and BMO Harris Bank National Association (“BMO Harris”). The BMO Credit Agreement governs our credit facility that includes a revolving line of credit and a delayed draw term loan facility.

The Third Amendment revised the BMO Credit Agreement to, among other things, extend the maturity date of the BMO Credit Agreement from March 24, 2016 to March 24, 2017, to permit the Acquisition and the Installment Payments and to add Genesys as a guarantor under the BMO Credit Agreement upon the closing of the Merger.

The Third Amendment also permits us to repurchase up to $7.0 million of shares of Common Stock under certain conditions, including that, at the time of any such repurchase, (a) we have at least $7.0 million of unrestricted cash (or undrawn availability under our revolving credit facility), (b) the aggregate amount of all repurchases to the date of such repurchase be less than $7.0 million and (c) no default exists or would arise under the BMO Credit Agreement after giving effect to such repurchase.

The Third Amendment also revised certain covenants in the BMO Credit Agreement. As a result of the Third Amendment, we must maintain a minimum tangible net worth (as defined in the Third Amendment) of at least the sum of (a) our tangible net worth as of December 31, 2015, plus (b) 50% of net income (only if positive) for each fiscal quarter ending after the effectiveness of the Third Amendment, plus (c) the aggregate proceeds received by us from the issuance or sale of equity interests in us, minus (d) the aggregate dollar amount of stock repurchases after the effectiveness of the Third Amendment, plus or minus, as applicable, (e) 80% of any adjustments to tangible net worth of us arising as a result of the consummation of the Acquisition or certain other acquisitions identified to BMO Harris. Pursuant to the terms of the Third Amendment, our ability to incur permitted indebtedness was also (i) decreased for notes to sellers of acquired businesses from $4.25 million to $4.15 million and (ii) increased for cash earn out, performance payments or similar obligations relating to acquisitions permitted by the BMO Credit Agreement from $7.9 million to $10.5 million. The Third Amendment also allows us to incur permitted indebtedness relating to the Installment Payments up to a maximum of $4.6 million and subject to other conditions.

As of March 15, 2016,  there are no outstanding borrowings under the revolving line of credit and all $7.5 million remain available for borrowing.

For further information on our revolving credit facility, see “—Liquidity and Capital Resources—Outstanding Indebtedness” elsewhere in this report.

Components of Revenue and Expense

Contract Revenue

We provide our services under contracts, purchase orders or retainer letters. The contracts we enter into with our clients contain three principal types of pricing provisions: time and materials, unit based, and fixed price. Revenue on our time and materials and unit based contracts are recognized as the work is performed in accordance with specific terms of the contract. Approximately 31% of our contracts are based on contractual rates per hour plus costs incurred. Some of these contracts include maximum contract prices, but the majority of these contracts are not expected to exceed the maximum. Contract revenue on our fixed price contracts is determined on the percentage of completion method based generally on the ratio of direct costs incurred to date to estimated total direct costs at completion. Many of our fixed price contracts are relatively short in duration, thereby lowering the risks of not properly estimating the percent complete.

Adjustments to contract cost estimates are made in the periods in which the facts requiring such revisions become known. When the revised estimate indicates a loss, such loss is recognized currently in its entirety. Claims revenue is recognized only upon resolution of the claim. Change orders in dispute are evaluated as claims. Costs related to un‑priced change orders are expensed when incurred and recognition of the related contract revenue is based on an evaluation of the probability of recovery of the costs. Estimated profit is recognized for un‑priced change orders if realization of the expected price of the change order is probable.

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

Direct Costs of Contract Revenue

Direct costs of contract revenue consist primarily of that portion of technical and nontechnical salaries and wages that have been incurred in connection with revenue producing projects. Direct costs of contract revenue also include production expenses, subcontractor services, and other expenses that are incurred in connection with revenue producing projects. Direct costs of contract revenue exclude that portion of technical and nontechnical salaries and wages related to marketing efforts, vacations, holidays and other time not spent directly generating revenue under existing contracts. Such costs are included in general and administrative expenses. Additionally, payroll taxes, bonuses and employee benefit costs for all of our personnel are included in general and administrative expenses since no allocation of these costs is made to direct costs of contract revenue. No allocation of facilities costs is made to direct costs of contract revenue.

Other companies may classify as direct costs of contract revenue some of the costs that we classify as general and administrative costs. We expense direct costs of contract revenue when incurred.

General and Administrative Expenses

General and administrative expenses include the costs of the marketing and support staffs, other marketing expenses, management and administrative personnel costs, payroll taxes, bonuses and employee benefits for all of our employees and the portion of salaries and wages not allocated to direct costs of contract revenue for those employees who provide our services. General and administrative expenses also include facility costs, depreciation and amortization, professional services, legal and accounting fees and administrative operating costs. Within general and administrative expenses, “Other” includes expenses such as provision for billed or unbilled receivables, professional services, legal and accounting, computer costs, travel and entertainment, marketing costs and acquisition costs. We expense general and administrative costs when incurred.

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

Contract Accounting

We enter into contracts with our clients that contain various types of pricing provisions, including fixed price, time-and-materials, unit-based, and service related provisions. The following table reflects our four reportable segments and the types of contracts that each most commonly enters into for revenue generating activities.

Types of Contract
Segment	(Revenue Recognition Method)
Energy Efficiency Services	Unit-based and time-and-materials (percentage-of-completion method)
Engineering Services	Time-and-materials, unit-based and fixed price (percentage-of-completion method)
Public Finance Services	Service related contracts (proportional performance method)
Homeland Security Services	Service related contracts (proportional performance method)

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

Goodwill

We test our goodwill at least annually for possible impairment. We complete our annual testing of goodwill as of the last day of the first month of our fourth fiscal quarter each year to determine whether there is impairment. In addition to our annual test, we regularly evaluate whether events and circumstances have occurred that may indicate a potential impairment of goodwill. We did not recognize any goodwill impairment charges in fiscal years 2015, 2014, or 2013. We had goodwill of approximately $16.1 million as of January 1, 2016, as the result of two acquisitions in January and one in April 2015.

We test our goodwill for impairment at the level of our reporting units, which are components of our operating segments. In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011‑08 (“ASU 2011‑08”), Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This accounting guidance allows companies to perform a qualitative assessment on goodwill impairment to determine whether a quantitative assessment is necessary. The guidance is for goodwill impairment tests performed in interim and annual periods for fiscal years beginning after December 15, 2011. The process of testing goodwill for impairment, pursuant to ASU 2011‑08, now involves an optional qualitative assessment on goodwill impairment of our reporting units to determine whether a quantitative assessment is necessary. If a quantitative assessment is warranted, we then determine the fair value of the applicable reporting units. To estimate the fair value of our reporting units, we use both an income approach based on management’s estimates of future cash flows and other market data and a market approach based upon multiples of EBITDA earned by similar public companies.

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

Inherent in such fair value determinations are significant judgments and estimates, including but not limited to assumptions about our future revenue, profitability and cash flows, our operational plans and our interpretation of current economic indicators and market valuations. To the extent these assumptions are incorrect or economic conditions that would impact the future operations of our reporting units change, any goodwill may be deemed to be impaired, and an impairment charge could result in a material adverse effect on our financial position or results of operation. All of our goodwill is contained in our Energy Efficiency Services and Public Finance Service Segments. At our measurement date, the estimated fair value of our Energy Solutions reporting unit exceeded the carrying value.  A reduction in estimated fair value of our Willdan Energy Solutions reporting unit could result in an impairment charge in future periods.

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

Business Combinations

The acquisition method of accounting for business combinations requires us to use significant estimates and assumptions, including fair value estimates, as of the business combination date and to refine those estimates as necessary during the measurement period (defined as the period, not to exceed one year, in which we may adjust the provisional amounts recognized for a business combination) based upon new information about facts that existed on the business combination date.

Under the acquisition method of accounting, we recognize separately from goodwill the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in an acquiree, at the acquisition date fair value. We measure goodwill as of the acquisition date as the excess of consideration transferred over the net of the acquisition date amounts of the identifiable assets acquired and liabilities assumed. Costs that we incur to complete the business combination such as investment banking, legal and other professional fees are not considered part of consideration.  We charge these acquisition costs to Other general and administrative expense as they are incurred.

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

On January 15, 2015, we and our wholly-owned subsidiary, WES, completed two separate acquisitions. We acquired all of the outstanding shares of Abacus, an Oregon-based energy engineering company. In addition, we also acquired substantially all of the assets of 360 Energy, a Kansas-based energy engineering company.

 On April 3, 2015, our wholly-owned subsidiary, Willdan Financial Services, acquired substantially all of the assets of Economists LLC, a Texas-based economic analysis and financial solutions firm serving the municipal and public sectors.  For further discussion of our acquisitions, see Note 3 “—Business Combinations” of notes to our consolidated financial statements.

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

During fiscal year 2015, we assessed the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. We have ultimately determined that it is not more-likely-than-not that the entire California net operating loss will be utilized prior to expiration.  Significant pieces of objective evidence evaluated included our history of utilization of California net operating losses in prior years for each of our subsidiaries, as well as our forecasted amount of net operating loss utilization for certain members of the combined group.  Based on this evaluation, as of January 1, 2016, we recorded a valuation allowance in the amount of $73,000 related to California net operating losses.

During the year ended January 2, 2015, management assessed the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. Based on this evaluation, as of January 2, 2015, the Company reversed the $4.6 million valuation allowance on its deferred tax assets.

For acquired business entities, if we identify changes to acquired deferred tax asset valuation allowances or liabilities related to uncertain tax positions during the measurement period and they relate to new information obtained about facts and circumstances that existed as of the acquisition date, those changes are considered a measurement period adjustment and we record the offset to goodwill. We record all other changes to deferred tax asset valuation allowances and liabilities related to uncertain tax positions in current period income tax expense.

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

	Fiscal Year

	2015	2014	2013
Statement of Operations Data:
Contract revenue	100%	100%	100%
Direct costs of contract revenue (exclusive of depreciation and amortization shown separately below):
Salaries and wages	23.6	26.1	28.2
Subcontractor services and other direct costs	37.2	32.9	29.0
Total direct costs of contract revenue	60.8	59.0	57.2
General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	19.1	19.8	24.0
Facilities and facility related	3.1	4.1	5.4
Stock-based compensation	0.6	0.2	0.2
Depreciation and amortization	1.5	0.4	0.6
Other	9.4	8.8	9.5
Total general and administrative expenses	33.7	33.3	39.7
Income from operations	5.5	7.7	3.1
Other (expense) income:
Interest income	—	—	—
Interest expense	(0.2)	—	(0.1)
Other, net	—	0.1	0.3
Total other (expense) income, net	(0.2)	0.1	0.2
Income before income taxes	5.3	7.8	3.3
Income tax expense (benefit)	2.3	(0.9)	0.2
Net income	3.0%	8.7%	3.1%

Fiscal Year 2015 Compared to Fiscal Year 2014

Contract revenue.  Our contract revenue was $135.1 million for fiscal year 2015, with $74.1 million attributable to the Energy Efficiency Services segment, $46.0 million attributable to the Engineering Services segment, $11.9 million attributable to the Public Finance Services segment, and $3.1 million attributable to the Homeland Security Services segment. Consolidated contract revenue increased $27.0 million, or 25.0%, to $135.1 million for fiscal year 2015 from $108.1 million for fiscal year 2014. This was primarily the result of increases of $21.2 million, or 40.0%, and $5.2 million, or 12.8%, in contract revenue from our Energy Efficiency Services and Engineering Services segments, respectively. Contract revenue for our Public Finance Services increased $1.2 million, or 11.5% to $11.9 million for fiscal year 2015 from $10.6 million for fiscal year 2014. Contract revenue for our Homeland Security Services segment decreased by $0.6 million, or 16.1%, to $3.1 million for fiscal year 2015 from $3.7 million for fiscal year 2014. Contract revenue for the Energy Efficiency Services segment increased primarily because of incremental contract revenue of $23.1 million from acquisitions of Abacus and 360 Energy.  Contract revenue for the Energy Efficiency Services segment decreased by $1.9 million, excluding revenue from Abacus and 360 Energy,  primarily as a result of underperformance on certain programs in the third and fourth quarters of 2015.  Contract revenue for the Engineering Services segment increased primarily due to greater demand for our city engineering services in northern California, our building and safety services, and our construction management services. Revenue in the Homeland Security Services segment decreased due to slightly lower levels of activity in the traditional planning, training and exercise consulting services business.

Direct costs of contract revenue.  Direct costs of contract revenue were $82.1 million for fiscal year 2015, with $49.6 million attributable to the Energy Efficiency Services segment, $25.9 million attributable to the Engineering Services segment, $4.8 million attributable to the Public Finance Services segment, and $1.8 million attributable to the Homeland Security Services segment. Overall, direct costs increased by $18.3 million, or 28.7%, to $82.1 million for fiscal year 2015 from $63.8 million for fiscal 2014.  Of this $18.3 million increase, $16.3 million were attributable to incremental costs of Abacus and 360 Energy.  The additional $2.0 million of increase in direct costs resulted primarily due to salaries and wages, as a result of increased headcount required for the increase in work.  In addition, subcontractor expense increased due to the Elk Grove project.  The increase in direct costs was primarily attributable to an increase in direct costs within our Energy Efficiency Services segment of $14.7 million, or 42.3% for fiscal year 2015. Direct costs of contract revenue also increased within our Engineering Services and Public Finance segments by $3.5 million, or 15.4%, and $0.5 million, or 12.6%, respectively. Direct costs of contract revenue in our Homeland Security Services segment decreased by $0.5 million, or 21.1% to $1.8 million for fiscal year 2015 from $2.2 million for fiscal year 2014.

Direct costs increased as a result of increases in subcontractor services and other direct costs of $14.6 million and an increase in salaries and wages of $3.7 million. Within direct costs of contract revenue, salaries and wages decreased to 23.6% of contract revenue for fiscal year 2015 as compared to 26.1% for fiscal 2014. Subcontractor services and other direct costs increased to 37.2% of contract revenue for fiscal 2015 from 32.9% of contract revenue for fiscal year 2014. Subcontractor services increased primarily because of our acquisition of Abacus and 360 Energy and the resulting increase in energy efficiency, sustainability and renewable energy services of our subsidiary Willdan Energy Solutions, which generally utilizes a higher percentage of subcontractors than our other subsidiaries.

General and administrative expenses.  General and administrative expenses increased by $9.5 million, or 26.5%, to $45.5 million for fiscal year 2015 from $36.0 million for fiscal year 2014. This reflected increases of $8.9 million, $0.9 million and $0.1 million in general and administrative expenses of the Energy Efficiency Services, the Engineering Services and Public Finance segments, respectively. These increases were offset by a  decrease of $0.4 million in the Homeland Security Services segment.  General and administrative expenses increased by $2.7 million as a result of the acquisitions of Abacus and 360 Energy.  General and administrative expenses for our Homeland Security Services segments decreased by $0.1 million. Our unallocated corporate expenses decreased by $0.3 million. General and administrative expenses as a percentage of contract revenue remained relatively stable 33.7% for fiscal year 2015 as compared to 33.3% for the fiscal year 2014. We were partially able to do this because we were able to more fully utilize some of our employees, which resulted in those salaries and wages being allocated to direct costs. As discussed above under “—Components of Revenue and Expense—Direct Costs of Contract Revenue,” we do not allocate that portion of salaries and wages not related to time spent directly generating revenue to direct costs of contract revenue and instead accrue it under general and administrative expenses.

Of the $9.5 million increase in general and administrative expenses, approximately $3.2 million resulted from an increase in other general and administrative expenses, which includes the imputed interest related to the contingent consideration recorded as part of the acquisitions of Abacus and 360 Energy of $0.5 million. Salaries and wages, payroll taxes and employee benefits and stock‑based compensation increased by $4.2 million and $0.5 million, respectively.    These increases were partially offset by decreases in facility and facilities related expenses and depreciation of $0.1 million.  An increase of $1.6 million in depreciation and amortization was due to increased amortization expense related to the intangible assets acquired in the acquisitions of Abacus and 360 Energy.

Income from operations.  As a result of the above factors, our operating income was $7.5 million for fiscal year 2015 as compared to $8.3 million for fiscal year 2014. Income from operations, as a percentage of contract revenue, was 5.5% for fiscal year 2015, as compared to 7.7% for fiscal year 2014.

Other (expense) income.    The increase in other expense is due to an increase in interest expense of $0.2 million in fiscal 2015 as compared to fiscal 2014.

Income tax expense (benefit).  We recorded an income tax expense of $3.1 million for fiscal year 2015, as compared to an income tax benefit of $1.0 million for fiscal year 2014. The income tax benefit in 2014 was attributable to a reversal of a valuation allowance that occurred during 2014. The effect of the reversal resulted in a total decrease to tax expense of $4.6 million. For further discussion of our income tax provision, see Note 12 “—Income Taxes” of notes to our consolidated financial statements.

Net income.  As a result of the above factors, our net income was $4.3 million for fiscal year 2015, as compared to net income of $9.4 million for fiscal year 2014.

Fiscal Year 2014 Compared to Fiscal Year 2013

Contract revenue.    Our contract revenue was $108.1 million for fiscal year 2014, with $52.9 million attributable to the Energy Efficiency Services segment, $40.8 million attributable to the Engineering Services segment, $10.6 million attributable to the Public Finance Services segment, and $3.7 million attributable to the Homeland Security Services segment. Consolidated contract revenue increased $22.6 million, or 26.4%, to $108.1 million for fiscal year 2014 from $85.5 million for fiscal year 2013. This was primarily the result of increases of $16.9 million, or 46.9%, and $5.6 million, or 15.8%, in contract revenue from our Energy Efficiency Services and Engineering Services segments, respectively. Contract revenue for our Public Finance Services increased $0.8 million, or 8.0% to $10.6 million for fiscal year 2014 from $9.8 million for fiscal year 2013. Contract revenue for our Homeland Security Services segment decreased by $0.7 million, or 15.5%, to $3.7 million for fiscal year 2014 from $4.4 million for fiscal year 2013. Contract revenue for the Energy Efficiency Services segment increased primarily because of increased demand for energy efficiency services in the states of New York and California, largely due to a contract modification that expanded an existing SBDI contract with Consolidated Edison. Contract revenue for the Engineering Services segment increased primarily due to greater demand for our city engineering services in northern California, our building and safety services, and our construction management services. Revenue in the Homeland Security Services segment decreased due to slightly lower levels of activity in the traditional planning, training and exercise consulting services business.

Direct costs of contract revenue.    Direct costs of contract revenue were $63.8 million for fiscal year 2014, with $34.9 million attributable to the Energy Efficiency Services segment, $22.4 million attributable to the Engineering Services segment, $4.3 million attributable to the Public Finance Services segment, and $2.2 million attributable to the Homeland Security Services segment. Overall, direct costs increased by $14.9 million, or 30.4%, to $63.8 million for fiscal year 2014 from $48.9 million for fiscal 2013. The increase in direct costs was primarily attributable to an increase in direct costs within our Energy Efficiency Services segment of $11.8 million, or 51.2% for fiscal year 2014. Direct costs of contract revenue also increased within our Engineering Services and Public Finance segments by $3.4 million, or 17.7%, and $0.3 million, or 6.2%, respectively. Direct costs of contract revenue in our Homeland Security Services segment decreased by $0.4 million, or 19.1% to $2.2 million for fiscal year 2014 from $2.8 million for fiscal year 2013.

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

General and administrative expenses.  General and administrative expenses increased by $2.0 million, or 5.8%, to $36.0 million for fiscal year 2014 from $34.0 million for fiscal year 2013. This reflected increases of $0.6 million and $0.4 million in general and administrative expenses of the Energy Efficiency Services and the Public Finance Services segments, respectively. General and administrative expenses for our Engineering Services and Homeland Security Services segments decreased by $0.4 million and $0.2 million, respectively. Our unallocated corporate expenses increased by $1.5 million. General and administrative expenses as a percentage of contract revenue was 33.3% for fiscal year 2014 as compared to 39.7% for the fiscal year 2013. We were able to keep our overall general and administrative expenses relatively stable while our revenues increased by 26.4% during this same period. We were partially able to do this because we were able to more fully utilize some of our employees, which resulted in those salaries and wages being allocated to direct costs. As discussed above under “—Components of Revenue and Expense—Direct Costs of Contract Revenue,” we do not allocate that portion of salaries and wages not related to time spent directly generating revenue to direct costs of contract revenue and instead accrue it under general and administrative expenses.

Of the $2.0 million increase in general and administrative expenses, approximately $1.4 million resulted from an increase in other general and administrative expenses. Salaries and wages, payroll taxes and employee benefits and stock‑based compensation increased by $0.8 million and $0.1 million, respectively. These increases were partially offset by decreases in facility and facilities related expenses and depreciation and amortization expenses of $0.3 million and $0.1 million, respectively.

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

Income tax expense (benefit).  We recorded an income tax benefit of $990,000 for fiscal year 2014, as compared to an income tax expense of $132,000 for fiscal year 2013. The income tax benefit is attributable to a reversal of a valuation allowance that occurred during the third quarter. The effect of the release resulted in a total decrease to tax expense of $4.6 million. For further discussion of our income tax provision, see Note 12 “—Income Taxes” of notes to our consolidated financial statements.

Net income.  As a result of the above factors, our net income was $9.4 million for fiscal year 2014, as compared to net income of $2.6 million for fiscal year 2013.

Liquidity and Capital Resources

As of January 1, 2016, we had $16.5 million of cash and cash equivalents. Our primary source of liquidity is cash generated from operations. We also have a revolving line of credit with BMO Harris Bank, N.A., which matures on March 24, 2017. We believe that our cash and cash equivalents on hand, cash generated by operating activities and available borrowings under our revolving line of credit will be sufficient to finance our operating activities for at least the next 12 months.

Cash Flows from Operating Activities

Cash flows provided by operating activities were $8.1 million for fiscal year 2015, as compared to cash flows provided by operating activities of $11.9 million and $1.2 million for fiscal years 2014 and 2013, respectively. Our cash flows provided by operating activities for fiscal year 2015 were due primarily to an increase in depreciation and amortization, a decrease in deferred taxes, and increases in accounts payable and billings in excess of costs and estimated earnings on uncompleted contracts, partially offset by a lower net income, increases in accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts. Our cash flows provided by operating activities for fiscal year 2014 resulted from a higher net income, increases in accounts payable, accrued liabilities and billings in excess of costs and estimated earnings on uncompleted contracts, partially offset by increases in deferred income taxes, accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts and decreases in accounts payable. Our cash flows provided by operating activities for fiscal year 2013 were due primarily to a  decrease in accounts payable and an increase in costs and estimated earnings in excess of billing on uncompleted contracts, partially offset by a decrease in accounts receivable and an increase in accrued liabilities.

Cash Flows from Investing Activities

Cash flows used in investing activities were $10.6 million for fiscal year 2015 and $0.5 million and $0.3 million for fiscal years 2014 and 2013, respectively.  The significant increase in cash used in investing activities during 2015 primarily relates to cash paid in the acquisitions of Abacus and 360 Energy.

Cash Flows from Financing Activities

Cash flows provided by financing activities were $0.8 million and $0.1 million for fiscal year 2015 and 2014, respectively, as compared to cash flows used in financing activities of $3.1 million for fiscal year 2013.  Cash flows provided by financing activities for fiscal year 2015 increased by $0.7 million from fiscal year 2014 primarily due to proceeds received in connection with the $2.0 million borrowed under our delayed draw term loan facility, stock option exercise and sales of common stock under employee stock purchase plan, partially offset by repayments on outstanding debt and payments on capital leases during fiscal year 2015. The net cash flows provided by financing activities for fiscal year 2014 increased by $3.2 million from fiscal year 2013 primarily due to a decrease in repayments on our line of credit during fiscal year 2014.

Outstanding Indebtedness

BMO Credit Facility.  On March 24, 2014, we and our subsidiaries, as guarantors, entered into a credit agreement (as amended, the “BMO Credit Agreement”) with BMO Harris Bank, N.A., or BMO, that provides for a revolving line of credit of up to $7.5 million, subject to a borrowing base calculation, and a delayed draw term loan facility of up to $3.0 million. The $7.5 million revolving credit facility includes a $5.0 million standby letter of credit sub-facility. As of January 1, 2016, there were no outstanding borrowings under the revolving line of credit and approximately $1.85 million in loans outstanding under the term loan facility and, after considering the BMO Credit Agreement’s borrowing base calculation and debt covenants (each as described below), $7.5 million under the revolving line of credit and $1.15 million under the delayed draw term loan facility were available for borrowing.

The term loan bears interest, at our option, at (a) the base rate plus an applicable margin ranging between 1.25% and 1.75%, or (b) the LIBOR rate plus an applicable margin ranging between 2.25% and 2.75%. Borrowings under the revolving line of credit bear interest, at our option, at (a) the base rate plus an applicable margin ranging between 0.75% and 1.25%, or (b) the LIBOR rate plus an applicable margin ranging between 1.75% and 2.25%. The applicable margin is determined based on our total leverage ratio. Interest on the term loan is payable quarterly, beginning April 13, 2015 and was 3.1% as of January 1, 2016. Principal on the term loan is payable on the last day of each March, June, September, and December in each year, with the amount of each such principal installment equal to: (i) $50,000 on the last day of March, June, September and December 2016, and (ii) all of the remaining outstanding principal amount on March 24, 2017. The term loan is governed by the terms of the BMO Credit Agreement.

 All borrowings under the revolving line of credit are limited to a borrowing base equal to roughly 75% of the eligible accounts receivable plus 50% of the lower of cost or market value of our eligible inventory, each term as defined in the BMO Credit Agreement. Under the BMO Credit Agreement, as of January 1, 2016, no cash amounts are restricted. The revolving line of credit matures on March 24, 2017 and term loans can be requested at any time prior to February 22, 2017, which would mature March 24, 2017.

Borrowings under the delayed draw term loan facility bear Borrowings under the term loan facility and the revolving line of credit are guaranteed by all of our subsidiaries (the “Guarantors”) and secured by all of our and the Guarantors’ accounts receivable and other rights to payment, general intangibles, inventory and equipment. Pursuant to the BMO Credit Agreement, we also must pay a fee of up to 0.3% on unused commitments and customary fees on any letters of credit drawn under the facility.

 The BMO Credit Agreement contains customary representations and affirmative covenants, including financial covenants that require us to maintain (i) a maximum total leverage ratio, measured as total funded debt (measured as the sum of all obligations for borrowed money, including subordinated debt, plus all capital lease obligations) plus capital leases plus financial letters of credit divided by a trailing twelve month EBITDA (as defined in the BMO Credit

Agreement) measured on a rolling basis of not more than 2.25 for the first four fiscal quarters after January 2015, and not more than 2.0 thereafter; (ii) a minimum fixed charge coverage ratio (measured as the sum of EBITDA plus rent expense less unfinanced capital expenditures divided by the sum of rent expense plus principal payments plus cash taxes plus cash interest plus restricted payments plus distributions) of not less than 1.25; and (iii) a minimum tangible net worth of at least the sum of (a) our tangible net worth as of December 31, 2015, plus (b) 50% of net income (only if positive) for each fiscal quarter ending after February 29, 2016, plus (c) the aggregate proceeds received by us from the issuance or sale of equity interests in us after February 29, 2016, minus (d) the aggregate dollar amount of stock repurchases after February 29, 2016, plus or minus, as applicable, (e) 80% of any adjustments to tangible net worth of us arising as a result of certain acquisitions identified to BMO Harris.

The BMO Credit Agreement also includes customary negative covenants, including (i) restrictions on the incurrence of additional indebtedness by us or the Guarantors other than indebtedness existing on the date of the BMO Credit Agreement, (ii) restrictions on the total consideration for all permitted acquisitions (including potential future earn-out obligations) shall not exceed $1.5 million during the term of the agreement and the total consideration for any individual permitted acquisition shall not exceed $750,000 without BMO’s consent, and (iii) limitations on asset sales, mergers and acquisitions. In addition, the credit agreement includes customary events of default. Upon the occurrence of an event of default, the interest rate may be increased by 2.0%, BMO has the option to make any loans then outstanding under the BMO Credit Agreement immediately due and payable, and BMO is no longer obligated to extend further credit to us under the BMO Credit Agreement. As of March 15, 2016, we were in compliance with the covenants under the BMO Credit Agreement.

Insurance Premiums

We have also financed, from time to time, insurance premiums by entering into unsecured notes payable with insurance companies. During our annual insurance renewals in the fourth quarter of our fiscal year ended January 1, 2016, we elected to finance our insurance premiums for the upcoming fiscal year.

Contractual Obligations

We have certain cash obligations and other commitments which will impact our short‑ and long‑term liquidity. At January 1, 2016, such obligations and commitments consisted of long‑term debt, operating leases and capital leases. The following table sets forth our contractual obligations as of January 1, 2016:

		Less than			More than
Contractual Obligations	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
Long term debt(1)(2)	$5,124,000	$4,039,000	$1,085,000	$—	$—
Interest payments on debt outstanding(3)	140,231	117,807	22,424	—	—
Operating leases	8,303,000	2,300,000	3,263,000	1,593,000	1,147,000
Capital leases	717,000	456,000	261,000	—	—
Total contractual cash obligations	$5,234,000	$2,214,000	$1,975,000	$996,000	$—

(1)

Long‑term debt includes notes payable outstanding under our delayed draw term loan facility and notes payable that we issued to the sellers of Abacus and 360 Energy in connection with our acquisition of each in January 2015.  We had no amounts outstanding under our revolving line of credit as of January 1, 2016.

(2)

The table above does not include $4.6 million of deferred purchase price that we will pay in 24 equal monthly installments beginning on March 26, 2016 as part of the purchase price for substantially all of the assets of Genesys.  We also paid $6.0 million in cash upon closing of the acquisition on March 4, 2016.

(3)	Future interest payments on floating rate debt are estimated using floating rates in effect as of January 1, 2016.

The table above does not include the earn‑out payments owed in connection with our acquisitions of 360 Energy, Abacus and Economists LLC.  In addition, we are obligated to pay (i) up to $6.5 million in cash, payable in installments, if certain financial targets of our division made up of the assets acquired from, and former employees of,

360 Energy are met during fiscal years 2015, 2016 and 2017 (ii) up to $1.4 million in cash, payable in installments, if certain financial targets of Abacus are met during fiscal years 2015 and 2016, and (iii) up to $0.6 million in cash, payable in installments, if certain financial targets of our division made up of the assets acquired from, and former employees of, Economists LLC are met during fiscal years 2016 and 2017.

Off‑Balance Sheet Arrangements

Other than operating lease commitments, we do not have any off‑balance sheet financing arrangements or liabilities. In addition, our policy is not to enter into derivative instruments, futures or forward contracts. Finally, we do not have any majority‑owned subsidiaries or any interests in, or relationships with, any special‑purpose entities that are not included in the consolidated financial statements.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which clarifies existing accounting literature relating to how and when revenue is recognized by an entity. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. In doing so, an entity will need to exercise a greater degree of judgment and make more estimates than under the current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each separate performance obligation. ASU 2014-09 also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts.  In August 2015, the FASB issued Update 2015-14, which defers the implementation of ASU 2014-09 for one year from the initial effective date.  ASU 2014-09 is effective for public companies for interim and annual reporting periods beginning after December 15, 2017, and is to be applied either retrospectively or using the cumulative effect transition method, with early adoption not permitted. The Company has not yet selected a transition method, and is currently evaluating the impact the adoption of ASU 2014-09 will have on its consolidated financial statements and related disclosures.

In February 2015, the FASB issued Update 2015-02, which amends the consolidation requirements in Accounting Standards Codification 810 and changes the consolidation analysis required under GAAP. The standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, with early adoption permitted. The Company determined that the impact of the new standard on its consolidated financial statements will not be material.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. To simplify presentation of debt issuance costs, this new guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance will become effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years.  The Company has determined the potential impacts of the new standard on its existing debt issuance costs are not material.

In September 2015, the FASB issued Update 2015-16, which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquirer must record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. Update 2015-16 further requires an entity to present separately on the face of the income statement or disclose in the notes, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, with early adoption permitted. We have elected early adoption of this standard in fiscal 2015.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes to simplify the presentation of deferred income taxes. The amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The Company has elected to early adopt ASU 2015-17 as of January 1, 2016 and retrospectively applied ASU 2015-17 to all periods presented. As of January 2, 2015 the Company reclassified $3.1 million of deferred tax liabilities from "Other current liabilities" to "Other non-current assets" on the Consolidated Balance Sheets.

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (topic 842). The FASB issued this update to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The updated guidance is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company is evaluating the impact of the adoption of this update on our consolidated financial statements and related disclosures.

A variety of proposed or otherwise potential accounting standards are currently being studied by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, we have not yet determined the effect, if any, that the implementation of such proposed standards would have on our consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss to future earnings, to fair values or to future cash flows that may result from changes in the price of a financial instrument. The value of a financial instrument may change as a result of changes in interest rates, exchange rates, commodity prices, equity prices and other market changes. Market risk is attributed to all market risk sensitive financial instruments, including long‑term debt.

We had cash and cash equivalents of $16.5 million as of January 1, 2016. This amount represents cash on hand in business checking accounts with BMO Harris Bank.

We do not engage in trading activities and do not participate in foreign currency transactions or utilize derivative financial instruments. As of January 1, 2016, we had no outstanding debt under the BMO Harris Bank revolving credit facility.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and related financial information, as listed under Item 15, appear in a separate section of this annual report beginning on page F‑1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in and/or disagreements with accountants on accounting and financial disclosure during the year ended January 1, 2016.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures defined in Rule 13a‑15(e) under the Exchange Act, as controls and other procedures that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer, Thomas Brisbin, and our Chief Financial Officer, Stacy McLaughlin, as appropriate to allow timely decisions regarding required disclosure.

In connection with the preparation of this Annual Report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of January 1, 2016. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, as of January 1, 2016. No change in our internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a‑15(f) under the Securities Exchange Act of 1934, as amended). Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of January 1, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework). Our management has concluded that, as of January 1, 2016, our internal control over financial reporting was effective based on these criteria.

Report of Independent Registered Public Accounting Firm

KPMG LLP, the independent registered public accounting firm that audited the fiscal 2015 consolidated financial statements included in this Annual Report on Form 10‑K, has issued an audit report on the effectiveness of our internal control over financial reporting as of January 1, 2016, which is included herein.

Changes in Internal Controls

Based on our evaluation carried out in accordance with SEC Rule 15d‑15(b) under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we concluded that there were no changes during the fourth fiscal quarter of 2015 of our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference to Willdan Group, Inc.’s Proxy Statement for its 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the Company’s 2015 fiscal year.

We have posted our Code of Ethical Conduct on our website, www.willdan.com, under the heading “Investors—Corporate Governance.” The Code of Ethical Conduct applies to our Chief Executive Officer and Chief Financial Officer. Upon request and free of charge, we will provide any person with a copy of the Code of Ethical Conduct. See “Item 1. Business—Available Information.”

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to Willdan Group, Inc.’s Proxy Statement for its 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the Company’s 2015 fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this item is incorporated by reference to Willdan Group, Inc.’s Proxy Statement for its 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the Company’s 2015 fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to Willdan Group, Inc.’s Proxy Statement for its 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the Company’s 2015 fiscal year.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to Willdan Group, Inc.’s Proxy Statement for its 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the Company’s 2015 fiscal year.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  The following documents are filed as part of this report:

1.Financial Statements

The following financial statements of Willdan Group, Inc. and report of independent auditors are included in Item 8 of this annual report and submitted in a separate section beginning on page F‑1:

2.Financial Statements Schedules

All required schedules are omitted because they are not applicable or the required information is shown in the financial statements or the accompanying notes.

3.Exhibits

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

2.2		Asset Purchase Agreement, by and among Willdan Energy Solutions, Willdan Group, Inc. and 360 Energy Engineers, LLC, dated as of January 15, 2015.(1)
2.3	*

Asset Purchase and Merger Agreement, by and among Willdan Group, Inc., Willdan Energy Solutions, WESGEN, Inc., Genesys Engineering P.C., Ronald W. Mineo and Robert J. Braun,  dated as of February 26, 2016.

3.1		Articles of Incorporation of Willdan Group, Inc., including amendments thereto(2)
3.2		Amended and Restated Bylaws of Willdan Group, Inc.(3)
4.1		Specimen Stock Certificate for shares of the Registrant’s Common Stock(2)

Exhibit Number	Exhibit Description
4.2

The Company agrees to furnish to the Securities and Exchange Commission upon request a copy of each instrument with respect to issues of long‑term debt of Willdan Group, Inc. and its subsidiaries, the authorized principal amount of which does not exceed 10% of the consolidated assets of Willdan Group, Inc. and its subsidiaries.

10.1	Credit Agreement, dated March 24, 2014, between Willdan Group, Inc. and BMO Harris Bank, National Association(4)
10.2	First Amendment to the Credit Agreement, dated as of June 3, 2014, between Willdan Group, Inc., BMO Harris Bank, National Association and the parties thereto.(5)
10.3	Second Amendment to the Credit Agreement, dated as of January 14, 2015, by and between Willdan Group, Inc. and BMO Harris Bank National Association.(6)
10.4	Third Amendment to the Credit Agreement and Consent, dated as of February 26, 2016, by and between Willdan Group, Inc. and BMO Harris Bank National Association(7)
10.5	Form of Delayed Draw Term Note for $2,500,000, dated as of March 24, 2014, by Willdan Group, Inc. in favor of BMO Harris Bank, N.A.(4)
10.6	Revolving Line of Credit Note for $7,500,000, dated as of March 24, 2014, by Willdan Group, Inc. in favor of BMO Harris Bank, National Association(4)
10.7

Security Agreement, dated as of March 24, 2014, between Willdan Group, Inc. and BMO Harris Bank, National Association (portions of this exhibit have been omitted pursuant to a request for confidential treatment)(4)

10.8†	Willdan Group, Inc. 2006 Stock Incentive Plan(2)
10.9†	Form of Incentive Stock Option Agreement(2)
10.10†	Form of Non‑Qualified Stock Option Agreement(2)
10.11†	Amended and Restated Willdan Group, Inc. 2006 Employee Stock Purchase Plan(8)
10.12†	Form of Indemnification Agreement between Willdan Group, Inc. and its Directors and Officers(2)
10.13†	Offer Letter from Willdan Group, Inc. to Daniel Chow dated October 29, 2008 and accepted November 9, 2008(9)
10.14†	Employment Agreement, dated as of May 3, 2011 by and between Willdan Group, Inc. and Thomas D. Brisbin(10)
10.15†	Employment Agreement, dated as of May 3, 2011 by and between Willdan Group, Inc. and Marc Tipermas(10)
10.16†	Willdan Group, Inc. 2008 Performance Incentive Plan(11)
10.17

Agreement for Small Business Direct Install Program, dated July 2, 2012, between Consolidated Edison Company of New York, Inc. and Willdan Energy Solutions (portions of this exhibit have been omitted pursuant to a request for confidential treatment)(12)

10.18

First Amendment, dated September 23, 2014, to Agreement for Small Business Direct Install Program, dated July 2, 2012, between Consolidated Edison Company of New York, Inc. and Willdan Energy Solutions (portions of this exhibit have been omitted pursuant to a request for confidential treatment)(13)

10.19†	Employment Agreement, by and between Willdan Group, Inc. and Mike Bieber, dated as of December 17, 2014.(5)
14.1	Code of Ethical Conduct of Willdan Group, Inc.(8)
21.1*	Subsidiaries of Willdan Group, Inc.

Exhibit Number	Exhibit Description
23.1*	Consent of Independent Registered Public Accounting Firm
23.2*	Consent of Independent Registered Public Accounting Firm
24.1*	Power of Attorney (included on signature page hereto)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes‑Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a‑14(a) or 15d‑14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes‑Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to § 906 of the Sarbanes‑Oxley Act of 2002
101

Interactive data files pursuant to Rule 405 of Regulation S‑T: (i) the Consolidated Balance Sheets as of January 1, 2016 and January 2, 2015; (ii) the Consolidated Statements of Operations for each of the fiscal years in the three‑year period ended January 1, 2016; (iii) the Consolidated Statements of Stockholders’ Equity for each of the fiscal years in the three‑year period ended January 1, 2016; (iv) the Consolidated Statement of Cash Flows for each of the fiscal years in the three‑year period ended January 1, 2016; and (v) the Notes to the Consolidated Financial Statements.

Exhibit Number	Exhibit Description

*Filed herewith.

†Indicates a management contract or compensating plan or arrangement.

(1)Incorporated by reference to Willdan Group, Inc.’s Current Report on Form 8‑K, filed with the Securities and Exchange Commission on January 21, 2015.

(2)Incorporated by reference to Willdan Group, Inc.’s Registration Statement on Form S‑1, filed with the Securities and Exchange Commission on August 9, 2006, as amended (File No. 333‑136444).

(3)Incorporated by reference to Willdan Group, Inc.’s Quarterly Report on Form 10‑Q, filed with the Securities and Exchange Commission on August 13, 2009.

(4)Incorporated by reference to Willdan Group, Inc.’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 25, 2014.

(5)Incorporated by reference to Willdan Group, Inc.’s Quarterly Report on Form 10‑Q, filed with the Securities and Exchange Commission on August 7, 2014.

(6)Incorporated by reference to Willdan Group, Inc.’s Current Report on Form 8‑K, filed with the Securities and Exchange Commission on January 7, 2015.

(7)Incorporated by reference to Willdan Group, Inc.’s Current Report on Form 8‑K, filed with the Securities and Exchange Commission on March 3, 2016.

(8)Incorporated by reference to Willdan Group, Inc.’s Annual Report on Form 10‑K, filed with the Securities and Exchange Commission on March 27, 2007.

(9)Incorporated by reference to Willdan Group, Inc.’s Current Report on Form 8‑K, filed with the Securities and Exchange Commission on December 17, 2008.

(10)Incorporated by reference to Willdan Group, Inc.’s Current Report on Form 8‑K, filed with the Securities and Exchange Commission on May 4, 2011.

(11)Incorporated by reference to Willdan Group, Inc.’s Proxy Statement for its 2012 Annual Meeting of Stockholders, filed with the Securities and Exchange Commission on April 18, 2012.

(12)Incorporated by reference to Willdan Group, Inc.’s Quarterly Report on Form 10‑Q, filed with the Securities and Exchange Commission on November 8, 2011.

(13)Incorporated by reference to Willdan Group, Inc.’s Quarterly Report on Form 10‑Q, filed with the Securities and Exchange Commission on November 6, 2014.

SIGNATURES AND CERTIFICATIONS

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10‑K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Anaheim, State of California, on March 15, 2016.

WILLDAN GROUP, INC.

/s/ Stacy B. McLaughlin
Stacy B. McLaughlin
Chief Financial Officer and Vice President
Date: March 15, 2016

KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Stacy McLaughlin his/her attorney‑in‑fact, with the power of substitution, for him/her in any and all capacities, to sign any amendments to this Report on Form 10‑K and to file the same, with Exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney‑in‑fact, or substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas D. Brisbin	Director, President and Chief Executive Officer (chief executive officer)	March 15, 2016
Thomas D. Brisbin

/s/ Stacy B. McLaughlin	Chief Financial Officer and Vice President (chief financial officer and chief accounting officer)	March 15, 2016
Stacy B. McLaughlin

/s/ Win Westfall	Director	March 15, 2016
Win Westfall

/s/ Keith W. Renken	Director	March 15, 2016
Keith W. Renken

/s/ John M. Toups	Director	March 15, 2016
John M. Toups

/s/ Raymond W. Holdsworth	Director	March 15, 2016
Raymond W. Holdsworth

/s/ Douglas J. McEachern	Director	March 15, 2016
Douglas J. McEachern

/s/ Steven A. Cohen	Director	March 15, 2016
Steven A. Cohen

/s/ Mohammad Shahidehpour	Director	March 15, 2016
Mohammad Shahidehpour

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Willdan Group, Inc.:

We have audited the accompanying consolidated balance sheet of Willdan Group, Inc. and subsidiaries as of January 1, 2016, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended January 1, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Willdan Group, Inc. and subsidiaries as of January 1, 2016, and the results of their operations and their cash flows for the year ended January 1, 2016, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 12 to the consolidated financial statements, the Company has adopted on a retrospective basis FASB Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes classifying all deferred tax assets, liabilities and associated valuation allowances as non-current.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Willdan Group Inc.’s internal control over financial reporting as of January 1, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2016 expressed an unqualified opinion on the effectiveness of Willdan Group, Inc.’s internal control over financial reporting.

/s/ KPMG LLP

Irvine, California
March 15, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Willdan Group, Inc.:

We have audited Willdan Group, Inc.’s internal control over financial reporting as of January 1, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Willdan Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Willdan Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 1, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Willdan Group, Inc. and subsidiaries as of January 1, 2016, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended January 1, 2016, and our report dated March 15, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Irvine, California
March 15, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Willdan Group, Inc.

        We have audited the accompanying consolidated balance sheet of Willdan Group, Inc. and subsidiaries (the ‘‘Company’’) as of January 2, 2015, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended January 2, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Willdan Group, Inc. and subsidiaries as of January 2, 2015, and the consolidated results of their operations and their cash flows for each of the two years in the period ended January 2, 2015, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 12 to the consolidated financial statements, the Company changed its method of classifying all deferred tax assets, liabilities and associated valuation allowances as non-current as a result of the adoption on a retrospective basis FASB Accounting Standards Codification resulting from Accounting Standards Update No. 2015-17, “Balance Sheet Classification of Deferred Taxes.” Our opinion is not modified with respect to this matter.

/s/ Ernst & Young LLP

Los Angeles, California

March 31, 2015,

except for Note 12, as to which the date is

March 15, 2016

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	January 1,	January 2,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$16,487,000	$18,173,000
Accounts receivable, net of allowance for doubtful accounts of $760,000 and $662,000 at January 1, 2016 and January 2, 2015, respectively	17,929,000	13,189,000
Costs and estimated earnings in excess of billings on uncompleted contracts	13,840,000	12,170,000
Other receivables	177,000	208,000
Prepaid expenses and other current assets	2,082,000	2,244,000
Total current assets	50,515,000	45,984,000
Equipment and leasehold improvements, net	3,684,000	1,384,000
Goodwill	16,097,000	—
Other intangible assets, net	1,545,000	—
Other assets	504,000	535,000
Deferred income taxes, net	—	1,427,000
Total assets	$72,345,000	$49,330,000
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,561,000	$3,237,000
Accrued liabilities	10,334,000	10,668,000
Contingent consideration payable	1,420,000	—
Billings in excess of costs and estimated earnings on uncompleted contracts	6,218,000	3,863,000
Notes payable	4,039,000	355,000
Capital lease obligations	444,000	324,000
Total current liabilities	28,016,000	18,447,000
Contingent consideration payable	4,305,000	—
Notes payable	1,085,000	—
Capital lease obligations, less current portion	255,000	306,000
Deferred lease obligations	737,000	164,000
Deferred income taxes, net	331,000	—
Total liabilities	34,729,000	18,917,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized; 7,904,000 and 7,635,000 shares issued and outstanding at January 1, 2016 and January 2, 2015, respectively	79,000	76,000
Additional paid-in capital	38,377,000	35,436,000
Accumulated deficit	(840,000)	(5,099,000)
Total stockholders’ equity	37,616,000	30,413,000
Total liabilities and stockholders’ equity	$72,345,000	$49,330,000

See accompanying notes to consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year

	2015	2014	2013

Contract revenue	$135,103,000	$108,080,000	$85,510,000

Direct costs of contract revenue (exclusive of depreciation and amortization shown separately below):
Salaries and wages	31,880,000	28,207,000	24,098,000
Subcontractor services and other direct costs	50,200,000	35,611,000	24,831,000
Total direct costs of contract revenue	82,080,000	63,818,000	48,929,000

General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	25,741,000	21,394,000	20,555,000
Facilities and facility related	4,246,000	4,371,000	4,654,000
Stock-based compensation	777,000	258,000	150,000
Depreciation and amortization	2,072,000	459,000	517,000
Lease abandonment, net	—	9,000	30,000
Other	12,657,000	9,462,000	8,067,000
Total general and administrative expenses	45,493,000	35,953,000	33,973,000
Income from operations	7,530,000	8,309,000	2,608,000

Other (expense) income:
Interest income	—	8,000	10,000
Interest expense	(207,000)	(16,000)	(94,000)
Other, net	18,000	125,000	238,000
Total other (expense) income, net	(189,000)	117,000	154,000
Income before income taxes	7,341,000	8,426,000	2,762,000

Income tax expense (benefit)	3,082,000	(990,000)	132,000
Net income	$4,259,000	$9,416,000	$2,630,000

Earnings per share:
Basic	$0.54	$1.26	$0.36
Diluted	$0.52	$1.22	$0.35

Weighted-average shares outstanding:
Basic	7,834,000	7,488,000	7,355,000
Diluted	8,113,000	7,739,000	7,495,000

See accompanying notes to consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances at December 28, 2012	7,335,000	73,000	34,423,000	(17,145,000)	17,351,000
Shares of common stock issued in connection with employee stock purchase plan	31,000	1,000	72,000	—	73,000
Shares of common stock issued in connection with employee stock option exercise	9,000	—	9,000	—	9,000
Stock-based compensation	—	—	150,000	—	150,000
Net income	—	—	—	2,630,000	2,630,000
Balances at December 27, 2013	7,375,000	74,000	34,654,000	(14,515,000)	20,213,000
Shares of common stock issued in connection with employee stock purchase plan	12,000	—	76,000	—	76,000
Shares of common stock issued in connection with employee stock plans	248,000	2,000	448,000	—	450,000
Stock-based compensation	—	—	258,000	—	258,000
Net income	—	—	—	9,416,000	9,416,000
Balance at January 2, 2015	7,635,000	76,000	35,436,000	(5,099,000)	30,413,000
Shares of common stock issued in connection with employee stock purchase plan	15,000	—	170,000	—	170,000
Shares of common stock issued in connection with employee stock plans	131,000	1,000	511,000	—	512,000
Stock issued to acquire businesses	123,000	2,000	1,483,000	—	1,485,000
Stock-based compensation	—	—	777,000	—	777,000
Net income	—	—	—	4,259,000	4,259,000
Balance at January 1, 2016	7,904,000	$79,000	$38,377,000	$(840,000)	$37,616,000

See accompanying notes to consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year

	2015	2014	2013
Cash flows from operating activities:
Net income	$4,259,000	$9,416,000	$2,630,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,072,000	460,000	585,000
Deferred income taxes	1,758,000	(1,427,000)	—
Lease abandonment expense (recovery), net	(44,000)	9,000	30,000
(Gain) loss on sale of equipment	(37,000)	11,000	(6,000)
Provision for doubtful accounts	659,000	510,000	101,000
Stock-based compensation	777,000	258,000	150,000
Accretion of contingent consideration	547,000	—	—
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts receivable	(4,354,000)	(532,000)	2,216,000
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,180,000)	(2,535,000)	225,000
Other receivables	31,000	4,000	(117,000)
Prepaid expenses and other current assets	203,000	133,000	(595,000)
Other assets	31,000	(202,000)	(26,000)
Accounts payable	1,842,000	(720,000)	(3,026,000)
Accrued liabilities	(1,320,000)	4,860,000	502,000
Billings in excess of costs and estimated earnings on uncompleted contracts	2,285,000	1,616,000	(1,172,000)
Deferred lease obligations	573,000	35,000	(284,000)
Net cash provided by operating activities	8,102,000	11,896,000	1,213,000
Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(2,475,000)	(492,000)	(306,000)
Proceeds from sale of equipment	7,000	5,000	27,000
Cash paid for acquisitions, net of cash acquired	(8,168,000)	—	—
Net cash used in investing activities	(10,636,000)	(487,000)	(279,000)
Cash flows from financing activities:
Payments on notes payable	(2,090,000)	(162,000)	(621,000)
Proceeds from notes payable	2,606,000	—	510,000
Repayments of line of credit	—	—	(3,000,000)
Principal payments on capital lease obligations	(350,000)	(261,000)	(62,000)
Proceeds from stock option exercise	512,000	450,000	9,000
Proceeds from sales of common stock under employee stock purchase plan	170,000	76,000	73,000
Net cash provided by (used in) financing activities	848,000	103,000	(3,091,000)
Net (decrease) increase in cash and cash equivalents	(1,686,000)	11,512,000	(2,157,000)
Cash and cash equivalents at beginning of year	18,173,000	6,661,000	8,818,000
Cash and cash equivalents at end of year	$16,487,000	$18,173,000	$6,661,000
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$203,000	$16,000	$100,000
Income taxes	949,000	134,000	324,000
Supplemental disclosures of noncash investing and financing activities:
Issuance of notes payable related to business acquisitions	$4,250,000	$—	$—
Issuance of common stock related to business acquisitions	1,485,000	—	—
Contingent consideration related to business acquisitions	5,178,000	—	—
Equipment acquired under capital leases	420,000	677,000	87,000

See accompanying notes to consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years 2015, 2014 and 2013

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

Fiscal Years

The Company operates and reports its annual financial results based on 52 or 53-week periods ending on the Friday closest to December 31, with consideration of business days. The Company operates and reports its quarterly financial results based on the 13-week period ending on the Friday closest to March 31, June 30 and September 30 and the 13 or 14-week period ending on the Friday closest to December 31, as applicable, with consideration of business days. Fiscal years 2015 and 2013 contained 52 weeks. Fiscal year 2014 contained 53 weeks. All references to years in the notes to consolidated financial statements represent fiscal years.

Cash, Cash Equivalents and Liquid Investments

All highly liquid investments purchased with a remaining maturity of three months or less are considered to be cash equivalents. Cash and cash equivalents consisted of the following:

	January 1,	January 2,
	2016	2015
BMO Harris Bank Master Control Operating Account	$16,438,000	$18,119,000
Cash on hand in business checking accounts	49,000	54,000
	$16,487,000	$18,173,000

The Company from time to time may be exposed to credit risk with its bank deposits in excess of the FDIC insurance limits and with uninsured money market investments. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Fair Value of Financial Instruments

As of January 1, 2016 and January 2, 2015, the carrying amounts of the Company's cash and cash equivalents, accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, other receivables, prepaid expenses and other current assets, excess of outstanding checks over bank balance, accounts payable, accrued liabilities and billings in excess of costs and estimated earnings on uncompleted contracts, approximate their fair values because of the relatively short period of time between the origination of these instruments and their expected realization or payment. The carrying amounts of debt obligations approximate their fair values since the terms are comparable to terms currently offered by local lending institutions for loans of similar terms to companies with comparable credit risk.

Segment Information

Willdan Group, Inc. (“WGI”) is a holding company with six wholly owned subsidiaries. The Company presents segment information externally consistent with the manner in which the Company’s chief operating decision maker reviews information to assess performance and allocate resources. WGI performs administrative functions on behalf of its subsidiaries, such as treasury, legal, accounting, information systems, human resources and certain business development activities, and earns revenue that is only incidental to the activities of the enterprise. As a result, WGI does not meet the definition of an operating segment. Three of the six WGI subsidiaries are aggregated into one reportable segment as they have similar economic characteristics including the nature of services, the methods used to provide services and the type of customers. The remaining three subsidiaries each comprise separate reporting segments. See Note 13.

Off‑Balance Sheet Arrangements

Other than operating lease commitments, the Company does not have any off‑balance sheet financing arrangements or liabilities. In addition, the Company’s policy is not to enter into derivative instruments, futures or forward contracts. Finally, the Company does not have any majority‑owned subsidiaries or any interests in, or relationships with, any special‑purpose entities that are not included in the consolidated financial statements.

Accounting for Contracts

The Company enters into contracts with its clients that contain various types of pricing provisions, including fixed price, time-and-materials, unit-based and service related provisions. The following table reflects the Company’s four reportable segments and the types of contracts that each most commonly enters into for revenue generating activities.

Types of Contract
Segment	(Revenue Recognition Method)
Energy Efficiency Services	Unit-based and time-and-materials (percentage-of-completion method)
Engineering Services	Time-and-materials, unit-based and fixed price (percentage-of-completion method)
Public Finance Services	Service related contracts (proportional performance method)
Homeland Security Services	Service related contracts (proportional performance method)

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

Retainage is included in accounts receivable in the accompanying consolidated financial statements. Retainage represents the billed amount that is retained by the customer, in accordance with the terms of the contract, generally until performance is substantially complete.  At January 1, 2016 and January 2, 2015, the Company had retained accounts receivable of approximately $748,000 and $700,000, respectively.

General and Administrative Expenses

General and administrative expenses include the costs of the marketing and support staffs, other marketing expenses, management and administrative personnel costs, payroll taxes, bonuses and employee benefits for all of the Company’s employees and the portion of salaries and wages not allocated to direct costs of contract revenue for those employees who provide the Company’s services. General and administrative expenses also include facility costs, depreciation and amortization, professional services, legal and accounting fees and administrative operating costs. Within general and administrative expenses, “Other” includes expenses such as provision for billed or unbilled receivables, professional services, legal and accounting, computer costs, travel and entertainment, marketing costs and acquisition costs. The Company expenses general and administrative costs when incurred.

Leases

All of the Company’s office leases are classified as operating leases and rent expense is included in facilities expense in the accompanying consolidated statements of operations. Some of the lease terms include rent concessions and rent escalation clauses, all of which are taken into account in computing minimum lease payments. Minimum lease payments are recognized on a straight‑line basis over the minimum lease term. The excess of rent expense recognized over the amounts contractually due pursuant to the underlying leases is reflected as a liability in the accompanying consolidated balance sheets. The cost of improvements that the Company makes to the leased office space is capitalized as leasehold improvements. The Company is subject to non‑cancellable leases for offices or portions of offices for which use has ceased. For each of these abandoned leases, the present value of the future lease payments, net of estimated sublease payments, along with any unamortized tenant improvement costs, are recognized as lease abandonment expense in the Company’s consolidated statements of operations with a corresponding liability in the Company’s consolidated balance sheets.

Equipment and Leasehold Improvements

Equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Equipment under capital leases is stated at the present value of the minimum lease payments as of the acquisition date. Depreciation and amortization on equipment are calculated using the straight‑line method over estimated useful lives of two to five years. Leasehold improvements and assets under capital leases are amortized using the straight‑line method over the shorter of estimated useful lives or the term of the related lease.

Following are the estimated useful lives used to calculate depreciation and amortization:

Category	Estimated Useful Life
Furniture and fixtures	5	years
Computer hardware	2	years
Computer software	3	years
Automobiles and trucks	3	years
Field equipment	5	years

Long-lived assets

Long-lived assets, such as equipment, leasehold improvements and purchased intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Goodwill

Goodwill represents the excess of costs over fair value of the assets acquired. We complete our annual testing of goodwill as of the last day of the first month of our fourth fiscal quarter each year to determine whether there is impairment. Goodwill, which has an indefinite useful life, is not amortized, but instead tested for impairment at least annually or more frequently if events and circumstances indicate that the asset might be impaired. Impairment losses for reporting units are recognized to the extent that a reporting unit’s carrying amount exceeds its fair value.

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

Determining probability and estimating claim amounts is highly judgmental. Initial accruals and any subsequent changes in the Company’s estimates could have a material effect on its consolidated financial statements.

Stock Options

The Company accounts for stock options under the fair value recognition provisions of the accounting standard entitled “Compensation—Stock Compensation.” This standard requires the measurement of compensation cost at the grant date, based upon the estimated fair value of the award, and requires amortization of the related expense over the employee’s requisite service period.

Business Combinations

The acquisition method of accounting for business combinations requires the Company to use significant estimates and assumptions, including fair value estimates, as of the business combination date and to refine those estimates as necessary during the measurement period (defined as the period, not to exceed one year, in which the Company may adjust the provisional amounts recognized for a business combination based on new information relating to facts and circumstances that existed as of the acquisition date).

Under the acquisition method of accounting, the Company recognizes separately from goodwill the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in an acquiree, generally at the acquisition date fair value. The Company measures goodwill as of the acquisition date as the excess of consideration transferred, which it also measures at fair value, over the net of the acquisition date amounts of the identifiable assets acquired and liabilities assumed. Costs that the Company incurs to complete the business combination such as investment banking, legal and other professional fees are not considered part of consideration and the Company charges them to other expense as they are incurred.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the financial reporting basis and tax basis of the Company’s assets and liabilities, subject to judgmental assessment of the recoverability of deferred tax assets. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded when it is more likely than not that all or a portion of the deferred tax assets may not be realized. Significant judgment is applied when assessing the need for valuation allowances. Areas of estimation include the Company’s consideration of future taxable income and ongoing prudent and feasible tax planning strategies. Should a change in circumstances lead to a change in judgment about the utilization of deferred tax assets in future years, the Company would adjust the related valuation allowances in the period that the change in circumstances occurs, along with a corresponding increase or charge to income.

During fiscal year 2015, the Company assessed the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. The Company has ultimately determined that it is not more-likely-than-not that the entire California net operating loss will be utilized prior to expiration.  Significant pieces of objective evidence evaluated included our history of utilization of California net operating losses in prior years for each of our subsidiaries, as well as our forecasted amount of net operating loss utilization for certain members of the combined group.  Based on this evaluation, as of January 1, 2016, the Company recorded a valuation allowance in the amount of $73,000 related to California net operating losses.

During the year ended January 2, 2015, management assessed the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. Based on this evaluation, as of January 2, 2015, the Company reversed the $4.6 million valuation allowance on its deferred tax assets.

For acquired business entities, if the Company identifies changes to acquired deferred tax asset valuation allowances or liabilities related to uncertain tax positions during the measurement period and they relate to new information obtained about facts and circumstances that existed as of the acquisition date, those changes are considered a measurement period adjustment and the Company records the offset to goodwill. The Company records all other changes to deferred tax asset valuation allowances and liabilities related to uncertain tax positions in current period income tax expense.

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

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current period presentation.  These reclassifications had no effect on the reported results of operations.

New Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which clarifies existing accounting literature relating to how and when revenue is recognized by an entity. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. In doing so, an entity will need to exercise a greater degree of judgment and make more estimates than under the current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each separate performance obligation. ASU 2014-09 also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. In August 2015, the FASB issued Update 2015-14, which defers the implementation of ASU 2014-09 for one year from the initial effective date.  ASU 2014-09 is effective for public companies for interim and annual reporting periods beginning after December 15, 2017, and is to be applied either retrospectively or using the cumulative effect transition method, with early adoption not permitted. The Company has not yet selected a transition method, and is currently evaluating the impact the adoption of ASU 2014-09 will have on its consolidated financial statements and related disclosures.

In February 2015, the FASB issued Update 2015-02, which amends the consolidation requirements in Accounting Standards Codification 810 and changes the consolidation analysis required under GAAP. The standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, with early adoption permitted. The Company determined that the impact of the new standard on its consolidated financial statements will not be material.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. To simplify presentation of debt issuance costs, this new guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance will become effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years.  The Company has determined the potential impacts of the new standard on its existing debt issuance costs are not material.

In September 2015, the FASB issued Update 2015-16, which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquirer must record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. Update 2015-16 further requires an entity to present separately on the face of the income statement or disclose in the notes, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, with early adoption permitted. The Company has elected early adoption of this standard in fiscal 2015.

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (topic 842). The FASB issued this update to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The updated guidance is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company is evaluating the impact of the adoption of this update on our consolidated financial statements and related disclosures.

A variety of proposed or otherwise potential accounting standards are currently being studied by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, we have not yet determined the effect, if any, that the implementation of such proposed standards would have on our consolidated financial statements.

3. BUSINESS COMBINATIONS

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

Pursuant to the terms of the Stock Purchase Agreement, dated as of January 15, 2015, by and between the Company, WES, Abacus and the selling shareholders of Abacus (the “Abacus Shareholders”), WES will pay the Abacus Shareholders a maximum purchase price of $6.1 million, consisting of (i) $2.5 million in cash which was paid at closing, with the balance of $0.6 million paid after closing, (ii) 75,758 shares of Common Stock, par value $0.01 per share, of the Company (“Common Stock”) with a fair value of $0.9 million which were issued at closing, (iii) $1.25 million aggregate principal amount of promissory notes issued to the Abacus Shareholders at closing and (iv) up to $0.8  million in cash, based on the achievement of certain financial targets by Abacus at the end of the Company’s 2015 and 2016 fiscal years.

Pursuant to the terms of the Asset Purchase Agreement, dated January 15, 2015, by and between the Company, WES and 360 Energy, WES will pay 360 Energy a maximum purchase price of $15.0 million, consisting of (i) $4.9 million in cash which was paid at closing, (ii) 47,348 shares of Common Stock with a fair value of $0.6 million which were issued at closing, (iii) $3.0 million aggregate principal amount of promissory note issued to 360 Energy at closing and (iv) up to $6.5 million in cash, based on the achievement of certain financial targets by WES’s division made up of the assets acquired from, and the former employees of 360 Energy at the end of the Company’s 2015, 2016 and 2017 fiscal years.  The Company also provided a guaranty to 360 Energy which guarantees WES’s obligations under the promissory note issued to 360 Energy.

The fair value of the 75,758 and 47,348 shares of common stock issued as part of the consideration paid for Abacus ($0.9 million) and 360 Energy ($0.6 million) respectively, was determined on the basis of the price of the Company’s common shares on the acquisition date.

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

The acquisitions were accounted for as business combinations in accordance with ASC 805. Under ASC 805, the Company recorded the acquired assets and assumed liabilities at their estimated fair value with the excess allocated to goodwill. Goodwill represents the value the Company expects to achieve through the operational synergies and the expansion of the Company into new markets. The Company estimates that the entire $16.5 million of goodwill resulting from the acquisitions will be tax deductible. Consideration for the acquisitions includes the following:

	360 Energy	Abacus	Economists, LLC	Total

Cash paid	$4,875,000	$3,136,000	$490,000	$8,501,000
Issuance of common stock	571,000	913,000	—	1,484,000
Issuance of notes payable	3,000,000	1,250,000	—	4,250,000
Contingent consideration	4,221,000	589,000	368,000	5,178,000
Total consideration	$12,667,000	$5,888,000	$858,000	$19,413,000

The following table summarizes the amounts for the acquired assets and liabilities recorded at their estimated fair value as of the acquisition date:

	360 Energy	Abacus	Economists, LLC	Total

Cash acquired	$—	$332,000	$—	$332,000
Property, plant and equipment	166,000	78,000	—	244,000
Liabilities	—	(512,000)	—	(512,000)
License to bid	—	308,000	—	308,000
Backlog	158,000	161,000	29,000	348,000
Tradename	669,000	323,000	57,000	1,049,000
Non-compete agreements	860,000	128,000	23,000	1,011,000
Other assets, net	41,000	495,000	—	536,000
Goodwill	10,773,000	4,575,000	749,000	16,097,000
Net assets acquired	$12,667,000	$5,888,000	$858,000	$19,413,000

The acquisition date fair value of the intangible asset relating to tradenames was estimated using discounted cash flows based on the relief from royalty method.  The liabilities assumed were measured based on the estimated costs related to the remediation of an environmental liability associated with one of the construction projects that was acquired on the date of acquisition in accordance with ASC 450.  These assets are deemed to have a finite life. As of January 1, 2016, the Company has contingent consideration payable of $5.7 million related to these acquisitions, which includes $0.5 million of accretion related to the contingent consideration. Contingent consideration is subject to change for each reporting period through settlement. The Company measures the contingent earn-out liabilities at fair value on the date of acquisition and on a recurring basis using significant unobservable inputs classified within Level 3 of the fair value hierarchy. The Company uses a probability-weighted discounted income approach as a valuation technique to convert future estimated cash flows to a single present value amount. The significant unobservable inputs used in the fair value measurements are operating income projections over the earn-out period, and the probability outcome percentages assigned to each scenario. Significant increases or decreases to either of these inputs in isolation would result in a significantly higher or lower liability, with a higher liability capped by the contractual maximum of the contingent earn-out obligation. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate and amount paid will be recorded in earnings.    As of January 1, 2016 the amount recognized for the contingent consideration arrangements was $5.7 million which reflects a change in the estimated timing of the payments.  There were no changes to the ranges of estimated payments or discount rates.

During the fourth quarter of fiscal 2015, the Company obtained further information on the valuation of acquired assets and liabilities assumed and, in accordance with the authoritative guidance for business combinations, recorded purchase price adjustments as of the acquisition date to increase the fair values of intangible assets by $0.4 million and increased accrued liabilities by $0.5 million.   Purchase price adjustments were also recorded to reduce the fair value of contingent consideration payable by $0.9 million. These adjustments to the provisional purchase price allocations decreased goodwill by $0.8 million.

The Company also adjusted its fourth quarter consolidated results of operations and cash flows for the impacts of the adjustments to the provisional purchase price allocations. As a result of the adjustments, net income for the year ended January 1, 2016 increased by $0.2 million and equity as of January 1, 2016 increased by the same amount.

Acquisition related costs of $0.2 million and $0.3 million are included in other general and administrative expense in the consolidated statements of operations for the years ending January 1, 2016 and January 2, 2015, respectively.

The following unaudited pro forma financial information for the twelve months ended January 1, 2016 and January 2, 2015 assumes the acquisitions of Abacus and 360 Energy occurred on December 28, 2013 as follows:

	Year Ended
	January 1,	January 2,
In thousands (except per share data)	2016	2015
Pro forma revenue	$135,576	$130,181

Pro forma income from operations	8,204	12,162
Pro forma net income	$4,759	$12,162

Earnings per share:
Basic	$0.61	$1.62
Diluted	$0.59	$1.57

Weighted average shares outstanding:
Basic	7,834	7,488
Diluted	8,113	7,739

This pro forma supplemental information does not purport to be indicative of what the Company’s operating results would have been had these transactions occurred on December 28, 2013 and may not be indicative of future operating results.

During the fiscal year ended January 1, 2016, the acquisitions of Abacus, 360 Energy and Economist contributed $23.8 million in revenue and $1.3 million of income from operations.

4. GOODWILL AND OTHER INTANGIBLE ASSETS

As of January 1, 2016, the Company had $16.1 million of goodwill, which primarily relates to the Energy Efficiency Services reporting segment and the acquisitions of Abacus and 360 Energy. The Company had no goodwill outstanding as of January 2, 2015.  The changes in the carrying value of goodwill by reporting unit for the twelve months ended January 1, 2016 were as follows:

		Additional	Final
	January 2,	Purchase	Fair Value		January 1,
	2015	Cost	Adjustment	Impairment	2016

Reporting Unit:
Energy Efficiency Solutions	$—	$15,348,000	$—	$—	$15,348,000
Public Finance Services	—	749,000	—	—	749,000
	$—	$16,097,000	$—	$—	$16,097,000

The gross amounts and accumulated amortization of the Company’s acquired identifiable intangible assets with finite useful lives as of January 1, 2016 and January 2, 2015, included in intangible assets, net in the accompanying consolidated balance sheets, were as follows:

	January 1, 2016		January 2, 2015
	Gross	Accumulated	Gross	Accumulated	Amortization
	Amount	Amortization	Amount	Amortization	Period (yrs)
Backlog	$348,000	$340,000	$—	$—	1
Tradename	1,049,000	329,000	—	—	2.5 - 3.5
Non-compete agreements	1,011,000	194,000	—	—	4 - 5
License to bid	308,000	308,000	—	—	1
	$2,716,000	$1,171,000	$—	$—

The Company’s amortization expense for acquired identifiable intangible assets with finite useful lives was $1.2 million for the year ended January 1, 2016, and $0 for the years ended January 2, 2015,  and December 27, 2013 respectively.  Estimated amortization expense for acquired identifiable intangible assets for fiscal 2016 and the succeeding years is as follows:

Fiscal year:
2016	$553,000
2017	475,000
2018	306,000
2019	202,000
2020	9,000
$1,545,000

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

The Company tests its goodwill at least annually for possible impairment. The Company completes its annual testing of goodwill as of the last day of the first month of its fourth fiscal quarter each year to determine whether there is impairment. In addition to the Company’s annual test, it regularly evaluates whether events and circumstances have occurred that may indicate a potential impairment of goodwill.    No impairment was recorded during the years ended January 1, 2016, January 2, 2015 or December 27, 2013.

5. EARNINGS PER SHARE (“EPS”)

Basic EPS is computed by dividing net income available to common stockholders by the weighted‑average number of common shares outstanding. Diluted EPS is computed by dividing net income by the weighted‑average number of common shares outstanding and dilutive potential common shares for the period. Potential common shares include the weighted‑average dilutive effects of outstanding stock options using the treasury stock method.

The following table sets forth the number of weighted‑average shares used to compute basic and diluted EPS:

	Fiscal Year

	2015	2014	2013
Net income	$4,259,000	$9,416,000	$2,630,000
Weighted-average common shares outstanding	7,834,000	7,488,000	7,355,000
Effect of dilutive stock options and restricted stock awards	279,000	251,000	140,000
Weighted-average common stock outstanding-diluted	8,113,000	7,739,000	7,495,000
Earnings per share:
Basic	$0.54	$1.26	$0.36
Diluted	$0.52	$1.22	$0.35

For the fiscal year ended January 1, 2016,  314,500 options were excluded from the calculation of dilutive potential common shares, compared to 251,000 and 459,000 options, for fiscal 2014 and fiscal 2013, respectively. These options were not included in the computation of dilutive potential common shares because the assumed proceeds per share exceeded the average market price per share for the respective periods. Accordingly, the inclusion of these options would have been anti‑dilutive. For periods in which the Company incurs net losses, dilutive potential common shares are excluded as they would be anti‑dilutive.

6. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following at January 1, 2016 and January 2, 2015:

	January 1,	January 2,
	2016	2015
Billed	$17,941,000	$13,151,000
Unbilled	13,840,000	12,170,000
Contract retentions	748,000	700,000
	32,529,000	26,021,000
Allowance for doubtful accounts	(760,000)	(662,000)
	$31,769,000	$25,359,000

The movements in the allowance for doubtful accounts consisted of the following for fiscal years 2015, 2014 and 2013:

	Fiscal Year
	2015	2014	2013
Balance as of the beginning of the year	$662,000	$385,000	$303,000
Provision for doubtful accounts	586,000	486,000	189,000
Write-offs of uncollectible accounts	(488,000)	(209,000)	(107,000)
Recoveries of accounts written off	—	—	—
Balance as of the end of the year	$760,000	$662,000	$385,000

Billed accounts receivable represent amounts billed to clients that have yet to be collected. Unbilled accounts receivable represent revenue recognized but not yet billed pursuant to contract terms or accounts billed after the period end. Substantially all unbilled receivables as of January 1, 2016 and January 2, 2015 are or were expected to be billed and collected within twelve months of such date. Contract retentions represent amounts invoiced to clients where payments have been withheld pending the completion of certain milestones, other contractual conditions or upon the completion of the project. These retention agreements vary from project to project and could be outstanding for several months.

Allowances for doubtful accounts have been determined through specific identification of amounts considered to be uncollectible and potential write‑offs, plus a non‑specific allowance for other amounts for which some potential loss has been determined to be probable based on current and past experience.

As of January 1, 2016,  one client accounted for 15% of outstanding receivables, as compared to 17% of the Company’s outstanding receivables as of January 2, 2015.

7. EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consisted of the following at January 1, 2016 and January 2, 2015:

	January 1,	January 2,
	2016	2015
Furniture and fixtures	$2,270,000	$2,994,000
Computer hardware and software	6,496,000	5,667,000
Leasehold improvements	1,072,000	785,000
Equipment under capital leases	1,266,000	919,000
Automobiles, trucks, and field equipment	984,000	677,000
	12,088,000	11,042,000
Accumulated depreciation and amortization	(8,404,000)	(9,658,000)
Equipment and leasehold improvements, net	$3,684,000	$1,384,000

Included in accumulated depreciation and amortization is $259,000 and $176,000 of amortization expense related to equipment held under capital leases in fiscal years 2015 and 2014, respectively.

8. ACCRUED LIABILITIES

Accrued liabilities consisted of the following at January 1, 2016 and January 2, 2015:

	January 1,	January 2,
	2016	2015
Accrued bonuses	$922,000	$1,450,000
Accrued interest	4,000	—
Paid leave bank	1,710,000	1,404,000
Compensation and payroll taxes	1,494,000	1,371,000
Accrued legal	523,000	556,000
Accrued workers’ compensation insurance	268,000	192,000
Accrued rent	169,000	149,000
Employee withholdings	942,000	637,000
Client deposits	106,000	79,000
Unvouchered accounts payable	3,061,000	4,462,000
Other	1,135,000	368,000
Total accrued liabilities	$10,334,000	$10,668,000

9. EQUITY PLANS

As of January 1, 2016, the Company had two share‑based compensation plans, which are described below. The Company may no longer grant awards under the 2006 Stock Incentive Plan. The compensation expense that has been recognized for stock options issued under these plans was $777,000,  $258,000 and $150,000 for fiscal years 2015,  2014 and 2013, respectively.

2006 STOCK INCENTIVE PLAN

In June 2006, the Company’s board of directors adopted the 2006 Stock Incentive Plan (“2006 Plan”) and it received stockholder approval. The Company re‑submitted the 2006 Plan to its stockholders for post‑IPO approval at the 2007 annual meeting of the stockholders and it was approved. The 2006 Plan will terminate in June 2016 and no additional awards were or will be granted under the 2006 Plan after the Company’s shareholders approved the 2008 Plan (as defined below) in June 2008. The 2006 Plan had 300,000 shares of common stock reserved for issuance to the Company’s directors, executives, officers, employees, consultants and advisors and currently has 168,500 shares of common stock reserved for issuance.  Approximately 70,333 shares that were available for award grant purposes under the 2006 Plan have become available for grant under the 2008 Plan following shareholder approval of the 2008 Plan. Options granted under the 2006 Plan could be “non‑statutory stock options” which expire no more than ten years from the date of grant or “incentive stock options” as defined in Section 422 of the Internal Revenue Code of 1986, as amended. Upon exercise of non‑statutory stock options, the Company is generally entitled to a tax deduction on the exercise of the option for an amount equal to the excess over the exercise price of the fair market value of the shares at the date of exercise. The Company is generally not entitled to any tax deduction on the exercise of an incentive stock option.  Through January 1, 2016, options granted, net of forfeitures and expirations, under the 2006 Plan consisted of 154,000 shares and 6,000 shares for incentive stock options and non‑statutory stock options, respectively.

2008 PERFORMANCE INCENTIVE PLAN

In March 2008, the Company’s board of directors adopted the 2008 Performance Incentive Plan (“2008 Plan”), and it received stockholder approval at the 2008 annual meeting of the stockholders in June 2008. The 2008 Plan will terminate ten years after the board of directors approved it. The 2008 Plan initially had 450,000 shares of common stock reserved for issuance (not counting any shares originally available under the 2006 Plan that “poured over.”) At the 2010 and 2012 annual meetings of the stockholders, the stockholders approved 350,000 and 500,000 share increases, respectively, to the 2008 Plan. The maximum number of shares of the Company’s common stock that may be issued or transferred pursuant to awards under the 2008 Plan can also be increased by any shares subject to stock options granted under the 2006 Plan and outstanding as of June 9, 2008 which expire, or for any reason are cancelled or terminated, after June 9, 2008 without being exercised. The 2008 Plan currently has 239,000 shares of common stock reserved for issuance.  Awards authorized by the 2008 Plan include stock options, stock appreciation rights, restricted stock, stock bonuses, stock units, performance stock, and other share‑based awards. No participant may be granted an option to purchase more than 100,000 shares in any fiscal year. Options generally may not be granted with exercise prices less than fair market value at the date of grant, with vesting provisions and contractual terms determined by the compensation committee of the board of directors on a grant‑by‑grant basis. Options granted under the 2008 Plan may be “nonqualified stock options” or “incentive stock options” as defined in Section 422 of the Internal Revenue Code of 1986, as amended. The maximum term of each option shall be 10 years. Upon exercise of nonqualified stock options, the Company is generally entitled to a tax deduction on the exercise of the option for an amount equal to the excess over the exercise price of the fair market value of the shares at the date of exercise. The Company is generally not entitled to any tax deduction on the exercise of an incentive stock option. For awards other than stock options, the Company is generally entitled to a tax deduction at the time the award holder recognizes income with respect to the award equal to the amount of compensation income recognized by the award holder. Option and other awards provide for accelerated vesting if there is a change in control (as defined in the 2008 Plan) and the outstanding awards are not substituted or assumed in connection with the transaction. Through January 1, 2016, awards granted, net of forfeitures and exercises, under the 2008 Plan consisted of 629,000 shares, 176,000 shares and 38,000 shares for incentive stock options, non‑statutory stock options and restricted stock grants, respectively.

The fair value of each option is calculated using the Black‑Scholes option valuation model that uses the assumptions noted in the following table. Expected volatility is based upon historical volatility of “guideline companies” since the length of time the Company’s shares have been publicly traded is shorter than the expected or contractual term of the options. The expected term of the option, taking into account both the contractual term of the option and the effects of employees’ expected exercise and expected post‑vesting termination behavior is estimated based upon the simplified method. Under this approach, the expected term is presumed to be the mid‑point between the vesting date and the end of the contractual term. The risk‑free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The assumptions are as follows:

	2015			2014			2013
Expected volatility	38%	-	42%	38%	-	40%				40%
Expected dividends			0%			0%				0%
Expected term (in years)			6			6			-	6
Risk-free rate	1.33%	-	1.75%	1.63%	-	1.73%	1.31%	%	-	1.36%

The Company’s restricted stock awards are valued on the closing price of the Company’s common stock on the date of grant and typically vest over a two year period.

Summary of Stock Option Activity

A summary of option activity under the 2006 Plan and 2008 Plan as of January 1, 2016 and changes during the fiscal years ended January 1, 2016, January 2, 2015 and December 27, 2013 is presented below. The intrinsic value of the fully‑vested options is $2,291,000, based on the Company’s closing stock price of $8.38 on January 1, 2016.

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual
	Options	Price	Term (Years)
Outstanding at January 2, 2015	926,000	$5.84	6.44
Granted	165,000	12.33	—
Exercised	(103,000)	3.72	—
Forfeited or expired	(24,000)	3.94	—
Outstanding at January 1, 2016	964,000	$7.22	6.04
Vested at January 1, 2016	624,000	$5.24	4.53
Exercisable at January 1, 2016	624,000	$5.24	4.53

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual
	Options	Price	Term (Years)
Outstanding at December 27, 2013	978,000	$3.95	3.35
Granted	235,000	10.23	—
Exercised	(198,000)	2.24	—
Forfeited or expired	(89,000)	2.57	—
Outstanding at January 2, 2015	926,000	$5.84	6.44
Vested at January 2, 2015	595,000	$4.47	4.92
Exercisable at January 2, 2015	595,000	$4.47	4.92

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual
	Options	Price	Term (Years)
Outstanding at December 28, 2012	992,000	$3.86	6.95
Granted	100,000	3.62	—
Exercised	(9,000)	1.65	—
Forfeited or expired	(105,000)	—	—
Outstanding at December 27, 2013	978,000	$3.95	3.35
Vested at December 27, 2013	796,000	$4.04	7.90
Exercisable at December 27, 2013	796,000	$4.04	7.90

A summary of the status of the Company’s nonvested options and changes in nonvested options during the fiscal years ended January 1, 2016, January 2, 2015 and December 27, 2013, is presented below:

		Weighted-
		Average
		Grant-Date
	Options	Fair Value
Nonvested at January 2, 2015	331,000	$3.37
Granted	165,000	4.92
Vested	(132,000)	3.67
Forfeited	(24,000)	3.94
Nonvested at January 1, 2016	340,000	3.77

		Weighted-
		Average
		Grant-Date
	Options	Fair Value
Nonvested at December 27, 2013	207,000	$3.55
Granted	235,000	4.15
Vested	(108,000)	3.41
Forfeited	(3,000)	3.85
Nonvested at January 2, 2015	331,000	3.37

		Weighted-
		Average
		Grant-Date
	Options	Fair Value
Nonvested at December 28, 2012	293,000	$1.28
Granted	100,000	3.62
Vested	(143,000)	3.17
Forfeited	(43,000)	3.33
Nonvested at December 27, 2013	207,000	3.55

Summary of Restricted Stock Activity

A summary of restricted stock activity under the 2008 Plan as of January 1, 2016 and changes during the fiscal years ended January 1, 2016 and January 2, 2015, is presented below.  The intrinsic value of the fully-vested restricted stock is $354,000 and $144,000, based on the Company’s average grant date price of $13.91 and $7.13 for fiscal 2015 and 2014, respectively.

		Weighted-
		Average
	Restricted Stock	Grant Date Fair Value
Outstanding at January 2, 2015	38,000	$5.74
Awarded	25,000	13.91
Vested	(25,000)	5.05
Forfeited	—	—
Outstanding at January 1, 2016	38,000	$11.66

Outstanding at December 27, 2013	25,000	2.96
Awarded	25,000	7.13
Vested	(12,000)	2.96
Forfeited	—	—
Outstanding at January 2, 2015	38,000	$5.74

The total unrecognized compensation expense related to non-vested stock options and restricted stock grants was $1,280,000 and $322,000, and $422,000 and $142,000 as of January 1, 2016 and January 2, 2015, respectively. That expense is expected to be recognized over a weighted-average period of 2.18 years. There were no options granted that were immediately vested during the fiscal years ended January 1, 2016, January 2, 2015 and December 27, 2013.

AMENDED AND RESTATED 2006 EMPLOYEE STOCK PURCHASE PLAN

The Company adopted its Amended and Restated 2006 Employee Stock Purchase Plan to allow eligible employees the right to purchase shares of common stock, at semi‑annual intervals, with their accumulated payroll deductions. The plan received stockholder approval in June 2006. The Company re‑submitted the plan to its stockholders for post‑IPO approval at the 2007 annual stockholders’ meeting where approval was obtained. A total of 300,000 shares of the Company’s common stock have been reserved for issuance under the plan, with no more than 100,000 shares being issuable in any one calendar year.

The plan has semi‑annual periods beginning on each January 1 and ending on each June 30 and beginning on each July 1 and ending on each December 31. The first offering period commenced on February 10, 2007 and ended on June 30, 2007.

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

The Company’s Amended and Restated 2006 Employee Stock Purchase Plan is a non‑compensatory plan. As a result, stock‑based compensation expense is not recognized in relation to this plan. As of January 1, 2016, there were 66,483 shares available for issuance under the plan.

10. DEBT OBLIGATIONS

Debt obligations, excluding obligations under capital leases (note 11), consist of the following:

	2016	2015
Outstanding borrowings on delayed draw term loan	$1,850,000	$—
Notes payable for 360 Energy Engineers, LLC, 35 month term, bearing interest at 4%, payable in monthly principal and interest installments of $88,752 through November 2017.	2,033,000	—
Notes payable for Abacus, 24 month term, bearing interest at 4%, payable in monthly principal and interest installments of $54,281 through January 2017.	690,000	—
Notes payable for insurance, 11 month term, bearing interest at 2.773%, payable in monthly principal and interest installments of $55,868 through October 2016.	551,000	352,000
Other	—	3,000
	5,124,000	355,000
Less current portion	4,039,000	355,000
Debt obligations, less current portion	$1,085,000	$—

To finance the acquisitions of Abacus and 360 Energy, the Company borrowed $2.0 million under its delayed draw term loan facility pursuant to the BMO Credit Agreement described below. The term loan bears interest at the LIBOR rate plus an applicable margin ranging between 2.25% and 2.75%, set at the LIBOR rate plus 2.50% as of January 1, 2016, and matures on March 24, 2017. Interest on the term loan is payable quarterly, beginning April 13, 2015. Principal on the term loan is payable on the last day of each March, June, September and December in each year, with the amount of each such principal installment equal to: (i) $50,000 on the last day of each March, June, September and December 2016 and (ii) all of the remaining outstanding principal amount on March 24, 2017. The term loan is governed by the terms of the BMO Credit Agreement.

On January 15, 2015, in connection with the completion of the acquisition of Abacus, WES issued promissory notes to Mark Kinzer (the “Kinzer Note”) and Steve Rubbert (the “Rubbert Note” and, together with the Kinzer Note, the “Abacus Notes”). The initial outstanding principal amounts of the Kinzer Note and the Rubbert Note were $625,000 and $625,000, respectively. The Abacus Notes provide for a fixed interest rate of 4% per annum. The Abacus Notes are fully amortizing and payable in equal monthly installments between January 15, 2015 and their January 15, 2017 maturity date.  The Abacus Notes contain events of default provisions customary for documents of this nature. Mr. Kinzer and Mr. Rubbert have entered into a Subordination Agreement, dated as of January 15, 2015, in favor of BMO Harris, pursuant to which any indebtedness under the Abacus Notes is subordinated to any indebtedness under the BMO Credit Agreement. Through January 1, 2016 the Company had made payments of approximately $280,000 on each of the Abacus Notes and as of January 1, 2016, the outstanding balance was $345,000 on each of the Abacus Notes.

On January 15, 2015, in connection with the completion of the acquisition of 360 Energy, WES issued a promissory note to 360 Energy (the “360 Energy Note”). The initial outstanding principal amount of the 360 Energy Note was $3,000,000. The 360 Energy Note provides for a fixed interest rate of 4% per annum. The 360 Energy Note is fully amortizing and payable in equal monthly installments between January 15, 2015 and its January 15, 2018 maturity date. The 360 Energy Note contains events of default provisions customary for documents of this nature. 360 Energy has entered into a Subordination Agreement, dated as of January 15, 2015, in favor of BMO Harris, pursuant to which any indebtedness under the 360 Energy Note is subordinated to any indebtedness under the BMO Credit Agreement. Through January 1, 2016 the Company had made payments of approximately $967,000 on the 360 Energy Note and the outstanding balance was $2,033,000 as of January 1, 2016.

BMO Credit Facility.  On March 24, 2014, the Company and its subsidiaries, as guarantors, entered into a credit agreement (as amended, the “BMO Credit Agreement”) with BMO Harris Bank, N.A., or BMO, that provides for a revolving line of credit of up to $7.5 million, subject to a borrowing base calculation, and a delayed draw term loan facility of up to $3.0 million. The $7.5 million revolving credit facility includes a $5.0 million standby letter of credit sub-facility. As of January 1, 2016, there were no outstanding borrowings under the revolving line of credit and approximately $1.85 million in loans outstanding under the term loan facility and, after considering the BMO Credit Agreement’s borrowing base calculation and debt covenants (each as described below), $7.5 million under the revolving line of credit and $1.15 million under the delayed draw term loan facility were available for borrowing.

The term loan bears interest, at the Company’s option, at (a) the base rate plus an applicable margin ranging between 1.25% and 1.75%, or (b) the LIBOR rate plus an applicable margin ranging between 2.25% and 2.75%. Borrowings under the revolving line of credit bear interest, at the Company’s option, at (a) the base rate plus an applicable margin ranging between 0.75% and 1.25%, or (b) the LIBOR rate plus an applicable margin ranging between 1.75% and 2.25%. The applicable margin is determined based on the Company’s total leverage ratio. Interest on the term loan is payable quarterly, beginning April 13, 2015 and was 3.1% as of January 1, 2016. Principal on the term loan is payable on the last day of each March, June, September, and December in each year, with the amount of each such principal installment equal to: (i) $50,000 on the last day of March, June, September and December 2016, and (ii) all of the remaining outstanding principal amount on March 24, 2017. The term loan is governed by the terms of the BMO Credit Agreement.

 All borrowings under the revolving line of credit are limited to a borrowing base equal to roughly 75% of the eligible accounts receivable plus 50% of the lower of cost or market value of the Company’s eligible inventory, each term as defined in the BMO Credit Agreement. Under the BMO Credit Agreement, as of January 1, 2016, no cash amounts are restricted. The revolving line of credit matures on March 24, 2017 and term loans can be requested at any time prior to February 22, 2017, which would mature March 24, 2017.

Borrowings under the delayed draw term loan facility bear Borrowings under the term loan facility and the revolving line of credit are guaranteed by all of the Company’s subsidiaries (the “Guarantors”) and secured by all of the Company’s and the Guarantors’ accounts receivable and other rights to payment, general intangibles, inventory and equipment. Pursuant to the BMO Credit Agreement, the Company also must pay a fee of up to 0.3% on unused commitments and customary fees on any letters of credit drawn under the facility.

 The BMO Credit Agreement contains customary representations and affirmative covenants, including financial covenants that require the Company to maintain (i) a maximum total leverage ratio, measured as total funded debt (measured as the sum of all obligations for borrowed money, including subordinated debt, plus all capital lease obligations) plus capital leases plus financial letters of credit divided by a trailing twelve month EBITDA (as defined in the BMO Credit Agreement) measured on a rolling basis of not more than 2.25 for the first four fiscal quarters after January 2015, and not more than 2.0 thereafter; (ii) a minimum fixed charge coverage ratio (measured as the sum of EBITDA plus rent expense less unfinanced capital expenditures divided by the sum of rent expense plus principal payments plus cash taxes plus cash interest plus restricted payments plus distributions) of not less than 1.25; and (iii) a minimum tangible net worth of at least the sum of (a) the Company’s tangible net worth as of December 31, 2015, plus (b) 50% of net income (only if positive) for each fiscal quarter ending after February 29, 2016, plus (c) the aggregate proceeds received by the Company from the issuance or sale of equity interests in the Company after February 29, 2016, minus (d) the aggregate dollar amount of stock repurchases after February 29, 2016, plus or minus, as applicable, (e) 80% of any adjustments to tangible net worth of the Company arising as a result of certain acquisitions identified to BMO Harris.

The BMO Credit Agreement also includes customary negative covenants, including (i) restrictions on the incurrence of additional indebtedness by the Company or the Guarantors other than indebtedness existing on the date of the BMO Credit Agreement, (ii) restrictions on the total consideration for all permitted acquisitions (including potential future earn-out obligations) shall not exceed $1.5 million during the term of the agreement and the total consideration for any individual permitted acquisition shall not exceed $750,000 without BMO’s consent, and (iii) limitations on asset sales, mergers and acquisitions. In addition, the credit agreement includes customary events of default. Upon the occurrence of an event of default, the interest rate may be increased by 2.0%, BMO has the option to make any loans then outstanding under the BMO Credit Agreement immediately due and payable, and BMO is no longer obligated to extend further credit to us under the BMO Credit Agreement. As of March 15, 2016, the Company was in compliance with the covenants under the BMO Credit Agreement.

Insurance Premiums. The Company has also financed, from time to time, insurance premiums by entering into unsecured notes payable with insurance companies. During the Company’s annual insurance renewals in the fourth quarter of its fiscal year ended January 1, 2016, the Company elected to finance its insurance premiums for the upcoming fiscal year.  The unpaid balance of the financed premiums totaled $551,000 and $352,000 for fiscal 2015 and 2014, respectively.

11. COMMITMENTS

Leases

The Company is obligated under capital leases for certain furniture and office equipment that expire at various dates through the year 2018.

The Company also leases certain office facilities under non‑cancelable operating leases that expire at various dates through the year 2023.

Future minimum rental payments under capital and non‑cancelable operating leases are summarized as follows:

	Capital	Operating
Fiscal year:
2016	$456,000	2,300,000
2017	190,000	1,925,000
2018	71,000	1,338,000
2019	—	1,035,000
2020	—	558,000
Thereafter	—	1,147,000
Total future minimum lease payments	717,000	$8,303,000
Amount representing interest (at rates ranging from 3.25% to 3.75%)	(18,000)
Present value of net minimum lease payments under capital leases	699,000
Less current portion	444,000
	$255,000

During the fiscal year ended January 2, 2015, the Company moved certain offices to new locations and closed certain virtual offices. As a result of the office closures and relocations, the Company recorded lease abandonment expense, net, of $9,000. This expense includes future rental obligations and other costs associated with the leased space net of the fair value of subleases.

Rent expense and related charges for common area maintenance for all facility operating leases for fiscal years 2015,  2014 and 2013 was approximately $2,842,000,  $3,004,000 and $3,405,000, respectively.

The following is a reconciliation of the liability for lease abandonment expense for fiscal years 2015 and 2014

	Fiscal 2015	Fiscal 2014
Liability for abandoned leases as of beginning of year	$44,000	$122,000
Lease abandonment expense, net	—	9,000
Lease payments on abandoned leases, net of sublease payments	(11,000)	(153,000)
Other	(33,000)	66,000
Liability for abandoned leases as of the end of the year	$—	$44,000

Employee Benefit Plans

The Company has a qualified profit sharing plan (the Plan) pursuant to Code Section 401(a) and qualified cash or deferred arrangement pursuant to Code Section 401(k) covering substantially all employees. Employees may elect to contribute up to 50% of compensation limited to the amount allowed by tax laws. Company contributions are made solely at the discretion of the Company’s board of directors. The Company made matching contributions of approximately $777,000,  $624,000 and $507,000 during fiscal years 2015,  2014 and 2013, respectively.

The Company has a discretionary bonus plan for regional managers, division managers and others as determined by the Company president. Bonuses are awarded if certain financial goals are achieved. The financial goals are not stated in the plan; rather they are judgmentally determined each year. In addition, the board of directors may declare discretionary bonuses to key employees and all employees are eligible for what the Company refers to as the “hot hand” bonus program, which pays awards for outstanding performance. The Company’s compensation committee of the board of directors determines the compensation of the president and chief executive officer. Bonus expense for fiscal years 2015,  2014 and 2013 totaled approximately $1,268,000,  $1,500,000 and $262,000, respectively, of which approximately $922,000 and $1,450,000 is included in accrued liabilities at January 1, 2016 and January 2, 2015, respectively.

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

Included in accrued liabilities in the accompanying consolidated balance sheets related to this obligation is the present value of expected payments for health insurance coverage, $126,000 as of January 1, 2016 and $139,000 as of January 2, 2015.

12. INCOME TAXES

The provision (benefit) for income taxes is comprised of:

	Fiscal Year
	2015	2014	2013
Current federal taxes	$983,000	$274,000	$88,000
Current state taxes	340,000	164,000	44,000
Deferred federal taxes (benefit)	1,295,000	(782,000)	—
Deferred state taxes (benefit)	464,000	(646,000)	—
	$3,082,000	$(990,000)	$132,000

The provision (benefit) for income taxes reconciles to the amounts computed by applying the statutory federal tax rate of 34% to our income (loss) before income taxes. The sources and tax effects of the differences for fiscal years 2015, 2014 and 2013 are as follows:

	2015	2014	2013
Computed “expected” federal income tax expense (benefit)	$2,496,000	$2,864,000	$940,000
Permanent differences	90,000	139,000	93,000
Incentive stock options	205,000	—	—
Energy efficient commercial building deduction	(281,000)	—	—
Current and deferred state income tax expense (benefit), net of federal benefit	482,000	586,000	(19,000)
Change in valuation allowances on deferred tax assets	73,000	(4,576,000)	(897,000)
Other	17,000	(3,000)	15,000
	$3,082,000	$(990,000)	$132,000

Differences between the Company’s effective income tax rate and what would be expected if the federal statutory rate was applied to income before income tax from continuing operations are primarily due to permanent tax adjustments such as incentive stock options which are not deductible for federal or state income tax purposes, energy efficient commercial building deduction, and a valuation allowance adjustment related to state net operating losses not expected to be utilized.

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets and liabilities are as follows:

	January 1,	January 2,	December 27,
	2016	2015	2013
Deferred tax assets:
Accounts receivable allowance	$303,000	$265,000	$156,000
Other accrued liabilities	1,618,000	1,482,000	764,000
Federal and state net operating losses	156,000	244,000	3,157,000
Intangible assets	3,891,000	4,016,000	4,571,000
Other	224,000	409,000	64,000
	6,192,000	6,416,000	8,712,000
Valuation allowance	(73,000)	—	(4,576,000)
Net deferred tax assets	6,119,000	6,416,000	4,136,000
Deferred tax liabilities:
Deferred revenue	(5,510,000)	(4,878,000)	(4,125,000)
Fixed assets	(696,000)	(111,000)	(11,000)
Other	(244,000)	—	—
	(6,450,000)	(4,989,000)	(4,136,000)
Net deferred tax (liability) asset	$(331,000)	$1,427,000	$—

At January 1, 2016, the Company had state operating loss carryovers of $2.8 million. The carryovers expire through 2035.

During 2015 management assessed the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets.  Management has ultimately determined that it is not more-likely-than-not that the entire California net operating loss will be utilized prior to expiration.  Significant pieces of objective evidence evaluated included the Company’s utilization of California net operating losses in prior years for each of its subsidiaries.  Based on this evaluation, as of January 1, 2016, the Company recorded a valuation allowance in the amount of $73,000 related to California net operating losses.  With the exception of the valuation allowance on the California net operating loss carryforward, management believes that it is more likely than not that the deferred tax assets at January 1, 2016 will be realized.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes to simplify the presentation of deferred income taxes. The amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The Company has elected to early adopt ASU 2015-17 as of January 1, 2016 and retrospectively applied ASU 2015-17 to all periods presented. As of January 2, 2015 the Company reclassified $3.1 million of deferred tax liabilities from "Current liabilities" to "Non-current assets" on the Consolidated Balance Sheets.

During the year ended January 2, 2015 management assessed the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. Significant pieces of objective positive evidence evaluated were the cumulative earnings generated over the three-year period ended January 2, 2015 and the Company's strong future earnings projections. Based on this evaluation, as of January 2, 2015, the Company reversed $4.6 million of its valuation allowance.

Management believes that there are no material uncertain tax positions that would impact the accompanying consolidated financial statements. The Company's policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense. As of January 1, 2016 and January 2, 2015, there was no unrecognized tax benefit. The Company may be subject to examination by the Internal Revenue Service for calendar years 2012 through 2015. The Company may also be subject to examination on certain state and local jurisdictions for the years 2011 through 2015.

13. SEGMENT INFORMATION

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

The accounting policies applied to determine the segment information are the same as those described in the summary of significant accounting policies. There were no intersegment sales in any of the three fiscal years ended January 1, 2016. Management evaluates the performance of each segment based upon income or loss from operations before income taxes. Certain segment asset information including expenditures for long‑lived assets has not been presented as it is not reported to or reviewed by the chief operating decision maker. In addition, enterprise‑wide service line contract revenue is not included as it is impracticable to report this information for each group of similar services.

Financial information with respect to the reportable segments and reconciliation to the amounts reported in the Company’s consolidated financial statements follows:

		Energy	Public	Homeland
	Engineering	Efficiency	Finance	Security	Unallocated		Consolidated
	Services	Services	Services	Services	Corporate	Intersegment	Total
Fiscal Year 2015
Contract revenue	$45,997,000	$74,123,000	$11,857,000	$3,126,000	$—	$—	$135,103,000
Depreciation and amortization	359,000	1,525,000	159,000	29,000	—	—	2,072,000
Interest (expense) income	(10,000)	(194,000)	(2,000)	(1,000)	—	—	(207,000)
Segment profit (loss) before income tax expense	4,666,000	2,499,000	1,148,000	418,000	(1,390,000)	—	7,341,000
Income tax (benefit) expense	1,959,000	1,049,000	482,000	176,000	(584,000)	—	3,082,000
Net income (loss)	2,707,000	1,450,000	666,000	242,000	(806,000)	—	4,259,000
Segment assets(1)	13,641,000	34,686,000	5,377,000	894,000	40,877,000	(23,130,000)	72,345,000
Fiscal Year 2014
Contract revenue	$40,783,000	$52,941,000	$10,630,000	$3,726,000	$—	$—	$108,080,000
Depreciation and amortization	191,000	212,000	39,000	18,000	—		459,000
Interest (expense) income	17,000	(33,000)	2,000	(2,000)	—		(16,000)
Segment profit (loss) before income tax expense	4,008,000	4,814,000	661,000	443,000	(1,500,000)	—	8,426,000
Income tax (benefit) expense	(454,000)	(599,000)	(64,000)	(49,000)	176,000	—	(990,000)
Net income (loss)	4,462,000	5,413,000	725,000	492,000	(1,676,000)	—	9,416,000
Segment assets(1)	11,166,000	11,769,000	3,944,000	708,000	44,873,000	(23,130,000)	49,330,000
Fiscal Year 2013
Contract revenue	$35,217,000	$36,041,000	$9,845,000	$4,407,000	$—	$—	$85,510,000
Depreciation and amortization	214,000	223,000	41,000	39,000	—	—	517,000
Interest (expense) income	(68,000)	(25,000)	(3,000)	2,000	—	—	(94,000)
Segment profit before income tax expense	1,125,000	710,000	535,000	392,000	—	—	2,762,000
Income tax expense (benefit)	53,000	45,000	17,000	17,000	—	—	132,000
Net income	1,072,000	665,000	518,000	375,000	—	—	2,630,000
Segment assets(1)	10,436,000	10,305,000	3,528,000	1,406,000	35,692,000	(23,130,000)	38,237,000

(1)	Segment assets are presented net of intercompany receivables.
(2)

The following sets forth the assets that are included in Unallocated Corporate as of January 1, 2016, January 2, 2015 and December 27, 2013.

	2015	2014	2013
Assets:
Cash and cash equivalents	$14,385,000	$20,371,000	$7,341,000
Prepaid expenses	758,000	1,404,000	1,206,000
Intercompany receivables	82,845,000	85,259,000	114,800,000
Other receivables	49,000	19,000	73,000
Equipment and leasehold improvements, net	2,231,000	440,000	177,000
Investments in subsidiaries	23,130,000	23,130,000	23,130,000
Other	53,000	4,640,000	3,765,000
	$123,451,000	$135,263,000	$150,492,000

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

City of Glendale v. Willdan Financial Services, Superior Court of California, Los Angeles County

A complaint was filed against the Company on July 16, 2014 relating to a project performed by Willdan Financial Services to prepare a Cost of Services Analysis (a “COSA”) for the Department of Water and Power of the City of Glendale, California (the “City of Glendale”).  The purpose of the COSA was to assist the City of Glendale in setting water rates for property owners.  The lawsuit alleges that the City of Glendale suffered damages due to mistakes in the COSA, as follows: the City of Glendale received less revenue than anticipated in an amount exceeding $9,000,000; the City of Glendale was required to retain another consultant to prepare a new COSA at the cost of $130,000; and the City of Glendale incurred costs associated with noticing and conducting public hearings at a cost of $83,052.  The Company denies the allegations asserted in the lawsuit and will vigorously defend against the claims.  Additionally, this matter is covered under the Company’s professional liability insurance policy which has limits of $5,000,000 per claim and $10,000,000 annual aggregate.

15. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The tables below reflect selected quarterly information for the fiscal years ended January 1, 2016 and January 2, 2015.

	Fiscal Three Months Ended
	April 3,	July 3,	October 2,	January 1,
	2015	2015	2015	2016
	(in thousands except per share amounts)
Contract revenue	$33,297	$36,773	$33,511	$31,522
Income from operations	2,629	2,804	1,641	456
Income tax expense	1,138	1,108	626	210
Net income	1,495	1,602	782	380
Earnings per share:
Basic	$0.19	$0.20	$0.10	$0.05
Diluted	$0.18	$0.20	$0.10	$0.05
Weighted-average shares outstanding:
Basic	7,765	7,824	7,862	7,888
Diluted	8,103	8,136	8,102	8,132

	Fiscal Three Months Ended
	March 28,	June 27,	September 26,	January 2,
	2014	2014	2014	2015
	(in thousands except per share amounts)
Contract revenue	$22,686	$26,970	$28,187	$30,237
Income from operations	1,312	1,941	2,651	2,405
Income tax expense (benefit)	44	64	(1,464)	366
Net income	1,315	1,893	4,161	2,047
Earnings per share:
Basic	$0.18	$0.26	$0.55	$0.27
Diluted	$0.17	$0.25	$0.53	$0.26
Weighted-average shares outstanding:
Basic	7,397	7,405	7,507	7,618
Diluted	7,609	7,661	7,855	7,986

In the fourth quarter of fiscal 2015, the Company recorded measurement period adjustments for changes in its acquisition accounting (see Note 3). Included in these adjustments is a decrease in direct costs of contract revenue related to the identification of a pre-existing liability as of the acquisition date of $512,000 that should have been recorded in the second quarter.

16.  SUBSEQUENT EVENTS

Acquisition of Genesys Engineering P.C. On March 4, 2016, following the Company’s acquisitions in January 2015 of Abacus Resource Management and 360 Energy Engineers, LLC, the Company and the Company’s wholly-owned subsidiary, Willdan Energy Solutions (“WES”) acquired substantially all of the assets of Genesys Engineering P.C. (“Genesys”) and assumed certain specified liabilities of Genesys (collectively, the “Purchase”) pursuant to an Asset Purchase and Merger Agreement, dated as of February 26, 2016 (the “Agreement”), by and among the Company, WES, WESGEN (as defined below), Genesys and Ronald W. Mineo (“Mineo”) and Robert J. Braun (“Braun” and, together with Mineo, the “Genesys Shareholders”). On March 5, 2016, pursuant to the terms of the Agreement, WESGEN, Inc., a non-affiliated corporation (“WESGEN”), merged (the “Merger” and, together with the Purchase, the “Acquisition”) with Genesys, with Genesys remaining as the surviving corporation.

Pursuant to the terms of the Agreement, WES or WESGEN, as applicable, paid the Genesys Shareholders an aggregate purchase price (the “Purchase Price”) of approximately $12.6 million, subject to post closing working capital and tax adjustments. The Purchase Price consists of (i) $6.0 million in cash, payable at closing, (ii) 255,808 shares of Common Stock, par value $0.01 per share, of the Company (the “Common Stock”), equaling $2.0 million based on the volume-weighted average price of shares of the Common Stock for the ten trading days immediately prior to, but not including, February 26, 2016, and (iii) $4.6 million in cash, payable in twenty-four (24) equal monthly installments beginning on March 26, 2016 (the “Installment Payments”).  Until the third anniversary of the Closing Date (the “Closing Date”), the Genesys Shareholders will be prohibited from transferring or disposing of any Common Stock received in connection with the Acquisition.

The Agreement contains customary representations and warranties regarding the Company, WES, WESGEN, Genesys and the Genesys Shareholders, indemnification provisions and other provisions customary for transactions of this nature. Pursuant to the terms of the Agreement, the Company and WES also provided guarantees to the Genesys Shareholders which guarantee certain of WESGEN’s and Genesys’ obligations under the Agreement, including the Installment Payments.

The Company used cash on hand to pay the $6.0 million initial purchase price.

Genesys continues to be a professional corporation organized under the laws of the State of New York, wholly-owned by one or more licensed engineers. Pursuant to New York law, the Company does not own capital stock of Genesys. The Company has entered into an agreement with the post-Closing Date owners of Genesys pursuant to which such owners will be prohibited from selling, transferring or encumbering their ownership interest in Genesys without the Company’s consent. Notwithstanding the Company’s rights regarding the transfer of Genesys’ stock, the Company does not have control over the professional decision making of Genesys. The Company has entered into an administrative services agreement with Genesys pursuant to which WES will provide Genesys with ongoing administrative, operational and other non-professional support services.

Amendment to Credit Facility.  On February 26, 2016, the Company and the Company’s subsidiaries, as guarantors, entered into the Third Amendment (the “Third Amendment”) to the Credit Agreement and Consent (as amended, the “BMO Credit Agreement”), dated as of March 24, 2014, by and between the Company, the guarantors listed therein, and BMO Harris Bank National Association (“BMO Harris”). The BMO Credit Agreement governs the Company’s credit facility that includes a revolving line of credit and a delayed draw term loan facility.

The Third Amendment revised the BMO Credit Agreement to, among other things, extend the maturity date of the BMO Credit Agreement from March 24, 2016 to March 24, 2017, to permit the Acquisition and the Installment Payments and to add Genesys as a guarantor under the BMO Credit Agreement upon the closing of the Merger.

The Third Amendment also permits the Company to repurchase up to $7.0 million of shares of Common Stock under certain conditions, including that, at the time of any such repurchase, (a) the Company has at least $7.0 million of unrestricted cash (or undrawn availability under the Company’s revolving credit facility), (b) the aggregate amount of all repurchases to the date of such repurchase be less than $7.0 million and (c) no default exists or would arise under the BMO Credit Agreement after giving effect to such repurchase.

The Third Amendment also revised certain covenants in the BMO Credit Agreement. As a result of the Third Amendment, the Company must maintain a minimum tangible net worth (as defined in the Third Amendment) of at least the sum of (a) the Company’s tangible net worth as of December 31, 2015, plus (b) 50% of net income (only if positive) for each fiscal quarter ending after the effectiveness of the Third Amendment, plus (c) the aggregate proceeds received by the Company from the issuance or sale of equity interests in the Company, minus (d) the aggregate dollar amount of stock repurchases after the effectiveness of the Third Amendment, plus or minus, as applicable, (e) 80% of any adjustments to tangible net worth of the Company arising as a result of the consummation of the Acquisition or certain other acquisitions identified to BMO Harris. Pursuant to the terms of the Third Amendment, the Company’s ability to incur permitted indebtedness was also (i) decreased for notes to sellers of acquired businesses from $4.25 million to $4.15 million and (ii) increased for cash earn out, performance payments or similar obligations relating to acquisitions permitted by the BMO Credit Agreement from $7.9 million to $10.5 million. The Third Amendment also allows the Company to incur permitted indebtedness relating to the Installment Payments up to a maximum of $4.6 million and subject to other conditions.

As of March 15, 2016, there are no outstanding borrowings under the revolving line of credit and all $7.5 million remain available for borrowing.