Form 10-Q
period 2016-04-01
Willdan Group, Inc.
filed 2016-05-06
CIK 1370450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2016

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of May 5, 2016, there were 8,199,494 shares of common stock, $0.01 par value per share, of Willdan Group, Inc. issued and outstanding.

WILLDAN GROUP, INC.

FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	April 1,	January 1,
	2016	2016
Assets
Current assets:
Cash and cash equivalents	$4,839,000	$16,487,000
Accounts receivable, net of allowance for doubtful accounts of $786,000 and $760,000 at April 1, 2016 and January 1, 2016, respectively	34,250,000	17,929,000
Costs and estimated earnings in excess of billings on uncompleted contracts	17,162,000	13,840,000
Other receivables	1,080,000	177,000
Prepaid expenses and other current assets	2,318,000	2,082,000
Total current assets	59,649,000	50,515,000
Equipment and leasehold improvements, net	3,816,000	3,684,000
Goodwill	25,088,000	16,097,000
Other intangible assets, net	4,301,000	1,545,000
Other assets	528,000	504,000
Total assets	$93,382,000	$72,345,000
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,553,000	$5,561,000
Accrued liabilities	9,858,000	10,334,000
Contingent consideration payable	1,420,000	1,420,000
Billings in excess of costs and estimated earnings on uncompleted contracts	8,628,000	6,218,000
Notes payable	5,878,000	4,039,000
Capital lease obligations	419,000	444,000
Total current liabilities	42,756,000	28,016,000
Contingent consideration payable	4,277,000	4,305,000
Notes payable	2,876,000	1,085,000
Capital lease obligations, less current portion	210,000	255,000
Deferred lease obligations	769,000	737,000
Deferred income taxes, net	1,203,000	331,000
Total liabilities	52,091,000	34,729,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized; 8,194,000 and 7,904,000 shares issued and outstanding at April 1, 2016 and January 1, 2016, respectively	81,000	79,000
Additional paid-in capital	40,972,000	38,377,000
Retained earnings (accumulated deficit)	238,000	(840,000)
Total stockholders’ equity	41,291,000	37,616,000
Total liabilities and stockholders’ equity	$93,382,000	$72,345,000

See accompanying notes to condensed consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	April 1,	April 3,
	2016	2015

Contract revenue	$33,915,000	$33,297,000

Direct costs of contract revenue (exclusive of depreciation and amortization shown separately below):
Salaries and wages	8,534,000	7,985,000
Subcontractor services and other direct costs	11,733,000	11,821,000
Total direct costs of contract revenue	20,267,000	19,806,000

General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	6,761,000	6,641,000
Facilities and facility related	1,110,000	1,048,000
Stock-based compensation	207,000	124,000
Depreciation and amortization	610,000	429,000
Other	3,122,000	2,620,000
Total general and administrative expenses	11,810,000	10,862,000
Income from operations	1,838,000	2,629,000

Other (expense) income:
Interest income	—	1,000
Interest expense	(50,000)	(51,000)
Other, net	1,000	54,000
Total other (expense) income, net	(49,000)	4,000
Income before income taxes	1,789,000	2,633,000

Income tax expense	711,000	1,138,000
Net income	$1,078,000	$1,495,000

Earnings per share:
Basic	$0.13	$0.19
Diluted	$0.13	$0.18

Weighted-average shares outstanding:
Basic	7,996,000	7,765,000
Diluted	8,244,000	8,103,000

See accompanying notes to condensed consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

`

			Additional
	Common Stock		Paid-in	Retained Earnings
	Shares	Amount	Capital	(Accumulated Deficit)	Total
Balance at January 1, 2016	7,904,000	79,000	38,377,000	(840,000)	37,616,000
Shares of common stock issued in connection with employee stock purchase plan	14,000	—	113,000	—	113,000
Shares of common stock issued in connection with employee stock option exercise	20,000	—	47,000	—	47,000
Stock issued to acquire business	256,000	2,000	2,228,000	—	2,230,000
Stock-based compensation	—	—	207,000	—	207,000
Net income	—	—	—	1,078,000	1,078,000
Balance at April 1, 2016	8,194,000	$81,000	$40,972,000	$238,000	$41,291,000

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	April 1,	April 3,
	2016	2015
Cash flows from operating activities:
Net income	$1,078,000	$1,495,000
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	610,000	429,000
Deferred income taxes	269,000	476,000
(Gain) on sale of equipment	—	(5,000)
Provision for doubtful accounts	31,000	226,000
Stock-based compensation	207,000	124,000
Accretion of contingent consideration	(28,000)	—
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts receivable	(2,259,000)	(3,052,000)
Costs and estimated earnings in excess of billings on uncompleted contracts	(2,231,000)	(2,870,000)
Other receivables	(20,000)	(4,000)
Prepaid expenses and other current assets	(236,000)	(46,000)
Other assets	10,000	(372,000)
Accounts payable	(636,000)	1,523,000
Accrued liabilities	(864,000)	(1,358,000)
Billings in excess of costs and estimated earnings on uncompleted contracts	2,410,000	1,063,000
Deferred lease obligations	32,000	63,000
Net cash used in operating activities	(1,627,000)	(2,308,000)
Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(257,000)	(211,000)
Cash paid for acquisitions, net of cash acquired	(8,857,000)	(7,043,000)
Net cash used in investing activities	(9,114,000)	(7,254,000)
Cash flows from financing activities:
Payments on notes payable	(939,000)	(491,000)
Proceeds from notes payable	—	1,950,000
Principal payments on capital lease obligations	(128,000)	(55,000)
Proceeds from stock option exercise	47,000	111,000
Proceeds from sales of common stock under employee stock purchase plan	113,000	78,000
Net cash (used in) provided by financing activities	(907,000)	1,593,000
Net decrease in cash and cash equivalents	(11,648,000)	(7,969,000)
Cash and cash equivalents at beginning of period	16,487,000	18,173,000
Cash and cash equivalents at end of period	$4,839,000	$10,204,000
Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$49,000	$48,000
Income taxes	686,000	362,000
Supplemental disclosures of noncash investing and financing activities:
Issuance of notes payable related to business acquisitions	$4,569,000	4,250,000
Issuance of common stock related to business acquisitions	2,230,000	1,485,000
Contingent consideration related to business acquisitions	—	5,742,000
Other receivable for working capital adjustment	884,000	—

See accompanying notes to condensed consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 1, 2016
(Unaudited)

1.BASIS OF PRESENTATION, ORGANIZATION AND OPERATIONS OF THE COMPANY

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments, which consist of only normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the consolidated results for the interim periods presented.  The Company operates and reports its quarterly financial results based on the 13-week period ending on the Friday closest to March 31, June 30 and September 30 and the 13 or 14-week period ending on the Friday closest to December 31, as applicable, with consideration of business days.  Results for the interim periods are not necessarily indicative of results for the full year. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  The consolidated financial statements should be read in conjunction with Willdan Group, Inc.’s 2015 Annual Report on Form 10-K filed on March 15, 2016.

Nature of Business

Willdan Group, Inc. and subsidiaries (“Willdan Group” or the “Company”) is a provider of professional technical and consulting services, including comprehensive energy efficiency solutions, for utilities, private industry, and public agencies at all levels of government, primarily in California and New York.  The Company also has operations in Arizona, Colorado, Florida, Illinois, Kansas, Oregon, Texas, Washington and Washington, D.C.  The Company enables its clients to provide a wide range of specialized services without having to incur and maintain the overhead necessary to develop staffing in-house.  The Company provides a broad range of complementary services including energy efficiency, engineering and planning, economic and financial consulting, and national preparedness and interoperability. The Company’s clients primarily consist of public and governmental agencies, including cities, counties, public utilities, redevelopment agencies, water districts, school districts and universities, state agencies, federal agencies, a variety of other special districts and agencies, private utilities and industry and tribal governments.

Principles of Consolidation

The consolidated financial statements include the accounts of Willdan Group, Inc. and its wholly-owned subsidiaries, Willdan Energy Solutions, Willdan Engineering, Public Agency Resources, Willdan Financial Services and Willdan Homeland Solutions and their respective subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Revenue on fixed price contracts is recognized on the percentage-of-completion method based generally on the ratio of direct costs (primarily exclusive of depreciation and amortization costs) incurred to date to estimated total direct costs at completion. Revenue on time-and-materials and unit-based contracts is recognized as the work is performed in accordance with the specific terms of the contract. The Company recognizes revenues for time-and-material contracts based upon the actual hours incurred during a reporting period at contractually agreed upon rates per hour and also includes in revenue all reimbursable costs incurred during a reporting period for which the Company has risk or on which the fee was based at the time of bid or negotiation. Certain of the Company’s time-and-material contracts are subject to maximum contract values and, accordingly, revenue under these contracts is generally recognized under the percentage-of-completion method, consistent with fixed priced contracts. Revenue on contracts that are not subject to maximum contract values is recognized based on the actual number of hours the Company spends on the projects plus any actual out-of-pocket costs of materials and other direct incidental expenditures that the Company incurs on the projects. In addition, revenue from overhead percentage recoveries and earned fees are included in revenue. Revenue is recognized as the related costs are incurred. For unit-based contracts, the Company recognizes the contract price of units of a basic production product as revenue when the production product is delivered during a period. Revenue for amounts that have been billed but not earned is deferred and such deferred revenue is referred to as billings in excess of costs and estimated earnings on uncompleted contracts in the accompanying condensed consolidated balance sheets.

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

Retainage is included in accounts receivable in the accompanying consolidated financial statements. Retainage represents the billed amount that is retained by the customer, in accordance with the terms of the contract, generally until performance is substantially complete.  At April 1, 2016 and January 1, 2016, the Company had retained accounts receivable of approximately $3.8 million and $748,000, respectively.

Goodwill

Goodwill represents the excess of costs over the fair value of the assets acquired. Goodwill, which has an indefinite useful life, is not amortized, but instead tested for impairment at least annually or more frequently if events and circumstances indicate that the asset might be impaired.

The Company tests goodwill at least annually for possible impairment. The Company completes annual testing of goodwill as of the last day of the first month of its fourth fiscal quarter each year to evaluate possible impairment. In addition to the annual test, the Company regularly evaluates whether events and circumstances have occurred that may indicate a potential impairment of goodwill. As of April 1, 2016, the Company had $25.1 million of goodwill, which primarily relates to its Energy Efficiency Services reporting segment and the acquisition of the assets of Genesys and the acquisitions of Abacus and 360 Energy and also relates to its Public Finance Services reporting segment and the acquisition of Economists.com, LLC.

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

Inherent in such fair value determinations are significant judgments and estimates, including but not limited to assumptions about future revenue, profitability and cash flows, operational plans and interpretation of current economic indicators and market valuations. To the extent these assumptions are incorrect or economic conditions that would impact the future operations of the reporting units change, any goodwill may be deemed to be impaired, and an impairment charge could result in a material adverse effect on the financial position or results of operations.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash, cash equivalents, accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, other receivables, prepaid expenses and other current assets, accounts payable, accrued liabilities and billings in excess of costs and estimated earnings on uncompleted contracts, and approximate their fair values because of the relatively short period of time between the origination of these instruments and their expected realization or payment. The carrying amounts of debt obligations approximate their fair values since the terms are comparable to terms currently offered by local lending institutions for loans of similar terms to companies with comparable credit risk.

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

Liquidity

The Company had $4.8 million of cash and cash equivalents as of April 1, 2016. The Company’s primary source of liquidity is cash generated from operations. The Company also has a revolving line of credit with BMO Harris Bank, National Association (“BMO”), which matures on March 24, 2017 (see Note 7). The Company believes that its cash and cash equivalents on hand, cash generated by operating activities and funds available under its line of credit (if needed and if available) will be sufficient to finance its operating activities for at least the next 12 months.

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current period presentation.  These reclassifications had no effect on the reported results of operations.

Recent Accounting Pronouncements

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which clarifies existing accounting literature relating to how and when revenue is recognized by an entity. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. In doing so, an entity will need to exercise a greater degree of judgment and make more estimates than under the current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each separate performance obligation. ASU 2014-09 also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. In August 2015, the FASB issued Update 2015-14, which deferred the implementation of ASU 2014-09 for one year from the initial effective date.  ASU 2014-09 is effective for public companies for interim and annual reporting periods beginning after December 15, 2017, and is to be applied either retrospectively or using the cumulative effect transition method, with early adoption not permitted. The Company has not yet selected a transition method, and is currently evaluating the impact the adoption of ASU 2014-09 will have on its consolidated financial statements and related disclosures.

Consolidations

In February 2015, the FASB issued Update 2015-02, which amends the consolidation requirements in Accounting Standards Codification 810 and changes the consolidation analysis required under GAAP. The standard became effective for the Company on January 2, 2016. The impact of the new standard on the Company’s consolidated financial statements was not material.

Debt Issuance Costs

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. To simplify presentation of debt issuance costs, this new guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance became effective for the Company on January 2, 2016 and will not have an impact on the consolidated financial statement.

Provisional Adjustments Recognized in Business Combinations

In September 2015, the FASB issued Update 2015-16, which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquirer must record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. Update 2015-16 further requires an entity to present separately on the face of the income statement or disclose in the notes, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The Company elected early adoption of this standard in fiscal 2015.

Income Taxes

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes to simplify the presentation of deferred income taxes. The amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The Company elected to early adopt ASU 2015-17 as of January 1, 2016.

Leases

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (Topic 842). The FASB issued this update to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The updated guidance is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company is evaluating the impact of the adoption of this update on its consolidated financial statements and related disclosures.

Stock Compensation

On March 30, 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which amends the current stock compensation guidance. The amendments simplify the accounting for the taxes related to stock based compensation, including adjustments to how excess tax benefits and a company's payments for tax withholdings should be classified. The standard is effective for fiscal periods beginning after December 15, 2016, with early adoption permitted. The Company has elected to early adopt ASU 2016-09 which resulted in decrease to tax expense of approximately $3,000 for the quarter ended April 1, 2016.

Proposed Accounting Standards

A variety of proposed or otherwise potential accounting standards are currently being studied by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, the Company has not yet determined the effect, if any, that the implementation of such proposed standards would have on its consolidated financial statements.

2.BUSINESS COMBINATIONS

On March 4, 2016, the Company and the Company’s wholly-owned subsidiary, Willdan Energy Solutions (“WES”) acquired substantially all of the assets of Genesys Engineering P.C. (“Genesys”) and assumed certain specified liabilities of Genesys (collectively, the “Purchase”) pursuant to an Asset Purchase and Merger Agreement, dated as of February 26, 2016 (the “Agreement”), by and among the Company, WES, WESGEN (as defined below), Genesys and Ronald W. Mineo (“Mineo”) and Robert J. Braun (“Braun” and, together with Mineo, the “Genesys Shareholders”). On March 5, 2016, pursuant to the terms of the Agreement, WESGEN, Inc., a non-affiliated corporation (“WESGEN”), merged (the “Merger” and, together with the Purchase, the “Acquisition”) with Genesys, with Genesys remaining as the surviving corporation.  Genesys was acquired to strengthen our power engineering capability in the northeastern U.S., and also to increase client exposure and experience with universities.

Pursuant to the terms of the Agreement, WES or WESGEN, as applicable, paid the Genesys Shareholders an aggregate purchase price (the “Purchase Price”) of approximately $14.8 million, including post-closing working capital and tax adjustments. The Purchase Price consisted of (i) $6.0 million in cash, paid at closing, and $2.9 million paid in cash after closing for working capital and tax adjustments, (ii) a $0.9 million receivable payable to WES for working capital adjustments, (iii) 255,808 shares of Common Stock, par value $0.01 per share, of the Company (the “Common Stock”), with a fair value of $2.2 million based on the volume-weighted average price of shares of the Common Stock for the ten trading days immediately prior to, but not including, February 26, 2016, and (iv) $4.6 million in cash, payable in twenty-four (24) equal monthly installments beginning on March 26, 2016 (the “Installment Payments”).  Until the third anniversary of the Closing Date (the “Closing Date”), the Genesys Shareholders are prohibited from transferring or disposing of any Common Stock received in connection with the Acquisition.

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

The Company used cash on hand to pay the $8.9 million due to the Genesys Shareholders.

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

The acquisition was accounted for as business combinations in accordance with ASC 805. Under ASC 805, the Company recorded the acquired assets and assumed liabilities at their estimated fair value with the excess allocated to goodwill. Goodwill represents the value the Company expects to achieve through the operational synergies and the expansion of the Company into new markets. The Company estimates that the entire $9.0 million of goodwill resulting from the acquisition will be tax deductible. Consideration for the acquisition includes the following:

Genesys

Cash paid	$8,857,000
Other receivable for working capital adjustment	(884,000)
Issuance of common stock	2,230,000
Deferred purchase price, payable in 24 monthly installments	4,569,000
Total consideration	$14,772,000

The following table summarizes the preliminary amounts for the acquired assets recorded at their estimated fair value as of the acquisition date:

Genesys

Current assets	$15,185,000
Non-current assets	36,000
Cash	101,000
Property, plant and equipment	117,000
Liabilities	(12,726,000)
Customer relationships	835,000
Backlog	700,000
Tradename	673,000
Non-compete agreements	860,000
Goodwill	8,991,000
Net assets acquired	$14,772,000

As of April 1, 2016, the Company had not completed its final estimate of fair value of the assets acquired and liabilities assumed due to the timing of such transactions and incomplete information necessary to finalize such estimates of fair value. Accordingly, the Company has preliminarily estimated the fair values of the assets acquired and the liabilities assumed.  The Company will finalize the fair value estimates within twelve months of the acquisition date.

The acquisition date fair value of the intangible assets were preliminarily estimated using comparable values ascribed in other recent transactions as well as taking into account Genesys’ market position in their respective market. These assets are deemed to have a finite life.

The following unaudited pro forma financial information for the three months ended April 1, 2016 and April 3, 2015 assumes the acquisition of the assets of Genesys occurred on January 2, 2015 as follows:

	Three Months Ended
	April 1,	April 3,
In thousands (except per share data)	2016	2015
Pro forma revenue	$42,727	$38,931

Pro forma income from operations	$2,659	$2,721
Pro forma net income	1,602	1,545

This pro forma supplemental information does not purport to be indicative of what the company’s operating results would have been had these transactions occurred on January 2, 2015 and may not be indicative of future operating results.

During the three months ended April 1, 2016, the acquisition of the assets of Genesys contributed $3.9 million in revenue and $0.3 million of income from operations.

3.GOODWILL AND OTHER INTANGIBLE ASSETS

As of April 1, 2016, the Company had $25.1 million of goodwill, which primarily relates to the Energy Efficiency Services reporting segment and the acquisition of the assets of Genesys and the acquisitions of Abacus and 360 Energy and also relates to the Public Finance Services reporting segment and the acquisition of Economists LLC. The changes in the carrying value of goodwill by reporting unit for the three months ended April 1, 2016 were as follows:

	January 1,		April 1,
	2016	Additions	2016
Reporting Unit:
Energy Efficiency Services	$15,348,000	$8,991,000	$24,339,000
Financial Services	749,000	—	749,000

	$16,097,000	$8,991,000	$25,088,000

The gross amounts and accumulated amortization of the Company’s acquired identifiable intangible assets with finite useful lives as of April 1, 2016 included in intangible assets, net in the accompanying condensed consolidated balance sheets, were as follows:

	April 1, 2016		January 1, 2016
	Gross	Accumulated	Gross	Accumulated	Amortization
	Amount	Amortization	Amount	Amortization	Period (yrs)
Backlog	$1,048,000	$405,000	$348,000	$340,000			1.0
Tradename	1,722,000	438,000	1,049,000	329,000	2.5	-	3.5
Non-compete agreements	1,871,000	262,000	1,011,000	194,000			4.0
License to bid	308,000	308,000	308,000	308,000			1.0
Customer relationships	835,000	70,000	—	—			3.0
	$5,784,000	$1,483,000	$2,716,000	$1,171,000

The Company’s amortization expense for acquired identifiable intangible assets with finite useful lives was $0.3 million for the fiscal three months ended April 1, 2016 as compared to $0.3 million for the fiscal three months ended April 3, 2015.  Estimated amortization expense for acquired identifiable intangible assets for the remainder of fiscal 2016 is $1.9 million and the succeeding years are as follows:

Fiscal year:
2017	$1,215,000
2018	700,000
2019	417,000
2020	44,000
2021	—
$2,376,000

The purchase price allocation for Genesys as described in Note 2 is preliminary as of April 1, 2016. Accordingly, goodwill and intangible assets presented in this footnote will be updated should there be purchase price allocation adjustments as the valuation of assets acquired and liabilities assumed is finalized.

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

The following table sets forth the number of weighted-average shares used to compute basic and diluted EPS:

	Three months ended
	April 1,	April 3,
	2016	2015
Net income	$1,078,000	$1,495,000
Weighted-average common shares outstanding	7,996,000	7,765,000
Effect of dilutive stock options and restricted stock awards	248,000	338,000
Weighted-average common shares outstanding-diluted	8,244,000	8,103,000
Earnings per share:
Basic	$0.13	$0.19
Diluted	$0.13	$0.18

For the three months ended April 1, 2016, 516,000 options were excluded from the calculation of dilutive potential common shares compared to 122,000 options for the same period last year.  These options were not included in the computation of dilutive potential common shares because the assumed proceeds per share exceeded the average market price per share for the 2016 and 2015 periods.  Accordingly, the inclusion of these options would have been anti-dilutive.

5.EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consist of the following:

	April 1,	January 1,
	2016	2016
Furniture and fixtures	$2,335,000	$2,270,000
Computer hardware and software	6,576,000	6,496,000
Leasehold improvements	1,088,000	1,072,000
Equipment under capital leases	1,221,000	1,266,000
Automobiles, trucks, and field equipment	1,166,000	984,000
	12,386,000	12,088,000
Accumulated depreciation and amortization	(8,570,000)	(8,404,000)
Equipment and leasehold improvements, net	$3,816,000	$3,684,000

6.ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	April 1,	January 1,
	2016	2016
Accrued bonuses	$1,031,000	$922,000
Accrued interest	5,000	4,000
Paid leave bank	1,832,000	1,710,000
Compensation and payroll taxes	1,247,000	1,494,000
Accrued legal	460,000	523,000
Accrued workers’ compensation insurance	194,000	268,000
Accrued rent	161,000	169,000
Employee withholdings	631,000	942,000
Client deposits	176,000	106,000
Unvouchered accounts payable	2,585,000	3,061,000
Other	1,536,000	1,135,000
Total accrued liabilities	$9,858,000	$10,334,000

7.DEBT

Total debt obligations consist of the following:

thous
	April 1,	January 1,
	2016	2016
Outstanding borrowings on delayed draw term loan	$1,725,000	$1,850,000
Notes payable for 360 Energy Engineers, LLC, 35 month term, bearing interest at 4%, payable in monthly principal and interest installments of $88,752 through November 2017.	1,786,000	2,033,000
Notes payable for Abacus, 24 month term, bearing interest at 4%, payable in monthly principal and interest installments of $54,281 through January 2017.	532,000	690,000
Notes payable for insurance, 11 month term, bearing interest at 2.773%, payable in monthly principal and interest installments of $55,868 through October 2016.	331,000	551,000
Deferred purchase price for the acquisition of the assets of Genesys, bearing interest at 0.650%, payable in monthly principal and interest installments of $191,667 through March 2018.	4,380,000	—
Total debt obligations	8,754,000	5,124,000
Less current portion	5,878,000	4,039,000
Debt obligations, less current portion	$2,876,000	$1,085,000

To finance the acquisitions of Abacus and 360 Energy on January 15, 2015, the Company borrowed $2.0 million under its delayed draw term loan facility pursuant to the BMO Credit Agreement described below. The term loan bears interest at the LIBOR rate plus an applicable margin ranging between 2.25% and 2.75%, set at the LIBOR rate plus 2.50% as of April 1, 2016, and matures on March 24, 2017. Interest on the term loan is payable quarterly, beginning April 13, 2015. Principal on the term loan is payable on the last day of each March, June, September and December in each year, with the amount of each such principal installment equal to: (i) $50,000 on the last day of each, June, September and December 2016 and (ii) all of the remaining outstanding principal amount on March 24, 2017. The term loan is governed by the terms of the BMO Credit Agreement.

On January 15, 2015, in connection with the completion of the acquisition of Abacus, WES issued promissory notes to Mark Kinzer (the “Kinzer Note”) and Steve Rubbert (the “Rubbert Note” and, together with the Kinzer Note, the “Abacus Notes”). The initial outstanding principal amounts of the Kinzer Note and the Rubbert Note were $0.6 million and $0.6 million, respectively. The Abacus Notes provide for a fixed interest rate of 4% per annum. The Abacus Notes are fully amortizing and payable in equal monthly installments between February 15, 2015 and their January 15, 2017 maturity date. The Abacus Notes contain events of default provisions customary for documents of this nature. Mr. Kinzer and Mr. Rubbert have entered into a Subordination Agreement, dated as of January 15, 2015, in favor of BMO Harris, pursuant to which any indebtedness under the Abacus Notes is subordinated to any indebtedness under the BMO Credit Agreement. Through April 1, 2016 the Company had made principal payments of approximately $0.4 million on each of the Abacus Notes and as of April 1, 2016, the outstanding balance was $0.3 million on each of the Abacus Notes.

On January 15, 2015, in connection with the completion of the acquisition of 360 Energy, WES issued a promissory note to 360 Energy (the “360 Energy Note”). The initial outstanding principal amount of the 360 Energy Note was $3.0 million. The 360 Energy Note provides for a fixed interest rate of 4% per annum. The 360 Energy Note is fully amortizing and payable in equal monthly installments between January 15, 2015 and its January 15, 2018 maturity date. The 360 Energy Note contains events of default provisions customary for documents of this nature. 360 Energy has entered into a Subordination Agreement, dated as of January 15, 2015, in favor of BMO Harris, pursuant to which any indebtedness under the 360 Energy Note is subordinated to any indebtedness under the BMO Credit Agreement. Through April 1, 2016 the Company had made principal payments of approximately $1.2 million on the 360 Energy Note and the outstanding balance was $1.8 million as of April 1, 2016.

The Asset Purchase and Merger Agreement for the acquisition of the assets of Genesys dated March 4, 2016, included deferred payments to Robert J. Braun (“Braun”) and Ronald W. Mineo (“Mineo”) in the amount of $2.2 million

(“Deferred Payments”), each.  The Deferred Payments are to be paid in twenty-four (24) equal monthly installments in the amount of $95,834, inclusive of interest at the rate of 0.65% per annum.  Payments commenced April 4, 2016 and conclude March 4, 2018.  Through April 1, 2016 the Company made payments of $0.2 million inclusive of interest and as of April 1, 2016, the outstanding balances on the Deferred Payments to each of Messrs. Braun and Mineo was $2.2 million.

BMO Credit Facility.  The Company and its subsidiaries and Genesys, as guarantors, have entered into a credit agreement (as amended, the “BMO Credit Agreement”) with BMO Harris Bank, N.A., or BMO, that provides for a revolving line of credit of up to $7.5 million, subject to a borrowing base calculation, and a delayed draw term loan facility of up to $3.0 million. The $7.5 million revolving credit facility includes a $5.0 million standby letter of credit sub-facility. As of April 1, 2016, there were no outstanding borrowings under the revolving line of credit and approximately $1.7 million in loans outstanding under the term loan facility and, after considering the BMO Credit Agreement’s borrowing base calculation and debt covenants (each as described below), $7.5 million under the revolving line of credit and $1.3 million under the delayed draw term loan facility were available for borrowing.

The term loan bears interest, at the Company’s option, at (a) the base rate plus an applicable margin ranging between 1.25% and 1.75%, or (b) the LIBOR rate plus an applicable margin ranging between 2.25% and 2.75%. Borrowings under the revolving line of credit bear interest, at the Company’s option, at (a) the base rate plus an applicable margin ranging between 0.75% and 1.25%, or (b) the LIBOR rate plus an applicable margin ranging between 1.75% and 2.25%. The applicable margin is determined based on the Company’s total leverage ratio. Interest on the term loan is payable quarterly, beginning April 13, 2015 and was 3.1% as of April 1, 2016. Principal on the term loan is payable on the last day of each March, June, September, and December in each year, with the amount of each such principal installment equal to: (i) $75,000 on the last day of June, September and December 2016, and (ii) all of the remaining outstanding principal amount on March 24, 2017. The term loan is governed by the terms of the BMO Credit Agreement.

 All borrowings under the revolving line of credit are limited to a borrowing base equal to roughly 75% of the eligible accounts receivable plus 50% of the lower of cost or market value of the Company’s eligible inventory, each term as defined in the BMO Credit Agreement. Under the BMO Credit Agreement, as of April 1, 2016, no cash amounts are restricted. The revolving line of credit matures on March 24, 2017 and term loans can be requested at any time prior to February 22, 2017, which would mature March 24, 2017.

Borrowings under the term loan facility and the revolving line of credit are guaranteed by all of the Company’s subsidiaries and Genesys (the “Guarantors”) and secured by all of the Company’s and the Guarantors’ accounts receivable and other rights to payment, general intangibles, inventory and equipment. Pursuant to the BMO Credit Agreement, the Company also must pay a fee of up to 0.3% on unused commitments and customary fees on any letters of credit drawn under the facility.

 The BMO Credit Agreement contains customary representations and affirmative covenants, including financial covenants that require the Company to maintain (i) a maximum total leverage ratio, measured as total funded debt (measured as the sum of all obligations for borrowed money, including subordinated debt, plus all capital lease obligations) plus capital leases plus financial letters of credit divided by a trailing twelve month EBITDA (as defined in the BMO Credit Agreement) measured on a rolling basis of not more than 2.0; (ii) a minimum fixed charge coverage ratio (measured as the sum of EBITDA plus rent expense less unfinanced capital expenditures divided by the sum of rent expense plus principal payments plus cash taxes plus cash interest plus restricted payments plus distributions) of not less than 1.25; and (iii) a minimum tangible net worth of at least the sum of (a) the Company’s tangible net worth as of December 31, 2015, plus (b) 50% of net income (only if positive) for each fiscal quarter ending after February 29, 2016, plus (c) the aggregate proceeds received by the Company from the issuance or sale of equity interests in the Company after February 29, 2016, minus (d) the aggregate dollar amount of stock repurchases after February 29, 2016, plus or minus, as applicable, (e) 80% of any adjustments to tangible net worth of the Company arising as a result of certain acquisitions identified to BMO Harris.

The BMO Credit Agreement also includes customary negative covenants, including (i) restrictions on the incurrence of additional indebtedness by the Company or the Guarantors other than indebtedness existing on the date of the BMO Credit Agreement, (ii) restrictions on the total consideration for all permitted acquisitions (including potential future earn-out obligations) shall not exceed $1.5 million during the term of the agreement and the total consideration for any individual permitted acquisition shall not exceed $750,000 without BMO’s consent, and (iii) limitations on asset sales, mergers and acquisitions. In addition, the credit agreement includes customary events of default. Upon the occurrence of an event of default, the interest rate may be increased by 2.0%, BMO has the option to make any loans then outstanding under the BMO Credit Agreement immediately due and payable, and BMO is no longer obligated to extend further credit to the Company under the BMO Credit Agreement. As of April 1, 2016, the Company was in compliance with the covenants under the BMO Credit Agreement.

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

The Company also leases certain office facilities under non-cancelable operating leases that expire at various dates through the year 2023.

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

During fiscal year 2015, the Company assessed the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. The Company has ultimately determined that it is not more-likely-than-not that the entire California net operating loss will be utilized prior to expiration.  Significant pieces of objective evidence evaluated included the Company’s history of utilization of California net operating losses in prior years for each of its subsidiaries, as well as its forecasted amount of net operating loss utilization for certain members of the combined group.  Based on this evaluation, as of January 1, 2016, the Company recorded a valuation allowance in the amount of $73,000 related to California net operating losses.  There was no change to the valuation allowance as of April 1, 2016.

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

The Company recognizes the tax benefit from uncertain tax positions if it is more likely than not that the tax positions will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefit is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.  As of April 1, 2016, the Company has not recorded a liability for uncertain tax positions.

Based on management’s estimates and determination of an effective tax rate for the year, the Company recorded an income tax expense of $0.7 million for the three months ended April 1, 2016, as compared to $1.1 million for the three months ended April 3, 2015.  The difference between the tax expense recorded and the expense that would be recorded by applying the federal statutory rate primarily relates to state income taxes, tax benefit related to the energy efficient commercial building deduction, and certain expenses that are non-deductible for tax purposes, including meals and entertainment, lobbying and compensation expense related to incentive stock options.

10.SEGMENT INFORMATION

The Company has four reporting segments: Energy Efficiency Services, Engineering Services, Public Finance Services and Homeland Security Services. The Energy Efficiency Services segment, which consists of Willdan Energy Solutions, provides energy efficiency consulting services to utilities, state agencies, municipalities, private industry and non-profit organizations. The Engineering Services segment consists of Willdan Engineering, Willdan Infrastructure and Public Agency Resources. The Engineering Services segment offers a broad range of engineering and planning services to the Company’s public and private sector clients. The Public Finance Services segment, which consists of Willdan Financial Services, provides expertise and support for the various financing techniques employed by public agencies to finance their operations and infrastructure along with the mandated reporting and other requirements associated with these financings. The Homeland Security Services segment, which consists of Willdan Homeland Solutions, provides national preparedness, homeland security consulting, public safety and emergency response services to cities, related municipal service agencies and other entities.

The accounting policies applied to determine the segment information are the same as those described in the summary of significant accounting policies included in the Company’s 2015 Annual Report on Form 10-K filed on March 15, 2016. There were no intersegment sales in the three month periods ended April 1, 2016 and April 3, 2015. Management evaluates the performance of each segment based upon income or loss from operations before income taxes. Certain segment asset information including expenditures for long-lived assets has not been presented as it is not reported to or reviewed by the chief operating decision maker. In addition, enterprise-wide service line contract revenue is not included as it is impracticable to report this information for each group of similar services.

Financial information with respect to the reportable segments as of and for the fiscal three months ended April 1, 2016 and as of and for the fiscal three months ended April 3, 2015 is as follows:

	Energy		Public	Homeland
	Efficiency	Engineering	Finance	Security	Unallocated		Consolidated
	Services	Services	Services	Services	Corporate	Intersegment	Total
Fiscal Three Months Ended April 1, 2016
Contract revenue	$18,979,000	$11,262,000	$2,989,000	$685,000	$—	$—	$33,915,000
Segment profit (loss) before income tax expense	890,000	1,067,000	50,000	25,000	(243,000)	—	1,789,000
Net income (loss)	536,000	643,000	30,000	15,000	(146,000)	—	1,078,000
Segment assets(1)	66,886,000	13,983,000	5,964,000	1,369,000	28,310,000	(23,130,000)	93,382,000
Fiscal Three Months Ended April 3, 2015
Contract revenue	$18,905,000	$10,804,000	$2,671,000	$917,000	$—	$—	$33,297,000
Segment profit (loss) before income tax expense	1,832,000	1,136,000	41,000	99,000	(475,000)	—	2,633,000
Net income (loss)	1,040,000	627,000	42,000	56,000	(270,000)	—	1,495,000
Segment assets(1)	38,503,000	11,267,000	4,290,000	1,068,000	39,589,000	(23,130,000)	71,587,000

(1)	Segment assets represent segment assets, net of intercompany receivables.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements included elsewhere in this Quarterly Report and the audited financial statements for the year ended January 1, 2016, included in our Annual Report on Form 10-K (File No. 001-33076).  This Quarterly Report contains, in addition to unaudited historical information, forward-looking statements, which involve risk and uncertainties.  The words “believe,” “expect,” “estimate,” “may,” “will,” “could,” “plan,” or “continue” and similar expressions are intended to identify forward-looking statements.  Our actual results could differ significantly from the results discussed in such forward-looking statements.  Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those discussed under the headings “Item 1A.  Risk Factors” in our 2015 Annual Report on Form 10-K.  Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q.  We undertake no obligation to (and we expressly disclaim any obligation to) revise or update any forward-looking statement, whether as a result of new information, subsequent events, or otherwise (except as may be required by law), in order to reflect any event or circumstance which may arise after the date of this Quarterly Report on Form 10-Q.

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

We operate our business through a network of offices located primarily in California and New York. We also have operations in Arizona, Colorado, Florida, Illinois, Kansas, Oregon, Texas, Washington and Washington, DC. As of April 1, 2016 we had a staff of 724, which includes licensed engineers and other professionals.

We seek to establish close working relationships with our clients and expand the breadth and depth of the services we provide to them over time.  Our business with public and private utilities is concentrated primarily in California and New York, but we also have business with utilities in Texas, Illinois, Ohio and Washington State. We currently serve 17 major utility customers across the country.  Our business with public agencies is primarily concentrated in California and Arizona. We provide services to many of the cities and counties in California. We also serve special districts, school districts, a range of public agencies and private industry.

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

Energy Efficiency Services.   Our Energy Efficiency Services segment consists of the business of our subsidiary, Willdan Energy Solutions, which offers energy efficiency and sustainability consulting services to utilities, public agencies and private industry. This segment is currently our largest segment based on contract revenue, representing approximately 56.0% and 56.8% of our consolidated contract revenue for the three months ended April 1, 2016 and April 3, 2015, respectively.

Engineering Services.    Our Engineering Services segment includes the operations of our subsidiaries, Willdan Engineering, Willdan Infrastructure and Public Agency Resources (“PARs”). Willdan Engineering provides civil engineering‑related and city planning services, geotechnical and other engineering consulting services to our clients.  Willdan Infrastructure, which was launched in fiscal year 2013, provides engineering services to larger rail, port, water, mining and other civil engineering projects.  PARs primarily provides staffing to Willdan Engineering. Contract revenue for the Engineering Services segment represented approximately 33.2% and 32.4% of our consolidated contract revenue for the three months ended April 1, 2016 and April 3, 2015, respectively.

Public Finance Services.    Our Public Finance Services segment consists of the business of our subsidiary, Willdan Financial Services, which offers economic and financial consulting services to public agencies. Contract revenue for the Public Finance Services segment represented approximately 8.8% and 8.0% of our consolidated contract revenue for the three months ended April 1, 2016 and April 3, 2015, respectively.

Homeland Security Services.    Our Homeland Security Services segment consists of the business of our subsidiary, Willdan Homeland Solutions, which offers national preparedness and interoperability services and communications and technology solutions. Contract revenue for our Homeland Security Services segment represented approximately 2.0% and 2.8% of our consolidated contract revenue for the three months ended April 1, 2016 and April 3, 2015, respectively.

Recent Developments

Acquisitions.  On March 4, 2016, we and our wholly-owned subsidiary, Willdan Energy Solutions (“WES”) acquired substantially all of the assets of Genesys Engineering P.C. (“Genesys”) and assumed certain specified liabilities of Genesys (collectively, the “Purchase”) pursuant to an Asset Purchase and Merger Agreement, dated as of February 26, 2016 (the “Agreement”), by and among us, WES, WESGEN (as defined below), Genesys and Ronald W. Mineo (“Mineo”) and Robert J. Braun (“Braun” and, together with Mineo, the “Genesys Shareholders”). On March 5, 2016, pursuant to the terms of the Agreement, WESGEN, Inc., a non-affiliated corporation (“WESGEN”), merged (the “Merger” and, together with the Purchase, the “Acquisition”) with Genesys, with Genesys remaining as the surviving corporation.

Pursuant to the terms of the Agreement, WES or WESGEN, as applicable, paid the Genesys Shareholders an aggregate purchase price (the “Purchase Price”) of approximately $14.8 million, including post-closing working capital and tax adjustments. The Purchase Price consisted of (i) $6.0 million in cash, paid at closing, and $2.9 million paid after closing in cash for working capital and tax adjustments, (ii) a $0.9 million receivable payable to WES for working capital adjustments, (iii) 255,808 shares of Common Stock, par value $0.01 per share, of us (the “Common Stock”), with a fair value of $2.2 million based on the volume-weighted average price of shares of the Common Stock for the ten trading days immediately prior to, but not including, February 26, 2016, and (iv) $4.6 million in cash, payable in twenty-four (24) equal monthly installments beginning on March 26, 2016 (the “Installment Payments”).  Until the third anniversary of the Closing Date (the “Closing Date”), the Genesys Shareholders are prohibited from transferring or disposing of any Common Stock received in connection with the Acquisition.

The Agreement contains customary representations and warranties regarding our, WES, WESGEN, Genesys and the Genesys Shareholders, indemnification provisions and other provisions customary for transactions of this nature. Pursuant to the terms of the Agreement, we and WES also provided guarantees to the Genesys Shareholders which guarantee certain of WESGEN’s and Genesys’ obligations under the Agreement, including the Installment Payments.

We used cash on hand to pay the $8.9 million due to the Genesys Shareholders.

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

Critical Accounting Policies

This discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the U.S., or GAAP. To prepare these financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses in the reporting period. Our actual results may differ from these estimates. We have provided a summary of our significant accounting policies in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 1, 2016. We describe below those accounting policies that require material subjective or complex judgments and that have the most significant impact on our financial condition and results of operations. Our management evaluates these estimates on an ongoing basis, based upon information currently available and on various assumptions management believes are reasonable as of the date of this report.

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

Revenue on fixed price contracts is recognized on the percentage-of-completion method based generally on the ratio of direct costs (primarily exclusive of depreciation and amortization costs) incurred to date to estimated total direct costs at completion. Revenue on time-and-materials and unit-based contracts is recognized as the work is performed in accordance with the specific terms of the contract. We recognize revenues for time-and-material contracts based upon the actual hours incurred during a reporting period at contractually agreed upon rates per hour and also include in revenue all reimbursable costs incurred during a reporting period for which we have risk or on which the fee was based at the time of bid or negotiation. Certain of our time-and-material contracts are subject to maximum contract values and, accordingly, revenue under these contracts is generally recognized under the percentage-of-completion method, consistent with fixed priced contracts. Revenue on contracts that are not subject to maximum contract values is recognized based on the actual number of hours we spend on the projects plus any actual out-of-pocket costs of materials and other direct incidental expenditures that we incur on the projects. In addition, revenue from overhead percentage recoveries and earned fees are included in revenue. Revenue is recognized as the related costs are incurred. For unit-based contracts, we recognize the contract price of units of a basic production product as revenue when the production product is delivered during a period. Revenue for amounts that have been billed but not earned is deferred and such deferred revenue is referred to as billings in excess of costs and estimated earnings on uncompleted contracts in the accompanying condensed consolidated balance sheets.

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

Accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts based upon our review of all outstanding amounts on a monthly basis. We determine the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts. Our credit risk is minimal with governmental entities. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received. For further information on the types of contracts under which we perform our services, see “Business - Contract Structure” in our Annual Report on Form 10-K for the year ended January 1, 2016.

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

On March 4, 2016, we and our wholly-owned subsidiary, WES, acquired substantially all of the assets and certain specified liabilities of Genesys Engineering P.C. (“Genesys”), a New York based energy engineering company.  For further discussion of our acquisitions, see Note 2 “—Business Combinations” of notes to our condensed consolidated financial statements.

As of April 1, 2016, we have not completed our final estimate of fair value of the assets acquired and liabilities assumed due to the timing of the transaction and incomplete information necessary to finalize such estimates of fair value.  Accordingly, we have preliminarily estimated the fair values of the assets acquired and the liabilities assumed.  We will finalize the fair value estimates within twelve months of the acquisition date.  See Note 2 “—Business Combinations” of notes to our condensed consolidated financial statements.

Goodwill

We test our goodwill at least annually for possible impairment. We complete our annual testing of goodwill as of the last day of the first month of our fourth fiscal quarter each year to determine whether there is impairment. In addition to our annual test, we regularly evaluate whether events and circumstances have occurred that may indicate a potential impairment of goodwill. We did not recognize any goodwill impairment charges in the first fiscal quarter of 2016 or 2015. We had goodwill of approximately $25.1 million as of April 1, 2016 as the result of two acquisitions in January 2015, one acquisition in April 2015 and one acquisition in March 2016.

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

Inherent in such fair value determinations are significant judgments and estimates, including but not limited to assumptions about our future revenue, profitability and cash flows, our operational plans and our interpretation of current economic indicators and market valuations. To the extent these assumptions are incorrect or economic conditions that would impact the future operations of our reporting units change, any goodwill may be deemed to be impaired, and an impairment charge could result in a material adverse effect on our financial position or results of operation. All of our goodwill is contained in our Energy Efficiency Services and Public Finance Services Segments. At our measurement date, the estimated fair value of our Energy Solutions and Public Finance Services reporting unit exceeded the carrying value.  A reduction in estimated fair value of our Willdan Energy Solutions and Public Finance Services reporting unit could result in an impairment charge in future periods.

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

During fiscal year 2015, we assessed the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. We have ultimately determined that it is not more-likely-than-not that the entire California net operating loss will be utilized prior to expiration.  Significant pieces of objective evidence evaluated included our history of utilization of California net operating losses in prior years for each of our subsidiaries, as well as our forecasted amount of net operating loss utilization for certain members of the combined group.  Based on this evaluation, as of January 1, 2016, we recorded a valuation allowance in the amount of $73,000 related to California net operating losses.  There was no change to the valuation allowance as of April 1, 2016.

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

	Fiscal Three Months Ended
	April 1,	April 3,
	2016	2015
Statement of Operations Data:
Contract revenue	100.0%	100.0%
Direct costs of contract revenue (exclusive of depreciation and amortization shown separately below):
Salaries and wages	25.2	24.0
Subcontractor services and other direct costs	34.6	35.5
Total direct costs of contract revenue	59.8	59.5
General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	19.9	19.9
Facilities and facility related	3.3	3.1
Stock-based compensation	0.6	0.4
Depreciation and amortization	1.8	1.3
Other	9.2	7.9
Total general and administrative expenses	34.8	32.6
Income from operations	5.4	7.9
Other (expense) income:
Interest expense	(0.1)	(0.2)
Other, net	0.0	0.2
Total other (expense) income, net	(0.1)	—
Income before income taxes	5.3	7.9
Income tax expense	2.1	3.4
Net income	3.2%	4.5%

Three Months Ended April 1, 2016 Compared to Three Months Ended April 3, 2015

Contract revenue.    Our contract revenue was $33.9 million for the three months ended April 1, 2016, with $19.0 million attributable to the Energy Efficiency Services segment, $11.3 million attributable to the Engineering Services segment, $3.0 million attributable to the Public Finance Services segment, and $0.7 million attributable to the Homeland Security Services segment. Consolidated contract revenue increased $0.6 million, or 1.9%, to $33.9 million for the three months ended April 1, 2016 as compared to $33.3 million for the three months ended April 3, 2015. Included in our consolidated contract revenue and contract revenue in our Energy Efficiency Services segment for the three months ended April 1, 2016 was incremental contract revenue of $3.9 million attributable to our acquisition of the assets of Genesys that we completed on March 4, 2016.  Excluding the incremental contract revenue from our acquisition, our consolidated contract revenue decreased by $3.3 million, primarily due to a delayed 2016 ConEd contract extension that was resolved during the quarter.

Contract revenue in our Energy Efficiency Services segment increased $0.1 million, or 0.4%, to $19.0 million for the three months ended April 1, 2016 as compared to $18.9 million for the three months ended April 3, 2015.  Excluding the incremental contract revenue from our acquisition, our contract revenue for the Energy Efficiency Services segment decreased by $3.8 million, primarily as a result of the delayed commencement of our existing ConEd contract.  Contract revenue for the Engineering Services and Public Finance Services segments increased $0.5 million, or 4.2%, and $0.3 million, or 11.9%, respectively, for the three months ended April 1, 2016 as compared to the three months ended April 3, 2015. Contract revenue for the Engineering Services segment increased primarily due to greater demand for our building and safety services in California and Arizona and our construction management services. These increases were offset by a decrease in contract revenue for the Homeland Security Services segment of $0.2 million, or

25.3% for the three months ended April 1, 2016 to $0.7 million as compared to $0.9 million for the three months ended April 3, 2015.  Revenue in the Homeland Security Services segment decreased due to slightly lower levels of activity in the traditional planning, training, and exercise consulting services business.

Direct costs of contract revenue.    Direct costs of contract revenue were $20.3 million for the three months ended April 1, 2016, with $12.3 million attributable to the Energy Efficiency Services segment, $6.2 million attributable to the Engineering Services segment, $1.3 million attributable to the Public Finance Services segment, and $0.5 million attributable to the Homeland Security Services segment.  Included in direct costs of contract revenue for the first quarter of 2016 was incremental direct costs of revenue of $3.4 million attributable to our acquisition of Genesys.  Overall, direct costs increased by $0.5 million, or 2.3%, to $20.3 million for the three months ended April 1, 2016 from $19.8 million for the three months ended April 3, 2015.  This increase is primarily attributable to increases in direct costs within our Energy Efficiency Services segment of $43,000, or 0.4%, which was all contributed by Genesys.  Excluding the acquisition, direct costs within the Energy Efficiency Services segment decreased by $3.3 million, primarily as a result of the delayed commencement of our existing ConEd contract.  Direct costs for the Engineering Services and Public Finance Services segments increased $0.4 million, or 6.6%, and $0.2 million, or 15.5%, respectively. Direct costs of contract revenue in our Homeland Security Services segment decreased by $0.1 million or 24.8%.

Direct costs increased as a result of an increase in salaries and wages of $0.6 million partially offset by a decrease in subcontractor services and other costs of $0.1 million. Within direct costs of contract revenue, salaries and wages increased to 25.2% of contract revenue for the three months ended April 1, 2016 from 24.0% for the three months ended April 3, 2015 and subcontractor services and other direct costs decreased to 34.6% of contract revenue for the three months ended April 1, 2016 from 35.5% of contract revenue for the three months ended April 3, 2015. Subcontractor services decreased primarily due to the increased use of internal employees to perform work in our Energy Efficiency Services segment.

General and administrative expenses.    General and administrative expenses increased by $0.9 million, or 8.7%, to $11.8 million for the three months ended April 1, 2016 from $10.9 million for the three months ended April 3, 2015. This was due primarily to increases of $1.0 million, $0.1 million and $0.1 million, in general and administrative expenses of the Energy Efficiency Services, the Engineering Services and the Public Finance Services, segments, respectively.  General and administrative expenses in our Homeland Security Service segment remained flat. Unallocated corporate expenses decreased by $0.2 million. General and administrative expenses as a percentage of contract revenue increased to 34.8% for the three months ended April 1, 2016 as compared to 32.6% for the three months ended April 3, 2015.

Of the $0.9 million increase in general and administrative expenses, approximately $0.5 million relates to increases in other general and administrative expenses, primarily as a result of an increase in professional services expense. Salaries and wages, payroll taxes and employee benefits remained flat. Depreciation and amortization expenses increased by $0.2 million. Facilities and facility related expenses remained flat. Stock-based compensation expense also increased by $0.1 million.

Income from operations.     As a result of the above factors, our operating income was $1.8 million for the three months ended April 1, 2016 as compared to operating income of $2.6 million for the three months ended April 3, 2015.  The decrease in income from operations was primarily due to lower revenue in the Energy Efficiency Services segment that occurred without an offsetting reduction of costs in the segment. Income from operations as a percentage of contract revenue was 5.4% for the three months ended April 1, 2016, as compared to 7.9% in the prior year period.

Total other (expense) income, net.    Other expense, net was $49,000 for the three months ended April 1, 2016, as compared to total other income, net of $4,000 for the three months ended April 3, 2015. This increase in expense is primarily due to minimal other income as an offset to interest expense.

Income tax expense.    Income tax expense was $0.7 million for the three months ended April 1, 2016, as compared to $1.1 million for the three months ended April 3, 2015.  The decrease of $0.4 million, or 37.5% is primarily due to lower income from operations. Income tax expense for the three months ended April 1, 2016 primarily relates to federal and state income taxes.  The difference between the tax expense recorded and the expense that would be recorded by applying the federal statutory rate primarily relates to state income taxes, tax benefit related to the energy efficient commercial building deduction, and certain expenses that are non-deductible for tax purposes, including meals and entertainment, lobbying and compensation expense related to incentive stock options.

Net income.     As a result of the above factors, our net income was $1.1 million for the three months ended April 1, 2016, as compared to net income of $1.5 million for the three months ended April 3, 2015.

Liquidity and Capital Resources

As of April 1, 2016, we had $4.8 million of cash and cash equivalents.  Our cash decreased by $11.7 million since January 1, 2016 due to our payment of $8.9 million in cash for the acquisition of substantially all of the assets of Genesys and an increase in our accounts receivable due to lower collections.  Our primary source of liquidity is cash generated from operations.  We also have a revolving line of credit with BMO Harris Bank, N.A., which matures on March 24, 2017 and provides for a revolving line of credit of up to $7.5 million, subject to a borrowing base calculation, and a delayed draw term loan facility of up to $3.0 million. We believe that our cash and cash equivalents on hand, cash generated by operating activities and available borrowings under our revolving line of credit will be sufficient to finance our operating activities for at least the next 12 months.

Cash flows from operating activities

Cash flows used in operating activities were $1.6 million for the three months ended April 1, 2016, as compared to cash flows used in operating activities of $2.3 million for the three months ended April 3, 2015.  The cash flows used by operating activities in the three months ended April 1, 2016 resulted primarily from an increase in accounts receivable and costs and estimated earnings of billings on uncompleted projects and a decrease in accounts payable and accrued liabilities (in all cases, net of effects from business acquisitions), partially offset by net income, as adjusted for non-cash activity such as depreciation and amortization and deferred taxes, and an increase in billings in excess of costs and estimated earnings on uncompleted contracts, net of effects from business acquisitions.  Cash flows used in operating activities were $2.3 million for the three months ended April 3, 2015 primarily from an increase in accounts receivable and costs and estimated earning of billings on uncompleted projects and a decrease in accrued liabilities (in all cases, net of effects from business acquisitions), partially offset by net income, as adjusted for non-cash activity such as depreciation and amortization and deferred taxes, and an increase in accounts payable and billings in excess of costs and estimated earnings on uncompleted contracts, net of effects from business acquisitions.

Cash flows from investing activities

Cash flows used in investing activities were $9.1 million for the three months ended April 1, 2016 as compared to cash flows used in investing activities of $7.3 million for the three months ended April 3, 2015. The cash flows used in investing activities in the three months ended April 1, 2016 were comparatively higher than the prior year period due primarily to cash paid in March 2016 for the acquisition of the assets of Genesys.  We used cash for investing activities during the three months ended April 3, 2015 primarily for the acquisitions of Abacus and 360 Energy on January 15, 2015 and Economists LLC on April 3, 2015.  Capital expenditures remained flat.

Cash flows from financing activities

Cash flows used in financing activities were $0.9 million for the three months ended April 1, 2016 as compared to cash flows provided by financing activities of $1.6 million for the three months ended April 3, 2015.  The cash flows used in financing activities for the three months ended April 1, 2016 was primarily attributable to the payments on the  Abacus and 360 Energy notes payable.

Outstanding indebtedness

BMO Credit Facility.  We and our subsidiaries and Genesys, as guarantors, have entered into a credit agreement (as amended, the “BMO Credit Agreement”) with BMO Harris Bank, N.A., or BMO, that provides for a revolving line of credit of up to $7.5 million, subject to a borrowing base calculation, and a delayed draw term loan facility of up to

$3.0 million. The $7.5 million revolving credit facility includes a $5.0 million standby letter of credit sub-facility. As of April 1, 2016, there were no outstanding borrowings under the revolving line of credit and approximately $1.7 million in loans outstanding under the term loan facility and, after considering the BMO Credit Agreement’s borrowing base calculation and debt covenants (each as described below), $7.5 million under the revolving line of credit and $1.3 million under the delayed draw term loan facility were available for borrowing.

The term loan bears interest, at our option, at (a) the base rate plus an applicable margin ranging between 1.25% and 1.75%, or (b) the LIBOR rate plus an applicable margin ranging between 2.25% and 2.75%. Borrowings under the revolving line of credit bear interest, at our option, at (a) the base rate plus an applicable margin ranging between 0.75% and 1.25%, or (b) the LIBOR rate plus an applicable margin ranging between 1.75% and 2.25%. The applicable margin is determined based on our total leverage ratio. Interest on the term loan is payable quarterly, beginning April 13, 2015 and was 3.1% as of April 1, 2016. Principal on the term loan is payable on the last day of each March, June, September, and December in each year, with the amount of each such principal installment equal to: (i) $75,000 on the last day of June, September and December 2016, and (ii) all of the remaining outstanding principal amount on March 24, 2017. The term loan is governed by the terms of the BMO Credit Agreement.

 All borrowings under the revolving line of credit are limited to a borrowing base equal to roughly 75% of the eligible accounts receivable plus 50% of the lower of cost or market value of our eligible inventory, each term as defined in the BMO Credit Agreement. Under the BMO Credit Agreement, as of April 1, 2016, no cash amounts are restricted. The revolving line of credit matures on March 24, 2017 and term loans can be requested at any time prior to February 22, 2017, which would mature March 24, 2017.

Borrowings under the term loan facility and the revolving line of credit are guaranteed by all of our subsidiaries and Genesys (the “Guarantors”) and secured by all of our and the Guarantors’ accounts receivable and other rights to payment, general intangibles, inventory and equipment. Pursuant to the BMO Credit Agreement, we also must pay a fee of up to 0.3% on unused commitments and customary fees on any letters of credit drawn under the facility.

 The BMO Credit Agreement contains customary representations and affirmative covenants, including financial covenants that require us to maintain (i) a maximum total leverage ratio, measured as total funded debt (measured as the sum of all obligations for borrowed money, including subordinated debt, plus all capital lease obligations) plus capital leases plus financial letters of credit divided by a trailing twelve month EBITDA (as defined in the BMO Credit Agreement) measured on a rolling basis of not more than 2.0; (ii) a minimum fixed charge coverage ratio (measured as the sum of EBITDA plus rent expense less unfinanced capital expenditures divided by the sum of rent expense plus principal payments plus cash taxes plus cash interest plus restricted payments plus distributions) of not less than 1.25; and (iii) a minimum tangible net worth of at least the sum of (a) our tangible net worth as of December 31, 2015, plus (b) 50% of net income (only if positive) for each fiscal quarter ending after February 29, 2016, plus (c) the aggregate proceeds received by us from the issuance or sale of equity interests in us after February 29, 2016, minus (d) the aggregate dollar amount of stock repurchases after February 29, 2016, plus or minus, as applicable, (e) 80% of any adjustments to tangible net worth of us arising as a result of certain acquisitions identified to BMO Harris.

The BMO Credit Agreement also includes customary negative covenants, including (i) restrictions on the incurrence of additional indebtedness by us or the Guarantors other than indebtedness existing on the date of the BMO Credit Agreement, (ii) restrictions on the total consideration for all permitted acquisitions (including potential future earn-out obligations) shall not exceed $1.5 million during the term of the agreement and the total consideration for any individual permitted acquisition shall not exceed $750,000 without BMO’s consent, and (iii) limitations on asset sales, mergers and acquisitions. In addition, the credit agreement includes customary events of default. Upon the occurrence of an event of default, the interest rate may be increased by 2.0%, BMO has the option to make any loans then outstanding under the BMO Credit Agreement immediately due and payable, and BMO is no longer obligated to extend further credit to us under the BMO Credit Agreement. As of April 1, 2016, we were in compliance with the covenants under the BMO Credit Agreement.

Insurance Premiums. We have also financed, from time to time, insurance premiums by entering into unsecured notes payable with insurance companies. During our annual insurance renewals in the fourth quarter of our fiscal year ended January 1, 2016, we elected to finance our insurance premiums for the upcoming fiscal year.

Contractual obligations

Since January 1, 2016, we closed our acquisition of the assets of Genesys.  In connection with that acquisition, we agreed to pay $4.6 million of the purchase price in cash, payable in twenty-four (24) equal monthly installments of $191,667 beginning on April 4, 2016.  We also paid $8.9 million in cash, using our cash on hand, on March 4, 2016, the closing date of the acquisition.

As noted in our Annual Report on Form 10-K for the year ended January 1, 2016, we also may be obligated to pay up to $7.9 million in earn-out payments in connection with our acquisition of 360 Energy and Abacus. We are obligated to pay (i) up to $1.4 million in cash, based on the achievement of certain financial targets by Abacus by the end of our 2016 and 2017 fiscal years and (ii) up to $6.5 million in cash, based on the achievement of certain financial targets by WES’s division made up of the assets acquired from, and the former employees of 360 Energy, by the end of our 2016, 2017 and 2018 fiscal years.

On April 3, 2015, our wholly-owned subsidiary, WFS closed its acquisition of substantially all of the assets of Economists LLC. WFS may be obligated to pay Economists LLC up to $0.6 million in cash, based on the achievement of certain financial targets by the WFS division made up of the assets acquired from, and the former employees of Economists LLC at the end of our 2016 and 2017 fiscal years.

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

Recent Accounting Pronouncements

Revenue Recognition

In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which clarifies existing accounting literature relating to how and when revenue is recognized by an entity. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. In doing so, an entity will need to exercise a greater degree of judgment and make more estimates than under the current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each separate performance obligation. ASU 2014-09 also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. In August 2015, the FASB issued Update 2015-14, which deferred the implementation of ASU 2014-09 for one year from the initial effective date.  ASU 2014-09 is effective for public companies for interim and annual reporting periods beginning after December 15, 2017, and is to be applied either retrospectively or using the cumulative effect transition method, with early adoption not permitted. We have not yet selected a transition method, and are currently evaluating the impact the adoption of ASU 2014-09 will have on our condensed consolidated financial statements and related disclosures.

Consolidations

In February 2015, the FASB issued Update 2015-02, which amends the consolidation requirements in Accounting Standards Codification 810 and changes the consolidation analysis required under GAAP. The standard became effective for us on January 2, 2016. The impact of the new standard on our consolidated financial statements was not material.

Debt Issuance Costs

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. To simplify presentation of debt issuance costs, this new guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance became effective for us on January 2, 2016.

Provisional Adjustments Recognized in Business Combinations

In September 2015, the FASB issued Update 2015-16, which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquirer must record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. Update 2015-16 further requires an entity to present separately on the face of the income statement or disclose in the notes, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. We elected early adoption of this standard in fiscal 2015.

Income Taxes

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes to simplify the presentation of deferred income taxes. The amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. We elected to early adopt ASU 2015-17 as of January 1, 2016.

Leases

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (topic 842). The FASB issued this update to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The updated guidance is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of the update is permitted. We are evaluating the impact of the adoption of this update on our consolidated financial statements and related disclosures.

Stock Compensation

On March 30, 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which amends the current stock compensation guidance. The amendments simplify the accounting for the taxes related to stock based compensation, including adjustments to how excess tax benefits and a company's payments for tax withholdings should be classified. The standard is effective for fiscal periods beginning after December 15, 2016, with early adoption permitted. We elected to early adopt ASU 2016-09 which resulted in decrease to tax expense of approximately $3,000 for the quarter ended April 1, 2016.

Proposed Accounting Standards

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

These statements involve certain known and unknown risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements.  Such risks and uncertainties include, among others, those listed in this report.  The forward-looking statements in this report, as well as subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, are hereby expressly qualified in their entirety by the cautionary statements in this report, including the risk factors in our Annual Report on Form 10-K for the year ended January 1, 2016.  We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances.

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

We had cash and cash equivalents of $4.8 million as of April 1, 2016. This amount represents cash on hand in business checking accounts with BMO Harris Bank.

We do not engage in trading activities and do not participate in foreign currency transactions or utilize derivative financial instruments.

We are subject to interest rate risk in connection with borrowings under our revolving line of credit and delayed draw term loan facility, each of which bears interest at variable rates. At April 1, 2016, we had no borrowings outstanding under our $7.5 million revolving credit facility, with $7.5 million available for borrowing after considering the credit agreement’s borrowing base calculation and debt covenants, and we had approximately $1.7 million of term loans outstanding that bear interest at variable rates.  Borrowings under our revolving line of credit will accrue interest at either (i) a floating rate equal to 0.75% above the base rate in effect from time to time or (ii) a floating rate equal to 1.75% above LIBOR, with the interest rate to be selected by us.  Our term loan bears interest at the LIBOR rate plus an applicable margin ranging between 2.25% and 2.75%, currently set at the LIBOR rate plus 2.50%, or 3.1% as of April 1, 2016 and matures on March 24, 2017. We do not have any interest rate hedges or swaps.  Based upon the amount outstanding under these loans, a one percentage point change in the assumed interest rate would change our annual interest expense by approximately $17,250 in 2016.

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

In connection with the preparation of this Quarterly Report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of April 1, 2016. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, as of April 1, 2016. No change in our internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Because litigation outcomes are inherently unpredictable, our evaluation of legal proceedings often involves a series of complex assessments by management about future events and can rely heavily on estimates and assumptions. If the assessments indicate that loss contingencies that could be material to any one of our financial statements are not probable, but are reasonably possible, or are probable, but cannot be estimated, then we disclose the nature of the loss contingencies, together with an estimate of the possible loss or a statement that such loss is not reasonably estimable. While the consequences of certain unresolved proceedings are not presently determinable, and a reasonable estimate of the probable and reasonably possible loss or range of loss in excess of amounts accrued for such proceedings cannot be made, an adverse outcome from such proceedings could have a material adverse effect on our earnings in any given reporting period. However, in the opinion of our management, after consulting with legal counsel, and taking into account insurance coverage, the ultimate liability related to current outstanding claims and lawsuits is not expected to have a material adverse effect on our consolidated financial statements.

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

Item 1A.  Risk Factors

There are no material changes to the risk factors set forth in “Item 1A. Risk Factors,” of our Annual Report on Form 10-K for the year ended January 1, 2016.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On March 4, 2016, in connection with our acquisition of substantially all of the assets of Genesys Engineering P.C. (“Genesys”), we issued 255,808 shares of common stock to the selling shareholders of Genesys. Specifically, we issued 127,904 shares of common stock to Mr. Mineo and 127,904 shares of common stock to Mr. Braun. The issuances of common stock were not registered under the Securities Act of 1933, as amended (the “Securities Act”). Such shares were issued in a private placement exempt from the registration requirements of the Securities Act, in reliance on the exemptions set forth in Section 4(a)(2) of the Securities Act.

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

10.1	*	Fourth Amendment to the Credit Agreement, dated March 7, 2016, by and between Willdan Group, Inc. and BMO Harris Bank, National Association.
31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002*
31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002*
32.1	*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of April 1, 2016 and April 3, 2015; (ii) the Condensed Consolidated Statements of Operations for the three months ended April 1, 2016 and April 3, 2015; (iii) the Condensed Consolidated Statements of Stockholders Equity for the three months ended April 1, 2016; (iv) the Condensed Consolidated Statement of Cash Flows for the three months ended April 1, 2016 and April 3, 2015 and (iv) the Notes to the Condensed Consolidated Financial Statements.

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
Date: May 6, 2016