Form 10-Q
period 2016-07-01
Willdan Group, Inc.
filed 2016-08-04
CIK 1370450

0000000000000000000000000000000000000000000000000000000000000000000000000000000000000000000000000000000000000000000000000000000000000000000000000000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2016

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

As of August 3, 2016, there were 8,298,866 shares of common stock, $0.01 par value per share, of Willdan Group, Inc. issued and outstanding.

WILLDAN GROUP, INC.

FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	July 1,	January 1,
	2016	2016
Assets
Current assets:
Cash and cash equivalents	$10,468,000	$16,487,000
Accounts receivable, net of allowance for doubtful accounts of $1,017,000 and $760,000 at July 1, 2016 and January 1, 2016, respectively	29,603,000	17,929,000
Costs and estimated earnings in excess of billings on uncompleted contracts	25,443,000	13,840,000
Other receivables	997,000	177,000
Prepaid expenses and other current assets	2,300,000	2,082,000
Total current assets	68,811,000	50,515,000
Equipment and leasehold improvements, net	4,239,000	3,684,000
Goodwill	25,288,000	16,097,000
Other intangible assets, net	3,660,000	1,545,000
Other assets	426,000	504,000
Total assets	$102,424,000	$72,345,000
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,483,000	$5,561,000
Accrued liabilities	17,314,000	10,334,000
Contingent consideration payable	2,782,000	1,420,000
Billings in excess of costs and estimated earnings on uncompleted contracts	9,627,000	6,218,000
Notes payable	5,549,000	4,039,000
Capital lease obligations	254,000	444,000
Total current liabilities	51,009,000	28,016,000
Contingent consideration payable	1,926,000	4,305,000
Notes payable	2,045,000	1,085,000
Capital lease obligations, less current portion	167,000	255,000
Deferred lease obligations	747,000	737,000
Deferred income taxes, net	1,790,000	331,000
Total liabilities	57,684,000	34,729,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized; 8,283,000 and 7,904,000 shares issued and outstanding at July 1, 2016 and January 1, 2016, respectively	83,000	79,000
Additional paid-in capital	41,229,000	38,377,000
Retained earnings (accumulated deficit)	3,428,000	(840,000)
Total stockholders’ equity	44,740,000	37,616,000
Total liabilities and stockholders’ equity	$102,424,000	$72,345,000

See accompanying notes to condensed consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	July 1,	July 3,	July 1,	July 3,
	2016	2015	2016	2015
Contract revenue	$58,941,000	$36,773,000	$92,856,000	$70,070,000

Direct costs of contract revenue (exclusive of depreciation and amortization shown separately below):
Salaries and wages	9,798,000	8,210,000	18,332,000	16,195,000
Subcontractor services and other direct costs	31,294,000	14,685,000	43,027,000	26,506,000
Total direct costs of contract revenue	41,092,000	22,895,000	61,359,000	42,701,000

General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	8,449,000	6,282,000	15,210,000	12,923,000
Facilities and facility related	829,000	948,000	1,939,000	1,996,000
Stock-based compensation	257,000	154,000	464,000	278,000
Depreciation and amortization	956,000	498,000	1,566,000	927,000
Other	3,394,000	3,192,000	6,516,000	5,812,000
Total general and administrative expenses	13,885,000	11,074,000	25,695,000	21,936,000
Income from operations	3,964,000	2,804,000	5,802,000	5,433,000

Other (expense) income:
Interest expense	(44,000)	(58,000)	(94,000)	(108,000)
Other, net	1,000	(36,000)	2,000	18,000
Total other expense, net	(43,000)	(94,000)	(92,000)	(90,000)
Income before income taxes	3,921,000	2,710,000	5,710,000	5,343,000

Income tax expense	731,000	1,108,000	1,442,000	2,246,000
Net income	$3,190,000	$1,602,000	$4,268,000	$3,097,000

Earnings per share:
Basic	$0.39	$0.20	$0.53	$0.40
Diluted	$0.37	$0.20	$0.51	$0.38

Weighted-average shares outstanding:
Basic	8,207,000	7,824,000	8,102,000	7,795,000
Diluted	8,530,000	8,136,000	8,395,000	8,106,000

See accompanying notes to condensed consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional
	Common Stock		Paid-in	Retained Earnings
	Shares	Amount	Capital	(Accumulated Deficit)	Total
Balance at January 1, 2016	7,904,000	79,000	38,377,000	(840,000)	37,616,000
Shares of common stock issued in connection with employee stock purchase plan	14,000	—	113,000	—	113,000
Shares of common stock issued in connection with incentive stock plan	109,000	2,000	47,000	—	49,000
Stock issued to acquire business	256,000	2,000	2,228,000	—	2,230,000
Stock-based compensation expense	—	—	464,000	—	464,000
Net income	—	—	—	4,268,000	4,268,000
Balance at July 1, 2016	8,283,000	$83,000	$41,229,000	$3,428,000	$44,740,000

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	July 1,	July 3,
	2016	2015
Cash flows from operating activities:
Net income	$4,268,000	$3,097,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,566,000	921,000
Deferred income taxes	856,000	940,000
Loss on sale/disposal of equipment	3,000	3,000
Provision for doubtful accounts	61,000	440,000
Stock-based compensation	464,000	278,000
Accretion of contingent consideration	110,000	—
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts receivable	2,157,000	(5,598,000)
Costs and estimated earnings in excess of billings on uncompleted contracts	(10,512,000)	(4,269,000)
Other receivables	64,000	(115,000)
Prepaid expenses and other current assets	(218,000)	810,000
Other assets	112,000	77,000
Accounts payable	(1,706,000)	3,789,000
Accrued liabilities	6,592,000	217,000
Billings in excess of costs and estimated earnings on uncompleted contracts	3,409,000	2,158,000
Deferred lease obligations	10,000	85,000
Net cash provided by operating activities	7,236,000	2,833,000
Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(989,000)	(1,329,000)
Cash paid for acquisitions, net of cash acquired	(8,857,000)	(8,168,000)
Net cash used in investing activities	(9,846,000)	(9,497,000)
Cash flows from financing activities:
Payments on contingent consideration	(1,127,000)	—
Payments on notes payable	(2,099,000)	(1,131,000)
Proceeds from notes payable	—	2,000,000
Principal payments on capital lease obligations	(345,000)	(107,000)
Proceeds from stock option exercise	49,000	347,000
Proceeds from sales of common stock under employee stock purchase plan	113,000	78,000
Net cash (used in) provided by financing activities	(3,409,000)	1,187,000
Net decrease in cash and cash equivalents	(6,019,000)	(5,477,000)
Cash and cash equivalents at beginning of period	16,487,000	18,173,000
Cash and cash equivalents at end of period	$10,468,000	$12,696,000
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$94,000	$104,000
Income taxes	1,134,000	367,000
Supplemental disclosures of noncash investing and financing activities:
Issuance of notes payable related to business acquisitions	$4,569,000	4,250,000
Issuance of common stock related to business acquisitions	2,230,000	1,485,000
Contingent consideration related to business acquisitions	—	6,110,000
Other receivable for working capital adjustment	884,000	—
Equipment acquired under capital leases	73,000	113,000

See accompanying notes to condensed consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 1, 2016
(Unaudited)

1.BASIS OF PRESENTATION, ORGANIZATION AND OPERATIONS OF THE COMPANY

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments, which consist of only normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the consolidated results for the interim periods presented.  The Company operates and reports its quarterly financial results based on the 13-week period ending on the Friday closest to March 31, June 30 and September 30 and the 13 or 14-week period ending on the Friday closest to December 31, as applicable, with consideration of business days.  Results for the interim periods are not necessarily indicative of results for the full year. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  The condensed consolidated financial statements should be read in conjunction with Willdan Group, Inc.’s 2015 Annual Report on Form 10-K filed on March 15, 2016.

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

Retainage is included in accounts receivable in the accompanying consolidated financial statements. Retainage represents the billed amount that is retained by the customer, in accordance with the terms of the contract, generally until performance is substantially complete.  At July 1, 2016 and January 1, 2016, the Company had retained accounts receivable of approximately $5.1 million and $748,000, respectively.

Goodwill

Goodwill represents the excess of costs over the fair value of the assets acquired. Goodwill, which has an indefinite useful life, is not amortized, but instead tested for impairment at least annually or more frequently if events and circumstances indicate that the asset might be impaired.

The Company tests goodwill at least annually for possible impairment. The Company completes annual testing of goodwill as of the last day of the first month of its fourth fiscal quarter each year to evaluate possible impairment. In addition to the annual test, the Company regularly evaluates whether events and circumstances have occurred that may indicate a potential impairment of goodwill. As of July 1, 2016, the Company had $25.3 million of goodwill, which primarily relates to its Energy Efficiency Services reporting segment and the acquisition of the assets of Genesys, and the acquisitions of Abacus Resource Management Company (“Abacus”) and 360 Energy Engineers, LLC (“360 Energy”)

and also relates to its Public Finance Services reporting segment and the acquisition of Economists.com, LLC (“Economists, LLC”).

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

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash, cash equivalents, accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, other receivables, prepaid expenses and other current assets, accounts payable, accrued liabilities, contingent consideration and billings in excess of costs and estimated earnings on uncompleted contracts, and approximate their fair values because of the relatively short period of time between the origination of these instruments and their expected realization or payment. The carrying amounts of debt obligations and contingent consideration approximate their fair values since the terms are comparable to terms currently offered by local lending institutions for loans of similar terms to companies with comparable credit risk.

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

Liquidity

The Company had $10.5 million of cash and cash equivalents as of July 1, 2016. The Company’s primary source of liquidity is cash generated from operations. The Company also has a revolving line of credit with BMO Harris Bank, National Association (“BMO”), which matures on March 24, 2017 (see Note 7). The Company believes that its cash and cash equivalents on hand, cash generated by operating activities and funds available under its line of credit (if needed and if available) will be sufficient to finance its operating activities for at least the next 12 months.

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

Stock Compensation

On March 30, 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which amends the current stock compensation guidance. The amendments simplify the accounting for the taxes related to stock based compensation, including adjustments to how excess tax benefits and a company's payments for tax withholdings should be classified. The standard is effective for fiscal periods beginning after December 15, 2016, with early adoption permitted. The Company has elected to early adopt ASU 2016-09 on a prospective basis, which did not have a material impact for the quarter ended July 1, 2016.

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

The acquisition was accounted for as business combinations in accordance with ASC 805. Under ASC 805, the Company recorded the acquired assets and assumed liabilities at their estimated fair value with the excess allocated to goodwill. Goodwill represents the value the Company expects to achieve through the operational synergies and the expansion of the Company into new markets. The Company estimates that the entire $9.2 million of goodwill resulting from the acquisition will be tax deductible. Consideration for the acquisition includes the following:

Genesys
Cash paid	$8,857,000
Other receivable for working capital adjustment	(884,000)
Issuance of common stock	2,230,000
Deferred purchase price, payable in 24 monthly installments	4,569,000
Total consideration	$14,772,000

The following table summarizes the preliminary amounts for the acquired assets recorded at their estimated fair value as of the acquisition date:

Genesys
Current assets	$14,985,000
Non-current assets	36,000
Cash	101,000
Property, plant and equipment	117,000
Liabilities	(12,726,000)
Customer relationships	835,000
Backlog	700,000
Tradename	673,000
Non-compete agreements	860,000
Goodwill	9,191,000
Net assets acquired	$14,772,000

As of July 1, 2016, the Company had not completed its final estimate of fair value of the assets acquired and liabilities assumed due to the timing of such transactions and incomplete information necessary to finalize such estimates of fair value. Accordingly, the Company has preliminarily estimated the fair values of the assets acquired and the liabilities assumed.  The Company will finalize the fair value estimates within twelve months of the acquisition date.

The acquisition date fair value of the intangible assets were preliminarily estimated using comparable values ascribed in other recent transactions as well as taking into account Genesys’ market position in their respective market. These assets are deemed to have a finite life.

The following unaudited pro forma financial information for the three and six months ended July 1, 2016 and July 3, 2015 assumes the acquisition of the assets of Genesys occurred on January 2, 2015 as follows:

	Three Months Ended		Six Months Ended
	July 1,	July 3,	July 1,	July 3,
In thousands (except per share data)	2016	2015	2016	2015
Pro forma revenue	$58,941	$44,138	$101,668	$83,069

Pro forma income from operations	3,964	2,559	6,623	5,280
Pro forma net income	$3,190	$1,513	$4,792	$3,058

This pro forma supplemental information does not purport to be indicative of what the company’s operating results would have been had these transactions occurred on January 2, 2015 and may not be indicative of future operating results.

During the three and six months ended July 1, 2016, the acquisition of the assets of Genesys contributed $15.5 million and $19.4 million in revenue and $0.3 million and $0.4 million of income from operations, respectively.

Acquisition related costs of $165,000 were expensed as incurred in general and administrative expenses, of which $56,000 was recorded by the Company during the three and six month periods ended July 1, 2016.

3.GOODWILL AND OTHER INTANGIBLE ASSETS

As of July 1, 2016, the Company had $25.3 million of goodwill, which primarily relates to the Energy Efficiency Services reporting segment and the acquisition of the assets of Genesys and the acquisitions of Abacus and 360 Energy and also relates to the Public Finance Services reporting segment and the acquisition of Economists LLC. The changes in the carrying value of goodwill by reporting unit for the six months ended July 1, 2016 were as follows:

	January 1,		July 1,
	2016	Additions	2016
Reporting Unit:
Energy Efficiency Services	$15,348,000	$9,191,000	$24,539,000
Financial Services	749,000	—	749,000
	$16,097,000	$9,191,000	$25,288,000

The gross amounts and accumulated amortization of the Company’s acquired identifiable intangible assets with finite useful lives as of July 1, 2016 included in intangible assets, net in the accompanying condensed consolidated balance sheets, were as follows:

	July 1, 2016		January 1, 2016
	Gross	Accumulated	Gross	Accumulated	Amortization
	Amount	Amortization	Amount	Amortization	Period (yrs)
Backlog	$1,048,000	$580,000	$348,000	$340,000			1.0
Tradename	1,722,000	591,000	1,049,000	329,000	2.5	-	3.5
Non-compete agreements	1,871,000	367,000	1,011,000	194,000			4.0
Customer relationships	835,000	278,000	—	—			1.0
	$5,476,000	$1,816,000	$2,408,000	$863,000

The Company’s amortization expense for acquired identifiable intangible assets with finite useful lives was $0.6 million and $1.0 million for the fiscal three and six months ended July 1, 2016, respectively as compared to $0.3 million and $0.6 million for the fiscal three and six months ended July 3, 2015.  Estimated amortization expense for acquired identifiable intangible assets for the remainder of fiscal 2016 is $1.3 million and the succeeding years are as follows:

Fiscal year:
2017	$1,215,000
2018	700,000
2019	417,000
2020	44,000
$2,376,000

The purchase price allocation for Genesys as described in Note 2 is preliminary as of July 1, 2016. Accordingly, goodwill and intangible assets presented in this footnote will be updated should there be purchase price allocation adjustments as the valuation of assets acquired and liabilities assumed is finalized.

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

The following table sets forth the number of weighted-average shares used to compute basic and diluted EPS:

	Three months ended		Six months ended
	July 1,	July 3,	July 1,	July 3,
	2016	2015	2016	2015
Net income	$3,190,000	$1,602,000	$4,268,000	$3,097,000
Weighted-average common shares outstanding	8,207,000	7,824,000	8,102,000	7,795,000
Effect of dilutive stock options and restricted stock awards	323,000	312,000	293,000	311,000
Weighted-average common stock outstanding-diluted	8,530,000	8,136,000	8,395,000	8,106,000
Earnings per share:
Basic	$0.39	$0.20	$0.53	$0.40
Diluted	$0.37	$0.20	$0.51	$0.38

For the three and six months ended July 1, 2016, 360,000 and 331,000 options were excluded from the calculation of dilutive potential common shares, respectively, as compared to 228,000 options for each of the same periods last year.  These options were not included in the computation of dilutive potential common shares because the assumed proceeds per share exceeded the average market price per share for the 2016 and 2015 periods.  Accordingly, the inclusion of these options would have been anti-dilutive.

5.EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consist of the following:

	July 1,	January 1,
	2016	2016
Furniture and fixtures	$2,288,000	$2,270,000
Computer hardware and software	7,277,000	6,496,000
Leasehold improvements	1,088,000	1,072,000
Equipment under capital leases	826,000	1,266,000
Automobiles, trucks, and field equipment	1,323,000	984,000
	12,802,000	12,088,000
Accumulated depreciation and amortization	(8,563,000)	(8,404,000)
Equipment and leasehold improvements, net	$4,239,000	$3,684,000

6.ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	July 1,	January 1,
	2016	2016
Accrued bonuses	$1,424,000	$922,000
Accrued interest	—	4,000
Paid leave bank	2,053,000	1,710,000
Compensation and payroll taxes	1,668,000	1,494,000
Accrued legal	277,000	523,000
Accrued workers’ compensation insurance	50,000	268,000
Accrued rent	170,000	169,000
Employee withholdings	1,158,000	942,000
Client deposits	146,000	106,000
Unvouchered accounts payable	9,808,000	3,061,000
Other	560,000	1,135,000
Total accrued liabilities	$17,314,000	$10,334,000

7.DEBT

Total debt obligations consist of the following:

	July 1,	January 1,
	2016	2016
Outstanding borrowings on delayed draw term loan	$1,650,000	$1,850,000
Notes payable for 360 Energy Engineers, LLC, 36 month term, bearing interest at 4%, payable in monthly principal and interest installments of $88,752 through December 2017.	1,537,000	2,033,000
Notes payable for Abacus, 24 month term, bearing interest at 4%, payable in monthly principal and interest installments of $54,281 through January 2017.	374,000	690,000
Notes payable for insurance, 11 month term, bearing interest at 2.773%, payable in monthly principal and interest installments of $55,868 through October 2016.	221,000	551,000
Deferred purchase price for the acquisition of the assets of Genesys, bearing interest at 0.650%, payable in monthly principal and interest installments of $191,667 through March 2018.	3,812,000	—
Total debt obligations	7,594,000	5,124,000
Less current portion	5,549,000	4,039,000
Debt obligations, less current portion	$2,045,000	$1,085,000

To finance the acquisitions of Abacus and 360 Energy on January 15, 2015, the Company borrowed $2.0 million under its delayed draw term loan facility pursuant to the BMO Credit Agreement described below. The term loan bears interest at the LIBOR rate plus an applicable margin ranging between 2.25% and 2.75%, set at the LIBOR rate plus 2.50% as of July 1, 2016, and matures on March 24, 2017. Interest on the term loan is payable quarterly, beginning April 13, 2015. Principal on the term loan is payable on the last day of each March, June, September and December in each year, with the amount of each such principal installment equal to: (i) $75,000 on the last day of September and December 2016 and (ii) all of the remaining outstanding principal amount on March 24, 2017. The term loan is governed by the terms of the BMO Credit Agreement.

On January 15, 2015, in connection with the completion of the acquisition of Abacus, WES issued promissory notes to Mark Kinzer (the “Kinzer Note”) and Steve Rubbert (the “Rubbert Note” and, together with the Kinzer Note, the “Abacus Notes”). The initial outstanding principal amounts of the Kinzer Note and the Rubbert Note were $0.6 million and $0.6 million, respectively. The Abacus Notes provide for a fixed interest rate of 4% per annum. The Abacus Notes are fully amortizing and payable in equal monthly installments between February 15, 2015 and their January 15, 2017 maturity date. The Abacus Notes contain events of default provisions customary for documents of this nature. Mr. Kinzer and Mr. Rubbert have entered into a Subordination Agreement, dated as of January 15, 2015, in favor of BMO Harris, pursuant to which any indebtedness under the Abacus Notes is subordinated to any indebtedness under the BMO Credit Agreement. Through July 1, 2016 the Company had made principal payments of approximately $0.4 million on each of the Abacus Notes and as of July 1, 2016, the outstanding balance was $0.2 million on each of the Abacus Notes.

On January 15, 2015, in connection with the completion of the acquisition of 360 Energy, WES issued a promissory note to 360 Energy (the “360 Energy Note”). The initial outstanding principal amount of the 360 Energy Note was $3.0 million. The 360 Energy Note provides for a fixed interest rate of 4% per annum. The 360 Energy Note is fully amortizing and payable in equal monthly installments between January 31, 2015 and its December 31, 2017 maturity date. The 360 Energy Note contains events of default provisions customary for documents of this nature. 360 Energy has entered into a Subordination Agreement, dated as of January 15, 2015, in favor of BMO Harris, pursuant to which any indebtedness under the 360 Energy Note is subordinated to any indebtedness under the BMO Credit Agreement. Through July 1, 2016 the Company had made principal payments of approximately $1.5 million on the 360 Energy Note and the outstanding balance was $1.5 million as of July 1, 2016.

The Asset Purchase and Merger Agreement for the acquisition of the assets of Genesys dated March 4, 2016, included deferred payments to Robert J. Braun (“Braun”) and Ronald W. Mineo (“Mineo”) in the amount of $2.3 million

(“Deferred Payments”), each.  The Deferred Payments are to be paid in twenty-four (24) equal monthly installments in the amount of $95,834, inclusive of interest at the rate of 0.65% per annum.  Payments commenced April 4, 2016 and conclude March 4, 2018.  Through July 1, 2016 the Company made payments of $0.4 million inclusive of interest and as of July 1, 2016, the outstanding balances on the Deferred Payments to each of Messrs. Braun and Mineo was approximately $1.9 million.

BMO Credit Facility.  The Company and its subsidiaries and Genesys, as guarantors, have entered into a credit agreement (as amended, the “BMO Credit Agreement”) with BMO Harris Bank, N.A., or BMO, that provides for a revolving line of credit of up to $7.5 million, subject to a borrowing base calculation, and a delayed draw term loan facility of up to $3.0 million. The $7.5 million revolving credit facility includes a $5.0 million standby letter of credit sub-facility. As of July 1, 2016, there were no outstanding borrowings under the revolving line of credit and approximately $1.7 million in loans outstanding under the term loan facility and, after considering the BMO Credit Agreement’s borrowing base calculation and debt covenants (each as described below), $7.5 million under the revolving line of credit and $1.3 million under the delayed draw term loan facility were available for borrowing.

The term loan bears interest, at the Company’s option, at (a) the base rate plus an applicable margin ranging between 1.25% and 1.75%, or (b) the LIBOR rate plus an applicable margin ranging between 2.25% and 2.75%. Borrowings under the revolving line of credit bear interest, at the Company’s option, at (a) the base rate plus an applicable margin ranging between 0.75% and 1.25%, or (b) the LIBOR rate plus an applicable margin ranging between 1.75% and 2.25%. The applicable margin is determined based on the Company’s total leverage ratio. Interest on the term loan is payable quarterly, beginning April 13, 2015 and was 3.1% as of July 1, 2016. Principal on the term loan is payable on the last day of each March, June, September, and December in each year, with the amount of each such principal installment equal to: (i) $75,000 on the last day of September and December 2016, and (ii) all of the remaining outstanding principal amount on March 24, 2017.  The Company is currently in the process of negotiating a refinancing of the credit facility under the BMO Credit Agreement; however, the Company may not be able to refinance such facility on terms favorable to it or at all.  In the event the Company does not refinance the credit facility, the Company intends to repay any outstanding amounts with cash on hand.  The term loan is governed by the terms of the BMO Credit Agreement.

 All borrowings under the revolving line of credit are limited to a borrowing base equal to roughly 75% of the eligible accounts receivable plus 50% of the lower of cost or market value of the Company’s eligible inventory, each term as defined in the BMO Credit Agreement. Under the BMO Credit Agreement, as of July 1, 2016, no cash amounts are restricted. The revolving line of credit matures on March 24, 2017 and term loans can be requested at any time prior to February 22, 2017, which would mature March 24, 2017.

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

The BMO Credit Agreement also includes customary negative covenants, including (i) restrictions on the incurrence of additional indebtedness by the Company or the Guarantors other than indebtedness existing on the date of the BMO Credit Agreement, (ii) restrictions on the total consideration for all permitted acquisitions (including potential future earn-out obligations) shall not exceed $1.5 million during the term of the agreement and the total consideration for any individual permitted acquisition shall not exceed $750,000 without BMO’s consent, and (iii) limitations on asset sales, mergers and acquisitions. In addition, the credit agreement includes customary events of default. Upon the occurrence of an event of default, the interest rate may be increased by 2.0%, BMO has the option to make any loans then outstanding under the BMO Credit Agreement immediately due and payable, and BMO is no longer obligated to extend further credit to the Company under the BMO Credit Agreement. As of July 1, 2016, the Company was in compliance with the covenants under the BMO Credit Agreement.

Insurance Premiums.  The Company has also financed, from time to time, insurance premiums by entering into unsecured notes payable with insurance companies. During the Company’s annual insurance renewals in the fourth quarter of its fiscal year ended January 1, 2016, the Company elected to finance its insurance premiums for the upcoming fiscal year.

8.COMMITMENTS

Leases

The Company is obligated under capital leases for certain furniture and office equipment that expire at various dates through the year 2019.

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

During fiscal year 2015, the Company assessed the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. The Company has ultimately determined that it is not more-likely-than-not that the entire California net operating loss will be utilized prior to expiration.  Significant pieces of objective evidence evaluated included the Company’s history of utilization of California net operating losses in prior years for each of its subsidiaries, as well as its forecasted amount of net operating loss utilization for certain members of the combined group.  Based on this evaluation, as of January 1, 2016, the Company recorded a valuation allowance in the amount of $73,000 related to California net operating losses.  There was no change to the valuation allowance as of July 1, 2016.

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

The Company recognizes the tax benefit from uncertain tax positions if it is more likely than not that the tax positions will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefit is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.  As of July 1, 2016, the Company has not recorded a liability for uncertain tax positions.

Based on management’s estimates and determination of an effective tax rate for the year, the Company recorded an income tax expense of $0.7 million and $1.4 million for the three and six months ended July 1, 2016, respectively, as compared to $1.1 million and $2.2 million for the three and six months ended July 3, 2015, respectively.  During the six months ended July 1, 2016, the Company determined that certain deductions related to energy efficient commercial building deductions were higher than what was estimated in the income tax provision for 2015.  Accordingly, the Company has recorded a reduction of income tax expense of approximately $0.5 million as a change in estimate for the three and six month periods ended July 1, 2016.  The difference between the tax expense recorded and the expense that would be recorded by applying the federal statutory rate primarily relates to state income taxes, tax benefit related to the energy efficient commercial building deduction, and certain expenses that are non-deductible for tax purposes, including meals and entertainment, lobbying and compensation expense related to incentive stock options.

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

The accounting policies applied to determine the segment information are the same as those described in the summary of significant accounting policies included in the Company’s 2015 Annual Report on Form 10-K filed on March 15, 2016. There were no intersegment sales in the three and six month periods ended July 1, 2016 and July 3, 2015. Management evaluates the performance of each segment based upon income or loss from operations before income taxes. Certain segment asset information including expenditures for long-lived assets has not been presented as it is not reported to or reviewed by the chief operating decision maker. In addition, enterprise-wide service line contract revenue is not included as it is impracticable to report this information for each group of similar services.

Financial information with respect to the reportable segments as of and for the fiscal three and six months ended July 1, 2016 and as of and for the fiscal three and six months ended July 3, 2015 is as follows:

	Energy		Public	Homeland
	Efficiency	Engineering	Finance	Security	Unallocated		Consolidated
	Services	Services	Services	Services	Corporate	Intersegment	Total
Fiscal Three Months Ended July 1, 2016
Contract revenue	$42,606,000	$12,696,000	$3,018,000	$621,000	$—	$—	$58,941,000
Segment profit (loss) before income tax expense	2,308,000	2,019,000	(42,000)	63,000	(427,000)	—	3,921,000
Net income (loss)	1,854,000	1,664,000	(24,000)	50,000	(354,000)	—	3,190,000
Segment assets(1)	71,146,000	13,735,000	6,135,000	409,000	34,129,000	(23,130,000)	102,424,000
Fiscal Three Months Ended July 3, 2015
Contract revenue	$21,537,000	$11,505,000	$3,025,000	$706,000	$—	$—	$36,773,000
Segment profit (loss) before income tax expense	1,549,000	1,024,000	150,000	(22,000)	9,000	—	2,710,000
Net income (loss)	918,000	578,000	118,000	(12,000)	—	—	1,602,000
Segment assets(1)	40,622,000	14,037,000	4,907,000	880,000	41,912,000	(23,130,000)	79,228,000
Fiscal Six Months Ended July 1, 2016
Contract revenue	$61,586,000	$23,957,000	$6,007,000	$1,306,000	$—	$—	$92,856,000
Segment profit (loss) before income tax expense	3,198,000	3,085,000	8,000	88,000	(669,000)	—	5,710,000
Net income (loss)	2,390,000	2,306,000	6,000	66,000	(500,000)	—	4,268,000
Segment assets(1)	71,146,000	13,735,000	6,135,000	409,000	34,129,000	(23,130,000)	102,424,000
Fiscal Six Months Ended July 3, 2015
Contract revenue	$40,443,000	$22,309,000	$5,696,000	$1,622,000	$—	$—	$70,070,000
Segment profit (loss) before income tax expense	3,381,000	2,160,000	191,000	77,000	(466,000)	—	5,343,000
Net income (loss)	1,959,000	1,204,000	160,000	44,000	(270,000)	—	3,097,000
Segment assets(1)	40,622,000	14,037,000	4,907,000	880,000	41,912,000	(23,130,000)	79,228,000

(1)	Segment assets represent segment assets, net of intercompany receivables.

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

We operate our business through a network of offices located primarily in California and New York. We also have operations in Arizona, Colorado, Florida, Illinois, Kansas, Oregon, Texas, Washington and Washington, DC. As of July 1, 2016 we had a staff of 770, which includes licensed engineers and other professionals.

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

Energy Efficiency Services.   Our Energy Efficiency Services segment consists of the business of our subsidiary, Willdan Energy Solutions, which offers energy efficiency and sustainability consulting services to utilities, public agencies and private industry. This segment is currently our largest segment based on contract revenue, representing approximately 66.3% and 57.7% of our consolidated contract revenue for the six months ended July 1, 2016 and July 3, 2015, respectively.  The percent of contract revenue contributed by our Energy Efficiency Services segment increased year over year primarily as a result of our acquisition of the assets of Genesys in March 2016.

Engineering Services.    Our Engineering Services segment includes the operations of our subsidiaries, Willdan Engineering, Willdan Infrastructure and Public Agency Resources (“PARs”). Willdan Engineering provides civil engineering‑related and city planning services, geotechnical and other engineering consulting services to our clients.  Willdan Infrastructure, which was launched in fiscal year 2013, provides engineering services to larger rail, port, water, mining and other civil engineering projects.  PARs primarily provides staffing to Willdan Engineering. Contract revenue for the Engineering Services segment represented approximately 25.8% and 31.8% of our consolidated contract revenue for the six months ended July 1, 2016 and July 3, 2015, respectively.

Public Finance Services.    Our Public Finance Services segment consists of the business of our subsidiary, Willdan Financial Services, which offers economic and financial consulting services to public agencies. Contract revenue for the Public Finance Services segment represented approximately 6.5% and 8.1% of our consolidated contract revenue for the six months ended July 1, 2016 and July 3, 2015, respectively.

Homeland Security Services.    Our Homeland Security Services segment consists of the business of our subsidiary, Willdan Homeland Solutions, which offers national preparedness and interoperability services and communications and technology solutions. Contract revenue for our Homeland Security Services segment represented approximately 1.4% and 2.3% of our consolidated contract revenue for the six months ended July 1, 2016 and July 3, 2015, respectively.

Components of Revenue and Expense

Contract Revenue

We provide our services under contracts, purchase orders or retainer letters. The contracts we enter into with our clients contain three principal types of pricing provisions: time and materials, unit based, and fixed price. Revenue on our time and materials and unit based contracts are recognized as the work is performed in accordance with specific terms of the contract. Approximately 24% of our contracts are based on contractual rates per hour plus costs incurred. Some of these contracts include maximum contract prices, but the majority of these contracts are not expected to exceed the maximum. Contract revenue on our fixed price contracts is determined on the percentage of completion method based generally on the ratio of direct costs incurred to date to estimated total direct costs at completion. Many of our fixed price contracts are relatively short in duration, thereby lowering the risks of not properly estimating the percent complete.

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

As of July 1, 2016, we have not completed our final estimate of fair value of the assets acquired and liabilities assumed due to the timing of the transaction and incomplete information necessary to finalize such estimates of fair value.  Accordingly, we have preliminarily estimated the fair values of the assets acquired and the liabilities assumed.  We will finalize the fair value estimates within twelve months of the acquisition date.  See Note 2 “—Business Combinations” of notes to our condensed consolidated financial statements.

Goodwill

We test our goodwill at least annually for possible impairment. We complete our annual testing of goodwill as of the last day of the first month of our fourth fiscal quarter each year to determine whether there is impairment. In addition to our annual test, we regularly evaluate whether events and circumstances have occurred that may indicate a potential impairment of goodwill. We did not recognize any goodwill impairment charges during the six months ended July 1, 2016 and July 3, 2015. We had goodwill of approximately $25.3 million as of July 1, 2016 as the result of two acquisitions in January 2015, one acquisition in April 2015 and one acquisition in March 2016.

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

During fiscal year 2015, we assessed the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. We have ultimately determined that it is not more-likely-than-not that the entire California net operating loss will be utilized prior to expiration.  Significant pieces of objective evidence evaluated included our history of utilization of California net operating losses in prior years for each of our subsidiaries, as well as our forecasted amount of net operating loss utilization for certain members of the combined group.  Based on this evaluation, as of January 1, 2016, we recorded a valuation allowance in the amount of $73,000 related to California net operating losses.  There was no change to the valuation allowance as of July 1, 2016.

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

	Fiscal Three Months Ended		Fiscal Six Months Ended
	July 1,	July 3,	July 1,	July 3,
	2016	2015	2016	2015
Statement of Operations Data:
Contract revenue	100.0%	100.0%	100.0%	100.0%
Direct costs of contract revenue (exclusive of depreciation and amortization shown separately below):
Salaries and wages	16.6	22.3	19.7	23.1
Subcontractor services and other direct costs	53.1	40.0	46.3	37.8
Total direct costs of contract revenue	69.7	62.3	66.1	60.9
General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	14.3	17.1	16.4	18.4
Facilities and facility related	1.4	2.6	2.1	2.8
Stock-based compensation	0.4	0.3	0.5	0.4
Depreciation and amortization	1.6	1.4	1.7	1.3
Other	5.8	8.7	7.0	8.3
Total general and administrative expenses	23.6	30.1	27.7	31.3
Income from operations	6.7	7.6	6.2	7.8
Other (expense) income:
Interest expense	(0.1)	(0.2)	(0.1)	(0.2)
Other, net	0.0	(0.1)	0.0	0.0
Total other expense, net	(0.1)	(0.3)	(0.1)	(0.1)
Income before income taxes	6.7	7.4	6.1	7.6
Income tax expense	1.2	3.0	1.6	3.2
Net income	5.4%	4.4	4.6%	4.4%

Three Months Ended July 1, 2016 Compared to Three Months Ended July 3, 2015

Contract revenue    Our contract revenue was $58.9 million for the three months ended July 1, 2016, with $42.6 million attributable to the Energy Efficiency Services segment, $12.7 million attributable to the Engineering Services segment, $3.0 million attributable to the Public Finance Services segment, and $0.6 million attributable to the Homeland Security Services segment. Consolidated contract revenue increased $22.2 million, or 60.3%, to $58.9 million for the three months ended July 1, 2016 as compared to $36.8 million for the three months ended July 3, 2015. Included in our consolidated contract revenue and contract revenue in our Energy Efficiency Services segment for the three months ended July 1, 2016 was incremental contract revenue of $15.5 million attributable to our acquisition of the assets of Genesys that we completed on March 4, 2016.  Excluding the incremental contract revenue from the acquisition, our consolidated contract revenue increased by $6.7 million.

Contract revenue in our Energy Efficiency Services segment increased $21.1 million, or 97.8%, to $42.6 million for the three months ended July 1, 2016 as compared to $21.5 million for the three months ended July 3, 2015.  Excluding incremental revenue from our acquisition of the assets of Genesys, revenue in our Energy Efficiency Services segment increased as a result of increased revenue generated during the three months ended July 1, 2016 compared to the same period last year from the assets of 360 Energy Engineers, LLC (“360 Energy”) acquired in January 2015. Contract revenue for the Engineering Services segment increased $1.2 million, or 10.3%, to $12.7 million, for the three months ended July 1, 2016 as compared to $11.5 million for the three months ended July 3, 2015. Contract revenue for the Engineering Services segment increased primarily due to greater demand for our city engineering services in California, our building and safety services, and our construction management services. Contract revenue for the Public

Finance Services segment remained relatively flat at $3.0 million for the three months ended July 1, 2016 as compared to the three months ended July 3, 2015.  Contract revenue for the Homeland Security Services segment decreased by $0.1 million, or 11.9% for the three months ended July 1, 2016 to $0.6 million as compared to $0.7 million for the three months ended July 3, 2015. Revenue in the Homeland Security Services segment decreased due to slightly lower levels of activity in the traditional planning, training and exercise consulting services business.

Direct costs of contract revenue.    Direct costs of contract revenue were $41.1 million for the three months ended July 1, 2016, with $32.2 million attributable to the Energy Efficiency Services segment, $7.1 million attributable to the Engineering Services segment, $1.4 million attributable to the Public Finance Services segment, and $0.4 million attributable to the Homeland Security Services segment. Included in direct costs of contract revenue for the three months ended July 1, 2016 was incremental direct costs of revenue of $13.8 million attributable to our acquisition of the assets of Genesys. Overall, direct costs increased by $18.2 million, or 79.5%, to $41.1 million for the three months ended July 1, 2016 from $22.9 million for the three months ended July 3, 2015.  This increase is primarily attributable to increases in direct costs within our Energy Efficiency Services of $17.7 million, or 122.2%, which includes $13.8 million contributed by Genesys. Excluding the acquisition of the assets of Genesys for the Energy Efficiency Services segment, direct costs increased by $3.9 million, primarily due to an increase in sub-contractor services utilized by 360 Energy. Direct costs for the Engineering Services and Public Finance Services segments increased $0.4 million, or 5.9%, and $0.2 million, or 13.8%, respectively. Direct costs of contract revenue in our Homeland Security Services segment decreased by $0.1 million.

Direct costs increased as a result of increases in salaries and wages of $1.6 million and an increase in subcontractor services and other direct costs of $16.6 million. Within direct costs of contract revenue, salaries and wages decreased to 16.6% of contract revenue for the three months ended July 1, 2016 from 22.3% for the three months ended July 3, 2015 and subcontractor services and other direct costs increased to 53.1% of contract revenue for the three months ended July 1, 2016 from 39.9% of contract revenue for the three months ended July 3, 2015. Subcontractor services increased primarily because of increased demand for the energy efficiency, sustainability and renewable energy services of our subsidiary Willdan Energy Solutions, which generally utilizes a higher percentage of subcontractors than our other segments. The increased revenue in our Energy Efficiency Services segment resulted in large part due to the additional revenue contributed by our acquisition of the assets of Genesys in March 2016.

General and administrative expenses.    General and administrative expenses increased by $2.8 million, or 25.4%, to $13.9 million for the three months ended July 1, 2016 from $11.1 million for the three months ended July 3, 2015. This was due primarily to increases of $2.6 million and $0.1 million, in general and administrative expenses of the Energy Efficiency Services and Public Finance Services segments, respectively and partially offset by a decrease of $0.1 million in the Homeland Security Services segment.  General and administrative expenses for the Engineering Services segment remained flat.  Unallocated corporate expenses increased by $0.2 million. General and administrative expenses as a percentage of contract revenue decreased to 23.6% for the three months ended July 1, 2016 as compared to 30.1% for the three months ended July 3, 2015.

Of the $2.8 million increase in general and administrative expenses, approximately $2.2 million relates to increases in salaries and wages, payroll taxes and employee benefits. The increase in employee related costs primarily resulted from increased headcount within our Energy Efficiency and Engineering Services segments.  As noted under “-Components of Revenue and Expenses-Direct Costs of Contract Revenue,” we include salaries and wages not spent directly generating revenue under existing contracts in general and administrative expenses.  Other general and administrative expenses increased by $0.2 million. Depreciation and amortization expenses increased by $0.5 million. Facilities and facility related expenses decreased by $0.1 million. Stock-based compensation expenses increased by $0.1 million.

Income from operations.     As a result of the above factors, our operating income was $4.0 million for the three months ended July 1, 2016 as compared to operating income of $2.8 million for the three months ended July 3, 2015.  Income from operations as a percentage of contract revenue was 6.7% for the three months ended July 1, 2016, as compared to 7.6% in the prior year period.

Total other expense, net.    Total other expense, net was $43,000 for the three months ended July 1, 2016, as compared to other expense, net of $94,000 for the three months ended July 3, 2015. This decrease in expense is primarily the result of minimal other expense during the quarter ended July 1, 2016.

Income tax expense.    Income tax expense was $0.7 million for the three months ended July 1, 2016, as compared to $1.1 million for the three months ended July 3, 2015.  The decrease of $0.4 million, or 34.0% is primarily due to energy efficient commercial building deductions under Internal Revenue Code 179D that we are utilizing in 2016. We determined that certain deductions related to energy efficient commercial building deductions were higher than what was estimated in the income tax provision for 2015.  Accordingly, the Company has recorded a reduction of income tax expense of approximately $0.5 million as a change in estimate for the three months ended July 1, 2016.  Income tax expense for the three months ended July 1, 2016 primarily relates to federal and state income taxes.  The difference between the tax expense recorded and the expense that would be recorded by applying the federal statutory rate primarily relates to state income taxes and certain expenses that are non-deductible for federal tax purposes, including meals and entertainment, lobbying and compensation expense related to incentive stock options.  Additionally, the income tax expense in the current quarter reflects an adjustment to the tax effected value of deferred tax assets and liabilities resulting from changes in the estimated effective state income tax rate.

Net income.     As a result of the above factors, our net income was $3.2 million for the three months ended July 1, 2016, as compared to net income of $1.6 million for the three months ended July 3, 2015.

Six Months Ended July 1, 2016 Compared to Six Months Ended July 3, 2015

Contract revenue.    Our contract revenue was $92.9 million for the six months ended July 1, 2016, with $61.6 million attributable to the Energy Efficiency Services segment, $24.0 million attributable to the Engineering Services segment, $6.0 million attributable to the Public Finance Services segment, and $1.3 million attributable to the Homeland Security Services segment. Consolidated contract revenue increased $22.8 million, or 32.5%, to $92.9 million for the six months ended July 1, 2016 as compared to $70.1 million for the six months ended July 3, 2015. Included in our consolidated contract revenue and contract revenue in our Energy Efficiency Services segment for the six months ended July 1, 2016 was incremental contract revenue of $19.4 million attributable to the acquisition of the assets of Genesys that we completed on March 4, 2016.  Excluding the incremental contract revenue from the acquisition, our consolidated contract revenue increased by $3.4 million, primarily due to a delayed 2016 ConEd contract extension that was resolved during the quarter.

Contract revenue in our Energy Efficiency Services segment increased $21.1 million, or 52.3%, to $61.6 million for the six months ended July 1, 2016 as compared to $40.4 million for the six months ended July 3, 2015.  Excluding the incremental contract revenue from our acquisition of the assets of Genesys, our contract revenue for the Energy Efficiency Services segment increased by $1.7 million, primarily as a result of increased revenue generated during the six months ended July 1, 2016 compared to the same period last year from the assets of 360 Energy acquired in January 2015.  Contract revenue for the Engineering Services and Public Finance Services segments increased $1.6 million, or 7.4%, and $0.3 million, or 5.5%, respectively, for the six months ended July 1, 2016 as compared to the six months ended July 3, 2015. Contract revenue for the Engineering Services segment increased primarily due to greater demand for our building and safety services in California and Arizona and our construction management services. These increases were offset by a decrease in contract revenue for the Homeland Security Services segment of $0.3 million, or 19.5% for the six months ended July 1, 2016 to $1.3 million as compared to $1.6 million for the six months ended July 3, 2015.  Revenue in the Homeland Security Services segment decreased due to slightly lower levels of activity in the traditional planning, training, and exercise consulting services business.

Direct costs of contract revenue.    Direct costs of contract revenue were $61.4 million for the six months ended July 1, 2016, with $44.5 million attributable to the Energy Efficiency Services segment, $13.3 million attributable to the Engineering Services segment, $2.7 million attributable to the Public Finance Services segment, and $0.8 million attributable to the Homeland Security Services segment.  Included in direct costs of contract revenue for the six months ended July 1, 2016 was incremental direct costs of contract revenue of $17.2 million attributable to our acquisition of the assets of Genesys.  Overall, direct costs increased by $18.7 million, or 43.7%, to $61.4 million for the six months ended July 1, 2016 from $42.7 million for the six months ended July 3, 2015.  This increase is primarily attributable to increases in direct costs within our Energy Efficiency Services segment of $17.8 million, or 66.4%, $17.2 million of which was contributed by Genesys.  Excluding the acquisition of the assets of Genesys, direct costs within the Energy Efficiency Services segment increased by $0.6 million, primarily as a result of the increase in sub-contractor services used by 360 Energy.  Direct costs for the Engineering Services and Public Finance Services segments increased $0.8 million, or 6.3%, and $0.3 million, or 14.6%, respectively. Direct costs of contract revenue in our Homeland Security Services segment decreased by $0.2 million or 22.0%.

Direct costs increased as a result of an increase in salaries and wages of $2.1 million and subcontractor services and other costs of $16.5 million. Within direct costs of contract revenue, salaries and wages decreased to 19.7% of contract revenue for the six months ended July 1, 2016 from 23.1% for the six months ended July 3, 2015 and subcontractor services and other direct costs increased to 46.3% of contract revenue for the six months ended July 1, 2016 from 37.8% of contract revenue for the six months ended July 3, 2015. Subcontractor services increased primarily due to the increased use of subcontractors to perform work primarily for Genesys in our Energy Efficiency Services segment.

General and administrative expenses.    General and administrative expenses increased by $3.8 million, or 17.1%, to $25.7 million for the six months ended July 1, 2016 from $21.9 million for the six months ended July 3, 2015. This was due primarily to increases of $3.6 million, $0.1 million and $0.1 million, in general and administrative expenses of the Energy Efficiency Services, the Engineering Services and the Public Finance Services, segments, respectively.  General and administrative expenses in our Homeland Security Service segment and unallocated corporate expenses each remained flat. General and administrative expenses as a percentage of contract revenue decreased to 27.7% for the six months ended July 1, 2016 as compared to 31.3% for the six months ended July 3, 2015.

Of the $3.8 million increase in general and administrative expenses, approximately $2.3 million, $0.2 million, $0.6 million and $0.7 million relates to increases in salaries and wages, stock compensation expense, depreciation and amortization, and other general and administrative expenses, respectively.  Facilities and facility related expenses remained flat.

Income from operations.     As a result of the above factors, our operating income was $5.8 million for the six months ended July 1, 2016 as compared to operating income of $5.4 million for the six months ended July 3, 2015.  The increase in income from operations was primarily due to higher revenue in the Energy Efficiency Services segment. Income from operations as a percentage of contract revenue was 6.2% for the six months ended July 1, 2016, as compared to 7.8% in the prior year period.

Total other expense, net.    Total other expense, net was $92,000 for the six months ended July 1, 2016, as compared to $90,000 for the six months ended July 3, 2015. This increase in expense is primarily due to minimal other income as an offset to interest expense.

Income tax expense.    Income tax expense was $1.4 million for the six months ended July 1, 2016, as compared to $2.2 million for the six months ended July 3, 2015.  The decrease of $0.8 million, or 35.8% is primarily due to energy efficient commercial building deductions under Internal Revenue Code 179D that we are utilizing in 2016.  We determined that certain deductions related to energy efficient commercial building deductions were higher than what was estimated in the income tax provision for 2015.  Accordingly, the Company has recorded a reduction of income tax expense of approximately $0.5 million as a change in estimate for the six months ended July 1, 2016.  Income tax expense for the six months ended July 1, 2016 primarily relates to federal and state income taxes.  The difference between the tax expense recorded and the expense that would be recorded by applying the federal statutory rate primarily relates to state income taxes, tax benefit related to the energy efficient commercial building deduction, and certain expenses that are non-deductible for federal tax purposes, including meals and entertainment, lobbying and compensation expense related to incentive stock options.

Net income.     As a result of the above factors, our net income was $4.3 million for the six months ended July 1, 2016, as compared to net income of $3.1 million for the six months ended July 3, 2015.

Liquidity and Capital Resources

As of July 1, 2016, we had $10.5 million of cash and cash equivalents.  Our cash decreased by $6.0 million since January 1, 2016 due to our payment of $8.9 million in cash for the acquisition of substantially all of the assets of Genesys.  Our primary source of liquidity is cash generated from operations.  We also have a revolving line of credit with BMO Harris Bank, N.A., which matures on March 24, 2017 and provides for a revolving line of credit of up to $7.5 million, subject to a borrowing base calculation, and a delayed draw term loan facility of up to $3.0 million. We are currently in the process of negotiating a refinancing of the credit facility under the BMO Credit Agreement; however, we may not be able to refinance such credit facility on terms favorable to us or at all.  In the event we do not refinance the credit facility, we intend to repay any outstanding amounts due with cash on hand.  We believe that our cash and cash equivalents on hand, cash generated by operating activities and available borrowings under our revolving line of credit will be sufficient to finance our operating activities for at least the next 12 months.

Cash flows from operating activities

Cash flows provided by operating activities were $7.2 million for the six months ended July 1, 2016, as compared to cash flows provided by operating activities of $2.8 million for the six months ended July 3, 2015.  The cash flows provided by operating activities in the six months ended July 1, 2016 were comparatively higher than the prior period due to an increase in cash flows from collections of accounts receivable, and increases in accrued liabilities, billings in excess of costs and net income, partially offset by decreases in cash flows related to timing of working capital payments.

Cash flows from investing activities

Cash flows used in investing activities were $9.8 million for the six months ended July 1, 2016 as compared to cash flows used in investing activities of $9.5 million for the six months ended July 3, 2015. The cash flows used in investing activities in the six months ended July 1, 2016 were primarily due to cash paid in March 2016 for the acquisition of the assets of Genesys. We used cash for investing activities during the six months ended July 3, 2015 primarily for the acquisitions of Abacus and 360 Energy on January 15, 2015 and Economists LLC on April 3, 2015.  Capital expenditures remained relatively unchanged.

Cash flows from financing activities

Cash flows used in financing activities were $3.4 million for the six months ended July 1, 2016 as compared to cash flows provided by financing activities of $1.2 million for the six months ended July 3, 2015.  The cash flows used in financing activities for the six months ended July 1, 2016 were primarily attributable to payments on notes payable to Abacus and 360 Energy and cash paid for earn-out payments owed to the sellers of 360 Energy, which we acquired in January 2015.  The cash flows provided by financing activities for the six months ended July 3, 2015 was primarily attributable to proceeds from notes payable and proceeds from stock option exercises, which was partially offset by payments on notes payable to Abacus and 360 Energy.

Outstanding indebtedness

BMO Credit Facility.  We and our subsidiaries and Genesys, as guarantors, have entered into a credit agreement (as amended, the “BMO Credit Agreement”) with BMO Harris Bank, N.A., or BMO, that provides for a revolving line of credit of up to $7.5 million, subject to a borrowing base calculation, and a delayed draw term loan facility of up to $3.0 million. The $7.5 million revolving credit facility includes a $5.0 million standby letter of credit sub-facility. As of July 1, 2016, there were no outstanding borrowings under the revolving line of credit and approximately $1.7 million in loans outstanding under the term loan facility and, after considering the BMO Credit Agreement’s borrowing base calculation and debt covenants (each as described below), $7.5 million under the revolving line of credit and $1.3 million under the delayed draw term loan facility were available for borrowing.

The term loan bears interest, at our option, at (a) the base rate plus an applicable margin ranging between 1.25% and 1.75%, or (b) the LIBOR rate plus an applicable margin ranging between 2.25% and 2.75%. Borrowings under the revolving line of credit bear interest, at our option, at (a) the base rate plus an applicable margin ranging between 0.75% and 1.25%, or (b) the LIBOR rate plus an applicable margin ranging between 1.75% and 2.25%. The applicable margin is determined based on our total leverage ratio. Interest on the term loan is payable quarterly, beginning April 13, 2015 and was 3.1% as of July 1, 2016. Principal on the term loan is payable on the last day of each March, June, September, and December in each year, with the amount of each such principal installment equal to: (i) $75,000 on the last day of September and December 2016, and (ii) all of the remaining outstanding principal amount on March 24, 2017. The Company is currently in the process of negotiating a refinancing of the credit facility under the BMO Credit Agreement; however, the Company may not be able to refinance such facility on terms favorable to it or at all.  In the event the Company does not refinance the credit facility, the Company intends to repay any outstanding amounts with cash on hand.  The term loan is governed by the terms of the BMO Credit Agreement.

 All borrowings under the revolving line of credit are limited to a borrowing base equal to roughly 75% of the eligible accounts receivable plus 50% of the lower of cost or market value of our eligible inventory, each term as defined in the BMO Credit Agreement. Under the BMO Credit Agreement, as of July 1, 2016, no cash amounts are restricted. The revolving line of credit matures on March 24, 2017 and term loans can be requested at any time prior to February 22, 2017, which would mature March 24, 2017.

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

The BMO Credit Agreement also includes customary negative covenants, including (i) restrictions on the incurrence of additional indebtedness by us or the Guarantors other than indebtedness existing on the date of the BMO Credit Agreement, (ii) restrictions on the total consideration for all permitted acquisitions (including potential future earn-out obligations) shall not exceed $1.5 million during the term of the agreement and the total consideration for any individual permitted acquisition shall not exceed $750,000 without BMO’s consent, and (iii) limitations on asset sales, mergers and acquisitions. In addition, the credit agreement includes customary events of default. Upon the occurrence of an event of default, the interest rate may be increased by 2.0%, BMO has the option to make any loans then outstanding under the BMO Credit Agreement immediately due and payable, and BMO is no longer obligated to extend further credit to us under the BMO Credit Agreement. As of July 1, 2016, we were in compliance with the covenants under the BMO Credit Agreement.

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

Stock Compensation

On March 30, 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which amends the current stock compensation guidance. The amendments simplify the accounting for the taxes related to stock-based compensation, including adjustments to how excess tax benefits and a company's payments for tax withholdings should be classified. The standard is effective for fiscal periods beginning after December 15, 2016, with early adoption permitted. We elected to early adopt ASU 2016-09 on a prospective basis, which did not have a material impact for the quarter ended July 1, 2016.

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

We had cash and cash equivalents of $10.5 million as of July 1, 2016. This amount represents cash on hand in business checking accounts with BMO Harris Bank.

We do not engage in trading activities and do not participate in foreign currency transactions or utilize derivative financial instruments.

We are subject to interest rate risk in connection with borrowings under our revolving line of credit and delayed draw term loan facility, each of which bears interest at variable rates. At July 1, 2016, we had no borrowings outstanding under our $7.5 million revolving credit facility, with $7.5 million available for borrowing after considering the credit agreement’s borrowing base calculation and debt covenants, and we had approximately $1.7 million of term loans outstanding that bear interest at variable rates.  Borrowings under our revolving line of credit will accrue interest at either (i) a floating rate equal to 0.75% above the base rate in effect from time to time or (ii) a floating rate equal to 1.75% above LIBOR, with the interest rate to be selected by us.  Our term loan bears interest at the LIBOR rate plus an applicable margin ranging between 2.25% and 2.75%, currently set at the LIBOR rate plus 2.50%, or 3.1% as of July 1, 2016 and matures on March 24, 2017. We do not have any interest rate hedges or swaps.  Based upon the amount outstanding under these loans, a one percentage point change in the assumed interest rate would change our annual interest expense by approximately $17,250 in 2016.

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

In connection with the preparation of this Quarterly Report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of July 1, 2016. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, as of July 1, 2016. No change in our internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

10.1		Form of Director and Officer Indemnification (3).
10.2		Willdan Group, Inc. Amended and Restated 2008 Performance Incentive Plan (4).
31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002*
31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002*
32.1	*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of July 1, 2016 and July 3, 2015; (ii) the Condensed Consolidated Statements of Operations for the three and six months ended July 1, 2016 and July 3, 2015; (iii) the Condensed Consolidated Statements of Stockholders Equity for the three and six months ended July 1, 2016; (iv) the Condensed Consolidated Statement of Cash Flows for the three and six months ended July 1, 2016 and July 3, 2015 and (iv) the Notes to the Condensed Consolidated Financial Statements.

*	Filed herewith.

(1)	Incorporated by reference to Willdan Group, Inc.’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on August 9, 2006, as amended (File No. 333-136444).

(2)	Incorporated by reference to Willdan Group, Inc.’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 13, 2009.

(3)	Incorporated by reference to Willdan Group, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 13, 2016.

(4)	Incorporated by reference to Willdan Group, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 14, 2016.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLDAN GROUP, INC.

By:	/s/ Stacy B. McLaughlin
Stacy B. McLaughlin
Vice President and Chief Financial Officer
Date: August 4, 2016