Form 10-Q
period 2016-09-30
Willdan Group, Inc.
filed 2016-11-03
CIK 1370450

0000000000000000000000000000000000000000000000000000000000000000000000000000000000000000000000000000000000000000000000000000000000000000000000000000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 2, 2016, there were 8,325,365 shares of common stock, $0.01 par value per share, of Willdan Group, Inc. issued and outstanding.

WILLDAN GROUP, INC.

FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	January 1,
	2016	2016
Assets
Current assets:
Cash and cash equivalents	$18,587,000	$16,487,000
Accounts receivable, net of allowance for doubtful accounts of $705,000 and $760,000 at September 30, 2016 and January 1, 2016, respectively	26,549,000	17,929,000
Costs and estimated earnings in excess of billings on uncompleted contracts	22,887,000	13,840,000
Other receivables	2,699,000	177,000
Prepaid expenses and other current assets	2,417,000	2,082,000
Total current assets	73,139,000	50,515,000
Equipment and leasehold improvements, net	4,424,000	3,684,000
Goodwill	22,264,000	16,097,000
Other intangible assets, net	6,489,000	1,545,000
Other assets	482,000	504,000
Total assets	$106,798,000	$72,345,000
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$18,949,000	$5,561,000
Accrued liabilities	15,886,000	10,334,000
Contingent consideration payable	1,925,000	1,420,000
Billings in excess of costs and estimated earnings on uncompleted contracts	8,687,000	6,218,000
Notes payable	5,210,000	4,039,000
Capital lease obligations	289,000	444,000
Total current liabilities	50,946,000	28,016,000
Contingent consideration payable	2,376,000	4,305,000
Notes payable	1,400,000	1,085,000
Capital lease obligations, less current portion	179,000	255,000
Deferred lease obligations	728,000	737,000
Deferred income taxes, net	3,490,000	331,000
Total liabilities	59,119,000	34,729,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized; 8,323,000 and 7,904,000 shares issued and outstanding at September 30, 2016 and January 1, 2016, respectively	83,000	79,000
Additional paid-in capital	41,706,000	38,377,000
Retained earnings (accumulated deficit)	5,890,000	(840,000)
Total stockholders’ equity	47,679,000	37,616,000
Total liabilities and stockholders’ equity	$106,798,000	$72,345,000

See accompanying notes to the unaudited condensed consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	October 2,	September 30,	October 2,
	2016	2015	2016	2015

Contract revenue	$58,660,000	$33,511,000	$151,516,000	$103,581,000

Direct costs of contract revenue (exclusive of depreciation and amortization shown separately below):
Salaries and wages	10,421,000	7,745,000	28,753,000	23,940,000
Subcontractor services and other direct costs	32,134,000	13,206,000	75,161,000	39,712,000
Total direct costs of contract revenue	42,555,000	20,951,000	103,914,000	63,652,000

General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	7,825,000	6,070,000	23,035,000	18,993,000
Facilities and facility related	1,039,000	1,207,000	2,978,000	3,203,000
Stock-based compensation	268,000	190,000	732,000	468,000
Depreciation and amortization	742,000	349,000	2,308,000	1,276,000
Other	3,178,000	3,103,000	9,694,000	8,915,000
Total general and administrative expenses	13,052,000	10,919,000	38,747,000	32,855,000
Income from operations	3,053,000	1,641,000	8,855,000	7,074,000

Other (expense) income:
Interest income	—	1,000	—	1,000
Interest expense	(43,000)	(234,000)	(137,000)	(342,000)
Other, net	—	—	2,000	18,000
Total other expense, net	(43,000)	(233,000)	(135,000)	(323,000)
Income before income taxes	3,010,000	1,408,000	8,720,000	6,751,000

Income tax expense	548,000	626,000	1,990,000	2,872,000
Net income	$2,462,000	$782,000	$6,730,000	$3,879,000

Earnings per share:
Basic	$0.30	$0.10	$0.82	$0.50
Diluted	$0.28	$0.10	$0.79	$0.48

Weighted-average shares outstanding:
Basic	8,308,000	7,862,000	8,181,000	7,817,000
Diluted	8,720,000	8,102,000	8,516,000	8,087,000

See accompanying notes to the unaudited condensed consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional
	Common Stock		Paid-in	Retained Earnings
	Shares	Amount	Capital	(Accumulated Deficit)	Total
Balance at January 1, 2016	7,904,000	$79,000	$38,377,000	$(840,000)	$37,616,000
Shares of common stock issued in connection with employee stock purchase plan	23,000	—	209,000	—	209,000
Shares of common stock issued in connection with incentive stock plan	140,000	2,000	162,000	—	164,000
Stock issued to acquire business	256,000	2,000	2,226,000	—	2,228,000
Stock-based compensation expense	—	—	732,000	—	732,000
Net income	—	—	—	6,730,000	6,730,000
Balance at September 30, 2016	8,323,000	$83,000	$41,706,000	$5,890,000	$47,679,000

See accompanying notes to the unaudited condensed consolidated financial statements

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,	October 2,
	2016	2015
Cash flows from operating activities:
Net income	$6,730,000	$3,879,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,314,000	1,276,000
Deferred income taxes	2,556,000	2,480,000
Loss on sale/disposal of equipment	3,000	8,000
Provision for doubtful accounts	92,000	431,000
Stock-based compensation	732,000	468,000
Accretion and fair value adjustments of contingent consideration	(139,000)	182,000
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts receivable	5,148,000	(1,321,000)
Costs and estimated earnings in excess of billings on uncompleted contracts	(7,956,000)	(5,645,000)
Other receivables	(1,918,000)	63,000
Prepaid expenses and other current assets	(335,000)	583,000
Other assets	56,000	75,000
Accounts payable	1,760,000	2,697,000
Accrued liabilities	5,246,000	(1,857,000)
Billings in excess of costs and estimated earnings on uncompleted contracts	2,469,000	2,290,000
Deferred lease obligations	(9,000)	114,000
Net cash provided by operating activities	16,749,000	5,723,000
Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(1,386,000)	(1,678,000)
Cash paid for acquisitions, net of cash acquired	(8,857,000)	(8,168,000)
Net cash used in investing activities	(10,243,000)	(9,846,000)
Cash flows from financing activities:
Payments on contingent consideration	(1,285,000)	—
Payments on notes payable	(3,083,000)	(1,628,000)
Proceeds from notes payable	—	2,000,000
Principal payments on capital lease obligations	(411,000)	(218,000)
Proceeds from stock option exercise	164,000	369,000
Proceeds from sales of common stock under employee stock purchase plan	209,000	78,000
Net cash (used in) provided by financing activities	(4,406,000)	601,000
Net increase (decrease) in cash and cash equivalents	2,100,000	(3,522,000)
Cash and cash equivalents at beginning of period	16,487,000	18,173,000
Cash and cash equivalents at end of period	$18,587,000	$14,651,000
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$137,000	$156,000
Income taxes	2,046,000	951,000
Supplemental disclosures of noncash investing and financing activities:
Issuance of notes payable related to business acquisitions	$4,569,000	4,250,000
Issuance of common stock related to business acquisitions	2,228,000	1,485,000
Contingent consideration related to business acquisitions	—	6,110,000
Other receivable for working capital adjustment	604,000	—
Equipment acquired under capital leases	186,000	139,000

See accompanying notes to the unaudited condensed consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016
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

Nature of Business

Willdan Group, Inc. and subsidiaries (“Willdan Group” or the “Company”) is a provider of professional technical and consulting services, including comprehensive energy efficiency solutions, for utilities, private industry, and public agencies at all levels of government, primarily in California and New York.  The Company also has operations in Arizona, Colorado, Florida, Illinois, Kansas, Oregon, Texas, Utah, Washington and Washington, D.C.  The Company enables its clients to provide a wide range of specialized services without having to incur and maintain the overhead necessary to develop staffing in-house.  The Company provides a broad range of complementary services including energy efficiency, engineering and planning, economic and financial consulting, and national preparedness and interoperability. The Company’s clients primarily consist of public and governmental agencies, including cities, counties, public utilities, redevelopment agencies, water districts, school districts and universities, state agencies, federal agencies, a variety of other special districts and agencies, private utilities and industry and tribal governments.

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

Retainage is included in accounts receivable in the accompanying consolidated financial statements. Retainage represents the billed amount that is retained by the customer, in accordance with the terms of the contract, generally until performance is substantially complete.  At September 30, 2016 and January 1, 2016, the Company had retained accounts receivable of approximately $5.1 million and $748,000, respectively.

Goodwill

Goodwill represents the excess of costs over the fair value of the assets acquired. Goodwill, which has an indefinite useful life, is not amortized, but instead tested for impairment at least annually or more frequently if events and circumstances indicate that the asset might be impaired.

The Company tests goodwill at least annually for possible impairment. The Company completes annual testing of goodwill as of the last day of the first month of its fourth fiscal quarter each year to evaluate possible impairment. In addition to the annual test, the Company regularly evaluates whether events and circumstances have occurred that may indicate a potential impairment of goodwill. As of September 30, 2016, the Company had $22.3 million of goodwill, which primarily relates to its Energy Efficiency Services reporting segment and the acquisition of the assets of Genesys, and the acquisitions of Abacus Resource Management Company (“Abacus”) and 360 Energy Engineers, LLC (“360

Energy”) and also relates to its Public Finance Services reporting segment and the acquisition of Economists.com, LLC (“Economists, LLC”).

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

Liquidity

The Company had $18.6 million of cash and cash equivalents as of September 30, 2016. The Company’s primary source of liquidity is cash generated from operations. The Company also has a revolving line of credit with BMO Harris Bank, National Association (“BMO”), which matures on March 24, 2017 (see Note 7). The Company intends to refinance its revolving line of credit prior to its maturity next year.  The Company believes that its cash and cash equivalents on hand, cash generated by operating activities and funds available under its line of credit (if needed and if available) will be sufficient to finance its operating activities for at least the next 12 months.

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current period presentation.  These reclassifications had no effect on the reported results of operations.

Recent Accounting Pronouncements

Statement of Cash Flows

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Clarification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which eliminates the diversity in practice related to the classification of certain cash receipts and payments in the statement of cash flows, by adding or clarifying guidance on eight specific cash flow issues. ASU 2016-15 is effective for annual and interim reporting periods beginning after December 15, 2017 and early adoption is permitted. ASU 2016-15 provides for retrospective application for all periods presented. The Company does not believe the guidance will have a material impact on its consolidated financial statements.

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

Stock Compensation

On March 30, 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which amends the current stock compensation guidance. The amendments simplify the accounting for the taxes related to stock based compensation, including adjustments to how excess tax benefits and a company's payments for tax withholdings should be classified. The standard is effective for fiscal periods beginning after December 15, 2016, with early adoption permitted. The Company has elected to early adopt ASU 2016-09 on a prospective basis, which did not have a material impact for the quarter ended September 30, 2016.

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

Pursuant to the terms of the Agreement, WES or WESGEN, as applicable, paid the Genesys Shareholders an aggregate purchase price (the “Purchase Price”) of approximately $15.1 million, including post-closing working capital and tax adjustments. The Purchase Price consisted of (i) $6.0 million in cash, paid at closing, and $2.9 million paid in cash after closing for working capital and tax adjustments, (ii) a $0.6 million receivable payable to WES for working capital adjustments, (iii) 255,808 shares of Common Stock, par value $0.01 per share, of the Company (the “Common Stock”), with a fair value on the date of closing of $2.2 million, and (iv) $4.6 million in cash, payable in twenty-four (24) equal monthly installments beginning on March 26, 2016 (the “Installment Payments”).  Until the third anniversary of the Closing Date (the “Closing Date”), the Genesys Shareholders are prohibited from transferring or disposing of any Common Stock received in connection with the Acquisition.

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

The acquisition was accounted for as business combinations in accordance with ASC 805. Under ASC 805, the Company recorded the acquired assets and assumed liabilities at their estimated fair value with the excess allocated to goodwill. Goodwill represents the value the Company expects to achieve through the operational synergies and the expansion of the Company into new markets. The Company estimates that the entire $6.2  million of goodwill resulting from the acquisition will be tax deductible. Consideration for the acquisition includes the following:

Genesys
Cash paid, net of cash acquired	$8,857,000
Other receivable for working capital adjustment	(604,000)
Issuance of common stock	2,228,000
Deferred purchase price, payable in 24 monthly installments	4,569,000
Total consideration	$15,050,000

The following table summarizes the preliminary amounts for the acquired assets recorded at their estimated fair value as of the acquisition date:

Genesys
Current assets	$14,952,000
Non-current assets	36,000
Cash	101,000
Property, plant and equipment	117,000
Liabilities	(12,643,000)
Customer relationships	3,260,000
Backlog	1,050,000
Tradename	1,690,000
Non-compete agreements	320,000
Goodwill	6,167,000
Net assets acquired	$15,050,000

As of September 30, 2016, the Company obtained further information on the valuation of the assets acquired and liabilities assumed related to the Genesys acquisition and, in accordance with the authoritative guidance for business combinations, recorded purchase price adjustments as of the acquisition date to increase the fair values of intangible assets by $3.3 million and decrease other receivables by $0.3 million. These adjustments to the provisional purchase price allocations decreased goodwill by $3.0 million.  As of September 30, 2016, the Company has not completed its final estimate of fair value of the assets acquired and liabilities assumed due to the timing of the transaction and incomplete information necessary to finalize such estimates of fair value.  Therefore, the Company has preliminarily estimated the fair values of the assets acquired and the liabilities assumed.

The following unaudited pro forma financial information for the three and nine months ended September 30, 2016 and October 2, 2015 assumes the acquisition of the assets of Genesys occurred on January 2, 2015 as follows:

	Three Months Ended		Nine Months Ended
	September 30,	October 2,	September 30,	October 2,
In thousands (except per share data)	2016	2015	2016	2015
Pro forma revenue	$58,660	$41,220	$160,328	$124,289

Pro forma income from operations	3,053	1,734	9,676	7,014
Pro forma net income	$2,462	$963	$7,254	$4,020

This pro forma supplemental information does not purport to be indicative of what the company’s operating results would have been had these transactions occurred on January 2, 2015 and may not be indicative of future operating results.

During the three and nine months ended September 30, 2016, the acquisition of the assets of Genesys contributed $16.2 million and $35.6 million in revenue and $0.2 million and $0.6 million of income from operations, respectively.

Acquisition related costs of $165,000 were expensed as incurred in general and administrative expenses, of which $56,000 was recorded by the Company during the nine month period ended September 30, 2016.  There were no acquisition costs recorded during the three month period ended September 30, 2016.

On January 15, 2015, the Company and its wholly-owned subsidiary, Willdan Energy Solutions (“WES”) completed two separate acquisitions. The Company and WES acquired all of the outstanding shares of Abacus, an Oregon-based energy engineering company. In addition, the Company and WES separately acquired substantially all of the assets of 360 Energy, a Kansas-based energy and engineering energy management consulting company.  Cash payments based on the achievement of certain financial targets were included in the purchase price for each of the acquisitions.  The Company has amended its Asset Purchase Agreement with 360 Energy to extend the term of the three-year performance goal for an additional year to the end of the Company’s 2018 fiscal year to allow 360 Energy to expand into additional geographical territories.  As a result of this amendment, the Company has increased contingent consideration by $0.3 million.  Additionally, the Company has evaluated the total contingent consideration and has determined that certain financial targets will not be met and, as a result, $0.4 million, net has been reversed out of short term contingent consideration.

3.GOODWILL AND OTHER INTANGIBLE ASSETS

As of September 30, 2016, the Company had $22.3 million of goodwill, which primarily relates to the Energy Efficiency Services reporting segment and the acquisition of the assets of Genesys and the acquisitions of Abacus and 360 Energy and also relates to the Public Finance Services reporting segment and the acquisition of Economists LLC. The changes in the carrying value of goodwill by reporting unit for the nine months ended September 30, 2016 were as follows:

	January 1,		September 30,
	2016	Additions	2016
Reporting Unit:
Energy Efficiency Services	$15,348,000	$6,167,000	$21,515,000
Financial Services	749,000	—	749,000
	$16,097,000	$6,167,000	$22,264,000

The gross amounts and accumulated amortization of the Company’s acquired identifiable intangible assets with finite useful lives as of September 30, 2016 included in other intangible assets, net in the accompanying condensed consolidated balance sheets, were as follows:

	September 30, 2016		January 1, 2016
	Gross	Accumulated	Gross	Accumulated	Amortization
	Amount	Amortization	Amount	Amortization	Period (yrs)
Backlog	$1,398,000	$551,000	$348,000	$340,000			5.0
Tradename	2,739,000	916,000	1,049,000	329,000	2.5	-	3.5
Non-compete agreements	1,331,000	392,000	1,011,000	194,000			4.0
Customer relationships	3,260,000	380,000	—	—			5.0
	$8,728,000	$2,239,000	$2,408,000	$863,000

The Company’s amortization expense for acquired identifiable intangible assets with finite useful lives was $0.4 million and $1.4 million for the fiscal three and nine months ended September 30, 2016, respectively as compared to

$0.2 million and $0.7 million for the fiscal three and nine months ended October 2, 2015.  Estimated amortization expense for acquired identifiable intangible assets for the remainder of fiscal 2016 is $0.5 million and the succeeding years are as follows:

Fiscal year:
2017	$2,121,000
2018	1,951,000
2019	1,087,000
2020	674,000
2021	109,000
$5,942,000

As of September 30, 2016, the Company obtained further information on the valuation of the assets acquired and liabilities assumed related to the Genesys acquisition and in accordance with the authoritative guidance for business combinations, recorded purchase price adjustments as of the acquisition date to increase the fair values of intangible assets by $3.3 million and decrease other receivables by $0.3 million.  These adjustments to the provisional purchase price allocations decreased goodwill by $3.0 million.  As of September 30, 2016, the Company has not completed its final estimate of fair value of the assets acquired and liabilities assumed due to the timing of the transaction and incomplete information necessary to finalize such estimates of fair value.  Therefore, the Company has preliminarily estimated the fair values of the assets acquired and the liabilities assumed.

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

The following table sets forth the number of weighted-average shares used to compute basic and diluted EPS:

	Three months ended		Nine months ended
	September 30,	October 2,	September 30,	October 2,
	2016	2015	2016	2015
Net income	$2,462,000	$782,000	$6,730,000	$3,879,000
Weighted-average common shares outstanding	8,308,000	7,862,000	8,181,000	7,817,000
Effect of dilutive stock options and restricted stock awards	412,000	240,000	335,000	270,000
Weighted-average common stock outstanding-diluted	8,720,000	8,102,000	8,516,000	8,087,000
Earnings per share:
Basic	$0.30	$0.10	$0.82	$0.50
Diluted	$0.28	$0.10	$0.79	$0.48

For the three and nine months ended September 30, 2016, 412,000 and 335,000 options were excluded from the calculation of dilutive potential common shares, respectively, as compared to 240,000 and 270,000 options for each of the same periods last year.  These options were not included in the computation of dilutive potential common shares because the assumed proceeds per share exceeded the average market price per share for the 2016 and 2015 periods.  Accordingly, the inclusion of these options would have been anti-dilutive.

5.EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consist of the following:

	September 30,	January 1,
	2016	2016
Furniture and fixtures	$2,322,000	$2,270,000
Computer hardware and software	7,543,000	6,496,000
Leasehold improvements	1,094,000	1,072,000
Equipment under capital leases	935,000	1,266,000
Automobiles, trucks, and field equipment	1,400,000	984,000
	13,294,000	12,088,000
Accumulated depreciation and amortization	(8,870,000)	(8,404,000)
Equipment and leasehold improvements, net	$4,424,000	$3,684,000

6.ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	September 30,	January 1,
	2016	2016
Accrued bonuses	$1,643,000	$922,000
Accrued interest	1,000	4,000
Paid leave bank	2,050,000	1,710,000
Compensation and payroll taxes	1,168,000	1,494,000
Accrued legal	185,000	523,000
Accrued workers’ compensation insurance	146,000	268,000
Accrued rent	170,000	169,000
Employee withholdings	662,000	942,000
Client deposits	223,000	106,000
Unvouchered accounts payable	9,357,000	3,061,000
Other	281,000	1,135,000
Total accrued liabilities	$15,886,000	$10,334,000

7.DEBT

Total debt obligations consist of the following:

	September 30,	January 1,
	2016	2016
Outstanding borrowings on delayed draw term loan	$1,575,000	$1,850,000
Notes payable for 360 Energy Engineers, LLC, 36 month term, bearing interest at 4%, payable in monthly principal and interest installments of $88,752 through December 2017.	1,285,000	2,033,000
Notes payable for Abacus, 24 month term, bearing interest at 4%, payable in monthly principal and interest installments of $54,281 through January 2017.	216,000	690,000
Notes payable for insurance, 11 month term, bearing interest at 2.773%, payable in monthly principal and interest installments of $55,868 through October 2016.	102,000	551,000
Deferred purchase price for the acquisition of the assets of Genesys, bearing interest at 0.650%, payable in monthly principal and interest installments of $191,667 through March 2018.	3,432,000	—
Total debt obligations	6,610,000	5,124,000
Less current portion	5,210,000	4,039,000
Debt obligations, less current portion	$1,400,000	$1,085,000

To finance the acquisitions of Abacus and 360 Energy on January 15, 2015, the Company borrowed $2.0 million under its delayed draw term loan facility pursuant to the BMO Credit Agreement described below. The term loan bears interest at the LIBOR rate plus an applicable margin ranging between 2.25% and 2.75%, set at the LIBOR rate plus 2.50% as of September 30, 2016, and matures on March 24, 2017. Interest on the term loan is payable quarterly, beginning April 13, 2015. Principal on the term loan is payable on the last day of each March, June, September and December in each year, with the amount of each such principal installment equal to: (i) $75,000 on the last day of December 2016 and (ii) all of the remaining outstanding principal amount on March 24, 2017. The term loan is governed by the terms of the BMO Credit Agreement.

On January 15, 2015, in connection with the completion of the acquisition of Abacus, WES issued promissory notes to Mark Kinzer (the “Kinzer Note”) and Steve Rubbert (the “Rubbert Note” and, together with the Kinzer Note, the “Abacus Notes”). The initial outstanding principal amounts of the Kinzer Note and the Rubbert Note were $0.6 million and $0.6 million, respectively. The Abacus Notes provide for a fixed interest rate of 4% per annum. The Abacus Notes are fully amortizing and payable in equal monthly installments between February 15, 2015 and their January 15, 2017 maturity date. The Abacus Notes contain events of default provisions customary for documents of this nature. Mr. Kinzer and Mr. Rubbert have entered into a Subordination Agreement, dated as of January 15, 2015, in favor of BMO Harris, pursuant to which any indebtedness under the Abacus Notes is subordinated to any indebtedness under the BMO Credit Agreement. Through September 30, 2016 the Company had made principal payments of approximately $0.5 million on each of the Abacus Notes and as of September 30, 2016, the outstanding balance was approximately $0.1 million on each of the Abacus Notes.

On January 15, 2015, in connection with the completion of the acquisition of 360 Energy, WES issued a promissory note to 360 Energy (the “360 Energy Note”). The initial outstanding principal amount of the 360 Energy Note was $3.0 million. The 360 Energy Note provides for a fixed interest rate of 4% per annum. The 360 Energy Note is fully amortizing and payable in equal monthly installments between January 31, 2015 and its December 31, 2017 maturity date. The 360 Energy Note contains events of default provisions customary for documents of this nature. 360 Energy has entered into a Subordination Agreement, dated as of January 15, 2015, in favor of BMO Harris, pursuant to which any indebtedness under the 360 Energy Note is subordinated to any indebtedness under the BMO Credit Agreement. Through September 30, 2016 the Company had made principal payments of approximately $1.7 million on the 360 Energy Note and the outstanding balance was $1.3 million as of September 30, 2016.

The Asset Purchase and Merger Agreement for the acquisition of the assets of Genesys dated March 4, 2016, included deferred payments to Robert J. Braun (“Braun”) and Ronald W. Mineo (“Mineo”) in the amount of $2.3 million (“Deferred Payments”), each.  The Deferred Payments are to be paid in twenty-four (24) equal monthly installments in the amount of $95,834, inclusive of interest at the rate of 0.65% per annum.  Payments commenced April 4, 2016 and conclude March 4, 2018.  Through September 30, 2016 the Company made payments of $0.6 million inclusive of interest and as of September 30, 2016, the outstanding balances on the Deferred Payments to each of Messrs. Braun and Mineo was approximately $1.7 million.

BMO Credit Facility.  The Company and its subsidiaries and Genesys, as guarantors, have entered into a credit agreement (as amended, the “BMO Credit Agreement”) with BMO Harris Bank, N.A., or BMO, that provides for a revolving line of credit of up to $7.5 million, subject to a borrowing base calculation, and a delayed draw term loan facility of up to $3.0 million. The $7.5 million revolving credit facility includes a $5.0 million standby letter of credit sub-facility. As of September 30, 2016, there were no outstanding borrowings under the revolving line of credit, approximately $1.0 million in letters of credit outstanding under the standby letter of credit sub-facility, approximately $1.6 million in loans outstanding under the delayed draw term loan facility and, after considering the BMO Credit Agreement’s borrowing base calculation and debt covenants (each as described below), $6.5 million under the revolving line of credit and $1.4 million under the delayed draw term loan facility were available for borrowing.

The term loan bears interest, at the Company’s option, at (a) the base rate plus an applicable margin ranging between 1.25% and 1.75%, or (b) the LIBOR rate plus an applicable margin ranging between 2.25% and 2.75%. Borrowings under the revolving line of credit bear interest, at the Company’s option, at (a) the base rate plus an applicable margin ranging between 0.75% and 1.25%, or (b) the LIBOR rate plus an applicable margin ranging between 1.75% and 2.25%. The applicable margin is determined based on the Company’s total leverage ratio. Interest on the term loan is payable quarterly, beginning April 13, 2015 and was 3.3% as of September 30, 2016. Principal on the term loan is payable on the last day of each March, June, September, and December in each year, with the amount of each such principal installment equal to: (i) $75,000 on the last day of December 2016, and (ii) all of the remaining outstanding principal amount on March 24, 2017.  The Company is currently in the process of negotiating a refinancing of the credit facility under the BMO Credit Agreement; however, the Company may not be able to refinance such facility on terms favorable to it or at all.  In the event the Company does not refinance the credit facility, the Company intends to repay any outstanding amounts with cash on hand.  The term loan is governed by the terms of the BMO Credit Agreement.

 All borrowings under the revolving line of credit are limited to a borrowing base equal to roughly 75% of the eligible accounts receivable plus 50% of the lower of cost or market value of the Company’s eligible inventory, each term as defined in the BMO Credit Agreement. Under the BMO Credit Agreement, as of September 30, 2016, no cash amounts are restricted. The revolving line of credit matures on March 24, 2017 and term loans can be requested at any time prior to February 22, 2017, which would mature March 24, 2017.

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

The BMO Credit Agreement also includes customary negative covenants, including (i) restrictions on the incurrence of additional indebtedness by the Company or the Guarantors other than indebtedness existing on the date of the BMO Credit Agreement, (ii) restrictions on the total consideration for all permitted acquisitions (including potential future earn-out obligations) shall not exceed $1.5 million during the term of the agreement and the total consideration for any individual permitted acquisition shall not exceed $750,000 without BMO’s consent, and (iii) limitations on asset sales, mergers and acquisitions. In addition, the credit agreement includes customary events of default. Upon the occurrence of an event of default, the interest rate may be increased by 2.0%, BMO has the option to make any loans then outstanding under the BMO Credit Agreement immediately due and payable, and BMO is no longer obligated to extend further credit to the Company under the BMO Credit Agreement. As of September 30, 2016, the Company was in compliance with the covenants under the BMO Credit Agreement.

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

During fiscal year 2015, the Company assessed the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. The Company has ultimately determined that it is not more-likely-than-not that the entire California net operating loss will be utilized prior to expiration.  Significant pieces of objective evidence evaluated included the Company’s history of utilization of California net operating losses in prior years for each of its subsidiaries, as well as its forecasted amount of net operating loss utilization for certain members of the combined group.  Based on this evaluation, as of January 1, 2016, the Company recorded a valuation allowance in the amount of $73,000 related to California net operating losses.  There was no change to the valuation allowance as of September 30, 2016.

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

The Company recognizes the tax benefit from uncertain tax positions if it is more likely than not that the tax positions will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefit is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.  As of September 30, 2016, the Company has not recorded a liability for uncertain tax positions.

Based on management’s estimates and determination of an effective tax rate for the year, the Company recorded an income tax expense of $0.5 million and $2.0 million for the three and nine months ended September 30, 2016, respectively, as compared to $0.6 million and $2.9 million for the three and nine months ended October 2, 2015, respectively.  During the nine months ended September 30, 2016, the Company determined that certain deductions related to energy efficient commercial building deductions were greater than what was estimated in the income tax provision for 2015.  Accordingly, the Company has recorded a reduction of income tax expense of approximately $0.1 million and $0.6 million as a change in estimate for the three and nine month periods ended September 30, 2016, respectively.  The difference between the tax expense recorded and the expense that would be recorded by applying the federal statutory rate primarily relates to energy efficient commercial building deductions, as well as certain expenses that are non-deductible for tax purposes, including meals and entertainment, lobbying and compensation expense related to incentive stock options.

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

The accounting policies applied to determine the segment information are the same as those described in the summary of significant accounting policies included in the Company’s 2015 Annual Report on Form 10-K filed on March 15, 2016. There were no intersegment sales in the three and nine month periods ended September 30, 2016 or October 2, 2015. Management evaluates the performance of each segment based upon income or loss from operations before income taxes. Certain segment asset information including expenditures for long-lived assets has not been presented as it is not reported to or reviewed by the chief operating decision maker. In addition, enterprise-wide service line contract revenue is not included as it is impracticable to report this information for each group of similar services.

Financial information with respect to the reportable segments as of and for the fiscal three and nine months ended September 30, 2016 and as of and for the fiscal three and nine months ended October 2, 2015 is as follows:

	Energy		Public	Homeland
	Efficiency	Engineering	Finance	Security	Unallocated		Consolidated
	Services	Services	Services	Services	Corporate	Intersegment	Total
Fiscal Three Months Ended September 30, 2016
Contract revenue	$41,988,000	$12,906,000	$3,199,000	$567,000	$—	$—	$58,660,000
Segment profit (loss) before income tax expense	1,058,000	1,857,000	287,000	4,000	(196,000)	—	3,010,000
Net income (loss)	895,000	1,508,000	221,000	5,000	(167,000)	—	2,462,000
Segment assets(1)	65,383,000	12,012,000	5,994,000	498,000	46,041,000	(23,130,000)	106,798,000
Fiscal Three Months Ended October 2, 2015
Contract revenue	$17,811,000	$11,584,000	$3,286,000	$830,000	$—	$—	$33,511,000
Segment profit (loss) before income tax expense	(658,000)	1,268,000	536,000	257,000	5,000	—	1,408,000
Net income (loss)	(392,000)	877,000	144,000	148,000	5,000	—	782,000
Segment assets(1)	38,406,000	14,450,000	5,387,000	624,000	41,264,000	(23,130,000)	77,001,000
Fiscal Nine Months Ended September 30, 2016
Contract revenue	$103,574,000	$36,863,000	$9,206,000	$1,873,000	$—	$—	$151,516,000
Segment profit (loss) before income tax expense	4,257,000	4,941,000	294,000	92,000	(864,000)	—	8,720,000
Net income (loss)	3,285,000	3,814,000	227,000	71,000	(667,000)	—	6,730,000
Segment assets(1)	65,383,000	12,012,000	5,994,000	498,000	46,041,000	(23,130,000)	106,798,000
Fiscal Nine Months Ended October 2, 2015
Contract revenue	$58,254,000	$33,893,000	$8,982,000	$2,452,000	$—	$—	$103,581,000
Segment profit (loss) before income tax expense	2,724,000	3,427,000	728,000	333,000	(461,000)	—	6,751,000
Net income (loss)	1,567,000	2,081,000	304,000	192,000	(265,000)	—	3,879,000
Segment assets(1)	38,406,000	14,450,000	5,387,000	624,000	41,264,000	(23,130,000)	77,001,000

(1)	Segment assets represent segment assets, net of intercompany receivables.

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

We operate our business through a network of offices located primarily in California and New York. We also have operations in Arizona, Colorado, Florida, Illinois, Kansas, Oregon, Texas, Utah, Washington and Washington, DC. As of September 30, 2016 we had a staff of 798, which includes licensed engineers and other professionals.

We seek to establish close working relationships with our clients and expand the breadth and depth of the services we provide to them over time.  Our business with public and private utilities is concentrated primarily in California and New York, but we also have business with utilities in Texas, Illinois, Ohio, Utah and Washington State. We currently serve 17 major utility customers across the country.  Our business with public agencies is primarily concentrated in California, New York, Kansas, Washington and Arizona. We provide services to many of the cities and counties in California. We also serve special districts, school districts, a range of public agencies and private industry.

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

Energy Efficiency Services.   Our Energy Efficiency Services segment consists of the business of our subsidiary, Willdan Energy Solutions, which offers energy efficiency and sustainability consulting services to utilities, public agencies and private industry. This segment is currently our largest segment based on contract revenue, representing approximately 68.4% and 56.2% of our consolidated contract revenue for the nine months ended September 30, 2016 and October 2, 2015, respectively.  The percent of contract revenue contributed by our Energy Efficiency Services segment increased year over year primarily as a result of our acquisition of the assets of Genesys in March 2016.

Engineering Services.    Our Engineering Services segment includes the operations of our subsidiaries, Willdan Engineering, Willdan Infrastructure and Public Agency Resources (“PARs”). Willdan Engineering provides civil engineering‑related and city planning services, geotechnical and other engineering consulting services to our clients.  Willdan Infrastructure, which was launched in fiscal year 2013, provides engineering services to larger rail, port, water, mining and other civil engineering projects.  PARs primarily provides staffing to Willdan Engineering. Contract revenue for the Engineering Services segment represented approximately 24.3% and 32.7% of our consolidated contract revenue for the nine months ended September 30, 2016 and October 2, 2015, respectively.

Public Finance Services.    Our Public Finance Services segment consists of the business of our subsidiary, Willdan Financial Services, which offers economic and financial consulting services to public agencies. Contract revenue for the Public Finance Services segment represented approximately 6.1% and 8.7% of our consolidated contract revenue for the nine months ended September 30, 2016 and October 2, 2015, respectively.

Homeland Security Services.    Our Homeland Security Services segment consists of the business of our subsidiary, Willdan Homeland Solutions, which offers national preparedness and interoperability services and communications and technology solutions. Contract revenue for our Homeland Security Services segment represented approximately 1.2% and 2.4% of our consolidated contract revenue for the nine months ended September 30, 2016 and October 2, 2015, respectively.

Components of Revenue and Expense

Contract Revenue

We provide our services under contracts, purchase orders or retainer letters. The contracts we enter into with our clients contain three principal types of pricing provisions: time and materials, unit based, and fixed price. Revenue on our time and materials and unit based contracts are recognized as the work is performed in accordance with specific terms of the contract. Approximately 23% of our contracts are based on contractual rates per hour plus costs incurred. Some of these contracts include maximum contract prices, but contract maximums are often adjusted to reflect the level of effort to achieve client objectives and thus the majority of these contracts are not expected to exceed the maximum. Contract revenue on our fixed price contracts is determined on the percentage of completion method based generally on the ratio of direct costs incurred to date to estimated total direct costs at completion. Many of our fixed price involve a high degree of subcontracted fixed price effort and are relatively short in duration, thereby lowering the risks of not properly estimating the percent complete.

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

Our contracts come up for renewal periodically and at the time of renewal may be subject to renegotiation, which could impact the profitability on that contract. In addition, during the term of a contract, public agencies may request additional or revised services which may impact the economics of the transaction. Most of our contracts permit our clients, with prior notice, to terminate the contracts at any time without cause. While we have a large volume of transactions, the renewal, termination or modification of a contract, in particular our small business direct install contract with Consolidated Edison, may have a material adverse effect on our consolidated operations.

Direct Costs of Contract Revenue

Direct costs of contract revenue consist primarily of that portion of technical and nontechnical salaries and wages that have been incurred in connection with revenue producing projects. Direct costs of contract revenue also include production expenses, subcontractor services, materials, equipment and other expenses that are incurred in connection with revenue producing projects. Direct costs of contract revenue exclude that portion of technical and nontechnical salaries and wages related to marketing efforts, vacations, holidays and other time not spent directly generating revenue under existing contracts. Such costs are included in general and administrative expenses. Additionally, payroll taxes, bonuses and employee benefit costs for all of our personnel are included in general and administrative expenses since no allocation of these costs is made to direct costs of contract revenue. No allocation of facilities costs is made to direct costs of contract revenue.

Other companies may classify as direct costs of contract revenue some of the costs that we classify as general and administrative costs. We expense direct costs of contract revenue when incurred.

General and Administrative Expenses

General and administrative expenses include the costs of the marketing and support staffs, other marketing expenses, management and administrative personnel costs, payroll taxes, bonuses and employee benefits for all of our employees and the portion of salaries and wages not allocated to direct costs of contract revenue for those employees who provide our services. General and administrative expenses also include facility costs, depreciation and amortization, professional services, legal and accounting fees and administrative operating costs. Within general and administrative expenses, “Other” includes expenses such as provision for billed or unbilled receivables, professional services, legal and accounting, computer costs, travel and entertainment, marketing costs and acquisition costs. We expense general and administrative costs as incurred.

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

Should the initial accounting for a business combination be incomplete by the end of a reporting period that falls within the measurement period, we report provisional amounts in our financial statements. During the measurement period, we adjust the provisional amounts recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date and we record those adjustments to our financial statements. We recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, including the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.

On March 4, 2016, we and our wholly-owned subsidiary, WES, acquired substantially all of the assets and certain specified liabilities of Genesys Engineering P.C. (“Genesys”), a New York based energy engineering company.  For further discussion of our acquisitions, see Note 2 “—Business Combinations” of notes to our condensed consolidated financial statements.

As of September 30, 2016, we have not completed our final estimate of fair value of the assets acquired and liabilities assumed due to the timing of the transaction and incomplete information necessary to finalize such estimates of fair value.  Accordingly, we have preliminarily estimated the fair values of the assets acquired and the liabilities assumed.  We will finalize the fair value estimates within twelve months of the acquisition date.  See Note 2 “—Business Combinations” of notes to our condensed consolidated financial statements.

Goodwill

We test our goodwill at least annually for possible impairment. We complete our annual testing of goodwill as of the last day of the first month of our fourth fiscal quarter each year to determine whether there is impairment. In addition to our annual test, we regularly evaluate whether events and circumstances have occurred that may indicate a potential impairment of goodwill. We did not recognize any goodwill impairment charges during the nine months ended September 30, 2016 and October 2, 2015. We had goodwill of approximately $22.3 million as of September 30, 2016 as the result of two acquisitions in January 2015, one acquisition in April 2015 and one acquisition in March 2016.

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

During fiscal year 2015, we assessed the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. We have ultimately determined that it is not more-likely-than-not that the entire California net operating loss will be utilized prior to expiration.  Significant pieces of objective evidence evaluated included our history of utilization of California net operating losses in prior years for each of our subsidiaries, as well as our forecasted amount of net operating loss utilization for certain members of the combined group.  Based on this evaluation, as of January 1, 2016, we recorded a valuation allowance in the amount of $73,000 related to California net operating losses.  There was no change to the valuation allowance as of September 30, 2016.

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

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	September 30,	October 2,	September 30,	October 2,
	2016	2015	2016	2015
Statement of Operations Data:
Contract revenue	100.0%	100.0%	100.0%	100.0%
Direct costs of contract revenue (exclusive of depreciation and amortization shown separately below):
Salaries and wages	17.8	23.1	19.0	23.1
Subcontractor services and other direct costs	54.8	39.4	49.6	38.3
Total direct costs of contract revenue	72.5	62.5	68.6	61.5
General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	13.3	18.1	15.2	18.3
Facilities and facility related	1.8	3.6	2.0	3.1
Stock-based compensation	0.5	0.6	0.5	0.5
Depreciation and amortization	1.3	1.0	1.5	1.2
Other	5.4	9.3	6.4	8.6
Total general and administrative expenses	22.3	32.6	25.6	31.7
Income from operations	5.2	4.9	5.8	6.8
Other (expense) income:
Interest expense	(0.1)	(0.7)	(0.1)	(0.3)
Total other expense, net	(0.1)	(0.7)	(0.1)	(0.3)
Income before income taxes	5.1	4.2	5.8	6.5
Income tax expense	0.9	1.9	1.3	2.8
Net income	4.2%	2.3%	4.4%	3.7%

Three Months Ended September 30, 2016 Compared to Three Months Ended October 2, 2015

Contract revenue    Our contract revenue was $58.7 million for the three months ended September 30, 2016, with $42.0 million attributable to the Energy Efficiency Services segment, $12.9 million attributable to the Engineering Services segment, $3.2 million attributable to the Public Finance Services segment, and $0.6 million attributable to the Homeland Security Services segment. Consolidated contract revenue increased $25.2 million, or 75.1%, to $58.7 million for the three months ended September 30, 2016 as compared to $33.5 million for the three months ended October 2, 2015. Included in our consolidated contract revenue and contract revenue in our Energy Efficiency Services segment for the three months ended September 30, 2016 was incremental contract revenue of $16.2 million attributable to our acquisition of the assets of Genesys that we completed on March 4, 2016.  Excluding the incremental contract revenue from such acquisition, our consolidated contract revenue increased by $9.0 million primarily due to new contracts for energy efficiency services in California, Washington and New York.

Contract revenue in our Energy Efficiency Services segment increased $24.2 million, or 135.7%, to $42.0 million for the three months ended September 30, 2016 as compared to $17.8 million for the three months ended October 2, 2015.  Excluding incremental revenue from our acquisition of the assets of Genesys, revenue in our Energy Efficiency Services segment increased as a result of increased revenue generated from new contracts for energy efficiency services in California, Washington and New York.  Contract revenue for the Engineering Services segment increased $1.3 million, or 11.4%, to $12.9 million, for the three months ended September 30, 2016 as compared to $11.6 million for the three months ended October 2, 2015. Contract revenue for the Engineering Services segment increased primarily due to greater demand for our city engineering services in California, our building and safety services, and our construction management services. Contract revenue for the Public Finance Services segment remained relatively flat at 3.2 million for the three months ended September 30, 2016 as compared to $3.3 million for the three months ended October 2, 2015.  Contract revenue for the Homeland Security Services segment decreased by $0.2 million, or 31.7% for the three months ended September 30, 2016 to $0.6 million as compared to $0.8 million for the three months ended October 2, 2015. Revenue in the Homeland Security Services segment decreased due to slightly lower levels of activity in the traditional planning, training and exercise consulting services business.

Direct costs of contract revenue.    Direct costs of contract revenue were $42.6 million for the three months ended September 30, 2016, with $33.2 million attributable to the Energy Efficiency Services segment, $7.6 million attributable to the Engineering Services segment, $1.4 million attributable to the Public Finance Services segment, and $0.4 million attributable to the Homeland Security Services segment. Included in direct costs of contract revenue for the three months ended September 30, 2016 was incremental direct costs of revenue of $14.7 million attributable to our acquisition of the assets of Genesys. Overall, direct costs increased by $21.6 million, or 103.1%, to $42.6 million for the three months ended September 30, 2016 from $21.0 million for the three months ended October 2, 2015.  This increase is primarily attributable to increases in direct costs within our Energy Efficiency Services of $20.6 million, or 164.6%, which includes $14.7 million contributed by Genesys. Excluding the acquisition of the assets of Genesys for the Energy Efficiency Services segment, direct costs increased by $5.9 million, primarily due to an increase in subcontractor services and higher production expenses. Direct costs for the Engineering Services and Public Finance Services segments increased $0.8 million, or 11.5%, and $0.1 million, or 10.0%, respectively. Direct costs of contract revenue in our Homeland Security Services segment remained flat.

Direct costs increased as a result of increases in salaries and wages of $2.7 million and an increase in subcontractor services and other direct costs of $18.9 million. Within direct costs of contract revenue, salaries and wages decreased to 17.8% of contract revenue for the three months ended September 30, 2016 from 23.1% for the three months ended October 2, 2015 and subcontractor services and other direct costs increased to 54.8% of contract revenue for the three months ended September 30, 2016 from 39.4% of contract revenue for the three months ended October 2, 2015. Subcontractor services increased primarily because of increased demand for the energy efficiency, sustainability and renewable energy services of our subsidiary Willdan Energy Solutions, which generally utilizes a higher percentage of subcontractors than our other segments.

General and administrative expenses.    General and administrative expenses increased by $2.1 million, or 19.5%, to $13.1 million for the three months ended September 30, 2016 from $10.9 million for the three months ended October 2, 2015. This was due primarily to increases of $2.0 million, $0.1 million and $0.1 million, in general and administrative expenses of the Energy Efficiency Services, Engineering Services and Public Finance Services segments, respectively and partially offset by a decrease of $0.1 million in the Homeland Security Services segment.  Unallocated corporate expenses remained flat.  General and administrative expenses as a percentage of contract revenue decreased to 22.3% for the three months ended September 30, 2016 as compared to 32.6% for the three months ended October 2, 2015.

Of the $2.1 million increase in general and administrative expenses, approximately $1.8 million relates to increases in salaries and wages, payroll taxes and employee benefits. The increase in employee related costs primarily resulted from increased headcount within our Energy Efficiency and Engineering Services segments.  As noted under “Components of Revenue and Expenses-Direct Costs of Contract Revenue,” we include salaries and wages not spent directly generating revenue under existing contracts in general and administrative expenses.  Other general and administrative expenses increased by $0.1 million. Depreciation and amortization expenses increased by $0.4 million. Facilities and facility related expenses decreased by $0.2 million. Stock-based compensation expenses increased by $0.1 million.

Income from operations.     As a result of the above factors, our operating income was $3.1 million for the three months ended September 30, 2016 as compared to operating income of $1.6 million for the three months ended October 2, 2015.  Income from operations as a percentage of contract revenue was 5.2% for the three months ended September 30, 2016, as compared to 4.9% in the prior year period.

Total other expense, net.    Total other expense, net was $43,000 for the three months ended September 30, 2016, as compared to total other expense, net of $233,000 for the three months ended October 2, 2015. This decrease in expense is primarily the result of lower interest expense during the quarter ended September 30, 2016.

Income tax expense.    Income tax expense was $0.5 million for the three months ended September 30, 2016, as compared to $0.6 million for the three months ended October 2, 2015.  The decrease of $0.1 million, or 12.5% is primarily due to energy efficient commercial building deductions under Internal Revenue Code 179D that we are utilizing in 2016. We determined that certain deductions related to energy efficient commercial building deductions were greater than what was estimated in the income tax provision for 2015.  Accordingly, we have recorded a reduction of income tax expense of approximately $0.1 million as a change in estimate for the three months ended September 30, 2016.  The difference between the tax expense recorded and the expense that would be recorded by applying the federal statutory rate primarily relates to energy efficient commercial building deductions, as well as certain expenses that are non-deductible for federal tax purposes, including meals and entertainment, lobbying and compensation expense related to incentive stock options.  Additionally, the income tax expense in the current quarter reflects an adjustment to the tax effected value of deferred tax assets and liabilities resulting from changes in the estimated effective state income tax rate.

Net income.     As a result of the above factors, our net income was $2.5 million for the three months ended September 30, 2016, as compared to net income of $0.8 million for the three months ended October 2, 2015.

Nine months ended September 30, 2016 Compared to Nine months ended October 2, 2015

Contract revenue.    Our contract revenue was $151.5 million for the nine months ended September 30, 2016, with $103.6 million attributable to the Energy Efficiency Services segment, $36.9 million attributable to the Engineering Services segment, $9.2 million attributable to the Public Finance Services segment, and $1.9 million attributable to the Homeland Security Services segment. Consolidated contract revenue increased $47.9 million, or 46.3%, to $151.5 million for the nine months ended September 30, 2016 as compared to $103.6 million for the nine months ended October 2, 2015. Included in our consolidated contract revenue and contract revenue in our Energy Efficiency Services segment for the nine months ended September 30, 2016 was incremental contract revenue of $35.6 million attributable to the acquisition of the assets of Genesys that we completed on March 4, 2016.  Excluding the incremental contract revenue from such acquisition, our consolidated contract revenue increased by $12.3 million, primarily due to a delayed 2016 ConEd contract extension that was resolved during the second quarter.

Contract revenue in our Energy Efficiency Services segment increased $45.3 million, or 77.8%, to $103.6 million for the nine months ended September 30, 2016 as compared to $58.3 million for the nine months ended October 2, 2015.  Excluding the incremental contract revenue from our acquisition of the assets of Genesys, our contract revenue for the Energy Efficiency Services segment increased by $9.7 million, primarily as a result of increased revenue generated from our ConEd programs during the nine months ended September 30, 2016 compared to the same period last year.  Contract revenue for the Engineering Services and Public Finance Services segments increased $3.0 million, or 8.8%, and $0.2 million, or 2.5%, respectively, for the nine months ended September 30, 2016 as compared to the nine months ended October 2, 2015. Contract revenue for the Engineering Services segment increased primarily due to greater demand for our building and safety services in California and Arizona and our construction management services. These increases were offset by a decrease in contract revenue for the Homeland Security Services segment of $0.6 million, or 23.6% for the nine months ended September 30, 2016 to $1.9 million as compared to $2.5 million for the nine months ended October 2, 2015.  Revenue in the Homeland Security Services segment decreased due to slightly lower levels of activity in the traditional planning, training, and exercise consulting services business.

Direct costs of contract revenue.    Direct costs of contract revenue were $103.9 million for the nine months ended September 30, 2016, with $77.7 million attributable to the Energy Efficiency Services segment, $20.9 million attributable to the Engineering Services segment,  $4.1 million attributable to the Public Finance Services segment, and $1.2 million attributable to the Homeland Security Services segment.  Included in direct costs of contract revenue for the nine months ended September 30, 2016 was incremental direct costs of contract revenue of $31.9 million attributable to our acquisition of the assets of Genesys.  Overall, direct costs increased by $40.3 million, or 63.3%, to $103.9 million for the nine months ended September 30, 2016 from $63.7 million for the nine months ended October 2, 2015.  This increase is primarily attributable to increases in direct costs within our Energy Efficiency Services segment of $38.4 million, or 97.8%, $31.9 million of which was contributed by Genesys.  Excluding the acquisition of the assets of Genesys, direct costs within the Energy Efficiency Services segment increased by $6.5 million, primarily as a result of the increase in subcontractor services utilized and higher production expenses.  Direct costs for the Engineering Services and Public Finance Services segments increased $1.6 million, or 8.1%, and $0.5 million, or 13.0%, respectively. Direct costs of contract revenue in our Homeland Security Services segment decreased by $0.2 million or 13.3%.

Direct costs increased as a result of an increase in salaries and wages of $4.8 million and subcontractor services and other costs of $35.4 million. Within direct costs of contract revenue, salaries and wages decreased to 19.0% of contract revenue for the nine months ended September 30, 2016 from 23.1% for the nine months ended October 2, 2015 and subcontractor services and other direct costs increased to 49.6% of contract revenue for the nine months ended September 30, 2016 from 38.3% of contract revenue for the nine months ended October 2, 2015. Subcontractor services increased primarily due to the increased use of subcontractors to perform work primarily for Genesys in our Energy Efficiency Services segment.

General and administrative expenses.    General and administrative expenses increased by $5.9 million, or 17.9%, to $38.7 million for the nine months ended September 30, 2016 from $32.9 million for the nine months ended October 2, 2015. This was due primarily to increases of $5.6 million, $0.2 million, $0.2 million and $0.1 million in general and administrative expenses of the Energy Efficiency Services, the Engineering Services, the Public Finance Services segments and unallocated corporate expense, respectively.  General and administrative expenses in our Homeland Security Service segment decreased by $0.2 million.  General and administrative expenses as a percentage of contract revenue decreased to 25.6% for the nine months ended September 30, 2016 as compared to 31.7% for the nine months ended October 2, 2015.

Of the $5.9 million increase in general and administrative expenses, approximately $4.0 million, $0.3 million, $1.0 million and $0.8 million relates to increases in salaries and wages, stock compensation expense, depreciation and amortization, and other general and administrative expenses, respectively.  Facilities and facility related expenses decreased by $0.2 million.

Income from operations.     As a result of the above factors, our operating income was $8.9 million for the nine months ended September 30, 2016 as compared to operating income of $7.1 million for the nine months ended October 2, 2015.  The increase in income from operations was primarily due to higher revenue in the Energy Efficiency Services segment. Income from operations as a percentage of contract revenue was 5.8% for the nine months ended September 30, 2016, as compared to 6.8% in the prior year period.

Total other expense, net.    Total other expense, net was $135,000 for the nine months ended September 30, 2016, as compared to $323,000 for the nine months ended October 2, 2015. This decrease in expense is primarily due to a reduction in interest expense.

Income tax expense.    Income tax expense was $2.0 million for the nine months ended September 30, 2016, as compared to $2.9 million for the nine months ended October 2, 2015.  The decrease of $0.9 million, or 30.7% is primarily due to energy efficient commercial building deductions under Internal Revenue Code 179D that we are utilizing in 2016.  We determined that certain deductions related to energy efficient commercial building deductions were greater than what was estimated in the income tax provision for 2015.  Accordingly, the Company has recorded a reduction of income tax expense of approximately $0.6 million as a change in estimate for the nine months ended September 30, 2016.  The difference between the tax expense recorded and the expense that would be recorded by applying the federal statutory rate primarily relates to energy efficient commercial building deductions, as well as certain expenses that are non-deductible for federal tax purposes, including meals and entertainment, lobbying and compensation expense related to incentive stock options.

Net income.     As a result of the above factors, our net income was $6.7 million for the nine months ended September 30, 2016, as compared to net income of $3.9 million for the nine months ended October 2, 2015.

Liquidity and Capital Resources

As of September 30, 2016, we had $18.6 million of cash and cash equivalents.  Our cash increased by $2.1 million since January 1, 2016 primarily due to cash generated from operations of $16.7 million offset by our payment of $8.9 million in cash for the acquisition of substantially all of the assets of Genesys and payments of $4.4 million for contingent consideration and on notes payable related to our acquisitions.  Our primary source of liquidity is cash generated from operations.  We also have a revolving line of credit with BMO Harris Bank, N.A., which matures on March 24, 2017 and provides for a revolving line of credit of up to $7.5 million, subject to a borrowing base calculation, and a delayed draw term loan facility of up to $3.0 million. We are currently in the process of negotiating a refinancing of the credit facility under the BMO Credit Agreement; however, we may not be able to refinance such credit facility on terms favorable to us or at all.  In the event we do not refinance the credit facility, we intend to repay any outstanding amounts due with cash on hand.  We believe that our cash and cash equivalents on hand, cash generated by operating activities and available borrowings under our revolving line of credit will be sufficient to finance our operating activities for at least the next 12 months.

Cash flows from operating activities

Cash flows provided by operating activities were $16.7 million for the nine months ended September 30, 2016, as compared to cash flows provided by operating activities of $5.7 million for the nine months ended October 2, 2015.  The cash flows provided by operating activities in the nine months ended September 30, 2016 were comparatively higher than the prior period due to an increase in cash flows from collections of accounts receivable, and increases in accrued liabilities and net income, partially offset by decreases in cash flows related to costs and estimated earnings in excess of billings on uncompleted contracts.

Cash flows from investing activities

Cash flows used in investing activities were $10.2 million for the nine months ended September 30, 2016 as compared to cash flows used in investing activities of $9.8 million for the nine months ended October 2, 2015. The cash flows used in investing activities in the nine months ended September 30, 2016 were primarily due to cash paid in March 2016 for the acquisition of the assets of Genesys. We used cash for investing activities during the nine months ended October 2, 2015 primarily for the acquisitions of Abacus and 360 Energy on January 15, 2015 and Economists LLC on April 3, 2015. Capital expenditures remained relatively unchanged.

Cash flows from financing activities

Cash flows used in financing activities were $4.4 million for the nine months ended September 30, 2016 as compared to cash flows provided by financing activities of $0.6 million for the nine months ended October 2, 2015.  The cash flows used in financing activities for the nine months ended September 30, 2016 were primarily attributable to payments on notes payable to Abacus and 360 Energy and cash paid for earn-out payments owed to the sellers of 360 Energy, which we acquired in January 2015.  The cash flows provided by financing activities for the nine months ended October 2, 2015 was primarily attributable to proceeds from notes payable and proceeds from stock option exercises, which were partially offset by payments on notes payable to Abacus and 360 Energy.

Outstanding indebtedness

BMO Credit Facility.  We and our subsidiaries and Genesys, as guarantors, have entered into a credit agreement (as amended, the “BMO Credit Agreement”) with BMO Harris Bank, N.A., or BMO, that provides for a revolving line of credit of up to $7.5 million, subject to a borrowing base calculation, and a delayed draw term loan facility of up to $3.0 million. The $7.5 million revolving credit facility includes a $5.0 million standby letter of credit sub-facility. As of September 30, 2016, there were no outstanding borrowings under the revolving line of credit, approximately $1.0 million in letters of credit outstanding under the standby letter of credit sub-facility, approximately $1.6 million in loans outstanding under the delayed draw term loan facility and, after considering the BMO Credit Agreement’s borrowing base calculation and debt covenants (each as described below), $6.5 million under the revolving line of credit and $1.4 million under the delayed draw term loan facility were available for borrowing.

The term loan bears interest, at our option, at (a) the base rate plus an applicable margin ranging between 1.25% and 1.75%, or (b) the LIBOR rate plus an applicable margin ranging between 2.25% and 2.75%. Borrowings under the revolving line of credit bear interest, at our option, at (a) the base rate plus an applicable margin ranging between 0.75% and 1.25%, or (b) the LIBOR rate plus an applicable margin ranging between 1.75% and 2.25%. The applicable margin is determined based on our total leverage ratio. Interest on the term loan is payable quarterly, beginning April 13, 2015 and was 3.1% as of September 30, 2016. Principal on the term loan is payable on the last day of each March, June, September, and December in each year, with the amount of each such principal installment equal to: (i) $75,000 on the last day of December 2016, and (ii) all of the remaining outstanding principal amount on March 24, 2017. The Company is currently in the process of negotiating a refinancing of the credit facility under the BMO Credit Agreement; however, the Company may not be able to refinance such facility on terms favorable to it or at all.  In the event the Company does not refinance the credit facility, the Company intends to repay any outstanding amounts with cash on hand.  The term loan is governed by the terms of the BMO Credit Agreement.

 All borrowings under the revolving line of credit are limited to a borrowing base equal to roughly 75% of the eligible accounts receivable plus 50% of the lower of cost or market value of our eligible inventory, each term as defined in the BMO Credit Agreement. Under the BMO Credit Agreement, as of September 30, 2016, no cash amounts are restricted. The revolving line of credit matures on March 24, 2017 and term loans can be requested at any time prior to February 22, 2017, which would mature March 24, 2017.

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

The BMO Credit Agreement also includes customary negative covenants, including (i) restrictions on the incurrence of additional indebtedness by us or the Guarantors other than indebtedness existing on the date of the BMO Credit Agreement, (ii) restrictions on the total consideration for all permitted acquisitions (including potential future earn-out obligations) shall not exceed $1.5 million during the term of the agreement and the total consideration for any individual permitted acquisition shall not exceed $750,000 without BMO’s consent, and (iii) limitations on asset sales, mergers and acquisitions. In addition, the credit agreement includes customary events of default. Upon the occurrence of an event of default, the interest rate may be increased by 2.0%, BMO has the option to make any loans then outstanding under the BMO Credit Agreement immediately due and payable, and BMO is no longer obligated to extend further credit to us under the BMO Credit Agreement. As of September 30, 2016, we were in compliance with the covenants under the BMO Credit Agreement.

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

As noted in our Annual Report on Form 10-K for the year ended January 1, 2016, and as further discussed in Note 2 – “Business Combinations” we are obligated to pay up to $7.9 million in earn-out payments in connection with our acquisition of Abacus and 360 Energy. We are obligated to pay (i) up to $1.4 million in cash, based on the achievement of certain financial targets by Abacus by the end of our 2016 and 2017 fiscal years and (ii) up to $6.5 million in cash, based on the achievement of certain financial targets by WES’s division made up of the assets acquired from, and the former employees of 360 Energy, by the end of our 2016, 2017 and 2018 fiscal years. We have amended our Asset Purchase Agreement with 360 Energy to extend the term of the three-year performance goal for an additional year to the end of our 2018 fiscal year to allow 360 Energy to expand into additional geographical territories.  As a result of this amendment, we have increased contingent consideration by $0.3 million.  Additionally, we have evaluated the total contingent consideration and have determined that certain financial targets will not be met and, as a result, $0.4 million, net has been reversed out of short term contingent consideration.

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

Recent Accounting Pronouncements

Statement of Cash Flows

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Clarification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which eliminates the diversity in practice related to the classification of certain cash receipts and payments in the statement of cash flows, by adding or clarifying guidance on eight specific cash flow issues. ASU 2016-15 is effective for annual and interim reporting periods beginning after December 15, 2017 and early adoption is permitted. ASU 2016-15 provides for retrospective application for all periods presented. We do not believe the guidance will have a material impact on its consolidated financial statements.

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

Stock Compensation

On March 30, 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which amends the current stock compensation guidance. The amendments simplify the accounting for the taxes related to stock-based compensation, including adjustments to how excess tax benefits and a company's payments for tax withholdings should be classified. The standard is effective for fiscal periods beginning after December 15, 2016, with early adoption permitted. We elected to early adopt ASU 2016-09 on a prospective basis, which did not have a material impact for the quarter ended September 30, 2016.

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

We had cash and cash equivalents of $18.6 million as of September 30, 2016. This amount represents cash on hand in business checking accounts with BMO Harris Bank.

We do not engage in trading activities and do not participate in foreign currency transactions or utilize derivative financial instruments.

We are subject to interest rate risk in connection with borrowings under our revolving line of credit and delayed draw term loan facility, each of which bears interest at variable rates. At September 30, 2016, we had no borrowings outstanding under our $7.5 million revolving credit facility, with $7.5 million available for borrowing after considering the credit agreement’s borrowing base calculation and debt covenants, and we had approximately $1.6 million of term loans outstanding that bear interest at variable rates.  Borrowings under our revolving line of credit will accrue interest at either (i) a floating rate equal to 0.75% above the base rate in effect from time to time or (ii) a floating rate equal to 1.75% above LIBOR, with the interest rate to be selected by us.  Our term loan bears interest at the LIBOR rate plus an applicable margin ranging between 2.25% and 2.75%, currently set at the LIBOR rate plus 2.50%, or 3.1% as of September 30, 2016 and matures on March 24, 2017. We do not have any interest rate hedges or swaps.  Based upon the amount outstanding under these loans, a one percentage point change in the assumed interest rate would change our annual interest expense by approximately $15,650 in 2016.

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

In connection with the preparation of this Quarterly Report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2016. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, as of September 30, 2016. No change in our internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6.  Exhibits

Exhibit Number		Exhibit Description
2.1	*	Amendment to the Asset Purchase Agreement, dated January 15, 2015, among Willdan Energy Solutions, Willdan Group, Inc. and 360 Energy Engineers, LLC.
3.1		First Amended and Restated Certificate of Incorporation of Willdan Group, Inc., including amendments thereto (1)
3.2		Amended and Restated Bylaws of Willdan Group, Inc. (2)
4.1		Specimen Stock Certificate for shares of the Registrant’s Common Stock (1)
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
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of September 30, 2016 and October 2, 2015; (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and October 2, 2015; (iii) the Condensed Consolidated Statements of Stockholders Equity for the three and nine months ended September 30, 2016; (iv) the Condensed Consolidated Statement of Cash Flows for the three and nine months ended September 30, 2016 and October 2, 2015 and (iv) the Notes to the Condensed Consolidated Financial Statements.

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
Date: November 3, 2016