Form 10-K
period 2016-12-30
Willdan Group, Inc.
filed 2017-03-10
CIK 1370450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 30, 2016.
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

The aggregate market value of the voting and non‑voting common equity held by non‑affiliates computed by reference to the price at which the common equity was last sold, as reported on the NASDAQ Global Market, as of the last business day of the registrant’s most recently completed second fiscal quarter was $82.6 million.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐   No ☒

On March 9, 2017, there were 8,414,122 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10‑K incorporates information by reference from the registrant’s definitive proxy statement for the 2017 Annual Meeting to be filed on or prior to 120 days after the end of our fiscal year.

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

We operate our business through a nationwide network of offices in Arizona, California, Colorado, Florida, Illinois, Kansas, New Jersey, New York, Ohio, Oregon, Texas, Utah, Washington and Washington, DC. As of December 30, 2016, we had 831 employees which includes licensed engineers and other professionals.

We seek to establish close working relationships with our clients and expand the breadth and depth of the services we provide to them over time.  Our business with public and private utilities is concentrated primarily in California and New York, but we also have business with utilities in Illinois, New Jersey, Ohio, Texas, Utah and Washington State.  We currently serve 19 major utility customers across the country.  Our business with public agencies is concentrated in Arizona, California and New York. We provide services to many of the cities and counties in California. We also serve special districts, school districts, a range of public agencies and private industry.

We were founded in 1964 and Willdan Group, Inc., a Delaware corporation, was formed in 2006 to serve as our holding company. Historically, our clients have been public agencies in communities with populations ranging from 10,000 to 300,000 people.  We believe communities of this size are underserved by large outsourcing companies that tend to focus on securing large federal and state projects and private sector projects.  Since expanding into energy efficiency services, our client base has grown to include investor-owned and other public utilities as well as substantial energy users in government and business.

We consist of a family of wholly‑owned companies that operate within the following segments for financial reporting purposes:

Energy Efficiency Services.  Our Energy Efficiency Services segment consists of the business of our subsidiary, Willdan Energy Solutions, which offers energy efficiency and sustainability consulting services to utilities, public agencies and private industry under a variety of business names, including Willdan Energy Solutions, Abacus Resource Management, 360 Energy Engineers and Genesys Engineering. This segment is currently our largest segment based on contract revenue, representing approximately 68% and 55% of our consolidated contract revenue for fiscal years 2016 and 2015, respectively.

Engineering Services.  Our Engineering Services segment includes the operations of our subsidiaries, Willdan Engineering, Willdan Infrastructure and Public Agency Resources (“PARs”). Willdan Engineering provides civil engineering‑related and city planning services, geotechnical and other engineering consulting services to our clients. Willdan Infrastructure, which was launched in fiscal year 2013, provides engineering services to larger rail, port, water, mining and other civil engineering projects. PARs primarily provides staffing to Willdan Engineering. Contract revenue for the Engineering Services segment represented approximately 25% and 34% of our overall consolidated contract revenue for fiscal years 2016 and 2015, respectively.

Public Finance Services.  Our Public Finance Services segment consists of the business of our subsidiary, Willdan Financial Services, which offers economic and financial consulting services to public agencies. Contract revenue for the Public Finance Services segment represented approximately 6% and 9% of our consolidated contract revenue for fiscal years 2016 and 2015, respectively.

Homeland Security Services.  Our Homeland Security Services segment consists of the business of our subsidiary, Willdan Homeland Solutions, which offers national preparedness and interoperability services and communications and technology solutions. Contract revenue for our Homeland Security Services segment represented approximately 1% and 2% of our consolidated contract revenue for fiscal years 2016 and 2015, respectively.

Our Markets

We provide energy efficiency, engineering and planning, economic and financial consulting and national preparedness and interoperability services primarily to public agencies and utilities, as well as private utilities and firms. We believe the market for these privatized governmental services is, and will be, driven by a number of factors, including:

•	Increased demand for services and solutions that provide energy efficiency, sustainability, water conservation, infrastructure development and renewable energy in the public and private sectors;
•	Population growth, which leads to a need for increased capacity in government services and infrastructure;
•

Growth of small and medium sized communities, which creates the need to obtain highly specialized services without incurring the costs of hiring permanent staffing and the associated support structure;

•	Demand by constituents for a wider variety of services;
•	The deterioration of local infrastructures, especially in aging areas; and
•	Government funding programs and various state legislation that provide funds for local communities to provide services to their constituents.

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

We are organized to profitably manage numerous small to large contracts at the same time. Our contracts typically range from $1,000 to over $5,000,000 in contract revenue. Our contracts typically have a duration of between two and thirty-six months, although we have city services contracts that have been in effect for over 30 years. At December 30, 2016, we had approximately 2,082 open projects.

Along with our more typical shorter-term projects, we also derive substantial revenue from two significant long-term contracts with Consolidated Edison of New York, Inc. (“Consolidated Edison”) and the Dormitory Authority-State of New York (“DASNY”). For the fiscal year 2016, Consolidated Edison and DASNY represented 21% and 22%, respectively, of our consolidated contract revenue. In January 2017, we announced a new three-year contract with Consolidated Edison to implement Consolidated Edison’s Commercial Direct Install (“CDI”) program across the utility's New York City and Westchester County service area. This new program replaces and expands Consolidated Edison's Small Business Direct Install (“SBDI”) program, which we had implemented since 2009, by increasing the size of eligible commercial customers and diversifying the program offerings. The Consolidated Edison contract continues through the end of 2019. The CDI program, Consolidated Edison's largest energy efficiency program, helps customers save energy, lower their bills and protect the environment by providing financial incentives to identify and buy down the cost of energy efficiency measures. To support this effort, we will provide full-service program implementation including outreach and direct sales to potential commercial customers, on-site energy efficiency assessments, direct implementation of energy savings measures and subcontractor management.  While the contract does not obligate Consolidated Edison to engage us for a minimum amount of services, the contract terms include an anticipated budget for our services of up to $75.0 million of services. Consolidated Edison may terminate the contract at any time for any reason.

Further, in connection with our acquisition of substantially all of the assets of Genesys Engineering P.C. (“Genesys”), we entered into an administrative services agreement with Genesys pursuant to which our subsidiary,

Willdan Energy Solutions (“WES”), provides Genesys with ongoing administrative, operational and other non-professional support services. Under such administrative services agreement, WES provides administrative services for a series of Genesys’ DASNY contracts. WES provides administrative services to Genesys in its performance of rehabilitation and construction work and architectural and engineering services at various sites within New York State for DASNY under these contracts, including energy efficient design, utility cost evaluation and review, and various regulatory compliance services. Specific project descriptions are set out by DASNY in work authorizations, which are issued under the terms of the contracts. The termination dates of the DASNY contracts vary, the latest of which is currently February 13, 2019, but DASNY has the option to extend this contract term twice, one year at a time. DASNY may at any time terminate any of the contracts or suspend all projects, for its convenience and without cause.

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

	Fiscal Year
	2016	2015	2014
Energy Efficiency Services	68%	55%	49%
Engineering Services	25%	34%	38%
Public Finance Services	6%	9%	10%
Homeland Security Services	1%	2%	3%

See Note 13—“Segment Information” for additional segment information.

Energy Efficiency Services

We commenced providing energy efficiency services with the creation of our subsidiary, WES and its acquisition of Intergy Corporation in fiscal year 2008. Since then, we have grown our energy efficiency services segment through organic growth and through the acquisitions by WES of Abacus Resource Management Company (“Abacus”) and substantially all of the assets of 360 Energy Engineers, LLC (“360 Energy”) in January 2015 and substantially all of the assets of Genesys in March 2016.

WES is an energy efficiency consulting firm that provides specialized, innovative, comprehensive energy solutions nationwide to businesses, utilities, state agencies, municipalities, and non‑profit organizations. Our experienced engineers and staff help our clients realize cost and energy savings by tailoring efficient and cost‑effective solutions to assist them in maximizing their energy spend. WES’s energy efficiency services include comprehensive surveys, program design, master planning, benchmarking analyses, design engineering, construction management, performance contracting, installation, alternative financing, and measurement and verification services.

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

Program Design and Implementation.  We assist utilities and governmental clients with the design, development and implementation of energy efficiency plans and programs. These plans include energy efficiency design, outreach implementation, water conservation, renewable energy planning and Green House Gas (“GHG”) reduction strategies.

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

Representative Projects.  The following are examples of typical ongoing projects in the Energy Efficiency Services segment:

•

Consolidated Edison, New York.  We serve as Consolidated Edison’s program manager and implementer for its CDI program across the utility’s New York City and Westchester County service area.  This new program replaces and expands Consolidated Edison’s SBDI program, which we had implemented since 2009, by increasing the size of eligible commercial customers and diversifying the program offerings. The CDI program, Consolidated Edison’s largest energy efficiency program, helps customers save energy, lower their bills and protect the environment by providing financial incentives to identify and buy down the cost of energy efficiency measures.  To support this effort, we will provide full-service program implementation including outreach and direct sales to potential commercial customers, on-site energy efficiency assessments, direct implementation of energy savings measures and subcontractor management.  During the fiscal year 2016, we had delivered over 11 megawatts of electric demand reduction in the load pocket and over 86 million kilowatt hours of energy savings across the SBDI program.

•

Marshak Science Building Rehabilitation, The City University of New York.  The Marshak Science Building is a mid-rise, 750,000 square foot science building, which consists of a 350,000 square foot 13-story tower and 300,000 square foot plaza level and underground. The science building includes research and teaching labs, a vivarium, a morgue, office areas, a library, an auditorium, a gymnasium and a pool.  We are responsible for the study, design and construction management for a renovation of the Marshak Science Building that includes the retrofit of 200 standard flow fume hoods to low flow high efficiency hoods and installation of high entrainment fume hood exhaust systems, new lab make-up air units with heat recovery, liquid desiccant dehumidification systems, new supply air risers and general exhaust risers throughout the tower, new hot water and chilled water risers,  new central station air handling equipment, new high temperature hot water to low temperature hot water heat exchangers and lab fit-out with chilled beam secondary heating and cooling.

•

Central Boiler and Chiller Plant, Lehman College, Bronx, New York.  This project includes the installation of a new 5,400-ton central chiller plant with high pressure steam turbine driven chillers and electric motor driven chillers and a 100,000 pound per hour high pressure steam boiler plant and the upgrade of the campus 27 kilovolt high voltage electric service.  We are responsible for the study, design and construction management for this energy project that also includes the installation of temporary high pressure boilers and a temporary chiller in order to supply the campus with heating and cooling throughout the duration of the project.

•

HVAC Upgrade and Energy Project, Borough of Manhattan Community College, New York, New York.  199 Chambers Street is a 750,000 square foot academic building that includes teaching labs, classrooms, a pool, a gymnasium, an auditorium, a theatre and office areas. This project included the installation of a new 3,000-ton central chiller plant with one 1,500-ton high pressure steam turbine driven chiller and one 1,500-ton electric motor driven chiller, replacement and/or rehabilitation of air handling equipment throughout the facility, installation of a new building management system, ductwork modifications, retrofit of standard flow fume hoods with high efficiency, low flow fume hoods and installation of a new fume hood exhaust system and new high entrainment fume hood exhaust fans.  We are responsible for the study, design and construction management for this energy project.

•

Sequim Aquatic Recreation Center, Sequim, Washington.  The Sequim Aquatic Recreation Center is a highly active community pool and athletic facility that serves the immediate Sequim community and surrounding areas with swimming, athletic and physical therapy programs for patrons of all age groups.  The overall project focused on improving the efficiency and functionality of the natatorium HVAC system, pool heating and lighting throughout the facility, while also implementing water conservation measures.

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

Development Review.  We offer development plan review and inspection services including Americans with Disabilities Act (“ADA”) compliance, preliminary and final plats (maps), grading and drainage services, complete infrastructure improvements for residential site plans, commercial site plans, industrial development and subdivision, and major master plan development services. Previously, we have reviewed grading plans, street lighting and traffic signal plans, erosion control plans, storm drain plans, street improvement plans, and sewer water and utility plans.

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

Representative Projects.  The following are examples of typical projects we have in the Engineering Services segment:

•

City of Elk Grove, California, Public Works Department Services.  We provide all-encompassing Public Works Department and Development Engineering services for the over 160,000-resident community of Elk Grove. Services include traditional public works, including public counter service, permitting, land development review and inspection, managing the Capital Improvement Program, civil engineering design and construction management, drainage study and engineering, traffic engineering, pavement management and inspections, project management and oversight, subconsultant procurement and selection, and infrastructure operations and maintenance. Staffing of the Department consists of seven city employees overseeing our staff of over 40 full-time engineers, managers, observers/inspectors, administrative support staff and a variety of subconsultants and subcontractors. Select representative projects completed for the city include the award-winning Rain Garden, Special Waste Collection Center, Long Leaf Bridge, Elk Grove Creek Crossing over State Route 99, and Elk Grove/State Route 99 Interchange Modification projects.

•

City of Paramount, California, City Engineering Services.  We have provided city engineering services to the City of Paramount for over 40 years, and presently serve as City Engineer and Water Engineer. In addition to providing staff augmentation services, we provided traffic engineering, agency engineering, public works permits/inspection, development review, Capital Improvements Plan design/inspection, Community Development Block Grant administration, grant writing, and National Pollutant Discharge Elimination System compliance services. We are currently designing the widening of Garfield Avenue from 4 lanes to 6 lanes over a span of 1.75 miles from the south city limit to the north city limit.

•

City of Rialto, California, On-Call Construction Management.  We are providing construction management and engineering design services for numerous projects throughout the city of Rialto.  We also provide building and safety services to the city. Typical construction management and engineering projects include roadway, parking lot, pavement, ADA compliance, underground infrastructure (including sewers, storm drains and trenches), annual overlay and ATP-Cycle 2, and building facility (warehouse and fire station) improvements.  Services include, resident engineering, construction management, construction inspection, utility coordination, preparation of funding submittals, labor compliance, geotechnical and material testing, and public outreach. For building and safety services, we provide building plan review and inspection throughout the city.

•

City of San Bernardino, California, Building and Safety and Traffic Engineering Services.    We are providing multiple engineering consulting services to the city.  For traffic engineering services, we serve as the City Traffic Engineer. Typical duties include design oversight, response to citizens’ requests, study review, operational analysis, attendance at City Council, Planning Commission, and Public Safety Commission meetings and other related services.  In addition, we provide an in-house plans examiner, an in-house building counter technician, building plan review services, civil plan review services and building inspection services to the city.

•

City of South Gate, California, City Engineering Services. We provided the City of South Gate with as-needed professional consulting services since 1994, and presently provide professional engineering services for various public works projects. We provide design engineering and architecture, construction management and inspection, staff augmentation, geotechnical engineering, surveying, special funding administration, plan check, right-of-way acquisition (with legal description), assessment district engineering, and community development services throughout the City of South Gate. We have successfully completed several projects for the City of South Gate and are currently in the final design phase of the Firestone Boulevard street improvement project.

•

City of Tempe, Arizona, Building and Safety Services.  We provide plan review services for a variety of projects, including new and remodeled office complexes, parking garages, medical-use facilities, and apartments.

•

City of Westlake Village, California, City Engineering Services.  The City of Westlake Village has contracted with us since 1983 for general engineering services. Based on the ongoing needs of the city, our services include administrative duties, development review, capital projects, public works permits and inspections, and miscellaneous engineering. Administrative duties include an analysis of the city needs and preparation of long and short range programs, attendance at City Council and city requested meetings, review of planning and land development projects, general engineering consulting, recommending regulations and ordinances, technical supervision of city inspectors, advising the city on engineering and construction financing, offering recommendations on development control and acting as liaison with other public agencies.

•

County of Los Angeles, California, Building and Safety, As Needed Landscape Architect, and Civil Design Services. We are providing as-needed building inspection, rehabilitation inspection, permit technician services and building and grading plan checking, traffic engineering, and civil design services. In addition, we are also providing as-needed landscape architectural services including the preparation of feasibility studies, program development, project design, plan checking, graphic design, cost estimating in support of landscape projects.  Projects include streetscapes, park renovations, landscape conversions to drought tolerant plantings, and landscape inventories of county landscape facilities.

•

County of Glenn, California, Engineering Services.  We have been serving as the contract County Engineer for Glenn County since 2008.  In this role we function as the County Engineer and County Surveyor as well as provide capital improvement design, construction management, federal aid programming assistance, and miscellaneous assistance as needed.  In particular, we provide assistance with the city’s Highway Bridge Program (“HBP”) and its State Transportation Improvement Program overlay pavement rehabilitation program. For the HBP, we prepared all of the federal aid applications to successfully program and secure nearly $36 million for the design and construction of twelve different off-system, structurally deficient or functionally obsolete bridges since 2010.

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

The key to our District Administration services is our proprietary software package, MuniMagicSM: Municipal Administration & Government Information Coordinator, which we developed internally to redefine the way we administer special districts. MuniMagicSM is a database management program that maintains parcel data; calculates special taxes, assessments, fees and charges; manages payment tracking; maintains bond‑related information in a single, central location; and provides reporting, financial modeling and analysis at multiple levels of detail. MuniMagicSM offers a significant competitive advantage in an industry driven by the ability to accurately process large quantities of data.

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

Representative Projects.  Examples of typical projects we have in the Public Finance Services segment include:

•

Property Assessed Clean Energy (“PACE”).  PACE is a financing mechanism that enables low-cost, long-term funding for energy efficiency, renewable energy and water conservation projects.  PACE financing is repaid as an assessment on the property’s regular tax bill, and is processed the same way as other local public benefit assessments that have been utilized for decades. Depending on local legislation, PACE can be used to pay for new heating and cooling systems, solar panels, insulation and more for commercial, nonprofit and residential properties. This allows property owners to implement improvements without a large up-front cash payment.  We have partnered with Ygrene Energy Fund to provide a national PACE program.  The program spans over forty counties in California and multiple counties in Florida, and it is currently expanding into Missouri and Georgia.

•

Municipal Electric Authority of Georgia (“MEAG”) Power. We are preparing a white paper on the potential impact of Distributed Energy Resources (“DER”) such as rooftop solar on member revenue sufficiency. MEAG's 45 members must service MEAG Power's $7 billion of debt. The analysis summarizes retail ratemaking options for DERs in the US and Georgia as well as recent trends. For each member city, we are evaluating the potential revenue shortfalls given various DER rate designs and levels of DER deployment. Results of this study will be used to quantify the risk and demonstrate mitigation strategies for the rating agencies.

•

County of Santa Barbara, California. In 2002, the State of California passed a community choice aggregation (“CCA”) law as part of its electric restructuring legislation. CCA is a state policy that enables local governments to aggregate electricity demand within their jurisdictions in order to procure alternative energy supplies while maintaining the existing electricity provider for transmission and distribution services. Since the passage of the legislation, many agencies have been looking into this alternative means to procure energy. We were selected by the County of Santa Barbara to conduct a CCA feasibility study for the Central Coast Region; efforts will include 3 counties—Santa Barbara, Ventura, and San Luis Obispo, at least 17 participating cities within the tri-county region, and the territories of two investor owned utilities, namely Southern California Edison and Pacific Gas and Electric Company. We are currently conducting a similar study for the City of San Diego.

•

Town of Queen Creek, Arizona, Transportation Development Impact Fee Study.  The Town of Queen Creek is a rapidly growing community in the Valley Area surrounding Phoenix. The town hired us to provide a Transportation Development Impact Fee Study for the its roadway system

•

City of Plano, Texas, Rate Methodology Assessment.  We were retained by the City of Plano, Texas, and other member cities of the North Texas Municipal Water District, to complete an assessment of the rate methodology used to charge member and customer cities. The district consists of 13 member cities and 33 customer cities from the North Dallas area, serving 1.6 million consumers. The project consists of evaluating the current rate methodology and recommending alternatives to more equitably allocate costs amongst member cities and to customer cities. In order to achieve this objective, and have a platform to best communicate results, we developed an interactive model to simulate changes in rate methodology.

Homeland Security Services

In fiscal year 2004, we formed our subsidiary Willdan Homeland Solutions, formerly known as American Homeland Solutions. Willdan Homeland Solutions provides emergency preparedness planning, emergency preparedness training, emergency preparedness exercises, communications and technology, and water security services that focus on integrating local resources and assets within state and federal systems to cities, counties and related municipal service agencies, such as utility and water companies, as well as school districts, port and transportation authorities, tribal governments and large business enterprises with a need for homeland security related services. We staff our projects in this area with former high‑level local and regional public safety officers and focus on solutions tailored for local agencies and their personnel. Our services include the following:

Emergency Preparedness Planning.  We design, develop, implement, review and evaluate public and private agencies’ emergency operations and hazard mitigation plans, including compliance and consistency with federal, state and local laws and policies. Plans are tailored to respond to terrorism, intentional acts of sabotage and natural disasters. We also provide command and control and emergency response training for all types of unusual occurrences. We have developed emergency operations, hazard mitigation, continuity of operations and business continuity and recovery plans for municipal governments, special districts school districts, and private‑industry clients.

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

Emergency Preparedness Exercises.  We conduct planning sessions and exercises, including those relating to weapons of mass destruction, large events, mass casualty transportation disasters, terrorism incident response, natural disaster response and recovery and civil disorder events. We design these exercises for multi‑agency involvement so they are fully compliant with the federal government’s Homeland Security Exercise and Evaluation Program, the State Emergency Management System for California, and the National Response Framework. Exercises are designed to evaluate and test first responders and support personnel, as well as elected officials and agency management.

Communications and Technology.  We provide homeland security, public safety and emergency response capabilities for government and corporate clients that focus on integrating local resources and assets within federal, state and local systems. Core competencies include requirements development, integration, life cycle analysis, system design, procurement and selection, deployment, interoperability, project management, quality management, assessments, conceptual and final design and gap analysis in the public safety radio, land mobile communications and corporate market including broadband networks, commercial cellular test plans, data networks, microwave network planning and related engineering design.

Water Security.  We offer NIMS and Incident Command System courses specific to water and wastewater agencies. Our instructors and course facilitators have significant experience in water and wastewater security, emergency preparedness, and business continuity. All courses are certified by the US Department of Homeland Security (“DHS”). Eligible agencies may use DHS Transit Security Grant Program funds for this approved training. The program is one in a number of comprehensive measures authorized by congress to directly support transportation infrastructure security activities.

Representative Projects.  Examples of typical Homeland Security Services projects include:

•

San Francisco Bay Area, Urban Areas Security Initiative (“UASI”) Exercise Program.  We provided the San Francisco Bay Area UASI with emergency management exercise services, in support of the design, development and delivery of Yellow Command, the Functional Exercise element of the Urban Shield Full-Scale Exercise series, since its inception in 2013. This exercise has the objective to engage all levels of emergency operation centers (“EOC”) in the region, and promote coordination between jurisdictions and agencies in response to a catastrophic incident (or incidents) occurring throughout the region. The exercises in this series consist of both full-scale and functional components, as defined by Homeland Security Exercise and Evaluation Program (“HSEEP”) methodology, and encompass notification, communication and on-scene response operations.

•

Anaheim/Santa Ana UASI, Training & Exercise Program. Since 2008, our staff has supported the Anaheim/Santa Ana UASI Training and Exercise Program, providing more than 100 tabletop, functional and full-scale exercises, as well as strategic and operational planning and city and county EOC and National Incident Management System/Incident Command System training. The primary objective of this program is to prepare the region to respond to a wide-range of natural, human-caused and/or technological disasters and emergencies, and we work on a daily basis with all of the region’s public safety agencies, emergency management and public health officials, as well as regional partners and stakeholders to help meet this objective.  For all exercises, we are responsible for planning and leading exercise planning and design, developing all HSEEP compliant exercise documents and facilitating exercise evaluation, including writing the After Action Report/Improvement Plans.

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

Quality of service.  We pride ourselves on the quality of service that we provide to our clients. The work for which we compete is awarded primarily based on the company’s qualifications, rather than the fees proposed. We believe that our service levels, experience and expertise satisfy even the most rigorous qualification standards. We have developed a strong reputation for quality, based upon our depth of experience, ability to attract quality professionals, customized technology and software that support our services, local knowledge and the expertise we possess across multiple disciplines. We believe we are well‑positioned to serve utilities and public sector clients due to our knowledge of the unique reporting processes and operating procedures of utilities and public agencies, which differ substantially from the private sector.

Broad range of services.  Our focus on customer service has led us to continually broaden the scope of the services we provide. While we started as an engineering business, at different stages in our history, as the needs of our clients have evolved, we have expanded into new services, such as energy efficiency and homeland security services, and developed complementary service capabilities, including building and safety services, financial and economic services, planning services, geotechnical services, code enforcement services. Further, because we recognize that local public sector projects and issues often cross departmental lines, we have developed the ability to deliver multiple services in a cohesive manner to better serve our client communities as a whole.

Strategic locations in key markets.  Local agencies want professionals who understand their local needs. Therefore, we deliver our services through a network of offices dispersed throughout the United States in: Arizona, California, Colorado, Florida, Illinois, Kansas, New Jersey, New York, Ohio, Oregon, Texas, Utah, Washington and Washington, D.C. Each of our offices is staffed with quality professionals, including former management level public sector employees, such as planners, engineers, inspectors, and police and fire department personnel. These professionals understand the local and regional markets in which they work.

Strong, long‑term client relationships.  We have developed strong relationships with our public agency clients, some of whom we have worked with for over 42 years. The value of these long‑term relationships is reflected in the recurring award of new projects, ongoing staffing assignments, and long‑term projects that require high‑level supervision. We also seek to maintain close personal relationships with public agency decision‑makers to strengthen our relationships with them and the agencies with which they work. We frequently develop new client relationships as our public agency contacts are promoted or move to other agencies. Our strong culture of community involvement and leadership in key public agency organizations underscores our customer focus and helps us cultivate and expand our client base.

Experienced, talented and motivated employees.  Our staff consists of seasoned professionals with a broad array of specialties, and a strong customer service orientation. Our corporate culture places a high priority on investing in our people, including providing opportunities for stock ownership to attract, motivate and retain top professionals. Our executive officers have an average of more than 38 years of experience in the engineering and consulting industry, and an average of 10 years with our company.

Clients

Our clients primarily consist of investor owned utilities, public and governmental agencies including cities, counties, redevelopment agencies, water districts, school districts and universities, state agencies, federal agencies and a variety of other special districts and agencies. We also provide services to private utilities and private industry. In fiscal year 2016, we served over 953 distinct clients. For fiscal year 2016, two clients accounted for more than 10% of our consolidated contract revenue.  Consolidated Edison and DASNY accounted for 21% and 22%, respectively, of our consolidated contract revenue for fiscal year 2016.  Our clients are primarily based in California and New York. In fiscal year 2016, services provided to clients in California accounted for approximately 33% of our contract revenue and services provided to clients in New York accounted for approximately 45% of our contract revenue.

Contract Structure

We generally provide our services under contracts, purchase orders or retainer letters. The agreements we enter into with our clients typically incorporate one of three principal types of pricing provisions:

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

The following table presents, for the periods indicated, the approximate percentage of our contract revenue subject to each type of pricing provision:

	Fiscal Year
	2016	2015
Time and materials	24%	31%
Unit based	30%	34%
Fixed price	46%	35%
Total	100%	100%

In relation to the pricing provisions, our service-related contracts, including operations and maintenance services and a variety of technical assistance services, are accounted for over the period of performance, in proportion to the costs of performance. Award and incentive fees are recorded when they are fixed and determinable and consider customer contract terms.

For time and materials and fixed price contracts, we bill our clients periodically in accordance with the contract terms based on costs incurred, on either an hourly fee basis or on a percentage of completion basis, as the project progresses. For unit based contracts, we bill our clients upon delivery of the contracted item or service, and in some cases, in advance of delivery.

Our contracts come up for renewal periodically and at the time of renewal may be subject to renegotiation, which could impact the profitability on that contract. In addition, during the term of a contract, public agencies may request additional or revised services which may impact the economics of the transaction. Most of our contracts permit our clients, with prior notice, to terminate the contracts at any time without cause. While we have a large volume of transactions and generally low customer concentration, the renewal, termination or modification of a contract may have a material effect on our consolidated operations.

Competition

The market for our services is highly fragmented. We often compete with many other firms ranging from small local firms to large national firms. Contract awards are based primarily on qualifications, relevant experience, staffing capabilities, geographic presence, stability and price.

Doing business with utilities and governmental agencies is complex and requires the ability to comply with intricate regulations and satisfy periodic audits. We have been serving cities, counties, special districts and other public agencies for over 50 years. We believe that the ability to understand these requirements and to successfully conduct business with utilities, governmental entities and agencies is a barrier to entry for potential competitors.

Our competition varies by type of client, type of service and geography. The range of competitors for any one project can vary depending upon technical specialties, the relative value of the project, geographic location, financial terms, risks associated with the work, and any client imposed restrictions. Unlike most of our competitors, we focus our services on utilities and public sector clients. Utility and public sector clients generally choose among competing firms by weighing the quality, experience, innovation and timeliness of the firm’s services. When selecting consultants for engineering projects, many utilities and government agencies are required to, and others choose to, employ Qualifications Based Selection (“QBS”). QBS requires the selection of the most technically qualified firms for a project, while the financial and legal terms of the engagement are generally secondary.

Our competition varies geographically. Although we provide services in several states, we may be stronger in certain service lines in some geographical areas than in other regions. Similarly, some of our larger competitors are stronger in some service lines in certain localities but are not as competitive in others. Our smaller competitors generally are limited both geographically as well as by the services they are able to provide.

We believe that our Energy Efficiency Services segment competes primarily with Lockheed‑Martin, EnerPath, KEMA (a division of the DNV Group), Clear Result, AM Conservation Group ,Inc., Ameresco, Inc., Lime Energy, ICF International, Inc., and Nexant, Inc. We believe that the primary competitors for our Engineering Services segment include Charles Abbott & Associates, Inc., Harris & Associates, RBF Consulting, Tetra Tech, Inc., Stantec, Inc., Michael Baker Corporation, TRC Companies, Inc., AECOM Technology Corporation, NV5 Holdings, Inc., Ecology & Environment, Inc., Iteris, Inc., Versar, Inc., CH2M Hill and Jacobs Engineering Group, Inc. Our chief competitors in our Public Finance Services segment include David Taussig & Associates, Harris & Associates, BLX Group, Arbitrage Compliance Specialists, Raftelis Financial Consultants, Inc., FCS Group and the NBS Government Finance Group. We believe the Homeland Security Services segment competes primarily with Leidos (formerly Science Applications International Corporation or SAIC) and IEM, Inc.

Insurance

We currently maintain the following insurance coverage: commercial general liability with limits of $1.0 million per occurrence and $2.0 million general aggregate; automobile liability insurance with limits of $1.0 million per occurrence; and workers’ compensation and employer’s liability with limits of $1.0 million per occurrence. We also carry professional liability insurance with a deductible of $250,000 and limits of $7.5 million per claim and $15.0 million annual aggregate and an umbrella/excess liability insurance of $25.0 million. We are liable to pay these claims from our assets if and when the aggregate settlement or judgment amount exceeds our policy limits.

Employees

At December 30, 2016, we had approximately 615 full‑time employees and 216 part‑time employees. All Public Agency Resources’ employees are classified as part‑time. Our employees include, among others, licensed electrical, mechanical, structural and civil engineers, land surveyors, certified building officials, licensed geotechnical engineers and engineering geologists, certified inspectors and plans examiners, licensed architects and landscape architects, certified planners, and information technology specialists. We believe that we attract and retain highly skilled personnel with significant industry experience and strong client relationships by offering them challenging assignments in a stable work environment. We believe that our employee relations are good.

The following table sets forth the number of our employees in each of our business segments and our holding company:

	As of
	Fiscal Year End
	2016	2015	2014
Engineering Services	370	352	326
Energy Efficiency Services	334	224	204
Public Finance Services	69	62	58
Homeland Security Services	7	9	10
Holding Company Employees (Willdan Group, Inc.)	51	41	39
Total	831	688	637

At December 30, 2016, we contracted with approximately 100 former and current public safety officers to conduct homeland security services training courses. These instructors are classified as subcontractors and not employees.

Intellectual Property

The Willdan, Willdan Group, Inc., Willdan Engineering, Willdan Infrastructure, Willdan Financial Services, Willdan Energy Solutions and Willdan Homeland Services names are service marks of ours, and we have obtained a service mark for the Willdan logo. We have also obtained federal servicemark registration with the United States Patent and Trademark Office for the “Willdan” name and the “extending your reach” tagline. We believe we have strong name recognition in the western United States and New York, and that this provides us a competitive advantage in obtaining new business. Consequently, we believe it is important to protect our brand identity through trademark registrations. The name and logo of our proprietary software, MuniMagicSM, are registered servicemarks of Willdan Financial Services, and we have registered a federal copyright for the source code for the MuniMagicSM software.

Available Information

Our website is www.willdan.com and our investor relations page is under the caption “Investors” on our website. We make available on this website under “SEC Filings,” free of charge, our annual reports on Form 10‑K, quarterly reports on Form 10‑Q, current reports on Form 8‑K, and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the U.S. Securities and Exchange Commission (“SEC”). We also make available on this website our prior earnings calls under the heading “Investors—Investor Relations” and our Code of Ethical Conduct under the heading “Investors—Corporate Governance.” The information on our website is not a part of or incorporated by reference into this filing. Further, a copy of this annual report on Form 10‑K is located at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1‑800‑SEC‑0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding our filings at http://www.sec.gov.

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

Our engagements often involve large‑scale, complex projects. The quality of our performance on such projects depends in large part upon our ability to manage the relationship with our clients and our ability to effectively manage the project and deploy appropriate resources, including third‑party contractors and our own personnel, in a timely manner. We may commit to a client that we will complete a project by a scheduled date or that, when completed, a project will achieve specified performance standards. For instance, we may fail to achieve energy savings requirements that are stipulated in our contracts. If the project is not completed by the scheduled date or fails to meet required performance standards, we may either incur significant additional costs or be held responsible for the costs incurred by the client to rectify damages due to late completion or failure to achieve the required performance standards. The uncertainty of the timing of a project can present difficulties in planning the amount of personnel needed for the project. If the project is delayed or canceled, we may bear the cost of an underutilized workforce that was dedicated to fulfilling the project. In addition, performance of projects can be affected by a number of factors beyond our control, including unavoidable delays from government inaction, public opposition, inability to obtain financing, weather conditions, unavailability of vendor materials, changes in the project scope of services requested by our clients, industrial accidents, environmental hazards, and labor disruptions. To the extent these events occur, the total costs of the project could exceed our estimates, and we could experience reduced profits or, in some cases, incur a loss on a project, which may reduce or eliminate our overall profitability. Further, any defects or errors, or failures to meet our clients’ expectations, could result in claims for damages against us. Failure to meet performance standards or complete performance on a timely basis could also adversely affect our reputation.

A downturn in public and private sector construction activity in the regions we serve, or other conditions that impact the construction industry, may have a material adverse effect on our business, results of operations and financial condition.

A downturn in construction activity in our geographic service areas may affect demand for our services, which could have a material adverse effect on our business, results of operations and financial condition. During fiscal year 2016, a portion of our contract revenue was generated by services rendered to public agencies in connection with private and public sector construction projects.

In the recent past, general economic conditions declined due to a number of factors including slower economic activity, a lack of available credit, decreased consumer confidence and reduced corporate profits and capital spending, leading to a slowdown in construction, particularly residential housing construction, in the western United States. As a result of this slowdown, both our engineering services segment and public finance services segment suffered declines in revenue and operating margin compression and we made several reductions in workforce and facility leases. While economic conditions have improved from fiscal year 2010 through fiscal year 2016, the recovery has been slow with regard to our traditional engineering and public finance services segments. If the economy declines again, we will need to evaluate whether reductions in headcount and facilities in geographic areas that are underperforming are again needed.

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

Changes to tax laws and regulations, including changes to the energy efficient building deduction, could adversely affect our business, results of operations and financial condition.

Tax laws and regulations are highly complex and subject to interpretation, and the tax laws and regulations to which we are subject change over time. Our tax filings are based upon our interpretation of the tax laws in effect in various jurisdictions for the periods for which the filings are made. As our business grows, we are required to comply with increasingly complex taxation rules and practices. We are subject to tax in multiple U.S. tax jurisdictions. Changes in federal, state and local tax laws and regulations could adversely affect our business, results of operations and financial condition. A number of factors may impact our future effective income tax rate, including:

▪	governmental authorities increasing taxes or eliminating deductions;
▪	changes in the jurisdictions in which earnings are taxed;
▪	the resolution of issues arising from tax audits with various tax authorities;
▪	changes in the valuation of our deferred tax assets and liabilities;
▪	adjustments to estimated taxes upon finalization of various tax returns;
▪	changes in available tax credits;
▪	changes in stock-based compensation;
▪	other changes in tax laws and regulations, and
▪	the interpretation of tax laws and/or administrative practices.

For example, we utilized the energy efficient building deduction under Section 179D of the Internal Revenue Code of 1986, as amended, in fiscal years 2014, 2015 and 2016 and intend to utilize this deduction for fiscal year 2017. If the U.S. Congress does not extend such deduction, our inability to utilize such deduction could have a material adverse effect on our business, results of operations and financial condition.

Any significant increase in our future effective income tax rate could reduce net earnings and free cash flow for future periods.

The energy efficiency services market is highly competitive and if we are unable to compete successfully our business, results of operations and financial condition will be adversely affected.

The energy efficiency services market is highly competitive, and we expect competition to increase and intensify as the energy efficiency services market continues to evolve. We face strong competition primarily from other providers of energy efficiency services, local electrical and mechanical contractors and engineering firms, lighting and lighting fixture manufacturers and lighting fixture distributors. We compete primarily on the basis of client service and support, quality and scope of services and products, including proprietary technology, cost of services and products, name recognition and our performance track record for services provided.

In addition to our existing competitors, new competitors such as large national or multinational engineering and/or construction companies could enter our markets.  Many of these current and potential competitors are better capitalized than we are, have longer operating histories and strong existing client relationships, greater name recognition, and more extensive engineering, technology and sales and marketing capabilities. Competitors could focus their substantial resources on developing a competing business model or energy efficiency services that may be potentially more attractive to clients than our products or services. In addition, we may face competition from other products or technologies that reduce demand for electricity. Our competitors may also offer energy efficiency services at reduced prices in order to improve their competitive positions. Any of these competitive factors could make it more difficult for us to attract and retain clients, require us to lower our prices in order to remain competitive, and reduce our revenue and profitability, any of which could have a material adverse effect on our business, results of operations and financial condition.

Changes in the local and regional economies of California and New York could have a material adverse effect on our business, results of operations and financial condition.

Adverse economic and other conditions affecting the local and regional economies of California and New York may reduce the demand for our services, which could have a material adverse effect on our business, results of operations and financial condition. During fiscal year 2016, approximately 33% and 45% of our contract revenue was derived from services rendered to public agencies, utilities, and private industry in California and New York, respectively. California and New York each experienced an economic downturn in fiscal year 2009, which negatively impacted our revenue and profitability. Any future downturns could have similar significant adverse impacts on our business, results of operations and financial condition.

Our top two clients accounted for nearly half of our consolidated revenue for fiscal year 2016, and if we have a loss or reduction of business from either of them, it could result in significant harm to our revenue, profitability and financial condition.

For fiscal year 2016, our top two clients accounted for 43% of our consolidated contract revenue.  Consolidated Edison and DASNY accounted for 21% and 22%, respectively, of our consolidated contract revenue in fiscal year 2016. These clients are not committed to purchase any minimum amount of our services, as our agreements with them are based on a “purchase order” model. As a result, they may discontinue utilizing some or all of our services with little or no notice.

The loss of any of these customers (or financial difficulties at any of these customers, which result in nonpayment or nonperformance) could have a significant and adverse effect on our business, results of operations and financial condition. We expect these two customers to continue to account for a significant portion of our revenues for the foreseeable future. If these clients significantly reduce their business or orders with us, default on their agreements with us or fail to renew or terminate their agreements with us, our business, results of operations and financial condition could be materially and adversely affected. We may not be able to win new contracts to replace these contracts if they are terminated early or expire as planned without being renewed.

In addition, the potential for requests from certain clients, including Consolidated Edison and DASNY, to significantly increase the services we provide them requires us to have sufficient resource capacity available in the regions where they are located. If we are unable to maintain such resource capacity, these clients may reduce or stop purchasing certain services from us. If such clients reduce or stop purchasing certain services from us, we may have substantial capacity available in regions where we do not have corresponding clients to service.

We are more susceptible to risks relating to the energy efficiency services industry, which represented 68% of our consolidated revenue in fiscal year 2016, than we have been in the past and a loss of customers or other downturn in demand for those services could have a material impact on our revenues, profitability and financial condition.

Revenue generated from our energy efficiency services segment has continued to increase, from 49% of our consolidated revenues in fiscal year 2014 to 68% of our consolidated revenues in fiscal year 2016.  This increase is due primarily to an increase in demand for these services as well as acquisitions we have made in this segment in fiscal years 2015 and 2016.  A loss of customers or other downturn in demand could have a material adverse impact on our business, results of operations and financial condition.  To address risks related to increased dependence on the energy efficiency services business, we must do the following:

•	Maintain and expand our current utility relationships and develop new relationships;
•	Maintain, enhance and add to our existing energy efficiency services; and
•	Execute our business and marketing strategies successfully; and
•	Achieve the energy savings that are specified in our contracts.

If we are unable to accomplish these objectives and we suffer a downturn in business from energy efficiency services, we may not be able to supplement the loss of revenue from our other services and it may result in lower revenues and have an adverse impact on our business, results of operations and financial condition.

Our contracts may contain provisions that are unfavorable to us and permit our clients to, among other things, terminate our contracts partially or completely at any time prior to completion.

Certain of our contracts contain provisions that allow our clients to terminate or modify the contract at their convenience upon short notice. For example, Consolidated Edison and DASNY, two of our largest sources of revenue, may terminate their respective contracts with us at any time for any reason. If a client terminates one of our contracts for convenience, we may only bill the client for work completed prior to the termination, plus any commitments and settlement expenses the client agrees to pay, but not for any work not yet performed. In addition, many of our government contracts and task and delivery orders are incrementally funded as appropriated funds become available. The reduction or elimination of such funding can result in contract options not being exercised and further work on existing contracts and orders being curtailed. In any such event, we would have no right to seek lost fees or other damages. If a client were to terminate, decline to exercise options under, or curtail further performance under one or more of our major contracts, it could have a material adverse effect on our business, results of operations and financial condition.

We often rely on subcontractors. The quality of our service and our ability to perform under some of our contracts would be adversely affected if qualified subcontractors are unavailable for us to engage.

Under some of our contracts, we rely on the efforts and skills of subcontractors for the performance of some of the tasks. Subcontractor services and other direct costs comprised approximately 50% and 37% of our contract revenue in fiscal years 2016 and 2015, respectively. Our use of subcontractors has increased in recent years primarily because of our acquisitions of Abacus and substantially all of the assets of 360 Energy and Genesys in our energy efficiency services business.  Our subsidiary Willdan Energy Solutions generally utilizes a higher percentage of subcontractors than our other subsidiaries. The absence of qualified subcontractors with whom we have a satisfactory relationship could adversely affect the quality of our service offerings and therefore, adversely affect our business, results of operations and financial condition. Additionally, we may have disputes with our subcontractors arising from, among other things, the quality and timeliness of work performed by the subcontractor or client concerns about the subcontractor.

Our failure to win new contracts and renew existing contracts with private and public sector clients could adversely affect our business, results of operations and financial condition.

Our business depends on our ability to win new contracts and renew existing contracts with private and public sector clients. Contract proposals and negotiations are complex and frequently involve a lengthy bidding and selection process. If we are not able to replace the revenue from expiring contracts, either through follow-on contracts or new contracts, our business, results of operations and financial condition may be adversely affected. A number of factors affect our ability to win new contracts and renew existing contracts, including, market conditions, financing arrangements, required governmental approvals, our client relationships and professional reputation.  For example, a client may require us to provide a bond or letter of credit to protect the client should we fail to perform under the terms of the contract.  If negative market conditions arise, or if we fail to secure adequate financial arrangements or the required government approval, we may not be able to pursue particular projects, which could adversely affect our business, results of operations and financial condition.  Any factor that diminishes our reputation or client relationships with federal, state and local governments, as well as commercial clients, could make it substantially more difficult for us to compete successfully for both new engagements and qualified employees. To the extent our reputation and/or client relationships deteriorate, our business, results of operations and financial condition could be adversely affected.

We derive significant revenue and profit from contracts awarded through a competitive bidding process, which can impose substantial costs on us, and we will lose revenue and profit if we fail to compete effectively.

We derive significant revenue and profit from contracts that are awarded through a competitive bidding process. Competitive bidding imposes substantial costs and presents a number of risks, including:

•	The substantial cost and managerial time and effort that we spend to prepare bids and proposals;
•	The need to estimate accurately the resources and costs that will be required to service any contracts we are awarded, sometimes in advance of the final determination of their full scope;
•	The expense and delay that may arise if our competitors protest or challenge awards made to us pursuant to competitive bidding, as discussed below; and
•	The opportunity cost of not bidding on and winning other contracts we may have otherwise pursued.

 To the extent we engage in competitive bidding and are unable to win particular contracts, we not only incur substantial costs in the bidding process that negatively affect our operating results, but we may lose the opportunity to operate in the market for the services provided under those contracts for a number of years. Even if we win a particular contract through competitive bidding, our profit margins may be depressed or we may even suffer losses as a result of the costs incurred through the bidding process and the need to lower our prices to overcome competition.

Reductions in state and local government budgets could negatively impact their capital spending and adversely affect our business, results of operations and financial condition.

Our state and local government clients may face budget deficits that prohibit them from funding new or existing projects. In addition, existing and potential clients may either postpone entering into new contracts or request price concessions. If we are not able to reduce our costs quickly enough to respond to the revenue decline from these clients that may occur, our business, results of operations and financial condition would be adversely affected. Accordingly, these factors affect our ability to accurately forecast our future revenue and earnings from business areas that may be adversely impacted by market conditions.

Because we primarily provide services to municipalities, public utilities and other public agencies, we are more susceptible to the unique risks associated with government contracts.

We primarily work for utilities, municipalities and other public agencies. Consequently, we are exposed to certain risks associated with public agency and government contracting, any one of which can have a material adverse effect on our business, results of operations and financial condition. These risks include:

•	The ability of the public agency to terminate the contract with 30 days’ prior notice or less;
•	Changes in public agency spending and fiscal policies which can have an adverse effect on demand for our services;
•	Contracts that are subject to public agency budget cycles, and often are subject to renewal on an annual basis;
•	The often wide variation of the types and pricing terms of contracts from agency to agency;
•	The difficulty of obtaining change orders and additions to contracts; and
•	The requirement to perform periodic audits as a condition of certain contract arrangements.

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

We have made and expect to continue to make acquisitions that could disrupt our operations and adversely impact our business, results of operations and financial condition. Our failure to conduct due diligence effectively, or our inability to successfully integrate acquisitions, could impede us from realizing all of the benefits of the acquisitions, which could weaken our results of operations.

A key part of our growth strategy, as shown by our March 2016 acquisition of substantially all of the assets of Genesys Engineering P.C. (“Genesys”) and our January 2015 acquisitions of Abacus and substantially all of the assets of 360 Energy, is to acquire other companies that complement our lines of business or that broaden our technical capabilities and geographic presence. We may continue to acquire companies as an element of our growth strategy; however, our ability to make acquisitions is restricted under our amended credit agreement. Acquisitions involve certain known and unknown risks that could cause our actual growth or operating results to differ from our expectations or the expectations of securities analysts. For example:

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

If we are not able to successfully manage our growth strategy, our business, results of operations and financial condition may be adversely affected.

Our expected future growth presents numerous managerial, administrative, operational, and other challenges. Our ability to manage the growth of our operations will require us to continue to improve our management information systems and our other internal systems and controls. In addition, our growth will increase our need to attract, develop, motivate, and retain both our management and professional employees. The inability to effectively manage our growth or the inability of our employees to achieve anticipated performance could have a material adverse effect on our business, results of operations and financial condition.

Moreover, our continued expansion into new states will increase our legal and regulatory risk. Our failure, or alleged failure, to comply with applicable laws and regulations in any new jurisdiction in which we operate, and ensuing inquiries or investigations by regulatory and enforcement authorities, may result in regulatory action, including suspension or revocation of one or more of our licenses, civil or criminal penalties or other disciplinary actions and restrictions on or suspension of some or all of our business operations. As a result, our business could suffer, our reputation could be harmed, one or more of our contracts with governmental or non-governmental entities could be terminated and we could be subject to additional legal risk. This could, in turn, increase the size and number of claims and damages asserted against us, subject us to additional regulatory investigations, enforcement actions or other proceedings or lead to increased regulatory or supervisory concerns. We may also be required to spend additional time and resources on any necessary remedial measures. Our success depends, in part, on our ability to anticipate these risks and manage these challenges. We cannot predict the timing or form of any current or future regulatory or law enforcement initiatives, and any such initiatives could have a material adverse effect on our business, results of operations and financial condition.

If our contractors and subcontractors fail to satisfy their obligations to us or other parties, or if we are unable to maintain these relationships, our business, results of operations and financial condition could be adversely affected.

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

Our credit agreement also requires that we maintain certain financial ratios, which we may not be able to achieve.  The covenants may impair our ability to finance future operations or capital needs or to engage in other favorable business activities. Failing to comply with these covenants could result in an event of default under the credit agreement, which could result in us being required to repay the amounts outstanding thereunder prior to maturity. These prepayment obligations could have an adverse effect on our business, results of operations and financial condition.

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

We are subject to various routine and non-routine governmental reviews, audits and investigations, and unfavorable government audit results could force us to adjust previously reported operating results, could affect future operating results, and could subject us to a variety of penalties and sanctions.

Government departments and agencies audit and review our contract performance, pricing practices, cost structure, financial capability and compliance with applicable laws, rules and regulations. Audits could raise issues that have significant adverse effects, including, but not limited to, substantial adjustments to our previously reported operating results and substantial effects on future operating results. If a government audit, review or investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, repayment of amounts already received under contracts, forfeiture of profits, suspension of payments, fines and suspension or debarment from doing business with federal and state and local government agencies and departments, any of which could adversely affect our reputation, our business, results of operations and financial condition, and/or the value of our stock. We may also lose business if we are found not to be sufficiently able to meet ongoing cash flow and financial obligations on a timely basis. In addition, we could suffer serious harm to our reputation and our stock price could decline if allegations of impropriety are made against us, whether true or not.

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

Legislation, policy, rules or regulations may be enacted that limit or change the ability of state, regional or local agencies to contract for our privatized services. Such changes would affect our ability to obtain new contracts and may decrease the demand for our services.

Legislation is proposed periodically, particularly in the states of California and New York, that attempts to limit the ability of governmental agencies to contract with private consultants to provide services. Should such changes occur and be upheld, demand for our services may be materially adversely affected. During fiscal year 2016, approximately 57% of our contract revenue was derived from services rendered to public agencies, including public utilities. While attempts at such legislation have failed in the past, such measures could be adopted in the future.

Changes in energy, environmental, or infrastructure industry laws, regulations, and programs could directly or indirectly reduce the demand for our services, which could in turn negatively impact our revenue.

Some of our services are directly or indirectly impacted by changes in U.S. federal, state, or local laws and regulations pertaining to the energy, environmental, and infrastructure industries.  Accordingly, a relaxation or repeal of these laws and regulations, or changes in governmental policies regarding the funding, implementation or enforcement of these programs, could result in a decline in demand for our services, which could in turn negatively impact our revenue.

State and other public employee unions may bring litigation that seeks to limit the ability of public agencies to contract with private firms to perform government employee functions in the area of public improvements. Judicial determinations in favor of these unions could affect our ability to compete for contracts and may have an adverse effect on our business, results of operations and financial condition.

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

For example, the Professional Engineers in California Government, or PECG, a union representing state civil service employees, began challenging Caltrans’ hiring of private firms in 1986, and in 2002 began a judicial challenge of

Caltrans’ hiring practices based on Caltrans’ interpretation of the effect of Proposition 35 (Professional Engineers in California Government, et al. v. Kempton). The California Supreme Court ruled in favor of Caltrans, concluding that Caltrans may hire private contractors to perform architectural and engineering services on public works. Although Caltrans was successful in this litigation, similar claims may be brought in the future and we cannot predict their outcome. If a state or other public employee union is successful in its challenge and as a result the ability of state agencies to hire private firms is severely limited, such a decision would likely lead to additional litigation challenging the ability of the state, counties, municipalities and other public agencies to hire private engineering, architectural and other firms, the outcome of which could affect our ability to compete for contracts and may have an adverse effect on our business, results of operations and financial condition.

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

In fiscal year 2016, approximately 46% of our contract revenue was derived from fixed price contracts. Under fixed price contracts, we perform services under a contract at a stipulated price which protects clients but exposes us to a greater number of risks than time‑and‑materials and unit‑based contracts. We realize a profit on fixed price contracts only if we can control our costs and prevent cost overruns on our contracts. Fixed price contracts require cost and scheduling estimates that are based on a number of assumptions, including those about future economic conditions, costs, and availability of labor, equipment and materials, and other exigencies. We could experience cost overruns if these estimates are inaccurate as a result of errors or ambiguities in the contract specifications, or become inaccurate as a result of a change in circumstances following the submission of the estimate due to, among other things, unanticipated technical problems, difficulties in obtaining permits or approvals, changes in local laws or labor conditions, weather delays, or the inability of our vendors or subcontractors to perform. If cost overruns occur, we could experience reduced profits or, in some cases, a loss for that project. If a project is significant, or if there are one or more common issues that impact multiple projects, costs overruns could increase the unpredictability of our earnings, as well as have an adverse impact on business, results of operations and financial condition.

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

Because we have recently completed a number of acquisitions, goodwill and other intangible assets represent a substantial portion of our assets.  As of December 30, 2016, our goodwill was $21.9 million and other intangible assets were $5.9 million.  We are required to perform a goodwill impairment test for potential impairment at least on an annual basis.  We also assess the recoverability of the unamortized balance of our intangible assets when indications of impairment are present based on expected future profitability and undiscounted expected cash flows and their contribution to our overall operations.  The goodwill impairment test requires us to determine the fair value of our reporting units, which are the components one level below our reportable segments. In determining fair value, we make significant judgments and estimates, including assumptions about our strategic plans with regard to our operations.  We also analyze current economic indicators and market valuations to help determine fair value.  To the extent economic conditions that would impact the future operations of our reporting units change, our goodwill may be deemed to be impaired, and we would be required to record a non-cash charge that could result in a material adverse effect on our business, results of operations and financial condition.

Changes in the perceived risk of acts of terrorism or natural disasters could have a material adverse effect on our ability to grow our Homeland Security Services business.

If there is a significant decrease in the perceived risk of the likelihood that one or more acts of terrorism will be conducted in the United States, or a significant decrease in the perceived risk of the occurrence of natural disasters, our ability to grow and generate revenue through our Homeland Security Services segment, could be negatively affected. Our Homeland Security Services segment provides training and consulting services to local and regional agencies related to preparing for and responding to incidents of terrorism and natural disaster. Should the perceived risk of such incidence decline, federal and state funding for homeland security and emergency preparedness could be reduced, which might decrease demand for our services and have a material adverse effect on our business, results of operations and financial condition.

The loss of key personnel or our inability to attract and retain qualified personnel could impair our ability to provide services to our clients and otherwise conduct our business effectively.

As primarily a professional and technical services company, we are labor‑intensive and, therefore, our ability to attract, retain, and expand our senior management and our professional and technical staff is an important factor in determining our future success. The market for qualified engineers is competitive and, from time to time, it may be difficult to attract and retain qualified individuals with the required expertise within the timeframe demanded by our clients. In addition, we rely heavily upon the expertise and leadership of our senior management. If we are unable to retain executives and other key personnel, the roles and responsibilities of those employees will need to be filled, which may require that we devote time and resources to identify, hire, and integrate new employees. The loss of the services of any of these key personnel could adversely affect our business, results of operations and financial condition. We do not maintain key-man life insurance policies on any of our executive officers or senior managers. Our failure to attract and retain key individuals could impair our ability to provide services to our clients and conduct our business effectively.

We operate in a highly fragmented industry, and we may not be able to compete effectively with our larger competitors.

The market for energy efficiency, engineering and planning, economic and financial consulting and national preparedness and interoperability services is competitive and highly fragmented. Contract awards are based primarily on quality of service, relevant experience, staffing capabilities, reputation, geographic presence, stability and price. Some of our competitors in certain service areas have more personnel and greater financial, technical and marketing resources than us. In particular, our energy efficiency and sustainability consulting services, which represented approximately 68% and 55% of our contract revenue for fiscal years 2016 and 2015, respectively, competes with larger energy efficiency consulting firms such as Lockheed‑Martin, EnerPath, KEMA (a division of the DNV Group) Clear Result, Franklin Energy, ICF International, Inc., and Nexant, Inc. Our competitors for engineering related services, which represented approximately 25% and 34% of our contract revenue for fiscal years 2016 and 2015, respectively, include many larger consulting firms such as Charles Abbott & Associates, Inc., Harris & Associates, RBF Consulting, Tetra Tech, Inc.,

Stantec, Inc., Michael Baker Corporation, TRC Companies, Inc., AECOM Technology Corporation, CH2M Hill and Jacobs Engineering Group, Inc. In certain public finance consulting services, we may compete with large accounting firms. We can offer no assurance that we will be able to compete successfully in the future with these or other competitors.

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

Product liability and personal injury claims could have a material adverse effect on our business, results of operations and financial condition.

We face exposure to product liability and personal injury claims in the event that our services cause bodily injury or property damage.  Since the majority of our products use electricity, it is possible that the products we use could result in injury, whether due to product malfunctions, defects, improper installation or other causes. Further, we face exposure to personal injury claims in the event that an individual is injured because of our negligence or the negligence of one of our subcontractors.  Moreover, we may not have adequate resources in the event of a successful claim against us. A successful product liability or personal injury claim against us that is not covered by insurance or is in excess of our available insurance limits could require us to make significant payments of damages which could materially adversely affect our business, results of operations and financial condition.

Our retrofitting process frequently involves responsibility for the removal and disposal of components containing hazardous materials and at times requires that our contractors or subcontractors work in hazardous conditions, either of which could give rise to a claim against us.

When we retrofit a client’s facility, we assume responsibility for removing and disposing of its existing lighting fixtures. Certain components of these fixtures contain trace amounts of mercury and other hazardous materials. Older components may also contain trace amounts of polychlorinated biphenyls, or PCBs. We utilize licensed and insured hazardous waste disposal companies to remove and/or dispose of such components. Failure to properly handle, remove or dispose of the components containing these hazardous materials in a safe, effective and lawful manner could give rise to liability against us, or could expose our workers, our subcontractor’s workers or other persons to these hazardous materials, which could result in claims against us.  Further, our workers and subcontractor’s workers are sometimes required to work in hazardous environments that present a risk of serious personal injury, which could result in claims against us.  A successful personal injury claim against us that is not covered by insurance or is in excess of our available insurance limits could require us to make significant payments of damages and could materially adversely affect our business, results of operations and financial condition.

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

Force majeure events, including natural disasters and terrorist actions, could negatively impact the economies in which we operate or disrupt our operations, which may adversely affect our business, results of operations and financial condition.

Force majeure or extraordinary events beyond the control of the contracting parties, such as natural and man‑made disasters, as well as terrorist actions, could negatively impact the economies in which we operate by causing the closure of offices, interrupting projects, and forcing the relocation of employees. We typically remain obligated to perform our services after a terrorist action or natural disaster unless the contract contains a force majeure clause that relieves us of our contractual obligations in such an extraordinary event. If we are not able to react quickly to force majeure, our operations may be affected significantly, which would have a negative impact on our business, results of operations and financial condition.

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

Our safety program is a fundamental element of our overall approach to risk management, and the implementation of the safety program is a significant issue in our dealings with our clients.  We maintain an enterprise-wide group of health and safety professionals to help ensure that the services we provide are delivered safely and in accordance with standard work processes.  Unsafe job sites and office environments have the potential to increase employee turnover, increase the cost of a project to our clients, expose us to types and levels of risk that are fundamentally unacceptable, and raise our operating costs.  The implementation of our safety processes and procedures are monitored by various agencies and rating bureaus, and may be evaluated by certain clients in cases in which safety requirements have been established in our contracts.  Our failure to meet these requirements or our failure to properly implement and comply with our safety program could result in reduced profitability or the loss of projects or clients, and could have a material adverse effect on our business, results of operations and financial condition.

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

Our bylaws, our certificate of incorporation and Delaware law contain provisions that could discourage another company from acquiring us and may prevent attempts by our stockholders to replace or remove our current management.

Provisions of our bylaws, our certificate of incorporation and Delaware law may discourage, delay or prevent a merger or acquisition that stockholders may consider favorable, including transactions in which our stockholders might otherwise receive a premium for their shares. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace or remove our board of directors. These provisions include:

•	eliminating the ability of stockholders to call special meetings of stockholders;
•	requiring at least a supermajority vote of the outstanding shares of our common stock for stockholders to amend our bylaws or certain provisions of our certificate of incorporation;
•	not providing for cumulative voting in the election of directors;
•	prohibiting stockholder action by written consent;
•	establishing advance notice procedure for stockholders to make nominations of candidates for election as directors, or bring other business before an annual or special meeting of the stockholders; and
•	authorizing the Board of Directors to issue “blank check” preferred stock or authorized but unissued shares of common stock without stockholder approval.

In addition, we are subject to Section 203 of the Delaware General Corporation Law. In general, subject to some exceptions, Section 203 prohibits a Delaware corporation from engaging in any “business combination” with any “interested stockholder” (which is generally defined as an entity or person who, together with the person’s affiliates and associates, beneficially owns, or within three years prior to the time of determination of interested stockholder status did own, 15% or more of the outstanding voting stock of the corporation), for a three-year period following the date that the stockholder became an interested stockholder. Section 203 could have the effect of delaying, deferring or preventing a change in control that our stockholders might consider to be in their best interests.

Together, these charter and statutory provisions could make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our common stock. The existence of the foregoing provisions and anti-takeover measures could limit the price that investors might be willing to pay in the future for shares of our common stock. They could also deter potential acquirers of our company, thereby potentially reducing the likelihood that our stockholders could receive a premium for their common stock in an acquisition.

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

Any of these or other events could cause system interruption, delays, and loss of critical data that could delay or prevent operations, and could have a material adverse effect on our business, results of operations and financial condition, and could negatively impact our clients.

Improper disclosure of confidential and personal data could result in liability and harm our reputation.

We store and process increasingly large amounts of confidential information concerning our employees, customers and vendors, as well as confidential information on behalf of our customers (such as information regarding applicants in programs on which we perform services through our contractual relationships with customers). Therefore, we must ensure that we are at all times compliant with various privacy laws, rules, and regulations. The risk of failing to comply with these laws, rules, and regulations increases as we continue to expand. Moreover, we must ensure that all of our vendors who have access to such information also have the appropriate privacy policies, procedures and protections in place.

Although we take appropriate measures to protect such information, the continued occurrence of high-profile data breaches of other companies provides evidence of an external environment increasingly hostile to information security. Cybersecurity attacks in particular are evolving, and we face the constant risk of cybersecurity threats, including computer viruses, attacks by computer hackers and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information and/or corruption of data. Improper disclosure of this information could harm our reputation, lead to legal exposure from customers, or subject us to liability under laws, rules and regulations that protect personal or other confidential data, resulting in increased costs or loss of revenue.

This environment demands that we continuously improve our design and coordination of security controls. Despite these efforts, it is possible that our security controls over data, our training, and other practices we follow may not prevent the improper disclosure of personally identifiable or other confidential information.

The diversity of the services we provide, and the clients we serve, may create actual, potential, and perceived conflicts of interest and conflicts of business that limit our growth and could lead to potential liabilities for us.

Because we provide services to a wide array of both government and commercial clients, occasions arise where, due to actual, potential, or perceived conflicts of interest or business conflicts, we cannot perform work for which we are qualified. A number of our contracts contain limitations on the work we can perform for others, such as, for example, when we are assisting a government agency or department in developing regulations or enforcement strategies. Actual, potential, and perceived conflicts limit the work we can do and, consequently, can limit our growth and adversely affect our operating results. In addition, if we fail to address actual or potential conflicts properly, or even if we simply fail to recognize a perceived conflict, we may be in violation of our existing contracts, may otherwise incur liability, and may lose future business for not preventing the conflict from arising, and our reputation may suffer. Particularly as we grow our commercial business, we anticipate that conflicts of interest and business conflicts will pose a greater risk.

The price of our common stock has fluctuated significantly in the past year and may continue to be volatile, which may make it difficult for you to resell your common stock when you want or at prices you find attractive.

The price of our common stock is volatile and may fluctuate significantly. For example, during our fiscal year ended December 30, 2016, the closing price of our stock ranged from a high of $25.96 per share to a low of $7.10 per share. We cannot assure you as to the prices at which our common stock will trade or that an active trading market in our common stock will be sustained in the future. In addition to the matters discussed in other risk factors included herein, some of the reasons for fluctuations in our stock price could include:

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

We do not expect to pay any cash dividends for the foreseeable future.

We currently expect to retain all available funds and future earnings, if any, for use in the operation and growth of our business and do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our Board of Directors, subject to compliance with applicable law and any contractual provisions, including under the credit agreement governing our credit facility and agreements governing any additional indebtedness we may incur in the future, that restrict or limit our ability to pay dividends, and will depend upon, among other factors, our results of operations, financial condition, earnings, capital requirements and other factors that our Board of Directors deems relevant. Further, because we are a holding company, our ability to pay dividends depends on our receipt of cash dividends from our operating subsidiaries, which may further restrict our ability to pay dividends as a result of the laws of their jurisdiction of organization, agreements of our subsidiaries or covenants under our existing or future indebtedness. Our credit facility limits our ability to pay dividends on our common stock. Our ability to pay dividends may also be restricted by the terms of any future credit agreement or any future debt or preferred equity securities of ours or of our subsidiaries.

If securities or industry analysts publish inaccurate or unfavorable research about us, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research reports that securities or industry analysts publish about us, our business and our industry. Assuming we obtain securities or industry analyst coverage, if one or more of the analysts who cover us downgrade our stock or publish inaccurate or unfavorable research about us, our business or our industry, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our corporate headquarters are located in approximately 18,000 square feet of office space that we lease at 2401 East Katella Avenue, Anaheim, California. In addition, we lease office space in 41 other locations nationwide, principally in California and New York. In total, our facilities contain approximately 151,000 square feet of office space and are subject to leases that expire through February 2023. We rent a small portion of this space on a month‑to‑month basis. We believe that our existing facilities are adequate to meet current requirements and that suitable additional or substitute space will be available as needed to accommodate any expansion of operations and for additional offices.

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

City of Glendale v. Willdan Financial Services, Superior Court of California, Los Angeles County

A complaint was filed against us on July 16, 2014 relating to a project performed by Willdan Financial Services to prepare a Cost of Services Analysis (a “COSA”) for the Department of Water and Power of the City of Glendale, California (the “City of Glendale”). The purpose of the COSA was to assist the City of Glendale in setting water rates for property owners. The lawsuit alleges that the City of Glendale suffered damages due to mistakes in the COSA, as follows: the City of Glendale received less revenue than anticipated in an amount exceeding $9,000,000; the City of Glendale was required to retain another consultant to prepare a new COSA at the cost of $130,000; and the City of Glendale incurred costs associated with noticing and conducting public hearings at a cost of $83,052. The City of Glendale is seeking monetary damages. We deny the allegations asserted in the lawsuit and will vigorously defend against the claims. Additionally, this matter is covered under our professional liability insurance policy.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Since November 21, 2006, the common stock of Willdan Group, Inc. has been listed and traded on the NASDAQ Global Market under the symbol “WLDN”. The following table sets out the high and low daily closing sale prices as reported on the NASDAQ Global Market for fiscal years 2016 and 2015. These reported prices reflect inter‑dealer prices without adjustments for retail markups, markdowns, or commissions.

	2016		2015
	High	Low	High	Low
1st Quarter	$10.48	$7.10	$15.84	$11.71
2nd Quarter	$11.05	$9.79	$16.17	$10.66
3rd Quarter	$18.88	$10.31	$11.50	$8.22
4th Quarter	$25.96	$16.06	$11.98	$8.06

On March 9, 2017, the closing sales price per share of our common stock, as reported on the NASDAQ Global Market, was $27.88.

Stockholders

As of March 9, 2017, there were 155 stockholders of record of our common stock.

Dividends

We did not declare or pay cash dividends on our common stock in fiscal years 2016 and 2015. Our revolving credit agreement prohibits the payment of any dividend or distribution on our common stock either in cash, stock or any other property without the lender’s consent.

Performance Graph

The graph below compares the 5-year cumulative return of our common stock, the NASDAQ Composite and a customized peer group. The peer group consists of seven companies: Lime Energy, Versar, Inc., Ecology & Environment, Inc., Iteris, Inc., NV5 Holdings, Inc., ICF International, Inc. and Ameresco, Inc. The peer group investment is weighted by market capitalization as of December 31, 2011, and is adjusted monthly. An investment of $100, with reinvestment of all dividends, is assumed to have been made in our common stock, in the peer group and in the NASDAQ Composite on December 30, 2011, and the relative performance of each is tracked through December 30, 2016. The stock price performance shown in the graph is not necessarily indicative of future stock price performance.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

ITEM 6.  SELECTED FINANCIAL DATA

The financial data set forth below should be read in conjunction with our corresponding consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this annual report.

	Fiscal Year
	2016	2015	2014	2013	2012
	(in thousands except per share amounts)
Consolidated Statement of Operations Data:
Contract revenue	$208,941	$135,103	$108,080	$85,510	$93,443
Direct costs of contract revenue (exclusive of depreciation and amortization shown separately below):
Salaries and wages	39,024	31,880	28,207	24,098	23,218
Subcontractor services and other direct costs	104,236	50,200	35,611	24,831	35,741
Total direct costs of contract revenue	143,260	82,080	63,818	48,929	58,959
General and administrative expenses:
Salaries and wages, payroll taxes, employee benefits	31,084	25,741	21,394	20,555	22,421
Facilities and facility related	4,085	4,246	4,371	4,654	4,871
Stock-based compensation	1,239	777	258	150	227
Depreciation and amortization	3,204	2,072	459	517	671
Lease abandonment, net	—	—	9	30	26
Impairment of goodwill	—	—	—	—	15,208
Other	14,525	12,657	9,462	8,067	10,315
Total general and administrative expenses	54,137	45,493	35,953	33,973	53,739
Income (loss) from operations	11,544	7,530	8,309	2,608	(19,255)
Other (expense) income:
Interest income	—	—	8	10	6
Interest expense	(179)	(207)	(16)	(94)	(106)
Other, net	2	18	125	238	(28)
Total other (expense) income, net	(177)	(189)	117	154	(128)
Income (loss) before income tax expense	11,367	7,341	8,426	2,762	(19,383)
Income tax expense (benefit)	3,068	3,082	(990)	132	(2,083)
Net income (loss)	$8,299	$4,259	$9,416	$2,630	$(17,300)
Earnings (loss) per common share:
Basic	$1.01	$0.54	$1.26	$0.36	$(2.37)
Diluted	$0.97	$0.52	$1.22	$0.35	$(2.37)
Weighted average common shares outstanding:
Basic	8,219	7,834	7,488	7,355	7,310
Diluted	8,565	8,113	7,739	7,495	7,310
Other Operating Data (unaudited):
Adjusted EBITDA(1)	$15,189	$10,167	$8,893	$3,431	$(3,338)
Employee headcount at period end(2)	831	688	637	534	534

	Fiscal Year Ended
	December 30,	January 1,	January 2,	December 27,	December 28,
	2016	2016	2015	2013	2012
Consolidated Balance Sheet Data:
Cash and cash equivalents	$22,668	$16,487	$18,173	$8,134	$10,006
Working capital	24,189	22,499	27,537	15,706	13,099
Total assets	108,347	72,345	49,330	38,237	41,977
Total indebtedness(3)	6,590	5,823	985	731	3,904
Total stockholders’ equity	49,918	37,616	30,413	20,213	17,351

(1)

Adjusted EBITDA, a non-GAAP measure, is a supplemental measure used by our management to measure our operating performance. We define Adjusted EBITDA as net income (loss) plus interest expense (income), income tax expense (benefit), goodwill impairment, interest accretion and depreciation and amortization. Adjusted EBITDA is not a measure of net income (loss) determined in accordance with U.S. generally accepted accounting principles, or GAAP. We believe Adjusted EBITDA is useful because it allows our management to evaluate our operating performance and compare the results of our operations from period to period and against our peers without regard to our financing methods, capital structure and non-operating expenses. We use Adjusted EBITDA to evaluate our performance for, among other things, budgeting, forecasting and incentive compensation purposes. Adjusted EBITDA has limitations as an analytical tool and should not be considered as an alternative to, or more meaningful than, net income (loss) as determined in accordance with GAAP. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s costs of capital, as well as the historical costs of depreciable assets. Our definition of Adjusted EBITDA may also differ from those of many companies reporting similarly named measures.

The following is a reconciliation of net income (loss) to Adjusted EBITDA (in thousands):

	Fiscal Year
	2016	2015	2014	2013	2012
Net income (loss)	$8,299	$4,259	$9,416	$2,630	$(17,300)
Interest income	—	—	(8)	(10)	(6)
Interest expense	179	207	16	94	106
Income tax (benefit) expense	3,068	3,082	(990)	132	(2,083)
Impairment of goodwill	—	—	—	—	15,208
Interest accretion(a)	439	547	—	—	—
Depreciation and amortization	3,204	2,072	459	585	737
Adjusted EBITDA	$15,189	$10,167	$8,893	$3,431	$(3,338)

(a)

Interest accretion represents the imputed interest on the earn-out payments to be paid by us in connection with the acquisitions of Abacus and substantially all of the assets of 360 Energy in January 2015.  Interest accretion is included in other expenses.

(2)	Includes full-time and part-time employees.
(3)

Total indebtedness includes notes payable outstanding under our delayed draw term loan facility and notes payable that we issued to the sellers of Abacus and the sellers of substantially all of the assets of 360 Energy in connection with our acquisitions of each in January 2015.  We had $1.5 million outstanding under our delayed draw term loan facility as of December 30, 2016. Total indebtedness does not include the earn-out payments owed in connection with our acquisitions of Abacus, Economists LLC and substantially all of the assets of 360 Energy.

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

We operate our business through a nationwide network of offices in Arizona, California, Colorado, Florida, Illinois, Kansas, New Jersey, New York, Ohio, Oregon, Texas, Utah, Washington and Washington, DC. As of December 30, 2016, we had 831 employees which includes licensed engineers and other professionals.

We seek to establish close working relationships with our clients and expand the breadth and depth of the services we provide to them over time.  Our business with public and private utilities is concentrated primarily in California and New York, but we also have business with utilities in Illinois, New Jersey, Ohio, Texas, Utah and Washington State. We currently serve 19 major utility customers across the country.  Our business with public agencies is concentrated in Arizona, California and New York. We provide services to many of the cities and counties in California. We also serve special districts, school districts, a range of public agencies and private industry.

We were founded in 1964 and Willdan Group, Inc., a Delaware corporation, was formed in 2006 to serve as our holding company. Historically, our clients have been public agencies in communities with populations ranging from 10,000 to 300,000 people.  We believe communities of this size are underserved by large outsourcing companies that tend to focus on securing large federal and state projects and private sector projects.  Since expanding into energy efficiency services, our client base has grown to include investor-owned and other public utilities as well as substantial energy users in government and business.

We consist of a family of wholly owned companies that operate within the following segments for financial reporting purposes:

•

Energy Efficiency Services.    Our Energy Efficiency Services segment consists of the business of our subsidiary, Willdan Energy Solutions, which offers energy efficiency and sustainability consulting services to utilities, public agencies and private industry and is offered to clients under a variety of business names, including Willdan Energy Solutions, Abacus Resource Management, 360 Energy Engineers and Genesys Engineering. This segment is currently our largest segment based on contract revenue, representing approximately 68% and 55% of our consolidated contract revenue for fiscal years 2016 and 2015, respectively.

•

Engineering Services.    Our Engineering Services segment includes the operations of our subsidiaries, Willdan Engineering, Willdan Infrastructure and Public Agency Resources (“PARs”). Willdan Engineering provides civil engineering‑related and city planning services, geotechnical and other engineering consulting services to our clients.  Willdan Infrastructure, which was launched in fiscal year 2013, provides engineering services to larger rail, port, water, mining and other civil engineering projects.  PARs primarily provides staffing to Willdan Engineering. Contract revenue for the Engineering Services segment represented approximately 25% and 34% of our overall consolidated contract revenue for fiscal years 2016 and 2015, respectively.

•

Public Finance Services.    Our Public Finance Services segment consists of the business of our subsidiary, Willdan Financial Services, which offers economic and financial consulting services to public agencies. Contract revenue for the Public Finance Services segment represented approximately 6% and 9% of our consolidated contract revenue for fiscal years 2016 and 2015, respectively.

•

Homeland Security Services.    Our Homeland Security Services segment consists of the business of our subsidiary, Willdan Homeland Solutions, which offers national preparedness and interoperability services and communications and technology solutions. Contract revenue for our Homeland Security Services segment represented approximately 1% and 2% of our consolidated contract revenue for fiscal years 2016 and 2015, respectively.

Recent Developments

Acquisition of Substantially All of the Assets of Genesys Engineering P.C. On March 4, 2016, we and our wholly-owned subsidiary, Willdan Energy Solutions (“WES”) acquired substantially all of the assets of Genesys Engineering P.C. (“Genesys”) and assumed certain specified liabilities of Genesys (collectively, the “Purchase”) pursuant to an Asset Purchase and Merger Agreement, dated as of February 26, 2016 (the “Agreement”), by and among Willdan Group, Inc., WES, WESGEN (as defined below), Genesys and Ronald W. Mineo (“Mineo”) and Robert J. Braun (“Braun” and, together with Mineo, the “Genesys Shareholders”). On March 5, 2016, pursuant to the terms of the Agreement, WESGEN, Inc., a non-affiliated corporation (“WESGEN”), merged (the “Merger” and, together with the Purchase, the “Acquisition”) with Genesys, with Genesys remaining as the surviving corporation.  Genesys was acquired to strengthen our power engineering capability in the northeastern U.S., and also to increase client exposure and experience with universities.

Pursuant to the terms of the Agreement, WES or WESGEN, as applicable, paid the Genesys Shareholders an aggregate purchase price (the “Purchase Price”) of approximately $15.1 million, including post-closing working capital and tax adjustments. The Purchase Price consisted of (i) $6.0 million in cash, paid at closing, and $2.9 million paid in cash after closing for working capital and tax adjustments, (ii) 255,808 shares of common stock, par value $0.01 per share (the “Common Stock”), with a fair value on the date of closing of $2.2 million, (iii) $4.6 million in cash, payable in twenty-four (24) equal monthly installments beginning on March 26, 2016 (the “Installment Payments”), and (iv) offset by a $0.6 million receivable due to WES for working capital adjustments.  Until the third anniversary of the Closing Date (the “Closing Date”), the Genesys Shareholders are prohibited from transferring or disposing of any Common Stock received in connection with the Acquisition.

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

We used cash on hand to pay the $8.9 million due to the Genesys Shareholders at closing.

Genesys continues to be a professional corporation organized under the laws of the State of New York, wholly-owned by one or more licensed engineers. Pursuant to New York law, we do not own capital stock of Genesys. We have entered into an agreement with the post-Closing Date owners of Genesys pursuant to which such owners will be prohibited from selling, transferring or encumbering their ownership interest in Genesys without our consent. Notwithstanding our rights regarding the transfer of Genesys’ stock, we do not have control over the professional decision making of Genesys’ engineering services. We have entered into an administrative services agreement with Genesys pursuant to which WES will provide Genesys with ongoing administrative, operational and other non-professional support services.

The acquisition was accounted for as a business combination in accordance with ASC 805. Under ASC 805, we recorded the acquired assets and assumed liabilities at their estimated fair value with the excess allocated to goodwill. Goodwill represents the value we expect to achieve through the operational synergies and the expansion into new markets. We estimate that the entire $6.2 million of goodwill resulting from the acquisition will be tax deductible.

Refinancing of Credit Facility.  On January 20, 2017, we entered into an Amended and Restated Credit Agreement with BMO Harris Bank N.A. (“BMO”), as lender. The Amended and Restated Credit Agreement replaces our prior credit agreement with BMO, which was set to mature on March 24, 2017.    The Amended and Restated Credit Agreement increases the revolving line of credit to $35.0 million, including a $10.0 million standby letter of credit sub-facility, and extends the maturity date of the revolving line of credit to January 20, 2020.  The revolving line of credit is no longer subject to a borrowing base limitation and the credit agreement no longer includes a delayed draw term loan facility, which was in our prior credit agreement with BMO.  As of March 10, 2017, $1.5 million was outstanding under the revolving line of credit and $2.6 million in letters of credit were issued.

For further information on the Amended and Restated Credit Agreement, see “—Liquidity and Capital Resources—Outstanding Indebtedness” elsewhere in this report.

Components of Revenue and Expense

Contract Revenue

We generally provide our services under contracts, purchase orders or retainer letters. The agreements we enter into with our clients typically incorporate one of four principal types of pricing provisions: time and materials, unit based, fixed price and service-related contracts. Revenue on our time and materials and unit based contracts are recognized as the work is performed in accordance with specific terms of the contract. Approximately 24% of our contracts are based on contractual rates per hour plus costs incurred. Some of these contracts include maximum contract prices, but contract maximums are often adjusted to reflect the level of effort to achieve client objectives and thus the majority of these contracts are not expected to exceed the maximum. Contract revenue on our fixed price contracts is determined on the percentage of completion method based generally on the ratio of direct costs incurred to date to estimated total direct costs at completion. Many of our fixed price contracts involve a high degree of subcontracted fixed price effort and are relatively short in duration, thereby lowering the risks of not properly estimating the percent complete.  Our service-related contracts, including operations and maintenance services and a variety of technical assistance services, are accounted for over the period of performance, in proportion to the costs of performance.

Adjustments to contract cost estimates are made in the periods in which the facts requiring such revisions become known. When the revised estimate indicates a loss, such loss is recognized currently in its entirety. Claims revenue is recognized only to the extent such claims appear to be more-likely-than-not to be granted based on management’s evaluation of each claim. Change orders in dispute are evaluated as claims. Costs related to un‑priced change orders are expensed when incurred and recognition of the related contract revenue is based on an evaluation of the probability of recovery of the costs. Estimated profit is recognized for un‑priced change orders if realization of the expected price of the change order is probable.

Our contracts come up for renewal periodically and at the time of renewal may be subject to renegotiation, which could impact the profitability on that contract. In addition, during the term of a contract, public agencies may request additional or revised services which may impact the economics of the transaction. Most of our contracts permit our clients, with prior notice, to terminate the contracts at any time without cause. While we have a large volume of contracts, the renewal, termination or modification of a contract, in particular contracts with Consolidated Edison and DASNY, may have a material effect on our consolidated operations.

Some of our contracts include certain performance guarantees, such as a guaranteed energy saving quantity. Such guarantees are generally measured upon completion of a project.  In the event that the measured performance level is less than the guaranteed level, any resulting financial penalty, including any additional work that may be required to fulfill the guarantee, is estimated and charged to direct expenses in the current period.

Direct Costs of Contract Revenue

Direct costs of contract revenue consist primarily of that portion of technical and nontechnical salaries and wages that have been incurred in connection with revenue producing projects. Direct costs of contract revenue also include material costs, subcontractor services, equipment and other expenses that are incurred in connection with revenue producing projects. Direct costs of contract revenue exclude that portion of technical and nontechnical salaries and wages related to marketing efforts, vacations, holidays and other time not spent directly generating revenue under existing contracts. Such costs are included in general and administrative expenses. Additionally, payroll taxes, bonuses and employee benefit costs for all of our personnel are included in general and administrative expenses since no allocation of these costs is made to direct costs of contract revenue.

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

Contract Accounting

We enter into contracts with our clients that contain various types of pricing provisions, including fixed price, time-and-materials, unit-based, and service-related provisions. The following table reflects our four reportable segments and the types of contracts that each most commonly enters into for revenue generating activities.

Types of Contract
Segment	(Revenue Recognition Method)
Energy Efficiency Services	Time-and-materials, unit-based and fixed price (percentage-of-completion method)
Engineering Services	Time-and-materials, unit-based and fixed price (percentage-of-completion method)
Public Finance Services	Service-related contracts (proportional performance method)
Homeland Security Services	Service-related contracts (proportional performance method)

Revenue on fixed price contracts is recognized on the percentage-of-completion method based generally on the ratio of direct costs (primarily exclusive of depreciation and amortization costs) incurred to date to estimated total direct costs at completion. Revenue on time-and-materials and unit-based contracts is recognized as the work is performed in accordance with the specific rates and terms of the contract. We recognize revenues for time-and-material contracts based upon the actual hours incurred during a reporting period at contractually agreed upon rates per hour and also include in revenue all reimbursable costs incurred during a reporting period for which we have risk or on which the fee was based at the time of bid or negotiation. Certain of our time-and-material contracts are subject to maximum contract values and, accordingly, revenue under these contracts is generally recognized under the percentage-of-completion method, consistent with fixed priced contracts. Revenue on contracts that are not subject to maximum contract values is recognized based on the actual number of hours we spend on the projects plus any actual out-of-pocket costs of materials and other direct incidental expenditures that we incur on the projects. In addition, revenue from overhead percentage recoveries and earned fees are included in revenue. Revenue is recognized as the related costs are incurred. For unit-based contracts, we recognize the contract price of units of a basic production product as revenue when the production product is delivered during a period. Revenue for amounts that have been billed but not earned is deferred and such deferred revenue is referred to as billings in excess of costs and estimated earnings on uncompleted contracts in the accompanying consolidated balance sheets.

Adjustments to contract cost estimates are made in the periods in which the facts requiring such revisions become known. When the revised estimate, for contracts that are recognized under the percentage-of-completion method, indicates a loss, such loss is provided for currently in its entirety. Claims revenue is recognized only to the extent such claims appear to be more-likely-than-not to be granted based on management’s evaluation of each claim. Change orders in dispute are evaluated as claims. Costs related to un-priced change orders are expensed when incurred and recognition of the related contract revenue is based on an evaluation of the probability of recovery of the costs. Estimated profit is recognized for un-priced change orders if realization of the expected price of the change order is probable.

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

Applying the percentage-of-completion method of recognizing revenue requires us to estimate the outcome of our fixed price and long-term contracts. We forecast such outcomes to the best of our knowledge and belief of current and expected conditions and our expected course of action. Differences between our estimates and actual results often occur resulting in changes to reported revenue and earnings. Such changes could have a material effect on future consolidated financial statements. We did not have material revisions in estimates for contracts recognized using the percentage-of-completion method for any of the periods presented in the accompanying condensed consolidated financial statements.

Service-related contracts, including operations and maintenance services and a variety of technical assistance services, are accounted for over the period of performance, in proportion to the costs of performance. Award and incentive fees are recorded when they are fixed and determinable and consider customer contract terms.

Accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts based upon our review of all outstanding amounts on a quarterly basis. Management determines allowances for doubtful accounts through specific identification of amounts considered to be uncollectible and potential write-offs, plus a non-specific allowance for other amounts for which some potential loss has been determined to be probable based on current and past experience. Our credit risk is minimal with governmental entities and large public utilities, but disputes may arise related to these receivable amounts. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received. For further information on the types of contracts under which we perform our services, see “Business—Contract Structure” elsewhere in this report.

Goodwill

We test our goodwill at least annually for possible impairment. We complete our annual testing of goodwill as of the last day of the first month of our fourth fiscal quarter each year to determine whether there is impairment. In addition to our annual test, we regularly evaluate whether events and circumstances have occurred that may indicate a potential impairment of goodwill. We did not recognize any goodwill impairment charges in fiscal years 2016, 2015, or 2014. We had goodwill of approximately $21.9 million as of December 30, 2016, as the result as the result of our various acquisitions in 2015 and 2016.

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

Inherent in such fair value determinations are significant judgments and estimates, including but not limited to assumptions about our future revenue, profitability and cash flows, our operational plans and our interpretation of current economic indicators and market valuations. To the extent these assumptions are incorrect or economic conditions that would impact the future operations of our reporting units change, any goodwill may be deemed to be impaired, and an impairment charge could result in a material effect on our financial position or results of operation. Almost all of our goodwill is contained in our Energy Efficiency Services, with the remainder in our Public Finance Service Segments. At our measurement date, the estimated fair value of our Energy Efficiency Services reporting unit exceeded the carrying value.  A reduction in estimated fair value of our Energy Efficiency Services reporting unit could result in an impairment charge in future periods.

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

Under the acquisition method of accounting, we recognize separately from goodwill the identifiable assets acquired, the liabilities assumed, and any non-controlling interests in an acquiree, at the acquisition date fair value. We measure goodwill as of the acquisition date as the excess of consideration transferred over the net of the acquisition date amounts of the identifiable assets acquired and liabilities assumed. Costs that we incur to complete the business combination such as investment banking, legal and other professional fees are not considered part of consideration.  We charge these acquisition costs to other general and administrative expense as they are incurred.

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

On March 20, 2016, we and our wholly-owned subsidiary, WES, acquired substantially all of the assets of Genesys, a New York-based energy engineering company.  For further discussion of our acquisitions, see Note 3 “—Business Combinations” of notes to our consolidated financial statements.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the financial reporting basis and tax basis of our assets and liabilities, subject to a judgmental assessment of the recoverability of deferred tax assets. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded when it is more-likely-than-not that some of the deferred tax assets may not be realized. Significant judgment is applied when assessing the need for valuation allowances. Areas of estimation include our consideration of future taxable income and ongoing prudent and feasible tax planning strategies. Should a change in circumstances lead to a change in judgment about the utilization of deferred tax assets in future years, we would adjust the related valuation allowances in the period that the change in circumstances occurs, along with a corresponding increase or charge to income.

During each fiscal year, management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize existing deferred tax assets. For fiscal years 2016 and 2015, we ultimately determined that it was more-likely-than-not that the entire California net operating loss will not be utilized prior to expiration.  Significant pieces of objective evidence evaluated included our history of utilization of California net operating losses in prior years for each of our subsidiaries, as well as our forecasted amount of net operating loss utilization for certain members of the combined group.  As a result, we recorded a valuation allowance in the amount of $72,000 and $73,000 at the end of fiscal year 2016 and 2015, respectively, related to California net operating losses. As of the end of fiscal year 2014, based on management’s evaluation of our ability to utilize deferred tax assets, we reversed a $4.6 million valuation allowance previously accrued on our deferred tax assets.

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

We recognize the tax benefit from uncertain tax positions if it is more-likely-than-not that the tax positions will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefit is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. We recognize interest and penalties related to unrecognized tax benefits in income tax expense.

Results of Operations

The following table sets forth, for the periods indicated, certain information derived from our consolidated statements of operations expressed as a percentage of contract revenue. Amounts may not add to the totals due to rounding.

	Fiscal Year

	2016	2015	2014
Statement of Operations Data:
Contract revenue	100%	100%	100%
Direct costs of contract revenue (exclusive of depreciation and amortization shown separately below):
Salaries and wages	18.7	23.6	26.1
Subcontractor services and other direct costs	49.9	37.2	32.9
Total direct costs of contract revenue	68.6	60.8	59.0
General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	14.9	19.1	19.8
Facilities and facility related	2.0	3.1	4.1
Stock-based compensation	0.6	0.6	0.2
Depreciation and amortization	1.5	1.5	0.4
Other	7.0	9.4	8.8
Total general and administrative expenses	26.0	33.7	33.3
Income from operations	5.4	5.5	7.7
Other (expense) income:
Interest expense	(0.1)	(0.2)	0.1
Total other (expense) income, net	(0.1)	(0.2)	0.1
Income before income taxes	5.3	5.3	7.8
Income tax expense (benefit)	1.5	2.3	(0.9)
Net income	3.8%	3.0%	8.7%

Fiscal Year 2016 Compared to Fiscal Year 2015

Contract revenue.  Our contract revenue was $208.9 million for fiscal year 2016, with $141.9 million attributable to the Energy Efficiency Services segment, $52.3 million attributable to the Engineering Services segment, $12.4 million attributable to the Public Finance Services segment, and $2.4 million attributable to the Homeland Security Services segment. Consolidated contract revenue increased $73.8 million, or 54.6%, to $208.9 million for fiscal year 2016 from $135.1 million for fiscal year 2015. This was primarily the result of increases of $67.8 million, or 91.4%, and $6.3 million, or 13.7%, in contract revenue from our Energy Efficiency Services and Engineering Services segments, respectively. Contract revenue for our Public Finance Services increased $0.5 million, or 4.5% to $12.4 million for fiscal year 2016 from $11.9 million for fiscal year 2015. Contract revenue for our Homeland Security Services segment decreased by $0.8 million, or 24.0%, to $2.4 million for fiscal year 2016 from $3.1 million for fiscal year 2015. Contract revenue for the Energy Efficiency Services segment increased primarily because of incremental contract revenue of

$48.6 million as a result of the acquisition substantially all of the assets of Genesys in March 2016.  Energy Efficiency Services revenue increased an additional $19.3 million due to new contracts and expanded demand for the segment’s services under existing contracts, including the installation of energy saving measures.  Contract revenue for the Engineering Services segment increased primarily due to greater demand for our city engineering services in northern California, our building and safety services, and our construction management services. Revenue in the Public Finance Services segment increased slightly due to the growth in our PACE program and the geographic expansion of our water/wastewater consulting services. Revenue in the Homeland Security Services segment decreased due to slightly lower levels of activity in the traditional planning, training and exercise consulting services business.

Direct costs of contract revenue.  Direct costs of contract revenue were $143.3 million for fiscal year 2016, with $105.8 million attributable to the Energy Efficiency Services segment, $30.5 million attributable to the Engineering Services segment, $5.3 million attributable to the Public Finance Services segment, and $1.6 million attributable to the Homeland Security Services segment. Overall, direct costs increased by $61.2 million, or 74.5%, to $143.3 million for fiscal year 2016 from $82.1 million for fiscal year 2015. Of this $61.2 million increase, $43.2 million were attributable to incremental costs as a result of the acquisition of substantially all of the assets of Genesys in March 2016.  Excluding the direct costs of contract revenue attributable to the acquisition of substantially all of the assets of Genesys, direct costs of contract revenue increased primarily as a result of the growth in subcontractor services and production expenses in the Energy Efficiency Services segment. Accordingly, the increase in overall direct costs was primarily a result of an increase in direct costs within our Energy Efficiency Services segment of $56.2 million, or 113.3% for fiscal year 2016. Direct costs of contract revenue also increased within our Engineering Services and Public Finance segments by $4.6 million, or 17.8%, and $0.5 million, or 10.4%, respectively. Direct costs of contract revenue in our Homeland Security Services segment decreased by $0.2 million, or 11.1% to $1.6 million for fiscal year 2016 from $1.8 million for fiscal year 2015.

Direct costs increased as a result of increases in the use of subcontractor services and other direct costs of $54.0 million and an increase in salaries and wages of $7.1 million. Within direct costs of contract revenue, salaries and wages decreased to 18.7% of contract revenue for fiscal year 2016 as compared to 23.6% for fiscal year 2015. Subcontractor services and other direct costs increased to 49.9% of contract revenue for fiscal year 2016 from 37.2% of contract revenue for fiscal year 2015. Subcontractor services and other direct costs increased primarily because of the expansion of construction management revenues from our acquisition of substantially all of the assets of Genesys and the growth in energy efficiency, sustainability and renewable energy services of our subsidiary Willdan Energy Solutions, which generally utilize a higher percentage of subcontractors and installed materials than our other services.

General and administrative expenses.    General and administrative expenses increased by $8.6 million, or 19.0%, to $54.1 million for fiscal year 2016 from $45.5 million for fiscal year 2015. This reflected increases of $7.6 million, $0.4 million and $0.6 million in general and administrative expenses of the Energy Efficiency Services, the Engineering Services and Public Finance segments, respectively. These increases were offset by a decrease of $0.2 million in the Homeland Security Services segment.  General and administrative expenses increased by $4.3 million as a result of incremental expenses associated with the acquisition of substantially all of the assets of Genesys in March 2016.  Our unallocated corporate expenses increased by $0.2 million. General and administrative expenses as a percentage of contract revenue were 26.0% for fiscal year 2016 as compared to 33.7% for the fiscal year 2015. This was partially due to our ability to expand the utilization of some of our employees, which resulted in those salaries and wages being allocated to direct costs, and partially due to the expanding volume of revenue derived through subcontracting and material installations. As discussed above under “—Components of Revenue and Expense—Direct Costs of Contract Revenue,” we do not allocate that portion of salaries and wages not related to time spent directly generating revenue to direct costs of contract revenue and instead charge it to general and administrative expenses.

Of the $8.6 million increase in general and administrative expenses, approximately $1.9 million resulted from an increase in other general and administrative expenses. Salaries and wages, payroll taxes and employee benefits increased by $5.3 million and stock-based compensation increased by $0.5 million.  These increases were partially offset by decreases in facility and facilities related expenses and depreciation of $0.2 million.  An increase of $1.1 million in depreciation and amortization was due to increased use of computer hardware, company vehicles and field equipment.

Income from operations.  As a result of the above factors, our operating income increased by $4.0 million or 53.3% to $11.5 million for fiscal year 2016 as compared to $7.5 million for fiscal year 2015. Income from operations, as a percentage of contract revenue, remained flat year-over-year at 5.5% for each of the fiscal years 2016 and 2015.

Other (expense) income.  Other expenses decreased to $177,000 for fiscal year 2016 as compared $189,000 for fiscal year 2015.

Income tax expense (benefit).  Income tax expense remained flat year-over-year at $3.1 million for each of the fiscal years 2016 and 2015.  The effective tax rate for fiscal year 2016 was 27.0%, as compared to 42.0% for fiscal year 2015.  The reduction in the effective tax rate for fiscal year 2016 was primarily attributable to an increase in energy efficient building deductions for fiscal year 2016.  We recognized approximately $0.4 million in fiscal year 2016 in energy efficient building deductions under Internal Revenue Code 179D. During fiscal year 2016, we also recorded a reduction of income tax expense of approximately $0.5 million as a change in estimate related to energy tax deductions earned for fiscal year 2015. These reductions in income tax expense were offset by additional tax expense due to our increased profitability. The difference between the tax expense recorded and the expense that would be recorded by applying the federal statutory rate primarily relates to energy efficient building deductions, as well as certain expenses that are non-deductible for federal tax purposes, including meals and entertainment, lobbying and compensation expense related to stock options.  Additionally, the income tax expense in the current year reflects an adjustment to the tax effects value of deferred tax assets and liabilities resulting from changes in the estimated effective state income tax rate.  For further discussion of our income tax provision, see Note 12 “—Income Taxes” of notes to our consolidated financial statements.

Net income.  As a result of the above factors, our net income was $8.3 million for fiscal year 2016, as compared to net income of $4.3 million for fiscal year 2015.

Fiscal Year 2015 Compared to Fiscal Year 2014

Contract revenue.    Our contract revenue was $135.1 million for fiscal year 2015, with $74.1 million attributable to the Energy Efficiency Services segment, $46.0 million attributable to the Engineering Services segment, $11.9 million attributable to the Public Finance Services segment, and $3.1 million attributable to the Homeland Security Services segment. Consolidated contract revenue increased $27.0 million, or 25.0%, to $135.1 million for fiscal year 2015 from $108.1 million for fiscal year 2014. This was primarily the result of increases of $21.2 million, or 40.0%, and $5.2 million, or 12.8%, in contract revenue from our Energy Efficiency Services and Engineering Services segments, respectively. Contract revenue for our Public Finance Services increased $1.2 million, or 11.5% to $11.9 million for fiscal year 2015 from $10.6 million for fiscal year 2014. Contract revenue for our Homeland Security Services segment decreased by $0.6 million, or 16.1%, to $3.1 million for fiscal year 2015 from $3.7 million for fiscal year 2014. Contract revenue for the Energy Efficiency Services segment increased primarily because of incremental contract revenue of $23.1 million from acquisitions Abacus and substantially all of the assets of 360 Energy.  Contract revenue for the Energy Efficiency Services segment decreased by $1.9 million, excluding revenue from Abacus and 360 Energy, primarily as a result of underperformance on certain programs in the third and fourth quarters of 2015.  Contract revenue for the Engineering Services segment increased primarily due to greater demand for our city engineering services in northern California, our building and safety services, and our construction management services. Revenue in the Homeland Security Services segment decreased due to slightly lower levels of activity in the traditional planning, training and exercise consulting services business.

Direct costs of contract revenue.    Direct costs of contract revenue were $82.1 million for fiscal year 2015, with $49.6 million attributable to the Energy Efficiency Services segment, $25.9 million attributable to the Engineering Services segment, $4.8 million attributable to the Public Finance Services segment, and $1.8 million attributable to the Homeland Security Services segment. Overall, direct costs increased by $18.3 million, or 28.7%, to $82.1 million for fiscal year 2015 from $63.8 million for fiscal year 2014. Of this $18.3 million increase, $16.3 million were attributable to incremental costs of Abacus and 360 Energy.  The additional $2.0 million of increase in direct costs resulted primarily due to salaries and wages, as a result of increased headcount required for the increase in work.  In addition, subcontractor expense increased due to the Elk Grove project. The increase in direct costs was primarily attributable to an increase in direct costs within our Energy Efficiency Services segment of $14.7 million, or 42.3% for fiscal year 2015.  Direct costs of contract revenue also increased within our Engineering Services and Public Finance segments by $3.5 million, or

15.4%, and $0.5 million, or 12.6%, respectively.  Direct costs of contract revenue in our Homeland Security Services segment decreased by $0.5 million, or 21.1% to $1.8 million for fiscal year 2015 from $2.2 million for fiscal year 2014.

Direct costs increased as a result of increases in subcontractor services and other direct costs of $14.6 million and an increase in salaries and wages of $3.7 million. Within direct costs of contract revenue, salaries and wages decreased to 23.6% of contract revenue for fiscal year 2015 as compared to 26.1% for fiscal year 2014. Subcontractor services and other direct costs increased to 37.2% of contract revenue for fiscal year 2015 from 32.9% of contract revenue for fiscal year 2014. Subcontractor services increased primarily because of our acquisitions of Abacus and substantially all of the assets of 360 Energy and the resulting increase in energy efficiency, sustainability and renewable energy services of our subsidiary Willdan Energy Solutions, which generally utilizes a higher percentage of subcontractors than our other subsidiaries.

General and administrative expenses.  General and administrative expenses increased by $9.5 million, or 26.5%, to $45.5 million for fiscal year 2015 from $36.0 million for fiscal year 2014. This reflected increases of $8.9 million and $0.9 million and $0.1 million in general and administrative expenses of the Energy Efficiency Services, the Engineering Services and Public Finance segments, respectively. These increases were offset by a decrease of $0.4 million in the Homeland Security Services segment.  General and administrative expenses increased by $2.7 million as a result of the acquisitions of Abacus and substantially all of the assets of 360 Energy.  General and administrative expenses for our Homeland Security Services segments decreased by $0.1 million. Our unallocated corporate expenses decreased by $0.3 million. General and administrative expenses as a percentage of contract revenue remained relatively stable 33.7% for fiscal year 2015 as compared to 33.3% for the fiscal year 2014. We were partially able to do this because we were able to more fully utilize some of our employees, which resulted in those salaries and wages being allocated to direct costs. As discussed above under “—Components of Revenue and Expense—Direct Costs of Contract Revenue,” we do not allocate that portion of salaries and wages not related to time spent directly generating revenue to direct costs of contract revenue and instead accrue it under general and administrative expenses.

Of the $9.5 million increase in general and administrative expenses, approximately $3.2 million resulted from an increase in other general and administrative expenses, which includes the imputed interest related to the contingent consideration recorded as part of the acquisitions of Abacus and substantially all of the assets of 360 Energy of $0.5 million. Salaries and wages, payroll taxes and employee benefits and stock‑based compensation increased by $4.2 million and $0.5 million, respectively.  These increases were partially offset by decreases in facility and facilities related expenses and depreciation of $0.1 million.  An increase of $1.6 million in depreciation and amortization was due to increased amortization expense related to the intangible assets acquired in the acquisitions of Abacus and substantially all of the assets of 360 Energy.

Income from operations.  As a result of the above factors, our operating income was $7.5 million for fiscal year 2015 as compared to $8.3 million for fiscal year 2014. Income from operations, as a percentage of contract revenue, was 5.5% for fiscal year 2015, as compared to 7.7% for fiscal year 2014.

Other (expense) income.  The increase in other expense is due to an increase in interest expense of $0.2 million in fiscal year 2015 as compared to fiscal year 2014.

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

Liquidity and Capital Resources

As of December 30, 2016, we had $22.7 million of cash and cash equivalents. Our primary source of liquidity is cash generated from operations. We also have a revolving line of credit with BMO Harris Bank N.A., which, as further described below, was amended in January 2017, at which time we extended its maturity to January 20, 2020. We believe that our cash and cash equivalents on hand, cash generated by operating activities and available borrowings under our revolving line of credit will be sufficient to finance our operating activities for at least the next 12 months.

Cash Flows from Operating Activities

Cash flows provided by operating activities were $21.6 million for fiscal year 2016, as compared to $8.1 million and $11.9 million for fiscal years 2015 and  2014, respectively. Our cash flows provided by operating activities for fiscal year 2016 were comparatively higher than fiscal year 2015 due primarily to an increase in accrued liabilities, a decrease in accounts receivable, and higher net income, partially offset by increases in costs and estimated earnings in excess of billings on uncompleted contracts, other receivables, and prepaid expenses.  Our cash flows provided by operating activities for fiscal year 2015 were comparatively lower than fiscal year 2014 due primarily to lower net income and an increase in accounts receivable, partially offset by increases in accounts payable and depreciation and amortization, and a decrease in costs and estimated earnings in excess of billings on uncompleted contracts.

Cash Flows from Investing Activities

Cash flows used in investing activities were $10.5 million for fiscal year 2016, as compared to $10.6 million and $0.5 million for fiscal years 2015 and 2014, respectively. The significant increase in cash flows used in investing activities during fiscal years 2016 and 2015, as compared to fiscal year 2014, primarily relates to cash paid in the acquisition of substantially all of the assets of Genesys in 2016 and the acquisition of Abacus and the acquisition of substantially all of the assets of 360 Energy in 2015.

Cash Flows from Financing Activities

Cash flows used in financing activities were $4.9 million fiscal year 2016, as compared to cash flows provided by financing activities of $0.8 million and $0.1 million for fiscal years 2015 and 2014, respectively. The cash flows used in financing activities for fiscal year 2016 were primarily attributable to payments on notes payable to Abacus and 360 Energy and cash paid for earn-out payments owed to the sellers of 360 Energy, which were partially offset by proceeds from notes payable and proceeds from stock option exercises.  The cash flows provided by financing activities for fiscal year 2015 were primarily attributable to proceeds from notes payable and proceeds from stock option exercises, which were partially offset by payments on notes payable to Abacus and 360 Energy.  The cash flows provided by financing activities for fiscal year 2014 were primarily attributable to proceeds from stock option exercises, which were partially offset by principal payments on capital lease obligations and payments on notes payable.

Outstanding Indebtedness

BMO Credit Facility.  On January 20, 2017, we and each of our subsidiaries as guarantors (the “Guarantors”), entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with BMO Harris Bank N.A. (“BMO”), as lender. The Credit Agreement amends and extends our prior credit agreement with BMO, which was set to mature on March 24, 2017. The Credit Agreement provides for a $35.0 million revolving line of credit, including a $10.0 million standby letter of credit sub-facility, and matures on January 20, 2020.  Subject to satisfying certain conditions described in the Credit Agreement, we may request that BMO increase the aggregate amount under the revolving line of credit by up to $25.0 million, for a total facility size of $60.0 million; however, BMO is not obligated to do so.  Unlike the prior credit agreement with BMO, the revolving line of credit is no longer subject to a borrowing base limitation and the Credit Agreement no longer includes a delayed draw term loan facility.

Borrowings under the Credit Agreement bear interest at a rate equal to either, at our option, (i) the highest of the prime rate, the Federal Funds Rate plus 0.5% or one-month London Interbank Offered Rate (“LIBOR”) plus 1% (the “Base Rate”) or (ii) LIBOR, in each case plus an applicable margin ranging from 0.25% to 1.00% with respect to Base

Rate borrowings and 1.25% to 2.00% with respect to LIBOR borrowings. The applicable margin will be based upon our consolidated leverage ratio. We will also be required to pay a commitment fee for the unused portion of the revolving line of credit, which will range from 0.20% to 0.35% per annum, and fees on any letters of credit drawn under the facility, which will range from 0.94% to 1.50%, in each case, depending on our consolidated leverage ratio.

Borrowings under the revolving line of credit are guaranteed by all of our direct and indirect subsidiaries and secured by substantially all of our and the Guarantors’ assets.

The Credit Agreement contains customary representations and affirmative covenants, including certain notice and financial reporting requirements. The Credit Agreement also requires compliance with financial covenants that require us to maintain a maximum total leverage ratio and a minimum fixed charge coverage ratio.

The Credit Agreement includes customary negative covenants, including (i) restrictions on the incurrence of additional indebtedness by us or the Guarantors and the incurrence of additional liens on property, (ii) restrictions on permitted acquisitions, including that the total consideration payable for all permitted acquisitions (including potential future earn-out obligations) shall not exceed $20.0 million during the term of the Credit Agreement and the total consideration for any individual permitted acquisition shall not exceed $10.0 million without BMO’s consent, and (iii) limitations on asset sales, mergers and acquisitions.  Further, the Credit Agreement limits the payment of future dividends and distributions and share repurchases by us; however, we are permitted to repurchase up to $8.0 million of shares of common stock under certain conditions, including that, at the time of any such repurchase, (a) we are able to meet the financial covenant requirements under the Credit Agreement after giving effect to the share repurchase, (b) we have at least $5.0 million of liquidity (unrestricted cash or undrawn availability under the revolving line of credit), and (c) no default exists or would arise under the Credit Agreement after giving effect to such repurchase. In addition, the Credit Agreement includes customary events of default. Upon the occurrence of an event of default, the interest rate will be increased by 2.0%, BMO has the option to make any loans then outstanding under the Credit Agreement immediately due and payable, and BMO is no longer obligated to extend further credit to us under the Credit Agreement.

As of March 10, 2017, $1.5 million was outstanding under the revolving line of credit and $2.6 million in letters of credit were issued.

We believe that we were in compliance with all covenants contained in the Credit Agreement as of March 10, 2017.

Insurance Premiums

We have also financed, from time to time, insurance premiums by entering into unsecured notes payable with insurance companies. During our annual insurance renewals in the fourth quarter of our fiscal year ended December 30, 2016, we elected to finance our insurance premiums for the upcoming fiscal year. The unpaid balance of the financed premiums totaled $599,000 and $551,000 for fiscal years 2016 and 2015, respectively.

Contractual Obligations

We have certain cash obligations and other commitments which will impact our short and long‑term liquidity. At December 30, 2016, such obligations and commitments consisted of long‑term debt, operating leases and capital leases. The following table sets forth our contractual obligations as of December 30, 2016:

		Less than			More than
Contractual Obligations	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
Long term debt(1)(2)	$6,046,000	$3,972,000	$2,074,000	$—	$—
Interest payments on debt outstanding(3)	111,000	110,000	1,000	—	—
Operating leases	8,344,000	2,735,000	3,569,000	1,371,000	669,000
Capital leases	551,000	340,000	211,000	—	—
Total contractual cash obligations	$15,052,000	$7,157,000	$5,855,000	$1,371,000	$669,000

(1)

Long‑term debt includes notes payable outstanding under our delayed draw term loan facility and notes payable that we issued to the sellers of Abacus and the sellers of substantially all of the assets of 360 Energy in connection with our acquisitions of each in January 2015.  We had $1.5 million outstanding under our delayed draw term loan facility as of December 30, 2016.

(2)

The table above does not include $4.6 million of deferred purchase price that we are paying in 24 equal monthly installments beginning on March 26, 2016 as part of the purchase price for substantially all of the assets of Genesys.

(3)	Future interest payments on floating rate debt are estimated using floating rates in effect as of December 30, 2016.

The table above does not include the earn‑out payments owed in connection with our acquisitions of Abacus, Economists LLC and substantially all of the assets of 360 Energy.  In addition, we are obligated to pay (i) up to $4.3 million in cash, payable in installments, if certain financial targets of our divisions made up of the assets acquired from, and former employees of, 360 Energy are met during fiscal years 2017 and 2018, and (ii) up to $0.2 million in cash, payable in installments, if certain financial targets of our division made up of the assets acquired from, and former employees of, Economists LLC are met during fiscal year 2017. As of December 30, 2016, we had contingent consideration payable of $4.5 million related to these acquisitions, which includes $21,000 of accretion (net of fair value adjustments) related to the contingent consideration.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which clarifies existing accounting literature relating to how and when revenue is recognized by an entity. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. In doing so, an entity will need to exercise a greater degree of judgment and make more estimates than under the current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each separate performance obligation. ASU 2014-09 also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. In August 2015, the FASB issued Update 2015-14, which defers the implementation of ASU 2014-09 for one year from the initial effective date.  ASU 2014-09 is effective for public companies for interim and annual reporting periods beginning after December 15, 2016, and is to be applied either retrospectively or using the cumulative effect transition method, with early adoption not permitted. We will adopt the requirements of the new standard effective January 1, 2018, and we have not yet selected a transition method.

In December 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-20, Revenue from Contracts with Customers (Topic 606), which further clarifies the current revenue recognition guidance.  This update is intended to increase stakeholders’ awareness of the proposals and to expedite improvements to Update 2014-09. We are continuing to evaluate the impact that the new standard will have on the contract portfolio. Our approach will include a detailed review of contracts and comparing historical accounting policies and practices to the new standard. Because the standard may impact our business processes, systems and controls, we will also develop a comprehensive change management plan to guide the implementation, as needed.  We will adopt the requirements of the new standard effective

December 30, 2017, and we have not yet selected a transition method.  We are currently evaluating the impact the adoption of ASU 2014-09 will have on the Company’s consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805),” which specifies the definition of a business that affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation.  We do not believe the guidance will have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” The FASB issued this update to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The updated guidance is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of the update is permitted. We are evaluating the impact of the adoption of this update on our consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Clarification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which eliminates the diversity in practice related to the classification of certain cash receipts and payments in the statement of cash flows, by adding or clarifying guidance on eight specific cash flow issues. ASU 2016-15 is effective for annual and interim reporting periods beginning after December 15, 2017 and early adoption is permitted. ASU 2016-15 provides for retrospective application for all periods presented. We do not believe the guidance will have a material impact on our consolidated financial statements.

In December 2016, the FASB issued ASU 2016-19, Technical Corrections and Improvements (“ASU 2016-19”), which clarifies existing accounting literature including simplification and minor improvements to topics on insurance and troubled debt restructuring.  We do not believe the guidance will have a material impact on our consolidated financial statements.

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

We had cash and cash equivalents of $22.7 million as of December 30, 2016. This amount represents cash on hand in business checking accounts with BMO Harris Bank.

We do not engage in trading activities and do not participate in foreign currency transactions or utilize derivative financial instruments. As of December 30, 2016, we had $1.5 million outstanding debt under the BMO Harris Bank delayed draw term loan facility.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and related financial information, as listed under Item 15, appear in a separate section of this annual report beginning on page F‑1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in and/or disagreements with accountants on accounting and financial disclosure during the year ended December 30, 2016.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures defined in Rule 13a‑15(e) under the Exchange Act, as controls and other procedures that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to our management, including our Chairman and Chief Executive Officer, Thomas Brisbin, and our Chief Financial Officer, Stacy McLaughlin, as appropriate to allow timely decisions regarding required disclosure.

In connection with the preparation of this Annual Report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 30, 2016. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, as of December 30, 2016. No change in our internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a‑15(f) under the Securities Exchange Act of 1934, as amended). Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 30, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework). Our management has concluded that, as of December 30, 2016, our internal control over financial reporting was effective based on these criteria.

As discussed in Note 3 to our consolidated financial statements, we acquired substantially all of the assets of Genesys during 2016. As permitted by guidelines established by the Securities and Exchange Commission for newly acquired business, we excluded the acquisitions from the scope of our annual report on internal controls over financial reporting for the year ended December 30, 2016. This acquisition contributed approximately $12.9 million to our consolidated total assets as of December 30, 2016, and $48.6 million to our consolidated revenues for the year ended December 30, 2016. We are in the process of integrating this business into our overall internal controls over financial reporting process and plan to include it in our scope for the year ended December 29, 2017.

Report of Independent Registered Public Accounting Firm

KPMG LLP, the independent registered public accounting firm that audited the fiscal year 2016 consolidated financial statements included in this Annual Report on Form 10‑K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 30, 2016, which is included herein.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended December 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to Willdan Group, Inc.’s Proxy Statement for its 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the Company’s 2016 fiscal year.

We have posted our Code of Ethical Conduct on our website, www.willdan.com, under the heading “Investors—Corporate Governance.” The Code of Ethical Conduct applies to our Chief Executive Officer and Chief Financial Officer. Upon request and free of charge, we will provide any person with a copy of the Code of Ethical Conduct. See “Item 1. Business—Available Information.”

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to Willdan Group, Inc.’s Proxy Statement for its 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the Company’s 2016 fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this item is incorporated by reference to Willdan Group, Inc.’s Proxy Statement for its 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the Company’s 2016 fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to Willdan Group, Inc.’s Proxy Statement for its 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the Company’s 2016 fiscal year.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to Willdan Group, Inc.’s Proxy Statement for its 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the Company’s 2016 fiscal year.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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
2.1

Stock Purchase Agreement, dated as of January 15, 2015, by and among Willdan Energy Solutions, Abacus Resource Management Company, Willdan Group, Inc. and the shareholders of Abacus Resource Management Company(1)

2.2	Asset Purchase Agreement, dated as of January 15, 2015, by and among Willdan Energy Solutions, Willdan Group, Inc. and 360 Energy Engineers, LLC(1)
2.3

Asset Purchase and Merger Agreement, dated as of February 26, 2016, by and among Willdan Group, Inc., Willdan Energy Solutions, WESGEN, Inc., Genesys Engineering P.C., Ronald W. Mineo and Robert J. Braun(2)

2.4*

Addendum to Asset Purchase and Merger Agreement, dated as of February 26, 2016, by and among Willdan Group, Inc., Willdan Energy Solutions, WESGEN, Inc., Genesys Engineering P.C., Ronald W. Mineo and Robert J. Braun

3.1	First Amended and Restated Certificate of Incorporation of Willdan Group, Inc.(3)
3.2	Amended and Restated Bylaws of Willdan Group, Inc.(4)

Exhibit Number	Exhibit Description
4.1	Specimen Stock Certificate for shares of the Registrant’s Common Stock(3)
4.2

The Company agrees to furnish to the Securities and Exchange Commission upon request a copy of each instrument with respect to issues of long‑term debt of Willdan Group, Inc. and its subsidiaries, the authorized principal amount of which does not exceed 10% of the consolidated assets of Willdan Group, Inc. and its subsidiaries.

10.1	Amended and Restated Credit Agreement, dated as of January 20, 2017, among Willdan Group, Inc., the Guarantors (as defined therein) and BMO Harris Bank N.A.(5)
10.2	Master Reaffirmation of and Amendment to Collateral Documents, dated as of January 20, 2017, among Willdan Group, Inc. and the other Debtors (as defined therein) and BMO Harris Bank N.A.(5)
10.3	Security Agreement, dated as of March 24, 2014, between Willdan Group, Inc. and BMO Harris Bank N.A. (portions of this exhibit have been omitted pursuant to a request for confidential treatment)(6)
10.4†	Willdan Group, Inc. 2006 Stock Incentive Plan(3)
10.5†	Form of Incentive Stock Option Agreement(3)
10.6†	Form of Non‑Qualified Stock Option Agreement(3)
10.7†	Willdan Group, Inc. Amended and Restated 2008 Performance Incentive Plan(7)
10.8†	Amended and Restated Willdan Group, Inc. 2006 Employee Stock Purchase Plan(8)
10.9†	Form of Indemnification Agreement between Willdan Group, Inc. and its Directors and Officers(9)
10.10†	Offer Letter from Willdan Group, Inc. to Daniel Chow dated October 29, 2008 and accepted November 9, 2008(10)
10.11†	Employment Agreement, dated as of May 3, 2011 by and between Willdan Group, Inc. and Thomas D. Brisbin(11)
10.12†	Employment Agreement, dated as of May 3, 2011 by and between Willdan Group, Inc. and Marc Tipermas(11)
10.13†	Employment Agreement, dated as of December 17, 2014, by and between Willdan Group, Inc. and Mike Bieber(12)
21.1*	Subsidiaries of Willdan Group, Inc.
23.1*	Consent of Independent Registered Public Accounting Firm
23.2*	Consent of Independent Registered Public Accounting Firm
24.1*	Power of Attorney (included on signature page hereto)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes‑Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a‑14(a) or 15d‑14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes‑Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to § 906 of the Sarbanes‑Oxley Act of 2002
101*

Interactive data files pursuant to Rule 405 of Regulation S‑T: (i) the Consolidated Balance Sheets as of December 30, 2016 and January 1, 2016; (ii) the Consolidated Statements of Operations for each of the fiscal years in the three‑year period ended December 30, 2016; (iii) the Consolidated Statements of Stockholders’ Equity for each of the fiscal years in the three‑year period ended December 30, 2016; (iv) the Consolidated Statement of Cash Flows for each of the fiscal years in the three‑year period ended December 30, 2016; and (v) the Notes to the Consolidated Financial Statements.

*Filed herewith.

†Indicates a management contract or compensating plan or arrangement.

(1)Incorporated by reference to Willdan Group, Inc.’s Current Report on Form 8‑K, filed with the Securities and Exchange Commission on January 21, 2015.

(2)Incorporated by reference to Willdan Group, Inc.’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 16, 2016.

(3)Incorporated by reference to Willdan Group, Inc.’s Registration Statement on Form S‑1, filed with the Securities and Exchange Commission on August 9, 2006, as amended (File No. 333‑136444).

(4)Incorporated by reference to Willdan Group, Inc.’s Quarterly Report on Form 10‑Q, filed with the Securities and Exchange Commission on August 13, 2009.

(5)Incorporated by reference to Willdan Group, Inc.’s Current Report on Form 8‑K, filed with the Securities and Exchange Commission on January 24, 2017.

(6)Incorporated by reference to Willdan Group, Inc.’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 25, 2014.

(7)Incorporated by reference to Willdan Group, Inc.’s Current Report on Form 8‑K, filed with the Securities and Exchange Commission on June 14, 2016.

(8)Incorporated by reference to Willdan Group, Inc.’s Annual Report on Form 10‑K, filed with the Securities and Exchange Commission on March 27, 2007.

(9)Incorporated by reference to Willdan Group, Inc.’s Current Report on Form 8‑K, filed with the Securities and Exchange Commission on June 13, 2016.

(10)Incorporated by reference to Willdan Group, Inc.’s Current Report on Form 8‑K, filed with the Securities and Exchange Commission on December 17, 2008.

(11)Incorporated by reference to Willdan Group, Inc.’s Current Report on Form 8‑K, filed with the Securities and Exchange Commission on May 4, 2011.

(12)Incorporated by reference to Willdan Group, Inc.’s Current Report on Form 8‑K, filed with the Securities and Exchange Commission on January 7, 2015.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILLDAN GROUP, INC.

/s/ Stacy B. McLaughlin
Stacy B. McLaughlin
Chief Financial Officer and Vice President
March 10, 2017

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

Signature	Title	Date

/s/ Thomas D. Brisbin	Chairman and Chief Executive Officer (principal executive officer)	March 10, 2017
Thomas D. Brisbin

/s/ Stacy B. McLaughlin	Chief Financial Officer and Vice President (principal financial officer and principal accounting officer)	March 10, 2017
Stacy B. McLaughlin

/s/ Win Westfall	Director	March 10, 2017
Win Westfall

/s/ Keith W. Renken	Director	March 10, 2017
Keith W. Renken

/s/ John M. Toups	Director	March 10, 2017
John M. Toups

/s/ Raymond W. Holdsworth	Director	March 10, 2017
Raymond W. Holdsworth

/s/ Douglas J. McEachern	Director	March 10, 2017
Douglas J. McEachern

/s/ Steven A. Cohen	Director	March 10, 2017
Steven A. Cohen

/s/ Mohammad Shahidehpour	Director	March 10, 2017
Mohammad Shahidehpour

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Willdan Group, Inc.:

We have audited the accompanying consolidated balance sheets of Willdan Group, Inc. and subsidiaries as of December 30, 2016 and January 1, 2016, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 30, 2016 and January 1, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Willdan Group, Inc. and subsidiaries as of December 30, 2016 and January 1, 2016, and the results of their operations and their cash flows for the years ended December 30, 2016 and January 1, 2016, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 12 to the consolidated financial statements, during 2015 the Company has adopted on a retrospective basis FASB Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes classifying all deferred tax assets, liabilities and associated valuation allowances as non-current.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Willdan Group, Inc.’s internal control over financial reporting as of December 30, 2016, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Our report dated March 10, 2017, on the effectiveness of internal control over financial reporting as of December 30, 2016, contains an explanatory paragraph which states Willdan Group, Inc. acquired substantially all of the assets of Genesys Engineering P.C. (Genesys) during 2016, and management excluded from its assessment of the effectiveness of Willdan Group, Inc.’s internal control over financial reporting as of December 30, 2016, Genesys’ internal control over financial reporting associated with total assets of $12,927,000 and total revenues of $48,645,000 included in the consolidated financial statements of Willdan Group, Inc. and subsidiaries as of and for the year ended December 30, 2016. Our audit of internal control over financial reporting of Willdan Group, Inc. also excluded an evaluation of the internal control over financial reporting of Genesys.

/s/ KPMG LLP

Irvine, California
March 10, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Willdan Group, Inc.:

We have audited Willdan Group, Inc.’s internal control over financial reporting as of December 30, 2016, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Willdan Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Willdan Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 30, 2016, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Willdan Group, Inc. acquired substantially all of the assets of Genesys Engineering P.C. (Genesys) during 2016, and management excluded from its assessment of the effectiveness of Willdan Group, Inc.’s internal control over financial reporting as of December 30, 2016, Genesys’ internal control over financial reporting associated with total assets of $12,927,000 and total revenues of $48,645,000 included in the consolidated financial statements of Willdan Group, Inc. and subsidiaries as of and for the year ended December 30, 2016. Our audit of internal control over financial reporting of Willdan Group, Inc. also excluded an evaluation of the internal control over financial reporting of Genesys.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Willdan Group, Inc. and subsidiaries as of December 30, 2016 and January 1, 2016, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 30, 2016 and January 1, 2016, and our report dated  March 10, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Irvine, California
March 10, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Willdan Group, Inc.

        We have audited the accompanying consolidated statements of operations, stockholders’ equity, and cash flows of Willdan Group, Inc. and subsidiaries (the ‘‘Company’’) for the fiscal year ended January 2, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the Willdan Group, Inc. and subsidiaries financial statements referred to above present fairly, in all material respects, the consolidated results of their operations, stockholders’ equity and cash flows for the fiscal year ended January 2, 2015, in conformity with U.S. generally accepted accounting principles.

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

March 15, 2016

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 30,	January 1,
	2016	2016
Assets
Current assets:
Cash and cash equivalents	$22,668,000	$16,487,000
Accounts receivable, net of allowance for doubtful accounts of $785,000 and $760,000 at December 30, 2016 and January 1, 2016, respectively	30,285,000	17,929,000
Costs and estimated earnings in excess of billings on uncompleted contracts	18,988,000	13,840,000
Other receivables	699,000	177,000
Prepaid expenses and other current assets	2,601,000	2,082,000
Total current assets	75,241,000	50,515,000
Equipment and leasehold improvements, net	4,511,000	3,684,000
Goodwill	21,947,000	16,097,000
Other intangible assets, net	5,941,000	1,545,000
Other assets	707,000	504,000
Total assets	$108,347,000	$72,345,000
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$17,395,000	$5,561,000
Accrued liabilities	19,049,000	10,334,000
Contingent consideration payable	1,925,000	1,420,000
Billings in excess of costs and estimated earnings on uncompleted contracts	8,377,000	6,218,000
Notes payable	3,972,000	4,039,000
Capital lease obligations	334,000	444,000
Total current liabilities	51,052,000	28,016,000
Contingent consideration payable	2,537,000	4,305,000
Notes payable	2,074,000	1,085,000
Capital lease obligations, less current portion	210,000	255,000
Deferred lease obligations	714,000	737,000
Deferred income taxes, net	1,842,000	331,000
Total liabilities	58,429,000	34,729,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized; 8,348,000 and 7,904,000 shares issued and outstanding at December 30, 2016 and January 1, 2016, respectively	83,000	79,000
Additional paid-in capital	42,376,000	38,377,000
Retained earnings (accumulated deficit)	7,459,000	(840,000)
Total stockholders’ equity	49,918,000	37,616,000
Total liabilities and stockholders’ equity	$108,347,000	$72,345,000

See accompanying notes to consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year

	2016	2015	2014

Contract revenue	$208,941,000	$135,103,000	$108,080,000

Direct costs of contract revenue (exclusive of depreciation and amortization shown separately below):
Salaries and wages	39,024,000	31,880,000	28,207,000
Subcontractor services and other direct costs	104,236,000	50,200,000	35,611,000
Total direct costs of contract revenue	143,260,000	82,080,000	63,818,000

General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	31,084,000	25,741,000	21,394,000
Facilities and facility related	4,085,000	4,246,000	4,371,000
Stock-based compensation	1,239,000	777,000	258,000
Depreciation and amortization	3,204,000	2,072,000	459,000
Lease abandonment, net	—	—	9,000
Other	14,525,000	12,657,000	9,462,000
Total general and administrative expenses	54,137,000	45,493,000	35,953,000
Income from operations	11,544,000	7,530,000	8,309,000

Other (expense) income:
Interest income	—	—	8,000
Interest expense	(179,000)	(207,000)	(16,000)
Other, net	2,000	18,000	125,000
Total other (expense) income, net	(177,000)	(189,000)	117,000
Income before income taxes	11,367,000	7,341,000	8,426,000

Income tax expense (benefit)	3,068,000	3,082,000	(990,000)
Net income	$8,299,000	$4,259,000	$9,416,000

Earnings per share:
Basic	$1.01	$0.54	$1.26
Diluted	$0.97	$0.52	$1.22

Weighted-average shares outstanding:
Basic	8,219,000	7,834,000	7,488,000
Diluted	8,565,000	8,113,000	7,739,000

See accompanying notes to consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional
	Common Stock		Paid-in	Retained Earnings
	Shares	Amount	Capital	(Accumulated Deficit)	Total
Balances at December 27, 2013	7,375,000	$74,000	$34,654,000	$(14,515,000)	$20,213,000
Shares of common stock issued in connection with employee stock purchase plan	12,000	—	76,000	—	76,000
Shares of common stock issued in connection with incentive stock plan	248,000	2,000	448,000	—	450,000
Stock-based compensation	—	—	258,000	—	258,000
Net income	—	—	—	9,416,000	9,416,000
Balances at January 2, 2015	7,635,000	$76,000	$35,436,000	$(5,099,000)	$30,413,000
Shares of common stock issued in connection with employee stock purchase plan	15,000	—	170,000	—	170,000
Shares of common stock issued in connection with incentive stock plan	131,000	1,000	511,000	—	512,000
Stock issued to acquire businesses	123,000	2,000	1,483,000	—	1,485,000
Stock-based compensation	—	—	777,000	—	777,000
Net income	—	—	—	4,259,000	4,259,000
Balance at January 1, 2016	7,904,000	$79,000	$38,377,000	$(840,000)	$37,616,000
Shares of common stock issued in connection with employee stock purchase plan	24,000	—	209,000	—	209,000
Shares of common stock issued in connection with incentive stock plan	164,000	2,000	325,000	—	327,000
Stock issued to acquire business	256,000	2,000	2,226,000	—	2,228,000
Stock-based compensation expense	—	—	1,239,000	—	1,239,000
Net income	—	—	—	8,299,000	8,299,000
Balance at December 30, 2016	8,348,000	$83,000	$42,376,000	$7,459,000	$49,918,000

See accompanying notes to consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year

	2016	2015	2014
Cash flows from operating activities:
Net income	$8,299,000	$4,259,000	$9,416,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,220,000	2,072,000	460,000
Deferred income taxes, net	1,225,000	1,758,000	(1,427,000)
Lease abandonment expense (recovery), net	—	(44,000)	9,000
Loss (gain) on sale/disposal of equipment	4,000	(37,000)	11,000
Provision for doubtful accounts	216,000	659,000	510,000
Stock-based compensation	1,239,000	777,000	258,000
Accretion and fair value adjustments of contingent consideration	21,000	547,000	—
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts receivable	1,288,000	(4,354,000)	(532,000)
Costs and estimated earnings in excess of billings on uncompleted contracts	(4,057,000)	(1,180,000)	(2,535,000)
Other receivables	82,000	31,000	4,000
Prepaid expenses and other current assets	(519,000)	203,000	133,000
Other assets	(169,000)	31,000	(202,000)
Accounts payable	206,000	1,842,000	(720,000)
Accrued liabilities	8,409,000	(1,320,000)	4,860,000
Billings in excess of costs and estimated earnings on uncompleted contracts	2,159,000	2,285,000	1,616,000
Deferred lease obligations	(23,000)	573,000	35,000
Net cash provided by operating activities	21,600,000	8,102,000	11,896,000
Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(1,662,000)	(2,475,000)	(492,000)
Proceeds from sale of equipment	15,000	7,000	5,000
Cash paid for acquisitions, net of cash acquired	(8,857,000)	(8,168,000)	—
Net cash used in investing activities	(10,504,000)	(10,636,000)	(487,000)
Cash flows from financing activities:
Payments on contingent consideration	(1,284,000)	—	—
Payments on notes payable	(4,378,000)	(2,090,000)	(162,000)
Proceeds from notes payable	733,000	2,606,000	—
Principal payments on capital lease obligations	(522,000)	(350,000)	(261,000)
Proceeds from stock option exercise	327,000	512,000	450,000
Proceeds from sales of common stock under employee stock purchase plan	209,000	170,000	76,000
Net cash (used in) provided by financing activities	(4,915,000)	848,000	103,000
Net increase (decrease) in cash and cash equivalents	6,181,000	(1,686,000)	11,512,000
Cash and cash equivalents at beginning of period	16,487,000	18,173,000	6,661,000
Cash and cash equivalents at end of period	$22,668,000	$16,487,000	$18,173,000
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$179,000	$203,000	$16,000
Income taxes	1,875,000	949,000	134,000
Supplemental disclosures of noncash investing and financing activities:
Issuance of notes payable related to business acquisitions	$4,569,000	$4,250,000	$—
Issuance of common stock related to business acquisitions	2,228,000	1,485,000	—
Contingent consideration related to business acquisitions	—	5,178,000	—
Equipment acquired under capital leases	373,000	420,000	677,000

See accompanying notes to consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years 2016, 2015 and 2014

1. ORGANIZATION AND OPERATIONS OF THE COMPANY

Nature of Business

Willdan Group, Inc. and subsidiaries (“Willdan Group” or the “Company”) is a provider of professional technical and consulting services, including comprehensive energy efficiency services, for utilities, private industry, and public agencies at all levels of government, primarily in California and New York.  The Company also has operations in Arizona, Colorado, Florida, Illinois, Kansas, Ohio, Oregon, Texas, Utah, Washington and Washington, D.C.  The Company enables its clients to provide a wide range of specialized services without having to incur and maintain the overhead necessary to develop staffing in-house.  The Company provides a broad range of complementary services including energy efficiency, engineering and planning, economic and financial consulting, and national preparedness and interoperability. The Company’s clients primarily consist of public and governmental agencies, including cities, counties, public utilities, redevelopment agencies, water districts, school districts and universities, state agencies, federal agencies, a variety of other special districts and agencies, private utilities and industry and tribal governments.

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

As of December 30, 2016, the Company had one variable interest entity (“VIE”).  The Company manages the VIE and has the power to direct the activities that most significantly impact the joint venture’s performance, in addition to being obligated to absorb expected losses or receive benefits from the joint venture. Accordingly, the Company is the primary beneficiary of this VIE and consolidates the entity.

The Company accounts for variable interest entities in accordance with ASC 810, Consolidation (“ASC 810”). Under ASC 810, a variable interest entity (“VIE”) is created when: (a) the equity investment at risk in the entity is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by other parties, including the equity holders; (b) the entity’s equity holders as a group either (i) lack the direct or indirect ability to make decisions about the entity, (ii) are not obligated to absorb expected losses of the entity or (iii) do not have the right to receive expected residual returns of the entity; or (c) the entity’s equity holders have voting rights that are not proportionate to their economic interests, and the activities of the entity involve or are conducted on behalf of the equity holder with disproportionately few voting rights. If an entity is deemed to be a VIE pursuant to ASC 810, the enterprise that has both (i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (ii) the obligation to absorb the expected losses of the entity or right to receive benefits from the entity that could be potentially significant to the VIE is considered the primary beneficiary and must consolidate the VIE. In accordance with ASC 810, the Company performs ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE.

Fiscal Years

The Company operates and reports its annual financial results based on 52 or 53-week periods ending on the Friday closest to December 31, with consideration of business days. The Company operates and reports its quarterly financial results based on the 13-week period ending on the Friday closest to March 31, June 30 and September 30 and

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years 2016, 2015 and 2014

the 13 or 14-week period ending on the Friday closest to December 31, as applicable, with consideration of business days. Fiscal years 2016 and 2015 contained 52 weeks. Fiscal year 2014 contained 53 weeks. All references to years in the notes to consolidated financial statements represent fiscal years.

Cash, Cash Equivalents and Liquid Investments

All highly liquid investments purchased with a remaining maturity of three months or less are considered to be cash equivalents. Cash and cash equivalents consisted of the following:

	December 30,	January 1,
	2016	2016
BMO Harris Bank Master Control Operating Account	$22,658,000	$16,438,000
Cash on hand in business checking accounts	10,000	49,000
	$22,668,000	$16,487,000

The Company from time to time may be exposed to credit risk with its bank deposits in excess of the FDIC insurance limits and with uninsured money market investments. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Fair Value of Financial Instruments

As of December 30, 2016 and January 1, 2016, the carrying amounts of the Company's cash and cash equivalents, accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, other receivables, prepaid expenses and other current assets, accounts payable, accrued liabilities and billings in excess of costs and estimated earnings on uncompleted contracts, approximate their fair values because of the relatively short period of time between the origination of these instruments and their expected realization or payment. The carrying amounts of debt obligations approximate their fair values since the terms are comparable to terms currently offered by local lending institutions for loans of similar terms to companies with comparable credit risk.

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

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years 2016, 2015 and 2014

Contract Accounting

The Company enters into contracts with its clients that contain various types of pricing provisions, including fixed price, time-and-materials, unit-based and service-related provisions. The following table reflects the Company’s four reportable segments and the types of contracts that each most commonly enters into for revenue generating activities.

Types of Contract
Segment	(Revenue Recognition Method)
Energy Efficiency Services	Time-and-materials, unit-based and fixed price (percentage-of-completion method)
Engineering Services	Time-and-materials, unit-based and fixed price (percentage-of-completion method)
Public Finance Services	Service-related contracts (proportional performance method)
Homeland Security Services	Service-related contracts (proportional performance method)

Revenue on fixed price contracts is recognized on the percentage-of-completion method based generally on the ratio of direct costs (primarily exclusive of depreciation and amortization costs) incurred to date to estimated total direct costs at completion. Many of our fixed price contracts involve a high degree of subcontracted fixed price effort and are relatively short in duration, thereby lowering the risks of not properly estimating the percent complete. Revenue on time-and-materials and unit-based contracts is recognized as the work is performed in accordance with the specific rates and terms of the contract. The Company recognizes revenues for time-and-material contracts based upon the actual hours incurred during a reporting period at contractually agreed upon rates per hour and also includes in revenue all reimbursable costs incurred during a reporting period for which the Company has risk or on which the fee was based at the time of bid or negotiation. Certain of the Company’s time-and-material contracts are subject to maximum contract values and, accordingly, revenue under these contracts is generally recognized under the percentage-of-completion method, consistent with fixed priced contracts. Revenue on contracts that are not subject to maximum contract values is recognized based on the actual number of hours the Company spends on the projects plus any actual out-of-pocket costs of materials and other direct incidental expenditures that the Company incurs on the projects. In addition, revenue from overhead percentage recoveries and earned fees are included in revenue. Revenue is recognized as the related costs are incurred. For unit-based contracts, the Company recognizes the contract price of units of a basic production product as revenue when the production product is delivered during a period. Revenue for amounts that have been billed but not earned is deferred and such deferred revenue is referred to as billings in excess of costs and estimated earnings on uncompleted contracts in the accompanying consolidated balance sheets.

Adjustments to contract cost estimates are made in the periods in which the facts requiring such revisions become known. When the revised estimate, for contracts that are recognized under the percentage-of-completion method, indicates a loss, such loss is provided for currently in its entirety. Claims revenue is recognized to the extent such claims appear to be more-likely-than-not to be granted based on management’s evaluation of each claim. Change orders in dispute are evaluated as claims. Costs related to un-priced change orders are expensed when incurred and recognition of the related contract revenue is based on an evaluation of the probability of recovery of the costs. Estimated profit is recognized for un-priced change orders if realization of the expected price of the change order is probable.

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years 2016, 2015 and 2014

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

Accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts based upon a review of all outstanding amounts on a quarterly basis. Management determines allowances for doubtful accounts through specific identification of amounts considered to be uncollectible and potential write-offs, plus a non-specific allowance for other amounts for which some potential loss has been determined to be probable based on current and past experience. The Company’s credit risk is minimal with governmental entities and large public utilities, but disputes may arise related to these receivable amounts. Accounts receivables are written off when deemed uncollectible. Recoveries of accounts receivables previously written off are recorded when received.

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years 2016, 2015 and 2014

Retainage is included in accounts receivable in the accompanying consolidated financial statements. Retainage represents the billed amount that is retained by the customer, in accordance with the terms of the contract, generally until performance is substantially complete.  At December 30, 2016 and January 1, 2016, the Company had retained accounts receivable of approximately $5.2 million and $748,000, respectively.

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

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years 2016, 2015 and 2014

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

Business Combinations

The acquisition method of accounting for business combinations requires the Company to use significant estimates and assumptions, including fair value estimates, as of the business combination date and to refine those estimates as necessary during the measurement period (defined as the period, not to exceed one year, in which the Company may adjust the provisional amounts recognized for a business combination based upon new information about facts that existed on the business combination date).

Under the acquisition method of accounting, the Company recognizes separately from goodwill the identifiable assets acquired, the liabilities assumed, and any non-controlling interests in an acquiree, at the acquisition date fair value. The Company measures goodwill as of the acquisition date as the excess of consideration transferred over the net of the acquisition date amounts of the identifiable assets acquired and liabilities assumed. Costs that the Company incurs to

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years 2016, 2015 and 2014

complete the business combination such as investment banking, legal and other professional fees are not considered part of consideration.  The Company charges these acquisition costs to general and administrative expense as they are incurred.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the financial reporting basis and tax basis of the Company’s assets and liabilities, subject to a judgmental assessment of the recoverability of deferred tax assets. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded when it is more-likely-than-not that some of the deferred tax assets may not be realized. Significant judgment is applied when assessing the need for valuation allowances. Areas of estimation include the Company’s consideration of future taxable income and ongoing prudent and feasible tax planning strategies. Should a change in circumstances lead to a change in judgment about the utilization of deferred tax assets in future years, the Company would adjust the related valuation allowances in the period that the change in circumstances occurs, along with a corresponding increase or charge to income.

During each fiscal year, management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize existing deferred tax assets. For fiscal years 2016 and 2015, the Company ultimately determined that it was more-likely-than-not that the entire California net operating loss will not be utilized prior to expiration.  Significant pieces of objective evidence evaluated included the Company’s history of utilization of California net operating losses in prior years for each of the Company’s subsidiaries, as well as the Company’s forecasted amount of net operating loss utilization for certain members of the combined group.  As a result, we recorded a valuation allowance in the amount of $72,000 and $73,000 at the end of fiscal year 2016 and 2015, respectively, related to California net operating losses. As of the end of fiscal year 2014, based on management’s evaluation of the Company’s ability to utilize the existing deferred tax assets, the Company reversed a $4.6 million valuation allowance previously accrued on its deferred tax assets.

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

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years 2016, 2015 and 2014

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

New Accounting Pronouncements

Technical Corrections and Improvements

In December 2016, the FASB issued ASU 2016-19, Technical Corrections and Improvements (“ASU 2016-19”), which clarifies existing accounting literature including simplification and minor improvements to topics on insurance and troubled debt restructuring.  The Company does not believe the guidance will have a material impact on its consolidated financial statements.

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

Revenue Recognition

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which clarifies existing accounting literature relating to how and when revenue is recognized by an entity. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. In doing so, an entity will need to exercise a greater degree of judgment and make more estimates than under the current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each separate performance obligation. ASU 2014-09 also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. In August 2015, the FASB issued Update 2015-14, which defers the implementation of ASU 2014-09 for one year from the initial effective date.  ASU 2014-09 is effective for public companies for interim and annual reporting periods beginning after December 15, 2017, and is to be applied either retrospectively or using the cumulative effect transition method, with early adoption not permitted.  The Company will adopt the requirements of the new standard effective January 1, 2018, and the Company has not yet selected a transition method.

In December 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-20, Revenue from Contracts with Customers (Topic 606), which further clarifies the current revenue recognition guidance.  This update is intended to increase stakeholders’ awareness of the proposals and to expedite improvements to Update 2014-09. The Company is continuing to evaluate the impact that the new standard will have on the contract portfolio. The Company’s

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years 2016, 2015 and 2014

approach will include a detailed review of contracts and comparing historical accounting policies and practices to the new standard. Because the standard may impact the Company’s business processes, systems and controls, the Company will also develop a comprehensive change management plan to guide the implementation as needed. The Company will adopt the requirements of the new standard effective December 30, 2017 and the Company has not yet selected a transition method.  The Company is currently evaluating the impact the adoption of ASU 2014-09 will have on the Company’s consolidated financial statements and related disclosures.

Consolidations

In February 2015, the FASB issued Update 2015-02, which amends the consolidation requirements in Accounting Standards Codification 810 and changes the consolidation analysis required under GAAP. The standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, with early adoption permitted. The Company adopted ASU 2015-02 which did not have a material impact for year ended December 30, 2016.

Stock Compensation

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which amends the current stock compensation guidance. The amendments simplify the accounting for the taxes related to stock based compensation, including adjustments to how excess tax benefits and a company's payments for tax withholdings should be classified. The standard is effective for fiscal periods beginning after December 15, 2016, with early adoption permitted. The Company has elected to early adopt ASU 2016-09 on a prospective basis, which resulted in a decrease to tax expense of approximately $194,000 for the fiscal year ended December 30, 2016.

Debt Issuance

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. To simplify presentation of debt issuance costs, this new guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance will become effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years.  The Company adopted ASU 2015-03 which did not have a material impact for the year ended December 30, 2016.

Business Combinations

In September 2015, the FASB issued Update 2015-16, which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquirer must record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. Update 2015-16 further requires an entity to present separately on the face of the income statement or disclose in the notes, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, with early adoption permitted. The Company adopted this standard in fiscal year 2015.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805),” which specifies the definition of a business that affects many areas of accounting including acquisitions, disposals, goodwill, and

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years 2016, 2015 and 2014

consolidation.  The Company does not believe the guidance will have a material impact on its consolidated financial statements.

Leases

In February 2016, the FASB issued ASU No. 2016-02,  “Leases (Topic 842).” The FASB issued this update to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The updated guidance is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company is evaluating the impact of the adoption of this update on its consolidated financial statements and related disclosures.

Proposed Accounting Standards

A variety of proposed or otherwise potential accounting standards are currently being studied by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, the Company have not yet determined the effect, if any, that the implementation of such proposed standards would have on its consolidated financial statements.

3. BUSINESS COMBINATIONS

On March 4, 2016, the Company and the Company’s wholly-owned subsidiary, Willdan Energy Solutions (“WES”) acquired substantially all of the assets of Genesys Engineering P.C. (“Genesys”) and assumed certain specified liabilities of Genesys (collectively, the “Purchase”) pursuant to an Asset Purchase and Merger Agreement, dated as of February 26, 2016 (the “Agreement”), by and among Willdan Group, Inc., WES, WESGEN (as defined below), Genesys and Ronald W. Mineo (“Mineo”) and Robert J. Braun (“Braun” and, together with Mineo, the “Genesys Shareholders”). On March 5, 2016, pursuant to the terms of the Agreement, WESGEN, Inc., a non-affiliated corporation (“WESGEN”), merged (the “Merger” and, together with the Purchase, the “Acquisition”) with Genesys, with Genesys remaining as the surviving corporation.  Genesys was acquired to strengthen the Company’s power engineering capability in the northeastern U.S., and also to increase client exposure and experience with universities.

Pursuant to the terms of the Agreement, WES or WESGEN, as applicable, paid the Genesys Shareholders an aggregate purchase price (the “Purchase Price”) of approximately $15.1 million, including post-closing working capital and tax adjustments. The Purchase Price consisted of (i) $6.0 million in cash, paid at closing, and $2.9 million paid in cash after closing for working capital and tax adjustments, (ii) 255,808 shares of common stock, par value $0.01 per share (the “Common Stock”), with a fair value on the date of closing of $2.2 million, (iii) $4.6 million in cash, payable in twenty-four (24) equal monthly installments beginning on March 26, 2016 (the “Installment Payments”), and (iv) offset by a $0.6 million receivable due to WES for working capital adjustments.  Until the third anniversary of the Closing Date (the “Closing Date”), the Genesys Shareholders are prohibited from transferring or disposing of any Common Stock received in connection with the Acquisition.

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

The Company used cash on hand to pay the $8.9 million due to the Genesys Shareholders at closing.

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years 2016, 2015 and 2014

Genesys continues to be a professional corporation organized under the laws of the State of New York, wholly-owned by one or more licensed engineers. Pursuant to New York law, the Company does not own capital stock of Genesys. The Company has entered into an agreement with the post-Closing Date owners of Genesys pursuant to which such owners will be prohibited from selling, transferring or encumbering their ownership interest in Genesys without the Company’s consent. Notwithstanding the Company’s rights regarding the transfer of Genesys’ stock, the Company does not have control over the professional decision making of Genesys’ engineering services. The Company has entered into an administrative services agreement with Genesys pursuant to which WES will provide Genesys with ongoing administrative, operational and other non-professional support services.

The acquisition was accounted for as a business combination in accordance with ASC 805. Under ASC 805, the Company recorded the acquired assets and assumed liabilities at their estimated fair value with the excess allocated to goodwill. Goodwill represents the value the Company expects to achieve through the operational synergies and the expansion into new markets. The Company estimates that the entire $6.2 million of goodwill resulting from the acquisition will be tax deductible. Consideration for the acquisition includes the following:

Genesys
Cash paid, net of cash acquired	$8,857,000
Other receivable for working capital adjustment	(604,000)
Issuance of common stock	2,228,000
Deferred purchase price, payable in 24 monthly installments	4,569,000
Total consideration	$15,050,000

The following table summarizes the amounts for the acquired assets recorded at their estimated fair value as of the acquisition date:

Genesys
Current assets	$14,952,000
Non-current assets	36,000
Cash	101,000
Property, plant and equipment	117,000
Liabilities	(12,643,000)
Customer relationships	3,260,000
Backlog	1,050,000
Tradename	1,690,000
Non-compete agreements	320,000
Goodwill	6,167,000
Net assets acquired	$15,050,000

As of December 30, 2016, the Company obtained further information on the valuation of the assets acquired and liabilities assumed related to the acquisition of substantially all of the assets of Genesys and, in accordance with the authoritative guidance for business combinations, recorded purchase price adjustments as of the acquisition date to increase the fair values of intangible assets by $3.3 million and decrease other receivables by $0.3 million. These adjustments to the provisional purchase price allocations decreased goodwill by $3.0 million.

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years 2016, 2015 and 2014

The following unaudited pro forma financial information for the year ended December 30, 2016 and January 1, 2016 assumes the acquisition of substantially all of the assets of Genesys occurred on January 2, 2015 as follows:

	Year Ended
	December 30,	January 1,
In thousands (except per share data)	2016	2016
Pro forma revenue	$222,914	$167,479

Pro forma income from operations	12,504	7,755
Pro forma net income	$8,907	$4,498

This pro forma supplemental information does not purport to be indicative of what the company’s operating results would have been had these transactions occurred on January 2, 2015 and may not be indicative of future operating results.

During the year ended December 30, 2016, the acquisition of substantially all of the assets of Genesys contributed $48.6 million in revenue and $0.9 million of income from operations.

Acquisition related costs of $71,000 and $0.2 million are included in other general and administrative expense in the consolidated statements of operations for the years ended December 30, 2016 and January 1, 2016, respectively.

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

Pursuant to the terms of the Stock Purchase Agreement, dated as of January 15, 2015, by and between the Company, WES, Abacus and the selling shareholders of Abacus (the “Abacus Shareholders”), WES will pay the Abacus Shareholders a maximum purchase price of $6.1 million, consisting of (i) $2.5 million in cash which was paid at closing, with the balance of $0.6 million paid after closing, (ii) 75,758 shares of Common Stock, par value $0.01 per share, of the Company (“Common Stock”) with a fair value of $0.9 million which were issued at closing, (iii) $1.25 million aggregate principal amount of promissory notes issued to the Abacus Shareholders at closing and (iv) up to $0.8 million in cash, based on the achievement of certain financial targets by Abacus at the end of the Company’s 2015 and 2016 fiscal years.  As of December 30, 2016, Abacus did not meet its financial targets, and therefore, the Company was not required to pay the additional $0.8 million in cash.

Pursuant to the terms of the Asset Purchase Agreement, dated January 15, 2015, by and between the Company, WES and 360 Energy, WES agreed to pay 360 Energy a maximum purchase price of $15.0 million, consisting of (i) $4.9 million in cash which was paid at closing, (ii) 47,348 shares of Common Stock with a fair value of $0.6 million which were issued at closing, (iii) $3.0 million aggregate principal amount of promissory note issued to 360 Energy at closing and (iv) up to $6.5 million in cash, based on the achievement of certain financial targets by WES’s division made up of the assets acquired from, and the former employees of 360 Energy at the end of the Company’s 2015, 2016 and 2017 fiscal years.  The Company also provided a guaranty to 360 Energy which guarantees WES’s obligations under the promissory note issued to 360 Energy. The Company later amended the Asset Purchase Agreement with 360 Energy to extend the term of the three-year performance goal for an additional year to the end of the Company’s 2018 fiscal year to allow 360 Energy to expand into additional geographical territories.  As a result of this amendment, the Company

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years 2016, 2015 and 2014

increased contingent consideration by $0.3 million.  As of December 30, 2016, 360 Energy has earned $1.1 million based on achieving some of its financial targets.

The fair value of the 75,758 and 47,348 shares of common stock issued as part of the consideration paid for Abacus ($0.9 million) and 360 Energy ($0.6 million) respectively, was determined on the basis of the price of the Company’s common shares on the acquisition date.

To finance the acquisitions of Abacus and substantially all of the assets of 360 Energy, the Company borrowed $2.0 million under its prior delayed draw term loan facility. The Company used cash on hand to pay the remaining $5.4 million due at closing.

On April 3, 2015, the Company’s wholly-owned subsidiary, Willdan Financial Services (“WFS”) acquired substantially all of the assets of Economists.com, LLC (“Economists LLC”), a Texas-based economic analysis and financial solutions firm serving the municipal and public sectors. Pursuant to the terms of the Asset Purchase Agreement, dated April 3, 2015, by and between WFS and Economists LLC, WFS will pay Economists LLC a maximum purchase price of $1.1 million, consisting of (i) $0.5 million in cash which was paid at closing and (ii) up to $0.6 million in cash, based on the achievement of certain financial targets by the WFS division made up of the assets acquired from, and the former employees of Economists LLC at the end of the Company’s 2015, 2016 and 2017 fiscal years.  The Company used cash on hand to pay the $0.5 million due at closing.  As of December 30, 2016, Economists LLC has earned $0.2 million based on achieving some of its financial targets.

The acquisitions were accounted for as business combinations in accordance with ASC 805. Under ASC 805, the Company recorded the acquired assets and assumed liabilities at their estimated fair value with the excess allocated to goodwill. Goodwill represents the value the Company expects to achieve through the operational synergies and the expansion of the Company into new markets. The Company estimates that the entire $16.1 million of goodwill resulting from the acquisitions will be tax deductible. Consideration for the acquisitions includes the following:

	360 Energy	Abacus	Economists, LLC	Total

Cash paid	$4,875,000	$3,136,000	$490,000	$8,501,000
Issuance of common stock	571,000	913,000	—	1,484,000
Issuance of notes payable	3,000,000	1,250,000	—	4,250,000
Contingent consideration	4,221,000	589,000	368,000	5,178,000
Total consideration	$12,667,000	$5,888,000	$858,000	$19,413,000

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years 2016, 2015 and 2014

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

The acquisition date fair value of the intangible asset relating to tradenames was estimated using discounted cash flows based on the relief from royalty method. The liabilities assumed were measured based on the estimated costs related to the remediation of an environmental liability associated with one of the construction projects that was acquired on the date of acquisition in accordance with ASC 450.  These assets are deemed to have a finite life. As of December 30, 2016, the Company has contingent consideration payable of $4.5 million related to these acquisitions, which includes $21,000 of accretion (net of fair value adjustments) related to the contingent consideration. Contingent consideration is subject to change for each reporting period through settlement. The Company measures the contingent earn-out liabilities at fair value on the date of acquisition and on a recurring basis using significant unobservable inputs classified within Level 3 of the fair value hierarchy. The Company uses a probability-weighted discounted income approach as a valuation technique to convert future estimated cash flows to a single present value amount. The significant unobservable inputs used in the fair value measurements are operating income projections over the earn-out period, and the probability outcome percentages assigned to each scenario. Significant increases or decreases to either of these inputs in isolation would result in a significantly higher or lower liability, with a higher liability capped by the contractual maximum of the contingent earn-out obligation. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate and amount paid will be recorded in earnings.  There were no changes to the ranges of estimated payments or discount rates.

Acquisition related costs of $0.2 million and $0.3 million are included in other general and administrative expense in the consolidated statements of operations for the years ended January 1, 2016 and January 2, 2015, respectively.

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years 2016, 2015 and 2014

The following unaudited pro forma financial information for the year ended January 1, 2016 and January 2, 2015 assumes the acquisitions of Abacus and substantially all of the assets of 360 Energy occurred on December 28, 2013 as follows:

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

During the fiscal year ended January 1, 2016, the acquisitions of Abacus, Economists LLC, and substantially all of the assets of 360 Energy contributed $23.8 million in revenue and $1.3 million of income from operations.

4. GOODWILL AND OTHER INTANGIBLE ASSETS

As of December 30, 2016, the Company had $21.9 million of goodwill, which primarily relates to the Energy Efficiency Services reporting segment and the acquisition of substantially all of the assets of Genesys and 360 Energy and the acquisition of Abacus.  The remaining goodwill is contained in the Public Finance Services reporting segment as a result of the acquisition of Economists, LLC. The Company had goodwill outstanding in the amount of $16.1 million as of January 1, 2016.  The changes in the carrying value of goodwill by reporting unit for the year ended December 30, 2016 were as follows:

	January 1,			December 30,
	2016	Acquisitions	Adjustments	2016

Reporting Unit:
Energy Efficiency Services	$15,348,000	$6,167,000	$(317,000)	$21,198,000
Public Finance Services	749,000	—	—	749,000
	$16,097,000	$6,167,000	$(317,000)	$21,947,000

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years 2016, 2015 and 2014

The gross amounts and accumulated amortization of the Company’s acquired identifiable intangible assets with finite useful lives as of December 30, 2016 and January 1, 2016, included in other intangible assets, net in the accompanying consolidated balance sheets, were as follows:

	December 30, 2016		January 1, 2016
	Gross	Accumulated	Gross	Accumulated	Amortization
	Amount	Amortization	Amount	Amortization	Period (yrs)
Backlog	$1,398,000	$639,000	$348,000	$340,000	5
Tradename	2,739,000	1,142,000	1,049,000	329,000	2.5 - 3.5
Non-compete agreements	1,331,000	463,000	1,011,000	194,000	4 - 5
License to bid	308,000	308,000	308,000	308,000	1
Customer relationships	3,260,000	543,000	—	—	5
	$9,036,000	$3,095,000	$2,716,000	$1,171,000

The Company’s amortization expense for acquired identifiable intangible assets with finite useful lives was $1.9 million for the year ended December 30, 2016,  and $1.2 million and $0 for the years ended January 1, 2016 and January 2, 2015, respectively.  Estimated amortization expense for acquired identifiable intangible assets for fiscal year 2017 and the succeeding years is as follows:

Fiscal year:
2017	$2,120,000
2018	1,951,000
2019	1,087,000
2020	674,000
2021	109,000
$5,941,000

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

The Company tests its goodwill at least annually for possible impairment. The Company completes its annual testing of goodwill as of the last day of the first month of its fourth fiscal quarter each year to determine whether there is impairment. In addition to the Company’s annual test, it regularly evaluates whether events and circumstances have occurred that may indicate a potential impairment of goodwill.  No impairment was recorded during the three-year period ended December 30, 2016.

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

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years 2016, 2015 and 2014

The following table sets forth the number of weighted‑average shares used to compute basic and diluted EPS:

	Fiscal Year

	2016	2015	2014
Net income	$8,299,000	$4,259,000	$9,416,000
Weighted-average common shares outstanding	8,219,000	7,834,000	7,488,000
Effect of dilutive stock options and restricted stock awards	346,000	279,000	251,000
Weighted-average common shares outstanding-diluted	8,565,000	8,113,000	7,739,000
Earnings per share:
Basic	$1.01	$0.54	$1.26
Diluted	$0.97	$0.52	$1.22

For the fiscal year ended December 30, 2016, 322,200 options were excluded from the calculation of dilutive potential common shares, compared to 314,500 and 251,000 options, for fiscal years 2015 and 2014, respectively. These options were not included in the computation of dilutive potential common shares because the assumed proceeds per share exceeded the average market price per share for the respective periods. Accordingly, the inclusion of these options would have been anti‑dilutive.

6. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following at December 30, 2016 and January 1, 2016:

	December 30,	January 1,
	2016	2016
Billed	$25,909,000	$17,941,000
Unbilled (1)	18,988,000	13,840,000
Contract retentions	5,161,000	748,000
	50,058,000	32,529,000
Allowance for doubtful accounts	(785,000)	(760,000)
	$49,273,000	$31,769,000
(1)	Unbilled portion represents costs and estimated earnings in excess of billings on uncompleted contracts which is presented separately from accounts receivable on the consolidated balance sheets.

The movements in the allowance for doubtful accounts consisted of the following for fiscal years 2016, 2015 and 2014:

	Fiscal Year
	2016	2015	2014
Balance as of the beginning of the year	$760,000	$662,000	$385,000
Provision for doubtful accounts	216,000	586,000	486,000
Write-offs of uncollectible accounts	(191,000)	(488,000)	(209,000)
Balance as of the end of the year	$785,000	$760,000	$662,000

Billed accounts receivable represent amounts billed to clients that have yet to be collected. Unbilled accounts receivable represent revenue recognized but not yet billed pursuant to contract terms or accounts billed after the period end. Substantially all unbilled receivables as of December 30, 2016 and January 1, 2016 are or were expected to be billed and collected within twelve months of such date. Contract retentions represent amounts invoiced to clients where

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years 2016, 2015 and 2014

payments have been withheld pending the completion of certain milestones, other contractual conditions or upon the completion of the project. These retention agreements vary from project to project and could be outstanding for several months.

Allowances for doubtful accounts have been determined through specific identification of amounts considered to be uncollectible and potential write‑offs, plus a non‑specific allowance for other amounts for which some potential loss has been determined to be probable based on current and past experience.

As of December 30, 2016, two clients accounted for 20% and 19%, respectively, of outstanding receivables, as compared to one client accounting for 15% of the Company’s outstanding receivables as of January 1, 2016. For the fiscal year 2016, Consolidated Edison and DASNY represented 21% and 22%, respectively, of our consolidated contract revenue.

7. EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consisted of the following at December 30, 2016 and January 1, 2016:

	December 30,	January 1,
	2016	2016
Furniture and fixtures	$2,353,000	$2,270,000
Computer hardware and software	7,686,000	6,496,000
Leasehold improvements	1,094,000	1,072,000
Equipment under capital leases	1,076,000	1,266,000
Automobiles, trucks, and field equipment	1,446,000	984,000
	13,655,000	12,088,000
Accumulated depreciation and amortization	(9,144,000)	(8,404,000)
Equipment and leasehold improvements, net	$4,511,000	$3,684,000

Included in accumulated depreciation and amortization is $745,000 and $259,000 of amortization expense related to equipment held under capital leases in fiscal years 2016 and 2015, respectively.

8. ACCRUED LIABILITIES

Accrued liabilities consisted of the following at December 30, 2016 and January 1, 2016:

	December 30,	January 1,
	2016	2016
Accrued bonuses	$2,090,000	$922,000
Accrued interest	1,000	4,000
Paid leave bank	2,129,000	1,710,000
Compensation and payroll taxes	2,006,000	1,494,000
Accrued legal	177,000	523,000
Accrued workers’ compensation insurance	81,000	268,000
Accrued rent	166,000	169,000
Employee withholdings	1,337,000	942,000
Client deposits	139,000	106,000
Unvouchered accounts payable	8,100,000	3,061,000
Other	2,823,000	1,135,000
Total accrued liabilities	$19,049,000	$10,334,000

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years 2016, 2015 and 2014

9. EQUITY PLANS

As of December 30, 2016, the Company had two share‑based compensation plans, which are described below. The Company may no longer grant awards under the 2006 Stock Incentive Plan. The compensation expense that has been recognized for stock options issued under these plans was $1,239,000,  $777,000 and $258,000 for fiscal years 2016, 2015 and 2014, respectively.

2006 STOCK INCENTIVE PLAN

In June 2006, the Company’s board of directors adopted the 2006 Stock Incentive Plan (“2006 Plan”) and it received stockholder approval. The Company re‑submitted the 2006 Plan to its stockholders for post‑IPO approval at the 2007 annual meeting of the stockholders and it was approved. The 2006 Plan terminated in June 2016 and no additional awards were granted under the 2006 Plan after the Company’s shareholders approved the 2008 Plan (as defined below) in June 2008. The 2006 Plan had 300,000 shares of common stock reserved for issuance to the Company’s directors, executives, officers, employees, consultants and advisors. Approximately 70,333 shares that were available for award grant purposes under the 2006 Plan have become available for grant under the 2008 Plan following shareholder approval of the 2008 Plan. Options granted under the 2006 Plan could be “non‑statutory stock options” which expire no more than ten years from the date of grant or “incentive stock options” as defined in Section 422 of the Internal Revenue Code of 1986, as amended. Upon exercise of non‑statutory stock options, the Company is generally entitled to a tax deduction on the exercise of the option for an amount equal to the excess over the exercise price of the fair market value of the shares at the date of exercise. The Company is generally not entitled to any tax deduction on the exercise of an incentive stock option.  As of December 30, 2016, options granted, net of forfeitures and expirations, under the 2006 Plan consisted of 148,000 shares and 4,000 shares for incentive stock options and non‑statutory stock options, respectively.

AMENDED AND RESTATED 2008 PERFORMANCE INCENTIVE PLAN

In March 2008, the Company’s board of directors adopted the 2008 Performance Incentive Plan (“2008 Plan”), and it received stockholder approval at the 2008 annual meeting of the stockholders in June 2008. The 2008 Plan will currently terminate on March 8, 2026. The 2008 Plan initially had 450,000 shares of common stock reserved for issuance (not counting any shares originally available under the 2006 Plan that “poured over.”) At the 2010, 2012 and 2016 annual meetings of the stockholders, the stockholders approved 350,000, 500,000 and 500,000 share increases, respectively, to the 2008 Plan. The maximum number of shares of the Company’s common stock that may be issued or transferred pursuant to awards under the 2008 Plan can also be increased by any shares subject to stock options granted under the 2006 Plan and outstanding as of June 9, 2008 which expire, or for any reason are cancelled or terminated, after June 9, 2008 without being exercised. The 2008 Plan currently has 218,000 shares of common stock reserved for issuance.  Awards authorized by the 2008 Plan include stock options, stock appreciation rights, restricted stock, stock bonuses, stock units, performance stock, and other share‑based awards. The maximum number of shares that may be delivered pursuant to “full value” awards, other than stock options and stock appreciation rights, is 1,250,000 shares of common stock. No participant may be granted an option to purchase more than 200,000 shares in any fiscal year. Options generally may not be granted with exercise prices less than fair market value at the date of grant, with vesting provisions and contractual terms determined by the compensation committee of the board of directors on a grant-by-grant basis. Options granted under the 2008 Plan may be “nonqualified stock options” or “incentive stock options” as defined in Section 422 of the Internal Revenue Code of 1986, as amended. The maximum term of each option shall be 10 years. Upon exercise of nonqualified stock options, the Company is generally entitled to a tax deduction on the exercise of the option for an amount equal to the excess over the exercise price of the fair market value of the shares at the date of exercise. The Company is generally not entitled to any tax deduction on the exercise of an incentive stock option. For awards other than stock options, the Company is generally entitled to a tax deduction at the time the award holder recognizes income with respect to the award equal to the amount of compensation income recognized by the

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years 2016, 2015 and 2014

award holder. Option and other awards provide for accelerated vesting if there is a change in control (as defined in the 2008 Plan) and the outstanding awards are not substituted or assumed in connection with the transaction. Through December 30, 2016, awards granted, net of forfeitures and exercises, under the 2008 Plan consisted of 575,000 shares, 567,000 shares and 38,000 shares for incentive stock options, non-statutory stock options and restricted stock grants, respectively.

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

	2016			2015			2014
Expected volatility	39%	-	41%	38%	-	42%	38%	-	40%
Expected dividends			0%			0%			0%
Expected term (in years)			6			6			6
Risk-free rate	1.2%	-	1.84%	1.33%	-	1.75%	1.63%	-	1.73%

The Company’s restricted stock awards are valued on the closing price of the Company’s common stock on the date of grant and typically vest over a three-year period.

Summary of Stock Option Activity

A summary of option activity under the 2006 Plan and 2008 Plan as of December 30, 2016 and changes during the fiscal years ended December 30, 2016, January 1, 2016 and January 2, 2015 is presented below. The intrinsic value of the fully‑vested options is $10,773,000, based on the Company’s closing stock price of $22.59 on December 30, 2016.

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual
	Options	Price	Term (Years)
Outstanding at January 1, 2016	964,000	$7.22	6.04
Granted	440,000	15.28	—
Exercised	(75,000)	4.41	—
Forfeited or expired	(18,000)	9.81	—
Outstanding at December 30, 2016	1,311,000	$10.15	6.69
Vested at December 30, 2016	658,000	$6.21	4.21
Exercisable at December 30, 2016	658,000	$6.21	4.21

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years 2016, 2015 and 2014

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual
	Options	Price	Term (Years)
Outstanding at January 2, 2015	926,000	$5.84	6.44
Granted	165,000	12.33	—
Exercised	(103,000)	3.72	—
Forfeited or expired	(24,000)	3.94	—
Outstanding at January 1, 2016	964,000	$7.22	6.04
Vested at January 1, 2016	624,000	$5.24	4.53
Exercisable at January 1, 2016	624,000	$5.24	4.53

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual
	Options	Price	Term (Years)
Outstanding at December 27, 2013	978,000	$3.95	3.35
Granted	235,000	10.23	—
Exercised	(198,000)	2.24	—
Forfeited or expired	(89,000)	3	—
Outstanding at January 2, 2015	926,000	$5.84	6.44
Vested at January 2, 2015	595,000	$4.47	4.92
Exercisable at January 2, 2015	595,000	$4.47	4.92

A summary of the status of the Company’s nonvested options and changes in nonvested options during the fiscal years ended December 30, 2016, January 1, 2016 and January 2, 2015, is presented below:

		Weighted-
		Average
		Grant-Date
	Options	Fair Value
Nonvested at January 1, 2016	340,000	$3.77
Granted	440,000	6.15
Vested	(109,000)	7.82
Forfeited	(18,000)	9.81
Nonvested at December 30, 2016	653,000	4.75

		Weighted-
		Average
		Grant-Date
	Options	Fair Value
Nonvested at January 2, 2015	331,000	$3.37
Granted	165,000	4.92
Vested	(132,000)	3.67
Forfeited	(24,000)	3.94
Nonvested at January 1, 2016	340,000	3.77

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years 2016, 2015 and 2014

		Weighted-
		Average
		Grant-Date
	Options	Fair Value
Nonvested at December 27, 2013	207,000	$3.55
Granted	235,000	4.15
Vested	(108,000)	3.41
Forfeited	(3,000)	3.85
Nonvested at January 2, 2015	331,000	3.37

Summary of Restricted Stock Activity

A summary of restricted stock activity under the 2008 Plan as of December 30, 2016 and changes during the fiscal years ended December 30, 2016 and January 1, 2016, is presented below.  The intrinsic value of the fully-vested restricted stock is $207,000 and $354,000, based on the Company’s average grant date price of $10.89 and $13.91 for fiscal years ended December 30, 2016 and January 1, 2016, respectively.

		Weighted-
		Average
	Restricted Stock	Grant Date Fair Value
Outstanding at January 1, 2016	38,000	$11.66
Awarded	82,000	10.89
Vested	(21,000)	9.89
Forfeited	—	—
Outstanding at December 30, 2016	99,000	$11.37

Outstanding at January 2, 2015	38,000	$5.74
Awarded	25,000	13.91
Vested	(25,000)	5.05
Forfeited	—	—
Outstanding at January 1, 2016	38,000	$11.66

Outstanding at December 27, 2013	25,000	$2.96
Awarded	25,000	7.13
Vested	(12,000)	2.96
Forfeited	—	—
Outstanding at January 2, 2015	38,000	$5.74

The total unrecognized compensation expense related to nonvested stock options was $3,101,000, $1,280,000 and $422,000 for the fiscal years ended December 30, 2016, January 1, 2016 and January 2, 2015, respectively. The total unrecognized compensation expense related to restricted stock grants was $874,000, $322,000 and $142,000 for the fiscal years ended December 30, 2016, January 1, 2016 and January 2, 2015, respectively.  That expense is expected to be recognized over a weighted-average period of 2.39 years. There were no options granted that were immediately vested during the fiscal years ended December 30, 2016, January 1, 2016 and January 2, 2015.

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years 2016, 2015 and 2014

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

The plan has semi‑annual periods beginning on each January 1 and ending on each June 30 and beginning on each July 1 and ending on each December 31. The first offering period commenced on February 10, 2007 and ended on June 30, 2007. Participants make contributions under the plan only by means of payroll deductions each payroll period. The accumulated contributions are applied to the purchase of shares. Shares are purchased under the plan on or as soon as practicable after, the last day of the offering period. The purchase price per share equals 85% of the fair market value of a share on the lesser price of the share on the first day or last day of the offering period.

The Company’s Amended and Restated 2006 Employee Stock Purchase Plan is a non‑compensatory plan. As a result, stock‑based compensation expense is not recognized in relation to this plan. As of December 30, 2016, there were 42,716 shares available for issuance under the plan.

10. DEBT OBLIGATIONS

Debt obligations, excluding obligations under capital leases (note 11), consist of the following:

	December 30,	January 1,
	2016	2016
Outstanding borrowings on delayed draw term loan	$1,500,000	$1,850,000
Notes payable for 360 Energy Engineers, LLC, bearing interest at 4%, payable in monthly principal and interest installments of $88,752 through November 2017.	1,031,000	2,033,000
Notes payable for Abacus, bearing interest at 4%, payable in monthly principal and interest installments of $54,281 through January 2017.	54,000	690,000
Notes payable for insurance, bearing interest at 2.773%, payable in monthly principal and interest installments of $55,868 through October 2016.	599,000	551,000
Notes payable for Genesys, bearing interest at .650%, payable in monthly principal and interest installments of $191,667 through March 2018.	2,862,000	—
	6,046,000	5,124,000
Less current portion	3,972,000	4,039,000
Debt obligations, less current portion	$2,074,000	$1,085,000

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years 2016, 2015 and 2014

The following table summarizes the combined principal installments for the Company’s debt obligations, excluding capital leases, over the next five years and beyond, as of December 30, 2016:

Fiscal Year:
2017	$3,972,000
2018	574,000
2019	—
2020	1,500,000
$6,046,000

To finance the acquisitions of Abacus and substantially all of the assets of 360 Energy, the Company borrowed $2.0 million under its delayed draw term loan facility pursuant to the BMO Credit Agreement described below. The term loan bears interest at the LIBOR rate plus an applicable margin ranging between 2.25% and 2.75%, set at the LIBOR rate plus 2.50% as of December 30, 2016, and matures on March 24, 2017. Interest on the term loan is payable quarterly, beginning April 13, 2015. Principal on the term loan was payable on the last day of each March, June, September and December in each year. All of the remaining outstanding principal amount is due on March 24, 2017. The term loan is governed by the terms of the BMO Credit Agreement.

On January 15, 2015, in connection with the completion of the acquisition of Abacus, WES issued promissory notes to Mark Kinzer (the “Kinzer Note”) and Steve Rubbert (the “Rubbert Note” and, together with the Kinzer Note, the “Abacus Notes”). The initial outstanding principal amounts of the Kinzer Note and the Rubbert Note were $0.6 million and $0.6 million, respectively. The Abacus Notes provide for a fixed interest rate of 4% per annum. The Abacus Notes are fully amortizing and payable in equal monthly installments between January 15, 2015 and their January 15, 2017 maturity date.  The Abacus Notes contain events of default provisions customary for documents of this nature. Mr. Kinzer and Mr. Rubbert have entered into a Subordination Agreement, dated as of January 15, 2015, in favor of BMO, pursuant to which any indebtedness under the Abacus Notes is subordinated to any indebtedness under the BMO Credit Agreement. From issuance through December 30, 2016, the Company had made payments of approximately $0.6 million on each of the Abacus Notes and as of December 30, 2016, the outstanding balance was $27,000 on each of the Abacus Notes.

On January 15, 2015, in connection with the completion of the acquisition of substantially all of the assets of 360 Energy, WES issued a promissory note to 360 Energy (the “360 Energy Note”). The initial outstanding principal amount of the 360 Energy Note was $3.0 million. The 360 Energy Note provides for a fixed interest rate of 4% per annum. The 360 Energy Note is fully amortizing and payable in equal monthly installments between January 15, 2015 and its December 31, 2017 maturity date. The 360 Energy Note contains events of default provisions customary for documents of this nature. 360 Energy has entered into a Subordination Agreement, dated as of January 15, 2015, in favor of BMO Harris, pursuant to which any indebtedness under the 360 Energy Note is subordinated to any indebtedness under the BMO Credit Agreement. From issuance through December 30, 2016, the Company had made payments of approximately $2.0 million on the 360 Energy Note and the outstanding balance was $1.0 million as of December 30, 2016.

BMO Credit Facility.  On March 24, 2014, the Company and its subsidiaries, as guarantors, entered into a credit agreement (as amended, the “BMO Credit Agreement”) with BMO Harris Bank N.A. (“BMO”), that provides for a revolving line of credit of up to $7.5 million, subject to a borrowing base calculation, and a delayed draw term loan facility of up to $3.0 million. The $7.5 million revolving credit facility includes a $5.0 million standby letter of credit sub-facility. As of December 30, 2016, there were no outstanding borrowings under the revolving line of credit, approximately $1.0 million in letters of credit were issued under the standby letter of credit sub-facility and approximately $1.5 million in loans were outstanding under the term loan facility. After considering the BMO Credit

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years 2016, 2015 and 2014

Agreement’s borrowing base calculation and debt covenants (each as described below), $6.5 million under the revolving line of credit and $1.5 million under the delayed draw term loan facility were available for borrowing. We refinanced this BMO Credit Agreement in January 2017 and entered into an Amended and Restated Credit Agreement with BMO. See Note 16 “—Subsequent Events.”

The term loan bears interest, at the Company’s option, at (a) the base rate plus an applicable margin ranging between 1.25% and 1.75%, or (b) the LIBOR rate plus an applicable margin ranging between 2.25% and 2.75%. Borrowings under the revolving line of credit bear interest, at the Company’s option, at (a) the base rate plus an applicable margin ranging between 0.75% and 1.25%, or (b) the LIBOR rate plus an applicable margin ranging between   1.75% and 2.25%. The applicable margin is determined based on the Company’s total leverage ratio. Interest on the term loan is payable quarterly, beginning April 13, 2015 and was 3.5% as of December 30, 2016. Principal on the term loan is payable on the last day of each March, June, September, and December in each year, with the amount of each such principal installment equal to: (i) $75,000 on the last day of March, June, September and December 2016, and (ii) all of the remaining outstanding principal amount on March 24, 2017. The term loan is governed by the terms of the BMO Credit Agreement.

All borrowings under the revolving line of credit are limited to a borrowing base equal to roughly 75% of the eligible accounts receivable plus 50% of the lower of cost or market value of the Company’s eligible inventory, each term as defined in the BMO Credit Agreement. Under the BMO Credit Agreement, as of December 30, 2016, no cash amounts are restricted. The revolving line of credit matures on March 24, 2017 and term loans can be requested at any time prior to February 22, 2017, which would mature March 24, 2017.

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

The BMO Credit Agreement contains customary representations and affirmative covenants, including financial covenants that require the Company to maintain (i) a maximum total leverage ratio, measured as total funded debt (measured as the sum of all obligations for borrowed money, including subordinated debt, plus all capital lease obligations) plus capital leases plus financial letters of credit divided by a trailing twelve month EBITDA (as defined in the BMO Credit Agreement) measured on a rolling basis of not more than 2.25 for the first four fiscal quarters after January 2015, and not more than 2.0 thereafter; (ii) a minimum fixed charge coverage ratio (measured as the sum of EBITDA plus rent expense less unfinanced capital expenditures divided by the sum of rent expense plus principal payments plus cash taxes plus cash interest plus restricted payments plus distributions) of not less than 1.25;  and  (iii) a minimum tangible net worth of at least the sum of (a) the Company’s tangible net worth as of December 31, 2015, plus (b)  50% of net income (only if positive) for each fiscal quarter ending after February 29, 2016, plus (c) the aggregate proceeds received by the Company from the issuance or sale of equity interests in the Company after February 29, 2016, minus (d) the aggregate dollar amount of stock repurchases after February 29, 2016, plus or minus, as applicable, (e)   80% of any adjustments to tangible net worth of the Company arising as a result of certain acquisitions identified to BMO.

The BMO Credit Agreement also includes customary negative covenants, including (i) restrictions on the incurrence of additional indebtedness by the Company or the Guarantors other than indebtedness existing on the date of the BMO Credit Agreement, (ii) restrictions on the total consideration for all permitted acquisitions (including potential future earn-out obligations) shall not exceed $1.5 million during the term of the agreement and the total consideration for any individual permitted acquisition shall not exceed $750,000 without BMO’s consent, and (iii) limitations on asset

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years 2016, 2015 and 2014

sales, mergers and acquisitions. In addition, the credit agreement includes customary events of default. Upon the occurrence of an event of default, the interest rate may be increased by 2.0%, BMO has the option to make any loans then outstanding under the BMO Credit Agreement immediately due and payable, and BMO is no longer obligated to extend further credit to us under the BMO Credit Agreement. As of December 30, 2016, the Company was in compliance with the financial covenants under the BMO Credit Agreement.

Insurance Premiums. The Company has also financed, from time to time, insurance premiums by entering into unsecured notes payable with insurance companies. During the Company’s annual insurance renewals in the fourth quarter of its fiscal year ended December 30, 2016, the Company elected to finance its insurance premiums for the upcoming fiscal year.  The unpaid balance of the financed premiums totaled $599,000 and $551,000 for fiscal years ended December 30, 2016 and January 1, 2016, respectively.

11. COMMITMENTS

Leases

The Company is obligated under capital leases for certain furniture and office equipment that expire at various dates through 2019.

The Company also leases certain office facilities under non‑cancelable operating leases that expire at various dates through 2023.

Future minimum rental payments under capital and non‑cancelable operating leases are summarized as follows:

	Capital	Operating
Fiscal year:
2017	$340,000	2,735,000
2018	189,000	2,146,000
2019	22,000	1,423,000
2020	—	720,000
2021	—	651,000
2022	—	579,000
2023	—	90,000
Total future minimum lease payments	551,000	$8,344,000
Amount representing interest (at rates ranging from 3.25% to 3.75%)	(7,000)
Present value of net minimum lease payments under capital leases	544,000
Less current portion	334,000
	$210,000

During the fiscal year ended January 2, 2015, the Company moved certain offices to new locations and closed certain virtual offices. As a result of the office closures and relocations, the Company recorded lease abandonment expense, net, of $9,000. This expense includes future rental obligations and other costs associated with the leased space net of the fair value of subleases.

Rent expense and related charges for common area maintenance for all facility operating leases for fiscal years 2016, 2015 and 2014 was approximately $3,215,000, $2,842,000 and $3,004,000, respectively.

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years 2016, 2015 and 2014

Employee Benefit Plans

The Company has a qualified profit sharing plan pursuant to Code Section 401(a) and qualified cash or deferred arrangement pursuant to Code Section 401(k) covering substantially all employees. Employees may elect to contribute up to 50% of their compensation limited to the amount allowed by tax laws. Company contributions are made solely at the discretion of the Company’s board of directors. The Company made matching contributions of approximately $900,000, $777,000 and $624,000 during fiscal years 2016, 2015 and 2014, respectively.

The Company has a discretionary bonus plan for regional managers, division managers and others as determined by the chief executive officer or Company president. Bonuses are awarded if certain financial goals are achieved. The financial goals are not stated in the plan; rather they are judgmentally determined each year. In addition, the board of directors may declare discretionary bonuses to key employees and all employees are eligible for additional “on the spot” awards for outstanding performance. The Company’s compensation committee of the board of directors determines the compensation of the president and chief executive officer. Bonus expense for fiscal years 2016, 2015 and 2014 totaled approximately $2,709,000, $1,268,000 and $1,500,000, respectively, of which approximately $2,090,000 and $922,000 is included in accrued liabilities at December 30, 2016 and January 1, 2016, respectively.

Post employment health benefits

In May 2006, the Company’s board of directors approved providing lifetime health insurance coverage for Win Westfall, the Company’s former chief executive officer and current director, and his spouse and for Linda Heil, the widow of the Company’s former chief executive officer, Dan Heil. These benefits relate to past services provided to the Company. Accordingly, there is no unamortized compensation cost for the benefits.

Included in accrued liabilities in the accompanying consolidated balance sheets related to this obligation is the present value of expected payments for health insurance coverage, $110,000 as of December 30, 2016 and $126,000 as of January 1, 2016.

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years 2016, 2015 and 2014

12. INCOME TAXES

The provision (benefit) for income taxes is comprised of:

	Fiscal Year
	2016	2015	2014
Current federal taxes	$1,441,000	$983,000	$274,000
Current state taxes	402,000	340,000	164,000
Deferred federal taxes (benefit)	900,000	1,295,000	(782,000)
Deferred state taxes (benefit)	325,000	464,000	(646,000)
	$3,068,000	$3,082,000	$(990,000)

The provision (benefit) for income taxes reconciles to the amounts computed by applying the statutory federal tax rate of 34% to the Company’s income before income taxes. The sources and tax effects of the differences for fiscal years 2016, 2015 and 2014 are as follows:

	2016	2015	2014
Computed “expected” federal income tax expense	$3,865,000	$2,496,000	$2,864,000
Permanent differences	86,000	90,000	139,000
Stock options and disqualifying dispositions	(232,000)	205,000	—
Energy efficient building deduction	(912,000)	(281,000)	—
Current and deferred state income tax expense, net of federal benefit	481,000	482,000	586,000
Change in valuation allowances on deferred tax assets	(1,000)	73,000	(4,576,000)
Other	(219,000)	17,000	(3,000)
	$3,068,000	$3,082,000	$(990,000)

Differences between the Company’s effective income tax rate and what would be expected if the federal statutory rate was applied to income before income tax from continuing operations are primarily due to permanent tax adjustments such as energy efficient building deduction, current and deferred state income tax expenses, and stock options and disqualifying dispositions.

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years 2016, 2015 and 2014

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets and liabilities are as follows:

	December 30,	January 1,
	2016	2016
Deferred tax assets:
Accounts receivable allowance	$316,000	$303,000
Other accrued liabilities	2,450,000	1,618,000
Federal and state net operating losses	109,000	156,000
Intangible assets	3,268,000	3,891,000
Other	671,000	224,000
	6,814,000	6,192,000
Valuation allowance	(72,000)	(73,000)
Net deferred tax assets	6,742,000	6,119,000
Deferred tax liabilities:
Deferred revenue	(7,637,000)	(5,510,000)
Fixed assets	(632,000)	(696,000)
Other	(315,000)	(244,000)
	(8,584,000)	(6,450,000)
Net deferred tax liability	$(1,842,000)	$(331,000)

At December 30, 2016, the Company had state operating loss carryovers of $2.0 million. The carryovers expire through 2035.

During each fiscal year, management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize existing deferred tax assets. For fiscal years 2016 and 2015, the Company ultimately determined that it was more-likely-than-not that the entire California net operating loss will not be utilized prior to expiration.  Significant pieces of objective evidence evaluated included the Company’s history of utilization of California net operating losses in prior years for each of the Company’s subsidiaries, as well as the Company’s forecasted amount of net operating loss utilization for certain members of the combined group.  As a result, we recorded a valuation allowance in the amount of $72,000 and $73,000 at the end of fiscal year 2016 and 2015, respectively, related to California net operating losses. As of the end of fiscal year 2014, based on management’s evaluation of the Company’s ability to utilize the existing deferred tax assets, the Company reversed a $4.6 million valuation allowance previously accrued on its deferred tax assets.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes to simplify the presentation of deferred income taxes. The amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The Company has adopted ASU 2015-17 on January 1, 2016 and retrospectively applied ASU 2015-17 to all periods presented.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which amends the current stock compensation guidance. The amendments simplify the accounting for the taxes related to stock based compensation, including adjustments to how excess tax benefits and a company's payments for tax withholdings should be classified. The standard is effective for fiscal periods beginning after December 15, 2016, with early adoption permitted. The Company has elected to early adopt ASU 2016-09 on a prospective basis, which resulted in a decrease to tax expense of approximately $194,000 for the fiscal year ended December 30, 2016.

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years 2016, 2015 and 2014

Management believes that there are no material uncertain tax positions that would impact the accompanying consolidated financial statements. The Company's policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense. As of December 30, 2016, January 1, 2016 and January 2, 2015, there were no unrecognized tax benefits. The Company may be subject to examination by the Internal Revenue Service for calendar years 2013 through 2016. The Company may also be subject to examination on certain state and local jurisdictions for the years 2012 through 2016.  The Company is currently under examination by the state of New York for the years 2012 through 2014.  The Company is unable to determine the outcome at this time.

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

The accounting policies applied to determine the segment information are the same as those described in the summary of significant accounting policies. There were no intersegment sales in any of the three fiscal years ended December 30, 2016. Management evaluates the performance of each segment based upon income or loss from operations before income taxes. Certain segment asset information including expenditures for long‑lived assets has not been presented as it is not reported to or reviewed by the chief operating decision maker. In addition, enterprise‑wide service line contract revenue is not included as it is impracticable to report this information for each group of similar services.

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years 2016, 2015 and 2014

Financial information with respect to the reportable segments and reconciliation to the amounts reported in the Company’s consolidated financial statements follows:

	Energy		Public	Homeland
	Efficiency	Engineering	Finance	Security	Unallocated		Consolidated
	Services	Services	Services	Services	Corporate	Intersegment	Total

Fiscal Year 2016
Contract revenue	$141,888,000	$52,292,000	$12,386,000	$2,375,000	$—	$—	$208,941,000
Depreciation and amortization	2,511,000	466,000	187,000	40,000	—	—	3,204,000
Interest (expense) income	(163,000)	(12,000)	(3,000)	(1,000)	—	—	(179,000)
Segment profit (loss) before income tax expense	5,895,000	6,319,000	520,000	48,000	(1,415,000)	—	11,367,000
Income tax (benefit) expense	1,591,000	1,706,000	140,000	13,000	(382,000)	—	3,068,000
Net income (loss)	4,304,000	4,614,000	379,000	35,000	(1,033,000)	—	8,299,000
Segment assets(1)	63,140,000	12,962,000	6,549,000	589,000	48,237,000	(23,130,000)	108,347,000
Fiscal Year 2015
Contract revenue	$74,123,000	$45,997,000	$11,857,000	$3,126,000	$—	$—	$135,103,000
Depreciation and amortization	1,525,000	359,000	159,000	29,000	—	—	2,072,000
Interest (expense) income	(194,000)	(10,000)	(2,000)	(1,000)	—	—	(207,000)
Segment profit (loss) before income tax expense	2,499,000	4,666,000	1,148,000	418,000	(1,390,000)	—	7,341,000
Income tax (benefit) expense	1,049,000	1,959,000	482,000	176,000	(584,000)	—	3,082,000
Net income (loss)	1,450,000	2,707,000	666,000	242,000	(806,000)	—	4,259,000
Segment assets(1)	34,686,000	13,641,000	5,377,000	894,000	40,877,000	(23,130,000)	72,345,000
Fiscal Year 2014
Contract revenue	$52,941,000	$40,783,000	$10,630,000	$3,726,000	$—	$—	$108,080,000
Depreciation and amortization	212,000	191,000	39,000	18,000	—		459,000
Interest (expense) income	(33,000)	17,000	2,000	(2,000)	—		(16,000)
Segment profit before income tax expense	4,814,000	4,008,000	661,000	443,000	(1,500,000)	—	8,426,000
Income tax expense (benefit)	(599,000)	(454,000)	(64,000)	(49,000)	176,000	—	(990,000)
Net income	5,413,000	4,462,000	725,000	492,000	(1,676,000)	—	9,416,000
Segment assets(1)	11,769,000	11,166,000	3,944,000	708,000	44,873,000	(23,130,000)	49,330,000

(1)	Segment assets are presented net of intercompany receivables.

The following sets forth the assets that are included in Unallocated Corporate as of December 30, 2016, January 1, 2016 and January 2, 2015.

	2016	2015
Assets:
Cash and cash equivalents	$22,660,000	$14,385,000
Accounts Receivable, net	(590,000)	—
Prepaid expenses	1,017,000	758,000
Intercompany receivables	112,837,000	82,845,000
Goodwill	(3,000)	—
Other receivables	55,000	49,000
Equipment and leasehold improvements, net	1,869,000	2,231,000
Investments in subsidiaries	23,130,000	23,130,000
Other	99,000	53,000
	$161,074,000	$123,451,000

14. CONTINGENCIES

Claims and Lawsuits

The Company is subject to claims and lawsuits from time to time, including those alleging professional errors or omissions that arise in the ordinary course of business against firms, like the Company, that operate in the engineering

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years 2016, 2015 and 2014

and consulting professions. The Company carries professional liability insurance, subject to certain deductibles and policy limits, for such claims as they arise and may from time to time establish reserves for litigation that is considered probable of a loss.

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

City of Glendale v. Willdan Financial Services, Superior Court of California, Los Angeles County

A complaint was filed against the Company on July 16, 2014 relating to a project performed by Willdan Financial Services to prepare a Cost of Services Analysis (a “COSA”) for the Department of Water and Power of the City of Glendale, California (the “City of Glendale”).  The purpose of the COSA was to assist the City of Glendale in setting water rates for property owners.  The lawsuit alleges that the City of Glendale suffered damages due to mistakes in the COSA, as follows: the City of Glendale received less revenue than anticipated in an amount exceeding $9,000,000; the City of Glendale was required to retain another consultant to prepare a new COSA at the cost of $130,000; and the City of Glendale incurred costs associated with noticing and conducting public hearings at a cost of $83,052.  The City of Glendale is seeking monetary damages. The Company denies the allegations asserted in the lawsuit and will vigorously defend against the claims.  Additionally, this matter is covered under the Company’s professional liability insurance policy.

15. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The tables below reflect selected quarterly information for the fiscal years ended December 30, 2016 and January 1, 2016.

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years 2016, 2015 and 2014

	Fiscal Three Months Ended
	April 1,	July 1,	September 30,	December 30,
	2016	2016	2016	2016
	(in thousands except per share amounts)
Contract revenue	$33,915	$58,941	$58,660	$57,425
Income from operations	1,838	3,964	3,053	2,689
Income tax expense	711	731	548	1,078
Net income	1,078	3,190	2,462	1,569
Earnings per share:
Basic	$0.13	$0.39	$0.30	$0.19
Diluted	$0.13	$0.37	$0.28	$0.18
Weighted-average shares outstanding:
Basic	7,996	8,207	8,308	8,334
Diluted	8,244	8,530	8,720	8,959

	Fiscal Three Months Ended
	April 3,	July 3,	October 2,	January 1,
	2015	2015	2015	2016
	(in thousands except per share amounts)
Contract revenue	$33,297	$36,773	$33,511	$31,522
Income from operations	2,629	2,804	1,641	456
Income tax expense (benefit)	1,138	1,108	626	210
Net income	1,495	1,602	782	380
Earnings per share:
Basic	$0.19	$0.20	$0.10	$0.05
Diluted	$0.18	$0.20	$0.10	$0.05
Weighted-average shares outstanding:
Basic	7,765	7,824	7,862	7,888
Diluted	8,103	8,136	8,102	8,132

16.  SUBSEQUENT EVENTS

Refinancing of Credit Facility.  On January 20, 2017, Willdan Group, Inc. and each of its subsidiaries, as guarantors (the “Guarantors”), entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with BMO Harris Bank N.A. (“BMO”), as lender. The Credit Agreement amends and extends the Company’s prior credit agreement with BMO, which was set to mature on March 24, 2017.    The Credit Agreement provides for a $35.0 million revolving line of credit, including a $10.0 million standby letter of credit sub-facility, and matures on January 20, 2020.  Subject to satisfying certain conditions described in the Credit Agreement, the Company may request that BMO increase the aggregate amount under the revolving line of credit by up to $25.0 million, for a total facility size of $60.0 million; however, BMO is not obligated to do so.  Unlike the prior credit agreement with BMO, the revolving line of credit is no longer subject to a borrowing base limitation and the Credit Agreement no longer includes a delayed draw term loan facility.

Borrowings under the Credit Agreement bear interest at a rate equal to either, at the Company’s option, (i) the highest of the prime rate, the Federal Funds Rate plus 0.5% or one-month London Interbank Offered Rate (“LIBOR”) plus 1% (the “Base Rate”) or (ii) LIBOR, in each case plus an applicable margin ranging from 0.25% to 1.00% with respect to Base Rate borrowings and 1.25% to 2.00% with respect to LIBOR borrowings. The applicable margin will be based upon the consolidated leverage ratio of the Company. The Company will also be required to pay a commitment fee for the unused portion of the revolving line of credit, which will range from 0.20% to 0.35% per annum, and fees on any

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years 2016, 2015 and 2014

letters of credit drawn under the facility, which will range from 0.94% to 1.50%, in each case, depending on the Company’s consolidated leverage ratio.

Borrowings under the revolving line of credit are guaranteed by all of the Company’s direct and indirect subsidiaries and secured by substantially all of the Company’s and the Guarantors’ assets.

The Credit Agreement contains customary representations and affirmative covenants, including certain notice and financial reporting requirements. The Credit Agreement also requires compliance with financial covenants that require the Company to maintain a maximum total leverage ratio and a minimum fixed charge coverage ratio.

The Credit Agreement includes customary negative covenants, including (i) restrictions on the incurrence of additional indebtedness by the Company or the Guarantors and the incurrence of additional liens on property, (ii) restrictions on permitted acquisitions, including that the total consideration payable for all permitted acquisitions (including potential future earn-out obligations) shall not exceed $20.0 million during the term of the Credit Agreement and the total consideration for any individual permitted acquisition shall not exceed $10.0 million without BMO’s consent, and (iii) limitations on asset sales, mergers and acquisitions.  Further, the Credit Agreement limits the payment of future dividends and distributions and share repurchases by the Company; however, the Company is permitted to repurchase up to $8.0 million of shares of common stock under certain conditions, including that, at the time of any such repurchase, (a) the Company is able to meet the financial covenant requirements under the Credit Agreement after giving effect to the share repurchase, (b) the Company has at least $5.0 million of liquidity (unrestricted cash or undrawn availability under the revolving line of credit), and (c) no default exists or would arise under the Credit Agreement after giving effect to such repurchase. In addition, the Credit Agreement includes customary events of default. Upon the occurrence of an event of default, the interest rate will be increased by 2.0%, BMO has the option to make any loans then outstanding under the Credit Agreement immediately due and payable, and BMO is no longer obligated to extend further credit to the Company under the Credit Agreement.