Form 10-Q
period 2017-03-31
Willdan Group, Inc.
filed 2017-05-05
CIK 1370450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of May 4, 2017, there were 8,608,561 shares of common stock, $0.01 par value per share, of Willdan Group, Inc. issued and outstanding.

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

These statements involve certain known and unknown risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements.  Such risks and uncertainties include, among others, those listed in this report.  The forward-looking statements in this report, as well as subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, are hereby expressly qualified in their entirety by the cautionary statements in this report, including the risk factors in our Annual Report on Form 10-K for the year ended December 30, 2016.  We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 30,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$19,440,000	$22,668,000
Accounts receivable, net of allowance for doubtful accounts of $793,000 and $785,000 at March 31, 2017 and December 30, 2016, respectively	31,240,000	30,285,000
Costs and estimated earnings in excess of billings on uncompleted contracts	29,179,000	18,988,000
Other receivables	228,000	699,000
Prepaid expenses and other current assets	3,160,000	2,601,000
Total current assets	83,247,000	75,241,000
Equipment and leasehold improvements, net	4,755,000	4,511,000
Goodwill	21,947,000	21,947,000
Other intangible assets, net	5,393,000	5,941,000
Other assets	682,000	707,000
Total assets	$116,024,000	$108,347,000
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$19,870,000	$17,395,000
Accrued liabilities	22,426,000	19,049,000
Contingent consideration payable	1,375,000	1,925,000
Billings in excess of costs and estimated earnings on uncompleted contracts	8,121,000	8,377,000
Notes payable	3,275,000	3,972,000
Capital lease obligations	293,000	334,000
Total current liabilities	55,360,000	51,052,000
Contingent consideration payable	1,745,000	2,537,000
Notes payable	1,500,000	2,074,000
Capital lease obligations, less current portion	162,000	210,000
Deferred lease obligations	708,000	714,000
Deferred income taxes, net	1,870,000	1,842,000
Total liabilities	61,345,000	58,429,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized; 8,559,000 and 8,348,000 shares issued and outstanding at March 31, 2017 and December 30, 2016, respectively	86,000	83,000
Additional paid-in capital	44,493,000	42,376,000
Retained earnings	10,100,000	7,459,000
Total stockholders’ equity	54,679,000	49,918,000
Total liabilities and stockholders’ equity	$116,024,000	$108,347,000

See accompanying notes to the unaudited condensed consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,	April 1,
	2017	2016

Contract revenue	$68,351,000	$33,915,000

Direct costs of contract revenue (exclusive of depreciation and amortization shown separately below):
Salaries and wages	10,801,000	8,534,000
Subcontractor services and other direct costs	39,895,000	11,733,000
Total direct costs of contract revenue	50,696,000	20,267,000

General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	9,315,000	6,761,000
Facilities and facility related	1,124,000	1,110,000
Stock-based compensation	476,000	207,000
Depreciation and amortization	909,000	610,000
Other	3,867,000	3,122,000
Total general and administrative expenses	15,691,000	11,810,000
Income from operations	1,964,000	1,838,000

Other income (expense):
Interest expense	(33,000)	(50,000)
Other, net	37,000	1,000
Total other income (expense), net	4,000	(49,000)
Income before income taxes	1,968,000	1,789,000

Income tax (benefit) expense	(673,000)	711,000
Net income	$2,641,000	$1,078,000

Earnings per share:
Basic	$0.32	$0.13
Diluted	$0.30	$0.13

Weighted-average shares outstanding:
Basic	8,281,000	7,996,000
Diluted	8,854,000	8,244,000

See accompanying notes to the unaudited condensed consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional
	Common Stock		Paid-in
	Shares	Amount	Capital	Retained Earnings	Total
Balance at December 30, 2016	8,348,000	$83,000	$42,376,000	$7,459,000	$49,918,000
Shares of common stock issued in connection with employee stock purchase plan	38,000	1,000	343,000	—	344,000
Shares of common stock issued in connection with incentive stock plan	173,000	2,000	1,298,000	—	1,300,000
Stock-based compensation expense	—	—	476,000	—	476,000
Net income	—	—	—	2,641,000	2,641,000
Balance at March 31, 2017	8,559,000	$86,000	$44,493,000	$10,100,000	$54,679,000

See accompanying notes to the unaudited condensed consolidated financial statements

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,	April 1,
	2017	2016
Cash flows from operating activities:
Net income	$2,641,000	$1,078,000
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	919,000	610,000
Deferred income taxes, net	28,000	269,000
Provision for doubtful accounts	8,000	31,000
Stock-based compensation	476,000	207,000
Accretion and fair value adjustments of contingent consideration	167,000	(28,000)
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts receivable	(963,000)	(2,259,000)
Costs and estimated earnings in excess of billings on uncompleted contracts	(10,191,000)	(2,231,000)
Other receivables	471,000	(20,000)
Prepaid expenses and other current assets	(559,000)	(236,000)
Other assets	25,000	10,000
Accounts payable	2,475,000	(636,000)
Accrued liabilities	3,377,000	(864,000)
Billings in excess of costs and estimated earnings on uncompleted contracts	(256,000)	2,410,000
Deferred lease obligations	(6,000)	32,000
Net cash used in operating activities	(1,388,000)	(1,627,000)
Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(583,000)	(257,000)
Cash paid for acquisitions, net of cash acquired	—	(8,857,000)
Net cash used in investing activities	(583,000)	(9,114,000)
Cash flows from financing activities:
Payments on contingent consideration	(1,508,000)	—
Payments on notes payable	(1,272,000)	(939,000)
Principal payments on capital lease obligations	(121,000)	(128,000)
Proceeds from stock option exercise	1,300,000	47,000
Proceeds from sales of common stock under employee stock purchase plan	344,000	113,000
Net cash used in financing activities	(1,257,000)	(907,000)
Net decrease in cash and cash equivalents	(3,228,000)	(11,648,000)
Cash and cash equivalents at beginning of period	22,668,000	16,487,000
Cash and cash equivalents at end of period	$19,440,000	$4,839,000
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$33,000	$49,000
Income taxes	249,000	686,000
Supplemental disclosures of noncash investing and financing activities:
Issuance of notes payable related to business acquisitions	$—	4,569,000
Issuance of common stock related to business acquisitions	—	2,230,000
Equipment acquired under capital leases	32,000	884,000

See accompanying notes to the unaudited condensed consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017
(Unaudited)

1.BASIS OF PRESENTATION, ORGANIZATION AND OPERATIONS OF THE COMPANY

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments, which consist of only normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the consolidated results for the interim periods presented.  The Company operates and reports its quarterly financial results based on the 13-week period ending on the Friday closest to March 31, June 30 and September 30 and the 13 or 14-week period ending on the Friday closest to December 31, as applicable, with consideration of business days.  Results for the interim periods are not necessarily indicative of results for the full year. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  The condensed consolidated financial statements should be read in conjunction with Willdan Group, Inc.’s 2016 Annual Report on Form 10-K filed on March 10, 2017.

Nature of Business

Willdan Group, Inc. and subsidiaries (the “Company”) is a provider of professional technical and consulting services, including comprehensive energy efficiency services, for utilities, private industry, and public agencies at all levels of government, primarily in California and New York.  The Company also has operations in Arizona, Colorado, Florida, Illinois, Kansas, New Jersey, Ohio, Oregon, Texas, Utah, Washington and Washington, D.C.  The Company enables its clients to provide a wide range of specialized services without having to incur and maintain the overhead necessary to develop staffing in-house.  The Company provides a broad range of complementary services including energy efficiency, engineering and planning, economic and financial consulting, and national preparedness and interoperability. The Company’s clients primarily consist of public and governmental agencies, including cities, counties, public utilities, redevelopment agencies, water districts, school districts and universities, state agencies, federal agencies, a variety of other special districts and agencies, private utilities and industry and tribal governments.

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

As of March 30, 2017, the Company had one variable interest entity (“VIE”). The Company manages the VIE and has the power to direct the activities that most significantly impact the joint venture’s performance, in addition to being obligated to absorb expected losses or receive benefits from the joint venture. Accordingly, the Company is the primary beneficiary of this VIE and consolidates the entity.

The Company accounts for variable interest entities in accordance with ASC 810, Consolidation (“ASC 810”). Under ASC 810, a VIE is created when: (a) the equity investment at risk in the entity is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by other parties, including the equity holders; (b) the entity’s equity holders as a group either (i) lack the direct or indirect ability to make decisions about the entity, (ii) are not obligated to absorb expected losses of the entity or (iii) do not have the right to receive expected residual returns of the entity; or (c) the entity’s equity holders have voting rights that are not proportionate to their economic interests, and the activities of the entity involve or are conducted on behalf of the equity holder with disproportionately few voting rights. If an entity is deemed to be a VIE pursuant to ASC 810, the enterprise that has both (i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (ii) the obligation to absorb the expected losses of the entity or right to receive benefits from the entity that could be potentially significant to the VIE is considered the primary beneficiary and must consolidate the VIE. In accordance with ASC 810, the Company performs ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE.

Segment Information

Willdan Group, Inc. is a holding company with six wholly owned subsidiaries. The Company presents segment information externally consistent with the manner in which the Company’s chief operating decision maker reviews information to assess performance and allocate resources. Willdan Group, Inc. performs administrative functions on behalf of its subsidiaries, such as treasury, legal, accounting, information systems, human resources and certain business development activities, and earns revenue that is only incidental to the activities of the enterprise. As a result, Willdan Group, Inc. does not meet the definition of an operating segment. Three of the six Willdan Group, Inc. subsidiaries are aggregated into one reportable segment as they have similar economic characteristics including the nature of services, the methods used to provide services and the type of customers. The remaining three subsidiaries each comprise separate reporting segments.

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

Revenue on fixed price contracts is recognized on the percentage-of-completion method based generally on the ratio of direct costs (primarily exclusive of depreciation and amortization costs) incurred to date to estimated total direct costs at completion. Many of the Company’s fixed price contracts involve a high degree of subcontracted fixed price effort and are relatively short in duration, thereby lowering the risks of not properly estimating the percent complete. Revenue on time-and-materials and unit-based contracts is recognized as the work is performed in accordance with the specific rates and terms of the contract. The Company recognizes revenues for time-and-material contracts based upon the actual hours incurred during a reporting period at contractually agreed upon rates per hour and also includes in revenue all reimbursable costs incurred during a reporting period for which the Company has risk or on which the fee was based at the time of bid or negotiation. Certain of the Company’s time-and-material contracts are subject to maximum contract values and, accordingly, revenue under these contracts is generally recognized under the percentage-of-completion method, consistent with fixed priced contracts. Revenue on contracts that are not subject to maximum contract values is recognized based on the actual number of hours the Company spends on the projects plus any actual out-of-pocket costs of materials and other direct incidental expenditures that the Company incurs on the projects. In addition, revenue from overhead percentage recoveries and earned fees are included in revenue. Revenue is recognized as the related costs are incurred. For unit-based contracts, the Company recognizes the contract price of units of a basic production product as revenue when the production product is delivered during a period. Revenue for amounts that have been billed but not earned is deferred and such deferred revenue is referred to as billings in excess of costs and estimated earnings on uncompleted contracts in the accompanying condensed consolidated balance sheets.

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

Retainage is included in accounts receivable in the accompanying consolidated financial statements. Retainage represents the billed amount that is retained by the customer, in accordance with the terms of the contract, generally until performance is substantially complete.  At March 31, 2017 and December 30, 2016, the Company had retained accounts receivable of approximately $6.2 million and $5.2 million, respectively.

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

Liquidity

The Company had $19.4 million of cash and cash equivalents as of March 31, 2017. The Company’s primary source of liquidity is cash generated from operations. The Company also has a revolving line of credit with BMO Harris Bank, N.A. (“BMO”), which matures on January 20, 2020 (see Note 7).  The Company believes that its cash and cash equivalents on hand, cash generated by operating activities and funds available under its line of credit (if needed and if available) will be sufficient to finance its operating activities for at least the next 12 months.

Recent Accounting Pronouncements

Statement of Cash Flows

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Clarification of Certain Cash Receipts and Cash Payments, which eliminates the diversity in practice related to the classification of certain cash receipts and payments in the statement of cash flows, by adding or clarifying guidance on eight specific cash flow issues. ASU 2016-15 is effective for annual and interim reporting periods beginning after December 15, 2017 and early adoption is permitted. ASU 2016-15 provides for retrospective application for all periods presented. The Company does not believe the guidance will have a material impact on its consolidated financial statements.

Revenue Recognition

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which clarifies existing accounting literature relating to how and when revenue is recognized by an entity. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. In doing so, an entity will need to exercise a greater degree of judgment and make more estimates than under the current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each separate performance obligation. ASU 2014-09 also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. In August 2015, the FASB issued Update 2015-14, which defers the implementation of ASU 2014-09 for one year from the initial effective date.  ASU 2014-09 is effective for public companies for interim and annual reporting periods beginning after December 15, 2017, and is to be applied either retrospectively or using the cumulative effect transition method, with early adoption not permitted.  In December 2016, the FASB issued ASU 2016-20, Revenue from Contracts with Customers (Topic 606), which further clarifies the current revenue recognition guidance.  This update is intended to increase stakeholders’ awareness of the proposals and to expedite improvements to ASU 2014-09. The Company is continuing to evaluate the impact that the new standard will have on the contract portfolio. The Company’s approach will include a detailed review of contracts and comparing historical accounting policies and practices to the new standard. Because the standard may impact the Company’s business processes, systems and controls, the Company will also develop a comprehensive change management plan to guide the implementation if, and as needed. The Company will adopt the requirements of the new standard effective December 30, 2017 and the Company has not yet selected a transition method.  The Company is currently evaluating the impact the adoption of ASU 2016-20 will have on the Company’s consolidated financial statements and related disclosures.  The Company will adopt the requirements of the new standard effective December 30, 2017, and the Company has not yet selected a transition method.

Stock Compensation

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which amends the current stock compensation guidance. The amendments simplify the accounting for the taxes related to stock based compensation, including adjustments to how excess tax benefits and a company's payments for tax withholdings should be classified. The standard is effective for fiscal periods beginning after December 15, 2016, with early adoption permitted. The Company elected to early adopt ASU 2016-09 on a prospective basis in 2016.

Business Combinations

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805), which specifies the definition of a business that affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation.  The Company does not believe the guidance will have a material impact on its consolidated financial statements.

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The FASB issued this update to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The updated guidance is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company is evaluating the impact of the adoption of this update on its consolidated financial statements and related disclosures.

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

Pursuant to the terms of the Agreement, WES or WESGEN, as applicable, paid the Genesys Shareholders an aggregate purchase price (the “Purchase Price”) of approximately $15.1 million, including post-closing working capital and tax adjustments. The Purchase Price consisted of (i) $6.0 million in cash, paid at closing, and $2.9 million paid in cash after closing for working capital and tax adjustments, (ii) 255,808 shares of common stock, par value $0.01 per share, of Willdan Group, Inc. (the “Common Stock”), with a fair value on the date of closing of $2.2 million, (iii) $4.6 million in cash, payable in twenty-four (24) equal monthly installments beginning on March 26, 2016 (the “Installment Payments”), and (iv) offset by a $0.6 million receivable paid to WES for working capital adjustments.  Until the third anniversary of the Closing Date (the “Closing Date”), the Genesys Shareholders are prohibited from transferring or disposing of any Common Stock received in connection with the Acquisition.

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

During the three months ended March 31, 2017, the acquisition of substantially all of the assets of Genesys contributed $22.0 million in revenue and $0.8 million of income from operations.  There were no acquisition costs recorded during the three months ended March 31, 2017.

3.GOODWILL AND OTHER INTANGIBLE ASSETS

As of March 31, 2017, the Company had $21.9 million of goodwill, which primarily relates to the Energy Efficiency Services reporting segment and the acquisition of substantially all of the assets of Genesys and 360 Energy Engineers, LLC (“360 Energy”) and the acquisition of Abacus Resource Management Company (“Abacus”) and also relates to the Public Finance Services reporting segment and the acquisition of Economists.com LLC. There were no changes in the carrying value of goodwill by reporting unit for the three months ended March 31, 2017 as the following table indicates:

	December 30,			March 31,
	2016	Additions	Adjustments	2017
Reporting Unit:
Energy Efficiency Services	$21,198,000	$—	$—	$21,198,000
Financial Services	749,000	—	—	749,000
	$21,947,000	$—	$—	$21,947,000

The gross amounts and accumulated amortization of the Company’s acquired identifiable intangible assets with finite useful lives as of March 31, 2017 included in other intangible assets, net in the accompanying condensed consolidated balance sheets, were as follows:

	March 31, 2017		December 30, 2016
	Gross	Accumulated	Gross	Accumulated	Amortization
	Amount	Amortization	Amount	Amortization	Period (yrs)
Backlog	$1,398,000	$726,000	$1,398,000	$639,000			5.0
Tradename	2,739,000	1,370,000	2,739,000	1,142,000	2.5	-	3.5
Non-compete agreements	1,331,000	533,000	1,331,000	463,000			4.0
Customer relationships	3,260,000	706,000	3,260,000	543,000			5.0
	$8,728,000	$3,335,000	$8,728,000	$2,787,000

The Company’s amortization expense for acquired identifiable intangible assets with finite useful lives was $0.5 million for the fiscal three months ended March 31, 2017 as compared to $0.3 million for the fiscal three months ended April 1, 2016.  Estimated amortization expense for acquired identifiable intangible assets for the remainder of fiscal 2017 is $1.6 million and the succeeding years are as follows:

Fiscal year:
2018	$1,951,000
2019	1,087,000
2020	674,000
2021	109,000
$3,821,000

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

The following table sets forth the number of weighted-average shares used to compute basic and diluted EPS:

	Three months ended
	March 31,	April 1,
	2017	2016
Net income	$2,641,000	$1,078,000
Weighted-average common shares outstanding	8,281,000	7,996,000
Effect of dilutive stock options and restricted stock awards	573,000	248,000
Weighted-average common stock outstanding-diluted	8,854,000	8,244,000
Earnings per share:
Basic	$0.32	$0.13
Diluted	$0.30	$0.13

For the three months ended March 31, 2017, 10,000 options were excluded from the calculation of dilutive potential common shares, as compared to 516,000 options for the three months ended April 1, 2016.  These options were not included in the computation of dilutive potential common shares because the assumed proceeds per share exceeded the average market price per share for the 2017 and 2016 periods. Accordingly, the inclusion of these options would have been anti-dilutive.

5.EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consist of the following:

	March 31,	December 30,
	2017	2016
Furniture and fixtures	$2,705,000	$2,353,000
Computer hardware and software	7,815,000	7,686,000
Leasehold improvements	1,116,000	1,094,000
Equipment under capital leases	972,000	1,076,000
Automobiles, trucks, and field equipment	1,526,000	1,446,000
	14,134,000	13,655,000
Accumulated depreciation and amortization	(9,379,000)	(9,144,000)
Equipment and leasehold improvements, net	$4,755,000	$4,511,000

6.ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	March 31,	December 30,
	2017	2016
Accrued bonuses	$1,014,000	$2,090,000
Accrued interest	2,000	1,000
Paid leave bank	2,291,000	2,129,000
Compensation and payroll taxes	1,243,000	2,006,000
Accrued legal	154,000	177,000
Accrued workers’ compensation insurance	185,000	81,000
Accrued rent	174,000	166,000
Employee withholdings	1,132,000	1,337,000
Client deposits	155,000	139,000
Unvouchered accounts payable	14,761,000	8,100,000
Other	1,315,000	2,823,000
Total accrued liabilities	$22,426,000	$19,049,000

7.DEBT

Total debt obligations consist of the following:

	March 31,	December 30,
	2017	2016
Outstanding borrowings on revolving credit facility	$1,500,000	$—
Outstanding borrowings on delayed draw term loan	—	1,500,000
Notes payable for 360 Energy, bearing interest at 4%, payable in monthly principal and interest installments of $88,752 through December 2017.	773,000	1,031,000
Notes payable for Abacus, bearing interest at 4%, payable in monthly principal and interest installments of $54,281 through January 2017.	—	54,000
Notes payable for insurance, bearing interest at 2.98%, payable in monthly principal and interest installments of $67,620 through October 2017.	400,000	599,000
Deferred purchase price for the acquisition of substantially all of the assets of Genesys, bearing interest at 0.650%, payable in monthly principal and interest installments of $191,667 through March 2018.	2,102,000	2,862,000
Total debt obligations	4,775,000	6,046,000
Less current portion	3,275,000	3,972,000
Debt obligations, less current portion	$1,500,000	$2,074,000

BMO Credit Facility.  On January 20, 2017, Willdan Group, Inc. and each of its subsidiaries, as guarantors (the “Guarantors”), entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with BMO as lender. The Credit Agreement amends and extends the Company’s prior credit agreement with BMO (the “Prior Credit Agreement”), which was set to mature on March 24, 2017.  The Credit Agreement provides for a $35.0 million revolving line of credit, including a $10.0 million standby letter of credit sub-facility, and matures on January 20, 2020.  Subject to satisfying certain conditions described in the Credit Agreement, the Company may request that BMO increase the aggregate amount under the revolving line of credit by up to $25.0 million, for a total facility size of $60.0 million; however, BMO is not obligated to do so.  Unlike the Prior Credit Agreement, the revolving line of credit is no longer subject to a borrowing base limitation and the Credit Agreement no longer includes a delayed draw term loan facility.

Borrowings under the Credit Agreement bear interest at a rate equal to either, at the Company’s option, (i) the highest of the prime rate, the Federal Funds Rate plus 0.5% or one-month LIBOR plus 1% (the “Base Rate”) or (ii) LIBOR, in each case plus an applicable margin ranging from 0.25% to 1.00% with respect to Base Rate borrowings and 1.25% to 2.00% with respect to LIBOR borrowings. The applicable margin will be based upon the consolidated leverage ratio of the Company. The Company will also be required to pay a commitment fee for the unused portion of the revolving line of credit, which will range from 0.20% to 0.35% per annum, and fees on any letters of credit drawn under the facility, which will range from 0.94% to 1.50%, in each case, depending on the Company’s consolidated leverage ratio.

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

To finance the acquisitions of Abacus and substantially all of the assets of 360 Energy on January 15, 2015, the Company borrowed $2.0 million under its delayed draw term loan facility pursuant to the Company’s Prior Credit Agreement. On January 20, 2017, the remaining $1.5 million of borrowings outstanding under the delayed draw term loan facility was converted into $1.5 million of borrowings under the revolving credit facility pursuant to the Credit Agreement.

As of March 31, 2017, the Company was in compliance with the financial covenants under the Credit Agreement.

Notes Payable. On January 15, 2015, in connection with the completion of the acquisition of Abacus, WES issued promissory notes to Mark Kinzer (the “Kinzer Note”) and Steve Rubbert (the “Rubbert Note” and, together with the Kinzer Note, the “Abacus Notes”). The initial outstanding principal amounts of the Kinzer Note and the Rubbert Note were $0.6 million and $0.6 million, respectively. The Abacus Notes provide for a fixed interest rate of 4% per annum. The Abacus Notes were fully amortizing and payable in equal monthly installments between January 15, 2015 and their January 15, 2017 maturity date. The Abacus Notes contain events of default provisions customary for documents of this nature. Mr. Kinzer and Mr. Rubbert have entered into a Subordination Agreement, dated as of January 15, 2015, in favor of BMO, pursuant to which any indebtedness under the Abacus Notes is subordinated to any indebtedness under the Credit Agreement. From issuance through March 31, 2017, the Company had made principal payments of approximately $0.6 million on each of the Abacus Notes and, as of March 31, 2017, there were no outstanding balances for either of the Abacus Notes.

On January 15, 2015, in connection with the completion of the acquisition of substantially all of the assets of 360 Energy, WES issued a promissory note to 360 Energy (the “360 Energy Note”). The initial outstanding principal amount of the 360 Energy Note was $3.0 million. The 360 Energy Note provides for a fixed interest rate of 4% per annum. The 360 Energy Note is fully amortizing and payable in equal monthly installments between January 31, 2015 and its December 31, 2017 maturity date. The 360 Energy Note contains events of default provisions customary for documents of this nature. 360 Energy has entered into a Subordination Agreement, dated as of January 15, 2015, in favor of BMO, pursuant to which any indebtedness under the 360 Energy Note is subordinated to any indebtedness under the Credit Agreement. From issuance through March 31, 2017, the Company had made principal payments of approximately $2.2 million on the 360 Energy Note and, as of March 31, 2017, the outstanding balance was $0.8 million.

Deferred Purchase Price.  The Asset Purchase and Merger Agreement for the acquisition of substantially all of the assets of Genesys dated March 4, 2016, included deferred payments to Messrs. Braun and Mineo in the amount of $2.3 million (“Deferred Payments”), each.  The Deferred Payments are to be paid in twenty-four (24) equal monthly installments in the amount of $95,834, inclusive of interest at the rate of 0.65% per annum.  Payments commenced April 4, 2016 and conclude March 4, 2018.  From issuance through March 31, 2017, the Company made payments of $1.2 million inclusive of interest and, as of March 31, 2017, the outstanding balances on the Deferred Payments to each of Messrs. Braun and Mineo was approximately $1.1 million.

Insurance Premiums.  The Company has also financed, from time to time, insurance premiums by entering into unsecured notes payable with insurance companies. During the Company’s annual insurance renewals in the fourth quarter of its fiscal year ended December 30, 2016, the Company elected to finance its insurance premiums for the upcoming fiscal year.  The unpaid balance of the financed premiums totaled $400,000 and $599,000 for the three months ended March 31, 2017 and December 30, 2016, respectively.

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

Post-Employment Health Benefits

In May 2006, the Company’s board of directors approved providing lifetime health insurance coverage for Win Westfall, the Company’s former chief executive officer and current member of the board of directors, and his spouse and for Linda Heil, the widow of the Company’s former chief executive officer, Dan Heil. These benefits relate to past services provided to the Company. Accordingly, there is no unamortized compensation cost for the benefits.

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

During each fiscal year, management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. For fiscal year 2016, the Company ultimately determined that it was more-likely-than-not that the entire California net operating loss will not be utilized prior to expiration.  Significant pieces of objective evidence evaluated included the Company’s history of utilization of California net operating losses in prior years for each of its subsidiaries, as well as the Company’s forecasted amount of net operating loss utilization for certain members of the combined group.  As a result, the Company recorded a valuation allowance in the amount of $72,000 at the end of fiscal year 2016 related to California net operating losses.  There was no change to the valuation allowance as of March 31, 2017.

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

The Company recognizes the tax benefit from uncertain tax positions if it is more likely than not that the tax positions will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefit is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.  As of March 31, 2017, the Company recorded a liability of $0.3 million for uncertain tax positions related to miscellaneous tax deductions taken in open tax years.   Included in this amount are $0.1 million of tax benefits that, if recognized, would affect the effective tax rate.  No interest and penalties have been recorded related to unrecognized tax benefits as of March 31, 2017.

Based on management’s estimates and determination of an effective tax rate for the year, the Company recorded an income tax benefit of $0.7 million for the three months ended March 31, 2017, as compared to an income tax expense of $0.7 million for the three months ended April 1, 2016.  During the three months ended March 31, 2017, the difference between the tax benefit recorded and the expense that would be recorded by applying the federal statutory rate is primarily attributable to tax deductions related to stock option exercises which were significant in the three months ended March 31, 2017.  In accordance with ASU 2016-09 (see Note 1 “—Basis of Presentation, Organization and Operations of the Company”), the income tax benefit related to stock option exercises has been included as a reduction of 55.5% to the Company’s effective tax rate for the quarter ended March 31, 2017.  The effective tax rate also varies from the federal statutory rate due to the impact of state income tax expense, an adjustment to the estimate of the deferred tax asset related to stock options from fiscal year 2016, and certain expenses that are non-deductible for tax purposes, including meals and entertainment, compensation expense related to incentive stock options, and employee gifts.

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

The accounting policies applied to determine the segment information are the same as those described in the summary of significant accounting policies included in the Company’s 2016 Annual Report on Form 10-K filed on March 10, 2017. There were no intersegment sales in the three month periods ended March 31, 2017 and April 1, 2016. Management evaluates the performance of each segment based upon income or loss from operations before income taxes. Certain segment asset information including expenditures for long-lived assets has not been presented as it is not reported to or reviewed by the chief operating decision maker. In addition, enterprise-wide service line contract revenue is not included as it is impracticable to report this information for each group of similar services.

Financial information with respect to the reportable segments as of and for the fiscal three months ended March 31, 2017 and as of and for the fiscal three months ended April 1, 2016 is as follows:

	Energy		Public	Homeland
	Efficiency	Engineering	Finance	Security	Unallocated		Consolidated
	Services	Services	Services	Services	Corporate	Intersegment	Total
Fiscal Three Months Ended March 31, 2017
Contract revenue	$50,114,000	$14,376,000	$3,238,000	$623,000	$—	$—	$68,351,000
Segment profit (loss) before income tax expense	283,000	1,991,000	186,000	(26,000)	(466,000)	—	1,968,000
Net income (loss)	379,000	2,673,000	249,000	(35,000)	(625,000)	—	2,641,000
Segment assets(1)	74,185,000	13,059,000	5,834,000	796,000	45,280,000	(23,130,000)	116,024,000
Fiscal Three Months Ended April 1, 2016
Contract revenue	$18,979,000	$11,262,000	$2,989,000	$685,000	$—	$—	$33,915,000
Segment profit (loss) before income tax expense	890,000	1,067,000	50,000	25,000	(243,000)	—	1,789,000
Net income (loss)	536,000	643,000	30,000	15,000	(146,000)	—	1,078,000
Segment assets(1)	66,886,000	13,983,000	5,964,000	1,369,000	28,310,000	(23,130,000)	93,382,000

(1)	Segment assets represent segment assets, net of intercompany receivables.

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

City of Glendale v. Willdan Financial Services, Superior Court of California, Los Angeles County

A complaint was filed against the Company on July 16, 2014 relating to a project performed by Willdan Financial Services to prepare a Cost of Services Analysis (a “COSA”) for the Department of Water and Power of the City of Glendale, California (the “City of Glendale”).  The purpose of the COSA was to assist the City of Glendale in setting water rates for property owners. The lawsuit alleged that the City of Glendale suffered damages due to mistakes in the COSA, as follows: the City of Glendale received less revenue than anticipated in an amount exceeding $9,000,000; the City of Glendale was required to retain another consultant to prepare a new COSA at the cost of $130,000; and the City of Glendale incurred costs associated with noticing and conducting public hearings at a cost of $83,052. The City of Glendale sought monetary damages. The Company denied the allegations asserted in the lawsuit.  The City of Glendale and the Company have settled this suit within insurance policy limits. The City of Glendale agreed to voluntarily dismiss the suit with prejudice and agreed to release any and all claims that it may have against the Company, whether known or unknown, pertaining to the subject matter of the suit.  The settlement does not impose any restrictions on the Company.

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

We operate our business through a nationwide network of offices in Arizona, California, Colorado, Florida, Illinois, Kansas, New Jersey, New York, Ohio, Oregon, Texas, Utah, Washington and Washington, DC. As of March 31, 2017, we had 831 employees which includes licensed engineers and other professionals.

We seek to establish close working relationships with our clients and expand the breadth and depth of the services we provide to them over time.  Our business with public and private utilities is concentrated primarily in California and New York, but we also have business with utilities in Illinois, New Jersey, Ohio, Texas, Utah and Washington. We currently serve 19 major utility customers across the country.  Our business with public agencies is concentrated in Arizona, California and New York. We provide services to many of the cities and counties in California. We also serve special districts, school districts, a range of public agencies and private industry.

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

We consist of a family of wholly-owned companies that operate within the following segments for financial reporting purposes:

Energy Efficiency Services.   Our Energy Efficiency Services segment consists of the business of our subsidiary, Willdan Energy Solutions, which offers energy efficiency and sustainability consulting services to utilities, public agencies and private industry and is offered to clients under a variety of business names, including Willdan Energy Solutions, Abacus Resource Management, 360 Energy Engineers and Genesys Engineering. This segment is currently our largest segment based on contract revenue, representing approximately 73.3% and 56.0% of our consolidated contract revenue for the three months ended March 31, 2017 and April 1, 2016, respectively.

Engineering Services.    Our Engineering Services segment includes the operations of our subsidiaries, Willdan Engineering, Willdan Infrastructure and Public Agency Resources (“PARs”). Willdan Engineering provides civil engineering‑related and city planning services, geotechnical and other engineering consulting services to our clients.  Willdan Infrastructure, which was launched in fiscal year 2013, provides engineering services to larger rail, port, water, mining and other civil engineering projects.  PARs primarily provides staffing to Willdan Engineering. Contract revenue for the Engineering Services segment represented approximately 21.0% and 33.2% of our consolidated contract revenue for the three months ended March 31, 2017 and April 1, 2016, respectively.

Public Finance Services.    Our Public Finance Services segment consists of the business of our subsidiary, Willdan Financial Services, which offers economic and financial consulting services to public agencies. Contract revenue for the Public Finance Services segment represented approximately 4.7% and 8.8% of our consolidated contract revenue for the three months ended March 31, 2017 and April 1, 2016, respectively.

Homeland Security Services.    Our Homeland Security Services segment consists of the business of our subsidiary, Willdan Homeland Solutions, which offers national preparedness and interoperability services and communications and technology solutions. Contract revenue for our Homeland Security Services segment represented approximately 0.9% and 2.0% of our consolidated contract revenue for the three months ended March 31, 2017 and April 1, 2016, respectively.

Components of Revenue and Expense

Contract Revenue

We generally provide our services under contracts, purchase orders or retainer letters. The agreements we enter into with our clients typically incorporate one of four principal types of pricing provisions: time and materials, unit based, fixed price and service-related contracts. Revenue on our time and materials and unit based contracts are recognized as the work is performed in accordance with specific terms of the contract. Approximately half of our contracts are unit based or based on contractual rates per hour plus costs incurred. Some of these contracts include maximum contract prices, but contract maximums are often adjusted to reflect the level of effort to achieve client objectives and thus the majority of these contracts are not expected to exceed the maximum. Contract revenue on our fixed price contracts is determined on the percentage of completion method based generally on the ratio of direct costs incurred to date to estimated total direct costs at completion. Many of our fixed price contracts involve a high degree of subcontracted fixed price effort and are relatively short in duration, thereby lowering the risks of not properly estimating the percent complete.  Our service-related contracts, including operations and maintenance services and a variety of technical assistance services, are accounted for over the period of performance, in proportion to the cost of performance.

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

Our contracts come up for renewal periodically and at the time of renewal may be subject to renegotiation, which could impact the profitability on that contract. In addition, during the term of a contract, public agencies may request additional or revised services which may impact the economics of the transaction. Most of our contracts permit our clients, with prior notice, to terminate the contracts at any time without cause. While we have a large volume of contracts, the renewal, termination or modification of a contract, in particular contracts with Consolidated Edison of New York, Inc. and the Dormitory Authority-State of New York, may have a material effect on our consolidated operations.

Some of our contracts include certain performance guarantees, such as a guaranteed energy saving quantity. Such guarantees are generally measured upon completion of a project. In the event that the measured performance level is less than the guaranteed level, any resulting financial penalty, including any additional work that may be required to fulfill the guarantee, is estimated and charged to direct expenses in the current period.  We have not experienced any significant costs under such guarantees.

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

Critical Accounting Policies

This discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the U.S., or GAAP. To prepare these financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses in the reporting period. Our actual results may differ from these estimates. We have provided a summary of our significant accounting policies in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 30, 2016. We describe below those accounting policies that require material subjective or complex judgments and that have the most significant impact on our financial condition and results of operations. Our management evaluates these estimates on an ongoing basis, based upon information currently available and on various assumptions management believes are reasonable as of the date of this report.

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

Accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts based upon our review of all outstanding amounts on a quarterly basis. Management determines allowances for doubtful accounts through specific identification of amounts considered to be uncollectible and potential write-offs, plus a non-specific allowance for other amounts for which some potential loss has been determined to be probable based on current and past experience. Our credit risk is minimal with governmental entities and large public utilities, but disputes may arise related to these receivable amounts. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received. For further information on the types of contracts under which we perform our services, see “Business - Contract Structure” in our Annual Report on Form 10-K for the year ended December 30, 2016.

Goodwill

We test our goodwill at least annually for possible impairment. We complete our annual testing of goodwill as of the last day of the first month of our fourth fiscal quarter each year to determine whether there is impairment. In addition to our annual test, we regularly evaluate whether events and circumstances have occurred that may indicate a potential impairment of goodwill. We did not recognize any goodwill impairment charges during the three months ended

March 31, 2017 and April 1, 2016. We had goodwill of approximately $21.9 million as of March 31, 2017 as the result of our various acquisitions in 2015 and 2016.

We test our goodwill for impairment at the level of our reporting units, which are components of our operating segments. In September 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This accounting guidance allows companies to perform a qualitative assessment on goodwill impairment to determine whether a quantitative assessment is necessary. The process of testing goodwill for impairment, pursuant to ASU 2011-08, now involves an optional qualitative assessment on goodwill impairment of our reporting units to determine whether a quantitative assessment is necessary. If a quantitative assessment is warranted, we then determine the fair value of the applicable reporting units. To estimate the fair value of our reporting units, we use both an income approach based on management’s estimates of future cash flows and other market data and a market approach based upon multiples of EBITDA earned by similar public companies.

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

On March 4, 2016, we and our wholly-owned subsidiary, WES, acquired substantially all of the assets and certain specified liabilities of Genesys Engineering P.C. (“Genesys”), a New York based energy engineering company.  For further discussion of our acquisitions, see Note 2 “—Business Combinations” of notes to our condensed consolidated financial statements included elsewhere in this report.

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

During each fiscal year, management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. For fiscal year 2016, we ultimately determined that it was more-likely-than-not that the entire California net operating loss will not be utilized prior to expiration.  Significant pieces of objective evidence evaluated included our history of utilization of California net operating losses in prior years for each of our subsidiaries, as well as our forecasted amount of net operating loss utilization for certain members of the combined group.  As a result, we recorded a valuation allowance in the amount of $72,000 at the end of fiscal year 2016 related to California net operating losses.  There was no change to the valuation allowance as of March 31, 2017.

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

	Fiscal Three Months Ended
	March 31,	April 1,
	2017	2016
Statement of Operations Data:
Contract revenue	100.0%	100.0%
Direct costs of contract revenue (exclusive of depreciation and amortization shown separately below):
Salaries and wages	15.8	25.2
Subcontractor services and other direct costs	58.4	34.6
Total direct costs of contract revenue	74.2	59.8
General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	13.6	19.9
Facilities and facility related	1.6	3.3
Stock-based compensation	0.7	0.6
Depreciation and amortization	1.3	1.8
Other	5.7	9.2
Total general and administrative expenses	23.0	34.8
Income from operations	2.9	5.4
Other income (expense):
Interest expense	—	(0.1)
Other, net	0.1	—
Total other income (expense), net	0.1	(0.1)
Income before income taxes	2.9	5.3
Income tax (benefit) expense	(1.0)	2.1
Net income	3.9%	3.2%

Three Months Ended March 31, 2017 Compared to Three Months Ended April 1, 2016

Contract revenue    Our contract revenue was $68.4 million for the three months ended March 31, 2017, with $50.1 million attributable to the Energy Efficiency Services segment, $14.4 million attributable to the Engineering Services segment, $3.2 million attributable to the Public Finance Services segment, and $0.6 million attributable to the Homeland Security Services segment. Consolidated contract revenue increased $34.4 million, or 101.5%, to $68.4 million for the three months ended March 31, 2017 as compared to $33.9 million for the three months ended April 1, 2016. Included in the increase in consolidated contract revenue and contract revenue in our Energy Efficiency Services segment was incremental contract revenue of $18.1 million attributable to our acquisition of substantially all of the assets of Genesys that we completed on March 4, 2016.  Excluding the incremental contract revenue from such acquisition, our consolidated contract revenue increased by $16.3 million primarily due to the ramp up of new contracts for energy efficiency services in California, Kansas, New York and Utah.

Contract revenue in our Energy Efficiency Services segment increased $31.1 million, or 164.0%, to $50.1 million for the three months ended March 31, 2017 as compared to $19.0 million for the three months ended April 1, 2016.  Excluding incremental revenue from our acquisition of substantially all of the assets of Genesys, revenue in our Energy Efficiency Services segment increased as a result of increased revenue generated from the ramp up of new contracts for energy efficiency services in California, Kansas, New York and Utah.  Contract revenue for the Engineering Services segment increased $3.1 million, or 27.7%, to $14.4 million, for the three months ended March 31, 2017 as compared to $11.3 million for the three months ended April 1, 2016. Contract revenue for the Engineering Services segment increased primarily due to greater demand for our city engineering services in California, our building and safety services, and our construction management services. Contract revenue for the Public Finance Services segment increased $0.2 million, or 8.3%, to $ 3.2 million for the three months ended March 31, 2017 as compared to $3.0 million for the three months ended April 1, 2016.  Contract revenue for the Homeland Security Services segment decreased by $0.1 million, or 9.1% for the three months ended March 31, 2017 to $0.6 million as compared to $0.7 million for the three months ended April 1, 2016. Revenue in the Homeland Security Services segment decreased due to slightly lower levels of activity in the traditional planning, training and exercise consulting services business.

Direct costs of contract revenue.    Direct costs of contract revenue were $50.7 million for the three months ended March 31, 2017, with $40.6 million attributable to the Energy Efficiency Services segment, $8.3 million attributable to the Engineering Services segment, $1.4 million attributable to the Public Finance Services segment, and $0.4 million attributable to the Homeland Security Services segment. Included in direct costs of contract revenue for the three months ended March 31, 2017 was direct costs of revenue of $19.5 million attributable to our acquisition of substantially all of the assets of Genesys. Overall, direct costs increased by $30.4 million, or 150.1%, to $50.7 million for the three months ended March 31, 2017 from $20.3 million for the three months ended April 1, 2016.  This increase is primarily attributable to increases in direct costs within our Energy Efficiency Services of $28.3 million, or 230.2%, which includes $16.1 million contributed by Genesys. Excluding the acquisition of substantially all of the assets of Genesys for the Energy Efficiency Services segment, direct costs for Energy Efficiency Services increased by $12.2 million, primarily due to higher use of subcontractor services and increases in salaries and wages. Direct costs for the Engineering Services increased $2.1 million, or 34.2%. Direct costs of contract revenue in our Public Finance Services and Homeland Security Services segments remained flat.

Direct costs increased as a result of increases in salaries and wages of $2.3 million and an increase in subcontractor services and other direct costs of $28.2 million. Within direct costs of contract revenue, salaries and wages decreased to 15.8% of contract revenue for the three months ended March 31, 2017 from 25.2% for the three months ended April 1, 2016 and subcontractor services and other direct costs increased to 58.4% of contract revenue for the three months ended March 31, 2017 from 34.6% of contract revenue for the three months ended April 1, 2016. Subcontractor services increased primarily because of increased demand for the energy efficiency, sustainability and renewable energy services of our subsidiary Willdan Energy Solutions, which generally utilizes a higher percentage of subcontractors than our other segments.

General and administrative expenses.    General and administrative expenses increased by $3.9 million, or 32.9%, to $15.7 million for the three months ended March 31, 2017 from $11.8 million for the three months ended April 1, 2016. This was due primarily to increases of $3.5 million, $0.1 million and $0.1 million, in general and administrative expenses of the Energy Efficiency Services, Engineering Services and Public Finance Services segments.  Homeland Security Services segment general and administrative expenses remained relatively flat.  Unallocated corporate expenses increased by $0.2 million.  General and administrative expenses as a percentage of contract revenue decreased to 23.0% for the three months ended March 31, 2017 as compared to 34.8% for the three months ended April 1, 2016.

Of the $3.9 million increase in general and administrative expenses, approximately $2.6 million relates to increases in salaries and wages, payroll taxes and employee benefits. The increase in employee related costs primarily resulted from increased headcount within our Energy Efficiency and Engineering Services segments.  As noted under “Components of Revenue and Expenses—Direct Costs of Contract Revenue,” we include salaries and wages not spent directly generating revenue under existing contracts in general and administrative expenses.  Other general and administrative expenses increased by $0.7 million. Depreciation and amortization expenses increased by $0.3 million. Facilities and facility related expenses remained relatively flat. Stock-based compensation expenses increased by $0.3 million.

Income from operations.     As a result of the above factors, our operating income was $2.0 million for the three months ended March 31, 2017 as compared to operating income of $1.8 million for the three months ended April 1, 2016.  Income from operations as a percentage of contract revenue was 2.9% for the three months ended March 31, 2017, as compared to 5.4% in the prior year period.  The decrease in operating margin was primarily due to new projects and programs that required additional resources and resulted in higher subcontractor costs, increased labor costs, and added focus on business development.

Total other income (expense), net.    Total other income, net was $4,000 for the three months ended March 31, 2017, as compared to total other expense, net of $49,000 for the three months ended April 1, 2016. This decrease in expense is primarily the result of lower interest expense during the quarter ended March 31, 2017.

Income tax (benefit) expense.    Income tax benefit was $0.7 million for the three months ended March 31, 2017, as compared to an income tax expense of $0.7 million for the three months ended April 1, 2016.  The decrease of $1.4 million, or 194.7% is primarily due to tax deductions related to stock option exercises. During the three months ended March 31, 2017, the difference between the tax benefit recorded and the expense that would be recorded by applying the federal statutory rate is primarily attributable to tax deductions related to stock option exercises which were significant in the three months ended March 31, 2017.  In accordance with ASU 2016-09 (see Note 1 “—Basis of Presentation, Organization and Operations of the Company”), the income tax benefit related to stock option exercises has been included as a reduction of 55.5% to our effective tax rate for the quarter ended March 31, 2017.  The effective tax rate also varies from the federal statutory rate due to the impact of state income tax expense, an adjustment to the estimate of the deferred tax asset related to stock options from fiscal year 2016, and certain expenses that are non-deductible for tax purposes, including meals and entertainment, compensation expense related to incentive stock options, and employee gifts.

Net income.     As a result of the above factors, our net income was $2.6 million for the three months ended March 31, 2017, as compared to net income of $1.1 million for the three months ended April 1, 2016.

Liquidity and Capital Resources

As of March 31, 2017, we had $19.4 million of cash and cash equivalents.  Our cash decreased by $3.2 million since December 30, 2016 primarily due to cash used in operations of $1.4 million and payments of $2.8 million for contingent consideration and on notes payable related to our acquisitions, offset by $1.3 million proceeds from stock option exercises.  Our primary source of liquidity is cash generated from operations.  We also have a revolving line of credit with BMO Harris Bank N.A. (“BMO”), which matures on January 20, 2020 and provides for a revolving line of credit of up to $35.0 million, including a $10.0 million standby letter of credit sub-facility.  Subject to satisfying certain conditions described in the Credit Agreement, we may request that BMO increase the aggregate amount under the revolving line of credit by up to $25.0 million, for a total facility size of $60.0 million; however, BMO is not obligated to do so. We believe that our cash and cash equivalents on hand, cash generated by operating activities and available borrowings under our revolving line of credit will be sufficient to finance our operating activities for at least the next 12 months.

Cash flows from operating activities

Cash flows used in operating activities were $1.4 million for the three months ended March 31, 2017, as compared to cash flows used in operating activities of $1.6 million for the three months ended April 1, 2016.  The cash flows used in operating activities in the three months ended March 31, 2017 resulted primarily from increases in accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts as a result of milestone billing arrangements contained in certain contracts that do not allow us to bill until various stages of our work are complete, partially offset by net income, as adjusted for non-cash activity such as depreciation and amortization and deferred taxes and increases in accrued liabilities and accounts payable.  The cash flows used in operating activities for the three months ended April 1, 2016 resulted primarily from increases in accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts and decreases in accounts payable and accrued liabilities, partially offset by net income, as adjusted for non-cash activity such as depreciation and amortization and deferred taxes, and an increase in billings in excess of costs and estimated earnings on uncompleted contracts

Cash flows from investing activities

Cash flows used in investing activities were $0.6 million for the three months ended March 31, 2017 as compared to cash flows used in investing activities of $9.1 million for the three months ended April 1, 2016. The cash flows used in investing activities in the three months ended March 31, 2017 were primarily due to purchase of equipment and leasehold equipment. We used cash for investing activities during the three months ended April 1, 2016 primarily for the acquisition of substantially all of the assets of Genesys.

Cash flows from financing activities

Cash flows used in financing activities were $1.3 million for the three months ended March 31, 2017 as compared to cash flows used in financing activities of $0.9 million for the three months ended April 1, 2016.  The cash flows used in financing activities for the three months ended March 31, 2017 were primarily attributable to payments of $2.8 million for contingent consideration and on notes payable related to our acquisitions, offset by $1.3 million in proceeds from stock option exercises.  The cash flows used in financing activities for the three months ended April 1, 2016 were primarily attributable to the payments on notes payable related to our acquisitions.

Outstanding indebtedness

BMO Credit Facility.  On January 20, 2017, we and each of our subsidiaries, as guarantors (the “Guarantors”), entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with BMO, as lender. The Credit Agreement amends and extends our prior credit agreement with BMO (the “Prior Credit Agreement”), which was set to mature on March 24, 2017.  The Credit Agreement provides for a $35.0 million revolving line of credit, including a $10.0 million standby letter of credit sub-facility, and matures on January 20, 2020.  Subject to satisfying certain conditions described in the Credit Agreement, we may request that BMO increase the aggregate amount under the revolving line of credit by up to $25.0 million, for a total facility size of $60.0 million; however, BMO is not obligated to do so.  Unlike the Prior Credit Agreement, the revolving line of credit is no longer subject to a borrowing base limitation and the Credit Agreement no longer includes a delayed draw term loan facility.

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

As of March 31, 2017, we were in compliance with all covenants under the Credit Agreement.

Insurance Premiums. We have also financed, from time to time, insurance premiums by entering into unsecured notes payable with insurance companies. During our annual insurance renewals in the fourth quarter of our fiscal year ended December 30, 2016, we elected to finance our insurance premiums for the upcoming fiscal year.  The unpaid balance of the financed premiums totaled $400,000 and $599,000 for the three months ended March 31, 2017 and December 30, 2016, respectively.

Contractual obligations

We had no material changes in commitments for long-term debt obligations, operating lease obligations or capital lease obligations as of March 31, 2017, as compared to those disclosed in our table of contractual obligations included in our Annual Report on Form 10-K for the year ended December 30, 2016.

As noted in our Annual Report on Form 10-K for the year ended December 30, 2016, and as further discussed in Note 2 “–Business Combinations” we are obligated to pay earn-out payments in connection with our acquisition of Abacus and substantially all of the assets of 360 Energy in January 2015.  As of March 31, 2017, we are obligated to pay (i) up to $2.9 million in cash, payable in installments, if certain financial targets of our divisions made up of the assets acquired from, and former employees of, 360 Energy are met during fiscal years 2017 and 2018, and (ii) up to $0.2 million in cash, payable in installments, if certain financial targets of our division made up of the assets acquired from, and former employees of, Economists.com, LLC are met during fiscal years 2016 and 2017. As of March 31, 2017, we had contingent consideration payable of $3.1 million related to these acquisitions, which includes $167,000 of accretion (net of fair value adjustments) related to the contingent consideration.

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

Recent Accounting Pronouncements

Statement of Cash Flows

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Clarification of Certain Cash Receipts and Cash Payments, which eliminates the diversity in practice related to the classification of certain cash receipts and payments in the statement of cash flows, by adding or clarifying guidance on eight specific cash flow issues. ASU 2016-15 is effective for annual and interim reporting periods beginning after December 15, 2017 and early adoption is permitted. ASU 2016-15 provides for retrospective application for all periods presented. We do not believe the guidance will have a material impact on our consolidated financial statements.

Revenue Recognition

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which clarifies existing accounting literature relating to how and when revenue is recognized by an entity. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. In doing so, an entity will need to exercise a greater degree of judgment and make more estimates than under the current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each separate performance obligation. ASU 2014-09 also supersedes some cost guidance included in Subtopic 605-35,

Revenue Recognition-Construction-Type and Production-Type Contracts. In August 2015, the FASB issued Update 2015-14, which defers the implementation of ASU 2014-09 for one year from the initial effective date.  ASU 2014-09 is effective for public companies for interim and annual reporting periods beginning after December 15, 2017, and is to be applied either retrospectively or using the cumulative effect transition method, with early adoption not permitted.  In December 2016, the FASB issued ASU 2016-20, Revenue from Contracts with Customers (Topic 606), which further clarifies the current revenue recognition guidance.  This update is intended to increase stakeholders’ awareness of the proposals and to expedite improvements to ASU 2014-09. We are continuing to evaluate the impact that the new standard will have on the contract portfolio. Our approach will include a detailed review of contracts and comparing historical accounting policies and practices to the new standard. Because the standard may impact our business processes, systems and controls, we will also develop a comprehensive change management plan to guide the implementation if, and as needed. We will adopt the requirements of the new standard effective December 30, 2017 and we have not yet selected a transition method.  We are currently evaluating the impact the adoption of ASU 2016-20 will have on our consolidated financial statements and related disclosures.  We will adopt the requirements of the new standard effective December 30, 2017, and we have not yet selected a transition method.

Stock Compensation

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which amends the current stock compensation guidance. The amendments simplify the accounting for the taxes related to stock based compensation, including adjustments to how excess tax benefits and a company's payments for tax withholdings should be classified. The standard is effective for fiscal periods beginning after December 15, 2016, with early adoption permitted.  We elected to early adopt ASU 2016-09 on a prospective basis in 2016.

Business Combinations

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805), which specifies the definition of a business that affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation.  We do not believe the guidance will have a material impact on our consolidated financial statements.

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The FASB issued this update to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The updated guidance is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of the update is permitted. We are evaluating the impact of the adoption of this update on our consolidated financial statements and related disclosures.

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

We had cash and cash equivalents of $19.4 million as of March 31, 2017. This amount represents cash on hand in business checking accounts with BMO.

We do not engage in trading activities and do not participate in foreign currency transactions or utilize derivative financial instruments.

We are subject to interest rate risk in connection with borrowings under our revolving line of credit which bears interest at variable rates. At March 31, 2017, we had $1.5 million of borrowings outstanding under our $35.0 million revolving credit facility and $2.6 million in letters of credit were issued with $30.9 million available for borrowing after considering the credit agreement’s debt covenants.  Borrowings under the Credit Agreement bear interest at a rate equal to either, at our option, (i) the highest of the prime rate, the Federal Funds Rate plus 0.5% or one-month LIBOR plus 1% (the “Base Rate”) or (ii) LIBOR, in each case plus an applicable margin ranging from 0.25% to 1.00% with respect to Base Rate borrowings and 1.25% to 2.00% with respect to LIBOR borrowings, and mature on January 20, 2020. The applicable margin will be based upon our consolidated leverage ratio. We will also be required to pay a commitment fee for the unused portion of the revolving line of credit, which will range from 0.20% to 0.35% per annum, and fees on any letters of credit drawn under the facility, which will range from 0.94% to 1.50%, in each case, depending on our consolidated leverage ratio.  Our borrowings under the revolving line of credit bear interest at the LIBOR rate plus an applicable margin ranging between 1.25% and 2.00%, currently set at the LIBOR rate plus 1.25%, or 2.4% as of March 31, 2017 and matures on January 20, 2020. We do not have any interest rate hedges or swaps.  Based upon the amount of outstanding indebtedness, a one percentage point change in the assumed interest rate would change our annual interest expense by approximately $15,000 in 2017.

Item 4.  Controls and Procedures

We maintain disclosure controls and procedures defined in Rule 13a-15(e) under the Exchange Act, as controls and other procedures that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, Thomas Brisbin, and our Chief Financial Officer, Stacy McLaughlin, as appropriate to allow timely decisions regarding required disclosure.

In connection with the preparation of this Quarterly Report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2017. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, as of March 31, 2017. No change in our internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

City of Glendale v. Willdan Financial Services, Superior Court of California, Los Angeles County

A complaint was filed against us on July 16, 2014 relating to a project performed by Willdan Financial Services to prepare a Cost of Services Analysis (a “COSA”) for the Department of Water and Power of the City of Glendale, California (the “City of Glendale”). The purpose of the COSA was to assist the City of Glendale in setting water rates for property owners. The lawsuit alleged that the City of Glendale suffered damages due to mistakes in the COSA, as follows: the City of Glendale received less revenue than anticipated in an amount exceeding $9,000,000; the City of Glendale was required to retain another consultant to prepare a new COSA at the cost of $130,000; and the City of Glendale incurred costs associated with noticing and conducting public hearings at a cost of $83,052. The City of Glendale sought monetary damages. We denied the allegations asserted in the lawsuit. The City of Glendale and we have settled this suit within insurance policy limits. The City of Glendale agreed to voluntarily dismiss the suit with prejudice and agreed to release any and all claims that it may have against us, whether known or unknown, pertaining to the subject matter of the suit.  The settlement does not impose any restrictions on us.

Item 1A.  Risk Factors

There are no material changes to the risk factors set forth in “Item 1A. Risk Factors,” of our Annual Report on Form 10-K for the year ended December 30, 2016.

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

10.1		Amended and Restated Credit Agreement, dated as of January 20, 2017, by and among Willdan Group, Inc., the Guarantors (as defined therein) and BMO Harris Bank N.A. (3)
10.2		Master Reaffirmation of and Amendment to Collateral Documents, dated as of January 20, 2017, by and among Willdan Group, Inc. and the other Debtors (as defined therein) and BMO Harris Bank N.A. (3)
31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002*
31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002*
32.1	*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of March 31, 2017 and April 1, 2016; (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2017 and April 1, 2016; (iii) the Condensed Consolidated Statements of Stockholders Equity for the three months ended March 31, 2017; (iv) the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2017 and April 1, 2016 and (iv) the Notes to the Condensed Consolidated Financial Statements.

*	Filed herewith.

(1)	Incorporated by reference to Willdan Group, Inc.’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on August 9, 2006, as amended (File No. 333-136444).

(2)	Incorporated by reference to Willdan Group, Inc.’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 13, 2009.

(3)	Incorporated by reference to Willdan Group, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 24, 2017.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLDAN GROUP, INC.

By:	/s/ Stacy B. McLaughlin
Stacy B. McLaughlin
Vice President and Chief Financial Officer
Date: May 5, 2017