Form 10-Q
period 2017-06-30
Willdan Group, Inc.
filed 2017-08-04
CIK 1370450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 3, 2017, there were 8,663,671 shares of common stock, $0.01 par value per share, of Willdan Group, Inc. issued and outstanding.

WILLDAN GROUP, INC.

FORM 10-Q QUARTERLY REPORT

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

In addition to current and historical information, this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our future operations, prospects, potential products, services, developments and business strategies. These statements can, in some cases, be identified by the use of words like “may,” “will,” “should,” “could,” “would,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” or “continue” or the negative of such terms or other comparable terminology. This report includes, among others, forward-looking statements regarding our:

•	Ability to achieve energy savings goals on our contracts;

•	Expectations about future customers;

•	Expectations regarding the industries and geographies that we primarily serve, including the impact of economic conditions in those industries and geographies;

•	Ability to successfully integrate our recent acquisitions, including our recent acquisition of Integral Analytics, Inc.;

•	Expectations about our service offerings;

•	Expectations about our ability to cross-sell additional services to existing clients;

•	Expectations about our intended geographical expansion;

•	Expectations about our ability to attract and retain executive officers and key employees;

•	Expectations about the impact of legislation on our business and that of our customers;

•	Evaluation of the materiality of our current legal proceedings; and

•	Expectations about positive cash flow generation and existing cash and cash equivalents being sufficient to meet normal operating requirements.

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 30,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$26,323,000	$22,668,000
Accounts receivable, net of allowance for doubtful accounts of $594,000 and $785,000 at June 30, 2017 and December 30, 2016, respectively	28,141,000	30,285,000
Costs and estimated earnings in excess of billings on uncompleted contracts	29,738,000	18,988,000
Other receivables	1,550,000	699,000
Prepaid expenses and other current assets	3,146,000	2,601,000
Total current assets	88,898,000	75,241,000
Equipment and leasehold improvements, net	5,293,000	4,511,000
Goodwill	21,947,000	21,947,000
Other intangible assets, net	4,846,000	5,941,000
Other assets	678,000	707,000
Total assets	$121,662,000	$108,347,000
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$22,567,000	$17,395,000
Accrued liabilities	22,296,000	19,049,000
Contingent consideration payable	1,525,000	1,925,000
Billings in excess of costs and estimated earnings on uncompleted contracts	7,098,000	8,377,000
Notes payable	2,244,000	3,972,000
Capital lease obligations	301,000	334,000
Total current liabilities	56,031,000	51,052,000
Contingent consideration payable	1,709,000	2,537,000
Notes payable	1,500,000	2,074,000
Capital lease obligations, less current portion	168,000	210,000
Deferred lease obligations	681,000	714,000
Deferred income taxes, net	2,587,000	1,842,000
Total liabilities	62,676,000	58,429,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized; 8,628,000 and 8,348,000 shares issued and outstanding at June 30, 2017 and December 30, 2016, respectively	86,000	83,000
Additional paid-in capital	45,488,000	42,376,000
Retained earnings	13,412,000	7,459,000
Total stockholders’ equity	58,986,000	49,918,000
Total liabilities and stockholders’ equity	$121,662,000	$108,347,000

See accompanying notes to the unaudited condensed consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2017	2016	2017	2016

Contract revenue	$71,833,000	$58,941,000	$140,184,000	$92,856,000

Direct costs of contract revenue (exclusive of depreciation and amortization shown separately below):
Salaries and wages	11,368,000	9,798,000	22,169,000	18,332,000
Subcontractor services and other direct costs	41,676,000	31,294,000	81,571,000	43,027,000
Total direct costs of contract revenue	53,044,000	41,092,000	103,740,000	61,359,000

General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	8,086,000	8,449,000	17,401,000	15,210,000
Facilities and facility related	1,119,000	829,000	2,243,000	1,939,000
Stock-based compensation	620,000	257,000	1,096,000	464,000
Depreciation and amortization	934,000	956,000	1,843,000	1,566,000
Other	3,467,000	3,394,000	7,334,000	6,516,000
Total general and administrative expenses	14,226,000	13,885,000	29,917,000	25,695,000
Income from operations	4,563,000	3,964,000	6,527,000	5,802,000

Other income (expense):
Interest expense	(32,000)	(44,000)	(65,000)	(94,000)
Other, net	1,000	1,000	38,000	2,000
Total other expense, net	(31,000)	(43,000)	(27,000)	(92,000)
Income before income taxes	4,532,000	3,921,000	6,500,000	5,710,000

Income tax expense	1,220,000	731,000	547,000	1,442,000
Net income	$3,312,000	$3,190,000	$5,953,000	$4,268,000

Earnings per share:
Basic	$0.38	$0.39	$0.70	$0.53
Diluted	$0.36	$0.37	$0.66	$0.51

Weighted-average shares outstanding:
Basic	8,603,000	8,207,000	8,505,000	8,102,000
Diluted	9,082,000	8,530,000	9,078,000	8,395,000

See accompanying notes to the unaudited condensed consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional
	Common Stock		Paid-in
	Shares	Amount	Capital	Retained Earnings	Total
Balance at December 30, 2016	8,348,000	$83,000	$42,376,000	$7,459,000	$49,918,000
Shares of common stock issued in connection with employee stock purchase plan	38,000	1,000	343,000	—	344,000
Shares of common stock issued in connection with incentive stock plan	242,000	2,000	1,673,000	—	1,675,000
Stock-based compensation expense	—	—	1,096,000	—	1,096,000
Net income	—	—	—	5,953,000	5,953,000
Balance at June 30, 2017	8,628,000	$86,000	$45,488,000	$13,412,000	$58,986,000

See accompanying notes to the unaudited condensed consolidated financial statements

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,	July 1,
	2017	2016
Cash flows from operating activities:
Net income	$5,953,000	$4,268,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,870,000	1,566,000
Deferred income taxes, net	745,000	856,000
Loss on sale/disposal of equipment	—	3,000
(Recovery of) provision for doubtful accounts	(20,000)	61,000
Stock-based compensation	1,096,000	464,000
Accretion and fair value adjustments of contingent consideration	281,000	110,000
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts receivable	2,164,000	2,157,000
Costs and estimated earnings in excess of billings on uncompleted contracts	(10,750,000)	(10,512,000)
Other receivables	(851,000)	64,000
Prepaid expenses and other current assets	(545,000)	(218,000)
Other assets	29,000	112,000
Accounts payable	5,172,000	(1,706,000)
Accrued liabilities	3,247,000	6,592,000
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,279,000)	3,409,000
Deferred lease obligations	(33,000)	10,000
Net cash provided by operating activities	7,079,000	7,236,000
Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(1,410,000)	(989,000)
Cash paid for acquisitions, net of cash acquired	—	(8,857,000)
Net cash used in investing activities	(1,410,000)	(9,846,000)
Cash flows from financing activities:
Payments on contingent consideration	(1,509,000)	(1,127,000)
Payments on notes payable	(2,302,000)	(2,099,000)
Principal payments on capital lease obligations	(222,000)	(345,000)
Proceeds from stock option exercise	1,675,000	49,000
Proceeds from sales of common stock under employee stock purchase plan	344,000	113,000
Net cash used in financing activities	(2,014,000)	(3,409,000)
Net increase (decrease) in cash and cash equivalents	3,655,000	(6,019,000)
Cash and cash equivalents at beginning of period	22,668,000	16,487,000
Cash and cash equivalents at end of period	$26,323,000	$10,468,000
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$65,000	$94,000
Income taxes	1,628,000	1,134,000
Supplemental disclosures of noncash investing and financing activities:
Issuance of notes payable related to business acquisitions	$—	$4,569,000
Issuance of common stock related to business acquisitions	—	2,230,000
Other receivable for working capital adjustment	—	884,000
Equipment acquired under capital leases	147,000	73,000

See accompanying notes to the unaudited condensed consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017
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

Nature of Business

Willdan Group, Inc. and subsidiaries (the “Company”) is a provider of professional technical and consulting services, including comprehensive energy efficiency services, for utilities, private industry, and public agencies at all levels of government, primarily in California and New York.  The Company also has operations in Arizona, Colorado, Florida, Illinois, Kansas, New Jersey, Ohio, Oregon, Texas, Utah, Washington and Washington, D.C.  The Company enables its clients to provide a variety of specialized services without having to incur and maintain the overhead necessary to develop staffing in-house.  The Company provides a broad range of complementary services including energy efficiency, engineering and planning, economic and financial consulting, and national preparedness and interoperability. The Company’s clients primarily consist of public and governmental agencies, including cities, counties, public utilities, redevelopment agencies, water districts, school districts and universities, state agencies, federal agencies, a variety of other special districts and agencies, private utilities and industry and tribal governments.

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

As of June 30, 2017, the Company had one variable interest entity (“VIE”) — Genesys Engineering, P.C. (“Genesys”).  Pursuant to New York law, the Company does not own capital stock of Genesys and does not have control over the professional decision making of Genesys’ engineering services. The Company, however, has entered into an administrative services agreement with Genesys pursuant to which Willdan Energy Solutions (“WES”), the Company’s wholly-owned subsidiary, will provide Genesys with ongoing administrative, operational and other non-professional support services.  The Company manages Genesys and has the power to direct the activities that most significantly impact Genesys’s performance, in addition to being obligated to absorb expected losses or receive benefits from Genesys. Accordingly, the Company is the primary beneficiary of Genesys and consolidates Genesys as a VIE.  As a result of the administrative services agreement and due to the fact the Company absorbs all expected losess and receives all benefits from Genesys, there is no noncontrolling interest related to the consolidation of Genesys.  For more information regarding Genesys, see Note 2 “Business Combinations.”

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

Revenue on fixed price contracts is recognized on the percentage-of-completion method based generally on the ratio of direct costs (primarily exclusive of depreciation and amortization costs) incurred to date to estimated total direct costs at completion. Many of the Company’s fixed price contracts involve a high degree of subcontracted fixed price effort and are relatively short in duration, thereby lowering the risks of not properly estimating the percent complete. Revenue on time-and-materials and unit-based contracts is recognized as the work is performed in accordance with the specific rates and terms of the contract. The Company recognizes revenues for time-and-materials contracts based upon the actual hours incurred during a reporting period at contractually agreed upon rates per hour and also includes in revenue all reimbursable costs incurred during a reporting period for which the Company has risk or on which the fee was based at the time of bid or negotiation. Certain of the Company’s time-and-materials contracts are subject to maximum contract values and, accordingly, revenue under these contracts is generally recognized under the percentage-of-completion method, consistent with fixed price contracts. Revenue on contracts that are not subject to maximum contract values is recognized based on the actual number of hours the Company spends on the projects plus any actual out-of-pocket costs of materials and other direct incidental expenditures that the Company incurs on the projects. In addition, revenue from overhead percentage recoveries and earned fees are included in revenue. Revenue is recognized as the related costs are incurred. For unit-based contracts, the Company recognizes the contract price of units of a basic production product as revenue when the production product is delivered during a period. Revenue for amounts that have been billed but not earned is deferred, and such deferred revenue is referred to as billings in excess of costs and estimated earnings on uncompleted contracts in the accompanying condensed consolidated balance sheets.

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

Applying the percentage-of-completion method of recognizing revenue requires the Company to estimate the outcome of its long-term contracts. The Company forecasts such outcomes to the best of its knowledge and belief of current and expected conditions and its expected course of action. Differences between the Company's estimates and actual results often occur, resulting in changes to reported revenue and earnings. Such changes could have a material effect on future consolidated financial statements. The Company did not have material revisions in estimates for contracts recognized using the percentage-of-completion method for any of the periods presented in the accompanying condensed consolidated financial statements.

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

Retainage is included in accounts receivable in the accompanying consolidated financial statements. Retainage represents the billed amount that is retained by the customer, in accordance with the terms of the contract, generally until performance is substantially complete.  At June 30, 2017 and December 30, 2016, the Company had retained accounts receivable of approximately $8.7 million and $5.2 million, respectively.

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

Liquidity

As of June 30, 2017, the Company had $26.3 million of cash and cash equivalents. The Company’s primary source of liquidity is cash generated from operations. The Company also has a revolving line of credit with BMO Harris Bank, N.A. (“BMO”), which matures on January 20, 2020 (see Note 7).  The Company believes that its cash and cash equivalents on hand, cash generated by operating activities and funds available under its line of credit (if needed and if available) will be sufficient to finance its operating activities for at least the next 12 months.

The Company completed the acquisition of all of the outstanding shares of Integral Analytics, Inc. (“Integral Analytics”) on July 28, 2017.  In connection with that acquisition, the Company paid $15.0 million in cash to the sellers of Integral Analytics upon the closing of the acquisition.  For further discussion of the acquisition of Integral Analytics, see “Note 12.—Subsequent Events” below.

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

Revenue Recognition

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which clarifies existing accounting literature relating to how and when revenue is recognized by an entity. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. In doing so, an entity will need to exercise a greater degree of judgment and make more estimates than under the current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each separate performance obligation. ASU 2014-09 also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. In August 2015, the FASB issued Update 2015-14, which defers the implementation of ASU 2014-09 for one year from the initial effective date.  ASU 2014-09 is effective for public companies for interim and annual reporting periods beginning after December 15, 2017, and is to be applied either retrospectively or using the cumulative effect transition method, with early adoption not permitted.  In December 2016, the FASB issued ASU 2016-20, Revenue from Contracts with Customers (Topic 606), which further clarifies the current revenue recognition guidance.  This update is intended to increase stakeholders’ awareness of the proposals and to expedite improvements to ASU 2014-09. The Company is continuing to evaluate the impact that the new standard will have on the contract portfolio. The Company’s approach will include a detailed review of contracts and comparing historical accounting policies and practices to the new standard. Because the standard may impact the Company’s business processes, systems and controls, the Company will also develop a comprehensive change management plan to guide the implementation if, and as needed. The Company is currently evaluating the impact the adoption of ASU 2016-20 will have on the Company’s consolidated financial statements and related disclosures.  The Company will adopt the requirements of the new standard effective December 30, 2017, and due to the acquisition of all of the outstanding shares of Integral Analytics on July 28, 2017, the Company is continuing to assess the transition method to be selected.

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

Business Combinations

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805), which specifies the definition of a business that affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation.  The Company does not believe the guidance will have a material impact on its consolidated financial statements and related disclosures.

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

2.BUSINESS COMBINATIONS

On March 4, 2016, the Company and the Company’s wholly-owned subsidiary, WES, acquired substantially all of the assets of Genesys and assumed certain specified liabilities of Genesys (collectively, the “Purchase”) pursuant to an Asset Purchase and Merger Agreement, dated as of February 26, 2016 (the “Agreement”), by and among Willdan Group, Inc., WES, WESGEN (as defined below), Genesys and Ronald W. Mineo (“Mineo”) and Robert J. Braun (“Braun” and, together with Mineo, the “Genesys Shareholders”). On March 5, 2016, pursuant to the terms of the Agreement, WESGEN, Inc., a non-affiliated corporation (“WESGEN”), merged (the “Merger” and, together with the Purchase, the “Acquisition”) with Genesys, with Genesys remaining as the surviving corporation.  Genesys was acquired to strengthen the Company’s power engineering capability in the northeastern U.S., and also to increase client exposure and experience with universities.

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

Genesys continues to be a professional corporation organized under the laws of the State of New York, wholly-owned by one or more licensed engineers. Pursuant to New York law, the Company does not own capital stock of Genesys. The Company has entered into an agreement with the post-Closing Date owners of Genesys pursuant to which such owners will be prohibited from selling, transferring or encumbering their ownership interest in Genesys without the Company’s consent. Notwithstanding the Company’s rights regarding the transfer of Genesys’ stock, the Company does not have control over the professional decision making of Genesys’ engineering services. The Company has entered into an administrative services agreement with Genesys pursuant to which WES will provide Genesys with ongoing administrative, operational and other non-professional support services.  As a result of the administrative services agreement, all economic risks and rewards associated with Genesys’ assets, liabilities and results of operations are owned and flow through solely to the Company.

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

During the three and six months ended June 30, 2017, the acquisition of substantially all of the assets of Genesys contributed $16.1 million and $38.1 million in revenue and $0.6 million and $1.4 million of income from operations.  There were no acquisition costs related to Genesys recorded during the three and six months ended June 30, 2017.

3.GOODWILL AND OTHER INTANGIBLE ASSETS

As of June 30, 2017, the Company had $21.9 million of goodwill, which primarily relates to the Energy Efficiency Services reporting segment and the acquisition of substantially all of the assets of Genesys and 360 Energy Engineers, LLC (“360 Energy”) and the acquisition of Abacus Resource Management Company (“Abacus”) and also relates to the Public Finance Services reporting segment and the acquisition of Economists.com LLC. There were no changes in the carrying value of goodwill by reporting unit for the six months ended June 30, 2017 as the following table indicates:

	December 30,			June 30,
	2016	Additions	Adjustments	2017
Reporting Unit:
Energy Efficiency Services	$21,198,000	$—	$—	$21,198,000
Financial Services	749,000	—	—	749,000
	$21,947,000	$—	$—	$21,947,000

The gross amounts and accumulated amortization of the Company’s acquired identifiable intangible assets with finite useful lives as of June 30, 2017 included in other intangible assets, net in the accompanying condensed consolidated balance sheets, were as follows:

	June 30, 2017		December 30, 2016
	Gross	Accumulated	Gross	Accumulated	Amortization
	Amount	Amortization	Amount	Amortization	Period (yrs)
Backlog	$1,398,000	$814,000	$1,398,000	$639,000			5.0
Tradename	2,739,000	1,595,000	2,739,000	1,142,000	2.5	-	3.5
Non-compete agreements	1,331,000	604,000	1,331,000	463,000			4.0
Customer relationships	3,260,000	869,000	3,260,000	543,000			5.0
	$8,728,000	$3,882,000	$8,728,000	$2,787,000

The Company’s amortization expense for acquired identifiable intangible assets with finite useful lives was $0.5 million and $1.1 million for the fiscal three and six months ended June 30, 2017 as compared to $0.6 million and $1.0 million for the fiscal three and six months ended July 1, 2016.  Estimated amortization expense for acquired identifiable intangible assets for the remainder of fiscal 2017 is $1.0 million and the succeeding years are as follows:

Fiscal year:
2018	$1,951,000
2019	1,087,000
2020	674,000
2021	109,000
$3,821,000

4.EARNINGS PER SHARE (EPS)

Basic EPS is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding. Diluted EPS is computed by dividing net income by the weighted-average number of common shares outstanding and dilutive potential common shares for the period. Potential common shares include the weighted-average dilutive effects of outstanding stock options and restricted stock awards using the treasury stock method.

The following table sets forth the number of weighted-average shares used to compute basic and diluted EPS:

	Three months ended		Six months ended
	June 30,	July 1,	June 30,	July 1,
	2017	2016	2017	2016
Net income	$3,312,000	$3,190,000	$5,953,000	$4,268,000
Weighted-average common shares outstanding	8,603,000	8,207,000	8,505,000	8,102,000
Effect of dilutive stock options and restricted stock awards	479,000	323,000	573,000	293,000
Weighted-average common shares outstanding-diluted	9,082,000	8,530,000	9,078,000	8,395,000
Earnings per share:
Basic	$0.38	$0.39	$0.70	$0.53
Diluted	$0.36	$0.37	$0.66	$0.51

For the three and six months ended June 30, 2017, 195,000 and 60,000 options were excluded from the calculation of dilutive potential common shares, as compared to 360,000 and 331,000 options for the three and six months ended July 1, 2016.  These options were not included in the computation of dilutive potential common shares because the assumed proceeds per share exceeded the average market price per share for the 2017 and 2016 periods. Accordingly, the inclusion of these options would have been anti-dilutive.

5.EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

Equipment and leasehold improvements consist of the following:

	June 30,	December 30,
	2017	2016
Furniture and fixtures	$2,939,000	$2,353,000
Computer hardware and software	7,954,000	7,686,000
Leasehold improvements	1,116,000	1,094,000
Equipment under capital leases	1,103,000	1,076,000
Automobiles, trucks, and field equipment	1,873,000	1,446,000
	14,985,000	13,655,000
Accumulated depreciation and amortization	(9,692,000)	(9,144,000)
Equipment and leasehold improvements, net	$5,293,000	$4,511,000

6.ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	June 30,	December 30,
	2017	2016
Accrued bonuses	$1,251,000	$2,090,000
Accrued interest	2,000	1,000
Paid leave bank	2,390,000	2,129,000
Compensation and payroll taxes	1,700,000	2,006,000
Accrued legal	154,000	177,000
Accrued workers’ compensation insurance	173,000	81,000
Accrued rent	175,000	166,000
Employee withholdings	1,676,000	1,337,000
Client deposits	203,000	139,000
Accrued subcontractor costs	13,196,000	8,100,000
Other	1,376,000	2,823,000
Total accrued liabilities	$22,296,000	$19,049,000

7.DEBT

Total debt obligations consist of the following:

	June 30,	December 30,
	2017	2016
Outstanding borrowings on revolving credit facility	$1,500,000	$—
Outstanding borrowings on delayed draw term loan	—	1,500,000
Notes payable for 360 Energy, bearing interest at 4%, payable in monthly principal and interest installments of $88,752 through December 2017.	514,000	1,031,000
Notes payable for Abacus, bearing interest at 4%, payable in monthly principal and interest installments of $54,281 through January 2017.	—	54,000
Notes payable for insurance, bearing interest at 2.98%, payable in monthly principal and interest installments of $67,620 through October 2017.	200,000	599,000
Deferred purchase price for the acquisition of substantially all of the assets of Genesys, bearing interest at 0.650%, payable in monthly principal and interest installments of $191,667 through March 2018.	1,530,000	2,862,000
Total debt obligations	3,744,000	6,046,000
Less current portion	2,244,000	3,972,000
Debt obligations, less current portion	$1,500,000	$2,074,000

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

As of June 30, 2017, the Company was in compliance with the financial covenants under the Credit Agreement.

Notes Payable. On January 15, 2015, in connection with the completion of the acquisition of Abacus, WES issued promissory notes to Mark Kinzer (the “Kinzer Note”) and Steve Rubbert (the “Rubbert Note” and, together with the Kinzer Note, the “Abacus Notes”). The initial outstanding principal amounts of the Kinzer Note and the Rubbert Note were $0.6 million and $0.6 million, respectively. The Abacus Notes provide for a fixed interest rate of 4% per annum. The Abacus Notes were fully amortizing and payable in equal monthly installments between January 15, 2015 and their January 15, 2017 maturity date. The Abacus Notes contain events of default provisions customary for documents of this nature. Mr. Kinzer and Mr. Rubbert have entered into a Subordination Agreement, dated as of January 15, 2015, in favor of BMO, pursuant to which any indebtedness under the Abacus Notes is subordinated to any indebtedness under the Credit Agreement. From issuance through June 30, 2017, the Company had made principal payments of approximately $0.6 million on each of the Abacus Notes and, as of June 30, 2017, there were no outstanding balances for either of the Abacus Notes.

On January 15, 2015, in connection with the completion of the acquisition of substantially all of the assets of 360 Energy, WES issued a promissory note to 360 Energy (the “360 Energy Note”). The initial outstanding principal amount of the 360 Energy Note was $3.0 million. The 360 Energy Note provides for a fixed interest rate of 4% per annum. The 360 Energy Note is fully amortizing and payable in equal monthly installments between January 31, 2015 and its December 31, 2017 maturity date. The 360 Energy Note contains events of default provisions customary for documents of this nature. 360 Energy has entered into a Subordination Agreement, dated as of January 15, 2015, in favor of BMO, pursuant to which any indebtedness under the 360 Energy Note is subordinated to any indebtedness under the Credit Agreement. From issuance through June 30, 2017, the Company had made principal payments of approximately $2.5 million on the 360 Energy Note and, as of June 30, 2017, the outstanding balance was $0.5 million.

Deferred Purchase Price.  The Asset Purchase and Merger Agreement for the acquisition of substantially all of the assets of Genesys dated March 4, 2016, included deferred payments to Messrs. Braun and Mineo in the amount of $2.3 million (“Deferred Payments”), each.  The Deferred Payments are to be paid in twenty-four (24) equal monthly installments in the amount of $95,834, inclusive of interest at the rate of 0.65% per annum.  Payments commenced April 4, 2016 and conclude March 4, 2018.  From issuance through June 30, 2017, the Company made payments of $3.1 million inclusive of interest and, as of June 30, 2017, the aggregate outstanding balance on the Deferred Payments to Messrs. Braun and Mineo was approximately $1.5 million.

Insurance Premiums.  The Company has also financed, from time to time, insurance premiums by entering into unsecured notes payable with insurance companies. During the Company’s annual insurance renewals in the fourth quarter of its fiscal year ended December 30, 2016, the Company elected to finance its insurance premiums for the upcoming fiscal year.  The unpaid balance of the financed premiums totaled $200,000 and $599,000 at June 30, 2017 and December 30, 2016, respectively.

8.COMMITMENTS

Leases

The Company is obligated under capital leases for certain furniture and office equipment that expire at various dates through the year 2020.

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

During each fiscal year, management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. For fiscal year 2016, the Company ultimately determined that it was more-likely-than-not that the entire California net operating loss will not be utilized prior to expiration.  Significant pieces of objective evidence evaluated included the Company’s history of utilization of California net operating losses in prior years for each of its subsidiaries, as well as the Company’s forecasted amount of net operating loss utilization for certain members of the combined group.  As a result, the Company recorded a valuation allowance in the amount of $72,000 at the end of fiscal year 2016 related to California net operating losses.  There was no change to the valuation allowance during the six month period ended June 30, 2017.

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

The Company recognizes the tax benefit from uncertain tax positions if it is more likely than not that the tax positions will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefit is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.  As of June 30, 2017, the Company recorded a liability of $0.3 million for uncertain tax positions related to miscellaneous tax deductions taken in open tax years.  Included in this amount are $0.1 million of tax benefits that, if recognized, would affect the effective tax rate.  No interest and penalties have been recorded related to unrecognized tax benefits as of June 30, 2017.

Based on management’s estimates and determination of an effective tax rate for the year, the Company recorded an income tax expense of $1.2 million and $0.5 million for the three and six months ended June 30, 2017, as compared to an income tax expense of $0.7 million and $1.4 million for the three and six months ended July 1, 2016, respectively.  The change from an income tax benefit of $0.7 million for the three months ended March 31, 2017 to an income tax expense of $1.2 million for the three months ended June 30, 2017 is primarily attributable to the income tax benefit related to stock option exercises and an adjustment to the estimate of the deferred tax asset related to stock options from fiscal year 2016, which were included as a reduction of 73.0% to the Company’s effective tax rate for the three months ended March 31, 2017.  During the six months ended June 30, 2017, the difference between the tax benefit recorded and the expense that would be recorded by applying the federal statutory rate is primarily attributable to tax deductions related to stock option exercises which were significant in the six months ended June 30, 2017.  In accordance with ASU 2016-09 (see Note 1 “—Basis of Presentation, Organization and Operations of the Company”), the income tax benefit related to stock option exercises has been included as a reduction of 26.0% to the Company’s effective tax rate for the six months ended June 30, 2017.  The effective tax rate also varies from the federal statutory rate due to the impact of state income tax expense, an adjustment to the estimate of the deferred tax asset related to stock options from fiscal year 2016, and certain expenses that are non-deductible for tax purposes, including meals and entertainment, compensation expense related to incentive stock options, and employee gifts.

10.SEGMENT INFORMATION

The Company has four reporting segments: Energy Efficiency Services, Engineering Services, Public Finance Services and Homeland Security Services. The Energy Efficiency Services segment, which consists of WES, provides energy efficiency consulting services to utilities, state agencies, municipalities, private industry and non-profit organizations. The Engineering Services segment consists of Willdan Engineering and Public Agency Resources. The Engineering Services segment offers a broad range of engineering and planning services to the Company’s public and private sector clients. The Public Finance Services segment, which consists of Willdan Financial Services, provides expertise and support for the various financing techniques employed by public agencies to finance their operations and infrastructure along with the mandated reporting and other requirements associated with these financings. The Homeland Security Services segment, which consists of Willdan Homeland Solutions, provides national preparedness, homeland security consulting, public safety and emergency response services to cities, related municipal service agencies and other entities.

The accounting policies applied to determine the segment information are the same as those described in the summary of significant accounting policies included in the Company’s 2016 Annual Report on Form 10-K filed on March 10, 2017. There were no intersegment sales in the three and six month periods ended June 30, 2017 and July 1, 2016.  The Company’s chief operating decision maker evaluates the performance of each segment based upon income or loss from operations before income taxes. Certain segment asset information including expenditures for long-lived assets has not been presented as it is not reported to or reviewed by the chief operating decision maker. In addition, enterprise-wide service line contract revenue is not included as it is impracticable to report this information for each group of similar services.

Financial information with respect to the reportable segments as of and for the fiscal three and six months ended June 30, 2017 and as of and for the fiscal three and six months ended July 1, 2016 is as follows:

	Energy		Public	Homeland
	Efficiency	Engineering	Finance	Security	Unallocated		Consolidated
	Services	Services	Services	Services	Corporate	Intersegment	Total
Fiscal Three Months Ended June 30, 2017
Contract revenue	$53,733,000	$14,111,000	$3,462,000	$527,000	$—	$—	$71,833,000
Segment profit (loss) before income tax expense	2,411,000	1,627,000	632,000	(68,000)	(70,000)	—	4,532,000
Net income (loss)	1,763,000	1,188,000	462,000	(50,000)	(51,000)	—	3,312,000
Segment assets(1)	61,501,000	12,142,000	6,229,000	631,000	64,289,000	(23,130,000)	121,662,000
Fiscal Three Months Ended July 1, 2016
Contract revenue	$42,606,000	$12,696,000	$3,018,000	$621,000	$—	$—	$58,941,000
Segment profit (loss) before income tax expense	2,308,000	2,019,000	(42,000)	63,000	(427,000)	—	3,921,000
Net income (loss)	1,854,000	1,664,000	(24,000)	50,000	(354,000)	—	3,190,000
Segment assets(1)	71,146,000	13,735,000	6,135,000	409,000	34,129,000	(23,130,000)	102,424,000
Fiscal Six Months Ended June 30, 2017
Contract revenue	$103,846,000	$28,487,000	$6,701,000	$1,150,000	$—	$—	$140,184,000
Segment profit (loss) before income tax expense	2,693,000	3,619,000	817,000	(94,000)	(535,000)	—	6,500,000
Net income (loss)	2,466,000	3,314,000	749,000	(86,000)	(490,000)	—	5,953,000
Segment assets(1)	61,501,000	12,142,000	6,229,000	631,000	64,289,000	(23,130,000)	121,662,000
Fiscal Six Months Ended July 1, 2016
Contract revenue	$61,586,000	$23,957,000	$6,007,000	$1,306,000	$—	$—	$92,856,000
Segment profit (loss) before income tax expense	3,198,000	3,085,000	8,000	88,000	(669,000)	—	5,710,000
Net income (loss)	2,390,000	2,306,000	6,000	66,000	(500,000)	—	4,268,000
Segment assets(1)	71,146,000	13,735,000	6,135,000	409,000	34,129,000	(23,130,000)	102,424,000

(1)	Segment assets represent segment assets, net of intercompany receivables.

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

City of Glendale v. Willdan Financial Services, Superior Court of California, Los Angeles County

The Department of Water and Power of the City of Glendale, California (the “City of Glendale”) and the Company have settled within insurance policy limits, a lawsuit brought by the City of Glendale against the Company on July 16, 2014, relating to a project performed by Willdan Financial Services to prepare a Cost of Services Analysis for the City of Glendale. The Company denied all allegations asserted in the lawsuit. As part of the settlement, the City of Glendale voluntarily dismissed the lawsuit with prejudice on May 12, 2017 and agreed to release any and all claims that it may have against the Company, whether known or unknown, pertaining to the subject matter of the lawsuit. For more information regarding this lawsuit, see “Item 1. Legal Proceedings” in our Quarterly Report on Form 10-Q for the period ended March 31, 2017.

12.SUBSEQUENT EVENTS

Acquisition of Integral Analytics, Inc.  On July 28, 2017, the Company and its wholly-owned subsidiary, WES, acquired (the “IA Acquisition”) all of the outstanding shares of Integral Analytics, a data analytics and software company, pursuant to the Stock Purchase Agreement, dated July 28, 2017 (the “Purchase Agreement”), by and among the Company, WES, Integral Analytics, the stockholders of Integral Analytics (the “IA Stockholders”) and the Sellers’ Representative (as defined therein).

Pursuant to the terms of the Purchase Agreement, WES will pay the IA Stockholders a maximum purchase price of $30.0 million, consisting of (i) $15.0 million in cash paid at closing (subject to certain post-closing tangible net asset value adjustments), (ii) 90,611 shares of Common Stock issued at closing, equaling $3.0 million, calculated based on the volume-weighted average price of shares of Common Stock for the ten trading days immediately prior to, but not including, the closing date of the IA Acquisition (the “IA Closing Date”) and (iii)  up to $12.0 million in cash for a percentage of sales attributable to the business of Integral Analytics during the three years after the IA Closing Date, as more fully described below (such potential payments of up to $12.0 million, being referred to as “Earn-Out Payments” and $12.0 million in respect thereof, being referred to as the “Maximum Payout”).

The size of the Earn-Out Payments to be paid will be determined based on two factors. First, the IA Stockholders will receive 2% of gross contracted revenue for new work sold by the Company in close collaboration with Integral Analytics during the three years following the IA Closing Date (the “Earn-Out Period”). Second, the IA Stockholders will receive 20% of the gross contracted revenue specified in each executed and/or effective software licensing agreement entered into by the Company or one of its affiliates that contains pricing either equal to or greater than standard pricing of software offered for licensing by Integral Analytics during the Earn-Out Period. The amounts due to the IA Stockholders pursuant to these two factors will in no event, individually or in the aggregate, exceed the Maximum Payout. Earn-Out Payments will be made in quarterly installments for each year of the Earn-Out Period. For the purposes of both of these factors, credit will be given to Integral Analytics for the gross contracted revenue in the quarter in which the contract/license is executed, regardless of when the receipt of payment thereunder is expected. The amount of gross contracted revenue for contracts with unfunded ceilings or of an indeterminate contractual value will be mutually agreed upon. Further, in the event of a change of control of WES during the Earn-Out Period, any then-unpaid amount of the Maximum Payout will be paid promptly to the IA Stockholders, even if such Earn-Out Payments have not been earned at that time. The Company has agreed to certain covenants regarding the operation of Integral Analytics during the Earn-Out Period, of which a violation by the Company could result in damages being paid to the IA Stockholders in respect of the Earn-Out. In addition, the Earn-Out Payments will be subject to certain subordination provisions in favor of BMO, the Company’s senior secured lender.

Pursuant to the Purchase Agreement, WES will also establish a bonus pool for the employees of Integral Analytics to be paid based on Integral Analytics’ performance against certain targets.

The Purchase Agreement also contains customary representations and warranties regarding WES, Integral Analytics and the IA Stockholders, indemnification provisions and other provisions customary for transactions of this nature.

The Company used cash on hand for the $15.0 million cash payment paid at closing.

The Company and each of its subsidiaries, as guarantors, are party to the Credit Agreement with BMO, as lender. BMO has consented to the IA Acquisition.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a provider of professional technical and consulting services to utilities, private industry, and public agencies at all levels of government.  We enable our clients to realize cost and energy savings by providing a variety of specialized services.  We assist our clients with a broad range of complementary services relating to:

•	Energy Efficiency and Sustainability;

•	Engineering and Planning;

•	Economic and Financial Consulting; and

•	National Preparedness and Interoperability

We operate our business through a nationwide network of offices in Arizona, California, Colorado, Florida, Illinois, Kansas, New Jersey, New York, Ohio, Oregon, Texas, Utah, Washington and Washington, DC. As of June 30, 2017, we had 824 employees which includes licensed engineers and other professionals.

We seek to establish close working relationships with our clients and expand the breadth and depth of the services we provide to them over time.  Our business with public and private utilities is concentrated primarily in California and New York, but we also have business with utilities in other states. We currently serve 18 major utility customers across the country.  Our business with public agencies is concentrated in Arizona, California and New York. We provide services to many of the cities and counties in California. We also serve special districts, school districts, a range of public agencies and private industry.

We were founded in 1964, and Willdan Group, Inc., a Delaware corporation, was formed in 2006 to serve as our holding company. Historically, our clients have been public agencies in communities with populations ranging from

10,000 to 300,000 people.  We believe communities of this size are underserved by large outsourcing companies that tend to focus on securing large federal and state projects and private sector projects.  Since expanding into energy efficiency services, our client base has grown to include investor-owned and other public utilities, as well as substantial energy users in government and business.

We consist of a family of wholly-owned companies that operate within the following segments for financial reporting purposes:

Energy Efficiency Services.   Our Energy Efficiency Services segment consists of the business of our subsidiary, Willdan Energy Solutions (“WES”), which offers energy efficiency and sustainability consulting services to utilities, public agencies and private industry and is offered to clients under a variety of business names, including Willdan Energy Solutions, Abacus Resource Management, 360 Energy Engineers and Genesys Engineering. This segment is currently our largest segment based on contract revenue, representing approximately 74.1% and 66.3% of our consolidated contract revenue for the six months ended June 30, 2017 and July 1, 2016, respectively.

Engineering Services.    Our Engineering Services segment includes the operations of our subsidiaries, Willdan Engineering, Willdan Infrastructure and Public Agency Resources (“PARs”). Willdan Engineering provides civil engineering‑related and city planning services, geotechnical and other engineering consulting services to our clients.  Willdan Infrastructure, which was launched in fiscal year 2013, provides engineering services to larger rail, port, water, mining and other civil engineering projects.  PARs primarily provides staffing to Willdan Engineering. Contract revenue for the Engineering Services segment represented approximately 20.3% and 25.8% of our consolidated contract revenue for the six months ended June 30, 2017 and July 1, 2016, respectively.

Public Finance Services.    Our Public Finance Services segment consists of the business of our subsidiary, Willdan Financial Services, which offers economic and financial consulting services to public agencies. Contract revenue for the Public Finance Services segment represented approximately 4.8% and 6.5% of our consolidated contract revenue for the six months ended June 30, 2017 and July 1, 2016, respectively.

Homeland Security Services.    Our Homeland Security Services segment consists of the business of our subsidiary, Willdan Homeland Solutions, which offers national preparedness and interoperability services and communications and technology solutions. Contract revenue for our Homeland Security Services segment represented approximately 0.8% and 1.4% of our consolidated contract revenue for the six months ended June 30, 2017 and July 1, 2016, respectively.

Recent Acquisition

Acquisition of Integral Analytics, Inc.  On July 28, 2017, we and our wholly-owned subsidiary, WES, acquired (the “IA Acquisition”) all of the outstanding shares of Integral Analytics, Inc. (“Integral Analytics”), a data analytics and software company, pursuant to the Stock Purchase Agreement, dated July 28, 2017 (the “Purchase Agreement”), by and among us, WES, Integral Analytics, the stockholders of Integral Analytics (the “IA Stockholders”) and the Sellers’ Representative (as defined therein).

Pursuant to the terms of the Purchase Agreement, WES will pay the IA Stockholders a maximum purchase price of $30.0 million, consisting of (i) $15.0 million in cash paid at closing (subject to certain post-closing tangible net asset value adjustments), (ii) 90,611 shares of common stock, par value $0.01 per share, of the Company (the “Common Stock”) issued at closing, equaling $3.0 million, calculated based on the volume-weighted average price of shares of Common Stock for the ten trading days immediately prior to, but not including, the closing date of the IA Acquisition (the “IA Closing Date”) and (iii)  up to $12.0 million in cash for a percentage of sales attributable to the business of Integral Analytics during the three years after the IA Closing Date, as more fully described below (such potential payments of up to $12.0 million, being referred to as “Earn-Out Payments” and $12.0 million in respect thereof, being referred to as the “Maximum Payout”).

The size of the Earn-Out Payments to be paid will be determined based on two factors. First, the IA Stockholders will receive 2% of gross contracted revenue for new work sold by us  in close collaboration with Integral

Analytics during the three years following the IA Closing Date (the “Earn-Out Period”). Second, the IA Stockholders will receive 20% of the gross contracted revenue specified in each executed and/or effective software licensing agreement entered into by us or one of our affiliates that contains pricing either equal to or greater than standard pricing of software offered for licensing by Integral Analytics during the Earn-Out Period. The amounts due to the IA Stockholders pursuant to these two factors will in no event, individually or in the aggregate, exceed the Maximum Payout. Earn-Out Payments will be made in quarterly installments for each year of the Earn-Out Period. For the purposes of both of these factors, credit will be given to Integral Analytics for the gross contracted revenue in the quarter in which the contract/license is executed, regardless of when the receipt of payment thereunder is expected. The amount of gross contracted revenue for contracts with unfunded ceilings or of an indeterminate contractual value will be mutually agreed upon. Further, in the event of a change of control of WES during the Earn-Out Period, any then-unpaid amount of the Maximum Payout will be paid promptly to the IA Stockholders, even if such Earn-Out Payments have not been earned at that time. We have agreed to certain covenants regarding the operation of Integral Analytics during the Earn-Out Period, of which a violation by us could result in damages being paid to the IA Stockholders in respect of the Earn-Out. In addition, the Earn-Out Payments will be subject to certain subordination provisions in favor of BMO Harris Bank, N.A. (“BMO”), our senior secured lender.

Pursuant to the Purchase Agreement, WES will also establish a bonus pool for the employees of Integral Analytics to be paid based on Integral Analytics’ performance against certain targets.

The Purchase Agreement also contains customary representations and warranties regarding WES, Integral Analytics and the IA Stockholders, indemnification provisions and other provisions customary for transactions of this nature.

We used cash on hand for the $15.0 million cash payment paid at closing.

We and each of our subsidiaries, as guarantors, are party to an Amended and Restated Credit Agreement (the “Credit Agreement”), dated January 20, 2017, with BMO, as lender.  BMO has consented to the IA Acquisition.

Components of Revenue and Expense

Contract Revenue

We generally provide our services under contracts, purchase orders or retainer letters. The agreements we enter into with our clients typically incorporate one of four principal types of pricing provisions: time and materials, unit based, fixed price and service-related contracts. Revenue on our time and materials and unit based contracts are recognized as the work is performed in accordance with specific terms of the contract. Approximately half of our contracts are unit based or based on contractual rates per hour plus costs incurred. Some of these contracts include maximum contract prices, but contract maximums are often adjusted to reflect the level of effort to achieve client objectives, and thus the majority of these contracts are not expected to exceed the maximum. Contract revenue on our fixed price contracts is determined on the percentage of completion method based generally on the ratio of direct costs incurred to date to estimated total direct costs at completion. Many of our fixed price contracts involve a high degree of subcontracted fixed price effort and are relatively short in duration, thereby lowering the risks of not properly estimating the percent complete.  Our service-related contracts, including operations and maintenance services and a variety of technical assistance services, are accounted for over the period of performance, in proportion to the cost of performance.

Adjustments to contract cost estimates are made in the periods in which the facts requiring such revisions become known. When the revised estimate indicates a loss, such loss is recognized currently in its entirety. Claims revenue is recognized only upon resolution of the claim. Change orders in dispute are evaluated as claims. Costs related to un‑priced change orders are expensed when incurred, and recognition of the related contract revenue is based on an evaluation of the probability of recovery of the costs. Estimated profit is recognized for un‑priced change orders if realization of the expected price of the change order is probable.

Our contracts come up for renewal periodically, and at the time of renewal, may be subject to renegotiation, which could impact the profitability on that contract. In addition, during the term of a contract, public agencies may request additional or revised services which may impact the economics of the transaction. Most of our contracts permit our clients, with prior notice, to terminate the contracts at any time without cause. While we have a large volume of contracts, the renewal, termination or modification of a contract, in particular contracts with Consolidated Edison of New York, Inc. and the Dormitory Authority-State of New York, may have a material effect on our consolidated operations.

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

Critical Accounting Policies

This discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. To prepare these financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses in the reporting period. Our actual results may differ from these estimates. We have provided a summary of our significant accounting policies in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 30, 2016. We describe below those accounting policies that require material subjective or complex judgments and that have the most significant impact on our financial condition and results of operations. Our management evaluates these estimates on an ongoing basis, based upon information currently available and on various assumptions management believes are reasonable as of the date of this report.

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

Revenue on fixed price contracts is recognized on the percentage-of-completion method based generally on the ratio of direct costs (primarily exclusive of depreciation and amortization costs) incurred to date to estimated total direct costs at completion. Revenue on time-and-materials and unit-based contracts is recognized as the work is performed in accordance with the specific rates and terms of the contract. We recognize revenues for time-and-materials contracts based upon the actual hours incurred during a reporting period at contractually agreed upon rates per hour and also include in revenue all reimbursable costs incurred during a reporting period for which we have risk or on which the fee was based at the time of bid or negotiation. Certain of our time-and-materials contracts are subject to maximum contract values and, accordingly, revenue under these contracts is generally recognized under the percentage-of-completion method, consistent with fixed price contracts. Revenue on contracts that are not subject to maximum contract values is recognized based on the actual number of hours we spend on the projects plus any actual out-of-pocket costs of materials and other direct incidental expenditures that we incur on the projects. In addition, revenue from overhead percentage recoveries and earned fees are included in revenue. Revenue is recognized as the related costs are incurred. For unit-based contracts, we recognize the contract price of units of a basic production product as revenue when the production product is delivered during a period. Revenue for amounts that have been billed but not earned is deferred, and such deferred revenue is referred to as billings in excess of costs and estimated earnings on uncompleted contracts in the accompanying condensed consolidated balance sheets.

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

Applying the percentage-of-completion method of recognizing revenue requires us to estimate the outcome of our fixed price and long-term contracts. We forecast such outcomes to the best of our knowledge and belief of current and expected conditions and our expected course of action. Differences between our estimates and actual results often occur, resulting in changes to reported revenue and earnings. Such changes could have a material effect on future consolidated financial statements. We did not have material revisions in estimates for contracts recognized using the percentage-of-completion method for any of the periods presented in the accompanying condensed consolidated financial statements.

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

Goodwill

We test our goodwill at least annually for possible impairment. We complete our annual testing of goodwill as of the last day of the first month of our fourth fiscal quarter each year to determine whether there is impairment. In addition to our annual test, we regularly evaluate whether events and circumstances have occurred that may indicate a potential impairment of goodwill. We did not recognize any goodwill impairment charges during the six months ended June 30, 2017 and July 1, 2016. We had goodwill of approximately $21.9 million as of June 30, 2017 as the result of our various acquisitions in 2015 and 2016.

We test our goodwill for impairment at the level of our reporting units, which are components of our operating segments. In September 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This accounting guidance allows companies to perform a qualitative assessment on goodwill impairment to determine whether a quantitative assessment is necessary. The process of testing goodwill for impairment, pursuant to ASU 2011-08, now involves an optional qualitative assessment on goodwill impairment of our reporting units to determine whether a quantitative assessment is necessary. If a quantitative assessment is warranted, we then determine the fair value of the applicable reporting units. To estimate the fair value of our reporting units, we use both an income approach based on management’s estimates of future cash flows and other market data and a market approach based upon multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, earned by similar public companies.

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

Business Combinations

The acquisition method of accounting for business combinations requires us to use significant estimates and assumptions, including fair value estimates, as of the business combination date, and to refine those estimates as necessary during the measurement period (defined as the period, not to exceed one year, in which we may adjust the provisional amounts recognized for a business combination) based upon new information about facts that existed on the business combination date.

Under the acquisition method of accounting, we recognize separately from goodwill the identifiable assets acquired, the liabilities assumed and any non-controlling interests in an acquiree, at the acquisition date fair value. We measure goodwill as of the acquisition date as the excess of consideration transferred over the net of the acquisition date amounts of the identifiable assets acquired and liabilities assumed. Costs that we incur to complete the business combination, such as investment banking, legal and other professional fees, are not considered part of consideration.  We charge these acquisition costs to other general and administrative expense as they are incurred.

Should the initial accounting for a business combination be incomplete by the end of a reporting period that falls within the measurement period, we report provisional amounts in our financial statements. During the measurement period, we adjust the provisional amounts recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date, and we record those adjustments to our financial statements. We recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, including the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.

On March 4, 2016, we and our wholly-owned subsidiary, WES, acquired substantially all of the assets and certain specified liabilities of Genesys Engineering P.C. (“Genesys”), a New York based energy engineering company.  For further discussion of our acquisitions, see Note 2 “Business Combinations” of the notes to our condensed consolidated financial statements included elsewhere in this report.

On July 28, 2017, we and our wholly-owned subsidiary, WES, acquired Integral Analytics, a data analytics and software company.  For further discussion of our acquisition of Integral Analytics, see “—Recent Acquisition” above.

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

During each fiscal year, management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. For fiscal year 2016, we ultimately determined that it was more-likely-than-not that the entire California net operating loss will not be utilized prior to expiration.  Significant pieces of objective evidence evaluated included our history of utilization of California net operating losses in prior years for each of our subsidiaries, as well as our forecasted amount of net operating loss utilization for certain members of the combined group.  As a result, we recorded a valuation allowance in the amount of $72,000 at the end of fiscal year 2016 related to California net operating losses.  There was no change to the valuation allowance during the six months ended June 30, 2017.

For acquired business entities, if we identify changes to acquired deferred tax asset valuation allowances or liabilities related to uncertain tax positions during the measurement period and they relate to new information obtained about facts and circumstances that existed as of the acquisition date, those changes are considered a measurement period adjustment, and we record the offset to goodwill. We record all other changes to deferred tax asset valuation allowances and liabilities related to uncertain tax positions in current period income tax expense.

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

	Fiscal Three Months Ended		Fiscal Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2017	2016	2017	2016
Statement of Operations Data:
Contract revenue	100.0%	100.0%	100.0%	100.0%
Direct costs of contract revenue (exclusive of depreciation and amortization shown separately below):
Salaries and wages	15.8	16.6	15.8	19.7
Subcontractor services and other direct costs	58.0	53.1	58.2	46.3
Total direct costs of contract revenue	73.8	69.7	74.0	66.1
General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	11.3	14.3	12.4	16.4
Facilities and facility related	1.6	1.4	1.6	2.1
Stock-based compensation	0.9	0.4	0.8	0.5
Depreciation and amortization	1.3	1.6	1.3	1.7
Other	4.8	5.8	5.2	7.0
Total general and administrative expenses	19.8	23.6	21.3	27.7
Income from operations	6.4	6.7	4.7	6.2
Other income (expense):
Interest expense	—	(0.1)	—	(0.1)
Total other expense, net	—	(0.1)	—	(0.1)
Income before income taxes	6.3	6.7	4.6	6.1
Income tax expense	1.7	1.2	0.4	1.6
Net income	4.6%	5.4%	4.2%	4.6%

Three Months Ended June 30, 2017 Compared to Three Months Ended July 1, 2016

Contract revenue.    Our contract revenue was $71.8 million for the three months ended June 30, 2017, with $53.7 million attributable to the Energy Efficiency Services segment, $14.1 million attributable to the Engineering Services segment, $3.5 million attributable to the Public Finance Services segment, and $0.5 million attributable to the Homeland Security Services segment. Consolidated contract revenue increased $12.9 million, or 21.9%, to $71.8 million for the three months ended June 30, 2017 as compared to $58.9 million for the three months ended July 1, 2016. The increase of $12.9 million in consolidated contract revenue is primarily due to the ramp up of new contracts for energy efficiency services.

Contract revenue in our Energy Efficiency Services segment increased $11.1 million, or 26.1%, to $53.7 million for the three months ended June 30, 2017 as compared to $42.6 million for the three months ended July 1, 2016.  Revenue in our Energy Efficiency Services segment increased as a result of increased revenue generated from the ramp up of new contracts for energy efficiency services.  Contract revenue for the Engineering Services segment increased $1.4 million, or 11.1%, to $14.1 million, for the three months ended June 30, 2017 as compared to $12.7 million for the three months ended July 1, 2016. Contract revenue for the Engineering Services segment increased primarily due to greater demand for our planning and public works services in California. Contract revenue for the Public Finance Services segment increased $0.5 million, or 14.7%, to $3.5 million for the three months ended June 30, 2017 as compared to $3.0 million for the three months ended July 1, 2016.  Contract revenue for the Homeland Security Services segment decreased by $0.1 million, or 15.1% for the three months ended June 30, 2017 to $0.5 million as compared to $0.6 million for the three months ended July 1, 2016. Contract revenue in the Homeland Security Services segment decreased due to slightly lower levels of activity in the traditional planning, training and exercise consulting services business.

Direct costs of contract revenue.    Direct costs of contract revenue were $53.0 million for the three months ended June 30, 2017, with $42.7 million attributable to the Energy Efficiency Services segment, $8.7 million attributable to the Engineering Services segment, $1.3 million attributable to the Public Finance Services segment, and $0.4 million attributable to the Homeland Security Services segment.  Overall, direct costs increased by $12.0 million, or 29.1%, to $53.0 million for the three months ended June 30, 2017 from $41.1 million for the three months ended July 1, 2016.  Direct costs for the Energy Efficiency Services segment increased by $10.5 million, primarily due to the higher subcontractor and material costs under new contracts implemented during the quarter. Direct costs for the Engineering Services segment increased $1.6 million, or 22.0%, and for the Public Finance Services segment decreased $0.1, or 6.9%.  Direct costs of contract revenue in our Homeland Security Services segment remained flat.

Direct costs increased as a result of increases in salaries and wages of $1.6 million and an increase in subcontractor services and other direct costs of $10.4 million. Within direct costs of contract revenue, salaries and wages decreased to 15.8% of contract revenue for the three months ended June 30, 2017 from 16.6% for the three months ended July 1, 2016 and subcontractor services and other direct costs increased to 58.0% of contract revenue for the three months ended June 30, 2017 from 53.1% of contract revenue for the three months ended July 1, 2016. Subcontractor services increased primarily because of increased demand for the energy efficiency, sustainability and renewable energy services of our subsidiary Willdan Energy Solutions, which generally utilizes a higher percentage of subcontractors than our other segments.

General and administrative expenses.    General and administrative expenses increased by $0.3 million, or 2.5%, to $14.2 million for the three months ended June 30, 2017 from $13.9 million for the three months ended July 1, 2016. This was due primarily to an increase of $0.6 million in general and administrative expenses of the Energy Efficiency Services segment, partially offset by decreases of $0.1 million and $0.2 million in general and administrative expenses of the Public Finance Services segment and unallocated corporate expenses, respectively.  The general and administrative expenses of the Engineering Services and Homeland Security Services segments remained relatively flat.  General and administrative expenses as a percentage of contract revenue decreased to 19.8% for the three months ended June 30, 2017 as compared to 23.6% for the three months ended July 1, 2016.  This decrease was primarily due to a reduction of our bonus expense for the three months ended June 30, 2017, as compared to the three months ended July 1, 2016.

Of the $0.3 million increase in general and administrative expenses, approximately $0.4 million relates to an increase in stock-based compensation expenses, $0.3 million relates to an increase in facilities and facility related expenses, and $0.1 million relates to an increase in other general and administrative expenses, partially offset by a decrease of $0.4 million in salaries and wages, payroll taxes and employee benefits.  Depreciation and amortization expenses remained relatively flat.  The increase in stock-based compensation expenses was primarily due to an increase in the issuance of grants to new employees.  The increase in facilities and facility related expenses was primarily due to opening new offices and an increase in base rent.  The increase in other general and administrative expenses was primarily due to an increase in travel related expenses.  The decrease in salaries and wages, payroll taxes and employee benefits was primarily due to paying more payroll taxes relating to bonuses paid during the three months ended July 1, 2016, as compared to the three months ended June 30, 2017.

Income from operations.    As a result of the above factors, our operating income was $4.6 million for the three months ended June 30, 2017 as compared to operating income of $4.0 million for the three months ended July 1, 2016.  Income from operations as a percentage of contract revenue was 6.4% for the three months ended June 30, 2017, as compared to 6.7% in the prior year period.  The decrease in operating margin was primarily due to a shift in the mix of our projects toward those having higher expenses relating to equipment, materials and subcontractors.

Total other expense, net.    Total other expense, net was $31,000 for the three months ended June 30, 2017, as compared to total other expense, net of $43,000 for the three months ended July 1, 2016. This decrease in total other expense, net is primarily the result of lower interest expense during the quarter ended June 30, 2017, due to the decreasing principal amounts outstanding on the notes payable related to our acquisitions.

Income tax expense.    Income tax expense was $1.2 million for the three months ended June 30, 2017, as compared to $0.7 million for the three months ended July 1, 2016.  The increase of $0.5 million, or 66.9%, is primarily due to energy efficient commercial building deductions under Internal Revenue Code 179D that we were utilizing in 2016 and that were not available in 2017.  We determined that certain deductions related to energy efficient commercial building deductions were higher than what was estimated in the income tax provision for 2015.  Accordingly, we recorded a reduction of income tax expense of approximately $0.5 million as a change in estimate for the three months ended July 1, 2016.  The effective tax rate also varies from the federal statutory rate due to the impact of state income tax expense, an adjustment to the estimate of the deferred tax asset related to stock options from fiscal year 2016, and certain expenses that are non-deductible for tax purposes, including meals and entertainment, compensation expense related to incentive stock options, and employee gifts.

Net income.    As a result of the above factors, our net income was $3.3 million for the three months ended June 30, 2017, as compared to net income of $3.2 million for the three months ended July 1, 2016.

Six Months Ended June 30, 2017 Compared to Six Months Ended July 1, 2016

Contract revenue.    Our contract revenue was $140.2 million for the six months ended June 30, 2017, with $103.8 million attributable to the Energy Efficiency Services segment, $28.5 million attributable to the Engineering Services segment, $6.7 million attributable to the Public Finance Services segment, and $1.2 million attributable to the Homeland Security Services segment. Consolidated contract revenue increased $47.3 million, or 51.0%, to $140.2 million for the six months ended June 30, 2017 as compared to $92.9 million for the six months ended July 1, 2016.  Included in the increase in our consolidated contract revenue and contract revenue in our Energy Efficiency Services segment for the six months ended June 30, 2017 was incremental contract revenue of $18.7 million attributable to the acquisition of the assets of Genesys that we completed on March 4, 2016.  Excluding the incremental contract revenue from the acquisition, our consolidated contract revenue increased by $28.6 million, primarily due to the ramp up of new contracts for energy efficiency services.

Contract revenue in our Energy Efficiency Services segment increased $42.3 million, or 68.6%, to $103.8 million for the six months ended June 30, 2017 as compared to $61.6 million for the six months ended July 1, 2016.  Excluding the incremental contract revenue from our acquisition of substantially all of the assets of Genesys, our  contract revenue for the Energy Efficiency Services segment increased by $23.6 million, primarily as a result of the implementation of new contracts.  Contract revenue for the Engineering Services and Public Finance Services segments increased $4.5 million, or 18.9%, and $0.7 million, or 11.6%, respectively, for the six months ended June 30, 2017 as compared to the six months ended July 1, 2016. Contract revenue for the Engineering Services segment increased primarily due to greater demand for our planning and public works services in California. These increases were offset by a decrease in contract revenue for the Homeland Security Services segment of $0.1 million, or 11.9% for the six months ended June 30, 2017 to $1.2 million as compared to $1.3 million for the six months ended July 1, 2016.  Revenue in the Homeland Security Services segment decreased due to slightly lower levels of activity in the traditional planning, training, and exercise consulting services business.

Direct costs of contract revenue.    Direct costs of contract revenue were $103.7 million for the six months ended June 30, 2017, with $83.2 million attributable to the Energy Efficiency Services segment, $17.0 million attributable to the Engineering Services segment, $2.7 million attributable to the Public Finance Services segment, and $0.8 million attributable to the Homeland Security Services segment.  Overall, direct costs increased by $42.4 million, or 69.1%, to $103.7 million for the six months ended June 30, 2017 from $61.4 million for the six months ended July 1, 2016.  This increase is primarily attributable to increases in direct costs within our Energy Efficiency Services segment of $38.7 million, or 87.0%, $16.4 million of which was contributed by Genesys.  Excluding the acquisition of the assets of Genesys, direct costs within the Energy Efficiency Services segment increased by $22.3 million, primarily as a result of the higher use of sub-contractor services used by Willdan Lighting and Electric.  Direct costs for the Engineering Services segment increased $3.7 million, or 27.7%. Direct costs of contract revenue in our Public Finance Services and Homeland Security Services segments remained relatively flat.

Direct costs increased as a result of an increase in salaries and wages of $3.8 million and subcontractor services and other costs of $38.5 million. Within direct costs of contract revenue, salaries and wages decreased to 15.8% of contract revenue for the six months ended June 30, 2017 from 19.7% for the six months ended July 1, 2016, and subcontractor services and other direct costs increased to 58.2% of contract revenue for the six months ended June 30, 2017 from 46.3% of contract revenue for the six months ended July 1, 2016. Subcontractor services increased primarily due to the increased use of subcontractors to perform work primarily for Willdan Lighting and Electric in our Energy Efficiency Services segment.

General and administrative expenses.    General and administrative expenses increased by $4.2 million, or 16.4%, to $29.9 million for the six months ended June 30, 2017 from $25.7 million for the six months ended July 1, 2016. This was due primarily to increases of $4.1 million, $0.1 million and $0.1 million, in general and administrative expenses of the Energy Efficiency Services segment, the Engineering Services segment and unallocated corporate expenses, respectively.  General and administrative expenses in our Public Finance Services segment decreased by $0.1 million.  General and administrative expenses in our Homeland Security Services segment remained relatively flat. General and administrative expenses as a percentage of contract revenue decreased to 21.3% for the six months ended June 30, 2017 as compared to 27.7% for the six months ended July 1, 2016.  This decrease was primarily a result of lower accounting and legal professional service costs.

Of the $4.2 million increase in general and administrative expenses, approximately $2.2 million relates to increases in salaries and wages, payroll taxes and employee benefits, $0.8 million relates to increases in other general and administrative expenses, $0.6 million relates to increases in stock-based compensation, $0.3 million relates to increases in depreciation and amortization and $0.3 million relates to increases in facilities and facility related expenses.  The increase in salaries and wages, payroll taxes and employee benefits was primarily due to a higher number of employees.  The increase in other general and administrative expenses was primarily due to the increases in travel expenses related to business development and interest accretion related to our prior acquisitions.  The increase in stock-based compensation was primarily due to issuing grants to new employees.  The increase in facilities and facility related expenses was primarily due to opening new offices and increase in base rent.

Income from operations.     As a result of the above factors, our operating income was $6.5 million for the six months ended June 30, 2017 as compared to operating income of $5.8 million for the six months ended July 1, 2016.  The increase in income from operations was primarily due to higher income from operations in our Engineering Services segment. Income from operations as a percentage of contract revenue was 4.7% for the six months ended June 30, 2017, as compared to 6.2% in the prior year period, reflecting higher direct costs of contract revenue because of increased subcontractor costs from higher revenue in the Energy Efficiency Services segment.

Total other expense, net.    Total other expense, net was $27,000 for the six months ended June 30, 2017, as compared to $92,000 for the six months ended July 1, 2016. This decrease in expense is primarily the result of lower interest expense during the quarter ended June 30, 2017, due to the decreasing principal amounts outstanding on the notes payable related to our acquisitions.

Income tax expense.    Income tax expense was $0.5 million for the six months ended June 30, 2017, as compared to $1.4 million for the six months ended July 1, 2016.  The decrease of $0.9 million, or 62.1%, is primarily due to tax deductions related to stock option exercises. During the six months ended June 30, 2017, the difference between the tax benefit recorded and the expense that would be recorded by applying the federal statutory rate is primarily attributable to tax deductions related to stock option exercises which were significant in the six months ended June 30, 2017.  In accordance with ASU 2016-09 (see Note 1 “—Basis of Presentation, Organization and Operations of the Company”), the income tax benefit related to stock option exercises has been included as a reduction of 26.0% to our effective tax rate for the six months ended June 30, 2017.  The effective tax rate also varies from the federal statutory rate due to the impact of state income tax expense, an adjustment to the estimate of the deferred tax asset related to stock options from fiscal year 2016, and certain expenses that are non-deductible for tax purposes, including meals and entertainment, compensation expense related to incentive stock options, and employee gifts.

Net income.    As a result of the above factors, our net income was $6.0 million for the six months ended June 30, 2017, as compared to net income of $4.3 million for the six months ended July 1, 2016.

Liquidity and Capital Resources

As of June 30, 2017, we had $26.3 million of cash and cash equivalents.  Our cash increased by $3.7 million since December 30, 2016 primarily due to cash provided by operations of $7.1 million and cash from stock option exercises of $1.7 million, partially offset by payments of $3.8 million for contingent consideration and on notes payable related to our acquisitions and $1.4 million for purchases of equipment and leasehold improvements.  Our primary source of liquidity is cash generated from operations.  We also have a revolving line of credit with BMO, which matures on January 20, 2020 and provides for a revolving line of credit of up to $35.0 million, including a $10.0 million standby letter of credit sub-facility.  Subject to satisfying certain conditions described in the Credit Agreement, we may request that BMO increase the aggregate amount under the revolving line of credit by up to $25.0 million, for a total facility size of $60.0 million; however, BMO is not obligated to do so. We believe that our cash and cash equivalents on hand, cash generated by operating activities and available borrowings under our revolving line of credit will be sufficient to finance our operating activities for at least the next 12 months.

We completed the acquisition of all of the outstanding shares of Integral Analytics on July 28, 2017.  In connection with that acquisition, we paid $15.0 million in cash to the sellers of Integral Analytics upon the closing of the acquisition.  See “—Recent Acquisition” above.

Cash flows from operating activities

Cash flows provided by operating activities were $7.1 million for the six months ended June 30, 2017, as compared to cash flows provided by operating activities of $7.2 million for the six months ended July 1, 2016.  Cash flows provided by operating activities in the six months ended June 30, 2017 resulted primarily from our net income, increases in accounts payable and accrued liabilities and a decrease in accounts receivable, partially offset by an increase in costs and estimated earnings in excess of billings on uncompleted contracts as a result of milestone billing arrangements contained in certain contracts that do not allow us to bill until various stages of our work are complete.  Cash flows provided by operating activities for the six months ended July 1, 2016 resulted primarily from an increase in cash flows from collections of accounts receivable, and increases in accrued liabilities, billings in excess of costs and estimated earnings on uncompleted contracts and net income, partially offset by an increase in costs and estimated earnings in excess of billings on uncompleted contracts.

Cash flows from investing activities

Cash flows used in investing activities were $1.4 million for the six months ended June 30, 2017 as compared to cash flows used in investing activities of $9.8 million for the six months ended July 1, 2016. The cash flows used in investing activities in the six months ended June 30, 2017 were primarily due to purchase of equipment and leasehold improvements. The cash flows used in investing activities in the six months ended July 1, 2016 were primarily due to cash paid in March 2016 for the acquisition of substantially all of the assets of Genesys.

Since June 30, 2017, we used cash of $15.0 million to pay for a portion of the purchase price of Integral Analytics.  See “—Recent Acquisition” above.

Cash flows from financing activities

Cash flows used in financing activities were $2.0 million for the six months ended June 30, 2017 as compared to cash flows used in financing activities of $3.4 million for the six months ended July 1, 2016.  The cash flows used in financing activities for the six months ended June 30, 2017 were primarily attributable to payments of $3.8 million for contingent consideration and on notes payable related to our acquisitions, offset by $1.7 million in proceeds from stock option exercises.  The cash flows used in financing activities for the six months ended July 1, 2016 were primarily attributable to payments on notes payable related to our prior acquisitions and cash paid for earn-out payments owed to the sellers of 360 Energy, which we acquired in January 2015.

Outstanding indebtedness

BMO Credit Facility.  On January 20, 2017, we and each of our subsidiaries, as guarantors (the “Guarantors”), entered into the Credit Agreement with BMO, as lender. The Credit Agreement amends and extends our prior credit agreement with BMO (the “Prior Credit Agreement”), which was set to mature on March 24, 2017.  The Credit Agreement provides for a $35.0 million revolving line of credit, including a $10.0 million standby letter of credit sub-facility, and matures on January 20, 2020.  Subject to satisfying certain conditions described in the Credit Agreement, we may request that BMO increase the aggregate amount under the revolving line of credit by up to $25.0 million, for a total facility size of $60.0 million; however, BMO is not obligated to do so.  Unlike the Prior Credit Agreement, the revolving line of credit is no longer subject to a borrowing base limitation and the Credit Agreement no longer includes a delayed draw term loan facility.

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

As of June 30, 2017, we were in compliance with all covenants under the Credit Agreement.

Insurance Premiums. We have also financed, from time to time, insurance premiums by entering into unsecured notes payable with insurance companies. During our annual insurance renewals in the fourth quarter of our fiscal year ended December 30, 2016, we elected to finance our insurance premiums for the upcoming fiscal year.  The unpaid balance of the financed premiums totaled $200,000 and $599,000 at June 30, 2017 and December 30, 2016, respectively.

Contractual obligations

We had no material changes in commitments for long-term debt obligations, operating lease obligations or capital lease obligations as of June 30, 2017, as compared to those disclosed in our table of contractual obligations included in our Annual Report on Form 10-K for the year ended December 30, 2016.

As noted in our Annual Report on Form 10-K for the year ended December 30, 2016, and as further discussed in Note 2 “Business Combinations” we are obligated to pay earn-out payments in connection with our acquisition of Abacus and substantially all of the assets of 360 Energy in January 2015.  As of June 30, 2017, we are obligated to pay (i) up to $3.0 million in cash, payable in installments, if certain financial targets of our divisions made up of the assets acquired from, and former employees of, 360 Energy are met during fiscal years 2017 and 2018, and (ii) up to $0.2 million in cash, payable in installments, if certain financial targets of our division made up of the assets acquired from, and former employees of, Economists.com, LLC are met during fiscal years 2016 and 2017. As of June 30, 2017, we had contingent consideration payable of $3.2 million related to these acquisitions, which includes $281,000 of accretion (net of fair value adjustments) related to the contingent consideration.

Since June 30, 2017, we completed the acquisition of all of the outstanding shares of Integral Analytics on July 28, 2017.  As part of that acquisition, we are obligated to pay up to $12.0 million in cash based on future work obtained from the business of Integral Analytics during the three years after the closing of the acquisition.  See “—Recent Acquisition” above.

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

Revenue Recognition

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which clarifies existing accounting literature relating to how and when revenue is recognized by an entity. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. In doing so, an entity will need to exercise a greater degree of judgment and make more estimates than under the current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each separate performance obligation. ASU 2014-09 also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. In August 2015, the FASB issued Update 2015-14, which defers the implementation of ASU 2014-09 for one year from the initial effective date.  ASU 2014-09 is effective for public companies for interim and annual reporting periods beginning after December 15, 2017, and is to be applied either retrospectively or using the cumulative effect transition method, with early adoption not permitted.  In December 2016, the FASB issued ASU 2016-20, Revenue from Contracts with Customers (Topic 606), which further clarifies the current revenue recognition guidance.  This update is intended to increase stakeholders’ awareness of the proposals and to expedite improvements to ASU 2014-09. We are continuing to evaluate the impact that the new standard will have on the contract portfolio. Our approach will include a detailed review of contracts and comparing historical accounting policies and practices to the new standard. Because the standard may impact our business processes, systems and controls, we will also develop a comprehensive change management plan to guide the implementation if, and as needed. We are currently evaluating the impact the adoption of ASU 2016-20 will have on our consolidated financial statements and related disclosures. We will adopt the requirements of the new standard effective December 30, 2017, and due to the acquisition of all of the outstanding shares of Integral Analytics on July 28, 2017, we are continuing to assess the transition method to be selected.

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

As of June 30, 2017, we had cash and cash equivalents of $26.3 million. This amount represents cash on hand in business checking accounts with BMO.

We do not engage in trading activities and do not participate in foreign currency transactions or utilize derivative financial instruments.

We are subject to interest rate risk in connection with borrowings under our revolving line of credit which bears interest at variable rates. At June 30, 2017, we had $1.5 million of borrowings outstanding under our $35.0 million revolving credit facility and $2.6 million in letters of credit were issued with $30.9 million available for borrowing after considering the credit agreement’s debt covenants.  Borrowings under the Credit Agreement bear interest at a rate equal to either, at our option, (i) the highest of the prime rate, the Federal Funds Rate plus 0.5% or one-month LIBOR plus 1% (the “Base Rate”) or (ii) LIBOR, in each case plus an applicable margin ranging from 0.25% to 1.00% with respect to Base Rate borrowings and 1.25% to 2.00% with respect to LIBOR borrowings, and mature on January 20, 2020. The applicable margin will be based upon our consolidated leverage ratio. We will also be required to pay a commitment fee for the unused portion of the revolving line of credit, which will range from 0.20% to 0.35% per annum, and fees on any letters of credit drawn under the facility, which will range from 0.94% to 1.50%, in each case, depending on our consolidated leverage ratio.  Our borrowings under the revolving line of credit bear interest at the LIBOR rate plus an applicable margin ranging between 1.25% and 2.00%, currently set at the LIBOR rate plus 1.25%, or 2.4% as of June 30, 2017 and matures on January 20, 2020. We do not have any interest rate hedges or swaps.  Based upon the amount of outstanding indebtedness, a one percentage point change in the assumed interest rate would change our annual interest expense by approximately $15,000 in 2017.

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

In connection with the preparation of this Quarterly Report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2017. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, as of June 30, 2017. No change in our internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

City of Glendale v. Willdan Financial Services, Superior Court of California, Los Angeles County

The Department of Water and Power of the City of Glendale, California (the “City of Glendale”) and we have settled within insurance policy limits, a lawsuit brought by the City of Glendale against us on July 16, 2014, relating to a project performed by Willdan Financial Services to prepare a Cost of Services Analysis for the City of Glendale. We denied all allegations asserted in the lawsuit. As part of the settlement, the City of Glendale voluntarily dismissed the lawsuit with prejudice on May 12, 2017 and agreed to release any and all claims that it may have against us, whether known or unknown, pertaining to the subject matter of the lawsuit. For more information regarding this lawsuit, see “Item 1. Legal Proceedings” in our Quarterly Report on Form 10-Q for the period ended March 31, 2017.

Item 1A.  Risk Factors

Except as noted below, there are no material changes to the risk factors set forth in “Item 1A. Risk Factors,” of our Annual Report on Form 10-K for the year ended December 30, 2016.

We have made and expect to continue to make acquisitions that could disrupt our operations and adversely impact our business, results of operations and financial condition, including our recent acquisition of Integral Analytics. Our failure to conduct due diligence effectively, or our inability to successfully integrate acquisitions, could impede us from realizing all of the benefits of the acquisitions, which could weaken our results of operations.

A key part of our growth strategy, as shown by our recent acquisition of Integral Analytics, our March 2016 acquisition of substantially all of the assets of Genesys and our January 2015 acquisitions of Abacus and substantially all of the assets of 360 Energy, is to acquire other companies that complement our lines of business or that broaden our technical capabilities and geographic presence. We may continue to acquire companies as an element of our growth strategy; however, our ability to make acquisitions is restricted under our amended credit agreement. Acquisitions involve certain known and unknown risks that could cause our actual growth or operating results to differ from our expectations or the expectations of securities analysts. For example:

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

If we fail to conduct due diligence on our potential targets effectively, we may, for example, not identify problems at target companies, or fail to recognize incompatibilities or other obstacles to successful integration. Our inability to successfully integrate future acquisitions could impede us from realizing all of the benefits of those acquisitions and could severely weaken our business operations. The integration process may disrupt our business and, if implemented ineffectively, may preclude realization of the full benefits expected by us and could harm our results of operations. In addition, the overall integration of the combining companies may result in unanticipated problems, expenses, liabilities and competitive responses and may cause our stock price to decline. The difficulties of integrating an acquisition include, among others:

•	issues in integrating information, communications and other systems;

•	incompatibility of logistics, marketing and administration methods;

•	maintaining employee morale and retaining key employees;

•	integrating the business cultures of both companies;

•	preserving important strategic client relationships;

•	consolidating corporate and administrative infrastructures and eliminating duplicative operations; and

•	coordinating and integrating geographically separate organizations.

Even if the operations of an acquisition are integrated successfully, we may not realize the full benefits of the acquisition, including the synergies, cost savings or growth opportunities that we expect. These benefits may not be achieved within the anticipated time frame, or at all.

Further, acquisitions may cause us to:

•	issue common stock that would dilute our current stockholders’ ownership percentage;

•	use a substantial portion of our cash resources;

•	increase our interest expense, leverage and debt service requirements (if we incur additional debt to pay for an acquisition);

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

Our results after the acquisition of Integral Analytics may suffer if we do not effectively manage our expanded operations following the acquisition.

Following the acquisition of Integral Analytics, the size of our business will increase. Our future success depends, in part, upon our ability to manage this expanded business, which will pose substantial challenges for our management, including challenges related to the management and monitoring of additional operations and associated increased costs and complexity. There can be no assurances we will be successful or that we will realize the expected benefits currently anticipated from the acquisition of Integral Analytics.

The Integral Analytics business may underperform relative to our expectations.

We may not be able to maintain the levels of revenue, earnings or operating efficiency that we and Integral Analytics have achieved or might achieve separately. The business and financial performance of Integral Analytics are subject to certain risks and uncertainties, including the risk of the loss of, or changes to, its relationships with its dealers and suppliers. We may be unable to achieve the same growth, revenues and profitability that Integral Analytics has achieved in the past.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On July 28, 2017, in connection with our acquisition of Integral Analytics, we issued 90,611 shares of Common Stock to the IA Stockholders (the “IA Stock Issuance”), as partial consideration for the IA Acquisition. For further discussion of our acquisition of Integral Analytics, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Acquisition.”

The issuances of Common Stock in the IA Stock Issuance was not registered under the Securities Act of 1933, as amended (the “Securities Act”). Such shares were issued in a private placement exempt from the registration requirements of the Securities Act, in reliance on the exemptions set forth in Section 4(a)(2) of the Securities Act and Rule 506 under Regulation D for issuances to less than 35 non-accredited investors.

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

10.1		Willdan Group, Inc. Amended and Restated 2008 Performance Incentive Plan (3)
10.2		Willdan Group, Inc. Amended and Restated 2006 Employee Stock Purchase Plan (3)
10.3

Stock Purchase Agreement, dated July 28, 2017, by and among Willdan Group, Inc., Willdan Energy Solutions, Integral Analytics, Inc., the Shareholders of Integral Analytics, Inc. and the Sellers’ Representative (as defined therein) (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (4)

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
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of June 30, 2017 and July 1, 2016; (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2017 and July 1, 2016; (iii) the Condensed Consolidated Statements of Stockholders Equity for the three and six months ended June 30, 2017; (iv) the Condensed Consolidated Statement of Cash Flows for the three and six months ended June 30, 2017 and July 1, 2016 and (iv) the Notes to the Condensed Consolidated Financial Statements.

*	Filed herewith.

(1)	Incorporated by reference to Willdan Group, Inc.’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on August 9, 2006, as amended (File No. 333-136444).

(2)	Incorporated by reference to Willdan Group, Inc.’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 13, 2009.

(3)	Incorporated by reference to Willdan Group, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 9, 2017.

(4)	Incorporated by reference to Willdan Group, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 3, 2017.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLDAN GROUP, INC.

By:	/s/ Stacy B. McLaughlin
Stacy B. McLaughlin
Vice President and Chief Financial Officer
Date: August 4, 2017