Form 10-Q
period 2017-09-29
Willdan Group, Inc.
filed 2017-11-03
CIK 1370450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2017

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

As of November 2, 2017, there were 8,763,682 shares of common stock, $0.01 par value per share, of Willdan Group, Inc. issued and outstanding.

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

These statements involve certain known and unknown risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements.  Such risks and uncertainties include, among others, those listed in this report.  The forward-looking statements in this report, as well as subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, are hereby expressly qualified in their entirety by the cautionary statements in this report, including the risk factors in our Annual Report on Form 10-K for the year ended December 30, 2016 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.  We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 29,	December 30,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$5,603,000	$22,668,000
Accounts receivable, net of allowance for doubtful accounts of $516,000 and $785,000 at September 29, 2017 and December 30, 2016, respectively	36,084,000	30,285,000
Costs and estimated earnings in excess of billings on uncompleted contracts	27,188,000	18,988,000
Other receivables	1,778,000	699,000
Prepaid expenses and other current assets	2,831,000	2,601,000
Total current assets	73,484,000	75,241,000
Equipment and leasehold improvements, net	5,360,000	4,511,000
Goodwill	40,056,000	21,947,000
Other intangible assets, net	11,145,000	5,941,000
Other assets	807,000	707,000
Total assets	$130,852,000	$108,347,000
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$23,048,000	$17,395,000
Accrued liabilities	17,755,000	19,049,000
Contingent consideration payable	777,000	1,925,000
Billings in excess of costs and estimated earnings on uncompleted contracts	7,102,000	8,377,000
Notes payable	1,276,000	3,972,000
Capital lease obligations	307,000	334,000
Total current liabilities	50,265,000	51,052,000
Contingent consideration payable	8,205,000	2,537,000
Notes payable	1,500,000	2,074,000
Capital lease obligations, less current portion	177,000	210,000
Deferred lease obligations	650,000	714,000
Deferred income taxes, net	3,626,000	1,842,000
Total liabilities	64,423,000	58,429,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized; 8,764,000 and 8,348,000 shares issued and outstanding at September 29, 2017 and December 30, 2016, respectively	88,000	83,000
Additional paid-in capital	50,043,000	42,376,000
Retained earnings	16,298,000	7,459,000
Total stockholders’ equity	66,429,000	49,918,000
Total liabilities and stockholders’ equity	$130,852,000	$108,347,000

See accompanying notes to the unaudited condensed consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2017	2016	2017	2016

Contract revenue	$69,007,000	$58,660,000	$209,191,000	$151,516,000

Direct costs of contract revenue (inclusive of directly related depreciation and amortization):
Salaries and wages	11,425,000	10,421,000	33,594,000	28,753,000
Subcontractor services and other direct costs	37,310,000	32,134,000	118,881,000	75,161,000
Total direct costs of contract revenue	48,735,000	42,555,000	152,475,000	103,914,000

General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	8,691,000	7,825,000	26,092,000	23,035,000
Facilities and facility related	1,235,000	1,039,000	3,478,000	2,978,000
Stock-based compensation	896,000	268,000	1,992,000	732,000
Depreciation and amortization	1,053,000	742,000	2,896,000	2,308,000
Other	4,214,000	3,178,000	11,548,000	9,694,000
Total general and administrative expenses	16,089,000	13,052,000	46,006,000	38,747,000
Income from operations	4,183,000	3,053,000	10,710,000	8,855,000

Other income (expense):
Interest expense	(23,000)	(43,000)	(88,000)	(137,000)
Other, net	18,000	—	56,000	2,000
Total other expense, net	(5,000)	(43,000)	(32,000)	(135,000)
Income before income taxes	4,178,000	3,010,000	10,678,000	8,720,000

Income tax expense	1,292,000	548,000	1,839,000	1,990,000
Net income	$2,886,000	$2,462,000	$8,839,000	$6,730,000

Earnings per share:
Basic	$0.33	$0.30	$1.03	$0.82
Diluted	$0.31	$0.28	$0.97	$0.79

Weighted-average shares outstanding:
Basic	8,730,000	8,308,000	8,580,000	8,181,000
Diluted	9,248,000	8,720,000	9,138,000	8,516,000

See accompanying notes to the unaudited condensed consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional
	Common Stock		Paid-in
	Shares	Amount	Capital	Retained Earnings	Total
Balance at December 30, 2016	8,348,000	$83,000	$42,376,000	$7,459,000	$49,918,000
Shares of common stock issued in connection with employee stock purchase plan	62,000	1,000	829,000	—	830,000
Shares of common stock issued in connection with incentive stock plan	263,000	3,000	1,748,000	—	1,751,000
Stock issued to acquire business	91,000	1,000	3,098,000	—	3,099,000
Stock-based compensation expense	—	—	1,992,000	—	1,992,000
Net income	—	—	—	8,839,000	8,839,000
Balance at September 29, 2017	8,764,000	$88,000	$50,043,000	$16,298,000	$66,429,000

See accompanying notes to the unaudited condensed consolidated financial statements

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 29,	September 30,
	2017	2016
Cash flows from operating activities:
Net income	$8,839,000	$6,730,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,976,000	2,314,000
Deferred income taxes, net	1,784,000	2,556,000
Loss on sale/disposal of equipment	26,000	3,000
(Recovery of) provision for doubtful accounts	(98,000)	92,000
Stock-based compensation	1,992,000	732,000
Accretion and fair value adjustments of contingent consideration	779,000	(139,000)
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts receivable	(5,061,000)	5,148,000
Costs and estimated earnings in excess of billings on uncompleted contracts	(8,200,000)	(7,956,000)
Other receivables	(1,071,000)	(1,918,000)
Prepaid expenses and other current assets	(167,000)	(335,000)
Other assets	44,000	56,000
Accounts payable	5,408,000	1,760,000
Accrued liabilities	(3,340,000)	5,246,000
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,812,000)	2,469,000
Deferred lease obligations	(64,000)	(9,000)
Net cash provided by operating activities	2,035,000	16,749,000
Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(1,826,000)	(1,386,000)
Cash paid for acquisitions, net of cash acquired	(14,603,000)	(8,857,000)
Net cash used in investing activities	(16,429,000)	(10,243,000)
Cash flows from financing activities:
Payments on contingent consideration	(1,659,000)	(1,285,000)
Payments on notes payable	(3,270,000)	(3,083,000)
Principal payments on capital lease obligations	(323,000)	(411,000)
Proceeds from stock option exercise	1,751,000	164,000
Proceeds from sales of common stock under employee stock purchase plan	830,000	209,000
Net cash used in financing activities	(2,671,000)	(4,406,000)
Net (decrease) increase in cash and cash equivalents	(17,065,000)	2,100,000
Cash and cash equivalents at beginning of period	22,668,000	16,487,000
Cash and cash equivalents at end of period	$5,603,000	$18,587,000
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$88,000	$137,000
Income taxes	2,142,000	2,046,000
Supplemental disclosures of noncash investing and financing activities:
Issuance of notes payable related to business acquisitions	$—	$4,569,000
Issuance of common stock related to business acquisitions	3,099,000	2,228,000
Contingent consideration related to business acquisitions	5,400,000	—
Other payable for working capital adjustment	1,881,000	—
Other receivable for working capital adjustment	—	604,000
Equipment acquired under capital leases	263,000	186,000

See accompanying notes to the unaudited condensed consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 29, 2017
(Unaudited)

1.BASIS OF PRESENTATION, ORGANIZATION AND OPERATIONS OF THE COMPANY

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments, which consist of only normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the consolidated results for the interim periods presented.  The Company operates and reports its quarterly financial results based on the 13-week period ending on the Friday closest to March 31, June 30 and September 30 and the 13 or 14-week period ending on the Friday closest to December 31, as applicable, with consideration of business days.  Results for the interim periods are not necessarily indicative of results for the full year. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  The condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 30, 2016.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Willdan Group, Inc. and its wholly-owned subsidiaries, Willdan Energy Solutions, Willdan Engineering, Willdan Infrastructure, Public Agency Resources, Willdan Financial Services and Willdan Homeland Solutions and their respective subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

As of September 29, 2017, the Company had one VIE— Genesys Engineering, P.C. (“Genesys”).  Pursuant to New York law, the Company does not own capital stock of Genesys and does not have control over the professional decision making of Genesys’ engineering services.  Genesys has a sole shareholder who is a licensed engineer in New York (the “Shareholder”). The Company has entered into an administrative services agreement with Genesys pursuant to which Willdan Energy Solutions (“WES”), the Company’s wholly-owned subsidiary, will provide Genesys with ongoing administrative, operational and other non-professional support services.  Genesys pays WES a service fee (the “Service Fee”), which consists of all of the costs incurred by WES to provide the administrative services to Genesys plus ten percent of such costs, as well as any other costs that relate to professional service supplies and personnel costs.  The Company manages Genesys and has the power to direct the activities that most significantly impact Genesys’s performance, in addition to being obligated to absorb expected losses from Genesys. Accordingly, the Company is the primary beneficiary of Genesys and consolidates Genesys as a VIE.

Management also concluded there is no noncontrolling interest related to the consolidation of Genesys because management determined that (i) the Shareholder of Genesys does not have more than a nominal amount of equity investment at risk, (ii) WES absorbs the expected losses of Genesys through its deferral of Genesys’s Service Fees owed to WES, and the Company has, since entering into the administrative services agreement, had to continuously defer the Service Fees for Genesys, and (iii) the Company believes Genesys will continue to have a shortfall on payment of its Service Fees for the foreseeable future, leaving no expected residual returns for the Shareholder. For more information regarding Genesys, see Note 2 “Business Combinations.”

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

Retainage is included in accounts receivable in the accompanying consolidated financial statements. Retainage represents the billed amount that is retained by the customer, in accordance with the terms of the contract, generally until performance is substantially complete.  At September 29, 2017 and December 30, 2016, the Company had retained accounts receivable of approximately $10.1 million and $5.2 million, respectively.

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

Liquidity

As of September 29, 2017, the Company had $5.6 million of cash and cash equivalents. The Company’s primary source of liquidity is cash generated from operations. The Company also has a revolving line of credit with BMO Harris Bank, N.A. (“BMO”), which matures on January 20, 2020 (see Note 7).  The Company believes that its cash and cash equivalents on hand, cash generated by operating activities and funds available under its line of credit (if needed and if available) will be sufficient to finance its operating activities for at least the next 12 months.

The Company completed the acquisition of all of the outstanding shares of Integral Analytics, Inc. (“Integral Analytics”) on July 28, 2017.  In connection with that acquisition, the Company paid $15.0 million in cash to the sellers of Integral Analytics upon the closing of the acquisition.  For further discussion of the acquisition of Integral Analytics, see Note 2 “Business Combinations” below.

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

Revenue Recognition

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which clarifies existing accounting literature relating to how and when revenue is recognized by an entity. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. In doing so, an entity will need to exercise a greater degree of judgment and make more estimates than under the current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each separate performance obligation. ASU 2014-09 also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. In August 2015, the FASB issued Update 2015-14, which defers the implementation of ASU 2014-09 for one year from the initial effective date.  ASU 2014-09 is effective for public companies for interim and annual reporting periods beginning after December 15, 2017, and is to be applied either retrospectively or using the cumulative effect transition method, with early adoption not permitted.  In December 2016, the FASB issued ASU 2016-20, Revenue from Contracts with Customers (Topic 606), which further clarifies the current revenue recognition guidance.  This update is intended to increase stakeholders’ awareness of the proposals and to expedite improvements to ASU 2014-09. The Company is continuing to evaluate the impact that the new standard will have on the contract portfolio. The Company’s approach has included a detailed review of contracts and comparing historical accounting policies and practices to the new standard. Because the standard may impact the Company’s business processes, systems and controls, the Company will also develop a comprehensive change management plan to guide the implementation. The Company is currently evaluating the impact the adoption of ASU 2016-20 will have on the Company’s consolidated financial statements and related disclosures.  The Company will adopt the requirements of the new standard effective beginning fiscal year 2018, and the Company expects to use the Modified Retrospective method.

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

2.BUSINESS COMBINATIONS

Acquisition of Integral Analytics

On July 28, 2017, the Company and the Company’s wholly-owned subsidiary, WES, acquired all of the outstanding shares of Integral Analytics, a data analytics and software company, pursuant to the Stock Purchase Agreement, dated July 28, 2017 (the “Purchase Agreement”), by and among Willdan Group, WES, Integral Analytics, the stockholders of Integral Analytics (the “IA Stockholders”) and the Sellers’ Representative (as defined therein).

Pursuant to the terms of the Purchase Agreement, WES will pay the IA Stockholders a maximum purchase price of $30.0 million, consisting of (i) $15.0 million in cash paid at closing (subject to certain post-closing tangible net asset value adjustments), (ii) 90,611 shares of common stock, par value $0.01 per share, of Willdan Group, Inc. (“Common Stock”) issued at closing, equaling $3.0 million, calculated based on the volume-weighted average price of shares of Common Stock for the ten trading days immediately prior to, but not including, the closing date of the acquisition of Integral Analytics (the “Closing Date”) and (iii)  up to $12.0 million in cash for a percentage of sales attributable to the business of Integral Analytics during the three years after the Closing Date, as more fully described below (such potential payments of up to $12.0 million, being referred to as “Earn-Out Payments” and $12.0 million in respect thereof, being referred to as the “Maximum Payout”).  The Company used cash on hand for the $15.0 million cash payment paid at closing.

The size of the Earn-Out Payments to be paid will be determined based on two factors. First, the IA Stockholders will receive 2% of gross contracted revenue for new work sold by the Company in close collaboration with

Integral Analytics during the three years following the Closing Date (the “Earn-Out Period”). Second, the IA Stockholders will receive 20% of the gross contracted revenue specified in each executed and/or effective software licensing agreement, entered into by the Company or one of its affiliates that contains pricing either equal to or greater than standard pricing, of software offered for licensing by Integral Analytics during the Earn-Out Period. The amounts due to the IA Stockholders pursuant to these two factors will in no event, individually or in the aggregate, exceed the Maximum Payout. Earn-Out Payments will be made in quarterly installments for each year of the Earn-Out Period. For the purposes of both of these factors credit will be given to Integral Analytics for the gross contracted revenue in the quarter in which the contract/license is executed, regardless of when the receipt of payment thereunder is expected. The amount of gross contracted revenue for contracts with unfunded ceilings or of an indeterminate contractual value will be mutually agreed upon. Further, in the event of a change of control of WES during the Earn-Out Period, any then-unpaid amount of the Maximum Payout will be paid promptly to the IA Stockholders, even if such Earn-Out Payments have not been earned at that time. The Company has agreed to certain covenants regarding the operation of Integral Analytics during the Earn-Out Period, of which a violation by the Company could result in damages being paid to the IA Stockholders in respect of the Earn-Out. In addition, the Earn-Out Payments will be subject to certain subordination provisions in favor of BMO, the Company’s senior secured lender.

WES has also established a bonus pool for the employees of Integral Analytics to be paid based on Integral Analytics’ performance against certain targets.

The acquisition was accounted for as a business combination in accordance with ASC 805. Under ASC 805, the Company recorded the acquired assets and assumed liabilities at their estimated fair value with the excess allocated to goodwill. Goodwill represents the value the Company expects to achieve through the operational synergies and the expansion into new markets. The Company estimates that the entire $18.3 million of goodwill resulting from the acquisition will be tax deductible. Consideration for the acquisition includes the following preliminary information:

Integral Analytics
Cash paid	$15,000,000
Other payable for working capital adjustment	1,881,000
Issuance of common stock	3,099,000
Contingent consideration	5,400,000
Total consideration	$25,380,000

The following table summarizes the preliminary amounts for the acquired assets recorded at their estimated fair value as of the acquisition date:

Integral Analytics
Current assets	$711,000
Non-current assets	2,000
Cash	397,000
Property, plant and equipment	5,000
Liabilities	(946,000)
Customer relationships	1,510,000
Tradename	1,040,000
Developed Technology	2,760,000
In-process Technology	1,650,000
Goodwill	18,251,000
Net assets acquired	$25,380,000

The following unaudited pro forma financial information for the three and nine months ended September 29, 2017 and September 30, 2016 assumes that acquisition of all the outstanding shares of Integral Analytics occurred on January 2, 2016 as follows:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
In thousands (except per share data)	2017	2016	2017	2016
Pro forma revenue	$69,149	59,869	211,279	163,290

Pro forma income from operations	3,916	2,511	8,787	8,158
Pro forma net income	2,705	2,054	6,913	6,186

This pro forma supplemental information does not purport to be indicative of what the company’s operating results would have been had this transaction occurred on January 2, 2016 and may not be indicative of future operating results.

During the three months ended September 29, 2017, the acquisition of all of the outstanding shares of Integral Analytics contributed $0.5 million in revenue and $0.4 million of loss from operations.  Acquisition related costs of $194,000 were expensed as incurred in general and administrative expenses during the three month period ended September 29, 2017.

Acquisition of Substantially All of the Assets of Genesys

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

Pursuant to the terms of the Agreement, WES or WESGEN, as applicable, paid the Genesys Shareholders an aggregate purchase price (the “Purchase Price”) of approximately $15.1 million, including post-closing working capital and tax adjustments. The Purchase Price consisted of (i) $6.0 million in cash, paid at closing, and $2.9 million paid in cash after closing for working capital and tax adjustments, (ii) 255,808 shares of Common Stock, with a fair value on the date of closing of $2.2 million, (iii) $4.6 million in cash, payable in twenty-four (24) equal monthly installments beginning on March 26, 2016 (the “Installment Payments”), and (iv) offset by a $0.6 million receivable paid to WES for working capital adjustments.  Until the third anniversary of the closing date, the Genesys Shareholders are prohibited from transferring or disposing of any Common Stock received in connection with the Acquisition.

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

Genesys continues to be a professional corporation organized under the laws of the State of New York, wholly-owned by one or more licensed engineers. Pursuant to New York law, the Company does not own capital stock of Genesys. Genesys has a sole shareholder who is a licensed engineer in New York (i.e. the Shareholder).  The Company has entered into an agreement with the Shareholder pursuant to which the Shareholder will be prohibited from selling, transferring or encumbering the Shareholder’s ownership interest in Genesys without the Company’s consent. Notwithstanding the Company’s rights regarding the transfer of Genesys’s stock, the Company does not have control over the professional decision making of Genesys’s engineering services. The Company has entered into an administrative services agreement with Genesys pursuant to which WES will provide Genesys with ongoing administrative, operational and other non-professional support services.  Genesys pays WES the Service Fee, which consists of all of the costs incurred by WES to provide the administrative services to Genesys plus ten percent of such costs, as well as any other costs that relate to professional service supplies and personnel costs.  As a result of the administrative services agreement, the Company absorbs the expected losses of Genesys through its deferral of Genesys’s Service Fees owed to WES.

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

During the three and nine months ended September 29, 2017, the acquisition of substantially all of the assets of Genesys contributed $14.9 million and $53.0 million in revenue and $0.1 million and $1.5 million of income from operations.  There were no acquisition costs related to Genesys recorded during the three and nine months ended September 29, 2017.

3.GOODWILL AND OTHER INTANGIBLE ASSETS

As of September 29, 2017, the Company had $40.1 million of goodwill, which primarily relates to the Energy Efficiency Services reporting segment and the acquisitions of substantially all of the assets of Genesys and 360 Energy Engineers, LLC (“360 Energy”) and the acquisitions of Integral Analytics and Abacus Resource Management Company (“Abacus”).  A portion of the goodwill also relates to the Public Finance Services reporting segment and the acquisition of Economists.com, LLC. The changes in the carrying value of goodwill by reporting unit for the nine months ended September 29, 2017 were as follows:

	December 30,	Additions /	September 29,
Reporting Unit	2016	Adjustments	2017
Energy Efficiency Services	$21,198,000	$18,109,000	$39,307,000
Financial Services	749,000	—	749,000
	$21,947,000	$18,109,000	$40,056,000

The gross amounts and accumulated amortization of the Company’s acquired identifiable intangible assets with finite useful lives as of September 29, 2017 included in other intangible assets, net in the accompanying condensed consolidated balance sheets, were as follows:

	September 29, 2017		December 30, 2016
	Gross	Accumulated	Gross	Accumulated	Amortization
	Amount	Amortization	Amount	Amortization	Period (yrs)
Backlog	$1,398,000	$901,000	$1,398,000	$639,000			5.0
Tradename	3,779,000	1,818,000	2,739,000	1,142,000	2.5	-	6.0
Non-compete agreements	1,331,000	674,000	1,331,000	463,000			4.0
Developed Technology	2,760,000	58,000	—	—			8.0
In-process Technology	1,650,000	28,000	—	—			10.0
Customer relationships	4,770,000	1,064,000	3,260,000	543,000	5.0	-	8.0
	$15,688,000	$4,543,000	$8,728,000	$2,787,000

The Company’s amortization expense for acquired identifiable intangible assets with finite useful lives was $0.7 million and $1.8 million for the fiscal three and nine months ended September 29, 2017 as compared to $0.4 million and $1.4 million for the fiscal three and nine months ended September 30, 2016.  Estimated amortization expense for acquired identifiable intangible assets for the remainder of fiscal year 2017 is $0.7 million and the succeeding years are as follows:

Fiscal year:
2018	$2,823,000
2019	1,959,000
2020	1,546,000
2021	981,000
2022	872,000
Thereafter	2,236,000
$10,417,000

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

The following table sets forth the number of weighted-average common shares outstanding used to compute basic and diluted EPS:

	Three months ended		Nine months ended
	September 29,	September 30,	September 29,	September 30,
	2017	2016	2017	2016
Net income	$2,886,000	$2,462,000	$8,839,000	$6,730,000
Weighted-average common shares outstanding	8,730,000	8,308,000	8,580,000	8,181,000
Effect of dilutive stock options and restricted stock awards	518,000	412,000	558,000	335,000
Weighted-average common shares outstanding-diluted	9,248,000	8,720,000	9,138,000	8,516,000
Earnings per share:
Basic	$0.33	$0.30	$1.03	$0.82
Diluted	$0.31	$0.28	$0.97	$0.79

For the three and nine months ended September 29, 2017, 137,000 and 89,000 options were excluded from the calculation of dilutive potential common shares, as compared to 280,000 and 330,000 options for the three and nine months ended September 30, 2016.  These options were not included in the computation of dilutive potential common shares because the assumed proceeds per share exceeded the average market price per share for the 2017 and 2016 periods. Accordingly, the inclusion of these options would have been anti-dilutive.

5.EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

Equipment and leasehold improvements consist of the following:

	September 29,	December 30,
	2017	2016
Furniture and fixtures	$2,998,000	$2,353,000
Computer hardware and software	8,131,000	7,686,000
Leasehold improvements	1,097,000	1,094,000
Equipment under capital leases	1,164,000	1,076,000
Automobiles, trucks, and field equipment	2,020,000	1,446,000
	15,410,000	13,655,000
Accumulated depreciation and amortization	(10,050,000)	(9,144,000)
Equipment and leasehold improvements, net	$5,360,000	$4,511,000

6.ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	September 29,	December 30,
	2017	2016
Accrued bonuses	$1,444,000	$2,090,000
Accrued interest	2,000	1,000
Paid leave bank	2,522,000	2,129,000
Compensation and payroll taxes	1,331,000	2,006,000
Accrued legal	120,000	177,000
Accrued workers’ compensation insurance	286,000	81,000
Accrued rent	177,000	166,000
Employee withholdings	1,130,000	1,337,000
Client deposits	177,000	139,000
Accrued subcontractor costs	9,393,000	8,100,000
Other	1,173,000	2,823,000
Total accrued liabilities	$17,755,000	$19,049,000

7.DEBT

Total debt obligations consist of the following:

	September 29,	December 30,
	2017	2016
Outstanding borrowings on revolving credit facility	$1,500,000	$—
Outstanding borrowings on delayed draw term loan	—	1,500,000
Notes payable for 360 Energy, bearing interest at 4%, payable in monthly principal and interest installments of $88,752 through December 2017.	253,000	1,031,000
Notes payable for Abacus, bearing interest at 4%, payable in monthly principal and interest installments of $54,281 through January 2017.	—	54,000
Notes payable for insurance, bearing interest at 2.98%, payable in monthly principal and interest installments of $67,620 through October 2017.	67,000	599,000
Deferred purchase price for the acquisition of substantially all of the assets of Genesys, bearing interest at 0.650%, payable in monthly principal and interest installments of $191,667 through March 2018.	956,000	2,862,000
Total debt obligations	2,776,000	6,046,000
Less current portion	1,276,000	3,972,000
Debt obligations, less current portion	$1,500,000	$2,074,000

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

As of September 29, 2017, the Company was in compliance with the financial covenants under the Credit Agreement.

Notes Payable. On January 15, 2015, in connection with the completion of the acquisition of Abacus, WES issued promissory notes to Mark Kinzer (the “Kinzer Note”) and Steve Rubbert (the “Rubbert Note” and, together with the Kinzer Note, the “Abacus Notes”). The initial outstanding principal amounts of the Kinzer Note and the Rubbert Note were $0.6 million and $0.6 million, respectively. The Abacus Notes provide for a fixed interest rate of 4% per annum. The Abacus Notes were fully amortizing and payable in equal monthly installments between January 15, 2015 and their January 15, 2017 maturity date. The Abacus Notes contain events of default provisions customary for documents of this nature. Mr. Kinzer and Mr. Rubbert have entered into a Subordination Agreement, dated as of January 15, 2015, in favor of BMO, pursuant to which any indebtedness under the Abacus Notes is subordinated to any indebtedness under the Credit Agreement.  As of September 29, 2017, there were no outstanding balances for either of the Abacus Notes.

On January 15, 2015, in connection with the completion of the acquisition of substantially all of the assets of 360 Energy, WES issued a promissory note to 360 Energy (the “360 Energy Note”). The initial outstanding principal amount of the 360 Energy Note was $3.0 million. The 360 Energy Note provides for a fixed interest rate of 4% per annum. The 360 Energy Note is fully amortizing and payable in equal monthly installments between January 31, 2015 and its December 31, 2017 maturity date. The 360 Energy Note contains events of default provisions customary for documents of this nature. 360 Energy has entered into a Subordination Agreement, dated as of January 15, 2015, in favor of BMO, pursuant to which any indebtedness under the 360 Energy Note is subordinated to any indebtedness under the Credit Agreement. From issuance through September 29, 2017, the Company had made principal payments of approximately $2.7 million on the 360 Energy Note and, as of September 29, 2017, the outstanding balance was $0.3 million.

Deferred Purchase Price.  The Asset Purchase and Merger Agreement for the acquisition of substantially all of the assets of Genesys dated March 4, 2016, included deferred payments to Messrs. Braun and Mineo in the amount of $2.3 million (“Deferred Payments”), each.  The Deferred Payments are to be paid in twenty-four (24) equal monthly installments in the amount of $95,834, inclusive of interest at the rate of 0.65% per annum.  Payments commenced April 4, 2016 and conclude March 4, 2018.  From issuance through September 29, 2017, the Company made payments of $3.6 million inclusive of interest and, as of September 29, 2017, the aggregate outstanding balance on the Deferred Payments to Messrs. Braun and Mineo was approximately $1.0 million.

Insurance Premiums.  The Company has also financed, from time to time, insurance premiums by entering into unsecured notes payable with insurance companies. During the Company’s annual insurance renewals in the fourth quarter of its fiscal year ended December 30, 2016, the Company elected to finance its insurance premiums for the upcoming fiscal year.  The unpaid balance of the financed premiums totaled $67,000 and $599,000 at September 29, 2017 and December 30, 2016, respectively.

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

During each fiscal year, management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. For fiscal year 2016, the Company ultimately determined that it was more-likely-than-not that the entire California net operating loss will not be utilized prior to expiration.  Significant pieces of objective evidence evaluated included the Company’s history of utilization of California net operating losses in prior years for each of its subsidiaries, as well as the Company’s forecasted amount of net operating loss utilization for certain members of the combined group.  As a result, the Company recorded a valuation allowance in the amount of $72,000 at the end of fiscal year 2016 related to California net operating losses.  There was no change to the valuation allowance during the nine month period ended September 29, 2017.

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

The Company recognizes the tax benefit from uncertain tax positions if it is more likely than not that the tax positions will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefit is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.  As of September 29, 2017, the Company recorded a liability of $0.3 million for uncertain tax positions related to miscellaneous tax deductions taken in open tax years.  Included in this amount are $0.1 million of tax benefits that, if recognized, would affect the effective tax rate.  No interest and penalties have been recorded related to unrecognized tax benefits as of September 29, 2017.

Based on management’s estimates and determination of an effective tax rate for the year, the Company recorded an income tax expense of $1.3 million and $1.8 million for the three and nine months ended September 29, 2017, as compared to an income tax expense of $0.5 million and $2.0 million for the three and nine months ended September 30, 2016, respectively.  During the nine months ended September 29, 2017, the difference between the effective tax rate and the federal statutory rate is primarily attributable to tax deductions related to non-qualified stock option exercises which were significant in the nine months ended September 29, 2017.  In accordance with ASU 2016-09 (see Note 1 “—Basis of Presentation, Organization and Operations of the Company”), the income tax benefit related to non-qualified stock option exercises has been included as a reduction of 16.3% to the Company’s effective tax rate for the nine months ended September 29, 2017.  The effective tax rate also varies from the federal statutory rate due to the impact of state income tax expense, an adjustment to the estimate of the deferred tax asset related to stock options from fiscal year 2016, and certain expenses that are non-deductible for tax purposes, including meals and entertainment, compensation expense related to incentive stock options, and employee gifts.

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

The accounting policies applied to determine the segment information are the same as those described in the summary of significant accounting policies included in the Company’s Annual Report on Form 10-K for the year ended December 30, 2016. There were no intersegment sales in the three and nine month periods ended September 29, 2017 and September 30, 2016.  The Company’s chief operating decision maker evaluates the performance of each segment based upon income or loss from operations before income taxes. Certain segment asset information including expenditures for long-lived assets has not been presented as it is not reported to or reviewed by the chief operating decision maker. In addition, enterprise-wide service line contract revenue is not included as it is impracticable to report this information for each group of similar services.

Financial information with respect to the reportable segments as of and for the fiscal three and nine months ended September 29, 2017 and as of and for the fiscal three and nine months ended September 30, 2016 is as follows:

	Energy		Public	Homeland
	Efficiency	Engineering	Finance	Security	Unallocated		Consolidated
	Services	Services	Services	Services	Corporate	Intersegment	Total
Fiscal Three Months Ended September 29, 2017
Contract revenue	$50,031,000	$14,980,000	$3,272,000	$724,000	$—	$—	$69,007,000
Segment profit (loss) before income tax expense	825,000	2,612,000	244,000	(55,000)	552,000	—	4,178,000
Net income (loss)	570,000	1,804,000	168,000	(38,000)	382,000	—	2,886,000
Segment assets(1)	74,955,000	12,439,000	6,809,000	799,000	58,980,000	(23,130,000)	130,852,000
Fiscal Three Months Ended September 30, 2016
Contract revenue	$41,988,000	$12,906,000	$3,199,000	$567,000	$—	$—	$58,660,000
Segment profit (loss) before income tax expense	1,058,000	1,857,000	287,000	4,000	(196,000)	—	3,010,000
Net income (loss)	895,000	1,508,000	221,000	5,000	(167,000)	—	2,462,000
Segment assets(1)	65,383,000	12,012,000	5,994,000	498,000	46,041,000	(23,130,000)	106,798,000
Fiscal Nine Months Ended September 29, 2017
Contract revenue	$153,877,000	$43,467,000	$9,973,000	$1,874,000	$—	$—	$209,191,000
Segment profit (loss) before income tax expense	3,519,000	6,230,000	1,061,000	(149,000)	17,000	—	10,678,000
Net income (loss)	2,913,000	5,157,000	878,000	(124,000)	15,000	—	8,839,000
Segment assets(1)	74,955,000	12,439,000	6,809,000	799,000	58,980,000	(23,130,000)	130,852,000
Fiscal Nine Months Ended September 30, 2016
Contract revenue	$103,574,000	$36,863,000	$9,206,000	$1,873,000	$—	$—	$151,516,000
Segment profit (loss) before income tax expense	4,257,000	4,941,000	294,000	92,000	(864,000)	—	8,720,000
Net income (loss)	3,285,000	3,814,000	227,000	71,000	(667,000)	—	6,730,000
Segment assets(1)	65,383,000	12,012,000	5,994,000	498,000	46,041,000	(23,130,000)	106,798,000

(1)	Segment assets represent segment assets, net of intercompany receivables.

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

We operate our business through a nationwide network of offices in Arizona, California, Colorado, Florida, Illinois, Kansas, New Jersey, New York, Ohio, Oregon, Texas, Utah, Washington and Washington, DC. As of September 29, 2017, we had 870 employees which include licensed engineers and other professionals.

We seek to establish close working relationships with our clients and expand the breadth and depth of the services we provide to them over time.  Our business with public and private utilities is concentrated primarily in California and New York, but we also have business with utilities in other states. We currently serve more than 25 major utility customers across the country.  Our business with public agencies is concentrated in Arizona, California and New York. We provide services to many of the cities and counties in California. We also serve special districts, school districts, a range of public agencies and private industry.

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

We consist of a family of wholly-owned companies that operate within the following segments for financial reporting purposes:

Energy Efficiency Services.   Our Energy Efficiency Services segment consists of the business of our subsidiary, Willdan Energy Solutions (“WES”), which offers energy efficiency and sustainability consulting services to utilities, public agencies and private industry and is offered to clients under a variety of business names, including Willdan Energy Solutions, Abacus Resource Management, 360 Energy Engineers, Genesys Engineering and Integral Analytics. This segment is currently our largest segment based on contract revenue, representing approximately 73.6% and 68.4% of our consolidated contract revenue for the nine months ended September 29, 2017 and September 30, 2016, respectively.

Engineering Services.    Our Engineering Services segment includes the operations of our subsidiaries, Willdan Engineering, Willdan Infrastructure and Public Agency Resources (“PARs”). Willdan Engineering provides civil engineering‑related and city planning services, geotechnical and other engineering consulting services to our clients.  Willdan Infrastructure, which was launched in fiscal year 2013, provides engineering services to larger rail, port, water, mining and other civil engineering projects.  PARs primarily provides staffing to Willdan Engineering. Contract revenue for the Engineering Services segment represented approximately 20.8% and 24.3% of our consolidated contract revenue for the nine months ended September 29, 2017 and September 30, 2016, respectively.

Public Finance Services.    Our Public Finance Services segment consists of the business of our subsidiary, Willdan Financial Services, which offers economic and financial consulting services to public agencies. Contract revenue for the Public Finance Services segment represented approximately 4.8% and 6.1% of our consolidated contract revenue for the nine months ended September 29, 2017 and September 30, 2016, respectively.

Homeland Security Services.    Our Homeland Security Services segment consists of the business of our subsidiary, Willdan Homeland Solutions, which offers national preparedness and interoperability services and communications and technology solutions. Contract revenue for our Homeland Security Services segment represented approximately 0.9% and 1.2% of our consolidated contract revenue for the nine months ended September 29, 2017 and September 30, 2016, respectively.

Recent Acquisition of Integral Analytics

On July 28, 2017, we and our wholly-owned subsidiary, WES, acquired all of the outstanding shares of Integral Analytics, Inc., a data analytics and software company, pursuant to the Stock Purchase Agreement, dated July 28, 2017 , by and among us, WES, Integral Analytics, the stockholders of Integral Analytics and the Sellers’ Representative (as defined therein).

WES will pay the stockholders of Integral Analytics a maximum purchase price of $30.0 million, consisting of (i) $15.0 million in cash paid at closing (subject to certain post-closing tangible net asset value adjustments), (ii) 90,611 shares of our common stock, issued at closing, equaling $3.0 million, calculated based on the volume-weighted average price of shares of our common stock for the ten trading days immediately prior to, but not including, the closing date of the acquisition of Integral Analytics and (iii)  up to $12.0 million in cash for a percentage of sales attributable to the business of Integral Analytics during the three years after the closing date of the Integral Analytics acquisition, as more fully described below (such potential payments of up to $12.0 million, being referred to as “Earn-Out Payments” and $12.0 million in respect thereof, being referred to as the “Maximum Payout”).  We used cash on hand for the $15.0 million cash payment paid at closing.

The size of the Earn-Out Payments to be paid will be determined based on two factors. First, the stockholders of Integral Analytics will receive 2% of gross contracted revenue for new work sold by us in close collaboration with Integral Analytics during the three years following the closing date of the acquisition of Integral Analytics (the “Earn-Out Period”). Second, the stockholders of Integral Analytics will receive 20% of the gross contracted revenue specified in each executed and/or effective software licensing agreement entered into by us or one of our affiliates that contains pricing either equal to or greater than standard pricing of software offered for licensing by Integral Analytics during the Earn-Out Period. The amounts due to the stockholders of Integral Analytics pursuant to these two factors will in no event, individually or in the aggregate, exceed the Maximum Payout. Earn-Out Payments will be made in quarterly installments for each year of the Earn-Out Period. For the purposes of both of these factors, credit will be given to Integral Analytics for the gross contracted revenue in the quarter in which the contract/license is executed, regardless of when the receipt of payment thereunder is expected. The amount of gross contracted revenue for contracts with unfunded ceilings or of an indeterminate contractual value will be mutually agreed upon. Further, in the event of a change of control of WES during the Earn-Out Period, any then-unpaid amount of the Maximum Payout will be paid promptly to the stockholders of Integral Analytics, even if such Earn-Out Payments have not been earned at that time. We have agreed to certain covenants regarding the operation of Integral Analytics during the Earn-Out Period, of which a violation by us could result in damages being paid to the stockholders of Integral Analytics in respect of the Earn-Out. In addition, the Earn-Out Payments will be subject to certain subordination provisions in favor of BMO Harris Bank, N.A., our senior secured lender.

WES has also established a bonus pool for the employees of Integral Analytics to be paid based on Integral Analytics’ performance against certain targets.

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

Critical Accounting Policies

This discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). To prepare these financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses in the reporting period. Our actual results may differ from these estimates. We have provided a summary of our significant accounting policies in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 30, 2016. We describe below those accounting policies that require material subjective or complex judgments and that have the most significant impact on our financial condition and results of operations. Our management evaluates these estimates on an ongoing basis, based upon information currently available and on various assumptions management believes are reasonable as of the date of this report.

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

Goodwill

We test our goodwill at least annually for possible impairment. We complete our annual testing of goodwill as of the last day of the first month of our fourth fiscal quarter each year to determine whether there is impairment. In addition to our annual test, we regularly evaluate whether events and circumstances have occurred that may indicate a potential impairment of goodwill.  We did not recognize any goodwill impairment charges during the nine months ended September 29, 2017 and September 30, 2016. We had goodwill of approximately $40.1 million as of September 29, 2017 as the result of our recent acquisition of Integral Analytics and various acquisitions in 2015 and 2016.

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

On July 28, 2017, we and our wholly-owned subsidiary, WES, acquired Integral Analytics, a data analytics and software company.  As of September 29, 2017, we had not yet completed our final estimate of fair value of the assets acquired and liabilities assumed relating to the acquisition of Integral Analytics due to the timing of the transaction and lack of complete information necessary to finalize such estimates of fair value.  Accordingly, we have preliminarily estimated the fair values of the assets acquired and the liabilities assumed and will finalize such fair value estimates within twelve months of the acquisition date.  For further discussion of our acquisition of Integral Analytics, see “—Recent Acquisition of Integral Analytics” above and Note 2 “Business Combinations” of the notes to our condensed consolidated financial statements included elsewhere in this report.

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

During each fiscal year, management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. For fiscal year 2016, we ultimately determined that it was more-likely-than-not that the entire California net operating loss will not be utilized prior to expiration.  Significant pieces of objective evidence evaluated included our history of utilization of California net operating losses in prior years for each of our subsidiaries, as well as our forecasted amount of net operating loss utilization for certain members of the combined group.  As a result, we recorded a valuation allowance in the amount of $72,000 at the end of fiscal year 2016 related to California net operating losses.  There was no change to the valuation allowance during the nine months ended September 29, 2017.

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

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2017	2016	2017	2016
Statement of Operations Data:
Contract revenue	100.0%	100.0%	100.0%	100.0%
Direct costs of contract revenue (exclusive of depreciation and amortization shown separately below):
Salaries and wages	16.6	17.8	16.1	19.0
Subcontractor services and other direct costs	54.1	54.8	56.8	49.6
Total direct costs of contract revenue	70.6	72.5	72.9	68.6
General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	12.6	13.3	12.5	15.2
Facilities and facility related	1.8	1.8	1.7	2.0
Stock-based compensation	1.3	0.5	1.0	0.5
Depreciation and amortization	1.5	1.3	1.4	1.5
Other	6.1	5.4	5.5	6.4
Total general and administrative expenses	23.3	22.3	22.0	25.6
Income from operations	6.1	5.2	5.1	5.8
Other income (expense):
Interest expense	—	(0.1)	—	(0.1)
Total other expense, net	—	(0.1)	—	(0.1)
Income before income taxes	6.1	5.1	5.1	5.8
Income tax expense	1.9	0.9	0.9	1.3
Net income	4.2%	4.2%	4.2%	4.4%

Three Months Ended September 29, 2017 Compared to Three Months Ended September 30, 2016

Contract revenue.    Our contract revenue was $69.0 million for the three months ended September 29, 2017, with $50.0 million attributable to the Energy Efficiency Services segment, $15.0 million attributable to the Engineering Services segment, $3.3 million attributable to the Public Finance Services segment, and $0.7 million attributable to the Homeland Security Services segment. Consolidated contract revenue increased $10.3 million, or 17.6%, to $69.0 million for the three months ended September 29, 2017 as compared to $58.7 million for the three months ended September 30, 2016. Included in our consolidated contract revenue and contract revenue in our Energy Efficiency Services segment for the three months ended September 29, 2017 was incremental contract revenue of $0.5 million attributable to our acquisition of Integral Analytics, which we acquired on July 28, 2017.  Excluding the incremental contract revenue from such acquisition, our consolidated contract revenue increased by $9.8 million primarily due to the ramp up of new contracts for energy efficiency services.  As the economy continues to grow, utility customers and governmental agencies continue to see demand from their constituents for a greener, more productive supply of energy and investment in governmental infrastructure.

Contract revenue in our Energy Efficiency Services segment increased $8.0 million, or 19.2%, to $50.0 million for the three months ended September 29, 2017 as compared to $42.0 million for the three months ended September 30, 2016.  Excluding incremental contract revenue from our acquisition of Integral Analytics, contract revenue in our Energy Efficiency Services segment primarily increased as a result of increased revenue generated from the ramp up of new contracts for energy efficiency services.  Contract revenue for the Engineering Services segment increased $2.1 million, or 16.1%, to $15.0 million, for the three months ended September 29, 2017 as compared to $12.9 million for the three months ended September 30, 2016. Contract revenue for the Engineering Services segment increased primarily due to greater demand for our planning, building and safety, geotechnical and public works services in California. Contract revenue for the Public Finance Services segment increased $0.1 million, or 2.3%, to $3.3 million for the three months ended September 29, 2017 as compared to $3.2 million for the three months ended September 30, 2016.  Contract revenue for the Public Finance services segment increased primarily due to there being more participants in the Property Assessed Clean Energy Program (PACE) that Willdan Financial Services manages.  Contract revenue for the Homeland Security Services segment increased by $0.1 million, or 27.7% for the three months ended September 29, 2017 to $0.7 million as compared to $0.6 million for the three months ended September 30, 2016. Contract revenue in the Homeland Security Services segment increased primarily due to an increase in contract value on several Willdan Homeland Solutions programs.

Direct costs of contract revenue.    Direct costs of contract revenue were $48.7 million for the three months ended September 29, 2017, with $38.3 million attributable to the Energy Efficiency Services segment, $8.5 million attributable to the Engineering Services segment, $1.3 million attributable to the Public Finance Services segment, and $0.6 million attributable to the Homeland Security Services segment.  Included in direct costs of contact revenue for the three months ended September 29, 2017 was incremental direct costs of revenue of $0.2 million attributable to our acquisition of Integral Analytics.  Overall, direct costs increased by $6.1 million, or 14.5%, to $48.7 million for the three months ended September 29, 2017 from $42.6 million for the three months ended September 30, 2016.  This increase is primarily attributable to increases in direct costs within the Energy Efficiency Services segment of $5.0 million, or 15.3%, which includes $0.2 million contributed by Integral Analytics.  Excluding the acquisition of Integral Analytics, direct costs within the Energy Efficiency Services segment increased by $4.8 million, primarily due to the expanded revenue base from new contracts commencing during the quarter. Direct costs for the Engineering Services segment increased $0.9 million, or 12.2%, primarily due to the increased number of staff members required to execute projects.  Direct costs for the Homeland Security Services segment increased $0.2 million, or 45.4%, primarily due to the increase in contract value on several Willdan Homeland Solutions programs.  Direct costs of contract revenue in our Public Finance Services segment remained flat.

Within direct costs of contract revenue, salaries and wages increased by $1.0 million and subcontractor services and other direct costs grew by $5.2 million as a result of revenue growth from the ramp up of new contracts for energy efficiency services. Within direct costs of contract revenue, salaries and wages decreased to 16.6% of contract revenue for the three months ended September 29, 2017 from 17.8% for the three months ended September 30, 2016 and subcontractor services and other direct costs decreased to 54.1% of contract revenue for the three months ended September 29, 2017 from 54.8% of contract revenue for the three months ended September 30, 2016.  These reductions were a result of higher margins under some of the new contracts implemented during the quarter and improved labor and subcontractor productivity in the installation of energy efficiency measures.

General and administrative expenses.    General and administrative expenses increased by $3.0 million, or 23.3%, to $16.1 million for the three months ended September 29, 2017 from $13.1 million for the three months ended September 30, 2016. This was due primarily to an increase of $5.2 million, $0.3 million and $0.1 million in general and administrative expenses of the Energy Efficiency Services segment, Engineering Services segment and Public Finance Services segment, respectively, partially offset by a decrease of $2.6 million in our unallocated corporate expenses.  The general and administrative expenses of the Homeland Security Services segments remained relatively flat.  General and administrative expenses as a percentage of contract revenue increased to 23.3% for the three months ended September 29, 2017 as compared to 22.3% for the three months ended September 30, 2016.  This increase was due primarily to the need for increased staffing in support of the continuing growth in our Energy Efficiency Services and Engineering Services segments, as well as an expansion of business development, M&A and other expenses aimed at accelerating growth and control.

Of the $3.0 million increase in general and administrative expenses, approximately $1.0 million relates to an increase in other general and administrative expenses, $0.9 million relates to an increase in salaries and wages, payroll taxes and employee benefits, $0.6 million relates to an increase in stock-based compensation expenses, $0.3 million relates to an increase in depreciation and amortization expenses and $0.2 million relates to an increase in facilities and facility related expenses.  The increase in other general and administrative expenses was primarily due to interest accretion on the earn-out payments relating to our acquisitions of Economists.com, LLC, Integral Analytics and substantially all of the assets of 360 Energy.  The increase in salaries and wages, payroll taxes and employee benefits was primarily due the hiring of new employees.  The increase in stock-based compensation expenses was primarily due to an increase in the issuance of grants to new employees.  The increase in depreciation and amortization expenses was primarily due to furnishings purchased for our New Jersey office and the start of new leases.  The increase in facilities and facility related expenses was primarily due to opening new offices and an increase in base rent.

Income from operations.    As a result of the above factors, our operating income was $4.2 million for the three months ended September 29, 2017 as compared to operating income of $3.1 million for the three months ended September 30, 2016.  Income from operations as a percentage of contract revenue was 6.1% for the three months ended September 29, 2017, as compared to 5.2% in the prior year period.  The increase in operating margin was primarily due increase in total contract revenue, partially offset by relatively smaller increases in direct costs of contract revenue.

Total other expense, net.    Total other expense, net was $5,000 for the three months ended September 29, 2017, as compared to total other expense, net of $43,000 for the three months ended September 30, 2016. This decrease in total other expense, net is primarily the result of lower interest expense during the quarter ended September 29, 2017, due to the decreasing principal amounts outstanding on the notes payable related to our previous acquisitions.

Income tax expense.    Income tax expense was $1.3 million for the three months ended September 29, 2017, as compared to $0.5 million for the three months ended September 30, 2016.  The increase of $0.8 million, or 135.8%, is primarily due to energy efficient commercial building deductions under Internal Revenue Code 179D that we were utilizing in 2016 and that were not available in 2017.  The difference between the effective tax rate for 2017 and the federal statutory rate is primarily due to the recognition of a research and development tax credit on our 2016 tax return, revisions to estimates recorded in the 2016 provision for deductions attributable to Section 179D and the Domestic Production Activities Deduction and the recognition of tax deductions related to non-qualified stock option exercises recorded in the three months ended September 29, 2017.  The effective tax rate also varies from the federal statutory rate due to the impact of state income tax expense and certain expenses that are non-deductible for tax purposes, including meals and entertainment, compensation expense related to our employee stock purchase plan and incentive stock options, and employee gifts.

Net income.    As a result of the above factors, our net income was $2.9 million for the three months ended September 29, 2017, as compared to net income of $2.5 million for the three months ended September 30, 2016.

Nine Months Ended September 29, 2017 Compared to Nine Months Ended September 30, 2016

Contract revenue.    Our contract revenue was $209.2 million for the nine months ended September 29, 2017, with $153.9 million attributable to the Energy Efficiency Services segment, $43.5 million attributable to the Engineering Services segment, $10.0 million attributable to the Public Finance Services segment, and $1.9 million attributable to the Homeland Security Services segment. Consolidated contract revenue increased $57.7 million, or 38.1%, to $209.2 million for the nine months ended September 29, 2017 as compared to $151.5 million for the nine months ended September 30, 2016.  Included in the increase in our consolidated contract revenue and contract revenue in our Energy Efficiency Services segment for the nine months ended September 29, 2017 was incremental contract revenue of $15.3 million attributable to the acquisition of substantially all of the assets of Genesys, which we acquired on March 4, 2016 and incremental contract revenue of $0.5 million attributable to the acquisition of Integral Analytics, which we acquired on July 28, 2017.  Excluding the incremental contract revenue from these acquisitions, our consolidated contract revenue increased by $41.9 million, primarily due to the ramp up of new contracts for energy efficiency services.

Contract revenue in our Energy Efficiency Services segment increased $50.3 million, or 48.6%, to $153.9 million for the nine months ended September 29, 2017 as compared to $103.6 million for the nine months ended September 30, 2016.  Excluding the incremental contract revenue from our acquisition of Integral Analytics and of substantially all of the assets of Genesys, our contract revenue for the Energy Efficiency Services segment increased by $34.5 million, primarily as a result of the implementation of new contracts.  Contract revenue for the Engineering Services and Public Finance Services segments increased $6.6 million, or 17.9%, and $0.8 million, or 8.3%, respectively, for the nine months ended September 29, 2017 as compared to the nine months ended September 30, 2016. Contract revenue for the Engineering Services segment increased primarily due to greater demand for our planning, building and safety, geotechnical and public works services in California. Contract revenue for the Public Finance Services segment increased primarily due to there being more participants in the Property Assessed Clean Energy Program (PACE) that

Willdan Financial Services manages.  The contract revenue for the Homeland Security Services segment remained relatively flat for the nine months ended September 29, 2017 at $1.9 million as compared to the nine months ended September 30, 2016.

Direct costs of contract revenue.    Direct costs of contract revenue were $152.5 million for the nine months ended September 29, 2017, with $121.5 million attributable to the Energy Efficiency Services segment, $25.5 million attributable to the Engineering Services segment, $4.0 million attributable to the Public Finance Services segment, and $1.4 million attributable to the Homeland Security Services segment.  Overall, direct costs increased by $48.6 million, or 46.7%, to $152.5 million for the nine months ended September 29, 2017 from $103.9 million for the nine months ended September 30, 2016.  This increase is primarily attributable to revenue growth from the ramp up of new contracts within our Energy Efficiency Services and Engineering Services segments.  Of the $48.6 million increase in direct costs, $14.0 million were incremental direct costs from the acquisition of substantially all of the assets of Genesys, which we acquired on March 4, 2016, and $0.2 million were incremental direct costs from the acquisition of Integral Analytics, which we acquired on July 28, 2017.  The increase in direct costs from Genesys accounts for most of the increase in direct costs as a percentage of revenues, as Genesys’s projects tend to have a significantly higher percentage of equipment and subcontractor costs than much of the rest of our business mix.  Excluding the incremental costs from the acquisitions of Integral Analytics and substantially all of the assets of Genesys, direct costs within the Energy Efficiency Services segment increased by $29.6 million, primarily as a result of revenue growth from the ramp up of new contracts for energy efficiency services.  Direct costs for the Engineering Services segment and the Homeland Security Services segment increased $4.6 million, or 22.1%, and $0.2 million, or 17.0%, respectively. Direct costs of contract revenue in our Public Finance Services decreased by $0.1 million, or 2.2%.

Within direct costs of contract revenue, salaries and wages increased by $4.8 million and subcontractor services and other costs increased by $43.7 million. Within direct costs of contract revenue, salaries and wages decreased to 16.1% of contract revenue for the nine months ended September 29, 2017 from 19.0% for the nine months ended September 30, 2016, and subcontractor services and other direct costs increased to 56.8% of contract revenue for the nine months ended September 29, 2017 from 49.6% of contract revenue for the nine months ended September 30, 2016. Subcontractor services increased as a percentage of contract revenue primarily due to an increase in the percentage of revenue derived from the installation of energy efficiency measures, which utilize more subcontractors, material and equipment.

General and administrative expenses.    General and administrative expenses increased by $7.3 million, or 18.7%, to $46.0 million for the nine months ended September 29, 2017 from $38.7 million for the nine months ended September 30, 2016. This was due primarily to increases of $9.4 million, $0.3 million and $0.1 million, in general and administrative expenses of the Energy Efficiency Services segment, the Engineering Services segment and Public Finance Services segment, respectively, partially offset by a decrease of $2.5 million in unallocated corporate expenses.  General and administrative expenses in our Homeland Security Services segment remained relatively flat. General and administrative expenses as a percentage of contract revenue decreased to 22.0% for the nine months ended September 29, 2017 as compared to 25.6% for the nine months ended September 30, 2016.  This decrease was primarily a result of lower bad debt expense, accrued bonus expense, legal professional service costs and accounting fees.

Of the $7.3 million increase in general and administrative expenses, approximately $3.0 million relates to increases in salaries and wages, payroll taxes and employee benefits, $1.9 million relates to increases in other general and administrative expenses, $1.3 million relates to increases in stock-based compensation, $0.6 million relates to increases in depreciation and amortization and $0.5 million relates to increases in facilities and facility related expenses.  The increase in salaries and wages, payroll taxes and employee benefits was primarily due to a higher number of employees.  The increase in other general and administrative expenses was primarily due to the increases in travel expenses related to business development and interest accretion related to our prior acquisitions.  The increase in stock-based compensation was primarily due to issuing grants to new employees.  The increase in facilities and facility related expenses was primarily due to opening new offices and increase in base rent.

Income from operations.     As a result of the above factors, our operating income was $10.7 million for the nine months ended September 29, 2017 as compared to operating income of $8.9 million for the nine months ended September 30, 2016.  The increase in income from operations was primarily due to higher income from operations in our

Engineering Services segment. Income from operations as a percentage of contract revenue was 5.1% for the nine months ended September 29, 2017, as compared to 5.8% in the prior year period, reflecting higher direct costs of contract revenue because of increased subcontractor costs from higher revenue in the Energy Efficiency Services segment.

Total other expense, net.    Total other expense, net was $32,000 for the nine months ended September 29, 2017, as compared to $135,000 for the nine months ended September 30, 2016. This decrease in expense is primarily the result of lower interest expense during the quarter ended September 29, 2017, due to the decreasing principal amounts outstanding on the notes payable related to our previous acquisitions.

Income tax expense.    Income tax expense was $1.8 million for the nine months ended September 29, 2017, as compared to $2.0 million for the nine months ended September 30, 2016.  The decrease of $0.2 million, or 7.6%, is primarily due to tax deductions related to non-qualified stock option exercises, partially offset by energy efficient commercial building deductions under Internal Revenue Code 179D that we were utilizing in 2016 and that were not available in 2017. During the nine months ended September 29, 2017, the difference between the effective tax rate and the federal statutory rate is primarily attributable to tax deductions related to non-qualified stock option exercises which were significant in the nine months ended September 29, 2017.  In accordance with ASU 2016-09 (see Note 1 “—Basis of Presentation, Organization and Operations of the Company”), the income tax benefit related to non-qualified stock option exercises has been included as a reduction of 16.3% to our effective tax rate for the nine months ended September 29, 2017.  The effective tax rate also varies from the federal statutory rate due to the impact of state income tax expense, an adjustment to the estimate of the deferred tax asset related to stock options from fiscal year 2016, and certain expenses that are non-deductible for tax purposes, including meals and entertainment, compensation expense related to our employee stock purchase plan and incentive stock options, and employee gifts.

Net income.    As a result of the above factors, our net income was $8.8 million for the nine months ended September 29, 2017, as compared to net income of $6.7 million for the nine months ended September 30, 2016.

Liquidity and Capital Resources

As of September 29, 2017, we had $5.6 million of cash and cash equivalents.  Our cash decreased by $17.1 million since December 30, 2016 primarily due to cash paid for the acquisition of Integral Analytics of $15.0 million, payments of $4.9 million for contingent consideration and on notes payable related to our prior acquisitions and $1.8 million for purchases of equipment and leasehold improvements, which was partially offset by cash proceeds from stock option exercises and sales of common stock under our employee stock purchase plan of $2.6 million and cash provided by operations of $2.0 million.  Our primary source of liquidity is cash generated from operations.  We also have a revolving line of credit with BMO, which matures on January 20, 2020 and provides for a revolving line of credit of up to $35.0 million, including a $10.0 million standby letter of credit sub-facility.  Subject to satisfying certain conditions described in the Amended and Restated Credit Agreement (the “Credit Agreement”), dated January 20, 2017, with BMO, as lender, we may request that BMO increase the aggregate amount under the revolving line of credit by up to $25.0 million, for a total facility size of $60.0 million; however, BMO is not obligated to do so. We believe that our cash and cash equivalents on hand, cash generated by operating activities and available borrowings under our revolving line of credit will be sufficient to finance our operating activities for at least the next 12 months.

Cash flows from operating activities

Cash flows provided by operating activities were $2.0 million for the nine months ended September 29, 2017, as compared to cash flows provided by operating activities of $16.7 million for the nine months ended September 30, 2016.  Cash flows provided by operating activities in the nine months ended September 29, 2017 resulted primarily from our net income and an increase in accounts payable, partially offset by an increase in accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts as a result of milestone billing arrangements contained in certain contracts that do not allow us to bill until various stages of our work are complete.  Cash flows provided by operating activities for the nine months ended September 30, 2016 resulted primarily from an increase in cash flows from collections of accounts receivable, and increases in accrued liabilities, billings in excess of costs and estimated earnings on uncompleted contracts and net income, partially offset by decreases in cash flow related to costs and estimated earnings in excess of billings on uncompleted contracts.

Cash flows from investing activities

Cash flows used in investing activities were $16.4 million for the nine months ended September 29, 2017 as compared to cash flows used in investing activities of $10.2 million for the nine months ended September 30, 2016. The cash flows used in investing activities in the nine months ended September 29, 2017 were primarily due to cash paid for the acquisition of Integral Analytics and purchase of equipment and leasehold improvements. The cash flows used in investing activities in the nine months ended September 30, 2016 were primarily due to cash paid in March 2016 for the acquisition of substantially all of the assets of Genesys and purchase of equipment and leasehold improvements.

Cash flows from financing activities

Cash flows used in financing activities were $2.7 million for the nine months ended September 29, 2017 as compared to cash flows used in financing activities of $4.4 million for the nine months ended September 30, 2016.  The cash flows used in financing activities for the nine months ended September 29, 2017 were primarily attributable to payments of $4.9 million for contingent consideration and on notes payable related to our previous acquisitions, partially offset by $2.6 million in proceeds from stock option exercises and sales of common stock under our employee stock purchase plan.  The cash flows used in financing activities for the nine months ended September 30, 2016 were primarily attributable to payments on notes payable related to our prior acquisitions and cash paid for earn-out payments owed to the sellers of 360 Energy, which we acquired in January 2015.

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

As of September 29, 2017, we were in compliance with all covenants under the Credit Agreement.

Insurance Premiums. We have also financed, from time to time, insurance premiums by entering into unsecured notes payable with insurance companies. During our annual insurance renewals in the fourth quarter of our fiscal year ended December 30, 2016, we elected to finance our insurance premiums for the upcoming fiscal year.  The unpaid balance of the financed premiums totaled $67,000 and $599,000 at September 29, 2017 and December 30, 2016, respectively.

Contractual obligations

We had no material changes in commitments for long-term debt obligations, operating lease obligations or capital lease obligations as of September 29, 2017, as compared to those disclosed in our table of contractual obligations included in our Annual Report on Form 10-K for the year ended December 30, 2016.

We are obligated to pay earn-out payments in connection with our acquisitions of Integral Analytics and Economists.com, LLC and substantially all of the assets of 360 Energy.  As of September 29, 2017, we are obligated to pay (i) up to $12.0 million in cash based on future work obtained from the business of Integral Analytics during the three years after the closing of the acquisition, (ii) up to $3.0 million in cash, payable in installments, if certain financial targets of our divisions made up of the assets acquired from, and former employees of, 360 Energy are met during fiscal years 2017 and 2018, and (iii) up to $0.2 million in cash, payable in installments, if certain financial targets of our division made up of the assets acquired from, and former employees of, Economists.com, LLC are met during fiscal years 2016 and 2017. As of September 29, 2017, we had contingent consideration payable of $9.0 million related to these acquisitions, which includes $779,000 of accretion (net of fair value adjustments) related to the contingent consideration.

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

Revenue Recognition

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which clarifies existing accounting literature relating to how and when revenue is recognized by an entity. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. In doing so, an entity will need to exercise a greater degree of judgment and make more estimates than under the current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each separate performance obligation. ASU 2014-09 also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. In August 2015, the FASB issued Update 2015-14, which defers the implementation of ASU 2014-09 for one year from the initial effective date.  ASU 2014-09 is effective for public companies for interim and annual reporting periods beginning after December 15, 2017, and is to be applied either retrospectively or using the cumulative effect transition method, with early adoption not permitted.  In December 2016, the FASB issued ASU 2016-20, Revenue from Contracts with Customers (Topic 606), which further clarifies the current revenue recognition guidance.  This update is intended to increase stakeholders’ awareness of the proposals and to expedite improvements to ASU 2014-09. We are continuing to evaluate the impact that the new standard will have on the contract portfolio. Our approach has included a detailed review of contracts and comparing historical accounting policies and practices to the new standard. Because the standard may impact our business processes, systems and controls, we will also develop a comprehensive change management plan to guide the implementation. We are currently evaluating the impact the adoption of ASU 2016-20 will have on our consolidated financial statements and related disclosures. We will adopt the requirements of the new standard effective beginning fiscal year 2018, and we expect to use the Modified Retrospective method.

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

As of September 29, 2017, we had cash and cash equivalents of $5.6 million. This amount represents cash on hand in business checking accounts with BMO.

We do not engage in trading activities and do not participate in foreign currency transactions or utilize derivative financial instruments.

We are subject to interest rate risk in connection with borrowings under our revolving line of credit which bears interest at variable rates. At September 29, 2017, we had $1.5 million of borrowings outstanding under our $35.0 million revolving credit facility and $2.6 million in letters of credit were issued with $30.9 million available for borrowing after considering the credit agreement’s debt covenants.  Borrowings under the Credit Agreement bear interest at a rate equal to either, at our option, (i) the highest of the prime rate, the Federal Funds Rate plus 0.5% or one-month LIBOR plus 1% (the “Base Rate”) or (ii) LIBOR, in each case plus an applicable margin ranging from 0.25% to 1.00% with respect to Base Rate borrowings and 1.25% to 2.00% with respect to LIBOR borrowings, and mature on January 20, 2020. The applicable margin will be based upon our consolidated leverage ratio. We will also be required to pay a commitment fee for the unused portion of the revolving line of credit, which will range from 0.20% to 0.35% per annum, and fees on any letters of credit drawn under the facility, which will range from 0.94% to 1.50%, in each case, depending on our consolidated leverage ratio.  Our borrowings under the revolving line of credit bear interest at the LIBOR rate plus an applicable margin ranging between 1.25% and 2.00%, currently set at the LIBOR rate plus 1.5%, or 2.8% as of September 29, 2017 and matures on January 20, 2020. We do not have any interest rate hedges or swaps.  Based upon the amount of outstanding indebtedness, a one percentage point change in the assumed interest rate would change our annual interest expense by approximately $15,000 in 2017.

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

In connection with the preparation of this Quarterly Report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 29, 2017. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, as of September 29, 2017. No change in our internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

Except as noted below, there are no material changes to the risk factors set forth in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 30, 2016, as supplemented in “Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.

We have a significant amount of goodwill and intangible assets related to our recent acquisitions that are subject to impairment based upon future adverse changes in our business and the overall economic environment.

At September 29, 2017, the carrying value of our goodwill and intangible assets, net was $40.1 million and $11.1 million, respectively. We evaluate the carrying amount of goodwill and both definite and indefinite-lived intangible assets for impairment on an annual basis, in the fourth quarter, or more frequently if an event occurs or circumstances change that would reduce the fair value below its carrying amount. The value of goodwill and intangible assets is derived from our business operating plans and is susceptible to an adverse change in demand, input costs, general changes in the business, or changes in the overall economic environment and could require an impairment charge in the future.  If we incur an impairment charge, it would have an adverse effect on our financial condition and results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On July 28, 2017, in connection with our acquisition of Integral Analytics, we issued 90,611 shares of the Company’s common stock to the stockholders of Integral Analytics (the “IA Stock Issuance”), as partial consideration for our acquisition of Integral Analytics. For further discussion of our acquisition of Integral Analytics, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Acquisition of Integral Analytics.”

The issuance of the Company’s common stock in the IA Stock Issuance was not registered under the Securities Act of 1933, as amended (the “Securities Act”). Such shares were issued in a private placement exempt from the registration requirements of the Securities Act, in reliance on the exemptions set forth in Section 4(a)(2) of the Securities Act and Rule 506 under Regulation D for issuances to less than 35 non-accredited investors.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6.  Exhibits

Exhibit Number		Exhibit Description
2.1

Stock Purchase Agreement, dated July 28, 2017, by and among Willdan Group, Inc., Willdan Energy Solutions, Integral Analytics, Inc., the Shareholders of Integral Analytics, Inc. and the Sellers’ Representative (as defined therein) (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (1)

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
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of September 29, 2017 and September 30, 2016; (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 29, 2017 and September 30, 2016; (iii) the Condensed Consolidated Statements of Stockholders Equity for the three and nine months ended September 29, 2017; (iv) the Condensed Consolidated Statement of Cash Flows for the three and nine months ended September 29, 2017 and September 30, 2016 and (iv) the Notes to the Condensed Consolidated Financial Statements.

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
Date: November 2, 2017