Form 10-K
period 2017-12-29
Willdan Group, Inc.
filed 2018-03-09
CIK 1370450

/l

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 29, 2017.
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

The aggregate market value of the voting and non‑voting common equity held by non‑affiliates computed by reference to the price at which the common equity was last sold, as reported on the NASDAQ Global Market, as of the last business day of the registrant’s most recently completed second fiscal quarter was $242.6 million.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐   No ☒

On March 8, 2018, there were 8,847,591 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10‑K  incorporates information by reference from the registrant’s definitive proxy statement for the 2018 Annual Meeting to be filed on or prior to 120 days after the end of our fiscal year.

i

CAUTIONARY STATEMENT REGARDING FORWARD‑LOOKING INFORMATION

This Annual Report on Form 10-K (this “10-K”) contains statements that constitute forward-looking statements as that term is defined by the Private Securities Litigation Reform Act of 1995. These statements concern our business, operations and financial performance and condition as well as our plans, objectives and expectations for our business operations and financial performance and condition, which are subject to risks and uncertainties. All statements other than statements of historical fact included in this 10-K are forward-looking statements. These statements may include words such as “aim,” “anticipate,” “assume,” “believe,” “can have,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “likely,” “may,” “objective,” “plan,” “potential,” “positioned,” “predict,” “should,” “target,” “will,” “would” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events or trends. For example, all statements we make relating to our plans and objectives for future operations, growth or initiatives and strategies are forward-looking statements.

These forward-looking statements are based on current expectations, estimates, forecasts and projections about our business and the industry in which we operate and our management’s beliefs and assumptions. We derive many of our forward-looking statements from our own operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution predicting the impact of known factors is very difficult, and we cannot anticipate all factors that could affect our actual results.

All of our forward-looking statements are subject to risks and uncertainties that may cause our actual results to differ materially from our expectations. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to:

•	our ability to adequately complete projects in a timely manner,
•	our ability to compete successfully in the highly competitive energy efficiency services market,
•	changes in state, local and regional economies and government budgets,
•	our ability to win new contracts, to renew existing contracts (including with our two primary customers) and to compete effectively for contracts awarded through bidding processes, and
•	our ability to successfully integrate our acquisitions and execute on our growth strategy.

The above is not a complete list of factors or events that could cause actual results to differ from our expectations, and we cannot predict all of them. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements disclosed under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this 10-K, as such disclosures may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange Commission (the “SEC”), including subsequent Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q, and public communications. You should evaluate all forward-looking statements made in this 10-K and otherwise in the context of these risks and uncertainties.

Potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on any forward-looking statements we make. These forward-looking statements speak only as of the date of this 10-K and are not guarantees of future performance or developments and involve known and unknown risks, uncertainties and other factors that are in many cases beyond our control. Except as required by law, we undertake no obligation to update or revise any forward-looking statements publicly, whether as a result of new information, future developments or otherwise.

PART I

ITEM 1.  BUSINESS

Overview

We are a provider of professional technical and consulting services to utilities, private industry, and public agencies at all levels of government. We enable our clients to realize cost and energy savings by providing a wide range of specialized services. We assist our clients with a broad range of complementary services relating to:

•	Energy Efficiency and Sustainability;
•	Engineering, Construction Management and Planning;
•	Economic and Financial Consulting; and
•	National Preparedness and Interoperability.

We operate our business through a nationwide network of offices in Arizona, California, Connecticut, Colorado, Florida, Illinois, Kansas, Nevada, New Jersey, New York, Ohio, Oregon, Texas, Utah, Washington and Washington, DC. As of December 29, 2017, we had 882 employees, which includes licensed engineers and other professionals.

We seek to establish close working relationships with our clients and expand the breadth and depth of the services we provide to them over time.  Our business with public and private utilities is concentrated primarily in New York and California, but we also have business with utilities in other states.  We currently serve more than 25 major utility customers across the country.  Our business with public agencies is concentrated in New York and California. We provide services to many of the cities and counties in California. We also serve special districts, school districts, a range of public agencies and private industry.

We were founded in 1964 and Willdan Group, Inc., a Delaware corporation, was formed in 2006 to serve as our holding company. Historically, our clients were public agencies in communities with populations ranging from 10,000 to 300,000 people.  We believe communities of this size are underserved by large outsourcing companies that tend to focus on securing large federal and state projects and private sector projects.  Since expanding into energy efficiency services, our client base has grown to include investor-owned and other public utilities as well as substantial energy users in government and business.

We consist of a group of wholly‑owned companies that operate within the following segments for financial reporting purposes:

Energy Efficiency Services.  Our Energy Efficiency Services segment consists of the business of our subsidiary, Willdan Energy Solutions (“WES”), which offers energy efficiency and sustainability consulting services to utilities, public agencies and private industry under a variety of business names, including Willdan Energy Solutions, Abacus Resource Management, 360 Energy Engineers, Genesys Engineering and Integral Analytics. This segment is currently our largest segment based on contract revenue, representing approximately 73% and 68% of our consolidated contract revenue for fiscal years 2017 and 2016, respectively.

Engineering Services.  Our Engineering Services segment includes the operations of our subsidiaries, Willdan Engineering, Willdan Infrastructure and Public Agency Resources. Willdan Engineering provides civil engineering‑related, construction management, building and safety, city engineering, city planning, geotechnical/material testing and other engineering consulting services to our clients. Willdan Infrastructure, which was launched in fiscal year 2013, provides engineering services to larger rail, port, water, mining and other civil engineering projects. Public Agency Resources primarily provides staffing to Willdan Engineering. Contract revenue for the Engineering Services segment represented approximately 21% and 25% of our consolidated contract revenue for fiscal years 2017 and 2016, respectively.

Public Finance Services.  Our Public Finance Services segment consists of the business of our subsidiary, Willdan Financial Services, which offers economic and financial consulting services to public agencies. Contract revenue for the Public Finance Services segment represented approximately 5% and 6% of our consolidated contract revenue for fiscal years 2017 and 2016, respectively.

Homeland Security Services.  Our Homeland Security Services segment consists of the business of our subsidiary, Willdan Homeland Solutions, which offers national preparedness and interoperability services and communications and technology solutions. Contract revenue for our Homeland Security Services segment represented approximately 1% of our consolidated contract revenue for each of fiscal year 2017 and 2016.

Our Markets

We provide energy efficiency and sustainability, engineering, construction management and planning, economic and financial consulting and national preparedness and interoperability services primarily to public agencies and utilities, as well as private utilities and firms. We believe the market for these privatized governmental services is, and will be, driven by a number of factors, including:

•	Increased demand for services and solutions that provide energy efficiency, sustainability, water conservation, infrastructure development and renewable energy in the public and private sectors;
•	Aging infrastructure, which leads to a need for increased capacity in engineering consulting services;
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

Energy Efficiency and Sustainability Services

In response to an increased awareness of global warming and climate change issues, private industry and public agencies are increasingly seeking out cost‑effective, turnkey solutions that provide innovative energy efficiency, renewable energy, water conservation and sustainability services. State and local governments are frequently turning to specialized resource conservation firms to strike the balance between environmental responsibility and economic competitiveness. Our consultants have the expertise to develop efficient and cost effective solutions. The use of energy efficiency services, including audits, program design, benchmark analysis, metering and partnerships provides government agencies, utilities and private firms with the ability to realize long‑term savings.

Engineering, Construction Management and Planning Services

Engineering, construction management and planning services encompass a variety of disciplines associated with the design and construction of public infrastructure improvements. We expect continued population growth in California and other western states to place a significant strain on the infrastructure in those areas, driving the need for both new infrastructure and the rehabilitation of aging structures. Federal, state and local governments have responded to this need by proposing an increase in their funding of infrastructure related activities.

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

Public agencies frequently contract with private consultants to provide advance studies, manage the processes and provide the administration necessary to support these methods. Our consultants have the expertise necessary to form the special financing districts and produce an impact fee study used to develop a schedule of developer fees. Privatized services are also utilized to implement the programs or revised rate schedules, and in the case of special financing districts, administer the districts through the life of the bonds. Consultants also frequently provide the services necessary to comply with federal requirements for tax‑exempt debt, such as arbitrage rebate calculations and continuing disclosure reports. Use of such services allows public agencies to capitalize on innovative public finance techniques without incurring the cost of developing in‑house expertise.

Homeland Security, National Preparedness and Interoperability Services

After September 11, 2001, the need to protect civil infrastructure and implement additional security measures became a priority at all levels of government. In addition to the threat of terrorism, Hurricanes Harvey and Irma and Superstorm Sandy highlighted the vulnerability of our country’s infrastructure to natural disasters, the devastating fires and mudslides in California, and the Deepwater Horizon oil spill along the Louisiana Gulf Coast emphasized the need for disaster preparedness. Such events place an increased burden on local and regional public agencies to be prepared to respond. In addition to fire and safety personnel, agencies responsible for the physical safety of infrastructure elements, such as water and wastewater systems, ports and airports, roads and highways, bridges and dams, are under increased pressure to prepare for natural and man‑made disasters. Accordingly, the federal government now considers public works staff members to be “first responders” to such incidents and we believe that agencies are allocating resources accordingly.

Our Services

We specialize in providing professional technical and consulting services to utilities, private industry and public agencies at all levels of government. Our core client base is composed of public and private utilities, commercial and industrial firms, cities, counties, special districts, other local and state agencies and tribal governments.

We are organized to profitably manage numerous small to large contracts at the same time. Our contracts typically range from $1,000 to over $10,000,000 in contract revenue. Our contracts typically have a duration of between two and thirty-six months, although we have city services contracts that have been in effect for over 30 years. At December 29, 2017, we had approximately 2,249 open projects.

Along with our more typical shorter-term projects, we also derive substantial revenue from two significant long-term contracts with Consolidated Edison of New York, Inc. (“Consolidated Edison”) and the Dormitory Authority-State of New York (“DASNY”). For fiscal year 2017, Consolidated Edison and DASNY represented 16% and 22%, respectively, of our consolidated contract revenue. In January 2017, we announced a new three-year contract with Consolidated Edison to implement Consolidated Edison’s Commercial Direct Install (“CDI”) program across the utility's New York City and Westchester County service area. This new program replaces and expands Consolidated Edison's Small Business Direct Install (“SBDI”) program, which we had implemented since 2009, by increasing the size of eligible commercial customers and diversifying the program offerings. The Consolidated Edison contract continues through the end of 2019. The CDI program, Consolidated Edison's largest energy efficiency program, helps customers save energy, lower their bills and protect the environment by providing financial incentives to identify and buy down the cost of energy efficiency measures. To support this effort, we will provide full-service program implementation including outreach and direct sales to potential commercial customers, on-site energy efficiency assessments, direct implementation of energy savings measures and subcontractor management.  While the contract does not obligate Consolidated Edison to engage us for a minimum amount of services, the contract terms include an anticipated budget for our services of up to $81.0 million of services, of which $52.0 million remained as of December 29, 2017. Consolidated Edison may terminate the contract at any time for any reason.

Additionally, in connection with our acquisition of substantially all of the assets of Genesys Engineering P.C. (“Genesys”), we entered into an administrative services agreement with Genesys pursuant to which our subsidiary, WES, provides Genesys with ongoing administrative, operational and other non-professional support services. Under such administrative services agreement, WES provides administrative services for a series of Genesys’s DASNY contracts. WES provides administrative services to Genesys in its performance of rehabilitation and construction work and architectural and engineering services at various sites within New York State for DASNY under these contracts, including energy efficient design, utility cost evaluation and review, and various regulatory compliance services. Specific project descriptions are set out by DASNY in work authorizations, which are issued under the terms of the contracts. The termination dates of the DASNY contracts vary; the latest of which is currently February 13, 2019, but DASNY has the option to extend this contract term twice, one year at a time. DASNY may at any time terminate any of the contracts or suspend all projects, for its convenience and without cause.

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

	Fiscal Year
	2017	2016	2015
Energy Efficiency Services	73%	68%	55%
Engineering Services	21%	25%	34%
Public Finance Services	5%	6%	9%
Homeland Security Services	1%	1%	2%

See Note 13 “—Segment Information” for additional segment information.

Energy Efficiency Services

We commenced providing energy efficiency services with the creation of our subsidiary, WES and its acquisition of Intergy Corporation in fiscal year 2008. Since then, we have grown our Energy Efficiency Services segment through organic growth and through the acquisitions by WES of Abacus Resource Management Company (“Abacus”) and of substantially all of the assets of 360 Energy Engineers, LLC (“360 Energy”) in January 2015, substantially all of the assets of Genesys in March 2016 and the acquisition of Integral Analytics, Inc. (“Integral Analytics”) in July 2017.  Abacus and Integral Analytics are wholly-owned subsidiaries of WES.

WES is an energy efficiency consulting firm that provides specialized, innovative, comprehensive energy solutions to businesses, utilities, state agencies, municipalities, and non‑profit organizations in the U.S. Our experienced engineers, consultants and staff help our clients realize cost and energy savings by tailoring efficient and cost‑effective solutions to assist them in optimizing their energy spend. WES’s energy efficiency services include comprehensive surveys, program design, master planning, benchmarking analyses, design engineering, construction management, performance contracting, installation, alternative financing, and measurement and verification services.  Through Integral Analytics, WES also provides proprietary software tools for analyzing, planning and managing electrical grid loads.

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

Program Design and Implementation.  We assist utilities and governmental clients with the design, development and implementation of energy efficiency plans and programs. These plans include energy efficiency design, outreach implementation, water conservation, renewable energy planning and greenhouse gas reduction strategies.

Direct Customer Support.  We assist clients (including utilities, schools and private companies) in developing and managing facilities and infrastructures through a holistic, practical approach to facility management. Our services cover audits, local compliance, operations and maintenance review, renewable energy planning, master plans, infrastructure analysis, Leadership in Energy and Environmental Design (LEED) certification for buildings, and energy spend and greenhouse gas reduction strategies.

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

Representative Projects.  The following are examples of typical ongoing projects in the Energy Efficiency Services segment:

•

Consolidated Edison, New York.  We serve as Consolidated Edison’s program manager and implementer for its CDI program across the utility’s New York City and Westchester County service area.  This new program replaces and expands Consolidated Edison’s predecessor SBDI program, which we had implemented since 2009, by increasing the size of eligible commercial customers and diversifying the program offerings. The CDI program, Consolidated Edison’s largest energy efficiency program, helps customers save energy, lower their bills and protect the environment by providing financial incentives to identify and buy down the cost of energy efficiency measures.  To support this effort, we provide full-service program implementation including outreach and direct sales to potential commercial customers, on-site energy efficiency assessments, direct implementation of energy savings measures and subcontractor management.  During the fiscal year 2017, we had delivered over 8 megawatts of electric demand reduction in the load pocket and over 100 million kilowatt hours of energy savings across the CDI program.

•

DASNY, New York.  WES provides services to Genesys in its performance of rehabilitation and construction work and architectural and engineering services at various sites within New York State for DASNY under these contracts, including energy efficient design, utility cost evaluation and review, and various regulatory compliance services.  Specific project descriptions are set out by DASNY in work authorizations, which are issued under the terms of the contracts.

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

•	Southern California Edison (“SCE”) Schools Energy Efficiency Program, Southern California. The Schools Energy Efficiency Program (SEEP) is a comprehensive energy efficiency retrofit program that delivers services to public and private pre-K-12 school facilities, including administration and service buildings, private colleges and universities and trade schools serviced by SCE, which include schools in Mono, Inyo, Tulare, San Bernardino, Ventura, Los Angeles and Orange counties. SEEP will involve all energy end-uses found in an educational environment such as heating, ventilation and air-conditioning, lighting, and controls, at little to no cost to the customer, to comprehensively address the needs of the target market. We are involved in this comprehensive process from audit through installation.

•

California Energy Commission, South Coast Air Quality Management District, Diamond Bar, California.  The California Energy Commission awarded us a grant titled, Bundle-Based Energy Efficiency Technology Solutions for California, to demonstrate emerging energy efficiency technologies through the Electric Program Investment Charge, which provides funding for applied research and development, technology demonstration and deployment, and market facilitation for clean energy technologies. We are the general contractor performing the work, managing multiple subcontractors to install three bundles of pre-commercial technologies in commercial buildings including chilled water plants, office and exterior space, and laboratory and critical environments. We are managing the design, construction, and commissioning of all equipment.

•

City of Lawrence, Kansas.  We assisted the City of Lawrence with the planning and installation of energy efficiency measures in 40 buildings throughout the city.  We worked with all levels of city government to establish project priorities and to identify, design, and install a project that optimally meets these priorities.

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

Program and Construction Management.  We provide comprehensive program and construction management services to our public sector clients. These services include construction administration, inspection, observation, labor compliance, and community relations, depending on the client’s needs and the scope of the specific project. Our construction management experience encompasses projects such as streets, bridges, sewers and storm drains, water systems, parks, pools, public buildings, and utilities.

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

Representative Projects.  The following are examples of typical projects we have in the Engineering Services segment:

•

City of Elk Grove, California, Public Works Department Services.  We provide all-encompassing Public Works Department and Development Engineering services for the over 160,000-residents of the City of Elk Grove. Services include traditional public works, including public counter service, permitting, land development review and inspection, managing the Capital Improvement Program, civil engineering design and construction management, drainage study and engineering, traffic engineering, pavement management and inspections, project management and oversight, subconsultant procurement and selection, and infrastructure operations and maintenance. Staffing of the Department consists of eight city employees overseeing our staff of over 45 full-time engineers, managers, observers/inspectors, administrative support staff and a variety of subconsultants and subcontractors. Select representative projects completed for the city include the Aquatic Center Design, Citywide Pavement Program, Camden North & South Laguna Trail, and Costco Store Development Plan Review and Approval.

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

•

City of Culver City, California, Contract Planning Project Management Services – Culver Studios Comprehensive Plan Update. We provide project planners to assist the city with their advance-planning needs. Our planners assisted the Community Development Department with updating the Culver Studios Comprehensive Plan tasks including historic resources, peer review of the California Environmental Quality Act document, and entitlement processing.

•

City of Ridgecrest, California, Various Engineering and Construction Management Services.  We are performing engineering, construction management/inspection and federal funding compliance services for the City of Ridgecrest under numerous distinct contracts. Services have included planning, engineering, construction management, inspection, bidding assistance, federal funding compliance, labor compliance, and materials testing.
•

Soboba Tribal Gaming Commission, Building and Safety Services (Riverside County, CA).  The Soboba Tribal Gaming Commission located in Riverside County is constructing a new 300,000 square foot casino and hotel.  We are providing, building and safety plan review and inspection, civil plan review, public works inspection, special inspection, and material testing services.

•

City of Davis, California, On Call Engineering Services.  We provide a full range of construction management and inspection services (including materials testing) for pavement rehabilitation and utility improvement projects for a federal grant-funded street surface improvement project located on Third Street.

•

City of Phoenix, Arizona. Building and Safety Plan Review and Inspection Services. We currently have a contract to provide in house plan review services including building, plumbing, mechanical, electrical, energy, and fire code compliance for permit issuance purposes. Our current contract also provides in house field inspections for building, mechanical, plumbing, electrical, energy, and fire code compliance for construction of new developments within the city. We were awarded the Planning and Development Department field inspections and building plan review services for residential and commercial projects.

•

City of Fillmore, California, City Engineering Services. We provide the City of Fillmore with a contract City Engineer, Deputy City Engineer, and as-needed staffing to deliver city engineering Services.  The scope of our work includes the development of the city’s capital improvement program and implementation and oversight of the current and future engineering/public works projects.  As City Engineer, our staff attends council meetings and represents the city in meetings as requested by the City Manager.  Serving as the Engineering Department, we work closely with all city departments to deliver timely and professional services to the City of Fillmore.

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

•

City of Inglewood, California, Various Engineering Services.  We provide engineering services including construction observation and material testing, traffic and civil engineering design, map and legal description checking, and pavement management.  Projects include collecting and analyzing traffic data, both historical and current, updating the existing Pavement Management System by evaluating and developing the existing condition of all pavements within the city’s roadway (streets and alleys) network, and acting as city and traffic engineer.

•

County of Mariposa, California, Engineering Services and Bridge Preventative Maintenance Program. We are completing the preliminary engineering phase, including design, environmental clearance, and permitting through plans, specifications, and estimate delivery and construction support for 25 bridges in the county’s Bridge Preventive Maintenance Program.  Eleven bridges potentially require the full suite of environmental technical studies due to the in-channel work anticipated, while 14 bridges require minimal environmental effort because in-channel work is not anticipated.  We are also providing the preliminary engineering phase including design, environmental clearance, and permitting through plans, specifications, and estimate delivery and construction support for the replacement of five bridges throughout the county.

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

Unlike our Engineering Services business, we often compete for business, at least initially, through a competitive bid process. Agencies competitively bid out services on a regular basis. The new contract terms are generally one to three years per contract.

Our services in this segment include the following:

District Administration.  We administer special districts on behalf of public agencies. The types of special districts administered include community facilities districts (in California, Mello‑Roos districts), assessment districts, landscape and lighting districts, school facilities improvement districts, benefit assessment districts, fire suppression districts, and business improvement districts. Our district administration services include calculating the annual levy for each parcel in the district; billing charges directly or through a county tax roll; preparing the annual Engineer’s Report, budget and resolutions; reporting on collections and payment status; calculating prepayment quotes; and providing financial analyses, modeling and budget forecasting.

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

Financial Consulting.  We perform economic analyses and financial projects for public agencies, including:

•	Fee and rate studies, such as cost allocation studies and user fee analysis;
•	Utility rate analysis for water, wastewater and storm water;
•	Utility system appraisals and acquisitions;
•	Fiscal and economic impact analysis;
•	Strategic economic development and redevelopment plans;
•	Community Choice Aggregation feasibility studies, in which local entities contemplate aggregating buying power in order to secure alternative energy supply contracts;
•	Real estate and market analysis associated with planning efforts, and development fee studies;
•	Proposition 218 studies, assessment noticing and balloting, and re‑engineering;
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

Federal Compliance.  We offer federal compliance services to issuers of municipal securities, which can be cities, towns, school districts, housing authorities, and other entities that are eligible to issue tax‑exempt securities. Specifically, we provide arbitrage rebate calculations and annual continuing disclosure services that help issuers remain in compliance with federal regulations. We provide these reports, together with related compliance services such as bond elections, temporary period yield restriction, escrow fund monitoring, rebate payments, and refund requests. In terms of continuing disclosure services, we both produce the required annual reports and disseminate those reports on behalf of the issuers. We provide federal compliance services to approximately 750 issuers in 42 states and the District of Columbia on more than 2,500 bond issues totaling over $60 billion in municipal debt.

Representative Projects.  Examples of typical projects we have in the Public Finance Services segment include:

•

Gainesville Regional Utilities (“GRU”), Florida, Cost of Service and Utility Rates Study.  GRU serves approximately 95,000 electric customers, 72,000 water customers, 64,000 wastewater customers, 35,000 natural gas customers, and 6,000 telecommunications customers with combined system revenues of approximately $420.0 million annually. We were selected by GRU to provide cost of service and rate studies for the electric, natural gas, water and wastewater systems, including connection fees.

•

City of Homestead, Florida, Downtown Redevelopment Fiscal and Economic Impact Analysis and New Market Tax Credit Financing. We were retained to test the fiscal and economic impact of a series of proposed public-private redevelopment projects in downtown Homestead. The strategic redevelopment initiatives include more than $200.0 million of proposed public and private investment. We are also assisting the city with the securing of up to $34.0 million in financing through New Market Tax Credits for some projects.

•

City of Lancaster, Texas, Economic Development Strategic Plan. The City of Lancaster is a suburb of Dallas and is part of the Best Southwest area, which includes Lancaster, Cedar Hill, DeSoto and Duncanville. We were retained by the city to complete an extensive market research evaluating the metro area and local economy, resulting in the preparation of an Economic Development Strategic Plan.

•

Property Assessed Clean Energy (“PACE”).  PACE is a financing mechanism that enables low-cost, long-term funding for energy efficiency, renewable energy and water conservation projects.  PACE financing is repaid as an assessment on the property owner’s regular tax bill, and is processed the same way as other local public benefit assessments that have been utilized for decades. Depending on local legislation, PACE can be used to pay for new heating and cooling systems, solar panels, insulation and more for commercial, nonprofit and residential properties. This allows property owners to implement improvements without a large up-front cash payment.  We have partnered with Ygrene Energy Fund to provide a national PACE program.  The program spans over 40 counties in California and 10 counties in Florida, and it is currently expanding into Texas, Missouri and Georgia.

•

City of Moreno Valley, California, Grant Administration Services. We are currently providing in-house grant administration services to annually manage approximately $2.7 million received annually from the city’s Housing and Urban Development programs, Community Development Block Grants, Home Investment Partnership Program Emergency Solutions Grant, and Neighborhood Stabilization Program Grant.

Homeland Security Services

In fiscal year 2004, we formed our subsidiary Willdan Homeland Solutions, formerly known as American Homeland Solutions. Willdan Homeland Solutions provides emergency preparedness planning, emergency preparedness training and emergency preparedness exercises that focus on integrating local resources and assets within state and federal systems to cities, counties and related municipal service agencies, such as utility and water companies, as well as school districts, port and transportation authorities, tribal governments and large business enterprises with a need for homeland security related services. We staff our projects in this area with former high‑level local and regional public safety officers and focus on solutions tailored for local agencies and their personnel. Our services include the following:

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

Representative Projects.  Examples of typical Homeland Security Services projects include:

•

New York State Metropolitan Transportation Authority - Advanced Security And Emergency Response Training.  We are providing an advanced, instructor led, decision-based curriculum that incorporates video scenarios and simulations, creating a realistic training environment and facilitating discussion for this effort. The knowledge and skills taught in this course enables “first contact” employees, as “on-scene” responders, to better secure themselves and their peers, as well as their work environment and customers, by quickly reacting to potentially threatening and stressful events and emergencies. The curriculum supporting the Phase III First Line of Defense course received Federal Emergency Management Agency approval, through the National Training and Education Division, for inclusion in the Approved Sponsored Course Catalog.

•

US Department of Homeland Security, Federal Emergency Management Agency, National Exercise Division. We are currently a part of a team of firms providing emergency preparedness exercise planning and conduct technical assistance for jurisdictions across the U.S., in support of the Federal Emergency Management Agency, National Exercise Division’s National Exercise Program. Willdan supports the implementation of this program by leading the design, planning, delivery, and evaluation of emergency preparedness response and recovery training exercises, for jurisdictions, regions, and states throughout the U.S.

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

Strategic locations in key markets.  Local agencies want professionals who understand their local needs. Therefore, we deliver our services through a network of offices dispersed throughout the United States in: Arizona, California, Connecticut, Colorado, Florida, Illinois, Kansas, Nevada, New Jersey, New York, Ohio, Oregon, Texas, Utah, Washington and Washington, D.C. Each of our offices is staffed with quality professionals, including former management level public sector employees, such as planners, engineers, inspectors, and police and fire department personnel. These professionals understand the local and regional markets in which they work.

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

Experienced, talented and motivated employees.  Our staff consists of seasoned professionals with a broad array of specialties, and a strong customer service orientation. Our corporate culture places a high priority on investing in our people, including providing opportunities for stock ownership to attract, motivate and retain top professionals. Our executive officers have an average of greater than 30 years of experience in the engineering and consulting industry, and an average of greater than 9 years with our company.

Clients

Our clients primarily consist of investor owned utilities, public and governmental agencies including cities, counties, redevelopment agencies, water districts, school districts and universities, state agencies, federal agencies and a variety of other special districts and agencies. We also provide services to private utilities and private industry. In fiscal year 2017, we served over 1,036 distinct clients. For fiscal year 2017, two clients accounted for more than 10% of our consolidated contract revenue.  Consolidated Edison and DASNY accounted for 16% and 22%, respectively, of our consolidated contract revenue for fiscal year 2017.  Our clients are primarily based in New York and California. In fiscal year 2017, services provided to clients in New York accounted for approximately 46% of our contract revenue and services provided to clients in California accounted for approximately 30% of our contract revenue.

Contract Structure

We generally provide our services under contracts, purchase orders or retainer letters. The agreements we enter into with our clients typically incorporate one of three principal types of pricing provisions:

•

Time-and-materials provisions provide for reimbursement of costs and overhead plus a fee for labor based on the time expended on a project multiplied by a negotiated hourly billing rate. The profitability achievable on a time-and-materials basis is driven by billable headcount and cost control.

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

The following table presents, for the periods indicated, the approximate percentage of our contract revenue subject to each type of pricing provision:

	Fiscal Year
	2017	2016
Time-and-materials	19%	24%
Unit-based	32%	30%
Fixed price	49%	46%
Total	100%	100%

In relation to the pricing provisions, our service-related contracts, including operations and maintenance services and a variety of technical assistance services, are accounted for over the period of performance, in proportion to the cost of performance. Award and incentive fees are recorded when they are fixed and determinable and consider customer contract terms.

For time-and-materials and fixed price contracts, we bill our clients periodically in accordance with the contract terms based on costs incurred, on either an hourly fee basis or on a percentage of completion basis, as the project progresses. For unit-based contracts, we bill our clients upon delivery of the contracted item or service, and in some cases, in advance of delivery.

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

We believe that our Energy Efficiency Services segment competes primarily with Lockheed‑Martin Corp., EnerPath Services, Inc., KEMA Laboratories (a division of the DNV GL Group AS), CLEAResult Consulting, Inc., AM Conservation Group, Inc., Ameresco, Inc., Lime Energy Co., ICF International, Inc., and Nexant, Inc. We believe that the primary competitors for our Engineering Services segment include Charles Abbott & Associates, Inc., Harris & Associates, Inc., RBF Consulting, Inc., Tetra Tech, Inc., Stantec, Inc., Michael Baker Corporation, TRC Companies, Inc., AECOM Technology Corporation, NV5 Holdings, Inc., Ecology & Environment, Inc., Iteris, Inc., Kimley-Horn and Associates, Inc., Kleinfelder, Inc., HNTB Corporation and Jacobs Engineering Group, Inc. Our chief competitors in our Public Finance Services segment include David Taussig & Associates, Inc., Harris & Associates, Inc., BLX Group, Inc., Arbitrage Compliance Specialists, Inc., Raftelis Financial Consultants, Inc., FCS Group Inc. and NBS Government Finance Group Inc. We believe the Homeland Security Services segment competes primarily with Leidos, Inc., Tetra Tech, Inc., Witt O’Brien’s, LLC and IEM, Inc.

Insurance

We currently maintain the following insurance coverage: commercial general liability insurance, automobile liability insurance, workers’ compensation and employer’s liability insurance and cyber liability insurance. We also carry professional liability insurance and an umbrella/excess liability insurance. We are liable to pay these claims from our assets if and when the aggregate settlement or judgment amount exceeds our policy limits.

Employees

At December 29, 2017, we had approximately 631 full‑time employees and 251 part‑time employees. All Public Agency Resources’ employees are classified as part‑time. Our employees include, among others, licensed electrical, mechanical, structural and civil engineers, land surveyors, certified building officials, licensed geotechnical engineers and engineering geologists, certified inspectors and plans examiners, licensed architects and landscape architects, certified planners, and information technology specialists. We believe that we attract and retain highly skilled personnel with significant industry experience and strong client relationships by offering them challenging assignments in a stable work environment. We believe that our employee relations are good.

The following table sets forth the number of our employees in each of our business segments and our holding company:

	As of
	Fiscal Year End
	2017	2016	2015
Energy Efficiency Services	381	334	224
Engineering Services	380	370	352
Public Finance Services	62	69	62
Homeland Security Services	6	7	9
Holding Company Employees (Willdan Group, Inc.)	53	51	41
Total	882	831	688

At December 29, 2017, we contracted with approximately 100 former and current public safety officers to conduct homeland security services training courses. These instructors are classified as subcontractors and not employees.

Intellectual Property

The Willdan, Willdan Group, Inc., Willdan Engineering, Willdan Infrastructure, Willdan Financial Services, Willdan Energy Solutions and Willdan Homeland Services names are service marks of ours, and we have obtained a service mark for the Willdan and “W” logo. In connection with our acquisition of Integral Analytics, we have obtained the patent for “Optimization of Microgrid Energy Use and Distribution.” We have also obtained federal service mark registration with the United States Patent and Trademark Office for the “Willdan” name, “Willdan Group, Inc.” name and the “extending your reach” tagline. We believe we have strong name recognition in the western United States and New York, and that this provides us a competitive advantage in obtaining new business. Consequently, we believe it is important to protect our brand identity through trademark registrations. The name and logo of our proprietary software, MuniMagicSM, are registered service marks of Willdan Financial Services, and we have registered a federal copyright for the source code for the MuniMagicSM software.

Available Information

Our website is www.willdan.com and our investor relations page is under the caption “Investors” on our website. We make available on this website under “SEC Filings,” free of charge, our annual reports on Form 10‑K, quarterly reports on Form 10‑Q, current reports on Form 8‑K, and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the SEC. We also make available on this website our prior earnings calls under the heading “Investors—Investor Relations” and our Code of Ethical Conduct under the heading “Investors—Corporate Governance.” The information on our website is not a part of or incorporated by reference into this filing. Further, a copy of this annual report on Form 10‑K is located at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1‑800‑SEC‑0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding our filings at http://www.sec.gov.

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

We are more susceptible to risks relating to the energy efficiency services industry, which represented 73% of our consolidated revenue in fiscal year 2017, than we have been in the past and a loss of customers or other downturn in demand for those services could have a material impact on our revenues, profitability and financial condition.

Revenue generated from our Energy Efficiency Services segment has continued to increase, from 49% of our consolidated revenues in fiscal year 2014 to 73% of our consolidated revenues in fiscal year 2017.  This increase is due primarily to an increase in demand for these services as well as acquisitions we have made in this segment in fiscal years 2015, 2016 and 2017.  A loss of customers or other downturn in demand could have a material adverse impact on our business, results of operations and financial condition.  To address risks related to increased dependence on the energy efficiency services business, we must do the following:

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

Our top two clients accounted for 38% consolidated revenue for fiscal year 2017, and if we have a loss or reduction of business from either of them, it could result in significant harm to our revenue, profitability and financial condition.

For fiscal year 2017, our top two clients accounted for 38% of our consolidated contract revenue.  Consolidated Edison and DASNY accounted for 16% and 22%, respectively, of our consolidated contract revenue in fiscal year 2017. These clients are not committed to purchase any minimum amount of our services, as our agreements with them are based on a “purchase order” model. As a result, they may discontinue utilizing some or all of our services with little or no notice.

The loss of either of these customers (or financial difficulties at either of these customers, which result in nonpayment or nonperformance) could have a significant and adverse effect on our business, results of operations and financial condition. We expect these two customers to continue to account for a significant portion of our revenue for the foreseeable future. If these clients significantly reduce their business or orders with us, default on their agreements with us or fail to renew or terminate their agreements with us, our business, results of operations and financial condition could be materially and adversely affected. We may not be able to win new contracts to replace these contracts if they are terminated early or expire as planned without being renewed.

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

Changes in federal, state and local tax laws and regulations could adversely affect our business, results of operations and financial condition. On December 22, 2017, the legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law. The Tax Act reduces the U.S. federal corporate income tax rate from 35% to 21%, restricts the deductibility of certain business expenses, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously deferred from U.S. tax and creates new U.S. taxes on certain foreign sourced earnings, among other provisions. In the fourth quarter of fiscal year 2017, which is the period of enactment, we have made a reasonable estimate of the effects of the Tax Act and recognized a provisional decrease in deferred tax expense of $1.3 million. This provisional amount is based on management's current knowledge and assumptions. Final amounts could be materially different from current estimates based on further analysis of the tax law changes or on additional guidance from the U.S. Department of the Treasury, the Internal Revenue Service (the “IRS”), the SEC, or the Financial Accounting Standards Board (“FASB”).

Shortly after the Tax Act was enacted, the SEC issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) to address the application of generally accepted accounting principles in the United States of America (“GAAP”) and directing taxpayers to consider the impact of the Tax Act as “provisional” when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for the change in tax law.  In accordance with SAB 118, we have recognized the provisional tax impacts.  Although, we do not believe there will be any material adjustments in subsequent reporting periods, the ultimate impact may differ from the provisional amounts, due to, among other things, the limitation on the deductibility of certain executives’ compensation pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), a detailed evaluation of the contractual terms of our fourth quarter 2017 capital additions to determine whether they qualify for the 100% expensing pursuant to the Tax Act, the significant complexity of the Tax Act and anticipated additional regulatory guidance that may be issued by the IRS and changes in analysis, interpretations and assumptions we have made and actions we may take as a result of the Tax Act.  The accounting is expected to be complete when the 2017 U.S. corporate income tax return is filed in 2018.

A number of factors may impact our future effective income tax rate, including:

•	governmental authorities increasing taxes or eliminating deductions;
•	changes in the jurisdictions in which earnings are taxed;
•	the resolution of issues arising from tax audits with various tax authorities;
•	changes in the valuation of our deferred tax assets and liabilities;
•	adjustments to estimated taxes upon finalization of various tax returns;
•	changes in available tax credits;
•	changes in stock-based compensation;
•	other changes in tax laws and regulations, and
•	the interpretation of tax laws and/or administrative practices.

For example, we utilized the energy efficient building deduction under Section 179D of the Internal Revenue Code, in fiscal years 2015 and 2016.  However, we were not able to utilize the energy efficient building deduction in the fiscal year 2017 tax provision due to Congress not enacting an extension of this deduction for tax year 2017 until the first quarter of fiscal year 2018.  The inability to utilize such deduction in fiscal year 2017 did not have a material adverse effect on our business, results of operations and financial condition, and we will claim this deduction on our 2017 federal tax return when filed in fiscal year 2018 and record a benefit in the first quarter of fiscal year 2018.

Any significant increase in our future effective income tax rate could reduce net earnings and free cash flow for future periods.

A downturn in public and private sector construction activity in the regions we serve, or other conditions that impact the construction industry, may have a material adverse effect on our business, results of operations and financial condition.

A downturn in construction activity in our geographic service areas may affect demand for our services, which could have a material adverse effect on our business, results of operations and financial condition. During fiscal year 2017, a portion of our contract revenue was generated by services rendered to public agencies in connection with private and public sector construction projects.

In the recent past, general economic conditions declined due to a number of factors including slower economic activity, a lack of available credit, decreased consumer confidence and reduced corporate profits and capital spending, leading to a slowdown in construction, particularly residential housing construction, in the western United States. As a result of this slowdown, both our Engineering Services segment and Public Finance Services segment suffered declines in revenue and operating margin compression and we made several reductions in workforce and facility leases. While economic conditions have improved over the last several years, the recovery has been slow with regard to our traditional Engineering Services and Public Finance Services segments. If the economy declines again, we will need to evaluate whether reductions in headcount and facilities in geographic areas that are underperforming are again needed.

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

Demand for our services is cyclical and vulnerable to economic downturns. If economic growth slows, government fiscal conditions worsen, or client spending declines further, it may have a material adverse effect on our business, results of operations and financial condition. In particular, changes in the local and regional economies of New York and California could have a material adverse effect on our business, results of operations and financial condition.

Demand for our services is cyclical, and vulnerable to economic downturns and reductions in government and private industry spending. Such downturns or reductions may result in clients delaying, curtailing or canceling proposed and existing projects. Our business traditionally lags the overall recovery in the economy; therefore, our business may not recover immediately when the economy improves. If economic growth slows, government fiscal conditions worsen, or client spending declines, it may have a material adverse effect on our business, results of operations and financial condition. Our government clients may face budget deficits that prohibit them from funding new or existing projects. In addition, our existing and potential clients may either postpone entering into new contracts or request price concessions. Difficult financing and economic conditions may cause some of our clients to demand better pricing terms or delay payments for services we perform, thereby increasing the average number of days our receivables are outstanding, and the potential of increased credit losses of uncollectible invoices. Further, these conditions may result in the inability of some of our clients to pay us for services that we have already performed. If we are not able to reduce our costs quickly enough to respond to the revenue decline from these clients, our operating results may be adversely affected. Accordingly, these factors affect our ability to forecast our future revenue and earnings from business areas that may be adversely impacted by market conditions.

In particular, adverse economic and other conditions affecting the local and regional economies of New York and California may reduce the demand for our services, which could have a material adverse effect on our business, results of operations and financial condition. During fiscal year 2017, approximately 46% and 30% of our contract revenue was derived from services rendered to public agencies, utilities, and private industry in New York and California, respectively. New York and California each experienced an economic downturn in fiscal year 2009, which negatively impacted our revenue and profitability. Any future downturns could have similar significant adverse impacts on our business, results of operations and financial condition.

Our contracts may contain provisions that are unfavorable to us and permit our clients to, among other things, terminate our contracts partially or completely at any time prior to completion.

Certain of our contracts contain provisions that allow our clients to terminate or modify the contract at their convenience upon short notice. For example, Consolidated Edison and DASNY, our two largest sources of revenue, may terminate their respective contracts with us at any time for any reason. If a client terminates one of our contracts for convenience, we may only bill the client for work completed prior to the termination, plus any commitments and settlement expenses the client agrees to pay, but not for any work not yet performed. In addition, many of our government contracts and task and delivery orders are incrementally funded as appropriated funds become available. The reduction or elimination of such funding can result in contract options not being exercised and further work on existing contracts and orders being curtailed. In any such event, we would have no right to seek lost fees or other damages. If a client were to terminate, decline to exercise options under, or curtail further performance under one or more of our major contracts, it could have a material adverse effect on our business, results of operations and financial condition.

We often rely on subcontractors. The quality of our service and our ability to perform under some of our contracts would be adversely affected if qualified subcontractors are unavailable for us to engage.

Under some of our contracts, we rely on the efforts and skills of subcontractors for the performance of some of the tasks. Subcontractor services and other direct costs comprised approximately 56% and 50% of our contract revenue in fiscal years 2017 and 2016, respectively. Our use of subcontractors has increased in recent years primarily because of our acquisitions of Abacus and substantially all of the assets of 360 Energy and Genesys in our energy efficiency services business.  Our subsidiary WES generally utilizes a higher percentage of subcontractors than our other subsidiaries. The absence of qualified subcontractors with whom we have a satisfactory relationship could adversely affect the quality of our service offerings and therefore, adversely affect our business, results of operations and financial condition. Additionally, we may have disputes with our subcontractors arising from, among other things, the quality and timeliness of work performed by the subcontractor or client concerns about the subcontractor.

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

A key part of our growth strategy, as shown by our July 2017 acquisition of Integral Analytics, our March 2016 acquisition of substantially all of the assets of Genesys and our January 2015 acquisitions of Abacus and substantially all of the assets of 360 Energy, is to acquire other companies that complement our lines of business or that broaden our technical capabilities and geographic presence. We may continue to acquire companies as an element of our growth strategy; however, our ability to make acquisitions is restricted under our amended credit agreement. Acquisitions involve certain known and unknown risks that could cause our actual growth or operating results to differ from our expectations or the expectations of securities analysts. For example:

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

We may not be able to maintain the levels of revenue, earnings or operating efficiency that we and Integral Analytics have achieved or might achieve separately. The business and financial performance of Integral Analytics are subject to certain risks and uncertainties. We may be unable to achieve the same growth, revenues and profitability that Integral Analytics has achieved in the past.

If our goodwill or other intangible assets become impaired, then our profits may be significantly reduced.

Because we have recently completed a number of acquisitions, goodwill and other intangible assets represent a substantial portion of our assets.  As of December 29, 2017, our goodwill was $38.2 million and other intangible assets were $10.7 million.  We are required to perform a goodwill impairment test for potential impairment at least on an annual basis.  We also assess the recoverability of the unamortized balance of our intangible assets when indications of impairment are present based on expected future profitability and undiscounted expected cash flows and their contribution to our overall operations.  The goodwill impairment test requires us to determine the fair value of our reporting units, which are the components at or one level below our reportable segments. In determining fair value, we make significant judgments and estimates, including assumptions about our strategic plans with regard to our operations.  We also analyze current economic indicators and market valuations to help determine fair value.  To the extent economic conditions that would impact the future operations of our reporting units change, our goodwill may be deemed to be impaired, and we would be required to record a non-cash charge that could result in a material adverse effect on our business, results of operations and financial condition.

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

To prepare financial statements in conformity with GAAP, management is required to make estimates and assumptions as of the date of the financial statements. These estimates and assumptions affect the reported values of assets, liabilities, revenue and expenses, as well as disclosures of contingent assets and liabilities. For example, we typically recognize revenue of our fixed price contracts over the life of a contract based on the proportion of costs incurred to date compared to the total costs estimated to be incurred for the entire project. Areas requiring significant estimates by our management include:

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

Legislation is proposed periodically, particularly in the states of New York and California, that attempts to limit the ability of governmental agencies to contract with private consultants to provide services. Should such changes occur and be upheld, demand for our services may be materially adversely affected. During fiscal year 2017, approximately 85% of our contract revenue was derived from services rendered to public agencies, including public utilities. While attempts at such legislation have failed in the past, such measures could be adopted in the future.

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

In fiscal year 2017, approximately 49% of our contract revenue was derived from fixed price contracts. Under fixed price contracts, we perform services under a contract at a stipulated price which protects clients but exposes us to a greater number of risks than time‑and‑materials and unit‑based contracts. We realize a profit on fixed price contracts only if we can control our costs and prevent cost overruns on our contracts. Fixed price contracts require cost and scheduling estimates that are based on a number of assumptions, including those about future economic conditions, costs, and availability of labor, equipment and materials, and other exigencies. We could experience cost overruns if these estimates are inaccurate as a result of errors or ambiguities in the contract specifications, or become inaccurate as a result of a change in circumstances following the submission of the estimate due to, among other things, unanticipated technical problems, difficulties in obtaining permits or approvals, changes in local laws or labor conditions, weather delays, or the inability of our vendors or subcontractors to perform. If cost overruns occur, we could experience reduced profits or, in some cases, a loss for that project. If a project is significant, or if there are one or more common issues that impact multiple projects, costs overruns could increase the unpredictability of our earnings, as well as have an adverse impact on business, results of operations and financial condition.

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

If there is a significant decrease in the perceived risk of the likelihood that one or more acts of terrorism will be conducted in the United States, or a significant decrease in the perceived risk of the occurrence of natural disasters, our ability to grow and generate revenue through our Homeland Security Services segment, could be negatively affected. Our Homeland Security Services segment provides training and consulting services to local and regional agencies related to preparing for and responding to incidents of terrorism and natural disaster. Should the perceived risk of such incidence decline, federal and state funding for homeland security and emergency preparedness could be reduced, which might decrease demand for our services and have a material adverse effect on our business, results of operations and financial condition of our Homeland Security Services business.

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

The market for energy efficiency and sustainability, engineering, construction management and planning, economic and financial consulting and national preparedness and interoperability services is competitive and highly fragmented. Contract awards are based primarily on quality of service, relevant experience, staffing capabilities, reputation, geographic presence, stability and price. Some of our competitors in certain service areas have more personnel and greater financial, technical and marketing resources than us. In particular, our energy efficiency and sustainability consulting services, which represented approximately 73% and 68% of our contract revenue for fiscal years 2017 and 2016, respectively, competes with larger energy efficiency consulting firms such as Lockheed‑Martin Corp., EnerPath Services, Inc., KEMA Laboratories (a division of the DNV GL Group AS), CLEAResult Consulting, Inc., AM Conservation Group, Inc., Ameresco, Inc., Lime Energy Co., ICF International, Inc., and Nexant, Inc. Our competitors for engineering related services, which represented approximately 21% and 25% of our contract revenue for fiscal years 2017 and 2016, respectively, include many larger consulting firms such as Charles Abbott & Associates, Inc., Harris & Associates, Inc., RBF Consulting, Inc., Tetra Tech, Inc., Stantec, Inc., Michael Baker Corporation, TRC Companies, Inc., AECOM Technology Corporation, NV5 Holdings, Inc., Ecology & Environment, Inc., Iteris, Inc., Kimley-Horn and Associates, Inc., Kleinfelder, Inc., HNTB Corporation, and Jacobs Engineering Group, Inc. In certain public finance consulting services, we may compete with large accounting firms. We can offer no assurance that we will be able to compete successfully in the future with these or other competitors.

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

In addition, we are subject to Section 203 of the Delaware General Corporation Law. In general, subject to some exceptions, Section 203 prohibits a Delaware corporation from engaging in any business combination with any “interested stockholder” (which is generally defined as an entity or person who, together with the person’s affiliates and associates, beneficially owns, or within three years prior to the time of determination of interested stockholder status did own, 15% or more of the outstanding voting stock of the corporation), for a three-year period following the date that the stockholder became an interested stockholder. Section 203 could have the effect of delaying, deferring or preventing a change in control that our stockholders might consider to be in their best interests.

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

The price of our common stock is volatile and may fluctuate significantly. For example, during our fiscal year ended December 29, 2017, the closing price of our stock ranged from a high of $36.54 per share to a low of $21.46 per share. We cannot assure you as to the prices at which our common stock will trade or that an active trading market in our common stock will be sustained in the future. In addition to the matters discussed in other risk factors included herein, some of the reasons for fluctuations in our stock price could include:

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our corporate headquarters are located in approximately 18,000 square feet of office space that we lease at 2401 East Katella Avenue, Anaheim, California. In addition, we lease office space in 38 other locations nationwide, principally in California and New York. In total, our facilities contain approximately 177,000 square feet of office space and are subject to leases that expire through February 2023. We rent a small portion of this space on a month‑to‑month basis. We believe that our existing facilities are adequate to meet current requirements and that suitable additional or substitute space will be available as needed to accommodate any expansion of operations and for additional offices.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Since November 21, 2006, the common stock of Willdan Group, Inc. has been listed and traded on the NASDAQ Global Market under the symbol “WLDN”. The following table sets out the high and low daily closing sale prices as reported on the NASDAQ Global Market for fiscal years 2017 and 2016. These reported prices reflect inter‑dealer prices without adjustments for retail markups, markdowns, or commissions.

	2017		2016
	High	Low	High	Low
1st Quarter	$36.13	$21.46	$10.48	$7.10
2nd Quarter	$33.93	$28.37	$11.05	$9.79
3rd Quarter	$36.54	$28.66	$18.88	$10.31
4th Quarter	$32.89	$23.62	$25.96	$16.06

On March 8, 2018, the closing sales price per share of our common stock, as reported on the NASDAQ Global Market, was $22.69.

Stockholders

As of March 8, 2018, there were 171 stockholders of record of our common stock.

Dividends

We did not declare or pay cash dividends on our common stock in fiscal years 2017 and 2016. Our revolving credit agreement prohibits the payment of any dividend or distribution on our common stock either in cash, stock or any other property without the lender’s consent.

Performance Graph

The graph below compares the 5-year cumulative return of our common stock, the NASDAQ Composite and a customized peer group. The peer group consists of six companies: Lime Energy Co., Ecology & Environment, Inc., Iteris, Inc., NV5 Holdings, Inc., ICF International, Inc. and Ameresco, Inc. The peer group investment is weighted by market capitalization as of December 28, 2012, and is adjusted monthly. An investment of $100, with reinvestment of all dividends, is assumed to have been made in our common stock, in the peer group and in the NASDAQ Composite on December 28, 2012, and the relative performance of each is tracked through December 29, 2017. The stock price performance shown in the graph is not necessarily indicative of future stock price performance.

Recent Sales of Unregistered Securities

On July 28, 2017, in connection with our acquisition of Integral Analytics, we issued 90,611 shares of the Company’s common stock to the stockholders of Integral Analytics (the “IA Stock Issuance”), as partial consideration for our acquisition of Integral Analytics. For further discussion of our acquisition of Integral Analytics, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Acquisition of Integral Analytics.”

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

	Fiscal Year
	2017	2016	2015	2014	2013
	(in thousands except per share amounts)
Consolidated Statement of Operations Data:
Contract revenue	$273,352	$208,941	$135,103	$108,080	$85,510
Direct costs of contract revenue (inclusive of directly related depreciation and amortization):
Salaries and wages	44,743	39,024	31,880	28,207	24,098
Subcontractor services and other direct costs	151,919	104,236	50,200	35,611	24,831
Total direct costs of contract revenue	196,662	143,260	82,080	63,818	48,929
General and administrative expenses:
Salaries and wages, payroll taxes, employee benefits	36,534	31,084	25,741	21,394	20,555
Facilities and facility related	4,624	4,085	4,246	4,371	4,654
Stock-based compensation	2,774	1,239	777	258	150
Depreciation and amortization	3,949	3,204	2,072	459	517
Lease abandonment, net	—	—	—	9	30
Other	15,105	14,525	12,657	9,462	8,067
Total general and administrative expenses	62,986	54,137	45,493	35,953	33,973
Income from operations	13,704	11,544	7,530	8,309	2,608
Other (expense) income:
Interest income	—	—	—	8	10
Interest expense	(111)	(179)	(207)	(16)	(94)
Other, net	98	2	18	125	238
Total other (expense) income, net	(13)	(177)	(189)	117	154
Income before income tax expense	13,691	11,367	7,341	8,426	2,762
Income tax expense (benefit)	1,562	3,068	3,082	(990)	132
Net income	$12,129	$8,299	$4,259	$9,416	$2,630
Earnings per common share:
Basic	$1.42	$1.01	$0.54	$1.26	$0.36
Diluted	$1.32	$0.97	$0.52	$1.22	$0.35
Weighted average common shares outstanding:
Basic	8,541	8,219	7,834	7,488	7,355
Diluted	9,155	8,565	8,113	7,739	7,495
Other Operating Data (unaudited):
Adjusted EBITDA(1)	$21,814	$16,428	$10,944	$9,151	$3,581
Employee headcount at period end(2)	882	831	688	637	534

	Fiscal Year Ended
	December 29,	December 30,	January 1,	January 2,	December 27,
	2017	2016	2016	2015	2013
Consolidated Balance Sheet Data:
Cash and cash equivalents	$14,424	$22,668	$16,487	$18,173	$8,134
Working capital	26,832	24,189	22,499	27,537	15,706
Total assets	138,172	108,347	72,345	49,330	38,237
Total indebtedness(3)	3,332	6,590	5,823	985	731
Total stockholders’ equity	70,652	49,918	37,616	30,413	20,213

(1)

Adjusted EBITDA, a non-GAAP measure, is a supplemental measure used by our management to measure our operating performance. We define Adjusted EBITDA as net income plus interest expense (income), income tax expense (benefit), stock-based compensation, interest accretion and depreciation and amortization. Adjusted EBITDA is not a measure of net income determined in accordance with U.S. generally accepted accounting principles, or GAAP. We believe Adjusted EBITDA is useful because it allows our management to evaluate our operating performance and compare the results of our operations from period to period and against our peers without regard to our financing methods, capital structure and non-operating expenses. We use Adjusted EBITDA to evaluate our performance for, among other things, budgeting, forecasting and incentive compensation purposes. Adjusted EBITDA has limitations as an analytical tool and should not be considered as an alternative to, or more meaningful than, net income as determined in accordance with GAAP. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s costs of capital, as well as the historical costs of depreciable assets. Our definition of Adjusted EBITDA may also differ from those of many companies reporting similarly named measures.

The following is a reconciliation of net income to Adjusted EBITDA (in thousands):

	Fiscal Year
	2017	2016	2015	2014	2013
Net income	$12,129	$8,299	$4,259	$9,416	$2,630
Interest income	—	—	—	(8)	(10)
Interest expense	111	179	207	16	94
Income tax expense (benefit)	1,562	3,068	3,082	(990)	132
Stock-based compensation	2,774	1,239	777	258	150
Interest accretion(a)	1,156	439	547	—	—
Depreciation and amortization	4,082	3,204	2,072	459	585
Adjusted EBITDA	$21,814	$16,428	$10,944	$9,151	$3,581

(a)

Interest accretion represents the imputed interest on the earn-out payments to be paid by us in connection with the acquisitions of Abacus and substantially all of the assets of 360 Energy in January 2015 and the acquisition of Integral Analytics, Inc. in July 2017.  Interest accretion is included in other expenses.

(2)	Includes full-time and part-time employees.
(3)

Total indebtedness includes notes payable outstanding under our delayed draw term loan facility and notes payable that we issued to the sellers of Abacus and the sellers of substantially all of the assets of 360 Energy in connection with our acquisitions of each in January 2015.  We had $2.5 million outstanding under our revolving credit facility as of December 29, 2017. Total indebtedness does not include the earn-out payments owed in connection with our acquisitions of Abacus, Economists.com, LLC (“Economists LLC”), Integral Analytics and substantially all of the assets of 360 Energy.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a provider of professional technical and consulting services to utilities, private industry, and public agencies at all levels of government. We enable our clients to realize cost and energy savings by providing a wide range of specialized services.  We assist our clients with a broad range of complementary services relating to:

•	Energy Efficiency and Sustainability;
•	Engineering, Construction Management and Planning;
•	Economic and Financial Consulting; and
•	National Preparedness and Interoperability.

We operate our business through a nationwide network of offices in Arizona, California, Connecticut, Colorado, Florida, Illinois, Kansas, Nevada, New Jersey, New York, Ohio, Oregon, Texas, Utah, Washington and Washington, DC. As of December 29, 2017, we had 882 employees which includes licensed engineers and other professionals.

We seek to establish close working relationships with our clients and expand the breadth and depth of the services we provide to them over time.  Our business with public and private utilities is concentrated primarily in New York and California, but we also have business with utilities in other states. We currently serve more than 25 major utility customers across the country.  Our business with public agencies is concentrated in New York and California. We provide services to many of the cities and counties in California. We also serve special districts, school districts, a range of public agencies and private industry.

We were founded in 1964 and Willdan Group, Inc., a Delaware corporation, was formed in 2006 to serve as our holding company. Historically, our clients were public agencies in communities with populations ranging from 10,000 to 300,000 people.  We believe communities of this size are underserved by large outsourcing companies that tend to focus on securing large federal and state projects and private sector projects.  Since expanding into energy efficiency services, our client base has grown to include investor-owned and other public utilities as well as substantial energy users in government and business.

We consist of a group of wholly owned companies that operate within the following segments for financial reporting purposes:

•

Energy Efficiency Services.    Our Energy Efficiency Services segment consists of the business of our subsidiary WES which offers energy efficiency and sustainability consulting services to utilities, public agencies and private industry under a variety of business names, including Willdan Energy Solutions, Abacus Resource Management, 360 Energy Engineers, Genesys Engineering and Integral Analytics. This segment is currently our largest segment based on contract revenue, representing approximately 73% and 68% of our consolidated contract revenue for fiscal years 2017 and 2016, respectively.

•

Engineering Services.    Our Engineering Services segment includes the operations of our subsidiaries, Willdan Engineering, Willdan Infrastructure and Public Agency Resources. Willdan Engineering provides civil engineering‑related construction management, building and safety, city engineering, city planning, geotechnical/material testing and other engineering consulting services to our clients.  Willdan Infrastructure, which was launched in fiscal year 2013, provides engineering services to larger rail, port, water, mining and other civil engineering projects.  Public Agency Resources primarily provides staffing to Willdan Engineering. Contract revenue for the Engineering Services segment represented approximately 21% and 25% of our consolidated contract revenue for fiscal years 2017 and 2016, respectively.

•

Public Finance Services.    Our Public Finance Services segment consists of the business of our subsidiary, Willdan Financial Services, which offers economic and financial consulting services to public agencies. Contract revenue for the Public Finance Services segment represented approximately 5% and 6% of our consolidated contract revenue for fiscal years 2017 and 2016, respectively.

•

Homeland Security Services.    Our Homeland Security Services segment consists of the business of our subsidiary, Willdan Homeland Solutions, which offers national preparedness and interoperability services and communications and technology solutions. Contract revenue for our Homeland Security Services segment represented approximately 1% of our consolidated contract revenue for each of fiscal year 2017 and 2016.

Acquisition of Integral Analytics

On July 28, 2017, we and our wholly-owned subsidiary WES acquired all of the outstanding shares of Integral Analytics, Inc., a data analytics and software company, pursuant to the Stock Purchase Agreement, dated July 28, 2017, by and among us, WES, Integral Analytics, the stockholders of Integral Analytics and the Sellers’ Representative (as defined therein).

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

Components of Revenue and Expense

Contract Revenue

We generally provide our services under contracts, purchase orders or retainer letters. The agreements we enter into with our clients typically incorporate one of four principal types of pricing provisions: time-and-materials, unit-based, fixed price and service-related contracts. Revenue on our time-and-materials and unit-based contracts are recognized as the work is performed in accordance with specific terms of the contract. Approximately 19% of our contracts are time-and-materials contracts and approximately 32% of our contracts are unit-based contracts. Some of these contracts include maximum contract prices, but contract maximums are often adjusted to reflect the level of effort to achieve client objectives and thus the majority of these contracts are not expected to exceed the maximum. Contract revenue on our fixed price contracts is determined on the percentage of completion method based generally on the ratio of direct costs incurred to date to estimated total direct costs at completion. Many of our fixed price contracts involve a high degree of subcontracted fixed price effort and are relatively short in duration, thereby lowering the risks of not properly estimating the percent complete.  Our service-related contracts, including operations and maintenance services and a variety of technical assistance services, are accounted for over the period of performance, in proportion to the cost of performance.

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

Applying the percentage-of-completion method of recognizing revenue requires us to estimate the outcome of our fixed price and long-term contracts. We forecast such outcomes to the best of our knowledge and belief of current and expected conditions and our expected course of action. Differences between our estimates and actual results often occur resulting in changes to reported revenue and earnings. Such changes could have a material effect on future consolidated financial statements. We did not have material revisions in estimates for contracts recognized using the percentage-of-completion method for any of the periods presented in the accompanying consolidated financial statements.

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

Goodwill

We test our goodwill at least annually for possible impairment. We complete our annual testing of goodwill as of the last day of the first month of our fourth fiscal quarter each year to determine whether there is impairment. In addition to our annual test, we regularly evaluate whether events and circumstances have occurred that may indicate a potential impairment of goodwill. We did not recognize any goodwill impairment charges in fiscal years 2017, 2016, or 2015. We had goodwill of approximately $38.2 million as of December 29, 2017, which primarily relates to our acquisition of Integral Analytics in July 2017 and other various acquisitions in 2015 and 2016.

We test our goodwill for impairment at the level of our reporting units, which are components of our operating segments. In September 2011, FASB issued Accounting Standards Update No. 2011‑08 (“ASU 2011‑08”), Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This accounting guidance allows companies to perform a qualitative assessment on goodwill impairment to determine whether a quantitative assessment is necessary. If a quantitative assessment is warranted, we then determine the fair value of the applicable reporting units. To estimate the fair value of our reporting units, we use both an income approach based on management’s estimates of future cash flows and other market data and a market approach based upon multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, earned by similar public companies.

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

On January 15, 2015, we and our wholly-owned subsidiary WES completed two separate acquisitions. We acquired all of the outstanding shares of Abacus, an Oregon-based energy engineering company. In addition, we also acquired substantially all of the assets of 360 Energy, a Kansas-based energy engineering company. On April 3, 2015, our wholly-owned subsidiary, Willdan Financial Services, acquired substantially all of the assets of Economists LLC, a Texas-based economic analysis and financial solutions firm serving the municipal and public sectors. On March 4, 2016, we and WES acquired substantially all of the assets of Genesys, a New York-based energy engineering company. On July 28, 2017, we and WES acquired Integral Analytics, a data analytics and software company.

As of December 29, 2017, we had not yet completed our final estimate of fair value of the assets acquired and liabilities assumed relating to the acquisition of Integral Analytics due to the timing of the transaction and lack of complete information necessary to finalize such estimates of fair value.  Accordingly, we have preliminarily estimated the fair values of the assets acquired and the liabilities assumed and will finalize such fair value estimates within twelve months of the acquisition date.  For further discussion of our acquisitions, see “—Acquisition of Integral Analytics” above and Note 3 “—Business Combinations” of the notes to our consolidated financial statements included elsewhere in this report.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the financial reporting basis and tax basis of our assets and liabilities, subject to a judgmental assessment of the recoverability of deferred tax assets. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded when it is more-likely-than-not that some of the deferred tax assets may not be realized. Significant judgment is applied when assessing the need for valuation allowances. Areas of estimation include our consideration of future taxable income and ongoing prudent and feasible tax planning strategies. Should a change in circumstances lead to a change in judgment about the utilization of deferred tax assets in future years, we would adjust the related valuation allowances in the period that the change in circumstances occurs, along with a corresponding increase or charge to income. On December 22, 2017, the Tax Act was enacted into law, which, among other items, lowered the U.S. corporate tax rate from 35% to 21%, effective January 1, 2018. As a result of the Tax Act, we recorded a one-time decrease in deferred tax expense of $1.3 million for the fiscal quarter ended December 29, 2017 to account for the remeasurement of our deferred tax assets and liabilities on the enactment date. We will continue to analyze the impacts of the Tax Act and, if necessary, record any further adjustments to our deferred tax assets and liabilities in future periods.

During each fiscal year, management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize existing deferred tax assets. For fiscal years 2017 and 2016, we ultimately determined that it was more-likely-than-not that the entire California net operating loss will not be utilized prior to expiration.  Significant pieces of objective evidence evaluated included our history of utilization of California net operating losses in prior years for each of our subsidiaries, as well as our forecasted amount of net operating loss utilization for certain members of the combined group.  As a result, we recorded a valuation allowance in the amount of $87,000 and $72,000 at the end of fiscal year 2017 and 2016, respectively, related to California net operating losses.

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

Subsequent to year end, we were notified that our 2016 tax return will be examined by the IRS.  We have yet to determine the result due to the examination process having not commenced.

Results of Operations

The following table sets forth, for the periods indicated, certain information derived from our consolidated statements of operations expressed as a percentage of contract revenue. Amounts may not add to the totals due to rounding.

	Fiscal Year

	2017	2016	2015
Statement of Operations Data:
Contract revenue	100%	100%	100%
Direct costs of contract revenue (inclusive of directly related depreciation and amortization):
Salaries and wages	16.4	18.7	23.6
Subcontractor services and other direct costs	55.6	49.9	37.2
Total direct costs of contract revenue	71.9	68.6	60.8
General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	13.4	14.9	19.1
Facilities and facility related	1.7	2.0	3.1
Stock-based compensation	1.0	0.6	0.6
Depreciation and amortization	1.4	1.5	1.5
Other	5.5	7.0	9.4
Total general and administrative expenses	23.0	26.0	33.7
Income from operations	5.0	5.4	5.5
Other income (expense):
Interest expense, net	—	(0.1)	(0.2)
Other, net	—	—	—
Total other expense, net	—	(0.1)	(0.2)
Income before income taxes	5.0	5.3	5.3
Income tax expense	0.6	1.5	2.3
Net income	4.4%	3.8%	3.0%

Fiscal Year 2017 Compared to Fiscal Year 2016

Contract revenue.  Our contract revenue was $273.4 million for fiscal year 2017, with $199.6 million attributable to the Energy Efficiency Services segment, $57.4 million attributable to the Engineering Services segment, $13.3 million attributable to the Public Finance Services segment, and $3.0 million attributable to the Homeland Security Services segment. Consolidated contract revenue increased $64.4 million, or 30.8%, to $273.4 million for fiscal year 2017 from $208.9 million for fiscal year 2016. This was primarily the result of an increase in contract revenue for our Energy Efficiency Services segment of $57.7 million, or 40.7%, to $199.6 million for fiscal year 2017 from $141.9 million for fiscal year 2016 and an increase in contract revenue for our Engineering Services segment of $5.1 million, or 9.8%, to $57.4 million for fiscal year 2017 from $52.3 million for fiscal year 2016. Contract revenue for our Public Finance Services segment increased $0.9 million, or 7.4%, to $13.3 million for fiscal year 2017 from $12.4 million for fiscal year 2016. Contract revenue for our Homeland Security Services segment increased by $0.6 million, or 26.2%, to $3.0 million for fiscal year 2017 from $2.4 million for fiscal year 2016. Contract revenue for the Energy Efficiency Services segment increased primarily due to the ramp up of new contracts and programs for performance contracts in Kansas and New Jersey, multi-family lighting contracts in New York and other utility contract expansions, including Rocky Mountain Power and San Diego Gas & Electric. Additionally, there was expanded demand for services from the

Energy Efficiency Services segment under existing contracts and the recognition of contract revenue of Genesys for an entire year compared to the prior year when the acquisition was executed. As the economy continues to grow, utility customers and governmental agencies continue to see demand from their constituents for a greener, more productive supply of energy and investment in governmental infrastructure. Contract revenue for the Engineering Services segment increased primarily due to greater demand for our planning services across all clients, building and safety services in California and Arizona, and geotechnical and public works services in California.  Contract revenue for our Public Finance Services segment increased due to the continued growth across the country in the Property Assessed Clean Energy Program (PACE) that Willdan Financial Services manages, along with an increased demand for consulting services in Texas and Arizona. Contract revenue for our Homeland Security Services segment increased due to a greater demand for emergency preparedness training offerings to our clients.

Direct costs of contract revenue.  Direct costs of contract revenue increased by $53.4 million, or 37.3%, compared to the prior year, to $196.7 million for fiscal year 2017, with $154.8 million attributable to the Energy Efficiency Services segment, $34.2 million attributable to the Engineering Services segment, $5.4 million attributable to the Public Finance Services segment, and $2.3 million attributable to the Homeland Security Services segment. Direct costs of contract revenue for our Energy Efficiency Services segment increased by $49.0 million, or 46.3%, compared to the prior year, primarily due to the expanded revenue base from new contracts and programs commencing during the year and the recognition of direct costs of revenue of Genesys for an entire year compared to the prior year when the acquisition was executed. Direct costs of contract revenue also increased for our Engineering Services, Public Finance Services, and Homeland Security Services segments by $3.7 million, or 12.1%, $0.1 million, or 1.1%, and $0.7 million, or 44.5%, compared to the prior year, respectively. Direct costs of contract revenue increased for each of our Engineering Services and Public Finance Services segments primarily due to the increased number of staff members required to execute increased projects in each segment.  Direct costs of contract revenue increased for our Homeland Security Services segment primarily due to a greater demand for emergency preparedness training offerings to our clients.

Subcontractor services and other direct costs increased by $47.7 million and salaries and wages increased by $5.7 million compared to the prior year. Within direct costs of contract revenue, salaries and wages decreased to 16.4% of contract revenue for fiscal year 2017 as compared to 18.7% for fiscal year 2016. Subcontractor services and other direct costs increased to 55.6% of contract revenue for fiscal year 2017 from 49.9% of contract revenue for fiscal year 2016. Subcontractor services and other direct costs increased as a percentage of contract revenue primarily due to a higher mix of revenues from performance contracts and the direct installation of energy efficiency measures compared to the prior year.

General and administrative expenses.  General and administrative expenses increased by $8.8 million, or 16.3%, to $63.0 million for fiscal year 2017 from $54.1 million for fiscal year 2016. This reflected an increase of $13.3 million in general and administrative expenses of the Energy Efficiency Services segment, offset by decreases of $4.1 million and $0.4 million in general and administrative expenses of the unallocated corporate expenses and Engineering Services segment, respectively.  General and administrative expenses remained relatively flat for the Public Finance Services and Homeland Security Services segments. General and administrative expenses as a percentage of contract revenue were 23.0% for fiscal year 2017 as compared to 26.0% for fiscal year 2016. Our general and administrative expenses decreased as a percentage of contract revenue, while increasing in amount, compared to the prior year, primarily due to our increased revenue base from fiscal year 2016 to fiscal year 2017. As discussed above under “—Components of Revenue and Expense—Direct Costs of Contract Revenue,” we only allocate that portion of salaries and wages related to time spent directly generating revenue to direct costs of contract revenue, and the remainder is allocated to general and administrative expenses. As a result of our increased business levels and revenue, we have been allocating more salaries and wages to direct costs of revenues, which has correspondingly decreased the amount of salaries and wages we have allocated to general and administrative expenses.

Of the $8.8 million increase in general and administrative expenses, approximately $5.5 million resulted from an increase in salaries and wages, payroll taxes and employee benefits, $1.5 million resulted from an increase in stock-based compensation, $0.7 million resulted from an increase in depreciation and amortization, $0.6 million resulted from an increase in other general and administrative expenses, and $0.5 million resulted from an increase in facilities and facility related expenses. The increase in salaries and wages, payroll taxes and employee benefits was primarily due to increased activity requiring us to hire additional administrative employees and increased compensation for our current employees. The increase in stock-based compensation expenses was primarily due to an increase in the issuance of grants to new employees and an employee stock purchase plan change that gives our employees a 15% purchasing discount compared to 5% in our previous plan. The increase in depreciation and amortization was primarily due to increased use of computer hardware, company vehicles and field equipment. The increase in depreciation and amortization expenses was primarily due to an increase in amortization of intangible assets from our 2016 and 2017 acquisitions. The increase in other general and administrative expenses was primarily due to interest accretion on the earn-out payments relating to our acquisitions of Economists LLC, Integral Analytics and substantially all of the assets of 360 Energy. The increase in facilities and facility related expenses was primarily due to the opening of new offices in Connecticut, New York, Ohio and Utah.

Income from operations.  As a result of the above factors, our operating income increased by $2.2 million or 18.7% to $13.7 million for fiscal year 2017 as compared to $11.5 million for fiscal year 2016 The increase was primarily due to a larger revenue base over direct costs.  Income from operations, as a percentage of contract revenue, was 5.0% for fiscal year 2017 and 5.4% for fiscal year 2016. The decrease in operating margin was primarily due to direct costs of contract revenue increasing more than contract revenue increased.

Total other expense, net.  Total other expense, net, decreased to $13,000 for fiscal year 2017 as compared $177,000 for fiscal year 2016.  This decrease in total other expense, net is primarily the result of lower interest expense during fiscal year 2017, due to the decreasing principal amounts outstanding on the notes payable related to our previous acquisitions.

Income tax expense.  We recorded an income tax expense of $1.6 million for fiscal year 2017, as compared to $3.1 million for fiscal year 2016. The effective tax rate for fiscal year 2017 was 11.4%, as compared to 27.0% for fiscal year 2016.  The reduction in the year-over-year effective tax rate for fiscal year 2017 and the difference between the tax expense recorded and the expense that would be recorded by applying the federal statutory rate was primarily attributable to increased deductions for stock options and disqualifying dispositions and the impact of the Tax Act, partially offset by energy efficient commercial building deductions that we were utilizing in 2016 and that were not available in 2017.  The difference between the tax expense recorded and the expense that would be recorded by applying the federal statutory rate in fiscal year 2016 primarily relates to energy efficient commercial building deductions.

On December 22, 2017, the Tax Act was enacted into law, which, among other items, lowered the U.S. corporate tax rate from 35% to 21%, effective January 1, 2018. As a result of the Tax Act, we recorded a one-time decrease in deferred tax expense of $1.3 million for the fiscal quarter ended December 29, 2017 to account for the remeasurement of our deferred tax assets and liabilities on the enactment date. The Tax Act also includes provisions that may partially offset the benefit of the tax rate reduction. Based on our initial assessment of the Tax Act, we believe that the most significant impact on our financial statements is the remeasurement of our deferred taxes. Quantifying all of the impacts of the Tax Act requires significant judgment by our management, including the inherent complexities involved in determining the timing of reversals of our deferred tax assets and liabilities. Accordingly, we will continue to analyze the impacts of the Tax Act and, if necessary, record any further adjustments to our deferred tax assets and liabilities in future periods.  For further discussion of our income tax provision, see Note 12 “—Income Taxes” of notes to our consolidated financial statements.

Shortly after the Tax Act was enacted, the SEC issued guidance under SAB 118 to address the application of GAAP and directing taxpayers to consider the impact of the Tax Act as “provisional” when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for the change in tax law.  In accordance with SAB 118, we have recognized the provisional tax impacts.  Although, we do not believe there will be any material adjustments in subsequent reporting periods, the ultimate impact may differ from the provisional amounts, due to, among other things, the limitation on the deductibility of certain executives’ compensation pursuant to Section 162(m) of the Internal Revenue Code, a detailed evaluation of the contractual terms of our fourth quarter 2017 capital additions to determine whether they qualify for the 100% expensing pursuant to the Tax Act, the significant complexity of the Tax Act and anticipated additional regulatory guidance that may be issued by the IRS and changes in analysis, interpretations and assumptions we have made and actions we may take as a result of the Tax Act.  The accounting is expected to be complete when the 2017 U.S. corporate income tax return is filed in 2018.

Net income.  As a result of the above factors, our net income was $12.1 million for fiscal year 2017, as compared to net income of $8.3 million for fiscal year 2016.

Fiscal Year 2016 Compared to Fiscal Year 2015

Contract revenue.  Our contract revenue was $208.9 million for fiscal year 2016, with $141.9 million attributable to the Energy Efficiency Services segment, $52.3 million attributable to the Engineering Services segment, $12.4 million attributable to the Public Finance Services segment, and $2.4 million attributable to the Homeland Security Services segment. Consolidated contract revenue increased $73.8 million, or 54.6%, to $208.9 million for fiscal year 2016 from $135.1 million for fiscal year 2015. This was primarily the result of an increase in contract revenue for our Energy Efficiency Services segment of $67.8 million, or 91.4%, to $141.9 million for fiscal year 2016 from $74.1 million for fiscal year 2015 and an increase in contract revenue for our Engineering Services segment of $6.3 million, or 13.7%, to $52.3 million for fiscal year 2016 from $46.0 million for fiscal year 2015. Contract revenue for our Public Finance Services segment increased $0.5 million, or 4.5% to $12.4 million for fiscal year 2016 from $11.9 million for fiscal year 2015. Contract revenue for our Homeland Security Services segment decreased by $0.8 million, or 24.0%, to $2.4 million for fiscal year 2016 from $3.1 million for fiscal year 2015. Contract revenue for the Energy Efficiency Services segment increased primarily because of incremental contract revenue of $48.6 million as a result of the acquisition substantially all of the assets of Genesys in March 2016.  Energy Efficiency Services segment contract revenue increased an additional $19.3 million due to new contracts and expanded demand for the segment’s services under existing contracts, including the installation of energy saving measures.  Contract revenue for the Engineering Services segment increased primarily due to greater demand for our city engineering services in northern California, our building and safety services, and our construction management services. Contract revenue for our Public Finance Services segment increased slightly due to the growth in our PACE program and the geographic expansion of our water/wastewater consulting services. Contract revenue for our Homeland Security Services segment decreased due to slightly lower levels of activity in the traditional planning, training and exercise consulting services business.

Direct costs of contract revenue.  Direct costs of contract revenue were $143.3 million for fiscal year 2016, with $105.8 million attributable to the Energy Efficiency Services segment, $30.5 million attributable to the Engineering Services segment, $5.3 million attributable to the Public Finance Services segment, and $1.6 million attributable to the Homeland Security Services segment. Overall, direct costs increased by $61.2 million, or 74.5%, to $143.3 million for fiscal year 2016 from $82.1 million for fiscal year 2015. Of this $61.2 million increase, $43.2 million were attributable to incremental costs as a result of the acquisition of substantially all of the assets of Genesys in March 2016.  Excluding the direct costs of contract revenue attributable to the acquisition of substantially all of the assets of Genesys, direct costs of contract revenue increased primarily as a result of the growth in subcontractor services and production expenses for our Energy Efficiency Services segment. Accordingly, the increase in overall direct costs was primarily a result of an increase in direct costs for our Energy Efficiency Services segment of $56.2 million, or 113.3% for fiscal year 2016. Direct costs of contract revenue also increased for our Engineering Services and Public Finance segments by $4.6 million, or 17.8%, and $0.5 million, or 10.4%, respectively. Direct costs of contract revenue for our Homeland Security Services segment decreased by $0.2 million, or 11.1% to $1.6 million for fiscal year 2016 from $1.8 million for fiscal year 2015.

Direct costs increased as a result of increases in the use of subcontractor services and other direct costs of $54.0 million and an increase in salaries and wages of $7.1 million. Within direct costs of contract revenue, salaries and wages decreased to 18.7% of contract revenue for fiscal year 2016 as compared to 23.6% for fiscal year 2015. Subcontractor services and other direct costs increased to 49.9% of contract revenue for fiscal year 2016 from 37.2% of contract revenue for fiscal year 2015. Subcontractor services and other direct costs increased primarily because of the expansion of construction management revenues from our acquisition of substantially all of the assets of Genesys and the growth in energy efficiency, sustainability and renewable energy services of our subsidiary WES, which generally utilize a higher percentage of subcontractors and installed materials than our other services.

General and administrative expenses.  General and administrative expenses increased by $8.6 million, or 19.0%, to $54.1 million for fiscal year 2016 from $45.5 million for fiscal year 2015. This reflected increases of $7.6 million, $0.4 million and $0.6 million in general and administrative expenses of the Energy Efficiency Services, the Engineering Services and Public Finance segments, respectively. These increases were offset by a decrease of $0.2 million for our Homeland Security Services segment.  General and administrative expenses increased by $4.3 million as a result of incremental expenses associated with the acquisition of substantially all of the assets of Genesys in March 2016.  Our unallocated corporate expenses increased by $0.2 million. General and administrative expenses as a percentage of contract revenue were 26.0% for fiscal year 2016 as compared to 33.7% for fiscal year 2015. This was partially due to our ability to expand the utilization of some of our employees, which resulted in those salaries and wages being allocated to direct costs, and partially due to the expanding volume of revenue derived through subcontracting and material installations. As discussed above under “—Components of Revenue and Expense—Direct Costs of Contract Revenue,” we do not allocate that portion of salaries and wages not related to time spent directly generating revenue to direct costs of contract revenue and instead charge it to general and administrative expenses.

Of the $8.6 million increase in general and administrative expenses, approximately $1.9 million resulted from an increase in other general and administrative expenses. Salaries and wages, payroll taxes and employee benefits increased by $5.3 million and stock-based compensation increased by $0.5 million.  These increases were partially offset by decreases in facilities and facility related expenses and depreciation of $0.2 million.  An increase of $1.1 million in depreciation and amortization was due to increased use of computer hardware, company vehicles and field equipment.

Income from operations.  As a result of the above factors, our operating income increased by $4.0 million or 53.3% to $11.5 million for fiscal year 2016 as compared to $7.5 million for fiscal year 2015. Income from operations, as a percentage of contract revenue, remained relatively flat year-over-year at 5.4% and 5.5% for each of fiscal years 2016 and 2015, respectively.

Total other expense, net.  Total other expense, net, decreased to $177,000 for fiscal year 2016 as compared $189,000 for fiscal year 2015.

Income tax expense.  Income tax expense remained flat year-over-year at $3.1 million for each of the fiscal years 2016 and 2015.  The effective tax rate for fiscal year 2016 was 27.0%, as compared to 42.0% for fiscal year 2015.  The reduction in the effective tax rate for fiscal year 2016 was primarily attributable to an increase in energy efficient building deductions for fiscal year 2016.  We recognized approximately $0.4 million in fiscal year 2016 in energy efficient building deductions under Section 179D of the Internal Revenue Code. During fiscal year 2016, we also recorded a reduction of income tax expense of approximately $0.5 million as a change in estimate related to energy tax deductions earned for fiscal year 2015. These reductions in income tax expense were offset by additional tax expense due to our increased profitability. The difference between the tax expense recorded and the expense that would be recorded by applying the federal statutory rate primarily relates to energy efficient building deductions, as well as certain expenses that are non-deductible for federal tax purposes, including meals and entertainment, lobbying and compensation expense related to stock options.  Additionally, the income tax expense in the current year reflects an adjustment to the tax effects value of deferred tax assets and liabilities resulting from changes in the estimated effective state income tax rate.  For further discussion of our income tax provision, see Note 12 “—Income Taxes” of notes to our consolidated financial statements.

Net income.  As a result of the above factors, our net income was $8.3 million for fiscal year 2016, as compared to net income of $4.3 million for fiscal year 2015.

Liquidity and Capital Resources

As of December 29, 2017, we had $14.4 million of cash and cash equivalents. Our cash decreased by $8.2 million since December 30, 2016 primarily due to cash paid for the acquisition of Integral Analytics of $15.0 million, payments of $5.9 million for contingent consideration and on notes payable related to our prior acquisitions and $2.2 million for purchases of equipment and leasehold improvements, which was partially offset by cash proceeds from stock option exercises and proceeds from sales of common stock under our employee stock purchase plan of $2.7 million and cash provided by operations of $11.1 million.  Our primary source of liquidity is cash generated from operations.  We also have a revolving line of credit with BMO, which matures on January 20, 2020 and provides for a revolving line of credit of up to $35.0 million, including a $10.0 million standby letter of credit sub-facility.  Subject to satisfying certain conditions described in the Amended and Restated Credit Agreement (the “Credit Agreement”), dated January 20, 2017, with BMO, as lender, we may request that BMO increase the aggregate amount under the revolving line of credit by up to $25.0 million, for a total facility size of $60.0 million; however, BMO is not obligated to do so. We believe that our cash and cash equivalents on hand, cash generated by operating activities and available borrowings under our revolving line of credit will be sufficient to finance our operating activities for at least the next 12 months.

Cash Flows from Operating Activities

Cash flows provided by operating activities were $11.1 million for fiscal year 2017, as compared to $21.6 million and $8.1 million for fiscal years 2016 and 2015, respectively. Cash flows provided by operating activities for fiscal year 2017 resulted primarily from our net income and increases in accrued liabilities and accounts payable, partially offset by increases in accounts receivable.  Cash flows provided by operating activities for fiscal year 2016 resulted primarily from our net income and increases in accrued liabilities and billings in excess of costs and estimated earnings on uncompleted contracts and collections of accounts receivable.  Cash flows provided by operating activities for fiscal year 2015 resulted primarily from our net income and increases in billings in excess of costs and estimated earnings on uncompleted contracts and accounts payable.

Cash Flows used in Investing Activities

Cash flows used in investing activities were $16.8 million for fiscal year 2017, as compared to $10.5 million and $10.6 million for fiscal years 2016 and 2015, respectively. Cash flows used in investing activities for fiscal year 2017 were primarily due to cash paid for the acquisition of Integral Analytics and the purchase of equipment and leasehold improvements.  Cash flows used in investing activities for fiscal year 2016 were primarily due to cash paid in the acquisition of substantially all of the assets of Genesys and the purchase of equipment and leasehold improvements.  Cash flows used in investing activities for fiscal year 2015 were primarily due to cash paid for the acquisition of Abacus and the acquisition of substantially all of the assets of 360 Energy and the purchase of equipment and leasehold improvements.

Cash Flows from Financing Activities

Cash flows used in financing activities were $2.5 million for fiscal year 2017, as compared to $4.9 million for fiscal year 2016 and cash flows provided by financing activities of $0.8 million for fiscal year 2015. Cash flows used in financing activities for fiscal year 2017 were primarily attributable to payments on notes payable and payments on contingent consideration related to our previous acquisitions, which were partially offset by proceeds from stock option exercises and borrowings under our line of credit.  Cash flows used in financing activities for fiscal year 2016 were primarily attributable to payments on notes payable to Abacus and 360 Energy and cash paid for earn-out payments owed to the sellers of 360 Energy, which were partially offset by proceeds from notes payable and proceeds from stock option exercises.  Cash flows provided by financing activities for fiscal year 2015 were primarily attributable to proceeds from notes payable and proceeds from stock option exercises, which were partially offset by payments on notes payable to Abacus and 360 Energy.

Outstanding Indebtedness

Credit Facility.  On January 20, 2017, we and each of our subsidiaries as guarantors (the “Guarantors”), entered into the Credit Agreement with BMO, as lender. The Credit Agreement amends and extends our prior credit agreement with BMO, which was set to mature on March 24, 2017. The Credit Agreement provides for a $35.0 million revolving line of credit, including a $10.0 million standby letter of credit sub-facility, and matures on January 20, 2020.  Subject to satisfying certain conditions described in the Credit Agreement, we may request that BMO increase the aggregate amount under the revolving line of credit by up to $25.0 million, for a total facility size of $60.0 million; however, BMO is not obligated to do so.  Unlike the prior credit agreement with BMO, the revolving line of credit is no longer subject to a borrowing base limitation and the Credit Agreement no longer includes a delayed draw term loan facility.

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

As of March 9, 2018, $2.5 million was outstanding under the revolving line of credit and $2.7 million in letters of credit were issued.

We believe that we were in compliance with all covenants contained in the Credit Agreement as of March 9, 2018.

Insurance Premiums

We have also financed, from time to time, insurance premiums by entering into unsecured notes payable with insurance companies. During our annual insurance renewals in the fourth quarter of our fiscal year ended December 29, 2017, we did not elect to finance our insurance premiums for the upcoming fiscal year. The unpaid balance of the financed premiums totaled $0 and $599,000 for fiscal years 2017 and 2016, respectively.

Contractual Obligations

We have certain cash obligations and other commitments which will impact our short and long‑term liquidity. At December 29, 2017, such obligations and commitments consisted of long‑term debt, operating leases and capital leases. The following table sets forth our contractual obligations as of December 29, 2017:

		Less than			More than
Contractual Obligations	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
Long term debt(1)	$2,883,000	$383,000	$2,500,000	$—	$—
Interest payments on debt outstanding(2)	133,000	133,000	—	—	—
Operating leases	10,092,000	3,076,000	4,264,000	2,475,000	277,000
Capital leases	465,000	301,000	164,000	—	—
Total contractual cash obligations	$13,573,000	$3,893,000	$6,928,000	$2,475,000	$277,000

(1)

Long‑term debt includes $2.5 million outstanding under our Credit Agreement as of December 29, 2017 and the deferred purchase price outstanding for our acquisition of substantially all of the assets of Genesys.

(2)

Future interest payments on floating rate debt are estimated using floating rates in effect as of December 29, 2017. For interest payments on our revolving credit facility, we assume there will be no additional borrowings or repayments.

The table above does not include the earn-out payments owed in connection with our acquisitions of Integral Analytics, Economists LLC and substantially all of the assets of 360 Energy.  As of December 29, 2017, we are obligated to pay up to (i) $12.0 million in cash based on future work obtained from the business of Integral Analytics during the three years after the closing of the acquisition, of which $5.6 million is recorded as contingent consideration payable, payable in installments, if certain financial targets are met during the three years, (ii) $3.6 million in cash, payable in installments, if certain financial targets of our divisions made up of the assets acquired from, and former employees of, 360 Energy are met during fiscal year 2018 and 2019, and (iii) $0.1 million in cash, payable in installments, for our division made up of the assets acquired from, and former employees of, Economists LLC. As of December 29, 2017, we had contingent consideration payable of $9.3 million related to these acquisitions, which includes $1.2 million of accretion (net of fair value adjustments) related to the contingent consideration.

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

Recent Accounting Pronouncements

In August 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flows: Clarification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which eliminates the diversity in practice related to the classification of certain cash receipts and payments in the statement of cash flows, by adding or clarifying guidance on eight specific cash flow issues. ASU 2016-15 is effective for annual and interim reporting periods beginning after December 15, 2017 and early adoption is permitted. ASU 2016-15 provides for retrospective application for all periods presented. We do not believe the guidance will have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which clarifies existing accounting literature relating to how and when revenue is recognized by an entity. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. In doing so, an entity will need to exercise a greater degree of judgment and make more estimates than under the current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration, which may include change orders and claims, to include in the transaction price, and allocating the transaction price to each separate performance obligation. ASU 2014-09 also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. In August 2015, the FASB issued Update 2015-14, which defers the implementation of ASU 2014-09 for one year from the initial effective date.  ASU 2014-09 is effective for public companies for interim and annual reporting periods beginning after December 15, 2017, and is to be applied either retrospectively or using the cumulative effect transition method, with early adoption not permitted.

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

In 2017, we established an implementation team which included senior managers from our finance and accounting group.  The implementation team has evaluated the impact of adopting the new standard on our contracts expected to be uncompleted as of December 30, 2017 (the date of adoption). The evaluation included reviewing our accounting policies and practices to identify differences that would result from applying the requirements of the new standard.  We have identified and made changes to our processes, systems and controls to support recognition and disclosure under the new standard.  The implementation team has worked closely with various professional consultants and attended several formal conferences and seminars to conclude on certain interpretative issues.

Under the new standard, we will continue to recognize engineering and construction contract revenue over time using the percentage of completion method, based primarily on contract cost incurred to date compared to total estimated contract cost.  Revenue on the vast majority of our contracts will continue to be recognized over time because of the continuous transfer of control to the customer.  A relatively small portion of our contract portfolio will change from recognizing revenue from design and construction management phases separately to recognizing revenue as a single performance obligation, which will result in a more consistent recognition of revenue and margin over the term of the contract.  Revenue recognition for software licenses issued by our Integral Analytics unit will change from amortizing the gross license revenue over the license period to recognizing the full amount of most non-cancellable licenses upon acceptance of the software by the customer, in recognition of the fulfillment of the performance obligation at that point in time.  Certain additional performance obligations beyond the base software license may be separated from the gross license fee and amortized over time. We do not believe the adoption of the guidance will have a material impact on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which amends the current stock compensation guidance. The amendments simplify the accounting for the taxes related to stock based compensation, including adjustments to how excess tax benefits and a company's payments for tax withholdings should be classified. The standard is effective for fiscal periods beginning after December 15, 2016, with early adoption permitted. We elected to early adopt ASU 2016-09 on a prospective basis, which resulted in a decrease to tax expense of approximately $1.6 million for the fiscal year ended December 29, 2017.

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

We had cash and cash equivalents of $14.4 million as of December 29, 2017. This amount represents cash on hand in business checking accounts with BMO.

We do not engage in trading activities and do not participate in foreign currency transactions or utilize derivative financial instruments.

We are subject to interest rate risk in connection with borrowings under our revolving line of credit which bears interest at variable rates. At December 29, 2017, we had $2.5 million of borrowings outstanding under our $35.0 million revolving credit facility and $2.7 million in letters of credit were issued with $29.8 million available for borrowing after considering the credit agreement’s debt covenants.  Borrowings under the Credit Agreement bear interest at a rate equal to either, at our option, (i) the highest of the prime rate, the Federal Funds Rate plus 0.5% or one-month LIBOR plus 1% (the “Base Rate”) or (ii) LIBOR, in each case plus an applicable margin ranging from 0.25% to 1.00% with respect to Base Rate borrowings and 1.25% to 2.00% with respect to LIBOR borrowings, and mature on January 20, 2020. The applicable margin will be based upon our consolidated leverage ratio. We will also be required to pay a commitment fee for the unused portion of the revolving line of credit, which will range from 0.20% to 0.35% per annum, and fees on any letters of credit drawn under the facility, which will range from 0.94% to 1.50%, in each case, depending on our consolidated leverage ratio.  Our borrowings under the revolving line of credit bear interest at the LIBOR rate plus an applicable margin ranging between 1.25% and 2.00%, currently set at the LIBOR rate plus 1.5%, or 2.8% as of December 29, 2017 and matures on January 20, 2020. We do not have any interest rate hedges or swaps.  Based upon the amount of outstanding indebtedness, a one percentage point change in the assumed interest rate would change our annual interest expense by approximately $25,000 in 2017.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and related financial information, as listed under Item 15, appear in a separate section of this annual report beginning on page F‑1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in and/or disagreements with accountants on accounting and financial disclosure during the fiscal year ended December 29, 2017.

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

In connection with the preparation of this Annual Report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 29, 2017. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, as of December 29, 2017. No change in our internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a‑15(f) under the Securities Exchange Act of 1934, as amended). Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 29, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework). Our management has concluded that, as of December 29, 2017, our internal control over financial reporting was effective based on these criteria.

As discussed in Note 3 to our consolidated financial statements, we acquired all of the outstanding shares of Integral Analytics during 2017. As permitted by guidelines established by the SEC for newly acquired business, we excluded the acquisitions from the scope of our annual report on internal controls over financial reporting for the fiscal year ended December 29, 2017. This acquisition contributed approximately $0.6 million to our consolidated total assets as of December 29, 2017, and $1.1 million to our consolidated revenues for the fiscal year ended December 29, 2017. We are in the process of integrating this business into our overall internal controls over financial reporting process and plan to include it in our scope for the fiscal year ended December 28, 2018.

Report of Independent Registered Public Accounting Firm

KPMG LLP, the independent registered public accounting firm that audited the fiscal year 2017 consolidated financial statements included in this Annual Report on Form 10‑K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 29, 2017, which is included herein.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended December 29, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to Willdan Group, Inc.’s Proxy Statement for its 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the Company’s 2017 fiscal year.

We have posted our Code of Ethical Conduct on our website, www.willdan.com, under the heading “Investors—Corporate Governance—Governance Documents.” The Code of Ethical Conduct applies to our Chief Executive Officer and Chief Financial Officer. Upon request and free of charge, we will provide any person with a copy of the Code of Ethical Conduct. See “Item 1. Business—Available Information.”

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to Willdan Group, Inc.’s Proxy Statement for its 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the Company’s 2017 fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this item is incorporated by reference to Willdan Group, Inc.’s Proxy Statement for its 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the Company’s 2017 fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to Willdan Group, Inc.’s Proxy Statement for its 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the Company’s 2017 fiscal year.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to Willdan Group, Inc.’s Proxy Statement for its 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the Company’s 2017 fiscal year.

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
2.1

Stock Purchase Agreement, dated as of January 15, 2015, by and among Willdan Energy Solutions, Abacus Resource Management Company, Willdan Group, Inc. and the Shareholders of Abacus Resource Management Company (incorporated by reference to Willdan Group, Inc.’s Current Report on Form 8-K, filed with the SEC on January 21, 2015)

2.2

Asset Purchase Agreement, dated as of January 15, 2015, by and among Willdan Energy Solutions, Willdan Group, Inc. and 360 Energy Engineers, LLC (incorporated by reference to Willdan Group, Inc.’s Current Report on Form 8-K, filed with the SEC on January 21, 2015)

2.3

Asset Purchase and Merger Agreement, dated as of February 26, 2016, by and among Willdan Group, Inc., Willdan Energy Solutions, WESGEN, Inc., Genesys Engineering P.C., Ronald W. Mineo and Robert J. Braun (incorporated by reference to Willdan Group, Inc.’s Annual Report on Form 10-K, filed with the SEC on March 16, 2016)

Exhibit Number	Exhibit Description
2.4

Addendum to Asset Purchase and Merger Agreement, dated as of February 26, 2016, by and among Willdan Group, Inc., Willdan Energy Solutions, WESGEN, Inc., Genesys Engineering P.C., Ronald W. Mineo and Robert J. Braun (incorporated by reference to Willdan Group, Inc.’s Annual Report on Form 10-K, filed with the SEC on March 10, 2017)

2.5

Stock Purchase Agreement, dated July 28, 2017, by and among Willdan Group, Inc., Willdan Energy Solutions, Integral Analytics, Inc., the Shareholders of Integral Analytics, Inc. and the Sellers’ Representative (as defined therein) (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Willdan Group, Inc.’s Current Report on Form 8-K, filed with the SEC on August 3, 2017)

3.1

First Amended and Restated Certificate of Incorporation of Willdan Group, Inc. (incorporated by reference to Willdan Group, Inc.’s Registration Statement on Form S-1, filed with the SEC on August 9, 2006, as amended (File No. 333-136444))

3.2	Amended and Restated Bylaws of Willdan Group, Inc. (incorporated by reference to Willdan Group, Inc.’s Current Report on Form 8-K, filed with the SEC on March 8, 2018)
4.1

Specimen Stock Certificate for shares of the Registrant’s Common Stock (incorporated by reference to Willdan Group, Inc.’s Registration Statement on Form S-1, filed with the SEC on August 9, 2006, as amended (File No. 333-136444))

4.2

The Company agrees to furnish to the Securities and Exchange Commission upon request a copy of each instrument with respect to issues of long‑term debt of Willdan Group, Inc. and its subsidiaries, the authorized principal amount of which does not exceed 10% of the consolidated assets of Willdan Group, Inc. and its subsidiaries.

10.1

Amended and Restated Credit Agreement, dated as of January 20, 2017, among Willdan Group, Inc., the Guarantors (as defined therein) and BMO Harris Bank N.A. (incorporated by reference to Willdan Group, Inc.’s Current Report on Form 8-K, filed with the SEC on January 24, 2017)

10.2

Master Reaffirmation of and Amendment to Collateral Documents, dated as of January 20, 2017, among Willdan Group, Inc. and the other Debtors (as defined therein) and BMO Harris Bank N.A. (incorporated by reference to Willdan Group, Inc.’s Current Report on Form 8-K, filed with the SEC on January 24, 2017)

10.3

Security Agreement, dated as of March 24, 2014, between Willdan Group, Inc. and BMO Harris Bank N.A. (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Willdan Group, Inc.’s Annual Report on Form 10-K, filed with the SEC on March 25, 2014)

10.4†

Willdan Group, Inc. 2006 Stock Incentive Plan (incorporated by reference to Willdan Group, Inc.’s Registration Statement on Form S-1, filed with the SEC on August 9, 2006, as amended (File No. 333-136444))

10.5†	Form of Incentive Stock Option Agreement (incorporated by reference to Willdan Group, Inc.’s Registration Statement on Form S-1, filed with the SEC on August 9, 2006, as amended (File No. 333-136444))
10.6†

Form of Non‑Qualified Stock Option Agreement (incorporated by reference to Willdan Group, Inc.’s Registration Statement on Form S-1, filed with the SEC on August 9, 2006, as amended (File No. 333-136444))

10.7†	Willdan Group, Inc. Amended and Restated 2008 Performance Incentive Plan (incorporated by reference to Willdan Group, Inc.’s Current Report on Form 8-K, filed with the SEC on June 9, 2017)
10.8†	Amended and Restated Willdan Group, Inc. 2006 Employee Stock Purchase Plan (incorporated by reference to Willdan Group, Inc.’s Current Report on Form 8-K, filed with the SEC on June 9, 2017)

Exhibit Number	Exhibit Description
10.9†

Form of Indemnification Agreement between Willdan Group, Inc. and its Directors and Officers (incorporated by reference to Willdan Group, Inc.’s Current Report on Form 8-K, filed with the SEC on June 13, 2016)

10.10†

Offer Letter from Willdan Group, Inc. to Daniel Chow dated October 29, 2008 and accepted November 9, 2008  (incorporated by reference to Willdan Group, Inc.’s Current Report on Form 8-K, filed with the SEC on December 17, 2008)

10.11†

Employment Agreement, dated as of May 3, 2011 by and between Willdan Group, Inc. and Thomas D. Brisbin (incorporated by reference to Willdan Group, Inc.’s Current Report on Form 8-K, filed with the SEC on May 4, 2011)

10.12†

Employment Agreement, dated as of May 3, 2011, by and between Willdan Group, Inc. and Marc Tipermas (incorporated by reference to Willdan Group, Inc.’s Current Report on Form 8-K, filed with the SEC on May 4, 2011)

10.13†

Employment Agreement, dated as of December 17, 2014, by and between Willdan Group, Inc. and Mike Bieber (incorporated by reference to Willdan Group, Inc.’s Current Report on Form 8-K, filed with the SEC on January 7, 2015)

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
101*

Interactive data files pursuant to Rule 405 of Regulation S‑T: (i) the Consolidated Balance Sheets as of December 29, 2017 and December 30, 2016; (ii) the Consolidated Statements of Operations for each of the fiscal years in the three‑year period ended December 29, 2017; (iii) the Consolidated Statements of Stockholders’ Equity for each of the fiscal years in the three‑year period ended December 29, 2017; (iv) the Consolidated Statement of Cash Flows for each of the fiscal years in the three‑year period ended December 29, 2017; and (v) the Notes to the Consolidated Financial Statements.

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

WILLDAN GROUP, INC.

/s/ Stacy B. McLaughlin
Stacy B. McLaughlin
Chief Financial Officer and Vice President
March 9, 2018

KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Stacy McLaughlin his/her attorney‑in‑fact, with the power of substitution, for him/her in any and all capacities, to sign any amendments to this Report on Form 10‑K and to file the same, with Exhibits thereto and other documents in connection therewith with the SEC, hereby ratifying and confirming all that said attorney‑in‑fact, or substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas D. Brisbin	Chairman and Chief Executive Officer (principal executive officer)	March 9, 2018
Thomas D. Brisbin

/s/ Stacy B. McLaughlin	Chief Financial Officer and Vice President (principal financial officer and principal accounting officer)	March 9, 2018
Stacy B. McLaughlin

/s/ Keith W. Renken	Director	March 9, 2018
Keith W. Renken

/s/ Steven A. Cohen	Director	March 9, 2018
Steven A. Cohen

/s/ Raymond W. Holdsworth	Director	March 9, 2018
Raymond W. Holdsworth

/s/ Douglas J. McEachern	Director	March 9, 2018
Douglas J. McEachern

/s/ Dennis V. McGinn	Director	March 9, 2018
Dennis V. McGinn

/s/ Curtis Probst	Director	March 9, 2018
Curtis Probst

/s/ Mohammad Shahidehpour	Director	March 9, 2018
Mohammad Shahidehpour

/s/ Win Westfall	Director	March 9, 2018
Win Westfall

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Willdan Group, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Willdan Group, Inc. and subsidiaries (the Company) as of December 29, 2017 and December 30, 2016, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 29, 2017, December 30, 2016 and January 1, 2016, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2017 and December 30, 2016, and the results of its operations and its cash flows for the years ended December 29, 2017, December 30, 2016 and January 1, 2016 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 29, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 9, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2015.

Irvine, California
March 9, 2018

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Willdan Group, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Willdan Group, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 29, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 29, 2017 and December 30, 2016, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 29, 2017, December 30, 2016 and January 1, 2016 and the related notes (collectively, the consolidated financial statements), and our report dated March 9, 2018 expressed an unqualified opinion on those consolidated financial statements.

Willdan Group, Inc. acquired all of the outstanding shares of Integral Analytics, Inc. during 2017, and management excluded from its assessment of effectiveness of Willdan Group, Inc.’s internal control over financial reporting as of December 29, 2017, Integral Analytics, Inc.’s internal control over financial reporting associated with total assets of $606,000 and total revenues of $1,086,000 included in the consolidated financial statements of Willdan Group, Inc. and subsidiaries as of and for the year ended December 29, 2017. Our audit of internal control over financial reporting of Willdan Group, Inc. also excluded an evaluation of the internal control over financial reporting of Integral Analytics, Inc.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ KPMG LLP

Irvine, California
March 9, 2018

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 29,	December 30,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$14,424,000	$22,668,000
Accounts receivable, net of allowance for doubtful accounts of $369,000 and $785,000 at December 29, 2017 and December 30, 2016, respectively	38,441,000	30,285,000
Costs and estimated earnings in excess of billings on uncompleted contracts	24,732,000	18,988,000
Other receivables	1,833,000	699,000
Prepaid expenses and other current assets	3,760,000	2,601,000
Total current assets	83,190,000	75,241,000
Equipment and leasehold improvements, net	5,306,000	4,511,000
Goodwill	38,184,000	21,947,000
Other intangible assets, net	10,666,000	5,941,000
Other assets	826,000	707,000
Total assets	$138,172,000	$108,347,000
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$20,826,000	$17,395,000
Accrued liabilities	23,293,000	19,049,000
Contingent consideration payable	4,246,000	1,925,000
Billings in excess of costs and estimated earnings on uncompleted contracts	7,321,000	8,377,000
Notes payable	383,000	3,972,000
Capital lease obligations	289,000	334,000
Total current liabilities	56,358,000	51,052,000
Contingent consideration payable	5,062,000	2,537,000
Notes payable	2,500,000	2,074,000
Capital lease obligations, less current portion	160,000	210,000
Deferred lease obligations	614,000	714,000
Deferred income taxes, net	2,463,000	1,842,000
Other noncurrent liabilities	363,000	—
Total liabilities	67,520,000	58,429,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized; 8,799,000 and 8,348,000 shares issued and outstanding at December 29, 2017 and December 30, 2016, respectively	88,000	83,000
Additional paid-in capital	50,976,000	42,376,000
Retained earnings	19,588,000	7,459,000
Total stockholders’ equity	70,652,000	49,918,000
Total liabilities and stockholders’ equity	$138,172,000	$108,347,000

See accompanying notes to consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year

	2017	2016	2015

Contract revenue	$273,352,000	$208,941,000	$135,103,000

Direct costs of contract revenue (inclusive of directly related depreciation and amortization):
Salaries and wages	44,743,000	39,024,000	31,880,000
Subcontractor services and other direct costs	151,919,000	104,236,000	50,200,000
Total direct costs of contract revenue	196,662,000	143,260,000	82,080,000

General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	36,534,000	31,084,000	25,741,000
Facilities and facility related	4,624,000	4,085,000	4,246,000
Stock-based compensation	2,774,000	1,239,000	777,000
Depreciation and amortization	3,949,000	3,204,000	2,072,000
Other	15,105,000	14,525,000	12,657,000
Total general and administrative expenses	62,986,000	54,137,000	45,493,000
Income from operations	13,704,000	11,544,000	7,530,000

Other income (expense):
Interest expense, net	(111,000)	(179,000)	(207,000)
Other, net	98,000	2,000	18,000
Total other expense, net	(13,000)	(177,000)	(189,000)
Income before income taxes	13,691,000	11,367,000	7,341,000

Income tax expense	1,562,000	3,068,000	3,082,000
Net income	$12,129,000	$8,299,000	$4,259,000

Earnings per share:
Basic	$1.42	$1.01	$0.54
Diluted	$1.32	$0.97	$0.52

Weighted-average shares outstanding:
Basic	8,541,000	8,219,000	7,834,000
Diluted	9,155,000	8,565,000	8,113,000

See accompanying notes to consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional
	Common Stock		Paid-in
	Shares	Amount	Capital	Retained Earnings	Total
Balances at January 2, 2015	7,635,000	$76,000	$35,436,000	$(5,099,000)	$30,413,000
Shares of common stock issued in connection with employee stock purchase plan	15,000	—	170,000	—	170,000
Shares of common stock issued in connection with incentive stock plan	131,000	1,000	511,000	—	512,000
Stock issued to acquire business	123,000	2,000	1,483,000	—	1,485,000
Stock-based compensation	—	—	777,000	—	777,000
Net income	—	—	—	4,259,000	4,259,000
Balances at January 1, 2016	7,904,000	$79,000	$38,377,000	$(840,000)	$37,616,000
Shares of common stock issued in connection with employee stock purchase plan	24,000	—	209,000	—	209,000
Shares of common stock issued in connection with incentive stock plan	164,000	2,000	325,000	—	327,000
Stock issued to acquire businesses	256,000	2,000	2,226,000	—	2,228,000
Stock-based compensation	—	—	1,239,000	—	1,239,000
Net income	—	—	—	8,299,000	8,299,000
Balance at December 30, 2016	8,348,000	$83,000	$42,376,000	$7,459,000	$49,918,000
Shares of common stock issued in connection with employee stock purchase plan	62,000	1,000	829,000	—	830,000
Shares of common stock issued in connection with incentive stock plan	298,000	3,000	1,898,000	—	1,901,000
Stock issued to acquire business	91,000	1,000	3,099,000	—	3,100,000
Stock-based compensation expense	—	—	2,774,000	—	2,774,000
Net income	—	—	—	12,129,000	12,129,000
Balance at December 29, 2017	8,799,000	$88,000	$50,976,000	$19,588,000	$70,652,000

See accompanying notes to consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year

	2017	2016	2015
Cash flows from operating activities:
Net income	$12,129,000	$8,299,000	$4,259,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,082,000	3,220,000	2,072,000
Deferred income taxes, net	621,000	1,225,000	1,758,000
Lease abandonment recovery, net	—	—	(44,000)
Loss (gain) on sale/disposal of equipment	27,000	4,000	(37,000)
(Recovery of) provision for doubtful accounts	(189,000)	216,000	659,000
Stock-based compensation	2,774,000	1,239,000	777,000
Accretion and fair value adjustments of contingent consideration	1,156,000	21,000	547,000
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts receivable	(7,412,000)	1,288,000	(4,354,000)
Costs and estimated earnings in excess of billings on uncompleted contracts	(5,744,000)	(4,057,000)	(1,180,000)
Other receivables	(1,126,000)	82,000	31,000
Prepaid expenses and other current assets	(1,096,000)	(519,000)	203,000
Other assets	25,000	(169,000)	31,000
Accounts payable	3,186,000	206,000	1,842,000
Accrued liabilities	4,329,000	8,409,000	(1,320,000)
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,593,000)	2,159,000	2,285,000
Deferred lease obligations	(100,000)	(23,000)	573,000
Net cash provided by operating activities	11,069,000	21,600,000	8,102,000
Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(2,178,000)	(1,662,000)	(2,475,000)
Proceeds from sale of equipment	—	15,000	7,000
Cash paid for acquisitions, net of cash acquired	(14,603,000)	(8,857,000)	(8,168,000)
Net cash used in investing activities	(16,781,000)	(10,504,000)	(10,636,000)
Cash flows from financing activities:
Payments on contingent consideration	(1,709,000)	(1,284,000)	—
Payments on notes payable	(4,164,000)	(4,378,000)	(2,090,000)
Proceeds from notes payable	—	733,000	2,606,000
Borrowings under line of credit	1,000,000	—	—
Principal payments on capital lease obligations	(390,000)	(522,000)	(350,000)
Proceeds from stock option exercise	1,901,000	327,000	512,000
Proceeds from sales of common stock under employee stock purchase plan	830,000	209,000	170,000
Net cash (used in) provided by financing activities	(2,532,000)	(4,915,000)	848,000
Net (decrease) increase in cash and cash equivalents	(8,244,000)	6,181,000	(1,686,000)
Cash and cash equivalents at beginning of period	22,668,000	16,487,000	18,173,000
Cash and cash equivalents at end of period	$14,424,000	$22,668,000	$16,487,000
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$111,000	$179,000	$203,000
Income taxes	2,750,000	1,875,000	949,000
Supplemental disclosures of noncash investing and financing activities:
Issuance of notes payable related to business acquisitions	$—	$4,569,000	$4,250,000
Issuance of common stock related to business acquisitions	3,100,000	2,228,000	1,485,000
Contingent consideration related to business acquisitions	5,400,000	—	5,178,000
Other payable for working capital adjustment	113,000	—	—
Equipment acquired under capital leases	294,000	373,000	420,000

See accompanying notes to consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years 2017, 2016 and 2015

1. ORGANIZATION AND OPERATIONS OF THE COMPANY

Nature of Business

Willdan Group, Inc. and subsidiaries (“Willdan Group” or the “Company”) is a provider of professional technical and consulting services, including comprehensive energy efficiency services, for utilities, private industry, and public agencies at all levels of government, primarily in New York and California.  The Company also has operations in Arizona, Connecticut, Colorado, Florida, Illinois, Kansas, Nevada, New Jersey, Ohio, Oregon, Texas, Utah, Washington and Washington, D.C.  The Company enables its clients to provide a wide range of specialized services without having to incur and maintain the overhead necessary to develop staffing in-house.  The Company provides a broad range of complementary services including energy efficiency and sustainability, engineering, construction management and planning, economic and financial consulting, and national preparedness and interoperability. The Company’s clients primarily consist of public and governmental agencies, including cities, counties, public utilities, redevelopment agencies, water districts, school districts and universities, state agencies, federal agencies, a variety of other special districts and agencies, private utilities and industry and tribal governments.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Willdan Group, Inc. and its wholly-owned subsidiaries, Willdan Energy Solutions (“WES”), Willdan Engineering, Public Agency Resources, Willdan Financial Services and Willdan Homeland Solutions and their respective subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company accounts for variable interest entities in accordance with Accounting Standards Codification (“ASC”) 810, Consolidation (“ASC 810”). Under ASC 810, a variable interest entity (“VIE”) is created when: (a) the equity investment at risk in the entity is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by other parties, including the equity holders; (b) the entity’s equity holders as a group either (i) lack the direct or indirect ability to make decisions about the entity, (ii) are not obligated to absorb expected losses of the entity or (iii) do not have the right to receive expected residual returns of the entity; or (c) the entity’s equity holders have voting rights that are not proportionate to their economic interests, and the activities of the entity involve or are conducted on behalf of the equity holder with disproportionately few voting rights. If an entity is deemed to be a VIE pursuant to ASC 810, the enterprise that has both (i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (ii) the obligation to absorb the expected losses of the entity or right to receive benefits from the entity that could be potentially significant to the VIE is considered the primary beneficiary and must consolidate the VIE. In accordance with ASC 810, the Company performs ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE.

As of December 29, 2017, the Company had one VIE — Genesys Engineering, P.C. (“Genesys”). Pursuant to New York law, the Company does not own capital stock of Genesys and does not have control over the professional decision making of Genesys’s engineering services. The Company, however, has entered into an administrative services agreement with Genesys pursuant to which WES, the Company’s wholly-owned subsidiary, will provide Genesys with ongoing administrative, operational and other non-professional support services. The Company manages Genesys and has the power to direct the activities that most significantly impact Genesys’s performance, in addition to being obligated to absorb expected losses from Genesys. Accordingly, the Company is the primary beneficiary of Genesys and consolidates Genesys as a VIE.

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT’D

Fiscal Years 2017, 2016 and 2015

Management also concluded there is no noncontrolling interest related to the consolidation of Genesys because management determined that (i) the shareholder of Genesys does not have more than a nominal amount of equity investment at risk, (ii) WES absorbs the expected losses of Genesys through its deferral of Genesys’s service fees owed to WES and the Company has, since entering into the administrative services agreement, had to continuously defer service fees for Genesys, and (iii) the Company believes Genesys will continue to have a shortfall on payment of its service fees for the foreseeable future, leaving no expected residual returns for the shareholder. For more information regarding Genesys, see Note 3 “Business Combinations.”

Fiscal Years

The Company operates and reports its annual financial results based on 52 or 53-week periods ending on the Friday closest to December 31, with consideration of business days. The Company operates and reports its quarterly financial results based on the 13-week period ending on the Friday closest to March 31, June 30 and September 30 and the 13 or 14-week period ending on the Friday closest to December 31, as applicable, with consideration of business days. Fiscal years 2017, 2016 and 2015 contained 52 weeks. All references to years in the notes to consolidated financial statements represent fiscal years.

Cash and Cash Equivalents

All highly liquid investments purchased with a remaining maturity of three months or less are considered to be cash equivalents. Cash and cash equivalents consisted of the following:

	December 29,	December 30,
	2017	2016
BMO Harris Bank Master Control Operating Account	$14,414,000	$22,658,000
Cash on hand in business checking accounts	10,000	10,000
	$14,424,000	$22,668,000

The Company from time to time may be exposed to credit risk with its bank deposits in excess of the FDIC insurance limits and with uninsured money market investments. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Fair Value of Financial Instruments

As of December 29, 2017 and December 30, 2016, the carrying amounts of the Company's cash and cash equivalents, accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, other receivables, prepaid expenses and other current assets, accounts payable, accrued liabilities and billings in excess of costs and estimated earnings on uncompleted contracts, approximate their fair values because of the relatively short period of time between the origination of these instruments and their expected realization or payment. The carrying amounts of debt obligations approximate their fair values since the terms are comparable to terms currently offered by local lending institutions for loans of similar terms to companies with comparable credit risk.

Segment Information

Willdan Group, Inc. (“WGI”) is a holding company with six wholly owned subsidiaries. The Company presents segment information externally consistent with the manner in which the Company’s chief operating decision maker reviews information to assess performance and allocate resources. WGI performs administrative functions on behalf of its subsidiaries, such as treasury, legal, accounting, information systems, human resources and certain business

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT’D

Fiscal Years 2017, 2016 and 2015

development activities, and earns revenue that is only incidental to the activities of the enterprise. As a result, WGI does not meet the definition of an operating segment. Three of the six WGI subsidiaries are aggregated into one reportable segment as they have similar economic characteristics including the nature of services, the methods used to provide services and the type of customers. The remaining three subsidiaries each comprise separate reporting segments. See Note 13 “—Segment Information” below.

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

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT’D

Fiscal Years 2017, 2016 and 2015

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

Applying the percentage-of-completion method of recognizing revenue requires the Company to estimate the outcome of its long-term contracts. The Company forecasts such outcomes to the best of its knowledge and belief of current and expected conditions and its expected course of action. Differences between the Company's estimates and actual results often occur resulting in changes to reported revenue and earnings. Such changes could have a material effect on future consolidated financial statements. The Company did not have material revisions in estimates for contracts recognized using the percentage-of-completion method for any of the periods presented in the accompanying consolidated financial statements.

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

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT’D

Fiscal Years 2017, 2016 and 2015

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

Retainage is included in accounts receivable in the accompanying consolidated financial statements. Retainage represents the billed amount that is retained by the customer, in accordance with the terms of the contract, generally until performance is substantially complete.  At December 29, 2017 and December 30, 2016, the Company had retained accounts receivable of approximately $8.6 million and $5.2 million, respectively.

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

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT’D

Fiscal Years 2017, 2016 and 2015

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

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT’D

Fiscal Years 2017, 2016 and 2015

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

The Company completed the acquisition of all of the outstanding shares of Integral Analytics, Inc. (“Integral Analytics”) on July 28, 2017.  In connection with that acquisition, the Company will pay up to $30.0 million in a combination of cash and stock and including certain earn-out payments.  For further discussion of the acquisition of Integral Analytics, see Note 3 “—Business Combinations” below.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the financial reporting basis and tax basis of the Company’s assets and liabilities, subject to a judgmental assessment of the recoverability of deferred tax assets. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded when it is more-likely-than-not that some of the deferred tax assets may not be realized. Significant judgment is applied when assessing the need for valuation allowances. Areas of estimation include the Company’s consideration of future taxable income and ongoing prudent and feasible tax planning strategies. Should a change in circumstances lead to a change in judgment about the utilization of deferred tax assets in future years, the Company would adjust the related valuation allowances in the period that the change in circumstances occurs, along with a corresponding increase or charge to income. On December 22, 2017, the Tax Act was enacted into law, which among other items, lowered the U.S. corporate tax rate from 35% to 21%, effective January 1, 2018. As a result of the Tax Act, the Company recorded a one-time decrease in deferred tax expense of $1.3 million for the fiscal quarter ended December 29, 2017 to account for the remeasurement of the Company’s deferred tax assets and liabilities on the enactment date. The Company will continue to analyze the impacts of the Tax Act and, if necessary, record any further adjustments to its deferred tax assets and liabilities in future periods.

During each fiscal year, management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize existing deferred tax assets. For fiscal years 2017 and 2016, the Company ultimately determined that it was more-likely-than-not that the entire California net operating loss will not be utilized prior to expiration.  Significant pieces of objective evidence evaluated included the Company’s history of utilization of California net operating losses in prior years for each of the Company’s subsidiaries, as well as the Company’s forecasted amount of net operating loss utilization for certain members of the combined group.  As a result,

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT’D

Fiscal Years 2017, 2016 and 2015

we recorded a valuation allowance in the amount of $87,000 and $72,000 at the end of fiscal year 2017 and 2016, respectively, related to California net operating losses.

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

New Accounting Pronouncements

Statement of Cash Flows

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flows: Clarification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which eliminates the diversity in practice related to the classification of certain cash receipts and payments in the statement of cash flows, by adding or clarifying guidance on eight specific cash flow issues. ASU 2016-15 is effective for annual and interim reporting periods beginning after December 15, 2017 and early adoption is permitted. ASU 2016-15 provides for retrospective application for all periods presented. The Company does not believe the guidance will have a material impact on its consolidated financial statements.

Revenue Recognition

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which clarifies existing accounting literature relating to how and when revenue is recognized by an entity. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. In doing so, an entity will need to exercise a greater degree of

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT’D

Fiscal Years 2017, 2016 and 2015

judgment and make more estimates than under the current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration which may include change orders and claims to include in the transaction price, and allocating the transaction price to each separate performance obligation. ASU 2014-09 also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. In August 2015, the FASB issued Update 2015-14, which defers the implementation of ASU 2014-09 for one year from the initial effective date.  ASU 2014-09 is effective for public companies for interim and annual reporting periods beginning after December 15, 2017, and is to be applied either retrospectively or using the cumulative effect transition method, with early adoption not permitted.

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

In 2017, the Company established an implementation team which included senior managers from its finance and accounting group.  The implementation team has evaluated the impact of adopting the new standard on the Company’s contracts expected to be uncompleted as of December 30, 2017 (the date of adoption).  The evaluation included reviewing the Company’s accounting policies and practices to identify differences that would result from applying the requirements of the new standard.  The Company has identified and made changes to its processes, systems and controls to support recognition and disclosure under the new standard.  The implementation team has worked closely with various professional consultants and attended several formal conferences and seminars to conclude on certain interpretative issues.

Under the new standard, the Company will continue to recognize engineering and construction contract revenue over time using the percentage of completion method, based primarily on contract cost incurred to date compared to total estimated contract cost.  Revenue on the vast majority of the Company’s contracts will continue to be recognized over time because of the continuous transfer of control to the customer.  A relatively small portion of the Company’s contract portfolio will change from recognizing revenue from design and construction management phases separately to recognizing revenue as a single performance obligation, which will result in a more consistent recognition of revenue and margin over the term of the contract.  Revenue recognition for software licenses issued by the Integral Analytics unit will change from amortizing the gross license revenue over the license period to recognizing the full amount of most non-cancellable licenses upon acceptance of the software by the customer, in recognition of the fulfillment of the performance obligation at that point in time.  Certain additional performance obligations beyond the base software license may be separated from the gross license fee and amortized over time. The Company does not believe the adoption of the guidance will have a material impact on its consolidated financial statements.

Stock Compensation

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which amends the current stock compensation guidance. The amendments simplify the accounting for the taxes related to stock based compensation, including adjustments to how excess tax benefits and a company's payments for tax withholdings should be classified. The standard is effective for fiscal periods beginning after December 15, 2016, with early adoption permitted. The Company elected to early adopt ASU 2016-09 on a prospective basis in 2016. The Company has elected to early adopt ASU 2016-09 on a prospective basis, which resulted in a decrease to tax expense of approximately $1.6 million for the fiscal year ended December 29, 2017.

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT’D

Fiscal Years 2017, 2016 and 2015

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

3. BUSINESS COMBINATIONS

Acquisition of Integral Analytics

On July 28, 2017, the Company and the Company’s wholly-owned subsidiary WES acquired all of the outstanding shares of Integral Analytics, a data analytics and software company, pursuant to the Stock Purchase Agreement, dated July 28, 2017 (the “Purchase Agreement”), by and among Willdan Group, WES, Integral Analytics, the stockholders of Integral Analytics (the “IA Stockholders”) and the Sellers’ Representative (as defined therein). The Company believes the addition of Integral Analytics’ capabilities will improve the ability to target locational energy savings and microgrids and can provide a clear technical advantage on energy efficiency programs.

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

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT’D

Fiscal Years 2017, 2016 and 2015

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

The acquisition was accounted for as a business combination in accordance with ASC 805. Under ASC 805, the Company recorded the acquired assets and assumed liabilities at their estimated fair value with the excess allocated to goodwill. Goodwill represents the value the Company expects to achieve through the operational synergies and the expansion into new markets. The Company estimates that the entire $16.4 million of goodwill resulting from the acquisition will be tax deductible. Consideration for the acquisition includes the following preliminary information:

Integral Analytics
Cash paid	$15,000,000
Other payable for working capital adjustment	113,000
Issuance of common stock	3,100,000
Contingent consideration	5,400,000
Total consideration	$23,613,000

The following table summarizes the preliminary amounts for the acquired assets recorded at their estimated fair value as of the acquisition date:

Integral Analytics
Current assets	$626,000
Non-current assets	2,000
Cash	397,000
Property, plant and equipment	5,000
Liabilities	(946,000)
Customer relationships	1,700,000
Tradename	1,040,000
Developed technology	2,760,000
In-process technology	1,650,000
Goodwill	16,379,000
Net assets acquired	$23,613,000

As of December 29, 2017, the Company obtained further information on the valuation of the assets acquired and liabilities assumed related to the acquisition of all the outstanding shares of Integral Analytics and, in accordance with the authoritative guidance for business combinations, recorded purchase price adjustments as of the acquisition date to increase the fair values of intangible assets by $0.2 million, decrease other payable for working capital adjustment by $1.8 million and a decrease in accounts receivables by $0.1 million.  These adjustments to the provisional purchase price allocations decreased goodwill by $1.9 million.

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT’D

Fiscal Years 2017, 2016 and 2015

As of December 29, 2017, the Company has contingent consideration payable of $5.6 million related to the acquisition of Integral Analytics, which includes $0.3 million of accretion (net of fair value adjustments) related to the contingent consideration. Contingent consideration is subject to change for each reporting period through settlement. The Company measures the contingent earn-out liabilities at fair value on the date of acquisition and on a recurring basis using significant unobservable inputs classified within Level 3 of the fair value hierarchy. The Company uses a probability-weighted discounted income approach as a valuation technique to convert future estimated cash flows to a single present value amount. The significant unobservable inputs used in the fair value measurements are operating income projections over the earn-out period, and the probability outcome percentages assigned to each scenario. Significant increases or decreases to either of these inputs in isolation would result in a significantly higher or lower liability, with a higher liability capped by the contractual maximum of the contingent earn-out obligation. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate and amount paid will be recorded in earnings.  There were no changes to the ranges of estimated payments or discount rates.

Acquisition related costs of $0.2 million are included in other general and administrative expenses in the consolidated statements of operations for the fiscal year ended December 29, 2017.

The following unaudited pro forma financial information for the three and twelve months ended December 29, 2017 and December 30, 2016 assumes that acquisition of all the outstanding shares of Integral Analytics occurred on January 2, 2016 as follows:

	Year ended
	December 29,	December 30,
In thousands (except per share data)	2017	2016
Pro forma revenue	$275,622	$227,504

Pro forma income from operations	11,991	10,107
Pro forma net income	$10,345	$7,627

Earnings per share:
Basic	$1.21	$0.92
Diluted	$1.13	$0.88

Weighted average shares outstanding:
Basic	8,541	8,310
Diluted	9,155	8,656

This pro forma supplemental information does not purport to be indicative of what the Company’s operating results would have been had this transaction occurred on January 2, 2016 and may not be indicative of future operating results.

During the fiscal year ended December 29, 2017, the acquisition of all of the outstanding shares of Integral Analytics contributed $1.1 million in revenue and $1.1 million of loss from operations.

Acquisition of Substantially All of the Assets of Genesys

On March 4, 2016, the Company and the Company’s wholly-owned subsidiary, WES acquired substantially all of the assets of Genesys and assumed certain specified liabilities of Genesys (collectively, the “Purchase”) pursuant to an Asset Purchase and Merger Agreement, dated as of February 26, 2016 (the “Agreement”), by and among Willdan Group,

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT’D

Fiscal Years 2017, 2016 and 2015

Inc., WES, WESGEN (as defined below), Genesys and Ronald W. Mineo (“Mineo”) and Robert J. Braun (“Braun” and, together with Mineo, the “Genesys Shareholders”). On March 5, 2016, pursuant to the terms of the Agreement, WESGEN, Inc., a non-affiliated corporation (“WESGEN”), merged (the “Merger” and, together with the Purchase, the “Acquisition”) with Genesys, with Genesys remaining as the surviving corporation.  Genesys was acquired to strengthen the Company’s power engineering capability in the northeastern U.S., and also to increase client exposure and experience with universities.

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

The Agreement contains customary representations and warranties regarding the Company, WES, WESGEN, Genesys and the Genesys Shareholders, indemnification provisions and other provisions customary for transactions of this nature. Pursuant to the terms of the Agreement, the Company and WES also provided guarantees to the Genesys Shareholders which guarantee certain of WESGEN’s and Genesys’s obligations under the Agreement, including the Installment Payments.

Genesys has a sole shareholder who is a licensed engineer in New York (the “Shareholder”).

The Company used cash on hand to pay the $8.9 million due to the Genesys Shareholders at closing.

Genesys continues to be a professional corporation organized under the laws of the State of New York, wholly-owned by one or more licensed engineers. Pursuant to New York law, the Company does not own capital stock of Genesys. The Company has entered into an agreement with the Shareholder of Genesys pursuant to which the Shareholder will be prohibited from selling, transferring or encumbering the Shareholder’s ownership interest in Genesys without the Company’s consent. Notwithstanding the Company’s rights regarding the transfer of Genesys’s stock, the Company does not have control over the professional decision making of Genesys’s engineering services. The Company has entered into an administrative services agreement with Genesys pursuant to which WES will provide Genesys with ongoing administrative, operational and other non-professional support services. Genesys pays WES a service fee, which consists of all of the costs incurred by WES to provide the administrative services to Genesys plus ten percent of such costs, as well as any other costs that relate to professional service supplies and personnel costs.  As a result of the administrative services agreement, the Company absorbs the expected losses of Genesys through its deferral of Genesys’s service fees owed to WES.

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT’D

Fiscal Years 2017, 2016 and 2015

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

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT’D

Fiscal Years 2017, 2016 and 2015

The following unaudited pro forma financial information for the fiscal year ended December 30, 2016 and January 1, 2016 assumes the acquisition of substantially all of the assets of Genesys occurred on January 2, 2015 as follows:

	Year Ended
	December 30,	January 1,
In thousands (except per share data)	2016	2016
Pro forma revenue	$222,914	$167,479

Pro forma income from operations	12,504	7,755
Pro forma net income	$8,907	$4,498

Earnings per share:
Basic	$1.08	$0.57
Diluted	$1.04	$0.55

Weighted average shares outstanding:
Basic	8,219	7,834
Diluted	8,565	8,113

This pro forma supplemental information does not purport to be indicative of what the company’s operating results would have been had these transactions occurred on January 2, 2015 and may not be indicative of future operating results.

During the fiscal year ended December 29, 2017, the acquisition of substantially all of the assets of Genesys contributed $64.7 million in revenue and $1.7 million of income from operations.

Acquisition related costs of $71,000 and $0.2 million are included in other general and administrative expense in the consolidated statements of operations for the fiscal years ended December 30, 2016 and January 1, 2016, respectively. There were no acquisition costs related to Genesys recorded during the fiscal year ended December 29, 2017.

Acquisition of Substantially All of the Assets of 360 Energy Engineers and the Acquisitions of Abacus and Economists LLC

On January 15, 2015, the Company and its wholly-owned subsidiary, WES completed two separate acquisitions. The Company and WES acquired all of the outstanding shares of Abacus Resource Management Company (“Abacus”), an Oregon-based energy engineering company. In addition, the Company and WES separately acquired substantially all of the assets of 360 Energy Engineers, LLC (“360 Energy”), a Kansas-based energy and engineering energy management consulting company.

Pursuant to the terms of the Stock Purchase Agreement, dated as of January 15, 2015, by and between the Company, WES, Abacus and the selling shareholders of Abacus (the “Abacus Shareholders”), WES will pay the Abacus Shareholders a maximum purchase price of $6.1 million, consisting of (i) $2.5 million in cash which was paid at closing, with the balance of $0.6 million paid after closing, (ii) 75,758 shares of Common Stock, par value $0.01 per share, of the Company (“Common Stock”) with a fair value of $0.9 million which were issued at closing, (iii) $1.25 million aggregate

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT’D

Fiscal Years 2017, 2016 and 2015

principal amount of promissory notes issued to the Abacus Shareholders at closing and (iv) up to $0.8 million in cash, based on the achievement of certain financial targets by Abacus at the end of the Company’s 2015 and 2016 fiscal years.  As of December 30, 2016, Abacus did not meet its financial targets, and therefore, the Company was not required to pay the additional $0.8 million in cash; such amount was recorded in our consolidated statement of operations as a reduction of interest accretion expense.

Pursuant to the terms of the Asset Purchase Agreement, dated January 15, 2015, by and between the Company, WES and 360 Energy, WES agreed to pay 360 Energy a maximum purchase price of $15.0 million, consisting of (i) $4.9 million in cash which was paid at closing, (ii) 47,348 shares of Common Stock with a fair value of $0.6 million which were issued at closing, (iii) $3.0 million aggregate principal amount of promissory note issued to 360 Energy at closing and (iv) up to $6.5 million in cash, based on the achievement of certain financial targets by WES’s division made up of the assets acquired from, and the former employees of 360 Energy at the end of the Company’s 2015, 2016 and 2017 fiscal years.  The Company also provided a guaranty to 360 Energy which guarantees WES’s obligations under the promissory note issued to 360 Energy. The Company later amended the Asset Purchase Agreement with 360 Energy to extend the term of the three-year performance goal for an additional year to the end of the Company’s 2018 fiscal year to allow 360 Energy to expand into additional geographical territories.  As a result of this amendment, the Company increased contingent consideration by $0.3 million.  As of December 29, 2017, 360 Energy has earned $1.5 million based on achieving some of its financial targets.

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

On April 3, 2015, the Company’s wholly-owned subsidiary, Willdan Financial Services (“WFS”) acquired substantially all of the assets of Economists.com, LLC (“Economists LLC”), a Texas-based economic analysis and financial solutions firm serving the municipal and public sectors. Pursuant to the terms of the Asset Purchase Agreement, dated April 3, 2015, by and between WFS and Economists LLC, WFS will pay Economists LLC a maximum purchase price of $1.1 million, consisting of (i) $0.5 million in cash which was paid at closing and (ii) up to $0.6 million in cash, based on the achievement of certain financial targets by the WFS division made up of the assets acquired from, and the former employees of Economists LLC at the end of the Company’s 2015, 2016 and 2017 fiscal years.  The Company used cash on hand to pay the $0.5 million due at closing.  As of December 29, 2017, Economists LLC has earned $0.2 million based on achieving some of its financial targets.

The acquisitions were accounted for as business combinations in accordance with ASC 805. Under ASC 805, the Company recorded the acquired assets and assumed liabilities at their estimated fair value with the excess allocated to goodwill. Goodwill represents the value the Company expects to achieve through the operational synergies and the

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT’D

Fiscal Years 2017, 2016 and 2015

expansion of the Company into new markets. The Company estimates that the entire $16.1 million of goodwill resulting from the acquisitions will be tax deductible. Consideration for the acquisitions includes the following:

	360 Energy	Abacus	Economists LLC	Total

Cash paid	$4,875,000	$3,136,000	$490,000	$8,501,000
Issuance of common stock	571,000	913,000	—	1,484,000
Issuance of notes payable	3,000,000	1,250,000	—	4,250,000
Contingent consideration	4,221,000	589,000	368,000	5,178,000
Total consideration	$12,667,000	$5,888,000	$858,000	$19,413,000

The following table summarizes the amounts for the acquired assets and liabilities recorded at their estimated fair value as of the acquisition date:

	360 Energy	Abacus	Economists LLC	Total

Cash acquired	$—	$332,000	$—	$332,000
Property, plant and equipment	166,000	78,000	—	244,000
Liabilities	—	(512,000)	—	(512,000)
License to bid	—	308,000	—	308,000
Backlog	158,000	161,000	29,000	348,000
Tradename	669,000	323,000	57,000	1,049,000
Non-compete agreements	860,000	128,000	23,000	1,011,000
Other assets, net	41,000	495,000	—	536,000
Goodwill	10,773,000	4,575,000	749,000	16,097,000
Net assets acquired	$12,667,000	$5,888,000	$858,000	$19,413,000

The acquisition date fair value of the intangible asset relating to tradenames was estimated using discounted cash flows based on the relief from royalty method. The liabilities assumed were measured based on the estimated costs related to the remediation of an environmental liability associated with one of the construction projects that was acquired on the date of acquisition in accordance with ASC 450.  These assets are deemed to have a finite life. As of December 29, 2017, the Company has contingent consideration payable of $4.5 million related to these acquisitions, which includes $21,000 of accretion (net of fair value adjustments) related to the contingent consideration. Contingent consideration is subject to change for each reporting period through settlement. The Company measures the contingent earn-out liabilities at fair value on the date of acquisition and on a recurring basis using significant unobservable inputs classified within Level 3 of the fair value hierarchy. The Company uses a probability-weighted discounted income approach as a valuation technique to convert future estimated cash flows to a single present value amount. The significant unobservable inputs used in the fair value measurements are operating income projections over the earn-out period, and the probability outcome percentages assigned to each scenario. Significant increases or decreases to either of these inputs in isolation would result in a significantly higher or lower liability, with a higher liability capped by the contractual maximum of the contingent earn-out obligation. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate and amount paid will be recorded in earnings.  There were no changes to the ranges of estimated payments or discount rates.

Acquisition related costs of $0.2 million and $0.3 million are included in other general and administrative expense in the consolidated statements of operations for the fiscal years ended January 1, 2016 and January 2, 2015, respectively.

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT’D

Fiscal Years 2017, 2016 and 2015

The following unaudited pro forma financial information for the fiscal years ended January 1, 2016 and January 2, 2015 assumes the acquisitions of Abacus and substantially all of the assets of 360 Energy occurred on December 28, 2013 as follows:

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

4. GOODWILL AND OTHER INTANGIBLE ASSETS

As of December 29, 2017, the Company had $38.2 million of goodwill, which primarily relates to the Energy Efficiency Services reporting segment and the acquisitions of substantially all of the assets of Genesys and 360 Energy and the acquisitions of Integral Analytics and Abacus.  The remaining goodwill is contained in the Public Finance Services reporting segment as a result of the acquisition of Economists LLC. The Company had goodwill outstanding in the amount of $21.9 million as of December 30, 2016.  The changes in the carrying value of goodwill by reporting unit for the fiscal year ended December 29, 2017 were as follows:

	December 30,	Additions /	December 29,
	2016	Adjustments	2017
Reporting Unit:
Energy Efficiency Services	$21,198,000	$16,237,000	$37,435,000
Public Finance Services	749,000	—	749,000
	$21,947,000	$16,237,000	$38,184,000

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT’D

Fiscal Years 2017, 2016 and 2015

The gross amounts and accumulated amortization of the Company’s acquired identifiable intangible assets with finite useful lives as of December 29, 2017 and December 30, 2016, included in other intangible assets, net in the accompanying consolidated balance sheets, were as follows:

	December 29, 2017		December 30, 2016
	Gross	Accumulated	Gross	Accumulated	Amortization
	Amount	Amortization	Amount	Amortization	Period (yrs)
Backlog	$1,398,000	$989,000	$1,398,000	$639,000	5
Tradename	3,779,000	2,050,000	2,739,000	1,142,000	2.5 - 6.0
Non-compete agreements	1,331,000	745,000	1,331,000	463,000	4
License to bid	308,000	308,000	308,000	308,000	1
Developed Technology	2,760,000	144,000	—	—	8
In-process Research & Technology	1,650,000	—	—	—	10
Customer relationships	4,960,000	1,284,000	3,260,000	543,000	5.0 - 8.0
	$16,186,000	$5,520,000	$9,036,000	$3,095,000

The Company’s amortization expense for acquired identifiable intangible assets with finite useful lives was $2.4 million for the fiscal year ended December 29, 2017, and $1.9 million and $1.2 million for the fiscal years ended December 30, 2016 and January 1, 2016, respectively.  Estimated amortization expense for acquired identifiable intangible assets for fiscal year 2018 and the succeeding years is as follows:

Fiscal year:
2018	$2,847,000
2019	1,982,000
2020	1,570,000
2021	1,005,000
2022	896,000
Thereafter	2,366,000
$10,666,000

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

The Company tests its goodwill at least annually for possible impairment. The Company completes its annual testing of goodwill as of the last day of the first month of its fourth fiscal quarter each year to determine whether there is impairment. In addition to the Company’s annual test, it regularly evaluates whether events and circumstances have occurred that may indicate a potential impairment of goodwill.  No impairment was recorded during the three-year period ended December 29, 2017.

5. EARNINGS PER SHARE (“EPS”)

Basic EPS is computed by dividing net income available to common stockholders by the weighted‑average number of common shares outstanding. Diluted EPS is computed by dividing net income by the weighted‑average

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT’D

Fiscal Years 2017, 2016 and 2015

number of common shares outstanding and dilutive potential common shares for the period. Potential common shares include the weighted‑average dilutive effects of outstanding stock options and restricted stock awards using the treasury stock method.

The following table sets forth the number of weighted‑average common shares outstanding used to compute basic and diluted EPS:

	Fiscal Year

	2017	2016	2015
Net income	$12,129,000	$8,299,000	$4,259,000
Weighted-average common shares outstanding	8,541,000	8,219,000	7,834,000
Effect of dilutive stock options and restricted stock awards	614,000	346,000	279,000
Weighted-average common shares outstanding-diluted	9,155,000	8,565,000	8,113,000
Earnings per share:
Basic	$1.42	$1.01	$0.54
Diluted	$1.32	$0.97	$0.52

For the fiscal year ended December 29, 2017, 114,600 options were excluded from the calculation of dilutive potential common shares, compared to 322,200 and 314,500 options, for fiscal years 2016 and 2015, respectively. These options were not included in the computation of dilutive potential common shares because the assumed proceeds per share exceeded the average market price per share for the respective periods. Accordingly, the inclusion of these options would have been anti‑dilutive.

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT’D

Fiscal Years 2017, 2016 and 2015

6. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following at December 29, 2017 and December 30, 2016:

	December 29,	December 30,
	2017	2016
Billed	$30,250,000	$25,909,000
Unbilled (1)	24,732,000	18,988,000
Contract retentions	8,560,000	5,161,000
	63,542,000	50,058,000
Allowance for doubtful accounts	(369,000)	(785,000)
	$63,173,000	$49,273,000
(1)	Unbilled portion represents costs and estimated earnings in excess of billings on uncompleted contracts which is presented separately from accounts receivable on the consolidated balance sheets.

The movements in the allowance for doubtful accounts consisted of the following for fiscal years 2017, 2016 and 2015:

	Fiscal Year
	2017	2016	2015
Balance as of the beginning of the year	$785,000	$760,000	$662,000
(Recovery of) provision for doubtful accounts	(189,000)	216,000	586,000
Write-offs of uncollectible accounts	(227,000)	(191,000)	(488,000)
Balance as of the end of the year	$369,000	$785,000	$760,000

Billed accounts receivable represent amounts billed to clients that have yet to be collected. Unbilled accounts receivable represent revenue recognized but not yet billed pursuant to contract terms or accounts billed after the period end. Substantially all unbilled receivables as of December 29, 2017 and December 30, 2016 are or were expected to be billed and collected within twelve months of such date. Contract retentions represent amounts invoiced to clients where payments have been withheld pending the completion of certain milestones, other contractual conditions or upon the completion of the project. These retention agreements vary from project to project and could be outstanding for several months.

Allowances for doubtful accounts have been determined through specific identification of amounts considered to be uncollectible and potential write‑offs, plus a non‑specific allowance for other amounts for which some potential loss has been determined to be probable based on current and past experience.

As of December 29, 2017, Dormitory Authority-State of New York (“DASNY”) accounted for 19% and Consolidated Edison of New York, Inc. (“Consolidated Edison”) accounted for 15% of outstanding receivables, as compared to Consolidated Edison accounting for 20% and DASNY accounting for 19% of the Company’s outstanding receivables as of December 30, 2016. For the fiscal year 2017, DASNY and Consolidated Edison represented 22% and 16%, respectively, of our consolidated contract revenue.

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT’D

Fiscal Years 2017, 2016 and 2015

7. EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consisted of the following at December 29, 2017 and December 30, 2016:

	December 29,	December 30,
	2017	2016
Furniture and fixtures	$3,011,000	$2,353,000
Computer hardware and software	8,355,000	7,686,000
Leasehold improvements	1,121,000	1,094,000
Equipment under capital leases	1,095,000	1,076,000
Automobiles, trucks, and field equipment	2,100,000	1,446,000
	15,682,000	13,655,000
Accumulated depreciation and amortization	(10,376,000)	(9,144,000)
Equipment and leasehold improvements, net	$5,306,000	$4,511,000

Included in accumulated depreciation and amortization is $380,000 and $745,000 of amortization expense related to equipment held under capital leases in fiscal years 2017 and 2016, respectively.

8. ACCRUED LIABILITIES

Accrued liabilities consisted of the following at December 29, 2017 and December 30, 2016:

	December 29,	December 30,
	2017	2016
Accrued bonuses	$2,687,000	$2,090,000
Accrued interest	5,000	1,000
Paid leave bank	2,533,000	2,129,000
Compensation and payroll taxes	1,859,000	2,006,000
Accrued legal	103,000	177,000
Accrued workers’ compensation insurance	305,000	81,000
Accrued rent	192,000	166,000
Employee withholdings	1,812,000	1,337,000
Client deposits	92,000	139,000
Accrued subcontractor costs	13,103,000	8,100,000
Other	602,000	2,823,000
Total accrued liabilities	$23,293,000	$19,049,000

9. EQUITY PLANS

As of December 29, 2017, the Company had two share‑based compensation plans, which are described below. The Company may no longer grant awards under the 2006 Stock Incentive Plan. The compensation expense that has been recognized for stock options and restricted stock awards issued under these plans was $2,426,000, $1,239,000 and $777,000 for fiscal years 2017, 2016 and 2015, respectively.

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT’D

Fiscal Years 2017, 2016 and 2015

2006 STOCK INCENTIVE PLAN

In June 2006, the Company’s board of directors adopted the 2006 Stock Incentive Plan (“2006 Plan”) and it received stockholder approval. The Company re‑submitted the 2006 Plan to its stockholders for post‑IPO approval at the 2007 annual meeting of the stockholders and it was approved. The 2006 Plan terminated in June 2016 and no additional awards were granted under the 2006 Plan after the Company’s shareholders approved the 2008 Plan (as defined below) in June 2008. The 2006 Plan had 300,000 shares of common stock reserved for issuance to the Company’s directors, executives, officers, employees, consultants and advisors. Approximately 70,333 shares that were available for award grant purposes under the 2006 Plan have become available for grant under the 2008 Plan following shareholder approval of the 2008 Plan. Options granted under the 2006 Plan could be “non‑statutory stock options” which expire no more than 10 years from the date of grant or “incentive stock options” as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). Upon exercise of non‑statutory stock options, the Company is generally entitled to a tax deduction on the exercise of the option for an amount equal to the excess over the exercise price of the fair market value of the shares at the date of exercise. The Company is generally not entitled to any tax deduction on the exercise of an incentive stock option.  As of December 29, 2017, outstanding options granted, net of forfeitures and expirations, under the 2006 Plan consisted of 20,000 shares of incentive stock options.

AMENDED AND RESTATED 2008 PERFORMANCE INCENTIVE PLAN

In March 2008, the Company’s board of directors adopted the 2008 Performance Incentive Plan (“2008 Plan”), and it received stockholder approval at the 2008 annual meeting of the stockholders in June 2008. The 2008 Plan will currently terminate on April 17, 2027. The 2008 Plan initially had 450,000 shares of common stock reserved for issuance (not counting any shares originally available under the 2006 Plan that “poured over.”) At the 2010, 2012, 2016 and 2017 annual meetings of the stockholders, the stockholders approved 350,000, 500,000,  500,000 and 875,000 share increases, respectively, to the 2008 Plan. The maximum number of shares of the Company’s common stock that may be issued or transferred pursuant to awards under the 2008 Plan can also be increased by any shares subject to stock options granted under the 2006 Plan and outstanding as of June 9, 2008 which expire, or for any reason are cancelled or terminated, after June 9, 2008 without being exercised. The 2008 Plan currently has 897,000 shares of common stock reserved for issuance.  Awards authorized by the 2008 Plan include stock options, stock appreciation rights, restricted stock, stock bonuses, stock units, performance stock, and other share‑based awards. No participant may be granted an option to purchase more than 300,000 shares in any fiscal year. Options generally may not be granted with exercise prices less than fair market value at the date of grant, with vesting provisions and contractual terms determined by the compensation committee of the board of directors on a grant-by-grant basis, subject to the minimum vesting provisions contained in the 2008 Plan. Options granted under the 2008 Plan may be “nonqualified stock options” or “incentive stock options” as defined in Section 422 of the Internal Revenue Code. The maximum term of each option shall be 10 years. Upon exercise of nonqualified stock options, the Company is generally entitled to a tax deduction on the exercise of the option for an amount equal to the excess over the exercise price of the fair market value of the shares at the date of exercise. The Company is generally not entitled to any tax deduction on the exercise of an incentive stock option. For awards other than stock options, the Company is generally entitled to a tax deduction at the time the award holder recognizes income with respect to the award equal to the amount of compensation income recognized by the award holder. Options and other awards provide for accelerated vesting if there is a change in control (as defined in the 2008 Plan) and the outstanding awards are not substituted or assumed in connection with the transaction. Through December 29, 2017, outstanding awards granted, net of forfeitures and exercises, under the 2008 Plan consisted of 531,000 shares, 639,000 shares and 88,000 shares for incentive stock options, non-statutory stock options and restricted stock grants, respectively.

The fair value of each option is calculated using the Black‑Scholes option valuation model that uses the assumptions noted in the following table. Expected volatility is based upon historical volatility of “guideline companies” since the length of time the Company’s shares have been publicly traded is equal to the contractual term of the options.

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT’D

Fiscal Years 2017, 2016 and 2015

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

	2017			2016			2015
Expected volatility	38%	-	41%	39%	-	41%	38%	-	42%
Expected dividends			0%			0%			0%
Expected term (in years)			6			6			6
Risk-free rate	1.86%	-	2.08%	1.2%	-	1.84%	1.33%	-	1.75%

The Company’s restricted stock awards are valued on the closing price of the Company’s common stock on the date of grant and typically vest over a three-year period.

Summary of Stock Option Activity

A summary of option activity under the 2006 Plan and 2008 Plan as of December 29, 2017 and changes during the fiscal years ended December 29, 2017, December 30, 2016 and January 1, 2016 is presented below. The intrinsic value of the fully‑vested options is $9,961,000 based on the Company’s closing stock price of $23.94 on December 29, 2017.

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual
	Options	Price	Term (Years)
Outstanding at December 30, 2016	1,311,000	$10.15	6.69
Granted	199,000	30.28	—
Exercised	(271,000)	7.02	—
Forfeited or expired	(32,000)	15.65	—
Outstanding at December 29, 2017	1,207,000	$14.04	7.02
Vested at December 29, 2017	660,000	$8.84	5.58
Exercisable at December 29, 2017	660,000	$8.84	5.58

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual
	Options	Price	Term (Years)
Outstanding at January 1, 2016	964,000	$7.22	6.04
Granted	440,000	15.28	—
Exercised	(75,000)	4.41	—
Forfeited or expired	(18,000)	9.81	—
Outstanding at December 30, 2016	1,311,000	$10.15	6.69
Vested at December 30, 2016	658,000	$6.21	4.21
Exercisable at December 30, 2016	658,000	$6.21	4.21

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT’D

Fiscal Years 2017, 2016 and 2015

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual
	Options	Price	Term (Years)
Outstanding at January 2, 2015	926,000	$5.84	6.44
Granted	165,000	12.33	—
Exercised	(103,000)	3.72	—
Forfeited or expired	(24,000)	3.94	—
Outstanding at January 1, 2016	964,000	$7.22	6.04
Vested at January 1, 2016	624,000	$5.24	4.53
Exercisable at January 1, 2016	624,000	$5.24	4.53

A summary of the status of the Company’s nonvested options and changes in nonvested options during the fiscal years ended December 29, 2017, December 30, 2016 and January 1, 2016, is presented below:

		Weighted-
		Average
		Grant-Date
	Options	Fair Value
Nonvested at December 30, 2016	653,000	$4.75
Granted	199,000	12.23
Vested	(273,000)	6.68
Forfeited	(32,000)	15.65
Nonvested at December 29, 2017	547,000	6.43

		Weighted-
		Average
		Grant-Date
	Options	Fair Value
Nonvested at January 1, 2016	340,000	$3.77
Granted	440,000	6.15
Vested	(109,000)	7.82
Forfeited	(18,000)	9.81
Nonvested at December 30, 2016	653,000	4.75

		Weighted-
		Average
		Grant-Date
	Options	Fair Value
Nonvested at January 2, 2015	331,000	$3.37
Granted	165,000	4.92
Vested	(132,000)	3.67
Forfeited	(24,000)	3.94
Nonvested at January 1, 2016	340,000	3.77

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT’D

Fiscal Years 2017, 2016 and 2015

Summary of Restricted Stock Activity

A summary of restricted stock activity under the 2008 Plan as of December 29, 2017 and changes during the fiscal years ended December 29, 2017 and December 30, 2016, is presented below.  The intrinsic value of the fully-vested restricted stock is $1,301,000 and $207,000, based on the Company’s average grant date price of $31.53 and $10.89 for fiscal years ended December 29, 2017 and December 30, 2016, respectively.

		Weighted-
		Average
	Restricted Stock	Grant Date Fair Value
Outstanding at December 30, 2016	99,000	$11.37
Awarded	28,000	31.53
Vested	(40,000)	33.02
Forfeited	—	—
Outstanding at December 29, 2017	87,000	$17.67

Outstanding at January 1, 2016	38,000	$11.66
Awarded	82,000	10.89
Vested	(21,000)	9.89
Forfeited	—	—
Outstanding at December 30, 2016	99,000	$11.37

Outstanding at January 2, 2015	38,000	$5.74
Awarded	25,000	13.91
Vested	(25,000)	5.05
Forfeited	—	—
Outstanding at January 1, 2016	38,000	$11.66

The total unrecognized compensation expense related to nonvested stock options was $3,514,000, $3,101,000 and $1,280,000 for the fiscal years ended December 29, 2017, December 30, 2016 and January 1, 2016, respectively. The total unrecognized compensation expense related to restricted stock grants was $1,162,000, $874,000 and $322,000 for the fiscal years ended December 29, 2017, December 30, 2016 and January 1, 2016, respectively.  That expense is expected to be recognized over a weighted-average period of 2.14 years. There were no options granted that were immediately vested during the fiscal years ended December 29, 2017, December 30, 2016 and January 1, 2016.

AMENDED AND RESTATED 2006 EMPLOYEE STOCK PURCHASE PLAN

The Company adopted its Amended and Restated 2006 Employee Stock Purchase Plan (“ESPP”) to allow eligible employees the right to purchase shares of common stock, at semi‑annual intervals, with their accumulated payroll deductions. The plan received stockholder approval in June 2006. The Company re‑submitted the plan to its stockholders for post‑IPO approval at the 2007 annual stockholders’ meeting where approval was obtained. The ESPP initially had 300,000 shares of common stock reserved for issuance.  At the 2017 annual meeting of the stockholders, the stockholders approved an 825,000 share increase to the ESPP.  A total of 1,125,000 shares of the Company’s common stock have been reserved for issuance under the plan.

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT’D

Fiscal Years 2017, 2016 and 2015

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

The Company’s Amended and Restated 2006 Employee Stock Purchase Plan is a compensatory plan. As of December 29, 2017, there were 805,093 shares available for issuance under the plan.

10. DEBT OBLIGATIONS

Debt obligations, excluding obligations under capital leases (see Note 11 “—Commitments—Leases” below), consist of the following:

	December 29,	December 30,
	2017	2016
Outstanding borrowings on revolving credit facility	$2,500,000	$—
Outstanding borrowings on delayed draw term loan	—	1,500,000
Notes payable for 360 Energy Engineers, LLC, bearing interest at 4%, payable in monthly principal and interest installments of $88,752 through November 2017.	—	1,031,000
Notes payable for Abacus, bearing interest at 4%, payable in monthly principal and interest installments of $54,281 through January 2017.	—	54,000
Notes payable for insurance, bearing interest at 2.773%, payable in monthly principal and interest installments of $55,868 through October 2016.	—	599,000
Deferred purchase price for the acquisition of substantially all of the assets of Genesys, bearing interest at 0.650%, payable in monthly principal and interest installments of $191,667 through March 2018.	383,000	2,862,000
Total debt obligations	2,883,000	6,046,000
Less current portion	383,000	3,972,000
Debt obligations, less current portion	$2,500,000	$2,074,000

The following table summarizes the combined principal installments for the Company’s debt obligations, excluding capital leases, over the next five years and beyond, as of December 29, 2017:

Fiscal Year:
2018	383,000
2019	—
2020	2,500,000
2021	—
Thereafter	—
$2,883,000

Credit Facility

On March 24, 2014, the Company and its subsidiaries, as guarantors, entered into a credit agreement (as amended, the “Prior Credit Agreement”) with BMO Harris Bank N.A. (“BMO”), that provided for a revolving line of

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT’D

Fiscal Years 2017, 2016 and 2015

credit of up to $7.5 million, subject to a borrowing base calculation, and a delayed draw term loan facility of up to $3.0 million.

On January 20, 2017, the Company and each of its subsidiaries, as guarantors (the “Guarantors”), entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with BMO, as lender. The Credit Agreement amends and extends the Company’s Prior Credit Agreement.    The Credit Agreement provides for a $35.0 million revolving line of credit, including a $10.0 million standby letter of credit sub-facility, and matures on January 20, 2020.  Subject to satisfying certain conditions described in the Credit Agreement, the Company may request that BMO increase the aggregate amount under the revolving line of credit by up to $25.0 million, for a total facility size of $60.0 million; however, BMO is not obligated to do so.  Unlike the Prior Credit Agreement, the revolving line of credit is no longer subject to a borrowing base limitation and the Credit Agreement no longer includes a delayed draw term loan facility. To finance the acquisitions of Abacus and substantially all of the assets of 360 Energy on January 15, 2015, the Company borrowed $2.0 million under its delayed draw term loan facility pursuant to the Company’s Prior Credit Agreement. On January 20, 2017, the remaining $1.5 million of borrowings outstanding under the delayed draw term loan facility was converted into $1.5 million of borrowings under the revolving credit facility pursuant to the Credit Agreement.

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

The Credit Agreement includes customary negative covenants, including (i) restrictions on the incurrence of additional indebtedness by the Company or the Guarantors and the incurrence of additional liens on property, (ii) restrictions on permitted acquisitions, including that the total consideration payable for all permitted acquisitions (including potential future earn-out obligations) shall not exceed $20.0 million during the term of the Credit Agreement and the total consideration for any individual permitted acquisition shall not exceed $10.0 million without BMO’s consent, and (iii) limitations on asset sales, mergers and acquisitions.  Further, the Credit Agreement limits the payment of future dividends and distributions and share repurchases by the Company; however, the Company is permitted to repurchase up to $8.0 million of shares of common stock under certain conditions, including that, at the time of any such repurchase, (a) the Company is able to meet the financial covenant requirements under the Credit Agreement after giving effect to the share repurchase, (b) the Company has at least $5.0 million of liquidity (unrestricted cash or undrawn availability under the revolving line of credit), and (c) no default exists or would arise under the Credit Agreement after giving effect to such repurchase. In addition, the Credit Agreement includes customary events of default. Upon the occurrence of an event of default, the interest rate will be increased by 2.0%, BMO has the option to make any loans then outstanding under the Credit Agreement immediately due and payable, and BMO is no longer obligated to extend further credit to the Company under the Credit Agreement.  As of December 29, 2017, the Company was in compliance with the financial covenants under the Credit Agreement.

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT’D

Fiscal Years 2017, 2016 and 2015

Promissory Notes

To finance the acquisitions of Abacus and substantially all of the assets of 360 Energy, the Company borrowed $2.0 million under its delayed draw term loan facility pursuant to the Prior Credit Agreement. The term loan provided for interest at the LIBOR rate plus an applicable margin ranging between 2.25% and 2.75 and matured on March 24, 2017. Principal on the term loan was payable on the last day of each March, June, September and December in each year. All of the remaining outstanding principal amount was paid on March 24, 2017. The term loan was governed by the terms of the Prior Credit Agreement. The term loan was paid in full on its maturity date of March 24, 2017.

On January 15, 2015, in connection with the completion of the acquisition of Abacus, WES issued promissory notes to Mark Kinzer (the “Kinzer Note”) and Steve Rubbert (the “Rubbert Note” and, together with the Kinzer Note, the “Abacus Notes”). The initial outstanding principal amount of each of the Kinzer Note and the Rubbert Note was $0.6 million. The Abacus Notes provided for a fixed interest rate of 4% per annum. The Abacus Notes were fully amortizing and payable in equal monthly installments between January 15, 2015 and their January 15, 2017 maturity date.  The Abacus Notes contained events of default provisions customary for documents of this nature. Mr. Kinzer and Mr. Rubbert entered into a Subordination Agreement, dated as of January 15, 2015, in favor of BMO, pursuant to which any indebtedness under the Abacus Notes was subordinated to any indebtedness under the Prior Credit Agreement. The Abacus Notes were paid in full on their maturity date of January 15, 2017.

On January 15, 2015, in connection with the completion of the acquisition of substantially all of the assets of 360 Energy, WES issued a promissory note to 360 Energy (the “360 Energy Note”). The initial outstanding principal amount of the 360 Energy Note was $3.0 million. The 360 Energy Note provided for a fixed interest rate of 4% per annum. The 360 Energy Note was fully amortizing and payable in equal monthly installments between January 15, 2015 and its December 31, 2017 maturity date. The 360 Energy Note contained events of default provisions customary for documents of this nature. 360 Energy entered into a Subordination Agreement, dated as of January 15, 2015, in favor of BMO, pursuant to which any indebtedness under the 360 Energy Note was subordinated to any indebtedness under the Prior Credit Agreement. The 360 Energy Note was paid in full on December 26, 2017, before the notes maturity date of December 31, 2017.

Deferred Purchase Price

The Asset Purchase and Merger Agreement for the acquisition of substantially all of the assets of Genesys dated March 4, 2016, included deferred payments to Messrs. Braun and Mineo in the amount of $2.3 million (“Deferred Payments”), each.  The Deferred Payments are to be paid in twenty-four (24) equal monthly installments in the amount of $95,834, inclusive of interest at the rate of 0.65% per annum.  Payments commenced April 4, 2016 and conclude March 4, 2018.  From issuance through December 29, 2017, the Company made payments of $4.2 million inclusive of interest and, as of December 29, 2017, the aggregate outstanding balance on the Deferred Payments to Messrs. Braun and Mineo was approximately $0.4 million.

Insurance Premiums

The Company has also financed, from time to time, insurance premiums by entering into unsecured notes payable with insurance companies. During the Company’s annual insurance renewals in the fourth quarter of its fiscal year ended December 29, 2017, the Company did not elect to finance its insurance premiums for the upcoming fiscal year.  The unpaid balance of the financed premiums totaled $0 and $599,000 for fiscal years ended December 29, 2017 and December 30, 2016, respectively.

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT’D

Fiscal Years 2017, 2016 and 2015

11. COMMITMENTS

Leases

The Company is obligated under capital leases for certain furniture and office equipment that expire at various dates through 2020.

The Company also leases certain office facilities under non‑cancelable operating leases that expire at various dates through 2023.

Future minimum rental payments under capital and non‑cancelable operating leases are summarized as follows:

	Capital	Operating
Fiscal year:
2018	$301,000	3,076,000
2019	125,000	2,648,000
2020	39,000	1,616,000
2021	—	1,283,000
2022	—	1,192,000
2023	—	277,000
Total future minimum lease payments	465,000	$10,092,000
Amount representing interest (at rates ranging from 3.25% to 3.75%)	(16,000)
Present value of net minimum lease payments under capital leases	449,000
Less current portion	289,000
	$160,000

Rent expense and related charges for common area maintenance for all facility operating leases for fiscal years 2017, 2016 and 2015 was approximately $3,624,000, $3,215,000 and $2,842,000, respectively.

Employee Benefit Plans

The Company has a qualified profit sharing plan pursuant to Code Section 401(a) and qualified cash or deferred arrangement pursuant to Code Section 401(k) covering substantially all employees. Employees may elect to contribute up to 50% of their compensation limited to the amount allowed by tax laws. Company contributions are made solely at the discretion of the Company’s board of directors. The Company made matching contributions of approximately $1,021,000, $900,000 and $777,000 during fiscal years 2017, 2016 and 2015, respectively.

The Company has a discretionary bonus plan for regional managers, division managers and others as determined by the chief executive officer or Company president. Bonuses are awarded if certain financial goals are achieved. The financial goals are not stated in the plan; rather they are judgmentally determined each year. In addition, the board of directors may declare discretionary bonuses to key employees and all employees are eligible for bonuses for outstanding performance. The Company’s compensation committee of the board of directors determines the compensation of the president and chief executive officer and other executive officers. Bonus expense for fiscal years 2017, 2016 and 2015 totaled approximately $3,535,000, $2,709,000 and $1,268,000, respectively, of which approximately $2,687,000 and $2,090,000 is included in accrued liabilities at December 29, 2017 and December 30, 2016, respectively.

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT’D

Fiscal Years 2017, 2016 and 2015

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

Included in accrued liabilities in the accompanying consolidated balance sheets related to this obligation is the present value of expected payments for health insurance coverage, $93,000 as of December 29, 2017 and $110,000 as of December 30, 2016.

12. INCOME TAXES

The provision for income taxes is comprised of:

	Fiscal Year
	2017	2016	2015
Current federal taxes	$635,000	$1,441,000	$983,000
Current state taxes	306,000	402,000	340,000
Deferred federal taxes	431,000	900,000	1,295,000
Deferred state taxes	190,000	325,000	464,000
	$1,562,000	$3,068,000	$3,082,000

The provision for income taxes reconciles to the amounts computed by applying the statutory federal tax rate of 34% to the Company’s income before income taxes. The sources and tax effects of the differences for fiscal years 2017, 2016 and 2015 are as follows:

	2017	2016	2015
Computed “expected” federal income tax expense	$4,655,000	$3,865,000	$2,496,000
Permanent differences	(61,000)	86,000	90,000
Stock options and disqualifying dispositions	(1,629,000)	(232,000)	205,000
Tax Act - federal rate change	(1,277,000)	—	—
Energy efficient building deduction	—	(912,000)	(281,000)
Current and deferred state income tax expense, net of federal benefit	287,000	481,000	482,000
Change in valuation allowances on deferred tax assets	15,000	(1,000)	73,000
Federal deferred tax adjustments	(441,000)	—	—
Adjustment for uncertain tax positions	363,000	—	—
Research and development tax credit	(188,000)	—	—
Other	(162,000)	(219,000)	17,000
	$1,562,000	$3,068,000	$3,082,000

Differences between the Company’s effective income tax rate and what would be expected if the federal statutory rate was applied to income before income tax from continuing operations are primarily due to stock options and disqualifying dispositions and the impact of the tax act. On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law, which, among other items, lowered the U.S. corporate tax rate from 35% to 21%, effective January 1, 2018. As a result of the Tax Act, the Company recorded a one-time decrease in deferred tax expense of $1.3 million for the fiscal quarter ended December 29, 2017 to account for the remeasurement of the Company’s deferred tax assets and liabilities on the enactment date. The Tax Act also includes provisions that may partially offset the benefit of

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT’D

Fiscal Years 2017, 2016 and 2015

the tax rate reduction. Based on the Company’s initial assessment of the Tax Act, the Company believes that the most significant impact on its financial statements is the remeasurement of its deferred taxes. Quantifying all of the impacts of the Tax Act however requires significant judgment by management, including the inherent complexities involved in determining the timing of reversals of deferred tax assets and liabilities. Accordingly, the Company will continue to analyze the impacts of the Tax Act and, if necessary, record any further adjustments to deferred tax assets and liabilities in future periods.

Shortly after the Tax Act was enacted, the Securities and Exchange Commission issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) to address the application of generally accepted accounting principles in the United States of America, or GAAP, and directing taxpayers to consider the impact of the Tax Act as “provisional” when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for the change in tax law.  In accordance with SAB 118, the Company has recognized the provisional tax impacts.  Although, the Company does not believe there will be any material adjustments in subsequent reporting periods, the ultimate impact may differ from the provisional amounts, due to, among other things, the limitation on the deductibility of certain executives’ compensation pursuant to Section 162(m) of the Internal Revenue Code, a detailed evaluation of the contractual terms of the Company’s fourth quarter 2017 capital additions to determine whether they qualify for the 100% expensing pursuant to the Tax Act, the significant complexity of the Tax Act and anticipated additional regulatory guidance that may be issued by the Internal Revenue Service (“IRS”) and changes in analysis, interpretations and assumptions the Company has made and actions the Company may take as a result of the Tax Act.  The accounting is expected to be complete when the 2017 U.S. corporate income tax return is filed in 2018.

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets and liabilities are as follows:

	December 29,	December 30,
	2017	2016
Deferred tax assets:
Accounts receivable allowance	$104,000	$316,000
Other accrued liabilities	1,413,000	2,450,000
State net operating losses	191,000	109,000
Intangible assets	2,466,000	3,268,000
Other	1,126,000	671,000
	5,300,000	6,814,000
Valuation allowance	(87,000)	(72,000)
Net deferred tax assets	$5,213,000	$6,742,000
Deferred tax liabilities:
Deferred revenue	$(6,935,000)	$(7,637,000)
Fixed assets	(463,000)	(632,000)
Other	(278,000)	(315,000)
	(7,676,000)	(8,584,000)
Net deferred tax liability	$(2,463,000)	$(1,842,000)

At December 29, 2017, the Company had state operating loss carryovers of $2.7 million. The carryovers expire through 2036.

During each fiscal year, management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize existing deferred tax assets. For fiscal years 2017 and 2016,

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT’D

Fiscal Years 2017, 2016 and 2015

the Company ultimately determined that it was more-likely-than-not that the entire California net operating loss will not be utilized prior to expiration.  Significant pieces of objective evidence evaluated included the Company’s history of utilization of California net operating losses in prior years for each of the Company’s subsidiaries, as well as the Company’s forecasted amount of net operating loss utilization for certain members of the combined group.  As a result, we recorded a valuation allowance in the amount of $87,000 and $72,000 at the end of fiscal year 2017 and 2016, respectively, related to California net operating losses.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which amends the current stock compensation guidance. The amendments simplify the accounting for the taxes related to stock based compensation, including adjustments to how excess tax benefits and a company's payments for tax withholdings should be classified. The standard is effective for fiscal periods beginning after December 15, 2016, with early adoption permitted. The Company has elected to early adopt ASU 2016-09 on a prospective basis, which resulted in a decrease to tax expense of approximately $1.6 million for the fiscal year ended December 29, 2017.

During the fiscal year ending December 29, 2017, the Company recorded a liability of $363,000 for uncertain tax positions related to certain deductions and an adjustment to interest accretion for contingent consideration recognized in tax years 2015 and 2016. The Company's policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense. As of December 29, 2017, there were unrecognized tax benefits of $363,000. The Company may be subject to examination by the IRS for calendar years 2014 through 2017. The Company may also be subject to examination on certain state and local jurisdictions for the years 2013 through 2017.

13. SEGMENT INFORMATION

The Company has four reporting segments: Energy Efficiency Services, Engineering Services, Public Finance Services and Homeland Security Services. The Energy Efficiency Services segment, which consists of WES, provides energy efficiency consulting services to utilities, state agencies, municipalities, private industry and non-profit organizations. The Engineering Services segment consists of Willdan Engineering, Willdan Infrastructure and Public Agency Resources. The Engineering Services segment offers a broad range of engineering, construction management and planning services to the Company’s public and private sector clients. The Public Finance Services segment, which consists of Willdan Financial Services, provides expertise and support for the various financing techniques employed by public agencies to finance their operations and infrastructure along with the mandated reporting and other requirements associated with these financings. The Homeland Security Services segment, which consists of Willdan Homeland Solutions, provides national preparedness, homeland security consulting, public safety and emergency response services to cities, related municipal service agencies and other entities.

The accounting policies applied to determine the segment information are the same as those described in the summary of significant accounting policies. There were no intersegment sales in any of the three fiscal years ended December 29, 2017. Management evaluates the performance of each segment based upon income or loss from operations before income taxes. Certain segment asset information including expenditures for long‑lived assets has not been presented as it is not reported to or reviewed by the chief operating decision maker. In addition, enterprise‑wide service line contract revenue is not included as it is impracticable to report this information for each group of similar services.

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT’D

Fiscal Years 2017, 2016 and 2015

Financial information with respect to the reportable segments and reconciliation to the amounts reported in the Company’s consolidated financial statements follows:

	Energy		Public	Homeland
	Efficiency	Engineering	Finance	Security	Unallocated		Consolidated
	Services	Services	Services	Services	Corporate	Intersegment	Total

Fiscal Year 2017
Contract revenue	$199,609,000	$57,438,000	$13,307,000	$2,998,000	$—	$—	$273,352,000
Depreciation and amortization	3,145,000	571,000	192,000	41,000	—	—	3,949,000
Interest expense	(90,000)	(15,000)	(5,000)	(1,000)	—	—	(111,000)
Segment profit (loss) before income tax expense	5,589,000	7,688,000	1,417,000	(51,000)	(952,000)	—	13,691,000
Income tax (benefit) expense	638,000	877,000	162,000	(6,000)	(109,000)	—	1,562,000
Net income (loss)	4,951,000	6,811,000	1,255,000	(45,000)	(843,000)	—	12,129,000
Segment assets(1)	65,872,000	13,616,000	5,921,000	1,237,000	74,656,000	(23,130,000)	138,172,000
Fiscal Year 2016
Contract revenue	$141,888,000	$52,292,000	$12,386,000	$2,375,000	$—	$—	$208,941,000
Depreciation and amortization	2,511,000	466,000	187,000	40,000	—	—	3,204,000
Interest expense	(163,000)	(12,000)	(3,000)	(1,000)	—	—	(179,000)
Segment profit (loss) before income tax expense	5,895,000	6,319,000	520,000	48,000	(1,415,000)	—	11,367,000
Income tax (benefit) expense	1,591,000	1,706,000	140,000	13,000	(382,000)	—	3,068,000
Net income (loss)	4,304,000	4,614,000	379,000	35,000	(1,033,000)	—	8,299,000
Segment assets(1)	63,140,000	12,962,000	6,549,000	589,000	48,237,000	(23,130,000)	108,347,000
Fiscal Year 2015
Contract revenue	$74,123,000	$45,997,000	$11,857,000	$3,126,000	$—	$—	$135,103,000
Depreciation and amortization	1,525,000	359,000	159,000	29,000	—	—	2,072,000
Interest expense	(194,000)	(10,000)	(2,000)	(1,000)	—	—	(207,000)
Segment profit before income tax expense	2,499,000	4,666,000	1,148,000	418,000	(1,390,000)	—	7,341,000
Income tax expense (benefit)	1,049,000	1,959,000	482,000	176,000	(584,000)	—	3,082,000
Net income	1,450,000	2,707,000	666,000	242,000	(806,000)	—	4,259,000
Segment assets(1)	34,686,000	13,641,000	5,377,000	894,000	40,877,000	(23,130,000)	72,345,000

(1)	Segment assets are presented net of intercompany receivables.

The following sets forth the assets that are included in Unallocated Corporate as of December 29, 2017, December 30, 2016 and January 1, 2016.

	2017	2016
Assets:
Cash and cash equivalents	$47,654,000	$22,660,000
Accounts Receivable, net	(1,046,000)	(590,000)
Prepaid expenses	1,285,000	1,017,000
Intercompany receivables	131,667,000	112,837,000
Goodwill	2,000	(3,000)
Other receivables	1,687,000	55,000
Equipment and leasehold improvements, net	1,504,000	1,869,000
Investments in subsidiaries	23,130,000	23,130,000
Other	438,000	99,000
	$206,321,000	$161,074,000

14. CONTINGENCIES

Claims and Lawsuits

The Company is subject to claims and lawsuits from time to time, including those alleging professional errors or omissions that arise in the ordinary course of business against firms that operate in the engineering and consulting

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT’D

Fiscal Years 2017, 2016 and 2015

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

15. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The tables below reflect selected quarterly information for the fiscal years ended December 29, 2017 and December 30, 2016.

	Fiscal Three Months Ended
	March 31,	June 30,	September 29,	December 29,
	2017	2017	2017	2017
	(in thousands except per share amounts)
Contract revenue	$68,351	$71,833	$69,007	$64,161
Income from operations	1,964	4,563	4,183	2,994
Income tax (benefit) expense	(673)	1,220	1,292	(277)
Net income	2,641	3,312	2,886	3,290
Earnings per share:
Basic	$0.32	$0.38	$0.33	$0.38
Diluted	$0.30	$0.36	$0.31	$0.36
Weighted-average shares outstanding:
Basic	8,281	8,603	8,730	8,689
Diluted	8,854	9,136	9,248	9,231

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT’D

Fiscal Years 2017, 2016 and 2015

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

16.  SUBSEQUENT EVENTS

Subsequent to year end, the Company was notified that its 2016 tax return will be examined by the IRS.  The Company has yet to determine the result due to the examination process having not commenced.

On February 9, 2018, Congress extended the Section 179D Energy Efficient Commercial Building Deduction of the Internal Revenue Code, and the Company will record a benefit in the first quarter of fiscal year 2018.