Form 10-Q
period 2018-03-30
Willdan Group, Inc.
filed 2018-05-04
CIK 1370450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2018

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

As of May 3, 2018, there were 8,863,085 shares of common stock, $0.01 par value per share, of Willdan Group, Inc. issued and outstanding.

WILLDAN GROUP, INC.

FORM 10-Q QUARTERLY REPORT

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q (this “10-Q”) contains statements that constitute forward-looking statements as that term is defined by the Private Securities Litigation Reform Act of 1995. These statements concern our business, operations and financial performance and condition as well as our plans, objectives and expectations for our business operations and financial performance and condition, which are subject to risks and uncertainties. All statements other than statements of historical fact included in this 10-Q are forward-looking statements. These statements may include words such as “aim,” “anticipate,” “assume,” “believe,” “can have,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “likely,” “may,” “objective,” “plan,” “potential,” “positioned,” “predict,” “should,” “target,” “will,” “would” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events or trends. For example, all statements we make relating to our plans and objectives for future operations, growth or initiatives and strategies are forward-looking statements.

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

All of our forward-looking statements are subject to risks and uncertainties that may cause our actual results to differ materially from our expectations. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to:

•	our ability to adequately complete projects in a timely manner,
•	our ability to compete successfully in the highly competitive energy market,
•	changes in state, local and regional economies and government budgets,
•	our ability to win new contracts, to renew existing contracts (including with our two primary customers) and to compete effectively for contracts awarded through bidding processes, and
•	our ability to successfully integrate our acquisitions and execute on our growth strategy.

The above is not a complete list of factors or events that could cause actual results to differ from our expectations, and we cannot predict all of them. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements disclosed in this 10-Q and under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in our Annual Report on Form 10-K for the year ended December 29, 2017, as such disclosures may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange Commission, including subsequent Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q, and public communications. You should evaluate all forward-looking statements made in this 10-Q and otherwise in the context of these risks and uncertainties.

Potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on any forward-looking statements we make. These forward-looking statements speak only as of the date of this 10-Q and are not guarantees of future performance or developments and involve known and unknown risks, uncertainties and other factors that are in many cases beyond our control. Except as required by law, we undertake no obligation to update or revise any forward-looking statements publicly, whether as a result of new information, future developments or otherwise.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 30,	December 29,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$5,353,000	$14,424,000
Accounts receivable, net of allowance for doubtful accounts of $466,000 and $369,000 at March 30, 2018 and December 29, 2017, respectively	20,598,000	38,441,000
Contract assets	42,296,000	24,732,000
Other receivables	1,985,000	1,833,000
Prepaid expenses and other current assets	3,265,000	3,760,000
Total current assets	73,497,000	83,190,000
Equipment and leasehold improvements, net	5,189,000	5,306,000
Goodwill	37,714,000	38,184,000
Other intangible assets, net	10,658,000	10,666,000
Other assets	924,000	826,000
Total assets	$127,982,000	$138,172,000
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,620,000	$20,826,000
Accrued liabilities	16,596,000	23,293,000
Contingent consideration payable	2,757,000	4,246,000
Contract liabilities	6,458,000	7,321,000
Notes payable	—	383,000
Capital lease obligations	298,000	289,000
Total current liabilities	41,729,000	56,358,000
Contingent consideration payable	4,467,000	5,062,000
Notes payable	2,500,000	2,500,000
Capital lease obligations, less current portion	223,000	160,000
Deferred lease obligations	676,000	614,000
Deferred income taxes, net	2,552,000	2,463,000
Other noncurrent liabilities	468,000	363,000
Total liabilities	52,615,000	67,520,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized; 8,861,000 and 8,799,000 shares issued and outstanding at March 30, 2018 and December 29, 2017, respectively	89,000	88,000
Additional paid-in capital	52,934,000	50,976,000
Retained earnings	22,344,000	19,588,000
Total stockholders’ equity	75,367,000	70,652,000
Total liabilities and stockholders’ equity	$127,982,000	$138,172,000

See accompanying notes to the unaudited condensed consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 30,	March 31,
	2018	2017

Contract revenue	$54,595,000	$68,351,000

Direct costs of contract revenue (inclusive of directly related depreciation and amortization):
Salaries and wages	10,998,000	10,801,000
Subcontractor services and other direct costs	24,069,000	39,895,000
Total direct costs of contract revenue	35,067,000	50,696,000

General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	10,025,000	9,315,000
Facilities and facility related	1,209,000	1,124,000
Stock-based compensation	1,064,000	476,000
Depreciation and amortization	1,064,000	909,000
Other	4,192,000	3,867,000
Total general and administrative expenses	17,554,000	15,691,000
Income from operations	1,974,000	1,964,000

Other income (expense):
Interest expense, net	(23,000)	(33,000)
Other, net	10,000	37,000
Total other (expense) income, net	(13,000)	4,000
Income before income taxes	1,961,000	1,968,000

Income tax benefit	(242,000)	(673,000)
Net income	$2,203,000	$2,641,000

Earnings per share:
Basic	$0.25	$0.32
Diluted	$0.24	$0.30

Weighted-average shares outstanding:
Basic	8,753,000	8,281,000
Diluted	9,185,000	8,854,000

See accompanying notes to the unaudited condensed consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional
	Common Stock		Paid-in
	Shares	Amount	Capital	Retained Earnings	Total
Balance at December 29, 2017	8,799,000	$88,000	$50,976,000	$19,588,000	$70,652,000
Shares of common stock issued in connection with employee stock purchase plan	30,000	—	616,000	—	616,000
Shares of common stock issued in connection with incentive stock plan	32,000	1,000	278,000	—	279,000
Stock-based compensation expense	—	—	1,064,000	—	1,064,000
Net income	—	—	—	2,203,000	2,203,000
Cumulative effect from adoption of ASC 606	—	—	—	553,000	553,000
Balance at March 30, 2018	8,861,000	$89,000	$52,934,000	$22,344,000	$75,367,000

See accompanying notes to the unaudited condensed consolidated financial statements

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 30,	March 31,
	2018	2017
Cash flows from operating activities:
Net income	$2,203,000	$2,641,000
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,101,000	919,000
Deferred income taxes, net	(126,000)	28,000
Provision for doubtful accounts	96,000	8,000
Stock-based compensation	1,064,000	476,000
Accretion and fair value adjustments of contingent consideration	338,000	167,000
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts receivable	17,747,000	(963,000)
Contract assets	(16,796,000)	(10,191,000)
Other receivables	(152,000)	471,000
Prepaid expenses and other current assets	495,000	(559,000)
Other assets	(98,000)	25,000
Accounts payable	(5,206,000)	2,475,000
Accrued liabilities	(6,592,000)	3,377,000
Contract liabilities	(863,000)	(256,000)
Deferred lease obligations	62,000	(6,000)
Net cash used in operating activities	(6,727,000)	(1,388,000)
Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(144,000)	(583,000)
Net cash used in investing activities	(144,000)	(583,000)
Cash flows from financing activities:
Payments on contingent consideration	(2,622,000)	(1,508,000)
Payments on notes payable	(383,000)	(1,272,000)
Principal payments on capital lease obligations	(90,000)	(121,000)
Proceeds from stock option exercise	279,000	1,300,000
Proceeds from sales of common stock under employee stock purchase plan	616,000	344,000
Net cash used in financing activities	(2,200,000)	(1,257,000)
Net decrease in cash and cash equivalents	(9,071,000)	(3,228,000)
Cash and cash equivalents at beginning of period	14,424,000	22,668,000
Cash and cash equivalents at end of period	$5,353,000	$19,440,000
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$23,000	$33,000
Income taxes	36,000	249,000
Supplemental disclosures of noncash investing and financing activities:
Equipment acquired under capital leases	162,000	32,000

See accompanying notes to the unaudited condensed consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 30, 2018
(Unaudited)

1.BASIS OF PRESENTATION, ORGANIZATION AND OPERATIONS OF THE COMPANY

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and reflect all adjustments, which consist of only normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the consolidated results for the interim periods presented.  The Company operates and reports its quarterly financial results based on the 13-week period ending on the Friday closest to March 31, June 30 and September 30 and the 13 or 14-week period ending on the Friday closest to December 31, as applicable, with consideration of business days.  Results for the interim periods are not necessarily indicative of results for the full year.  Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  The condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 29, 2017.

Nature of Business

Willdan Group, Inc. and subsidiaries (the “Company”) is a provider of professional technical and consulting services, including comprehensive energy services, for utilities, private industry, and public agencies at all levels of government, primarily in California and New York.  The Company also has operations in Arizona, Connecticut, Colorado, Florida, Illinois, Kansas, Nevada, New Jersey, Ohio, Oregon, Texas, Utah, Washington and Washington, D.C.  The Company enables its clients to provide a wide range of specialized services without having to incur and maintain the overhead necessary to develop staffing in-house.  The Company provides a broad range of complementary services including energy and sustainability, engineering, construction management and planning, economic and financial consulting and national preparedness and interoperability.  The Company’s clients primarily consist of public and governmental agencies, including cities, counties, public utilities, redevelopment agencies, water districts, school districts and universities, state agencies, federal agencies, a variety of other special districts and agencies, private utilities and industry and tribal governments.

Principles of Consolidation

The consolidated financial statements include the accounts of Willdan Group, Inc. and its wholly-owned subsidiaries, Willdan Energy Solutions (“WES”), Willdan Engineering, Willdan Infrastructure, Public Agency Resources, Willdan Financial Services and Willdan Homeland Solutions and their respective subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

The Company accounts for variable interest entities in accordance with Accounting Standards Codification (“ASC”) 810, Consolidation.  Under ASC 810, a variable interest entity (“VIE”) is created when: (a) the equity investment at risk in the entity is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by other parties, including the equity holders; (b) the entity’s equity holders as a group either (i) lack the direct or indirect ability to make decisions about the entity, (ii) are not obligated to absorb expected losses of the entity or (iii) do not have the right to receive expected residual returns of the entity; or (c) the entity’s equity holders have voting rights that are not proportionate to their economic interests, and the activities of the entity involve or are conducted on behalf of the equity holder with disproportionately few voting rights.  If an entity is deemed to be a VIE pursuant to ASC 810, the enterprise that has both (i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (ii) the obligation to absorb the expected losses of the entity or right to receive benefits from the entity that could be potentially significant to the VIE is considered the primary beneficiary and must consolidate the VIE.  In accordance with ASC 810, the Company performs ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE.

As of March 30, 2018, the Company had one VIE— Genesys Engineering, P.C. (“Genesys”).  Pursuant to New York law, the Company does not own capital stock of Genesys and does not have control over the professional decision making of Genesys’s engineering services.  The Company, however, has entered into an administrative services agreement with Genesys pursuant to which WES, the Company’s wholly-owned subsidiary, will provide Genesys with ongoing administrative, operational and other non-professional support services.  The Company manages Genesys and has the power to direct the activities that most significantly impact Genesys’s performance, in addition to being obligated to absorb expected losses from Genesys.  Accordingly, the Company is the primary beneficiary of Genesys and consolidates Genesys as a VIE.

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

Segment Information

Willdan Group, Inc. is a holding company with six wholly owned subsidiaries.  The Company presents segment information externally consistent with the manner in which the Company’s chief operating decision maker reviews information to assess performance and allocate resources.  Willdan Group, Inc. performs administrative functions on behalf of its subsidiaries, such as treasury, legal, accounting, information systems, human resources and certain business development activities, and earns revenue that is only incidental to the activities of the enterprise.  As a result, Willdan Group, Inc. does not meet the definition of an operating segment.  The Company’s Energy segment consists of the business of our subsidiary, WES, which offers energy and sustainability consulting services to utilities public agencies and private industry.  The Company’s Engineering and Consulting segment includes the operation of our remaining subsidiaries, Willdan Engineering, Willdan Infrastructure, Public Agency Resources, Willdan Financial Services and Willdan Homeland Solutions.  Willdan Engineering provides civil engineering-related construction management, building and safety, city engineering, city planning, geotechnical, material testing and other engineering consulting services to our clients.  Willdan Infrastructure, which was launched in fiscal year 2013, provides engineering services to larger rail, port, water, mining and other civil engineering projects.  Public Agency Resources primarily provides staffing to Willdan Engineering.  Willdan Financial Services provides economic and financial consulting to public agencies.  Willdan Homeland Solutions provides national preparedness and interoperability services and communications and technology solutions.  See Note 10 “Segment Information” for revised and restated segment information for the current and prior period.

Contract Assets and Liabilities

Amounts classified as “Costs and estimated earnings in excess of billings on uncompleted contracts” and “Billings in excess of costs and estimated earnings on uncompleted contracts” on the consolidated balance sheets of our Annual Report on Form 10-K for the year ended December 29, 2017 have been reclassified as “Contract assets” and “Contract liabilities”, respectively, on the condensed consolidated balance sheets and statements of cash flows.

Billing practices are governed by the contract terms of each project based upon costs incurred, achievement of milestones or pre-agreed schedules.  Billings do not necessarily correlate with revenue recognized using the cost-to-cost method of revenue recognition.  Contract assets include unbilled amounts typically resulting from revenue under long-term contracts when the cost-to-cost method of revenue recognition is utilized and revenue recognized exceeds the amount billed to the customer and right to payment is not unconditional.  In addition, contract assets include retainage amounts withheld from billings to the Company’s clients pursuant to provisions in the contracts.  Contract liabilities consist of advance payments and billings in excess of revenue recognized and deferred revenue.

The increase in contract assets was primarily attributable to the reclassification of retainage from accounts receivable to contract assets as of December 30, 2017 due to the adoption of ASU 2014-09, offset by normal business operations for the three months ended March 30, 2018.  The decrease in contract liabilities was primarily related to normal business operations for the three months ended March 30, 2018.

Contract Accounting

The Company enters into contracts with its clients that contain various types of pricing provisions, including fixed price, time-and-materials, unit-based and service related provisions.  The Company recognizes revenues in accordance with Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customer, codified as ASC Topic 606 and the related amendments (“ASC 606”).  As such, the Company identifies a contract with a customer, identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to each performance obligation in the contract and recognizes revenues when (or as) the Company satisfies a performance obligation.

The following table reflects the Company’s two reportable segments and the types of contracts that each most commonly enters into for revenue generating activities.

Segment	Contract Type	Revenue Recognition Method
	Time-and-materials	Time-and-materials
Energy	Unit-based	Unit-based
	Software license	Unit-based
	Fixed price	Percentage-of-completion
	Time-and-materials	Time-and-materials
Engineering and Consulting	Unit-based	Unit-based
	Fixed price	Percentage-of-completion
	Service-related	Proportional performance

Revenue on the vast majority of the Company’s contracts will continue to be recognized over time because of the continuous transfer of control to the customer.  Revenue on fixed price contracts is recognized on the percentage-of-completion method based generally on the ratio of direct costs incurred to date to estimated total direct costs at completion.  Many of the Company’s fixed price contracts involve a high degree of subcontracted fixed price effort and are relatively short in duration, thereby lowering the risks of not properly estimating the percent complete.  Revenue on time-and-materials and unit-based contracts is recognized as the work is performed in accordance with the specific rates and terms of the contract.  The Company recognizes revenues for time-and-materials contracts based upon the actual hours incurred during a reporting period at contractually agreed upon rates per hour and also includes in revenue all reimbursable costs incurred during a reporting period.  Certain of the Company’s time-and-materials contracts are subject to maximum contract values and, accordingly, when revenue is expected to exceed the maximum contract value, these contracts are generally recognized under the percentage-of-completion method, consistent with fixed price contracts.  For unit-based contracts, the Company recognizes the contract price of units of a basic production product as revenue when the production product is delivered during a period.  Revenue recognition for software licenses issued by the Energy segment is generally recognized at a point in time, utilizing the unit-based revenue recognition method, upon acceptance of the software by the customer and in recognition of the fulfillment of the performance obligation.  Certain additional performance obligations beyond the base software license may be separated from the gross license fee and amortized over time.  Revenue for amounts that have been billed but not earned is deferred, and such deferred revenue is referred to as contract liabilities in the accompanying condensed consolidated balance sheets.

To determine the proper revenue recognition method for contracts, the Company evaluates whether two or more contracts should be combined and accounted for as one single contract and whether the combined contract should be accounted for as one performance obligation.  With respect to the Company’s contracts, it is rare that criteria for a single performance obligation are present.  This evaluation requires significant judgment and the decision to combine a group of contracts or separate a single contract into multiple performance obligations could change the amount of revenue and profit recorded in a given period.  Contracts are considered to have a single performance obligation if the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts, which is mainly because the Company provides a significant service of integrating a complex set of tasks and components into a single project or capability.  The Company may enter into certain contracts, which include separate phases or elements.  If each phase or element is negotiated separately based on the technical resources required and/or the supply and demand for the services being provided, the Company evaluates if the contracts should be segmented.  If certain criteria are met, the contracts would be segmented which could result in revenues being assigned to the different elements or phases with different rates of profitability based on the relative value of each element or phase to the estimated total contract revenue.

Contracts that cover multiple phases or elements of the project or service lifecycle (development, construction and maintenance and support) may be considered to have multiple performance obligations even when they are part of a single contract.  For contracts with multiple performance obligations, the Company allocates the transaction price to each performance obligation using the best estimate of the standalone selling price of each distinct good or service in the contract.  In cases where the Company does not provide the distinct good or service on a standalone basis, the primary method used to estimate standalone selling price is the expected cost plus a margin approach, under which the Company forecasts the Company’s expected costs of satisfying a performance obligation and then add an appropriate margin for the distinct good or service.

The Company provides quality of workmanship warranties to customers that are included in the sale and are not priced or sold separately or do not provide customers with a service in addition to assurance of compliance with agreed-upon specifications and industry standards.  The Company does not consider these types of warranties to be separate performance obligations.

In some cases, the Company has a Master Service or blanket agreement with a customer under which each task order releases the Company to perform specific portions of the overall scope in the service contract and is typically accounted for as a separate contract because the task order establishes the enforceable rights and obligations, and payment terms.

Under ASC 606, variable consideration should be considered when determining the transaction price and estimates should be made for the variable consideration component of the transaction price, as well as assessing whether an estimate of variable consideration is constrained.  For certain of the Company’s contracts, variable consideration can arise from modifications to the scope of services resulting from unapproved change orders or customer claims.  Variable consideration is included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved.  The Company estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on assessments of legal enforceability, the Company’s performance, and all information (historical, current and forecasted) that is reasonably available to the Company.

Due to the nature of the work required to be performed on many of the Company’s performance obligations, the estimation of total revenue and cost at completion is complex, subject to many variables and requires significant judgment.  As a significant change in one or more of these estimates could affect the profitability of the Company’s contracts, the Company reviews and updates the Company’s contract-related estimates regularly through a Company-wide disciplined project review process in which management reviews the progress and execution of the Company’s performance obligations and the estimate at completion (EAC).  As part of this process, management reviews information including, but not limited to, any outstanding key contract matters, progress towards completion and the related program schedule and the related changes in estimates of revenues and costs.  Management must make assumptions and estimates regarding labor productivity and availability, the complexity of the work to be performed, the cost and availability of materials, the performance of subcontractors, and the availability and timing of funding from the customer, amount other variables.

The Company recognizes adjustments in estimated profit on contracts under the cumulative catch-up method.  Under this method, the impact of the adjustment on profit recorded to date is recognized in the period the adjustment is identified.  Revenue and profit in future periods of contract performance is recognized using the adjusted estimate.  If at any time the estimate of contract profitability indicates an anticipated loss on the contract, the Company recognizes the full amount of estimated loss in the period it is identified.

Contracts are often modified to account for changes in contract specifications and requirements.  The Company considers contract modifications to exist when the modification either creates new rights or obligations or changes the existing enforceable rights or obligations.  Most of the Company’s contract modifications are for goods or services that are not distinct from existing contracts due to the significant integration provided in the context of the contract and are accounted for as if they were part of the original contract.  The effect of a contract modification that is not distinct from the existing contract on the transaction price and the Company’s measure of progress for the performance obligation to which it relates, is recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) on a cumulative catch-up basis.

For contract modifications that result in the promise to deliver goods or services that are distinct from the existing contract and the increase in price of the contract is for the same amount as the standalone selling price of the additional goods or services included in the modification, the Company accounts for such contract modifications as a separate contract.

The Company includes claims to vendors, subcontractors and others as a receivable and a reduction in recognized costs when enforceability of the claim is established by the contract and the amounts are reasonably estimable and probable of being recovered.  The amounts are recorded up to the extent of the lesser of the amounts management expects to recover or to costs incurred.

Billing practices are governed by the contract terms of each project based upon costs incurred, achievement of milestones or pre-agreed schedules. Billings do not necessarily correlate with revenue recognized using the cost-to-cost method of revenue recognition.

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

Retainage, included in contract assets, represents amounts withheld from billings to the Company’s clients pursuant to provisions in the contracts and may not be paid to us until the completion of specific tasks or the completion of the project and, in some instances, for even longer periods.  At March 30, 2018 and December 29, 2017, the Company included retainage of approximately $8.1 million and $8.6 million, respectively, within contract assets.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash, cash equivalents, accounts receivable, contract assets, other receivables, prepaid expenses and other current assets, accounts payable, accrued liabilities, contingent consideration and contract liabilities, and approximate their fair values because of the relatively short period of time between the origination of these instruments and their expected realization or payment.  The carrying amounts of debt obligations and contingent consideration approximate their fair values since the terms are comparable to terms currently offered by local lending institutions for loans of similar terms to companies with comparable credit risk.

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

Liquidity

As of March 30, 2018, the Company had $5.4 million of cash and cash equivalents.  The Company’s primary source of liquidity is cash generated from operations.  The Company also has a revolving line of credit with BMO Harris Bank, N.A. (“BMO”), which matures on January 20, 2020 (see Note 7).  The Company believes that its cash and cash equivalents on hand, cash generated by operating activities and funds available under its line of credit (if needed and if available) will be sufficient to finance its operating activities for at least the next 12 months.

Adoption of New Accounting Standards

On December 30, 2017, the Company adopted ASC 606 using the modified retrospective method applied to those contracts which were not completed as of December 29, 2017. Results for operating periods beginning after December 30, 2017 are presented under ASC 606, while comparative information has not been restated and continues to be reported in accordance with the accounting standards in effect for those periods.

The Company recognized the cumulative effect of initially applying ASC 606 as an adjustment to retained earnings in the balance sheet as of December 30, 2017 as follows:

	Balance at	Adjustments	Balance at
	December 29,	Due to	December 30,
	2017	ASC 606	2017
Assets
Accounts receivable, net of allowance for doubtful accounts	$38,441,000	(8,560,000)	$29,881,000
Contract assets	24,732,000	9,328,000	34,060,000

Liabilities
Deferred income taxes, net	2,463,000	(215,000)	2,248,000

Equity
Retained earnings	$19,588,000	553,000	$20,141,000

The impact of adoption on the Company’s condensed consolidated balance sheet and cash flows for the period ended March 30, 2018 was as follows:

	For the period March 30, 2018
	As	Balances Without	Effect of Change
	Reported	Adoption of ASC 606	Higher/(Lower)
Assets
Accounts receivable, net of allowance for doubtful accounts	$20,598,000	28,718,000	$(8,120,000)
Contract assets	$42,296,000	33,549,000	$8,747,000

Liabilities
Deferred income taxes, net	2,552,000	2,750,000	(198,000)

Equity
Retained earnings	$22,344,000	21,915,000	$429,000
		.
	For the period March 30, 2018
	As	Balances Without	Effect of Change
	Reported	Adoption of ASC 606	Higher/(Lower)
Cash flows from operating activities
Accounts receivable, net of allowance for doubtful accounts	$17,747,000	9,627,000	$8,120,000
Contract assets	(16,796,000)	(8,676,000)	(8,120,000)
Total cash flows used in operating activities	$951,000	951,000	$0

The impact of adoption on the Company’s opening balance sheet was primarily related to deferred revenues and unrecognized license renewals associated with software license agreements currently in force reclassified to retained earnings, net of the deferred income tax impact and reclassification of amounts between accounts receivable net of allowance for doubtful accounts and contract assets based on whether an unconditional right to consideration has been established or not.  The impact of adoption on the Company’s statement of operations was not material for the period ended March 30, 2018.

The impact of adoption on the Company’s balance sheet was primarily related to conforming the Company’s software license contracts recorded over time based on previously acceptable methods to recognizing the full amount of most non-cancellable software licenses upon acceptance of the software by the customer.

Recent Accounting Pronouncements

Revenue Recognition

Effective December 30, 2017, the Company adopted ASU 2014-09 using the modified retrospective approach.  The adoption of ASU 2014-09 did not have a material impact on the Company’s condensed consolidated financial statements.

In 2017, the Company established an implementation team, which included senior managers from its finance and accounting group.  The implementation team evaluated the impact of adopting ASU 2014-09 on the Company’s contracts expected to be uncompleted as of December 30, 2017 (the date of adoption).  The evaluation included reviewing the Company’s accounting policies and practices to identify differences that would result from applying the requirements of the new standard.  The Company identified and made changes to its processes, systems and controls to support recognition and disclosure under the new standard.  The implementation team worked closely with various professional consultants and attended several formal conferences and seminars to conclude on certain interpretative issues.

The Company recognizes engineering and consulting contract revenue over time using the percentage of completion method, based primarily on contract cost incurred to date compared to total estimated contract cost.  Revenue on the vast majority of the Company’s contracts will continue to be recognized over time because of the continuous transfer of control to the customer.  Revenue recognition for software licenses issued by the Energy segment is recognized at a point in time, upon acceptance of the software by the customer and in recognition of the fulfillment of the performance obligation.  Certain additional performance obligations beyond the base software license may be separated from the gross license fee and amortized over time.

Statement of Cash Flows

In August 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-15, Statement of Cash Flows: Clarification of Certain Cash Receipts and Cash Payments, which eliminates the diversity in practice related to the classification of certain cash receipts and payments in the statement of cash flows, by adding or clarifying guidance on eight specific cash flow issues.  ASU 2016-15 is effective for annual and interim reporting periods beginning after December 15, 2017 and early adoption is permitted.  ASU 2016-15 provides for retrospective application for all periods presented.  Effective December 30, 2017, the Company adopted ASU 2016-15 and the impact did not have a material effect on the Company’s condensed consolidated financial statements.

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  The FASB issued this update to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  The updated guidance is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years.  Early adoption of the update is permitted.  The Company is evaluating the impact of the adoption of this update on its consolidated financial statements and related disclosures.  The Company has developed a detailed plan to implement the new standard and, through a cross functional team, is assessing contractual arrangements that may qualify as leases under the new standard.  The impact of the new standard will be an increase to right of use assets and lease liabilities on the Company’s consolidated balance sheet, primarily as a result of operating leases currently not recognized on the balance sheet.

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

2.BUSINESS COMBINATIONS

Acquisition of Integral Analytics

On July 28, 2017, the Company and the Company’s wholly-owned subsidiary, WES, acquired all of the outstanding shares of Integral Analytics, Inc. (“Integral Analytics”), a data analytics and software company, pursuant to the Stock Purchase Agreement, dated July 28, 2017 (the “Purchase Agreement”), by and among Willdan Group, WES, Integral Analytics, the stockholders of Integral Analytics (the “IA Stockholders”) and the Sellers’ Representative (as defined therein).  The Company believes the addition of Integral Analytics’ capabilities will improve the ability to target locational energy savings and microgrids and can provide a clear technical advantage on energy programs.

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

The acquisition was accounted for as a business combination in accordance with ASC 805.  Under ASC 805, the Company recorded the acquired assets and assumed liabilities at their estimated fair value with the excess allocated to goodwill.  Goodwill represents the value the Company expects to achieve through the operational synergies and the expansion into new markets.  The Company estimates that the entire $15.9 million of goodwill resulting from the acquisition will be tax deductible.  Consideration for the acquisition includes the following preliminary information:

Integral Analytics
Cash paid	$15,000,000
Other payable for working capital adjustment	113,000
Issuance of common stock	3,100,000
Contingent consideration	5,600,000
Total consideration	$23,813,000

The following table summarizes the preliminary amounts for the acquired assets recorded at their estimated fair value as of the acquisition date:

Integral Analytics
Current assets	$626,000
Non-current assets	2,000
Cash	397,000
Property, plant and equipment	5,000
Liabilities	(946,000)
Customer relationships	1,200,000
Tradename	990,000
Developed technology	3,410,000
In-process technology	2,220,000
Goodwill	15,909,000
Net assets acquired	$23,813,000

The following unaudited pro forma financial information for the three months ended March 30, 2018 and March 31, 2017 assumes that acquisition of all the outstanding shares of Integral Analytics occurred on December 31, 2016 as follows:

	Three months ended
	March 30,	March 31,
In thousands (except per share data)	2018	2017
Pro forma revenue	$54,595	$69,279

Pro forma income from operations	1,974	1,087
Pro forma net income	$2,218	$1,459

Earnings per share:
Basic	$0.25	$0.18
Diluted	$0.24	$0.16

Weighted average shares outstanding:
Basic	8,753	8,281
Diluted	9,185	8,854

This pro forma supplemental information does not purport to be indicative of what the company’s operating results would have been had this transaction occurred on December 31, 2016 and may not be indicative of future operating results.

During the three months ended March 30, 2018, the acquisition of all of the outstanding shares of Integral Analytics contributed $0.5 million in revenue and $0.6 million of loss from operations.  There were no acquisition related costs recorded during the three month period ended March 30, 2018.

3.GOODWILL AND OTHER INTANGIBLE ASSETS

As of March 30, 2018, the Company had $37.7 million of goodwill, which primarily relates to the Energy reporting segment and the acquisitions of substantially all of the assets of Genesys and 360 Energy Engineers, LLC (“360 Energy”) and the acquisitions of Integral Analytics and Abacus Resource Management Company (“Abacus”).  The remaining goodwill relates to the Engineering and Consulting reporting segment and the acquisition of Economists.com, LLC.  The changes in the carrying value of goodwill by reporting unit for the three months ended March 30, 2018 were as follows:

	December 29,	Additions /	March 30,
Reporting Unit	2017	Adjustments	2018
Energy	$37,435,000	$(470,000)	$36,965,000
Engineering and Consulting	749,000	—	749,000
	$38,184,000	$(470,000)	$37,714,000

The gross amounts and accumulated amortization of the Company’s acquired identifiable intangible assets with finite useful lives as of March 30, 2018 included in other intangible assets, net in the accompanying condensed consolidated balance sheets, were as follows:

	March 30, 2018		December 29, 2017
	Gross	Accumulated	Gross	Accumulated	Amortization
	Amount	Amortization	Amount	Amortization	Period (yrs)
Backlog	$1,398,000	$1,077,000	$1,398,000	$989,000			5.0
Tradename	3,729,000	2,255,000	3,779,000	2,050,000	2.5	-	6.0
Non-compete agreements	1,331,000	816,000	1,331,000	745,000			4.0
Developed Technology	3,410,000	284,000	2,760,000	144,000			8.0
In-process Research & Technology	2,220,000	—	1,650,000	—			10.0
Customer relationships	4,460,000	1,458,000	4,960,000	1,284,000	5.0	-	8.0
	$16,548,000	$5,890,000	$15,878,000	$5,212,000

The Company’s amortization expense for acquired identifiable intangible assets with finite useful lives was $0.7 million for the fiscal three months ended March 30, 2018 as compared to $0.5 million for the fiscal three months ended March 31, 2017.  Estimated amortization expense for acquired identifiable intangible assets for the remainder of fiscal year 2018 is $2.2 million and the succeeding years are as follows:

Fiscal year:
2019	$2,050,000
2020	1,637,000
2021	1,072,000
2022	963,000
2023	894,000
Thereafter	1,874,000
$8,490,000

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

The following table sets forth the number of weighted-average common shares outstanding used to compute basic and diluted EPS:

	Three months ended
	March 30,	March 31,
	2018	2017
Net income	$2,203,000	$2,641,000
Weighted-average common shares outstanding	8,753,000	8,281,000
Effect of dilutive stock options and restricted stock awards	432,000	573,000
Weighted-average common shares outstanding-diluted	9,185,000	8,854,000
Earnings per share:
Basic	$0.25	$0.32
Diluted	$0.24	$0.30

For the three months ended March 30, 2018, 209,000 options were excluded from the calculation of dilutive potential common shares, as compared to 10,000 options for the three months ended March 31, 2017.  These options were not included in the computation of dilutive potential common shares because the assumed proceeds per share exceeded the average market price per share for the 2018 and 2017 periods.  Accordingly, the inclusion of these options would have been anti-dilutive.

5.EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

Equipment and leasehold improvements consist of the following:

	March 30,	December 29,
	2018	2017
Furniture and fixtures	$3,070,000	$3,011,000
Computer hardware and software	8,481,000	8,355,000
Leasehold improvements	1,138,000	1,121,000
Equipment under capital leases	1,247,000	1,095,000
Automobiles, trucks, and field equipment	2,038,000	2,100,000
	15,974,000	15,682,000
Accumulated depreciation and amortization	(10,785,000)	(10,376,000)
Equipment and leasehold improvements, net	$5,189,000	$5,306,000

6.ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	March 30,	December 29,
	2018	2017
Accrued bonuses	$53,000	$2,687,000
Accrued interest	5,000	5,000
Paid leave bank	2,730,000	2,533,000
Compensation and payroll taxes	1,153,000	1,859,000
Accrued legal	103,000	103,000
Accrued workers’ compensation insurance	148,000	305,000
Accrued rent	197,000	192,000
Employee withholdings	1,246,000	1,812,000
Client deposits	108,000	92,000
Accrued subcontractor costs	10,687,000	13,103,000
Other	166,000	602,000
Total accrued liabilities	$16,596,000	$23,293,000

7.DEBT

Total debt obligations consist of the following:

	March 30,	December 29,
	2018	2017
Outstanding borrowings on revolving credit facility	$2,500,000	$2,500,000
Deferred purchase price for the acquisition of substantially all of the assets of Genesys, bearing interest at 0.650%, payable in monthly principal and interest installments of $191,667 through March 2018.	—	383,000
Total debt obligations	2,500,000	2,883,000
Less current portion	—	383,000
Debt obligations, less current portion	$2,500,000	$2,500,000

Credit Facility

On January 20, 2017, the Company and each of its subsidiaries, as guarantors (the “Guarantors”), entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with BMO as lender.  The Credit Agreement amended and extended the Company’s prior credit agreement with BMO, which was set to mature on March 24, 2017.  The Credit Agreement provides for a $35.0 million revolving line of credit, including a $10.0 million standby letter of credit sub-facility, and matures on January 20, 2020.  Subject to satisfying certain conditions described in the Credit Agreement, the Company may request that BMO increase the aggregate amount under the revolving line of credit by up to $25.0 million, for a total facility size of $60.0 million; however, BMO is not obligated to do so.  Unlike the prior credit agreement with BMO, the revolving line of credit is no longer subject to a borrowing base limitation and the Credit Agreement no longer includes a delayed draw term loan facility.

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

As of March 30, 2018, the Company was in compliance with the financial covenants under the Credit Agreement.

Deferred Purchase Price

The Asset Purchase and Merger Agreement for the acquisition of substantially all of the assets of Genesys dated March 4, 2016, included deferred payments to Messrs. Braun and Mineo in the amount of $2.3 million (“Deferred Payments”), each.   The Deferred Payments were paid in twenty-four (24) equal monthly installments in the amount of $95,834, inclusive of interest at the rate of 0.65% per annum.   Payments commenced on April 4, 2016 and concluded on March 4, 2018.  From issuance through March 30, 2018, the Company made payments of $4.6 million inclusive of interest and, as of March 30, 2018, there were no outstanding balances for either Messrs. Braun or Mineo.

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

The Company has a discretionary bonus plan for regional managers, division managers and others as determined by the president and chief executive officer of the Company.  Bonuses are awarded if certain financial goals are achieved.  The financial goals are not stated in the plan; rather they are judgmentally determined each year.  In addition, the board of directors may declare discretionary bonuses to key employees and all employees are eligible for bonuses for outstanding performance.  The Company’s compensation committee of the board of directors determines the compensation of the president and chief executive officer and other executive officers.

Post-Employment Health Benefits

In May 2006, the Company’s board of directors approved providing lifetime health insurance coverage for Win Westfall, the Company’s former chief executive officer and former member of the board of directors, and his spouse and for Linda Heil, the widow of the Company’s former chief executive officer, Dan Heil.  These benefits relate to past services provided to the Company.  Accordingly, there is no unamortized compensation cost for the benefits.

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

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law, which, among other items, lowered the U.S. corporate tax rate from 35% to 21%, effective January 1, 2018.  Shortly after the Tax Act was enacted, the SEC issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) to address the application of GAAP and direct taxpayers to consider the impact of the Tax Act as “provisional” when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for the change in tax law.  SAB 118 provided a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740.  As of March 30, 2018, the Company has not yet completed its accounting for the income tax effects of the Tax Act, and although the Company does not believe there will be any material adjustments in subsequent reporting periods, the ultimate impact may differ from the provisional amounts, due to, among other things, the limitation on the deductibility of certain executives’ compensation pursuant to Section 162(m) of the Internal Revenue Code, and a detailed evaluation of the contractual terms of the Company’s fourth quarter 2017 capital additions to determine whether they qualify for the 100% expensing pursuant to the Tax Act.  There have not been any revisions to previously estimated amounts during the three month period ended March 30, 2018, and the Company expects its accounting to be complete when the 2017 U.S. corporate income tax return is filed in 2018.

During each fiscal year, management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize existing deferred tax assets.  For fiscal year 2017, the Company ultimately determined that it was more-likely-than-not that the entire California net operating loss will not be utilized prior to expiration.  Significant pieces of objective evidence evaluated included the Company’s history of utilization of California net operating losses in prior years for each of its subsidiaries, as well as the Company’s forecasted amount of net operating loss utilization for certain members of the combined group.  As a result, the Company recorded a valuation allowance in the amount of $87,000 at the end of fiscal year 2017 related to California net operating losses.  There was no change to the valuation allowance during the three month period ended March 30, 2018.

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

The Company recognizes the tax benefit from uncertain tax positions if it is more likely than not that the tax positions will be sustained on examination by the tax authorities, based on the technical merits of the position.  The tax benefit is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.  The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.  As of March 30, 2018, the Company recorded a liability of $0.4 million for uncertain tax positions related to miscellaneous tax deductions taken in open tax years.  Included in this amount are $0.4 million of tax benefits that, if recognized, would affect the effective tax rate.  No interest and penalties have been recorded related to unrecognized tax benefits as of March 30, 2018.

Based on management’s estimates and determination of an effective tax rate for the year, the Company recorded an income tax benefit of $242,000 for the three months ended March 30, 2018, as compared to an income tax benefit of $673,000 for the three months ended March 31, 2017, respectively.  During the three months ended March 30, 2018, the difference between the effective tax rate and the federal statutory rate is primarily attributable to tax deductions related to Section 179D deductions.  In accordance with ASU 2016-09 (see Note 1 “Basis of Presentation, Organization and Operations of the Company”), the income tax benefit related to Section 179D deductions has been included as a reduction of 48.1% to the Company’s effective tax rate for the three months ended March 30, 2018.  The effective tax rate also varies from the federal statutory rate due to the impact of state income tax expense and certain expenses that are non-deductible for tax purposes, including meals and entertainment, compensation expense related to employee stock purchase and incentive stock options.

The Company has been notified that its tax return for the fiscal year ended December 30, 2016 will be examined by the Internal Revenue Service.  The Company has not determined the impact of such examination due to the examination process having not yet commenced.

10.SEGMENT INFORMATION

During the three months ended March 30, 2018, the Company revised its segment reporting to conform to changes in its internal management reporting.  Segment information has been revised for comparison purposes for all periods presented in the condensed consolidated financial statements.  As a result, beginning with the three months ended March 30, 2018, the Company’s two segments are Energy and Engineering and Consulting, and the Company’s chief operating decision maker, which continues to be our chief executive officer, receives and reviews financial information in this format.

The Company’s principal segment, Energy, which consists of WES, remains unchanged and provides energy efficiency consulting services to utilities, state agencies, municipalities, private industry and non-profit organizations.  The Engineering and Consulting segment, which consists of Willdan Engineering, Willdan Infrastructure, Public Agency Resources, Willdan Financial Services and Willdan Homeland Solutions is a combination of the Company’s remaining previously reported segments, which were the Engineering Services segment, Public Finance Services segment and Homeland Security Services segment.  The former Public Finance Services segment and former Homeland Security Services segment represent an insignificant portion of the Engineering and Consulting segment.  The Engineering and Consulting segment offers a broad range of engineering and planning services to the Company’s public and private sector clients, expertise and support for the various financing techniques employed by public agencies to finance their operations and infrastructure along with the mandated reporting and other requirements associated with these financings, and national preparedness, homeland security consulting, public safety and emergency response services to cities, related municipal service agencies and other entities.

The accounting policies applied to determine the segment information are the same as those described in the summary of significant accounting policies included in the Company’s Annual Report on Form 10-K for the year ended December 29, 2017.  There were no intersegment sales in the three month periods ended March 30, 2018 and March 31, 2017.  The Company’s chief operating decision maker evaluates the performance of each segment based upon income or loss from operations before income taxes.  Certain segment asset information including expenditures for long-lived assets has not been presented as it is not reported to or reviewed by the chief operating decision maker.  In addition, enterprise-wide service line contract revenue is not included as it is impracticable to report this information for each group of similar services.

Financial information with respect to the reportable segments as of and for the fiscal three months ended March 30, 2018 and as of and for the fiscal three months ended March 31, 2017 is as follows:

		Engineering	Unallocated		Consolidated
	Energy	& Consulting	Corporate	Intersegment	Total
Fiscal Three Months Ended March 30, 2018
Contract revenue	$37,332,000	$17,263,000	$—	$—	$54,595,000
Segment profit (loss) before income tax expense	263,000	1,887,000	(189,000)	—	1,961,000
Net income (loss)	296,000	2,120,000	(213,000)	—	2,203,000
Segment assets(1)	61,625,000	18,540,000	70,947,000	(23,130,000)	127,982,000
Fiscal Three Months Ended March 31, 2017
Contract revenue	$50,114,000	$18,237,000	$—	$—	$68,351,000
Segment profit (loss) before income tax expense	283,000	2,151,000	(466,000)	—	1,968,000
Net income (loss)	379,000	2,887,000	(625,000)	—	2,641,000
Segment assets(1)	74,185,000	19,689,000	45,280,000	(23,130,000)	116,024,000

(1)	Segment assets represent segment assets, net of intercompany receivables.

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

12. SUBSEQUENT EVENTS

On April 30, 2018, the Company, through its wholly-owned subsidiary, WES, acquired all of the outstanding equity interests of Newcomb Anderson McCormick, Inc. (“NAM”).  NAM is an energy engineering and consulting company with offices in San Francisco and Los Angeles that provides clients with mechanical engineering expertise and comprehensive energy efficiency programs and services.  Pursuant to the terms of the Stock Purchase Agreement, dated April 30, 2018, by and among the Company, WES and NAM, WES will pay NAM shareholders a maximum purchase price of up to $4.0 million, subject to potential earn-out payments, to be paid in cash.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a provider of professional technical and consulting services to utilities, private industry and public agencies at all levels of government.  We enable our clients to realize cost and energy savings by providing a wide range of specialized services.  We assist our clients with a broad range of complementary services relating to:

•	Energy; and

•	Engineering and Consulting.

We operate our business through a nationwide network of offices in Arizona, California, Connecticut, Colorado, Florida, Illinois, Kansas, Nevada, New Jersey, New York, Ohio, Oregon, Texas, Utah, Washington and Washington, DC.  As of March 30, 2018, we had 871 employees which include licensed engineers and other professionals.

We seek to establish close working relationships with our clients and expand the breadth and depth of the services we provide to them over time.  Our business with public and private utilities is concentrated primarily in California and New York, but we also have business with utilities in other states.  We currently serve more than 25 major utility customers across the country.  Our business with public agencies is concentrated in California, New York and Arizona.  We provide services to many of the cities and counties in California.  We also serve special districts, school districts, a range of public agencies and private industry.

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

During the three months ended March 30, 2018, we revised our segment reporting to conform to changes in our internal management reporting. Segment information has been revised for comparison purposes for all periods presented in the condensed consolidated financial statements.  For additional information regarding the changes to the reportable segments, see Note 10 “Segment Information” of the notes to our condensed consolidated financial statements included elsewhere in this report.  We consist of a group of wholly-owned companies that operate within the following segments for financial reporting purposes:

Energy.   Our Energy segment consists of the business of our subsidiary, Willdan Energy Solutions (“WES”), which offers energy efficiency and sustainability consulting services to utilities, public agencies and private industry under a variety of business names, including Willdan Lighting and Electric, Abacus Resource Management, 360 Energy Engineers, Genesys Engineering and Integral Analytics.  This segment is currently our largest segment based on contract revenue, representing approximately 68.4% and 73.3% of our consolidated contract revenue for the three months ended March 30, 2018 and March 31, 2017, respectively.

Engineering and Consulting.    Our Engineering and Consulting segment includes the operations of our subsidiaries, Willdan Engineering, Willdan Infrastructure, Public Agency Resources, Willdan Financial Services and Willdan Homeland Solutions.  Willdan Engineering provides civil engineering‑related construction management, building and safety, city engineering, city planning, geotechnical, material testing and other engineering consulting services to our clients.  Willdan Infrastructure, which was launched in fiscal year 2013, provides engineering services to larger rail, port, water, mining and other civil engineering projects.  Public Agency Resources primarily provides staffing to Willdan Engineering.  Willdan Financial Services, provides economic and financial consulting to public agencies.  Willdan Homeland Solutions, provides national preparedness and interoperability services and communications and technology solutions.  Contract revenue for the Engineering and Consulting segment represented approximately 31.6% and 26.7% of our consolidated contract revenue for the three months ended March 30, 2018 and March 31, 2017, respectively.

Components of Revenue and Expense

Contract Revenue

We generally provide our services under contracts, purchase orders or retainer letters.  The agreements we enter into with our clients typically incorporate one of four principal types of pricing provisions: time-and-materials, unit-based, fixed price and service-related contracts.  Revenue on our time-and-materials and unit-based contracts are recognized as the work is performed in accordance with specific terms of the contract.  Approximately 28% of our contracts are unit-based contracts and approximately 22% of our contracts are time-and-materials contracts.  Some of these contracts include maximum contract prices, but contract maximums are often adjusted to reflect the level of effort to achieve client objectives, and thus the majority of these contracts are not expected to exceed the maximum.  Contract revenue on our fixed price contracts is determined on the percentage of completion method based generally on the ratio of direct costs incurred to date to estimated total direct costs at completion.  Many of our fixed price contracts involve a high degree of subcontracted fixed price effort and are relatively short in duration, thereby lowering the risks of not properly estimating the percent complete.  Our service-related contracts, including operations and maintenance services and a variety of technical assistance services, are accounted for over the period of performance, in proportion to the cost of performance.

Adjustments to contract cost estimates are made in the periods in which the facts requiring such revisions become known.  When the revised estimate indicates a loss, such loss is recognized in the current period in its entirety.  Claims and change orders that have not been finalized are evaluated to determine whether or not a change has occurred in the enforceable rights and obligations of the original contract.  If these non-finalized changes qualify as a contract modification, a determination is made whether to account for the change in contract value as a modification to the existing contract, or a separate contract and revenue under the claims or change orders is recognized accordingly.  Costs related to un-priced change orders are expensed when incurred, and recognition of the related revenue is based on the assessment above of whether or not a contract modification has occurred.  Estimated profit for un‑priced change orders is recognized only if collection is probable.

Our contracts come up for renewal periodically, and at the time of renewal, may be subject to renegotiation, which could impact the profitability on that contract.  In addition, during the term of a contract, public agencies may request additional or revised services which may impact the economics of the transaction.  Most of our contracts permit our clients, with prior notice, to terminate the contracts at any time without cause.  While we have a large volume of contracts, the renewal, termination or modification of a contract, in particular contracts with Consolidated Edison of New York, Inc. and the Dormitory Authority-State of New York (“DASNY”), may have a material effect on our consolidated operations.

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

Critical Accounting Policies

This discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).  To prepare these financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses in the reporting period.  Our actual results may differ from these estimates.  We have provided a summary of our significant accounting policies in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 29, 2017.  We describe below those accounting policies that require material subjective or complex judgments and that have the most significant impact on our financial condition and results of operations.  Our management evaluates these estimates on an ongoing basis, based upon information currently available and on various assumptions management believes are reasonable as of the date of this report.

Contract Accounting

We enter into contracts with our clients that contain various types of pricing provisions, including fixed price, time-and-materials, unit-based and service related provisions.  We recognize revenues in accordance with ASU 2014-09, Revenue from Contracts with Customer, codified as ASC Topic 606 and the related amendments (“ASC 606”).  As such, we identify a contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to each performance obligation in the contract and recognize revenue when (or as) we satisfy a performance obligation.

The following table reflects our four reportable segments and the types of contracts that each most commonly enters into for revenue generating activities.

Segment	Contract Type	Revenue Recognition Method
	Time-and-materials	Time-and-materials
Energy	Unit-based	Unit-based
	Software license	Unit-based
	Fixed price	Percentage-of-completion
	Time-and-materials	Time-and-materials
Engineering and Consulting	Unit-based	Unit-based
	Fixed price	Percentage-of-completion
	Service-related	Proportional performance

Revenue on the vast majority of our contracts will continue to be recognized over time because of the continuous transfer of control to the customer.  Revenue on fixed price contracts is recognized on the percentage-of-completion method based generally on the ratio of direct costs incurred to date to estimated total direct costs at completion.  Revenue on time-and-materials and unit-based contracts is recognized as the work is performed in accordance with the specific rates and terms of the contract.  We recognize revenues for time-and-materials contracts based upon the actual hours incurred during a reporting period at contractually agreed upon rates per hour and also include in revenue all reimbursable costs incurred during a reporting period.  Certain of our time-and-materials contracts are subject to maximum contract values and, accordingly, when revenue is expected to exceed the maximum contract value, these contracts are generally recognized under the percentage-of-completion method, consistent with fixed price contracts.  For unit-based contracts, we recognize the contract price of units of a basic production product as revenue when the production product is delivered during a period.  Revenue recognition for software licenses issued by the Energy segment is generally recognized at a point in time, utilizing the unit-based revenue recognition method, upon acceptance of the software by the customer and in recognition of the fulfillment of the performance obligation.  Certain additional performance obligations beyond the base software license may be separated from the gross license fee and amortized over time.  Revenue for amounts that have been billed but not earned is deferred, and such deferred revenue is referred to as contract liabilities in the accompanying condensed consolidated balance sheets.

To determine the proper revenue recognition method for contracts, we evaluate whether two or more contracts should be combined and accounted for as one single contract and whether the combined contract should be accounted for as one performance obligation.  With respect to our contracts, it is rare that criteria for a single performance obligation are present.  This evaluation requires significant judgment and the decision to combine a group of contracts or separate a single contract into multiple performance obligations could change the amount of revenue and profit recorded in a given period.  Contracts are considered to have a single performance obligation if the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts, which is mainly because we provide a significant service of integrating a complex set of tasks and components into a single project or capability.  We may enter into certain contracts, which include separate phases or elements.  If each phase or element is negotiated separately based on the technical resources required and/or the supply and demand for the services being provided, we evaluate if the contracts should be segmented.  If certain criteria are met, the contracts would be segmented which could result in revenues being assigned to the different elements or phases with different rates of profitability based on the relative value of each element or phase to the estimated total contract revenue.

Contracts that cover multiple phases or elements of the project or service lifecycle (development, construction and maintenance and support) may be considered to have multiple performance obligations even when they are part of a single contract.  For contracts with multiple performance obligations, we allocate the transaction price to each performance obligation using the best estimate of the standalone selling price of each distinct good or service in the contract.  In cases where we do not provide the distinct good or service on a standalone basis, the primary method used to estimate standalone selling price is the expected cost plus a margin approach, under which we forecast our expected costs of satisfying a performance obligation and then add an appropriate margin for the distinct good or service.

We provide quality of workmanship warranties to customers that are included in the sale and are not priced or sold separately or do not provide customers with a service in addition to assurance of compliance with agreed-upon specifications and industry standards.  We do not consider these types of warranties to be separate performance obligations.

In some cases, we have a Master Service or blanket agreement with a customer under which each task order releases us to perform specific portions of the overall scope in the service contract and is typically accounted for as a separate contract because the task order establishes the enforceable rights and obligations, and payment terms.

Under ASC 606, variable consideration should be considered when determining the transaction price and estimates should be made for the variable consideration component of the transaction price, as well as assessing whether an estimate of variable consideration is constrained.  For certain of our contracts, variable consideration can arise from modifications to the scope of services resulting from unapproved change orders or customer claims.  Variable consideration is included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved.  Our estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on assessments of legal enforceability, our performance, and all information (historical, current and forecasted) that is reasonably available to us.

Due to the nature of the work required to be performed on many of our performance obligations, the estimation of total revenue and cost at completion is complex, subject to many variables and requires significant judgment.  As a significant change in one or more of these estimates could affect the profitability of our contracts, we review and update our contract-related estimates regularly through a Company-wide disciplined project review process in which management reviews the progress and execution of our performance obligations and the estimate at completion (EAC).  As part of this process, management reviews information including, but not limited to, any outstanding key contract matters, progress towards completion and the related program schedule and the related changes in estimates of revenues and costs.  Management must make assumptions and estimates regarding labor productivity and availability, the complexity of the work to be performed, the cost and availability of materials, the performance of subcontractors, and the availability and timing of funding from the customer, amount other variables.

We recognize adjustments in estimated profit on contracts under the cumulative catch-up method.  Under this method, the impact of the adjustment on profit recorded to date is recognized in the period the adjustment is identified.  Revenue and profit in future periods of contract performance is recognized using the adjusted estimate.  If at any time the estimate of contract profitability indicates an anticipated loss on the contract, we recognize the total loss in the period it is identified.

Contracts are often modified to account for changes in contract specifications and requirements.  We consider contract modifications to exist when the modification either creates new rights or obligations or changes the existing enforceable rights or obligations.  Most of our contract modifications are for goods or services that are not distinct from existing contracts due to the significant integration provided in the context of the contract and are accounted for as if they were part of the original contract.  The effect of a contract modification that is not distinct from the existing contract on the transaction price and our measure of progress for the performance obligation to which it relates, is recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) on a cumulative catch-up basis.

For contract modifications that result in the promise to deliver goods or services that are distinct from the existing contract and the increase in price of the contract is for the same amount as the standalone selling price of the additional goods or services included in the modification, we account for such contract modifications as a separate contract.

We include claims to vendors, subcontractors and others as a receivable and a reduction in recognized costs when enforceability of the claim is established by the contract and the amounts are reasonably estimable and probable of being recovered.  The amounts are recorded up to the extent of the lesser of the amounts management expects to recover or to costs incurred.

Billing practices are governed by the contract terms of each project based upon costs incurred, achievement of milestones or pre-agreed schedules.  Billings do not necessarily correlate with revenue recognized using the cost-to-cost method of revenue recognition.

Accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts based upon our review of all outstanding amounts on a quarterly basis. Management determines allowances for doubtful accounts through specific identification of amounts considered to be uncollectible and potential write-offs, plus a non-specific allowance for other amounts for which some potential loss has been determined to be probable based on current and past experience.  Our credit risk is minimal with governmental entities and large public utilities, but disputes may arise related to these receivable amounts.  Accounts receivable are written off when deemed uncollectible.  Recoveries of accounts receivable previously written off are recorded when received.  For further information on the types of contracts under which we perform our services, see “Business - Contract Structure” in our Annual Report on Form 10-K for the year ended December 29, 2017.

Goodwill

We test our goodwill at least annually for possible impairment.  We complete our annual testing of goodwill as of the last day of the first month of our fourth fiscal quarter each year to determine whether there is impairment.  In addition to our annual test, we regularly evaluate whether events and circumstances have occurred that may indicate a potential impairment of goodwill.  We did not recognize any goodwill impairment charges during the three months ended March 30, 2018 and March 31, 2017.  We had goodwill of approximately $37.7 million as of March 30, 2018 as the result of our various acquisitions in 2017, 2016 and 2015.

We test our goodwill for impairment at the level of our reporting units, which are components of our operating segments.  In September 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment.  This accounting guidance allows companies to perform a qualitative assessment on goodwill impairment to determine whether a quantitative assessment is necessary.  If a quantitative assessment is warranted, we then determine the fair value of the applicable reporting units.  To estimate the fair value of our reporting units, we use both an income approach based on management’s estimates of future cash flows and other market data and a market approach based upon multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, earned by similar public companies.

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

Inherent in such fair value determinations are significant judgments and estimates, including but not limited to assumptions about our future revenue, profitability and cash flows, our operational plans and our interpretation of current economic indicators and market valuations.  To the extent these assumptions are incorrect or economic conditions that would impact the future operations of our reporting units change, any goodwill may be deemed to be impaired, and an impairment charge could result in a material effect on our financial position or results of operation.  Almost all of our goodwill is contained in our Energy segment, with the remainder in our Engineering and Consulting segment.  At our measurement date, the estimated fair value of our Energy reporting unit exceeded the carrying value.  A reduction in estimated fair value of our Energy reporting unit could result in an impairment charge in future periods.

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

On July 28, 2017, we and WES acquired Integral Analytics, Inc. (“Integral Analytics”), a data analytics and software company.  As of March 30, 2018, we had not yet completed our final estimate of fair value of the assets acquired and liabilities assumed relating to the acquisition of Integral Analytics due to the timing of the transaction and lack of complete information necessary to finalize such estimates of fair value.  Accordingly, we have preliminarily estimated the fair values of the assets acquired and the liabilities assumed and will finalize such fair value estimates within twelve months of the acquisition date.  For further discussion of our acquisition of Integral Analytics, see Note 2 “Business Combinations” of the notes to our condensed consolidated financial statements included elsewhere in this report.

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

On December 22, 2017, the Tax Cut and Jobs Act (the “Tax Act”) was enacted into law, which, among other items, lowered the U.S. corporate tax rate from 35% to 21%, effective January 1, 2018.  Shortly after the Tax Act was enacted, the Securities and Exchange Commission (“SEC”) issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) to address the application of GAAP and direct taxpayers to consider the impact of the Tax Act as “provisional” when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for the change in tax law.  SAB 118 provided a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740.  As of March 30, 2018, we have not yet completed our accounting for the income tax effects of the Tax Act, and although we do not believe there will be any material adjustments in subsequent reporting periods, the ultimate impact may differ from the provisional amounts, due to, among other things, the limitation on the deductibility of certain executives’ compensation pursuant to Section 162(m) of the Internal Revenue Code, and a detailed evaluation of the contractual terms of our fourth quarter 2017 capital additions to determine whether they qualify for the 100% expensing pursuant to the Tax Act.  There have not been any revisions to previously estimated amounts during the three month period ended March 30, 2018, and we expect our accounting to be complete when the 2017 U.S. corporate income tax return is filed in 2018.

During each fiscal year, management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize existing deferred tax assets. For fiscal year 2017, we ultimately determined that it was more-likely-than-not that the entire California net operating loss will not be utilized prior to expiration.  Significant pieces of objective evidence evaluated included our history of utilization of California net operating losses in prior years for each of our subsidiaries, as well as our forecasted amount of net operating loss utilization for certain members of the combined group.  As a result, we recorded a valuation allowance in the amount of $87,000 at the end of fiscal year 2017 related to California net operating losses.  There was no change to the valuation allowance during the three months ended March 30, 2018.

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

We recognize the tax benefit from uncertain tax positions if it is more likely than not that the tax positions will be sustained on examination by the tax authorities, based on the technical merits of the position.  The tax benefit is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.  We recognize interest and penalties related to unrecognized tax benefits in income tax expense.  As of March 30, 2018, we recorded a liability of $0.4 million for uncertain tax positions related to miscellaneous tax deductions taken in open tax years.  Included in this amount are $0.4 million of tax benefits that, if recognized, would affect the effective tax rate.  No interest and penalties have been recorded related to unrecognized tax benefits as of March 30, 2018.

We have been notified that our tax return for the fiscal year ended December 30, 2016 will be examined by the Internal Revenue Service.  We have not determined the impact of such examination due to the examination process having not yet commenced.

Results of Operations

The following table sets forth, for the periods indicated, certain information derived from our consolidated statements of operations expressed as a percentage of contract revenue.  Amounts may not add to the totals due to rounding.

	Fiscal Three Months Ended
	March 30,	March 31,
	2018	2017
Statement of Operations Data:
Contract revenue	100.0%	100.0%
Direct costs of contract revenue (inclusive of directly related depreciation and amortization):
Salaries and wages	20.1	15.8
Subcontractor services and other direct costs	44.1	58.4
Total direct costs of contract revenue	64.2	74.2
General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	18.4	13.6
Facilities and facility related	2.2	1.6
Stock-based compensation	1.9	0.7
Depreciation and amortization	1.9	1.3
Other	7.7	5.7
Total general and administrative expenses	32.2	23.0
Income from operations	3.6	2.9
Other income (expense):
Interest expense, net	—	—
Other, net	—	0.1
Total other (expense) income, net	—	0.1
Income before income taxes	3.6	2.9
Income tax benefit	(0.4)	(1.0)
Net income	4.0%	3.9%

Three Months Ended March 30, 2018 Compared to Three Months Ended March 31, 2017

Contract revenue.    Our contract revenue was $54.6 million for the three months ended March 30, 2018, with $37.3 million attributable to the Energy segment and $17.3 million attributable to the Engineering and Consulting segment.  Consolidated contract revenue decreased $13.8 million, or 20.1%, to $54.6 million for the three months ended March 30, 2018 as compared to $68.4 million for the three months ended March 31, 2017, primarily due to reaching the near completion of a number of our Energy segment projects.

Contract revenue in our Energy segment decreased $12.8 million, or 25.5%, to $37.3 million for the three months ended March 30, 2018 as compared to $50.1 million for the three months ended March 31, 2017.  Contract revenue in our Energy segment primarily decreased as a result of the near completion of a number of our Energy segment projects.  Contract revenue for the Engineering and Consulting segment decreased by $1.0 million, or 5.3%, to $17.3 million, for the three months ended March 30, 2018 as compared to $18.2 million for the three months ended March 31, 2017.  Contract revenue for the Engineering and Consulting segment decreased primarily due to a reduction of Elk Grove projects’ capital improvements and operation and maintenance needs that we outsource to technical experts on an as-needed basis.

Direct costs of contract revenue.    Direct costs of contract revenue were $35.1 million for the three months ended March 30, 2018, with $25.9 million attributable to the Energy segment and $9.2 million attributable to the Engineering and Consulting segment.  Overall, direct costs decreased by $15.6 million, or 30.8%, to $35.1 million for the three months ended March 30, 2018 from $50.7 million for the three months ended March 31, 2017.  This decrease is primarily attributable to reduced pass-through subcontractor expenses related to certain Energy segment projects nearing completion.  Direct costs for the Engineering and Consulting segment decreased $1.0 million, or 10.7%, primarily due to the reduced need of technical expertise relating to Elk Grove projects’ capital improvements and operation and maintenance needs that we outsource to technical experts on an as-needed basis.

Within direct costs of contract revenue, salaries and wages increased by $0.2 million and subcontractor services and other direct costs decreased by $15.8 million.  Within direct costs of contract revenue, salaries and wages increased to 20.1% of contract revenue for the three months ended March 30, 2018 from 15.8% for the three months ended March 31, 2017 and subcontractor services and other direct costs decreased to 44.1% of contract revenue for the three months ended March 30, 2018 from 58.4% of contract revenue for the three months ended March 31, 2017, as a result of reduced pass-through subcontractor expenses related to certain Energy segment projects that are nearing completion.

General and administrative expenses.    General and administrative expenses increased by $1.9 million, or 11.9%, to $17.6 million for the three months ended March 30, 2018 from $15.7 million for the three months ended March 31, 2017.  This was due primarily to an increase of $1.9 million and $0.4 million in general and administrative expenses of the Energy segment and Engineering and Consulting segment, respectively, partially offset by a decrease of $0.4 million in our unallocated corporate expenses.  General and administrative expenses as a percentage of contract revenue increased to 32.2% for the three months ended March 30, 2018 as compared to 23.0% for the three months ended March 31, 2017.  This increase was primarily due to a variety of expense increases relating to auto insurance, new offices for Integral Analytics, Genesys and Willdan, accounting fees related to changes in reporting disclosures, recent tax law changes and segment reporting changes, increased travel and bad debt accrual.

Of the $1.9 million increase in general and administrative expenses, approximately $0.7 million relates to an increase in salaries and wages, payroll taxes and employee benefits, $0.6 million relates to an increase in stock-based compensation expenses, $0.3 million relates to an increase in other general and administrative expenses, $0.2 million relates to an increase in depreciation and amortization expenses and $0.1 million relates to an increase in facilities and facility related expenses.  The increase in salaries and wages, payroll taxes and employee benefits was primarily due to an overall increase in employee head count including employees related to the acquisition of Integral Analytics.  The increase in stock based compensation expenses was primarily due to an increase in the issuance of new stock awards.  The increase in other general and administrative expenses was primarily due to a variety of expense increases relating to auto insurance, accounting fees related to changes in reporting disclosures, recent tax law changes and segment reporting changes, increased travel and bad debt accrual.

Income from operations.   As a result of the above factors, our operating income was $2.0 million for the three months ended March 30, 2018 as compared to operating income of $2.0 million for the three months ended March 31, 2017.  Income from operations as a percentage of contract revenue was 3.6% for the three months ended March 30, 2018, as compared to 2.9% in the prior year period.  The increase in operating margin was primarily due to a decline in our overall revenue base as a result of a reduction in subcontractor services and other direct costs while overall profitability remained relatively flat.

Total other (expense) income, net.    Total other expense, net was $13,000 for the three months ended March 30, 2018, as compared to total other income, net of $4,000 for the three months ended March 31, 2017.

Income tax benefit.    Income tax benefit was $242,000 for the three months ended March 30, 2018, as compared to $673,000 for the three months ended March 31, 2017.  The quarter over quarter decrease of $431,000 in tax benefit, or 64.0%, is due to significant tax deductions related to stock option exercises and an adjustment to a deferred tax asset included in the 2017 provision but not applicable in the 2018 provision.  However, these 2017 provision deductions were partially replaced by deductions attributable to Section 179D enacted during the first quarter of 2018 and expected to be taken on the 2017 tax return when filed.  In addition, the 2018 tax provision reflects a reduction in the corporate tax rate to 21% pursuant to the Tax Act.  During the three months ended March 30, 2018, the difference between the tax benefit recorded and the expense that would be recorded by applying the federal statutory rate is primarily attributable to tax deductions related to Section 179D deductions.  In accordance with ASU 2016-09 (see Note 1 “Basis of Presentation, Organization and Operations of the Company” of the notes to our condensed consolidated financial statements included elsewhere in this report), the income tax benefit related to Section 179D deductions has been included as a reduction of 48.1% to our effective tax rate for the three months ended March 30, 2018.  The effective tax rate also varies from the federal statutory rate due to the impact of state income tax expense and certain expenses that are non-deductible for tax purposes, including meals and entertainment, compensation expense related to our employee stock purchase plan.

Net income.    As a result of the above factors, our net income was $2.2 million for the three months ended March 30, 2018, as compared to net income of $2.6 million for the three months ended March 31, 2017.

Liquidity and Capital Resources

As of March 30, 2018, we had $5.4 million of cash and cash equivalents.  Our cash decreased by $9.1 million since December 29, 2017 primarily due to $3.0 million in bonuses paid and payments of $3.0 million for contingent consideration and on notes payable related to our prior acquisitions.  Our primary source of liquidity is cash generated from operations.  We also have a revolving line of credit with BMO, which matures on January 20, 2020 and provides for a revolving line of credit of up to $35.0 million, including a $10.0 million standby letter of credit sub-facility.  Subject to satisfying certain conditions described in the Amended and Restated Credit Agreement (the “Credit Agreement”), dated January 20, 2017, with BMO, as lender, we may request that BMO increase the aggregate amount under the revolving line of credit by up to $25.0 million, for a total facility size of $60.0 million; however, BMO is not obligated to do so.  We believe that our cash and cash equivalents on hand, cash generated by operating activities and available borrowings under our revolving line of credit will be sufficient to finance our operating activities for at least the next 12 months.

Cash Flows from Operating Activities

Cash flows used in operating activities were $6.7 million for the three months ended March 30, 2018, as compared to cash flows used in operating activities of $1.4 million for the three months ended March 31, 2017.  Cash flows used in operating activities for the three months ended March 30, 2018 resulted primarily from an increase in contract assets, and decreases in accrued liabilities and accounts payable, partially offset by a decrease in accounts receivable and our net income, as adjusted for non-cash activity such as depreciation and amortization and stock based compensation.  The increase in contract assets was a result of significant billing constraints of various contracts.  Cash flows used in operating activities for the three months ended March 31, 2017 resulted primarily from increases in accounts receivable and contract assets as a result of milestone billing arrangements contained in certain contracts that do not allow us to bill until various stages of our work are complete, partially offset by our net income, as adjusted for non-cash activity such as depreciation and amortization and deferred taxes and increases in accrued liabilities and accounts payable.

Cash Flows from Investing Activities

Cash flows used in investing activities were $0.1 million for the three months ended March 30, 2018 as compared to cash flows used in investing activities of $0.6 million for the three months ended March 31, 2017.  The cash flows used in investing activities for the three months ended March 30, 2018 and March 31, 2017 were primarily due to cash paid for the purchase of equipment and leasehold improvements.

Cash Flows from Financing Activities

Cash flows used in financing activities were $2.2 million for the three months ended March 30, 2018 as compared to cash flows used in financing activities of $1.3 million for the three months ended March 31, 2017.  The cash flows used in financing activities for the three months ended March 30, 2018 were primarily attributable to payments of $3.0 million for contingent consideration and on notes payable related to our prior acquisitions, partially offset by $0.9 million in proceeds from stock option exercises and sales of common stock under our employee stock purchase plan.  The cash flows used in financing activities for the three months ended March 31, 2017 were primarily attributable to payments of $2.8 million for contingent consideration and on notes payable related to our previous acquisitions, partially offset by $1.3 million in proceeds from stock option exercises.

Outstanding Indebtedness

BMO Credit Facility.  On January 20, 2017, we and each of our subsidiaries, as guarantors (the “Guarantors”), entered into the Credit Agreement with BMO, as lender.  The Credit Agreement amended and extended our prior credit agreement with BMO, which was set to mature on March 24, 2017.  The Credit Agreement provides for a $35.0 million revolving line of credit, including a $10.0 million standby letter of credit sub-facility, and matures on January 20, 2020.  Subject to satisfying certain conditions described in the Credit Agreement, we may request that BMO increase the aggregate amount under the revolving line of credit by up to $25.0 million, for a total facility size of $60.0 million; however, BMO is not obligated to do so.  Unlike the prior credit agreement with BMO, the revolving line of credit is no longer subject to a borrowing base limitation and the Credit Agreement no longer includes a delayed draw term loan facility.

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

As of March 30, 2018, we were in compliance with all covenants under the Credit Agreement.

Insurance Premiums.  We have also financed, from time to time, insurance premiums by entering into unsecured notes payable with insurance companies.  During our annual insurance renewals in the fourth quarter of our fiscal year ended December 29, 2017, we did not elect to finance our insurance premiums for the upcoming fiscal year.

Contractual obligations

We had no material changes in commitments for long-term debt obligations, operating lease obligations or capital lease obligations as of March 30, 2018, as compared to those disclosed in our table of contractual obligations included in our Annual Report on Form 10-K for the year ended December 29, 2017.

We are obligated to pay earn-out payments in connection with our acquisitions of Integral Analytics and Economists.com, LLC and substantially all of the assets of 360 Energy Engineers, LLC (“360 Energy”).  As of March 30, 2018, we are obligated to pay (i) up to $12.0 million in cash based on future work obtained from the business of Integral Analytics during the three years after the closing of the acquisition, of which $6.0 million is recorded as contingent consideration payable, payable in installments if certain financial targets are met during the three years, (ii) up to $0.2 million in cash, payable in installments, if certain financial targets of our division made up of the assets acquired from, and former employees of, Economists.com, LLC are met during fiscal year 2018 and (iii) up to $1.2 million in cash, payable in installments, if certain financial targets of our divisions made up of the assets acquired from, and former employees of, 360 Energy are met during fiscal year 2018. As of March 30, 2018, we had contingent consideration payable of $7.2 million related to these acquisitions, which includes $0.3 million of accretion (net of fair value adjustments) related to the contingent consideration.

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

Contract Assets and Liabilities

Billing practices are governed by the contract terms of each project based upon costs incurred, achievement of milestones or pre-agreed schedules.  Billings do not necessarily correlate with revenue recognized using the cost-to-cost method of revenue recognition.  Contract assets include unbilled amounts typically resulting from revenue under long-term contracts when the cost-to-cost method of revenue recognition is utilized and revenue recognized exceeds the amount billed to the customer and right to payment is not unconditional.  In addition, contract assets include retainage amounts withheld from billings to our clients pursuant to provisions in our contracts.  Contract liabilities consist of advance payments and billings in excess of revenue recognized and deferred revenue.

The increase in contract assets was primarily attributable to the reclassification of retainage from accounts receivable to contract assets as of December 30, 2017 due to the adoption of ASU 2014-09, offset by normal business operations for the three months ended March 30, 2018.  The decrease in contract liabilities was primarily related to normal business operations for the three months ended March 30, 2018.

Adoption of New Accounting Standards

On December 30, 2017, we adopted ASU 2014-09, Revenue from Contracts with Customers, codified as ASC 606 using the modified retrospective method applied to those contracts which were not completed as of December 29, 2017. Results for operating periods beginning after December 30, 2017 are presented under ASC 606, while comparative information has not been restated and continues to be reported in accordance with the accounting standards in effect for those periods. For a description of our accounting policy resulting from adoption of ASC 606, see Note 1 “Basis of Presentation, Organization and Operations of the Company” of the notes to our condensed consolidated financial statements included elsewhere in this report.

We recognized the cumulative effect of initially applying ASC 606 as an adjustment to retained earnings in the balance sheet as of December 30, 2017 as follows:

	Balance at	Adjustments	Balance at
	December 29,	Due to	December 30,
	2017	ASC 606	2017
Assets
Accounts receivable, net of allowance for doubtful accounts	$38,441,000	(8,560,000)	$29,881,000
Contract assets	24,732,000	9,328,000	34,060,000

Liabilities
Deferred income taxes, net	2,463,000	(215,000)	2,248,000

Equity
Retained earnings	$19,588,000	553,000	$20,141,000

The impact of adoption on the Company’s condensed consolidated balance sheet and cash flows for the period ended March 30, 2018 was as follows:

	For the period March 30, 2018
	As	Balances Without	Effect of Change
	Reported	Adoption of ASC 606	Higher/(Lower)
Assets
Accounts receivable, net of allowance for doubtful accounts	$20,598,000	28,718,000	$(8,120,000)
Contract assets	$42,296,000	33,549,000	$8,747,000

Liabilities
Deferred income taxes, net	2,552,000	2,750,000	(198,000)

Equity
Retained earnings	$22,344,000	21,915,000	$429,000
		.
	For the period March 30, 2018
	As	Balances Without	Effect of Change
	Reported	Adoption of ASC 606	Higher/(Lower)
Cash flows from operating activities
Accounts receivable, net of allowance for doubtful accounts	$17,747,000	9,627,000	$8,120,000
Contract assets	(16,796,000)	(8,676,000)	(8,120,000)
Total cash flows used in operating activities	$951,000	951,000	$0

The impact of adoption on our opening balance sheet was primarily related to deferred revenues and unrecognized license renewals associated with software license agreements currently in force reclassified to retained earnings, net of the deferred income tax impact and reclassification of amounts between accounts receivable, net of allowance for doubtful accounts and contract assets based on whether an unconditional right to consideration has been established or not.  The impact of adoption on our statement of operations was not material for the period ended March 30, 2018.

The impact of adoption on our balance sheet was primarily related to conforming our software license contracts recorded over time based on previously acceptable methods to recognizing the full amount of most non-cancellable software licenses upon acceptance of the software by the customer.

Amounts classified as “Costs and estimated earnings in excess of billings on uncompleted contracts” and “Billings in excess of costs and estimated earnings on uncompleted contracts” on the consolidated balance sheets of our Annual Report on Form 10-K for the year ended December 29, 2017 have been reclassified as “Contracts asset” and “Contract liabilities” on the condensed consolidated balance sheets and statements of cash flows.  In addition, contract assets include retainage amounts withheld from billings to our clients pursuant to provisions in our contracts.

Recent Accounting Pronouncements

Revenue Recognition

Effective December 30, 2017, we adopted ASU 2014-09 using the modified retrospective approach.  The adoption of ASU 2014-09 did not have a material impact on our condensed consolidated financial statements.

In 2017, we established an implementation team, which included senior managers from our finance and accounting group.  The implementation team evaluated the impact of adopting ASU 2014-09 on our contracts expected to be uncompleted as of December 30, 2017 (the date of adoption).  The evaluation included reviewing our accounting policies and practices to identify differences that would result from applying the requirements of the new standard.  We identified and made changes to our processes, systems and controls to support recognition and disclosure under the new standard.  The implementation team worked closely with various professional consultants and attended several formal conferences and seminars to conclude on certain interpretative issues.

We recognize engineering and consulting contract revenue over time using the percentage of completion method, based primarily on contract cost incurred to date compared to total estimated contract cost.  Revenue on the vast majority of our contracts will continue to be recognized over time because of the continuous transfer of control to the customer.  Revenue recognition for software licenses issued by our Energy segment is recognized as a point in time, upon acceptance of the software by the customer and in recognition of the fulfillment of the performance obligation.  Certain additional performance obligations beyond the base software license may be separated from the gross license fee and amortized over time.

Statement of Cash Flows

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Clarification of Certain Cash Receipts and Cash Payments, which eliminates the diversity in practice related to the classification of certain cash receipts and payments in the statement of cash flows, by adding or clarifying guidance on eight specific cash flow issues.  ASU 2016-15 is effective for annual and interim reporting periods beginning after December 15, 2017 and early adoption is permitted.  ASU 2016-15 provides for retrospective application for all periods presented.  Effective December 30, 2017, we adopted ASU 2016-15 and the impact did not have a material effect on our condensed consolidated financial statements.

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  The FASB issued this update to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  The updated guidance is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years.  Early adoption of the update is permitted.  We are evaluating the impact of the adoption of this update on our consolidated financial statements and related disclosures.  We have developed a detailed plan to implement the new standard and, through a cross functional team, are assessing contractual arrangements that may qualify as leases under the new standard.  The impact of the new standard will be an increase to right of use assets and lease liabilities on our consolidated balance sheet, primarily as a result of operating leases currently not recognized on the balance sheet.

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

As of March 30, 2018, we had cash and cash equivalents of $5.4 million.  This amount represents cash on hand in business checking accounts with BMO.

We do not engage in trading activities and do not participate in foreign currency transactions or utilize derivative financial instruments.

We are subject to interest rate risk in connection with borrowings under our revolving line of credit which bears interest at variable rates.  At March 30, 2018, we had $2.5 million of borrowings outstanding under our $35.0 million revolving credit facility and $2.7 million in letters of credit were issued with $29.8 million available for borrowing after considering the credit agreement’s debt covenants.  Borrowings under the Credit Agreement bear interest at a rate equal to either, at our option, (i) the highest of the prime rate, the Federal Funds Rate plus 0.5% or one-month LIBOR plus 1% (the “Base Rate”) or (ii) LIBOR, in each case plus an applicable margin ranging from 0.25% to 1.00% with respect to Base Rate borrowings and 1.25% to 2.00% with respect to LIBOR borrowings, and mature on January 20, 2020.  The applicable margin will be based upon our consolidated leverage ratio.  We will also be required to pay a commitment fee for the unused portion of the revolving line of credit, which will range from 0.20% to 0.35% per annum, and fees on any letters of credit drawn under the facility, which will range from 0.94% to 1.50%, in each case, depending on our consolidated leverage ratio.  Our borrowings under the revolving line of credit bear interest at the LIBOR rate plus an applicable margin ranging between 1.25% and 2.00%, currently set at the LIBOR rate plus 1.25%, or 3.27%, as of March 30, 2018 and matures on January 20, 2020.  We do not have any interest rate hedges or swaps.  Based upon the amount of outstanding indebtedness, a one percentage point change in the assumed interest rate would change our annual interest expense by approximately $25,000 in 2018.

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

In connection with the preparation of this Quarterly Report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 30, 2018.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, as of March 30, 2018.  No change in our internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There are no material changes to the risk factors set forth in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 29, 2017.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In March 2018, we repurchased 172 shares of our common stock at an average price of $22.69 per share from employees to satisfy tax withholding obligations incurred in connection with the vesting of restricted stock.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6.  Exhibits

Exhibit Number		Exhibit Description
3.1

First Amended and Restated Certificate of Incorporation of Willdan Group, Inc., including amendments thereto (incorporated by reference to Willdan Group, Inc.’s Registration Statement on Form S-1, filed with the SEC on August 9, 2006, as amended (File No. 333-136444))

3.2		Amended and Restated Bylaws of Willdan Group, Inc. (incorporated by reference to Willdan Group, Inc.’s Current Report on Form 8-K, filed with the SEC on March 8, 2018)
4.1

Specimen Stock Certificate for shares of the Registrant’s Common Stock  (incorporated by reference to Willdan Group, Inc.’s Registration Statement on Form S-1, filed with the SEC on August 9, 2006, as amended (File No. 333-136444))

4.2

The Company agrees to furnish to the SEC upon request a copy of each instrument with respect to issues of long-term debt of Willdan Group, Inc. and its subsidiaries, the authorized principal amount of which does not exceed 10% of the consolidated assets of Willdan Group, Inc. and its subsidiaries.

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
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of March 30, 2018 and March 31, 2017; (ii) the Condensed Consolidated Statements of Operations for the three months ended March 30, 2018 and March 31, 2017; (iii) the Condensed Consolidated Statements of Stockholders Equity for the three months ended March 30, 2018; (iv) the Condensed Consolidated Statement of Cash Flows for the three months ended March 30, 2018 and March 31, 2017 and (iv) the Notes to the Condensed Consolidated Financial Statements.

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLDAN GROUP, INC.

By:	/s/ Stacy B. McLaughlin
Stacy B. McLaughlin
Vice President and Chief Financial Officer
Date: May 4, 2018