Form 10-Q
period 2018-06-29
Willdan Group, Inc.
filed 2018-08-03
CIK 1370450

scenario

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2018

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

As of August 2, 2018, there were 8,913,114 shares of common stock, $0.01 par value per share, of Willdan Group, Inc. issued and outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 29,	December 29,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$11,225,000	$14,424,000
Accounts receivable, net of allowance for doubtful accounts of $714,000 and $369,000 at June 29, 2018 and December 29, 2017, respectively	22,896,000	38,441,000
Contract assets	42,410,000	24,732,000
Other receivables	777,000	1,833,000
Prepaid expenses and other current assets	3,242,000	3,760,000
Total current assets	80,550,000	83,190,000
Equipment and leasehold improvements, net	5,142,000	5,306,000
Goodwill	40,342,000	38,184,000
Other intangible assets, net	11,201,000	10,666,000
Other assets	920,000	826,000
Total assets	$138,155,000	$138,172,000
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,024,000	$20,826,000
Accrued liabilities	24,198,000	23,293,000
Contingent consideration payable	4,224,000	4,246,000
Contract liabilities	6,163,000	7,321,000
Notes payable	—	383,000
Capital lease obligations	237,000	289,000
Total current liabilities	48,846,000	56,358,000
Contingent consideration payable	3,650,000	5,062,000
Notes payable	2,000,000	2,500,000
Capital lease obligations, less current portion	192,000	160,000
Deferred lease obligations	631,000	614,000
Deferred income taxes, net	2,404,000	2,463,000
Other noncurrent liabilities	468,000	363,000
Total liabilities	58,191,000	67,520,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized; 8,857,000 and 8,799,000 shares issued and outstanding at June 29, 2018 and December 29, 2017, respectively	89,000	88,000
Additional paid-in capital	54,216,000	50,976,000
Retained earnings	25,659,000	19,588,000
Total stockholders’ equity	79,964,000	70,652,000
Total liabilities and stockholders’ equity	$138,155,000	$138,172,000

See accompanying notes to the unaudited condensed consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2018	2017	2018	2017

Contract revenue	$59,833,000	$71,833,000	$114,428,000	$140,184,000

Direct costs of contract revenue (inclusive of directly related depreciation and amortization):
Salaries and wages	11,127,000	11,368,000	22,125,000	22,169,000
Subcontractor services and other direct costs	25,544,000	41,676,000	49,613,000	81,571,000
Total direct costs of contract revenue	36,671,000	53,044,000	71,738,000	103,740,000

General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	10,725,000	8,086,000	20,750,000	17,401,000
Facilities and facility related	1,386,000	1,119,000	2,595,000	2,243,000
Stock-based compensation	1,662,000	620,000	2,726,000	1,096,000
Depreciation and amortization	1,111,000	934,000	2,175,000	1,843,000
Other	4,073,000	3,467,000	8,265,000	7,334,000
Total general and administrative expenses	18,957,000	14,226,000	36,511,000	29,917,000
Income from operations	4,205,000	4,563,000	6,179,000	6,527,000

Other income (expense):
Interest expense, net	(30,000)	(32,000)	(53,000)	(65,000)
Other, net	9,000	1,000	19,000	38,000
Total other (expense) income, net	(21,000)	(31,000)	(34,000)	(27,000)
Income before income taxes	4,184,000	4,532,000	6,145,000	6,500,000

Income tax expense	869,000	1,220,000	627,000	547,000
Net income	$3,315,000	$3,312,000	$5,518,000	$5,953,000

Earnings per share:
Basic	$0.38	$0.38	$0.63	$0.70
Diluted	$0.36	$0.36	$0.60	$0.66

Weighted-average shares outstanding:
Basic	8,796,000	8,603,000	8,775,000	8,505,000
Diluted	9,288,000	9,082,000	9,247,000	9,078,000

See accompanying notes to the unaudited condensed consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional
	Common Stock		Paid-in
	Shares	Amount	Capital	Retained Earnings	Total
Balance at December 29, 2017	8,799,000	$88,000	$50,976,000	$19,588,000	$70,652,000
Shares of common stock issued in connection with employee stock purchase plan	30,000	—	617,000	—	617,000
Shares of common stock issued in connection with incentive stock plan	43,000	1,000	339,000	—	340,000
Unregistered sales of equity securities and use of proceeds	(15,000)	—	(442,000)	—	(442,000)
Stock-based compensation expense	—	—	2,726,000	—	2,726,000
Net income	—	—	—	5,518,000	5,518,000
Cumulative effect from adoption of ASC 606	—	—	—	553,000	553,000
Balance at June 29, 2018	8,857,000	$89,000	$54,216,000	$25,659,000	$79,964,000

See accompanying notes to the unaudited condensed consolidated financial statements

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 29,	June 30,
	2018	2017
Cash flows from operating activities:
Net income	$5,518,000	$5,953,000
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,243,000	1,870,000
Deferred income taxes, net	(792,000)	745,000
Gain on sale of equipment	(14,000)	—
Provision for doubtful accounts	344,000	(20,000)
Stock-based compensation	2,726,000	1,096,000
Accretion and fair value adjustments of contingent consideration	622,000	281,000
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts receivable	16,294,000	2,164,000
Contract assets	(16,910,000)	(10,750,000)
Other receivables	1,056,000	(851,000)
Prepaid expenses and other current assets	385,000	(545,000)
Other assets	(94,000)	29,000
Accounts payable	(6,915,000)	5,172,000
Accrued liabilities	722,000	3,247,000
Contract liabilities	(1,158,000)	(1,279,000)
Deferred lease obligations	17,000	(33,000)
Net cash provided by operating activities	4,044,000	7,079,000
Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(511,000)	(1,410,000)
Proceeds from sale of equipment	36,000	—
Cash paid for acquisitions, net of cash acquired	(2,994,000)	—
Net cash used in investing activities	(3,469,000)	(1,410,000)
Cash flows from financing activities:
Payments on contingent consideration	(3,199,000)	(1,509,000)
Payments on notes payable	(383,000)	(2,302,000)
Repayments under line of credit	(500,000)	—
Principal payments on capital lease obligations	(207,000)	(222,000)
Proceeds from stock option exercise	341,000	1,675,000
Proceeds from sales of common stock under employee stock purchase plan	616,000	344,000
Unregistered sales of equity securities and use of proceeds	(442,000)	—
Net cash used in financing activities	(3,774,000)	(2,014,000)
Net (decrease) increase in cash and cash equivalents	(3,199,000)	3,655,000
Cash and cash equivalents at beginning of period	14,424,000	22,668,000
Cash and cash equivalents at end of period	$11,225,000	$26,323,000
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$53,000	$65,000
Income taxes	215,000	1,628,000
Supplemental disclosures of noncash investing and financing activities:
Equipment acquired under capital leases	187,000	147,000

See accompanying notes to the unaudited condensed consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 29, 2018
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

As of June 29, 2018, the Company had one VIE— Genesys Engineering, P.C. (“Genesys”).  Pursuant to New York law, the Company does not own capital stock of Genesys and does not have control over the professional decision making of Genesys’s engineering services.  The Company, however, has entered into an administrative services agreement with Genesys pursuant to which WES, the Company’s wholly-owned subsidiary, will provide Genesys with ongoing administrative, operational and other non-professional support services.  The Company manages Genesys and has the power to direct the activities that most significantly impact Genesys’s performance, in addition to being obligated to absorb expected losses from Genesys.  Accordingly, the Company is the primary beneficiary of Genesys and consolidates Genesys as a VIE.

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

The increase in contract assets was primarily attributable to the reclassification of retainage from accounts receivable to contract assets as of December 30, 2017 due to the adoption of ASU 2014-09, offset by normal business operations for the six months ended June 29, 2018.  The decrease in contract liabilities was primarily related to normal business operations for the six months ended June 29, 2018.

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

To determine the proper revenue recognition method for contracts, the Company evaluates whether two or more contracts should be combined and accounted for as one single contract and whether the combined contract should be accounted for as one performance obligation.  With respect to the Company’s contracts, it is rare that multiple contracts should be combined into a single performance obligation.  This evaluation requires significant judgment and the decision to combine a group of contracts or separate a single contract into multiple performance obligations could change the amount of revenue and profit recorded in a given period.  Contracts are considered to have a single performance obligation if the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts, which is mainly because the Company provides a significant service of integrating a complex set of tasks and components into a single project or capability.

The Company may enter into contracts that include separate phases or elements.  If each phase or element is negotiated separately based on the technical resources required and/or the supply and demand for the services being provided, the Company evaluates if the contracts should be segmented.  If certain criteria are met, the contracts would be segmented which could result in revenues being assigned to the different elements or phases with different rates of profitability based on the relative value of each element or phase to the estimated total contract revenue.

Contracts that cover multiple phases or elements of the project or service lifecycle (development, construction and maintenance and support) may be considered to have multiple performance obligations even when they are part of a single contract.  For contracts with multiple performance obligations, the Company allocates the transaction price to each performance obligation using the best estimate of the standalone selling price of each distinct good or service in the contract.  In cases where the Company does not provide the distinct good or service on a standalone basis, the primary method used to estimate standalone selling price is the expected cost plus a margin approach, under which the Company forecasts the Company’s expected costs of satisfying a performance obligation and then adds an appropriate margin for the distinct good or service.

The Company provides quality of workmanship warranties to customers that are included in the sale and are not priced or sold separately or do not provide customers with a service in addition to assurance of compliance with agreed-upon specifications and industry standards.  The Company does not consider these types of warranties to be separate performance obligations.

In some cases, the Company has a master service or blanket agreement with a customer under which each task order releases the Company to perform specific portions of the overall scope in the service contract. Each task order is typically accounted for as a separate contract because the task order establishes the enforceable rights and obligations, and payment terms.

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

Due to the nature of the work required to be performed on many of the Company’s performance obligations, the estimation of total revenue and cost at completion is complex, subject to many variables and requires significant judgment.  As a significant change in one or more of these estimates could affect the profitability of the Company’s contracts, the Company reviews and updates the Company’s contract-related estimates regularly through a company-wide disciplined project review process in which management reviews the progress and execution of the Company’s performance obligations and the estimate at completion (EAC).  As part of this process, management reviews information including, but not limited to, any outstanding key contract matters, progress towards completion and the related program schedule and the related changes in estimates of revenues and costs.  Management must make assumptions and estimates regarding labor productivity and availability, the complexity of the work to be performed, the cost and availability of materials, the performance of subcontractors, and the availability and timing of funding from the customer, among other variables.

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

Contracts are often modified to account for changes in contract specifications and requirements.  The Company considers contract modifications to exist when the modification either creates new rights or obligations or changes the existing enforceable rights or obligations.  Most of the Company’s contract modifications are for goods or services that are not distinct from existing contracts due to the significant integration provided in the context of the contract and are accounted for as if they were part of the original contract.  The effect of a contract modification that is not distinct from the existing contract on the transaction price and the Company’s measure of progress for the performance obligation to which it relates is recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) on a cumulative catch-up basis.

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

Accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts based upon a review of all outstanding amounts on a quarterly basis.  Management determines allowances for doubtful accounts through specific identification of amounts considered to be uncollectible and potential write-offs, plus a non-specific allowance for other amounts for which some potential loss has been determined to be probable based on current and past experience.  The Company’s historical credit losses have been minimal with governmental entities and large public utilities, but disputes may arise related to these receivable amounts.  Accounts receivable are written off when deemed uncollectible.  Recoveries of accounts receivable previously written off are recorded when received.

Retainage, included in contract assets, represents amounts withheld from billings to the Company’s clients pursuant to provisions in the contracts and may not be paid to us until the completion of specific tasks or the completion of the project and, in some instances, for even longer periods.  At June 29, 2018 and December 29, 2017, the Company included retainage of approximately $7.6 million and $8.6 million, respectively, within contract assets.

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

Liquidity

As of June 29, 2018, the Company had $11.2 million of cash and cash equivalents.  The Company’s primary source of liquidity is cash generated from operations.  The Company also has a revolving line of credit with BMO Harris Bank, N.A. (“BMO”), which matures on January 20, 2020 (see Note 7).  The Company believes that its cash and cash equivalents on hand, cash generated by operating activities and funds available under its line of credit (if needed and if available) will be sufficient to finance its operating activities for at least the next 12 months.

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

The Company recognized the cumulative effect of initially applying ASC 606 as an adjustment to retained earnings in the balance sheet as of December 30, 2017 as follows:

	Balance at	Adjustments	Balance at
	December 29,	Due to	December 30,
	2017	ASC 606	2017
Assets
Accounts receivable, net of allowance for doubtful accounts	$38,441,000	$(8,560,000)	$29,881,000
Contract assets	$24,732,000	$9,328,000	$34,060,000

Liabilities
Deferred income taxes, net	$2,463,000	$(215,000)	$2,248,000

Equity
Retained earnings	$19,588,000	$553,000	$20,141,000

The impact of adoption on the Company’s condensed consolidated balance sheet and cash flows for the six month period ended June 29, 2018 was as follows:

	For the six month period June 29, 2018
	As	Balances Without	Effect of Change
	Reported	Adoption of ASC 606	Higher/(Lower)
Assets
Accounts receivable, net of allowance for doubtful accounts	$22,896,000	$30,497,000	$(7,601,000)
Contract assets	$42,410,000	$34,240,000	$8,170,000

Liabilities
Deferred income taxes, net	$2,404,000	$2,593,000	$(189,000)

Equity
Retained earnings	$25,659,000	$25,390,000	$269,000

	For the six month period June 29, 2018
	As	Balances Without	Effect of Change
	Reported	Adoption of ASC 606	Higher/(Lower)
Cash flows from operating activities
Accounts receivable, net of allowance for doubtful accounts	$16,294,000	$8,693,000	$7,601,000
Contract assets	(16,910,000)	(9,309,000)	(7,601,000)
Total cash flows used in operating activities	$(616,000)	$(616,000)	$0

The impact of adoption on the Company’s opening balance sheet was primarily related to deferred revenues and unrecognized license renewals associated with software license agreements currently in force reclassified to retained earnings, net of the deferred income tax impact and reclassification of amounts between accounts receivable net of allowance for doubtful accounts and contract assets based on whether an unconditional right to consideration has been established or not.  The impact of adoption on the Company’s statement of operations was not material for the six month period ended June 29, 2018.

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

2.BUSINESS COMBINATIONS

Acquisition of Newcomb Anderson McCormick

On April 30, 2018, the Company, through its wholly-owned subsidiary, WES, acquired all of the outstanding equity interests of Newcomb Anderson McCormick, Inc. (“NAM”).  NAM is an energy engineering and consulting company with offices in San Francisco and Los Angeles that provides clients with mechanical engineering expertise and comprehensive energy efficiency programs and services.  Pursuant to the terms of the Stock Purchase Agreement, dated April 30, 2018, by and among the Company, WES and NAM, WES will pay NAM shareholders a maximum purchase price of $4.0 million, subject to potential earn-out payments, to be paid in cash.  We expect to finalize the purchase price allocation with respect to this transaction by the end of the second quarter of 2019.

Acquisition of Integral Analytics

On July 28, 2017, the Company and the Company’s wholly-owned subsidiary, WES, acquired all of the outstanding shares of Integral Analytics, Inc. (“Integral Analytics”), a data analytics and software company, pursuant to the Stock Purchase Agreement, dated July 28, 2017 (the “Purchase Agreement”), by and among Willdan Group, Inc., WES, Integral Analytics, the stockholders of Integral Analytics (the “IA Stockholders”) and the Sellers’ Representative (as defined therein).  The Company believes the addition of Integral Analytics’ capabilities will improve the ability to target locational energy savings and microgrids and can provide a clear technical advantage on energy programs.

Pursuant to the terms of the Purchase Agreement, WES will pay the IA Stockholders a maximum purchase price of $30.0 million, consisting of (i) $15.0 million in cash paid at closing (subject to certain post-closing tangible net asset value adjustments), (ii) 90,611 shares of common stock, par value $0.01 per share, of Willdan Group, Inc. (“Common Stock”) issued at closing, equaling $3.0 million, calculated based on the volume-weighted average price of shares of Common Stock for the ten trading days immediately prior to, but not including, the closing date of the acquisition of Integral Analytics (the “Closing Date”) and (iii)  up to $12.0 million in cash for a percentage of sales attributable to the business of Integral Analytics during the three years after the Closing Date, as more fully described below (such potential payments of up to $12.0 million, being referred to as “Earn-Out Payments” and $12.0 million in respect thereof, being referred to as the “Maximum Payout”).  The Company used cash on hand for the $15.0 million cash payment paid at closing.  We expect to finalize the purchase price allocation with respect to this transaction by the end of the third quarter of 2018.

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

The following unaudited pro forma financial information for the three and six months ended June 29, 2018 and June 30, 2017 assumes that acquisition of all the outstanding shares of Integral Analytics occurred on December 31, 2016 as follows:

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
In thousands (except per share data)	2018	2017	2018	2017
Pro forma revenue	$59,833	$72,851	$114,428	$142,130

Pro forma income from operations	$4,205	$3,839	$6,179	$4,926
Pro forma net income	$3,776	$2,805	$5,994	$4,264

Earnings per share:
Basic	$0.43	$0.32	$0.68	$0.49
Diluted	$0.41	$0.30	$0.65	$0.46

Weighted average shares outstanding:
Basic	8,796	8,694	8,796	8,694
Diluted	9,288	9,227	9,288	9,227

This pro forma supplemental information does not purport to be indicative of what the company’s operating results would have been had this transaction occurred on December 31, 2016 and may not be indicative of future operating results.

During the three months and six months ended June 29, 2018, the acquisition of all of the outstanding shares of Integral Analytics contributed $1.9 million and $2.5 million in revenue and $0.4 million income from operations and

$0.2 million of loss from operations, respectively.  There were no acquisition related costs recorded during the three and six month period ended June 29, 2018.

3.GOODWILL AND OTHER INTANGIBLE ASSETS

As of June 29, 2018, the Company had $40.3 million of goodwill, which primarily relates to the Energy reporting segment and the acquisitions of substantially all of the assets of Genesys and 360 Energy Engineers, LLC (“360 Energy”) and the acquisitions of NAM, Integral Analytics and Abacus Resource Management Company (“Abacus”).  The remaining goodwill relates to the Engineering and Consulting reporting segment and the acquisition of Economists.com, LLC.  The changes in the carrying value of goodwill by reporting unit for the six months ended June 29, 2018 were as follows:

	December 29,	Additions /	June 29,
Reporting Unit	2017	Adjustments	2018
Energy	$37,435,000	$2,158,000	$39,593,000
Engineering and Consulting	749,000	—	749,000
	$38,184,000	$2,158,000	$40,342,000

The gross amounts and accumulated amortization of the Company’s acquired identifiable intangible assets with finite useful lives as of June 29, 2018 included in other intangible assets, net in the accompanying condensed consolidated balance sheets, were as follows:

	June 29, 2018		December 29, 2017
	Gross	Accumulated	Gross	Accumulated	Amortization
	Amount	Amortization	Amount	Amortization	Period (yrs)
Backlog	$1,784,000	$1,186,000	$1,398,000	$989,000			5.0
Tradename	3,911,000	2,473,000	3,779,000	2,050,000	2.5	-	6.0
Non-compete agreements	1,420,000	890,000	1,331,000	745,000			4.0
Developed Technology	3,410,000	391,000	2,760,000	144,000			8.0
In-process Research & Technology	2,220,000	—	1,650,000	—			10.0
Customer relationships	5,069,000	1,673,000	4,960,000	1,284,000	5.0	-	8.0
	$17,814,000	$6,613,000	$15,878,000	$5,212,000

The Company’s amortization expense for acquired identifiable intangible assets with finite useful lives was $0.7 million and $1.4 million for the fiscal three and six months ended June 29, 2018 as compared to $0.5 million and $1.1 million for the fiscal three and six months ended June 30, 2017.  Estimated amortization expense for acquired identifiable intangible assets for the remainder of fiscal year 2018 is $1.6 million and the succeeding years are as follows:

Fiscal year:
2019	$2,348,000
2020	1,936,000
2021	1,244,000
2022	1,058,000
2023	981,000
Thereafter	1,991,000
$9,558,000

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

The following table sets forth the number of weighted-average common shares outstanding used to compute basic and diluted EPS:

	Three months ended		Six months ended
	June 29,	June 30,	June 29,	June 30,
	2018	2017	2018	2017
Net income	$3,315,000	$3,312,000	$5,518,000	$5,953,000
Weighted-average common shares outstanding	8,796,000	8,603,000	8,775,000	8,505,000
Effect of dilutive stock options and restricted stock awards	492,000	479,000	472,000	573,000
Weighted-average common shares outstanding-diluted	9,288,000	9,082,000	9,247,000	9,078,000
Earnings per share:
Basic	$0.38	$0.38	$0.63	$0.70
Diluted	$0.36	$0.36	$0.60	$0.66

For the three and six months ended June 29, 2018, 202,000 and 211,000 options were excluded from the calculation of dilutive potential common shares, as compared to 195,000 and 60,000 options for the three and six months ended June 30, 2017.  These options were not included in the computation of dilutive potential common shares because the assumed proceeds per share exceeded the average market price per share for the 2018 and 2017 periods.  Accordingly, the inclusion of these options would have been anti-dilutive.

5.EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

Equipment and leasehold improvements consist of the following:

	June 29,	December 29,
	2018	2017
Furniture and fixtures	$3,127,000	$3,011,000
Computer hardware and software	8,660,000	8,355,000
Leasehold improvements	1,138,000	1,121,000
Equipment under capital leases	1,264,000	1,095,000
Automobiles, trucks, and field equipment	2,086,000	2,100,000
	16,275,000	15,682,000
Accumulated depreciation and amortization	(11,133,000)	(10,376,000)
Equipment and leasehold improvements, net	$5,142,000	$5,306,000

6.ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	June 29,	December 29,
	2018	2017
Accrued bonuses	$1,259,000	$2,687,000
Accrued interest	3,000	5,000
Paid leave bank	2,904,000	2,533,000
Compensation and payroll taxes	1,871,000	1,859,000
Accrued legal	103,000	103,000
Accrued workers’ compensation insurance	141,000	305,000
Accrued rent	230,000	192,000
Employee withholdings	1,873,000	1,812,000
Client deposits	95,000	92,000
Accrued subcontractor costs	14,898,000	13,103,000
Other	821,000	602,000
Total accrued liabilities	$24,198,000	$23,293,000

7.DEBT

Total debt obligations consist of the following:

	June 29,	December 29,
	2018	2017
Outstanding borrowings on revolving credit facility	$2,000,000	$2,500,000
Deferred purchase price for the acquisition of substantially all of the assets of Genesys, bearing interest at 0.650%, payable in monthly principal and interest installments of $191,667 through March 2018.	—	383,000
Total debt obligations	2,000,000	2,883,000
Less current portion	—	383,000
Debt obligations, less current portion	$2,000,000	$2,500,000

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

As of June 29, 2018, the Company was in compliance with the financial covenants under the Credit Agreement.

Deferred Purchase Price

The Asset Purchase and Merger Agreement for the acquisition of substantially all of the assets of Genesys dated March 4, 2016, included deferred payments to Messrs. Braun and Mineo in the amount of $2.3 million (“Deferred Payments”), each.   The Deferred Payments were paid in twenty-four (24) equal monthly installments in the amount of $95,834, inclusive of interest at the rate of 0.65% per annum.   Payments commenced on April 4, 2016 and concluded on March 4, 2018.  From March 4, 2016 through June 29, 2018, the Company made payments of $4.6 million inclusive of interest and, as of June 29, 2018, there were no outstanding balances for either Messrs. Braun or Mineo.

Insurance Premiums

The Company has also financed, from time to time, insurance premiums by entering into unsecured notes payable with insurance companies.  During the Company’s annual insurance renewals in the fourth quarter of its fiscal year ended December 29, 2017, the Company did not elect to finance its insurance premiums for the upcoming fiscal year.

8.COMMITMENTS

Leases

The Company is obligated under capital leases for certain furniture and office equipment that expire at various dates through the year 2021.

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

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law, which, among other items, lowered the U.S. corporate tax rate from 35% to 21%, effective January 1, 2018.  Shortly after the Tax Act was enacted, the SEC issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) to address the application of GAAP and direct taxpayers to consider the impact of the Tax Act as “provisional” when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for the change in tax law.  SAB 118 provided a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740.  As of June 29, 2018, the Company has not yet completed its accounting for the income tax effects of the Tax Act, and although the Company does not believe there will be any material adjustments in subsequent reporting periods, the ultimate impact may differ from the provisional amounts, due to, among other things, the limitation on the deductibility of certain executives’ compensation pursuant to Section 162(m) of the Internal Revenue Code, and a detailed evaluation of the contractual terms of the Company’s fourth quarter 2017 capital additions to determine whether they qualify for the 100% expensing pursuant to the Tax Act.  There have not been any revisions to previously estimated amounts during the three month period ended June 29, 2018, and the Company expects its accounting to be complete when the 2017 U.S. corporate income tax return is filed in 2018.

During each fiscal year, management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize existing deferred tax assets.  For fiscal year 2017, the

Company ultimately determined that it was more-likely-than-not that the entire California net operating loss will not be utilized prior to expiration.  Significant pieces of objective evidence evaluated included the Company’s history of utilization of California net operating losses in prior years for each of its subsidiaries, as well as the Company’s forecasted amount of net operating loss utilization for certain members of the combined group.  As a result, the Company recorded a valuation allowance in the amount of $87,000 at the end of fiscal year 2017 related to California net operating losses.  There was no change to the valuation allowance during the six month period ended June 29, 2018.

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

The Company recognizes the tax benefit from uncertain tax positions if it is more likely than not that the tax positions will be sustained on examination by the tax authorities, based on the technical merits of the position.  The tax benefit is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.  The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.  As of June 29, 2018, the Company recorded a liability of $0.4 million for uncertain tax positions related to miscellaneous tax deductions taken in open tax years.  Included in this amount are $0.4 million of tax benefits that, if recognized, would affect the effective tax rate.  No interest and penalties have been recorded related to unrecognized tax benefits as of June 29, 2018.

Based on management’s estimates and determination of an effective tax rate for the year, the Company recorded an income tax expense of $0.9 million and $0.6 million for the three and six months ended June 29, 2018, as compared to an income tax expense of $1.2 million and $0.5 million for the three and six months ended June 30, 2017, respectively.  During the three and six months ended June 29, 2018, the difference between the effective tax rate and the federal statutory rate is primarily attributable to tax deductions related to Section 179D deductions and stock option exercises.  In accordance with ASU 2016-09 (see Note 1 “Basis of Presentation, Organization and Operations of the Company”), the income tax benefit related to these deductions has been included as a reduction of 18.1% to the Company’s effective tax rate for the six months ended June 29, 2018.  The effective tax rate also varies from the federal statutory rate due to the impact of state income tax expense and certain expenses that are non-deductible for tax purposes, including meals and entertainment, compensation expense related to employee stock purchase and incentive stock options.

During the three months ended June 29, 2018, the Internal Revenue Service commenced its audit of the Company’s tax return for the fiscal year ended December 30, 2016.  The Company has not determined the impact of this examination due to the audit process having not been completed.

10.SEGMENT INFORMATION

During the three months ended March 30, 2018, the Company revised its segment reporting to conform to changes in its internal management reporting.  Segment information has been revised for comparison purposes for all periods presented in the condensed consolidated financial statements.  As a result, beginning with the three months ended March 30, 2018, the Company’s two segments are (i) Energy and (ii) Engineering and Consulting, and the Company’s chief operating decision maker, which continues to be our chief executive officer, receives and reviews financial information in this format.

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

The accounting policies applied to determine the segment information are the same as those described in the summary of significant accounting policies included in the Company’s Annual Report on Form 10-K for the year ended December 29, 2017.  There were no intersegment sales in the three month periods ended June 29, 2018 and June 30, 2017.  The Company’s chief operating decision maker evaluates the performance of each segment based upon income or loss from operations before income taxes.  Certain segment asset information including expenditures for long-lived assets has not been presented as it is not reported to or reviewed by the chief operating decision maker.  In addition, enterprise-wide service line contract revenue is not included as it is impracticable to report this information for each group of similar services.

Financial information with respect to the reportable segments as of and for the fiscal three and six months ended June 29, 2018 and as of and for the fiscal three and six months ended June 30, 2017 is as follows:

		Engineering	Unallocated		Consolidated
	Energy	& Consulting	Corporate	Intersegment	Total
Fiscal Three Months Ended June 29, 2018
Contract revenue	$41,726,000	$18,107,000	$—	$—	$59,833,000
Segment profit (loss) before income tax expense	2,870,000	1,517,000	(203,000)	—	4,184,000
Net income (loss)	2,274,000	1,202,000	(161,000)	—	3,315,000
Segment assets(1)	60,020,000	18,705,000	82,560,000	(23,130,000)	138,155,000
Fiscal Three Months Ended June 30, 2017
Contract revenue	$53,733,000	$18,100,000	$—	$—	$71,833,000
Segment profit (loss) before income tax expense	2,411,000	2,191,000	(70,000)	—	4,532,000
Net income (loss)	1,763,000	1,600,000	(51,000)	—	3,312,000
Segment assets(1)	61,501,000	19,002,000	64,289,000	(23,130,000)	121,662,000
Fiscal Six Months Ended June 29, 2018
Contract revenue	$79,058,000	$35,370,000	$—	$—	$114,428,000
Segment profit (loss) before income tax expense	3,133,000	3,404,000	(392,000)	—	6,145,000
Net income (loss)	2,813,000	3,057,000	(352,000)	—	5,518,000
Segment assets(1)	60,020,000	18,705,000	82,560,000	(23,130,000)	138,155,000
Fiscal Six Months Ended June 30, 2017
Contract revenue	$103,846,000	$36,338,000	$—	$—	$140,184,000
Segment profit (loss) before income tax expense	2,693,000	4,342,000	(535,000)	—	6,500,000
Net income (loss)	2,466,000	3,977,000	(490,000)	—	5,953,000
Segment assets(1)	61,501,000	19,002,000	64,289,000	(23,130,000)	121,662,000

(1)	Segment assets represent segment assets, net of intercompany receivables.

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

We operate our business through a nationwide network of offices in Arizona, California, Connecticut, Colorado, Florida, Illinois, Kansas, Nevada, New Jersey, New York, Ohio, Oregon, Texas, Utah, Washington and Washington, DC.  As of June 29, 2018, we had 851 employees which include licensed engineers and other professionals.

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

Energy.   Our Energy segment consists of the business of our subsidiary, Willdan Energy Solutions (“WES”), which offers energy efficiency and sustainability consulting services to utilities, public agencies and private industry under a variety of business names, including Willdan Lighting and Electric, Abacus Resource Management, 360 Energy Engineers, Genesys Engineering and Integral Analytics.  This segment is currently our largest segment based on contract revenue, representing approximately 69.1% and 74.1% of our consolidated contract revenue for the six months ended June 29, 2018 and June 30, 2017, respectively.

Engineering and Consulting.    Our Engineering and Consulting segment includes the operations of our subsidiaries, Willdan Engineering, Willdan Infrastructure, Public Agency Resources, Willdan Financial Services and Willdan Homeland Solutions.  Willdan Engineering provides civil engineering‑related construction management, building and safety, city engineering, city planning, geotechnical, material testing and other engineering consulting services to our clients.  Willdan Infrastructure, which was launched in fiscal year 2013, provides engineering services to larger rail, port, water, mining and other civil engineering projects.  Public Agency Resources primarily provides staffing to Willdan Engineering.  Willdan Financial Services provides economic and financial consulting to public agencies.  Willdan Homeland Solutions provides national preparedness and interoperability services and communications and technology solutions.  Contract revenue for the Engineering and Consulting segment represented approximately 30.9% and 25.9% of our consolidated contract revenue for the six months ended June 29, 2018 and June 30, 2017, respectively.

Components of Revenue and Expense

Contract Revenue

We generally provide our services under contracts, purchase orders or retainer letters.  The agreements we enter into with our clients typically incorporate one of four principal types of pricing provisions: time-and-materials, unit-based, fixed price and service-related contracts.  Revenue on our time-and-materials and unit-based contracts are recognized as the work is performed in accordance with specific terms of the contract.  Approximately 28% of our contracts are unit-based contracts, approximately 22% of our contracts are time-and-materials contracts and approximately 50% of our contracts are fixed price contracts.  Some of these contracts include maximum contract prices, but contract maximums are often adjusted to reflect the level of effort to achieve client objectives, and thus the majority of these contracts are not expected to exceed the maximum.  Contract revenue on our fixed price contracts is determined on the percentage of completion method based generally on the ratio of direct costs incurred to date to estimated total direct costs at completion.  Many of our fixed price contracts involve a high degree of subcontracted fixed price effort and are relatively short in duration, thereby lowering the risks of not properly estimating the percent complete.  Our service-related contracts, including operations and maintenance services and a variety of technical assistance services, are accounted for over the period of performance, in proportion to the cost of performance.

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

The following table reflects our two reportable segments and the types of contracts that each most commonly enters into for revenue generating activities.

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

To determine the proper revenue recognition method for contracts, we evaluate whether two or more contracts should be combined and accounted for as one single contract and whether the combined contract should be accounted for as one performance obligation.  With respect to our contracts, it is rare that multiple contracts should be combined into a single performance obligation.  This evaluation requires significant judgment and the decision to combine a group of contracts or separate a single contract into multiple performance obligations could change the amount of revenue and profit recorded in a given period. Contracts are considered to have a single performance obligation if the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts, which is mainly because we provide a significant service of integrating a complex set of tasks and components into a single project or capability.

We may enter into contracts that include separate phases or elements. If each phase or element is negotiated separately based on the technical resources required and/or the supply and demand for the services being provided, we evaluate if the contracts should be segmented. If certain criteria are met, the contracts would be segmented which could result in revenues being assigned to the different elements or phases with different rates of profitability based on the relative value of each element or phase to the estimated total contract revenue. Contracts that cover multiple phases or elements of the project or service lifecycle (development, construction and maintenance and support) may be considered to have multiple performance obligations even when they are part of a single contract. For contracts with multiple performance obligations, we allocate the transaction price to each performance obligation using the best estimate of the standalone selling price of each distinct good or service in the contract. In cases where we do not provide the distinct good or service on a standalone basis, the primary method used to estimate standalone selling price is the expected cost plus a margin approach, under which we forecast our expected costs of satisfying a performance obligation and then adds an appropriate margin for the distinct good or service.

We provide quality of workmanship warranties to customers that are included in the sale and are not priced or sold separately or do not provide customers with a service in addition to assurance of compliance with agreed-upon specifications and industry standards. We do not consider these types of warranties to be separate performance obligations.

In some cases, we have a master service or blanket agreement with a customer under which each task order releases us to perform specific portions of the overall scope in the service contract. Each task order is typically accounted for as a separate contract because the task order establishes the enforceable rights and obligations, and payment terms.

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

Due to the nature of the work required to be performed on many of our performance obligations, the estimation of total revenue and cost at completion is complex, subject to many variables and requires significant judgment.  As a significant change in one or more of these estimates could affect the profitability of our contracts, we review and update our contract-related estimates regularly through a company-wide disciplined project review process in which management reviews the progress and execution of our performance obligations and the estimate at completion (EAC).  As part of this process, management reviews information including, but not limited to, any outstanding key contract matters, progress towards completion and the related program schedule and the related changes in estimates of revenues and costs.  Management must make assumptions and estimates regarding labor productivity and availability, the complexity of the work to be performed, the cost and availability of materials, the performance of subcontractors, and the availability and timing of funding from the customer, among other variables.

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

Contracts are often modified to account for changes in contract specifications and requirements.  We consider contract modifications to exist when the modification either creates new rights or obligations or changes the existing enforceable rights or obligations.  Most of our contract modifications are for goods or services that are not distinct from existing contracts due to the significant integration provided in the context of the contract and are accounted for as if they were part of the original contract.  The effect of a contract modification that is not distinct from the existing contract on the transaction price and our measure of progress for the performance obligation to which it relates is recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) on a cumulative catch-up basis.

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

Accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts based upon our review of all outstanding amounts on a quarterly basis.  Management determines allowances for doubtful accounts through specific identification of amounts considered to be uncollectible and potential write-offs, plus a non-specific allowance for other amounts for which some potential loss has been determined to be probable based on current and past experience.  Historical credit losses have been minimal with governmental entities and large public utilities, but disputes may arise related to these receivable amounts.  Accounts receivable are written off when deemed uncollectible.  Recoveries of accounts receivable previously written off are recorded when received.  For further information on the types of contracts under which we perform our services, see “Business - Contract Structure” in our Annual Report on Form 10-K for the year ended December 29, 2017.

Goodwill

We test our goodwill at least annually for possible impairment.  We complete our annual testing of goodwill as of the last day of the first month of our fourth fiscal quarter each year to determine whether there is impairment.  In addition to our annual test, we regularly evaluate whether events and circumstances have occurred that may indicate a potential impairment of goodwill.  We did not recognize any goodwill impairment charges during the six months ended June 29, 2018 and June 30, 2017.  We had goodwill of approximately $40.3 million as of June 29, 2018 as the result of our various acquisitions from 2015 to 2018.

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

Business Combinations

The acquisition method of accounting for business combinations requires us to use significant estimates and assumptions, including fair value estimates, as of the business combination date.  For reporting periods prior to the completion of our procedures to value assets and liabilities, the acquisition method requires us to refine those estimates as necessary during the measurement period (defined as the period, not to exceed one year, in which we may adjust the provisional amounts recognized for a business combination) based upon new information about facts that existed on the business combination date.

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

On July 28, 2017, we and WES acquired Integral Analytics, Inc. (“Integral Analytics”), a data analytics and software company.  As of June 29, 2018, we had not yet completed our final estimate of fair value of the assets acquired and liabilities assumed relating to the acquisition of Integral Analytics due to the timing of the transaction and lack of complete information necessary to finalize such estimates of fair value.  Accordingly, we have preliminarily estimated the fair values of the assets acquired and the liabilities assumed and will finalize such fair value estimates within twelve months of the acquisition date.  For further discussion of our acquisition of Integral Analytics, see Note 2 “Business Combinations” of the notes to our condensed consolidated financial statements included elsewhere in this report.

On April 30, 2018, we and WES acquired Newcomb Anderson McCormick, Inc. (“NAM”), an energy engineering and consulting company with offices in San Francisco and Los Angeles that provides clients with mechanical engineering expertise and comprehensive energy efficiency programs and services.  As of June 29, 2018, we had not yet completed our final estimate of fair value of the assets acquired and liabilities assumed relating to the acquisition of NAM due to the timing of the transaction and lack of complete information necessary to finalize such estimates of fair value.  Accordingly, we have preliminarily estimated the fair value of the assets acquired and the liabilities assumed and will finalize such fair value estimates within twelve months of the acquisition date.  For further discussion of our acquisition of NAM, see Note 2 “Business Combinations” of the notes to our condensed consolidated financial statements included elsewhere in this report.

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

On December 22, 2017, the Tax Cut and Jobs Act (the “Tax Act”) was enacted into law, which, among other items, lowered the U.S. corporate tax rate from 35% to 21%, effective January 1, 2018.  Shortly after the Tax Act was enacted, the Securities and Exchange Commission (“SEC”) issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) to address the application of GAAP and direct taxpayers to consider the impact of the Tax Act as “provisional” when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for the change in tax law.  SAB 118 provided a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740.  As of June 29, 2018, we have not yet completed our accounting for the income tax effects of the Tax Act, and although we do not believe there will be any material adjustments in subsequent reporting periods, the ultimate impact may differ from the provisional amounts, due to, among other things, the limitation on the deductibility of certain executives’ compensation pursuant to Section 162(m) of the Internal Revenue Code, and a detailed evaluation of the contractual terms of our fourth quarter 2017 capital additions to determine whether they qualify for the 100% expensing pursuant to the Tax Act.  There have not been any revisions to previously estimated amounts during the three month period ended June 29, 2018, and we expect our accounting to be complete when the 2017 U.S. corporate income tax return is filed in 2018.

During each fiscal year, management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize existing deferred tax assets.  For fiscal year 2017, we ultimately determined that it was more-likely-than-not that the entire California net operating loss will not be utilized prior to expiration.  Significant pieces of objective evidence evaluated included our history of utilization of California net operating losses in prior years for each of our subsidiaries, as well as our forecasted amount of net operating loss utilization for certain members of the combined group.  As a result, we recorded a valuation allowance in the amount of $87,000 at the end of fiscal year 2017 related to California net operating losses.  There was no change to the valuation allowance during the six months ended June 29, 2018.

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

We recognize the tax benefit from uncertain tax positions if it is more likely than not that the tax positions will be sustained on examination by the tax authorities, based on the technical merits of the position.  The tax benefit is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.  We recognize interest and penalties related to unrecognized tax benefits in income tax expense.  As of June 29, 2018, we recorded a liability of $0.4 million for uncertain tax positions related to miscellaneous tax deductions taken in open tax years.  Included in this amount are $0.4 million of tax benefits that, if recognized, would affect the effective tax rate.  No interest and penalties have been recorded related to unrecognized tax benefits as of June 29, 2018.

During the three months ended June 29, 2018, the Internal Revenue Service commenced its audit of our tax return for the fiscal year ended December 30, 2016.  We have not determined the impact of this examination due to the audit process having not been completed.

Results of Operations

The following table sets forth, for the periods indicated, certain information derived from our consolidated statements of operations expressed as a percentage of contract revenue.  Amounts may not add to the totals due to rounding.

	Fiscal Three Months Ended		Fiscal Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2018	2017	2018	2017
Statement of Operations Data:
Contract revenue	100.0%	100.0%	100.0%	100.0%
Direct costs of contract revenue (inclusive of directly related depreciation and amortization):
Salaries and wages	18.6	15.8	19.3	15.8
Subcontractor services and other direct costs	42.7	58.0	43.4	58.2
Total direct costs of contract revenue	61.3	73.8	62.7	74.0
General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	17.9	11.3	18.1	12.4
Facilities and facility related	2.3	1.6	2.3	1.6
Stock-based compensation	2.8	0.9	2.4	0.8
Depreciation and amortization	1.9	1.3	1.9	1.3
Other	6.8	4.8	7.2	5.2
Total general and administrative expenses	31.7	19.8	31.9	21.3
Income from operations	7.0	6.4	5.4	4.7
Other income (expense):
Interest expense, net	(0.1)	—	—	—
Other, net	—	—	—	—
Total other (expense) income, net	—	—	—	—
Income before income taxes	7.0	6.3	5.4	4.6
Income tax expense	1.5	1.7	0.5	0.4
Net income	5.5%	4.6%	4.9%	4.2%

Three Months Ended June 29, 2018 Compared to Three Months Ended June 30, 2017

Contract revenue.    Our contract revenue was $59.8 million for the three months ended June 29, 2018, with $41.7 million attributable to the Energy segment and $18.1 million attributable to the Engineering and Consulting segment.  Consolidated contract revenue decreased $12.0 million, or 16.7%, to $59.8 million for the three months ended June 29, 2018 as compared to $71.8 million for the three months ended June 30, 2017, primarily due to the reduction of pass-through subcontractor costs of a number of our larger Energy segment projects.

Contract revenue in our Energy segment decreased $12.0 million, or 22.3%, to $41.7 million for the three months ended June 29, 2018 as compared to $53.7 million for the three months ended June 30, 2017.  Contract revenue in our Energy segment primarily decreased as a result of reduced pass-through subcontractor costs of a number of our larger Energy segment projects.  Contract revenue for the Engineering and Consulting segment remained relatively flat for the three months ended June 29, 2018 as compared to the three months ended June 30, 2017.

Direct costs of contract revenue.    Direct costs of contract revenue were $36.7 million for the three months ended June 29, 2018, with $26.5 million attributable to the Energy segment and $10.2 million attributable to the Engineering and Consulting segment.  Overall, direct costs decreased by $16.4 million, or 30.9%, to $36.7 million for the three months ended June 29, 2018 from $53.0 million for the three months ended June 30, 2017.  This decrease is primarily attributable to reduced pass-through subcontractor expenses related to certain Energy segment projects.  Direct costs for the Engineering and Consulting segment decreased $0.2 million, or 1.7%.

Within direct costs of contract revenue, salaries and wages decreased by $0.2 million and subcontractor services and other direct costs decreased by $16.1 million.  Within direct costs of contract revenue, salaries and wages increased to 18.6% of contract revenue for the three months ended June 29, 2018 from 15.8% for the three months ended June 30, 2017 and subcontractor services and other direct costs decreased to 42.7% of contract revenue for the three months ended June 29, 2018 from 58.0% of contract revenue for the three months ended June 30, 2017, as a result of reduced pass-through subcontractor expenses related to certain Energy segment projects.

General and administrative expenses.    General and administrative expenses increased by $4.7 million, or 33.3%, to $19.0 million for the three months ended June 29, 2018 from $14.2 million for the three months ended June 30, 2017.  This was due primarily to an increase of $3.6 million, $0.8 million and $0.3 million in general and administrative expenses of the Energy segment, Engineering and Consulting segment and our unallocated corporate expenses, respectively.  General and administrative expenses as a percentage of contract revenue increased to 31.7% for the three months ended June 29, 2018 as compared to 19.8% for the three months ended June 30, 2017.  This increase was primarily due to increases in stock compensation expense from the implementation of a performance based restricted stock unit award program and an increase in salaries and wages as a result of rate changes and higher head count due to recent acquisitions.

Of the $4.7 million increase in general and administrative expenses, approximately $2.6 million relates to an increase in salaries and wages, payroll taxes and employee benefits, $1.0 million relates to an increase in stock-based compensation expenses, $0.6 million relates to an increase in other general and administrative expenses, $0.3 million relates to an increase in facilities and facility related expenses and $0.2 million relates to an increase in depreciation and amortization expenses.  The increase in salaries and wages, payroll taxes and employee benefits was primarily due to an overall increase in employee head count including employees related to the acquisitions of Integral Analytics and NAM.  The increase in stock based compensation expenses was primarily due to an increase in the issuance of new stock awards and the implementation of a performance based restricted stock unit award program.  The increase in other general and administrative expenses was primarily due to the accruing of bonuses.

Income from operations.   As a result of the above factors, our operating income was $4.2 million for the three months ended June 29, 2018 as compared to operating income of $4.6 million for the three months ended June 30, 2017.  Income from operations as a percentage of contract revenue was 7.0% for the three months ended June 29, 2018, as compared to 6.4% in the prior year period.  The increase in operating margin was primarily due to a significant decline in our overall revenue base as a result of a reduction in subcontractor services and other direct costs while income from operations decreased proportionately less than revenue.

Total other (expense) income, net.    Total other expense, net was $21,000 for the three months ended June 29, 2018, as compared to $31,000 for the three months ended June 30, 2017.

Income tax expense.    Income tax expense was $0.9 million for the three months ended June 29, 2018, as compared to $1.2 million for the three months ended June 30, 2017.  The quarter over quarter decrease of $0.4 million in tax expense, or 28.8%, is primarily due to a reduction in the corporate tax rate to 21% for 2018 pursuant to the Tax Act, and lower income before income tax expense.  During the three months ended June 29, 2018, the difference between the tax expense recorded and the expense that would be recorded by applying the federal statutory rate is primarily attributable to tax deductions related to stock option exercises and ESPP disqualifying dispositions.  In accordance with ASU 2016-09 (see Note 1 “Basis of Presentation, Organization and Operations of the Company” of the notes to our condensed consolidated financial statements included elsewhere in this report), the income tax benefit related to these deductions has been included as a reduction of 7.3% to our effective tax rate for the three months ended June 29, 2018.  The effective tax rate also varies from the federal statutory rate due to the impact of state income tax expense and certain expenses that are non-deductible for tax purposes, including meals and entertainment, compensation expenses related to our employee stock purchase plan and incentive stock options.

Net income.    As a result of the above factors, our net income was $3.3 million for the three months ended June 29, 2018, as compared to net income of $3.3 million for the three months ended June 30, 2017.  The increase in operating performance was offset by higher non-cash stock-based compensation expense.

Six Months Ended June 29, 2018 Compared to Six Months Ended June 30, 2017

Contract revenue.    Our contract revenue was $114.4 million for the six months ended June 29, 2018, with $79.1 million attributable to the Energy segment and $35.4 million attributable to the Engineering and Consulting segment. Consolidated contract revenue decreased $25.8 million, or 18.4%, to $114.4 million for the six months ended June 29, 2018 as compared to $140.2 million for the six months ended June 30, 2017, primarily due to the reduction of pass-through subcontractor costs of a number of our Energy segment projects.

Contract revenue in our Energy segment decreased $24.8 million, or 23.9%, to $79.1 million for the six months ended June 29, 2018 as compared to $103.8 million for the six months ended June 30, 2017.  Contract revenue for the Energy segment decreased primarily due to the reduction of pass-through subcontractor costs of a number of our larger Energy segment projects.  Contract revenue for the Engineering and Consulting segment decreased $1.0 million, or 2.7%, for the six months ended June 29, 2018 as compared to the six months ended June 30, 2017.

Direct costs of contract revenue.    Direct costs of contract revenue were $71.7 million for the six months ended June 29, 2018, with $52.4 million attributable to the Energy segment and $19.3 million attributable to the Engineering and Consulting segment.  Overall, direct costs decreased by $32.0 million, or 30.8%, to $71.7 million for the six months ended June 29, 2018 from $103.7 million for the six months ended June 30, 2017.  This decrease is primarily attributable to decreases in direct costs within our Energy segment of $30.8 million, or 37.1%, primarily as a result of reduced pass-through subcontractor expenses related to certain Energy segment projects.  Direct costs for the Engineering and Consulting segment decreased $1.2 million, or 5.7%.

Direct costs decreased as a result of a decrease in salaries and wages of $44,000 and subcontractor services and other costs of $31.9 million. Within direct costs of contract revenue, salaries and wages increased to 19.3% of contract revenue for the six months ended June 29, 2018 from 15.8% for the six months ended June 30, 2017, and subcontractor services and other direct costs decreased to 43.4% of contract revenue for the six months ended June 29, 2018 from 58.2% of contract revenue for the six months ended June 30, 2017. Subcontractor services decreased primarily due to the reduced pass-through subcontractor expenses related to certain Energy segment projects.

General and administrative expenses.    General and administrative expenses increased by $6.6 million, or 22.0%, to $36.5 million for the six months ended June 29, 2018 from $29.9 million for the six months ended June 30, 2017. This was due primarily to increases of $5.6 million and $1.1 million, in general and administrative expenses of the Energy segment and the Engineering and Consulting segment, respectively, offset by a decrease in unallocated corporate expenses of $0.1 million.  General and administrative expenses as a percentage of contract revenue increased to 31.9% for the six months ended June 29, 2018 as compared to 21.3% for the six months ended June 30, 2017.  This increase was primarily a result of increases in salaries and wages from our recent acquisitions, changes in current salary rates for our current employees and an increase in stock-based compensation.

Of the $6.6 million increase in general and administrative expenses, approximately $3.3 million relates to increases in salaries and wages, payroll taxes and employee benefits, $1.6 million relates to increases in stock-based compensation, $0.9 million relates to increases in other general and administrative expenses, $0.4 million relates to increases in facilities and facility related expenses and $0.3 million relates to increases in depreciation and amortization.  The increase in salaries and wages, payroll taxes and employee benefits was primarily due to an overall increase in employee head count including employees related to the acquisitions of Integral Analytics and NAM.  The increase in stock-based compensation was primarily due to issuing grants to employees and the implementation of a performance based restricted stock unit award program.  The increase in other general and administrative expenses was primarily due to increases in interest accretion related to our prior acquisitions and the reversal of certain bad debt accruals.  The increase in facilities and facility related expenses was primarily due to opening new offices and increases in base rent.

Income from operations.     As a result of the above factors, our operating income was $6.2 million for the six months ended June 29, 2018 as compared to operating income of $6.5 million for the six months ended June 30, 2017.  The decrease in income from operations was primarily due to lower overall contract revenue resulting from certain Energy segment projects nearing completion.  Income from operations as a percentage of contract revenue was 5.4% for the six months ended June 29, 2018, as compared to 4.7% in the prior year period, primarily due to a lower overall contract revenue base as compared to the same period in the prior year while income from operations decreased proportionately less than revenue.

Total other expense, net.    Total other expense, net was $34,000 for the six months ended June 29, 2018, as compared to $27,000 for the six months ended June 30, 2017. This increase in expense is primarily the result of higher interest expense during the quarter ended June 29, 2018, due to our revolving line of credit and various other obligations.

Income tax expense.    Income tax expense was $0.6 million for the six months ended June 29, 2018, as compared to $0.5 million for the six months ended June 30, 2017.  For both six month periods the difference between the tax expense recorded and the expense that would be recorded by applying each year’s federal statutory rate was attributable to various tax deductions.  In the six months ended June 29, 2018 the difference between the effective tax rate and the federal statutory rate is primarily attributable to tax deductions related to Section 179D deductions and stock option exercises.  In the six months ended June 30, 2017 the difference between the effective tax rate and the federal statutory rate is primarily attributable to tax deductions related to stock option exercises.  In accordance with ASU 2016-09 (see Note 1 “—Basis of Presentation, Organization and Operations of the Company” of the notes to our condensed consolidated financial statements included elsewhere in this report), the income tax benefit related to these deductions has been included as a reduction of 18.1% to our effective tax rate for the six months ended June 29, 2018.  The effective tax rate also varies from the federal statutory rate due to the impact of state income tax expense, and certain expenses that are non-deductible for tax purposes, including meals and entertainment, compensation expenses related to our employee stock purchase plan and incentive stock options.

Net income.    As a result of the above factors, our net income was $5.5 million for the six months ended June 29, 2018, as compared to net income of $6.0 million for the six months ended June 30, 2017.  This decrease was primarily due to an increase in stock-based compensation.

Liquidity and Capital Resources

As of June 29, 2018, we had $11.2 million of cash and cash equivalents.  Our cash decreased by $3.2 million since December 29, 2017 primarily due to net cash used in financing and investing activities of $3.8 million and $3.5 million, respectively, offset by net cash provided by operating activities of $4.0 million.  The net cash used in financing activities was primarily payments of contingent consideration related to our prior acquisitions and the net cash used in investing activities was primarily cash paid for an acquisition, net of cash acquired.  Our primary source of liquidity is cash generated from operations.  We also have a revolving line of credit with BMO, which matures on January 20, 2020 and provides for a revolving line of credit of up to $35.0 million, including a $10.0 million standby letter of credit sub-facility.  Subject to satisfying certain conditions described in the Amended and Restated Credit Agreement (the “Credit Agreement”), dated January 20, 2017, with BMO, as lender, we may request that BMO increase the aggregate amount under the revolving line of credit by up to $25.0 million, for a total facility size of $60.0 million; however, BMO is not obligated to do so.  We believe that our cash and cash equivalents on hand, cash generated by operating activities and available borrowings under our revolving line of credit will be sufficient to finance our operating activities for at least the next 12 months.

Cash Flows from Operating Activities

Cash flows provided by operating activities were $4.0 million for the six months ended June 29, 2018, as compared to cash flows provided by operating activities of $7.1 million for the six months ended June 30, 2017.  Cash flows provided by operating activities for the six months ended June 29, 2018 resulted primarily from a decrease in accounts receivable and our net income, partially offset by an increase in contract assets, and a decrease in contract liabilities.  Cash flows provided by operating activities for the six months ended June 30, 2017 resulted primarily from our net income, increases in accounts payable and accrued liabilities and a decrease in accounts receivable, partially offset by an increase in contract assets.

Cash Flows from Investing Activities

Cash flows used in investing activities were $3.5 million for the six months ended June 29, 2018 as compared to cash flows used in investing activities of $1.4 million for the six months ended June 30, 2017.  The cash flows used in investing activities for the six months ended June 29, 2018 and June 30, 2017 were primarily due to cash paid for acquisitions, net of cash received and the purchase of equipment and leasehold improvements, respectively.

Cash Flows from Financing Activities

Cash flows used in financing activities were $3.8 million for the six months ended June 29, 2018 as compared to cash flows used in financing activities of $2.0 million for the six months ended June 30, 2017.  The cash flows used in financing activities for the six months ended June 29, 2018 were primarily attributable to payments of $3.6 million for contingent consideration and on notes payable related to our prior acquisitions.  The cash flows used in financing activities for the six months ended June 30, 2017 were primarily attributable to payments of $3.8 million for contingent consideration and on notes payable related to our previous acquisitions, partially offset by $1.7 million in proceeds from stock option exercises.

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

As of June 29, 2018, we were in compliance with all covenants under the Credit Agreement.

Insurance Premiums.  We have also financed, from time to time, insurance premiums by entering into unsecured notes payable with insurance companies.  During our annual insurance renewals in the fourth quarter of our fiscal year ended December 29, 2017, we did not elect to finance our insurance premiums for the upcoming fiscal year.

Contractual obligations

We had no material changes in commitments for operating lease obligations or capital lease obligations as of June 29, 2018, as compared to those disclosed in our table of contractual obligations included in our Annual Report on Form 10-K for the year ended December 29, 2017.  As of June 29, 2018, our long-term debt obligation decreased by $0.9 million as a result of cash paid on the deferred purchase price on the acquisition of substantially all of the assets of Genesys of $0.4 million and cash paid to our BMO revolving credit facility of $0.5 million.

We are obligated to pay earn-out payments in connection with our acquisitions of Integral Analytics and NAM and substantially all of the assets of 360 Energy Engineers, LLC (“360 Energy”).  We are obligated to pay (i) up to $12.0 million in cash based on future work obtained from the business of Integral Analytics during the three years after the closing of the acquisition, payable in installments if certain financial targets are met during the three years, (ii) up to $1.0 million in cash, over a one-year earn out period if certain financial targets are met and (iii) up to $1.2 million in cash, if certain financial targets of our divisions made up of the assets acquired from, and former employees of, 360 Energy are met for fiscal year 2018.  As of June 29, 2018, we had contingent consideration payable of $7.9 million related to these acquisitions, which includes $0.3 million of accretion (net of fair value adjustments) related to the contingent consideration.

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

The increase in contract assets was primarily attributable to the reclassification of retainage from accounts receivable to contract assets as of December 30, 2017 due to the adoption of ASU 2014-09, offset by normal business operations for the six months ended June 29, 2018.  The decrease in contract liabilities was primarily related to normal business operations for the six months ended June 29, 2018.

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

We recognized the cumulative effect of initially applying ASC 606 as an adjustment to retained earnings in the balance sheet as of December 30, 2017 as follows:

	Balance at	Adjustments	Balance at
	December 29,	Due to	December 30,
	2017	ASC 606	2017
Assets
Accounts receivable, net of allowance for doubtful accounts	$38,441,000	$(8,560,000)	$29,881,000
Contract assets	$24,732,000	$9,328,000	$34,060,000

Liabilities
Deferred income taxes, net	$2,463,000	$(215,000)	$2,248,000

Equity
Retained earnings	$19,588,000	$553,000	$20,141,000

The impact of adoption on the Company’s condensed consolidated balance sheet and cash flows for the six month period ended June 29, 2018 was as follows:

	For the six month period June 29, 2018
	As	Balances Without	Effect of Change
	Reported	Adoption of ASC 606	Higher/(Lower)
Assets
Accounts receivable, net of allowance for doubtful accounts	$22,896,000	$30,497,000	$(7,601,000)
Contract assets	$42,410,000	$34,240,000	$8,170,000

Liabilities
Deferred income taxes, net	$2,404,000	$2,593,000	$(189,000)

Equity
Retained earnings	$25,659,000	$25,390,000	$269,000

	For the six month period June 29, 2018
	As	Balances Without	Effect of Change
	Reported	Adoption of ASC 606	Higher/(Lower)
Cash flows from operating activities
Accounts receivable, net of allowance for doubtful accounts	$16,294,000	$8,693,000	$7,601,000
Contract assets	(16,910,000)	(9,309,000)	(7,601,000)
Total cash flows used in operating activities	$(616,000)	$(616,000)	$0

The impact of adoption on our opening balance sheet was primarily related to deferred revenues and unrecognized license renewals associated with software license agreements currently in force reclassified to retained earnings, net of the deferred income tax impact and reclassification of amounts between accounts receivable, net of allowance for doubtful accounts and contract assets based on whether an unconditional right to consideration has been established or not.  The impact of adoption on our statement of operations was not material for the six month period ended June 29, 2018.

The impact of adoption on our balance sheet was primarily related to conforming our software license contracts recorded over time based on previously acceptable methods to recognizing the full amount of most non-cancellable software licenses upon acceptance of the software by the customer.

Amounts classified as “Costs and estimated earnings in excess of billings on uncompleted contracts” and “Billings in excess of costs and estimated earnings on uncompleted contracts” on the consolidated balance sheets and statements of cash flows of our Annual Report on Form 10-K for the year ended December 29, 2017 have been reclassified as “Contract assets” and “Contract liabilities” on the condensed consolidated balance sheets and statements of cash flows.  In addition, contract assets include retainage amounts withheld from billings to our clients pursuant to provisions in our contracts.

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

As of June 29, 2018, we had cash and cash equivalents of $11.2 million.  This amount represents cash on hand in business checking accounts with BMO.

We do not engage in trading activities and do not participate in foreign currency transactions or utilize derivative financial instruments.

We are subject to interest rate risk in connection with borrowings under our revolving line of credit which bears interest at variable rates.  At June 29, 2018, we had $2.0 million of borrowings outstanding under our $35.0 million revolving credit facility and $2.7 million in letters of credit were issued with $30.3 million available for borrowing after considering the credit agreement’s debt covenants.  Borrowings under the Credit Agreement bear interest at a rate equal to either, at our option, (i) the highest of the prime rate, the Federal Funds Rate plus 0.5% or one-month LIBOR plus 1% (the “Base Rate”) or (ii) LIBOR, in each case plus an applicable margin ranging from 0.25% to 1.00% with respect to Base Rate borrowings and 1.25% to 2.00% with respect to LIBOR borrowings, and mature on January 20, 2020.  The applicable margin will be based upon our consolidated leverage ratio.  We will also be required to pay a commitment fee for the unused portion of the revolving line of credit, which will range from 0.20% to 0.35% per annum, and fees on any letters of credit drawn under the facility, which will range from 0.94% to 1.50%, in each case, depending on our consolidated leverage ratio.  Our borrowings under the revolving line of credit bear interest at the LIBOR rate plus an applicable margin ranging between 1.25% and 2.00%, currently set at the LIBOR rate plus 1.25%, or 3.59%, as of June 29, 2018 and matures on January 20, 2020.  We do not have any interest rate hedges or swaps.  Based upon the amount of outstanding indebtedness, a one percentage point change in the assumed interest rate would change our annual interest expense by approximately $20,000 in 2018.

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

In connection with the preparation of this Quarterly Report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 29, 2018.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, as of June 29, 2018.  No change in our internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In May 2017, effective May 2018, we repurchased 7,435 shares of our common stock at an average price of $32.35 per from employees to satisfy tax withholding obligations incurred in connection with the vesting of restricted stock.

In May 2018, we repurchased 7,038 shares of our common stock at an average price of $27.98 per share from employees to satisfy tax withholding obligations incurred in connection with the vesting of restricted stock.

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
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of June 29, 2018 and June 30, 2017; (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 29, 2018 and June 30, 2017; (iii) the Condensed Consolidated Statements of Stockholders Equity for the six months ended June 29, 2018; (iv) the Condensed Consolidated Statement of Cash Flows for the six months ended June 29, 2018 and June 30, 2017 and (iv) the Notes to the Condensed Consolidated Financial Statements.

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLDAN GROUP, INC.

By:	/s/ Stacy B. McLaughlin
Stacy B. McLaughlin
Vice President and Chief Financial Officer
Date: August 3, 2018