Form 10-Q
period 2018-09-28
Willdan Group, Inc.
filed 2018-11-02
CIK 1370450

scenario

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 1, 2018, there were 10,935,424 shares of common stock, $0.01 par value per share, of Willdan Group, Inc. issued and outstanding.

WILLDAN GROUP, INC.

FORM 10-Q QUARTERLY REPORT

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q (this “10-Q”) contains statements that constitute forward-looking statements as that term is defined by the Private Securities Litigation Reform Act of 1995, as amended. These statements concern our business, operations and financial performance and condition as well as our plans, objectives and expectations for our business operations and financial performance and condition, which are subject to risks and uncertainties. All statements other than statements of historical fact included in this 10-Q are forward-looking statements. These statements may include words such as “aim,” “anticipate,” “assume,” “believe,” “can have,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “likely,” “may,” “objective,” “plan,” “potential,” “positioned,” “predict,” “should,” “target,” “will,” “would” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events or trends. For example, all statements we make relating to our plans and objectives for future operations, growth or initiatives and strategies are forward-looking statements.

These forward-looking statements are based on current expectations, estimates, forecasts and projections about our business and the industry in which we operate and our management’s beliefs and assumptions. We derive many of our forward-looking statements from our own operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that predicting the impact of known factors is very difficult, and we cannot anticipate all factors that could affect our actual results.

All of our forward-looking statements are subject to risks and uncertainties that may cause our actual results to differ materially from our expectations. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to:

•	our ability to complete our pending acquisition of Lime Energy (as defined herein) and, if completed, to obtain the anticipated benefits therefrom,
•

our ability to satisfy the conditions precedent to borrowing under the Delayed Draw Term Loan Facility (as defined herein) and, if we borrow under the Delayed Draw Term Loan Facility, our ability to make principal and interest payments as they come due and comply with applicable financial maintenance covenants,

•	our ability to adequately complete projects in a timely manner,
•	our ability to compete successfully in the highly competitive energy market,
•	changes in state, local and regional economies and government budgets,
•

our ability to win new contracts, to renew existing contracts (including with our two primary customers and, if the acquisition of Lime Energy is completed, the two primary customers of Lime Energy) and to compete effectively for contracts awarded through bidding processes, and

•	our ability to successfully integrate our acquisitions and execute on our growth strategy.

The above is not a complete list of factors or events that could cause actual results to differ from our expectations, and we cannot predict all of them. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements and risk factors disclosed in this 10-Q and under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in our Annual Report on Form 10-K for the year ended December 29, 2017 and in our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2018, as such disclosures may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange Commission, including subsequent Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and public communications. You should evaluate all forward-looking statements made in this 10-Q and otherwise in the context of these risks and uncertainties.

Potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on any forward-looking statements we make. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are not guarantees of future performance or developments and involve known and unknown risks, uncertainties and other factors that are in many cases beyond our control. Except as required by law, we undertake no obligation to update or revise any forward-looking statements publicly, whether as a result of new information, future developments or otherwise.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 28,	December 29,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$16,681,000	$14,424,000
Accounts receivable, net of allowance for doubtful accounts of $296,000 and $369,000 at September 28, 2018 and December 29, 2017, respectively	19,725,000	38,441,000
Contract assets	43,752,000	24,732,000
Other receivables	315,000	1,833,000
Prepaid expenses and other current assets	3,549,000	3,760,000
Total current assets	84,022,000	83,190,000
Equipment and leasehold improvements, net	5,042,000	5,306,000
Goodwill	40,187,000	38,184,000
Other intangible assets, net	10,454,000	10,666,000
Other assets	904,000	826,000
Total assets	$140,609,000	$138,172,000
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$18,979,000	$20,826,000
Accrued liabilities	21,804,000	23,293,000
Contingent consideration payable	4,020,000	4,246,000
Contract liabilities	5,001,000	7,321,000
Notes payable	—	383,000
Capital lease obligations	216,000	289,000
Total current liabilities	50,020,000	56,358,000
Contingent consideration payable	1,949,000	5,062,000
Notes payable	—	2,500,000
Capital lease obligations, less current portion	193,000	160,000
Deferred lease obligations	599,000	614,000
Deferred income taxes, net	1,582,000	2,463,000
Other noncurrent liabilities	468,000	363,000
Total liabilities	54,811,000	67,520,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized; 8,921,000 and 8,799,000 shares issued and outstanding at September 28, 2018 and December 29, 2017, respectively	89,000	88,000
Additional paid-in capital	56,739,000	50,976,000
Retained earnings	28,970,000	19,588,000
Total stockholders’ equity	85,798,000	70,652,000
Total liabilities and stockholders’ equity	$140,609,000	$138,172,000

See accompanying notes to the unaudited condensed consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2018	2017	2018	2017

Contract revenue	$71,386,000	$69,007,000	$185,814,000	$209,191,000

Direct costs of contract revenue (inclusive of directly related depreciation and amortization):
Salaries and wages	11,233,000	11,425,000	33,358,000	33,594,000
Subcontractor services and other direct costs	36,840,000	37,310,000	86,453,000	118,881,000
Total direct costs of contract revenue	48,073,000	48,735,000	119,811,000	152,475,000

General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	11,125,000	8,691,000	31,875,000	26,092,000
Facilities and facility related	1,492,000	1,235,000	4,087,000	3,478,000
Stock-based compensation	1,705,000	896,000	4,431,000	1,992,000
Depreciation and amortization	1,117,000	1,053,000	3,292,000	2,896,000
Other	2,961,000	4,214,000	11,226,000	11,548,000
Total general and administrative expenses	18,400,000	16,089,000	54,911,000	46,006,000
Income from operations	4,913,000	4,183,000	11,092,000	10,710,000

Other income (expense):
Interest expense, net	(22,000)	(23,000)	(75,000)	(88,000)
Other, net	17,000	18,000	36,000	56,000
Total other expense, net	(5,000)	(5,000)	(39,000)	(32,000)
Income before income taxes	4,908,000	4,178,000	11,053,000	10,678,000

Income tax expense	1,597,000	1,292,000	2,224,000	1,839,000
Net income	$3,311,000	$2,886,000	$8,829,000	$8,839,000

Earnings per share:
Basic	$0.37	$0.33	$1.00	$1.03
Diluted	$0.35	$0.31	$0.95	$0.97

Weighted-average shares outstanding:
Basic	8,844,000	8,730,000	8,798,000	8,580,000
Diluted	9,343,000	9,248,000	9,283,000	9,138,000

See accompanying notes to the unaudited condensed consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional
	Common Stock		Paid-in
	Shares	Amount	Capital	Retained Earnings	Total
Balance at December 29, 2017	8,799,000	$88,000	$50,976,000	$19,588,000	$70,652,000
Shares of common stock issued in connection with employee stock purchase plan	65,000	—	1,299,000	—	1,299,000
Shares of common stock issued in connection with incentive stock plan	51,000	1,000	475,000	—	476,000
Unregistered sales of equity securities and use of proceeds	(15,000)	—	(442,000)	—	(442,000)
Restricted Stock Awards	21,000	—	—	—	—
Stock-based compensation expense	—	—	4,431,000	—	4,431,000
Net income	—	—	—	8,829,000	8,829,000
Cumulative effect from adoption of ASC 606	—	—	—	553,000	553,000
Balance at September 28, 2018	8,921,000	$89,000	$56,739,000	$28,970,000	$85,798,000

See accompanying notes to the unaudited condensed consolidated financial statements

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 28,	September 29,
	2018	2017
Cash flows from operating activities:
Net income	$8,829,000	$8,839,000
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,391,000	2,976,000
Deferred income taxes, net	(1,460,000)	1,784,000
(Gain) loss on sale/disposal of equipment	(17,000)	26,000
Provision for (recovery of) doubtful accounts	317,000	(98,000)
Stock-based compensation	4,431,000	1,992,000
Accretion and fair value adjustments of contingent consideration	(713,000)	779,000
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts receivable	19,492,000	(5,061,000)
Contract assets	(18,252,000)	(8,200,000)
Other receivables	1,518,000	(1,071,000)
Prepaid expenses and other current assets	78,000	(167,000)
Other assets	(78,000)	44,000
Accounts payable	(1,960,000)	5,408,000
Accrued liabilities	(1,672,000)	(3,340,000)
Contract liabilities	(2,320,000)	(1,812,000)
Deferred lease obligations	(15,000)	(64,000)
Net cash provided by operating activities	11,569,000	2,035,000
Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(720,000)	(1,826,000)
Proceeds from sale of equipment	41,000	—
Cash paid for acquisitions, net of cash acquired	(2,994,000)	(14,603,000)
Net cash used in investing activities	(3,673,000)	(16,429,000)
Cash flows from financing activities:
Payments on contingent consideration	(3,768,000)	(1,659,000)
Payments on notes payable	(383,000)	(3,270,000)
Repayments under line of credit	(2,500,000)	—
Principal payments on capital lease obligations	(321,000)	(323,000)
Proceeds from stock option exercise	476,000	1,751,000
Proceeds from sales of common stock under employee stock purchase plan	1,299,000	830,000
Unregistered sales of equity securities and use of proceeds	(442,000)	—
Net cash used in financing activities	(5,639,000)	(2,671,000)
Net increase (decrease) in cash and cash equivalents	2,257,000	(17,065,000)
Cash and cash equivalents at beginning of period	14,424,000	22,668,000
Cash and cash equivalents at end of period	$16,681,000	$5,603,000
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$75,000	$88,000
Income taxes	2,061,000	2,142,000
Supplemental disclosures of noncash investing and financing activities:
Issuance of common stock related to business acquisitions	—	3,099,000
Contingent consideration related to business acquisitions	943,000	5,400,000
Other payable for working capital adjustment	698,000	1,881,000
Equipment acquired under capital leases	281,000	263,000

See accompanying notes to the unaudited condensed consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 28, 2018
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

Nature of Business

Willdan Group, Inc. and subsidiaries (the “Company”) is a provider of professional technical and consulting services to utilities, private industry, and public agencies at all levels of government. The Company enables its clients to realize cost and energy savings by providing a wide range of specialized services without having to incur and maintain the overhead necessary to develop staffing in-house. Such services include energy and sustainability, engineering, construction management and planning, economic and financial consulting and national preparedness and interoperability. The Company operates its business through a nationwide network of offices spread across 19 states and the District of Columbia.  Its clients primarily consist of public and governmental agencies, including cities, counties, public utilities, redevelopment agencies, water districts, school districts and universities, state agencies, federal agencies, a variety of other special districts and agencies, private utilities and industry and tribal governments.  The Company’s business with public and private utilities is concentrated primarily in California and New York and its business with public agencies is concentrated in California, New York and Arizona.

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

As of September 28, 2018, the Company had one VIE— Genesys Engineering, P.C. (“Genesys”). Pursuant to New York law, the Company does not own capital stock of Genesys and does not have control over the professional decision making of Genesys’ engineering services. The Company, however, has entered into an administrative services agreement with Genesys pursuant to which WES, the Company’s wholly-owned subsidiary, will provide Genesys with ongoing administrative, operational and other non-professional support services. The Company manages Genesys and has the power to direct the activities that most significantly impact Genesys’ performance, in addition to being obligated to absorb expected losses from Genesys. Accordingly, the Company is the primary beneficiary of Genesys and consolidates Genesys as a VIE.

Management also concluded there is no noncontrolling interest related to the consolidation of Genesys because management determined that (i) the shareholder of Genesys does not have more than a nominal amount of equity investment at risk, (ii) WES absorbs the expected losses of Genesys through its deferral of Genesys’ service fees owed to WES, and the Company has, since entering into the administrative services agreement, had to continuously defer the service fees for Genesys, and (iii) the Company believes Genesys will continue to have a shortfall on payment of its service fees for the foreseeable future, leaving no expected residual returns for the shareholder.

Segment Information

Willdan Group, Inc. is a holding company with six wholly-owned subsidiaries. The Company presents segment information externally consistent with the manner in which the Company’s chief operating decision maker reviews information to assess performance and allocate resources. Willdan Group, Inc. performs administrative functions on behalf of its subsidiaries, such as treasury, legal, accounting, information systems, human resources and certain business development activities, and earns revenue that is only incidental to the activities of the enterprise. As a result, Willdan Group, Inc. does not meet the definition of an operating segment. The Company’s two segments are Energy and Engineering and Consulting.  The Company’s principal segment, Energy, consists of the business of its subsidiary, WES, which offers energy and sustainability consulting services to utilities public agencies and private industry. The Company’s Engineering and Consulting segment includes the operation of the Company’s remaining subsidiaries, Willdan Engineering, Willdan Infrastructure, Public Agency Resources, Willdan Financial Services and Willdan Homeland Solutions. Willdan Engineering provides civil engineering-related construction management, building and safety, city engineering, city planning, geotechnical, material testing and other engineering consulting services to its clients. Willdan Infrastructure, which was launched in fiscal year 2013, provides engineering services to larger rail, port, water, mining and other civil engineering projects. Public Agency Resources primarily provides staffing to Willdan Engineering. Willdan Financial Services provides economic and financial consulting to public agencies. Willdan Homeland Solutions provides national preparedness and interoperability services and communications and technology solutions. See Note 10 “Segment Information” for revised and restated segment information for the current and prior period.

Contract Assets and Liabilities

Amounts classified as “Costs and estimated earnings in excess of billings on uncompleted contracts” and “Billings in excess of costs and estimated earnings on uncompleted contracts” on the consolidated balance sheets of the Company’s Annual Report on Form 10-K for the year ended December 29, 2017 have been reclassified as “Contract assets” and “Contract liabilities”, respectively, on the condensed consolidated balance sheets and statements of cash flows.

Billing practices are governed by the contract terms of each project based upon costs incurred, achievement of milestones or pre-agreed schedules. Billings do not necessarily correlate with revenue recognized using the percentage-of-completion method of revenue recognition. Contract assets include unbilled amounts typically resulting from revenue under long-term contracts when the percentage-of-completion method of revenue recognition is utilized and revenue recognized exceeds the amount billed to the customer and right to payment is not unconditional. In addition, contract assets include retainage amounts withheld from billings to the Company’s clients pursuant to provisions in the contracts. Contract liabilities consist of advance payments and billings in excess of revenue recognized and deferred revenue.

The increase in contract assets was primarily attributable to the reclassification of retainage from accounts receivable to contract assets as of December 30, 2017 due to the adoption of Accounting Standards Update (“ASU”) 2014-09, offset by normal business operations for the nine months ended September 28, 2018. The decrease in contract liabilities was primarily related to normal business operations for the nine months ended September 28, 2018.

Contract Accounting

The Company enters into contracts with its clients that contain various types of pricing provisions, including fixed price, time-and-materials, unit-based and service related provisions. The Company recognizes revenues in accordance with ASU 2014-09, Revenue from Contracts with Customer, codified as ASC Topic 606 and the related amendments (collectively “ASC 606”). As such, the Company identifies a contract with a customer, identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to each performance obligation in the contract and recognizes revenues when (or as) the Company satisfies a performance obligation.

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

Revenue on the vast majority of the Company’s contracts will continue to be recognized over time because of the continuous transfer of control to the customer. Revenue on fixed price contracts is recognized on the percentage-of-completion method based generally on the ratio of direct costs incurred-to-date to estimated total direct costs at completion. The Company’s uses the percentage-of-completion method to better match the level of work performed at a certain point in time in relation to the effort that will be required to complete a project. In addition, the percentage-of-completion method is a common method of revenue recognition in the Company’s industry.

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

The Company may enter into contracts that include separate phases or elements. If each phase or element is negotiated separately based on the technical resources required and/or the supply and demand for the services being provided, the Company evaluates if the contracts should be segmented. If certain criteria are met, the contracts would be segmented which could result in revenues being assigned to the different elements or phases with different rates of profitability based on the relative value of each element or phase to the estimated total contract revenue. Segmented contracts may comprise up to approximately 2.0% to 3.0% of the Company’s consolidated contract revenue.

Contracts that cover multiple phases or elements of the project or service lifecycle (development, construction and maintenance and support) may be considered to have multiple performance obligations even when they are part of a single contract. For contracts with multiple performance obligations, the Company allocates the transaction price to each performance obligation using the best estimate of the standalone selling price of each distinct good or service in the contract. For the periods presented, contracts with multiple performance obligations were not material. In cases where the Company does not provide the distinct good or service on a standalone basis, the primary method used to estimate standalone selling price is the expected cost plus a margin approach, under which the Company forecasts the Company’s expected costs of satisfying a performance obligation and then adds an appropriate margin for the distinct good or service.

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

Billing practices are governed by the contract terms of each project based upon costs incurred, achievement of milestones or pre-agreed schedules. Billings do not necessarily correlate with revenue recognized using the percentage-of-completion method of revenue recognition.

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

Retainage, included in contract assets, represents amounts withheld from billings to the Company’s clients pursuant to provisions in the contracts and may not be paid to the Company until specific tasks are completed or the project is completed and, in some instances, for even longer periods. At September 28, 2018 and December 29, 2017, contract assets included retainage of approximately $6.9 million and $8.6 million, respectively.

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

Liquidity

As of September 28, 2018, the Company had $16.7 million of cash and cash equivalents. The Company’s primary source of liquidity is cash generated from operations. In addition, as of September 28, 2018, the Company also had a revolving line of credit with BMO Harris Bank, N.A. (“BMO”), which was scheduled to mature on January 20, 2020 (see Note 7 “Debt”), but which was refinanced on October 1, 2018 (see Note 12 “Subsequent Events”). The Company believes that its cash and cash equivalents on hand, cash generated by operating activities and funds available under its current line of credit (if needed and if available) will be sufficient to finance its operating activities for at least the next 12 months.

Adoption of New Accounting Standards

On December 30, 2017, the Company adopted ASC 606, using the modified retrospective method applied to those contracts which were not completed as of December 29, 2017. Prior to adopting ASC 606, it established an implementation team, which included senior managers from its finance and accounting group. The implementation team evaluated the impact of adopting ASC 606 on the Company’s contracts expected to be uncompleted as of December 30, 2017 (the date of adoption). The evaluation included reviewing the Company’s accounting policies and practices to identify differences that would result from applying the requirements of the new standard. The Company identified and made changes to its processes, systems and controls to support recognition and disclosure under the new standard. The implementation team worked closely with various professional consultants and attended several formal conferences and seminars to conclude on certain interpretative issues.

The Company recognizes engineering and consulting contract revenue over time using the percentage-of-completion method, based primarily on contract cost incurred to date compared to total estimated contract cost. Revenue on the vast majority of the Company’s contracts will continue to be recognized over time because of the continuous transfer of control to the customer. Revenue recognition for software licenses issued by the Energy segment is recognized at a point in time, upon acceptance of the software by the customer and in recognition of the fulfillment of the performance obligation. Certain additional performance obligations beyond the base software license may be separated from the gross license fee and amortized over time.

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

The impact of adoption on the Company’s condensed consolidated balance sheet and cash flows for the nine month period ended September 28, 2018 was as follows:

	For the nine month period ended September 28, 2018
	As	Balances Without	Effect of Change
	Reported	Adoption of ASC 606	Higher/(Lower)
Assets
Accounts receivable, net of allowance for doubtful accounts	$19,725,000	$26,634,000	$(6,909,000)
Contract assets	$43,752,000	$36,443,000	$7,309,000

Liabilities
Deferred income taxes, net	$1,582,000	$1,731,000	$(149,000)

Equity
Retained earnings	$28,970,000	$28,850,000	$120,000

	For the nine month period ended September 28, 2018
	As	Balances Without	Effect of Change
	Reported	Adoption of ASC 606	Higher/(Lower)
Cash flows from operating activities
Accounts receivable, net of allowance for doubtful accounts	$19,492,000	$12,583,000	$6,909,000
Contract assets	(18,252,000)	(11,343,000)	(6,909,000)
Total cash flows used in operating activities	$1,240,000	$1,240,000	$0

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

The impact of adoption on the Company’s balance sheet at September 28, 2018 was primarily related to conforming the accounting treatment of most of the Company’s non-cancellable software license contracts, which were previously recorded over time based on prior acceptable accounting methods, and now recognize the full amount of such licenses upon acceptance of the software by the customer.

The impact of adoption on the Company’s statement of operations was not material for the nine month period ended September 28, 2018.

Recent Accounting Pronouncements

Revenue Recognition

Effective December 30, 2017, the Company adopted ASC 606 using the modified retrospective approach. See Note  1 “Basis of Presentation, Organization and Operations of the Company—Adoption of New Accounting Standards” above for a discussion of the Company’s adoption of ASC 606.

Statement of Cash Flows

In August 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-15, Statement of Cash Flows: Clarification of Certain Cash Receipts and Cash Payments, which eliminates the diversity in practice related to the classification of certain cash receipts and payments in the statement of cash flows, by adding or clarifying guidance on eight specific cash flow issues. ASU 2016-15 is effective for annual and interim reporting periods beginning after December 15, 2017. ASU 2016-15 provides for retrospective application for all periods presented. Effective December 30, 2017, the Company adopted ASU 2016-15 and the impact did not have a material effect on the Company’s condensed consolidated financial statements.

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The FASB issued this update to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The updated guidance is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of the update was permitted. The Company has developed a detailed plan to implement the new standard and, through a cross functional team, is assessing contractual arrangements that may qualify as leases under the new standard. Based on initial evaluations performed by the Company, the impact of the new standard will be an increase to right of use assets and lease liabilities on the Company’s consolidated balance sheet, primarily as a result of operating leases currently not recognized on the balance sheet. The Company expects to complete its evaluations of the impact of the new standard during the fourth quarter of 2018.

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

2.BUSINESS COMBINATIONS

Acquisition of Newcomb Anderson McCormick

On April 30, 2018, the Company, through its wholly-owned subsidiary, WES, acquired all of the outstanding equity interests of Newcomb Anderson McCormick, Inc. (“NAM”). NAM is an energy engineering and consulting company with offices in San Francisco and Los Angeles that provides clients with mechanical engineering expertise and comprehensive energy efficiency programs and services. Pursuant to the terms of the Stock Purchase Agreement, dated April 30, 2018, by and among the Company, WES and NAM, WES will pay NAM shareholders a maximum purchase price of $4.0 million, subject to potential earn-out payments plus working capital adjustments, to be paid in cash. In connection with the Company’s New Credit Facilities (as defined herein), as of October 8, 2018, the earn-out payments to NAM shareholders became subject to certain subordination provisions in favor of BMO, as the Company’s senior secured lender, under the New Credit Facilities.  The Company expects to finalize the purchase price allocation with respect to this transaction by the end of the second quarter of 2019. NAM’s financial information is included within the Energy segment.

Acquisition of Integral Analytics

On July 28, 2017, the Company and the Company’s wholly-owned subsidiary, WES, acquired all of the outstanding shares of Integral Analytics, Inc. (“Integral Analytics”), a data analytics and software company, pursuant to the Stock Purchase Agreement, dated July 28, 2017 (the “Purchase Agreement”), by and among Willdan Group, Inc., WES, Integral Analytics, the stockholders of Integral Analytics (the “IA Stockholders”) and the Sellers’ Representative (as defined therein). The Company believes the addition of Integral Analytics’ capabilities will improve the ability to target locational energy savings and microgrids and can provide a clear technical advantage on energy programs. Integral Analytics’ financial information is included within the Energy segment.

Pursuant to the terms of the Purchase Agreement, WES will pay the IA Stockholders a maximum purchase price of $30.0 million, consisting of (i) $15.0 million in cash paid at closing (subject to certain post-closing tangible net asset value adjustments), (ii) 90,611 shares of common stock, par value $0.01 per share, of Willdan Group, Inc. (“Common

Stock”) issued at closing, equaling $3.0 million, calculated based on the volume-weighted average price of shares of Common Stock for the ten trading days immediately prior to, but not including, the closing date of the acquisition of Integral Analytics (the “Closing Date”) and (iii) up to $12.0 million in cash for a percentage of sales attributable to the business of Integral Analytics during the three years after the Closing Date, as more fully described below (such potential payments of up to $12.0 million, being referred to as “Earn-Out Payments” and $12.0 million in respect thereof, being referred to as the “Maximum Payout”). The Company used cash on hand for the $15.0 million cash payment paid at closing. As of September 30, 2018, we finalized the purchase price allocation (as detailed in the table below) with respect to this transaction.

The size of the Earn-Out Payments to be paid will be determined based on two factors. First, the IA Stockholders will receive 2% of gross contracted revenue for new work sold by the Company in close collaboration with Integral Analytics during the three years following the Closing Date (the “Earn-Out Period”). Second, the IA Stockholders will receive 20% of the gross contracted revenue specified in each executed and/or effective software licensing agreement, entered into by the Company or one of its affiliates that contains pricing either equal to or greater than standard pricing, of software offered for licensing by Integral Analytics during the Earn-Out Period. The amounts due to the IA Stockholders pursuant to these two factors will in no event, individually or in the aggregate, exceed the Maximum Payout. Earn-Out Payments will be made in quarterly installments for each year of the Earn-Out Period. For the purposes of both of these factors credit will be given to Integral Analytics for the gross contracted revenue in the quarter in which the contract/license is executed, regardless of when the receipt of payment thereunder is expected. The amount of gross contracted revenue for contracts with unfunded ceilings or of an indeterminate contractual value will be mutually agreed upon. Further, in the event of a change of control of WES during the Earn-Out Period, any then-unpaid amount of the Maximum Payout will be paid promptly to the IA Stockholders, even if such Earn-Out Payments have not been earned at that time. The Company has agreed to certain covenants regarding the operation of Integral Analytics during the Earn-Out Period, of which a violation by the Company could result in damages being paid to the IA Stockholders in respect of the Earn-Out. In addition, as of September 28, 2018, the Earn-Out Payments were subject to certain subordination provisions in favor of BMO, as the Company’s senior secured lender, under the Prior Credit Agreement (see Note 7 “Debt” below).  In connection with the Company’s New Credit Facilities, as of October 6, 2018, the Earn-Out Payments became subject to certain subordination provisions in favor of BMO, as the Company’s senior secured lender, under the New Credit Facilities.

WES has also established a bonus pool for the employees of Integral Analytics to be paid based on Integral Analytics’ performance against certain targets.

The acquisition was accounted for as a business combination in accordance with ASC 805. Under ASC 805, the Company recorded the acquired assets and assumed liabilities at their estimated fair value with the excess allocated to goodwill. Goodwill represents the value the Company expects to achieve through the operational synergies and the expansion into new markets. The Company estimates that the entire $15.9 million of goodwill resulting from the acquisition will be tax deductible. Consideration for the acquisition includes the following information:

Integral Analytics
Cash paid	$15,000,000
Other payable for working capital adjustment	113,000
Issuance of common stock	3,100,000
Contingent consideration	5,600,000
Total consideration	$23,813,000

The following table summarizes the final purchase price allocation for the acquired assets recorded at their estimated fair value as of the acquisition date:

Integral Analytics
Current assets	$626,000
Non-current assets	2,000
Cash	397,000
Property, plant and equipment	5,000
Liabilities	(946,000)
Customer relationships	1,200,000
Tradename	990,000
Developed technology	3,410,000
In-process technology	2,220,000
Goodwill	15,909,000
Net assets acquired	$23,813,000

The following unaudited pro forma financial information for the three and nine months ended September 28, 2018 and September 29, 2017 assumes that acquisition of all the outstanding shares of Integral Analytics occurred on December 31, 2016 as follows:

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
In thousands (except per share data)	2018	2017	2018	2017
Pro forma revenue	$71,386	$69,331	$185,814	$211,461

Pro forma income from operations	$4,913	$4,071	$11,092	$8,997
Pro forma net income	$3,314	$2,812	$8,864	$7,076

Earnings per share:
Basic	$0.37	$0.32	$1.01	$0.82
Diluted	$0.35	$0.30	$0.95	$0.77

Weighted average shares outstanding:
Basic	8,844	8,730	8,798	8,598
Diluted	9,343	9,248	9,283	9,140

This pro forma supplemental information does not purport to be indicative of what the Company’s operating results would have been had this transaction occurred on December 31, 2016 and may not be indicative of future operating results.

During the three and nine months ended September 28, 2018, the acquisition of all of the outstanding shares of Integral Analytics contributed $2.5 million and $5.0 million in revenue and $1.0 million and $0.9 million income from operations, respectively. There were no acquisition related costs recorded during the three and nine month period ended September 28, 2018.

3.GOODWILL AND OTHER INTANGIBLE ASSETS

As of September 28, 2018, the Company had $40.2 million of goodwill, which primarily relates to the Energy reporting segment and the acquisitions within this segment of NAM, Integral Analytics and Abacus Resource Management Company (“Abacus”) and substantially all of the assets of Genesys and 360 Energy Engineers, LLC (“360 Energy”). The remaining goodwill relates to the Engineering and Consulting reporting segment and the acquisition within this segment of Economists.com, LLC. The changes in the carrying value of goodwill by reporting unit for the nine months ended September 28, 2018 were as follows:

	December 29,	Additions /	September 28,
Reporting Unit	2017	Adjustments	2018
Energy	$37,435,000	$2,003,000	$39,438,000
Engineering and Consulting	749,000	—	749,000
	$38,184,000	$2,003,000	$40,187,000

The gross amounts and accumulated amortization of the Company’s acquired identifiable intangible assets with finite useful lives as of September 28, 2018 included in other intangible assets, net in the accompanying condensed consolidated balance sheets, were as follows:

	September 28, 2018		December 29, 2017
	Gross	Accumulated	Gross	Accumulated	Amortization
	Amount	Amortization	Amount	Amortization	Period (yrs)
Backlog	$1,784,000	$1,305,000	$1,398,000	$989,000			5.0
Tradename	3,911,000	2,696,000	3,779,000	2,050,000	2.5	-	6.0
Non-compete agreements	1,420,000	966,000	1,331,000	745,000			4.0
Developed Technology	3,410,000	497,000	2,760,000	144,000			8.0
In-process Research & Technology	2,220,000	—	1,650,000	—			—
Customer relationships	5,069,000	1,896,000	4,960,000	1,284,000	5.0	-	8.0
	$17,814,000	$7,360,000	$15,878,000	$5,212,000

The Company’s amortization expense for acquired identifiable intangible assets with finite useful lives was $0.7 million and $2.1 million for the fiscal three and nine months ended September 28, 2018 as compared to $0.7 million and $1.8 million for the fiscal three and nine months ended September 29, 2017. Estimated amortization expense for acquired identifiable intangible assets for the remainder of fiscal year 2018 is $0.9 million and the succeeding years are as follows:

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

The following table sets forth the number of weighted-average common shares outstanding used to compute basic and diluted EPS:

	Three months ended		Nine months ended
	September 28,	September 29,	September 28,	September 29,
	2018	2017	2018	2017
Net income	$3,311,000	$2,886,000	$8,829,000	$8,839,000
Weighted-average common shares outstanding	8,844,000	8,730,000	8,798,000	8,580,000
Effect of dilutive stock options and restricted stock awards	499,000	518,000	485,000	558,000
Weighted-average common shares outstanding-diluted	9,343,000	9,248,000	9,283,000	9,138,000
Earnings per share:
Basic	$0.37	$0.33	$1.00	$1.03
Diluted	$0.35	$0.31	$0.95	$0.97

For the three and nine months ended September 28, 2018, 241,000 and 215,000 options were excluded from the calculation of dilutive potential common shares, as compared to 137,000 and 89,000 options for the three and nine months ended September 29, 2017, respectively. These options were not included in the computation of dilutive potential common shares because the assumed proceeds per share exceeded the average market price per share for the 2018 and 2017 periods. Accordingly, the inclusion of these options would have been anti-dilutive.

5.EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

Equipment and leasehold improvements consist of the following:

	September 28,	December 29,
	2018	2017
Furniture and fixtures	$3,159,000	$3,011,000
Computer hardware and software	8,815,000	8,355,000
Leasehold improvements	1,138,000	1,121,000
Equipment under capital leases	1,221,000	1,095,000
Automobiles, trucks, and field equipment	2,117,000	2,100,000
	16,450,000	15,682,000
Accumulated depreciation and amortization	(11,408,000)	(10,376,000)
Equipment and leasehold improvements, net	$5,042,000	$5,306,000

6.ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	September 28,	December 29,
	2018	2017
Accrued bonuses	$2,331,000	$2,687,000
Accrued interest	—	5,000
Paid leave bank	2,824,000	2,533,000
Compensation and payroll taxes	1,180,000	1,859,000
Accrued legal	103,000	103,000
Accrued workers’ compensation insurance	87,000	305,000
Accrued rent	233,000	192,000
Employee withholdings	995,000	1,812,000
Client deposits	152,000	92,000
Accrued subcontractor costs	12,521,000	13,103,000
Other	1,378,000	602,000
Total accrued liabilities	$21,804,000	$23,293,000

7.DEBT

Total debt obligations consist of the following:

	September 28,	December 29,
	2018	2017
Outstanding borrowings on revolving credit facility	$—	$2,500,000
Deferred purchase price for the acquisition of substantially all of the assets of Genesys, bearing interest at 0.650%, payable in monthly principal and interest installments of $191,667 through March 2018.	—	383,000
Total debt obligations	—	2,883,000
Less current portion	—	383,000
Debt obligations, less current portion	$—	$2,500,000

Credit Facility

On January 20, 2017, the Company and each of its subsidiaries, as guarantors (the “Guarantors”), entered into an Amended and Restated Credit Agreement (the “Prior Credit Agreement”) with BMO as lender. On October 1, 2018, the Company replaced the Prior Credit Agreement with the New Credit Facilities (as defined herein) as described in Note 12 “Subsequent Events”.  The Prior Credit Agreement provided for a $35.0 million revolving line of credit, which included a $10.0 million standby letter of credit sub-facility, and was scheduled to mature on January 20, 2020. Subject to satisfying certain conditions described in the Prior Credit Agreement, the Company could request that BMO increase the aggregate amount under the revolving line of credit by up to $25.0 million, for a total facility size of $60.0 million; however, BMO was not obligated to do so. The revolving line of credit under the Prior Credit Agreement was not subject to a borrowing base limitation and the Prior Credit Agreement did not include a delayed draw term loan facility.

Borrowings under the Prior Credit Agreement bore interest at a rate equal to either, at the Company’s option, (i) the highest of the prime rate, the Federal Funds Rate plus 0.5% or one-month LIBOR plus 1% (the “Base Rate”) or (ii) LIBOR, in each case plus an applicable margin ranging from 0.25% to 1.00% with respect to Base Rate borrowings and 1.25% to 2.00% with respect to LIBOR borrowings. The applicable margin was based upon the consolidated leverage ratio of the Company. The Company was also required to pay a commitment fee for the unused portion of the revolving line of credit, which ranged from 0.20% to 0.35% per annum, and fees on any letters of credit drawn under the facility, which ranged from 0.94% to 1.50%, in each case, depending on the Company’s consolidated leverage ratio.

Borrowings under the revolving line of credit were guaranteed by all of the Company’s direct and indirect subsidiaries and secured by substantially all of the Company’s and the Guarantors’ assets.

The Prior Credit Agreement contained customary representations and affirmative covenants, including certain notice and financial reporting requirements. The Prior Credit Agreement also required compliance with financial covenants that required the Company to maintain a maximum total leverage ratio and a minimum fixed charge coverage ratio.

The Prior Credit Agreement contained customary negative covenants, including (i) restrictions on the incurrence of additional indebtedness by the Company or the Guarantors and the incurrence of additional liens on property, (ii) restrictions on permitted acquisitions, including that the total consideration payable for all permitted acquisitions (including potential future earn-out obligations) could not exceed $20.0 million during the term of the Prior Credit Agreement and the total consideration for any individual permitted acquisition could not exceed $10.0 million without BMO’s consent, and (iii) limitations on asset sales, mergers and acquisitions. Further, the Prior Credit Agreement limited the payment of future dividends and distributions and share repurchases by the Company; however, the Company was permitted to repurchase up to $8.0 million of shares of common stock under certain conditions, including that, at the time of any such repurchase, (a) the Company was able to meet the financial covenant requirements under the Prior Credit Agreement after giving effect to the share repurchase, (b) the Company had at least $5.0 million of liquidity (unrestricted cash or undrawn availability under the Prior Credit Agreement’s revolving line of credit), and (c) no default existed or would arise under the Prior Credit Agreement after giving effect to such repurchase. In addition, the

Prior Credit Agreement included customary events of default. Upon the occurrence of an event of default, the interest rate would be increased by 2.0%, BMO had the option to make any loans then outstanding under the Prior Credit Agreement immediately due and payable, and BMO was no longer obligated to extend further credit to the Company under the Prior Credit Agreement.

As of September 28, 2018, the Company was in compliance with the financial covenants under the Prior Credit Agreement.

Deferred Purchase Price

The Asset Purchase and Merger Agreement for the acquisition of substantially all of the assets of Genesys dated March 4, 2016, included deferred payments to Messrs. Braun and Mineo in the amount of $2.3 million (“Deferred Payments”), each. The Deferred Payments were paid in twenty-four (24) equal monthly installments in the amount of $95,834, inclusive of interest at the rate of 0.65% per annum. Payments commenced on April 4, 2016 and concluded on March 4, 2018. From March 4, 2016 through March 4, 2018, the Company made payments of $4.6 million inclusive of interest. As of September 28, 2018, there were no outstanding balances for either Messrs. Braun or Mineo.

Insurance Premiums

The Company has also financed, from time to time, insurance premiums by entering into unsecured notes payable with insurance companies. During the Company’s annual insurance renewals in the fourth quarter of its fiscal year ended December 29, 2017, the Company did not elect to finance its insurance premiums for the 2018 fiscal year. The Company has not yet completed its annual insurance renewals for the 2019 fiscal year.

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

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law, which, among other items, lowered the U.S. corporate tax rate from 35% to 21%, effective January 1, 2018. Shortly after the Tax Act was enacted, the SEC issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) to address the application of GAAP and direct taxpayers to consider the impact of the Tax Act as “provisional” when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for the change in tax law. SAB 118 provided a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. As of September 28, 2018, the Company has completed its accounting for the income tax effects of the Tax Act.

During each fiscal year, management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize existing deferred tax assets. For fiscal year 2017, the Company ultimately determined that it was more-likely-than-not that the entire California net operating loss will not be utilized prior to expiration. Significant pieces of objective evidence evaluated included the Company’s history of utilization of California net operating losses in prior years for each of its subsidiaries, as well as the Company’s forecasted amount of net operating loss utilization for certain members of the combined group. As a result, the Company recorded a valuation allowance in the amount of $87,000 at the end of fiscal year 2017 related to California net operating losses. There was no change to the valuation allowance during the nine month period ended September 28, 2018.

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

The Company recognizes the tax benefit from uncertain tax positions if it is more likely than not that the tax positions will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefit is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of September 28, 2018, the Company recorded a liability of $0.4 million for uncertain tax positions related to miscellaneous tax deductions taken in open tax years. Included in this amount are $0.4 million of tax benefits that, if recognized, would affect the effective tax rate. No interest and penalties have been recorded related to unrecognized tax benefits as of September 28, 2018.

Based on management’s estimates and determination of an effective tax rate for the year, the Company recorded an income tax expense of $1.6 million and $2.2 million for the three and nine months ended September 28, 2018, as compared to an income tax expense of $1.3 million and $1.8 million for the three and nine months ended September 29, 2017, respectively. During the three and nine months ended September 28, 2018, the difference between the effective tax rate and the federal statutory rate is primarily attributable to tax deductions related to Section 179D deductions, the recognition of tax deductions related to non-qualified stock option exercises and disqualifying dispositions under the Company’s employee stock purchase plan. In accordance with ASU 2016-09 (see Note 1 “Basis of Presentation, Organization and Operations of the Company”), the income tax benefit related to these deductions has been included as a reduction of 7.6% to the Company’s effective tax rate for the nine months ended September 28, 2018. The effective tax rate also varies from the federal statutory rate due to the impact of state income tax expense and certain expenses that are non-deductible for tax purposes, including meals and entertainment, compensation expense related to employee stock purchase and incentive stock options.

During the three months ended September 28, 2018, the Internal Revenue Service continued its audit of the Company’s tax return for the fiscal year ended December 30, 2016. The Company has not determined the impact of this examination due to the audit process having not been completed.

10.SEGMENT INFORMATION

During the three months ended March 30, 2018, the Company revised its segment reporting to conform to changes in its internal management reporting. Segment information has been revised for comparison purposes for all periods presented in the condensed consolidated financial statements. As a result, beginning with the three months ended March 30, 2018, the Company’s two segments are (i) Energy and (ii) Engineering and Consulting, and the Company’s chief operating decision maker, which continues to be its chief executive officer, receives and reviews financial information in this format.

The Company’s principal segment, Energy, which consists of the business of its subsidiary WES, remains unchanged. WES provides energy efficiency consulting services to utilities, public agencies, municipalities, private industry and non-profit organizations. The Engineering and Consulting segment includes the operation of the Company’s remaining subsidiaries, Willdan Engineering, Willdan Infrastructure, Public Agency Resources, Willdan Financial Services and Willdan Homeland Solutions.  The Engineering and Consulting segment combines the Company’s previous Engineering Services segment, Public Finance Services segment and Homeland Security Services segment. The former Public Finance Services segment and former Homeland Security Services segment represent an insignificant portion of the Engineering and Consulting segment. The Engineering and Consulting segment offers a broad range of engineering and planning services to the Company’s public and private sector clients, expertise and support for the various financing techniques employed by public agencies to finance their operations and infrastructure along with the mandated reporting and other requirements associated with these financings, and national preparedness, homeland security consulting, public safety and emergency response services to cities, related municipal service agencies and other entities.

The accounting policies applied to determine the segment information are the same as those described in the summary of significant accounting policies included in the Company’s Annual Report on Form 10-K for the year ended December 29, 2017. There were no intersegment sales in the three month periods ended September 28, 2018 and September 29, 2017. The Company’s chief operating decision maker evaluates the performance of each segment based upon income or loss from operations before income taxes. Certain segment asset information including expenditures for long-lived assets has not been presented as it is not reported to or reviewed by the chief operating decision maker. In addition, enterprise-wide service line contract revenue is not included as it is impracticable to report this information for each group of similar services.

Financial information with respect to the reportable segments as of and for the fiscal three and nine months ended September 28, 2018 and as of and for the fiscal three and nine months ended September 29, 2017 is as follows:

		Engineering	Unallocated		Consolidated
	Energy	& Consulting	Corporate	Intersegment	Total
Fiscal Three Months Ended September 28, 2018
Contract revenue	$50,085,000	$21,301,000	$—	$—	$71,386,000
Segment profit (loss) before income tax expense	4,349,000	2,395,000	(1,836,000)	—	4,908,000
Net income (loss)	2,934,000	1,616,000	(1,239,000)	—	3,311,000
Segment assets(1)	103,752,000	20,057,000	39,930,000	(23,130,000)	140,609,000
Fiscal Three Months Ended September 29, 2017
Contract revenue	$50,031,000	$18,976,000	$—	$—	$69,007,000
Segment profit before income tax expense	825,000	2,801,000	552,000	—	4,178,000
Net income	570,000	1,934,000	382,000	—	2,886,000
Segment assets(1)	74,955,000	20,047,000	58,980,000	(23,130,000)	130,852,000
Fiscal Nine Months Ended September 28, 2018
Contract revenue	$129,143,000	$56,671,000	$—	$—	$185,814,000
Segment profit (loss) before income tax expense	7,483,000	5,801,000	(2,231,000)	—	11,053,000
Net income (loss)	5,977,000	4,634,000	(1,782,000)	—	8,829,000
Segment assets(1)	103,752,000	20,057,000	39,930,000	(23,130,000)	140,609,000
Fiscal Nine Months Ended September 29, 2017
Contract revenue	$153,877,000	$55,314,000	$—	$—	$209,191,000
Segment profit before income tax expense	3,519,000	7,142,000	17,000	—	10,678,000
Net income	2,913,000	5,911,000	15,000	—	8,839,000
Segment assets(1)	74,955,000	20,047,000	58,980,000	(23,130,000)	130,852,000

(1)	Segment assets represent segment assets, net of intercompany receivables.

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

12. SUBSEQUENT EVENTS

Merger Agreement

On October 1, 2018, the Company, through two of its wholly-owned subsidiaries, WES and Luna Fruit, Inc. (“Merger Sub”), a Delaware corporation and wholly-owned subsidiary of WES, entered into an agreement and plan of merger (the “Merger Agreement”) with Lime Energy Co. (“Lime Energy”) and Luna Stockholder Representative, LLC, as representative of the participating securityholders of Lime Energy, to acquire, subject to certain conditions, all of the outstanding shares of capital stock of Lime Energy through a merger of Merger Sub into Lime Energy, with Lime Energy to remain as the surviving corporation and the Company’s wholly-owned indirect subsidiary. The aggregate purchase price of the acquisition of Lime Energy is $120.0 million, subject to customary holdbacks and adjustments, including a portion of the purchase price to be deposited into escrow accounts to secure potential post-closing obligations of the participating securityholders.

The Company expects to close the acquisition of Lime Energy during the fourth quarter of 2018. Lime Energy’s stockholders holding more than 75% of the combined voting power of the outstanding shares of capital stock of Lime Energy have adopted the Merger Agreement by written consent. The closing is subject to the satisfaction or waiver of certain customary conditions, including obtaining clearance under the Hart-Scott-Rodino Antitrust Improvements Act. There is no assurance that the Company will complete the acquisition of Lime Energy on the terms provided for in the Merger Agreement, or at all.

Lime Energy may terminate the Merger Agreement if the Company fails to close the acquisition within two business days after the date the closing is required to take place and such failure arises from the Company’s failure to receive the proceeds from the New Credit Facilities (as defined below) described below or the Company’s refusal to accept a new financing commitment that provides for at least the same amount of financing as the New Credit Facilities and on terms that are not materially less favorable to the Company than the New Credit Facilities, provided that the closing conditions under the Merger Agreement are otherwise satisfied or waived. If Lime Energy terminates the Merger Agreement as a result of the preceding sentence, and the closing conditions under the Merger Agreement are otherwise satisfied or waived, the Company must pay Lime Energy a reverse termination fee of $3.6 million.

Either Lime Energy or the Company may terminate the Merger Agreement, among other reasons, if the acquisition is not completed by December 31, 2018 or if the other party is in breach of any representation, warranty or covenant in the Merger Agreement, which cannot be or has not been cured within thirty days after the giving of written notice.

New Credit Facilities

On October 1, 2018, in connection with signing the Merger Agreement, the Company entered into a credit agreement (the “Credit Agreement”) with a syndicate of financial institutions as lenders and BMO Harris Bank, N.A. (“BMO”), as administrative agent.

The Credit Agreement provides for up to a $90.0 million delayed draw term loan facility (the “Delayed Draw Term Loan Facility”) and a $30.0 million revolving credit facility (the “Revolving Credit Facility” and together with the Delayed Draw Term Loan Facility, the “New Credit Facilities”), each maturing on October 1, 2023. On October 9, 2018, as a result of the Company’s completed equity offering (as discussed below), the amount available for borrowing under the Delayed Draw Term Loan Facility was reduced to $70.0 million. The Company may borrow under the Delayed Draw Term Loan Facility until December 31, 2018; provided that the Company must satisfy certain conditions, including, but not limited to, that:

•                  no default has occurred under the Credit Agreement and is continuing or would occur as a result of the acquisition of Lime Energy and borrowings under the Credit Agreement;

•                  the acquisition of Lime Energy has been approved by the board of directors and the requisite percentage of stockholders of Lime Energy (both of which have already occurred), and all necessary legal and regulatory approvals with respect to the acquisition have been obtained;

•                  there is no injunction, temporary restraining order, or other legal action in effect that would prohibit the closing of the acquisition of Lime Energy or the closing and funding under the Credit Agreement;

•                  the acquisition of Lime Energy has been completed pursuant to the Merger Agreement without giving effect to any amendment, modification or waiver to the Merger Agreement that would materially and adversely affect the Company’s financial condition or the Company’s ability to perform its obligations under the Credit Agreement;

•                  Lime Energy and its subsidiaries (other than inactive subsidiaries) have been, or concurrently with the making of the Delayed Draw Term Loan Facility will be, added as subsidiary guarantors to the Credit Agreement;

•                  after giving effect to the acquisition of Lime Energy and borrowings under the Credit Agreement, the Company, on a consolidated basis, is solvent, able to pay debts as they become due, and has sufficient capital to carry on its business and all businesses in which it is about to engage;

•                  since December 31, 2017, there has been no change in the condition (financial or otherwise) or business prospects of Lime Energy and its subsidiaries except those occurring in the ordinary course of business, none of which individually or in the aggregate could reasonably be expected to have a material adverse effect; and

•

the Company has certified that its adjusted EBITDA (as defined in the Credit Agreement) for the most recently ended twelve months is at least $32.8 million and that its consolidated total leverage ratio on the closing date of the acquisition of Lime Energy does not exceed 4.00 to 1.00 calculated based on such adjusted EBITDA, provided that calculations are made on a pro forma basis after giving effect to the acquisition of Lime Energy and borrowings under the Credit Agreement in connection therewith.

If the Company is unable to satisfy the conditions precedent to borrow under the Delayed Draw Term Loan Facility and does not secure alternative financing sources, the Company would not be able to complete the acquisition of Lime Energy.

Subject to satisfying certain conditions, the Company has the right to add an incremental term loan facility or increase the aggregate commitment under the Revolving Credit Facility by an aggregate amount of up to $30.0 million. The Credit Agreement replaced the Company’s Prior Credit Agreement, which, in various forms, had been in place since 2014.

The New Credit Facilities bear interest at a rate equal to either, at the Company’s option, (i) the highest of the prime rate, the Federal Funds Rate plus 0.50% or one-month LIBOR plus 1.00% (“Base Rate”) or (ii) LIBOR, in each case plus an applicable margin ranging from 0.25% to 3.00% with respect to Base Rate borrowings and 1.25% to 4.00% with respect to LIBOR borrowings. The applicable margin is based upon the consolidated total leverage ratio of the Company. The Company will also pay a commitment fee for the unused portion of the Revolving Credit Facility, which ranges from 0.20% to 0.40% per annum depending on the Company’s consolidated total leverage ratio, and fees on the face amount of any letters of credit outstanding under the Revolving Credit Facility, which range from 0.94% to 4.00% per annum, in each case, depending on whether such letter of credit is a performance or financial letter of credit and the Company’s consolidated total leverage ratio. The Company will pay a ticking fee on the outstanding amount of commitments for the Delayed Draw Term Loan Facility of 0.40% per year from the date of the Credit Agreement until the Delayed Draw Term Loan Facility is drawn or the commitments thereunder are terminated. The Delayed Draw Term Loan Facility will amortize quarterly in an amount equal to 10% annually, with a final payment of all then remaining principal due on the maturity date on October 1, 2023.

Willdan Group, Inc. is the borrower under the Credit Agreement and its obligations under the Credit Agreement are guaranteed by its present and future domestic subsidiaries (other than inactive subsidiaries), including, if the Company completes the merger, Lime Energy and its subsidiaries (other than inactive subsidiaries). In addition, subject to certain exceptions, all such obligations are secured by substantially all of the assets of Willdan Group, Inc. and the subsidiary guarantors, including, if the Company completes the merger, Lime Energy and its subsidiaries (other than inactive subsidiaries).

The Credit Agreement requires compliance with financial covenants, including a maximum total leverage ratio and a minimum fixed charge coverage ratio. The Credit Agreement also contains customary restrictive covenants, including (i) restrictions on the incurrence of additional indebtedness and additional liens on property, (ii) restrictions on permitted acquisitions and other investments and (iii) limitations on asset sales, mergers and acquisitions. Further, the Credit Agreement limits the Company’s payment of future dividends and distributions and share repurchases by the Company. Subject to certain exceptions, the New Credit Facilities are also subject to mandatory prepayment from (a) any issuances of debt or equity securities, (b) any sale or disposition of assets, (c) insurance and condemnation proceeds (d) representation and warranty insurance proceeds related to the Merger Agreement and (e) excess cash flow. The Credit Agreement includes customary events of default.

The Company intends to use the proceeds from the New Credit Facilities, among other things, to fund a portion of the purchase price of the acquisition of Lime Energy and related transaction expenses and for general corporate purposes, which may include the repayment of debt.

Equity Offering

On October 9, 2018, the Company completed an equity offering of 2,012,500 shares of common stock (which included 262,500 shares of common stock issued upon the exercise by the underwriters of their option to purchase additional shares of common stock) at a price of $28.05 per share, after deducting underwriters discounts and commissions. The Company received $56.5 million in net proceeds, after deducting underwriters discounts and commissions.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a provider of professional technical and consulting services to utilities, private industry and public agencies at all levels of government. We enable our clients to realize cost and energy savings by providing a wide range of specialized services. We seek to establish close working relationships with our clients and expand the breadth and depth of the services we provide to them over time. We operate our business through a nationwide network of offices spread across 19 states and the District of Columbia. As of September 28, 2018, we had 862  employees which included licensed engineers and other professionals. Our business with public and private utilities is concentrated primarily in California and New York and our business with public agencies is concentrated in California, New York and Arizona. We also serve special districts, school districts, a range of public agencies and private industry.

During the three months ended March 30, 2018, we revised our segment reporting to conform to changes in our internal management reporting. As a result, segment information has been revised for comparison purposes for all periods presented in the condensed consolidated financial statements. For additional information regarding the changes to the reportable segments, see Note 10 “Segment Information” of the notes to our condensed consolidated financial statements included elsewhere in this report.

We currently operate within two segments for financial reporting purposes, Energy and Engineering and Consulting.

Our Energy segment consists of the business of our subsidiary, Willdan Energy Solutions (“WES”), which offers energy efficiency and sustainability consulting services to utilities, public agencies and private industry under a variety of business names, including Willdan Lighting and Electric, Abacus Resource Management, 360 Energy Engineers, Genesys Engineering and Integral Analytics. This segment is currently our largest segment based on contract revenue, representing approximately 69.5% and 73.6% of our consolidated contract revenue for the nine months ended September 28, 2018 and September 29, 2017, respectively.

Our Engineering and Consulting segment includes the operations of our subsidiaries, Willdan Engineering, Willdan Infrastructure, Public Agency Resources, Willdan Financial Services and Willdan Homeland Solutions. Willdan Engineering provides civil engineering‑related construction management, building and safety, city engineering, city planning, geotechnical, material testing and other engineering consulting services to our clients. Willdan Infrastructure, which was launched in fiscal year 2013, provides engineering services to larger rail, port, water, mining and other civil engineering projects. Public Agency Resources primarily provides staffing to Willdan Engineering. Willdan Financial Services provides economic and financial consulting to public agencies. Willdan Homeland Solutions provides national preparedness and interoperability services and communications and technology solutions. Contract revenue for the Engineering and Consulting segment represented approximately 30.5% and 26.4% of our consolidated contract revenue for the nine months ended September 28, 2018 and September 29, 2017, respectively.

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

Recent Developments

Pending Acquisition of Lime Energy

On October 1, 2018, we, through two of our wholly-owned subsidiaries, Willdan Energy Solutions (“WES”) and Luna Fruit, Inc. (“Merger Sub”), a Delaware corporation and wholly-owned subsidiary of WES, entered into an agreement and plan of merger (the “Merger Agreement”) with Lime Energy Co. (“Lime Energy”) and Luna Stockholder Representative, LLC, as representative of the participating securityholders of Lime Energy, to acquire, subject to certain conditions, all of the outstanding shares of capital stock of Lime Energy through a merger. The aggregate purchase price of the acquisition of Lime Energy is $120.0 million, subject to customary holdbacks and adjustments.

We currently expect to close the acquisition of Lime Energy during the fourth quarter of 2018. Lime Energy’s stockholders holding more than 75% of the combined voting power of the outstanding shares of capital stock of Lime Energy have adopted the Merger Agreement by written consent. The closing is subject to the satisfaction or waiver of certain customary conditions, including obtaining clearance under the Hart-Scott-Rodino Antitrust Improvements Act. There is no assurance that we will complete the acquisition of Lime Energy on the terms provided for in the Merger Agreement, or at all.

Lime Energy may terminate the Merger Agreement if we fail to close the acquisition within two business days after the date the closing is required to take place and such failure arises from our failure to receive the proceeds from the New Credit Facilities described below or our refusal to accept a new financing commitment that provides for at least the same amount of financing as the New Credit Facilities and on terms that are not materially less favorable to us than the New Credit Facilities, provided that the closing conditions under the Merger Agreement are otherwise satisfied or waived. If Lime Energy terminates the Merger Agreement as a result of the preceding sentence, and the closing conditions under the Merger Agreement are otherwise satisfied or waived, we must pay Lime Energy a reverse termination fee of $3.6 million.

Either Lime Energy or we may terminate the Merger Agreement, among other reasons, if the acquisition is not completed by December 31, 2018 or if the other party is in breach of any representation, warranty or covenant in the Merger Agreement, which cannot be or has not been cured within thirty days after the giving of written notice.

Lime Energy designs and implements energy efficiency programs for its utility clients targeted to commercial customers of Lime Energy’s utility clients. Lime Energy’s programs help these businesses use less energy through the upgrade of existing equipment with new, more energy efficient equipment. This service allows the utility clients to delay investments in transmission and distribution upgrades and new power plants while cost-effectively complying with increasing environmental regulations. The same programs provide benefits to the utility clients’ customers in the form of lower energy bills, improved equipment reliability, reduced maintenance costs and a better overall operating environment.

Lime Energy has delivered energy efficiency programs for 10 of the 25 largest electric utilities and five of the 10 largest municipal utilities in the U.S. It focuses on deploying direct install energy efficiency solutions for commercial businesses to improve energy efficiency, reduce energy-related expenditures and lessen the impact of energy use on the environment. These programs include energy efficient lighting upgrades, mechanical upgrades, water conservation measures, building controls, refrigeration, pool pumps, building shell improvements and appliance recycling. Lime Energy’s business energy solutions provide a cost-effective avenue for its utility clients to offer products and services to a hard-to-reach customer base, while satisfying aggressive state-mandated energy reduction goals.

Lime Energy’s business energy solutions are turnkey solutions under which it contracts with its utility clients to design and market their energy efficiency programs within a defined territory, perform the technical audits, sell the solution to the end-use customer and oversee the implementation of the energy efficiency measures. Lime Energy typically delivers these programs for its utility clients on a performance basis, where Lime Energy is only paid for delivered energy efficiency resources.

For the fiscal year ended December 31, 2017, Lime Energy had revenues of $124.6 million, gross profit of $42.9 million and pre-tax income of $4.7 million. For the six months ended June 30, 2018, Lime Energy had revenues of $73.3 million, gross profit of $23.6 million and pre-tax income of $1.1 million. For the fiscal year ended December 31, 2017, revenue generated from Lime Energy’s utility programs associated with Los Angeles Department of Water and Power and Duke Energy Corp. represented 67% of Lime Energy’s consolidated revenue. The amounts due from these two utilities represented 43% of outstanding accounts receivable of Lime Energy as of December 31, 2017. For the six months ended June 30, 2018, these utility programs represented 69% of Lime Energy’s consolidated revenue. Additionally, Lime Energy’s top ten contracts accounted for 96% of its consolidated revenue in fiscal year 2017. The consolidated financial statements for Lime Energy as of and for each of the fiscal years in the three-year period ended December 31, 2017 and as of and for the six months ended June 30, 2018 and 2017 were filed in our Current Report on Form 8-K, filed with the SEC on October 3, 2018.

We believe the acquisition of Lime Energy will further expand our presence in the energy services market and enhance our product offerings. The acquisition of Lime Energy will provide us the opportunity to diversify our geographical presence, including in the southeastern and mid-Atlantic regions of the United States where we currently have limited operations. The transaction will also expand our utility customer base, as Lime Energy delivers energy efficiency programs to some of the largest electric utilities that are not currently our clients. In addition, we believe that the acquisition of Lime Energy will better position us to take advantage of the anticipated upcoming expansions in energy efficiency budgets and contracts in California and the Northeastern United States.

New Credit Facilities

On October 1, 2018, in connection with signing the Merger Agreement, we entered into a credit agreement (the “Credit Agreement”) with a syndicate of financial institutions as lenders and BMO Harris Bank, N.A. (“BMO”), as administrative agent.

The Credit Agreement provides for up to a $90.0 million delayed draw term loan facility (the “Delayed Draw Term Loan Facility”) and a $30.0 million revolving credit facility (the “Revolving Credit Facility” and together with the Delayed Draw Term Loan Facility, the “New Credit Facilities”), each maturing on October 1, 2023. On October 9, 2018, as a result of our completed equity offering, the amount available for borrowing under the Delayed Draw Term Loan

Facility was reduced to $70.0 million. We may borrow under the Delayed Draw Term Loan Facility until December 31, 2018; provided that we must satisfy certain conditions, including, but not limited to, that:

•                  no default has occurred under the Credit Agreement and is continuing or would occur as a result of the acquisition of Lime Energy and borrowings under the Credit Agreement;

•                  the acquisition of Lime Energy has been approved by the board of directors and the requisite percentage of stockholders of Lime Energy (both of which have already occurred), and all necessary legal and regulatory approvals with respect to the acquisition have been obtained;

•                  there is no injunction, temporary restraining order, or other legal action in effect that would prohibit the closing of the acquisition of Lime Energy or the closing and funding under the Credit Agreement;

•                  the acquisition of Lime Energy has been completed pursuant to the Merger Agreement without giving effect to any amendment, modification or waiver to the Merger Agreement that would materially and adversely affect our financial condition or ability to perform our obligations under the Credit Agreement;

•                  Lime Energy and its subsidiaries (other than inactive subsidiaries) have been, or concurrently with the making of the Delayed Draw Term Loan Facility will be, added as subsidiary guarantors to the Credit Agreement;

•                  after giving effect to the acquisition of Lime Energy and borrowings under the Credit Agreement, we, on a consolidated basis, are solvent, able to pay debts as they become due, and have sufficient capital to carry on our business and all businesses in which we are about to engage;

•                  since December 31, 2017, there has been no change in the condition (financial or otherwise) or business prospects of Lime Energy and its subsidiaries except those occurring in the ordinary course of business, none of which individually or in the aggregate could reasonably be expected to have a material adverse effect; and

•

we has certified that our adjusted EBITDA (as defined in the Credit Agreement) for the most recently ended twelve months is at least $32.8 million and that its consolidated total leverage ratio on the closing date of the acquisition of Lime Energy does not exceed 4.00 to 1.00 calculated based on such adjusted EBITDA, provided that calculations are made on a pro forma basis after giving effect to the acquisition of Lime Energy and borrowings under the Credit Agreement in connection therewith.

If we are unable to satisfy the conditions precedent to borrow under the Delayed Draw Term Loan Facility and does not secure alternative financing sources, we would not be able to complete the acquisition of Lime Energy.

Subject to satisfying certain conditions, we have the right to add an incremental term loan facility or increase the aggregate commitment under the Revolving Credit Facility by an aggregate amount of up to $30.0 million. The Credit Agreement replaced our Amended and Restated Credit Agreement (the “Prior Credit Agreement”) with BMO as lender, which, in various forms, had been in place since 2014.

The New Credit Facilities bear interest at a rate equal to either, at our option, (i) the highest of the prime rate, the Federal Funds Rate plus 0.50% or one-month LIBOR plus 1.00% (“Base Rate”) or (ii) LIBOR, in each case plus an applicable margin ranging from 0.25% to 3.00% with respect to Base Rate borrowings and 1.25% to 4.00% with respect to LIBOR borrowings. The applicable margin is based upon our consolidated total leverage ratio. We will also pay a commitment fee for the unused portion of the Revolving Credit Facility, which ranges from 0.20% to 0.40% per annum depending on our consolidated total leverage ratio, and fees on the face amount of any letters of credit outstanding under the Revolving Credit Facility, which range from 0.94% to 4.00% per annum, in each case, depending on whether such letter of credit is a performance or financial letter of credit and our consolidated total leverage ratio. We will pay a ticking fee on the outstanding amount of commitments for the Delayed Draw Term Loan Facility of 0.40% per year from the date of the Credit Agreement until the Delayed Draw Term Loan Facility is drawn or the commitments thereunder are terminated. The Delayed Draw Term Loan Facility will amortize quarterly in an amount equal to 10% annually, with a final payment of all then remaining principal due on the maturity date on October 1, 2023.

Willdan Group, Inc. is the borrower under the Credit Agreement and its obligations under the Credit Agreement are guaranteed by its present and future domestic subsidiaries (other than inactive subsidiaries), including, if we complete the merger, Lime Energy and its subsidiaries (other than inactive subsidiaries). In addition, subject to certain exceptions, all such obligations are secured by substantially all of the assets of Willdan Group, Inc. and the subsidiary guarantors, including, if we completes the merger, Lime Energy and its subsidiaries (other than inactive subsidiaries).

The Credit Agreement requires compliance with financial covenants, including a maximum total leverage ratio and a minimum fixed charge coverage ratio. The Credit Agreement also contains customary restrictive covenants, including (i) restrictions on the incurrence of additional indebtedness and additional liens on property, (ii) restrictions on permitted acquisitions and other investments and (iii) limitations on asset sales, mergers and acquisitions. Further, the Credit Agreement limits our ability to make payments of future dividends and distributions and share repurchases. Subject to certain exceptions, the New Credit Facilities are also subject to mandatory prepayment from (a) any issuances of debt or equity securities, (b) any sale or disposition of assets, (c) insurance and condemnation proceeds (d) representation and warranty insurance proceeds related to the Merger Agreement and (e) excess cash flow. The Credit Agreement includes customary events of default.

We intend to use the proceeds from the New Credit Facilities, among other things, to fund a portion of the purchase price of the acquisition of Lime Energy and related transaction expenses and for general corporate purposes, which may include the repayment of debt.

Equity Offering

On October 9, 2018, we completed an equity offering of 2,012,500 shares of common stock (which included 262,500 shares of common stock issued upon the exercise by the underwriters of their option to purchase additional shares of common stock) at a price of $28.05 per share, after deducting underwriters discounts and commissions. We received $56.5 million in net proceeds, after deducting underwriters discounts and commissions.  If the acquisition of Lime Energy is completed, we intend to use the net proceeds from this offering to fund a portion of the purchase price of the acquisition and for general corporate purposes, which may include the repayment of borrowings under our New Credit Facilities. If the acquisition of Lime Energy is not completed, we intend to use the net proceeds from this offering for general corporate purposes.

Components of Revenue and Expense

Contract Revenue

We generally provide our services under contracts, purchase orders or retainer letters. The agreements we enter into with our clients typically incorporate one of four principal types of pricing provisions: time-and-materials, unit-based, fixed price and service-related contracts. Revenue on our time-and-materials and unit-based contracts are recognized as the work is performed in accordance with specific terms of the contract. As of September 28, 2018, approximately 28% of our contracts were unit-based contracts, approximately 23% of our contracts were time-and-materials contracts and approximately 49% of our contracts were fixed price contracts. Some of these contracts include maximum contract prices, but contract maximums are often adjusted to reflect the level of effort to achieve client objectives, and thus the majority of these contracts are not expected to exceed the maximum. Contract revenue on our fixed price contracts is determined on the percentage-of-completion method based generally on the ratio of direct costs incurred to date to estimated total direct costs at completion. Many of our fixed price contracts involve a high degree of subcontracted fixed price effort and are relatively short in duration, thereby lowering the risks of not properly estimating the percent complete. Our service-related contracts, including operations and maintenance services and a variety of technical assistance services, are accounted for over the period of performance, in proportion to the cost of performance.

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

Billing practices are governed by the contract terms of each project based upon costs incurred, achievement of milestones or pre-agreed schedules. Billings do not necessarily correlate with revenue recognized using the percentage-of-completion method of revenue recognition. Contract assets include unbilled amounts typically resulting from revenue under long-term contracts when the percentage-of-completion method of revenue recognition is utilized and revenue recognized exceeds the amount billed to the customer and right to payment is not unconditional. In addition, contract assets include retainage amounts withheld from billings to our clients pursuant to provisions in our contracts. Contract liabilities consist of advance payments and billings in excess of revenue recognized and deferred revenue.

The increase in contract assets was primarily attributable to the reclassification of retainage from accounts receivable to contract assets as of December 30, 2017 due to the adoption of Accounting Standards Update (“ASU”) 2014-09, offset by normal business operations for the nine months ended September 28, 2018. The decrease in contract liabilities was primarily related to normal business operations for the nine months ended September 28, 2018.

Contract Accounting

We enter into contracts with our clients that contain various types of pricing provisions, including fixed price, time-and-materials, unit-based and service related provisions. We recognize revenues in accordance with ASU 2014-09, Revenue from Contracts with Customer, codified as ASC Topic 606 and the related amendments (collectively, “ASC 606”). As such, we identify a contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to each performance obligation in the contract and recognize revenue when (or as) we satisfy a performance obligation.

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

Revenue on the vast majority of our contracts will continue to be recognized over time because of the continuous transfer of control to the customer. Revenue on fixed price contracts is recognized on the percentage-of-completion method based generally on the ratio of direct costs incurred-to-date to estimated total direct costs at completion. We use the percentage-of-completion method to better match the level of work performed at a certain point in time in relation to our effort that will be required to complete a project. In addition, the percentage-of-completion method is a common method of revenue recognition in our industry.

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

We may enter into contracts that include separate phases or elements. If each phase or element is negotiated separately based on the technical resources required and/or the supply and demand for the services being provided, we evaluate if the contracts should be segmented. If certain criteria are met, the contracts would be segmented which could result in revenues being assigned to the different elements or phases with different rates of profitability based on the relative value of each element or phase to the estimated total contract revenue. Segmented contracts may comprise up to approximately 2.0% to 3.0% of our consolidated contract revenue.

Contracts that cover multiple phases or elements of the project or service lifecycle (development, construction and maintenance and support) may be considered to have multiple performance obligations even when they are part of a single contract. For contracts with multiple performance obligations, we allocate the transaction price to each performance obligation using the best estimate of the standalone selling price of each distinct good or service in the contract. For the periods presented, contracts with multiple performance obligations were not material. In cases where we do not provide the distinct good or service on a standalone basis, the primary method used to estimate standalone selling price is the expected cost plus a margin approach, under which we forecast our expected costs of satisfying a performance obligation and then adds an appropriate margin for the distinct good or service.

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

Billing practices are governed by the contract terms of each project based upon costs incurred, achievement of milestones or pre-agreed schedules. Billings do not necessarily correlate with revenue recognized using the percentage-of-completion method of revenue recognition.

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

Goodwill

We test our goodwill at least annually for possible impairment. We complete our annual testing of goodwill as of the last day of the first month of our fourth fiscal quarter each year to determine whether there is impairment. In addition to our annual test, we regularly evaluate whether events and circumstances have occurred that may indicate a potential impairment of goodwill. We did not recognize any goodwill impairment charges during the nine months ended September 28, 2018 and September 29, 2017. We had goodwill of approximately $40.2 million as of September 28, 2018, compared to $40.1 million as of September 29, 2017.  Our goodwill as of September 28, 2018 is primarily the result of six completed acquisitions from 2015 through the first nine months of 2018.

We test our goodwill for impairment at the level of our reporting units, which are components of our operating segments. In September 2011, the Financial Accounting Standards Board (the “FASB”) issued ASU 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This accounting guidance allows companies to perform a qualitative assessment on goodwill impairment to determine whether a quantitative assessment is necessary. If a quantitative assessment is warranted, we then determine the fair value of the applicable reporting unit. To estimate the fair value of our reporting units, we use both an income approach based on management’s estimates of future cash flows and other market data and a market approach based upon multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, earned by similar public companies.

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

Inherent in such fair value determinations are significant judgments and estimates, including but not limited to assumptions about our future revenue, profitability and cash flows, our operational plans and our interpretation of current economic indicators and market valuations. To the extent these assumptions are incorrect or economic conditions that would impact the future operations of our reporting units change, any goodwill may be deemed to be impaired, and an impairment charge could have a material impact on our financial position or results of operation. As of September 28, 2018, almost all of our goodwill is contained in our Energy segment, with the remainder in our Engineering and Consulting segment. At October 31, 2017, our most recent impairment measurement date, the estimated fair value of our Energy reporting unit exceeded the carrying value of such unit. Any reduction in the estimated fair value of our Energy reporting unit could result in an impairment charge of goodwill associated with this unit in future periods.

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

On July 28, 2017, we and WES acquired Integral Analytics, Inc. (“Integral Analytics”), a data analytics and software company. As of September 28, 2018, we completed our purchase price allocation related to the acquisition of Integral Analytics. For further discussion of our acquisition of Integral Analytics and the final purchase price allocation, see Note 2 “Business Combinations—Acquisition of Integral Analytics” in the notes to our condensed consolidated financial statements included elsewhere in this report.

On April 30, 2018, we and WES acquired Newcomb Anderson McCormick, Inc. (“NAM”), an energy engineering and consulting company with offices in San Francisco and Los Angeles that provides clients with mechanical engineering expertise and comprehensive energy efficiency programs and services. As of September 28, 2018, we had not yet completed our final estimate of fair value of the assets acquired and liabilities assumed relating to the acquisition of NAM due to the timing of the transaction and lack of complete information necessary to finalize such estimates of fair value. Accordingly, we have preliminarily estimated the fair value of the assets acquired and the liabilities assumed and will finalize such fair value estimates within twelve months of the acquisition date. For further discussion of our acquisition of NAM, see Note 2 “Business Combinations—Acquisition of Newcomb Anderson McCormick” of the notes to our condensed consolidated financial statements included elsewhere in this report.

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

On December 22, 2017, the Tax Cut and Jobs Act (the “Tax Act”) was enacted into law, which, among other items, lowered the U.S. corporate tax rate from 35% to 21%, effective January 1, 2018. Shortly after the Tax Act was enacted, the Securities and Exchange Commission (“SEC”) issued guidance under Staff Accounting Bulletin No. 118,

Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) to address the application of GAAP and direct taxpayers to consider the impact of the Tax Act as “provisional” when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for the change in tax law. SAB 118 provided a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. As of September 28, 2018, we have completed our accounting for the income tax effects of the Tax Act.

During each fiscal year, management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize existing deferred tax assets. For fiscal year 2017, we ultimately determined that it was more-likely-than-not that the entire California net operating loss will not be utilized prior to expiration. Significant pieces of objective evidence evaluated included our history of utilization of California net operating losses in prior years for each of our subsidiaries, as well as our forecasted amount of net operating loss utilization for certain members of the combined group. As a result, we recorded a valuation allowance in the amount of $87,000 at the end of fiscal year 2017 related to California net operating losses. There was no change to the valuation allowance during the nine months ended September 28, 2018.

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

We recognize the tax benefit from uncertain tax positions if it is more likely than not that the tax positions will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefit is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. We recognize interest and penalties related to unrecognized tax benefits in income tax expense.  As of September 28, 2018, we recorded a liability of $0.4 million for uncertain tax positions related to miscellaneous tax deductions taken in open tax years. Included in this amount are $0.4 million of tax benefits that, if recognized, would affect the effective tax rate. No interest and penalties have been recorded related to unrecognized tax benefits as of September 28, 2018.

During the three months ended June 29, 2018, the Internal Revenue Service commenced its audit of our tax return for the fiscal year ended December 30, 2016. We have not determined the impact of this examination due to the audit process having not been completed.

Adoption of New Accounting Standards

On December 30, 2017, we adopted ASC 606 using the modified retrospective method applied to those contracts which were not completed as of December 29, 2017. Prior to our adoption of ASC 606, we established an implementation team, which included senior managers from our finance and accounting group. The implementation team evaluated the impact of adopting ASC 606 on our contracts expected to be uncompleted as of December 30, 2017 (the date of adoption). The evaluation included reviewing our accounting policies and practices to identify differences that would result from applying the requirements of the new standard. We identified and made changes to our processes, systems and controls to support recognition and disclosure under the new standard. The implementation team worked closely with various professional consultants and attended several formal conferences and seminars to conclude on certain interpretative issues.

We recognize engineering and consulting contract revenue over time using the percentage-of-completion method, based primarily on contract cost incurred to date compared to total estimated contract cost. Revenue on the vast majority of our contracts will continue to be recognized over time because of the continuous transfer of control to the customer. Revenue recognition for software licenses issued by our Energy segment is recognized at a point in time, upon acceptance of the software by the customer and in recognition of the fulfillment of the performance obligation. Certain additional performance obligations beyond the base software license may be separated from the gross license fee and amortized over time.

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

We recognized the cumulative effect of initially applying ASC 606 as an adjustment to retained earnings in the balance sheet as of December 30, 2017 as follows:

	Balance at	Adjustments	Balance at
	December 29,	Due to	December 30,
	2017	ASC 606	2017
Assets
Accounts receivable, net of allowance for doubtful accounts	$38,441,000	$(8,560,000)	$29,881,000
Contract assets	$24,732,000	$9,328,000	$34,060,000

Liabilities
Deferred income taxes, net	$2,463,000	$(215,000)	$2,248,000

Equity
Retained earnings	$19,588,000	$553,000	$20,141,000

The impact of adoption on our condensed consolidated balance sheet and cash flows for the nine month period ended September 28, 2018 was as follows:

	For the nine month period ended September 28, 2018
	As	Balances Without	Effect of Change
	Reported	Adoption of ASC 606	Higher/(Lower)
Assets
Accounts receivable, net of allowance for doubtful accounts	$19,725,000	$26,634,000	$(6,909,000)
Contract assets	$43,752,000	$36,443,000	$7,309,000

Liabilities
Deferred income taxes, net	$1,582,000	$1,731,000	$(149,000)

Equity
Retained earnings	$28,970,000	$28,850,000	$120,000

	For the nine month period ended September 28, 2018
	As	Balances Without	Effect of Change
	Reported	Adoption of ASC 606	Higher/(Lower)
Cash flows from operating activities
Accounts receivable, net of allowance for doubtful accounts	$19,492,000	$12,583,000	$6,909,000
Contract assets	(18,252,000)	(11,343,000)	(6,909,000)
Total cash flows used in operating activities	$1,240,000	$1,240,000	$0

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

The impact of adoption on our balance sheet at September 28, 2018 was primarily related to conforming the accounting treatment of most of our non-cancellable software license contracts, which were previously recorded over time based on prior acceptable accounting methods, and now recognize the full amount of such licenses upon acceptance of the software by the customer.

The impact of adoption on our statement of operations was not material for the nine month period ended September 28, 2018.

Results of Operations

The following table sets forth, for the periods indicated, certain information derived from our consolidated statements of operations expressed as a percentage of contract revenue. Amounts may not add to the totals due to rounding.

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2018	2017	2018	2017
Statement of Operations Data:
Contract revenue	100.0%	100.0%	100.0%	100.0%
Direct costs of contract revenue (inclusive of directly related depreciation and amortization):
Salaries and wages	15.7	16.6	18.0	16.1
Subcontractor services and other direct costs	51.6	54.1	46.5	56.8
Total direct costs of contract revenue	67.3	70.6	64.5	72.9
General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	15.6	12.6	17.2	12.5
Facilities and facility related	2.1	1.8	2.2	1.7
Stock-based compensation	2.4	1.3	2.4	1.0
Depreciation and amortization	1.6	1.5	1.8	1.4
Other	4.1	6.1	6.0	5.5
Total general and administrative expenses	25.8	23.3	29.6	22.0
Income from operations	6.9	6.1	5.9	5.1
Other income (expense):
Interest expense, net	—	—	—	—
Other, net	—	—	—	—
Total other (expense) income, net	—	—	—	—
Income before income taxes	6.9	6.1	5.9	5.1
Income tax expense	2.2	1.9	1.2	0.9
Net income	4.7%	4.2%	4.7%	4.2%

Three Months Ended September 28, 2018 Compared to Three Months Ended September 29, 2017

Contract revenue.   Consolidated contract revenue increased $2.4 million, or 3.4%, to $71.4 million for the three months ended September 28, 2018 as compared to $69.0 million for the three months ended September 29, 2017, primarily due to the increased subcontractor revenues under certain capital improvement projects within our Engineering and Consulting segment.

Contract revenue in our Energy segment increased $0.1 million to $50.1 million for the three months ended September 28, 2018 as compared to $50.0 million for the three months ended September 29, 2017. Contract revenue in our Energy segment was relatively flat due to increases in revenue from NAM and Integral Analytics being partially offset by a reduction in pass-through revenue as a result of the completion of certain major construction management projects. Contract revenue in our Engineering and Consulting segment increased $2.3 million, or 12.3%, to $21.3 million for the three months ended September 28, 2018 as compared to $19.0 million for the three months ended September 29, 2017.  Contract revenue in our Engineering and Consulting segment increased primarily due to increased subcontractor revenues under certain of our existing capital improvement projects.

Direct costs of contract revenue.  Direct costs of contract revenue were $48.1 million for the three months ended September 28, 2018, a reduction of $0.7 million, or 1.4%, as compared to $48.7 million for the three months ended September 29, 2017.

Direct costs for our Energy segment decreased $3.2 million, or 8.3% to $35.1 million, for the three months ended September 28, 2018 as compared to $38.3 million for the three months ended September 29, 2017, primarily due to a reduction in pass-through subcontractor expenses as a result of the completion of certain construction management projects.  Direct costs for our Engineering and Consulting segment increased $2.5 million, or 24.1%, to $13.0 million for the three months ended September 28, 2018 as compared to $10.5 million for the three months ended September 29, 2017, primarily due to the increased use of subcontractor services under certain of our existing engineering capital improvements projects.

Within direct costs of contract revenue, salaries and wages decreased by $0.2 million and subcontractor services and other direct costs decreased by $0.5 million for the three months ended September 28, 2018.  As a percentage of contract revenue, salaries and wages decreased to 15.7% of contract revenue for the three months ended September 28, 2018 as compared to 16.6% for the three months ended September 29, 2017, primarily as the result of decreases in direct salaries compared to increases in indirect salaries with more employees working on business development this past quarter.  Subcontractor services and other direct costs decreased to 51.6% of contract revenue for the three months ended September 28, 2018 as compared to 54.1% of contract revenue for the three months ended September 29, 2017, as a result of an increase in revenues and a reduction in  pass-through subcontractor expenses as a result of the completion of certain Energy construction management projects, partially offset by increased use of subcontractor services under certain of our existing Engineering and Consulting engineering capital improvement projects.

General and administrative expenses.   General and administrative expenses increased by $2.3 million, or 14.4%, to $18.4 million for the three months ended September 28, 2018 from $16.1 million for the three months ended September 29, 2017. This increase was primarily due to an increase of $4.4 million in corporate general and administrative expenses, including $0.6 million of transaction costs associated with the future acquisition of Lime Energy and $0.2 million in Engineering and Consulting segment expenses; partially offset by a decrease of $2.3 million in general and administrative expenses of our Energy segment. General and administrative expenses as a percentage of contract revenue increased to 25.8% for the three months ended September 28, 2018 as compared to 23.3% for the three months ended September 29, 2017.

Of the $2.3 million increase in general and administrative expenses for the three months ended September 28, 2018, approximately $2.4 million relates to an increase in salaries and wages, payroll taxes and employee benefits, $0.8 million relates to an increase in stock-based compensation expenses, $0.3 million relates to an increase in facilities and facility related expenses and $0.1 million relates to an increase in depreciation and amortization expenses.  Such increases were offset by a $1.3 million decrease in other general and administrative expenses. The increase in salaries and wages, payroll taxes and employee benefits was primarily due to increases in overall salaries and wages and employee benefits. The increase in stock-based compensation expenses was primarily due to an increase in the issuance of new stock awards and the implementation of a performance based restricted stock unit award program. The decrease in other general and administrative expenses was primarily due to better cost control and leveraging of overhead costs.

Income from operations.  As a result of the above factors, our operating income was $4.9 million for the three months ended September 28, 2018 as compared to $4.2 million for the three months ended September 29, 2017. Income from operations as a percentage of contract revenue was 6.9% for the three months ended September 28, 2018 as compared to 6.1% for the three months ended September 29, 2017. The increase in operating margin was primarily attributable to increases in higher margin revenue from the acquisitions of NAM and Integral Analytics partially offset by a reduction in pass-through revenue from the completion of certain major construction management projects in our Energy segment.

Total other (expense) income, net.  Total other expense, net was flat at $5,000 for the three months ended September 28, 2018, as compared to the three months ended September 29, 2017. Total other expense, net consists of interest expense, net and other, net.  During the three months ended September 28, 2018, interest expense, net decreased by $1,000 and other, net decreased by $1,000.

Income tax expense.   Income tax expense was $1.6 million for the three months ended September 28, 2018, as compared to $1.3 million for the three months ended September 29, 2017. For both three month periods the difference between the tax expense recorded and the expense that would be recorded by applying each year’s federal statutory rate was attributable to various tax deductions and tax credits.  During the three months ended September 28, 2018 the difference between the effective tax rate and the federal statutory rate is primarily attributable to a reduction in the tax deductions related to Section 179D, partially offset by tax deductions related to disqualifying dispositions under our employee stock purchase plan and non-qualified stock option exercises.  During the three months ended September 29, 2017 the difference between the effective tax rate and the federal statutory rate is primarily attributable to the recognition of a research and development tax credit on our 2016 tax return, revisions to estimates recorded in the 2016 provision for deductions attributable to Section 179D and the Domestic Production Activities Deduction and the recognition of tax deductions related to non-qualified stock option exercises recorded in the three months ended September 29, 2017. In accordance with ASU 2016-09 (see Note 1 “Basis of Presentation, Organization and Operations of the Company” of the notes to our condensed consolidated financial statements included elsewhere in this report), the income tax expense deductions related to Section 179D and disqualifying dispositions under our employee stock purchase plan and non-qualified stock option exercises have been included as an increase of 4.5% to our effective tax rate for the three months ended September 28, 2018. The effective tax rate also varies from the federal statutory rate due to the impact of state income tax expense and certain expenses that are non-deductible for tax purposes, including meals and entertainment, compensation expenses related to our employee stock purchase plan and incentive stock options.

Net income.  As a result of the above factors, our net income was $3.3 million for the three months ended September 28, 2018, as compared to $2.9 million for the three months ended September 29, 2017. Net income as a percentage of contract revenue was 4.7% for the three months ended September 28, 2018 as compared to 4.2% for the three months ended September 29, 2017. The increase was primarily driven by new projects within the Energy segment with lower pass-through costs replacing projects with higher pass-through costs, partially offset by higher stock-based compensation expense.

Nine Months Ended September 28, 2018 Compared to Nine Months Ended September 29, 2017

Contract revenue.   Consolidated contract revenue decreased $23.4 million, or 11.2%, to $185.8 million for the nine months ended September 28, 2018 as compared to $209.2 million for the nine months ended September 29, 2017, primarily due to the reduction of pass-through revenue resulting from the completion of a number of our Energy segment projects.

Contract revenue in our Energy segment decreased $24.7 million, or 16.1%, to $129.1 million for the nine months ended September 28, 2018 as compared to $153.9 million for the nine months ended September 29, 2017 primarily due to a reduction in pass-through revenue as a result of the completion of certain major construction management projects. Contract revenue in our Engineering and Consulting segment increased $1.4 million, or 2.5%, to $56.7 million for the nine months ended September 28, 2018 as compared to $55.3 million for the nine months ended September 29, 2017, primarily due to increased subcontractor revenues under certain of our existing capital improvement projects.

Direct costs of contract revenue.   Direct costs of contract revenue decreased by $32.7 million, or 21.4%, to $119.8 million for the nine months ended September 28, 2018 as compared to $152.5 million for the nine months ended September 29, 2017. This decrease is primarily attributable to decreases in direct costs within our Energy segment of $34.0 million, or 28.0%, primarily due to a reduction in pass-through subcontractor expenses as a result of the completion of certain construction management projects. Direct costs for the Engineering and Consulting segment increased by $1.4 million, or 4.4%, primarily due to the increased use of subcontractor services under certain of our existing engineering capital improvements projects.

Within direct costs of contract revenue, salaries and wages decreased  $0.2 million and subcontractor services and other costs decreased $32.4 million. Salaries and wages were 18.0% of contract revenue for the nine months ended September 28, 2018 as compared to 16.1% for the nine months ended September 29, 2017, and subcontractor services and other direct costs decreased to 46.5% of contract revenue for the nine months ended September 28, 2018 from 56.8% of contract revenue for the nine months ended September 29, 2017. Subcontractor services decreased primarily as a result of a reduction in pass-through subcontractor expenses as a result of the completion of certain Energy construction management projects, partially offset by increased use of subcontractor services under certain of our existing Engineering and Consulting engineering capital improvement projects.

General and administrative expenses.    General and administrative expenses increased by $8.9 million, or 19.4%, to $54.9 million for the nine months ended September 28, 2018 from $46.0 million for the nine months ended September 29, 2017. This was primarily due to increases of $4.3 million, $3.3 million and $1.3 million, in general and administrative expenses of corporate expenses, our Energy segment and our Engineering and Consulting segment, respectively. General and administrative expenses as a percentage of contract revenue increased to 29.6% for the nine months ended September 28, 2018 as compared to 22.0% for the nine months ended September 29, 2017.

Of the $8.9 million increase in general and administrative expenses, approximately $5.8 million relates to increases in salaries and wages, payroll taxes and employee benefits, $2.4 million relates to increases in stock-based compensation, $0.6 million relates to increases in facilities and facility related expenses and $0.4 million relates to increases in depreciation and amortization, partially offset by a $0.3 million decrease in other general and administrative expenses. The increase in salaries and wages, payroll taxes and employee benefits was primarily due to increases in salaries and wages and employee benefits. The increase in stock-based compensation was primarily due to issuing grants to employees and the implementation of a performance based restricted stock unit award program. The increase in facilities and facility related expenses was primarily due to new offices associated with our acquisitions and increases in base rent. The decrease in other general and administrative expenses was primarily due to better cost control and leveraging of overhead costs.

Income from operations.   As a result of the above factors, our operating income was $11.1 million for the nine months ended September 28, 2018 as compared to $10.7 million for the nine months ended September 29, 2017. Income from operations as a percentage of contract revenue was 6.0% for the nine months ended September 28, 2018, as compared to 5.1% for the nine month ended September 29, 2017. The increase in operating margin was primarily due to a reduction in pass-through subcontractor expenses as a result of certain Energy segment projects coming to completion.

Total other expense, net.  Total other expense, net was $39,000 for the nine months ended September 28, 2018, as compared to $32,000 for the nine months ended September 29, 2017.

Income tax expense.    Income tax expense was $2.2 million for the nine months ended September 28, 2018, as compared to $1.8 million for the nine months ended September 29, 2017. For both nine month periods the difference between the tax expense recorded and the expense that would be recorded by applying each year’s federal statutory rate was attributable to various tax deductions and tax credits. In the nine months ended September 28, 2018 the difference between the effective tax rate and the federal statutory rate is primarily attributable to tax deductions related to Section 179D deductions, and the recognition of tax deductions related to non-qualified stock option exercises and disqualifying dispositions under our employee stock purchase plan. In the nine months ended September 29, 2017 the difference between the effective tax rate and the federal statutory rate is primarily attributable to tax deductions related to non-qualified stock option exercises. In accordance with ASU 2016-09 (see Note 1 “—Basis of Presentation, Organization and Operations of the Company” of the notes to our condensed consolidated financial statements included elsewhere in this report), the income tax benefit related to Section 179D and disqualifying dispositions under our employee stock purchase plan and non-qualified stock option exercises have been included as a reduction of 7.6% to our effective tax rate for the nine months ended September 28, 2018. The effective tax rate also varies from the federal statutory rate due to the impact of state income tax expense, and certain expenses that are non-deductible for tax purposes, including meals and entertainment, compensation expenses related to our employee stock purchase plan and incentive stock options.

Net income.    As a result of the above factors, our net income was $8.8 million for the nine months ended September 28, 2018, as compared to net income of $8.8 million for the nine months ended September 29, 2017. Net income as a percentage of contract revenue was 4.7% for the nine months ended September 28, 2018 as compared to 4.2% for the nine months ended September 29, 2017. This increase was primarily driven by increased gross margin as a result of a reduction in pass-through subcontractor expenses due to certain Energy segment projects coming to completion.

Liquidity and Capital Resources

As of September 28, 2018, we had $16.7 million of cash and cash equivalents. Our cash increased by $2.3 million since December 29, 2017 primarily due to net cash provided by operating activities of $11.6 million, offset by net cash used in financing and investing activities of $5.6 million and $3.7 million, respectively. Our primary source of liquidity is cash generated from operations. In addition, as of September 28, 2018, we also had a revolving line of credit with BMO, which was scheduled to mature on January 20, 2020, but which was refinanced on October 1, 2018.  See Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—New Credit Facilities” for further discussion of the material terms of our New Credit Facilities. We believe that our cash and cash equivalents on hand, cash generated by operating activities and available borrowings under our New Credit Facilities will be sufficient to finance our operating activities for at least the next 12 months.

Cash Flows from Operating Activities

Cash flows provided by operating activities were $11.6 million for the nine months ended September 28, 2018, as compared to cash flows provided by operating activities of $2.0 million for the nine months ended September 29, 2017. Cash flows provided by operating activities for the nine months ended September 28, 2018 resulted primarily from a decrease in accounts receivable and our net income, as adjusted for non-cash activity such as depreciation and amortization, stock-based compensation and deferred taxes, partially offset by an increase in contract assets and decreases in contract liabilities and accrued liabilities. Cash flows provided by operating activities for the nine months ended September 29, 2017 resulted primarily from our net income and an increase in accounts payable, partially offset by an increase in accounts receivable and contract assets as a result of milestone billing arrangements contained in certain contracts that do not allow us to bill until various stages of our work are complete.

Cash Flows from Investing Activities

Cash flows used in investing activities were $3.7 million for the nine months ended September 28, 2018 as compared to cash flows used in investing activities of $16.4 million for the nine months ended September 29, 2017. The cash flows used in investing activities for the nine months ended September 28, 2018 and September 29, 2017 were primarily due to cash paid for our acquisitions of NAM and Integral Analytics, respectively, net of cash received and, for both periods, the purchase of equipment and leasehold improvements.

Cash Flows from Financing Activities

Cash flows used in financing activities were $5.6 million for the nine months ended September 28, 2018 as compared to cash flows used in financing activities of $2.7 million for the nine months ended September 29, 2017. The cash flows used in financing activities for the nine months ended September 28, 2018 were primarily attributable to payments of $4.1 million for contingent consideration and on notes payable related to our prior acquisitions and repayments of $2.5 million on borrowings under our Prior Credit Agreement, partially offset by $1.8 million in proceeds from stock option exercises and sales of stock under our employee stock purchase plan. The cash flows used in financing activities for the nine months ended September 29, 2017 were primarily attributable to payments of $4.9 million for contingent consideration and on notes payable related to our previous acquisitions, partially offset by $2.6 million in proceeds from stock option exercises and sales of common stock under our employee stock purchase plan.

Outstanding Indebtedness

Credit Facilities. As of September 28, 2018, we had a revolving line of credit with BMO in connection with our Prior Credit Agreement, which was scheduled to mature on January 20, 2020, but which was refinanced on October 1, 2018 in connection with our entry into our New Credit Facilities.  See Note 7, “Debt” in the Notes to condensed consolidated financial statements for a discussion of the material terms of the Prior Credit Agreement and Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—New Credit Facilities” for a discussion of the material terms of the New Credit Facilities.

As of September 28, 2018, we were in compliance with all covenants under the Prior Credit Agreement.

Insurance Premiums. We have also financed, from time to time, insurance premiums by entering into unsecured notes payable with insurance companies. During our annual insurance renewals in the fourth quarter of our fiscal year ended December 29, 2017, we did not elect to finance our insurance premiums for the 2018 fiscal year.  We have not yet completed our annual insurance renewals for the 2019 fiscal year.

Contractual obligations

As of September 28, 2018, our aggregate long-term debt obligation decreased by $2.9 million as compared to those disclosed in our table of contractual obligations included in our Annual Report on Form 10-K for the year ended December 29, 2017. The $2.9 million decrease is comprised of a decrease of $0.4 million to obligations due less than 1 year as a result of cash paid on the deferred purchase price on the acquisition of substantially all of the assets of Genesys and a decrease of $2.5 million to obligations due 1-3 years as a result of cash repayments under our Prior Credit Agreement.

We are obligated to pay earn-out payments in connection with our acquisitions of Integral Analytics and NAM and substantially all of the assets of 360 Energy Engineers, LLC (“360 Energy”). We are obligated to pay (i) up to $12.0 million in cash based on future work obtained from the business of Integral Analytics during the three years after the closing of the acquisition, payable in installments if certain financial targets are met during the three years, (ii) up to $1.0 million in cash, over a one-year earn out period if certain financial targets are met by NAM and (iii) up to $1.2 million in cash, if certain financial targets of our divisions made up of the assets acquired from, and former employees of, 360 Energy are met for fiscal year 2018. As of September 28, 2018, we had contingent consideration payable of $6.0 million related to these acquisitions, which includes $0.2 million of accretion, for the three months ended September 28, 2018, related to the contingent consideration.

Finally, as of October 1, 2018, subject to the conditions in the Merger Agreement being satisfied or waived by the parties, we will owe $120.0 million in connection with the acquisition of Lime Energy. In addition, we will be required to pay Lime Energy a reverse termination fee of $3.6 million if Lime Energy terminates the Merger Agreement because we fail to close the acquisition within two business days after the date the closing is required to take place and such failure arises from our failure to receive the proceeds from the New Credit Facilities, or our refusal to accept a new financing commitment that provides for at least the same amount of financing as the New Credit Facilities and on terms that are not materially less favorable to us than the New Credit Facilities, provided the closing conditions under the Merger Agreement are otherwise satisfied or waived.

Off-Balance Sheet Arrangements

Other than operating lease commitments, we do not have any off-balance sheet financing arrangements or liabilities. In addition, our policy is not to enter into derivative instruments, futures or forward contracts. In addition, we do not have any majority-owned subsidiaries or any interests in, or relationships with, any special-purpose entities that are not included in the consolidated financial statements. We have, however, entered into an administrative services agreement with Genesys pursuant to which WES, our wholly-owned subsidiary, will provide Genesys with ongoing administrative, operational and other non-professional support services. We manage Genesys and have the power to direct the activities that most significantly impact Genesys’ performance, in addition to being obligated to absorb expected losses from Genesys. Accordingly, we are the primary beneficiary of Genesys and consolidate Genesys as a variable interest entity.

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

As of September 28, 2018, we had cash and cash equivalents of $16.7 million. This amount represents cash on hand in business checking accounts with BMO.

We do not engage in trading activities and do not participate in foreign currency transactions or utilize derivative financial instruments.

We are subject to interest rate risk in connection with borrowings under our current and prior revolving lines of credit, including borrowings outstanding as of September 28, 2018 under our Amended and Restated Credit Agreement (the “Prior Credit Agreement”) with BMO as lender, which bore interest at variable rates.  Borrowings under the Prior Credit Agreement bore interest at a rate equal to either, at our option, (i) the highest of the prime rate, the Federal Funds Rate plus 0.5% or one-month LIBOR plus 1% (the “Base Rate”) or (ii) LIBOR, in each case plus an applicable margin ranging from 0.25% to 1.00% with respect to Base Rate borrowings and 1.25% to 2.00% with respect to LIBOR borrowings. The applicable margin was based upon our consolidated leverage ratio. We were also required to pay a commitment fee for the unused portion of the Prior Credit Agreement’s revolving line of credit, which ranged from 0.20% to 0.35% per annum, and fees on any letters of credit drawn under the facility, which ranged from 0.94% to 1.50%, in each case, depending on our consolidated leverage ratio.

At September 28, 2018, we had no borrowings outstanding under our Prior Credit Agreement’s $35.0 million revolving credit facility and $2.7 million in letters of credit issued and outstanding under the Prior Credit Agreement which resulted in $32.3 million available for borrowing at September 28, 2018 after considering the Prior Credit Agreement’s debt covenants.  Based on our consolidated leverage ratio at September 28, 2018, borrowings under our Prior Credit Agreement bore interest at the LIBOR rate plus 1.25%, or 3.59%, as of September 28, 2018. As of September 28, 2018, we did not have any interest rate hedges or swaps. Based upon the amount of our outstanding indebtedness as of September 28, 2018, a one percentage point change in the assumed interest rate would change our annual interest expense by approximately $20,000 in 2018.

In addition, in connection with our pending acquisition of Lime Energy and our entry into our New Credit Facilities on October 1, 2018, we may incur substantially increased borrowings under our New Credit Facilities. See Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—New Credit Facilities” for further discussion.

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

In connection with the preparation of this Quarterly Report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 28, 2018. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, as of September 28, 2018. No change in our internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Other than as set forth below, there have been no material changes in our risk factors from those discussed under “Part I—Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 29, 2017 and in our Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 3, 2018.

Our pending acquisition of Lime Energy is subject to customary closing conditions and if we are unable to complete the acquisition we will not be able to realize the anticipated benefits, while being subject to certain material adverse risks.

Although we currently expect to close our pending acquisition of Lime Energy during the fourth quarter of 2018, the acquisition is subject to customary closing conditions, including obtaining clearance under the Hart-Scott-Rodino Antitrust Improvements Act. The satisfaction or waiver of these closing conditions may not occur and we may not be able to complete our acquisition of Lime Energy. If the acquisition of Lime Energy is not completed on a timely basis, or at all, we will be subject to a number of risks, without realizing any of the anticipated benefits of having completed the acquisition, including the following:

•                  we will be required to pay our costs relating to the acquisition, such as legal, accounting, financing and financial advisory fees, whether or not the acquisition is completed;

•                  we will be required to pay Lime Energy a reverse termination fee of $3.6 million if Lime Energy terminates the Merger Agreement because we fail to close the acquisition within two business days after the date the closing is required to take place and such failure arises from our failure to receive the proceeds from the New Credit Facilities, or our refusal to accept a new financing commitment that provides for at least the same amount of financing as the New Credit Facilities and on terms that are not materially less favorable to us than the New Credit Facilities, provided the closing conditions under the Merger Agreement are otherwise satisfied or waived;

•                  management may be distracted by ongoing matters related to the inability to complete the acquisition and any changes required to our business strategy; and

•                  the market price of our securities could decline to the extent that it reflects a market assumption that the acquisition will be completed, or to the extent that investors believe that the acquisition is material to our business strategy.

We have incurred and will continue to incur significant transaction expenses in connection with the negotiation and consummation of our pending acquisition of Lime Energy and the related debt financing transaction and if we complete the acquisition, we will incur significant integration costs.

We have incurred and will continue to incur significant transaction expenses in connection with the negotiation and consummation of our pending acquisition of Lime Energy. If we complete our acquisition of Lime Energy, we will implement a plan to integrate the operations of Lime Energy into our company. In connection with that plan, we anticipate that we will incur certain non-recurring charges; however, we cannot identify the timing, nature and amount of all such charges as of the date of this Quarterly Report on Form 10-Q. Further, we may be required to pay Lime Energy a reverse termination fee of $3.6 million as described above. These transaction expenses and integration costs will be charged as an expense in the period incurred. The significant transaction expenses and integration costs could materially affect our results of operations in the period in which such charges are recorded. Although we believe that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of Lime Energy’s business, will offset incremental transaction and integration costs over time if we complete the acquisition of Lime Energy, this net benefit may not be achieved in the near term, or at all.

If we complete our acquisition of Lime Energy, the business of Lime Energy may underperform relative to our expectations.

If we complete our acquisition of Lime Energy, we may not be able to maintain the levels of revenue, earnings or operating efficiency that we and Lime Energy have historically achieved or might achieve separately. The business and financial performance of Lime Energy are subject to certain risks and uncertainties, including but not limited to:

•                  the risk of the loss of, or changes to, its relationships with its clients;

•                  the dependence on a limited number of utility customers and terminable contracts to generate substantially all of its revenue;

•                  challenges generating new customers to diversify its customer base;

•                  the reliance on subcontractors and the risk of failure by subcontractors to properly and effectively perform their services in a timely manner that cause delays in the delivery of Lime Energy’s services;

•                  negative publicity or reputation from its prior investigations and settlements; and

•                  reliance on the senior management and key employees of Lime Energy.

We may be unable to achieve the same growth, revenues and profitability that Lime Energy has achieved in the past.

Lime Energy’s top two utility programs accounted for 67% of its consolidated revenue for fiscal year 2017 and 69% for the six months ended June 30, 2018, and if we complete the acquisition of Lime Energy, a loss or reduction of business from either of such programs could result in significant harm to our revenue, profitability and financial condition.

For the fiscal year ended December 31, 2017, revenue generated from Lime Energy’s utility programs associated with Los Angeles Department of Water and Power and Duke Energy Corp. represented 67% of Lime Energy’s consolidated revenue. The amounts due from these two utilities represented 43% of outstanding accounts receivable of Lime Energy as of December 31, 2017. For the six months ended June 30, 2018, these utility programs represented 69% of Lime Energy’s consolidated revenue. Additionally, Lime Energy’s top ten contracts accounted for 96% of its consolidated revenue in fiscal year 2017. These clients are not committed to purchase any minimum amount of Lime Energy’s services, as its agreements with them are based on a “purchase order” model. As a result, they may discontinue utilizing some or all of Lime Energy’s services with little or no notice. As well, certain of Lime Energy’s contracts (for example, Lime Energy’s contract relating to Los Angeles Department of Water and Power) are with other entities that are periodically funded by the applicable utility. Such funding is subject to periodic renewal and is outside the control of Lime Energy or its contract counterparty and may, at times, be delayed or inhibited.

Lime Energy expects these two utility programs to continue to account for a significant portion of its revenue for the foreseeable future. If we complete the acquisition of Lime Energy, the loss of either of these utility programs (or financial difficulties at either of these utilities, which result in nonpayment or nonperformance) could have a significant and adverse effect on our business, results of operations and financial condition. In addition, if Lime Energy’s clients significantly reduce their business or orders with Lime Energy, default on their agreements or terminate or fail to renew their agreements with Lime Energy, our business, results of operations and financial condition could be materially and adversely affected. Lime Energy may not be able to win new contracts to replace these contracts if they are terminated early or expire as planned without being renewed.

The pro forma financial information reflecting our pending acquisition of Lime Energy and the related debt financing may not be indicative of our future results.

The pro forma financial information reflecting our pending acquisition of Lime Energy and the related debt financing included in our Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 3, 2018, may not reflect what our results of operations, financial position and cash flows would have been after giving effect to the acquisition and the related debt financing during the periods presented or be indicative of what our results of operations, financial position and cash flows may be in the future. We have made adjustments based upon available information and made assumptions that we believe are reasonable to reflect these factors, among others, in the pro forma financial information. However, our assumptions may not prove to be accurate.

If we complete our acquisition of Lime Energy, our financial results may suffer if we do not effectively manage our expanded operations following the acquisition.

If we complete our acquisition of Lime Energy, the size of our business will increase significantly. We have agreed to pay $120.0 million, subject to customary holdbacks and adjustments, for Lime Energy, which represents approximately 85.1% of our total consolidated assets as of September 28, 2018. Our future success will depend, in part, upon our ability to manage and integrate this expanded business, which will pose substantial challenges for management, including challenges related to the management and monitoring of additional operations and associated increased costs and complexity. There can be no assurances we will be successful or that we will realize the expected benefits currently anticipated from the completion of our acquisition of Lime Energy.

If we complete our acquisition of Lime Energy and incur debt under the New Credit Facilities, we will have a significant amount of indebtedness that could negatively affect our business, results of operations and financial condition.

If we complete our acquisition of Lime Energy and incur debt under the New Credit Facilities, we will have a significant amount of indebtedness. As of September 28, 2018, we had no outstanding consolidated indebtedness and only $2.7 million in letters of credit issued and outstanding.  Our interest payments were approximately $75,000 for the nine months ended September 28, 2018. As of September 28, 2018, on a pro forma basis after giving effect to the acquisition of Lime Energy, borrowings under the New Credit Facilities and the completion of our recent equity offering, our total indebtedness would have been approximately $70.0 million. This amount may increase as we incur more indebtedness in the future. Such significant amount of indebtedness could have important consequences, including the following:

•                  making it difficult for us to satisfy our payment obligations with respect to our debt;

•                  limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements;

•                  requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, acquisitions and other general corporate purposes;

•                  increasing our vulnerability to general negative economic and industry conditions;

•                  limiting our flexibility in planning for and reacting to changes in the industry in which we compete;

•                  exposing us to the risk of increased interest rates as certain of our borrowings have variable interest rates;

•	placing us at a disadvantage compared to other, less leveraged competitors; and

•                  increasing our cost of borrowing.

If we complete our acquisition of Lime Energy and incur debt under the New Credit Facilities, we may not be able to generate sufficient cash to service our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

If we complete our acquisition of Lime Energy and incur debt under the New Credit Facilities, we may not be able to generate sufficient cash to service our indebtedness. In addition to interest we will owe on our outstanding debt, our Delayed Draw Term Loan Facility will amortize quarterly in an amount equal to 10% annually. Our ability to make scheduled payments on or refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the amounts due on our indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. The Credit Agreement restricts our ability to dispose of assets and use the proceeds from those dispositions and also restricts our ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due. Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would materially adversely affect our financial position and results of operations. If we cannot make scheduled payments on our debt, we will be in default and the lenders under the Credit Agreement could terminate their commitments to loan money, the lenders could foreclose against the assets securing their borrowings and we could be forced into bankruptcy or liquidation.

The Credit Agreement governing the New Credit Facilities contains terms that restrict our ability to access sufficient capital and operate our business.

The Credit Agreement governing the New Credit Facilities contains terms that restrict our ability to, among other things:

•                  incur, create or assume additional indebtedness;

•                  incur, create or assume liens securing debt or other encumbrances on our assets;

•                  purchase, hold or acquire certain investments;

•                  acquire the assets of, or merge or consolidate with, other companies;

•                  sell, lease, or otherwise dispose of assets;

•                  pay dividends or make distributions to our stockholders; and

•                  purchase or redeem our stock.

In addition, the Credit Agreement contains financial maintenance covenants that require us to maintain a maximum total leverage ratio and a minimum fixed charge coverage ratio tested on a quarterly basis, which we may not be able to achieve, and other restrictive covenants that may impair our ability to finance future operations or capital needs or to engage in other favorable business activities. Failing to comply with these covenants could result in an event of default under the Credit Agreement, which could result in us being required to repay the amounts outstanding thereunder prior to maturity. These prepayment obligations could have an adverse effect on our business, results of operations and financial condition.

Furthermore, if we are unable to repay the amounts due and payable under the Credit Agreement, the lenders could proceed against the collateral granted to them to secure that indebtedness. In the event the lenders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness.

The loss of Lime Energy’s senior officers or key employees could harm its business and, if we complete our acquisition of Lime Energy, negatively affect our financial condition, cash flow and results of operations.

We believe that Lime Energy’s senior management’s reputation and relationships with its customers is a critical element to the success of Lime Energy’s business. Lime Energy depends on the diligence, skill and network of business contacts of its management team. We believe there are only a limited number of available qualified executives in the energy services industry, and we therefore have encountered, and will likely continue to encounter, intense competition for qualified employees from other companies in the industry. We believe our future success with Lime Energy will depend upon the continued service of its senior management personnel and other senior officers, each of whose services are important to the success of Lime Energy’s current business strategies. If we complete our acquisition of Lime Energy and we were to subsequently lose the services of any of the members of Lime Energy’s senior management team, it could negatively affect our financial condition, cash flow and results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6.  Exhibits

Exhibit Number		Exhibit Description
2.1†

Merger Agreement, dated as of October 1, 2018, by and among Willdan Energy Solutions, Luna Fruit, Inc., Lime Energy Co. and Luna Stockholder Representative, LLC, as representative of the participating securityholders of Lime Energy Co. (incorporated by reference to Exhibit 2.1 to Willdan Group, Inc.’s Current Report on Form 8-K filed on October 3, 2018 (File No. 001-33076)).

3.1

First Amended and Restated Certificate of Incorporation of Willdan Group, Inc., including amendments thereto (incorporated by reference to Willdan Group, Inc.’s Registration Statement on Form S-1, filed with the SEC on August 9, 2006, as amended (File No. 333-136444)).

3.2		Amended and Restated Bylaws of Willdan Group, Inc. (incorporated by reference to Willdan Group, Inc.’s Current Report on Form 8-K, filed with the SEC on March 8, 2018).
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

10.1

Credit Agreement, dated as of October 1, 2018, by and among Willdan Group, Inc., as Borrower, the Guarantors (as defined therein), the Lenders (as defined therein) from time to time party thereto, BMO Harris Bank N.A., as Arranger and Administrative Agent and MUFG Union Bank, N.A., as Arranger (incorporated by reference to Exhibit 10.1 to Willdan Group, Inc.’s Current Report on Form 8-K filed on October 3, 2018 (File No. 001-33076)).

10.2

Security Agreement, dated as of October 1, 2018, by and among Willdan Group, Inc. the other Debtors (as defined therein) and BMO Harris Bank N.A. (incorporated by reference to Exhibit 10.2 to Willdan Group, Inc.’s Current Report on Form 8-K filed on October 3, 2018 (File No. 001-33076)).

31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002
32.1	**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of September 28, 2018 and December 29, 2017; (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 28, 2018 and September 29, 2017; (iii) the Condensed Consolidated Statements of Stockholders Equity for the nine months ended September 28, 2018; (iv) the Condensed Consolidated Statement of Cash Flows for the nine months ended September 28, 2018 and September 29, 2017 and (iv) the Notes to the Condensed Consolidated Financial Statements.

†All schedules to the Merger Agreement were omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.

*	Filed herewith.

**          Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLDAN GROUP, INC.

By:	/s/ Stacy B. McLaughlin
Stacy B. McLaughlin
Vice President and Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer and duly authorized officer)
Date: November 2, 2018