Form 10-K
period 2018-12-28
Willdan Group, Inc.
filed 2019-03-08
CIK 1370450

/l

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 28, 2018.
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Yes ☐  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S‑T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non‑accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

The aggregate market value of the voting and non‑voting common equity held by non‑affiliates computed by reference to the price at which the common equity was last sold, as reported on the NASDAQ Global Market, as of the last business day of the registrant’s most recently completed second fiscal quarter was $255.1 million.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐   No ☒

On March 7, 2019, there were 11,016,042 shares of the registrant’s common stock issued and outstanding.

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

All of our forward-looking statements are subject to risks and uncertainties that may cause our actual results to differ materially from our expectations. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to:

•	our ability to adequately complete projects in a timely manner,
•	our ability to compete successfully in the highly competitive energy services market,
•	changes in state, local and regional economies and government budgets,
•

our ability to win new contracts, to renew existing contracts (including with our three primary customers and the two primary customers of recently acquired Lime Energy Inc. (“Lime Energy”)) and to compete effectively for contracts awarded through bidding processes,

•	our ability to successfully integrate our acquisitions, including our recent acquisition of Lime Energy, and execute on our growth strategy, and
•	our ability to obtain financing and to refinance our outstanding debt as it matures.

The above is not a complete list of factors or events that could cause actual results to differ from our expectations, and we cannot predict all of them. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements disclosed under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this 10-K, as such disclosures may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange Commission (the “SEC”), including subsequent Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and public communications. You should evaluate all forward-looking statements made in this 10-K and otherwise in the context of these risks and uncertainties.

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

We seek to establish close working relationships with our clients and expand the breadth and depth of the services we provide to them over time.  We operate our business through a nationwide network of offices spread across 20 states and the District of Columbia. Our business with public and private utilities is concentrated primarily in California and New York, including 16 of the 25 largest electric utilities and five of the 10 largest municipal utilities in the United States. Our business with public agencies is concentrated in California, New York and Arizona. We also serve special districts, school districts, a range of public agencies and private industry.

We operate within two segments for financial reporting purposes, Energy and Engineering and Consulting.

Our Energy segment consists of the business of our subsidiary, Willdan Energy Solutions (“WES”), which offers energy efficiency and sustainability consulting services to utilities, public agencies and private industry under a variety of business names, including Willdan Lighting & Electric, Abacus Resource Management Company, 360 Energy Engineers, LLC, Genesys Engineering P.C., Integral Analytics, Inc., Newcomb Anderson McCormick, Inc. and Lime Energy. This segment is currently our largest segment based on contract revenue, representing approximately 72% and 73% of our consolidated contract revenue for fiscal years 2018 and 2017, respectively. We expect that consolidated contract revenue generated from our Energy segment as a percentage of our total consolidated contract revenue will continue to grow in fiscal year 2019 as a result of our acquisition of Lime Energy.

Our Engineering and Consulting segment includes the operations of our subsidiaries, Willdan Engineering, Willdan Infrastructure, Public Agency Resources, Willdan Financial Services and Willdan Homeland Solutions. Willdan Engineering provides civil engineering‑related construction management, building and safety, city engineering, city planning, geotechnical, material testing and other engineering consulting services to our clients. Willdan Infrastructure provides engineering services to larger rail, port, water, mining and other civil engineering projects. Public Agency Resources primarily provides staffing to Willdan Engineering. Willdan Financial Services provides economic and financial consulting to public agencies. Willdan Homeland Solutions provides national preparedness and interoperability services and communications and technology solutions. Contract revenue for the Engineering and Consulting segment represented approximately 28% and 27% of our consolidated contract revenue for fiscal years 2018 and 2017, respectively.

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

Since December 31, 2014, we have successfully completed seven acquisitions:

•

On January 15, 2015, we and our wholly-owned subsidiary WES acquired all of the outstanding shares of Abacus Resource Management Company, an Oregon-based energy engineering company, and substantially all of the assets of 360 Energy Engineers, LLC, a Kansas-based energy engineering company.

•

On April 3, 2015, our wholly-owned subsidiary, Willdan Financial Services, acquired substantially all of the assets of Economists LLC, a Texas-based economic analysis and financial solutions firm serving the municipal and public sectors.

•	On March 4, 2016, we and WES acquired substantially all of the assets of Genesys Engineering, P.C., a New York-based energy engineering firm.
•	On July 28, 2017, we and WES acquired Integral Analytics, Inc., a data analytics and software company.
•

On April 30, 2018, we and WES acquired Newcomb Anderson McCormick, Inc., an energy engineering and consulting company with offices in San Francisco and Los Angeles that provides clients with mechanical engineering expertise and comprehensive energy efficiency programs and services.

•	On November 9, 2018, we and WES acquired Lime Energy, a designer and implementer of energy efficiency programs for utility clients.

Our Markets

We provide energy efficiency and sustainability, engineering, construction management and planning, economic and financial consulting and national preparedness and interoperability services primarily to public agencies and utilities, as well as private utilities and firms. We believe the market for these services is, and will be, driven by a number of factors, including:

•	Increased demand for services and solutions that provide energy efficiency, sustainability, water conservation, infrastructure development and renewable energy in the public and private sectors;
•	Aging infrastructure, which leads to a need for increased capacity in engineering consulting services;
•	The need for small and medium sized communities to obtain highly specialized services without incurring the costs of hiring permanent staffing and the associated support structure;
•	Demand by constituents for a wider variety of services; and
•	Government funding programs and various state legislation that provide funds for local communities to provide services to their constituents.

Energy Services

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

Engineering and Consulting Services

Our Engineering and Consulting segment provides a variety of services to a diverse customer base, with a focus on providing our customers with design, construction oversight, advisory and training services. Many of our customers find it more efficient to outsource such services to service providers rather than maintain the necessary staff and resources to provide such services themselves. For example, we design and provide construction oversight of public infrastructure projects for federal, state and local governments who have increased their infrastructure-related funding as a result of population growth, increase in local and state funding and aging infrastructure. Relatedly, we provide consulting services to public agencies as they raise the necessary funds to develop such infrastructure projects and provide other services. We also advise public agencies on disaster and emergency preparedness which, as a result of terrorist attacks and natural and man-made disasters over the last two decades, have placed increased strain on state, regional and local agencies.

Our Services

We specialize in providing professional technical and consulting services to utilities, private industry and public agencies at all levels of government. Our core client base is composed of public and private utilities, commercial and industrial firms, cities, counties, special districts, other local and state agencies and tribal governments.

We offer services in two segments: (1) Energy and (2) Engineering and Consulting. The interfaces and synergies among these segments are key elements of our strategy. Management established these segments based upon the services provided, the different marketing strategies associated with these services and the specialized needs of their respective clients. The following table presents, for the years indicated, the approximate percentage of our consolidated contract revenue attributable to each segment. We expect that consolidated contract revenue generated from our Energy segment as a percentage of our total consolidated contract revenue will continue to grow in fiscal year 2019 as a result of our acquisition of Lime Energy.

	Fiscal Year
	2018	2017	2016
Energy	72%	73%	68%
Engineering and Consulting	28%	27%	32%

See Note 13 “—Segment Information” for additional segment information.

Energy Services

We commenced providing energy services with the creation of our subsidiary, WES and its acquisition of Intergy Corporation in fiscal year 2008. Since then, we have grown our Energy segment through organic growth and through the acquisitions by WES of all of the capital stock or substantially all of the assets of Abacus Resource Management Company and 360 Energy Engineers, LLC in January 2015, Genesys Engineering, P.C. in March 2016, Integral Analytics, Inc. in July 2017, Newcomb Anderson McCormick, Inc. in April 2018 and Lime Energy in November 2018.

Through WES and its subsidiaries, we provide specialized, innovative, comprehensive energy solutions to businesses, utilities, state agencies, municipalities, and non‑profit organizations in the U.S. Our experienced engineers, consultants and staff help our clients realize cost and energy savings by tailoring efficient and cost‑effective solutions to assist them in optimizing their energy spend. Our energy services include comprehensive surveys, program design, master planning, benchmarking analyses, design engineering, construction management, performance contracting, installation, alternative financing, and measurement and verification services.

We believe that our recent acquisition of Lime Energy will further expand our presence in the energy services market and enhance our product offerings. The acquisition of Lime Energy provides us the opportunity to diversify our geographical presence, including in the southeastern and mid-Atlantic regions of the United States where we previously had limited operations. Lime Energy also expands our utility customer base, as Lime Energy delivers energy efficiency programs to some of the largest electric utilities that were not previously our clients. In addition, we believe that the acquisition of Lime Energy will better position us to take advantage of the anticipated upcoming expansions in energy efficiency budgets and contracts in California and the Northeastern United States.

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

Direct Customer Support.  We assist clients (including utilities, schools and private companies) in developing and managing facilities and related infrastructures through a holistic, practical approach to facility management. Our services cover audits, local compliance, operations and maintenance review, renewable energy planning, master plans, infrastructure analyses, Leadership in Energy and Environmental Design (LEED) certification for buildings, and energy spend and greenhouse gas reduction strategies.

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

Representative Projects.  The following are examples of typical ongoing projects in the Energy segment:

•

Consolidated Edison, New York.  We serve as Consolidated Edison’s program manager and implementer for its CDI program across the utility’s New York City and Westchester County service area.  This new program replaces and expands Consolidated Edison’s predecessor SBDI program, which we had implemented since 2009, by increasing the size of eligible commercial customers and diversifying the program offerings. The CDI program, Consolidated Edison’s largest energy efficiency program, helps customers save energy, lower their bills and protect the environment by providing financial incentives to identify and buy down the cost of energy efficiency measures.  To support this effort, we provide full-service program implementation including outreach and direct sales to potential commercial customers, on-site energy efficiency assessments, direct implementation of energy savings measures and subcontractor management.  During the fiscal year 2018, we delivered over 9 megawatts of electric demand reduction in the load pocket and over 85 million kilowatt hours of energy savings across the CDI program.

•

Dormitory Authority-State New York (“DASNY”), New York.  WES provides services to Genesys in its performance of rehabilitation and construction management work and architectural and engineering services at various sites within New York State for DASNY under these contracts, including energy efficient design, utility cost evaluation, and various regulatory compliance services.  Specific project descriptions are set out by DASNY in work authorizations, which are issued under the terms of the contracts.

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

•

San Diego Gas and Electric (“SDG&E”), California.  We provide peak-load reduction and energy savings to SDG&E by coordinating the installation of proven energy efficiency measures, including chiller retrofits, chiller variable-frequency drives (“VFDs”), HVAC VFDs, evaporative cooling, demand control ventilation, two-way valves, and chilled water pump VFDs. These measures produce both peak-load reductions and energy savings. During the fiscal year 2018, we delivered 4.6 megawatts of load reduction and energy savings.

•

Healthcare Energy Efficiency Program (“HEEP”), Southern California Edison (“SCE”). We are the implementer of HEEP, which offers full-service support to healthcare-related facilities to implement energy efficiency projects related to lighting, HVAC, boilers, medical equipment, building automation systems, VFDs, sensors, vending controls and retro-commissioning.  We perform ASHRAE Level I and II audits and ongoing analysis and support of installed measures and develop customized energy efficiency measures including energy savings and peak demand reduction estimates. Further, we provide financial calculations including forecasted cost savings, payback, and return on investment, assist with contractor referrals, request for proposals and oversight of installation and perform and install M&V to ensure achieved energy savings.

•

Baldwin High School, Kansas. We are providing a central plant HVAC replacement and building wide HVAC controls installation. We installed a new chilled water and boiler plant and refurbished two large air handling units. We also installed new heating hot water control valves on all variable air volume boxes and new HVAC controls.

•

Entergy Corporation, Louisiana. We are supporting Entergy’s investments in grid data and analytics capabilities across its electric distribution footprint by adopting LoadSEER, the modeling application of Integral Analytics. LoadSEER was developed to provide unique insights and modeling capability for distributed energy resources (“DERs”) and the evolving distribution grid. The application is used in short- and long-term circuit-level planning and to proactively integrate renewables, energy storage, and efficiency investments. LoadSEER combines multi-layer risk, geospatial, and scenario modeling; utilities’ existing tools; engineering efforts; and multiple data sources in order to deliver dynamic, granular load profiles and perform valuation analyses.

Engineering and Consulting Services

We provide a broad range of engineering and consulting services to the public sector and limited services to the private sector. In general, contracts for engineering and consulting services (as opposed to construction oversight contracts) are awarded by public agencies based primarily upon the qualifications of the engineering professional, rather than the proposed fees. We have longstanding relationships with many of these agencies and are recognized as having relevant expertise and customer focused services. A substantial percentage of our work is for existing clients that we have served for many years.

Since 1999, our subsidiary Willdan Financial Services, a public finance consulting business, has supplemented the engineering services that we offer our clients. In general, we supply expertise and support for the various financing techniques employed by public agencies to finance their operations and infrastructure. We also support the mandated reporting and other requirements associated with these financings. We do not provide underwriting or financial advisory services for municipal securities. Further, our subsidiary Willdan Homeland Solutions provides emergency preparedness planning, emergency preparedness training and emergency preparedness exercises that focus on integrating local resources and assets within state and federal systems to cities, counties and related municipal service agencies, such as utility and water companies, as well as school districts, port and transportation authorities, tribal governments and large business enterprises with a need for homeland security related services.

The following are examples of the services that we provide in the Engineering and Consulting segment:

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

City Engineering and Code Enforcement.  We provide municipalities with city engineering services and assist municipalities with the development, implementation and enforcement of building and development codes. These services are tailored to the unique needs of each municipality, ranging from staffing an entire engineering department to carrying out specific projects within a municipality.

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

Planning and Surveying.  We assist communities with a full range of planning services, from the preparation of long‑range policy plans to assistance with the day-to-day operations of a planning department. For several cities, we provide contract staff support, which range from staffing entire departments to providing interim or long-term services to entities that have determined that it is not cost-effective to have a full-time engineer on staff, to relieve peak workload situations or to fill vacant positions during a job search. Typical assignments include land use studies, development of specific plans or general plan elements, design guidelines, and zoning ordinances. We also provide surveying and mapping services, including major construction layout, design survey, topographic survey, aerial mapping, Geographic Information Systems, and right-of-way engineering.

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

Transportation and Traffic.  We provide a wide range of services relating to transportation, traffic and other infrastructure projects. For example, our transportation engineering services cover a full spectrum of support functions, including right of way, utility relocation, landscape, survey and mapping, geographic information systems, public outreach, and interagency coordination. Our traffic engineering services include serving as the contract city traffic engineer in communities, as well as performing design and traffic planning projects for our clients.

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

The key to our district administration services is our proprietary software package, MuniMagic+SM: Municipal Administration & Government Information Coordinator, which we developed internally to redefine the way we administer special districts. MuniMagic+SM is a database management program that maintains parcel data; calculates special taxes, assessments, fees and charges; manages payment tracking; maintains bond‑related information in a single, central location; and provides reporting, financial modeling and analysis at multiple levels of detail. MuniMagic+SM offers a significant competitive advantage in an industry driven by the ability to accurately process large quantities of data.

Financial Consulting.  We perform economic analyses and financial projects for public agencies, including fee and rate studies, such as cost allocation studies and user fee analysis; utility rate analysis and utility system appraisals and acquisitions; economic development and redevelopment planning; Community Choice Aggregation feasibility studies, in which local entities contemplate aggregating buying power in order to secure alternative energy supply contracts; real estate and market analysis associated with planning efforts, and development fee studies; special district formation and other special projects.

Federal Compliance.  We offer several services that support bonded debt compliance reporting for cities, counties, states, school districts, water districts, housing authorities, 501C-3 and other municipal entities. We provide federal compliance services to approximately 750 issuers in 42 states and the District of Columbia managing approximately $70 billion in municipal debt.

Emergency Preparedness, Planning and Training. We design, develop, implement, review and evaluate public and private agencies’ emergency operations and hazard mitigation preparedness and plans and provide customized training courses and exercises.

The following are examples of typical projects we have in the Engineering and Consulting segment:

•

City of Palm Springs, California, Engineering and Construction Management Services.  We provide construction management and public works inspection services related to the City’s Police Department Remodel Project. The project involves the remodeling of the training center, lobby, records area, detective bureau, and men’s and women’s locker rooms. We are acting as Owner’s Representative and Construction Manager responsible for coordinating all aspects of the construction, including coordination with the City’s Building Inspection Staff.

•

Contra Costa County, California, City Engineering Services.  We provide finance review, financial analysis, and contact administration services for the Contra Costa County Public Works Department.  Willdan is providing municipal services in a variety of professional and technical administrative and finance measures.

•

County of Los Angeles, California, Traffic Engineering Services.  We provide professional traffic engineering services for the Lower Azusa Road/Los Angeles Street Traffic Signal Synchronization Project. The services include meetings and project coordination with Los Angeles County and various municipalities as well as field review, equipment inventory, report for recommended improvements, traffic signal base plans, traffic signal improvement plans and traffic signal utility plans for 29 signalized intersection along the Lower Azusa/Los Angeles Street corridor.

•

County of Orange, California, Code Enforcement Services. Our code enforcement team is responsible for responding to citizen concerns and investigations of a variety of code violations throughout the unincorporated areas of Orange County in support of its Neighborhood Preservation Program, including the reviewing, processing, and closing of code enforcement cases related to land use, zoning, building, grading, nuisance, and property maintenance violations. Our staff performs review of all case files, inspection of properties, filing notices and complaints against violators, documenting, and preparing violation cases for the district attorney’s office and/or County counsel and testifying in court. We assist in the entitlement/development process consisting of general land use, zoning and building violations.

•

State of Nevada, Building and Safety Services. We have provided building safety/plan check services for the State of Nevada Public Works Department since 2007. Projects for the State of Nevada include several for the University of Nevada, Las Vegas and Reno campuses. The projects consist of installation of photo voltaic and parking lot lighting upgrades, new baseball clubhouse, to the complete structural upgrade and remodel of several historic buildings at the Reno campus.

•

Town of Superior, Arizona, Various Engineering Services.  We have been working in the Town of Superior for over twenty years and we report directly to the Mayor and Town Manager. There are several large projects coming up in 2019 including: Community Center Planning and Design, the New Town Park Extension, working with the local mine company (Magma BHP), resurfacing local streets, Magma Historic Bridge Restoration and several private development projects in the historic downtown area.

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

Clients

Our clients primarily consist of investor and municipal owned utilities, public and governmental agencies including cities, counties, redevelopment agencies, water districts, school districts and universities, state agencies, federal agencies and a variety of other special districts and agencies. We also provide services to private industry.

We are organized to profitably manage numerous small and large contracts at the same time. Our contracts typically range from $1,000 to over $10,000,000 in contract revenue. Our contracts typically have a duration of between two and thirty-six months, although we have city services contracts that have been in effect for over 30 years. At December 28, 2018, we had approximately 3,549 open projects.

Our largest clients are based in New York and California. In fiscal year 2018, services provided to clients in California accounted for approximately 35% of our contract revenue and services provided to clients in New York accounted for approximately 29% of our contract revenue.

Along with our more typical shorter-term projects, we also derive substantial revenue from three significant long-term contracts with Consolidated Edison of New York, Inc. (“Consolidated Edison”), the City of Elk Grove (the “City of Elk Grove”) and the Dormitory Authority-State of New York (“DASNY”). For fiscal year 2018, Consolidated Edison, City of Elk Grove and DASNY represented 19%, 9% and 8%, respectively, of our consolidated contract revenue.

In January 2017, we announced a new three-year contract with Consolidated Edison to implement Consolidated Edison’s Commercial Direct Install (“CDI”) program across the utility's New York City and Westchester County service area. This program replaced and expanded Consolidated Edison's Small Business Direct Install (“SBDI”) program, which we had implemented since 2009, by increasing the size of eligible commercial customers and diversifying the program offerings. The Consolidated Edison contract continues through the end of 2019. The CDI program, Consolidated Edison's largest energy efficiency program, helps customers save energy, lower their bills and protect the environment by providing financial incentives to identify and buy down the cost of energy efficiency measures. To support this effort, we provide full-service program implementation including outreach and direct sales to potential commercial customers, on-site energy efficiency assessments, direct implementation of energy savings measures and subcontractor management.  While the contract does not obligate Consolidated Edison to engage us for a minimum amount of services, the contract terms, including amendments, provide for an anticipated budget for our services of up to $91.7 million of services over a three-year period, of which $35.2 million remained as of December 28, 2018. Consolidated Edison may terminate the contract at any time for any reason.

In connection with our acquisition of substantially all of the assets of Genesys Engineering, P.C. (“Genesys”) in March 2016, we entered into an administrative services agreement with Genesys pursuant to which our subsidiary, WES, provides Genesys with ongoing administrative, operational and other non-professional support services. Under such administrative services agreement, WES provides administrative services for a series of Genesys’s DASNY contracts. WES provides administrative services to Genesys in its performance of rehabilitation and construction work and architectural and engineering services at various sites within New York State for DASNY under these contracts, including energy efficient design, utility cost evaluation and review, and various regulatory compliance services. Specific project descriptions are set out by DASNY in work authorizations, which are issued under the terms of the contracts. The termination dates of the DASNY contracts vary; the latest of which was February 13, 2019. Work authorized but not yet completed under this contract continues to be bound by the terms of the agreement beyond the termination date until completion of the projects. Genesys expects to receive an amendment from DASNY to the master contract extending the termination date under DASNY’s option to extend this contract term twice, one year at a time. DASNY may at any time terminate any of the contracts or suspend all projects, for its convenience and without cause.

Further, with our acquisition of Lime Energy in November 2018, we assumed Lime Energy’s customer relationships with Los Angeles Department of Water and Power and Duke Energy Corp. For Lime Energy’s fiscal year ended December 31, 2017, revenue generated from Lime Energy’s utility programs associated with Los Angeles Department of Water and Power and Duke Energy Corp. represented 67% of Lime Energy’s consolidated revenue. The amounts due from these two utilities represented 43% of the outstanding accounts receivable of Lime Energy as of December 31, 2017. For the nine months ended September 30, 2018, these utility programs represented 66% of Lime Energy’s consolidated revenue.

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

•

Unit-based provisions require the delivery of specific units of work, such as energy efficiency savings goals measured in kWh or Therms, arbitrage rebate calculations, dissemination of municipal securities continuing disclosure reports, or building plan checks, at an agreed price per unit, with the total payment under the contract determined by the actual number of units performed.

•

Fixed price provisions require all work under a contract to be performed for a specified lump sum, which may be subject to adjustment if the scope of the project changes. Contracts with fixed price provisions carry certain inherent risks, including risks of losses from underestimating costs, delays in project completion, problems with new technologies, price increases for materials, and economic and other changes that may occur over the contract period. Consequently, the profitability, if any, of fixed price contracts can vary substantially. Willdan typically hedges some of these risks through the use of fixed price subcontracts for services, material and equipment.

The following table presents, for the periods indicated, the approximate percentage of our contract revenue subject to each type of pricing provision:

	Fiscal Year
	2018	2017
Time-and-materials	27%	19%
Unit-based	47%	32%
Fixed price	26%	49%
Total	100%	100%

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

We believe that our Energy and Engineering and Consulting segments compete with numerous competitors and no single competitor has sufficient market share to influence the market.

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

Employees

At December 28, 2018, we had approximately 927 full‑time employees and 275 part‑time employees. All Public Agency Resources’ employees are classified as part‑time. Our employees include, among others, licensed electrical, mechanical, structural and civil engineers, land surveyors, certified building officials, licensed geotechnical engineers and engineering geologists, certified inspectors and plans examiners, licensed architects and landscape architects, certified planners, and information technology specialists. We believe that we attract and retain highly skilled personnel with significant industry experience and strong client relationships by offering them challenging assignments in a stable work environment. We believe that our employee relations are good.

The following table sets forth the number of our employees in each of our business segments and our holding company:

	As of
	Fiscal Year End
	2018	2017	2016
Energy	677	381	334
Engineering and Consulting	469	448	446
Holding Company Employees (Willdan Group, Inc.)	56	53	51
Total	1,202	882	831

At December 28, 2018, we contracted with approximately 100 former and current public safety officers to conduct homeland security services training courses. These instructors are classified as subcontractors and not employees.

Intellectual Property

The Willdan, Willdan Group, Inc., Willdan Engineering, Willdan Infrastructure, Willdan Financial Services, Willdan Energy Solutions and Willdan Homeland Services names are service marks of ours, and we have obtained a service mark for the Willdan and “W” logo. In connection with our acquisition of Integral Analytics, we have obtained the patent for “Optimization of Microgrid Energy Use and Distribution.” In connection with our acquisition of Lime Energy, we have obtained the service marks for the Enerpath, Enerworks and Lime/Green Dial Design. In addition, we have obtained the registered copyright of Lime, Lime Energy, Lime Energy “less is more” design and Main Street Efficiency. We have also obtained federal service mark registration with the United States Patent and Trademark Office for the “Willdan” name, “Willdan Group, Inc.” name and the “extending your reach” tagline. We believe we have strong name recognition in the western United States and New York, and that this provides us a competitive advantage in obtaining new business. Consequently, we believe it is important to protect our brand identity through trademark registrations. The name and logo of our proprietary software, MuniMagic+SM, are registered service marks of Willdan Financial Services, and we have registered a federal copyright for the source code for the MuniMagic+SM software.

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

ITEM 1A.  RISK FACTORS

Risks Relating to Our Business and Industry

We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially adversely affect our operations. Set forth below and elsewhere in this report and in other documents we file with the SEC are descriptions of risks and uncertainties that could cause our actual results to differ materially from the results and expectations contained in this report. Additional risks we do not yet know of or that we currently think are immaterial may also affect our business operations. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition or results of operations could be materially adversely affected.

If we fail to complete a project in a timely manner, miss a required performance standard, or otherwise fail to adequately perform on a project, then we may incur a loss on that project, which may reduce or eliminate our overall profitability.

Our engagements often involve large‑scale, complex projects. The quality of our performance on such projects depends in large part upon our ability to manage the relationship with our clients and our ability to effectively manage the project and deploy appropriate resources, including third‑party contractors and our own personnel, in a timely manner. We may commit to a client that we will complete a project by a scheduled date or that, when completed, a project will achieve specified performance standards (e.g., some of our contracts stipulate certain energy savings requirements). If the project is not completed by the scheduled date or fails to meet required performance standards, we may either incur significant additional costs or be held responsible for the costs incurred by the client to rectify damages due to late completion or failure to achieve the required performance standards. The uncertainty of the timing of a project can present difficulties in planning the amount of personnel needed for the project. If the project is delayed or canceled, we may bear the cost of an underutilized workforce that was dedicated to fulfilling the project. In addition, performance of projects can be affected by a number of factors beyond our control, including, among other things, unavoidable delays from government inaction, public opposition, inability to obtain financing, weather conditions, unavailability of vendor materials, changes in the project scope of services requested by our clients, industrial accidents, environmental hazards, and labor disruptions. To the extent these events occur, the total costs of the project could exceed our estimates, and we could experience reduced profits or, in some cases, incur a loss on a project, which may reduce or eliminate our overall profitability. Further, any defects or errors, or failures to meet our clients’ expectations, could result in claims for damages against us. Failure to meet performance standards or complete performance on a timely basis could also adversely affect our reputation and client base.

We are susceptible to risks relating to the energy services industry, which represented 72% of our consolidated contract revenue in fiscal year 2018, and a loss of customers or other downturn in demand for those services could have a material impact on our revenues, profitability and financial condition.

Consolidated contract revenue generated from our Energy segment has continued to increase, from 49% of our consolidated contract revenues in fiscal year 2014 to 72% of our consolidated contract revenues in fiscal year 2018.  This increase is primarily due to acquisitions we have made in this segment in recent fiscal years, including our acquisition of Lime Energy in fiscal year 2018, as well as an increase in demand for these services. We expect that consolidated contract revenue generated from our Energy segment as a percentage of our total consolidated contract revenue will continue to grow in fiscal year 2019 as a result of our acquisition of Lime Energy.  A loss of customers, inability to procure or maintain contracts, or downturn in demand could have a material adverse impact on our business, results of operations and financial condition.  To address risks related to increased dependence on the energy efficiency services business, we must do the following:

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

Our top three clients accounted for 36% of our consolidated contract revenue for fiscal year 2018 and Lime Energy’s top two utility programs accounted for 66% of its consolidated contract revenue for the nine months ended September 30, 2018.  If we have a loss or reduction of business from any of these clients or utility programs, it could result in significant harm to our revenue, profitability and financial condition.

For fiscal year 2018, our top three clients accounted for 36% of our consolidated contract revenue. Consolidated Edison, the City of Elk Grove and DASNY accounted for 19%, 9% and 8%, respectively, of our consolidated contract revenue in fiscal year 2018. These clients are not committed to purchase any minimum amount of our services, as our agreements with them are based on a “purchase order” model. As a result, they may discontinue utilizing some or all of our services with little or no notice.

We acquired Lime Energy on November 9, 2018.  For the nine months ended September 30, 2018, contract revenue generated from Lime Energy’s utility programs associated with the Los Angeles Department of Water and Power and Duke Energy Corp. represented 66% of Lime Energy’s consolidated contract revenue. The amounts due from clients associated with these two utility programs represented 70% of outstanding accounts receivable of Lime Energy as of September 30, 2018. These utility programs are not committed to purchase any minimum amount of Lime Energy’s services, as their agreements with Lime Energy are based on a “purchase order” model. As a result, they may discontinue utilizing some or all of Lime Energy’s services with little or no notice. As well, certain of Lime Energy’s contracts (for example, Lime Energy’s contract relating to Los Angeles Department of Water and Power) are with other entities that are periodically funded by the applicable utility. Such funding is subject to periodic renewal and is outside the control of Lime Energy or its contract counterparty and may, at times, be delayed or inhibited.

The loss of any of these clients or utility programs (or financial difficulties at either of these clients or utility programs, which result in nonpayment or nonperformance) could have a significant and adverse effect on our business, results of operations and financial condition. We expect Consolidated Edison, DASNY and the utility programs associated with each of the Los Angeles Department of Water and Power and Duke Energy Corp. to continue to account for a significant portion of our consolidated contract revenue for the foreseeable future. If these clients or utility programs significantly reduce their business or orders with us, default on their agreements with us or fail to renew or terminate their agreements with us, our business, results of operations and financial condition could be materially and adversely affected. We may not be able to win new contracts to replace these contracts if they are terminated early or expire as planned without being renewed.

In addition, the potential for requests from certain clients, including Consolidated Edison and City of Elk Grove, or the utility programs associated with the Los Angeles Department of Water and Power and Duke Energy Corp. to significantly increase the services we provide them requires us to have sufficient resource capacity available in the regions where they are located. If we are unable to maintain such resource capacity, these clients or utility programs may reduce or stop purchasing certain services from us. If such clients or utility programs reduce or stop purchasing certain services from us, we may have substantial capacity available in regions where we do not have corresponding clients to service.

Our failure to win new contracts and renew existing contracts with private and public sector clients could adversely affect our business, results of operations and financial condition.

Our business depends on our ability to win new contracts and renew existing contracts with private and public sector clients. Contract proposals and negotiations are complex and frequently involve a lengthy bidding and selection process. If we are not able to replace the revenue from expiring contracts, either through follow-on contracts or new contracts, our business, results of operations and financial condition may be adversely affected. A number of factors affect our ability to win new contracts and renew existing contracts, including, among other things, market conditions, financing arrangements, required governmental approvals, our client relationships and professional reputation.  For example, a client may require us to provide a bond or letter of credit to protect the client should we fail to perform under the terms of the contract.  If negative market conditions arise, or if we fail to secure adequate financial arrangements or the required government approval, we may not be able to pursue particular projects, which could adversely affect our business, results of operations and financial condition.  Any factor that diminishes our reputation or client relationships with federal, state and local governments, as well as commercial clients, could make it substantially more difficult for us to compete successfully for both new engagements and qualified employees. To the extent our reputation and/or client relationships deteriorate, our business, results of operations and financial condition could be adversely affected.

Our contracts may contain provisions that are unfavorable to us and permit our clients to, among other things, terminate our contracts partially or completely at any time prior to completion.

Certain of our contracts contain provisions that allow our clients to terminate or modify the contract at their convenience upon short notice. For example, Consolidated Edison, the City of Elk Grove and DASNY, our three largest sources of revenue, may terminate their contracts with us at any time for any reason. Similarly, the utility programs associated with the Los Angeles Department of Water and Power and Duke Energy Corp., the two largest sources of revenue of our indirect subsidiary Lime Energy, may terminate their contracts with Lime Energy at any time for any reason. If one of these clients or utility programs terminates their contract for convenience, we may only bill the client or utility program, as applicable, for work completed prior to the termination, plus any commitments and settlement expenses such client or utility program agrees to pay, but not for any work not yet performed.

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

Our substantial leverage and significant debt service obligations due to debt incurred in connection with our acquisition of Lime Energy could adversely affect our business, results of operations and financial condition.

We have traditionally operated our business with little to no outstanding indebtedness. For example, as of September 28, 2018, we had no outstanding consolidated indebtedness and $2.7 million in letters of credit issued and outstanding. Our interest payments were approximately $75,000 for the nine months ended September 28, 2018. In connection with the completion of our acquisition of Lime Energy in November 2018, we incurred approximately $70.0 million in indebtedness. As of December 28, 2018, we had approximately $71.7 million of consolidated indebtedness (excluding intercompany indebtedness) outstanding, of which $70.0 million was secured obligations (exclusive of $2.7 million of outstanding undrawn letters of credit) and we have an additional $30.0 million of availability under our revolving credit facility (after giving effect to outstanding letters of credit), all of which would be secured debt, if drawn. Our financial performance could be adversely affected by our substantial leverage. We may also incur significant additional indebtedness in the future, subject to various conditions.

This significant level of indebtedness could have important negative consequences to us, including, among other things:

•	we may have difficulty satisfying our obligations with respect to our outstanding debt obligations;
•	we may have difficulty obtaining financing in the future for working capital, capital expenditures, acquisitions or other general corporate purposes;
•

we may need to use all, or a substantial portion, of our available excess cash flow to pay interest and principal on our debt, which will reduce the amount of money available to finance our operations and other business activities, including, among other things, working capital requirements, capital expenditures, acquisitions, or other general corporate purposes;

•	our debt level increases our vulnerability to general economic downturns and adverse industry conditions;
•	our debt level could limit our flexibility in planning for, or reacting to, changes in our business and in our industry in general;
•	we are exposed to the risk of increased interest rates as some of our borrowings have variable interest rates;
•	our substantial amount of debt and the amount we must pay to service our debt obligations could place us at a competitive disadvantage compared to our competitors that have less debt;
•	we may have increased borrowing costs;
•	our clients or insurance carriers may react adversely to our significant debt level; and
•

our failure to comply with the financial and other restrictive covenants in our debt instruments which, among other things, require us to maintain specified financial ratios and limit our ability to incur debt and sell assets, could result in an event of default that, if not cured or waived, could have a material adverse effect on our business or prospects.

Our high level of indebtedness relative to our historical performance requires that we use a substantial portion of our cash flow from operations to pay principal of, and interest on, our indebtedness, which will reduce the availability of cash to fund working capital requirements, future acquisitions, capital expenditures or other general corporate or business activities. Debt outstanding under our term loan and revolving credit facility bear interest at variable rates. If market interest rates increase, debt service on our variable-rate debt will rise, which could adversely affect our cash flow, results of operations and financial position. For the fiscal year ended December 28, 2018, a 1.00% increase in interest rates would have increased total interest expense under our term loan and revolving credit facility by $0.7 million.

Although we may employ hedging strategies such that a portion of our variable rate debt carries a fixed rate of interest, any hedging arrangement put in place may not offer complete protection from this risk. Additionally, the remaining portion of our variable rate debt that is not hedged will be subject to changes in interest rates.

In addition, our term loan will amortize quarterly in an amount equal to 10% annually. Our ability to make scheduled payments on or refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control.  We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the amounts due on our indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. The Credit Agreement restricts our ability to dispose of assets and use the proceeds from those dispositions and also restricts our ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due. Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would materially adversely affect our financial position and results of operations. If we cannot make scheduled payments on our debt, we will be in default and the lenders under our Credit Agreement could terminate their commitments to loan money and could foreclose against the assets securing their borrowings and we could be forced into bankruptcy or liquidation.

We may not be able to obtain capital when desired on favorable terms, if at all, or without dilution to our stockholders, which may impact our ability to execute on our current or future business strategies.

We anticipate that our current cash, cash equivalents, cash provided by operating activities and borrowing ability under our revolving line of credit will be sufficient to meet our current and anticipated needs for general corporate purposes during the next 12 months. It is possible, however, that we may not generate sufficient cash flow from operations or otherwise have the capital resources to meet our future capital needs, particularly given our increased level of indebtedness due to our recent acquisition of Lime Energy.

If we do not generate sufficient cash flow from operations or otherwise, we may need additional financing to execute on our current or future business strategies, including hiring additional personnel, developing new or enhancing existing service lines, expanding our business geographically, enhancing our operating infrastructure, acquiring complementary businesses, or otherwise responding to competitive pressures. We cannot assure you that additional financing will be available to us on favorable terms, or at all. Furthermore, if we raise additional funds through the issuance of convertible debt or equity securities, the percentage ownership of our stockholders could be significantly diluted, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. If adequate funds are not available or are not available on acceptable terms, if and when needed, our ability to fund our operations, meet obligations in the normal course of business, take advantage of strategic business opportunities, or otherwise respond to competitive pressures would be significantly limited.

Restrictive covenants in our Credit Agreement may restrict our ability to pursue certain business strategies.

Our Credit Agreement limits or restricts our and our subsidiaries ability to, among other things:

•	incur, create or assume additional indebtedness;
•	incur, create or assume liens securing debt or other encumbrances on our assets;
•	purchase, hold or acquire unpermitted acquisitions or investments;

•	make loans or advances;
•	pay dividends or make distributions to our stockholders;
•	purchase or redeem our stock;
•	repay indebtedness that is junior to indebtedness under our Credit Agreement;
•	acquire the assets of, or merge or consolidate with, other companies; and
•	sell, lease, or otherwise dispose of assets.

Our Credit Agreement also requires that we maintain a maximum total leverage ratio and a minimum fixed charge coverage ratio, tested on a quarterly basis, which we may not be able to achieve.  The covenants may impair our ability to finance future operations or capital needs or to engage in other favorable business activities. Failing to comply with these covenants could result in an event of default under the Credit Agreement, which could result in us being required to repay the amounts outstanding thereunder prior to maturity. These prepayment obligations could have an adverse effect on our business, results of operations and financial condition.

Furthermore, if we are unable to repay the amounts due and payable under the Credit Agreement, the lenders could proceed against the collateral granted to them to secure that indebtedness. In the event the lenders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness.

Changes in banks’ inter-bank lending rate reporting practices or the method pursuant to which LIBOR is determined may adversely affect our business, results of operations and financial condition.

London Interbank Offered Rate (“LIBOR”) and other indices which are deemed “benchmarks” are the subject of recent national, international, and other regulatory guidance and proposals for reform. Some of these reforms are already effective while others are still to be implemented. These reforms may cause such benchmarks to perform differently than in the past, or have other consequences which cannot be predicted. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be implemented in the United Kingdom or elsewhere. Uncertainty as to the nature of such potential changes, alternative reference rates or other reforms may adversely affect our indebtedness the interest on which is determined by reference to LIBOR.

Any of the above changes or any other consequential changes to LIBOR or any other “benchmark”, or any further uncertainty in relation to the timing and manner of implementation of such changes, could have a material adverse effect on our financial condition, cash flow and results of operations. In addition, any of these alternative methods may result in interest payments that do not correlate over time with the payments that would have been made on our indebtedness if LIBOR was available in its current form.

Changes to tax laws and regulations, including changes to the energy efficient building deduction, could adversely affect our business, results of operations and financial condition.

Tax laws and regulations are highly complex and subject to interpretation, and the tax laws and regulations to which we are subject to change over time. Our tax filings are based upon our interpretation of the tax laws in effect in various jurisdictions for the periods for which the filings are made. As our business grows, we are required to comply with increasingly complex taxation rules and practices. We are subject to tax in multiple U.S. tax jurisdictions. Changes in federal, state and local tax laws and regulations could adversely affect our business, results of operations and financial condition.

On December 22, 2017, the legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law. The Tax Act reduces the U.S. federal corporate income tax rate from 35% to 21%, restricts the deductibility of certain business expenses, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously deferred from U.S. tax and creates new U.S. taxes on certain foreign sourced earnings, among other provisions. In the fourth quarter of fiscal year 2017, which was the period of enactment, we made a reasonable estimate of the effects of the Tax Act and recognized a provisional decrease in deferred tax expense of $1.3 million.

Shortly after the Tax Act was enacted, the SEC issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) to address the application of GAAP and direct taxpayers to consider the impact of the Tax Act as “provisional” when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for the change in tax law.  SAB 118 provided a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In the third quarter of 2018, we completed our accounting for the income tax effects of the Tax Act and increased deferred tax expense by $0.2 million due to the corporate tax rate change impact on adjustments to temporary differences that were estimated at the time of the tax provision and finalized for the tax return.

Our future effective income tax rate may be impacted by a number of factors, including, among other things:

•	governmental authorities increasing taxes or eliminating deductions;
•	changes in the jurisdictions in which earnings are taxed;
•	the resolution of issues arising from tax audits with various tax authorities;
•	changes in the valuation of our deferred tax assets and liabilities due to changes in applicable accounting standards;
•	adjustments to estimated taxes upon finalization of various tax returns;
•	changes in available tax credits;
•	changes in stock-based compensation;
•	other changes in tax laws and regulations, and
•	new or modified interpretation of tax laws and/or administrative practices, including the Tax Act.

For example, we utilized the energy efficient building deduction under Section 179D of the Internal Revenue Code, in fiscal years 2016 and 2017.  However, we were not able to utilize the energy efficient building deduction in the fiscal year 2018 tax provision due to Congress not enacting an extension of this deduction for tax year 2018. The inability to utilize such deduction in fiscal year 2018 did not have a material adverse effect on our business, results of operations and financial condition.

Any significant increase in our future effective income tax rate could reduce net earnings and free cash flow for future periods.

Demand for our services is cyclical and vulnerable to economic downturns. If economic growth slows, government fiscal conditions worsen, public and private construction/renovation activity slows, or client spending declines, it may have a material adverse effect on our business, results of operations and financial condition. In particular, changes in the local and regional economies of New York, California and North Carolina could have a material adverse effect on our business, results of operations and financial condition.

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

In particular, adverse economic and other conditions affecting the local and regional economies of New York, California and North Carolina may reduce the demand for our services, which could have a material adverse effect on our business, results of operations and financial condition. During fiscal year 2018, approximately 35% and 29% of our consolidated contract revenue was derived from services rendered to public agencies, utilities, and private industry in California and New York, respectively. As a result of our acquisition of Lime Energy, we expect the percentage of our consolidated contract revenue derived from North Carolina to increase in fiscal year 2019. California, New York and North Carolina each experienced an economic downturn in fiscal year 2009, which negatively impacted our revenue and profitability. Any future downturns could have similar significant adverse impacts on our business, results of operations and financial condition.

Our business, financial condition and results of operations may also be adversely affected by conditions that impact the construction sector in general, including, among other things:

•	Changes in national and local market conditions due to changes in general or local economic conditions and neighborhood characteristics;
•	Slow‑growth or no‑growth initiatives or legislation;
•	Adverse changes in local and regional governmental policies on investment in infrastructure;
•	Adverse changes in federal and state policies regarding the allocation of funds to local and regional agencies;
•	The impact of present or future environmental legislation and compliance with environmental laws and other regulatory requirements;
•	Changes in real estate tax rates and assessments;
•	Increases in interest rates and changes in the availability, cost and terms of financing;
•	Adverse changes in other governmental rules and fiscal policies; and

•	Earthquakes, fires, floods and other natural disasters, which can cause uninsured losses, and other factors which are beyond our control.

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

Each year, client funding for some of our government contracts rely on government appropriations or public‑supported financing. If adequate public funding is delayed or is not available, then we may not be able to realize all of our anticipated revenue and profits from such contracts, which could adversely affect our business, results of operations and financial condition.

A substantial portion of our revenue is derived from contracts with agencies and departments of state and local governments. During fiscal 2018 and 2017, approximately 49% and 59%, respectively, of our consolidated contract revenue was derived from contracts with government entities.

Each year, client funding for some of our government contracts may directly or indirectly rely on government appropriations or public‑supported financing. Legislatures may appropriate funds for a given project on a year‑by‑year basis, even though the project may take more than one year to perform. In addition, public‑supported financing such as state and local municipal bonds may be only partially raised to support existing projects. Similarly, the impact of the economic downturn on state and local governments may make it more difficult for them to fund projects. In addition to the state of the economy and competing political priorities, public funds and the timing of payment of these funds may be influenced by, among other things, curtailments in the use of government contracting firms, increases in raw material costs, delays associated with insufficient numbers of government staff to oversee contracts, budget constraints, the timing and amount of tax receipts, and the overall level of government expenditures. If adequate public funding is not available or is delayed, then our profits and revenue could decline and we will not realize all of our potential revenue and profit from that contract.

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

Our financial results may suffer if we do not effectively manage our expanded operations following our acquisition of Lime Energy. We have incurred, and will incur, significant integration costs related to those efforts.

Due to our acquisition of Lime Energy, the size of our business has increased significantly. The $120.0 million purchase price represented approximately 85.3% of our total consolidated assets as of September 28, 2018. Our future success will depend, in part, upon our ability to manage and integrate this expanded business, which will pose substantial challenges for management, including challenges related to the management and monitoring of additional operations and associated increased costs and complexity. There can be no assurances we will be successful or that we will realize the expected benefits currently anticipated from our acquisition of Lime Energy.

As a result, we anticipate that we will incur significant integration expenses; however, we cannot identify the timing, nature and amount of all such charges as of the date of this Annual Report on Form 10-K. These transaction expenses and integration costs have been, and will continue to be charged as an expense in the period incurred. The significant transaction expenses and integration costs could materially affect our results of operations in the period in which such charges are recorded. Although we believe that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of Lime Energy’s business, will offset incremental transaction and integration costs over time if we complete the acquisition of Lime Energy, this net benefit may not be achieved in the near term, or at all.

We have made and expect to continue to make acquisitions that could disrupt our operations and adversely impact our business, results of operations and financial condition. Our failure to conduct due diligence effectively, or our inability to successfully integrate acquisitions, could impede us from realizing all of the benefits of the acquisitions, which could weaken our results of operations.

A key part of our growth strategy, as shown by our seven acquisitions from 2015 through 2018, is to acquire other companies that complement our lines of business, broaden our technical capabilities and/or expand our geographic presence. We expect to continue to acquire companies as an element of our growth strategy; however, our ability to make acquisitions may be restricted by our inability to incur additional indebtedness and/or make unpermitted acquisitions or investments under our Credit Agreement. Acquisitions involve certain known and unknown risks that could cause our actual growth or operating results to differ from our expectations or the expectations of securities analysts. For example:

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

If we fail to conduct due diligence on our potential targets effectively, we may, for example, not identify problems at target companies, or fail to recognize incompatibilities or other obstacles to successful integration. Our inability to successfully integrate future acquisitions within the intended timeframes or at all could impede us from realizing all of the benefits of those acquisitions and could severely weaken our business operations. The integration process may disrupt our business and, if implemented ineffectively, may preclude realization of the full benefits expected by us and could harm our results of operations. In addition, the overall integration of the combining companies may result in unanticipated problems, expenses, liabilities and competitive responses and may cause our stock price to decline. The difficulties of integrating an acquisition include, among others:

•	issues in integrating information, communications and other systems;

•	incompatibility of logistics, marketing and administration methods;

•	maintaining employee morale and retaining key employees;

•	consequences from a change in tax treatment;

•	the ability to deduct or claim tax attributes or benefits such as operating losses or business tax credits;

•	integrating the business cultures and management philosophies of both companies;

•	preserving important strategic client relationships;

•	potential unknown liabilities and unforeseen increased expenses or delays associated with the acquisition, including costs to integrate beyond current estimates;

•	consolidating corporate and administrative infrastructures and eliminating duplicative operations; and

•	coordinating and integrating geographically separate organizations.

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

Our acquired businesses, including Lime Energy and Integral Analytics, may underperform relative to our expectations.

We may not be able to maintain the levels of growth, revenue, earnings or operating efficiency that we and our acquired businesses, including Lime Energy and Integral Analytics, have historically achieved or might achieve separately. The business and financial performance of our acquired businesses, including Lime Energy and Integral Analytics are subject to certain risks and uncertainties, including, among other things:

•	the risk of the loss of, or changes to, our acquired businesses’ relationships with their clients;

•	in the case of Lime Energy, the dependence on a limited number of utility programs and terminable contracts to generate substantially all of its revenue;

•	the inability of our acquired businesses to generate new customers to diversify their customer base;

•

our acquired businesses often rely on subcontractors to meet their contractual obligations and the failure by such subcontractors to properly and effectively perform their services in a timely manner may cause delays in the delivery of our acquired businesses’ services;

•	negative publicity or reputation from any prior investigations and settlements that our acquired businesses are involved in; and

•	reliance on the senior management and key employees of our acquired businesses.

If our goodwill or other intangible assets become impaired, then our profits may be significantly reduced.

Because we have recently completed a number of acquisitions, goodwill and other intangible assets represent a substantial portion of our assets.  As of December 28, 2018, our goodwill was $97.7 million and other intangible assets were $44.4 million.  Under generally accepted accounting principles in the United States, we are required to perform a goodwill impairment test for potential impairment at least on an annual basis.  We also assess the recoverability of the unamortized balance of our intangible assets when indications of impairment are present based on expected future profitability and undiscounted expected cash flows and their contribution to our overall operations.  The goodwill impairment test requires us to determine the fair value of our reporting units, which are the components at or one level below our reportable segments. In determining fair value, we make significant judgments and estimates, including assumptions about our strategic plans with regard to our operations.  We also analyze current economic indicators and market valuations to help determine fair value. To the extent economic conditions that would impact the future operations of our reporting units change, our goodwill may be deemed to be impaired, and we would be required to record a non-cash charge that could result in a material adverse effect on our business, results of operations and financial condition.    We had no goodwill impairment in fiscal 2016, fiscal 2017, or fiscal 2018.

In addition, if we experience a decrease in our stock price and market capitalization over a sustained period, we could have to record an impairment charge in the future. The amount of any impairment could be significant and could have a material adverse impact on our financial condition and results of operations for the period in which the charge is taken.

We often rely on subcontractors. The quality of our service and our ability to perform under some of our contracts would be adversely affected if qualified subcontractors are unavailable for us to engage, if our subcontractors fail to satisfy their obligations to us or other parties, or if we are unable to maintain these relationships which, in each case, could adversely affect our business, results of operations and financial condition.

Under some of our contracts, we rely on the efforts and skills of subcontractors for the performance of some of the tasks. Subcontractor services and other direct costs comprised approximately 49% and 56% of our consolidated contract revenue in fiscal years 2018 and 2017, respectively. Our use of subcontractors has increased in recent years as a result of the increase in the percentage of our revenues derived from the direct installation of energy efficiency measures, including performance contracting and construction management services for more complex projects. The growth in these activities has been derived both from our acquisitions and from organic growth in the form of new and expanded energy efficiency programs that include the direct installation of energy efficiency measures. We expect these activities to continue to grow in 2019 as a percentage of our total revenues.  Our Energy segment generally utilizes a higher percentage of subcontractors than Engineering and Consulting segment. The absence of qualified subcontractors with whom we have a satisfactory relationship could adversely affect the quality of our service offerings and therefore, adversely affect our business, results of operations and financial condition.

If our contractors and subcontractors fail to satisfy their obligations to us or other parties, or if we are unable to maintain these relationships, our business, results of operations and financial condition could be adversely affected.

We depend on subcontractors in conducting our business and, in particular, we rely heavily on subcontractors in our Energy segment, the operation of which is conducted substantially through our WES subsidiary. There is a risk that we may have disputes with our subcontractors arising from, among other things, the quality and timeliness of work performed by the subcontractor, client concerns about the subcontractor, or our failure to extend existing task orders or issue new task orders under a subcontract. In addition, if a subcontractor fails to deliver on a timely basis the agreed‑upon supplies, fails to perform the agreed‑upon services, or goes out of business, then we may be required to purchase the services or supplies from another source at a higher price, and our ability to fulfill our obligations as a prime contractor may be jeopardized. This may reduce the profit to be realized or result in a loss on a project for which the services or supplies are needed.

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

Our actual business and financial results could differ from the estimates and assumptions that we use to prepare our consolidated financial statements, which may significantly reduce or eliminate our profits.

To prepare consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions as of the date of the consolidated financial statements. These estimates and assumptions affect the reported values of assets, liabilities, revenue and expenses, as well as disclosures of contingent assets and liabilities. For example, we typically recognize revenue of our fixed price contracts using the percentage-of-completion method over the life of a contract based on the proportion of costs incurred to date compared to the total costs estimated to be incurred at completion for the entire project. Areas requiring significant estimates by our management include:

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

•	provisions for uncollectible receivables, client claims, and recoveries of costs from subcontractors, vendors, and others;
•	provisions for income taxes, valuation allowances, and unrecognized tax benefits;
•	value of goodwill and recoverability of other intangible assets;

•	valuations of assets acquired and liabilities assumed in connection with business combinations;
•	valuation of contingent earn‑out liabilities recorded in connection with business combinations;
•	valuation of employee benefit plans;
•	valuation of stock‑based compensation expense; and
•	accruals for estimated liabilities, including litigation and insurance reserves.

Our actual business and financial results could differ from those estimates, which may significantly reduce or eliminate our profits.

We are subject to various routine and non-routine governmental reviews, audits and investigations, and unfavorable government audit results could force us to adjust previously reported operating results, could affect future operating results, could subject us to a variety of penalties and sanctions, and could result in harm to our reputation.

Government departments and agencies and their representatives audit and review our contract performance, pricing practices, cost structure, financial capability and compliance with applicable laws, rules and regulations. Audits could raise issues that have significant adverse effects, including, among other things, substantial adjustments to our previously reported operating results and substantial effects on future operating results. Historically, we have not experienced significant disallowed costs as a result of government audits. However, we can provide no assurance that government audits will not result in material disallowances for incurred costs in the future. In addition, we must also comply with other government regulations related to employment practices, environmental protection, health and safety, tax, accounting, and anti-fraud measures, as well as many other regulations in order to maintain our government contractor status. These laws and regulations affect how we do business with our clients and, in some instances, impose additional costs on our business operations. Although we take precautions to prevent and deter fraud, misconduct, and non-compliance, we face the risk that our employees or outside partners may engage in misconduct, fraud, or other improper activities. If a government audit, review or investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, repayment of amounts already received under contracts, forfeiture of profits, suspension of payments, fines and suspension or debarment from doing business with federal and state and local government agencies and departments, any of which could adversely affect our reputation, our business, results of operations and financial condition, and/or the value of our stock. We may also lose business if we are found not to be sufficiently able to meet ongoing cash flow and financial obligations on a timely basis. In addition, we could suffer serious harm to our reputation and our stock price could decline if allegations of impropriety are made against us, whether true or not.

Our profitability could suffer if we are not able to maintain adequate utilization of our workforce.

The cost of providing our services, including the extent to which we utilize our workforce, affects our profitability. The rate at which we utilize our workforce is affected by a number of factors, including, among other things:

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

If we are unable to accurately estimate and control our contract costs, then we may incur losses on our contracts, which could decrease our operating margins and reduce our profits. In particular, our fixed-price contracts could increase the unpredictability of our earnings.

In fiscal year 2018, approximately 26% of our consolidated contract revenue was derived from fixed-price contracts. Under fixed-price contracts, we receive a fixed price irrespective of the actual costs we incur (which protects clients) and, consequently, we are exposed to a number of risks than either time-and-materials and unit-based contracts. We realize a profit on fixed price contracts only if we can control our costs and prevent cost overruns on our contracts. Fixed price contracts require cost and scheduling estimates that are based on a number of assumptions, including those about future economic conditions, costs, and availability of labor, equipment and materials, and other exigencies. We could experience cost overruns if these estimates were initially inaccurate as a result of errors or ambiguities in the contract specifications, or become inaccurate as a result of a change in circumstances following the submission of the estimate due to, among other things, unanticipated technical or equipment problems, difficulties in obtaining permits or approvals, changes in local laws or labor conditions, weather delays, changes in costs of raw materials, or the inability of our vendors or subcontractors to perform their obligations. If cost overruns occur, we could experience reduced profits or, in some cases, a loss for that project. If a project is significant, or if there are one or more common issues that impact multiple projects, costs overruns could increase the unpredictability of our earnings, as well as have a material adverse impact on our business, results of operations and financial condition.

Under our time-and-material contracts, we are generally paid for our efforts at negotiated hourly billing rates for our staff, plus reimbursement for subcontractors and other direct costs. Profitability on these contracts is driven by control over the number of hours required to execute the tasks, the mix of staff utilized and the percentage of staff time expended on directly billable activities. Many of our time-and-materials contracts are subject to maximum contract values. In the event that we estimate the potential to exceed those maximum contract values at the contracted rates, revenue relating to these contracts is recognized as if these contracts were fixed-price contracts.

If we are unable to accurately estimate and manage our costs, we may incur losses on our contracts, which could decrease our operating margins and significantly reduce or eliminate our profits. Certain of our contracts require us to satisfy specific design, engineering, procurement, or construction milestones in order to receive payment for the work completed or equipment or supplies procured prior to achievement of the applicable milestone. As a result, under these types of arrangements, we may incur significant costs or perform significant amounts of services prior to receipt of payment. If a client determines not to proceed with the completion of the project or if the client defaults on its payment obligations, we may face difficulties in collecting payment of amounts due to us for the costs previously incurred or for the amounts previously expended to purchase equipment or supplies.

Our use of the percentage‑of‑completion method of revenue recognition on our fixed price contracts could result in a reduction or reversal of previously recorded revenue and profits.

We account for our fixed price contracts on the percentage‑of‑completion method of revenue recognition. Generally, our use of this method results in recognition of revenue and profit ratably over the life of the contract, based on the proportion of costs incurred to date to total costs expected to be incurred for the entire project. The effects of revisions to revenue and estimated costs, including the achievement of award fees and the impact of change orders and claims, are recorded when the amounts are known and can be reasonably estimated. Such revisions could occur in any period and their effects could be material. While we have historically made reasonably reliable estimates of the progress towards completion of long‑term contract, the uncertainties inherent in the estimating process make it possible for actual costs to vary materially from estimates, including reductions or reversals of previously recorded revenue and profit.

Legislation, policy, rules or regulations may be enacted that limit or change the ability of state, regional or local agencies to contract for our privatized services. Such changes would affect our ability to obtain new contracts and may decrease the demand for our services.

Legislation is proposed periodically, particularly in the states of New York and California, that attempts to limit the ability of governmental agencies to contract with private consultants to provide services. Should such changes occur and be upheld, demand for our services may be materially adversely affected. During fiscal year 2018, approximately 91% of our consolidated contract revenue was derived from services rendered to public agencies, including public utilities. While attempts at such legislation have failed in the past, such measures could be adopted in the future.

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

Since the decision to retain our services is made by individuals, such as city managers, city councils and other elected or appointed officials, our business and financial results or condition could be adversely affected by the results of local and regional elections. A change in the individuals responsible for selecting consultants for and awarding contracts on behalf of a public agency (for example, due to an election) could adversely affect our ability to retain an existing contract with or obtain additional contracts from such public agency.

The loss of key personnel or our inability to attract and retain qualified personnel could impair our ability to provide services to our clients and otherwise conduct our business effectively.

As primarily a professional and technical services company, we are labor‑intensive and, therefore, our ability to attract, retain, and expand our senior management and our professional and technical staff, including management and staff acquired in connection with our business acquisitions, is an important factor in determining our future success. We believe there are only a limited number of available qualified executives in the energy services industry, and we therefore have encountered, and will likely continue to encounter, intense competition for qualified employees from other companies in the industry. In addition, the market for qualified engineers is competitive and, from time to time, it may be difficult to attract and retain qualified individuals with the required expertise within the timeframe demanded by our clients. Further, we rely heavily upon the expertise and leadership of our senior management. If we are unable to retain executives and other key personnel, the roles and responsibilities of those employees will need to be filled, which may require that we devote time and resources to identify, hire, and integrate new employees. The loss of the services of any of these key personnel could adversely affect our business, results of operations and financial condition. We do not maintain key-man life insurance policies on any of our executive officers or senior managers. Our failure to attract and retain key individuals could impair our ability to provide services to our clients and conduct our business effectively.

We operate in a highly competitive and fragmented industry, and we may not be able to compete effectively with our larger competitors. If we are unable to compete successfully, our business, results of operations and financial condition will be adversely affected.

The markets for energy efficiency and sustainability, engineering, construction management, economic and financial consulting, design planning and national preparedness services is competitive and highly fragmented. Contract awards in our market, while ultimately dependent on the size and scope of a particular project, are based primarily on quality of service, relevant experience, staffing capabilities, reputation, past performance, customer relationships, technology, geographic presence, stability and price. We face strong competition primarily from other regional, national, and international providers of energy efficiency and sustainability consulting services, local electrical and mechanical contractors and engineering firms, lighting and lighting fixture manufacturers and lighting fixture distributors. Some of our competitors in certain service areas have more personnel and greater financial, technical and marketing resources than us. Others are smaller and more specialized, and concentrate their resources in particular areas of expertise. Further, the technical and professional aspects of some of our services generally do not require large upfront capital expenditures and provide limited barriers against new competitors.

For example, our Energy segment, which represented approximately 72% and 73% of our consolidated contract revenue for fiscal years 2018 and 2017, respectively, competes with larger energy efficiency and sustainability consulting firms such as Lockheed‑Martin Corp., KEMA Laboratories (a division of the DNV GL Group AS), CLEAResult Consulting, Inc., AM Conservation Group, Inc., Ameresco, Inc., Navigant Consulting, Inc., ICF International, Inc., and Nexant, Inc. Similarly, our Engineering and Consulting segment, which represented approximately 28% and 27% of our consolidated contract revenue for fiscal years 2018 and 2017, respectively, competes with many larger consulting firms such as Charles Abbott & Associates, Inc., Harris & Associates, Inc., RBF Consulting, Inc., Tetra Tech, Inc., Stantec, Inc., Michael Baker Corporation, TRC Companies, Inc., AECOM Technology Corporation, NV5 Holdings, Inc., Ecology & Environment, Inc., Iteris, Inc., Kimley-Horn and Associates, Inc., Kleinfelder, Inc., HNTB Corporation, and Jacobs Engineering Group, Inc. In addition, in certain public finance consulting services, we may compete with large accounting firms. We can offer no assurance that we will be able to compete successfully in the future with these or other competitors.

In addition to our existing competitors, new competitors such as large national or international engineering and/or construction companies could enter our markets.  Many of these current and potential competitors are better capitalized than we are, have longer operating histories and strong existing client relationships, greater name recognition, and more extensive engineering, technology and sales and marketing capabilities. Competitors could focus their substantial resources on developing a competing business model or energy efficiency services that may be potentially more attractive to clients than our products or services. In addition, we may face competition from other products or technologies that reduce demand for electricity. Our competitors may also offer energy efficiency services at reduced prices in order to improve their competitive positions. Any of these competitive factors could make it more difficult for us to attract and retain clients, require us to lower our prices in order to remain competitive, and reduce our revenue and profitability, any of which could have a material adverse effect on our business, results of operations and financial condition.

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

If our reports and opinions are not in compliance with professional standards and other regulations or without the appropriate disclaimers or in a misleading or incomplete manner, we could be subject to monetary damages and penalties.

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

In addition, the reports and other work product we produce for clients sometimes include projections, forecasts and other forward-looking statements. Such information by its nature is subject to numerous risks and uncertainties, any of which could cause the information produced by us to ultimately prove inaccurate. While we include appropriate disclaimers in the reports that we prepare for our clients, once we produce such written work product, we do not always have the ability to control the manner in which our clients use such information. As a result, if our clients reproduce such information to solicit funds from investors for projects without appropriate disclaimers and the information proves to be incorrect, or if our clients reproduce such information for potential investors in a misleading or incomplete manner, our clients or such investors may threaten to or file suit against us for, among other things, securities law violations.

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

Our safety program is a fundamental element of our overall approach to risk management, and the implementation of the safety program is a significant issue in our dealings with our clients.  We maintain an enterprise-wide group of health and safety professionals to help ensure that the services we provide are delivered safely and in accordance with standard work processes.  Unsafe job sites and office environments have the potential to increase employee turnover, increase the cost of a project to our clients, expose us to types and levels of risk that are fundamentally unacceptable, and raise our operating costs.  The implementation of our safety processes and procedures are monitored by various agencies and rating bureaus, and may be evaluated by certain clients in cases in which safety requirements have been established in our contracts.  Our failure to meet these requirements or our failure to properly implement and comply with our safety program could result in reduced profitability or the loss of projects or clients or potential litigation, and could have a material adverse effect on our business, results of operations and financial condition.

We may be subject to liabilities under environmental laws and regulations. For example, our retrofitting process frequently involves responsibility for the removal and disposal of components containing hazardous materials and at times requires that our contractors or subcontractors work in hazardous conditions, either of which could give rise to a claim against us.

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

For example, when we retrofit a client’s facility, we assume responsibility for removing and disposing of its existing lighting fixtures. Certain components of these fixtures contain trace amounts of mercury and other hazardous materials. Older components may also contain trace amounts of polychlorinated biphenyls, or PCBs. We utilize licensed and insured hazardous waste disposal companies to remove and/or dispose of such components. Failure to properly handle, remove or dispose of the components containing these hazardous materials in a safe, effective and lawful manner could give rise to liability against us, or could expose our workers, our subcontractor’s workers or other persons to these hazardous materials, which could result in claims against us.  Further, our workers and subcontractor’s workers are sometimes required to work in hazardous environments that present a risk of serious personal injury, which could result in claims against us.  A successful personal injury claim against us that is not covered by insurance or is in excess of our available insurance limits could require us to make significant payments of damages and could materially adversely affect our business, results of operations and financial condition.

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

We rely heavily on computer, information, and communications technology and systems to operate. From time to time, we experience system interruptions and delays. If we are unable to effectively deploy software and hardware, upgrade our systems and network infrastructure, and take steps to improve and protect our systems, systems operations could be interrupted or delayed. In addition, our computer and communications systems and operations could be damaged or interrupted by natural disasters, telecommunications failures, acts of war or terrorism, and similar events or disruptions. Any of these or other events could cause system interruption, delays, and loss of critical data that could delay or prevent operations, and could have a material adverse effect on our business, results of operations and financial condition, and could negatively impact our clients.

Cyber security breaches or other improper disclosure of confidential and personal data could result in liability, harm our reputation and impact our ability to operate.

We store and process increasingly large amounts of confidential information concerning our employees, customers, contractors and vendors, as well as confidential information on behalf of our customers (such as information regarding applicants in programs on which we perform services through our contractual relationships with customers). Therefore, we must ensure that we are at all times compliant with various privacy laws, rules, and regulations. The risk of failing to comply with these laws, rules, and regulations increases as we continue to expand. For example, the European’s Union General Data Protection Regulation, which became effective in May 2018, extends the scope of the European Union data protection laws to all companies processing data of European Union residents, regardless of the company’s location. Moreover, we must ensure that all of our vendors who have access to such information also have the appropriate privacy policies, procedures and protections in place. We also need to protect our own internal trade secrets and other business confidential information from disclosure.

Although we rely on industry-accepted security measures and technology to securely maintain all confidential and proprietary information on our information systems, the continued occurrence of high-profile data breaches of other companies provides evidence of an external environment increasingly hostile to information security. In the ordinary course of business, we have been targeted by malicious cyber-attacks. Cybersecurity attacks in particular are evolving, and we face the constant risk of cybersecurity threats, including, among other things, computer viruses, malicious code, attacks by computer hackers, organized cyber‑attacks, and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information and/or corruption of data. Improper disclosure of this information could harm our reputation, lead to legal exposure from customers, or subject us to liability under laws, rules and regulations that protect personal or other confidential data, resulting in increased costs or loss of revenue.

This environment demands that we continuously improve our design and coordination of security controls. We have devoted and will continue to devote significant resources to the security of our computer systems, but they may still be vulnerable to threats. For example, a user who circumvents security measures could misappropriate confidential or proprietary information, including information regarding us, our personnel and/or our customers, or cause interruptions or malfunctions in operations. As a result, we may be required to expend significant resources to protect against the threat of these system disruptions and security breaches or to alleviate problems caused by these disruptions and breaches. We also rely in part on third-party software and information technology vendors to run our critical accounting, project management and financial information systems. We depend on our software and information technology vendors to provide long-term software and hardware support for our information systems. Our software and information technology vendors may decide to discontinue further development, integration or long-term software and hardware support for our information systems, in which case we may need to abandon one or more of our current information systems and migrate some or all of our accounting, project management and financial information to other systems, thus increasing our operational expense, as well as disrupting the management of our business operations. Despite these efforts, it is possible that our security controls over data, our training, and other practices we follow may not prevent the improper disclosure of personally identifiable or other confidential information. Any of these events could damage our reputation and have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

The price of our common stock is volatile and may fluctuate significantly. For example, during our fiscal year ended December 28, 2018, the closing price of our stock ranged from a high of $38.31 per share to a low of $19.59 per share. We cannot assure you as to the prices at which our common stock will trade or that an active trading market in our common stock will be sustained in the future. In addition to the matters discussed in other risk factors included herein, some of the reasons for fluctuations in our stock price could include:

•	our operating and financial performance and prospects, including quarter-to-quarter variations;
•	the depth and liquidity of the market for our common stock;
•	investor perception of us and the industry in which we operate;
•	the level, or lack thereof, of research coverage of our common stock;
•	general financial, political, domestic, international, economic and other market conditions;
•	proposed or completed acquisitions by us or our competitors;
•	the hiring or departure of key personnel; and
•	adverse judgments or settlements obligating us to pay damages.

In addition, public stock markets have experienced, and may in the future experience, extreme price and trading volume volatility. This volatility has significantly affected the market prices of securities of many companies, including our peer companies, and such volatility has often been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of our common stock.

A significant drop in the price of our stock could expose us to the risk of securities class action lawsuits which could result in substantial costs and divert management’s attention and resources, which could adversely affect our business. Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees, many of whom are awarded equity securities, the value of which is dependent on the performance of our stock price.

We do not expect to pay any cash dividends for the foreseeable future.

We currently expect to retain all available funds and future earnings, if any, for use in the operation and growth of our business and do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our Board of Directors, subject to compliance with applicable law and any contractual provisions, including under the Credit Agreement governing our credit facility and agreements governing any additional indebtedness we may incur in the future, that restrict or limit our ability to pay dividends, and will depend upon, among other factors, our results of operations, financial condition, earnings, capital requirements and other factors that our Board of Directors deems relevant. Further, because we are a holding company, our ability to pay dividends depends on our receipt of cash dividends from our operating subsidiaries, which may further restrict our ability to pay dividends as a result of the laws of their jurisdiction of organization, agreements of our subsidiaries or covenants under our existing or future indebtedness. Our Credit Agreement limits our ability to pay dividends on our common stock. Our ability to pay dividends may also be restricted by the terms of any future credit agreement or any future debt or preferred equity securities of ours or of our subsidiaries.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our corporate headquarters are located in approximately 18,000 square feet of office space that we lease at 2401 East Katella Avenue, Anaheim, California. In addition, we lease office space in 50 other locations nationwide, principally in California and New York. In total, our facilities contain approximately 223,000 square feet of office space and are subject to leases that expire through 2025. We rent a small portion of this space on a month‑to‑month basis. We believe that our existing facilities are adequate to meet current requirements and that suitable additional or substitute space will be available as needed to accommodate any expansion of operations and for additional offices.

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

Stockholders

As of March 7, 2019, there were 153 stockholders of record of our common stock. This number does not include persons who hold our common stock in nominee or “street name” accounts through brokers or banks.

Dividends

We did not declare or pay cash dividends on our common stock in fiscal years 2018 and 2017.

We currently expect to retain all available funds and future earnings, if any, for use in the operation and growth of our business and do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors, subject to compliance with applicable law and any contractual provisions, including under the credit agreements governing our indebtedness and agreements governing any additional indebtedness we may incur in the future, that restrict or limit our ability to pay dividends, and will depend upon, among other factors, our results of operations, financial condition, earnings, capital requirements and other factors that our board of directors deems relevant. Because we are a holding company, our ability to pay dividends depends on our receipt of cash dividends from our operating subsidiaries, which may further restrict our ability to pay dividends as a result of the laws of their jurisdiction of organization, agreements of our subsidiaries or covenants under our existing or future indebtedness. Our credit facility also limits our ability to pay dividends on our capital stock. Our ability to pay dividends may also be restricted by the terms of any future credit agreement or any future debt or preferred equity securities of ours or of our subsidiaries.

Performance Graph

The graph below compares the 5-year cumulative return of our common stock, the NASDAQ Composite and a customized peer group. The new peer group consists of six companies: Ecology & Environment, Inc., Iteris, Inc., NV5 Holdings, Inc., Navigant Consulting, Inc., ICF International, Inc. and Ameresco, Inc. The old peer group included Lime Energy Co. in place of the current Navigant Consulting, Inc. The peer group investment is weighted by market capitalization as of December 27, 2013, and is adjusted monthly. An investment of $100, with reinvestment of all dividends, is assumed to have been made in our common stock, in the peer group and in the NASDAQ Composite on

December 27, 2013, and the relative performance of each is tracked through December 28, 2018. The stock price performance shown in the graph is not necessarily indicative of future stock price performance.

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

	Fiscal Year
	2018	2017	2016	2015	2014
	(in thousands except per share amounts)
Consolidated Statement of Operations Data:
Contract revenue	$272,252	$273,352	$208,941	$135,103	$108,080
Direct costs of contract revenue (inclusive of directly related depreciation and amortization):
Salaries and wages	46,588	44,743	39,024	31,880	28,207
Subcontractor services and other direct costs	132,693	151,919	104,236	50,200	35,611
Total direct costs of contract revenue	179,281	196,662	143,260	82,080	63,818
General and administrative expenses:
Salaries and wages, payroll taxes, employee benefits	45,248	36,534	31,084	25,741	21,394
Facilities and facility related	5,600	4,624	4,085	4,246	4,371
Stock-based compensation	6,262	2,774	1,239	777	258
Depreciation and amortization	6,060	3,949	3,204	2,072	459
Lease abandonment, net	—	—	—	—	9
Other	17,030	15,105	14,525	12,657	9,462
Total general and administrative expenses	80,200	62,986	54,137	45,493	35,953
Income from operations	12,771	13,704	11,544	7,530	8,309
Other (expense) income:
Interest income	—	—	—	—	8
Interest expense	(700)	(111)	(179)	(207)	(16)
Other, net	90	98	2	18	125
Total other (expense) income, net	(610)	(13)	(177)	(189)	117
Income before income tax expense	12,161	13,691	11,367	7,341	8,426
Income tax expense (benefit)	2,131	1,562	3,068	3,082	(990)
Net income	$10,030	$12,129	$8,299	$4,259	$9,416
Earnings per common share:
Basic	$1.08	$1.42	$1.01	$0.54	$1.26
Diluted	$1.03	$1.32	$0.97	$0.52	$1.22
Weighted average common shares outstanding:
Basic	9,264	8,541	8,219	7,834	7,488
Diluted	9,763	9,155	8,565	8,113	7,739
Other Operating Data (unaudited):
Adjusted EBITDA(1)	$25,422	$21,814	$16,428	$10,944	$9,151
Employee headcount at period end(2)	1,202	882	831	688	637

	Fiscal Year Ended
	December 28,	December 29,	December 30,	January 1,	January 2,
	2018	2017	2016	2016	2015
Consolidated Balance Sheet Data:
Cash and cash equivalents	$15,259	$14,424	$22,668	$16,487	$18,173
Working capital	44,784	26,832	24,189	22,499	27,537
Total assets	301,836	138,172	108,347	72,345	49,330
Total indebtedness(3)	72,255	3,332	6,590	5,823	985
Total stockholders’ equity	144,289	70,652	49,918	37,616	30,413

(1)

Adjusted EBITDA, a non-GAAP measure, is a supplemental measure used by our management to measure our operating performance. We define Adjusted EBITDA as net income plus interest expense (income), income tax expense (benefit), stock-based compensation, interest accretion, transaction costs, depreciation and amortization and less gain on sale of assets. Adjusted EBITDA is not a measure of net income determined in accordance with U.S. generally accepted accounting principles, or GAAP. We believe Adjusted EBITDA is useful because it allows our management to evaluate our operating performance and compare the results of our operations from period to period and against our peers without regard to our financing methods, capital structure and non-operating expenses. We use Adjusted EBITDA to evaluate our performance for, among other things, budgeting, forecasting and incentive compensation purposes. Adjusted EBITDA has limitations as an analytical tool and should not be considered as an alternative to, or more meaningful than, net income as determined in accordance with GAAP. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s costs of capital, as well as the historical costs of depreciable assets. Our definition of Adjusted EBITDA may also differ from those of many companies reporting similarly named measures.

The following is a reconciliation of net income to Adjusted EBITDA (in thousands):

	Fiscal Year
	2018	2017	2016	2015	2014
Net income	$10,030	$12,129	$8,299	$4,259	$9,416
Interest income	—	—	—	—	(8)
Interest expense	700	111	179	207	16
Income tax expense (benefit)	2,131	1,562	3,068	3,082	(990)
Stock-based compensation	6,262	2,774	1,239	777	258
Interest accretion(a)	(1,425)	1,156	439	547	—
Depreciation and amortization	6,211	4,082	3,204	2,072	459
Transaction costs(b)	1,527	178	59	293	—
Gain on sale of equipment	(14)	—	—	—	11
Adjusted EBITDA	$25,422	$21,992	$16,487	$11,237	$9,171

(a)

Interest accretion represents the imputed interest on the earn-out payments to be paid by us in connection with the acquisitions of Abacus and substantially all of the assets of 360 Energy in January 2015, the acquisition of Integral Analytics, Inc. in July 2017 and the acquisition of Newcomb Anderson McCormick, Inc. (“NAM”) in April 2018.  Interest accretion is included in other expenses.

(b)	Transaction costs for fiscal year 2018 represented costs associated with our acquisitions of NAM and Lime Energy and related financings.
(2)	Includes full-time and part-time employees.
(3)

Total indebtedness includes notes payable outstanding under our Delayed Draw Term Loan Facility and notes payable that we issued to the sellers of Abacus and the sellers of substantially all of the assets of 360 Energy in connection with our acquisitions of each in January 2015.  We had $70.0 million outstanding under our Delayed Draw Term Loan Facility as of December 28, 2018. Total indebtedness does not include the earn-out payments owed in connection with our acquisitions of Abacus, Economists.com, LLC (“Economists LLC”), Integral Analytics, NAM and substantially all of the assets of 360 Energy.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a provider of professional technical and consulting services to utilities, private industry, and public agencies at all levels of government. We enable our clients to realize cost and energy savings by providing a wide range of specialized services.  We assist our clients with a broad range of complementary services relating to energy services and engineering and consulting services.

We operate our business through a nationwide network of offices spread across 20 states and the District of Columbia. As of December 28, 2018, we had 1,202 employees which includes licensed engineers and other professionals.

We seek to establish close working relationships with our clients and expand the breadth and depth of the services we provide to them over time.  Our business with public and private utilities is concentrated primarily in New York, California and North Carolina, but we also have business with utilities in other states. We currently serve more than 25 major utility customers across the country, including 16 of the top 25 major U.S. utilities.  Our business with public agencies is concentrated in New York and California. We provide services to many of the cities and counties in California. We also serve special districts, school districts, a range of public agencies and private industry.

We were founded in 1964 and Willdan Group, Inc., a Delaware corporation, was formed in 2006 to serve as our holding company. Historically, our clients were public agencies in communities with populations ranging from 10,000 to 300,000 people.  Since expanding into energy services, our client base has grown to include investor-owned and other public utilities as well as substantial energy users in government and business.

We consist of a group of wholly-owned companies that operate within two segments for financial reporting purposes:

•

Energy.    Our Energy segment consists of the business of our subsidiary Willdan Energy Solutions (“WES”) which offers energy efficiency and sustainability consulting services to utilities, public agencies and private industry under a variety of business names, including Willdan Energy Solutions, Abacus Resource Management, 360 Energy Engineers, Genesys Engineering, Integral Analytics, NAM and Lime Energy. This segment is currently our largest segment based on contract revenue, representing approximately 72% and 73% of our consolidated contract revenue for fiscal years 2018 and 2017, respectively. As a result of our acquisition of Lime Energy in November 2018, we expect this segment to increase as a percentage of our revenue in fiscal year 2019.

•

Engineering and Consulting.    Our Engineering and Consulting segment includes the operations of our subsidiaries, Willdan Engineering, Willdan Infrastructure, Public Agency Resources, Willdan Financial Services and Willdan Homeland Solutions. Willdan Engineering provides civil engineering‑related construction management, building and safety, city engineering, city planning, geotechnical, material testing and other engineering consulting services to our clients.  Willdan Infrastructure, which was launched in fiscal year 2013, provides engineering services to larger rail, port, water, mining and other civil engineering projects.  Public Agency Resources primarily provides staffing to Willdan Engineering. Contract revenue for the Engineering and Consulting segment represented approximately 28% and 27% of our consolidated contract revenue for fiscal years 2018 and 2017, respectively.

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

Acquisition of Lime Energy Co. and Related Financings

On November 9, 2018, we acquired all of the outstanding shares of capital stock of Lime Energy through two of our wholly-owned subsidiaries pursuant to an agreement and plan of merger, dated October 1, 2018. Lime Energy designs and implements energy efficiency programs for its utility clients targeted to commercial customers of the utilities. Lime Energy’s programs help these businesses use less energy through the upgrade of existing equipment with new, more energy efficient equipment. This service allows the utility to delay investments in transmission and distribution upgrades and new power plants while cost-effectively complying with increasing environmental regulations. The same programs provide benefits to the utility customers in the form of lower energy bills, improved equipment reliability, reduced maintenance costs and a better overall operating environment. For the fiscal year ended December 31, 2017, Lime Energy had revenues of $124.6 million, gross profit of $42.9 million and pre-tax income of $4.7 million. For the nine months ended September 30, 2018, Lime Energy had revenues of $111.7 million, gross profit of $36.7 million and pre-tax income of $1.0 million. The consolidated financial statements for Lime Energy as of and for each of the fiscal years in the two-year period ended December 31, 2017 and as of and for the nine months ended September 30, 2018 and 2017 have been included in our Current Report on Form 8-K/A filed with the SEC on January 23, 2019 and are incorporated by reference herein. We believe the addition of Lime Energy’s capabilities will significantly expand and diversify our client base within the energy efficiency services market and geographic presence across the United States.

The aggregate purchase price paid in the acquisition of Lime Energy was $120.0 million, exclusive of closing holdbacks and adjustments. A portion of the purchase price was deposited into escrow accounts to secure certain potential post-closing obligations of the participating securityholders. We paid the purchase price for the acquisition using a combination of proceeds from borrowings under our Delayed Draw Term Loan Facility described below and cash on hand (including $50.0 million of the $56.4 million in net proceeds received from our completed equity offering described below).

In connection with the acquisition of Lime Energy, we entered into a new credit agreement on October 1, 2018 with a syndicate of financial institutions as lenders and BMO Harris Bank, N.A., as administrative agent. The Credit Agreement initially provided for up to a $90.0 million delayed draw term loan facility (the “Delayed Draw Term Loan Facility”) and a $30.0 million revolving credit facility (collectively, the “New Credit Facilities”), each maturing on October 1, 2023. On October 10, 2018, as a result of our completed equity offering, the amount available for borrowing under the Delayed Draw Term Loan Facility was reduced to $70.0 million. On November 9, 2018, in connection with the closing of the acquisition of Lime Energy, we borrowed $70.0 million under the Delayed Draw Term Loan Facility. The proceeds of such borrowing were used to pay part of the consideration owed in connection with the acquisition along with related fees and expenses. Terms of the New Credit Facilities are described below under “—Liquidity and Capital Resources—Outstanding Indebtedness.”

As part of the financing of the acquisition of Lime Energy, we also completed an equity offering on October 9, 2018 of 2,012,500 shares of our common stock (which included 262,500 shares of common stock issued upon the exercise by the underwriters of their option to purchase additional shares of common stock) at a price of $28.05 per share, after deducting underwriters discounts and commissions. We received $56.4 million in net proceeds, after deducting underwriters discounts and commissions and offering expenses.

Components of Revenue and Expense

Contract Revenue

We generally provide our services under contracts, purchase orders or retainer letters. The agreements we enter into with our clients typically incorporate one of four principal types of pricing provisions: time-and-materials, unit-based, fixed price and service-related contracts. Revenue on our time-and-materials and unit-based contracts are recognized as the work is performed in accordance with specific terms of the contract. Approximately 27% of our contracts are time-and-materials contracts and approximately 47% of our contracts are unit-based contracts. Willdan expects the acquisition of Lime Energy will significantly increase the percentage of revenue derived from unit-based contracts. Some of these contracts include maximum contract prices, but contract maximums are often adjusted to reflect the level of effort to achieve client objectives and thus the majority of these contracts are not expected to exceed the maximum. Contract revenue on our fixed price contracts is determined on the percentage of completion method based generally on the ratio of direct costs incurred to date to estimated total direct costs at completion. Many of our fixed price contracts involve a high degree of subcontracted fixed price effort and are relatively short in duration, thereby lowering the risks of not properly estimating the percent complete.  Our service-related contracts, including operations and maintenance services and a variety of technical assistance services, are accounted for over the period of performance, in proportion to the cost of performance.

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

Our contracts come up for renewal periodically and at the time of renewal may be subject to renegotiation, which could impact the profitability on that contract. In addition, during the term of a contract, public agencies may request additional or revised services which may impact the economics of the transaction. Most of our contracts permit our clients, with prior notice, to terminate the contracts at any time without cause. While we have a large volume of contracts, the renewal, termination or modification of a contract, in particular contracts with Consolidated Edison, the City of Elk Grove, DASNY, and utility programs associated with Los Angeles Department of Water and Power and Duke Energy Corp., may have a material effect on our consolidated operations.

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

Direct Costs of Contract Revenue

Direct costs of contract revenue consist primarily of that portion of salaries and wages that have been incurred in connection with revenue producing projects. Direct costs of contract revenue also include material costs, subcontractor services, equipment and other expenses that are incurred in connection with revenue producing projects. Direct costs of contract revenue exclude that portion of salaries and wages related to marketing efforts, vacations, holidays and other time not spent directly generating revenue under existing contracts. Such costs are included in general and administrative expenses. Additionally, payroll taxes, bonuses and employee benefit costs for all of our personnel are included in general and administrative expenses since no allocation of these costs is made to direct costs of contract revenue.

Other companies may classify as direct costs of contract revenue some of the costs that we classify as general and administrative costs. We expense direct costs of contract revenue when incurred.

General and Administrative Expenses

General and administrative expenses include the costs of the marketing and support staffs, other marketing expenses, management and administrative personnel costs, payroll taxes, bonuses and employee benefits for all of our employees and the portion of salaries and wages not allocated to direct costs of contract revenue for those employees who provide our services. General and administrative expenses also include facility costs, depreciation and amortization, professional services, legal and accounting fees and administrative operating costs. Within general and administrative expenses, “Other” includes expenses such as professional services, legal and accounting, computer costs, travel and entertainment, marketing costs and acquisition costs. We expense general and administrative costs when incurred.

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

Contract Assets and Liabilities

Amounts classified as “Costs and estimated earnings in excess of billings on uncompleted contracts” and “Billings in excess of costs and estimated earnings on uncompleted contracts” on the consolidated balance sheets and statements of cash flows for the year ended December 29, 2017 have been reclassified as “Contract assets” and “Contract liabilities”, respectively, on the condensed consolidated balance sheets and statements of cash flows for 2018. In addition, contract assets include retainage amounts withheld from billings to our clients pursuant to provisions in our contracts.

Billing practices are governed by the contract terms of each project based upon costs incurred, achievement of milestones or pre-agreed schedules. Billings do not necessarily correlate with revenue recognized. Contract assets include unbilled amounts typically resulting from revenue under contracts where the percentage-of-completion method of revenue recognition is utilized and revenue recognized exceeds the amount billed to the customer. Contract liabilities consist of advance payments and billings in excess of revenue recognized and deferred revenue.

The increase in contract assets was primarily attributable to the reclassification of retainage from accounts receivable to contract assets as of December 30, 2017 due to the adoption of Accounting Standards Update (“ASU) 2014-09, offset by normal business operations for the fiscal year ended December 28, 2018. The decrease in contract liabilities was primarily related to normal business operations for the fiscal year ended December 28, 2018.

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

Revenue on time-and-materials and unit-based contracts is recognized as the work is performed in accordance with the specific rates and terms of the contract. We recognize revenues for time-and-materials contracts based upon the actual hours incurred during a reporting period at contractually agreed upon rates per hour and also include in revenue all reimbursable costs incurred during a reporting period. Certain of our time-and-materials contracts are subject to maximum contract values and, accordingly, when revenue is expected to exceed the maximum contract value, these contracts are generally recognized under the percentage-of-completion method, consistent with fixed price contracts. For unit-based contracts, we recognize the contract price of units of a basic production product as revenue when the production product is delivered during a period. Revenue recognition for software licenses issued by the Energy segment is generally recognized utilizing the unit-based revenue recognition method at a point in time, upon acceptance of the software by the customer and in recognition of the fulfillment of the performance obligation. Certain additional performance obligations beyond the base software license may be separated from the gross license fee and recognized on a straight-line basis over time. Revenue for amounts that have been billed but not earned is deferred and such deferred revenue is referred to as contract liabilities in the accompanying condensed consolidated balance sheets.

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

Contracts that cover multiple phases or elements of the project or service lifecycle (development, design, construction and maintenance and support) may be considered to have multiple performance obligations even when they are part of a single contract. For contracts with multiple performance obligations, we allocate the transaction price to each performance obligation using the best estimate of the standalone selling price of each distinct good or service in the contract. For the periods presented, the value of the separate performance obligations under contracts with multiple performance obligations (generally measurement and verification tasks under certain energy performance contracts) were not material. In cases where we do not provide the distinct good or service on a standalone basis, the primary method used to estimate standalone selling price is the expected cost plus a margin approach, under which we forecast our expected costs of satisfying a performance obligation and then adds an appropriate margin for the distinct good or service.

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

Goodwill

We test our goodwill at least annually for possible impairment. We complete our annual testing of goodwill as of the last day of the first month of our fourth fiscal quarter each year to determine whether there is impairment. In addition to our annual test, we regularly evaluate whether events and circumstances have occurred that may indicate a potential impairment of goodwill. We did not recognize any goodwill impairment charges in fiscal years 2018, 2017, or 2016. We had goodwill of approximately $97.7 million as of December 28, 2018, which primarily relates to our acquisition of Lime Energy in October 2018, our acquisition of Integral Analytics in July 2017 and other acquisitions in 2015 and 2016.

We test our goodwill for impairment at the level of our reporting units, which are components of our operating segments. In January 2017, the Financial Accounting Standards Board (the “FASB”) issued Update No. 2017‑04 (“ASU 2017‑04”), Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This accounting guidance eliminates the requirement to compare the implied fair value of reporting unit goodwill with the carrying amount of that goodwill (commonly referred to as Step 2) from the goodwill impairment test.  The new standard does not change how a goodwill impairment is identified. We will continue to perform our quantitative and qualitative goodwill impairment test by comparing the fair value of each reporting unit to its carrying amount, but if we are required to recognize a goodwill impairment charge, under the new standard the amount of the charge will be calculated by subtracting the reporting unit’s fair value from its carrying amount. Under the prior standard, if we were required to recognize a goodwill impairment charge, Step 2 required us to calculate the implied value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination and the amount of the charge was calculated by subtracting the reporting unit’s implied fair value of goodwill from its actual goodwill balance.

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

Inherent in such fair value determinations are significant judgments and estimates, including but not limited to assumptions about our future revenue, profitability and cash flows, our operational plans and our interpretation of current economic indicators and market valuations. To the extent these assumptions are incorrect or economic conditions that would impact the future operations of our reporting units change, any goodwill may be deemed to be impaired, and an impairment charge could have in a material impact on our financial position or results of operation. Almost all of our goodwill is contained in our Energy segment, with the remainder in our Engineering and Consulting segment. At our measurement date, the estimated fair value of our Energy segment exceeded its carrying value. Any reduction in the estimated fair value of our Energy segment could result in an impairment charge of goodwill associated with this segment in future periods.

Accounting for Claims against Us

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

On March 4, 2016, we acquired substantially all of the assets of Genesys, a New York-based energy engineering company. On July 28, 2017, we acquired Integral Analytics, a data analytics and software company. On April 30, 2018, we acquired Newcomb Anderson McCormick, Inc. (“NAM”), an energy engineering and consulting company with offices in San Francisco and Los Angeles that provides clients with mechanical engineering expertise and comprehensive energy efficiency programs and services. On November 9, 2018, we acquired Lime Energy, a designer and implementer of energy efficiency programs for utility clients.

As of December 28, 2018, we had not yet completed our final estimate of fair value of the assets acquired and liabilities assumed relating to the acquisitions of NAM and Lime Energy due to the timing of the transactions and lack of complete information necessary to finalize such estimates of fair value. Accordingly, we have preliminarily estimated the fair values of the assets acquired and the liabilities assumed and will finalize such fair value estimates within twelve months of the acquisition date. For further discussion of our acquisitions, see “—Acquisition of Lime Energy Co. and Related Financings” above and Note 3 “—Business Combinations” of the notes to our consolidated financial statements included elsewhere in this report.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the financial reporting basis and tax basis of our assets and liabilities, subject to a judgmental assessment of the recoverability of deferred tax assets. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded when it is more-likely-than-not that some of the deferred tax assets may not be realized. Significant judgment is applied when assessing the need for valuation allowances. Areas of estimation include our consideration of future taxable income and ongoing prudent and feasible tax planning strategies. Should a change in circumstances lead to a change in judgment about the utilization of deferred tax assets in future years, we would adjust the related valuation allowances in the period that the change in circumstances occurs, along with a corresponding increase or charge to income. On December 22, 2017, the Tax Act was enacted into law, which, among other items, lowered the U.S. corporate tax rate from 35% to 21%, effective January 1, 2018. As a result of the Tax Act, we recorded a one-time decrease in deferred tax expense of $1.3 million for the fiscal quarter ended December 29, 2017 to account for the remeasurement of our deferred tax assets and liabilities on the enactment date. As of December 28, 2018, our accounting for the Tax Act is complete. An adjustment of $0.2 million additional deferred tax expense was recorded due to the corporate tax rate change impact on adjustments to temporary differences that were estimated at the time of the tax provision and finalized for the tax return.

During each fiscal year, management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize existing deferred tax assets. For fiscal years 2018 and 2017, we ultimately determined that it was more-likely-than-not that the entire California net operating loss will not be utilized prior to expiration.  Significant pieces of objective evidence evaluated included our history of utilization of California net operating losses in prior years for each of our subsidiaries, as well as our forecasted amount of net operating loss utilization for certain members of the combined group.  As a result, we recorded a valuation allowance in the amount of $86,000 and $87,000 at the end of fiscal year 2018 and 2017, respectively, related to California net operating losses.

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

We recognize the tax benefit from uncertain tax positions if it is more-likely-than-not that the tax positions will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefit is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. We recognize interest and penalties related to unrecognized tax benefits in income tax expense. As of December 28, 2018, we recorded a liability of $424,000 for uncertain tax positions related to miscellaneous tax deductions taken in open tax years, all of which, if recognized, would affect the effective tax rate. Approximately $0.1 million of interest and penalties have been recorded related to unrecognized tax benefits as of December 28, 2018.

During the three months ended December 28, 2018, the Internal Revenue Service continued its audit of our tax return for the fiscal year ended December 30, 2016.  We have not determined the impact of this examination due to the audit process having not been completed.

Results of Operations

The following table sets forth, for the periods indicated, certain information derived from our consolidated statements of operations expressed as a percentage of contract revenue. Amounts may not add to the totals due to rounding.

	Fiscal Year
	2018	2017	2016
Statement of Operations Data:
Contract revenue	100%	100%	100%
Direct costs of contract revenue (inclusive of directly related depreciation and amortization):
Salaries and wages	17.1	16.4	18.7
Subcontractor services and other direct costs	48.7	55.6	49.9
Total direct costs of contract revenue	65.8	71.9	68.6
General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	16.6	13.4	14.9
Facilities and facility related	2.1	1.7	2.0
Stock-based compensation	2.3	1.0	0.6
Depreciation and amortization	2.2	1.4	1.5
Other	6.3	5.5	7.0
Total general and administrative expenses	29.5	23.0	26.0
Income from operations	4.7	5.0	5.4
Other income (expense):
Interest expense, net	(0.2)	—	(0.1)
Other, net	0.0	—	—
Total other expense, net	(0.2)	—	(0.1)
Income before income taxes	4.5	5.0	5.3
Income tax expense	0.8	0.6	1.5
Net income	3.7%	4.4%	3.8%

Fiscal Year 2018 Compared to Fiscal Year 2017

Contract revenue.  Our contract revenue was $272.3 million for fiscal year 2018, with $196.8 million attributable to the Energy segment and $75.4 million attributable to the Engineering and Consulting segment. Consolidated contract revenue decreased $1.1 million, or 0.4%, to $272.3 million for fiscal year 2018 from $273.4 million for fiscal year 2017. This was primarily the result of a decrease in contract revenue for our Energy segment of $2.8 million, or 1.4%, to $196.8 million for fiscal year 2018 from $199.6 million for fiscal year 2017 and an increase in contract revenue for our Engineering and Consulting segment of $1.7 million, or 2.3%, to $75.4 million for fiscal year 2018 from $73.7 million for fiscal year 2017. Contract revenue for the Energy segment decreased primarily due to the substantial completion of certain large construction management projects with high pass-through subcontractor costs during fiscal year 2018, offset by the addition of incremental contract revenue of $24.4 million as a result of our acquisition of Lime Energy. Contract revenue for the Engineering and Consulting segment increased primarily due to the increased subcontractor revenues under certain of our existing capital improvement projects and continued growth across the country in the Property Assessed Clean Energy Program (PACE) that Willdan Financial Services manages, along with an increased demand for consulting services in Texas and Arizona.

Direct costs of contract revenue.  Direct costs of contract revenue decreased by $17.4 million, or 8.8%, compared to the prior year, to $179.3 million for fiscal year 2018, with $136.6 million attributable to the Energy segment and $42.7 million attributable to the Engineering and Consulting segment. Direct costs of contract revenue for our Energy segment decreased by $18.2 million, or 11.7%, compared to the prior year, primarily due to the completion of certain large construction management projects during fiscal year 2018 that resulted in the decrease of related pass-through expenses, offset by $18.8 million that was attributable to the incremental costs as a result of our acquisition of

Lime Energy. Direct costs of contract revenue increased for our Engineering and Consulting segment by $0.8 million, or 1.9%, in conjunction with the increase in revenue in that segment.

Subcontractor services and other direct costs decreased by $19.2 million and salaries and wages increased by $1.8 million compared to the prior year. Within direct costs of contract revenue, salaries and wages increased to 17.1% of contract revenue for fiscal year 2018 as compared to 16.4% for fiscal year 2017. Subcontractor services and other direct costs decreased to 48.7% of contract revenue for fiscal year 2018 from 55.6% of contract revenue for fiscal year 2017. Subcontractor services decreased primarily as a result of a reduction in pass-through subcontractor expenses as a result of the completion of certain Energy construction management projects, partially offset by increased use of subcontractor services under certain of our existing Engineering and Consulting engineering capital improvement projects.

General and administrative expenses.  General and administrative expenses increased by $17.2 million, or 27.3%, to $80.2 million for fiscal year 2018 from $63.0 million for fiscal year 2017. This reflected increases of $8.4 million in general and administrative expenses of the Energy segment, $2.4 million in general and administrative expenses of the Engineering and Consulting segment and $6.4 million in general and administrative expenses of the unallocated corporate expenses. General and administrative expenses increased by $5.9 million primarily as a result of incremental expenses associated with the acquisition of Lime Energy and NAM, as well as the growth of contract revenues in Engineering and Consulting segment. General and administrative expenses as a percentage of contract revenue were 29.5% for fiscal year 2018 as compared to 23.0% for fiscal year 2017. Our general and administrative expenses increased as a percentage of contract revenue, compared to the prior year, primarily due to increases in salaries and wages, employee taxes and employee benefits from the addition of employees from the acquisitions of Lime Energy and NAM, the implementation of a performance based restricted stock unit award program that increased stock compensation under our unallocated corporate expenses.

Of the $17.2 million increase in general and administrative expenses, approximately $8.7 million resulted from an increase in salaries and wages, payroll taxes and employee benefits, $3.5 million resulted from an increase in stock-based compensation, $2.1 million resulted from an increase in depreciation and amortization, $1.9 million resulted from an increase in other general and administrative expenses and $1.0 million resulted from an increase in facilities and facility related expenses. The increase in salaries and wages, payroll taxes and employee benefits was primarily due to the addition of employees from the acquisitions of Lime Energy and NAM. The increase in stock-based compensation expenses was primarily due to the implementation of a performance based restricted stock unit award program and issuing grants to current employees and the Board of Directors. The increase in depreciation and amortization was primarily due to an increase in amortization of intangible assets from the acquisitions of Lime Energy and NAM. The increase in other general and administrative expenses was primarily due to acquisition costs related to the acquisition of Lime Energy. The increase in facilities and facility related expenses was primarily due to the addition of NAM offices in San Francisco and Los Angeles, upgrades to data services lines in current offices and overall increase in base rent.

Income from operations.  As a result of the above factors, our operating income decreased by $0.9 million or 6.8% to $12.8 million for fiscal year 2018 as compared to $13.7 million for fiscal year 2017.  The decrease was primarily due to the increase in general and administrative expenses.  Income from operations, as a percentage of contract revenue, was 4.7% for fiscal year 2018 and 5.0% for fiscal year 2017. The decrease in operating margin was primarily due to an increase in total general and administrative expenses, partially offset by an increase in contract revenues, net of subcontracting and other direct costs.

Total other expense, net.  Total other expense, net, increased to $610,000 for fiscal year 2018 as compared $13,000 for fiscal year 2017.  This increase in total other expense, net is primarily the result of higher interest expense during fiscal year 2018, due to borrowing of $70.0 million under our Delayed Draw Term Loan for the acquisition of Lime Energy.

Income tax expense.  We recorded an income tax expense of $2.1 million for fiscal year 2018, as compared to $1.6 million for fiscal year 2017. The effective tax rate for fiscal year 2018 was 17.5%, as compared to 11.4% for fiscal year 2017.  The increase in the year-over-year effective tax rate for fiscal year 2018 and the difference between the tax expense recorded and the expense that would be recorded by applying the federal statutory rate was primarily attributable to increased state taxes, decreased deductions for stock options and disqualifying dispositions and the impact of the Tax Act recognized in 2017, partially offset by energy efficient commercial building deductions recognized in 2018 and increased research and development credits.  The difference between the tax expense recorded and the expense that would be recorded by applying the federal statutory rate in fiscal year 2017 primarily relates to stock options and disqualifying dispositions and the impact of the Tax Act.

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

Shortly after the Tax Act was enacted, the SEC issued guidance under SAB 118 to address the application of GAAP and directing taxpayers to consider the impact of the Tax Act as “provisional” when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for the change in tax law.  In accordance with SAB 118, we recognized the provisional tax impacts.  As of December 28, 2018, our accounting for the Tax Act is complete. An adjustment of $0.2 million additional deferred tax expense was recorded due to the corporate tax rate change impact on adjustments to temporary differences that were estimated at the time of the tax provision and finalized for the tax return.

Net income.  As a result of the above factors, our net income was $10.0 million for fiscal year 2018, as compared to net income of $12.1 million for fiscal year 2017.

Fiscal Year 2017 Compared to Fiscal Year 2016

Contract revenue.  Our contract revenue was $273.4 million for fiscal year 2017, with $199.6 million attributable to the Energy segment and $73.7 million attributable to the Engineering and Consulting segment. Consolidated contract revenue increased $64.4 million, or 30.8%, to $273.4 million for fiscal year 2017 from $208.9 million for fiscal year 2016. This was primarily the result of an increase in contract revenue for our Energy segment of $57.7 million, or 40.7%, to $199.6 million for fiscal year 2017 from $141.9 million for fiscal year 2016 and an increase in contract revenue for our Engineering and Consulting segment of $6.7 million, or 10.0%, to $73.7 million for fiscal year 2017 from $67.1 million for fiscal year 2016. Contract revenue for the Energy segment increased primarily due to the ramp up of new contracts and programs for performance contracts in Kansas and New Jersey, multi-family lighting contracts in New York and other utility contract expansions, including Rocky Mountain Power and San Diego Gas & Electric. Additionally, there was expanded demand for services from the Energy segment under existing contracts and the recognition of contract revenue of Genesys for an entire year compared to the prior year when the acquisition was executed. As the economy continues to grow, utility customers and governmental agencies continue to see demand from their constituents for a greener, more productive supply of energy and investment in governmental infrastructure. Contract revenue for the Engineering and Consulting segment increased primarily due to (i) greater demand for our planning services across all clients, building and safety services in California and Arizona, and geotechnical and public works services in California, (ii) the continued growth across the country in the Property Assessed Clean Energy Program (PACE) that Willdan Financial Services manages, along with an increased demand for consulting services in Texas and Arizona and (iii) a greater demand for emergency preparedness training offerings to our clients.

Direct costs of contract revenue.  Direct costs of contract revenue increased by $53.4 million, or 37.3%, compared to the prior year, to $196.7 million for fiscal year 2017, with $154.8 million attributable to the Energy segment and $41.9 million attributable to the Engineering and Consulting segment. Direct costs of contract revenue for our Energy segment increased by $49.0 million, or 46.3%, compared to the prior year, primarily due to the expanded revenue base from new contracts and programs commencing during the year and the recognition of direct costs of revenue of Genesys for an entire year compared to the prior year when the acquisition was executed. Direct costs of contract revenue also increased for our Engineering and Consulting segment by $4.4 million, or 11.9%. Direct costs of contract revenue increased for our Engineering and Consulting segment primarily due to the increased number of staff members required to execute increased projects throughout the segment.

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

General and administrative expenses.  General and administrative expenses increased by $8.8 million, or 16.3%, to $63.0 million for fiscal year 2017 from $54.1 million for fiscal year 2016. This reflected an increase of $13.3 million in general and administrative expenses of the Energy segment, offset by decreases of $4.1 million and $0.4 million in general and administrative expenses of the unallocated corporate expenses and Engineering and Consulting segment, respectively.  General and administrative expenses as a percentage of contract revenue were 23.0% for fiscal year 2017 as compared to 26.0% for fiscal year 2016. Our general and administrative expenses decreased as a percentage of contract revenue, while increasing in amount, compared to the prior year, primarily due to our increased revenue base from fiscal year 2016 to fiscal year 2017. As discussed above under “—Components of Revenue and Expense—Direct Costs of Contract Revenue,” we only allocate that portion of salaries and wages related to time spent directly generating revenue to direct costs of contract revenue, and the remainder is allocated to general and administrative expenses. As a result of our increased business levels and revenue, we have been allocating more salaries and wages to direct costs of revenues, which has correspondingly decreased the amount of salaries and wages we have allocated to general and administrative expenses.

Of the $8.8 million increase in general and administrative expenses, approximately $5.5 million resulted from an increase in salaries and wages, payroll taxes and employee benefits, $1.5 million resulted from an increase in stock-based compensation, $0.7 million resulted from an increase in depreciation and amortization, $0.6 million resulted from an increase in other general and administrative expenses, and $0.5 million resulted from an increase in facilities and facility related expenses. The increase in salaries and wages, payroll taxes and employee benefits was primarily due to increased activity requiring us to hire additional administrative employees and increased compensation for our current employees. The increase in stock-based compensation expenses was primarily due to an increase in the issuance of grants to new employees and an employee stock purchase plan change that gives our employees a 15% purchasing discount compared to 5% in our previous plan. The increase in depreciation and amortization was primarily due to increased use of computer hardware, company vehicles and field equipment. The increase in depreciation and amortization expense was primarily due to an increase in amortization of intangible assets from our 2016 and 2017 acquisitions. The increase in other general and administrative expenses was primarily due to interest accretion on the earn-out payments relating to our acquisitions of Economists LLC, Integral Analytics and substantially all of the assets of 360 Energy. The increase in facilities and facility related expenses was primarily due to the opening of new offices in Connecticut, New York, Ohio and Utah.

Income from operations.  As a result of the above factors, our operating income increased by $2.2 million or 18.7% to $13.7 million for fiscal year 2017 as compared to $11.5 million for fiscal year 2016. The increase was primarily due to a larger revenue base over direct costs.  Income from operations, as a percentage of contract revenue, was 5.0% for fiscal year 2017 and 5.4% for fiscal year 2016. The decrease in operating margin was primarily due to direct costs of contract revenue increasing more than contract revenue increased.

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

On December 22, 2017, the Tax Act was enacted into law, which, among other items, lowered the U.S. corporate tax rate from 35% to 21%, effective January 1, 2018. As a result of the Tax Act, we recorded a one-time decrease in deferred tax expense of $1.3 million for the fiscal quarter ended December 29, 2017 to account for the remeasurement of our deferred tax assets and liabilities on the enactment date. The Tax Act also includes provisions that may partially offset the benefit of the tax rate reduction. As of December 29, 2017, based on our initial assessment of the Tax Act, we believed that the most significant impact on our financial statements would be the remeasurement of our deferred taxes. Quantifying all of the impacts of the Tax Act required significant judgment by our management, including the inherent complexities involved in determining the timing of reversals of our deferred tax assets and liabilities. As of December 29, 2017, we were continuing to analyze the impacts of the Tax Act and recording any further adjustments to our deferred tax assets and liabilities. For further discussion of our income tax provision, see Note 12 “—Income Taxes” of notes to our consolidated financial statements.

Shortly after the Tax Act was enacted, the SEC issued guidance under SAB 118 to address the application of GAAP and directing taxpayers to consider the impact of the Tax Act as “provisional” when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for the change in tax law.  In accordance with SAB 118, we have recognized the provisional tax impacts.  Although, we do not believe there will be any material adjustments in subsequent reporting periods, the ultimate impact may differ from the provisional amounts, due to, among other things, the limitation on the deductibility of certain executives’ compensation pursuant to Section 162(m) of the Internal Revenue Code, a detailed evaluation of the contractual terms of our fourth quarter 2017 capital additions to determine whether they qualify for the 100% expensing pursuant to the Tax Act, the significant complexity of the Tax Act and anticipated additional regulatory guidance that may be issued by the IRS and changes in analysis, interpretations and assumptions we have made and actions we may take as a result of the Tax Act. The accounting was completed when the 2017 U.S. corporate income tax return was filed in 2018.

Net income.  As a result of the above factors, our net income was $12.1 million for fiscal year 2017, as compared to net income of $8.3 million for fiscal year 2016.

Liquidity and Capital Resources

As of December 28, 2018, we had $15.3 million of cash and cash equivalents. Our cash increased by $0.8 million since December 29, 2017. We generated cash flow from operations of $7.6 million during fiscal year 2018, partially offset by net cash used for acquisitions and capital expenditures. Our primary source of liquidity is cash generated from operations.  We also have a $70.0 million delayed draw term loan facility (the “Delayed Draw Term Loan Facility”) and a $30.0 million revolving credit facility with BMO, each maturing on October 1, 2023. As of December 28, 2018, the Delayed Draw Term Loan Facility was fully drawn, we had $27.3 million available for borrowing under the revolving credit facility and $2.7 million letters of credit issued. We believe that our cash and cash equivalents on hand, cash generated by operating activities and available borrowings under our revolving credit facility will be sufficient to finance our operating activities for at least the next 12 months.

Cash Flows from Operating Activities

Cash flows provided by operating activities were $7.6 million for fiscal year 2018, as compared to $11.1 million and $21.6 million for fiscal years 2017 and 2016, respectively. Cash flows provided by operating activities for fiscal year 2018 resulted primarily from our net income, as adjusted for non-cash activity such as depreciation and amortization and stock-based compensation and collections of accounts receivable, partially offset by increases in contract assets combined with decreases in accrued liabilities and accounts payable.  Cash flows provided by operating activities for fiscal year 2017 resulted primarily from our net income and increases in accrued liabilities and accounts payable, partially offset by increases in accounts receivable.  Cash flows provided by operating activities for fiscal year 2016 resulted primarily from our net income and increases in accrued liabilities and contract liabilities and collections of accounts receivable.

Cash Flows used in Investing Activities

Cash flows used in investing activities were $126.4 million for fiscal year 2018, as compared to $16.8 million and $10.5 million for fiscal years 2017 and 2016, respectively. Cash flows used in investing activities for fiscal year 2018 were primarily due to cash paid for the acquisition of Lime Energy.  Cash flows used in investing activities for fiscal year 2017 were primarily due to cash paid for the acquisition of Integral Analytics and the purchase of equipment and leasehold improvements.  Cash flows used in investing activities for fiscal year 2016 were primarily due to cash paid in the acquisition of substantially all of the assets of Genesys and the purchase of equipment and leasehold improvements.

Cash Flows from Financing Activities

Cash flows provided by financing activities were $119.7 million for fiscal year 2018, as compared to cash flows used in financing activities of $2.5 million for fiscal year 2017 and $4.9 million for fiscal year 2016. Cash flows provided by financing activities for fiscal year 2018 were primarily attributable to borrowings under our Delayed Draw Term Loan Facility and the net proceeds from our equity offering, each related to our acquisition of Lime Energy.  Cash flows used in financing activities for fiscal year 2017 were primarily attributable to payments on notes payable and payments on contingent consideration related to our previous acquisitions, which were partially offset by proceeds from stock option exercises and borrowings under our line of credit.  Cash flows used in financing activities for fiscal year 2016 were primarily attributable to payments on notes payable to Abacus and 360 Energy and cash paid for earn-out payments owed to the sellers of 360 Energy, which were partially offset by proceeds from notes payable and proceeds from stock option exercises.

Outstanding Indebtedness

In connection with the acquisition of Lime Energy, we entered into a new credit agreement on October 1, 2018 with a syndicate of financial institutions as lenders and BMO Harris Bank, N.A., as administrative agent. The Credit Agreement initially provided for up to a $90.0 million delayed draw term loan facility (the “Delayed Draw Term Loan Facility”) and a $30.0 million revolving credit facility (collectively, the “New Credit Facilities”), each maturing on October 1, 2023. On October 10, 2018, as a result of our completed equity offering, the amount available for borrowing under the Delayed Draw Term Loan Facility was reduced to $70.0 million. On November 9, 2018, in connection with the closing of the acquisition of Lime Energy, we borrowed $70.0 million under the Delayed Draw Term Loan Facility. The proceeds of such borrowing were used to pay part of the consideration owed in connection with the acquisition along with related fees and expenses.  The Credit Agreement replaced our prior $35.0 million revolving line of credit with BMO Harris Bank, N.A.

The New Credit Facilities bear interest at a rate equal to either, at the our option, (i) the highest of the prime rate, the Federal Funds Rate plus 0.50% or one-month LIBOR plus 1.00% (“Base Rate”) or (ii) LIBOR, in each case plus an applicable margin ranging from 0.25% to 3.00% with respect to Base Rate borrowings and 1.25% to 4.00% with respect to LIBOR borrowings. The applicable margin is based upon our consolidated total leverage ratio. We will also pay a commitment fee for the unused portion of the revolving credit facility, which ranges from 0.20% to 0.40% per annum depending on our consolidated total leverage ratio, and fees on the face amount of any letters of credit outstanding under the revolving credit facility, which range from 0.94% to 4.00% per annum, in each case, depending on whether such letter of credit is a performance or financial letter of credit and our consolidated total leverage ratio. The Delayed Draw Term Loan Facility will amortize quarterly in an amount equal to 10% annually, with a final payment of all then remaining principal due on the maturity date on October 1, 2023.

Willdan Group, Inc. is the borrower under the Credit Agreement and its obligations under the Credit Agreement are guaranteed by its present and future domestic subsidiaries (other than inactive subsidiaries), including Lime Energy and its subsidiaries (other than inactive subsidiaries). In addition, subject to certain exceptions, all such obligations are secured by substantially all of the assets of Willdan Group, Inc. and the subsidiary guarantors, including Lime Energy and its subsidiaries (other than inactive subsidiaries).

The Credit Agreement requires compliance with financial covenants, including a maximum total leverage ratio and a minimum fixed charge coverage ratio. The Credit Agreement also contains customary restrictive covenants, including (i) restrictions on the incurrence of additional indebtedness and additional liens on property, (ii) restrictions on permitted acquisitions and other investments and (iii) limitations on asset sales, mergers and acquisitions. Further, the Credit Agreement limits our payment of future dividends and distributions and share repurchases by us. Subject to certain exceptions, the New Credit Facilities are also subject to mandatory prepayment from (a) any issuances of debt or equity securities, (b) any sale or disposition of assets, (c) insurance and condemnation proceeds (d) representation and warranty insurance proceeds related to the Merger Agreement and (e) excess cash flow. The Credit Agreement includes customary events of default.

As of March 8, 2019, $70.0 million was outstanding under the Delayed Draw Term Loan and $2.7 million in letters of credit were issued.

We believe that, as of December 28, 2018, we were in compliance with all covenants contained in the Credit Agreement.

Insurance Premiums

We have also financed, from time to time, insurance premiums by entering into unsecured notes payable with insurance companies. During our annual insurance renewals in the fourth quarter of our fiscal year ended December 28, 2018, we elected to finance our insurance premiums for the 2019 fiscal year. Included in our insurance renewal terms are individual stop loss amount of $100,000 and the aggregate of 125%. The unpaid balance of the financed premiums totaled $1.5 million and $0 for fiscal years 2018 and 2017, respectively.

Contractual Obligations

We have certain cash obligations and other commitments which will impact our short and long‑term liquidity. At December 28, 2018, such obligations and commitments consisted of long‑term debt, operating leases and capital leases. The following table sets forth our contractual obligations as of December 28, 2018:

		Less than			More than
Contractual Obligations	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
Long term debt(1)	$71,711,000	$8,572,000	$14,139,000	$49,000,000	$—
Interest payments on debt outstanding(2)	15,521,000	3,926,000	6,631,000	4,964,000	—
Operating leases	12,589,000	4,442,000	4,918,000	2,233,000	996,000
Capital leases	565,000	335,000	230,000	—	—
Total contractual cash obligations	$100,386,000	$17,275,000	$25,918,000	$56,197,000	$996,000

(1)

Long‑term debt includes $70.0 million outstanding under our Credit Agreement as of December 28, 2018, our insurance premiums and IBM software. We have no borrowings under our revolving credit facility as of December 28, 2018 and have assumed no future borrowings or repayments of such borrowings for purposes for this table.

(2)

Borrowings under our Delayed Draw Term Loan Facility bear interest at a variable rate. Future interest payments on our Delayed Draw Term Loan Facility are estimated using floating rates in effect as of December 28, 2018.

We are obligated to pay earn-out payments in connection with our acquisitions of Integral Analytics and NAM and substantially all of the assets of 360 Energy Engineers, LLC (“360 Energy”). We are obligated to pay up to (i) $12.0 million in cash based on future work obtained from the business of Integral Analytics during the three years after the closing of the acquisition, payable in installments, if certain financial targets are met during the three years, (ii) $1.0 million in cash, over a one-year earn out period if certain financial targets are met by NAM and (iii) $1.2 million in cash, if certain financial targets of our divisions made up of the assets acquired from, and former employees of, 360 Energy are met for fiscal year 2019. As of December 28, 2018, we had contingent consideration payable of $4.7 million related to these acquisitions offset by a discount of $0.5 million. For fiscal 2018, our statement of operations includes $1.0 million of accretion (excluding fair value adjustments) related to the contingent consideration.

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

Adoption of New Accounting Standards

On December 30, 2017, we adopted ASC 606, using the modified retrospective method applied to those contracts which were not completed as of December 29, 2017. Prior to adopting ASC 606, we established an implementation team, which included senior managers from our finance and accounting group. The implementation team evaluated the impact of adopting ASC 606 on our contracts expected to be uncompleted as of December 30, 2017 (the date of adoption). The evaluation included reviewing our accounting policies and practices to identify differences that would result from applying the requirements of the new standard. We identified and made changes to our processes, systems and controls to support recognition and disclosure under the new standard. The implementation team worked closely with various professional consultants and attended several formal conferences and seminars to conclude on certain interpretative issues.

We recognize engineering and consulting contract revenue over time using the percentage-of-completion method, based primarily on contract cost incurred to date compared to total estimated contract cost. Revenue on the vast majority of our contracts will continue to be recognized over time because of the continuous transfer of control to the customer. Revenue recognition for software licenses issued by the Energy segment is recognized at a point in time, upon acceptance of the software by the customer and in recognition of the fulfillment of the performance obligation. Certain additional performance obligations beyond the base software license may be separated from the gross license fee and recognized on a straight-line basis over time.

Disaggregation of Revenue

The following tables provides information about disaggregated revenue of our two segments Energy and Engineering and Consulting by contract type, client type and geographical region for the year ended December 28, 2018:

Contract Type	Energy	Engineering and Consulting	Total
Time-and-materials	$13,790,000	$59,744,000	$73,534,000
Unit-based	113,749,000	13,300,000	127,049,000
Fixed price	69,294,000	2,375,000	71,669,000
Total	$196,833,000	$75,419,000	$272,252,000

Client Type	Energy	Engineering and Consulting	Total
Commercial	$20,715,000	$4,882,000	$25,597,000
Government	62,897,000	70,091,000	132,988,000
Utilities	113,221,000	446,000	113,667,000
Total	$196,833,000	$75,419,000	$272,252,000

Geography	Energy	Engineering and Consulting	Total
Domestic	$196,833,000	$75,419,000	$272,252,000

Contract Balances

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

We recognized the cumulative effect of initially applying ASC 606 as an adjustment to retained earnings in the balance sheet as of December 30, 2017 as follows:

	Balance at	Adjustments	Balance at
	December 29,	Due to	December 30,
	2017	ASC 606	2017
Assets
Accounts receivable, net of allowance for doubtful accounts	$38,441,000	$(8,560,000)	$29,881,000
Contract assets	$24,732,000	$9,328,000	$34,060,000

Liabilities
Deferred income taxes, net	$2,463,000	$(215,000)	$2,248,000

Equity
Retained earnings	$19,588,000	$553,000	$20,141,000

The impact of adoption on our condensed consolidated balance sheet and cash flows for the fiscal year ended December 28, 2018 was as follows:

	For the year ended December 28, 2018
	As	Balances Without	Effect of Change
	Reported	Adoption of ASC 606	Higher/(Lower)
Assets
Accounts receivable, net of allowance for doubtful accounts	$61,346,000	$68,240,000	$(6,894,000)
Contract assets	$51,851,000	$44,981,000	$6,870,000

Liabilities
Deferred income taxes, net	$—	$112,000	$(112,000)

Equity
Retained earnings	$30,171,000	$29,889,000	$282,000

	For the year ended December 28, 2018
	As	Balances Without	Effect of Change
	Reported	Adoption of ASC 606	Higher/(Lower)
Cash flows from operating activities
Accounts receivable, net of allowance for doubtful accounts	$3,177,000	$(3,717,000)	$6,894,000
Contract assets	(11,539,000)	(4,645,000)	(6,894,000)
Total cash flows used in operating activities	$(8,362,000)	$(8,362,000)	$—

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

The impact of adoption on our balance sheet at December 28, 2018 was primarily related to conforming the accounting treatment of most of our non-cancellable software license contracts, which were previously recorded over time based on prior acceptable accounting methods, and now recognize the full amount of such licenses upon acceptance of the software by the customer.

The impact of adoption on our statement of operations was not material for the fiscal year ended December 28, 2018.

Stock Compensation

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which amends the current stock compensation guidance. The amendments simplify the accounting for the taxes related to stock-based compensation, including adjustments to how excess tax benefits and a company's payments for tax withholdings should be classified. The standard is effective for fiscal periods beginning after December 15, 2016, with early adoption permitted. We elected to early adopt ASU 2016-09 on a prospective basis, which resulted in a decrease to tax expense of approximately $0.3 million and $1.6 million for the fiscal years ended December 28, 2018 and December 29, 2017, respectively.

Statement of Cash Flows

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flows: Clarification of Certain Cash Receipts and Cash Payments, which eliminates the diversity in practice related to the classification of certain cash receipts and payments in the statement of cash flows, by adding or clarifying guidance on eight specific cash flow issues. ASU 2016-15 was effective for annual and interim reporting periods beginning after December 15, 2017 and early adoption is permitted. ASU 2016-15 provides for retrospective application for all periods presented.

Recent Accounting Pronouncements

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  The FASB issued this update to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The updated guidance is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of the update is permitted. While we are evaluating the impact of the adoption of this update on our consolidated financial statements, we currently expect that the adoption of the new guidance will result in a significant increase in the assets and liabilities on our consolidated balance sheets and will likely have an immaterial impact on our consolidated statements of operations and statements of cash flows.

Intangibles-Goodwill and Other

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350), which eliminates the requirement to compare the implied fair value of reporting unit goodwill with the carrying amount of that goodwill (commonly referred to as Step 2) from the goodwill impairment test. The new standard does not change how a goodwill impairment is identified. We will continue to perform its quantitative and qualitative goodwill impairment test by comparing the fair value of each reporting unit to its carrying amount, but if we were required to recognize a goodwill impairment charge, under the new standard the amount of the charge would be calculated by subtracting the reporting unit’s fair value from its carrying amount. Under the prior standard, if we were required to recognize a goodwill impairment charge, Step 2 required us to calculate the implied value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination and the amount of the charge was calculated by subtracting the reporting unit’s implied fair value of goodwill from its actual goodwill balance. The new standard is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted, and should be applied prospectively from the date of adoption. We elected to adopt the new standard for future goodwill impairment tests at the beginning of the fourth quarter of 2019, because it significantly simplifies the evaluation of goodwill for impairment.

Stock Compensation

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of current stock compensation recognition standards to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 will become effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of ASU 2014-09 (Topic 606), which we adopted on December 30, 2017. We are evaluating the impact ASU 2018-07 and do not believe the guidance will have a material impact on our consolidated financial statements.

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

We had cash and cash equivalents of $15.3 million as of December 28, 2018. This amount represents cash on hand in business checking accounts with BMO.

As of December 28, 2018, we did not engage in trading activities and do not participate in foreign currency transactions or utilize derivative financial instruments. On January 31, 2019, we entered into an interest swap agreement for $35 million notional amount. The interest swap agreement was designated as a cash flow hedge to fix the variable interest rate on a portion of the borrowings under our Delayed Draw Term Loan Facility. The interest swap fixed rate is 2.47% and the amortization is quarterly in an amount equal to 10% annually. The interest swap agreement expires on January 31, 2022.

We are subject to interest rate risk in connection with borrowings under our Delayed Draw Term Loan Facility and revolving credit facility, each of which bears interest at variable rates. At December 28, 2018, we had $70.0 million of borrowings outstanding under our Delayed Draw Term Loan and no borrowings under our $30.0 million revolving credit facility with $2.7 million in letters of credit issued and $27.3 million available for borrowing.  Borrowings under the Credit Agreement bear interest at a rate equal to either, at our option, (i) the highest of the prime rate, the Federal Funds Rate plus 0.5% or one-month LIBOR plus 1.00% (the “Base Rate”) or (ii) LIBOR, in each case plus an applicable margin ranging from 0.25% to 3.00% with respect to Base Rate borrowings and 1.25% to 4.00% with respect to LIBOR borrowings. The applicable margin will be based upon our consolidated leverage ratio. We will also be required to pay a commitment fee for the unused portion of the revolving line of credit, which will range from 0.20% to 0.40% per annum, and fees on any letters of credit drawn under the facility, which will range from 0.94% to 4.00%, in each case, depending on whether such letter of credit is a performance or financial letter of credit and our consolidated total leverage ratio. The Delayed Draw Term Loan Facility will amortize quarterly in an amount equal to 10% annually, with a final payment of all then remaining principal due on the maturity date on October 1, 2023. We do not have any interest rate hedges or swaps.  Based upon the amount of outstanding indebtedness as of December 28, 2018, a one percentage point change in the assumed interest rate would change our annual interest expense by approximately $0.7 million in 2018.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and related financial information, as listed under Item 15, appear in a separate section of this annual report beginning on page F‑1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in and/or disagreements with accountants on accounting and financial disclosure during the fiscal year ended December 28, 2018.

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

In connection with the preparation of this Annual Report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 28, 2018. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, as of December 28, 2018. No change in our internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a‑15(f) under the Securities Exchange Act of 1934, as amended). Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 28, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework). Our management has concluded that, as of December 28, 2018, our internal control over financial reporting was effective based on these criteria.

As discussed in Note 3 to our consolidated financial statements, we acquired Lime Energy on November 9, 2018. As permitted by guidelines established by the SEC for newly acquired business, we excluded the acquisitions from the scope of our annual report on internal controls over financial reporting for the fiscal year ended December 28, 2018. This acquisition contributed approximately $54.4 million to our consolidated total assets as of December 28, 2018, and $24.4 million to our consolidated revenues for the fiscal year ended December 28, 2018. We are in the process of integrating this business into our overall internal controls over financial reporting process and plan to include it in our scope for the fiscal year ended January 3, 2020.

Report of Independent Registered Public Accounting Firm

Crowe LLP, the independent registered public accounting firm that audited the fiscal year 2018 consolidated financial statements included in this Annual Report on Form 10‑K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 28, 2018, which is included herein.

Changes in Internal Controls

During the quarter ended December 28, 2018, we completed the acquisition of Lime Energy. Prior to the acquisition, Lime Energy was a privately-held company and was not subject to the Sarbanes-Oxley Act of 2002, the rules and regulations of the SEC, or other corporate governance requirements applicable to public reporting companies. As part of our ongoing integration activities, we are continuing to incorporate our controls and procedures into Lime Energy and to augment our company-wide controls to reflect the risks that may be inherent in acquisitions of privately-held companies.

Other than our integration of Lime Energy, there have been no changes in our internal control over financial reporting during the quarter ended December 28, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to Willdan Group, Inc.’s Proxy Statement for its 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the Company’s 2018 fiscal year.

We have posted our Code of Ethical Conduct on our website, www.willdan.com, under the heading “Investors—Corporate Governance—Governance Documents.” The Code of Ethical Conduct applies to our Chief Executive Officer and Chief Financial Officer. Upon request and free of charge, we will provide any person with a copy of the Code of Ethical Conduct. See “Item 1. Business—Available Information.”

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to Willdan Group, Inc.’s Proxy Statement for its 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the Company’s 2018 fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this item is incorporated by reference to Willdan Group, Inc.’s Proxy Statement for its 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the Company’s 2018 fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to Willdan Group, Inc.’s Proxy Statement for its 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the Company’s 2018 fiscal year.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to Willdan Group, Inc.’s Proxy Statement for its 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the Company’s 2018 fiscal year.

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
2.1

Merger Agreement, dated as of October 1, 2018, by and among Willdan Energy Solutions, Luna Fruit, Inc., Lime Energy Co. and Luna Stockholders Representative, LLC, as representative of the participating securityholders of Lime Energy Co. (incorporated by reference to Exhibit 2.1 to Willdan Group, Inc.’s Current Report on Form 8-K filed on October 3, 2018)

3.1

First Amended and Restated Certificate of Incorporation of Willdan Group, Inc. (incorporated by reference to Willdan Group, Inc.’s Registration Statement on Form S-1, filed with the SEC on August 9, 2006, as amended (File No. 333-136444))

3.2	Amended and Restated Bylaws of Willdan Group, Inc. (incorporated by reference to Willdan Group, Inc.’s Current Report on Form 8-K, filed with the SEC on March 7, 2019)
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

10.1

Credit Agreement, dated as of October 1, 2018, by and among Willdan Group, Inc., as Borrow, the Guanrantors (as defined therein), the Lenders (as defined therein) from time to time party thereto, BMO Harris Bank N.A., as Arranger and Administrative Agent and MUFG Union Bank, N.A., as Arranger (incorporated by reference to Exhibit 10.1 to Willdan Group, Inc.’s Current Report on Form 8-K filed on October 3, 2018)

10.2

Security Agreement, dated as of October 1, 2018, by and among Willdan Group, Inc. the other Debtors (as defined therein) and BMO Harris Bank N.A. (incorporated by reference to Exhibit 10.2 to Willdan Group, Inc.’s Current Report on Form 8-K filed on October 3, 2018)

10.3†

Willdan Group, Inc. 2006 Stock Incentive Plan (incorporated by reference to Willdan Group, Inc.’s Registration Statement on Form S-1, filed with the SEC on August 9, 2006, as amended (File No. 333-136444))

10.4†	Form of Incentive Stock Option Agreement (incorporated by reference to Willdan Group, Inc.’s Registration Statement on Form S-1, filed with the SEC on August 9, 2006, as amended (File No. 333-136444))
10.5†

Form of Non‑Qualified Stock Option Agreement (incorporated by reference to Willdan Group, Inc.’s Registration Statement on Form S-1, filed with the SEC on August 9, 2006, as amended (File No. 333-136444))

10.6†	Willdan Group, Inc. Amended and Restated 2008 Performance Incentive Plan (incorporated by reference to Willdan Group, Inc.’s Current Report on Form 8-K, filed with the SEC on June 9, 2017)
10.7†	Amended and Restated Willdan Group, Inc. 2006 Employee Stock Purchase Plan (incorporated by reference to Willdan Group, Inc.’s Current Report on Form 8-K, filed with the SEC on June 9, 2017)
10.8†

Form of Indemnification Agreement between Willdan Group, Inc. and its Directors and Officers (incorporated by reference to Willdan Group, Inc.’s Current Report on Form 8-K, filed with the SEC on June 13, 2016)

10.9†

Offer Letter from Willdan Group, Inc. to Daniel Chow dated October 29, 2008 and accepted November 9, 2008 (incorporated by reference to Willdan Group, Inc.’s Current Report on Form 8-K, filed with the SEC on December 17, 2008)

10.10†

Employment Agreement, dated as of May 3, 2011 by and between Willdan Group, Inc. and Thomas D. Brisbin (incorporated by reference to Willdan Group, Inc.’s Current Report on Form 8-K, filed with the SEC on May 4, 2011)

10.11†

Employment Agreement, dated as of December 17, 2014, by and between Willdan Group, Inc. and Mike Bieber (incorporated by reference to Willdan Group, Inc.’s Current Report on Form 8-K, filed with the SEC on January 7, 2015)

10.12†*	Form of Performance Based Restricted Stock Unit Award Agreement
21.1*	Subsidiaries of Willdan Group, Inc.
23.1*	Consent of Crowe LLP
23.2*	Consent of KPMG LLP
24.1*	Power of Attorney (included on signature page hereto)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes‑Oxley Act of 2002

Exhibit Number	Exhibit Description
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a‑14(a) or 15d‑14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes‑Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to § 906 of the Sarbanes‑Oxley Act of 2002
101*

Interactive data files pursuant to Rule 405 of Regulation S‑T: (i) the Consolidated Balance Sheets as of December 28, 2018 and December 29, 2017; (ii) the Consolidated Statements of Operations for each of the fiscal years in the three‑year period ended December 28, 2018; (iii) the Consolidated Statements of Stockholders’ Equity for each of the fiscal years in the three‑year period ended December 28, 2018; (iv) the Consolidated Statement of Cash Flows for each of the fiscal years in the three‑year period ended December 28, 2018; and (v) the Notes to the Consolidated Financial Statements.

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
March 8, 2019

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

Signature	Title	Date

/s/ Thomas D. Brisbin	Chairman and Chief Executive Officer (principal executive officer)	March 8, 2019
Thomas D. Brisbin

/s/ Stacy B. McLaughlin	Chief Financial Officer and Vice President (principal financial officer and principal accounting officer)	March 8, 2019
Stacy B. McLaughlin

/s/ Keith W. Renken	Director	March 8, 2019
Keith W. Renken

/s/ Steven A. Cohen	Director	March 8, 2019
Steven A. Cohen

/s/ Debra G. Coy	Director	March 8, 2019
Debra G. Coy

/s/ Raymond W. Holdsworth	Director	March 8, 2019
Raymond W. Holdsworth

/s/ Douglas J. McEachern	Director	March 8, 2019
Douglas J. McEachern

/s/ Dennis V. McGinn	Director	March 8, 2019
Dennis V. McGinn

/s/ Curtis Probst	Director	March 8, 2019
Curtis Probst

/s/ Mohammad Shahidehpour	Director	March 8, 2019
Mohammad Shahidehpour

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of Willdan Group, Inc.

Anaheim, CA

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of Willdan Group, Inc. (the "Company") as of December 28, 2018, the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 28, 2018, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 28, 2018, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 28, 2018, and the results of its operations and its cash flows for the year ended December 28, 2018 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2018, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audit of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  As permitted, the Company has excluded the operations of Lime Energy acquired during 2018, which is described in Note 3 of the consolidated financial statements, from the scope of management’s report on internal control over financial reporting. As such, it has also been excluded from the scope of our audit of internal control over financial reporting. Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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

/s/Crowe LLP

We have served as the Company's auditor since 2018.

Sherman Oaks, CA

March 7, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Willdan Group, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Willdan Group, Inc. (the Company) as of December 29, 2017, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 29, 2017 and December 30, 2016, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2017, and the results of its operations and its cash flows for the years ended December 29, 2017 and December 30, 2016, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ KPMG LLP

We served as the Company’s auditor from 2015 to 2017.

Irvine, California
March 9, 2018, except with respect to our opinion on the consolidated financial statements insofar as it relates to notes 2 (Segment Information and Contract Accounting), 4, and 13, as to which the date is October 3, 2018.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 28,	December 29,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$15,259,000	$14,424,000
Accounts receivable, net of allowance for doubtful accounts of $442,000 and $369,000 at December 28, 2018 and December 29, 2017, respectively	61,346,000	38,441,000
Contract assets	51,851,000	24,732,000
Other receivables	1,893,000	1,833,000
Prepaid expenses and other current assets	5,745,000	3,760,000
Total current assets	136,094,000	83,190,000
Equipment and leasehold improvements, net	7,998,000	5,306,000
Goodwill	97,748,000	38,184,000
Other intangible assets, net	44,364,000	10,666,000
Other assets	3,311,000	826,000
Deferred income taxes, net	12,321,000	—
Total assets	$301,836,000	$138,172,000
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$36,829,000	$20,826,000
Accrued liabilities	37,401,000	23,293,000
Contingent consideration payable	3,113,000	4,246,000
Contract liabilities	5,075,000	7,321,000
Notes payable	8,572,000	383,000
Capital lease obligations	320,000	289,000
Total current liabilities	91,310,000	56,358,000
Contingent consideration payable	1,616,000	5,062,000
Notes payable	63,139,000	2,500,000
Capital lease obligations, less current portion	224,000	160,000
Deferred lease obligations	724,000	614,000
Deferred income taxes, net	—	2,463,000
Other noncurrent liabilities	534,000	363,000
Total liabilities	157,547,000	67,520,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized; 10,968,000 and 8,799,000 shares issued and outstanding at December 28, 2018 and December 29, 2017, respectively	110,000	88,000
Additional paid-in capital	114,008,000	50,976,000
Retained earnings	30,171,000	19,588,000
Total stockholders’ equity	144,289,000	70,652,000
Total liabilities and stockholders’ equity	$301,836,000	$138,172,000

See accompanying notes to consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year
	2018	2017	2016
Contract revenue	$272,252,000	$273,352,000	$208,941,000

Direct costs of contract revenue (inclusive of directly related depreciation and amortization):
Salaries and wages	46,588,000	44,743,000	39,024,000
Subcontractor services and other direct costs	132,693,000	151,919,000	104,236,000
Total direct costs of contract revenue	179,281,000	196,662,000	143,260,000

General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	45,248,000	36,534,000	31,084,000
Facilities and facility related	5,600,000	4,624,000	4,085,000
Stock-based compensation	6,262,000	2,774,000	1,239,000
Depreciation and amortization	6,060,000	3,949,000	3,204,000
Other	17,030,000	15,105,000	14,525,000
Total general and administrative expenses	80,200,000	62,986,000	54,137,000
Income from operations	12,771,000	13,704,000	11,544,000

Other income (expense):
Interest expense, net	(700,000)	(111,000)	(179,000)
Other, net	90,000	98,000	2,000
Total other expense, net	(610,000)	(13,000)	(177,000)
Income before income taxes	12,161,000	13,691,000	11,367,000

Income tax expense	2,131,000	1,562,000	3,068,000
Net income	$10,030,000	$12,129,000	$8,299,000

Earnings per share:
Basic	$1.08	$1.42	$1.01
Diluted	$1.03	$1.32	$0.97

Weighted-average shares outstanding:
Basic	9,264,000	8,541,000	8,219,000
Diluted	9,763,000	9,155,000	8,565,000

See accompanying notes to consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional
	Common Stock		Paid-in
	Shares	Amount	Capital	Retained Earnings	Total
Balances at January 1, 2016	7,904,000	$79,000	$38,377,000	$(840,000)	$37,616,000
Shares of common stock issued in connection with employee stock purchase plan	24,000	—	209,000	—	209,000
Shares of common stock issued in connection with incentive stock plan	164,000	2,000	325,000	—	327,000
Stock issued to acquire business	256,000	2,000	2,226,000	—	2,228,000
Stock-based compensation	—	—	1,239,000	—	1,239,000
Net income	—	—	—	8,299,000	8,299,000
Balances at December 30, 2016	8,348,000	$83,000	$42,376,000	$7,459,000	$49,918,000
Shares of common stock issued in connection with employee stock purchase plan	62,000	1,000	829,000	—	830,000
Shares of common stock issued in connection with incentive stock plan	298,000	3,000	1,898,000	—	1,901,000
Stock issued to acquire businesses	91,000	1,000	3,099,000	—	3,100,000
Stock-based compensation	—	—	2,774,000	—	2,774,000
Net income	—	—	—	12,129,000	12,129,000
Balance at December 29, 2017	8,799,000	$88,000	$50,976,000	$19,588,000	$70,652,000
Shares of common stock issued in connection with employee stock purchase plan	65,000	1,000	1,299,000	—	1,300,000
Shares of common stock issued in connection with incentive stock plan	85,000	1,000	667,000	—	668,000
Unregistered sales of equity securities and use of proceeds	(15,000)	—	(442,000)	—	(442,000)
Restricted Stock Awards	22,000	—	—	—	—
Stock issued to acquire businesses	2,012,000	20,000	55,246,000	—	55,266,000
Stock-based compensation expense	—	—	6,262,000	—	6,262,000
Net income	—	—	—	10,030,000	10,030,000
Cumulative effect from adoption of ASC 606	—	—	—	553,000	553,000
Balance at December 28, 2018	10,968,000	$110,000	$114,008,000	$30,171,000	$144,289,000

See accompanying notes to consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year
	2018	2017	2016
Cash flows from operating activities:
Net income	$10,030,000	$12,129,000	$8,299,000
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	6,211,000	4,082,000	3,220,000
Deferred income taxes, net	(2,890,000)	621,000	1,225,000
(Gain) loss on sale/disposal of equipment	(12,000)	27,000	4,000
Provision for (recovery of) doubtful accounts	470,000	(189,000)	216,000
Stock-based compensation	6,262,000	2,774,000	1,239,000
Accretion and fair value adjustments of contingent consideration	(1,426,000)	1,156,000	21,000
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts receivable	3,177,000	(7,412,000)	1,288,000
Contract assets	(11,539,000)	(5,744,000)	(4,057,000)
Other receivables	4,081,000	(1,126,000)	82,000
Prepaid expenses and other current assets	(154,000)	(1,096,000)	(519,000)
Other assets	(778,000)	25,000	(169,000)
Accounts payable	(1,583,000)	3,186,000	206,000
Accrued liabilities	(1,945,000)	4,329,000	8,409,000
Contract liabilities	(2,272,000)	(1,593,000)	2,159,000
Deferred lease obligations	(64,000)	(100,000)	(23,000)
Net cash provided by operating activities	7,568,000	11,069,000	21,600,000
Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(2,105,000)	(2,178,000)	(1,662,000)
Proceeds from sale of equipment	59,000	—	15,000
Cash paid for acquisitions, net of cash acquired	(124,344,000)	(14,603,000)	(8,857,000)
Net cash used in investing activities	(126,390,000)	(16,781,000)	(10,504,000)
Cash flows from financing activities:
Payments on contingent consideration	(4,296,000)	(1,709,000)	(1,284,000)
Payments on notes payable	(477,000)	(4,164,000)	(4,378,000)
Payments on debt issuance costs	(1,300,000)	—	—
Proceeds from notes payable	1,805,000	—	733,000
Borrowings under delayed draw term loan facility	70,000,000	1,000,000	—
Repayments under line of credit	(2,500,000)	—	—
Principal payments on capital lease obligations	(367,000)	(390,000)	(522,000)
Proceeds from stock option exercise	668,000	1,901,000	327,000
Proceeds from sales of common stock under employee stock purchase plan	1,300,000	830,000	209,000
Proceeds from equity raise	55,266,000	—	—
Unregistered sales of equity securities and use of proceeds	(442,000)	—	—
Net cash provided by (used in) financing activities	119,657,000	(2,532,000)	(4,915,000)
Net increase (decrease) in cash and cash equivalents	835,000	(8,244,000)	6,181,000
Cash and cash equivalents at beginning of period	14,424,000	22,668,000	16,487,000
Cash and cash equivalents at end of period	$15,259,000	$14,424,000	$22,668,000
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$494,000	$111,000	$179,000
Income taxes	3,163,000	2,750,000	1,875,000
Supplemental disclosures of noncash investing and financing activities:
Issuance of notes payable related to business acquisitions	$—	$—	$4,569,000
Issuance of common stock related to business acquisitions	—	3,100,000	2,228,000
Contingent consideration related to business acquisitions	943,000	5,400,000	—
Other working capital adjustment	63,000	113,000	—
Equipment acquired under capital leases	462,000	294,000	373,000

See accompanying notes to consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years 2018, 2017 and 2016

1. ORGANIZATION AND OPERATIONS OF THE COMPANY

Willdan Group, Inc. and subsidiaries (the “Company”) is a provider of professional technical and consulting services to utilities, private industry, and public agencies at all levels of government.  The Company enables its clients to realize cost and energy savings by providing a wide range of specialized services without having to incur and maintain the overhead necessary to develop staffing in-house.  Such services include energy and sustainability, engineering, construction management and planning, economic and financial consulting and national preparedness and interoperability. The Company operates its business through a nationwide network of offices spread across 20 states and the District of Columbia.  Its clients primarily consist of public and governmental agencies, including cities, counties, public utilities, redevelopment agencies, water districts, school districts and universities, state agencies, federal agencies, a variety of other special districts and agencies, private utilities and industry and tribal governments. The Company’s business with public and private utilities is concentrated primarily in California, New York and North Carolina and its business with public agencies is concentrated in California, New York and Arizona.

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

The Company accounts for variable interest entities in accordance with Accounting Standards Codification (“ASC”) 810, Consolidation. Under ASC 810, a variable interest entity (“VIE”) is created when any of the following criteria are present: (a) the equity investment at risk in the entity is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by other parties, including the equity holders; (b) the entity’s equity holders as a group either (i) lack the direct or indirect ability to make decisions about the entity, (ii) are not obligated to absorb expected losses of the entity or (iii) do not have the right to receive expected residual returns of the entity; or (c) the entity’s equity holders have voting rights that are not proportionate to their economic interests, and the activities of the entity involve or are conducted on behalf of the equity holder with disproportionately few voting rights. If an entity is deemed to be a VIE pursuant to ASC 810, the enterprise that has both (i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (ii) the obligation to absorb the expected losses of the entity or right to receive benefits from the entity that could be potentially significant to the VIE is considered the primary beneficiary and must consolidate the VIE. In accordance with ASC 810, the Company performs ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE.

As of December 28, 2018, the Company had one VIE — Genesys Engineering, P.C. (“Genesys”). Pursuant to New York law, the Company does not own capital stock of Genesys and does not have control over the professional decision making of Genesys’s engineering services. The Company, however, has entered into an administrative services agreement with Genesys pursuant to which WES, the Company’s wholly-owned subsidiary, will provide Genesys with ongoing administrative, operational and other non-professional support services. The Company manages Genesys and has the power to direct the activities that most significantly impact Genesys’s performance, in addition to being obligated to absorb expected losses from Genesys. Accordingly, the Company is the primary beneficiary of Genesys and consolidates Genesys as a VIE.

Management also concluded there is no noncontrolling interest related to the consolidation of Genesys because management determined that (i) the shareholder of Genesys does not have more than a nominal amount of equity

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT’D

Fiscal Years 2018, 2017 and 2016

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

Fiscal Years

The Company operates and reports its annual financial results based on 52 or 53-week periods ending on the Friday closest to December 31, with consideration of business days. The Company operates and reports its quarterly financial results based on the 13-week period ending on the Friday closest to March 31, June 30 and September 30 and the 13 or 14-week period ending on the Friday closest to December 31, as applicable, with consideration of business days. Fiscal years 2018, 2017 and 2016 contained 52 weeks. All references to years in the notes to consolidated financial statements represent fiscal years.

Cash and Cash Equivalents

All highly liquid investments purchased with a remaining maturity of three months or less are considered to be cash equivalents. Cash and cash equivalents consisted of the following:

	December 28,	December 29,
	2018	2017
Operating bank accounts	$15,248,000	$14,414,000
Petty cash	11,000	10,000
	$15,259,000	$14,424,000

The Company from time to time may be exposed to credit risk with its bank deposits in excess of the FDIC insurance limits and with uninsured money market investments. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Fair Value of Financial Instruments

As of December 28, 2018 and December 29, 2017, the carrying amounts of the Company's cash and cash equivalents, accounts receivable, contract assets, other receivables, prepaid expenses and other current assets, accounts payable, accrued liabilities and contract liabilities, approximate their fair values because of the relatively short period of time between the origination of these instruments and their expected realization or payment. The carrying amounts of debt obligations approximate their fair values since the terms are comparable to terms currently offered by local lending institutions for loans of similar terms to companies with comparable credit risk.

Segment Information

Willdan Group, Inc. (“WGI”) is a holding company with six wholly-owned subsidiaries. The Company presents segment information externally consistent with the manner in which the Company’s chief operating decision maker reviews information to assess performance and allocate resources. WGI performs administrative functions on behalf of its subsidiaries, such as treasury, legal, accounting, information systems, human resources and certain business development activities, and earns revenue that is only incidental to the activities of the enterprise. As a result, WGI does not meet the definition of an operating segment. The Company’s two segments are Energy, and Engineering and Consulting.  The Company’s principal segment, Energy, consists of the business of its subsidiary, WES, which offers

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT’D

Fiscal Years 2018, 2017 and 2016

energy and sustainability consulting services to utilities, public agencies and private industry.  The Company’s Engineering and Consulting segment includes the operation of its remaining subsidiaries, Willdan Engineering, Willdan Infrastructure, Public Agency Resources, Willdan Financial Services and Willdan Homeland Solutions.  Willdan Engineering provides civil engineering-related construction management, building and safety, city engineering, city planning, geotechnical, material testing and other engineering services to its clients.  Willdan Infrastructure, which was launched in fiscal year 2013, provides engineering services to larger rail, port, water, mining and other civil engineering projects.  Public Agency Resources primarily provides staffing to Willdan Engineering.  Willdan Financial Services provides economic and financial consulting to public agencies.  Willdan Homeland Solutions provides national preparedness and interoperability services and communications and technology solutions. See Note 13 “Segment Information” for revised and restated segment information.

Contract Assets and Liabilities

Amounts classified as “Costs and estimated earnings in excess of billings on uncompleted contracts” and “Billings in excess of costs and estimated earnings on uncompleted contracts” on the consolidated balance sheets and statements of cash flows of the Company’s Annual Report on Form 10-K for the year ended December 29, 2017 have been reclassified as “Contract assets” and “Contract liabilities”, respectively, on the condensed consolidated balance sheets and statements of cash flows for 2018. In addition, contract assets include retainage amounts withheld from billings to the Company’s clients pursuant to provisions in our contracts.

Billing practices are governed by the contract terms of each project based upon costs incurred, achievement of milestones or pre-agreed schedules. Billings do not necessarily correlate with revenue recognized using the percentage-of-completion method of revenue recognition. Contract assets include unbilled amounts typically resulting from revenue under contracts where the percentage-of-completion method of revenue recognition is utilized and revenue recognized exceeds the amount billed to the customer. Contract liabilities consist of advance payments and billings in excess of revenue recognized and deferred revenue.

The increase in contract assets was primarily attributable to the reclassification of retainage from accounts receivable to contract assets as of December 30, 2017 due to the adoption of Accounting Standards Update (“ASU”) 2014-09, offset by normal business operations for the fiscal year ended December 28, 2018. The decrease in contract liabilities was primarily related to normal business operations for the fiscal year ended December 28, 2018.

Off‑Balance Sheet Arrangements

Other than operating lease commitments, the Company does not have any off‑balance sheet financing arrangements or liabilities. In addition, the Company’s policy is not to enter into derivative instruments, futures or forward contracts. Finally, the Company does not have any majority‑owned subsidiaries or any interests in, or relationships with, any special‑purpose entities that are not included in the consolidated financial statements. The Company has, however, entered into an administrative services agreement with Genesys pursuant to which WES, the Company’s wholly-owned subsidiary, will provide Genesys with ongoing administrative, operational and other non-professional support services. The Company manages Genesys and has the power to direct the activities that most significantly impact Genesys’ performance, in addition to being obligated to absorb expected losses from Genesys. Accordingly, the Company is the primary beneficiary of Genesys and consolidate Genesys as a variable interest entity.

Contract Accounting

The Company enters into contracts with its clients that contain various types of pricing provisions, including fixed price, time-and-materials, unit-based and service-related provisions. The Company recognizes revenues in

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT’D

Fiscal Years 2018, 2017 and 2016

accordance with ASU 2014-09, Revenue from Contracts with Customer, codified as ASC Topic 606 and the related amendments (collectively “ASC 606”). As such, the Company identifies a contract with a customer, identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to each performance obligation in the contract and recognizes revenues when (or as) the Company satisfies a performance obligation.

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

Revenue on the vast majority of the Company’s contracts will continue to be recognized over time because of the continuous transfer of control to the customer. Revenue on fixed price contracts is recognized on the percentage-of-completion method based generally on the ratio of direct costs incurred-to-date to estimated total direct costs at completion. The Company uses the percentage-of-completion method to better match the level of work performed at a certain point in time in relation to the effort that will be required to complete a project. In addition, the percentage-of-completion method is a common method of revenue recognition in the Company’s industry.

Many of the Company’s fixed price contracts involve a high degree of subcontracted fixed price effort and are relatively short in duration, thereby lowering the risks of not properly estimating the percent complete. Revenue on time-and-materials and unit-based contracts is recognized as the work is performed in accordance with the specific rates and terms of the contract. The Company recognizes revenues for time-and-materials contracts based upon the actual hours incurred during a reporting period at contractually agreed upon rates per hour and also includes in revenue all reimbursable costs incurred during a reporting period. Certain of the Company’s time-and-materials contracts are subject to maximum contract values and, accordingly, when revenue is expected to exceed the maximum contract value, these contracts are generally recognized under the percentage-of-completion method, consistent with fixed price contracts. For unit-based contracts, the Company recognizes the contract price of units of a basic production product as revenue when the production product is delivered during a period. Revenue recognition for software licenses issued by the Energy segment is generally recognized at a point in time, utilizing the unit-based revenue recognition method, upon acceptance of the software by the customer and in recognition of the fulfillment of the performance obligation. Certain additional performance obligations beyond the base software license may be separated from the gross license fee and recognized on a straight-line basis over time. Revenue for amounts that have been billed but not earned is deferred, and such deferred revenue is referred to as contract liabilities in the accompanying condensed consolidated balance sheets.

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

Fiscal Years 2018, 2017 and 2016

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

Contracts that cover multiple phases or elements of the project or service lifecycle (development, construction and maintenance and support) may be considered to have multiple performance obligations even when they are part of a single contract. For contracts with multiple performance obligations, the Company allocates the transaction price to each performance obligation using the best estimate of the standalone selling price of each distinct good or service in the contract. For the periods presented, the value of the separate performance obligations under contracts with multiple performance obligations (generally measurement and verification tasks under certain energy performance contracts) were not material. In cases where the Company does not provide the distinct good or service on a standalone basis, the primary method used to estimate standalone selling price is the expected cost plus a margin approach, under which the Company forecasts the Company’s expected costs of satisfying a performance obligation and then adds an appropriate margin for the distinct good or service.

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

Fiscal Years 2018, 2017 and 2016

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

Fiscal Years 2018, 2017 and 2016

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

Retainage, included in contract assets, represents amounts withheld from billings to the Company’s clients pursuant to provisions in the contracts and may not be paid to the Company until specific tasks are completed or the project is completed and, in some instances, for even longer periods.  At December 28, 2018 and December 29, 2017, contract assets included retainage of approximately $6.7 million and $8.6 million, respectively.

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

Fiscal Years 2018, 2017 and 2016

two to five years. Leasehold improvements and assets under capital leases are amortized using the straight‑line method over the shorter of estimated useful lives or the term of the related lease.

Following are the estimated useful lives used to calculate depreciation and amortization:

Category	Estimated Useful Life
Furniture and fixtures	5	years
Computer hardware	3	years
Computer software	3	years
Automobiles and trucks	3	years
Field equipment	5	years

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

Fiscal Years 2018, 2017 and 2016

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

On November 9, 2018, the Company completed the acquisition of Lime Energy, Co. On April 30, 2018, the Company acquired all of the outstanding equity interests of Newcomb Anderson McCormick, Inc. On July 28, 2017, the Company acquired all of the outstanding shares of Integral Analytics. On March 4, 2016, the Company acquired substantially all of the assets of Genesys and assumed certain specified liabilities of Genesys. For further discussion of these acquisitions, see Note 3 “—Business Combinations” below.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the financial reporting basis and tax basis of the Company’s assets and liabilities, subject to a judgmental assessment of the recoverability of deferred tax assets. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded when it is more-likely-than-not that some of the deferred tax assets may not be realized. Significant judgment is applied when assessing the need for valuation allowances. Areas of estimation include the Company’s consideration of future taxable income and ongoing prudent and feasible tax planning strategies. Should a change in circumstances lead to a change in judgment about the utilization of deferred tax assets in future years, the Company would adjust the related valuation allowances in the period that the change in circumstances occurs, along with a corresponding increase or charge to income. On December 22, 2017, the Tax Act was enacted into law, which among other items, lowered the U.S. corporate tax rate from 35% to 21%, effective January 1, 2018. As a result of the Tax Act, the Company recorded a one-time decrease in deferred tax expense of $1.3 million for the fiscal quarter ended December 29, 2017 to account for the remeasurement of the Company’s deferred tax assets and liabilities on the enactment date. As of December 28, 2018, the Company’s accounting for the Tax Act is complete. An adjustment of $0.2 million additional deferred tax expense was recorded due to the corporate tax rate change impact on adjustments to temporary differences that were estimated at the time of the tax provision and finalized for the tax return.

During each fiscal year, management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize existing deferred tax assets. For fiscal years 2018 and 2017, the Company ultimately determined that it was more-likely-than-not that the entire California net operating loss will not be utilized prior to expiration. Significant pieces of objective evidence evaluated included the Company’s history of utilization of California net operating losses in prior years for each of the Company’s subsidiaries, as well as the

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT’D

Fiscal Years 2018, 2017 and 2016

Company’s forecasted amount of net operating loss utilization for certain members of the combined group.  As a result, we recorded a valuation allowance in the amount of $86,000 and $87,000 at the end of fiscal year 2018 and 2017, respectively, related to California net operating losses.

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

Operating Cycle

In accordance with industry practice, amounts realizable and payable under contracts that extend beyond one year are included in current assets (included in contract assets) and current liabilities.

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

Liquidity

As of December 28, 2018, the Company had $15.3 million of cash and cash equivalents. The Company’s primary source of liquidity is cash generated from operations. In addition, as of December 28, 2018, the Company also had a $70.0 million delayed draw term loan facility (the “Delayed Draw Term Loan Facility”) and a $30.0 million revolving credit facility with BMO, each maturing on October 1, 2023 (see Note 10 “Debt”). As of December 28, 2018, the Delayed Draw Term Loan Facility was fully drawn, the Company had $27.3 million available for borrowing under the revolving credit facility and $2.7 million letters of credit issued. The Company believes that its cash and cash equivalents on hand, cash generated by operating activities and available borrowings under our revolving credit facility will be sufficient to finance its operating activities for at least the next 12 months.

Adoption of New Accounting Standards

On December 30, 2017, the Company adopted ASC 606, using the modified retrospective method applied to those contracts which were not completed as of December 29, 2017. Prior to adopting ASC 606, the Company established an implementation team, which included senior managers from its finance and accounting group. The implementation team evaluated the impact of adopting ASC 606 on its contracts expected to be uncompleted as of December 30, 2017 (the date of adoption). The evaluation included reviewing its accounting policies and practices to identify differences that would result from applying the requirements of the new standard. The Company identified and made changes to its processes, systems and controls to support recognition and disclosure under the new standard. The

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT’D

Fiscal Years 2018, 2017 and 2016

implementation team worked closely with various professional consultants and attended several formal conferences and seminars to conclude on certain interpretative issues.

The Company recognizes engineering and consulting contract revenue over time using the percentage-of-completion method, based primarily on contract cost incurred to date compared to total estimated contract cost. Revenue on the vast majority of its contracts will continue to be recognized over time because of the continuous transfer of control to the customer. Revenue recognition for software licenses issued by the Energy segment is recognized at a point in time, upon acceptance of the software by the customer and in recognition of the fulfillment of the performance obligation. Certain additional performance obligations beyond the base software license may be separated from the gross license fee and recognized on a straight-line basis over time.

Disaggregation of Revenue

The following tables provides information about disaggregated revenue of the Company’s two segments Energy and Engineering and Consulting by contract type, client type and geographical region for the year ended December 28, 2018:

Contract Type	Energy	Engineering and Consulting	Total
Time-and-materials	$13,790,000	$59,744,000	$73,534,000
Unit-based	113,749,000	13,300,000	127,049,000
Fixed price	69,294,000	2,375,000	71,669,000
Total	$196,833,000	$75,419,000	$272,252,000

Client Type	Energy	Engineering and Consulting	Total
Commercial	$20,715,000	$4,882,000	$25,597,000
Government	62,897,000	70,091,000	132,988,000
Utilities	113,221,000	446,000	113,667,000
Total	$196,833,000	$75,419,000	$272,252,000

Geography	Energy	Engineering and Consulting	Total
Domestic	$196,833,000	$75,419,000	$272,252,000

Contract Balances

Results for operating periods beginning after December 30, 2017 are presented under ASC 606, while comparative information has not been restated and continues to be reported in accordance with the accounting standards in effect for those periods.

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT’D

Fiscal Years 2018, 2017 and 2016

The Company recognized the cumulative effect of initially applying ASC 606 as an adjustment to retained earnings in the balance sheet as of December 30, 2017 as follows:

	Balance at	Adjustments	Balance at
	December 29,	Due to	December 30,
	2017	ASC 606	2017
Assets
Accounts receivable, net of allowance for doubtful accounts	$38,441,000	$(8,560,000)	$29,881,000
Contract assets	$24,732,000	$9,328,000	$34,060,000

Liabilities
Deferred income taxes, net	$2,463,000	$(215,000)	$2,248,000

Equity
Retained earnings	$19,588,000	$553,000	$20,141,000

The impact of adoption on its condensed consolidated balance sheet and cash flows for the fiscal year ended December 28, 2018 was as follows:

	For the year ended December 28, 2018
	As	Balances Without	Effect of Change
	Reported	Adoption of ASC 606	Higher/(Lower)
Assets
Accounts receivable, net of allowance for doubtful accounts	$61,346,000	$68,240,000	$(6,894,000)
Contract assets	$51,851,000	$44,981,000	$6,870,000

Liabilities
Deferred income taxes, net	$—	$112,000	$(112,000)

Equity
Retained earnings	$30,171,000	$29,889,000	$282,000

	For the year ended December 28, 2018
	As	Balances Without	Effect of Change
	Reported	Adoption of ASC 606	Higher/(Lower)
Cash flows from operating activities
Accounts receivable, net of allowance for doubtful accounts	$3,177,000	$(3,717,000)	$6,894,000
Contract assets	(11,539,000)	(4,645,000)	(6,894,000)
Total cash flows used in operating activities	$(8,362,000)	$(8,362,000)	$—

The impact of adoption on its opening balance sheet was primarily related to deferred revenues and unrecognized license renewals associated with software license agreements currently in force reclassified to retained earnings, net of the deferred income tax impact and reclassification of amounts between accounts receivable net of allowance for doubtful accounts and contract assets based on whether an unconditional right to consideration has been established or not.

The impact of adoption on its balance sheet at December 28, 2018 was primarily related to conforming the accounting treatment of most of our non-cancellable software license contracts, which were previously recorded over time based on prior acceptable accounting methods, and now recognize the full amount of such licenses upon acceptance of the software by the customer.

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT’D

Fiscal Years 2018, 2017 and 2016

The impact of adoption on its statement of operations was not material for the fiscal year ended December 28, 2018.

Stock Compensation

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which amends the current stock compensation guidance. The amendments simplify the accounting for the taxes related to stock-based compensation, including adjustments to how excess tax benefits and a company's payments for tax withholdings should be classified. The standard is effective for fiscal periods beginning after December 15, 2016, with early adoption permitted. The Company has elected to early adopt ASU 2016-09 on a prospective basis, which resulted in a decrease to tax expense of approximately $0.3 million and $1.6 million for the fiscal years ended December 28, 2018 and December 29, 2017, respectively.

Statement of Cash Flows

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flows: Clarification of Certain Cash Receipts and Cash Payments, which eliminates the diversity in practice related to the classification of certain cash receipts and payments in the statement of cash flows, by adding or clarifying guidance on eight specific cash flow issues. ASU 2016-15 was effective for annual and interim reporting periods beginning after December 15, 2017 and early adoption is permitted. ASU 2016-15 provides for retrospective application for all periods presented.

Recent Accounting Pronouncements

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The FASB issued this update to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The updated guidance is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of the update is permitted. While the Company is evaluating the impact of the adoption of this update on its consolidated financial statements, it currently expects that the adoption of the new guidance will result in a significant increase in the assets and liabilities on its consolidated balance sheets and will likely have an immaterial impact on the Company’s consolidated statements of operations and statements of cash flows.

Stock Compensation

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of current stock compensation recognition standards to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 will become effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of ASU 2014-09 (Topic 606), which the Company adopted on December 30, 2017. The Company is evaluating the impact ASU 2018-07 and does not believe the guidance will have a material impact on its consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT’D

Fiscal Years 2018, 2017 and 2016

Intangibles-Goodwill and Other

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350), which eliminates the requirement to compare the implied fair value of reporting unit goodwill with the carrying amount of that goodwill (commonly referred to as Step 2) from the goodwill impairment test. The new standard does not change how a goodwill impairment is identified. The Company will continue to perform its quantitative and qualitative goodwill impairment test by comparing the fair value of each reporting unit to its carrying amount, but if the Company were required to recognize a goodwill impairment charge, under the new standard the amount of the charge would be calculated by subtracting the reporting unit’s fair value from its carrying amount. Under the prior standard, if the Company were required to recognize a goodwill impairment charge, Step 2 required the Company to calculate the implied value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination and the amount of the charge was calculated by subtracting the reporting unit’s implied fair value of goodwill from its actual goodwill balance. The new standard is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted, and should be applied prospectively from the date of adoption. The Company elected to adopt the new standard for future goodwill impairment tests at the beginning of the fourth quarter of 2019, because it significantly simplifies the evaluation of goodwill for impairment.

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

3. BUSINESS COMBINATIONS

Acquisition of Lime Energy

On October 1, 2018, the Company, through two of its wholly-owned subsidiaries, Willdan Energy Solutions (“WES”) and Luna Fruit, Inc., a Delaware corporation and wholly-owned subsidiary of WES (“Merger Sub”), entered into an agreement to acquire all of the outstanding shares of capital stock of Lime Energy Co. (“Lime Energy”), pursuant to an agreement and plan of merger dated October 1, 2018 (the “Merger Agreement”), by and among WES, Merger Sub, Lime Energy, and Luna Stockholder Representative, LLC, as representative of the participating securityholders of Lime Energy. The Company believes the addition of Lime Energy’s capabilities will significantly expand and diversify its client base within the energy efficiency services market and geographic presence across the United States.

On November 9, 2018, the Company completed the acquisition and, pursuant to the Merger Agreement, Merger Sub was merged with and into Lime Energy, with Lime Energy surviving as a wholly-owned indirect subsidiary of the Company. The aggregate purchase price paid in the acquisition was $120.0 million, exclusive of closing holdbacks and adjustments. A portion of the purchase price was deposited into escrow accounts to secure certain potential post-closing obligations of the participating securityholders. The Company paid the purchase price for the acquisition using a combination of cash on hand (including $50.0 million of the $56.4 million in net proceeds received from the Company’s equity offering in October 2018) and proceeds from the Company’s borrowings under its Delayed Draw Term Loan Facility (see Note 10 “—Debt Obligations” below).

The acquisition was accounted for as a business combination in accordance with ASC 805. Under ASC 805, the Company recorded the acquired assets and assumed liabilities at their estimated fair value with the excess allocated to

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT’D

Fiscal Years 2018, 2017 and 2016

goodwill. Goodwill represents the value the Company expects to achieve through the operational synergies and the expansion into new markets. The Company estimates that the entire $57.5 million of goodwill resulting from the acquisition will not be tax deductible. Consideration for the acquisition includes the following preliminary information:

Lime Energy
Cash paid	$122,376,000
Other working capital adjustment	63,000
Total consideration	$122,439,000

The following table summarizes the preliminary amounts for the acquired assets recorded at their estimated fair value as of the acquisition date:

Lime Energy
Current assets (1)	$45,401,000
Non-current assets (2)	13,847,000
Cash	1,090,000
Equipment and leasehold improvements, net	1,892,000
Liabilities	(33,603,000)
Customer relationships	19,400,000
Tradename	5,970,000
Developed technology	10,200,000
Backlog	730,000
Goodwill	57,512,000
Net assets acquired	$122,439,000

(1)	Excluded from current assets is cash
(2)	Excluded from non-current assets are equipment and leasehold improvements, net, customer relationships, tradename, developed technology, backlog and goodwill.

Acquisition related costs of $1.5 million are included in other general and administrative expenses in the consolidated statements of operations for the fiscal year ended December 28, 2018.

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT’D

Fiscal Years 2018, 2017 and 2016

The following unaudited pro forma financial information for the fiscal years ended December 28, 2018 and December 29, 2017 assumes that acquisition of all the outstanding shares of Lime Energy occurred on December 31, 2016 as follows:

	Year Ended
	December 28,	December 29,
In thousands (except per share data)	2018	2017
Pro forma revenue	$401,703	$400,217

Pro forma income from operations	$13,415	$7,230
Pro forma net income (1)	$10,725	$4,618

Earnings per share:
Basic	$0.99	$0.44
Diluted	$0.95	$0.41

Weighted average shares outstanding:
Basic	10,828	10,554
Diluted	11,327	11,168

(1)	Adjustments to pro forma net income include income from operations, amortization and interest expenses.

This pro forma supplemental information does not purport to be indicative of what the Company’s operating results would have been had this transaction occurred on December 31, 2016 and may not be indicative of future operating results.

During the fiscal year ended December 28, 2018, the acquisition of Lime Energy contributed $24.4 million in revenue and $2.1 million of income from operations.

Acquisition of Newcomb Anderson McCormick

On April 30, 2018, the Company, through its wholly-owned subsidiary, WES, acquired all of the outstanding equity interests of Newcomb Anderson McCormick, Inc. (“NAM”). NAM is an energy engineering and consulting company with offices in San Francisco and Los Angeles that provides clients with mechanical engineering expertise and comprehensive energy efficiency programs and services. Pursuant to the terms of the Stock Purchase Agreement, dated April 30, 2018, by and among the Company, WES and NAM, WES will pay NAM shareholders a maximum purchase price of $4.0 million, subject to potential earn-out payments plus working capital adjustments, to be paid in cash. In connection with the Company’s New Credit Facilities (as defined herein), as of October 8, 2018, the earn-out payments to NAM shareholders became subject to certain subordination provisions in favor of BMO, as the Company’s senior secured lender, under the New Credit Facilities.  The Company expects to finalize the purchase price allocation with respect to this transaction by the second quarter of 2019. NAM’s financial information is included within the Energy segment.

Acquisition of Integral Analytics

On July 28, 2017, the Company and the Company’s wholly-owned subsidiary WES acquired all of the outstanding shares of Integral Analytics, a data analytics and software company, pursuant to the Stock Purchase

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT’D

Fiscal Years 2018, 2017 and 2016

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

The size of the Earn-Out Payments to be paid will be determined based on two factors. First, the IA Stockholders will receive 2% of gross contracted revenue for new work sold by the Company in close collaboration with Integral Analytics during the three years following the Closing Date (the “Earn-Out Period”). Second, the IA Stockholders will receive 20% of the gross contracted revenue specified in each executed and/or effective software licensing agreement, entered into by the Company or one of its affiliates that contains pricing either equal to or greater than standard pricing, of software offered for licensing by Integral Analytics during the Earn-Out Period. The amounts due to the IA Stockholders pursuant to these two factors will in no event, individually or in the aggregate, exceed the Maximum Payout. Earn-Out Payments will be made in quarterly installments for each year of the Earn-Out Period. For the purposes of both of these factors credit will be given to Integral Analytics for the gross contracted revenue in the quarter in which the contract/license is executed, regardless of when the receipt of payment thereunder is expected. The amount of gross contracted revenue for contracts with unfunded ceilings or of an indeterminate contractual value will be mutually agreed upon. Further, in the event of a change of control of WES during the Earn-Out Period, any then-unpaid amount of the Maximum Payout will be paid promptly to the IA Stockholders, even if such Earn-Out Payments have not been earned at that time. The Company has agreed to certain covenants regarding the operation of Integral Analytics during the Earn-Out Period, of which a violation by the Company could result in damages being paid to the IA Stockholders in respect of the Earn-Out. In addition, as of October 6, 2018, the Earn-Out Payments were subject to certain subordination provisions in favor of BMO, as the Company’s senior secured lender, under the New Credit Facilities (see Note 10 “Debt” below).

WES has also established a bonus pool for the employees of Integral Analytics to be paid based on Integral Analytics’ performance against certain targets.

The acquisition was accounted for as a business combination in accordance with ASC 805. Under ASC 805, the Company recorded the acquired assets and assumed liabilities at their estimated fair value with the excess allocated to goodwill. Goodwill represents the value the Company expects to achieve through the operational synergies and the expansion into new markets. The Company estimates that the entire $16.0 million of goodwill resulting from the

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT’D

Fiscal Years 2018, 2017 and 2016

acquisition will be tax deductible. Consideration for the acquisition includes the following information:

Integral Analytics
Cash paid	$15,000,000
Other payable for working capital adjustment	113,000
Issuance of common stock	3,100,000
Contingent consideration	5,600,000
Total consideration	$23,813,000

The following table summarizes the final purchase price allocation for the acquired assets recorded at their estimated fair value as of the acquisition date:

Integral Analytics
Current assets (1)	$626,000
Non-current assets (2)	2,000
Cash	397,000
Equipment and leasehold improvements, net	5,000
Liabilities	(946,000)
Customer relationships	1,950,000
Tradename	1,410,000
Developed technology	2,720,000
In-process technology	1,690,000
Goodwill	15,959,000
Net assets acquired	$23,813,000

(1)	Excluded from current assets is cash
(2)	Excluded from non-current assets are equipment and leasehold improvements, net, customer relationships, tradename, developed technology, in-process technology and goodwill.

As of December 28, 2018, the Company has contingent consideration payable of $3.5 million related to the acquisition of Integral Analytics offset by a discount of $0.5 million. For fiscal 2018, the statement of operations includes $0.7 million of accretion (excluding fair value adjustments) related to the contingent consideration. Contingent consideration is subject to change for each reporting period through settlement. The Company measures the contingent earn-out liabilities at fair value on the date of acquisition and on a recurring basis using significant unobservable inputs classified within Level 3 of the fair value hierarchy. The Company uses a probability-weighted discounted income approach as a valuation technique to convert future estimated cash flows to a single present value amount. The significant unobservable inputs used in the fair value measurements are operating income projections over the earn-out period, and the probability outcome percentages assigned to each scenario. Significant increases or decreases to either of these inputs in isolation would result in a significantly higher or lower liability, with a higher liability capped by the contractual maximum of the contingent earn-out obligation. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate and amount paid will be recorded in earnings.  There were no changes to the ranges of estimated payments or discount rates.

There were no acquisition related costs associated with Integral Analytics included in other general and administrative expenses in the consolidated statements of operations for the fiscal year ended December 28, 2018.

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT’D

Fiscal Years 2018, 2017 and 2016

The following unaudited pro forma financial information for the years ended December 29, 2017 and December 30, 2016 assumes that acquisition of all the outstanding shares of Integral Analytics occurred on January 2, 2016 as follows:

	Year Ended
	December 29,	December 30,
In thousands (except per share data)	2017	2016
Pro forma revenue	$275,622	$227,504

Pro forma income from operations	$11,991	$10,107
Pro forma net income (1)	$10,345	$7,627

Earnings per share:
Basic	$1.21	$0.92
Diluted	$1.13	$0.88

Weighted average shares outstanding:
Basic	8,541	8,310
Diluted	9,155	8,656

(1)	Adjustments to pro forma net income include income from operations, amortization and interest expenses.

This pro forma supplemental information does not purport to be indicative of what the Company’s operating results would have been had this transaction occurred on January 2, 2016 and may not be indicative of future operating results.

During the fiscal year ended December 28, 2018, the acquisition of all of the outstanding shares of Integral Analytics contributed $5.5 million in revenue and $0.1 million of income from operations.

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

Fiscal Years 2018, 2017 and 2016

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

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT’D

Fiscal Years 2018, 2017 and 2016

The following table summarizes the amounts for the acquired assets recorded at their estimated fair value as of the acquisition date:

Genesys
Current assets (1)	$14,952,000
Non-current assets (2)	36,000
Cash	101,000
Equipment and leasehold improvements, net	117,000
Liabilities	(12,643,000)
Customer relationships	3,260,000
Backlog	1,050,000
Tradename	1,690,000
Non-compete agreements	320,000
Goodwill	6,167,000
Net assets acquired	$15,050,000

(1)	Excluded from current assets is cash
(2)	Excluded from non-current assets are equipment and leasehold improvements, net, customer relationships, backlog, tradename, non-compete agreements and goodwill.

The following unaudited pro forma financial information for the fiscal years ended December 30, 2016 and January 1, 2016 assumes the acquisition of substantially all of the assets of Genesys occurred on January 2, 2015 as follows:

	Year Ended
	December 30,	January 1,
In thousands (except per share data)	2016	2016
Pro forma revenue	$222,914	$167,479

Pro forma income from operations	$12,504	$7,755
Pro forma net income (1)	$8,907	$4,498

Earnings per share:
Basic	$1.08	$0.57
Diluted	$1.04	$0.55

Weighted average shares outstanding:
Basic	8,219	7,834
Diluted	8,565	8,113

(1)	Adjustments to pro forma net income include income from operations, amortization and interest expenses.

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT’D

Fiscal Years 2018, 2017 and 2016

This pro forma supplemental information does not purport to be indicative of what the company’s operating results would have been had these transactions occurred on January 2, 2015 and may not be indicative of future operating results.

Acquisition related costs of $71,000 and $0.2 million are included in other general and administrative expense in the consolidated statements of operations for the fiscal years ended December 30, 2016 and January 1, 2016, respectively. There were no acquisition costs related to Genesys recorded during the fiscal year ended December 28, 2018.

4. GOODWILL AND OTHER INTANGIBLE ASSETS

As of December 28, 2018, the Company had $97.7 million of goodwill, which primarily relates to the Energy reporting segment and the acquisitions within this segment of Lime Energy, NAM, Integral Analytics and Abacus and substantially all of the assets of Genesys and 360 Energy. The remaining goodwill relates to the Engineering and Consulting reporting segment and the acquisition within this segment of Economists LLC.  The changes in the carrying value of goodwill by reporting unit for the fiscal year ended December 28, 2018 were as follows:

	December 30,	Additional	Additions /	December 29,
	2016	Purchase Cost	Adjustments	2017
Reporting Unit:
Energy	$21,198,000	$16,379,000	$(142,000)	$37,435,000
Engineering and Consulting	749,000	—	—	749,000
	$21,947,000	$16,379,000	$(142,000)	$38,184,000

	December 29,	Additional	Additions /	December 28,
	2017	Purchase Cost	Adjustments	2018
Reporting Unit:
Energy	$37,435,000	$59,466,000	$98,000	$96,999,000
Engineering and Consulting	749,000	—	—	749,000
	$38,184,000	$59,466,000	$98,000	$97,748,000

The gross amounts and accumulated amortization of the Company’s acquired identifiable intangible assets with finite useful lives as of December 28, 2018 and December 29, 2017, included in other intangible assets, net in the accompanying consolidated balance sheets, were as follows:

	December 28, 2018		December 29, 2017
	Gross	Accumulated	Gross	Accumulated	Amortization
	Amount	Amortization	Amount	Amortization	Period (yrs)
Backlog	$2,514,000	$2,155,000	$1,398,000	$989,000	5.0
Tradename	10,301,000	3,118,000	3,779,000	2,050,000	2.5 - 6.0
Non-compete agreements	1,420,000	1,042,000	1,331,000	745,000	4.0
Developed technology	12,920,000	944,000	2,760,000	144,000	8.0
In-process research and technology (1)	1,690,000	—	1,650,000	—	10.0
Customer relationships	25,219,000	2,441,000	4,960,000	1,284,000	5.0 - 8.0
	$54,064,000	$9,700,000	$15,878,000	$5,212,000

(1)	In-process research and technology will not be amortized until put into use.

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT’D

Fiscal Years 2018, 2017 and 2016

The Company’s amortization expense for acquired identifiable intangible assets with finite useful lives was $4.5 million for the fiscal year ended December 28, 2018, and $2.4 million and $1.9 million for the fiscal years ended December 29, 2017 and December 30, 2016, respectively.  Estimated amortization expense for acquired identifiable intangible assets for fiscal year 2019 and the succeeding years is as follows:

Fiscal year:
2019	$7,577,000
2020	7,165,000
2021	6,473,000
2022	6,287,000
2023	5,642,000
Thereafter	11,220,000
$44,364,000

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

The Company tests its goodwill at least annually for possible impairment. The Company completes its annual testing of goodwill as of the last day of the first month of its fourth fiscal quarter each year to determine whether there is impairment. In addition to the Company’s annual test, it regularly evaluates whether events and circumstances have occurred that may indicate a potential impairment of goodwill. No impairment was recorded during the three-year period ended December 28, 2018.

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

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT’D

Fiscal Years 2018, 2017 and 2016

The following table sets forth the number of weighted‑average common shares outstanding used to compute basic and diluted EPS:

	Fiscal Year
	2018	2017	2016
Net income	$10,030,000	$12,129,000	$8,299,000
Weighted-average common shares outstanding	9,264,000	8,541,000	8,219,000
Effect of dilutive stock options and restricted stock awards	499,000	614,000	346,000
Weighted-average common shares outstanding-diluted	9,763,000	9,155,000	8,565,000
Earnings per share:
Basic	$1.08	$1.42	$1.01
Diluted	$1.03	$1.32	$0.97

For the fiscal year ended December 28, 2018, 247,800 options were excluded from the calculation of dilutive potential common shares, compared to 114,600 and 322,200 options, for fiscal years 2017 and 2016, respectively. These options were not included in the computation of dilutive potential common shares because the assumed proceeds per share exceeded the average market price per share for the respective periods. Accordingly, the inclusion of these options would have been anti‑dilutive.

6. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following at December 28, 2018 and December 29, 2017:

	December 28,	December 29,
	2018	2017
Billed	$61,788,000	$30,250,000
Unbilled (1)	45,158,000	24,732,000
Contract retentions	6,693,000	8,560,000
Other assets (2)	1,626,000	—
	115,265,000	63,542,000
Allowance for doubtful accounts	(442,000)	(369,000)
	$114,823,000	$63,173,000

(1)	Unbilled portion represents contract assets which is presented separately from accounts receivable on the consolidated balance sheets.
(2)	Other assets represents a portion of receivables greater than one year from the normal course of business presented separately from current assets on the consolidated balance sheets.

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT’D

Fiscal Years 2018, 2017 and 2016

The movements in the allowance for doubtful accounts consisted of the following for fiscal years 2018, 2017 and 2016:

	Fiscal Year
	2018	2017	2016
Balance as of the beginning of the year	$369,000	$785,000	$760,000
(Recovery of) provision for doubtful accounts	470,000	(189,000)	216,000
Write-offs of uncollectible accounts	(397,000)	(227,000)	(191,000)
Balance as of the end of the year	$442,000	$369,000	$785,000

Billed accounts receivable represent amounts billed to clients that have yet to be collected. Unbilled accounts receivable represent revenue recognized but not yet billed pursuant to contract terms or accounts billed after the period end. Substantially all unbilled receivables as of December 28, 2018 and December 29, 2017 are or were expected to be billed and collected within twelve months of such date. Contract retentions represent amounts invoiced to clients where payments have been withheld pending the completion of certain milestones, other contractual conditions or upon the completion of the project. These retention agreements vary from project to project and could be outstanding for several months.

Allowances for doubtful accounts have been determined through specific identification of amounts considered to be uncollectible and potential write‑offs, plus a non‑specific allowance for other amounts for which some potential loss has been determined to be probable based on current and past experience.

As of December 28, 2018, Dormitory Authority-State of New York (“DASNY”) accounted for 21% and Consolidated Edison of New York, Inc. (“Consolidated Edison”) accounted for 9% of outstanding receivables, as compared to DASNY accounting for 20% and Consolidated Edison accounting for 15% of the Company’s outstanding receivables as of December 29, 2017. For the fiscal year 2018, DASNY and Consolidated Edison represented 8% and 19%, respectively, of our consolidated contract revenue.

7. EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consisted of the following at December 28, 2018 and December 29, 2017:

	December 28,	December 29,
	2018	2017
Furniture and fixtures	$3,551,000	$3,011,000
Computer hardware and software	10,874,000	8,355,000
Leasehold improvements	1,419,000	1,121,000
Equipment under capital leases	1,304,000	1,095,000
Automobiles, trucks, and field equipment	2,635,000	2,100,000
	19,783,000	15,682,000
Accumulated depreciation and amortization	(11,785,000)	(10,376,000)
Equipment and leasehold improvements, net	$7,998,000	$5,306,000

Included in accumulated depreciation and amortization is $374,000 and $380,000 of amortization expense related to equipment held under capital leases in fiscal years 2018 and 2017, respectively.

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT’D

Fiscal Years 2018, 2017 and 2016

8. ACCRUED LIABILITIES

Accrued liabilities consisted of the following at December 28, 2018 and December 29, 2017:

	December 28,	December 29,
	2018	2017
Accrued bonuses	$5,273,000	$2,687,000
Accrued interest	127,000	5,000
Paid leave bank	3,512,000	2,533,000
Compensation and payroll taxes	2,544,000	1,859,000
Accrued legal	153,000	103,000
Accrued workers’ compensation insurance	273,000	305,000
Accrued rent	233,000	192,000
Employee withholdings	2,137,000	1,812,000
Client deposits	280,000	92,000
Accrued subcontractor costs	21,446,000	13,103,000
Other	1,423,000	602,000
Total accrued liabilities	$37,401,000	$23,293,000

9. EQUITY PLANS

As of December 28, 2018, the Company had two share‑based compensation plans, which are described below. The Company may no longer grant awards under the 2006 Stock Incentive Plan. The compensation expense that has been recognized for stock options, restricted stock awards and performance-based restricted stock units issued under these plans was $5,813,000, $2,426,000 and $1,239,000 for fiscal years 2018, 2017 and 2016, respectively.

2006 STOCK INCENTIVE PLAN

In June 2006, the Company’s board of directors adopted the 2006 Stock Incentive Plan (“2006 Plan”) and it received stockholder approval. The Company re‑submitted the 2006 Plan to its stockholders for post‑IPO approval at the 2007 annual meeting of the stockholders and it was approved. The 2006 Plan terminated in June 2016 and no additional awards were granted under the 2006 Plan after the Company’s shareholders approved the 2008 Plan (as defined below) in June 2008. The 2006 Plan had 300,000 shares of common stock reserved for issuance to the Company’s directors, executives, officers, employees, consultants and advisors. Approximately 70,333 shares that were available for award grant purposes under the 2006 Plan have become available for grant under the 2008 Plan following shareholder approval of the 2008 Plan. Options granted under the 2006 Plan could be “non‑statutory stock options” which expire no more than 10 years from the date of grant or “incentive stock options” as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). Upon exercise of non‑statutory stock options, the Company is generally entitled to a tax deduction on the exercise of the option for an amount equal to the excess over the exercise price of the fair market value of the shares at the date of exercise. The Company is generally not entitled to any tax deduction on the exercise of an incentive stock option.  As of December 28, 2018, there were no outstanding stock options under the 2006 Plan.

AMENDED AND RESTATED 2008 PERFORMANCE INCENTIVE PLAN

In March 2008, the Company’s board of directors adopted the 2008 Performance Incentive Plan (“2008 Plan”), and it received stockholder approval at the 2008 annual meeting of the stockholders in June 2008. The 2008 Plan will currently terminate on April 17, 2027. The 2008 Plan initially had 450,000 shares of common stock reserved for issuance

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT’D

Fiscal Years 2018, 2017 and 2016

(not counting any shares originally available under the 2006 Plan that “poured over.”) At the 2010, 2012, 2016 and 2017 annual meetings of the stockholders, the stockholders approved 350,000, 500,000,  500,000 and 875,000 share increases, respectively, to the 2008 Plan. The maximum number of shares of the Company’s common stock that may be issued or transferred pursuant to awards under the 2008 Plan can also be increased by any shares subject to stock options granted under the 2006 Plan and outstanding as of June 9, 2008 which expire, or for any reason are cancelled or terminated, after June 9, 2008 without being exercised. The 2008 Plan currently has 53,000 shares of common stock reserved for issuance.  Awards authorized by the 2008 Plan include stock options, stock appreciation rights, restricted stock, stock bonuses, stock units, performance stock, and other share‑based awards. No participant may be granted an option to purchase more than 300,000 shares in any fiscal year. Options generally may not be granted with exercise prices less than fair market value at the date of grant, with vesting provisions and contractual terms determined by the compensation committee of the board of directors on a grant-by-grant basis, subject to the minimum vesting provisions contained in the 2008 Plan. Options granted under the 2008 Plan may be “nonqualified stock options” or “incentive stock options” as defined in Section 422 of the Internal Revenue Code. The maximum term of each option shall be 10 years. Upon exercise of nonqualified stock options, the Company is generally entitled to a tax deduction on the exercise of the option for an amount equal to the excess over the exercise price of the fair market value of the shares at the date of exercise. The Company is generally not entitled to any tax deduction on the exercise of an incentive stock option. For awards other than stock options, the Company is generally entitled to a tax deduction at the time the award holder recognizes income with respect to the award equal to the amount of compensation income recognized by the award holder. Options and other awards provide for accelerated vesting if there is a change in control (as defined in the 2008 Plan) and the outstanding awards are not substituted or assumed in connection with the transaction. Through December 28, 2018, outstanding awards granted, net of forfeitures and exercises, under the 2008 Plan consisted of 535,000 shares of incentive stock options, 700,000 shares of non-statutory stock options, 64,000 shares of restricted stock awards and 280,000 shares of performance-based restricted stock units.

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

	2018			2017			2016
Expected volatility	37%	-	38%	38%	-	41%	39%	-	41%
Expected dividends			0%			0%			0%
Expected term (in years)			6			6			6
Risk-free rate	2.65%	-	2.78%	1.86%	-	2.08%	1.2%	-	1.84%

The Company’s restricted stock awards are valued on the closing price of the Company’s common stock on the date of grant and typically vest over a three-year period.

The Company’s performance-based restricted stock unit awards are valued on the closing price of the Company’s common stock on the date of grant and vest over a four-year performance period. Under the Company’s new performance-based restricted stock unit (“PBRSU”) design, 50% of each award will vest based upon the Company’s EBITDA performance over a four-year performance period (“EBITDA Units”), and the remaining 50% of each award will vest based upon the Company’s earnings per share performance over a four-year performance period (“EPS Units”). The Company must achieve a 10% growth rate for the threshold number of EBITDA Units and EPS Units to vest for any

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT’D

Fiscal Years 2018, 2017 and 2016

performance year, and the target number of EBITDA Units and EPS Units will only vest in any performance year if the Company is able to achieve a 20% growth rate. The Compensation Committee determined to move away from its historical practice of granting only time-based equity awards and introduced the PBRSUs in order to further align the interests of the Company’s executives with those of shareholders by strengthening the relationship between executive pay and the Company’s performance against two critical performance metrics that the Company believes will drive value creation for its shareholders.

Summary of Stock Option Activity

A summary of option activity under the 2006 Plan and 2008 Plan as of December 28, 2018 and changes during the fiscal years ended December 28, 2018, December 29, 2017 and December 30, 2016 is presented below. The intrinsic value of the fully‑vested options is $18,265,000 based on the Company’s closing stock price of $34.98 and the average exercise price of outstanding options on December 28, 2018.

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual
	Options	Price	Term (Years)
Outstanding at December 29, 2017	1,207,000	$14.04	7.02
Granted	158,000	31.54	—
Exercised	(85,000)	7.85	—
Forfeited or expired	(28,000)	5.07	—
Outstanding at December 28, 2018	1,252,000	$16.87	6.62
Vested and expected to vest at December 28, 2018	1,252,000	$16.87	6.62
Exercisable at December 28, 2018	838,000	$12.20	5.58

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual
	Options	Price	Term (Years)
Outstanding at December 30, 2016	1,311,000	$10.15	6.69
Granted	199,000	30.28	—
Exercised	(271,000)	7.02	—
Forfeited or expired	(32,000)	15.65	—
Outstanding at December 29, 2017	1,207,000	$14.04	7.02
Vested and expected to vest at December 29, 2017	1,207,000	$14.04	7.02
Exercisable at December 29, 2017	660,000	$8.84	5.58

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT’D

Fiscal Years 2018, 2017 and 2016

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual
	Options	Price	Term (Years)
Outstanding at January 1, 2016	964,000	$7.22	6.04
Granted	440,000	15.28	—
Exercised	(75,000)	4.41	—
Forfeited or expired	(18,000)	9.81	—
Outstanding at December 30, 2016	1,311,000	$10.15	6.69
Vested and expected to vest at December 30, 2016	1,311,000	$10.15	6.69
Exercisable at December 30, 2016	658,000	$6.21	4.21

A summary of the status of the Company’s nonvested options and changes in nonvested options during the fiscal years ended December 28, 2018, December 29, 2017 and December 30, 2016, is presented below:

		Weighted-
		Average
		Grant-Date
	Options	Fair Value
Nonvested at December 29, 2017	547,000	$6.43
Granted	158,000	12.73
Vested	(263,000)	7.29
Forfeited	(28,000)	5.07
Nonvested at December 28, 2018	414,000	8.69

		Weighted-
		Average
		Grant-Date
	Options	Fair Value
Nonvested at December 30, 2016	653,000	$4.75
Granted	199,000	12.23
Vested	(273,000)	6.68
Forfeited	(32,000)	15.65
Nonvested at December 29, 2017	547,000	6.43

		Weighted-
		Average
		Grant-Date
	Options	Fair Value
Nonvested at January 1, 2016	340,000	$3.77
Granted	440,000	6.15
Vested	(109,000)	7.82
Forfeited	(18,000)	9.81
Nonvested at December 30, 2016	653,000	4.75

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT’D

Fiscal Years 2018, 2017 and 2016

Summary of Restricted Stock Activity

A summary of restricted stock activity under the 2008 Plan as of December 28, 2018 and changes during the fiscal years ended December 28, 2018 and December 29, 2017, is presented below.

		Weighted-
		Average
	Restricted Stock	Grant Date Fair Value
Outstanding at December 29, 2017	87,000	$17.67
Awarded	22,000	28.17
Vested	(45,000)	16.09
Forfeited	—	—
Outstanding at December 28, 2018	64,000	$22.28

Outstanding at December 30, 2016	99,000	$11.37
Awarded	28,000	31.53
Vested	(40,000)	33.02
Forfeited	—	—
Outstanding at December 29, 2017	87,000	$17.67

Outstanding at January 1, 2016	38,000	$11.66
Awarded	82,000	10.89
Vested	(21,000)	9.89
Forfeited	—	—
Outstanding at December 30, 2016	99,000	$11.37

Summary of Performance-Based Restricted Stock Unit Activity

A summary of performance-based restricted stock unit activity under the 2008 Plan as of December 28, 2018 and changes during the fiscal year ended December 28, 2018.

	Performance-Based	Weighted-Average
	Restricted Stock Unit	Grant Date Fair Value
Outstanding at December 29, 2017	—	$—
Awarded	280,000	21.94
Vested	—	—
Forfeited	—	—
Outstanding at December 28, 2018	280,000	$22.28

The total unrecognized compensation expense related to nonvested stock options was $3,598,000, $3,514,000 and $3,101,000 for the fiscal years ended December 28, 2018, December 29, 2017 and December 30, 2016, respectively. The total unrecognized compensation expense related to restricted stock awards was $1,012,000, $1,162,000 and $874,000 for the fiscal years ended December 28, 2018, December 29, 2017 and December 30, 2016, respectively. The total unrecognized compensation expense related to performance-based restricted stock units was $12,254,000 for the fiscal year ended December 28, 2018. That expense is expected to be recognized over a weighted-average period of 1.23 years. There were no options granted that were immediately vested during the fiscal years ended December 28, 2018, December 29, 2017 and December 30, 2016.

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT’D

Fiscal Years 2018, 2017 and 2016

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

The plan has semi‑annual periods beginning on each January 1 and ending on each June 30 and beginning on each July 1 and ending on each December 31. The first offering period commenced on February 10, 2007 and ended on June 30, 2007. Participants make contributions under the plan only by means of payroll deductions each payroll period. The rate of payroll contributions elected by a Participant may not be less than one percent (1%) nor more than ten percent (10%) of the Participant’s Earnings for each payroll period, and only whole percentages may be elected. The accumulated contributions are applied to the purchase of shares. Shares are purchased under the plan on or as soon as practicable after, the last day of the offering period. The purchase price per share equals 85% of the fair market value of a share on the lesser price of the share on the first day or last day of the offering period.

The Company’s Amended and Restated 2006 Employee Stock Purchase Plan is a compensatory plan. As of December 28, 2018, there were 740,000 shares available for issuance under the plan.

10. DEBT OBLIGATIONS

Debt obligations, excluding obligations under capital leases (see Note 11 “—Commitments—Leases” below), consist of the following:

	December 28,	December 29,
	2018	2017
Outstanding borrowings on revolving credit facility	$—	$2,500,000
Outstanding borrowings on delayed draw term loan	70,000,000	—
Notes payable for insurance, 11 month term, bearing interest at 4.3%, payable in monthly principal and interest installments of $92,296 through October 2019.	1,500,000	—
Notes payable for IBM Software, 36 month term, bearing interest at 4.656% payable in monthly principal and interest installments of $6,315 through November 2021.	211,000	—
Deferred purchase price for the acquisition of substantially all of the assets of Genesys, bearing interest at 0.650%, payable in monthly principal and interest installments of $191,667 through March 2018.	—	383,000
Total debt obligations	71,711,000	2,883,000
Less current portion	8,572,000	383,000
Debt obligations, less current portion	$63,139,000	$2,500,000

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT’D

Fiscal Years 2018, 2017 and 2016

The following table summarizes the combined principal installments for the Company’s debt obligations, excluding capital leases, over the next five years and beyond, as of December 28, 2018:

Fiscal Year:
2019	8,572,000
2020	7,071,000
2021	7,068,000
2022	7,000,000
Thereafter	42,000,000
$71,711,000

New Credit Facilities

In connection with the acquisition of Lime Energy, the Company entered into a new credit agreement on October 1, 2018 (the “Credit Agreement”) with a syndicate of financial institutions as lenders, and BMO Harris Bank, N.A., as administrative agent. The Credit Agreement initially provided for up to a $90.0 million delayed draw term loan facility (the “Delayed Draw Term Loan Facility”) and a $30.0 million revolving credit facility (collectively, the “New Credit Facilities”), each maturing on October 1, 2023. On October 10, 2018, as a result of the Company’s completed equity offering, the amount available for borrowing under the Delayed Draw Term Loan Facility was reduced to $70.0 million. On November 9, 2018, in connection with the closing of the acquisition of Lime Energy, the Company borrowed $70.0 million under the Delayed Draw Term Loan Facility. The proceeds of such borrowing were used to pay part of the consideration owed in connection with the acquisition along with related fees and expenses. The Credit Agreement replaced the Company’s prior $35.0 million revolving line of credit with BMO Harris Bank, N.A.

The New Credit Facilities bear interest at a rate equal to either, at the Company’s option, (i) the highest of the prime rate, the Federal Funds Rate plus 0.50% or one-month LIBOR plus 1.00% (“Base Rate”) or (ii) LIBOR, in each case plus an applicable margin ranging from 0.25% to 3.00% with respect to Base Rate borrowings and 1.25% to 4.00% with respect to LIBOR borrowings. The applicable margin is based upon the Company’s consolidated total leverage ratio. The Company will also pay a commitment fee for the unused portion of the revolving credit facility, which ranges from 0.20% to 0.40% per annum depending on the Company’s consolidated total leverage ratio, and fees on the face amount of any letters of credit outstanding under the revolving credit facility, which range from 0.94% to 4.00% per annum, in each case, depending on whether such letter of credit is a performance or financial letter of credit and the Company’s consolidated total leverage ratio. The Delayed Draw Term Loan Facility will amortize quarterly in an amount equal to 10% annually, with a final payment of all then remaining principal due on the maturity date on October 1, 2023.

Willdan Group, Inc. is the borrower under the Credit Agreement and its obligations under the Credit Agreement are guaranteed by its present and future domestic subsidiaries (other than inactive subsidiaries), including Lime Energy and its subsidiaries (other than inactive subsidiaries). In addition, subject to certain exceptions, all such obligations are secured by substantially all of the assets of Willdan Group, Inc. and the subsidiary guarantors, including Lime Energy and its subsidiaries (other than inactive subsidiaries).

The Credit Agreement requires compliance with financial covenants, including a maximum total leverage ratio and a minimum fixed charge coverage ratio. The Credit Agreement also contains customary restrictive covenants including (i) restrictions on the incurrence of additional indebtedness and additional liens on property, (ii) restrictions on permitted acquisitions and other investments and (iii) limitations on asset sales, mergers and acquisitions. Further, the Credit Agreement limits the Company’s payment of future dividends and distributions and share repurchases by the Company. Subject to certain exceptions, the New Credit Facilities are also subject to mandatory prepayment from (a)

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT’D

Fiscal Years 2018, 2017 and 2016

any issuances of debt or equity securities, (b) any sale or disposition of assets, (c) insurance and condemnation proceeds (d) representation and warranty insurance proceeds related to the Merger Agreement and (e) excess cash flow. The Credit Agreement includes customary events of default.

As of March 8, 2019, $70.0 million was outstanding under the Delayed Draw Term Loan and $2.7 million in letters of credit were issued.

The Company believes that, as of December 28, 2018, it was in compliance with all covenants contained in the Credit Agreement.

Prior Credit Facility

On January 20, 2017, the Company and each of its subsidiaries, as guarantors, entered into an Amended and Restated Credit Agreement (the “Prior Credit Agreement”) with BMO, as lender. The Credit Agreement amended and extended the Company’s prior Credit Agreement.    The Prior Credit Agreement provided for a $35.0 million revolving line of credit, including a $10.0 million standby letter of credit sub-facility, and matures on January 20, 2020. Borrowings under the Prior Credit Agreement bore interest at a rate equal to either, at the Company’s option, (i) the highest of the prime rate, the Federal Funds Rate plus 0.5% or one-month London Interbank Offered Rate (“LIBOR”) plus 1% (the “Base Rate”) or (ii) LIBOR, in each case plus an applicable margin ranging from 0.25% to 1.00% with respect to Base Rate borrowings and 1.25% to 2.00% with respect to LIBOR borrowings. The applicable margin was based upon the consolidated leverage ratio of the Company. The Company was also required to pay a commitment fee for the unused portion of the revolving line of credit, which ranged from 0.20% to 0.35% per annum, and fees on any letters of credit drawn under the facility, which ranged from 0.94% to 1.50%, in each case, depending on the Company’s consolidated leverage ratio.

Borrowings under the revolving line of credit were guaranteed by all of the Company’s direct and indirect subsidiaries and secured by substantially all of the Company’s and the Guarantors’ assets. On October 1, 2018, in connection with the Company entering into the Credit Agreement, the Prior Credit Agreement was terminated.

Deferred Purchase Price

The Asset Purchase and Merger Agreement for the acquisition of substantially all of the assets of Genesys dated March 4, 2016, included deferred payments to Messrs. Braun and Mineo in the amount of $2.3 million (“Deferred Payments”), each.  The Deferred Payments are to be paid in twenty-four (24) equal monthly installments in the amount of $95,834, inclusive of interest at the rate of 0.65% per annum.  Payments commenced April 4, 2016 and concluded March 4, 2018.  From issuance through December 28, 2018, the Company made payments of $4.6 million inclusive of interest and as of December 28, 2018, there were no outstanding balances for either Messrs. Braun or Mineo.

Insurance Premiums

The Company has also financed, from time to time, insurance premiums by entering into unsecured notes payable with insurance companies. During the Company’s annual insurance renewals in the fourth quarter of its fiscal year ended December 28, 2018, the Company elected to finance its insurance premiums for the upcoming fiscal year. Included in the Company’s insurance renewal terms are individual stop loss amount of $100,000 and an aggregate of 125%.  The unpaid balance of the financed premiums totaled $1.5 million and $0 for fiscal years ended December 28, 2018 and December 29, 2017, respectively.

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT’D

Fiscal Years 2018, 2017 and 2016

11. COMMITMENTS

Leases

The Company is obligated under capital leases for certain furniture and office equipment that expire at various dates through 2021.

The Company also leases certain office facilities under non‑cancelable operating leases that expire at various dates through 2025.

Future minimum rental payments under capital and non‑cancelable operating leases are summarized as follows:

	Capital	Operating
Fiscal year:
2019	$335,000	4,442,000
2020	204,000	2,882,000
2021	26,000	2,036,000
2022	—	1,565,000
2023	—	668,000
2023	—	996,000
Total future minimum lease payments	565,000	$12,589,000
Amount representing interest (at rates ranging from 3.25% to 3.75%)	(21,000)
Present value of net minimum lease payments under capital leases	544,000
Less current portion	320,000
	$224,000

Rent expense and related charges for common area maintenance for all facility operating leases for fiscal years 2018, 2017 and 2016 was approximately $4,486,000, $3,624,000 and $3,215,000, respectively.

Employee Benefit Plans

The Company has a qualified profit sharing plan pursuant to Code Section 401(a) and qualified cash or deferred arrangement pursuant to Code Section 401(k) covering all employees. Employees may elect to contribute up to 50% of their compensation limited to the amount allowed by tax laws. Company contributions are made solely at the discretion of the Company’s board of directors.

The Company also had a defined contribution plan (the “Plan”) covering employees who have completed three months of service and who have attained 21 years of age. The Company elected to make matching contributions equal to 50% of the participants’ contributions to the Plan up to 6% of the individual participant’s compensation. Under the defined contribution plan, the Company may make discretionary matching contributions to employee accounts.

The Company made matching contributions of approximately $1,120,000, $1,021,000 and $900,000 during fiscal years 2018, 2017 and 2016, respectively.

The Company has a discretionary bonus plan for regional managers, division managers and others as determined by the chief executive officer or Company president. Bonuses are awarded if certain financial goals are achieved. The financial goals are not stated in the plan; rather they are judgmentally determined each year. In addition, the board of directors may declare discretionary bonuses to key employees and all employees are eligible for bonuses for

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT’D

Fiscal Years 2018, 2017 and 2016

outstanding performance. The Company’s compensation committee of the board of directors determines the compensation of the president and chief executive officer and other executive officers. Bonus expense for fiscal years 2018, 2017 and 2016 totaled approximately $5,094,000, $3,535,000 and $2,709,000, respectively, of which approximately $4,089,000 and $2,687,000 are included in accrued liabilities at December 28, 2018 and December 29, 2017, respectively.

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

Included in accrued liabilities in the accompanying consolidated balance sheets related to this obligation is the present value of expected payments for health insurance coverage, $122,000 as of December 28, 2018 and $93,000 as of December 29, 2017.

12. INCOME TAXES

The provision for income taxes is comprised of:

	Fiscal Year
	2018	2017	2016
Current federal taxes	$3,632,000	$635,000	$1,441,000
Current state taxes	1,389,000	306,000	402,000
Deferred federal taxes	(2,539,000)	431,000	900,000
Deferred state taxes	(351,000)	190,000	325,000
	$2,131,000	$1,562,000	$3,068,000

The provision for income taxes reconciles to the amounts computed by applying the statutory federal tax rate of 21% for fiscal year 2018 and 34% for fiscal years 2017 and 2016 to the Company’s income before income taxes. The sources and tax effects of the differences for fiscal years 2018, 2017 and 2016 are as follows:

	2018	2017	2016
Computed “expected” federal income tax expense	$2,554,000	$4,655,000	$3,865,000
Permanent differences	77,000	(61,000)	86,000
Stock options and disqualifying dispositions	(354,000)	(1,629,000)	(232,000)
Tax Act - federal rate change	—	(1,277,000)	—
Energy efficient building deduction	(919,000)	—	(912,000)
Current and deferred state income tax expense, net of federal benefit	815,000	287,000	481,000
Change in valuation allowances on deferred tax assets	—	15,000	(1,000)
Federal deferred tax adjustments	220,000	(441,000)	—
Adjustment for uncertain tax positions	61,000	363,000	—
Research and development tax credit	(313,000)	(188,000)	—
Adjustment to prior earn-out liability	(198,000)	—	—
Non-deductible transaction expenses	203,000	—	—
Other	(15,000)	(162,000)	(219,000)
	$2,131,000	$1,562,000	$3,068,000

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT’D

Fiscal Years 2018, 2017 and 2016

Differences between the Company’s effective income tax rate and what would be expected if the federal statutory rate was applied to income before income tax from continuing operations are primarily due to state income tax expense, energy efficient building deductions, stock options and disqualifying dispositions.  On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law, which, among other items, lowered the U.S. corporate tax rate from 35% to 21%, effective January 1, 2018. As a result of the Tax Act, the Company recorded a one-time decrease in deferred tax expense of $1.3 million for the fiscal quarter ended December 29, 2017 to account for the remeasurement of the Company’s deferred tax assets and liabilities on the enactment date.

Shortly after the Tax Act was enacted, the Securities and Exchange Commission issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) to address the application of generally accepted accounting principles in the United States of America, or GAAP, and directing taxpayers to consider the impact of the Tax Act as “provisional” when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for the change in tax law.  In accordance with SAB 118, the Company recognized the provisional tax impacts during fiscal year 2017.  As of December 28, 2018, the Company’s accounting for the Tax Act is complete. An adjustment of $0.2 million additional deferred tax expense was recorded due to the corporate tax rate change impact on adjustments to temporary differences that were estimated at the time of the tax provision and finalized for the tax return.

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets and liabilities are as follows:

	December 28,	December 29,
	2018	2017
Deferred tax assets:
Accounts receivable allowance	$122,000	$104,000
Other accrued liabilities	2,714,000	1,413,000
Federal and state net operating losses	20,569,000	191,000
Intangible assets	—	2,466,000
Stock compensation	2,167,000	—
Adjustments to fair value of assets	733,000	—
Other	173,000	1,126,000
	26,478,000	5,300,000
Valuation allowance	(86,000)	(87,000)
Net deferred tax assets	$26,392,000	$5,213,000
Deferred tax liabilities:
Deferred revenue	$(5,702,000)	$(6,935,000)
Fixed assets	(116,000)	(463,000)
Intangible assets	(8,041,000)	—
Other	(212,000)	(278,000)
	(14,071,000)	(7,676,000)
Net deferred tax liability	$12,321,000	$(2,463,000)

At December 28, 2018, the Company had federal and state operating loss carryovers of $83.7 million and $51.2 million, respectively. The carryovers expire through 2036.

During each fiscal year, management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize existing deferred tax assets. For fiscal years 2018 and 2017, the Company ultimately determined that it was more-likely-than-not that the entire California net operating loss will not

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT’D

Fiscal Years 2018, 2017 and 2016

be utilized prior to expiration.  Significant pieces of objective evidence evaluated included the Company’s history of utilization of California net operating losses in prior years for each of the Company’s subsidiaries, as well as the Company’s forecasted amount of net operating loss utilization for certain members of the combined group.  As a result, we recorded a valuation allowance in the amount of $86,000 and $87,000 at the end of fiscal year 2018 and 2017, respectively, related to California net operating losses.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which amends the current stock compensation guidance. The amendments simplify the accounting for the taxes related to stock-based compensation, including adjustments to how excess tax benefits and a company's payments for tax withholdings should be classified. The standard is effective for fiscal periods beginning after December 15, 2016, with early adoption permitted. The Company has elected to early adopt ASU 2016-09 on a prospective basis, which resulted in a decrease to tax expense of approximately $0.3 million and $1.6 million for the fiscal years ended December 28, 2018 and December 29, 2017, respectively.

During the fiscal year ending December 28, 2018, the Company increased their recorded liability for uncertain tax positions from fiscal year end 2017 to be $424,000. This increase is a result of the recognition of interest and penalties related to unrecognized tax benefits in income tax expense. The Company may be subject to examination by the Internal Revenue Service (“IRS”) for calendar years 2015 through 2018. However, the company is currently under examination by the IRS for the 2016 tax year.  The Company is unable to determine the outcome of this audit at this time.  The Company may also be subject to examination on certain state and local jurisdictions for the years 2014 through 2018.

The Company's policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense.  Following is reconciliation of beginning and ending amounts of unrecognized tax benefits:

Amount
Balance as of December 29, 2017	$363,000
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	61,000
Reductions for tax positions related to the current year	—
Reduction for tax positions of prior years	—
Balance as of December 28, 2018	$424,000

During the year ended December 28, 2018, the Internal Revenue Service continued its audit of the Company’s tax return for the fiscal year ended December 30, 2016. The Company has not determined the impact of this examination due to the audit process having not been completed.

13. SEGMENT INFORMATION

During the three months ended March 30, 2018, the Company revised its segment reporting to conform to changes in its internal management reporting.  As a result, beginning with the three months ended March 30, 2018, the Company’s two segments are Energy and Engineering and Consulting, and the Company’s chief operating decision maker, which continues to be its chief executive officer, receives and reviews financial information in this format.  Accordingly, segment information has been revised for comparison purposes for all periods presented in the accompanying consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT’D

Fiscal Years 2018, 2017 and 2016

The Company’s principal segment, Energy, which consists of the business of the Company’s subsidiary, WES, remains unchanged.  WES provides energy and sustainability consulting services to utilities, public agencies, municipalities, private industry and non-profit organizations. The Engineering and Consulting segment includes the operation of the Company’s remaining subsidiaries, Willdan Engineering, Willdan Infrastructure, Public Agency Resources, Willdan Financial Services and Willdan Homeland Solutions. The Engineering and Consulting segment combines the Company’s previous Engineering Services segment, Public Finance Services segment and Homeland Security Services segment.  The former Public Finance Services segment and former Homeland Security Services segment represent an insignificant portion of the Engineering and Consulting segment.  The Engineering and Consulting segment offers a broad range of engineering and planning services to the Company’s public and private sector clients, expertise and support for the various financing techniques employed by public agencies to finance their operations and infrastructure, along with the mandated reporting and other requirements associated with these financings, and national preparedness, homeland security consulting, public safety and emergency response services to cities, related municipal service agencies and other entities.

The accounting policies applied to determine the segment information are the same as those described in the summary of significant accounting policies. There were no intersegment sales in any of the three fiscal years ended December 28, 2018. The Company’s chief operating decision maker evaluates the performance of each segment based upon income or loss from operations before income taxes. Certain segment asset information including expenditures for long‑lived assets has not been presented as it is not reported to or reviewed by the chief operating decision maker. In addition, enterprise‑wide service line contract revenue is not included as it is impracticable to report this information for each group of similar services.

Financial information with respect to the reportable segments and reconciliation to the amounts reported in the Company’s consolidated financial statements follows:

		Engineering	Unallocated		Consolidated
	Energy	& Consulting	Corporate	Intersegment	Total
Fiscal Year 2018
Contract revenue	$196,833,000	$75,419,000	$—	$—	$272,252,000
Depreciation and amortization	5,274,000	786,000	—	—	6,060,000
Interest expense	312,000	388,000	—	—	700,000
Segment profit (loss) before income tax expense	8,959,000	7,589,000	(4,387,000)	—	12,161,000
Income tax (benefit) expense	1,570,000	1,330,000	(769,000)	—	2,131,000
Net income (loss)	7,390,000	6,259,000	(3,619,000)	—	10,030,000
Segment assets(1)	252,124,000	20,402,000	52,440,000	(23,130,000)	301,836,000
Fiscal Year 2017
Contract revenue	$199,609,000	$73,743,000	$—	$—	$273,352,000
Depreciation and amortization	3,145,000	804,000	—	—	3,949,000
Interest expense	(90,000)	(21,000)	—	—	(111,000)
Segment profit (loss) before income tax expense	5,589,000	9,054,000	(952,000)	—	13,691,000
Income tax (benefit) expense	638,000	1,033,000	(109,000)	—	1,562,000
Net income (loss)	4,951,000	8,021,000	(843,000)	—	12,129,000
Segment assets(1)	65,872,000	20,774,000	74,656,000	(23,130,000)	138,172,000
Fiscal Year 2016
Contract revenue	$141,888,000	$67,053,000	$—	$—	$208,941,000
Depreciation and amortization	2,511,000	693,000	—	—	3,204,000
Interest expense	(163,000)	(16,000)	—	—	(179,000)
Segment profit before income tax expense	5,895,000	6,887,000	(1,415,000)	—	11,367,000
Income tax expense (benefit)	1,591,000	1,859,000	(382,000)	—	3,068,000
Net income	4,304,000	5,028,000	(1,033,000)	—	8,299,000
Segment assets(1)	63,140,000	20,100,000	48,237,000	(23,130,000)	108,347,000

(1)	Segment assets are presented net of intercompany receivables.

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT’D

Fiscal Years 2018, 2017 and 2016

The following sets forth the assets that are included in Unallocated Corporate as of December 28, 2018 and December 29, 2017.

	2018	2017
Assets:
Cash and cash equivalents	$14,863,000	$47,654,000
Accounts Receivable, net	(1,826,000)	(1,046,000)
Prepaid expenses	1,606,000	1,285,000
Intercompany receivables	135,507,000	131,667,000
Goodwill	2,000	2,000
Other receivables	201,000	1,687,000
Equipment and leasehold improvements, net	1,180,000	1,504,000
Investments in subsidiaries	23,130,000	23,130,000
Other	963,000	438,000
Deferred income taxes	12,321,000	—
	$187,947,000	$206,321,000

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

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONT’D

Fiscal Years 2018, 2017 and 2016

15. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The tables below reflect selected quarterly information for the fiscal years ended December 28, 2018 and December 29, 2017.

	Fiscal Three Months Ended
	March 30,	June 29,	September 28,	December 28,
	2018	2018	2018	2018
	(in thousands except per share amounts)
Contract revenue	$54,595	$59,833	$71,386	$86,438
Income from operations	1,974	4,205	4,913	1,679
Income tax (benefit) expense	(242)	869	1,597	(93)
Net income	2,203	3,315	3,311	1,201
Earnings per share:
Basic	$0.25	$0.38	$0.37	$0.11
Diluted	$0.24	$0.36	$0.35	$0.11
Weighted-average shares outstanding:
Basic	8,753	8,796	8,844	10,662
Diluted	9,185	9,288	9,343	11,217

	Fiscal Three Months Ended
	March 31,	June 30,	September 29,	December 29,
	2017	2017	2017	2017
	(in thousands except per share amounts)
Contract revenue	$68,351	$71,833	$69,007	$64,161
Income from operations	1,964	4,563	4,183	2,994
Income tax expense	(673)	1,220	1,292	(277)
Net income	2,641	3,312	2,886	3,290
Earnings per share:
Basic	$0.32	$0.38	$0.33	$0.38
Diluted	$0.30	$0.36	$0.31	$0.36
Weighted-average shares outstanding:
Basic	8,281	8,603	8,730	8,689
Diluted	8,854	9,136	9,248	9,231

16.  SUBSEQUENT EVENTS

On January 31, 2019, we entered into an interest swap agreement for $35 million notional amount. The interest swap agreement was designated as a cash flow hedge to fix the variable interest rate on a portion of the borrowings under our Delayed Draw Term Loan Facility. The interest swap fixed rate is 2.47% and the amortization is quarterly in an amount equal to 10% annually. The interest swap agreement expires on January 31, 2022.

Subsequent events were evaluated through to the filing date of March 8, 2019.