Form 10-Q
period 2019-03-29
Willdan Group, Inc.
filed 2019-05-06
CIK 1370450

scenario

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2019

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

Not Applicable

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report).

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	WLDN	The Nasdaq Stock Market LLC (Nasdaq Global Select Market)

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

As of May 5, 2019, there were 11,126,933 shares of common stock, $0.01 par value per share, of Willdan Group, Inc. issued and outstanding.

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
•

our ability to win new contracts, to renew existing contracts (including with our three primary customers and the two primary customers of Lime Energy Co. (“Lime Energy”) and to compete effectively for contracts awarded through bidding processes,

•	our ability to successfully integrate our acquisitions, including our acquisition of Lime Energy and execute on our growth strategy, and
•	our ability to obtain financing and to refinance our outstanding debt as it matures.

The above is not a complete list of factors or events that could cause actual results to differ from our expectations, and we cannot predict all of them. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements and risk factors disclosed in this 10-Q and under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 28, 2018, as such disclosures may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange Commission, including subsequent Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and public communications. You should evaluate all forward-looking statements made in this 10-Q and otherwise in the context of these risks and uncertainties.

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 29,	December 28,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$11,061,000	$15,259,000
Accounts receivable, net of allowance for doubtful accounts of $457,000 and $442,000 at March 29, 2019 and December 28, 2018, respectively	44,959,000	61,346,000
Contract assets	58,050,000	51,851,000
Other receivables	2,589,000	1,893,000
Prepaid expenses and other current assets	4,929,000	5,745,000
Total current assets	121,588,000	136,094,000
Equipment and leasehold improvements, net	9,573,000	7,998,000
Goodwill	110,509,000	97,748,000
Right-of-use assets	12,564,000	—
Other intangible assets, net	50,227,000	44,364,000
Other assets	3,651,000	3,311,000
Deferred income taxes, net	12,252,000	12,321,000
Total assets	$320,364,000	$301,836,000
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$36,763,000	$36,829,000
Accrued liabilities	32,615,000	37,401,000
Contingent consideration payable	1,906,000	3,113,000
Contract liabilities	4,831,000	5,075,000
Notes payable	8,100,000	8,572,000
Finance lease obligations	435,000	320,000
Lease liability	4,139,000	—
Total current liabilities	88,789,000	91,310,000
Contingent consideration payable	1,729,000	1,616,000
Notes payable	75,389,000	63,139,000
Finance lease obligations, less current portion	282,000	224,000
Lease liability, less current portion	9,452,000	—
Deferred lease obligations	—	724,000
Other noncurrent liabilities	729,000	534,000
Total liabilities	176,370,000	157,547,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized; 11,126,000 and 10,968,000 shares issued and outstanding at March 29, 2019 and December 28, 2018, respectively	111,000	110,000
Additional paid-in capital	114,348,000	114,008,000
Accumulated other comprehensive loss	(219,000)	—
Retained earnings	29,754,000	30,171,000
Total stockholders’ equity	143,994,000	144,289,000
Total liabilities and stockholders’ equity	$320,364,000	$301,836,000

See accompanying notes to the unaudited condensed consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	Three Months Ended
	March 29,	March 30,
	2019	2018

Contract revenue	$91,793,000	$54,595,000

Direct costs of contract revenue (inclusive of directly related depreciation and amortization):
Salaries and wages	14,910,000	10,998,000
Subcontractor services and other direct costs	50,948,000	24,069,000
Total direct costs of contract revenue	65,858,000	35,067,000

General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	15,744,000	10,025,000
Facilities and facility related	1,772,000	1,209,000
Stock-based compensation	1,817,000	1,064,000
Depreciation and amortization	2,654,000	1,064,000
Other	4,182,000	4,192,000
Total general and administrative expenses	26,169,000	17,554,000
(Loss) income from operations	(234,000)	1,974,000

Other (expense) income:
Interest expense, net	(1,121,000)	(23,000)
Other, net	11,000	10,000
Total other expense, net	(1,110,000)	(13,000)
(Loss) income before income taxes	(1,344,000)	1,961,000

Income tax benefit	(927,000)	(242,000)
Net (loss) income	$(417,000)	$2,203,000

Other comprehensive income
Loss on cash flow hedge valuations	$(219,000)	$—
Comprehensive (loss) income	$(636,000)	$2,203,000

(Loss) earnings per share:
Basic	$(0.04)	$0.25
Diluted	$(0.04)	$0.24

Weighted-average shares outstanding:
Basic	10,974,000	8,753,000
Diluted	10,974,000	9,185,000

See accompanying notes to the unaudited condensed consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional	Accumulated
	Common Stock		Paid-in	Other Comprehensive
	Shares	Amount	Capital	Loss/Gain	Retained Earnings	Total
Balances at December 29, 2017	8,799,000	$88,000	$50,976,000	$—	$20,141,000	$71,205,000
Shares of common stock issued in connection with employee stock purchase plan	30,000	—	616,000	—	—	616,000
Shares of common stock issued in connection with incentive stock plan	32,000	1,000	278,000	—	—	279,000
Stock-based compensation expense	—	—	1,064,000	—	—	1,064,000
Net income	—	—	—	—	2,203,000	2,203,000
Balance at March 30, 2018	8,861,000	$89,000	$52,934,000	$—	$22,344,000	$75,367,000

			Additional	Accumulated
	Common Stock		Paid-in	Other Comprehensive
	Shares	Amount	Capital	Loss/Gain	Retained Earnings	Total
Balance at December 28, 2018	10,968,000	$110,000	$114,008,000	$—	$30,171,000	$144,289,000
Shares of common stock issued in connection with employee stock purchase plan	28,000	—	749,000	—	—	749,000
Shares of common stock issued in connection with incentive stock plan	21,000	—	291,000	—	—	291,000
Unregistered sales of equity securities and use of proceeds	(66,000)	(1,000)	(2,515,000)	—	—	(2,516,000)
Issuance of restricted stock award and units	175,000	2,000	(2,000)	—	—	—
Stock-based compensation expense	—	—	1,817,000	—	—	1,817,000
Net loss	—	—	—	—	(417,000)	(417,000)
Loss on cash flow hedge valuations	—	—	—	(219,000)	—	(219,000)
Balance at March 29, 2019	11,126,000	$111,000	$114,348,000	$(219,000)	$29,754,000	$143,994,000

See accompanying notes to the unaudited condensed consolidated financial statements

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 29,	March 30,
	2019	2018
Cash flows from operating activities:
Net (loss) income	$(417,000)	$2,203,000
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,739,000	1,101,000
Deferred income taxes, net	69,000	(126,000)
Gain on sale/disposal of equipment	(25,000)	—
Provision for doubtful accounts	27,000	96,000
Stock-based compensation	1,817,000	1,064,000
Accretion and fair value adjustments of contingent consideration	111,000	338,000
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts receivable	18,043,000	17,747,000
Contract assets	(5,765,000)	(16,796,000)
Other receivables	(696,000)	(152,000)
Prepaid expenses and other current assets	918,000	495,000
Other assets	(315,000)	(98,000)
Accounts payable	(127,000)	(5,206,000)
Accrued liabilities	(5,799,000)	(6,592,000)
Contract liabilities	(396,000)	(863,000)
Deferred lease obligations	—	62,000
Right-of-use assets	303,000	—
Net cash provided by (used in) operating activities	10,487,000	(6,727,000)
Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(1,929,000)	(144,000)
Proceeds from sale of equipment	35,000	—
Cash paid for acquisitions, net of cash acquired	(21,800,000)	—
Net cash used in investing activities	(23,694,000)	(144,000)
Cash flows from financing activities:
Payments on contingent consideration	(1,205,000)	(2,622,000)
Payments on notes payable	(472,000)	(383,000)
Borrowings under term loan facility and line of credit	14,000,000	—
Repayments under term loan facility and line of credit	(1,750,000)	—
Principal payments on finance leases	(88,000)	(90,000)
Proceeds from stock option exercise	291,000	279,000
Proceeds from sales of common stock under employee stock purchase plan	749,000	616,000
Unregistered sales of equity securities and use of proceeds	(2,516,000)	—
Net cash provided by (used in) financing activities	9,009,000	(2,200,000)
Net decrease in cash and cash equivalents	(4,198,000)	(9,071,000)
Cash and cash equivalents at beginning of period	15,259,000	14,424,000
Cash and cash equivalents at end of period	$11,061,000	$5,353,000
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$965,000	$23,000
Income taxes	—	36,000
Supplemental disclosures of noncash investing and financing activities:
Other working capital adjustment	579,000	—
Loss on cash flow hedge valuations	(219,000)	—
Equipment acquired under finance leases	261,000	162,000

See accompanying notes to the unaudited condensed consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 29, 2019
(Unaudited)

1.           BASIS OF PRESENTATION, ORGANIZATION AND OPERATIONS OF THE COMPANY

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and reflect all adjustments, which consist of only normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the consolidated results for the interim periods presented. The Company operates and reports its quarterly financial results based on the 13-week period ending on the Friday closest to March 31, June 30 and September 30 and the 13 or 14-week period ending on the Friday closest to December 31, as applicable, with consideration of business days. Results for the interim periods are not necessarily indicative of results for the full year. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2018.

The condensed consolidated statement of stockholders' equity includes unregistered sales of equity securities and use of proceeds. This amount is presented as a reduction of additional paid-in capital as we are repurchasing shares of our common stock from employees to satisfy tax withholding obligations incurred in connection with the vesting of restricted stock.

Nature of Business

Willdan Group, Inc. and subsidiaries (the “Company”) is a provider of professional technical and consulting services to utilities, private industry, and public agencies at all levels of government. The Company enables its clients to realize cost and energy savings by providing a wide range of specialized services without having to incur and maintain the overhead necessary to develop staffing in-house. Such services include energy and sustainability, engineering, construction management and planning, economic and financial consulting and national preparedness and interoperability. The Company operates its business through a nationwide network of offices spread across 24 states and the District of Columbia.  Its clients primarily consist of public and governmental agencies, including cities, counties, public utilities, redevelopment agencies, water districts, school districts and universities, state agencies, federal agencies, a variety of other special districts and agencies, private utilities and industry and tribal governments.  The Company’s business with public and private utilities is concentrated primarily in California, New York and North Carolina and its business with public agencies is concentrated in California, New York and Arizona.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Willdan Group, Inc. (“WGI”) and its wholly-owned subsidiaries, Willdan Energy Solutions (“WES”), Willdan Engineering, Willdan Infrastructure, Public Agency Resources, Willdan Financial Services and Willdan Homeland Solutions and their respective subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

As of March 29, 2019, the Company had one VIE—Genesys Engineering, P.C. (“Genesys”). Pursuant to New York law, the Company does not own capital stock of Genesys and does not have control over the professional decision making of Genesys’ engineering services. The Company, however, has entered into an administrative services agreement with Genesys pursuant to which WES, the Company’s wholly-owned subsidiary, will provide Genesys with ongoing administrative, operational and other non-professional support services. The Company manages Genesys and has the power to direct the activities that most significantly impact Genesys’ performance, in addition to being obligated to absorb expected losses from Genesys. Accordingly, the Company is the primary beneficiary of Genesys and consolidates Genesys as a VIE.

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

Segment Information

WGI is a holding company with six wholly-owned subsidiaries. The Company presents segment information externally consistent with the manner in which the Company’s chief operating decision maker reviews information to assess performance and allocate resources. WGI performs administrative functions on behalf of its subsidiaries, such as treasury, legal, accounting, information systems, human resources and certain business development activities, and earns revenue that is only incidental to the activities of the enterprise. As a result, WGI does not meet the definition of an operating segment. The Company’s two segments are Energy and Engineering and Consulting.  The Company’s principal segment, Energy, consists of the business of its subsidiary, WES, which offers energy and sustainability consulting services to utilities public agencies and private industry. The Company’s Engineering and Consulting segment includes the operation of the Company’s remaining direct subsidiaries, Willdan Engineering, Willdan Infrastructure, Public Agency Resources, Willdan Financial Services and Willdan Homeland Solutions. Willdan Engineering provides civil engineering-related construction management, building and safety, city engineering, city planning, geotechnical, material testing and other engineering consulting services to its clients. Willdan Infrastructure, which was launched in fiscal year 2013, provides engineering services to larger rail, port, water, mining and other civil engineering projects. Public Agency Resources primarily provides staffing to Willdan Engineering. Willdan Financial Services provides economic and financial consulting to public agencies. Willdan Homeland Solutions provides national preparedness and interoperability services and communications and technology solutions. See Note 11 “—Segment Information” for segment information for the current and prior period.

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

The increase in contract assets and decrease in contract liabilities for the three months ended March 29, 2019 were primarily attributable to normal business operations.

Off‑Balance Sheet Arrangements

The Company does not have any off‑balance sheet financing arrangements or liabilities. Finally, the Company does not have any majority‑owned subsidiaries or any interests in, or relationships with, any special‑purpose entities that are not included in the condensed consolidated financial statements. The Company has, however, entered into an administrative services agreement with Genesys pursuant to which WES, the Company’s wholly-owned subsidiary, will provide Genesys with ongoing administrative, operational and other non-professional support services. The Company manages Genesys and has the power to direct the activities that most significantly impact Genesys’ performance, in addition to being obligated to absorb expected losses from Genesys. Accordingly, the Company is the primary beneficiary of Genesys and consolidates Genesys as a variable interest entity.

Contract Accounting

The Company enters into contracts with its clients that contain various types of pricing provisions, including fixed price, time-and-materials and unit-based provisions. The Company recognizes revenues in accordance with ASU 2014-09, Revenue from Contracts with Customer, codified as ASC Topic 606 and the related amendments (collectively, “ASC 606”). As such, the Company identifies a contract with a customer, identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to each performance obligation in the contract and recognizes revenues when (or as) the Company satisfies a performance obligation.

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

Revenue on the vast majority of the Company’s contracts will be recognized over time because of the continuous transfer of control to the customer. Revenue on fixed price contracts is recognized on the percentage-of-completion method based generally on the ratio of direct costs incurred-to-date to estimated total direct costs at completion. The Company uses the percentage-of-completion method to better match the level of work performed at a certain point in time in relation to the effort that will be required to complete a project. In addition, the percentage-of-completion method is a common method of revenue recognition in the Company’s industry.

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

Direct costs of contract revenue exclude that portion of technical and nontechnical salaries and wages related to marketing efforts, vacations, holidays and other time not spent directly generating revenue under existing contracts. Such costs are included in general and administrative expenses in the accompanying condensed consolidated statements of comprehensive (loss) income. Additionally, payroll taxes, bonuses and employee benefit costs for all Company personnel are included in general and administrative expenses in the accompanying condensed consolidated statements of comprehensive (loss) income since no allocation of these costs is made to direct costs of contract revenue. No allocation of facilities costs is made to direct costs of contract revenue. Other companies may classify as direct costs of contract revenue some of the costs that the Company classifies as general and administrative costs. The Company expenses direct costs of contract revenue when incurred.

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

Retainage, included in contract assets, represents amounts withheld from billings to the Company’s clients pursuant to provisions in the contracts and may not be paid to the Company until specific tasks are completed or the project is completed and, in some instances, for even longer periods. At March 29, 2019 and December 28, 2018, contract assets included retainage of approximately $5.3 million and $6.7 million, respectively.

Disaggregation of Revenue

The following tables provides information about disaggregated revenue of the Company’s two segments Energy and Engineering and Consulting by contract type, client type and geographical region for the three months ended March 29, 2019:

Contract Type	Energy	Engineering and Consulting	Total
Time-and-materials	$4,255,000	$13,058,000	$17,313,000
Unit-based	56,872,000	3,571,000	60,443,000
Fixed price	13,565,000	472,000	14,037,000
Total	$74,692,000	$17,101,000	$91,793,000

Client Type	Energy	Engineering and Consulting	Total
Commercial	$9,195,000	$1,298,000	$10,493,000
Government	8,862,000	15,671,000	24,533,000
Utilities	56,635,000	132,000	56,767,000
Total	$74,692,000	$17,101,000	$91,793,000

Geography	Energy	Engineering and Consulting	Total
Domestic	$74,692,000	$17,101,000	$91,793,000

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

Fair Value of Financial Instruments

The Company uses the three-tier hierarchy of fair value measurement, which prioritizes the inputs. These tiers include: Level 1 (the highest priority), defined as observable inputs, such as quoted prices in active markets, Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3

(the lowest priority), defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The Company’s financial instruments consist primarily of cash, cash equivalents, accounts receivable, contract assets, other receivables, prepaid expenses and other current assets, accounts payable, accrued liabilities and contract liabilities, and approximate their fair values because of the relatively short period of time between the origination of these instruments and their expected realization or payment.

The carrying amounts of other noncurrent assets and contingent consideration are discounted to their present value because the time between the origination of these instruments and their expected realization or payment is greater than one year.

The carrying amounts of derivative financial instrument is valued based on Level 2 inputs.

The carrying amounts of debt obligations approximate their fair values since the terms are comparable to terms currently offered by local lending institutions for loans of similar terms to companies with comparable credit risk.

On January 31, 2019, the Company entered into an interest rate swap agreement that the Company designated as cash flow hedge to fix the variable interest rate on a portion of the Term Loan Facility under its Credit Facilities. The interest rate swap agreement total notional amount of $35.0 million, has a fixed interest rate of 2.47% and expires on January 31, 2022. For further discussion of this derivative contract, see Note 13 “—Derivative Financial Instruments” below.

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

Liquidity

As of March 29, 2019, the Company had $11.1 million of cash and cash equivalents. The Company’s primary source of liquidity is cash generated from operations. In addition, as of March 29, 2019, the Company had a $70.0 million term loan with $68.3 million aggregate principal amount outstanding and a $30.0 million revolving credit facility with BMO, each maturing on October 1, 2023 (see Note 7 “—Debt Obligations” below). As of March 29, 2019, $14.0 million of borrowings were outstanding under the revolving credit facility with $2.7 million in letters of credit issued and $13.3 million available for borrowing under the revolving credit facility. The Company believes that its cash and cash equivalents on hand, cash generated by operating activities and funds available under its current line of credit will be sufficient to finance its operating activities for at least the next 12 months.

Adoption of New Accounting Standards

Statement of Cash Flows

In August 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-15, Statement of Cash Flows: Clarification of Certain Cash Receipts and Cash Payments, which eliminates the diversity in practice related to the classification of certain cash receipts and payments in the statement of cash flows, by adding or clarifying guidance on eight specific cash flow issues. ASU 2016-15 is effective for annual and interim reporting periods beginning after December 15, 2017. ASU 2016-15 provides for retrospective application for all periods presented. Effective December 30, 2017, the Company adopted ASU 2016-15 and the impact did not have a material effect on the Company’s condensed consolidated financial statements.

Stock Compensation

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of current stock compensation recognition standards to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 became effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Effective December 29, 2018, the Company adopted ASU 2018-07 and the impact did not have a material effect on the Company’s condensed consolidated financial statements.

Recent Accounting Pronouncements

Intangibles-Goodwill and Other

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350), which eliminates the requirement to compare the implied fair value of reporting unit goodwill with the carrying amount of that goodwill (commonly referred to as Step 2) from the goodwill impairment test. The new standard does not change how a goodwill impairment is identified. The Company will continue to perform its quantitative and qualitative goodwill impairment test by comparing the fair value of each reporting unit to its carrying amount, but if the Company were required to recognize a goodwill impairment charge, under the new standard the amount of the charge would be calculated by subtracting the reporting unit’s fair value from its carrying amount. Under the prior standard, if the Company were required to recognize a goodwill impairment charge, Step 2 required us to calculate the implied value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination and the amount of the charge was calculated by subtracting the reporting unit’s implied fair value of goodwill from its actual goodwill balance. The new standard is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted, and should be applied prospectively from the date of adoption. The Company has elected to adopt the new standard for future goodwill impairment tests at the beginning of the fourth quarter of 2019 because it significantly simplifies the evaluation of goodwill for impairment.

Proposed Accounting Standards

A variety of proposed or otherwise potential accounting standards are currently being studied by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, the Company has not yet determined the effect, if any, that the implementation of such proposed standards would have on its condensed consolidated financial statements.

2.           BUSINESS COMBINATIONS

Acquisition of The Weidt Group

On March 8, 2019, the Company acquired substantially all of the assets and liabilities of The Weidt Group Inc.’s (the “Weidt Group”) energy practice division. The Company believes the acquisition will expand its presence in the upper Midwest and better position the Company to help utilities make their grids more resilient. Pursuant to the terms of the Asset Purchase Agreement, dated March 8, 2019, by and among the Company, WES and The Weidt Group, WES will pay a maximum aggregate purchase price of $22.4 million, subject to working capital adjustments, to be paid in cash. The Weidt Group’s financial information is included within the Energy segment. The Company expects to finalize the purchase price allocation with respect to this transaction during the first quarter of 2020.

The acquisition was accounted for as a business combination in accordance with ASC 805. Under ASC 805, the Company recorded the acquired assets and assumed liabilities at their estimated fair value with the excess allocated to goodwill. Goodwill represents the value the Company expects to achieve through the operational synergies and the expansion into new markets. The Company estimates that the entire $12.8 million of goodwill resulting from the acquisition will be tax deductible. Consideration for the acquisition includes the following:

Weidt Group
Cash paid	$21,800,000
Other working capital adjustment	579,000
Total consideration	$22,379,000

The following table summarizes the preliminary amounts for the acquired assets recorded at their estimated fair value as of the acquisition date:

Weidt Group
Current assets	$2,317,000
Non-current assets (1)	25,000
Equipment and leasehold improvements, net	198,000
Right-of-use assets	1,730,000
Current lease liability	(245,000)
Non-current lease liability	(1,533,000)
Liabilities	(674,000)
Backlog	600,000
Customer relationships	3,800,000
Tradename	500,000
Developed technology	2,900,000
Goodwill	12,761,000
Net assets acquired	$22,379,000

(1)	Excluded from non-current assets are equipment and leasehold improvements, net, customer relationships, tradename, developed technology, backlog and goodwill.

The following unaudited pro forma financial information for the three months ended March 29, 2019 and March 30, 2018 assumes that acquisition of all the assets and liabilities of The Weidt Group occurred on December 30, 2017 and that acquisition of all the outstanding shares of Lime Energy Co. occurred on December 31, 2016 as follows:

	Three Months Ended
	March 29,	March 30,
In thousands (except per share data)	2019	2018
Pro forma revenue	$94,120	$92,454

Pro forma (loss) income from operations	$(288)	$1,597
Pro forma net (loss) income (1)	$(437)	$541

(Loss) earnings per share:
Basic	$(0.04)	$0.05
Diluted	$(0.04)	$0.05

Weighted average shares outstanding:
Basic	10,974	10,766
Diluted	10,974	11,198

(1)	Adjustments to pro forma net income include income from operations, amortization and interest expenses.

This pro forma supplemental information does not purport to be indicative of what the Company’s operating results would have been had the acquisition of Weidt Group transaction occurred on December 30, 2017 and may not be indicative of future operating results.

There were $0.2 million in acquisition related costs associated with The Weidt Group that were included in other general and administrative expenses in the condensed consolidated statements of comprehensive (loss) income for the three months ended March 29, 2019.

During the three months ended March 29, 2019, the acquisition of Weidt Group contributed $0.9 million in revenue and $0.1 million in income from operations.

Acquisition of Lime Energy

On October 1, 2018, the Company, through two of its wholly-owned subsidiaries, WES and Luna Fruit, Inc., a Delaware corporation and wholly-owned subsidiary of WES (“Merger Sub”), entered into an agreement to acquire all of the outstanding shares of capital stock of Lime Energy Co. (“Lime Energy”), pursuant to an agreement and plan of merger dated October 1, 2018 (the “Merger Agreement”), by and among WES, Merger Sub, Lime Energy, and Luna Stockholder Representative, LLC, as representative of the participating securityholders of Lime Energy. The Company believes the addition of Lime Energy’s capabilities will significantly expand and diversify its client base within the energy efficiency services market and geographic presence across the United States. The Company expects to finalize the purchase price allocation with respect to this transaction during the fourth quarter of 2019.

On November 9, 2018, the Company completed the acquisition and, pursuant to the Merger Agreement, Merger Sub was merged with and into Lime Energy, with Lime Energy surviving as a wholly-owned indirect subsidiary of the Company. The aggregate purchase price paid in the acquisition was $120.0 million, exclusive of closing holdbacks and adjustments. A portion of the purchase price was deposited into escrow accounts to secure certain potential post-closing obligations of the participating securityholders. The Company paid the purchase price for the acquisition using a combination of cash on hand (including $50.0 million of the $56.4 million in net proceeds received from the Company’s equity offering in October 2018) and proceeds from the Company’s borrowings under its Term Loan Facility (see Note 7 “—Debt Obligations” below).

The acquisition was accounted for as a business combination in accordance with ASC 805. Under ASC 805, the Company recorded the acquired assets and assumed liabilities at their estimated fair value with the excess allocated to goodwill. Goodwill represents the value the Company expects to achieve through the operational synergies and the expansion into new markets. The Company estimates that the entire $57.5 million of goodwill resulting from the acquisition will not be tax deductible. Consideration for the acquisition includes the following:

Lime Energy
Cash paid	$122,376,000
Other working capital adjustment	63,000
Total consideration	$122,439,000

The following table summarizes the preliminary amounts for the acquired assets and liabilities recorded at their estimated fair value as of the acquisition date:

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

No acquisition related costs associated with Lime Energy were included in other general and administrative expenses in the condensed consolidated statements of comprehensive (loss) income for the three months ended March 29, 2019.

The following unaudited pro forma financial information for the three months ended March 29, 2019 and March 30, 2018 assumes that acquisition of all the outstanding shares of Lime Energy occurred on December 31, 2016 and that acquisition of all the assets and liabilities of The Weidt Group occurred on December 30, 2017 as follows:

	Three Months Ended
	March 29,	March 30,
In thousands (except per share data)	2019	2018
Pro forma revenue	$94,120	$92,454

Pro forma (loss) income from operations	$(288)	$1,597
Pro forma net (loss) income (1)	$(437)	$541

(Loss) earnings per share:
Basic	$(0.04)	$0.05
Diluted	$(0.04)	$0.05

Weighted average shares outstanding:
Basic	10,974	10,766
Diluted	10,974	11,198

(1)	Adjustments to pro forma net income include income from operations, amortization and interest expenses.

This pro forma supplemental information does not purport to be indicative of what the Company’s operating results would have been had the acquisition of Lime Energy transaction occurred on December 30, 2017 and may not be indicative of future operating results.

During the three months ended March 29, 2019, the acquisition of Lime Energy contributed $36.6 million in revenue and $0.2 million in loss from operations.

Acquisition of Newcomb Anderson McCormick

On April 30, 2018, the Company, through its wholly-owned subsidiary, WES, acquired all of the outstanding equity interests of Newcomb Anderson McCormick, Inc. (“NAM”). NAM is an energy engineering and consulting company with offices in San Francisco and Los Angeles that provides clients with mechanical engineering expertise and comprehensive energy efficiency programs and services. Pursuant to the terms of the Stock Purchase Agreement, dated April 30, 2018, by and among the Company, WES and NAM, WES will pay NAM shareholders a maximum purchase price of $4.0 million, subject to potential earn-out payments plus working capital adjustments, to be paid in cash. In connection with the Company’s Credit Facilities (as defined herein), as of October 8, 2018, the earn-out payments to NAM shareholders became subject to certain subordination provisions in favor of BMO, as the Company’s senior secured lender, under the Credit Facilities.  The Company expects to finalize the purchase price allocation with respect to this transaction during the second quarter of 2019. NAM’s financial information is included within the Energy segment.

3.           GOODWILL AND OTHER INTANGIBLE ASSETS

As of March 29, 2019, the Company had $110.5 million of goodwill, which primarily relates to the Energy segment and the acquisitions within this segment of The Weidt Group, Lime Energy, NAM, Integral Analytics and Abacus Resource Management Company (“Abacus”) and substantially all of the assets of Genesys and 360 Energy Engineers, LLC (“360 Energy”). The remaining goodwill relates to the Engineering and Consulting segment and the acquisition within this segment of Economists.com, LLC. The changes in the carrying value of goodwill by reporting unit for the three months ended March 29, 2019 were as follows:

	December 28,	Additional	Additions /	March 29,
Reporting Unit	2018	Purchase Cost	Adjustments	2019
Energy	$96,999,000	$12,761,000	$—	$109,760,000
Engineering and Consulting	749,000	—	—	749,000
	$97,748,000	$12,761,000	$—	$110,509,000

The gross amounts and accumulated amortization of the Company’s acquired identifiable intangible assets with finite useful lives as of March 29, 2019 included in other intangible assets, net in the accompanying condensed consolidated balance sheets, were as follows:

	March 29, 2019		December 28, 2018
	Gross	Accumulated	Gross	Accumulated	Amortization
	Amount	Amortization	Amount	Amortization	Period (yrs)
Backlog	$3,114,000	$2,202,000	$2,514,000	$2,155,000	0.1	-	5.0
Tradename	10,801,000	3,513,000	10,301,000	3,118,000	2.5	-	6.0
Non-compete agreements	1,420,000	1,118,000	1,420,000	1,042,000			4.0
Developed technology	15,820,000	1,545,000	12,920,000	944,000			8.0
In-process research and technology (1)	1,690,000	—	1,690,000	—			—
Customer relationships	29,019,000	3,259,000	25,219,000	2,441,000	5.0	-	8.0
	$61,864,000	$11,637,000	$54,064,000	$9,700,000

(1)	In-process research and technology will not be amortized until put into use.

The Company’s amortization expense for acquired identifiable intangible assets with finite useful lives was $1.9 million for the fiscal three months ended March 29, 2019 as compared to $0.7 million for the fiscal three months ended March 30, 2018. Estimated amortization expense for acquired identifiable intangible assets for the remainder of fiscal year 2019 is $6.6 million and the succeeding years are as follows:

Fiscal year:
2020	$8,280,000
2021	7,589,000
2022	7,402,000
2023	6,757,000
2024	3,906,000
Thereafter	9,724,000
$43,658,000

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

The Company tests its goodwill at least annually for possible impairment. The Company completes its annual testing of goodwill as of the last day of the first month of its fourth fiscal quarter each year to determine whether there is impairment. In addition to the Company’s annual test, it regularly evaluates whether events and circumstances have occurred that may indicate a potential impairment of goodwill. No impairment was recorded during the three months ended March 29, 2019.

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

The following table sets forth the number of weighted-average common shares outstanding used to compute basic and diluted EPS:

	Three months ended
	March 29,	March 30,
	2019	2018
Net (loss) income	$(417,000)	$2,203,000
Weighted-average common shares outstanding	10,974,000	8,753,000
Effect of dilutive stock options and restricted stock awards	—	432,000
Weighted-average common shares outstanding-diluted	10,974,000	9,185,000
(Loss) earnings per share:
Basic	$(0.04)	$0.25
Diluted	$(0.04)	$0.24

For the three months ended March 29, 2019, no options were excluded from the calculation of dilutive potential common shares, as compared to 209,000 options for the three months ended March 30, 2018, respectively. These options were not included in the computation of dilutive potential common shares because the assumed proceeds per share exceeded the average market price per share for the 2019 and 2018 periods, respectively. Accordingly, the inclusion of these options would have been anti-dilutive.

5.           EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

Equipment and leasehold improvements consisted of the following at March 29, 2019 and December 28, 2018:

	March 29,	December 28,
	2019	2018
Furniture and fixtures	$3,623,000	$3,551,000
Computer hardware and software	12,497,000	10,874,000
Leasehold improvements	1,491,000	1,419,000
Equipment under finance leases	1,562,000	1,304,000
Automobiles, trucks, and field equipment	2,945,000	2,635,000
	22,118,000	19,783,000
Accumulated depreciation and amortization	(12,545,000)	(11,785,000)
Equipment and leasehold improvements, net	$9,573,000	$7,998,000

Included in accumulated depreciation and amortization is $107,000 and $374,000 of amortization expense related to equipment held under finance leases in the three months ended March 29, 2019 and fiscal year 2018, respectively.

6.           ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	March 29,	December 28,
	2019	2018
Accrued bonuses	$198,000	$5,273,000
Accrued interest	199,000	127,000
Paid leave bank	4,171,000	3,512,000
Compensation and payroll taxes	3,911,000	2,544,000
Accrued legal	18,000	153,000
Accrued workers’ compensation insurance	144,000	273,000
Accrued rent	—	233,000
Employee withholdings	1,677,000	2,137,000
Client deposits	354,000	280,000
Accrued subcontractor costs	21,024,000	21,446,000
Other	919,000	1,423,000
Total accrued liabilities	$32,615,000	$37,401,000

7.           DEBT OBLIGATIONS

Debt obligations, excluding obligations under finance leases (see Note 8 “—Leases” below), consist of the following at March 29, 2019 and December 28, 2018:

	March 29,	December 28,
	2019	2018
Outstanding borrowings on term loan	$68,250,000	$70,000,000
Outstanding borrowings on revolving credit facility	14,000,000	—
Notes payable for insurance, 11 month term, bearing interest at 4.3%, payable in monthly principal and interest installments of $92,296.24 through October 2019.	1,060,000	1,500,000
Notes payable for IBM Software, 36 month term, bearing interest at 4.656% payable in monthly principal and interest installments of $6,315.18 through November 2021.	179,000	211,000
Total debt obligations	83,489,000	71,711,000
Less current portion	8,100,000	8,572,000
Debt obligations, less current portion	$75,389,000	$63,139,000

Credit Facilities

In connection with the acquisition of Lime Energy, the Company entered into a new credit agreement on October 1, 2018 (the “Credit Agreement”) with a syndicate of financial institutions as lenders, and BMO Harris Bank, N.A., as administrative agent. The Credit Agreement initially provided for up to a $90.0 million delayed draw term loan facility (the “Term Loan Facility”) and a $30.0 million revolving credit facility (collectively, the “Credit Facilities”), each maturing on October 1, 2023. On October 10, 2018, as a result of the Company’s completed equity offering, the amount available for borrowing under the Term Loan Facility was reduced to $70.0 million. On November 9, 2018, in connection with the closing of the acquisition of Lime Energy, the Company borrowed $70.0 million (the “Term Loan”) under the Term Loan Facility. The proceeds of such borrowing were used to pay part of the consideration owed in connection with the acquisition along with related fees and expenses. The Credit Agreement replaced the Company’s prior $35.0 million revolving line of credit with BMO Harris Bank, N.A. In connection with the acquisition of The Weidt Group in March 2019, the Company entered into the First Amendment to the Credit Agreement, dated March 8, 2019, with a syndicate of financial institutions as lenders, and BMO Harris Bank, N.A., as administrative agent, in order to permit the acquisition under the Credit Agreement.

The Credit Facilities bear interest at a rate equal to either, at the Company’s option, (i) the highest of the prime rate, the Federal Funds Rate plus 0.50% or one-month LIBOR plus 1.00% (“Base Rate”) or (ii) LIBOR, in each case plus an applicable margin ranging from 0.25% to 3.00% with respect to Base Rate borrowings and 1.25% to 4.00% with respect to LIBOR borrowings. The applicable margin is based upon the Company’s consolidated total leverage ratio. The Company will also pay a commitment fee for the unused portion of the revolving credit facility, which ranges from 0.20% to 0.40% per annum depending on the Company’s consolidated total leverage ratio, and fees on the face amount of any letters of credit outstanding under the revolving credit facility, which range from 0.94% to 4.00% per annum, in each case, depending on whether such letter of credit is a performance or financial letter of credit and the Company’s consolidated total leverage ratio. The Term Loan amortizes quarterly in an amount equal to 10% annually, with a final payment of all then remaining principal due on the maturity date on October 1, 2023.

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

The Credit Agreement requires compliance with financial covenants, including a maximum total leverage ratio and a minimum fixed charge coverage ratio. The Credit Agreement also contains customary restrictive covenants including (i) restrictions on the incurrence of additional indebtedness and additional liens on property, (ii) restrictions on permitted acquisitions and other investments and (iii) limitations on asset sales, mergers and acquisitions. Further, the Credit Agreement limits the Company’s payment of future dividends and distributions and share repurchases by the Company. Subject to certain exceptions, the Credit Facilities are also subject to mandatory prepayment from (a) any issuances of debt or equity securities, (b) any sale or disposition of assets, (c) insurance and condemnation proceeds (d) representation and warranty insurance proceeds related to the Merger Agreement and (e) excess cash flow. The Credit Agreement includes customary events of default.

On January 31, 2019, the Company entered into an interest swap agreement for $35.0 million notional amount. The interest swap agreement was designated as a cash flow hedge to fix the variable interest rate on a portion of the outstanding principal amount under the Term Loan. The interest swap fixed rate is 2.47% and the amortization is quarterly in an amount equal to 10% annually. The interest swap agreement expires on January 31, 2022. As of March 29, 2019, the Company’s composite interest rate, exclusive of the effects of upfront fees, undrawn fees and issuance cost amortization, was 5.48%.

As of May 3, 2019, the Company had $68.3 million aggregate principal amount outstanding on the Term Loan, $14.0 million of borrowings outstanding under the revolving credit facility with $2.7 million in letters of credit issued and $13.3 million available for borrowing under the revolving credit facility.

The Company believes that, as of March 29, 2019, it was in compliance with all covenants contained in the Credit Agreement.

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

Insurance Premiums

The Company has also financed, from time to time, insurance premiums by entering into unsecured notes payable with insurance companies. During the Company’s annual insurance renewals in the fourth quarter of its fiscal year ended December 28, 2018, the Company elected to finance its insurance premiums for the 2019 fiscal year. Included in the Company’s insurance renewal terms are individual stop loss amount of $100,000 and an aggregate of 125%.  The unpaid balance of the financed premiums totaled $1.1 million for the three months ended March 29, 2019 and $1.5 million for the fiscal year ended December 28, 2018.

8.           LEASES

The Company is obligated under finance leases for certain furniture and office equipment that expire at various dates through the year 2022.

The Company also leases certain office facilities under non-cancelable operating leases that expire at various dates through the year 2027.

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

Change in Accounting Policy

On January 1, 2019, the Company adopted ASU No. 2016-02, Leases (Topic 842) using the modified retrospective method. Under this guidance, the net present value of future lease payments are recorded as right-of-use assets and lease liabilities. In addition, the Company elected the ‘package of practical expedients’ permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward the historical lease classification. In addition, the Company elected not to utilize the hindsight practical expedient to determine the lease term for existing leases. The Company elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, the Company did not recognize right-of-use assets or lease liabilities, including not recognizing right-of-use assets or lease liabilities for existing short-term leases of those assets in transition. The Company also elected the practical expedient to not separate lease and non-lease components for our facilities leases. Adoption of the new standard resulted in the recording of additional right-of-use assets and operating lease liabilities of approximately $10.9 million and $11.9 million, respectively, as of January 1, 2019. The adoption of Topic 842 did not impact the Company’s retained earnings, consolidated net earnings or cash flows.

From time to time, the Company enters into non-cancelable leases for some of our facility and equipment needs. These leases allow the Company to conserve cash by paying a monthly lease rental fee for the use of facilities and equipment rather than purchasing them. The Company’s leases have remaining terms ranging from one to eight years, some of which may include options to extend the leases for up to five years, and some of which may include options to terminate the leases within one year. Currently, all of the Company’s leases contain fixed payment terms. The Company may decide to cancel or terminate a lease before the end of its term, in which case we are typically liable to the lessor for the remaining lease payments under the term of the lease. Additionally, all of our month-to-month leases are cancelable by the Company or the lessor, at any time and are not included in our right-of-use asset or lease liability. As of March 29, 2019, the Company had no leases with residual value guarantees. Typically, the Company has purchase options on the equipment underlying its long-term leases. The Company may exercise some of these purchase options when the need for equipment is on-going and the purchase option price is attractive. Nonperformance-related default covenants, cross-default provisions, subjective default provisions and material adverse change clauses contained in material lease agreements, if any, are also evaluated to determine whether those clauses affect lease classification in accordance with “ASC” Topic 842-10-25. Leases are accounted for as operating or financing leases, depending on the terms of the lease.

Financing Leases

The Company leases certain equipment under financing leases. The economic substance of the leases is a financing transaction for acquisition of equipment and leasehold improvements. Accordingly, the right-of-use assets for these leases are included in the balance sheets in equipment and leasehold improvements, net of accumulated depreciation, with a corresponding amount recorded in current portion of financing lease obligations or noncurrent portion of financing lease obligations, as appropriate. The financing lease assets are amortized over the life of the lease or, if shorter, the life of the leased asset, on a straight-line basis and included in depreciation expense. The interest associated with financing lease obligations is included in interest expense.

Right-of-use assets

Operating leases are included in right-of-use assets, and current portion of lease liability and noncurrent portion of lease liability, as appropriate. Right-of-use assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of the Company’s leases do not provide an implicit rate to calculate present value, the Company determines this rate, by estimating the Company’s incremental borrowing rate, at the lease commencement date. The right-of-use asset also includes any lease payments made and initial direct costs incurred at lease commencement and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

The following is a summary of the lease expense recorded as of March 29, 2019:

Three Months Ended
March 29, 2019
Operating lease cost	$1,089,000
Finance lease cost:
Amortization of assets	$107,000
Interest on lease liabilities	9,000
Total net lease cost	$1,205,000

The following is a summary of the impact of adoption on the Company’s condensed consolidated balance sheet for the three months ended March 29, 2019 were as follows:

Three Months Ended
March 29, 2019
Operating leases:
Right-of-use assets	$12,564,000

Lease liability	4,139,000
Lease liability, less current portion	9,452,000
Total lease liabilities	$13,591,000

Finance leases (included in equipment and leasehold improvements, net):
Equipment and leasehold improvements, net	$1,562,000
Accumulated depreciation	(893,000)
Total equipment and leasehold improvements, net	$669,000

Finance lease obligations	$435,000
Finance lease obligations, less current portion	282,000
Total finance lease obligations	$717,000

Weighted average remaining lease term (in years):
Operating Leases	3.63
Finance Leases	1.82

Weighted average discount rate:
Operating Leases	5.50%
Finance Leases	4.98%

The following is a summary of other information and supplemental cash flow information related to finance and operating leases for three months ended March 29, 2019:

Three Months Ended
March 29, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$1,109,000
Operating cash flow from finance leases	31,000
Financing cash flow from finance leases	88,000

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	851,000

The following is a summary of the maturities of lease liabilities as of March 29, 2019 were as follows:

	Operating	Finance
Fiscal year:
Remainder of 2019	$4,684,000	458,000
2020	3,730,000	243,000
2021	2,458,000	47,000
2022	1,943,000	—
2023	898,000	—
2024 and thereafter	1,477,000	—
Total lease payments	$15,190,000	$748,000
Less: Imputed interest	(1,599,000)	(31,000)
Total lease obligations	13,591,000	717,000
Less: Current obligations	4,139,000	435,000
Noncurrent lease obligations	$9,452,000	$282,000

The financing component for finance lease obligations represents the interest component of finance leases that will be recognized as interest expense in future periods. The financing component for operating lease obligations represents the difference between the future operating lease obligations and their unamortized fair value.

Capital Leases

Prior to the adoption of ASU No. 2016-02, Leases (Topic 842), the Company leased certain equipment under capital leases. The economic substance of these leases was a financing transaction for purchase of the equipment and leasehold improvements, accordingly, the leases were included in the balance sheets in equipment and leasehold improvement, net of accumulated depreciation, with a corresponding amount recorded in current portion of lease obligations or noncurrent portion of lease obligations, as appropriate. The capital lease assets were amortized on a straight-line basis over the life of the lease or, if shorter, the life of the leased asset, and were included in depreciation expense in the statements of operations. The interest associated with capital leases was included in interest expense in the statements of operations.

As of December 28, 2018, the Company had $0.5 million of capital lease obligations outstanding, $0.3 million of which was classified as a current liability.

As of December 28, 2018, $0.5 million of leased assets were capitalized in equipment and leasehold improvements, net of accumulated depreciation.

9. COMMITMENTS

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

The Company also had a defined contribution plan (the “Plan”) covering employees who have completed three months of service and who have attained 21 years of age. During the three months ended March 29, 2019, the Company elected to make matching contributions equal to 50% of the participants’ contributions to the Plan up to 6% of the individual participant’s compensation. Under the defined contribution plan, the Company may make discretionary matching contributions to employee accounts.

The Company made matching contributions of approximately $0.7 million during the three months ended March 29, 2019.

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

During each fiscal year, management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize existing deferred tax assets. For fiscal year 2017, the Company ultimately determined that it was more-likely-than-not that the entire California net operating loss will not be utilized prior to expiration. Significant pieces of objective evidence evaluated included the Company’s history of utilization of California net operating losses in prior years for each of its subsidiaries, as well as the Company’s forecasted amount of net operating loss utilization for certain members of the combined group. As a result, the Company recorded a valuation allowance in the amount of $87,000 at the end of fiscal year 2018 related to California net operating losses. There was no change to the valuation allowance during the three month period ended March 29, 2019.

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

The Company recognizes the tax benefit from uncertain tax positions if it is more likely than not that the tax positions will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefit is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of March 29, 2019, the Company recorded a liability of $0.4 million for uncertain tax positions related to miscellaneous tax deductions taken in open tax years. Included in this amount are $0.4 million of tax benefits that, if recognized, would affect the effective tax rate. No interest and penalties have been recorded related to unrecognized tax benefits as of March 29, 2019.

Based on management’s estimates and determination of an effective tax rate for the year, the Company recorded an income tax benefit of $0.9 million and $0.2 million for the three months ended March 29, 2019 and the three months ended March 30, 2018, respectively. During the three months ended March 29, 2019, the difference between the effective tax rate and the federal statutory rate is primarily attributable to the recognition of tax deductions related to the vesting of performance-based restricted stock units. The income tax benefit related to these deductions has been included as a reduction of 21.5% to the Company’s effective tax rate for the three months ended March 29, 2019. The effective tax rate also varies from the federal statutory rate due to the impact of state income tax expense and certain expenses that are non-deductible for tax purposes, including meals and entertainment, excess compensation for covered employees and compensation expense related to employee stock purchase and incentive stock options.

During the three months ended March 29, 2019, the Internal Revenue Service continued its audit of the Company’s tax return for the fiscal year ended December 30, 2016. The Company is unable to determine the impact of this examination due to the audit process having not been completed.

11.          SEGMENT INFORMATION

The Company’s two segments are Energy and Engineering and Consulting. The Company’s chief operating decision maker, which continues to be its chief executive officer, receives and reviews financial information in this format. The Company’s principal segment, Energy, consists of the business of its subsidiary WES. WES provides energy efficiency consulting services to utilities, public agencies, municipalities, private industry and non-profit organizations. The Engineering and Consulting segment includes the operation of the Company’s remaining subsidiaries, Willdan Engineering, Willdan Infrastructure, Public Agency Resources, Willdan Financial Services and Willdan Homeland Solutions.  The Engineering and Consulting segment offers a broad range of engineering and planning services to the Company’s public and private sector clients, expertise and support for the various financing techniques employed by public agencies to finance their operations and infrastructure along with the mandated reporting and other requirements associated with these financings, and national preparedness, homeland security consulting, public safety and emergency response services to cities, related municipal service agencies and other entities.

The accounting policies applied to determine the segment information are the same as those described in the summary of significant accounting policies included in the Company’s Annual Report on Form 10-K for the year ended December 28, 2018. There were no intersegment sales in the three month periods ended March 29, 2019 and March 30, 2018. The Company’s chief operating decision maker evaluates the performance of each segment based upon income or loss from operations before income taxes. Certain segment asset information including expenditures for long-lived assets has not been presented as it is not reported to or reviewed by the chief operating decision maker. In addition, enterprise-wide service line contract revenue is not included as it is impracticable to report this information for each group of similar services.

Financial information with respect to the reportable segments as of and for the fiscal three months ended March 29, 2019 and as of and for the fiscal three months ended March 30, 2018 is as follows:

		Engineering	Unallocated		Consolidated
	Energy	& Consulting	Corporate	Intersegment	Total
Fiscal Three Months Ended March 29, 2019
Contract revenue	$74,692,000	$17,101,000	$—	$—	$91,793,000
Depreciation and amortization	2,370,000	284,000	—	—	2,654,000
Interest expense	(447,000)	(674,000)	—	—	(1,121,000)
Segment profit (loss) before income tax expense	(1,487,000)	1,605,000	(1,462,000)	—	(1,344,000)
Income tax (benefit) expense	(1,026,000)	1,107,000	(1,008,000)	—	(927,000)
Net income (loss)	(461,000)	498,000	(454,000)	—	(417,000)
Segment assets(1)	189,739,000	22,355,000	131,400,000	(23,130,000)	320,364,000
Fiscal Three Months Ended March 30, 2018
Contract revenue	$37,332,000	$17,263,000	$—	$—	$54,595,000
Depreciation and amortization	857,000	207,000	—	—	1,064,000
Interest expense	(20,000)	(3,000)	—	—	(23,000)
Segment profit before income tax expense	263,000	1,887,000	(189,000)	—	1,961,000
Income tax (benefit) expense	(33,000)	(233,000)	24,000	—	(242,000)
Net income (loss)	296,000	2,120,000	(213,000)	—	2,203,000
Segment assets(1)	61,625,000	18,540,000	70,947,000	(23,130,000)	127,982,000

(1)	Segment assets represent segment assets, net of intercompany receivables.

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

13.          DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses certain interest rate derivative contracts to hedge interest rate exposures on its variable rate debt. The Company’s hedging program is not designated for trading or speculative purposes.

The Company recognizes derivative instruments as either assets or liabilities on the accompanying consolidated balance sheets at fair value. The Company records changes in the fair value (i.e., gains or losses) of the derivatives that have been designated as cash flow hedges in its consolidated balance sheets as accumulated other comprehensive income (loss) and in its condensed consolidated statements of comprehensive (loss) income as a loss or gain on cash flow hedge valuation.

On January 31, 2019, the Company entered into an interest rate swap agreement that the Company designated as cash flow hedge to fix the variable interest rate on a portion of the Term Loan Facility under its Credit Facilities. The interest rate swap agreement total notional amount of $35.0 million, has a fixed interest rate of 2.47% and expires on January 31, 2022. As of March 29, 2019, the effective portion of the Company’s interest rate swap agreement designated as a cash flow hedge was $0.2 million, all of which the Company expects to be reclassified from accumulated other comprehensive income (loss) to interest expense through January 31, 2022 when the agreement expires.

The fair values of the Company’s outstanding derivatives designated as hedging instruments were as follows:

		Fair Value of Derivative
		Instruments as of
	Balance Sheet Location	March 29, 2019	December 28, 2018
		(in thousands)
Interest rate swap agreement(s)	Other current (liabilities) assets	$(23,000)	$—
Interest rate swap agreement(s)	Other noncurrent (liabilities) assets	$(196,000)	$—

The impact of the effective portions of derivative instruments in cash flow hedging relationships and fair value relationships on income and other comprehensive income was $0.2 million for the three months ended March 29, 2019.

14.          SUBSEQUENT EVENTS

The Company evaluates subsequent events in accordance with ASC Topic 855, Subsequent Events. The Company evaluates subsequent events up until the date the condensed consolidated financial statements are issued. As of May 6, 2019, there were no subsequent events required to be reported

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We operate our business through a nationwide network of offices spread across 24 states and the District of Columbia. As of March 29, 2019, we had 1,260 employees which includes licensed engineers and other professionals.

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

We consist of a group of wholly-owned companies that operate within two segments for financial reporting purposes:

•

Energy.    Our Energy segment consists of the business of our subsidiary Willdan Energy Solutions (“WES”) which offers energy efficiency and sustainability consulting services to utilities, public agencies and private industry under a variety of business names, including Willdan Energy Solutions, Abacus Resource Management, 360 Energy Engineers, Genesys Engineering, Integral Analytics, NAM and Lime Energy. This segment is currently our largest segment based on contract revenue, representing approximately 81.4% and 68.4% of our consolidated contract revenue for the three months ended March 29, 2019 and March 30, 2018, respectively. We expect that consolidated contract revenue generated from our Energy segment as a percentage of our total consolidated contract revenue will continue to grow in fiscal year 2019 as a result of our most recent acquisitions in this segment, including The Weidt Group and Lime Energy.

•

Engineering and Consulting.    Our Engineering and Consulting segment includes the operations of our subsidiaries, Willdan Engineering, Willdan Infrastructure, Public Agency Resources, Willdan Financial Services and Willdan Homeland Solutions. Willdan Engineering provides civil engineering‑related construction management, building and safety, city engineering, city planning, geotechnical, material testing and other engineering consulting services to our clients.  Willdan Infrastructure, which was launched in fiscal year 2013, provides engineering services to larger rail, port, water, mining and other civil engineering projects.  Public Agency Resources primarily provides staffing to Willdan Engineering. Contract revenue for the Engineering and Consulting segment represented approximately 18.6% and 31.6% of our consolidated contract revenue for the three months ended March 29, 2019 and March 30, 2018, respectively.

Recent Developments

Acquisition of The Weidt Group, Inc.

On March 8, 2019, we acquired substantially all of the assets of The Weidt Group’s energy practice division. We believe the acquisition will expand our presence in the upper Midwest and better position us to help utilities make their grids more resilient. Pursuant to the terms of the Asset Purchase Agreement, dated March 8, 2019, by and among the WGI, WES and The Weidt Group, WES will pay a maximum aggregate purchase price of $22.4 million, subject to working capital adjustments, to be paid in cash.  In connection with the acquisition, we entered into the First Amendment to the Credit Agreement, dated March 8, 2019, with a syndicate of financial institutions as lenders, and BMO Harris Bank, N.A., as administrative agent, in order to permit the acquisition under the Credit Agreement.

Components of Revenue and Expense

Contract Revenue

We generally provide our services under contracts, purchase orders or retainer letters. The agreements we enter into with our clients typically incorporate one of three principal types of pricing provisions: time-and-materials, unit-based and fixed price contracts. Revenue on our time-and-materials and unit-based contracts are recognized as the work is performed in accordance with specific terms of the contract. As of March 29, 2019, approximately 66% of our contracts were unit-based contracts, approximately 20% of our contracts were time-and-materials contracts and approximately 14% of our contracts were fixed price contracts. Some of these contracts include maximum contract prices, but contract maximums are often adjusted to reflect the level of effort to achieve client objectives, and thus the majority of these contracts are not expected to exceed the maximum. Contract revenue on our fixed price contracts is determined on the percentage-of-completion method based generally on the ratio of direct costs incurred to date to estimated total direct costs at completion. Many of our fixed price contracts involve a high degree of subcontracted fixed price effort and are relatively short in duration, thereby lowering the risks of not properly estimating the percent complete.

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

Our contracts come up for renewal periodically, and at the time of renewal, may be subject to renegotiation, which could impact the profitability on that contract. In addition, during the term of a contract, public agencies may request additional or revised services which may impact the economics of the transaction. Most of our contracts permit our clients, with prior notice, to terminate the contracts at any time without cause. While we have a large volume of contracts, the renewal, termination or modification of a contract, in particular contracts with Consolidated Edison of New York, Inc., the Dormitory Authority-State of New York (“DASNY”), the City of Elk Grove, and utility programs associated with Los Angeles Department of Water and Power and Duke Energy Corp., may have a material effect on our consolidated operations.

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

Critical Accounting Policies

This discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). To prepare these financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses in the reporting period. Our actual results may differ from these estimates. We have provided a summary of our significant accounting policies in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 28, 2018. We describe below those accounting policies that require material subjective or complex judgments and that have the most significant impact on our financial condition and results of operations. Our management evaluates these estimates on an ongoing basis, based upon information currently available and on various assumptions management believes are reasonable as of the date of this report.

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

The increase in contract assets and decrease in contract liabilities for the three months ended March 29, 2019 were primarily attributable to normal business operations.

Contract Accounting

We enter into contracts with our clients that contain various types of pricing provisions, including fixed price, time-and-materials and unit-based provisions. We recognize revenues in accordance with ASU 2014-09, Revenue from Contracts with Customer, codified as ASC Topic 606 and the related amendments (collectively, “ASC 606”). As such, we identify a contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to each performance obligation in the contract and recognize revenue when (or as) we satisfy a performance obligation.

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

Revenue on the vast majority of our contracts will be recognized over time because of the continuous transfer of control to the customer. Revenue on fixed price contracts is recognized on the percentage-of-completion method based generally on the ratio of direct costs incurred-to-date to estimated total direct costs at completion. We use the percentage-of-completion method to better match the level of work performed at a certain point in time in relation to our effort that will be required to complete a project. In addition, the percentage-of-completion method is a common method of revenue recognition in our industry.

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

We recognize adjustments in estimated profit on contracts under the cumulative catch-up method. Under this method, the impact of the adjustment on profit recorded to date is recognized in the period the adjustment is identified. Revenue and profit in future periods of contract performance is recognized using the adjusted estimate. If at any time the estimate of contract profitability indicates an anticipated loss on the contract, we recognize the full amount of estimated loss in the period it is identified.

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

Direct costs of contract revenue exclude that portion of technical and nontechnical salaries and wages related to marketing efforts, vacations, holidays and other time not spent directly generating revenue under existing contracts. Such costs are included in general and administrative expenses in the accompanying condensed consolidated statements of comprehensive (loss) income. Additionally, payroll taxes, bonuses and employee benefit costs for all of our personnel are included in general and administrative expenses in the accompanying condensed consolidated statements of comprehensive (loss) income since no allocation of these costs is made to direct costs of contract revenue. No allocation of facilities costs is made to direct costs of contract revenue. Other companies may classify as direct costs of contract revenue some of the costs that we classify as general and administrative costs. We expense direct costs of contract revenue when incurred.

Included in revenue and costs are all reimbursable costs for which we have the risk or on which the fee was based at the time of bid or negotiation. No revenue or cost is recorded for costs in which we act solely in the capacity of an agent and has no risks associated with such costs.

Accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts based upon our review of all outstanding amounts on a quarterly basis. Management determines allowances for doubtful accounts through specific identification of amounts considered to be uncollectible and potential write-offs, plus a non-specific allowance for other amounts for which some potential loss has been determined to be probable based on current and past experience. Historical credit losses have been minimal with governmental entities and large public utilities, but disputes may arise related to these receivable amounts. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received. For further information on the types of contracts under which we perform our services,  see “Business—Contract Structure” in our Annual Report on Form 10-K for the year ended December 28, 2018.

Goodwill

We test our goodwill at least annually for possible impairment. We complete our annual testing of goodwill as of the last day of the first month of our fourth fiscal quarter each year to determine whether there is impairment. In addition to our annual test, we regularly evaluate whether events and circumstances have occurred that may indicate a potential impairment of goodwill. We did not recognize any goodwill impairment charges during the three months ended March 29, 2019 and March 30, 2018. We had goodwill of approximately $110.5 million as of March 29, 2019, compared to $37.7 million as of March 30, 2018.  The increase in our goodwill as of March 29, 2019 is primarily the result of NAM, Lime Energy and The Weidt Group.

We test our goodwill for impairment at the level of our reporting segments. In January 2017, the Financial Accounting Standards Board (the “FASB”) issued Update No. 2017-04 (“ASU 2017-04”), Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This accounting guidance eliminates the requirement to compare the implied fair value of reporting unit goodwill with the carrying amount of that goodwill (commonly referred to as Step 2) from the goodwill impairment test. The new standard does not change how a goodwill impairment is identified. We will continue to perform our quantitative and qualitative goodwill impairment test by comparing the fair value of each reporting unit to its carrying amount, but if we are required to recognize a goodwill impairment charge, under the new standard the amount of the charge will be calculated by subtracting the reporting unit’s fair value from its carrying amount. Under the prior standard, if we were required to recognize a goodwill impairment charge, Step 2 required us to calculate the implied value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination and the amount of the charge was calculated by subtracting the reporting unit’s implied fair value of goodwill from its actual goodwill balance.

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

Inherent in such fair value determinations are significant judgments and estimates, including but not limited to assumptions about our future revenue, profitability and cash flows, our operational plans and our interpretation of current economic indicators and market valuations. To the extent these assumptions are incorrect or economic conditions that would impact the future operations of our segments change, any goodwill may be deemed to be impaired, and an impairment charge could have a material impact on our financial position or results of operation. As of March 29, 2019, almost all of our goodwill is contained in our Energy segment, with the remainder in our Engineering and Consulting segment.

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

On March 8, 2019, we acquired substantially all of the assets of The Weidt Group’s energy practice division. We believe the acquisition will expand our presence in the upper Midwest and better position us to help utilities make their grids more resilient.

As of March 29, 2019, we had not yet completed our final estimate of fair value of the assets acquired and liabilities assumed relating to the acquisitions of NAM, Lime Energy and The Weidt Group due to the timing of the transactions and lack of complete information necessary to finalize such estimates of fair value. Accordingly, we have preliminarily estimated the fair value of the assets acquired and the liabilities assumed and will finalize such fair value estimates within twelve months of the acquisition date. For further discussion of our acquisitions, see Note 2 “—Business Combinations” of the notes to our condensed consolidated financial statements included elsewhere in this report.

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

During each fiscal year, management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize existing deferred tax assets. For fiscal year 2017, we ultimately determined that it was more-likely-than-not that the entire California net operating loss will not be utilized prior to expiration. Significant pieces of objective evidence evaluated included our history of utilization of California net operating losses in prior years for each of our subsidiaries, as well as our forecasted amount of net operating loss utilization for certain members of the combined group. As a result, we recorded a valuation allowance in the amount of $86,000 at the end of fiscal year 2018 related to California net operating losses. There was no change to the valuation allowance during the three months ended March 29, 2019.

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

We recognize the tax benefit from uncertain tax positions if it is more likely than not that the tax positions will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefit is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. We recognize interest and penalties related to unrecognized tax benefits in income tax expense.  As of March 29, 2019, we recorded a liability of $0.4 million for uncertain tax positions related to miscellaneous tax deductions taken in open tax years. Included in this amount are $0.4 million of tax benefits that, if recognized, would affect the effective tax rate. No interest and penalties have been recorded related to unrecognized tax benefits as of March 29, 2019.

During the three months ended March 29, 2019, the Internal Revenue Service continued its audit of our tax return for the fiscal year ended December 30, 2016. We are not able to determine the impact of this examination due to the audit process having not been completed.

Adoption of New Accounting Standards

For a description of recently adopted accounting standards, see Note 1 “—Basis of Presentation, Organization and Operations of the Company—Adoption of New Accounting Standards” and Note 8 “—Leases” of the notes to our condensed consolidated financial statements included elsewhere in this report.

Results of Operations

The following table sets forth, for the periods indicated, certain information derived from our condensed consolidated statements of comprehensive (loss) income expressed as a percentage of contract revenue. Amounts may not add to the totals due to rounding.

	Fiscal Three Months Ended
	March 29,	March 30,
	2019	2018
Statement of Operations Data:
Contract revenue	100.0%	100.0%
Direct costs of contract revenue (inclusive of directly related depreciation and amortization):
Salaries and wages	16.2	20.1
Subcontractor services and other direct costs	55.5	44.1
Total direct costs of contract revenue	71.7	64.2
General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	17.2	18.4
Facilities and facility related	1.9	2.2
Stock-based compensation	2.0	1.9
Depreciation and amortization	2.9	1.9
Other	4.6	7.7
Total general and administrative expenses	28.5	32.2
(Loss) income from operations	(0.3)	3.6
Other (expense) income:
Interest expense, net	(1.2)	—
Other, net	0.0	—
Total other expense, net	(1.2)	—
(Loss) income before income taxes	(1.5)	3.6
Income tax benefit	(1.0)	(0.4)
Net (loss) income	(0.5)%	4.0%

Three Months Ended March 29, 2019 Compared to Three Months Ended March 30, 2018

Contract revenue.   Consolidated contract revenue increased $37.2 million, or 68.1%, to $91.8 million for the three months ended March 29, 2019 as compared to $54.6 million for the three months ended March 30, 2018, primarily due to incremental contract revenue from the acquisitions of Lime Energy, NAM and Weidt Group.

Contract revenue in our Energy segment increased $37.4 million to $74.7 million for the three months ended March 29, 2019 as compared to $37.3 million for the three months ended March 30, 2018. Contract revenue in our Energy segment increased primarily due to the incremental contract revenue of $38.8 million as a result of our acquisitions of Lime Energy, NAM and Weidt Group, partially offset by reductions in other Energy segment revenues due to delays in project start dates. Contract revenue in our Engineering and Consulting segment decreased $0.2 million, or 0.9%, to $17.1 million for the three months ended March 29, 2019 as compared to $17.3 million for the three months ended March 30, 2018. Contract revenue in our Engineering and Consulting segment decreased primarily due to normal quarterly fluctuations in the level of services provided.

Direct costs of contract revenue.  Direct costs of contract revenue were $65.9 million for the three months ended March 29, 2019, an increase of $30.8 million, or 87.8%, as compared to $35.1 million for the three months ended March 30, 2018. This increase was primarily due to incremental direct costs of $29.7 million from the acquisitions of Lime Energy, NAM and Weidt Group. The increase in direct costs of contract revenue as a percentage of contract revenue resulted primarily from the shifting mix of projects derived from the acquisitions.

Direct costs for our Energy segment increased $30.4 million, or 117.2% to $56.3 million, for the three months ended March 29, 2019 as compared to $25.9 million for the three months ended March 30, 2018, primarily due to incremental direct costs of $29.7 million contributed by the acquisitions of Lime Energy, NAM and Weidt Group.  Direct costs for our Engineering and Consulting segment increased $0.4 million, or 4.6%, to $9.6 million for the three months ended March 29, 2019 as compared to $9.2 million for the three months ended March 30, 2018, primarily due to the increased use of subcontractor services under certain of our existing engineering capital improvements projects.

Within direct costs of contract revenue, salaries and wages increased by $3.9 million and subcontractor services and other direct costs increased by $26.9 million for the three months ended March 29, 2019 as compared to the three months ended March 30, 2018.  Subcontractor costs increased more significantly because Lime Energy uses a larger mix of subcontractors compared to employees in completing its energy projects. As a percentage of contract revenue, salaries and wages decreased to 16.2% of contract revenue for the three months ended March 29, 2019 as compared to 20.1% for the three months ended March 30, 2018, primarily as the result of the shift in the mix of projects resulting primarily from the acquisitions of Lime Energy with its higher percentage usage of subcontractors.  Subcontractor services and other direct costs increased to 55.5% of contract revenue for the three months ended March 29, 2019 as compared to 44.1% of contract revenue for the three months ended March 30, 2018, as a result of an increase in the additional materials and subcontractors added from the acquisitions of Lime Energy, NAM and Weidt Group and increased use of subcontractors in other Willdan programs.

While subcontractor costs have increased recently, subcontractor costs can vary significantly from period to period. We expect that subcontractor costs will be higher for the remainder of fiscal 2019 than fiscal 2018 as a result of our recent acquisitions and the shift in projects in our Energy segment. For recent periods, subcontractor costs and other direct costs have been 48.7% of contract revenue for fiscal year 2018 and 55.5% and 44.1% of contract revenue for the three months ended March 29, 2019 and March 30, 2018, respectively. As a percentage of revenues, direct costs increased to 71.7% from 64.2% of contract revenues. The increase primarily reflects the change in project mix derived from the acquisition of Lime Energy, which contains a higher percentage of material and subcontractor costs, and a shift toward increased use of subcontractors in other Willdan programs.

General and administrative expenses.   General and administrative expenses increased by $8.6 million, or 49.1%, to $26.2 million for the three months ended March 29, 2019 from $17.6 million for the three months ended March 30, 2018. This increase was primarily due to an increase of $9.4 million in general and administrative expenses of our Energy segment, primarily from the increased expenses as a result of the acquisitions of Lime Energy, NAM and Weidt Group, partially offset by a decrease of $0.5 million in corporate general and administrative expenses and a decrease of $0.3 million in general and administrative expenses of our Engineering and Consulting segment. General and administrative expenses as a percentage of contract revenue decreased to 28.5% for the three months ended March 29, 2019 as compared to 32.2% for the three months ended March 30, 2018 primarily as a result of our significant increase in revenue as a result of our recent acquisitions.

Of the $8.6 million increase in general and administrative expenses for the three months ended March 29, 2019, includes approximately $5.7 million for salaries and wages, payroll taxes and employee benefits, $1.6 million for depreciation and amortization expenses, $0.8 million for stock-based compensation expenses, $0.6 million for facilities and facility related expenses and a slight decrease in other general and administrative expenses. The increase in salaries and wages, payroll taxes and employee benefits was primarily due to increases from the addition of employees from the acquisitions of The Weidt Group, Lime Energy and NAM. The increase in stock-based compensation expenses was primarily due to the issuance of new stock awards and our performance based restricted stock unit award program.

(Loss) income from operations.  Our operating loss was $0.2 million for the three months ended March 29, 2019 as compared to operating income of $2.0 million for the three months ended March 30, 2018. The loss from operations as a percentage of contract revenue was 0.3% for the three months ended March 29, 2019 as compared to a profit of 3.6% for the three months ended March 30, 2018. The decrease in operating margin was primarily attributable to an overall increase in subcontractor expenses and general and administrative expenses, partially offset by increases in contract revenue.

Total other expense, net.  Total other expense, net was $1.1 million for the three months ended March 29, 2019, as compared to $13,000 for the three months ended March 30, 2018. Total other expense, net consists of interest expense, net and other income, net. The increase was primarily attributable to an increase in interest expense due to our higher outstanding debt, primarily as a result of our Term Loan, which was incurred in the fourth quarter of 2018 in connection with our acquisition of Lime Energy.

Income tax benefit.   Income tax benefit was $0.9 million for the three months ended March 29, 2019, as compared to $0.2 million for the three months ended March 30, 2018. For both three month periods the difference between the tax expense recorded and the expense that would be recorded by applying each year’s federal statutory rate was attributable to various tax deductions and tax credits.  During the three months ended March 29, 2019 the difference between the effective tax rate and the federal statutory rate is primarily attributable to tax deductions related to the vesting of performance-based restricted stock units.  During the three months ended March 30, 2018 the difference between the effective tax rate and the federal statutory rate is primarily attributable to the recognition of a research and development tax credit on our 2016 tax return, revisions to estimates recorded in the 2016 provision for deductions attributable to Section 179D and the Domestic Production Activities Deduction and the recognition of tax deductions related to non-qualified stock option exercises recorded in the three months ended March 30, 2018. The income tax expense deductions related to disqualifying dispositions under our employee stock purchase plan and non-qualified stock option exercises have been included as an increase of 21.5% to our effective tax benefit rate for the three months ended March 29, 2019. The effective tax rate also varies from the federal statutory rate due to the impact of state income tax expense and certain expenses that are non-deductible for tax purposes, including meals and entertainment, excess compensation for covered employees and compensation expenses related to our employee stock purchase plan and incentive stock options.

Net (loss) income.  As a result of the above factors, our net loss was $0.4 million for the three months ended March 29, 2019, as compared to net income of $2.2 million for the three months ended March 30, 2018. Net loss as a percentage of contract revenue was 0.5% for the three months ended March 29, 2019 as compared to net income as a percentage of contract revenue was 4.0% for the three months ended March 30, 2018. The decrease in profit margin was primarily driven by increased subcontractor costs.

Liquidity and Capital Resources

As of March 29, 2019, we had $11.1 million of cash and cash equivalents. Our primary source of liquidity is cash generated from operations. In addition, as of March 29, 2019, we also had a $70.0 million term loan with $68.3 million aggregate principal amount outstanding and a $30.0 million revolving credit facility with BMO, each maturing on October 1, 2023. As of March 29, 2019, $14.0 million of borrowings were outstanding under the revolving credit facility with $2.7 million in letters of credit issued and $13.3 million available for borrowing under the revolving credit facility. We believe that our cash and cash equivalents on hand, cash generated by operating activities and available borrowings under the revolving credit facility will be sufficient to finance our operating activities for at least the next 12 months.

Cash Flows from Operating Activities

Cash flows provided by operating activities were $10.5 million for the three months ended March 29, 2019, as compared to cash flows used in operating activities of $6.7 million for the three months ended March 30, 2018. Cash flows provided by operating activities for the three months ended March 29, 2019 resulted primarily from a net increase in our working capital, partially offset by our net loss for the period. Cash flows used in operating activities for the three months ended March 30, 2018 resulted primarily from an increase in contract assets, and decreases in accrued liabilities and accounts payable, partially offset by a decrease in accounts receivable and our net income, as adjusted for non-cash activity such as depreciation and amortization and stock-based compensation.

Cash Flows from Investing Activities

Cash flows used in investing activities were $23.7 million for the three months ended March 29, 2019 as compared to cash flows used in investing activities of $0.1 million for the three months ended March 30, 2018. The cash flows used in investing activities for the three months ended March 29, 2019 was primarily due to cash paid for the acquisition of The Weidt Group. The cash flows used in investing activities for the three months ended March 30, 2018 was primarily due to the purchase of equipment and leasehold improvements.

Cash Flows from Financing Activities

Cash flows provided by financing activities were $9.0 million for the three months ended March 29, 2019 as compared to cash flows used in financing activities of $2.2 million for the three months ended March 30, 2018. The cash flows provided by financing activities for the three months ended March 29, 2019 were primarily attributable to borrowings under our revolving line of credit, partially offset by the payment of $2.5 million in employee payroll taxes related to the vesting of performance-based restricted stock units during the quarter. The cash flows used in financing activities for the three months ended March 30, 2018 were primarily attributable to payments of $3.0 million for contingent consideration and on notes payable related to our prior acquisitions, partially offset by $0.9 million in proceeds from stock option exercises and sales of common stock under our employee stock purchase plan.

Outstanding Indebtedness

Credit Facilities. In connection with the acquisition of Lime Energy, we entered into a credit agreement (the “Credit Agreement”) on October 1, 2018 with a syndicate of financial institutions as lenders and BMO Harris Bank, N.A., as administrative agent. The Credit Agreement initially provided for up to a $90.0 million delayed draw term loan facility (the “Term Loan Facility”) and a $30.0 million revolving credit facility (collectively, the “Credit Facilities”), each maturing on October 1, 2023. On October 10, 2018, as a result of our completed equity offering, the amount available for borrowing under the Term Loan Facility was reduced to $70.0 million. On November 9, 2018, in connection with the closing of the acquisition of Lime Energy, we borrowed $70.0 million (the “Term Loan”) under the Term Loan Facility. The proceeds of such borrowing were used to pay part of the consideration owed in connection with the acquisition along with related fees and expenses.  The Credit Agreement replaced our prior $35.0 million revolving line of credit with BMO Harris Bank, N.A. In connection with the acquisition of The Weidt Group in March 2019, we entered into the First Amendment to the Credit Agreement, dated March 8, 2019, with a syndicate of financial institutions as lenders, and BMO Harris Bank, N.A., as administrative agent, in order to permit the acquisition under the Credit Agreement.

The Credit Facilities bear interest at a rate equal to either, at our option, (i) the highest of the prime rate, the Federal Funds Rate plus 0.50% or one-month LIBOR plus 1.00% (“Base Rate”) or (ii) LIBOR, in each case plus an applicable margin ranging from 0.25% to 3.00% with respect to Base Rate borrowings and 1.25% to 4.00% with respect to LIBOR borrowings. The applicable margin is based upon our consolidated total leverage ratio. We will also pay a commitment fee for the unused portion of the revolving credit facility, which ranges from 0.20% to 0.40% per annum depending on our consolidated total leverage ratio, and fees on the face amount of any letters of credit outstanding under the revolving credit facility, which range from 0.94% to 4.00% per annum, in each case, depending on whether such letter of credit is a performance or financial letter of credit and our consolidated total leverage ratio. The Term Loan amortizes quarterly in an amount equal to 10% annually, with a final payment of all then remaining principal due on the maturity date on October 1, 2023.

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

The Credit Agreement requires compliance with financial covenants, including a maximum total leverage ratio and a minimum fixed charge coverage ratio. The Credit Agreement also contains customary restrictive covenants, including (i) restrictions on the incurrence of additional indebtedness and additional liens on property, (ii) restrictions on permitted acquisitions and other investments and (iii) limitations on asset sales, mergers and acquisitions. Further, the Credit Agreement limits our payment of future dividends and distributions and share repurchases by us. Subject to certain exceptions, the Credit Facilities are also subject to mandatory prepayment from (a) any issuances of debt or equity securities, (b) any sale or disposition of assets, (c) insurance and condemnation proceeds (d) representation and warranty insurance proceeds related to the Merger Agreement and (e) excess cash flow. The Credit Agreement includes customary events of default.

As of March 29, 2019, we had $68.3 million aggregate principal amount outstanding on the Term Loan, $14.0 million of borrowings outstanding under the revolving credit facility with $2.7 million in letters of credit issued and $13.3 million available for borrowing under the revolving credit facility.

We believe that, as of March 29, 2019, we were in compliance with all covenants contained in the Credit Agreement.

On January 31, 2019, we entered into an interest swap agreement for $35.0 million notional amount. The interest swap agreement was designated as a cash flow hedge to fix the variable interest rate on a portion of the outstanding principal amount under our Term Loan. The interest swap fixed rate is 2.47% and the amortization is quarterly in an amount equal to 10% annually. The interest swap agreement expires on January 31, 2022. As of March 29, 2019, our composite interest rate, exclusive of the effects of upfront fees, undrawn fees and issuance cost amortization, was 5.48%.

Insurance Premiums. We have also financed, from time to time, insurance premiums by entering into unsecured notes payable with insurance companies. During our annual insurance renewals in the fourth quarter of our fiscal year ended December 28, 2018, we elected to finance our insurance premiums for the 2019 fiscal year. The unpaid balance of the financed premiums totaled $1.1 million for the three months ended March 29, 2019.

Contractual obligations

As of March 29, 2019, our aggregate long-term debt obligations increased by $12.3 million since December 28, 2018, which increase was primarily comprised of increased borrowings under our revolving credit facility related to the acquisition of Weidt Group. We had no material changes in commitments for operating lease obligations or finance lease obligations as of March 29, 2019, as compared to those disclosed in our table of contractual obligations included in our Annual Report on Form 10-K for the year ended December 28, 2018.

We are obligated to pay earn-out payments in connection with our acquisitions of Integral Analytics and substantially all of the assets of 360 Energy Engineers, LLC (“360 Energy”). We are obligated to pay up to $12.0 million in cash based on future work obtained from the business of Integral Analytics during the three years after the closing of the acquisition, payable in installments if certain financial targets are met during the three years. As of March 29, 2019, we had contingent consideration payable of $3.6 million related to these acquisitions. For the three months ended March 29, 2019, our statement of operations includes $0.1 million of accretion (excluding fair value adjustments) related to the contingent consideration.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements or liabilities. In addition, we do not have any majority-owned subsidiaries or any interests in, or relationships with, any special-purpose entities that are not included in the condensed consolidated financial statements. We have, however, entered into an administrative services agreement with Genesys pursuant to which WES, our wholly-owned subsidiary, will provide Genesys with ongoing administrative, operational and other non-professional support services. We manage Genesys and have the power to direct the activities that most significantly impact Genesys’ performance, in addition to being obligated to absorb expected losses from Genesys. Accordingly, we are the primary beneficiary of Genesys and consolidate Genesys as a variable interest entity.

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

As of March 29, 2019, we had cash and cash equivalents of $11.1 million. This amount represents cash on hand in business checking accounts with BMO.

We do not engage in trading activities and do not participate in foreign currency transactions.

We are subject to interest rate risk in connection with our Term Loan and borrowings under our revolving credit facility, each of which bears interest at variable rates. As of March 29, 2019, we had $68.3 million aggregate principal amount outstanding on the Term Loan, $14.0 million of borrowings outstanding under the revolving credit facility with $2.7 million in letters of credit issued and $13.3 million available for borrowing under the revolving credit facility.  Borrowings under the Credit Agreement bear interest at a rate equal to either, at our option, (i) the highest of the prime rate, the Federal Funds Rate plus 0.5% or one-month LIBOR plus 1.00% (the “Base Rate”) or (ii) LIBOR, in each case plus an applicable margin ranging from 0.25% to 3.00% with respect to Base Rate borrowings and 1.25% to 4.00% with respect to LIBOR borrowings. The applicable margin is based upon our consolidated leverage ratio. We are also required to pay a commitment fee for the unused portion of the revolving line of credit, which ranged from 0.20% to 0.40% per annum, and fees on any letters of credit drawn under the facility, which ranges from 0.94% to 4.00%, in each case, depending on whether such letter of credit is a performance or financial letter of credit and our consolidated total leverage ratio. The Term Loan amortizes quarterly in an amount equal to 10% annually, with a final payment of all then remaining principal due on the maturity date of October 1, 2023.

On January 31, 2019, we entered into an interest swap agreement for $35.0 million notional amount. The interest swap agreement was designated as a cash flow hedge to fix the variable interest rate on a portion of the outstanding principal amount under our Term Loan. The interest swap fixed rate is 2.47% and the amortization is quarterly in an amount equal to 10% annually. The interest swap agreement expires on January 31, 2022.

Based upon the amount of our outstanding indebtedness as of March 29, 2019, a one percentage point change in the assumed interest rate would change our annual interest expense by approximately $0.5 million in 2019.

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

In connection with the preparation of this Quarterly Report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 29, 2019. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, as of March 29, 2019. No change in our internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Because litigation outcomes are inherently unpredictable, our evaluation of legal proceedings often involves a series of complex assessments by management about future events and can rely heavily on estimates and assumptions. If the assessments indicate that loss contingencies that could be material to any one of our financial statements are not probable, but are reasonably possible, or are probable, but cannot be estimated, then we disclose the nature of the loss contingencies, together with an estimate of the possible loss or a statement that such loss is not reasonably estimable. While the consequences of certain unresolved proceedings are not presently determinable, and a reasonable estimate of the probable and reasonably possible loss or range of loss in excess of amounts accrued for such proceedings cannot be made, an adverse outcome from such proceedings could have a material adverse effect on our earnings in any given reporting period. However, in the opinion of our management, after consulting with legal counsel, and taking into account insurance coverage, the ultimate liability related to current outstanding claims and lawsuits is not expected to have a material adverse effect on our condensed consolidated financial statements.

Item 1A. Risk Factors

There are no material changes to the risk factors set forth in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 28, 2018.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On March 8, 2019, we repurchased 799 shares of our common stock at an average price of $36.00 per share from employees to satisfy tax withholding obligations incurred in connection with the vesting of restricted stock.

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

10.1*

First Amendment to the Credit Agreement, dated as of October 1, 2018, by and among Willdan Group, Inc., as Borrower, the Guarantors (as defined therein), the Lenders (as defined therein) from time to time party thereto, BMO Harris Bank N.A., as Arranger and Administrative Agent and MUFG Union Bank, N.A., as Arranger.

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
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of March 29, 2019 and December 28, 2018; (ii) the Condensed Consolidated Statements of Comprehensive (Loss) Income for the three months ended March 29, 2019 and March 30, 2018; (iii) the Condensed Consolidated Statements of Stockholders Equity for the three months ended March 29, 2019; (iv) the Condensed Consolidated Statement of Cash Flows for the three months ended March 29, 2019 and March 30, 2018 and (iv) the Notes to the Condensed Consolidated Financial Statements.

*	Filed herewith.

**          Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLDAN GROUP, INC.

By:	/s/ Stacy B. McLaughlin
Stacy B. McLaughlin
Vice President and Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer and duly authorized officer)
Date: May 6, 2019