Form 10-Q
period 2019-06-28
Willdan Group, Inc.
filed 2019-08-02
CIK 1370450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2019

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

Not Applicable

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report).

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	WLDN	The Nasdaq Stock Market LLC (Nasdaq Global Market)

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

As of August 1, 2019, there were 11,244,856 shares of common stock, $0.01 par value per share, of Willdan Group, Inc. issued and outstanding.

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

•	our ability to successfully integrate our acquisitions, including our acquisitions of Lime Energy, The Weidt Group Inc. and Onsite Energy Corporation and execute on our growth strategy,
•	our ability to make principal and interest payments on our outstanding debt as they come due and comply with financial and other covenants in our Credit Agreement (as defined herein), and
•	our ability to obtain financing and to refinance our outstanding debt as it matures.

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 28,	December 28,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$27,602,000	$15,259,000
Accounts receivable, net of allowance for doubtful accounts of $501,000 and $442,000 at June 28, 2019 and December 28, 2018, respectively	46,828,000	61,346,000
Contract assets	60,433,000	51,851,000
Other receivables	3,649,000	1,893,000
Prepaid expenses and other current assets	5,143,000	5,745,000
Total current assets	143,655,000	136,094,000
Equipment and leasehold improvements, net	10,556,000	7,998,000
Goodwill	110,204,000	97,748,000
Right-of-use assets	12,036,000	—
Other intangible assets, net	48,087,000	44,364,000
Other assets	4,366,000	3,311,000
Deferred income taxes, net	12,488,000	12,321,000
Total assets	$341,392,000	$301,836,000
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$30,261,000	$36,829,000
Accrued liabilities	40,174,000	37,401,000
Contingent consideration payable	1,681,000	3,113,000
Contract liabilities	5,291,000	5,075,000
Notes payable	10,643,000	8,572,000
Finance lease obligations	396,000	320,000
Lease liability	4,056,000	—
Total current liabilities	92,502,000	91,310,000
Contingent consideration payable	1,040,000	1,616,000
Notes payable	90,139,000	63,139,000
Finance lease obligations, less current portion	261,000	224,000
Lease liability, less current portion	8,944,000	—
Deferred lease obligations	—	724,000
Other noncurrent liabilities	981,000	534,000
Total liabilities	193,867,000	157,547,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized; 11,194,000 and 10,968,000 shares issued and outstanding at June 28, 2019 and December 28, 2018, respectively	112,000	110,000
Additional paid-in capital	116,457,000	114,008,000
Accumulated other comprehensive loss	(438,000)	—
Retained earnings	31,394,000	30,171,000
Total stockholders’ equity	147,525,000	144,289,000
Total liabilities and stockholders’ equity	$341,392,000	$301,836,000

See accompanying notes to the unaudited condensed consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2019	2018	2019	2018

Contract revenue	$104,396,000	$59,833,000	$196,189,000	$114,428,000

Direct costs of contract revenue (inclusive of directly related depreciation and amortization):
Salaries and wages	15,624,000	11,127,000	30,534,000	22,125,000
Subcontractor services and other direct costs	57,623,000	25,544,000	108,571,000	49,613,000
Total direct costs of contract revenue	73,247,000	36,671,000	139,105,000	71,738,000

General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	15,437,000	10,725,000	30,406,000	20,750,000
Facilities and facility related	2,047,000	1,386,000	3,819,000	2,595,000
Stock-based compensation	2,224,000	1,662,000	4,041,000	2,726,000
Depreciation and amortization	2,866,000	1,111,000	5,520,000	2,175,000
Other	5,802,000	4,073,000	10,759,000	8,265,000
Total general and administrative expenses	28,376,000	18,957,000	54,545,000	36,511,000
Income from operations	2,773,000	4,205,000	2,539,000	6,179,000

Other (expense) income:
Interest expense, net	(1,221,000)	(30,000)	(2,342,000)	(53,000)
Other, net	18,000	9,000	29,000	19,000
Total other expense, net	(1,203,000)	(21,000)	(2,313,000)	(34,000)
Income before income taxes	1,570,000	4,184,000	226,000	6,145,000

Income tax (benefit) expense	(70,000)	869,000	(997,000)	627,000
Net income	$1,640,000	$3,315,000	$1,223,000	$5,518,000

Other comprehensive income:
Loss on cash flow hedge valuations	$(219,000)	$—	$(438,000)	$—
Comprehensive income	$1,421,000	$3,315,000	$785,000	$5,518,000

Earnings per share:
Basic	$0.15	$0.38	$0.11	$0.63
Diluted	$0.14	$0.36	$0.10	$0.60

Weighted-average shares outstanding:
Basic	11,100,000	8,796,000	11,037,000	8,775,000
Diluted	11,679,000	9,288,000	11,670,000	9,247,000

See accompanying notes to the unaudited condensed consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional	Accumulated
	Common Stock		Paid-in	Other Comprehensive
	Shares	Amount	Capital	Loss/Gain	Retained Earnings	Total
Balances at December 29, 2017	8,799,000	$88,000	$50,976,000	$—	$20,141,000	$71,205,000
Shares of common stock issued in connection with employee stock purchase plan	30,000	—	617,000	—	—	617,000
Shares of common stock issued in connection with incentive stock plan	32,000	1,000	278,000	—	—	279,000
Stock-based compensation expense	—	—	1,064,000	—	—	1,064,000
Net income	—	—	—	—	2,203,000	2,203,000
Balance at March 30, 2018	8,861,000	$89,000	$52,935,000	$—	$22,344,000	$75,368,000
Shares of common stock issued in connection with incentive stock plan	11,000	—	61,000	—	—	61,000
Shares used to pay taxes on stock grants	(15,000)	—	(442,000)	—	—	(442,000)
Stock-based compensation expense	—	—	1,662,000	—	—	1,662,000
Net income	—	—	—	—	3,315,000	3,315,000
Balance at June 29, 2018	8,857,000	$89,000	$54,216,000	$—	$25,659,000	$79,964,000

			Additional	Accumulated
	Common Stock		Paid-in	Other Comprehensive
	Shares	Amount	Capital	Loss/Gain	Retained Earnings	Total
Balance at December 28, 2018	10,968,000	$110,000	$114,008,000	$—	$30,171,000	$144,289,000
Shares of common stock issued in connection with employee stock purchase plan	28,000	—	749,000	—	—	749,000
Shares of common stock issued in connection with incentive stock plan	21,000	—	291,000	—	—	291,000
Unregistered sales of equity securities and use of proceeds	(66,000)	(1,000)	(2,515,000)	—	—	(2,516,000)
Issuance of restricted stock award and units	175,000	2,000	(2,000)	—	—	—
Stock-based compensation expense	—	—	1,817,000	—	—	1,817,000
Net loss	—	—	—	—	(417,000)	(417,000)
Loss on cash flow hedge valuations	—	—	—	(219,000)	—	(219,000)
Balance at March 29, 2019	11,126,000	$111,000	$114,348,000	$(219,000)	$29,754,000	$143,994,000
Shares of common stock issued in connection with incentive stock plan	77,000	1,000	231,000	—	—	232,000
Shares used to pay taxes on stock grants	(9,000)	—	(346,000)	—	—	(346,000)
Stock-based compensation expense	—	—	2,224,000	—	—	2,224,000
Net income	—	—	—	—	1,640,000	1,640,000
Loss on cash flow hedge valuations	—	—	—	(219,000)	—	(219,000)
Balance at June 28, 2019	11,194,000	$112,000	$116,457,000	$(438,000)	$31,394,000	$147,525,000

See accompanying notes to the unaudited condensed consolidated financial statements

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 28,	June 29,
	2019	2018
Cash flows from operating activities:
Net income	$1,223,000	$5,518,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,712,000	2,243,000
Deferred income taxes, net	(167,000)	(792,000)
Gain on sale/disposal of equipment	(8,000)	(14,000)
Provision for doubtful accounts	202,000	344,000
Stock-based compensation	4,041,000	2,726,000
Accretion and fair value adjustments of contingent consideration	(627,000)	622,000
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts receivable	15,998,000	16,294,000
Contract assets	(8,148,000)	(16,910,000)
Other receivables	(1,719,000)	1,056,000
Prepaid expenses and other current assets	877,000	385,000
Other assets	(615,000)	(94,000)
Accounts payable	(6,615,000)	(6,915,000)
Accrued liabilities	2,036,000	722,000
Contract liabilities	65,000	(1,158,000)
Deferred lease obligations	—	17,000
Right-of-use assets	240,000	—
Net cash provided by operating activities	12,495,000	4,044,000
Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(3,619,000)	(511,000)
Proceeds from sale of equipment	44,000	36,000
Cash paid for acquisitions, net of cash acquired	(21,800,000)	(2,994,000)
Net cash used in investing activities	(25,375,000)	(3,469,000)
Cash flows from financing activities:
Payments on contingent consideration	(1,381,000)	(3,199,000)
Payments on notes payable	(929,000)	(383,000)
Payments on debt issuance costs	(577,000)	—
Borrowings under term loan facility and line of credit	100,000,000	—
Repayments under term loan facility and line of credit	(70,000,000)	(500,000)
Principal payments on finance leases	(300,000)	(207,000)
Proceeds from stock option exercise	523,000	341,000
Proceeds from sales of common stock under employee stock purchase plan	749,000	616,000
Shares used to pay taxes on stock grants	(2,862,000)	(442,000)
Net cash provided by (used in) financing activities	25,223,000	(3,774,000)
Net increase (decrease) in cash and cash equivalents	12,343,000	(3,199,000)
Cash and cash equivalents at beginning of period	15,259,000	14,424,000
Cash and cash equivalents at end of period	$27,602,000	$11,225,000
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,156,000	$53,000
Income taxes	2,040,000	215,000
Supplemental disclosures of noncash investing and financing activities:
Loss on cash flow hedge valuations, net of tax	(438,000)	—
Equipment acquired under finance leases	413,000	187,000

See accompanying notes to the unaudited condensed consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 28, 2019
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

The condensed consolidated statement of stockholders' equity includes repurchases of shares of our common stock from employees to satisfy tax withholding obligations incurred in connection with the vesting of restricted stock or performance stock units, which amount is presented as a reduction of additional paid-in capital and common stock.

Nature of Business

Willdan Group, Inc. and subsidiaries (the “Company”) is a provider of professional technical and consulting services to utilities, private industry, and public agencies at all levels of government. The Company enables its clients to realize cost and energy savings by providing a wide range of specialized services without having to incur and maintain the overhead necessary to develop staffing in-house. Such services include energy and sustainability, engineering, construction management and planning and economic and financial consulting. The Company operates its business through a nationwide network of offices spread across 24 states and the District of Columbia.  Its clients primarily consist of public and governmental agencies, including cities, counties, public utilities, redevelopment agencies, water districts, school districts and universities, state agencies, federal agencies, a variety of other special districts and agencies, private utilities and industry and tribal governments.  The Company’s business with public and private utilities is concentrated primarily in California, New York and North Carolina and its business with public agencies is concentrated in California, New York and Arizona.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Willdan Group, Inc. (“WGI”) and its wholly-owned subsidiaries, Willdan Energy Solutions (“WES”), Willdan Engineering, Willdan Infrastructure, Public Agency Resources and Willdan Financial Services and their respective subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

As of June 28, 2019, the Company had one VIE—Genesys Engineering, P.C. (“Genesys”). Pursuant to New York law, the Company does not own capital stock of Genesys and does not have control over the professional decision making of Genesys’ engineering services. The Company, however, has entered into an administrative services agreement with Genesys pursuant to which WES, the Company’s wholly-owned subsidiary, will provide Genesys with ongoing administrative, operational and other non-professional support services. The Company manages Genesys and has the power to direct the activities that most significantly impact Genesys’ performance, in addition to being obligated to absorb expected losses from Genesys. Accordingly, the Company is the primary beneficiary of Genesys and consolidates Genesys as a VIE.

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

Segment Information

WGI is a holding company with six wholly-owned subsidiaries. The Company presents segment information externally consistent with the manner in which the Company’s chief operating decision maker reviews information to assess performance and allocate resources. WGI performs administrative functions on behalf of its subsidiaries, such as treasury, legal, accounting, information systems, human resources and certain business development activities, and earns revenue that is only incidental to the activities of the enterprise. As a result, WGI does not meet the definition of an operating segment. The Company’s two segments are Energy and Engineering and Consulting.  The Company’s principal segment, Energy, consists of the business of its subsidiary, WES, which offers energy and sustainability consulting services to utilities public agencies and private industry. The Company’s Engineering and Consulting segment includes the operation of the Company’s remaining direct subsidiaries, Willdan Engineering, Willdan Infrastructure, Public Agency Resources and Willdan Financial Services. Willdan Engineering provides civil engineering-related construction management, building and safety, city engineering, city planning, geotechnical, material testing and other engineering consulting services to its clients. Willdan Infrastructure, which was launched in fiscal year 2013, provides engineering services to larger rail, port, water, mining and other civil engineering projects. Public Agency Resources primarily provides staffing to Willdan Engineering. Willdan Financial Services provides economic and financial consulting to public agencies. See Note 11 “—Segment Information” for segment information for the current and prior period.

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

The increase in contract assets and contract liabilities for the six months ended June 28, 2019 were primarily attributable to normal business operations.

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

Revenue on the vast majority of the Company’s contracts is recognized over time because of the continuous transfer of control to the customer. Revenue on fixed price contracts is recognized on the percentage-of-completion method based generally on the ratio of direct costs incurred-to-date to estimated total direct costs at completion. The Company uses the percentage-of-completion method to better match the level of work performed at a certain point in time in relation to the effort that will be required to complete a project. In addition, the percentage-of-completion method is a common method of revenue recognition in the Company’s industry.

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

Under ASC 606, variable consideration should be considered when determining the transaction price and estimates should be made for the variable consideration component of the transaction price, as well as assessing whether an estimate of variable consideration is constrained. For certain of the Company’s contracts, variable consideration can arise from modifications to the scope of services resulting from unapproved change orders or customer claims. Variable consideration is included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. The Company’s estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on assessments of legal enforceability, the Company’s performance, and all information (historical, current and forecasted) that is reasonably available to the Company.

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

Direct costs of contract revenue exclude that portion of technical and nontechnical salaries and wages related to marketing efforts, vacations, holidays and other time not spent directly generating revenue under existing contracts. Such costs are included in general and administrative expenses in the accompanying condensed consolidated statements of comprehensive income. Additionally, payroll taxes, bonuses and employee benefit costs for all Company personnel are included in general and administrative expenses in the accompanying condensed consolidated statements of comprehensive income since no allocation of these costs is made to direct costs of contract revenue. No allocation of facilities costs is made to direct costs of contract revenue. Other companies may classify as direct costs of contract revenue some of the costs that the Company classifies as general and administrative costs. The Company expenses direct costs of contract revenue when incurred.

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

Retainage, included in contract assets, represents amounts withheld from billings to the Company’s clients pursuant to provisions in the contracts and may not be paid to the Company until specific tasks are completed or the project is completed and, in some instances, for even longer periods. At June 28, 2019 and December 28, 2018, contract assets included retainage of approximately $4.3 million and $6.7 million, respectively.

Disaggregation of Revenue

The following tables provides information about disaggregated revenue of the Company’s two segments Energy and Engineering and Consulting by contract type, client type and geographical region for the six months ended June 28, 2019:

Contract Type	Energy	Engineering and Consulting	Total
Time-and-materials	$7,348,000	$27,654,000	$35,002,000
Unit-based	120,629,000	7,163,000	127,792,000
Fixed price	31,998,000	1,397,000	33,395,000
Total	$159,975,000	$36,214,000	$196,189,000

Client Type	Energy	Engineering and Consulting	Total
Commercial	$16,035,000	$2,626,000	$18,661,000
Government	23,445,000	33,330,000	56,775,000
Utilities	120,495,000	258,000	120,753,000
Total	$159,975,000	$36,214,000	$196,189,000

Geography	Energy	Engineering and Consulting	Total
Domestic	$159,975,000	$36,214,000	$196,189,000

Goodwill

Goodwill represents the excess of costs over fair value of the assets acquired. The Company completes its annual testing of goodwill as of the last day of the first month of its fourth fiscal quarter each year to determine whether there is impairment. Goodwill, which has an indefinite useful life, is not amortized, but instead tested for impairment at least annually or more frequently if events and circumstances indicate that the asset might be impaired. Impairment losses for reporting units are recognized to the extent that a reporting unit’s carrying amount exceeds its fair value. The reporting units for purposes of testing goodwill impairment coincide with the Company’s reportable segments used for segment reporting purposes.

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

The Company’s financial instruments consist primarily of cash, cash equivalents, accounts receivable, contract assets, other receivables, prepaid expenses and other current assets, accounts payable, accrued liabilities and contract liabilities, and approximate their fair values because of the relatively short period of time between the origination of these instruments and their expected realization or payment. As of June 28, 2019, debt issuance costs of $1.6 million related to the Company’s Credit Facilities were included in assets.

The carrying amounts of certain other assets and contingent consideration are discounted to their present value because the time between the origination of these instruments and their expected realization or payment is greater than one year.

The carrying amounts of the derivative financial instrument is valued based on Level 2 inputs.

The carrying amounts of debt obligations approximate their fair values since the terms are comparable to terms currently offered by local lending institutions for loans of similar terms to companies with comparable credit risk.

On January 31, 2019, the Company entered into an interest rate swap agreement that the Company designated as cash flow hedge to fix the variable interest rate on a portion of the Company’s 2018 Term Loan Facility (as defined in Note 7 “—Debt Obligations”). The interest rate swap agreement has a total notional amount of $35.0 million, a fixed interest rate of 2.47% and expires on January 31, 2022. For further discussion of this derivative contract, see Note 13 “—Derivative Financial Instruments” below.

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

Liquidity

As of June 28, 2019, the Company had $27.6 million of cash and cash equivalents. The Company’s primary source of liquidity is cash generated from operations. In addition, as of June 28, 2019, the Company had a $100.0 million term loan outstanding, a $50.0 million revolving credit facility with no borrowed amounts outstanding and $2.7 million in letters of credit issued, and a $50.0 million delayed draw term loan with no amounts outstanding, each with a syndicate of financial institutions as lenders and BMO Harris Bank, N.A. (“BMO”), as administrative agent, and scheduled to mature on June 26, 2024 (see Note 7 “—Debt Obligations” below). The Company believes that its cash and cash equivalents on hand, cash generated by operating activities and funds available under its Credit Facilities (as defined in Note 7 “—Debt Obligations”) will be sufficient to finance its operating activities for at least the next 12 months.

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

2.           BUSINESS COMBINATIONS

Acquisition of The Weidt Group

On March 8, 2019, the Company acquired substantially all of the assets and liabilities of the energy practice division of The Weidt Group Inc. (“The Weidt Group”). The Company believes the acquisition will expand its presence in the upper Midwest and better position the Company to help utilities make their grids more resilient. Pursuant to the terms of the Asset Purchase Agreement, dated March 8, 2019, by and among the Company, WES and The Weidt Group, WES paid a cash purchase price of $22.1 million, inclusive of working capital adjustments. The Weidt Group’s financial information is included within the Energy segment. The Company expects to finalize the purchase price allocation with respect to this transaction during the first quarter of 2020.

The acquisition was accounted for as a business combination in accordance with ASC 805. Under ASC 805, the Company recorded the acquired assets and assumed liabilities at their estimated fair value with the excess allocated to goodwill. Goodwill represents the value the Company expects to achieve through the operational synergies, the expansion into new markets and the acquired company’s assembled work force. The Company estimates that the entire $12.5 million of goodwill resulting from the acquisition will be tax deductible.

Consideration for the acquisition includes the following:

The Weidt Group
Cash paid	$21,800,000
Other working capital adjustment	336,000
Total consideration	$22,136,000

The following table summarizes the preliminary amounts for the acquired assets recorded at their estimated fair value as of the acquisition date:

The Weidt Group
Current assets	$2,317,000
Non-current assets[1]	25,000
Equipment and leasehold improvements, net	198,000
Right-of-use assets	1,730,000
Current lease liability	(245,000)
Non-current lease liability	(1,533,000)
Liabilities	(612,000)
Backlog	600,000
Customer relationships	3,800,000
Tradename	500,000
Developed technology	2,900,000
Goodwill	12,456,000
Net assets acquired	$22,136,000

(1)	Excluded from non-current assets are equipment and leasehold improvements, net, right-of-use assets, customer relationships, tradename, developed technology, backlog and goodwill.

The following unaudited pro forma financial information for the three and six months ended June 28, 2019 and June 29, 2018 assumes that the acquisition of all the assets and liabilities of The Weidt Group occurred on December 30, 2017 and that the acquisition of all the outstanding shares of Lime Energy Co. occurred on December 31, 2016 as follows:

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
In thousands (except per share data)	2019	2018	2019	2018
Pro forma revenue	$104,396	$101,322	$198,516	$193,776

Pro forma income from operations	$2,773	$5,187	$2,485	$6,784
Pro forma net income[1]	$1,640	$3,226	$1,206	$3,768

Earnings per share:
Basic	$0.15	$0.30	$0.11	$0.35
Diluted	$0.14	$0.29	$0.10	$0.33

Weighted average shares outstanding:
Basic	11,100	10,809	11,037	10,788
Diluted	11,679	11,301	11,670	11,260

(1)	Adjustments to pro forma net income include income from operations, amortization and interest expenses.

This pro forma supplemental information does not purport to be indicative of what the Company’s operating results would have been had the acquisition of The Weidt Group transaction occurred on December 30, 2017 and the acquisition of Lime Energy Co. occurred on December 31, 2016, and may not be indicative of future operating results.

There were $0.1 million and $0.3 million in acquisition related costs associated with The Weidt Group that were included in other general and administrative expenses in the condensed consolidated statements of comprehensive income for the three and six months ended June 28, 2019, respectively.

During the three and six months ended June 28, 2019, the acquisition of The Weidt Group contributed $3.2 million and $4.1 million in revenue and $0.4 million and $0.5 million in income from operations, respectively.

Acquisition of Lime Energy

On October 1, 2018, the Company, through two of its wholly-owned subsidiaries, WES and Luna Fruit, Inc., a Delaware corporation and wholly-owned subsidiary of WES (“Merger Sub”), entered into an agreement to acquire all of the outstanding shares of capital stock of Lime Energy Co. (“Lime Energy”), pursuant to an agreement and plan of merger dated October 1, 2018 (the “Merger Agreement”), by and among WES, Merger Sub, Lime Energy, and Luna Stockholder Representative, LLC, as representative of the participating securityholders of Lime Energy. The Company believes the addition of Lime Energy’s capabilities will significantly expand and diversify its client base within the energy efficiency services market and geographic presence across the United States. Lime Energy’s financial information is included within the Energy segment. The Company expects to finalize the purchase price allocation with respect to this transaction during the fourth quarter of 2019.

On November 9, 2018, the Company completed the acquisition and, pursuant to the Merger Agreement, Merger Sub was merged with and into Lime Energy, with Lime Energy surviving as a wholly-owned indirect subsidiary of the Company. The aggregate purchase price paid in the acquisition was $122.4 million, inclusive of closing holdbacks and adjustments. A portion of the purchase price was deposited into escrow accounts to secure certain potential post-closing obligations of the participating securityholders. The Company paid the purchase price for the acquisition using a combination of cash on hand (including $50.0 million of the $56.4 million in net proceeds received from the Company’s equity offering in October 2018) and proceeds from the Company’s borrowings under a term loan under its 2018 Credit Facilities (see Note 7 “—Debt Obligations” below).

The acquisition was accounted for as a business combination in accordance with ASC 805. Under ASC 805, the Company recorded the acquired assets and assumed liabilities at their estimated fair value with the excess allocated to goodwill. Goodwill represents the value the Company expects to achieve through the operational synergies, the expansion into new markets and the acquired company’s assembled work force. The Company estimates that the entire $57.5 million of goodwill resulting from the acquisition will not be tax deductible. Consideration for the acquisition includes the following:

Lime Energy
Cash paid	$122,376,000
Other working capital adjustment	63,000
Total consideration	$122,439,000

The following table summarizes the preliminary amounts for the acquired assets and liabilities recorded at their estimated fair value as of the acquisition date:

Lime Energy
Current assets[1]	$45,401,000
Non-current assets[2]	13,847,000
Cash	1,090,000
Equipment and leasehold improvements, net	1,892,000
Liabilities	(33,603,000)
Customer relationships	19,400,000
Tradename	5,970,000
Developed technology	10,200,000
Backlog	730,000
Goodwill	57,512,000
Net assets acquired	$122,439,000

(1)	Excluded from current assets is cash
(2)	Excluded from non-current assets are equipment and leasehold improvements, net, customer relationships, tradename, developed technology, backlog and goodwill.

There were $0.2 million in acquisition related costs associated with Lime Energy included in other general and administrative expenses in the condensed consolidated statements of comprehensive income for the three and six months ended June 28, 2019.

The following unaudited pro forma financial information for the three and six months ended June 28, 2019 and June 29, 2018 assumes that acquisition of all the outstanding shares of Lime Energy occurred on December 31, 2016 and that acquisition of all the assets and liabilities of The Weidt Group occurred on December 30, 2017 as follows:

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
In thousands (except per share data)	2019	2018	2019	2018
Pro forma revenue	$104,396	$101,322	$198,516	$193,776

Pro forma income from operations	$2,773	$5,187	$2,485	$6,784
Pro forma net income[1]	$1,640	$3,226	$1,206	$3,768

Earnings per share:
Basic	$0.15	$0.30	$0.11	$0.35
Diluted	$0.14	$0.29	$0.10	$0.33

Weighted average shares outstanding:
Basic	11,100	10,809	11,037	10,788
Diluted	11,679	11,301	11,670	11,260

(1)	Adjustments to pro forma net income include income from operations, amortization and interest expenses.

This pro forma supplemental information does not purport to be indicative of what the Company’s operating results would have been had the acquisition of Lime Energy transaction occurred on December 31, 2016 and had the acquisition of The Weidt Group occurred on December 30, 2017, and may not be indicative of future operating results.

During the three and six months ended June 28, 2019, the acquisition of Lime Energy contributed $38.8 million and $75.4 million in revenue and $0.9 million and $1.2 million in income from operations, respectively.

Acquisition of Newcomb Anderson McCormick

On April 30, 2018, the Company, through its wholly-owned subsidiary, WES, acquired all of the outstanding equity interests of Newcomb Anderson McCormick, Inc. (“NAM”). NAM is an energy engineering and consulting company with offices in San Francisco and Los Angeles that provides clients with mechanical engineering expertise and comprehensive energy efficiency programs and services. Pursuant to the terms of the Stock Purchase Agreement, dated April 30, 2018, by and among the Company, WES and NAM, WES paid NAM shareholders a cash purchase price of $4.0 million, inclusive of earn-out payments and working capital adjustments.  The Company finalized the purchase price allocation with respect to this transaction during the second quarter of 2019. NAM’s financial information is included within the Energy segment.

3.           GOODWILL AND OTHER INTANGIBLE ASSETS

As of June 28, 2019, the Company had $110.2 million of goodwill, which primarily relates to the Energy segment and the acquisitions within this segment of The Weidt Group, Lime Energy, NAM, Integral Analytics and Abacus Resource Management Company (“Abacus”) and substantially all of the assets of Genesys and 360 Energy Engineers, LLC (“360 Energy”). The remaining goodwill relates to the Engineering and Consulting segment and the acquisition within this segment of Economists.com, LLC. The changes in the carrying value of goodwill by reporting unit for the six months ended June 28, 2019 were as follows:

	December 28,	Additional	Additions /	June 28,
Reporting Unit	2018	Purchase Cost	Adjustments	2019
Energy	$96,999,000	$12,456,000	$—	$109,455,000
Engineering and Consulting	749,000	—	—	749,000
	$97,748,000	$12,456,000	$—	$110,204,000

The gross amounts and accumulated amortization of the Company’s acquired identifiable intangible assets with finite useful lives as of June 28, 2019 included in other intangible assets, net in the accompanying condensed consolidated balance sheets, were as follows:

	June 28, 2019		December 28, 2018
	Gross	Accumulated	Gross	Accumulated	Amortization
	Amount	Amortization	Amount	Amortization	Period (yrs)
Backlog	$3,114,000	$2,270,000	$2,514,000	$2,155,000	0.1	-	5.0
Tradename	10,801,000	3,938,000	10,301,000	3,118,000	2.5	-	6.0
Non-compete agreements	1,420,000	1,194,000	1,420,000	1,042,000			4.0
Developed technology	15,820,000	2,233,000	12,920,000	944,000			8.0
In-process research and technology[1]	1,690,000	—	1,690,000	—			—
Customer relationships	29,019,000	4,142,000	25,219,000	2,441,000	5.0	-	8.0
	$61,864,000	$13,777,000	$54,064,000	$9,700,000

(1)	In-process research and technology will not be amortized until put into use.

The Company’s amortization expense for acquired identifiable intangible assets with finite useful lives was $2.1 million and $4.1 million for the fiscal three and six months ended June 28, 2019 as compared to $0.7 million and $1.4 million for the fiscal three and six months ended June 29, 2018, respectively. Estimated amortization expense for acquired identifiable intangible assets for the remainder of fiscal year 2019 is $4.4 million and the succeeding years are as follows:

Fiscal year:
2020	$8,280,000
2021	7,589,000
2022	7,402,000
2023	6,757,000
2024	3,906,000
Thereafter	9,893,000
$43,827,000

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

The Company tests its goodwill at least annually for possible impairment. The Company completes its annual testing of goodwill as of the last day of the first month of its fourth fiscal quarter each year to determine whether there is impairment. In addition to the Company’s annual test, it regularly evaluates whether events and circumstances have occurred that may indicate a potential impairment of goodwill. No impairment was recorded during the six months ended June 28, 2019.

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

The following table sets forth the number of weighted-average common shares outstanding used to compute basic and diluted EPS:

	Three months ended		Six months ended
	June 28,	June 29,	June 28,	June 29,
	2019	2018	2019	2018
Net income	$1,640,000	$3,315,000	$1,223,000	$5,518,000
Weighted-average common shares outstanding	11,100,000	8,796,000	11,037,000	8,775,000
Effect of dilutive stock options and restricted stock awards	579,000	492,000	633,000	472,000
Weighted-average common shares outstanding-diluted	11,679,000	9,288,000	11,670,000	9,247,000
Earnings per share:
Basic	$0.15	$0.38	$0.11	$0.63
Diluted	$0.14	$0.36	$0.10	$0.60

For the three and six months ended June 28, 2019, 156,000 and 225,000 options were excluded from the calculation of dilutive potential common shares, as compared to 202,000 and 211,000 options for the three and six months ended June 29, 2018, respectively. These options were not included in the computation of dilutive potential common shares because the assumed proceeds per share exceeded the average market price per share for the 2019 and 2018 periods, respectively. Accordingly, the inclusion of these options would have been anti-dilutive.

5.           EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

Equipment and leasehold improvements consisted of the following at June 28, 2019 and December 28, 2018:

	June 28,	December 28,
	2019	2018
Furniture and fixtures	$3,783,000	$3,551,000
Computer hardware and software	12,922,000	10,874,000
Leasehold improvements	1,979,000	1,419,000
Equipment under finance leases	1,712,000	1,304,000
Automobiles, trucks, and field equipment	3,333,000	2,635,000
	23,729,000	19,783,000
Accumulated depreciation and amortization	(13,173,000)	(11,785,000)
Equipment and leasehold improvements, net	$10,556,000	$7,998,000

Included in accumulated depreciation and amortization is $231,000 and $374,000 of amortization expense related to equipment held under finance leases in the six months ended June 28, 2019 and fiscal year 2018, respectively.

6.           ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	June 28,	December 28,
	2019	2018
Accrued bonuses	$940,000	$5,273,000
Accrued interest	37,000	127,000
Paid leave bank	4,189,000	3,512,000
Compensation and payroll taxes	2,009,000	2,544,000
Accrued legal	65,000	153,000
Accrued workers’ compensation insurance	41,000	273,000
Accrued rent	—	233,000
Employee withholdings	2,500,000	2,137,000
Client deposits	504,000	280,000
Accrued subcontractor costs	28,907,000	21,446,000
Other	982,000	1,423,000
Total accrued liabilities	$40,174,000	$37,401,000

7.           DEBT OBLIGATIONS

Debt obligations, excluding obligations under finance leases (see Note 8 “—Leases” below), consist of the following at June 28, 2019 and December 28, 2018:

	June 28,	December 28,
	2019	2018
Outstanding borrowings on term loan	$100,000,000	$70,000,000
Notes payable for insurance, 11 month term, bearing interest at 4.3%, payable in monthly principal and interest installments of $92,296 through October 2019.	620,000	1,500,000
Notes payable for IBM Software, 36 month term, bearing interest at 4.656% payable in monthly principal and interest installments of $6,315 through November 2021.	162,000	211,000
Total debt obligations	100,782,000	71,711,000
Less current portion	10,643,000	8,572,000
Debt obligations, less current portion	$90,139,000	$63,139,000

New Credit Facilities

On June 26, 2019, the Company and certain of its subsidiaries entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with a syndicate of financial institutions as lenders and BMO Harris Bank, N.A. (“BMO”), as administrative agent. The Credit Agreement amends and restates the Company’s prior credit agreement, which was entered into on October 1, 2018 with a syndicate of financial institutions as lenders and BMO and was scheduled to mature on October 1, 2023.

The Credit Agreement provides for (i) a $100.0 million term loan (the “Term A Loan”), (ii) up to $50.0 million in delayed draw term loans (the “Delayed Draw Term Loan”), and (iii) a $50.0 million revolving credit facility (the “Revolving Credit Facility” and, collectively with the Term A Loan and the Delayed Draw Term Loan, the “Credit Facilities”), each maturing on June 26, 2024. The Company may borrow under the Delayed Draw Term Loan any time and from time to time until June 26, 2022; provided that each borrowing under the Delayed Draw Term Loan must be a minimum of $10.0 million, the Company may not make more than five borrowings under the Delayed Draw Term Loan and any borrowings made under the Delayed Draw Term Loan will permanently reduce future borrowing capacity under the Delayed Draw Term Loan. In addition, the Company must satisfy certain conditions prior to borrowing under the Delayed Draw Term Loan, including, but not limited to, that upon giving effect to such borrowing under the Delayed Draw Term Loan and any Credit Event (as defined in the Credit Agreement) in connection therewith, the Company will be in compliance with all financial covenants on a pro forma basis and the Company’s consolidated total leverage ratio will be no greater than 0.25x less than the consolidated total leverage ratio covenant compliance level in effect at the time of such borrowing.

The Company may also request lenders to add incremental term loans or increase the aggregate commitment under the Revolving Credit Facility by an aggregate amount of up to $100.0 million, subject to meeting certain conditions, and only if the existing or new lenders agree to provide the additional term or revolving commitments.

Borrowings under the Credit Facilities bear interest at a rate equal to either, at the Company’s option, (i) the highest of the prime rate, the Federal Funds Rate plus 0.50% or one-month LIBOR plus 1.00% (the “Base Rate”) or (ii) LIBOR, in each case plus an applicable margin ranging from 0.125% to 1.00% with respect to Base Rate borrowings and 1.125% to 2.00% with respect to LIBOR borrowings. The applicable margin varies based upon the Company’s consolidated total leverage ratio. The Company will also pay commitment fees for the unused portion of the Revolving Credit Facility and the Delayed Draw Term Loan, which ranges from 0.15% to 0.35% per annum depending on the Company’s consolidated total leverage ratio, and fees on the face amount of any letters of credit outstanding under the Revolving Credit Facility, which range from 0.84% to 2.00% per annum, in each case, depending on whether such letter of credit is a performance or financial letter of credit and the Company’s consolidated total leverage ratio.

The Term A Loan amortizes quarterly in installments of $2.5 million beginning with the fiscal quarter ending September 27, 2019, with a final payment of all then remaining principal and interest due on the maturity date of June 26, 2024. Any Delayed Draw Term Loan will amortize quarterly in an amount equal to 2.5% of the aggregate outstanding borrowings under the Delayed Draw Term Loan, beginning with the first full fiscal quarter ending after the initial borrowing date, with a final payment of all then remaining principal and interest due on the maturity date of June 26, 2024. The amounts outstanding under the Credit Facilities may be prepaid in whole or in part at any time without penalty.

Willdan Group, Inc. is the borrower under the Credit Agreement and its obligations under the Credit Agreement are guaranteed by its present and future domestic subsidiaries (other than inactive subsidiaries). In addition, subject to certain exceptions, all such obligations are secured by substantially all of the assets of Willdan Group, Inc. and the subsidiary guarantors.

The Credit Agreement requires compliance with financial covenants, including a maximum total consolidated leverage ratio and a minimum fixed charge coverage ratio. The Credit Agreement also contains customary restrictive covenants including (i) restrictions on the incurrence of additional indebtedness and additional liens on property, (ii) restrictions on permitted acquisitions and other investments and (iii) limitations on asset sales, mergers and acquisitions. Further, the Credit Agreement limits the Company’s payment of future dividends and distributions and share repurchases by the Company. Subject to certain exceptions, the borrowings under the Credit Agreement are also subject to mandatory prepayment from (a) any issuances of debt or equity securities, (b) any sale or disposition of assets, (c) insurance and condemnation proceeds (d) representation and warranty insurance proceeds related to the acquisition of Lime Energy Co. or any similar insurance policy issued in connection with an acquisition and (e) excess cash flow. The Credit Agreement includes customary events of default.

The Company believes that, as of June 28, 2019, it was in compliance with all covenants contained in the Credit Agreement.

On January 31, 2019, the Company entered into an interest swap agreement for $35.0 million notional amount. The interest swap agreement was designated as a cash flow hedge to fix the variable interest rate on a portion of the outstanding principal amount under the Company’s 2018 Term Loan Facility. The interest swap fixed rate is 2.47% and the amortization is quarterly in an amount equal to 10% annually. The interest swap agreement expires on January 31, 2022. As of June 28, 2019, the Company’s composite interest rate, exclusive of the effects of upfront fees, undrawn fees and issuance cost amortization, was 4.40%.

Prior Credit Facilities

2018 Credit Facility

On October 1, 2018, in connection with the acquisition of Lime Energy, the Company entered into a credit agreement (the “2018 Credit Agreement”) with a syndicate of financial institutions as lenders, and BMO Harris Bank, N.A., as administrative agent. The 2018 Credit Agreement initially provided for up to a $90.0 million delayed draw term loan facility (the “2018 Term Loan Facility”) and a $30.0 million revolving credit facility (collectively, the “2018 Credit Facilities”), each maturing on October 1, 2023. On October 10, 2018, as a result of the Company’s completed equity offering, the amount available for borrowing under the 2018 Term Loan Facility was reduced to $70.0 million. On November 9, 2018, in connection with the closing of the acquisition of Lime Energy Co., the Company borrowed $70.0 million (the “2018 Term Loan”) under the 2018 Term Loan Facility. The proceeds of such borrowing were used to pay part of the consideration owed in connection with the acquisition along with related fees and expenses. On June 26, 2019, in connection with the Company entering into the Credit Agreement, the 2018 Credit Agreement was amended and restated.

The 2018 Credit Facilities bore interest at a rate equal to either, at the Company’s option, (i) the highest of the prime rate, the Federal Funds Rate plus 0.50% or one-month LIBOR plus 1.00% (“Base Rate”) or (ii) LIBOR, in each case plus an applicable margin ranging from 0.25% to 3.00% with respect to Base Rate borrowings and 1.25% to 4.00% with respect to LIBOR borrowings. The applicable margin was based upon the Company’s consolidated total leverage ratio. The Company was also required to pay a commitment fee for the unused portion of the revolving credit facility, which ranged from 0.20% to 0.40% per annum depending on the Company’s consolidated total leverage ratio, and fees on the face amount of any letters of credit outstanding under the revolving credit facility, which ranged from 0.94% to 4.00% per annum, in each case, depending on whether such letter of credit was a performance or financial letter of credit and the Company’s consolidated total leverage ratio.

Borrowings under the 2018 Credit Agreement were guaranteed by all of the Company’s direct and indirect domestic subsidiaries (other than inactive subsidiaries). In addition, subject to certain exceptions, all such obligations were secured by substantially all of the assets of Willdan Group, Inc. and the subsidiary guarantors.

2017 Credit Facility

On January 20, 2017, the Company and each of its subsidiaries, as guarantors, entered into an Amended and Restated Credit Agreement (the “2017 Credit Agreement”) with BMO, as lender. The 2017 Credit Agreement amended and extended the Company’s prior credit agreement.    The 2017 Credit Agreement provided for a $35.0 million revolving line of credit, including a $10.0 million standby letter of credit sub-facility, and was scheduled to mature on January 20, 2020. Borrowings under the 2017 Credit Agreement bore interest at a rate equal to either, at the Company’s option, (i) the highest of the prime rate, the Federal Funds Rate plus 0.5% or one-month London Interbank Offered Rate

(“LIBOR”) plus 1% (the “Base Rate”) or (ii) LIBOR, in each case plus an applicable margin ranging from 0.25% to 1.00% with respect to Base Rate borrowings and 1.25% to 2.00% with respect to LIBOR borrowings. The applicable margin was based upon the consolidated leverage ratio of the Company. The Company was also required to pay a commitment fee for the unused portion of the revolving line of credit, which ranged from 0.20% to 0.35% per annum, and fees on any letters of credit drawn under the facility, which ranged from 0.94% to 1.50%, in each case, depending on the Company’s consolidated leverage ratio.

Borrowings under the 2017 Credit Agreement were guaranteed by all of the Company’s direct and indirect subsidiaries and secured by substantially all of the Company’s and the Guarantors’ assets. On October 1, 2018, in connection with the Company entering into the 2018 Credit Agreement, the 2017 Credit Agreement was terminated.

Insurance Premiums

The Company has also financed, from time to time, insurance premiums by entering into unsecured notes payable with insurance companies. During the Company’s annual insurance renewals in the fourth quarter of its fiscal year ended December 28, 2018, the Company elected to finance its insurance premiums for the 2019 fiscal year. Included in the Company’s insurance renewal terms are individual stop loss amount of $100,000 and an aggregate of 125%.  The unpaid balance of the financed premiums totaled $0.6 million for the six months ended June 28, 2019 and $1.5 million for the fiscal year ended December 28, 2018.

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

From time to time, the Company enters into non-cancelable leases for some of our facility and equipment needs. These leases allow the Company to conserve cash by paying a monthly lease rental fee for the use of facilities and equipment rather than purchasing them. The Company’s leases have remaining terms ranging from one to eight years, some of which may include options to extend the leases for up to five years, and some of which may include options to terminate the leases within one year. Currently, all of the Company’s leases contain fixed payment terms. The Company may decide to cancel or terminate a lease before the end of its term, in which case we are typically liable to the lessor for the remaining lease payments under the term of the lease. Additionally, all of our month-to-month leases are cancelable by the Company or the lessor, at any time and are not included in our right-of-use asset or lease liability. As of June 28, 2019, the Company had no leases with residual value guarantees. Typically, the Company has purchase options on the equipment underlying its long-term leases. The Company may exercise some of these purchase options when the need for equipment is on-going and the purchase option price is attractive. Nonperformance-related default covenants, cross-default provisions, subjective default provisions and material adverse change clauses contained in material lease agreements, if any, are also evaluated to determine whether those clauses affect lease classification in accordance with “ASC” Topic 842-10-25. Leases are accounted for as operating or financing leases, depending on the terms of the lease.

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

The following is a summary of the lease expense recorded for the three and six months ended June 28, 2019:

	Three Months Ended	Six Months Ended
	June 28, 2019	June 28, 2019
Operating lease cost	$1,181,000	$2,270,000
Finance lease cost:
Amortization of assets	$124,000	$231,000
Interest on lease liabilities	9,000	18,000
Total net lease cost	$1,314,000	$2,519,000

The following is a summary of lease information presented on the Company’s condensed consolidated balance sheet as of June 28, 2019 and for the six months then ended:

June 28, 2019
Operating leases:
Right-of-use assets	$12,036,000

Lease liability	4,056,000
Lease liability, less current portion	8,944,000
Total lease liabilities	$13,000,000

Finance leases (included in equipment and leasehold improvements, net):
Equipment and leasehold improvements, net	$1,712,000
Accumulated depreciation	(1,015,000)
Total equipment and leasehold improvements, net	$697,000

Finance lease obligations	$396,000
Finance lease obligations, less current portion	261,000
Total finance lease obligations	$657,000

Weighted average remaining lease term (in years):
Operating Leases	3.53
Finance Leases	1.69

Weighted average discount rate:
Operating Leases	5.49%
Finance Leases	5.01%

The following is a summary of other information and supplemental cash flow information related to finance and operating leases for six months ended June 28, 2019:

Six Months Ended
June 28, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$2,345,000
Operating cash flow from finance leases	64,000
Financing cash flow from finance leases	300,000

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	1,223,000

The following is a summary of the maturities of lease liabilities as of June 28, 2019 were as follows:

	Operating	Finance
Fiscal year:
Remainder of 2019	$2,413,000	$191,000
2020	3,919,000	394,000
2021	3,048,000	99,000
2022	2,271,000	4,000
2023	1,164,000	—
2024 and thereafter	1,790,000	—
Total lease payments	$14,605,000	$688,000
Less: Imputed interest	(1,605,000)	(31,000)
Total lease obligations	13,000,000	657,000
Less: Current obligations	4,056,000	396,000
Noncurrent lease obligations	$8,944,000	$261,000

The imputed interest for finance lease obligations represents the interest component of finance leases that will be recognized as interest expense in future periods. The financing component for operating lease obligations represents the effect of discounting the operating lease payments to their present value.

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

The Company also has a defined contribution plan (the “Plan”) covering employees who have completed three months of service and who have attained 21 years of age. During the six months ended June 28, 2019, the Company elected to make matching contributions equal to 50% of the participants’ contributions to the Plan up to 6% of the individual participant’s compensation. Under the defined contribution plan, the Company may make discretionary matching contributions to employee accounts.

The Company made matching contributions of approximately $1.2 million during the six months ended June 28, 2019.

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

During each fiscal year, management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize existing deferred tax assets. Beginning in fiscal year 2017, the Company determined that it was more-likely-than-not that the entire California net operating loss will not be utilized prior to expiration. Significant pieces of objective evidence evaluated included the Company’s history of utilization of California net operating losses in prior years for each of its subsidiaries, as well as the Company’s forecasted amount of net operating loss utilization for certain members of the combined group. As a result, the Company recorded a valuation allowance in the amount of $86,000 at the end of fiscal year 2018 related to California net operating losses. There was no change to the valuation allowance during the six month period ended June 28, 2019.

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

The Company recognizes the tax benefit from uncertain tax positions if it is more likely than not that the tax positions will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefit is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of June 28, 2019, the Company recorded a liability of $0.4 million for uncertain tax positions related to miscellaneous tax deductions taken in open tax years. Included in this amount are $0.4 million of tax benefits that, if recognized, would affect the effective tax rate. Interest and penalties of $0.1 million have been recorded related to unrecognized tax benefits as of June 28, 2019.

Based on management’s estimates and determination of an effective tax rate for the year, the Company recorded an income tax benefit of $0.1 million and $1.0 million for the three and six months ended June 28, 2019, as compared to an income tax expense of $0.9 million and $0.6 million for the three and six months ended June 29, 2018, respectively. During the three and six months ended June 28, 2019, the difference between the effective tax rate and the federal statutory rate is primarily attributable to the recognition of tax deductions related to the vesting of performance-based restricted stock units, exercise of non-qualified stock options and disqualifying dispositions arising from the sale of employee stock purchase and incentive stock options. The income tax benefit related to these deductions has been included as a reduction of 498.6% to the Company’s effective tax rate for the six months ended June 28, 2019. The effective tax rate also varies from the federal statutory rate due to the impact of state income tax expense and certain expenses that are non-deductible for tax purposes, including meals and entertainment, excess compensation for covered employees and compensation expense related to employee stock purchase and incentive stock options.

During the six months ended June 28, 2019, the Internal Revenue Service continued its audit of the Company’s tax return for the fiscal year ended December 30, 2016. The Company is unable to determine the impact of this examination due to the audit process having not been completed.

11.          SEGMENT INFORMATION

The Company’s two segments are Energy and Engineering and Consulting. The Company’s chief operating decision maker, which continues to be its chief executive officer, receives and reviews financial information in this format. The Company’s principal segment, Energy, consists of the business of its subsidiary WES. WES provides energy efficiency consulting services to utilities, public agencies, municipalities, private industry and non-profit organizations. The Engineering and Consulting segment includes the operation of the Company’s remaining subsidiaries, Willdan Engineering, Willdan Infrastructure, Public Agency Resources and Willdan Financial Services.  The Engineering and Consulting segment offers a broad range of engineering and planning services to the Company’s public and private sector clients, expertise and support for the various financing techniques employed by public agencies to finance their operations and infrastructure along with the mandated reporting and other requirements associated with these financing services to cities, related municipal service agencies and other entities.

The accounting policies applied to determine the segment information are the same as those described in the summary of significant accounting policies included in the Company’s Annual Report on Form 10-K for the year ended December 28, 2018. There were no intersegment sales in the three month periods ended June 28, 2019 and June 29, 2018. The Company’s chief operating decision maker evaluates the performance of each segment based upon income or loss from operations before income taxes. Certain segment asset information including expenditures for long-lived assets has not been presented as it is not reported to or reviewed by the chief operating decision maker. In addition, enterprise-wide service line contract revenue is not included as it is impracticable to report this information for each group of similar services.

Financial information with respect to the reportable segments as of and for the fiscal three and six months ended June 28, 2019 and as of and for the fiscal three and six months ended June 29, 2018 is as follows:

		Engineering	Unallocated		Consolidated
	Energy	& Consulting	Corporate	Intersegment	Total
Fiscal Three Months Ended June 28, 2019
Contract revenue	$85,283,000	$19,113,000	$—	$—	$104,396,000
Depreciation and amortization	2,558,000	308,000	—	—	2,866,000
Interest expense, net	—	—	1,221,000	—	1,221,000
Segment profit (loss) before income tax expense	2,133,000	2,412,000	(2,975,000)	—	1,570,000
Income tax expense (benefit)	590,000	667,000	(1,327,000)	—	(70,000)
Net income (loss)	1,544,000	1,746,000	(1,650,000)	—	1,640,000
Segment assets[1]	183,080,000	23,690,000	157,752,000	(23,130,000)	341,392,000
Fiscal Three Months Ended June 29, 2018
Contract revenue	$41,726,000	$18,107,000	$—	$—	$59,833,000
Depreciation and amortization	910,000	201,000	—	—	1,111,000
Interest expense	27,000	3,000	—	—	30,000
Segment profit (loss) before income tax expense	2,870,000	1,517,000	(203,000)	—	4,184,000
Income tax expense (benefit)	596,000	315,000	(42,000)	—	869,000
Net income (loss)	2,274,000	1,202,000	(161,000)	—	3,315,000
Segment assets[1]	60,020,000	18,705,000	82,560,000	(23,130,000)	138,155,000
Fiscal Six Months Ended June 28, 2019
Contract revenue	$159,975,000	$36,214,000	$—	$—	$196,189,000
Depreciation and amortization	4,928,000	592,000	—	—	5,520,000
Interest expense, net	—	—	2,342,000	—	2,342,000
Segment profit (loss) before income tax expense	647,000	4,017,000	(4,438,000)	—	226,000
Income tax expense (benefit)	179,000	1,110,000	(2,286,000)	—	(997,000)
Net income (loss)	468,000	2,907,000	(2,152,000)	—	1,223,000
Segment assets[1]	183,080,000	23,690,000	157,752,000	(23,130,000)	341,392,000
Fiscal Six Months Ended June 29, 2018
Contract revenue	$79,058,000	$35,370,000	$—	$—	$114,428,000
Depreciation and amortization	1,767,000	408,000	—	—	2,175,000
Interest expense	47,000	6,000	—	—	53,000
Segment profit (loss) before income tax expense	3,133,000	3,404,000	(392,000)	—	6,145,000
Income tax expense (benefit)	320,000	347,000	(40,000)	—	627,000
Net income (loss)	2,813,000	3,057,000	(352,000)	—	5,518,000
Segment assets[1]	60,020,000	18,705,000	82,560,000	(23,130,000)	138,155,000

(1)	Segment assets represent segment assets, net of intercompany receivables.

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

On January 31, 2019, the Company entered into an interest rate swap agreement that the Company designated as cash flow hedge to fix the variable interest rate on a portion of the Company’s 2018 Term Loan Facility. The interest rate swap agreement total notional amount of $35.0 million, has a fixed interest rate of 2.47% and expires on January 31, 2022. As of June 28, 2019, the effective portion of the Company’s interest rate swap agreement designated as a cash flow hedge before tax effects was $0.6 million, of which no amounts were reclassified from accumulated other comprehensive income to interest expense in the six months ended June 28, 2019. The Company expects to reclassify $0.2 million from accumulated other comprehensive income to interest expense within the next twelve months.

The fair values of the Company’s outstanding derivatives designated as hedging instruments were as follows:

		Fair Value of Derivative
		Instruments as of
	Balance Sheet Location	June 28, 2019	December 28, 2018
Interest rate swap agreement(s)	Accrued liabilities	$(175,000)	$—
Interest rate swap agreement(s)	Other noncurrent (liabilities) assets	$(430,000)	$—

The impact of the effective portions of derivative instruments in cash flow hedging relationships and fair value relationships on other comprehensive income was $0.2 million and $0.4 million for the three and six months ended June 28, 2019.

The accumulated balances and reporting period activities for the three and six months ended June 28, 2019 related to reclassifications out of accumulated other comprehensive income (loss) are summarized as follows:

	(Loss) on	Accumulated Other
	Derivative Instruments	Comprehensive Loss
Balances at December 28, 2018	$—	$—
Other comprehensive loss before reclassifications	(219,000)	(219,000)
Amounts reclassified from accumulated other comprehensive income:
Interest rate contracts, net of tax[1]	—	—
Net current-period other comprehensive loss	(219,000)	(219,000)
Balances at March 29, 2019	$(219,000)	$(219,000)
Other comprehensive loss before reclassifications	(219,000)	(219,000)
Amounts reclassified from accumulated other comprehensive income:
Interest rate contracts, net of tax[1]	—	—
Net current-period other comprehensive loss	(219,000)	(219,000)
Balances at June 28, 2019	$(438,000)	$(438,000)

(1)	This accumulated other comprehensive component is reclassified to “Interest expense” in our consolidated statements of income.

14.          SUBSEQUENT EVENTS

The Company evaluates subsequent events in accordance with ASC Topic 855, Subsequent Events. The Company evaluates subsequent events up until the date the condensed consolidated financial statements are issued.

On July 2, 2019, the Company acquired substantially all of the assets of Onsite Energy Corporation (“Onsite energy”), an energy efficiency services and project implementation firm based in Carlsbad, California, that specializes in energy upgrades and commissioning for industrial facilities. Pursuant to the terms of the Asset Purchase Agreement, dated July 2, 2019, by and between WES and Onsite Energy, WES will pay a maximum aggregate purchase price of $26.4 million, subject to certain holdback and working capital adjustments, to be paid in cash. Onsite Energy’s financial information will be included within the Energy segment beginning in the third quarter of fiscal 2019. The Company expects to finalize the purchase price allocation with respect to this transaction during the second quarter of fiscal 2020.

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

We operate our business through a nationwide network of offices spread across 24 states and the District of Columbia. As of June 28, 2019, we had 1,282 employees which includes licensed engineers and other professionals.

We seek to establish close working relationships with our clients and expand the breadth and depth of the services we provide to them over time. Our business with public and private utilities is concentrated primarily in New York, California and North Carolina, but we also have business with utilities in other states. We currently serve more than 25 major utility customers across the country, including 18 of the top 25 major U.S. utilities. Our business with public agencies is concentrated in New York and California. We provide services to many of the cities and counties in California. We also serve special districts, school districts, a range of public agencies and private industry.

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

We consist of a group of wholly-owned companies that operate within two segments for financial reporting purposes:

•

Energy. Our Energy segment consists of the business of our subsidiary Willdan Energy Solutions (“WES”) which offers energy efficiency and sustainability consulting services to utilities, public agencies and private industry under a variety of business names, including Willdan Energy Solutions, Abacus Resource Management, 360 Energy Engineers, Genesys Engineering, Integral Analytics, NAM, Lime Energy, The Weidt Group and Onsite Energy. This segment is currently our largest segment based on contract revenue, representing approximately 81.5% and 69.1% of our consolidated contract revenue for the six months ended June 28, 2019 and June 29, 2018, respectively. We expect that consolidated contract revenue generated from our Energy segment as a percentage of our total consolidated contract revenue will continue to grow in fiscal year 2019 as a result of our most recent acquisitions in this segment, including The Weidt Group, Lime Energy and Onsite Energy.

•

Engineering and Consulting. Our Engineering and Consulting segment includes the operations of our subsidiaries, Willdan Engineering, Willdan Infrastructure, Public Agency Resources and Willdan Financial Services. Willdan Engineering provides civil engineering‑related construction management, building and safety, city engineering, city planning, geotechnical, material testing and other engineering consulting services to our clients. Willdan Infrastructure, which was launched in fiscal year 2013, provides engineering services to larger rail, port, water, mining and other civil engineering projects. Public Agency Resources primarily provides staffing to Willdan Engineering. Contract revenue for the Engineering and Consulting segment represented approximately 18.5% and 30.9% of our consolidated contract revenue for the six months ended June 28, 2019 and June 29, 2018, respectively.

Recent Developments

Acquisition of Onsite Energy Corporation

On July 2, 2019, we acquired substantially all of the assets of Onsite Energy, an energy efficiency services and project implementation firm based in Carlsbad, California, that specializes in energy upgrades and commissioning for industrial facilities. Pursuant to the terms of the Asset Purchase Agreement, dated July 2, 2019, by and between WES and Onsite Energy, WES will pay a maximum aggregate purchase price of $26.4 million, subject to certain holdback and working capital adjustments, to be paid in cash. Onsite Energy’s financial information will be included within the Energy segment beginning in the third quarter of fiscal 2019. We expect to finalize the purchase price allocation with respect to this transaction during the second quarter of fiscal 2020.

Components of Revenue and Expense

Contract Revenue

We generally provide our services under contracts, purchase orders or retainer letters. The agreements we enter into with our clients typically incorporate one of three principal types of pricing provisions: time-and-materials, unit-based and fixed price contracts. Revenue on our time-and-materials and unit-based contracts are recognized as the work is performed in accordance with specific terms of the contract. As of June 28, 2019, approximately 65% of our contracts were unit-based contracts, approximately 18% of our contracts were time-and-materials contracts and approximately 17% of our contracts were fixed price contracts. Some of these contracts include maximum contract prices, but contract maximums are often adjusted to reflect the level of effort to achieve client objectives, and thus the majority of these contracts are not expected to exceed the maximum. Contract revenue on our fixed price contracts is determined on the percentage-of-completion method based generally on the ratio of direct costs incurred to date to estimated total direct costs at completion. Many of our fixed price contracts involve a high degree of subcontracted fixed price effort and are relatively short in duration, thereby lowering the risks of not properly estimating the percent complete.

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

The increase in contract assets and contract liabilities for the six months ended June 28, 2019 were primarily attributable to normal business operations.

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

Revenue on the vast majority of our contracts is recognized over time because of the continuous transfer of control to the customer. Revenue on fixed price contracts is recognized on the percentage-of-completion method based generally on the ratio of direct costs incurred-to-date to estimated total direct costs at completion. We use the percentage-of-completion method to better match the level of work performed at a certain point in time in relation to our effort that will be required to complete a project. In addition, the percentage-of-completion method is a common method of revenue recognition in our industry.

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

Goodwill

We test our goodwill at least annually for possible impairment. We complete our annual testing of goodwill as of the last day of the first month of our fourth fiscal quarter each year to determine whether there is impairment. In addition to our annual test, we regularly evaluate whether events and circumstances have occurred that may indicate a potential impairment of goodwill. We did not recognize any goodwill impairment charges during the six months ended June 28, 2019 and June 29, 2018. We had goodwill of approximately $110.2 million as of June 28, 2019, compared to $40.3 million as of June 29, 2018.  The increase in our goodwill as of June 28, 2019 is primarily the result of our acquisitions of Lime Energy and The Weidt Group.

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

Inherent in such fair value determinations are significant judgments and estimates, including but not limited to assumptions about our future revenue, profitability and cash flows, our operational plans and our interpretation of current economic indicators and market valuations. To the extent these assumptions are incorrect or economic conditions that would impact the future operations of our segments change, any goodwill may be deemed to be impaired, and an impairment charge could have a material impact on our financial position or results of operation. As of June 28, 2019, almost all of our goodwill is contained in our Energy segment, with the remainder in our Engineering and Consulting segment.

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

On April 30, 2018, we acquired NAM, an energy engineering and consulting company with offices in San Francisco and Los Angeles that provides clients with mechanical engineering expertise and comprehensive energy efficiency programs and services.

On November 9, 2018, we acquired Lime Energy, a designer and implementer of energy efficiency programs for utility clients.

On March 8, 2019, we acquired substantially all of the assets of The Weidt Group’s energy practice division. We believe the acquisition will expand our presence in the upper Midwest and better position us to help utilities make their grids more resilient.

As of June 28, 2019, we had not yet completed our final estimate of fair value of the assets acquired and liabilities assumed relating to the acquisitions of Lime Energy and The Weidt Group due to the timing of the transactions and lack of complete information necessary to finalize such estimates of fair value. Accordingly, we have preliminarily estimated the fair value of the assets acquired and the liabilities assumed and will finalize such fair value estimates within twelve months of the acquisition date. For further discussion of our acquisitions, see Note 2 “—Business Combinations” of the notes to our condensed consolidated financial statements included elsewhere in this report.

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

During each fiscal year, management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize existing deferred tax assets. Beginning in fiscal year 2017, we determined that it was more-likely-than-not that the entire California net operating loss will not be utilized prior to expiration. Significant pieces of objective evidence evaluated included our history of utilization of California net operating losses in prior years for each of our subsidiaries, as well as our forecasted amount of net operating loss utilization for certain members of the combined group. As a result, we recorded a valuation allowance in the amount of $86,000 at the end of fiscal year 2018 related to California net operating losses. There was no change to the valuation allowance during the six months ended June 28, 2019.

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

We recognize the tax benefit from uncertain tax positions if it is more likely than not that the tax positions will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefit is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. We recognize interest and penalties related to unrecognized tax benefits in income tax expense.  As of June 28, 2019, we recorded a liability of $0.4 million for uncertain tax positions related to miscellaneous tax deductions taken in open tax years. Included in this amount are $0.4 million of tax benefits that, if recognized, would affect the effective tax rate. Interest and penalties of $0.1 million have been recorded related to unrecognized tax benefits as of June 28, 2019.

During the six months ended June 28, 2019, the Internal Revenue Service continued its audit of our tax return for the fiscal year ended December 30, 2016. We are not able to determine the impact of this examination due to the audit process having not been completed.

Adoption of New Accounting Standards

For a description of recently adopted accounting standards, see Note 1 “—Basis of Presentation, Organization and Operations of the Company—Adoption of New Accounting Standards” and Note 8 “—Leases” of the notes to our condensed consolidated financial statements included elsewhere in this report.

Results of Operations

The following table sets forth, for the periods indicated, certain information derived from our condensed consolidated statements of comprehensive income expressed as a percentage of contract revenue. Amounts may not add to the totals due to rounding.

	Fiscal Three Months Ended		Fiscal Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2019	2018	2019	2018
Statement of Operations Data:
Contract revenue	100.0%	100.0%	100.0%	100.0%
Direct costs of contract revenue (inclusive of directly related depreciation and amortization):
Salaries and wages	15.0	18.6	15.6	19.3
Subcontractor services and other direct costs	55.2	42.7	55.3	43.4
Total direct costs of contract revenue	70.2	61.3	70.9	62.7
General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	14.8	17.9	15.5	18.1
Facilities and facility related	2.0	2.3	1.9	2.3
Stock-based compensation	2.1	2.8	2.1	2.4
Depreciation and amortization	2.7	1.9	2.8	1.9
Other	5.6	6.8	5.5	7.2
Total general and administrative expenses	27.2	31.7	27.8	31.9
Income from operations	2.7	7.0	1.3	5.4
Other (expense) income:
Interest expense, net	(1.2)	(0.1)	(1.2)	—
Other, net	—	—	—	—
Total other expense, net	(1.2)	—	(1.2)	—
Income before income taxes	1.5	7.0	0.1	5.4
Income tax (benefit) expense	(0.1)	1.5	(0.5)	0.5
Net income	1.6%	5.5%	0.6%	4.9%

Three Months Ended June 28, 2019 Compared to Three Months Ended June 29, 2018

Contract revenue.   Consolidated contract revenue increased $44.6 million, or 74.5%, to $104.4 million for the three months ended June 28, 2019 as compared to $59.8 million for the three months ended June 29, 2018, primarily due to incremental contract revenue from the acquisitions of Lime Energy (acquired on November 9, 2018), NAM (acquired on April 30, 2018) and The Weidt Group (acquired on March 8, 2019).

Contract revenue in our Energy segment increased $43.6 million to $85.3 million for the three months ended June 28, 2019 as compared to $41.7 million for the three months ended June 29, 2018. Contract revenue in our Energy segment increased primarily due to the incremental contract revenue of $42.4 million from our acquisitions of Lime Energy, NAM and The Weidt Group. Contract revenue in our Engineering and Consulting segment increased $1.0 million, or 5.6%, to $19.1 million for the three months ended June 28, 2019 as compared to $18.1 million for the three months ended June 29, 2018. Contract revenue in our Engineering and Consulting segment increased primarily due to increased consulting work for cities and counties.

Direct costs of contract revenue.  Direct costs of contract revenue were $73.2 million for the three months ended June 28, 2019, an increase of $36.5 million, or 99.7%, as compared to $36.7 million for the three months ended June 29, 2018. This increase was primarily due to incremental increases in direct costs of $29.9 million from the acquisition of Lime Energy. The increase in direct costs of contract revenue as a percentage of contract revenue resulted primarily from the shifting mix of projects derived from our recent acquisitions with projects from our recent acquisitions generally using a higher proportion of subcontractors for installation, as well as the ramping up of new projects in which we saw higher project startup costs relative to the revenue recognized.

Direct costs for our Energy segment increased $35.5 million, or 134.3% to $62.0 million, for the three months ended June 28, 2019 as compared to $26.5 million for the three months ended June 29, 2018, primarily due to incremental increases in direct costs of $29.9 million contributed by the acquisition of Lime Energy.  Direct costs for our Engineering and Consulting segment increased $1.0 million, or 9.9%, to $11.2 million for the three months ended June 28, 2019 as compared to $10.2 million for the three months ended June 29, 2018. Direct costs for our Engineering and Consulting segment increased as a result of our increased revenue in the segment.

Within direct costs of contract revenue, salaries and wages increased by $4.5 million and subcontractor services and other direct costs increased by $32.1 million for the three months ended June 28, 2019 as compared to the three months ended June 29, 2018. As a percentage of contract revenue, salaries and wages decreased to 15.0% of contract revenue for the three months ended June 28, 2019 as compared to 18.6% for the three months ended June 29, 2018, while subcontractor services and other direct costs increased to 55.2% of contract revenue from 42.7% for the three months ended June 28, 2019. These increases were primarily the result of the shift in the mix of projects resulting from the acquisition of Lime Energy because Lime Energy projects include a significant quantity of material costs for lighting and other mechanical energy efficiency fixtures and use a higher proportion of subcontractors for installation than other units in our Energy segment.

Subcontractor services and other direct costs can vary significantly from period to period depending on the mix of projects being executed in the period. We expect that subcontractor services and other direct costs will be higher for the remainder of fiscal 2019 as compared to fiscal 2018 as a result of our recent acquisitions which generally utilize higher amount of subcontractor services and material costs than our historical projects and a shift in projects in our Energy segment to a higher percentage involving the installation of energy efficiency measures.

General and administrative expenses.   General and administrative expenses increased by $9.4 million, or 49.7%, to $28.4 million for the three months ended June 28, 2019 from $19.0 million for the three months ended June 29, 2018. This increase was primarily due to an increase of $8.9 million in general and administrative expenses of our Energy segment, primarily from the acquisitions of Lime Energy, NAM and The Weidt Group and an increase of $1.4 million in unallocated corporate general and administrative expenses, partially offset by a decrease of $0.9 million in general and administrative expenses of our Engineering and Consulting segment. General and administrative expenses as a percentage of contract revenue decreased to 27.2% for the three months ended June 28, 2019 as compared to 31.7% for the three months ended June 29, 2018 primarily as a result of our significant increase in revenue as a result of our recent acquisitions coupled with only modest increases in general and administrative expenses associated with such acquisitions.

The $9.4 million increase in general and administrative expenses for the three months ended June 28, 2019, includes approximately $4.7 million for salaries and wages, payroll taxes and employee benefits, $1.7 million for other general and administrative expenses, $1.8 million for depreciation and amortization expenses, $0.7 million for facilities and facility related expenses and $0.6 million for stock-based compensation expenses. The increase in salaries and wages, payroll taxes and employee benefits was primarily due to increases from the addition of employees from the acquisitions of The Weidt Group, Lime Energy and NAM. The increase in other general and administrative expenses primarily relates to professional services for acquisitions, automobile expenses and higher bid and proposal costs incurred in the pursuit of new projects. The increase in depreciations and amortization expenses was primarily related to our recent acquisitions. The increase in facilities and facility related expenses was primarily due to the addition of offices from our acquisitions. The increase in stock-based compensation expense was primarily due to the issuance of new stock awards and a second performance based restricted stock unit award program.

Income from operations.  Our operating income was $2.8 million for the three months ended June 28, 2019 as compared to operating income of $4.2 million for the three months ended June 29, 2018. Income from operations as a percentage of contract revenue was 2.7% for the three months ended June 28, 2019 as compared to 7.0% for the three months ended June 29, 2018. The decrease in operating margin was primarily attributable to subcontractor services and other direct costs increasing at a proportionately higher rate as compared to the increase in contract revenue for the three months ended June 28, 2019.

Total other expense, net.  Total other expense, net was $1.2 million for the three months ended June 28, 2019, as compared to $21,000 for the three months ended June 29, 2018. Total other expense, net consists of interest expense, net and other, net. The increase was primarily attributable to an increase in interest expense due to our increased outstanding debt, primarily as a result of borrowings under our 2018 Credit Facilities, which were used to partially finance our acquisition of Lime Energy in the fourth quarter of 2018.

Income tax (benefit) expense.   Income tax benefit was $0.1 million for the three months ended June 28, 2019, as compared to an income tax expense of $0.9 million for the three months ended June 29, 2018. During the three months ended June 28, 2019 the difference between the effective tax rate and the federal statutory rate was primarily attributable to tax deductions related to the vesting of performance-based restricted stock units, exercise of non-qualified stock options and disqualifying dispositions arising from the sale of employee stock purchase and incentive stock options.  During the three months ended June 29, 2018 the difference between the effective tax rate and the federal statutory rate was primarily attributable to tax deductions related to stock option exercises and disqualifying dispositions under our employee stock purchase plan. In accordance with ASU 2016-09 (see Note 1 “—Basis of Presentation, Organization and Operations of the Company” of the notes to our condensed consolidated financial statements included elsewhere in this report), the income tax benefit related to the 2019 deductions has been included as a reduction to our effective tax rate for the three months ended June 28, 2019. The income tax expense deductions related to disqualifying dispositions under our employee stock purchase plan and non-qualified stock option exercises have been included as a decrease of 36.5% to our effective tax rate for the three months ended June 28, 2019.  The effective tax rates in each of the three months ended June 28, 2019 and June 29, 2018, vary from the federal statutory rate due to the impact of state income tax expense, net operating loss carry-forwards and certain expenses that are non-deductible for tax purposes, including meals and entertainment, and compensation expenses related to our employee stock purchase plan and incentive stock options. In addition, the effective tax in the three months ended June 28, 2019 varies from the federal statutory rate due to the impact of excess compensation for covered employees.

Net income.  As a result of the above factors, our net income was $1.6 million for the three months ended June 28, 2019, as compared to net income of $3.3 million for the three months ended June 29, 2018. Net income as a percentage of contract revenue was 1.6% for the three months ended June 28, 2019 as compared to net income as a percentage of contract revenue was 5.5% for the three months ended June 29, 2018. The decrease in profit margin was primarily driven by higher direct costs of revenues and interest expense, partially offset by lower general and administrative expenses as percentages of revenue.

Six Months Ended June 28, 2019 Compared to Six Months Ended June 29, 2018

Contract revenue.    Our contract revenue was $196.2 million for the six months ended June 28, 2019, with $160.0 million attributable to the Energy segment and $36.2 million attributable to the Engineering and Consulting segment. Consolidated contract revenue increased $81.8 million, or 71.5%, to $196.2 million for the six months ended June 28, 2019 as compared to $114.4 million for the six months ended June 29, 2018, primarily due the incremental contract revenue from the acquisitions of Lime Energy, NAM and The Weidt Group.

Contract revenue in our Energy segment increased $80.9 million, or 102.4%, to $160.0 million for the six months ended June 28, 2019 as compared to $79.1 million for the six months ended June 29, 2018.  Contract revenue for the Energy segment increased primarily due to the incremental contract revenue of $81.1 million as a result of our acquisitions of Lime Energy, NAM and Weidt Group. Contract revenue for the Engineering and Consulting segment increased $0.8 million, or 2.4%, for the six months ended June 28, 2019 as compared to the six months ended June 29, 2018.

Direct costs of contract revenue.    Direct costs of contract revenue increased 93.9% to $139.1 million for the six months ended June 28, 2019, with $118.3 million attributable to the Energy segment and $20.8 million attributable to the Engineering and Consulting segment. This increase is primarily attributable to increases in direct costs within our Energy segment of $65.9 million, or 125.9%, primarily as a result of the increased use of subcontractors and higher material content in projects associated with the acquisition of Lime Energy.  Direct costs for the Engineering and Consulting segment increased $1.4 million, or 7.4%.

Salaries and wages increased $8.4 million and subcontractor services and other direct costs increased $59.0 million for the six months ended June 28, 2019 compared to the prior year period. Within direct costs of contract revenue, salaries and wages decreased to 15.6% of contract revenue for the six months ended June 28, 2019 from 19.3% for the six months ended June 29, 2018 while subcontractor services and other direct costs increased to 55.3% of contract revenue for the six months ended June 28, 2019 from 43.4% of contract revenue for the six months ended June 29, 2018. Subcontractor services and other direct costs as a percentage of revenue increased primarily because Lime Energy projects include a significant quantity of material costs for lighting and other mechanical energy efficiency fixtures and use a larger mix of subcontractors for installation than other units in our Energy segment.

General and administrative expenses.    General and administrative expenses increased by $18.0 million, or 49.4%, to $54.5 million for the six months ended June 28, 2019 from $36.5 million for the six months ended June 29, 2018. Of the $18.0 million increase in general and administrative expenses, approximately $9.7 million relates to increases in salaries and wages, payroll taxes and employee benefits, $3.3 million relates to increases in depreciation and amortization, $2.5 million relates to increases in other general and administrative expenses, $1.3 million relates to increases in stock-based compensation and $1.2 million relates to increases in facilities and facility related expenses. The increase in salaries and wages, payroll taxes and employee benefits and in stock-based compensation primarily relate to increases from the addition of employees from the acquisitions of The Weidt Group, Lime Energy and NAM along with increases in current salary rates for our current employees and an increase in stock-based compensation. Increases in depreciation and amortization primarily relate to our recent acquisitions, while the increase in other general and administrative expenses primarily relates to professional services for acquisitions and higher bid and proposal costs incurred in the pursuit of new projects. The increase in facilities and facility related expenses was primarily due to the addition of offices from our acquisitions. As a percentage of contract revenue, general and administrative expenses decreased to 27.8% for the six months ended June 28, 2019 as compared to 31.9% for the six months ended June 29, 2018.

Broken down by segments, the $18.0 million increase in general and administrative expenses was comprised of an increase of $18.3 million in general and administrative expenses in the Energy segment, largely due to our recent acquisitions being in the Energy segment, an increase of $0.9 million in unallocated corporate expenses and a decrease in general and administrative expenses in the Engineering and Consulting segment of $1.2 million, primarily due to the reduction of corporate allocation of finance and administrative support because greater resources were allocated towards our recent acquisitions.

Income from operations.     As a result of the above factors, our income from operations was $2.5 million for the six months ended June 28, 2019 as compared to income from operations of $6.2 million for the six months ended June 29, 2018. The decrease in income from operations was primarily due to the increase in subcontractor services and other direct costs associated with the higher material and subcontractor costs of our Lime Energy projects. Our operating margin was 1.3% for the six months ended June 28, 2019, as compared to 5.4% in the prior year period, primarily attributable to subcontractor services and other direct costs increasing at a proportionately higher rate as compared to the increase in contract revenue. The decrease in operating margin was partially offset by a lower rate of increase in general and administrative expenses compared to contract revenue for the six months ended June 29, 2018 due to cost efficiencies.

Total other expense, net.    Total other expense, net was $2.3 million for the six months ended June 28, 2019, as compared to $34,000 for the six months ended June 29, 2018. This increase in total other expense, net is primarily as a result of borrowings under our 2018 Credit Facilities, which were used to partially finance our acquisition of Lime Energy in the fourth quarter of 2018.

Income tax (benefit) expense.    Income tax benefit was $1.0 million for the six months ended June 28, 2019, as compared to income tax expense of $0.6 million for the six months ended June 29, 2018. In the six months ended June 28, 2019 the difference between the effective tax rate and the federal statutory rate was primarily attributable to tax deductions related to the vesting of performance-based restricted stock units, exercise of non-qualified stock options and disqualifying dispositions arising from the sale of employee stock purchase and incentive stock options.  In the six months ended June 29, 2018 the difference between the effective tax rate and the federal statutory rate was primarily attributable to tax deductions related to Section 179D deductions and stock option exercises. In accordance with ASU

2016-09 (see Note 1 “—Basis of Presentation, Organization and Operations of the Company” of the notes to our condensed consolidated financial statements included elsewhere in this report), the income tax benefit related to the 2019 deductions has been included as a reduction to our effective tax rate for the six months ended June 28, 2019. The effective tax rates in each of the six months ended June 28, 2019 and June 29, 2018 also vary from the federal statutory rate due to the impact of state income tax expense, net operating loss carry-forwards and certain expenses that are non-deductible for tax purposes.

Net income.    As a result of the above factors, our net income was $1.2 million for the six months ended June 28, 2019, as compared to net income of $5.5 million for the six months ended June 29, 2018.  This decrease was primarily due to higher direct costs of revenues and interest expense, partially offset by lower general and administrative expenses as percentages of revenue.

Liquidity and Capital Resources

As of June 28, 2019, we had $27.6 million of cash and cash equivalents. Our primary source of liquidity is cash generated from operations. In addition, as of June 28, 2019, we had a $100.0 million term loan outstanding, a $50.0 million revolving credit facility with no borrowings outstanding and $2.7 million in letters of credit issued and a $50.0 million delayed draw term loan with no amounts outstanding, each maturing on June 26, 2024. We believe that our cash and cash equivalents on hand, cash generated by operating activities and available borrowings under the Revolving Credit Facility will be sufficient to finance our operating activities for at least the next 12 months.

Cash Flows from Operating Activities

Cash flows provided by operating activities were $12.5 million for the six months ended June 28, 2019, as compared to cash flows provided by operating activities of $4.0 million for the six months ended June 29, 2018. Cash flows provided by operating activities for the six months ended June 28, 2019 resulted primarily from a net decrease in our working capital. Cash flows provided by operating activities for the six months ended June 29, 2018 resulted primarily from a decrease in accounts receivable and our net income, partially offset by an increase in contract assets and stock-based compensation, and a decrease in contracts liabilities.

Cash Flows from Investing Activities

Cash flows used in investing activities were $25.4 million for the six months ended June 28, 2019 as compared to cash flows used in investing activities of $3.5 million for the six months ended June 29, 2018. The cash flows used in investing activities for the six months ended June 28, 2019 was primarily due to cash paid for the acquisition of The Weidt Group. The cash flows used in investing activities for the six months ended June 29, 2018 was primarily due to cash paid for acquisitions, net of cash received and the purchase of equipment and leasehold improvements.

Cash Flows from Financing Activities

Cash flows provided by financing activities were $25.2 million for the six months ended June 28, 2019 as compared to cash flows used in financing activities of $3.8 million for the six months ended June 29, 2018. The cash flows provided by financing activities for the six months ended June 28, 2019 were primarily attributable to borrowings under our term loan, partially offset by the payment of $2.9 million in employee payroll taxes related to the repurchase of shares of our common stock in connection with the vesting of restricted stock awards and performance-based restricted stock units during the six months ended June 28, 2019. The cash flows used in financing activities for the six months ended June 29, 2018 were primarily attributable to payments of $3.2 million for contingent consideration and $0.4 million on notes payable, each related to our prior acquisitions at that time.

Outstanding Indebtedness

Credit Facilities. On June 26, 2019, we and certain of our subsidiaries entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with a syndicate of financial institutions as lenders and BMO Harris Bank, N.A. (“BMO”), as administrative agent. The Credit Agreement amends and restates our prior credit agreement, which was entered into on October 1, 2018 with a syndicate of financial institutions as lenders and BMO and was scheduled to mature on October 1, 2023.

The Credit Agreement provides for (i) a $100.0 million term loan (the “Term A Loan”), (ii) up to $50.0 million in delayed draw term loans (the “Delayed Draw Term Loan”), and (iii) a $50.0 million revolving credit facility (the “Revolving Credit Facility” and, collectively with the Term A Loan and the Delayed Draw Term Loan, the “Credit Facilities”), each maturing on June 26, 2024. We may borrow under the Delayed Draw Term Loan any time and from time to time until June 26, 2022; provided that each borrowing under the Delayed Draw Term Loan must be a minimum of $10.0 million, we may not make more than five borrowings under the Delayed Draw Term Loan and any borrowings made under the Delayed Draw Term Loan will permanently reduce future borrowing capacity under the Delayed Draw Term Loan. In addition, we must satisfy certain conditions prior to borrowing under the Delayed Draw Term Loan, including, but not limited to, that upon giving effect to such borrowing under the Delayed Draw Term Loan and any Credit Event (as defined in the Credit Agreement) in connection therewith, we will be in compliance with all financial covenants on a pro forma basis and our consolidated total leverage ratio will be no greater than 0.25x less than the consolidated total leverage ratio covenant compliance level in effect at the time of such borrowing.

We may also request lenders to add incremental term loans or increase the aggregate commitment under the Revolving Credit Facility by an aggregate amount of up to $100.0 million, subject to meeting certain conditions, and only if the existing or new lenders agree to provide the additional term or revolving commitments.

Borrowings under the Credit Agreement bear interest at a rate equal to either, at our option, (i) the highest of the prime rate, the Federal Funds Rate plus 0.5% or one-month LIBOR plus 1.00% (the “Base Rate”) or (ii) LIBOR, in each case plus an applicable margin ranging from 0.125% to 1.00% with respect to Base Rate borrowings and 1.125% to 2.00% with respect to LIBOR borrowings. The applicable margin is based upon our consolidated total leverage ratio. We are also required to pay a commitment fee for the unused portion of the Revolving Credit Facility and the Delayed Draw Term Loan, which ranges from 0.15% to 0.35% per annum depending on our consolidated total leverage ratio, and fees on the face amount of any letters of credit outstanding under the Revolving Credit Facility, which range from 0.84% to 2.00% per annum, in each case, depending on whether such letter of credit is a performance or financial letter of credit and our consolidated total leverage ratio.

The Term A Loan amortizes quarterly in installments of $2.5 million beginning with the fiscal quarter ending September 27, 2019, with a final payment of all then remaining principal and interest due on the maturity date of June 26, 2024. Any Delayed Draw Term Loan will amortize quarterly in an amount equal to 2.5% of the aggregate outstanding borrowings under the Delayed Draw Term Loan, beginning with the first full fiscal quarter ending after the initial borrowing date, with final payment of all then remaining principal and interest due on the maturity date of June 26, 2024.

Willdan Group, Inc. is the borrower under the Credit Agreement and its obligations under the Credit Agreement are guaranteed by its present and future domestic subsidiaries (other than inactive subsidiaries). In addition, subject to certain exceptions, all such obligations are secured by substantially all of the assets of Willdan Group, Inc. and the subsidiary guarantors.

The Credit Agreement requires compliance with financial covenants, including a maximum total leverage ratio and a minimum fixed charge coverage ratio. The Credit Agreement also contains customary restrictive covenants, including (i) restrictions on the incurrence of additional indebtedness and additional liens on property, (ii) restrictions on permitted acquisitions and other investments and (iii) limitations on asset sales, mergers and acquisitions. Further, the Credit Agreement limits our payment of future dividends and distributions and share repurchases by us. Subject to certain exceptions, borrowings under the Credit Agreement are also subject to mandatory prepayment from (a) any issuances of debt or equity securities, (b) any sale or disposition of assets, (c) insurance and condemnation proceeds (d) representation and warranty insurance proceeds related to the acquisition of Lime Energy Co. or any similar insurance policy issued in connection with an acquisition, and (e) excess cash flow. The Credit Agreement includes customary events of default.

As of June 28, 2019, $100.0 million was outstanding under the Term A Loan, no borrowed amounts were outstanding and $2.7 million in letters of credit were issued and under the Revolving Credit Facility and no amounts were outstanding under the Delayed Draw Term Loan.

We believe that, as of June 28, 2019, we were in compliance with all covenants contained in the Credit Agreement.

On January 31, 2019, we entered into an interest swap agreement for $35.0 million notional amount. The interest swap agreement was designated as a cash flow hedge to fix the variable interest rate on a portion of the outstanding principal amount under our prior term loan facility. The interest swap fixed rate is 2.47% and the amortization is quarterly in an amount equal to 10% annually. The interest swap agreement expires on January 31, 2022. As of June 28, 2019, our composite interest rate, exclusive of the effects of upfront fees, undrawn fees and issuance cost amortization, was 4.40%.

Insurance Premiums. We have also financed, from time to time, insurance premiums by entering into unsecured notes payable with insurance companies. During our annual insurance renewals in the fourth quarter of our fiscal year ended December 28, 2018, we elected to finance our insurance premiums for the 2019 fiscal year. The unpaid balance of the financed premiums totaled $0.6 million for the six months ended June 28, 2019.

Contractual obligations

As of June 28, 2019, our aggregate long-term debt obligations increased by $30.0 million and our aggregate future interest payments on outstanding debt increased by $15.6 million, each since December 28, 2018, which increase was primarily comprised of borrowings under the Term A Loan in June 2019. In addition, the maturity date of our Credit Facilities is now June 26, 2024. Our prior credit facilities were scheduled to mature on October 1, 2023. We had no material changes in commitments for operating lease obligations or finance lease obligations as of June 28, 2019, as compared to those disclosed in our table of contractual obligations included in our Annual Report on Form 10-K for the year ended December 28, 2018.

We are obligated to pay earn-out payments in connection with our acquisition of Integral Analytics. We are obligated to pay up to $12.0 million in cash based on future work obtained from the business of Integral Analytics during the three years after the closing of the acquisition, payable in installments, if certain financial targets are met during the three years. As of June 28, 2019, we had contingent consideration payable of $2.7 million related to this acquisition. For the six months ended June 28, 2019, our statement of operations includes $0.2 million of accretion (excluding fair value adjustments) related to the contingent consideration.

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

As of June 28, 2019, we had cash and cash equivalents of $27.6 million. This amount represents cash on hand in business checking accounts with BMO.

We do not engage in trading activities and do not participate in foreign currency transactions.

We are subject to interest rate risk in connection with our Term A Loan and borrowings, if any, under our Revolving Credit Facility and Delayed Draw Term Loan, each of which bears interest at variable rates. As of June 28, 2019, $100.0 million was outstanding under the Term A Loan, no borrowed amounts were outstanding and $2.7 million in letters of credit were issued under the Revolving Credit Facility and no amounts were outstanding under the Delayed Draw Term Loan.  Borrowings under the Credit Agreement bear interest at a rate equal to either, at our option, (i) the highest of the prime rate, the Federal Funds Rate plus 0.5% or one-month LIBOR plus 1.00% (the “Base Rate”) or (ii) LIBOR, in each case plus an applicable margin ranging from 0.125% to 1.00% with respect to Base Rate borrowings and 1.125% to 2.00% with respect to LIBOR borrowings. The applicable margin is based upon our consolidated total leverage ratio. We are also required to pay a commitment fee for the unused portion of the Revolving Credit Facility and the Delayed Draw Term Loan, which ranges from 0.15% to 0.35% per annum depending on our consolidated total leverage ratio, and fees on the face amount of any letters of credit outstanding under the Revolving Credit Facility, which range from 0.84% to 2.00% per annum, in each case, depending on whether such letter of credit is a performance or financial letter of credit and our consolidated total leverage ratio.

The Term A Loan amortizes quarterly in installments of $2.5 million beginning with the fiscal quarter ending September 27, 2019, with a final payment of all then remaining principal and interest due on the maturity date of June 26, 2024. Any Delayed Draw Term Loan will amortize quarterly in an amount equal to 2.5% of the aggregate outstanding borrowings under the Delayed Draw Term Loan, beginning with the first full fiscal quarter ending after the initial borrowing date, with a final payment of all then remaining principal and interest due on the maturity date of June 26, 2024.

On January 31, 2019, we entered into an interest swap agreement for $35.0 million notional amount. The interest swap agreement was designated as a cash flow hedge to fix the variable interest rate on a portion of the outstanding principal amount under our prior term loan facility. The interest swap fixed rate is 2.47% and the amortization is quarterly in an amount equal to 10% annually. The interest swap agreement expires on January 31, 2022.

Based upon the amount of our outstanding indebtedness as of June 28, 2019, a one percentage point increase in the effective interest rate would change our annual interest expense by approximately $1.0 million in 2019.

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

In connection with the preparation of this Quarterly Report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 28, 2019. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, as of June 28, 2019. No change in our internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On May 5, 2019, we repurchased 8,273 shares of our common stock at an average price of $38.39 per share from employees to satisfy tax withholding obligations incurred in connection with the vesting of restricted stock.

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

3.2		Amended and Restated Bylaws of Willdan Group, Inc. (incorporated by reference to Exhibit 3.1 to Willdan Group, Inc.’s Current Report on Form 8-K, filed with the SEC on March 8, 2018).
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

10.1

Amended and Restated Credit Agreement, dated as of June 26, 2019, by and among Willdan Group, Inc., the Guarantors (as defined therein), the Lenders (as defined therein) and BMO Harris Bank N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Willdan Group, Inc.’s Current Report on Form 8-K, filed with the SEC on July 2, 2019).

10.2

Master Reaffirmation of and Amendment to Collateral Documents, dated as of June 26, 2019, by and among Willdan Group, Inc., the other Debtors (as defined therein) and BMO Harris Bank N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to Willdan Group, Inc.’s Current Report on Form 8-K, filed with the SEC on July 2, 2019).

10.3

Willdan Group, Inc. Amended and Restated 2008 Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to Willdan Group, Inc.’s Current Report on Form 8-K, filed with the SEC on June 17, 2019).

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
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of June 28, 2019 and December 28, 2018; (ii) the Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and six months ended June 28, 2019 and June 29, 2018; (iii) the Condensed Consolidated Statements of Stockholders Equity for the six months ended June 28, 2019 and June 29, 2018; (iv) the Condensed Consolidated Statement of Cash Flows for the six months ended June 28, 2019 and June 29, 2018 and (iv) the Notes to the Condensed Consolidated Financial Statements.

*	Filed herewith.

**          Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLDAN GROUP, INC.

By:	/s/ Stacy B. McLaughlin
Stacy B. McLaughlin
Vice President and Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer and duly authorized officer)
Date: August 2, 2019