Form 10-Q
period 2019-09-27
Willdan Group, Inc.
filed 2019-11-01
CIK 1370450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2019

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

As of October 30, 2019, there were 11,316,457 shares of common stock, $0.01 par value per share, of Willdan Group, Inc. issued and outstanding.

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
•

our ability to win new contracts, to renew existing contracts (including with our three primary customers and the two primary customers of Lime Energy Co. (“Lime Energy”) and to compete effectively for contracts awarded through bidding processes,

•

our ability to successfully integrate our acquisitions, including our acquisitions of Lime Energy, The Weidt Group Inc., Onsite Energy Corporation, and Energy and Environmental Economics, Inc. (“E3, Inc.”) and execute on our growth strategy,

•	our current expectations with respect to preliminary estimated adjustments to record our assets and liabilities at their respective estimates of fair values under acquisition accounting,
•	our ability to make principal and interest payments on our outstanding debt as they come due and comply with financial and other covenants in our Credit Agreement (as defined herein), and
•	our ability to obtain financing and to refinance our outstanding debt as it matures.

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(Unaudited)

	September 27,	December 28,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$—	$15,259
Accounts receivable, net of allowance for doubtful accounts of $555 and $442 at September 27, 2019 and December 28, 2018, respectively	51,960	61,346
Contract assets	86,676	51,851
Other receivables	4,934	1,893
Prepaid expenses and other current assets	4,817	5,745
Total current assets	148,387	136,094
Equipment and leasehold improvements, net	11,690	7,998
Goodwill	103,090	97,748
Right-of-use assets	12,767	—
Other intangible assets, net	68,808	44,364
Other assets	9,771	2,386
Deferred income taxes, net	8,099	12,321
Total assets	$362,612	$300,911
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$34,254	$36,829
Accrued liabilities	45,937	37,401
Contingent consideration payable	1,573	3,113
Contract liabilities	5,938	5,075
Notes payable	8,220	8,572
Finance lease obligations	529	320
Lease liability	4,194	—
Total current liabilities	100,645	91,310
Contingent consideration payable	1,235	1,616
Notes payable	95,062	62,214
Finance lease obligations, less current portion	230	224
Lease liability, less current portion	9,726	—
Deferred lease obligations	—	724
Other noncurrent liabilities	683	534
Total liabilities	207,581	156,622

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 40,000 shares authorized; 11,317 and 10,968 shares issued and outstanding at September 27, 2019 and December 28, 2018, respectively	113	110
Additional paid-in capital	123,588	114,008
Accumulated other comprehensive loss	(480)	—
Retained earnings	31,810	30,171
Total stockholders’ equity	155,031	144,289
Total liabilities and stockholders’ equity	$362,612	$300,911

See accompanying notes to the unaudited condensed consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2019	2018	2019	2018

Contract revenue	$117,494	$71,386	$313,683	$185,814

Direct costs of contract revenue (inclusive of directly related depreciation and amortization):
Salaries and wages	16,145	11,233	46,679	33,358
Subcontractor services and other direct costs	66,677	36,840	175,248	86,453
Total direct costs of contract revenue	82,822	48,073	221,927	119,811

General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	15,761	11,125	46,167	31,875
Facilities and facility related	2,250	1,492	6,069	4,087
Stock-based compensation	4,107	1,705	8,148	4,431
Depreciation and amortization	5,788	1,117	11,308	3,292
Other	5,471	2,961	16,230	11,226
Total general and administrative expenses	33,377	18,400	87,922	54,911
Income from operations	1,295	4,913	3,834	11,092

Other income (expense):
Interest expense, net	(1,257)	(22)	(3,599)	(75)
Other, net	2	17	31	36
Total other expense, net	(1,255)	(5)	(3,568)	(39)
Income before income taxes	40	4,908	266	11,053

Income tax (benefit) expense	(376)	1,597	(1,373)	2,224
Net income	$416	$3,311	$1,639	$8,829

Other comprehensive income:
Net unrealized loss on derivative contracts	$(42)	$—	$(480)	$—
Comprehensive income	$374	$3,311	$1,159	$8,829

Earnings per share:
Basic	$0.04	$0.37	$0.15	$1.00
Diluted	$0.04	$0.35	$0.14	$0.95

Weighted-average shares outstanding:
Basic	11,217	8,844	11,097	8,798
Diluted	11,789	9,343	11,714	9,283

See accompanying notes to the unaudited condensed consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

			Additional	Accumulated
	Common Stock		Paid-in	Other Comprehensive
	Shares	Amount	Capital	(Loss)/Gain	Retained Earnings	Total
Balances at December 29, 2017	8,799	$88	$50,976	$—	$20,141	$71,205
Shares of common stock issued in connection with employee stock purchase plan	30	—	617	—	—	617
Shares of common stock issued in connection with incentive stock plan	32	1	278	—	—	279
Stock-based compensation expense	—	—	1,064	—	—	1,064
Net income	—	—	—	—	2,203	2,203
Balance at March 30, 2018	8,861	$89	$52,935	$—	$22,344	$75,368
Shares of common stock issued in connection with incentive stock plan	11	—	61	—	—	61
Shares used to pay taxes on stock grants	(15)	—	(442)	—	—	(442)
Stock-based compensation expense	—	—	1,662	—	—	1,662
Net income	—	—	—	—	3,315	3,315
Balance at June 29, 2018	8,857	$89	$54,216	$—	$25,659	$79,964
Shares of common stock issued in connection with employee stock purchase plan	35	—	682	—	—	682
Shares of common stock issued in connection with incentive stock plan	8	—	136	—	—	136
Restricted Stock Awards	21	—	—	—	—	—
Stock-based compensation expense	—	—	1,705	—	—	1,705
Net income	—	—	—	—	3,311	3,311
Balance at September 28, 2018	8,921	$89	$56,739	$—	$28,970	$85,798

			Additional	Accumulated
	Common Stock		Paid-in	Other Comprehensive
	Shares	Amount	Capital	(Loss)/Gain	Retained Earnings	Total
Balance at December 28, 2018	10,968	$110	$114,008	$—	$30,171	$144,289
Shares of common stock issued in connection with employee stock purchase plan	28	—	749	—	—	749
Shares of common stock issued in connection with incentive stock plan	21	—	291	—	—	291
Unregistered sales of equity securities and use of proceeds	(66)	(1)	(2,515)	—	—	(2,516)
Issuance of restricted stock award and units	175	2	(2)	—	—	—
Stock-based compensation expense	—	—	1,817	—	—	1,817
Net loss	—	—	—	—	(417)	(417)
Net unrealized loss on derivative contracts	—	—	—	(219)	—	(219)
Balance at March 29, 2019	11,126	$111	$114,348	$(219)	$29,754	$143,994
Shares of common stock issued in connection with incentive stock plan	77	1	231	—	—	232
Shares used to pay taxes on stock grants	(9)	—	(346)	—	—	(346)
Stock-based compensation expense	—	—	2,224	—	—	2,224
Net income	—	—	—	—	1,640	1,640
Net unrealized loss on derivative contracts	—	—	—	(219)	—	(219)
Balance at June 28, 2019	11,194	$112	$116,457	$(438)	$31,394	$147,525
Shares of common stock issued in connection with employee stock purchase plan	34	—	991	—	—	991
Shares of common stock issued in connection with incentive stock plan	14	—	334	—	—	334
Issuance of restricted stock award and units	22	—	—	—	—	—
Unregistered sales of stock	53	1	1,699	—	—	1,700
Stock-based compensation expense	—	—	4,107	—	—	4,107
Net income	—	—	—	—	416	416
Net unrealized loss on derivative contracts	—	—	—	(42)	—	(42)
Balance at September 27, 2019	11,317	$113	$123,588	$(480)	$31,810	$155,031

See accompanying notes to the unaudited condensed consolidated financial statements

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended
	September 27,	September 28,
	2019	2018
Cash flows from operating activities:
Net income	$1,639	$8,829
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	11,624	3,391
Deferred income taxes, net	(285)	(1,460)
Gain on sale/disposal of equipment	(5)	(17)
Provision for doubtful accounts	256	317
Stock-based compensation	8,148	4,431
Accretion and fair value adjustments of contingent consideration	(540)	(713)
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts receivable	13,491	19,492
Contract assets	(20,221)	(18,252)
Other receivables	(3,004)	1,518
Prepaid expenses and other current assets	1,060	78
Other assets	(336)	(78)
Accounts payable	(5,836)	(1,960)
Accrued liabilities	1,164	(1,672)
Contract liabilities	705	(2,320)
Deferred lease obligations	—	(15)
Right-of-use assets	429	—
Net cash provided by operating activities	8,289	11,569
Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(5,636)	(720)
Proceeds from sale of equipment	45	41
Cash paid for acquisitions, net of cash acquired	(46,539)	(2,994)
Net cash used in investing activities	(52,130)	(3,673)
Cash flows from financing activities:
Change in excess of outstanding checks over bank balance	(1,514)	—
Payments on contingent consideration	(1,381)	(3,768)
Payments on notes payable	(1,371)	(383)
Payments on debt issuance costs	(749)	—
Borrowings under term loan facility and line of credit	105,000	—
Repayments under term loan facility and line of credit	(72,500)	(2,500)
Principal payments on finance leases	(338)	(321)
Proceeds from stock option exercise	858	476
Proceeds from sales of common stock under employee stock purchase plan	1,740	1,299
Shares used to pay taxes on stock grants	(2,862)	(442)
Proceeds from unregistered sales of equity	1,699	—
Net cash provided by (used in) financing activities	28,582	(5,639)
Net increase (decrease) in cash and cash equivalents	(15,259)	2,257
Cash and cash equivalents at beginning of period	15,259	14,424
Cash and cash equivalents at end of period	$—	$16,681
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,314	$75
Income taxes	2,247	2,061
Supplemental disclosures of noncash investing and financing activities:
Loss on cash flow hedge valuations, net of tax	(480)	—
Contingent consideration related to business acquisitions	—	943
Other payable for working capital adjustment	—	698
Equipment acquired under finance leases	—	281

See accompanying notes to the unaudited condensed consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.           BASIS OF PRESENTATION, ORGANIZATION AND OPERATIONS OF THE COMPANY

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and reflect all adjustments, which consist of only normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the consolidated results for the interim periods presented. Willdan Group, Inc. and its subsidiaries (the “Company”) operates and reports its quarterly financial results based on the 13-week period ending on the Friday closest to March 31, June 30 and September 30 and the 13 or 14-week period ending on the Friday closest to December 31, as applicable, with consideration of business days. Results for the interim periods are not necessarily indicative of results for the full year. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2018.

The condensed consolidated statement of stockholders' equity includes repurchases of shares of our common stock from employees to satisfy tax withholding obligations incurred in connection with the vesting of restricted stock or performance stock units, which amount is presented as a reduction of additional paid-in capital and common stock.

Nature of Business

The Company is a provider of professional technical and consulting services to utilities, private industry, and public agencies at all levels of government. The Company enables its clients to realize cost and energy savings by providing a wide range of specialized services without having to incur and maintain the overhead necessary to develop staffing in-house. Such services include energy and sustainability, engineering, construction management and planning and economic and financial consulting. The Company operates its business through a nationwide network of offices spread across 24 states and the District of Columbia. Its clients primarily consist of public and governmental agencies, including cities, counties, public utilities, redevelopment agencies, water districts, school districts and universities, state agencies, federal agencies, a variety of other special districts and agencies, private utilities and industry and tribal governments. The Company’s business with public and private utilities is concentrated primarily in California, New York and North Carolina and its business with public agencies is concentrated in California, New York and Arizona.

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

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of September 27, 2019, the Company had one VIE—Genesys Engineering, P.C. (“Genesys”). Pursuant to New York law, the Company does not own capital stock of Genesys and does not have control over the professional decision making of Genesys’ engineering services. The Company, however, has entered into an administrative services agreement with Genesys pursuant to which WES, the Company’s wholly-owned subsidiary, will provide Genesys with ongoing administrative, operational and other non-professional support services. The Company manages Genesys and has the power to direct the activities that most significantly impact Genesys’ performance, in addition to being obligated to absorb expected losses from Genesys. Accordingly, the Company is the primary beneficiary of Genesys and consolidates Genesys as a VIE.

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

Segment Information

WGI is a holding company with five wholly-owned subsidiaries. The Company presents segment information externally consistent with the manner in which the Company’s chief operating decision maker reviews information to assess performance and allocate resources. WGI performs administrative functions on behalf of its subsidiaries, such as treasury, legal, accounting, information systems, human resources and certain business development activities, and earns revenue that is only incidental to the activities of the enterprise. As a result, WGI does not meet the definition of an operating segment. The Company’s two segments are Energy and Engineering and Consulting. The Company’s principal segment, Energy, consists of the business of its subsidiary, WES, which offers energy and sustainability consulting services to utilities, public agencies and private industry. The Company’s Engineering and Consulting segment includes the operation of the Company’s remaining direct subsidiaries, Willdan Engineering, Willdan Infrastructure, Public Agency Resources and Willdan Financial Services. Willdan Engineering provides civil engineering-related construction management, building and safety, city engineering, city planning, geotechnical, material testing and other engineering consulting services to its clients. Willdan Infrastructure, which was launched in fiscal year 2013, provides engineering services to larger rail, port, water, mining and other civil engineering projects. Public Agency Resources primarily provides staffing to Willdan Engineering. Willdan Financial Services provides economic and financial consulting to public agencies. See Note 11 “—Segment Information” for segment information for the current and prior period.

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

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The increase in contract assets and contract liabilities for the nine months ended September 27, 2019 were primarily attributable to our recent acquisitions and normal business operations.

Off‑Balance Sheet Arrangements

The Company does not have any off‑balance sheet financing arrangements or liabilities. In addition, the Company does not have any majority‑owned subsidiaries or any interests in, or relationships with, any special‑purpose entities that are not included in the condensed consolidated financial statements. The Company has, however, entered into an administrative services agreement with Genesys pursuant to which WES, the Company’s wholly-owned subsidiary, will provide Genesys with ongoing administrative, operational and other non-professional support services. The Company manages Genesys and has the power to direct the activities that most significantly impact Genesys’ performance, in addition to being obligated to absorb expected losses from Genesys. Accordingly, the Company is the primary beneficiary of Genesys and consolidates Genesys as a variable interest entity.

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

Many of the Company’s fixed price contracts involve a high degree of subcontracted fixed price effort and are relatively short in duration, thereby lowering the risks of not properly estimating the percent complete. Revenue on time-and-materials and unit-based contracts is recognized as the work is performed in accordance with the specific rates and terms of the contract. The Company recognizes revenues for time-and-materials contracts based upon the actual hours incurred during a reporting period at contractually agreed upon rates per hour and also includes in revenue all reimbursable costs incurred during a reporting period. Certain of the Company’s time-and-materials contracts are subject to maximum contract values and, accordingly, when revenue is expected to meet the maximum contract value, these contracts are generally recognized under the percentage-of-completion method, consistent with fixed price contracts. For unit-based contracts, the Company recognizes the contract price of units of a basic production product as revenue when

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the production product is delivered during a period. Revenue recognition for software licenses issued by the Energy segment is generally recognized at a point in time, utilizing the unit-based revenue recognition method, upon acceptance of the software by the customer and in recognition of the fulfillment of the performance obligation. Certain additional performance obligations beyond the base software license may be separated from the gross license fee and recognized on a straight-line basis over time. Revenue for amounts that have been billed but not earned is deferred, and such deferred revenue is referred to as contract liabilities in the accompanying condensed consolidated balance sheets.

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

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Retainage, included in contract assets, represents amounts withheld from billings to the Company’s clients pursuant to provisions in the contracts and may not be paid to the Company until specific tasks are completed or the project is completed and, in some instances, for even longer periods. At September 27, 2019 and December 28, 2018, contract assets included retainage of $5.2 million and $6.7 million, respectively.

Disaggregation of Revenue

The following tables provides information about disaggregated revenue of the Company’s two segments Energy and Engineering and Consulting, by contract type, client type and geographical region for the nine months ended September 27, 2019:

	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$10,154	$42,624	$52,778
Unit-based	188,388	10,719	199,107
Fixed price	59,420	2,378	61,798
Total	$257,962	$55,721	$313,683

Client Type
Commercial	$28,063	$4,176	$32,239
Government	41,400	51,251	92,651
Utilities	188,499	294	188,793
Total	$257,962	$55,721	$313,683

Geography
Domestic	$257,962	$55,721	$313,683

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On January 31, 2019, the Company entered into an interest rate swap agreement that the Company designated as cash flow hedge to fix the variable interest rate on a portion of the Company’s 2018 Term Loan Facility (as defined in Note 7 “—Debt Obligations”). The interest rate swap agreement has a total notional amount of $35.0 million, a fixed annual interest rate of 2.47% and expires on January 31, 2022. For further discussion of this derivative contract, see Note 13 “—Derivative Financial Instruments” below.

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

Liquidity

The Company’s primary source of liquidity is cash generated from operations. As of September 27, 2019, as a result of the timing of payments where checks outstanding were in excess of the Company’s cash balance, the Company had $0.0 of cash and cash equivalents. In addition, as of September 27, 2019, the Company had $97.5 million outstanding on its Term A Loan (as defined in Note 7 “—Debt Obligations”), a $50.0 million Revolving Credit Facility

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(as defined in Note 7 “—Debt Obligations”) with $5.0 million outstanding and $2.7 million in letters of credit issued, and a $50.0 million Delayed Draw Term Loan (as defined in Note 7 “—Debt Obligations”) with no amounts outstanding, each with a syndicate of financial institutions as lenders and BMO Harris Bank, N.A. (“BMO”), as administrative agent, and scheduled to mature on June 26, 2024 (see Note 7 “—Debt Obligations” below). Subsequent to September 27, 2019, the Company borrowed $27.0 million under its Delayed Draw Term Loan to finance the purchase of its acquisition of Energy and Environmental Economics, Inc. (“E3, Inc.”), which reduced the future borrowing capacity under the Delayed Draw Term Loan to $23.0 million (see Note 14 “—Subsequent Events”). The Company believes that cash generated by operating activities and funds available under its Credit Facilities (as defined in Note 7 “—Debt Obligations”) will be sufficient to finance its operating activities for at least the next 12 months.

Reclassifications

Certain prior year amounts have been reclassified in the condensed consolidated balance sheets to conform to the current year presentation.

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

Recent Accounting Pronouncements

Intangibles-Goodwill and Other

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350), which eliminates the requirement to compare the implied fair value of reporting unit goodwill with the carrying amount of that goodwill (commonly referred to as Step 2) from the goodwill impairment test. The new standard does not change how a goodwill impairment is identified. The Company will continue to perform its quantitative and qualitative goodwill impairment test by comparing the fair value of each reporting unit to its carrying amount, but if the Company were required to recognize a goodwill impairment charge, under the new standard the amount of the charge would be calculated by subtracting the reporting unit’s fair value from its carrying amount. Under the prior standard, if the Company were required to recognize a goodwill impairment charge, Step 2 required us to calculate the implied value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination and the amount of the charge was calculated by subtracting the reporting unit’s implied fair value of goodwill from its actual goodwill balance. The new standard is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted, and should be applied prospectively from the date of adoption. The Company adopted the new standard for future goodwill impairment tests at the beginning of the fourth quarter of 2019 because it significantly simplifies the evaluation of goodwill for impairment. The adoption of ASU 2017-04 did not have a material impact on the Company’s condensed consolidated financial statements.

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

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.           BUSINESS COMBINATIONS

Acquisition of Onsite Energy Corporation

On July 2, 2019, the Company acquired substantially all of the assets and liabilities of Onsite Energy Corporation (“Onsite Energy”), an energy efficiency services and project implementation firm that specializes in energy upgrades and commissioning for industrial facilities. The Company believes the acquisition will expand its presence in the California-based industrial energy management services. Pursuant to the terms of the Asset Purchase Agreement, dated July 2, 2019, by and between WES and Onsite Energy, WES will pay a maximum aggregate purchase price of $26.4 million, subject to certain holdback and working capital adjustments, to be paid in cash. Onsite Energy’s financial information is included within the Energy segment. The Company expects to finalize the purchase price allocation with respect to this transaction during the second quarter of fiscal year 2020.

The acquisition was accounted for as a business combination in accordance with ASC 805. Under ASC 805, the Company recorded the acquired assets and assumed liabilities at their estimated fair value with the excess allocated to goodwill. Goodwill represents the value the Company expects to achieve through the operational synergies, the expansion into new markets and the acquired company’s assembled work force. The Company estimates that the entire $5.3 million of goodwill resulting from the acquisition will be tax deductible.

Consideration for the acquisition includes the following:

Onsite Energy
(in thousands)
Cash paid	$24,273
Other working capital adjustment	-
Total consideration	$24,273

The following table summarizes the preliminary amounts for the acquired assets recorded at their estimated fair value as of the acquisition date:

Onsite Energy
(in thousands)
Current assets	$22,493
Non-current assets[1]	10
Equipment and leasehold improvements, net	39
Right-of-use assets	828
Current lease liability	(168)
Non-current lease liability	(660)
Liabilities	(12,222)
Backlog	800
Customer relationships	7,374
Tradename	500
Goodwill	5,279
Net assets acquired	$24,273

(1)	Excluded from non-current assets are equipment and leasehold improvements, net, right-of-use assets, customer relationships, tradename, backlog and goodwill.

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following unaudited pro forma financial information for the three and nine months ended September 27, 2019 and September 28, 2018 assumes that the acquisitions of substantially all of the assets and liabilities of Onsite Energy and The Weidt Group and that the acquisition of all the outstanding shares of Lime Energy each occurred on the first day of the year prior to the year of acquisition:

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2019	2018	2019	2018
	(in thousands, except per share data)
Pro forma revenue	$117,494	$119,354	$328,731	$318,248

Pro forma income from operations	$1,295	$6,173	$6,258	$12,426
Pro forma net income[1]	$416	$3,317	$3,284	$6,299

Earnings per share:
Basic	$0.04	$0.31	$0.30	$0.58
Diluted	$0.04	$0.29	$0.28	$0.56

Weighted average shares outstanding:
Basic	11,217	10,857	11,097	10,810
Diluted	11,789	11,356	11,714	11,285

(1)	Adjustments to pro forma net income include income from operations, amortization and interest expenses.

This pro forma supplemental information does not purport to be indicative of what the Company’s operating results would have been had the acquisitions of substantially all of the assets of Onsite Energy and The Weidt Group and the acquisition of all the outstanding shares of Lime Energy each occurred on the first day of the year prior to the year of acquisition and may not be indicative of future operating results.

There were $0.1 million in acquisition related costs associated with Onsite Energy that were included in other general and administrative expenses in the condensed consolidated statements of comprehensive income for the three and nine months ended September 27, 2019.

During the three and nine months ended September 27, 2019, the acquisition of Onsite Energy contributed $4.8 million in revenue and $1.0 million in income from operations, respectively.

Acquisition of The Weidt Group

On March 8, 2019, the Company acquired substantially all of the assets of the energy practice division of The Weidt Group Inc. (“The Weidt Group”). The Company believes the acquisition will expand its presence in the upper Midwest and better position the Company to help utilities make their grids more resilient. Pursuant to the terms of the Asset Purchase Agreement, dated March 8, 2019, by and among the Company, WES and The Weidt Group, WES paid a cash purchase price of $22.1 million, inclusive of working capital adjustments. The Weidt Group’s financial information is included within the Energy segment. The Company expects to finalize the purchase price allocation with respect to this transaction during the first quarter of 2020.

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The acquisition was accounted for as a business combination in accordance with ASC 805. Under ASC 805, the Company recorded the acquired assets and assumed liabilities at their estimated fair value with the excess allocated to goodwill. Goodwill represents the value the Company expects to achieve through the operational synergies, the expansion into new markets and the acquired company’s assembled work force. The Company estimates that the entire $11.5 million of goodwill resulting from the acquisition will be tax deductible.

Consideration for the acquisition includes the following:

The Weidt Group
(in thousands)
Cash paid	$22,136
Other working capital adjustment	-
Total consideration	$22,136

The following table summarizes the preliminary amounts for the acquired assets recorded at their estimated fair value as of the acquisition date:

The Weidt Group
(in thousands)
Current assets	$2,317
Non-current assets[1]	25
Equipment and leasehold improvements, net	198
Right-of-use assets	1,730
Current lease liability	(245)
Non-current lease liability	(1,533)
Liabilities	(612)
Backlog	750
Customer relationships	4,330
Tradename	550
Developed technology	3,170
Goodwill	11,456
Net assets acquired	$22,136

(1)	Excluded from non-current assets are equipment and leasehold improvements, net, right-of-use assets, customer relationships, tradename, developed technology, backlog and goodwill.

During the three months ended September 27, 2019, the Company made adjustments to the preliminary purchase price allocation related to The Weidt Group which resulted in an aggregate increase of $1.0  million in the carrying value of backlog, customer relationships, tradename, and developed technology and an offsetting $1.0 million decrease to the carrying value of goodwill. The increase in the fair value of intangible assets resulted in an additional amortization expense charge of $0.2 million for the three months ended September 27, 2019.

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following unaudited pro forma financial information for the three and nine months ended September 27, 2019 and September 28, 2018 assumes that the acquisitions of substantially all of the assets and liabilities of Onsite Energy and The Weidt Group and that the acquisition of all the outstanding shares of Lime Energy each occurred on the first day of the year prior to the year of acquisition:

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2019	2018	2019	2018
	(in thousands, except per share data)
Pro forma revenue	$117,494	$119,354	$328,731	$318,248

Pro forma income from operations	$1,295	$6,173	$6,258	$12,426
Pro forma net income[1]	$416	$3,317	$3,284	$6,299

Earnings per share:
Basic	$0.04	$0.31	$0.30	$0.58
Diluted	$0.04	$0.29	$0.28	$0.56

Weighted average shares outstanding:
Basic	11,217	10,857	11,097	10,810
Diluted	11,789	11,356	11,714	11,285

(1)	Adjustments to pro forma net income include income from operations, amortization and interest expenses.

This pro forma supplemental information does not purport to be indicative of what the Company’s operating results would have been had the acquisition of substantially all of the assets and liabilities of Onsite Energy, The Weidt Group, and that the acquisition of all the outstanding shares of Lime Energy each occurred on the first day of the year prior to the year of acquisition and may not be indicative of future operating results.

There were $0.1 million and $0.4 million in acquisition related costs associated with The Weidt Group that were included in other general and administrative expenses in the condensed consolidated statements of comprehensive income for the three and nine months ended September 27, 2019, respectively.

During the three and nine months ended September 27, 2019, the acquisition of The Weidt Group contributed $3.5 million and $7.6 million in revenue and $0.6 million and $1.1 million in income from operations, respectively.

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

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The acquisition was accounted for as a business combination in accordance with ASC 805. Under ASC 805, the Company recorded the acquired assets and assumed liabilities at their estimated fair value with the excess allocated to goodwill. Goodwill represents the value the Company expects to achieve through the operational synergies, the expansion into new markets and the acquired company’s assembled work force. The Company estimates that the entire $46.1 million of goodwill resulting from the acquisition will not be tax deductible. Consideration for the acquisition includes the following:

Lime Energy
(in thousands)
Cash paid	$122,439
Other working capital adjustment	-
Total consideration	$122,439

The following table summarizes the preliminary amounts for the acquired assets and liabilities recorded at their estimated fair value as of the acquisition date:

Lime Energy
(in thousands)
Current assets[1]	$45,401
Non-current assets[2]	13,847
Cash	1,090
Equipment and leasehold improvements, net	1,892
Liabilities	(38,110)
Customer relationships	34,400
Tradename	5,970
Developed technology	10,600
Backlog	1,230
Goodwill	46,119
Net assets acquired	$122,439

(1)	Excluded from current assets is cash
(2)	Excluded from non-current assets are equipment and leasehold improvements, net, customer relationships, tradename, developed technology, backlog and goodwill.

During the three months ended September 27, 2019, the Company made adjustments to the preliminary purchase price allocation related to Lime Energy which resulted in an aggregate increase of $11.4 million in the carrying value of liabilities, customer relationships, developed technology, and backlog and an offsetting $11.4 million decrease to the carrying value of goodwill. The increase in the fair value of intangible assets resulted in an additional amortization expense charge of $1.9 million for the three months ended September 27, 2019.

There were no acquisition related costs associated with Lime Energy for the three months ended September 27, 2019. There were $0.2 million in acquisition related costs associated with Lime Energy included in other general and administrative expenses in the condensed consolidated statements of comprehensive income for nine months ended September 27, 2019.

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following unaudited pro forma financial information for the three and nine months ended September 27, 2019 and September 28, 2018 assumes that the acquisition of all the outstanding shares of Lime Energy and that the acquisitions of substantially all of the assets and liabilities of Onsite Energy and The Weidt Group each occurred on the first day of the year prior to the year of acquisition:

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2019	2018	2019	2018
	(in thousands, except per share data)
Pro forma revenue	$117,494	$119,354	$328,731	$318,248

Pro forma income from operations	$1,295	$6,173	$6,258	$12,426
Pro forma net income[1]	$416	$3,317	$3,284	$6,299

Earnings per share:
Basic	$0.04	$0.31	$0.30	$0.58
Diluted	$0.04	$0.29	$0.28	$0.56

Weighted average shares outstanding:
Basic	11,217	10,857	11,097	10,810
Diluted	11,789	11,356	11,714	11,285

(1)	Adjustments to pro forma net income include income from operations, amortization and interest expenses.

This pro forma supplemental information does not purport to be indicative of what the Company’s operating results would have been had the acquisition of all the outstanding shares of Lime Energy and that the acquisitions of substantially all of the assets and liabilities of Onsite Energy and The Weidt Group each occurred on the first day of the year prior to the year of acquisition and may not be indicative of future operating results.

During the three and nine months ended September 27, 2019, the acquisition of Lime Energy contributed $40.8 million and $116.2 million in revenue and $1.3 million and $2.5 million in income from operations, respectively.

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

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.           GOODWILL AND OTHER INTANGIBLE ASSETS

As of September 27, 2019, the Company had $103.1 million of goodwill, which primarily relates to the Energy segment and the acquisitions within this segment of Lime Energy, NAM, Integral Analytics and Abacus Resource Management Company (“Abacus”) and substantially all of the assets of Onsite Energy, The Weidt Group, Genesys and 360 Energy Engineers, LLC (“360 Energy”). The remaining goodwill relates to the Engineering and Consulting segment and the acquisition within this segment of Economists.com, LLC. The changes in the carrying value of goodwill by reporting unit for the nine months ended September 27, 2019 were as follows:

	December 28,	Additional	Additions /	September 27,
	2018	Purchase Cost	Adjustments	2019
	(in thousands)
Reporting Unit:
Energy	$96,999	$16,735	$(11,393)	$102,341
Engineering and Consulting	749	—	—	749
	$97,748	$16,735	$(11,393)	$103,090

The gross amounts and accumulated amortization of the Company’s acquired identifiable intangible assets with finite useful lives as of September 27, 2019 included in other intangible assets, net in the accompanying condensed consolidated balance sheets, were as follows:

	September 27, 2019		December 28, 2018
	Gross	Accumulated	Gross	Accumulated	Amortization
	Amount	Amortization	Amount	Amortization	Period
	(in thousands)				(in years)
Finite:
Backlog	$4,564	$3,214	$2,514	$2,155	0.2	-	5.0
Tradename	11,351	4,400	10,301	3,118	3.0	-	6.0
Non-compete agreements	1,420	1,270	1,420	1,042	4.0	-	5.0
Developed technology	18,180	3,286	12,920	944	5.0	-	8.0
Customer relationships	51,923	6,460	25,219	2,441	5.0	-	10.0
Total finite intangible assets	87,438	$18,630	52,374	$9,700
In-process research and technology[1]	—	—	1,690	—
Total intangible assets	$87,438	$18,630	$54,064	$9,700

(1)	In-process research and technology will not be amortized until put into use.

As part of prior acquisitions, the Company recorded at the time of the acquisition acquired in-process research and development (“IPR&D”) for projects in progress that had not yet reached technological feasibility. IPR&D is initially accounted for as an indefinite-lived intangible asset. Once a project reaches technological feasibility, the Company reclassifies the balance to developed technology and begins to amortize the intangible asset over its estimated useful life. During the three and nine months ended September 27, 2019, the Company reclassified $1.7 million of acquired IPR&D to developed technology and commenced amortization over its estimated useful life of 7 years.

The Company’s amortization expense for acquired identifiable intangible assets with finite useful lives was $4.9 million and $8.9 million for the fiscal three and nine months ended September 27, 2019 as compared to $0.7 million and $2.1 million for the fiscal three and nine months ended September 28, 2018, respectively. Estimated amortization

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expense for acquired identifiable intangible assets for the remainder of fiscal year 2019 and the succeeding years are as follows:

Future Intangible Asset
Amortization expense
(in thousands)
Fiscal year:
Remainder of 2019	$3,040
2020	11,589
2021	10,186
2022	9,936
2023	9,278
2024	5,781
Thereafter	18,998
$68,808

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

The Company tests its goodwill at least annually for possible impairment. The Company completes its annual testing of goodwill as of the last day of the first month of its fourth fiscal quarter each year to determine whether there is impairment. In addition to the Company’s annual test, it regularly evaluates whether events and circumstances have occurred that may indicate a potential impairment of goodwill. No impairment was recorded during the nine months ended September 27, 2019.

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

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the number of weighted-average common shares outstanding used to compute basic and diluted EPS:

	Three months ended		Nine months ended
	September 27,	September 28,	September 27,	September 28,
	2019	2018	2019	2018
	(in thousands, except per share amounts)
Net income	$416	$3,311	$1,639	$8,829
Weighted-average common shares outstanding	11,217	8,844	11,097	8,798
Effect of dilutive stock options and restricted stock awards	572	499	617	485
Weighted-average common shares outstanding-diluted	11,789	9,343	11,714	9,283
Earnings per share:
Basic	$0.04	$0.37	$0.15	$1.00
Diluted	$0.04	$0.35	$0.14	$0.95

For the three and nine months ended September 27, 2019, 155,000 options were excluded from the calculation of dilutive potential common shares, as compared to 241,000 and 215,000 options for the three and nine months ended September 28, 2018, respectively. These options were not included in the computation of dilutive potential common shares because the assumed proceeds per share exceeded the average market price per share for the 2019 and 2018 periods, respectively. Accordingly, the inclusion of these options would have been anti-dilutive.

5.           EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

Equipment and leasehold improvements consisted of the following at September 27, 2019 and December 28, 2018:

	September 27,	December 28,
	2019	2018
	(in thousands)
Furniture and fixtures	$4,264	$3,551
Computer hardware and software	13,975	10,874
Leasehold improvements	2,282	1,419
Equipment under finance leases	1,850	1,304
Automobiles, trucks, and field equipment	3,533	2,635
	25,904	19,783
Accumulated depreciation and amortization	(14,214)	(11,785)
Equipment and leasehold improvements, net	$11,690	$7,998

Included in accumulated depreciation and amortization is $366,000 and $374,000 of amortization expense related to equipment held under finance leases in the nine months ended September 27, 2019 and fiscal year 2018, respectively.

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.           ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	September 27,	December 28,
	2019	2018
	(in thousands)
Accrued bonuses	$1,803	$5,273
Accrued interest	35	127
Paid leave bank	4,259	3,512
Compensation and payroll taxes	1,529	2,544
Accrued legal	18	153
Accrued workers’ compensation insurance	188	273
Accrued rent	—	233
Employee withholdings	1,452	2,137
Client deposits	234	280
Accrued subcontractor costs	34,164	21,446
Other	2,255	1,423
Total accrued liabilities	$45,937	$37,401

7.           DEBT OBLIGATIONS

Debt obligations, excluding obligations under finance leases (see Note 8 “—Leases” below), consist of the following at September 27, 2019 and December 28, 2018:

	September 27,	December 28,
	2019	2018
	(in thousands)
Outstanding borrowings on Term A Loan	$97,500	$70,000
Outstanding borrowings on Revolving Credit Facility	5,000	—
Other debt agreements	1,531	1,711
Total debt	104,031	71,711
Issuance costs and debt discounts	(749)	(925)
Subtotal	103,282	70,786
Less current portion of long-term debt	8,220	8,572
Long-term debt portion	$95,062	$62,214

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

The Credit Agreement provides for (i) a $100.0 million term loan (the “Term A Loan”), (ii) up to $50.0 million in delayed draw term loans (the “Delayed Draw Term Loan”), and (iii) a $50.0 million revolving credit facility (the “Revolving Credit Facility” and, collectively with the Term A Loan and the Delayed Draw Term Loan, the “Credit Facilities”), each maturing on June 26, 2024. The Company may borrow under the Delayed Draw Term Loan any time and from time to time until June 26, 2022; provided that each borrowing under the Delayed Draw Term Loan must be a minimum of $10.0 million, the Company may not make more than five borrowings under the Delayed Draw Term Loan and any borrowings made under the Delayed Draw Term Loan will permanently reduce future borrowing capacity under the Delayed Draw Term Loan. In addition, the Company must satisfy certain conditions prior to borrowing under the Delayed Draw Term Loan, including, but not limited to, that upon giving effect to such borrowing under the Delayed

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Draw Term Loan and any Credit Event (as defined in the Credit Agreement) in connection therewith, the Company will be in compliance with all financial covenants on a pro forma basis and the Company’s consolidated total leverage ratio will be no greater than 0.25x less than the consolidated total leverage ratio covenant compliance level in effect at the time of such borrowing. On October 28, 2019, the Company borrowed $27.0 million under the Delayed Draw Term Loan to finance the purchase of its acquisition of E3, Inc., which reduced the future borrowing capacity under the Delayed Draw Term Loan to $23.0 million.

The Company may also request lenders to add incremental term loans or increase the aggregate commitment under the Revolving Credit Facility by an aggregate amount of up to $100.0 million, subject to meeting certain conditions, and only if the existing or new lenders agree to provide the additional term or revolving commitments.

Borrowings under the Credit Facilities bear interest at a rate equal to either, at the Company’s option, (i) the highest of the prime rate, the Federal Funds Rate plus 0.50% or one-month LIBOR plus 1.00% (the “Base Rate”) or (ii) LIBOR, in each case plus an applicable margin ranging from 0.125% to 1.00% with respect to Base Rate borrowings and 1.125% to 2.00% with respect to LIBOR borrowings. The applicable margin varies based upon the Company’s consolidated total leverage ratio. The Company will also pay commitment fees for the unused portion of the Revolving Credit Facility and the Delayed Draw Term Loan, which ranges from 0.15% to 0.35% per annum depending on the Company’s consolidated total leverage ratio, and fees on the face amount of any letters of credit outstanding under the Revolving Credit Facility, which range from 0.84% to 2.00% per annum, in each case, depending on whether such letter of credit is a performance or financial letter of credit and the Company’s consolidated total leverage ratio. The Term A Loan issuance costs are amortized to interest expense over the term of the loan, and as of September 27, 2019, issuance costs of $0.7 million remained unamortized. The Delayed Draw Term Loan and Revolving Credit Facility issuance cost of $0.8 million are included in assets in the accompanying condensed consolidated balance sheets.

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

The Credit Agreement requires compliance with financial covenants, including a maximum total consolidated leverage ratio and a minimum fixed charge coverage ratio. The Credit Agreement also contains customary restrictive covenants including (i) restrictions on the incurrence of additional indebtedness and additional liens on property, (ii) restrictions on permitted acquisitions and other investments and (iii) limitations on asset sales, mergers and acquisitions. Further, the Credit Agreement limits the Company’s payment of future dividends and distributions and share repurchases by the Company. Subject to certain exceptions, the borrowings under the Credit Agreement are also subject to mandatory prepayment from (a) any issuances of debt or equity securities, (b) any sale or disposition of assets, (c) insurance and condemnation proceeds (d) representation and warranty insurance proceeds related to insurance policies issued in connection with acquisitions and (e) excess cash flow. The Credit Agreement includes customary events of default.

The Company believes that, as of September 27, 2019, it was in compliance with all covenants contained in the Credit Agreement.

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On January 31, 2019, the Company entered into an interest swap agreement for $35.0 million notional amount. The interest swap agreement was designated as a cash flow hedge to fix the variable interest rate on a portion of the outstanding principal amount under the Company’s 2018 Term Loan Facility. The interest swap fixed annual rate is 2.47% and the amortization is quarterly in an amount equal to 10% annually. The interest swap agreement expires on January 31, 2022. As of September 27, 2019, the Company’s composite interest rate, exclusive of the effects of upfront fees, undrawn fees and issuance cost amortization, was 4.40%.

Prior Credit Facilities

2018 Credit Facility

On October 1, 2018, in connection with the acquisition of Lime Energy, the Company entered into a credit agreement (the “2018 Credit Agreement”) with a syndicate of financial institutions as lenders, and BMO Harris Bank, N.A., as administrative agent. The 2018 Credit Agreement initially provided for up to a $90.0 million delayed draw term loan facility (the “2018 Term Loan Facility”) and a $30.0 million revolving credit facility (collectively, the “2018 Credit Facilities”), each maturing on October 1, 2023. On October 10, 2018, as a result of the Company’s completed equity offering, the amount available for borrowing under the 2018 Term Loan Facility was reduced to $70.0 million. On November 9, 2018, in connection with the closing of the acquisition of Lime Energy, the Company borrowed $70.0 million (the “2018 Term Loan”) under the 2018 Term Loan Facility. The proceeds of such borrowing were used to pay part of the consideration owed in connection with the acquisition along with related fees and expenses. On June 26, 2019, in connection with the Company entering into the Credit Agreement, the 2018 Credit Agreement was amended and restated.

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

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Borrowings under the 2017 Credit Agreement were guaranteed by all of the Company’s direct and indirect subsidiaries and secured by substantially all of the Company’s and the Guarantors’ assets. On October 1, 2018, in connection with the Company entering into the 2018 Credit Agreement, the 2017 Credit Agreement was terminated.

Other Debt Agreements

Insurance Premiums

The Company has also financed, from time to time, insurance premiums by entering into unsecured notes payable with insurance companies. During the Company’s annual insurance renewals in the fourth quarter of its fiscal year ended December 28, 2018, the Company elected to finance its insurance premiums for the 2019 fiscal year with a note payable bearing interest at an annual rate of 4.3%, payable in monthly principal and interest installments of $149,881 through October 2019. Included in the Company’s insurance renewal terms are individual stop loss amount of $100,000 and an aggregate of 125%. As of September 27, 2019 and December 28, 2018, the unpaid balance of the financed premiums totaled $0.3 million and $1.5 million, respectively.

Software Agreements

The Company has also financed, from time to time, software costs by entering into unsecured notes payable with software providers. During the fiscal year ended December 28, 2018, the Company elected to finance its IBM software costs of $0.2 million with a note payable bearing interest at an annual rate of 4.656%, payable in monthly principal and interest installments of $6,315 through November 2021. As of September 27, 2019 and December 28, 2018, the unpaid balance related to the IBM software agreement totaled $150,000 and $211,000, respectively.

Utility Customer Agreement

In connection with the acquisition of substantially all of the assets of Onsite Energy, the Company assumed a contract dispute settlement agreement between Onsite Energy and one of its utility customers dated December 20, 2018 (the “Utility Customer Agreement”) where Onsite Energy agreed to pay $1.7 million, bearing interest at an imputed annual rate of 4.332%, payable in quarterly principal and interest installments through June 2021. The unpaid balance of the Utility Customer Agreement totaled $1.1 million as of September 27, 2019.

8.           LEASES

The Company is obligated under finance leases for certain furniture and office equipment that expire at various dates through the year 2022.

The Company also leases certain office facilities under non-cancelable operating leases that expire at various dates through the year 2027.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The FASB issued this update to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The updated guidance was effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years.

Change in Accounting Policy

On January 1, 2019, the Company adopted ASU No. 2016-02, Leases (Topic 842) using the modified retrospective method. Under this guidance, the net present value of future lease payments is recorded as right-of-use assets and lease liabilities. In addition, the Company elected the ‘package of practical expedients’ permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward the

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

historical lease classification. In addition, the Company elected not to utilize the hindsight practical expedient to determine the lease term for existing leases. The Company elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, the Company did not recognize right-of-use assets or lease liabilities, including not recognizing right-of-use assets or lease liabilities for existing short-term leases of those assets in transition. The Company also elected the practical expedient to not separate lease and non-lease components for our facilities leases. Adoption of the new standard resulted in the recording of additional right-of-use assets and operating lease liabilities of approximately $10.9 million and $11.9 million, respectively, as of January 1, 2019. The adoption of Topic 842 did not impact the Company’s retained earnings, consolidated net earnings or cash flows.

From time to time, the Company enters into non-cancelable leases for some of our facility and equipment needs. These leases allow the Company to conserve cash by paying a monthly lease rental fee for the use of facilities and equipment rather than purchasing them. The Company’s leases have remaining terms ranging from one to eight years, some of which may include options to extend the leases for up to five years, and some of which may include options to terminate the leases within one year. Currently, all of the Company’s leases contain fixed payment terms. The Company may decide to cancel or terminate a lease before the end of its term, in which case we are typically liable to the lessor for the remaining lease payments under the term of the lease. Additionally, all of our month-to-month leases are cancelable by the Company or the lessor, at any time and are not included in our right-of-use asset or lease liability. As of September 27, 2019, the Company had no leases with residual value guarantees. Typically, the Company has purchase options on the equipment underlying its long-term leases. The Company may exercise some of these purchase options when the need for equipment is on-going and the purchase option price is attractive. Nonperformance-related default covenants, cross-default provisions, subjective default provisions and material adverse change clauses contained in material lease agreements, if any, are also evaluated to determine whether those clauses affect lease classification in accordance with “ASC” Topic 842-10-25. Leases are accounted for as operating or financing leases, depending on the terms of the lease.

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

Right-of-use assets

Operating leases are included in right-of-use assets, and current portion of lease liability and noncurrent portion of lease liability, as appropriate. Right-of-use assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of the Company’s leases do not provide an implicit rate to calculate present value, the Company determines this rate by estimating the Company’s incremental borrowing rate at the lease commencement date. The right-of-use asset also includes any lease payments made and initial direct costs incurred at lease commencement and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of the lease expense recorded for the three and nine months ended September 27, 2019:

	Three Months Ended	Nine Months Ended
	September 27, 2019	September 27, 2019
	(in thousands)
Operating lease cost	$1,288	$3,558
Finance lease cost:
Amortization of assets	242	366
Interest on lease liabilities	19	28
Total net lease cost	$1,549	$3,952

The following is a summary of lease information presented on the Company’s condensed consolidated balance sheet as of September 27, 2019 and for the nine months then ended:

September 27, 2019
(in thousands)
Operating leases:
Right-of-use assets	$12,767

Lease liability	$4,194
Lease liability, less current portion	9,726
Total lease liabilities	$13,920

Finance leases (included in equipment and leasehold improvements, net):
Equipment and leasehold improvements, net	$1,850
Accumulated depreciation	(1,148)
Total equipment and leasehold improvements, net	$702

Finance lease obligations	$529
Finance lease obligations, less current portion	230
Total finance lease obligations	$759

Weighted average remaining lease term (in years):
Operating Leases	3.74
Finance Leases	1.56

Weighted average discount rate:
Operating Leases	5.15%
Finance Leases	4.91%

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of other information and supplemental cash flow information related to finance and operating leases for nine months ended September 27, 2019:

Nine Months Ended
September 27, 2019
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$3,645
Operating cash flow from finance leases	98
Financing cash flow from finance leases	338

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	3,029

The following is a summary of the maturities of lease liabilities as of September 27, 2019:

	Operating	Finance
	(in thousands)
Fiscal year:
Remainder of 2019	$1,276	$177
2020	4,355	464
2021	3,520	137
2022	2,778	8
2023	1,641	—
2024 and thereafter	1,963	—
Total lease payments	$15,533	$786
Less: Imputed interest	(1,613)	(27)
Total lease obligations	13,920	759
Less: Current obligations	4,194	529
Noncurrent lease obligations	$9,726	$230

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

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company also has a defined contribution plan (the “Plan”) covering employees who have completed three months of service and who have attained 21 years of age. During the nine months ended September 27, 2019, the Company elected to make matching contributions equal to 50% of the participants’ contributions to the Plan up to 6% of the individual participant’s compensation. Under the defined contribution plan, the Company may make discretionary matching contributions to employee accounts.

The Company made matching contributions of approximately $1.6 million during the nine months ended September 27, 2019.

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

During each fiscal year, management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize existing deferred tax assets. Beginning in fiscal year 2017, the Company determined that it was more-likely-than-not that the entire California net operating loss will not be utilized

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

prior to expiration. Significant pieces of objective evidence evaluated included the Company’s history of utilization of California net operating losses in prior years for each of its subsidiaries, as well as the Company’s forecasted amount of net operating loss utilization for certain members of the combined group. As a result, the Company recorded a valuation allowance in the amount of $86,000 at the end of fiscal year 2018 related to California net operating losses. There was no change to the valuation allowance during the nine month period ended September 27, 2019.

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

The Company recognizes the tax benefit from uncertain tax positions if it is more likely than not that the tax positions will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefit is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of September 27, 2019, the Company recorded a liability of $0.1 million for uncertain tax positions related to miscellaneous tax deductions taken in open tax years. Included in this amount are $0.1 million of tax benefits that, if recognized, would affect the effective tax rate. Interest and penalties of $0.03 million have been recorded related to unrecognized tax benefits as of September 27, 2019.

Based on management’s estimates and determination of an effective tax rate for the year, the Company recorded an income tax benefit of $0.44 million and $1.4 million for the three and nine months ended September 27, 2019, as compared to an income tax expense of $1.6 million and $2.2 million for the three and nine months ended September 28, 2018, respectively. During the three and nine months ended September 27, 2019, the difference between the effective tax rate and the federal statutory rate is primarily attributable to the recognition of tax deductions related to the vesting of performance-based restricted stock units, exercise of non-qualified stock options, disqualifying dispositions arising from the sale of employee stock purchase and incentive stock options, and the reduction of the Company’s uncertain tax position. The income tax benefit related to these deductions has been included as an increase of 1,649.65% to the Company’s effective tax rate for the nine months ended September 27, 2019. The effective tax rate also varies from the federal statutory rate due to the impact of state income tax expense and certain expenses that are non-deductible for tax purposes, including meals and entertainment, excess compensation for covered employees and compensation expense related to employee stock purchase and incentive stock options.

During the nine months ended September 27, 2019, the Internal Revenue Service continued its audit of the Company’s tax return for the fiscal year ended December 30, 2016. The Company is unable to determine the impact of this examination due to the audit process having not been completed.

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

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The accounting policies applied to determine the segment information are the same as those described in the summary of significant accounting policies included in the Company’s Annual Report on Form 10-K for the year ended December 28, 2018. There were no intersegment sales in the three month periods ended September 27, 2019 and September 28, 2018. The Company’s chief operating decision maker evaluates the performance of each segment based upon income or loss from operations before income taxes. Certain segment asset information including expenditures for long-lived assets has not been presented as it is not reported to or reviewed by the chief operating decision maker. In addition, enterprise-wide service line contract revenue is not included as it is impracticable to report this information for each group of similar services.

Financial information with respect to the reportable segments as of and for the fiscal three and nine months ended September 27, 2019 and as of and for the fiscal three and nine months ended September 28, 2018 is as follows:

		Engineering	Unallocated		Consolidated
	Energy	& Consulting	Corporate	Intersegment	Total
	(in thousands)
Fiscal Three Months Ended September 27, 2019
Contract revenue	$97,934	$19,560	$—	$—	$117,494
Depreciation and amortization	5,425	363	—	—	5,788
Interest expense, net	20	—	1,237	—	1,257
Segment profit (loss) before income tax expense	1,669	2,586	(4,215)	—	40
Income tax expense (benefit)	461	715	(1,552)	—	(376)
Net income (loss)	1,208	1,871	(2,663)	—	416
Segment assets[1]	246,675	23,366	115,701	(23,130)	362,612
Fiscal Three Months Ended September 28, 2018
Contract revenue	$50,085	$21,301	$—	$—	$71,386
Depreciation and amortization	926	191	—	—	1,117
Interest expense	18	4	—	—	22
Segment profit (loss) before income tax expense	4,349	2,395	(1,836)	—	4,908
Income tax expense (benefit)	1,415	779	(597)	—	1,597
Net income (loss)	2,934	1,616	(1,239)	—	3,311
Segment assets[1]	103,752	20,057	39,930	(23,130)	140,609
Fiscal Nine Months Ended September 27, 2019
Contract revenue	$257,910	$55,773	$—	$—	$313,683
Depreciation and amortization	10,353	955	—	—	11,308
Interest expense, net	20	—	3,579	—	3,599
Segment profit (loss) before income tax expense	2,316	6,603	(8,653)	—	266
Income tax expense (benefit)	640	1,825	(3,838)	—	(1,373)
Net income (loss)	1,676	4,779	(4,816)	—	1,639
Segment assets[1]	246,675	23,366	115,701	(23,130)	362,612
Fiscal Nine Months Ended September 28, 2018
Contract revenue	$129,143	$56,671	$—	$—	$185,814
Depreciation and amortization	2,693	599	—	—	3,292
Interest expense	65	10	—	—	75
Segment profit (loss) before income tax expense	7,483	5,801	(2,231)	—	11,053
Income tax expense (benefit)	1,506	1,167	(449)	—	2,224
Net income (loss)	5,977	4,634	(1,782)	—	8,829
Segment assets[1]	103,752	20,057	39,930	(23,130)	140,609

(1)	Segment assets represent segment assets, net of intercompany receivables.

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

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On January 31, 2019, the Company entered into an interest rate swap agreement that the Company designated as cash flow hedge to fix the variable interest rate on a portion of the Company’s 2018 Term Loan Facility. The interest rate swap agreement total notional amount of $35.0 million, has a fixed annual interest rate of 2.47% and expires on January 31, 2022. As of September 27, 2019, the effective portion of the Company’s interest rate swap agreement designated as a cash flow hedge before tax effects was $0.7 million, of which no amounts were reclassified from accumulated other comprehensive income to interest expense in the nine months ended September 27, 2019. The Company expects to reclassify $0.3 million from accumulated other comprehensive income to interest expense within the next twelve months.

The fair values of the Company’s outstanding derivatives designated as hedging instruments were as follows:

		Fair Value of Derivative
		Instruments as of
	Balance Sheet Location	September 27, 2019	December 28, 2018
		(in thousands)
Interest rate swap agreement	Accrued liabilities	$(228)	$—
Interest rate swap agreement	Other noncurrent (liabilities) assets	$(436)	$—

The impact of the effective portions of derivative instruments in cash flow hedging relationships and fair value relationships on other comprehensive income was $ 0.1 million and $0.5 million for the three and nine months ended September 27, 2019, respectively.

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The accumulated balances and reporting period activities for the three and nine months ended September 27, 2019 related to reclassifications out of accumulated other comprehensive income (loss) are summarized as follows:

	(Loss) on	Accumulated Other
	Derivative Instruments	Comprehensive Loss
	(in thousands)
Balances at December 28, 2018	$—	$—
Other comprehensive loss before reclassifications	(219)	(219)
Amounts reclassified from accumulated other comprehensive income:
Interest rate contracts, net of tax[1]	—	—
Net current-period other comprehensive loss	(219)	(219)
Balances at March 29, 2019	$(219)	$(219)
Other comprehensive loss before reclassifications	$(219)	$(219)
Amounts reclassified from accumulated other comprehensive income:
Interest rate contracts, net of tax[1]	—	—
Net current-period other comprehensive loss	(219)	(219)
Balances at June 28, 2019	$(438)	$(438)
Other comprehensive loss before reclassifications	$(42)	$(42)
Amounts reclassified from accumulated other comprehensive income:
Interest rate contracts, net of tax[1]	—	—
Net current-period other comprehensive loss	(42)	(42)
Balances at September 27, 2019	$(480)	$(480)

(1)	This accumulated other comprehensive component is reclassified to “Interest expense” in our consolidated statements of income.

14.          SUBSEQUENT EVENTS

The Company evaluates subsequent events in accordance with ASC Topic 855, Subsequent Events. The Company evaluates subsequent events up until the date the condensed consolidated financial statements are issued.

On October 28, 2019 (the “E3, Inc. Closing Date”), the Company, through its wholly owned subsidiary WES, acquired all of the capital stock of E3, Inc. pursuant to the terms of a stock purchase agreement (the “Stock Purchase Agreement”) by and among the Company, WES, E3, Inc., each of the stockholders of E3, Inc. (the “E3, Inc. Stockholders”) and Ren Orans, as seller representative of the E3, Inc. Stockholders. E3, Inc. is an energy consulting firm that helps utilities, regulators, policy makers, developers, and investors make strategic decisions as they implement new public policies, respond to technological advances, and address customers’ shifting expectations in clean energy. The Company agreed to pay up to $44.0 million for the purchase of all of the capital stock of E3, Inc., which purchase price consists of (i) $27.0 million in cash paid on the E3, Inc. Closing Date (subject to holdbacks and adjustments), (ii) $5.0 million in shares of the Company’s common stock, based on the volume-weighted average price per share of the Company’s common stock for the ten trading days immediately following, but not including, the E3, Inc. Closing Date and (iii) up to $12.0 million in cash if E3, Inc. exceeds certain financial targets during the three years after the E3, Inc. Closing Date, as more fully described below (such potential payments of up to $12.0 million, being referred to as “Earn-Out Payments” and $12.0 million in respect thereof, being referred to as the “Maximum Payout”).

The amount of the Earn-Out Payments to be paid will be determined based on E3, Inc.’s earnings before interest, taxes, depreciation and amortization (“EBITDA”). The E3, Inc. Stockholders will receive Earn-Out Payments in each of the three years after the E3, Inc. Closing Date (the “Earn-Out Period”) based on the amount by which E3, Inc.’s EBITDA exceeds certain targets. The amounts due to the E3, Inc. Stockholders as Earn-Out Payments will in no event, individually or in the aggregate, exceed the Maximum Payout. Earn-Out Payments will be made in annual installments

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for each of the three years of the Earn-Out Period. In addition, the Earn-Out Payments will be subject to certain subordination provisions in favor of the lenders under the Company’s Credit Agreement.

The Purchase Agreement also contains customary representations and warranties regarding WES, the Company, E3, Inc. and the E3, Inc. Stockholders, indemnification provisions and other provisions customary for transactions of this nature.

The Company borrowed $27.0 million under its Delayed Draw Term Loan on October 28, 2019 to fund the $27.0 million cash payment paid on the E3, Inc. Closing Date, which reduced the future borrowing capacity under the Delayed Draw Term Loan to $23.0 million. See Note 7 “—Debt Obligations” for a description of the Delayed Draw Term Loan.

E3, Inc.’s financial information will be included within the Energy segment beginning in the fourth quarter of fiscal year 2019. The Company expects to finalize the purchase price allocation with respect to this transaction during the fourth quarter of fiscal 2020.

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

We operate our business through a nationwide network of offices spread across 24 states and the District of Columbia. As of September 27, 2019, we had 1,365 employees which includes licensed engineers and other professionals.

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

We consist of a group of wholly-owned companies that operate within two segments for financial reporting purposes:

•

Energy. Our Energy segment consists of the business of our subsidiary Willdan Energy Solutions (“WES”) which offers energy efficiency and sustainability consulting services to utilities, public agencies and private industry under a variety of business names, including Willdan Energy Solutions, Abacus Resource Management, 360 Energy Engineers, Genesys Engineering, Integral Analytics, NAM, Lime Energy, The Weidt Group and Onsite Energy Corporation (“Onsite Energy”). This segment is currently our largest segment based on contract revenue, representing approximately 82.2% and 69.5% of our consolidated contract revenue for the nine months ended September 27, 2019 and September 28, 2018, respectively. We expect that consolidated contract revenue generated from our Energy segment as a percentage of our total consolidated contract revenue will continue to grow in fiscal year 2019 as a result of our most recent acquisitions in this segment, including The Weidt Group, Lime Energy and Onsite Energy.

•

Engineering and Consulting. Our Engineering and Consulting segment includes the operations of our subsidiaries, Willdan Engineering, Willdan Infrastructure, Public Agency Resources and Willdan Financial Services. Willdan Engineering provides civil engineering‑related construction management, building and safety, city engineering, city planning, geotechnical, material testing and other engineering consulting services to our clients. Willdan Infrastructure, which was launched in fiscal year 2013, provides engineering services to larger rail, port, water, mining and other civil engineering projects. Public Agency Resources primarily provides staffing to Willdan Engineering. Contract revenue for the Engineering and Consulting segment represented approximately 17.8% and 30.5% of our consolidated contract revenue for the nine months ended September 27, 2019 and September 28, 2018, respectively.

Recent Developments

Acquisition of E3, Inc.

On October 28, 2019 (the “E3, Inc. Closing Date”), we, through our wholly owned subsidiary WES, acquired all of the capital stock of Energy and Environmental Economics, Inc. (“E3, Inc.”) pursuant to the terms of a stock purchase agreement (the “Stock Purchase Agreement”) by and among us, WES, E3, Inc., each of the stockholders of E3, Inc. (the “E3, Inc. Stockholders”) and Ren Orans, as seller representative of the E3, Inc. Stockholders. E3, Inc. is an energy consulting firm that helps utilities, regulators, policy makers, developers, and investors make strategic decisions as they implement new public policies, respond to technological advances, and address customers’ shifting expectations in clean energy. We agreed to pay up to $44.0 million for the purchase of all of the capital stock of E3, Inc., which purchase price consists of (i) $27.0 million in cash paid on the E3, Inc. Closing Date (subject to holdbacks and adjustments), (ii) $5.0 million in shares of the Company’s common stock, based on the volume-weighted average price per share of our common stock for the ten trading days immediately following, but not including, the E3, Inc. Closing Date and (iii) up to $12.0 million in cash if E3, Inc. exceeds certain financial targets during the three years after the E3, Inc. Closing Date (such potential payments of up to $12.0 million, being referred to as “Earn-Out Payments” and $12.0 million in respect thereof, being referred to as the “Maximum Payout”).

For the fiscal year ended December 31, 2018, E3, Inc. had revenues of $16.1 million, gross profit of $10.8 million and pre-tax income of $3.9 million. For the six months ended June 30, 2019, E3, Inc. had revenues of $8.2 million, gross profit of $5.5 million and pre-tax income of $2.3 million. Additionally, E3, Inc.’s top customer accounted for 12% of its consolidated revenue in fiscal year 2018 and its top two customers accounted for 26% of its consolidated revenue in the six months ended June 30, 2019. The consolidated financial statements for E3, Inc. as of and for the six months ended June 30, 2019 and 2018 and as of and for the fiscal years ended December 31, 2018 and 2017 are filed as exhibits 99.1 and 99.2, respectively, to this Quarterly Report on Form 10-Q. The unaudited pro forma condensed combined financial statements, giving effect to our acquisition of E3, Inc., as of and for the six months ended June 28, 2019 and for the year ended December 28, 2018 are filed as exhibit 99.3 to this Quarterly Report on Form 10-Q.

We believe the acquisition of E3, Inc. will continue to expand our portfolio of energy consulting resources and further develop our footprint in the clean energy industry.

Components of Revenue and Expense

Contract Revenue

We generally provide our services under contracts, purchase orders or retainer letters. The agreements we enter into with our clients typically incorporate one of three principal types of pricing provisions: time-and-materials, unit-based and fixed price contracts. Revenue on our time-and-materials and unit-based contracts are recognized as the work is performed in accordance with specific terms of the contract. As of September 27, 2019, approximately 63.5% of our contracts were unit-based contracts, approximately 16.8% of our contracts were time-and-materials contracts and approximately 19.7% of our contracts were fixed price contracts. Some of these contracts include maximum contract prices, but contract maximums are often adjusted to reflect the level of effort to achieve client objectives, and thus the majority of these contracts are not expected to exceed the maximum. Contract revenue on our fixed price contracts is determined on the percentage-of-completion method based generally on the ratio of direct costs incurred to date to estimated total direct costs at completion. Many of our fixed price contracts involve a high degree of subcontracted fixed price effort and are relatively short in duration, thereby lowering the risks of not properly estimating the percent complete.

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

The increase in contract assets and contract liabilities for the nine months ended September 27, 2019 were primarily attributable to normal business operations.

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

The following table reflects our two reportable segments and the types of contracts that each most commonly enters into for revenue generating activities:

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

Many of our fixed price contracts involve a high degree of subcontracted fixed price effort and are relatively short in duration, thereby lowering the risks of not properly estimating the percent complete. Revenue on time-and-materials and unit-based contracts is recognized as the work is performed in accordance with the specific rates and terms of the contract. We recognize revenues for time-and-materials contracts based upon the actual hours incurred during a reporting period at contractually agreed upon rates per hour and also include in revenue all reimbursable costs incurred during a reporting period. Certain of our time-and-materials contracts are subject to maximum contract values and, accordingly, when revenue is expected to meet the maximum contract value, these contracts are generally recognized under the percentage-of-completion method, consistent with fixed price contracts. For unit-based contracts, we recognize the contract price of units of a basic production product as revenue when the production product is delivered during a period. Revenue recognition for software licenses issued by the Energy segment is generally recognized at a point in time, utilizing the unit-based revenue recognition method, upon acceptance of the software by the customer and in recognition of the fulfillment of the performance obligation. Certain additional performance obligations beyond the base software license may be separated from the gross license fee and recognized on a straight-line basis over time. Revenue for amounts that have been billed but not earned is deferred, and such deferred revenue is referred to as contract liabilities in the accompanying condensed consolidated balance sheets.

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

Included in revenue and costs are all reimbursable costs for which we have the risk or on which the fee was based at the time of bid or negotiation. No revenue or cost is recorded for costs in which we act solely in the capacity of an agent and have no risks associated with such costs.

Accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts based upon our review of all outstanding amounts on a quarterly basis. Management determines allowances for doubtful accounts through specific identification of amounts considered to be uncollectible and potential write-offs, plus a non-

specific allowance for other amounts for which some potential loss has been determined to be probable based on current and past experience. Historical credit losses have been minimal with governmental entities and large public utilities, but disputes may arise related to these receivable amounts. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received. For further information on the types of contracts under which we perform our services, see “Business—Contract Structure” in our Annual Report on Form 10-K for the year ended December 28, 2018.

Goodwill

We test our goodwill at least annually for possible impairment. We complete our annual testing of goodwill as of the last day of the first month of our fourth fiscal quarter each year to determine whether there is impairment. In addition to our annual test, we regularly evaluate whether events and circumstances have occurred that may indicate a potential impairment of goodwill. We did not recognize any goodwill impairment charges during the nine months ended September 27, 2019 and September 28, 2018. We had goodwill of approximately $103.1 million as of September 27, 2019, compared to $40.2 million as of September 28, 2018.  The increase in our goodwill as of September 27, 2019 is primarily the result of our acquisitions of Lime Energy, The Weidt Group and Onsite Energy.

We test our goodwill for impairment at the level of our reporting segments. In January 2017, the Financial Accounting Standards Board (the “FASB”) issued Update No. 2017-04 (“ASU 2017-04”), Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This accounting guidance eliminates the requirement to compare the implied fair value of reporting unit goodwill with the carrying amount of that goodwill (commonly referred to as Step 2) from the goodwill impairment test. The new standard does not change how a goodwill impairment is identified. We will continue to perform our quantitative and qualitative goodwill impairment test by comparing the fair value of each reporting unit to its carrying amount, but if we are required to recognize a goodwill impairment charge, under the new standard the amount of the charge will be calculated by subtracting the reporting unit’s fair value from its carrying amount. Under the prior standard, if we were required to recognize a goodwill impairment charge, Step 2 required us to calculate the implied value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination and the amount of the charge was calculated by subtracting the reporting unit’s implied fair value of goodwill from its actual goodwill balance.  We adopted the new standard for future goodwill impairment tests at the beginning of the fourth quarter of 2019. The adoption of ASU 2017-04 did not have a material impact on our condensed consolidated financial statements.

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

Inherent in such fair value determinations are significant judgments and estimates, including but not limited to assumptions about our future revenue, profitability and cash flows, our operational plans and our interpretation of current economic indicators and market valuations. To the extent these assumptions are incorrect or economic conditions that would impact the future operations of our segments change, any goodwill may be deemed to be impaired, and an impairment charge could have a material impact on our financial position or results of operation. As of September 27, 2019, almost all of our goodwill is contained in our Energy segment, with the remainder in our Engineering and Consulting segment.

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

On October 28, 2019, we acquired E3, Inc., an energy consulting firm that helps utilities, regulators, policy makers, developers, and investors make strategic decisions as they implement new public policies, respond to technological advances, and address customers’ shifting expectations in clean energy. The acquisition of E3, Inc. is not reflected in our condensed consolidated financial statements as of September 27, 2019

As of September 27, 2019, we had not yet completed our final estimate of fair value of the assets acquired and liabilities assumed relating to the acquisitions of Lime Energy, The Weidt Group and Onsite Energy due to the timing of the transactions and lack of complete information necessary to finalize such estimates of fair value. Accordingly, we have preliminarily estimated the fair value of the assets acquired and the liabilities assumed and will finalize such fair value estimates within twelve months of the acquisition date. For further discussion of our acquisitions, see Note 2 “—Business Combinations” of the notes to our condensed consolidated financial statements included elsewhere in this report.

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

During each fiscal year, management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize existing deferred tax assets. Beginning in fiscal year 2017, we determined that it was more-likely-than-not that the entire California net operating loss will not be utilized prior to expiration. Significant pieces of objective evidence evaluated included our history of utilization of California net operating losses in prior years for each of our subsidiaries, as well as our forecasted amount of net operating loss utilization for certain members of the combined group. As a result, we recorded a valuation allowance in the amount of $86,000 at the end of fiscal year 2018 related to California net operating losses. There was no change to the valuation allowance during the nine months ended September 27, 2019.

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

We recognize the tax benefit from uncertain tax positions if it is more likely than not that the tax positions will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefit is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. We recognize interest and penalties related to unrecognized tax benefits in income tax expense.  As of September 27, 2019, we recorded a liability of $0.1 million for uncertain tax positions related to miscellaneous tax deductions taken in open tax years. Included in this amount are $0.1 million of tax benefits that, if recognized, would affect the effective tax rate. Interest and penalties of $0.03 million have been recorded related to unrecognized tax benefits as of September 27, 2019.

During the nine months ended September 27, 2019, the Internal Revenue Service continued its audit of our tax return for the fiscal year ended December 30, 2016. We are not able to determine the impact of this examination due to the audit process having not been completed.

Adoption of New Accounting Standards

For a description of recently adopted accounting standards, see Note 1 “—Basis of Presentation, Organization and Operations of the Company—Adoption of New Accounting Standards” and Note 8 “—Leases” of the notes to our condensed consolidated financial statements included elsewhere in this report.

Results of Operations

The following tables set forth, for the periods indicated, certain information derived from our condensed consolidated statements of comprehensive income expressed as a percentage of contract revenue(1):

	Three Months Ended
	September 27,		September 28,
	2019		2018		$ Change	% Change
	( in thousands, except percentages)

Contract revenue	$117,494	100.0%	$71,386	100.0%	$46,108	64.6
Direct costs of contract revenue:
Salaries and wages	16,145	13.7	11,233	15.7	4,912	43.7
Subconsultant services and other direct costs	66,677	56.7	36,840	51.6	29,837	81.0
Total direct costs of contract revenue	82,822	70.4	48,073	67.3	34,749	72.3

Gross profit	34,672	29.5	23,313	32.7	11,359	48.7

General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	15,761	13.4	11,125	15.6	4,636	41.7
Facilities and facilities related	2,250	1.9	1,492	2.1	758	50.8
Stock-based compensation	4,107	3.5	1,705	2.4	2,402	140.9
Depreciation and amortization	5,788	4.9	1,117	1.6	4,671	418.2
Other	5,471	4.7	2,961	4.1	2,510	84.8
Total general and administrative expenses	33,377	28.4	18,400	25.8	14,977	81.4

Income (loss) from operations	1,295	1.2	4,913	6.9	(3,618)	(73.6)
Other income (expense):
Interest expense	(1,257)	(1.1)	(22)	0.0	(1,235)	N/M
Other, net	2	0.0	17	0.0	(15)	(88.2)
Total other income (expenses)	(1,255)	(1.1)	(5)	0.0	(1,250)	N/M
Income before income tax expense	40	0.1	4,908	6.9	(4,868)	(99.2)
Income tax expense (benefit)	(376)	(0.3)	1,597	2.2	(1,973)	(123.5)
Net income	$416	0.4	$3,311	4.7	$(2,895)	(87.4)

(1)	Amounts may not add to the totals due to rounding.

N/M = Not meaningful

	Nine Months Ended
	September 27,		September 28,
	2019		2018		$ Change	% Change
	( in thousands, except percentages)

Contract revenue	$313,683	100.0%	$185,814	100.0%	$127,869	68.8
Direct costs of contract revenue:
Salaries and wages	46,679	14.9	33,358	18.0	13,321	39.9
Subconsultant services and other direct costs	175,248	55.9	86,453	46.5	88,795	102.7
Total direct costs of contract revenue	221,927	70.8	119,811	64.5	102,116	85.2

Gross profit	91,756	29.3	66,003	35.5	25,753	39.0

General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	46,167	14.7	31,875	17.2	14,292	44.8
Facilities and facilities related	6,069	1.9	4,087	2.2	1,982	48.5
Stock-based compensation	8,148	2.6	4,431	2.4	3,717	83.9
Depreciation and amortization	11,308	3.6	3,292	1.8	8,016	243.5
Other	16,230	5.2	11,226	6.0	5,004	44.6
Total general and administrative expenses	87,922	28.0	54,911	29.6	33,011	60.1

Income from operations	3,834	1.2	11,092	5.9	(7,258)	(65.4)
Other income (expense):
Interest expense	(3,599)	(1.1)	(75)	0.0	(3,524)	4,698.7
Other, net	31	0.0	36	0.0	(5)	(13.9)
Total other income (expenses)	(3,568)	(1.1)	(39)	0.0	(3,529)	9,048.7
Income (loss) before income tax expense	266	0.1	11,053	5.9	(10,787)	(97.6)
Income tax expense (benefit)	(1,373)	(0.4)	2,224	1.2	(3,597)	(161.7)
Net income	$1,639	0.5	$8,829	4.7	$(7,190)	(81.4)

(1)	Amounts may not add to the totals due to rounding.

The following table sets forth, for the periods presented, summary information regarding our revenue:

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2019	2018	2019	2018
	( in thousands)
Revenue by reportable segment
Energy	$97,987	$50,085	$257,962	$129,143
Engineering and Consulting	19,507	21,301	55,721	56,671
Total revenue	$117,494	$71,386	$313,683	$185,814

Three Months Ended September 27, 2019 Compared to Three Months Ended September 28, 2018

Contract revenue.   Consolidated contract revenue increased $46.1 million, or 64.6%, to $117.5 million for the three months ended September 27, 2019 as compared to $71.4 million for the three months ended September 28, 2018, primarily due to incremental contract revenue from the acquisitions of Onsite Energy (acquired on July 2, 2019), The Weidt Group (acquired on March 8, 2019), and Lime Energy (acquired on November 9, 2018). The increase in revenue contributed from our recent acquisitions was partially offset in part by a decrease in revenue related on our ongoing operations primarily due to normal quarterly fluctuations in the level of services provided.

Contract revenue in our Energy segment increased $47.8 million, or 95.6%, to $97.9 million for the three months ended September 27, 2019 as compared to $50.1 million for the three months ended September 28, 2018. Contract revenue in our Energy segment increased primarily due to the incremental contract revenue of $49.0 million from our acquisitions of Onsite Energy, Lime Energy, and The Weidt Group. Contract revenue in our Engineering and Consulting segment decreased $1.7 million, or 8.2%, to $19.6 million for the three months ended September 27, 2019 as compared to $21.3 million for the three months ended September 28, 2018. Contract revenue in our Engineering and Consulting segment decreased primarily due to lower subcontracted revenue.

Direct costs of contract revenue.  Direct costs of contract revenue were $82.8 million for the three months ended September 27, 2019, an increase of $34.7 million, or 72.3%, as compared to $48.1 million for the three months ended September 28, 2018. This increase was primarily due to incremental increases in direct costs of $35.8 million from our acquisitions of Onsite Energy, the Weidt Group, and Lime Energy. The increase in direct costs of contract revenue as a percentage of contract revenue resulted primarily from the shifting mix of projects derived from our recent acquisitions with projects from our recent acquisitions generally using a higher proportion of subcontractors for installation, as well as the ramping up of new projects in which we saw higher project startup costs relative to the revenue recognized.

Direct costs for our Energy segment increased $36.2 million, or 103.1% to $71.3 million, for the three months ended September 27, 2019 as compared to $35.1 million for the three months ended September 28, 2018, primarily due to incremental increases in direct costs of $35.8 million contributed by our acquisitions of Onsite Energy, The Weidt Group, and Lime Energy. Direct costs for our Engineering and Consulting segment decreased $1.5 million, or 11.1%, to $11.5 million for the three months ended September 27, 2019 as compared to $13.0 million for the three months ended September 28, 2018. The decrease in direct costs for our Engineering and Consulting segment corresponded with the decreased revenue in the segment.

Within direct costs of contract revenue, salaries and wages increased by $4.9 million and subcontractor services and other direct costs increased by $29.8 million for the three months ended September 27, 2019 as compared to the three months ended September 28, 2018. As a percentage of contract revenue, salaries and wages decreased to 13.7% of contract revenue for the three months ended September 27, 2019 as compared to 15.7% for the three months ended September 28, 2018, while subcontractor services and other direct costs increased to 56.7% of contract revenue from 51.6% for the three months ended September 27, 2019. These increases were primarily the result of the shift in the mix of projects resulting from our acquisition of Lime Energy because Lime Energy projects include a significant quantity of material costs for lighting and other mechanical energy efficiency fixtures and use a higher proportion of subcontractors for installation than other units in our Energy segment.

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

General and administrative expenses.   General and administrative expenses increased by $15.0 million, or 81.4%, to $33.4 million for the three months ended September 27, 2019 from $18.4 million for the three months ended September 28, 2018. The $15.0 million increase in general and administrative expenses for the three months ended September 27, 2019, includes approximately $4.7 million for depreciation and amortization expenses, $4.6 million for salaries and wages, payroll taxes and employee benefits, $2.5 million for other general and administrative expenses, $2.4 million for stock-based compensation expenses, and $0.8 million for facilities and facility related expenses. The increase in depreciation and amortization expenses was primarily related to our recent acquisitions. The increase in salaries and wages, payroll taxes and employee benefits was primarily due to increases from the addition of employees from the acquisitions of Onsite Energy, The Weidt Group, and Lime Energy. The increase in other general and administrative expenses primarily relates to professional services for acquisitions, automobile expenses and higher bid and proposal costs incurred in the pursuit of new projects. The increase in stock-based compensation expense was primarily due to the issuance of new stock awards and a second performance based restricted stock unit award program. The increase in facilities and facility related expenses was primarily due to the addition of offices from our acquisitions. General and administrative expenses as a percentage of contract revenue increased to 28.4% for the three months ended September

27, 2019 as compared to 25.8% for the three months ended September 28, 2018 primarily as a result of increased costs related to personnel and amortization expenses as a result of our recent acquisitions coupled with increases in general and administrative expenses associated with such acquisitions.

Broken down by segment, there was a $15.1 million increase in general and administrative expenses of our Energy segment, primarily from the acquisitions of Onsite Energy, Lime Energy, and The Weidt Group and an increase of $0.5 million in unallocated corporate general and administrative expenses, partially offset by a decrease of $0.6 million in general and administrative expenses of our Engineering and Consulting segment.

Income from operations.  Our operating income was $1.3 million for the three months ended September 27, 2019 as compared to operating income of $4.9 million for the three months ended September 28, 2018. Income from operations as a percentage of contract revenue was 1.1% for the three months ended September 27, 2019 as compared to 6.9% for the three months ended September 28, 2018. The decrease in operating income was primarily attributable to higher amortization expenses attributable to our recent acquisitions.

Total other expense.  Total other expense, net was $1.3 million for the three months ended September 27, 2019, as compared to $5,000 for the three months ended September 28, 2018. Total other expense, net consists of interest expense, net and other, net. The increase was primarily attributable to an increase in interest expense due to our increased outstanding debt, primarily as a result of borrowings under our 2018 Credit Facilities, which were used to partially finance our acquisition of Lime Energy in the fourth quarter of 2018. We expect our interest expense to increase in the fourth quarter of 2019 as a result of borrowings under our Delayed Draw Term Loan used to finance our purchase of E3, Inc. on October 28, 2019.

Income tax (benefit) expense.   Income tax benefit was $0.4 million for the three months ended September 27, 2019, as compared to an income tax expense of $1.6 million for the three months ended September 28, 2018. During the three months ended September 27, 2019 the difference between the effective tax rate and the federal statutory rate was primarily attributable to tax deductions related to the vesting of performance-based restricted stock units, exercise of non-qualified stock options, disqualifying dispositions arising from the sale of employee stock purchase and incentive stock options, and the reduction of the Company’s uncertain tax position.  During the three months ended September 28, 2018 the difference between the effective tax rate and the federal statutory rate was primarily attributable to a reduction in the tax deductions related to Section 179D, partially offset by tax deductions related to disqualifying dispositions under our employee stock purchase plan and non-qualified stock option exercises.  The income tax expense deductions related to disqualifying dispositions under our employee stock purchase plan and non-qualified stock option exercises have been included as an increase of 8.76% to our effective tax rate for the three months ended September 27, 2019.  The effective tax rates in each of the three months ended September 27, 2019 and September 28, 2018, vary from the federal statutory rate due to the impact of state income tax expense, net operating loss carry-forwards and certain expenses that are non-deductible for tax purposes, including meals and entertainment, and compensation expenses related to our employee stock purchase plan and incentive stock options. In addition, the effective tax in the three months ended September 27, 2019 varies from the federal statutory rate due to the impact of excess compensation for covered employees.

Net income.  As a result of the above factors, our net income was $0.4 million for the three months ended September 27, 2019, as compared to net income of $3.3 million for the three months ended September 28, 2018. Net income as a percentage of contract revenue was 0.4% for the three months ended September 27, 2019 as compared to net income as a percentage of contract revenue of 4.7% for the three months ended September 28, 2018. The decrease in net profit margin was primarily driven by higher intangible amortization.

Nine Months Ended September 27, 2019 Compared to Nine Months Ended September 28, 2018

Contract revenue.    Our contract revenue was $313.7 million for the nine months ended September 27, 2019, with $257.9 million attributable to the Energy segment and $55.8 million attributable to the Engineering and Consulting segment. Consolidated contract revenue increased $127.9 million, or 68.8%, to $313.7 million for the nine months ended September 27, 2019 as compared to $185.8 million for the nine months ended September 28, 2018, primarily due to the incremental contract revenue of $130.0 million from the acquisitions of Onsite Energy, The Weidt Group, Lime Energy, and NAM.  The increase in revenue contributed from our acquisitions was partially offset by a decrease in revenue related to our ongoing operations primarily due to normal fluctuations in the level of services provided.

Contract revenue in our Energy segment increased $128.8 million, or 99.7%, to $257.9 million for the nine months ended September 27, 2019 as compared to $129.1 million for the nine months ended September 28, 2018.  Contract revenue for the Energy segment increased primarily due to the incremental contract revenue of $131.8 million as a result of our acquisitions of Onsite Energy, The Weidt Group, Lime Energy, and NAM. Contract revenue for the Engineering and Consulting segment decreased $0.9 million, or 1.6%, for the nine months ended September 27, 2019 as compared to the nine months ended September 28, 2018, primarily due to normal fluctuations in the level of services provided.

Direct costs of contract revenue.    Direct costs of contract revenue increased 85.2% to $221.9 million for the nine months ended September 27, 2019, with $189.6 million attributable to the Energy segment and $32.3 million attributable to the Engineering and Consulting segment. This increase is primarily attributable to increases in direct costs within our Energy segment of $102.1 million, or 116.7%, primarily as a result of the increased use of subcontractors and higher material content in projects associated with our acquisitions of Onsite Energy, The Weidt Group, Lime Energy, and NAM. There was no change in direct costs for the Engineering and Consulting segment for the nine months ended September 27, 2019 as compared to the nine months ended September 28, 2018.

Salaries and wages increased $13.3 million and subcontractor services and other direct costs increased $88.8 million for the nine months ended September 27, 2019 compared to the prior year period. Within direct costs of contract revenue, salaries and wages decreased to 14.9% of contract revenue for the nine months ended September 27, 2019 from 18.0% for the nine months ended September 28, 2018 while subcontractor services and other direct costs increased to 55.9% of contract revenue for the nine months ended September 27, 2019 from 46.5% of contract revenue for the nine months ended September 28, 2018. Subcontractor services and other direct costs as a percentage of revenue increased primarily because Lime Energy projects include a significant quantity of material costs for lighting and other mechanical energy efficiency fixtures and use a larger mix of subcontractors for installation than other units in our Energy segment.

General and administrative expenses.    General and administrative expenses increased by $33.0 million, or 60.1%, to $87.9 million for the nine months ended September 27, 2019 from $54.9 million for the nine months ended September 28, 2018. Of the $33.0 million increase in general and administrative expenses, approximately $14.3 million relates to increases in salaries and wages, payroll taxes and employee benefits, $8.0 million relates to increases in depreciation and amortization, $5.0 million relates to increases in other general and administrative expenses, $3.7 million relates to increases in stock-based compensation and $2.0 million relates to increases in facilities and facility related expenses. The increase in salaries and wages, payroll taxes and employee benefits and in stock-based compensation primarily relate to increases from the addition of employees from the acquisitions of Onsite Energy, The Weidt Group, Lime Energy and NAM along with increases in current salary rates for our current employees and an increase in stock-based compensation. Increases in depreciation and amortization primarily relate to our recent acquisitions, while the increase in other general and administrative expenses primarily relates to professional services for acquisitions and higher bid and proposal costs incurred in the pursuit of new projects. The increase in facilities and facility related expenses was primarily due to the addition of offices from our acquisitions. As a percentage of contract revenue, general and administrative expenses decreased to 28.0% for the nine months ended September 27, 2019 as compared to 29.6% for the nine months ended September 28, 2018.

Broken down by segments, the $33.0 million increase in general and administrative expenses was comprised of an increase of $33.3 million in general and administrative expenses in the Energy segment, largely due to our recent acquisitions being in the Energy segment, an increase of $1.5 million in unallocated corporate expenses and a decrease in general and administrative expenses in the Engineering and Consulting segment of $1.8 million, primarily due to the reduction of corporate allocation of finance and administrative support because greater resources were allocated towards our recent acquisitions.

Income from operations.     As a result of the above factors, our income from operations was $3.8 million for the nine months ended September 27, 2019 as compared to income from operations of $11.1 million for the nine months ended September 28, 2018. The decrease in income from operations was primarily due to the increase in subcontractor services and other direct costs associated with the higher material and subcontractor costs of our Lime Energy projects. Our operating margin was 1.2% for the nine months ended September 27, 2019, as compared to 6.0% in the prior year period, primarily attributable to subcontractor services and other direct costs increasing at a proportionately higher rate as compared to the increase in contract revenue. The decrease in operating margin was partially offset by a lower rate of increase in general and administrative expenses compared to contract revenue for the nine months ended September 28, 2018 due to cost efficiencies.

Total other expense.    Total other expense, net was $3.6 million for the nine months ended September 27, 2019, as compared to $39,000 for the nine months ended September 28, 2018. This increase in total other expense, net is primarily as a result of borrowings under our 2018 Credit Facilities, which were used to partially finance our acquisition of Lime Energy in the fourth quarter of 2018.

Income tax (benefit) expense.    Income tax benefit was $1.4 million for the nine months ended September 27, 2019, as compared to income tax expense of $2.2 million for the nine months ended September 28, 2018. In the nine months ended September 27, 2019 the difference between the effective tax rate and the federal statutory rate was primarily attributable to tax deductions related to the vesting of performance-based restricted stock units, exercise of non-qualified stock options, disqualifying dispositions arising from the sale of employee stock purchase and incentive stock options, and the reduction of the Company’s uncertain tax position.  In the nine months ended September 28, 2018 the difference between the effective tax rate and the federal statutory rate was primarily attributable to tax deductions related to Section 179D deductions, and the recognition of tax deductions related to non-qualified stock option exercises and disqualifying dispositions under our employee stock purchase plan. In accordance with ASU 2016-09 (see Note 1 “—Basis of Presentation, Organization and Operations of the Company” of the notes to our condensed consolidated financial statements included elsewhere in this report), the income tax benefit related to the 2019 deductions has been included as an increase to our effective tax rate for the nine months ended September 27, 2019. The effective tax rates in each of the nine months ended September 27, 2019 and September 28, 2018 also vary from the federal statutory rate due to the impact of state income tax expense, net operating loss carry-forwards and certain expenses that are non-deductible for tax purposes.

Net income.    As a result of the above factors, our net income was $1.6 million for the nine months ended September 27, 2019, as compared to net income of $8.8 million for the nine months ended September 28, 2018. This decrease was primarily due to higher intangible amortization.

Liquidity and Capital Resources

The following table summarizes our statements of cash flows:

	Nine Months Ended
	September 27,	September 28,
	2019	2018
	( in thousands)
Net cash provided by (used in):
Operating activities	$8,289	$11,569
Investing activities	(52,130)	(3,673)
Financing activities	28,582	(5,639)
Net increase (decrease) in cash and cash equivalents	$(15,259)	$2,257

We believe that cash generated by operating activities and available borrowings under the Revolving Credit Facility will be sufficient to finance our operating activities for at least the next 12 months. As of September 27, 2019, as a result of timing of payments where checks outstanding were in excess of our cash balance, we had $0.0 of cash and cash equivalents. Our primary source of liquidity is cash generated from operations. In addition, as of September 27, 2019, we had $97.5 million outstanding on our Term A Loan, a $50.0 million Revolving Credit Facility with $5.0 million outstanding and $2.7 million in letters of credit issued, and a $50.0 million Delayed Draw Term Loan with no amounts outstanding, each scheduled to mature on June 26, 2024. Subsequent to September 27, 2019, we borrowed

$27.0 million under our Delayed Draw Term Loan to finance the purchase of all of the capital stock of E3, Inc., which reduced the future borrowing capacity under the Delayed Draw Term Loan to $23.0 million.

Cash Flows from Operating Activities

Cash flows provided by operating activities were $8.3 million for the nine months ended September 27, 2019, as compared to cash flows provided by operating activities of $11.6 million for the nine months ended September 28, 2018. Cash flows provided by operating activities for the nine months ended September 27, 2019 resulted primarily from a net increase in our working capital. Cash flows provided by operating activities for the nine months ended September 28, 2018 resulted primarily from a decrease in accounts receivable and our net income, as adjusted for non-cash activity such as depreciation and amortization, stock-based compensation and deferred taxes, partially offset by an increase in contract assets and decreases in contracts liabilities and accrued liabilities.

Cash Flows from Investing Activities

Cash flows used in investing activities were $50.4 million for the nine months ended September 27, 2019 as compared to cash flows used in investing activities of $3.7 million for the nine months ended September 28, 2018. The cash flows used in investing activities for the nine months ended September 27, 2019 was primarily due to cash paid for the acquisition of The Weidt Group and Onsite Energy. The cash flows used in investing activities for the nine months ended September 28, 2018 was primarily due to cash paid for acquisitions of NAM, net of cash received and the purchase of equipment and leasehold improvements.

Cash Flows from Financing Activities

Cash flows provided by financing activities were $26.9 million for the nine months ended September 27, 2019 as compared to cash flows used in financing activities of $5.6 million for the nine months ended September 28, 2018. The cash flows provided by financing activities for the nine months ended September 27, 2019 were primarily attributable to borrowings under our term loan, partially offset by the payment of $2.9 million in employee payroll taxes related to the repurchase of shares of our common stock in connection with the vesting of restricted stock awards and performance-based restricted stock units during the nine months ended September 27, 2019. The cash flows used in financing activities for the nine months ended September 28, 2018 were primarily attributable to payments of $4.1 million for contingent consideration and on notes payable related to our prior acquisitions and repayments of $2.5 million on borrowings under our Prior Credit Agreement, partially offset by $1.8 million in proceeds from stock option exercises and sales of stock under our employee stock purchase plan.

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

The Credit Agreement requires compliance with financial covenants, including a maximum total leverage ratio and a minimum fixed charge coverage ratio. The Credit Agreement also contains customary restrictive covenants, including (i) restrictions on the incurrence of additional indebtedness and additional liens on property, (ii) restrictions on permitted acquisitions and other investments and (iii) limitations on asset sales, mergers and acquisitions. Further, the Credit Agreement limits our payment of future dividends and distributions and share repurchases by us. Subject to certain exceptions, borrowings under the Credit Agreement are also subject to mandatory prepayment from (a) any issuances of debt or equity securities, (b) any sale or disposition of assets, (c) insurance and condemnation proceeds (d) representation and warranty insurance proceeds related to insurance policies issued in connection with acquisitions, and (e) excess cash flow. The Credit Agreement includes customary events of default.

As of September 27, 2019, $97.5 million was outstanding under the Term A Loan, $5.0 million was outstanding  and $2.7 million in letters of credit were issued under the Revolving Credit Facility, and no amounts were outstanding under the Delayed Draw Term Loan. Subsequent to September 27, 2019, we borrowed $27.0 million under our Delayed Draw Term Loan to finance our purchase of all of the capital stock of E3, Inc., which reduced the future borrowing capacity under the Delayed Draw Term Loan to $23.0 million.

We believe that, as of September 27, 2019, we were in compliance with all covenants contained in the Credit Agreement.

On January 31, 2019, we entered into an interest swap agreement for $35.0 million notional amount. The interest swap agreement was designated as a cash flow hedge to fix the variable interest rate on a portion of the outstanding principal amount under our prior term loan facility. The interest swap fixed annual rate is 2.47% and the amortization is quarterly in an amount equal to 10% annually. The interest swap agreement expires on January 31, 2022. As of September 27, 2019, our composite interest rate, exclusive of the effects of upfront fees, undrawn fees and issuance cost amortization, was 4.40%.

Insurance Premiums. We have also financed, from time to time, insurance premiums by entering into unsecured notes payable with insurance companies. During our annual insurance renewals in the fourth quarter of its fiscal year ended December 28, 2018, we elected to finance our insurance premiums for the 2019 fiscal year with a note payable bearing interest at an annual rate of 4.3%, payable in monthly principal and interest installments of $149,881 through October 2019. Included in our insurance renewal terms are individual stop loss amount of $100,000 and an aggregate of 125%. As of September 27, 2019 and December 28, 2018, the unpaid balance of the financed premiums totaled $0.3 million and $1.5 million, respectively.

Software Agreements. We have also financed, from time to time, software costs by entering into unsecured notes payable with software providers. During the fiscal year ended December 28, 2018, we elected to finance IBM software of $0.2 million with a note payable bearing interest of 4.656%, payable in monthly principal and interest installments of $6,315 through November 2021. As of September 27, 2019 and December 28, 2018, the unpaid balance related to the IBM software agreement totaled $150,000 and $211,000, respectively.

Utility Customer Agreement.  In connection with the acquisition of substantially all of the assets of Onsite Energy, we assumed a contract dispute settlement agreement between Onsite Energy and one of its utility customers dated December 20, 2018 (the “Utility Customer Agreement”) where Onsite Energy agreed to pay $1.7 million, bearing an imputed annual interest rate of 4.332%, payable in quarterly principal and interest installments through June 2021. The unpaid balance of the Utility Customer Agreement totaled $1.1 million as of September 27, 2019.

Contractual Obligations

As of September 27, 2019, our aggregate obligations increased by $32.3 million and our aggregate future interest payments on outstanding debt increased by $5.9 million, each since December 28, 2018, which increase was primarily comprised of borrowings under the Term A Loan in June 2019. In addition, the maturity date of our Credit Facilities is now June 26, 2024. Our prior credit facilities were scheduled to mature on October 1, 2023. We had no material changes in commitments for operating lease obligations or finance lease obligations as of September 27, 2019, as compared to those disclosed in our table of contractual obligations included in our Annual Report on Form 10-K for the year ended December 28, 2018. Subsequent to September 27, 2019, we borrowed $27.0 million under our Delayed Draw Term Loan to finance our purchase of all of the capital stock of E3, Inc

We are obligated to pay earn-out payments in connection with our acquisition of Integral Analytics in July 2017 and E3, Inc in October 2019. With respect to Integral Analytics, we were obligated to pay up to $12.0 million in cash based on future work obtained from the business of Integral Analytics during the three years after the closing of the acquisition, payable in installments, if certain financial targets are met during the three years. As of September 27, 2019, we had contingent consideration payable of $2.7 million related to this acquisition. For the nine months ended September 27, 2019, our statement of operations includes $0.3 million of accretion (excluding fair value adjustments) related to the contingent consideration. On August 1, 2019, we executed an amendment to the Stock Purchase Agreement for Integral Analytics, which extends the earn-out period from three years after the closing of the acquisition to four years after the closing of the acquisition (July 28, 2021).

With respect to E3, Inc., we have agreed to pay up to $12.0 million in cash in the aggregate if E3, Inc. exceeds certain financial targets during the three years after the closing of the acquisition. Payments will be made in annual installments for each of the three years of the earn-out period.

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

As of September 27, 2019, as a result of timing in payments where checks outstanding were in excess of our cash balance, we had cash and cash equivalents of $0.0. This amount represents cash on hand in business checking accounts with BMO.

We do not engage in trading activities and do not participate in foreign currency transactions.

We are subject to interest rate risk in connection with our Term A Loan and borrowings, if any, under our Revolving Credit Facility and Delayed Draw Term Loan, each of which bears interest at variable rates. As of September 27, 2019, $100.0 million was outstanding under the Term A Loan, no borrowed amounts were outstanding and $2.7 million in letters of credit were issued under the Revolving Credit Facility and no amounts were outstanding under the Delayed Draw Term Loan.  Borrowings under the Credit Agreement bear interest at a rate equal to either, at our option, (i) the highest of the prime rate, the Federal Funds Rate plus 0.5% or one-month LIBOR plus 1.00% (the “Base Rate”) or (ii) LIBOR, in each case plus an applicable margin ranging from 0.125% to 1.00% with respect to Base Rate borrowings and 1.125% to 2.00% with respect to LIBOR borrowings. The applicable margin is based upon our consolidated total leverage ratio. We are also required to pay a commitment fee for the unused portion of the Revolving Credit Facility and the Delayed Draw Term Loan, which ranges from 0.15% to 0.35% per annum depending on our consolidated total leverage ratio, and fees on the face amount of any letters of credit outstanding under the Revolving Credit Facility, which range from 0.84% to 2.00% per annum, in each case, depending on whether such letter of credit is a performance or financial letter of credit and our consolidated total leverage ratio.

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

Based upon the amount of our outstanding indebtedness as of September 27, 2019, a one percentage point increase in the effective interest rate would change our annual interest expense by approximately $1.0 million in 2019.

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

In connection with the preparation of this Quarterly Report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 27, 2019. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, as of September 27, 2019.

No change in our internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We acquired Lime Energy on November 9, 2018 and substantially all of the assets of The Weidt Group on March 8, 2019 and Onsite Energy on July 2, 2019. We are in the process of evaluating the internal controls of each of the acquired businesses and integrating them into our existing operations and internal control processes.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On September 4, 2019, we issued 37,484, and 15,618 shares of our common stock to two executives of Onsite Energy, respectively. For further discussion of our acquisition of Onsite Energy, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Acquisition of Onsite Energy Corporation” in our quarterly report on Form 10-Q for the quarter ended June 28, 2019 filed with the SEC on August 2,

2019.  The issuances of common stock were not registered under the Securities Act of 1933, as amended (the “Securities Act”). Such shares were issued in a private placement exempt from the registration requirements of the Securities Act, in reliance on the exemptions set forth in Section 4(a)(2) of the Securities Act and Rule 506 under Regulation D for issuances to less than 35 non-accredited investors.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Acquisition of E3, Inc.

On October 28, 2019 (the “E3, Inc. Closing Date”), the Company, through its wholly owned subsidiary WES, acquired all of the capital stock of Energy and Environmental Economics, Inc. (“E3, Inc.”) pursuant to the terms of a stock purchase agreement (the “Stock Purchase Agreement”) by and among the Company, WES, E3, Inc., each of the stockholders of E3, Inc. (the “E3, Inc. Stockholders”) and Ren Orans, as seller representative of the E3, Inc. Stockholders. E3, Inc. is an energy consulting firm that helps utilities, regulators, policy makers, developers, and investors make strategic decisions as they implement new public policies, respond to technological advances, and address customers’ shifting expectations in clean energy. The Company agreed to pay up to $44.0 million for the purchase of all of the capital stock of E3, Inc., which purchase price consists of (i) $27.0 million in cash paid on the E3, Inc. Closing Date (subject to holdbacks and adjustments), (ii) $5.0 million in shares of the Company’s common stock, based on the volume-weighted average price per share of the Company’s common stock for the ten trading days immediately following, but not including, the E3, Inc. Closing Date and (iii) up to $12.0 million in cash if E3, Inc. exceeds certain financial targets during the three years after the E3, Inc. Closing Date, as more fully described below (such potential payments of up to $12.0 million, being referred to as “Earn-Out Payments” and $12.0 million in respect thereof, being referred to as the “Maximum Payout”).

The amount of the Earn-Out Payments to be paid will be determined based on E3, Inc.’s earnings before interest, taxes, depreciation and amortization (“EBITDA”).  The E3, Inc. Stockholders will receive Earn-Out Payments in each of the three years after the E3, Inc. Closing Date (the “Earn-Out Period”) based on the amount by which E3, Inc.’s EBITDA exceeds certain targets. The amounts due to the E3, Inc. Stockholders as Earn-Out Payments will in no event, individually or in the aggregate, exceed the Maximum Payout. Earn-Out Payments will be made in annual installments for each of the three years of the Earn-Out Period. In addition, the Earn-Out Payments will be subject to certain subordination provisions in favor of the lenders under the Company’s Credit Agreement.

The Purchase Agreement also contains customary representations and warranties regarding WES, the Company, E3, Inc. and the E3, Inc. Stockholders, indemnification provisions and other provisions customary for transactions of this nature.

The foregoing description of the Purchase Agreement is qualified in its entirety by reference to the Purchase Agreement, which is filed as Exhibit 2.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference. Schedules and exhibits to the Purchase Agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K.

The Purchase Agreement has been provided solely to inform investors of its terms. The representations, warranties and covenants contained in the Purchase Agreement were made only for the purposes of such agreement and, as of specific dates, were made solely for the benefit of the parties to the such agreement and may be intended not as statements of fact, but rather as a way of allocating risk to one of the parties if those statements prove to be inaccurate. In addition, such representations, warranties and covenants contained in the Purchase Agreement may have been qualified by certain disclosures not reflected in the text of the Purchase Agreement and may apply standards of materiality in a way that is different from what may be viewed as material by stockholders of, or other investors in, the Company. The Company’s shareholders and other investors are not third-party beneficiaries under the Purchase Agreement and should not rely on the representations, warranties and covenants or any descriptions thereof as characterizations of the actual state of facts or conditions of the Company, WES or E3, Inc., or any of their respective subsidiaries or affiliates, or of the E3, Inc. Stockholders.

The Company borrowed $27.0 million under its Delayed Draw Term Loan on October 28, 2019 to fund the $27.0 million cash payment paid on the E3, Inc. Closing Date, which reduced the future borrowing capacity under the Delayed Draw Term Loan to $23.0 million. See Note 7 “—Debt Obligations” of the notes to our condensed consolidated financial statements included elsewhere in this report for a description of the Delayed Draw Term Loan

The offer and sale of the Company’s common stock in connection with the acquisition of E3, Inc. was not registered under the Securities Act. Such shares will be issued in a private placement exempt from the registration requirements of the Securities Act, in reliance on the exemptions set forth in Section 4(a)(2) of the Securities Act and Rule 506 under Regulation D.

Item 6.  Exhibits

Exhibit Number		Exhibit Description
2.1	*†

Stock Purchase Agreement, dated as of October 28, 2019, by and among Willdan Group, Inc., Willdan Energy Solutions, Energy and Environmental Economics, Inc., each of the stockholders of Energy and Environmental Economics, Inc., and Ren Orans, as seller representative of the stockholders of Energy and Environmental Economics, Inc.

2.2	*

Amendment No. 1, dated as of August 1, 2019, to the Stock Purchase Agreement, dated as of July 28, 2017, by and among Willdan Group, Inc., Willdan Energy Solutions, Integral Analytics, Inc., the stockholders of Integral Analytics, Inc. and the Sellers’ Representative (as defined therein).

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

23.1	*	Consent of Farber Hass Hurley LLP, independent accountants for Energy and Environmental Economics, Inc. for the years ended December 31, 2018 and 2017.
31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002
32.1	**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002
99.1	*	Unaudited financial statements of Energy and Environmental Economics, Inc., as of and for the six months ended June 30, 2019 and 2018.
99.2	*	Audited financial statements of Energy and Environmental Economics, Inc., as of and for the years ended December 31, 2018 and 2017.
99.3	*

Unaudited pro forma condensed combined balance sheet and statements of operations for Willdan Group, Inc. as of and for the six months ended June 28, 2019 and for the year ended December 28, 2018, giving effect to the acquisition of Energy and Environmental Economics, Inc., and the notes thereto.

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of September 27, 2019 and December 28, 2018; (ii) the Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended September 27, 2019 and September 28, 2018; (iii) the Condensed Consolidated Statements of Stockholders Equity for the nine months ended September 27, 2019 and September 28, 2018; (iv) the Condensed Consolidated Statement of Cash Flows for the nine months ended September 27, 2019 and September 28, 2018 and (iv) the Notes to the Condensed Consolidated Financial Statements.

*	Filed herewith.

**              Furnished herewith.

†Portions of the referenced exhibit have been omitted pursuant to Item 601(b) of Regulation S-K because it (i) is not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLDAN GROUP, INC.

By:	/s/ Stacy B. McLaughlin
Stacy B. McLaughlin
Vice President and Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer and duly authorized officer)
Date: October 31, 2019