Form 10-K
period 2019-12-27
Willdan Group, Inc.
filed 2020-03-06
CIK 1370450

“C/l

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 27, 2019.
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

(800) 424‑9144

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of Exchange
Common Stock, par value $0.01 per share	WLDN	The Nasdaq Stock Market LLC (Nasdaq Global Market)

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐     No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Yes ☐  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S‑T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non‑accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

The aggregate market value of the voting and non‑voting common equity held by non‑affiliates computed by reference to the price at which the common equity was last sold, as reported on the Nasdaq Global Market, as of the last business day of the registrant’s most recently completed second fiscal quarter was $393.6 million.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐   No ☒

On March 5, 2020, there were 11,545,411 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10‑K incorporates information by reference from the registrant’s definitive proxy statement for the registrant’s 2020 Annual Meeting to be filed on or prior to 120 days after the end of the registrant’s fiscal year.

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

All of our forward-looking statements are subject to risks and uncertainties that may cause our actual results to differ materially from our expectations. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to:

•	our ability to adequately complete projects in a timely manner;
•	our ability to compete successfully in the highly competitive energy efficiency services market;
•	changes in state, local and regional economies and government budgets;
•	our ability to win new contracts, to renew existing contracts and to compete effectively for contracts awarded through bidding processes;
•	our ability to successfully integrate our acquisitions and execute on our growth strategy;
•	our ability to make principal and interest payments on our outstanding debt as they come due; and
•	our ability to obtain financing and to refinance our outstanding debt as it matures.

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

PART I

ITEM 1.  BUSINESS

Overview

Willdan Group, Inc. (“Willdan”) is a provider of professional, technical and consulting services to utilities, private industry, and public agencies at all levels of government. As resources and infrastructures undergo continuous change, we help organizations and their communities evolve and thrive by providing a wide range of technical services for energy solutions and government infrastructure. Through engineering, program management, policy advisory, and software and data management, we design and deliver trusted, comprehensive, innovative, and proven solutions to improve efficiency, resiliency, and sustainability in energy and infrastructure to our clients.

The original company was founded in 1964, and Willdan, a Delaware corporation, was formed in 2006 to serve as our holding company. We have a rich heritage of partnering with public agencies in communities with populations ranging from 10,000 to 300,000 people, as we believe that communities of this size are underserved by large outsourcing companies who tend to focus on securing large federal, state, and private sector projects. We commenced providing energy efficiency services in 2008 and, as a result, our client base has grown to include investor-owned and other public utilities as well as substantial energy users in government and business.

Our overall growth strategy revolves around a combination of strong organic expansion and strategic acquisitions which provides us the ability to expand the breadth and depth of the services we provide to new and existing clients. We believe that we are well positioned to capitalize on the ongoing expansion and transformation of the energy and infrastructure environments.

We operate our business through a nationwide network of offices spread across 24 states and the District of Columbia. We serve 18 of the 25 largest electric utilities and 5 of the 10 largest municipal utilities in the United States (“U.S.”). Our business with public and private utilities has concentrations in California and New York, but includes numerous other utilities in the Midwest, Southeast and Mountain states and we expect additional acquisitions will continue to expand our geographic footprint. Our business with public agencies is concentrated in California, New York, and Arizona. We also serve special districts, school districts, a large range of public agencies and private industry.

Our broad portfolio of services operates within two financial reporting segments: (1) Energy and (2) Engineering and Consulting. The interfaces and synergies between these segments are important elements of our strategy to design and deliver trusted, comprehensive, innovative, and proven solutions for our customers.

Our Markets

We operate in the energy efficiency services market and the engineering and consulting market. We provide a wide variety of services related to energy efficiency and sustainability, engineering, construction management, economic and financial consulting, and national preparedness and interoperability services primarily to public agencies, utilities, and commercial/industrial firms.

The energy efficiency services market continues to expand in response to the increasing awareness of global warming, climate change issues, and the advent of new technologies in renewable energy generation and the electrification of the nation’s economy. Private industry and public agencies increasingly seek out cost‑effective, turnkey solutions that provide innovative energy efficiency, renewable energy, water conservation and sustainability services. State and local governments frequently turn to specialized resource conservation firms to strike the balance between environmental responsibility and economic competitiveness. The use of energy efficiency services, including audits, program design, benchmark analysis, metering and incentivized sale and installation of selected energy efficiency measures provides public agencies, utilities and commercial/industrial firms with the ability to realize long‑term savings.

The engineering and consulting market has grown as public agencies and utilities, as well as private utilities and firms, find it more efficient to outsource design, construction oversight, advisory, and training services to service providers, rather than maintain the necessary staff and resources to provide such services themselves. For example, we design and provide construction oversight of infrastructure projects for state, and local governments who have increased their infrastructure-related spending as a result of population growth, increases in local and state funding and aging infrastructure. We provide consulting services to public agencies as they raise the necessary funds to develop such infrastructure projects and provide other services. Relatedly, we provide local government staffing, traffic and transportation engineering, studies, plan reviews, grant support, and inspections. We also advise public agencies on disaster and emergency preparedness.

We believe we are a market and customer driven company, focused on growth and value creation for our clients, employees and shareholders. We seek to establish close working relationships with our clients and expand the breadth and depth of the services we provide to them over time. We believe the market for these services is, and will be, driven by a number of factors, including:

•	Demand for services and solutions that provide energy efficiency, sustainability, water conservation, infrastructure development and renewable energy in the public and private sectors;
•	Changes in technology that affect the generation, distribution and consumption of energy;
•	Aging infrastructure, which leads to a need for increased capacity in engineering consulting and construction management services;
•	The need for small and medium sized communities to obtain highly specialized services without incurring the costs of hiring permanent staffing and the associated support structure;
•	Demand by constituents for a wider variety of services;
•	Financial assistance from government-funded programs and state legislation for local communities to provide services to constituents; and
•	Changes in government policy.

Our Services

We offer services in two financial reporting segments: (1) Energy and (2) Engineering and Consulting. Management established these segments based upon the services provided, the different marketing strategies associated with these services and the specialized needs of their respective clients.

The following table presents the approximate percentage of our consolidated contract revenue attributable to each segment.

	Fiscal Year
	2019	2018	2017
Energy	84%	72%	73%
Engineering and Consulting	16%	28%	27%

During fiscal year 2019, we derived 34.7% of our Energy segment contract revenues from two customers, Consolidated Edison of New York and the Los Angeles Department of Water and Power (“LADWP”), and we derived 25% of our Engineering and Consulting segment contract revenues from one customer, the City of Elk Grove.

For further information related to our financial reporting segments, see Part II, Item 8, Note 9, Segment Information and Geographical Information, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Energy Efficiency Services

Our Energy segment provides specialized, innovative, comprehensive energy solutions to businesses, utilities, state agencies, municipalities, and non‑profit organizations in the U.S. Our experienced engineers, consultants, and staff help our clients realize cost and energy savings by tailoring efficient and cost‑effective solutions to assist in optimizing energy spend. Our energy efficiency services include comprehensive audit and surveys, program design, master planning, demand reduction, grid optimization, benchmarking analyses, design engineering, construction management, performance contracting, installation, alternative financing, measurement and verification services, and advances in software and data analytics.

Our energy efficiency services include the following:

Energy Efficiency.  We provide complete energy efficiency consulting and engineering services, including program design, management and administration; marketing, customer outreach, and project origination; energy audits and feasibility analyses; implementation; training; management; retro‑commissioning; data management and reporting; measurement and verification services; and construction management.

Program Design and Implementation.  We assist utilities and governmental clients with the design, development and implementation of energy efficiency plans and programs. These plans include the design, outreach, and implementation of strategies to deliver energy efficiency, water conservation, renewable energy planning, and to reduce greenhouse gas.

Direct Customer Support.  We assist clients (including hospitals, hotels, government offices, schools, and private companies) in developing and managing facilities and related infrastructures through a holistic, practical approach to facility management. Our services cover audits, local compliance, operations and maintenance review, renewable energy planning, master plan development, infrastructure analyses, Leadership in Energy and Environmental Design (“LEED”) certification for buildings, and strategies for energy spend and greenhouse gas reduction.

Turnkey Facility and Infrastructure Projects. We provide turnkey/design-build facility and infrastructure improvement projects to a wide array of private and public clients including municipalities, county governments, public and private K-12 schools, and higher education institutions. Our services cover preliminary planning, project design, construction management, commissioning, post-project support and measurement and verification.

Project Examples.  The following are examples of typical projects in the Energy segment:

•

Consolidated Edison, New York.  We serve as Consolidated Edison’s program manager and implementer for its Small Business Direct Install (“SMB”) program across the utility’s New York City and Westchester County service areas.  The SMB program, Consolidated Edison’s largest energy efficiency program, helps customers save energy, lower their bills, and protect the environment by providing financial incentives to identify and install energy efficiency measures. To support this effort, we provide full-service program implementation, including outreach and direct sales to potential commercial customers, on-site energy efficiency assessments, direct implementation of energy-savings measures, and subcontractor management.

•

Dormitory Authority-State New York (“DASNY”), New York.  Our subsidiary, Willdan Energy Solutions (“WES”), provides services to Genesys in its performance of rehabilitation, construction management, architectural, and engineering services at various college and university sites within New York State. Services for DASNY under these contracts also include energy efficient design, utility cost evaluation, and various regulatory compliance services. Specific project descriptions are set out by DASNY in work authorizations, which are issued under the terms of the master contracts.

•

Marshak Science Building Rehabilitation, The City University of New York.  Performed under the DASNY master contract, the Marshak Science Building is a mid-rise, 750,000 square-foot science building, which consists of a 350,000 square-foot, 13-story tower and a 300,000 square-foot plaza level and underground. The science building houses research and teaching labs, a vivarium, a morgue, office areas, a library, an auditorium, a gymnasium and a pool.  We were responsible for the study, design, and construction management that included the retrofit of 200 standard-flow fume hoods to low-flow, high-efficiency hoods and the installation of high-entrainment fume hood exhaust systems, new lab make-up air units with heat recovery, liquid desiccant dehumidification systems, new supply air risers and general exhaust risers throughout the tower, new hot water and chilled water risers,  new central station air handling equipment, new high-temperature hot water to low-temperature hot water heat exchangers, and a lab fit-out with chilled beam secondary heating and cooling.

•

San Diego Gas and Electric (“SDG&E”), California.  We provide peak-load reduction and energy capacity to SDG&E by coordinating the installation of proven energy efficiency measures, including chiller retrofits, chiller variable-frequency drives (“VFDs”), HVAC VFDs, evaporative cooling, demand control ventilation, two-way valves, and chilled water pump VFDs. These measures produce both peak-load reductions and energy savings.

•

Healthcare Energy Efficiency Program (“HEEP”), Southern California Edison (“SCE”). We are the implementer of HEEP, which provides incentives and support to healthcare-related facilities to implement energy efficiency upgrades related to lighting, HVAC, boilers, medical equipment, building automation systems, VFDs, sensors, vending controls and retro-commissioning. We perform American Society of Heating, Refrigerating and Air-Conditioning Engineers (“ASHRAE”) Level I and II audits and ongoing analysis and support of installed measures, as well as develop customized energy efficiency measures including energy savings and peak demand reduction estimates. Further, we provide financial calculations including forecasted cost savings, payback, and return on investment. We assist with contractor referrals, request for proposals, and monitoring of installation, as well as perform measurement and verification (“M&V”) to ensure energy savings are achieved.

•

Baldwin High School, Kansas. We provided a central plant HVAC replacement and building wide HVAC controls installation. We installed a new chilled water and boiler plant and refurbished two large air handling units. We also installed new heating hot water control valves on all variable air volume boxes and new HVAC controls to ensure the achievement of specified energy cost savings for the school.

•

Entergy Corporation, Louisiana. We supported Entergy’s investments in grid data and analytics capabilities across its electric distribution footprint through a software license for LoadSEER, the modeling application of Integral Analytics. LoadSEER was developed to provide unique insights and modeling capability for distributed energy resources (“DERs”) and the evolving distribution grid. The application is used in short- and long-term circuit-level planning and to proactively integrate renewables, energy storage, and efficiency investments. LoadSEER combines multi-layer risk, geospatial, and scenario modeling; utilities’ existing tools; engineering efforts; and multiple data sources in order to deliver dynamic, granular load profiles and perform valuation analyses.

Engineering and Consulting Services

Our Engineering and Consulting segment provides civil engineering‑related construction management, building and safety, city engineering, city planning, geotechnical, material testing and other engineering consulting services to our clients. Our engineering services include rail, port, water, mining and other civil engineering projects. We also provide economic and financial consulting to public agencies along with national preparedness and interoperability services, communications, and technology solutions. Lastly, we supplement the engineering services that we offer our clients by offering expertise and support for the various financing techniques public agencies utilize to finance their operations and infrastructure. We also support the mandated reporting and other requirements associated with these financings. We do not provide underwriting or financial advisory services for municipal securities.

In general, contracts for engineering and consulting services are awarded by public agencies based primarily upon the qualifications of the engineering or consulting professional, rather than the proposed fees. We have longstanding relationships with many of these agencies and are recognized as having relevant expertise and customer focused services. A substantial percentage of our work is for existing clients that we have served for many years.

Our Engineering and Consulting services include the following:

Building and Safety.  Our building and safety services range from managing and staffing an entire municipal building department to providing specific outsourced services, such as plan review and field inspections. Other related services under this umbrella include performing accessibility compliance and providing disaster recovery teams, energy compliance evaluations, permit processing and issuance, seismic retrofitting programs, and structural plan review. Many of our building and safety services contracts are with municipalities and counties where we supplement the capacity of in‑house staff.

City Engineering and Code Enforcement.  We provide municipalities with city engineering services and assist with the development, implementation and enforcement of building and development codes. These services are tailored to the unique needs of each municipality, ranging from staffing an entire engineering department to carrying out specific projects within a municipality.

Development Review.  We offer development plan review and inspection services including Americans with Disabilities Act (“ADA”) compliance, preliminary and final plats (maps), grading and drainage, complete infrastructure improvements for residential site plans, commercial site plans, industrial development and subdivision, and major master plan development services. We have reviewed grading plans, street lighting and traffic signal plans, erosion control plans, storm drain plans, street improvement plans, and sewer water and utility plans.

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

Planning and Surveying.  We assist communities with a full range of planning services, from the preparation of long‑range policy plans to assistance with the day-to-day operations of a planning department. For several cities, we provide contract staff support, which ranges from staffing entire departments to providing interim or long-term services to entities that have determined that it is not cost-effective to have a full-time engineer on staff, to relieve peak workload situations or to fill vacant positions during a job search. Typical assignments include land use studies, development of specific plans or general plan elements, design guidelines, and zoning ordinances. We also provide surveying and mapping services, including major construction layout, design survey, topographic survey, aerial mapping, Geographic Information Systems, and right-of-way engineering.

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

Financial Consulting.  We perform economic analyses and financial projects for public agencies, including fee and rate studies; utility rate analysis; utility system appraisals and asset acquisitions; economic development and redevelopment planning; Community Choice Aggregation feasibility studies, in which local entities contemplate aggregating buying power in order to secure alternative energy supply contracts; real estate and market analysis associated with planning efforts, and development fee studies; special district formation and other special projects.

Federal Compliance.  We offer several services that support bonded debt compliance reporting for cities, counties, states, school districts, water districts, housing authorities, 501(c)(3) and other municipal entities. We provide federal compliance services to approximately 750 issuers in 42 states and the District of Columbia managing approximately $70 billion in municipal debt.

Emergency Preparedness, Planning and Training. We design, develop, implement, review and evaluate public and private agencies’ emergency operations and hazard mitigation preparedness and plans. We also provide customized training courses and exercises.

The following are examples of typical projects we have performed in the Engineering and Consulting segment:

•

City of Elk Grove, California, City Engineering, Capital Improvement, and Infrastructure Services. We provide comprehensive technical support to the Public Works and Development Services Departments for the over 170,000-resident community of Elk Grove, California. Services include public counter service, drainage/stormwater/NPDES, traffic engineering, permitting, land development review and inspection, CIP design and construction support, and city planning. Serving the two City departments is a team of over 40 of our full-time engineers, architects, scientists, managers, observers/inspectors, project managers, administrative support staff, and a team of subconsultants. All work is accomplished through a task order process that defines the scope of work, time of performance, and cost of services.
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

•

Contra Costa County, California, City Engineering Services. We provide finance review, financial analysis, and contract administration services for the Contra Costa County Public Works Department.  Willdan is providing municipal services in a variety of professional and technical administrative and finance measures.

•

County of Los Angeles, California, Traffic Engineering Services. We provide professional traffic engineering services for the Lower Azusa Road/Los Angeles Street Traffic Signal Synchronization Project. The services include meetings and project coordination with Los Angeles County and various municipalities as well as field review, equipment inventory, reporting for recommended improvements, traffic signal base plans, traffic signal improvement plans and traffic signal utility plans for 29 signalized intersection along the Lower Azusa/Los Angeles Street corridor.

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

•

State of Nevada, Building and Safety Services. We have provided building safety/plan check services for the State of Nevada Public Works Department since 2007. Projects for the State of Nevada include several for the University of Nevada, Las Vegas and Reno campuses. The projects consist of installation of photo voltaic and parking lot lighting upgrades, a new baseball clubhouse, and the complete structural upgrade and remodel of several historic buildings at the Reno campus.

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

Clients

Our clients primarily consist of investor and municipal owned energy utilities, public and governmental agencies including cities, counties, redevelopment agencies, water districts, school districts and universities, state agencies, federal agencies and a variety of other special districts and agencies. We also provide services to private industry, hospitals, hotels, and other commercial enterprises.

We are organized to profitably manage numerous small and large contracts at the same time. The majority of our contracts typically range from $1,000 to $10,000,000 in contract revenue; however, some of our multi-year contracts have the capacity to provide up to, and in excess, of $100,000,000 in revenue for the implementation of certain energy efficiency programs. Our contracts typically have a duration of between two and thirty-six months, although we have city services contracts that have been in effect for over 30 years. Most of our contracts include a provision allowing for termination for convenience after reimbursement of any unbilled effort under the contract. As of December 27, 2019, we had approximately 1,900 open projects.

During fiscal year 2019, we had individual customers that accounted for more than 10% of our consolidated contract revenues. For fiscal year 2019, the LADWP and Consolidated Edison of New York accounted for 17.9% and 11.2% of our consolidated contract revenue, respectively. For fiscal year 2019, our top 10 customers accounted for 50.6% of our consolidated contract revenues.

Our largest clients are based in New York and California. In fiscal year 2019, services provided to clients in California accounted for 41.1% of our consolidated contract revenue and services provided to clients in New York accounted for 27.2% of our consolidated contract revenue.

In 2013, Lime Energy collaborated with Duke Energy - Progress to launch the first ever small business direct install program in North Carolina and South Carolina. Since its launch, the program has grown to encompass all eligible Duke Energy customers in North Carolina, South Carolina, Ohio, Indiana, and Kentucky. The Small Business Energy Saver Program offers eligible commercial customers the opportunity to retrofit a comprehensive list of existing inefficient equipment with more energy-efficient measures. The program provides integrated turn-key services including program marketing, energy assessments, installation by local contractors, up to 80 percent incentives to offset the cost of projects, and education to encourage the replacement of existing equipment with improvements in lighting, refrigeration, and HVAC. We continue to implement programs across these five states and have completed over 18,000 projects for Duke Energy resulting in over 567,000 MWh in savings to small businesses.

We collaborate with the LADWP through the Commercial Direct Install Program, which is a small business lighting energy efficiency program that serves all commercial customers in LADWP territory with demand up to 250kW. On average, this program implements 8,000 energy efficiency projects a year and has implemented almost 80,000 projects since program inception in 2008. Over that time, we have saved LADWP and its customers over 480,000 MWh per year and 96 MW of peak demand. We have also provided lead generation identifying roughly 9,000 HVAC tune-ups, 6,000 programmable thermostats installations, and 5,000 hot water efficiency upgrades.

In January 2017, we announced a new three-year contract with Consolidated Edison to implement Consolidated Edison’s Small and Medium Business Direct Install (“SMB”) program across the utility's New York City and Westchester County service area. This program replaced and expanded Consolidated Edison's Small Business Direct Install (“DCI”) program, which we had implemented since 2009. It continues the process of diversifying the program offerings. The Consolidated Edison contract continues through the end of 2022. The SMB program, Consolidated Edison's largest energy efficiency program, helps customers save energy, lower their bills and protect the environment by providing financial incentives to identify and buy down the cost of energy efficiency measures. To support this effort, we provide full-service program implementation including outreach and direct sales to potential commercial customers, on-site energy efficiency assessments, direct implementation of energy savings measures and subcontractor management. The administration of incentive payments to other contractors providing services through the program is included in Willdan’s scope, but the structure of the contract is such that these payments are not included in revenue or expenses. Consolidated Edison may terminate the contract at any time for any reason.

In connection with our acquisition of substantially all of the assets of Genesys Engineering, P.C. (“Genesys”) in March 2016, we entered into an administrative services agreement with Genesys pursuant to which our subsidiary, WES, provides Genesys with ongoing administrative, operational and other non-professional support services. Under such administrative services agreement, WES provides administrative services for a series of Genesys’s DASNY contracts. WES provides administrative services to Genesys in its performance of rehabilitation and construction work and architectural and engineering services at various sites within New York State for DASNY under these contracts, including energy efficient design, utility cost evaluation and review, and various regulatory compliance services. Specific project descriptions are set out by DASNY in work authorizations, which are issued under the terms of the contracts. The termination dates of the DASNY contracts vary; the latest of which is February 12, 2021. Work authorized but not yet completed under this contract continues to be bound by the terms of the agreement beyond the termination date until completion of the projects. Genesys expects to receive an amendment from DASNY to the master contract extending the termination date under DASNY’s option to extend this contract term twice, one year at a time. DASNY may at any time terminate any of the contracts or suspend all projects, for its convenience and without cause.

Contract Structure

We generally provide our services under contracts, purchase orders, or retainer letters. The agreements we enter into with our clients typically incorporate one of three principal types of pricing provisions:

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

•

Fixed price provisions require all work under a contract to be performed for a specified lump sum, which may be subject to adjustment if the scope of the project changes. Contracts with fixed price provisions carry certain inherent risks, including risks of losses from underestimating costs, delays in project completion, problems with new technologies, price increases for materials, and economic and other changes that may occur over the contract period. Consequently, the profitability, if any, of fixed price contracts can vary substantially. Willdan typically hedges some of these risks through the use of fixed price subcontracts for services, material, and equipment.

The following table presents, for the periods indicated, the approximate percentage of our contract revenue subject to each type of pricing provision:

	Fiscal Year
	2019	2018
Time-and-materials	16%	27%
Unit-based	65%	47%
Fixed price	19%	26%
Total	100%	100%

In relation to the pricing provisions, our service-related contracts, including operations and maintenance services and a variety of technical assistance services, are accounted for over the period of performance, in proportion to the cost of performance. Award and incentive fees are recorded when they are fixed and determinable and consider customer contract terms.

For time-and-materials and fixed price contracts, we bill our clients periodically in accordance with the contract terms, based on costs incurred on either an hourly fee basis or on a percentage of completion basis or upon the achievement of certain prescribed milestones, as the project progresses. For unit-based contracts, we bill our clients upon delivery and completion of the contracted item or service, and in some cases, in advance of delivery.

Our contracts come up for renewal periodically and, at the time of renewal, may be subject to renegotiation or recompetition, which could impact the profitability on that contract. In addition, during the term of a contract, public agencies may request additional or revised services which may impact the economics of the transaction. Most of our contracts permit our clients, with prior notice, to terminate the contracts at any time without cause. While we have a large volume of transactions and generally low customer concentration, the renewal, termination, or modification of a contract may have a material effect on our consolidated operations.

Competition

Our competition varies by type of client, type of service and geography. The range of competitors for any one project can vary depending upon technical specialties, the relative value of the project, geographic location, financial terms, risks associated with the work, and any client-imposed restrictions. We often compete with many other firms ranging from small local firms to large national firms. Contract awards are based primarily on qualifications, relevant experience, staffing capabilities, geographic presence, financial stability and price.

Our Energy segment and our Engineering and Consulting segment competes with firms such as Ecology & Environment, Inc., Iteris, Inc., NV5 Global, Inc., ICF International, Inc., and Ameresco, Inc. In addition, in certain public finance consulting services, we may compete with large accounting firms.

Doing business with utilities and governmental agencies is complex and requires the ability to understand and comply with intricate regulations and to satisfy periodic audits. We have been serving cities, counties, special districts and other public agencies for over half a century. We believe that the ability to understand these requirements and to successfully conduct business with utilities, governmental entities and agencies is a barrier to entry for potential competitors.

Unlike some of our competitors, we focus our services on utilities and public sector clients. Utility and public sector clients generally choose among competing firms by weighing the quality, experience, innovation and timeliness of the firm’s services. When selecting consultants for engineering projects, many utilities and government agencies are required to, and others choose to, employ Qualifications Based Selection (“QBS”). QBS requires the selection of the most technically qualified firms for a project, while the financial and legal terms of the engagement are generally secondary.

Our competition varies geographically. Although we provide services in several states, we may be stronger in certain service lines in some geographical areas than in other regions. Similarly, some of our larger competitors are stronger in some service lines in certain localities but are not as competitive in others. Our smaller competitors generally are limited both geographically as well as by the depth and breadth of services they are able to provide.

We believe that no single competitor has sufficient market share to influence the markets in which we operate in.

Insurance

To address the hazards inherent in our business, we maintain insurance coverage through the following policies: commercial general liability, automobile liability, workers’ compensation and employer’s liability, cyber liability, professional liability and umbrella/excess liability. However, if any claims, settlements, or judgements, individually or in the aggregate, exceed our policy limits, we are liable to pay these claims from our assets. We believe our coverage limits reasonably protect us from any material adverse impact that may arise from these insured risks.

Employees

At December 27, 2019, we employed a total of 1,451 employees, excluding contractors. Our employees include, among others, licensed electrical, mechanical, structural, geotechnical and civil engineers; land surveyors; certified building officials; certified inspectors and plans examiners; licensed architects and landscape architects; certified planners; energy sales and audit specialists; installation technicians; program managers; policy advisors and information technology specialists. We believe that we attract and retain highly skilled personnel with significant industry experience and strong client relationships by offering them challenging assignments in a stable work environment combined with employee benefit programs that we believe are competitive with those offered by our competitors.

The following table sets forth the number of our employees in each of our business segments and our holding company:

	2019	2018	2017
Energy	900	677	381
Engineering and Consulting	487	469	448
Holding Company Employees (Willdan Group, Inc.)	64	56	53
Total	1,451	1,202	882

Intellectual Property

We believe we have strong name recognition and that this provides us with a competitive advantage in obtaining new business. Consequently, we believe it is important to protect our brand identity through trademark registrations. The Willdan, Willdan Group, Inc., Willdan Engineering, Willdan Infrastructure, Willdan Financial Services, Willdan Energy Solutions and Willdan Homeland Services names are service marks of ours, and we have obtained a service mark for the Willdan and “W” logo. We have also obtained federal service mark registration with the United States Patent and Trademark Office for the “Willdan” name, “Willdan Group, Inc.” name and the “extending your reach” tagline. The name and logo of our proprietary software, MuniMagic+SM, are registered service marks of Willdan Financial Services, and we have registered a federal copyright for the source code for the MuniMagic+SM software. In connection with our acquisitions, we have obtained the trademark for our “LoadSEER” software, have obtained the patent for “Optimization of Microgrid Energy Use and Distribution”, have obtained the service marks for the Enerpath, Enerworks and Lime/Green Dial Design, and have obtained the registered copyright of Lime, Lime Energy, Lime Energy “less is more” design and Main Street Efficiency.

Available Information

We maintain an Internet website at http://www.willdan.com. Through our website, in the “Investors” section under the heading “SEC Filings”, we make available, free of charge, our annual reports on Form 10‑K, quarterly reports on Form 10‑Q, current reports on Form 8‑K, proxy statements, and amendments to those reports, as soon as reasonably practicable after we electronically file or furnish such materials to the SEC. We also make available on this website our prior earnings calls under the heading “Events and Presentations” and our Code of Ethical Conduct under the heading “Investors—Corporate Governance.” The information on our website is not a part of or incorporated by reference into this filing. The SEC maintains an Internet site that contains reports, proxy, and information statements and other information regarding our filings at http://www.sec.gov.

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

Our engagements often involve large‑scale, complex projects. The quality of our performance on such projects depends in large part upon our ability to manage the relationship with our clients and our ability to effectively manage the project and deploy appropriate resources, including third‑party contractors and our own personnel, in a timely manner. We may commit to a client that we will complete a project by a scheduled date or that, when completed, a project will achieve specified performance standards (e.g., some of our contracts stipulate certain energy savings requirements). If the project is not completed by the scheduled date or fails to meet required performance standards, we may either incur significant additional costs or be held responsible for the costs incurred by the client to rectify damages due to late completion or failure to achieve the required performance standards. The uncertainty of the timing of a project can present difficulties in planning the amount of personnel needed for the project. If the project is delayed or canceled, we may bear the cost of an underutilized workforce that was dedicated to fulfilling the project. In addition, performance of projects can be affected by a number of factors beyond our control, including, among other things, unavoidable delays from government inaction, public opposition, inability to obtain financing, weather conditions, unavailability of vendor materials (including but not limited to import restrictions or pandemics or other public health emergencies such as the recent coronavirus outbreak), changes in the project scope of services requested by our clients, industrial accidents, environmental hazards, and labor disruptions. To the extent these events occur, the total costs of the project could exceed our estimates, and we could experience reduced profits or, in some cases, incur a loss on a project, which may reduce or eliminate our overall profitability. Further, any defects or errors, or failures to meet our clients’ expectations, could result in claims for damages against us. Failure to meet performance standards or complete performance on a timely basis could also adversely affect our reputation and client base.

We are susceptible to risks relating to the energy efficiency services industry, which represented 84% of our consolidated contract revenue in fiscal year 2019, and a loss of customers or other downturn in demand for those services could have a material impact on our revenues, profitability and financial condition.

Consolidated contract revenue generated from our Energy segment has continued to increase, from 49% of our consolidated contract revenues in fiscal year 2014 to 84% of our consolidated contract revenues in fiscal year 2019. This increase is primarily due to acquisitions we have made in this segment in recent fiscal years, including our acquisition of Lime Energy in fiscal year 2018, as well as an increase in demand for these services. A loss of customers, inability to procure or maintain contracts, or downturn in demand could have a material adverse impact on our business, results of operations and financial condition.  To address risks related to increased dependence on the energy efficiency services business, we must do the following:

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

Our top two clients and one of our utility programs accounted for 34% of our consolidated contract revenue for fiscal year 2019 and our top ten clients accounted for 51% of our consolidated contract revenue. If we have a loss or reduction of business from any of these clients or utility programs, it could result in significant harm to our revenue, profitability and financial condition.

For fiscal year 2019, we derived 51% of our consolidated contract revenue from our top ten clients. In addition, our top two clients and one of our utility programs accounted for 34% of our consolidated contract revenue. LADWP, Consolidated Edison of New York, and DASNY accounted for 17.9%, 11.2% and 5.4%, respectively, of our consolidated contract revenue in fiscal year 2019. The amounts due from these clients represented 29% of our outstanding accounts receivable as of December 27, 2019. These clients are not committed to purchase any minimum amount of our services, as our agreements with them are based on a “purchase order” model. As a result, they may discontinue utilizing some or all of our services with little or no notice. As well, certain of our contracts (for example, our contract relating to LADWP) are with other entities that are periodically funded by the applicable utility. Such funding is subject to periodic renewal and is outside our control or its contract counterparty and may, at times, be delayed or inhibited.

The loss of this utility program or these clients (or financial difficulties at this utility program or these clients, which result in nonpayment or nonperformance) could have a significant and adverse effect on our business, results of operations and financial condition. We expect Consolidated Edison, DASNY and the utility program associated with the LADWP to continue to account for a significant portion of our consolidated contract revenue for the foreseeable future. If these clients or utility program significantly reduce their business or orders with us, default on their agreements with us or fail to renew or terminate their agreements with us, our business, results of operations and financial condition could be materially and adversely affected. We may not be able to win new contracts to replace these contracts if they are terminated early or expire as planned without being renewed.

In addition, the potential for requests from certain clients, including Consolidated Edison and DASNY, or the utility program associated with the LADWP, to significantly increase the services we provide them requires us to have sufficient resource capacity available in the regions where they are located. If we are unable to maintain such resource capacity, these clients or utility program may reduce or stop purchasing certain services from us. If such clients or utility program reduce or stop purchasing certain services from us, we may have substantial capacity available in regions where we do not have corresponding clients to service.

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

Certain of our contracts contain provisions that allow our clients or utility programs to terminate or modify the contract at their convenience upon short notice. For example, Los Angeles Department of Water and Power, Consolidated Edison of New York, and DASNY, our three largest sources of revenue, may terminate their contracts with us at any time for any reason. If one of these clients or utility programs terminates their contract for convenience, we may only bill the client or utility program, as applicable, for work completed prior to the termination, plus any commitments and settlement expenses such client or utility program agrees to pay, but not for any work not yet performed.

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

Our substantial leverage and significant debt service obligations due to debt incurred in connection with our acquisitions could adversely affect our business, results of operations and financial condition.

Prior to 2018, we operated our business with little to no outstanding indebtedness. However, in connection with the completion of our acquisitions of Lime Energy in November 2018, The Weidt Group in March 2019, Onsite Energy in July 2019, and E3, Inc. in October 2019, we incurred approximately $129.0 million in indebtedness. As of December 27, 2019, we had approximately $131.0 million of consolidated indebtedness (excluding intercompany indebtedness) outstanding, of which $125.0 million was secured obligations (exclusive of $2.7 million of outstanding undrawn letters of credit) and we have an additional $45.0 million of availability under our revolving credit facility (after giving effect to outstanding letters of credit), all of which would be secured debt, if drawn. Our financial performance could be adversely affected by our substantial leverage. We may also incur significant additional indebtedness in the future, subject to various conditions.

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

Our high level of indebtedness relative to our historical performance requires that we use a substantial portion of our cash flow from operations to pay principal of, and interest on, our indebtedness, which will reduce the availability of cash to fund working capital requirements, future acquisitions, capital expenditures or other general corporate or business activities. Debt outstanding under our term loan and revolving credit facility bear interest at variable rates. If market interest rates increase, debt service on our variable-rate debt will rise, which could adversely affect our cash flow, results of operations and financial position. For the fiscal year ended December 27, 2019, a 1.00% increase in interest rates would have increased total interest expense under our term loan and revolving credit facility by $1.2 million. Although we may employ hedging strategies such that a portion of our variable rate debt carries a fixed rate of interest, any hedging arrangement put in place may not offer complete protection from this risk. Additionally, the remaining portion of our variable rate debt that is not hedged will be subject to changes in interest rates.

In addition, our term loan will amortize quarterly in an amount equal to 10% annually and each borrowing under our delayed draw term loan will amortize quarterly in an amount equal to 2.5% beginning with the first full fiscal quarter ending after the initial borrowing date. Our ability to make scheduled payments on or refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the amounts due on our indebtedness.

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

All of our $130.0 million of debt outstanding under our credit agreement as of December 27, 2019 bears interest at a floating rate that uses LIBOR as the applicable reference rate to calculate the interest. Our credit agreement provides that, if the administrative agent has determined that adequate means do not exist for ascertaining LIBOR or the lenders have advised the administrative agent that (i) LIBOR does not adequately and fairly reflect the cost to lenders for maintaining their loans or (ii) making or funding LIBOR loans has become impracticable for the lenders, then, unless we amend the credit agreement to replace LIBOR with an alternative reference rate, all of our outstanding loans under the credit agreement will be converted to Base Rate Loans and the component of the Base Rate based upon LIBOR will not be used in any determination of the Base Rate. Further, the lenders under our credit agreement will no longer be obligated to make loans using LIBOR as the applicable reference rate.

If the rate used to calculate interest on our outstanding floating rate debt under our credit agreement that currently uses LIBOR were to increase by 1.0% either as a result of an increase in LIBOR or the result of the conversion to Base Rate Loans, we would expect to incur additional interest expense on such indebtedness as of December 27, 2019 of approximately $1.2 million on an annualized basis. Uncertainty as to the nature of potential changes to LIBOR, fallback provisions, alternative reference rates or other reforms could adversely impact our interest expense on our floating rate debt that currently uses LIBOR as the applicable reference rate. In addition, any alternative reference rates to LIBOR may result in interest that does not correlate over time with the payments that would have been made on our indebtedness if LIBOR was available in its current form. Further, the discontinuance or modification of LIBOR and uncertainty of an alternative reference rate may result in the increase in the cost of future indebtedness, which could have a material adverse effect on our financial condition, cash flow and results of operations

We may not be able to obtain capital when desired on favorable terms, if at all, or without dilution to our stockholders, which may impact our ability to execute on our current or future business strategies.

We anticipate that our current cash, cash equivalents, cash provided by operating activities and borrowing ability under our revolving line of credit will be sufficient to meet our current and anticipated needs for general corporate purposes during the next 12 months. It is possible, however, that we may not generate sufficient cash flow from operations or otherwise have the capital resources to meet our future capital needs, particularly given our increased level of indebtedness due to our acquisitions.

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

London Interbank Offered Rate (“LIBOR”) and other indices which are deemed “benchmarks” are the subject of recent national, international, and other regulatory guidance and proposals for reform. Some of these reforms are already effective while others are still to be implemented. These reforms may cause such benchmarks to perform differently than in the past, or have other consequences which cannot be predicted. For example, the Chief Executive of the U.K. Financial Conduct Authority (the “FCA”), which regulates LIBOR, has announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. That announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. Moreover, it is possible that LIBOR will be discontinued or modified prior to 2021. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be implemented in the United Kingdom or elsewhere. Uncertainty as to the nature of such potential changes, alternative reference rates or other reforms may adversely affect our indebtedness that bears interest at a floating rate determined by reference to LIBOR.

All of our $130.0 million of debt outstanding under our credit agreement as of December 27, 2019 bears interest at a floating rate that uses LIBOR as the applicable reference rate to calculate the interest.  Our credit agreement provides that, if the administrative agent has determined that adequate means do not exist for ascertaining LIBOR or the lenders have advised the administrative agent that (i) LIBOR does not adequately and fairly reflect the cost to lenders for maintaining their loans or (ii) making or funding LIBOR loans has become impracticable for the lenders, then, unless we amend the credit agreement to replace LIBOR with an alternative reference rate, all of our outstanding loans under the credit agreement will be converted to Base Rate Loans and the component of the Base Rate based upon LIBOR will not be used in any determination of the Base Rate. Further, the lenders under our credit agreement will no longer be obligated to make loans using LIBOR as the applicable reference rate.

If the rate used to calculate interest on our outstanding floating rate debt under our credit agreement that currently uses LIBOR were to increase by 1.0% either as a result of an increase in LIBOR or the result of the conversion to Base Rate Loans, we would expect to incur additional interest expense on such indebtedness as of December 27, 2019 of approximately $1.2 million on an annualized basis.  Uncertainty as to the nature of potential changes to LIBOR, fallback provisions, alternative reference rates or other reforms could adversely impact our interest expense on our floating rate debt that currently uses LIBOR as the applicable reference rate. In addition, any alternative reference rates to LIBOR may result in interest that does not correlate over time with the payments that would have been made on our indebtedness if LIBOR was available in its current form. Further, the discontinuance or modification of LIBOR and uncertainty of an alternative reference rate may result in the increase in the cost of future indebtedness, which could have a material adverse effect on our financial condition, cash flow and results of operations.

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

In particular, adverse economic and other conditions affecting the local and regional economies of New York, California and North Carolina may reduce the demand for our services, which could have a material adverse effect on our business, results of operations and financial condition. During fiscal year 2019, approximately 41.1% and 27.2% of our consolidated contract revenue was derived from services rendered to public agencies, utilities, and private industry in California and New York, respectively. As a result of our acquisition of Lime Energy, the percentage of our consolidated contract revenue derived from North Carolina increased. California, New York and North Carolina each experienced an economic downturn in fiscal year 2009, which negatively impacted our revenue and profitability. Any future downturns could have similar significant adverse impacts on our business, results of operations and financial condition.

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

•

Earthquakes, fires, floods and other natural disasters, geopolitical instability, war, terrorist attack, pandemics or other public health emergencies (such as the recent coronavirus outbreak), which can cause uninsured losses, and other factors which are beyond our control.

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

A substantial portion of our revenue is derived from contracts with agencies and departments of state and local governments. During fiscal 2019 and 2018, approximately 28% and 49%, respectively, of our consolidated contract revenue was derived from contracts with government entities.

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

Due to our acquisition of Lime Energy on November 9, 2018, the size of our business has increased significantly. The $120.0 million purchase price represented approximately 85.3% of our total consolidated assets at the time of acquisition. Our future success will depend, in part, upon our ability to manage and integrate this expanded business, which will pose substantial challenges for management, including challenges related to the management and monitoring of additional operations and associated increased costs and complexity. There can be no assurances we will be successful or that we will realize the expected benefits currently anticipated from our acquisition of Lime Energy.

As a result, we anticipate that we will incur significant integration expenses. These transaction expenses and integration costs have been, and will continue to be charged as an expense in the period incurred. The significant transaction expenses and integration costs could materially affect our results of operations in the period in which such charges are recorded. Although we believe that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of Lime Energy’s business, will offset incremental transaction and integration costs over time, this net benefit may not be achieved in the near term, or at all.

We have made and expect to continue to make acquisitions that could disrupt our operations and adversely impact our business, results of operations and financial condition. Our failure to conduct due diligence effectively, or our inability to successfully integrate acquisitions, could impede us from realizing all of the benefits of the acquisitions, which could weaken our results of operations.

A key part of our growth strategy, as shown by our ten acquisitions from 2015 through 2019, is to acquire other companies that complement our lines of business, broaden our technical capabilities and/or expand our geographic presence. We expect to continue to acquire companies as an element of our growth strategy; however, our ability to make acquisitions may be restricted by our inability to incur additional indebtedness and/or make unpermitted acquisitions or investments under our Credit Agreement. Acquisitions involve certain known and unknown risks that could cause our actual growth or operating results to differ from our expectations or the expectations of securities analysts. For example:

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

Our acquired businesses may underperform relative to our expectations.

We may not be able to maintain the levels of growth, revenue, earnings or operating efficiency that we and our acquired businesses have historically achieved or might achieve separately. The business and financial performance of our acquired businesses are subject to certain risks and uncertainties, including, among other things:

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

Because we have recently completed a number of acquisitions, goodwill and other intangible assets represent a substantial portion of our assets. As of December 27, 2019, our goodwill was $127.6 million and other intangible assets were $76.8 million. Under generally accepted accounting principles in the United States, we are required to perform a goodwill impairment test for potential impairment at least on an annual basis. We also assess the recoverability of the unamortized balance of our intangible assets when indications of impairment are present based on expected future profitability and undiscounted expected cash flows and their contribution to our overall operations. The goodwill impairment test requires us to determine the fair value of our reporting units, which are the components at or one level below our reportable segments. In determining fair value, we make significant judgments and estimates, including assumptions about our strategic plans with regard to our operations. We also analyze current economic indicators and market valuations to help determine fair value. To the extent economic conditions that would impact the future operations of our reporting units change, our goodwill may be deemed to be impaired, and we would be required to record a non-cash charge that could result in a material adverse effect on our business, results of operations and financial condition. We had no goodwill impairment in fiscal 2019, fiscal 2018, or fiscal 2017.

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

Under some of our contracts, we rely on the efforts and skills of subcontractors for the performance of some of the tasks. Subcontractor services and other direct costs comprised approximately 55% and 49% of our consolidated contract revenue in fiscal years 2019 and 2018, respectively. Our use of subcontractors has increased in recent years as a result of the increase in the percentage of our revenues derived from the direct installation of energy efficiency measures, including performance contracting and construction management services for more complex projects. The growth in these activities has been derived both from our acquisitions and from organic growth in the form of new and expanded energy efficiency programs that include the direct installation of energy efficiency measures. We expect these activities to continue to grow in 2020 as a percentage of our total revenues. Our Energy segment generally utilizes a higher percentage of subcontractors than Engineering and Consulting segment. The absence of qualified subcontractors with whom we have a satisfactory relationship could adversely affect the quality of our service offerings and therefore, adversely affect our business, results of operations and financial condition.

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

In fiscal year 2019, approximately 19% of our consolidated contract revenue was derived from fixed-price contracts. Under fixed-price contracts, we receive a fixed price irrespective of the actual costs we incur (which protects clients) and, consequently, we are exposed to a number of risks than either time-and-materials and unit-based contracts. We realize a profit on fixed price contracts only if we can control our costs and prevent cost overruns on our contracts. Fixed price contracts require cost and scheduling estimates that are based on a number of assumptions, including those about future economic conditions, costs, and availability of labor, equipment and materials, and other exigencies. We could experience cost overruns if these estimates were initially inaccurate as a result of errors or ambiguities in the contract specifications, or become inaccurate as a result of a change in circumstances following the submission of the estimate due to, among other things, unanticipated technical or equipment problems, difficulties in obtaining permits or approvals, changes in local laws or labor conditions, weather delays, changes in costs of raw materials, or the inability of our vendors or subcontractors to perform their obligations. If cost overruns occur, we could experience reduced profits or, in some cases, a loss for that project. If a project is significant, or if there are one or more common issues that impact multiple projects, costs overruns could increase the unpredictability of our earnings, as well as have a material adverse impact on our business, results of operations and financial condition.

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

Legislation is proposed periodically, particularly in the states of New York and California, that attempts to limit the ability of governmental agencies to contract with private consultants to provide services. Should such changes occur and be upheld, demand for our services may be materially adversely affected. During fiscal year 2019, approximately 90% of our consolidated contract revenue was derived from services rendered to public agencies, including public utilities. While attempts at such legislation have failed in the past, such measures could be adopted in the future.

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

As primarily a professional and technical services company, we are labor‑intensive and, therefore, our ability to attract, retain, and expand our senior management and our professional and technical staff, including management and staff acquired in connection with our business acquisitions, is an important factor in determining our future success. We believe there are only a limited number of available qualified executives in the energy efficiency services industry, and we therefore have encountered, and will likely continue to encounter, intense competition for qualified employees from other companies in the industry. In addition, the market for qualified engineers is competitive and, from time to time, it may be difficult to attract and retain qualified individuals with the required expertise within the timeframe demanded by our clients. Further, we rely heavily upon the expertise and leadership of our senior management. If we are unable to retain executives and other key personnel, the roles and responsibilities of those employees will need to be filled, which may require that we devote time and resources to identify, hire, and integrate new employees. The loss of the services of any of these key personnel could adversely affect our business, results of operations and financial condition. We do not maintain key-man life insurance policies on any of our executive officers or senior managers. Our failure to attract and retain key individuals could impair our ability to provide services to our clients and conduct our business effectively.

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

For example, our Energy segment, which represented approximately 84% and 72% of our consolidated contract revenue for fiscal years 2019 and 2018, respectively, and our Engineering and Consulting segment, which represented approximately 16% and 28% of our consolidated contract revenue for fiscal years 2019 and 2018, respectively, competes with firms such as Ecology & Environment, Inc., Iteris, Inc., NV5 Global, Inc., ICF International, Inc., and Ameresco, Inc. In addition, in certain public finance consulting services, we may compete with large accounting firms. We can offer no assurance that we will be able to compete successfully in the future with these or other competitors.

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

Force majeure or extraordinary events beyond the control of the contracting parties, such as natural and man‑made disasters, as well as terrorist actions, pandemics or other public health emergencies (such as the recent coronavirus outbreak), could negatively impact the economies in which we operate by causing the closure of offices, interrupting projects, and forcing the relocation of employees. We typically remain obligated to perform our services after a terrorist action or natural disaster unless the contract contains a force majeure clause that relieves us of our contractual obligations in such an extraordinary event. If we are not able to react quickly to force majeure, our operations may be affected significantly, which would have a negative impact on our business, results of operations and financial condition.

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

Our safety program is a fundamental element of our overall approach to risk management, and the implementation of the safety program is a significant issue in our dealings with our clients. We maintain an enterprise-wide group of health and safety professionals to help ensure that the services we provide are delivered safely and in accordance with standard work processes. Unsafe job sites and office environments have the potential to increase employee turnover, increase the cost of a project to our clients, expose us to types and levels of risk that are fundamentally unacceptable, and raise our operating costs. The implementation of our safety processes and procedures are monitored by various agencies and rating bureaus and may be evaluated by certain clients in cases in which safety requirements have been established in our contracts. Our failure to meet these requirements or our failure to properly implement and comply with our safety program could result in reduced profitability or the loss of projects or clients or potential litigation and could have a material adverse effect on our business, results of operations and financial condition.

We may be subject to liabilities under environmental laws and regulations. For example, our retrofitting process frequently involves responsibility for the removal and disposal of components containing hazardous materials and at times requires that our contractors or subcontractors work in hazardous conditions, either of which could give rise to a claim against us.

Our services are subject to numerous U.S. and international environmental protection laws and regulations that are complex and stringent.  For example, we must comply with a number of U.S. federal government laws that strictly regulate the handling, removal, treatment, transportation, and disposal of toxic and hazardous substances. Under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended (“CERCLA”), and comparable state laws, we may be required to investigate and remediate regulated hazardous materials.  CERCLA and comparable state laws typically impose strict, joint and several liabilities without regard to whether a company knew of or caused the release of hazardous substances. The liability for the entire cost of clean-up could be imposed upon any responsible party. Other principal U.S. federal environmental, health, and safety laws affecting us include, but are not limited to, the Resource Conversation and Recovery Act, National Environmental Policy Act, the Clean Air Act, the Occupational Safety and Health Act, the Federal Mine Safety and Health Act of 1977 (the “Mine Act”), the Toxic Substances Control Act, and the Superfund Amendments and Reauthorization Act.  Our business operations may also be subject to similar state and international laws relating to environmental protection.  Further, past business practices at companies that we have acquired may also expose us to future unknown environmental liabilities.  Liabilities related to environmental contamination or human exposure to hazardous substances, or a failure to comply with applicable regulations, could result in substantial costs to us, including clean-up costs, fines, civil or criminal sanctions, and third-

party claims for property damage or personal injury or cessation of remediation activities.  Our continuing work in the areas governed by these laws and regulations exposes us to the risk of substantial liability.

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

The price of our common stock is volatile and may fluctuate significantly. For example, during our fiscal year ended December 27, 2019, the closing price of our stock ranged from a high of $40.24 per share to a low of $26.99 per share. We cannot assure you as to the prices at which our common stock will trade or that an active trading market in our common stock will be sustained in the future. In addition to the matters discussed in other risk factors included herein, some of the reasons for fluctuations in our stock price could include:

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our corporate headquarters is located at 2401 East Katella Avenue, Anaheim, California, where we lease approximately 18,000 square feet of office space. In addition, we lease office space in 56 other locations nationwide, principally in California and New York, and also have one office in Canada. In total, our facilities contain approximately 289,000 square feet of office space and are subject to leases that expire through 2027. We rent a small portion of this total space on a month‑to‑month basis. We believe that our existing facilities are adequate to meet current requirements and that suitable additional or substitute space will be available as needed to accommodate any expansion of operations and for additional offices.

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

Stockholders

As of March 5, 2020, there were 151 stockholders of record of our common stock. This number does not include persons who hold our common stock in nominee or “street name” accounts through brokers or banks.

Dividends

We did not declare or pay cash dividends on our common stock in fiscal years 2019 and 2018.

We currently expect to retain all available funds and future earnings, if any, for use in the operation and growth of our business and do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors, subject to compliance with applicable law and any contractual provisions, including under the Credit Agreement and agreements governing any additional indebtedness we may incur in the future, that restrict or limit our ability to pay dividends, and will depend upon, among other factors, our results of operations, financial condition, earnings, capital requirements and other factors that our board of directors deems relevant. Because we are a holding company, our ability to pay dividends depends on our receipt of cash dividends from our operating subsidiaries, which may further restrict our ability to pay dividends as a result of the laws of their jurisdiction of organization, agreements of our subsidiaries or covenants under our existing or future indebtedness.

Performance Graph

The following graph compares the 5-year cumulative total stockholder return of our common stock with the cumulative total return of the Nasdaq Composite and a customized peer group. The customized peer group consists of: Ecology & Environment, Inc., Iteris, Inc., NV5 Global, Inc., ICF International, Inc. and Ameresco, Inc. The peer group investment is weighted by market capitalization as of January 2, 2015 and is adjusted monthly. An investment of $100, with reinvestment of all dividends, is assumed to have been made in our common stock, in the peer group and in the Nasdaq Composite on January 2, 2015, and the relative performance of each is tracked through and including December

27, 2019. The stock price performance shown in the graph is not necessarily indicative of future stock price performance.

Recent Sales of Unregistered Securities

On November 12, 2019, in connection with our acquisition of E3, Inc., we issued 162,088 shares of our common stock to the stockholders of E3, Inc. (the “E3, Inc. Stock Issuance”), as partial consideration for our acquisition of E3, Inc.

The issuance of our common stock in the E3, Inc. Stock Issuance was not registered under the Securities Act. Such shares were issued in a private placement exempt from the registration requirements of the Securities Act, in reliance on the exemptions set forth in Section 4(a)(2) of the Securities Act and Rule 506 under Regulation D for issuances to less than 35 non-accredited investors.

Issuer Repurchases of Equity Securities

During the three months ended December 27, 2019, we repurchased an aggregate of 582 shares of our common stock at an average price of $30.30 per share from employees to satisfy tax withholding obligations incurred in connection with the vesting of restricted stock.

ITEM 6.  SELECTED FINANCIAL DATA

The financial data set forth below should be read in conjunction with our corresponding consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this annual report.

	Fiscal Year
	2019	2018	2017	2016	2015
	(in thousands except per share amounts)
Consolidated Statement of Operations Data:
Contract revenue	$443,099	$272,252	$273,352	$208,941	$135,103
Direct costs of contract revenue (inclusive of directly related depreciation and amortization):
Salaries and wages	64,485	46,588	44,743	39,024	31,880
Subcontractor services and other direct costs	243,641	132,693	151,919	104,236	50,200
Total direct costs of contract revenue	308,126	179,281	196,662	143,260	82,080
General and administrative expenses:
Salaries and wages, payroll taxes, employee benefits	66,303	45,248	36,534	31,084	25,741
Facilities and facility related	8,568	5,600	4,624	4,085	4,246
Stock-based compensation	12,112	6,262	2,774	1,239	777
Depreciation and amortization	15,027	6,060	3,949	3,204	2,072
Other	23,600	17,030	15,105	14,525	12,657
Total general and administrative expenses	125,610	80,200	62,986	54,137	45,493
Income from operations	9,363	12,771	13,704	11,544	7,530
Other (expense) income:
Interest expense	(4,900)	(700)	(111)	(179)	(207)
Other, net	193	90	98	2	18
Total other expense, net	(4,707)	(610)	(13)	(177)	(189)
Income before income tax expense	4,656	12,161	13,691	11,367	7,341
Income tax (benefit) expense	(185)	2,131	1,562	3,068	3,082
Net income	$4,841	$10,030	$12,129	$8,299	$4,259
Earnings per common share:
Basic	$0.43	$1.08	$1.42	$1.01	$0.54
Diluted	$0.41	$1.03	$1.32	$0.97	$0.52
Weighted average common shares outstanding:
Basic	11,162	9,264	8,541	8,219	7,834
Diluted	11,766	9,763	9,155	8,565	8,113
Other Operating Data (unaudited):
Adjusted EBITDA (1)	$37,716	$25,422	$21,814	$16,428	$10,944
Employee headcount at period end (2)	1,451	1,202	882	831	688

	Fiscal Year Ended
	December 27,	December 28,	December 29,	January 1,	January 2,
	2019	2018	2017	2017	2016
Consolidated Balance Sheet Data:
Cash and cash equivalents	$5,452	$15,259	$14,424	$22,668	$16,487
Working capital	43,495	44,784	26,832	24,189	22,499
Total assets	439,913	301,836	138,172	108,347	72,345
Total indebtedness (3)	130,917	72,255	3,332	6,590	5,823
Total stockholders’ equity	167,278	144,289	70,652	49,918	37,616

(1)

Adjusted EBITDA, a non-GAAP measure, is a supplemental measure used by our management to measure our operating performance. We define Adjusted EBITDA as net income plus interest expense, income tax expense

(benefit), stock-based compensation, interest accretion, depreciation and amortization, transaction costs, and less gain on sale of equipment. Adjusted EBITDA is not a measure of net income determined in accordance with U.S. generally accepted accounting principles (“GAAP”). We believe Adjusted EBITDA is useful because it allows our management to evaluate our operating performance and compare the results of our operations from period to period and against our peers without regard to our financing methods, capital structure and non-operating expenses. We use Adjusted EBITDA to evaluate our performance for, among other things, budgeting, forecasting and incentive compensation purposes. Adjusted EBITDA has limitations as an analytical tool and should not be considered as an alternative to, or more meaningful than, net income as determined in accordance with GAAP. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s costs of capital, as well as the historical costs of depreciable assets. Our definition of Adjusted EBITDA may also differ from those of many companies reporting similarly named measures.

The following is a reconciliation of net income to Adjusted EBITDA:

	Fiscal Year
	2019	2018	2017	2016	2015
	(in thousands)
Net income	$4,841	$10,030	$12,129	$8,299	$4,259
Interest expense	4,900	700	111	179	207
Income tax expense (benefit)	(185)	2,131	1,562	3,068	3,082
Stock-based compensation	12,112	6,262	2,774	1,239	777
Interest accretion (a)	(302)	(1,425)	1,156	439	547
Depreciation and amortization	15,472	6,211	4,082	3,204	2,072
Transaction costs (b)	886	1,527	178	59	293
Gain on sale of equipment	(8)	(14)	—	—	—
Adjusted EBITDA	$37,716	$25,422	$21,992	$16,487	$11,237

(a)

Interest accretion represents the imputed interest on the earn-out payments to be paid by us in connection with the acquisitions of Abacus and substantially all of the assets of 360 Energy in January 2015, the acquisition of Integral Analytics, Inc. in July 2017, the acquisition of Newcomb Anderson McCormick, Inc. (“NAM”) in April 2018, and the acquisition of Energy and Environmental Economics, Inc. (“E3, Inc.”) in October 2019. Interest accretion is included in other expenses.

(b)	Transaction costs for fiscal year 2019 represented costs associated with our acquisitions of The Weidt Group, Onsite Energy, and E3, Inc. and related financings.
(2)	Includes full-time and part-time employees.
(3)

Total indebtedness includes notes payable outstanding under our Term Loan Facility and notes payable that we issued to the sellers of Abacus and the sellers of substantially all of the assets of 360 Energy in connection with our acquisitions of each in January 2015. We had $95.0 million outstanding under our Term A Loan, $30.0 million outstanding under our Delayed Draw Term Loan Facility, and $5.0 million outstanding under our Revolving Credit Facility as of December 27, 2019. Total indebtedness does not include the earn-out payments owed in connection with our acquisitions of Abacus, Economists.com, LLC (“Economists LLC”), Integral Analytics, NAM, substantially all of the assets of 360 Energy, and E3, Inc. For more information on our indebtedness, see Part II, Item 8, Debt, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Company

We are a provider of professional, technical and consulting services to utilities, private industry, and public agencies at all levels of government. As resources and infrastructures undergo continuous change, we help organizations and their communities evolve and thrive by providing a wide range of technical services for energy solutions and government infrastructure. Through engineering, program management, policy advisory, and software and data management, we design and deliver trusted, comprehensive, innovative, and proven solutions to improve efficiency, resiliency, and sustainability in energy and infrastructure to our clients.

Our broad portfolio of services operates within two reporting segments: (1) Energy and (2) Engineering and Consulting. The interfaces and synergies between these segments are important elements of our strategy to design and deliver trusted, comprehensive, innovative, and proven solutions for our customers.

Our Energy segment provides specialized, innovative, comprehensive energy solutions to businesses, utilities, state agencies, municipalities, and non‑profit organizations in the U.S. Our experienced engineers, consultants, and staff help our clients realize cost and energy savings by tailoring efficient and cost‑effective solutions to assist in optimizing energy spend. Our energy efficiency services include comprehensive audit and surveys, program design, master planning, demand reduction, grid optimization, benchmarking analyses, design engineering, construction management, performance contracting, installation, alternative financing, measurement and verification services, and advances in software and data analytics.

Our Engineering and Consulting segment provides civil engineering‑related construction management, building and safety, city engineering, city planning, geotechnical, material testing and other engineering consulting services to our clients. Our engineering services include rail, port, water, mining and other civil engineering projects. We also provide economic and financial consulting to public agencies along with national preparedness and interoperability services, communications, and technology solutions. Lastly, we supplement the engineering services that we offer our clients by offering expertise and support for the various financing techniques public agencies utilize to finance their operations and infrastructure. We also support the mandated reporting and other requirements associated with these financings. We do not provide underwriting or financial advisory services for municipal securities.

Key Developments

On March 8, 2019, we acquired substantially all of the assets of the energy practice division of The Weidt Group Inc. (“The Weidt Group”). The Weidt Group works with utilities to make available to the utilities’ customers accessible strategies for building lifelong energy performance through analysis, benchmarking, verification and software development. We believe the acquisition will expand our presence in the upper Midwest of the U.S. and better position us to help utilities make their grids more resilient. The aggregate purchase price for The Weidt Group was $22.1 million, inclusive of working capital adjustments, consisting of $8.1 million funded from cash on hand and $14.0 million funded from our credit facilities.

On July 2, 2019, we acquired substantially all of the assets and liabilities of Onsite Energy Corporation (“Onsite Energy”). Onsite Energy is an energy efficiency services and project implementation firm that specializes in energy upgrades and commissioning for industrial facilities. We believe the acquisition will expand our presence in the California-based industrial energy management services. The aggregate purchase price for Onsite Energy was a maximum of $26.4 million, subject to certain holdback and working capital adjustments, consisting of $8.4 million funded from cash on hand and $18.0 million funded from our credit facilities.

On October 28, 2019, we acquired all of the capital stock of Energy and Environmental Economics, Inc. (“E3, Inc.”). E3, Inc. is an energy consulting firm that helps utilities, regulators, policy makers, developers, and investors make strategic decisions as they implement new public policies, respond to technological advances, and address customers’ shifting expectations in clean energy. We believe the acquisition will expand our portfolio of services in the energy consulting marketplace. The aggregate purchase price for E3, Inc. is a maximum of $44.0 million, subject to certain holdbacks and capital adjustments, consisting of $27.0 million paid in cash using funds from our credit facilities, $5.0 million resulting from the issuance of 162,088 shares of the Company’s common stock, and (iii) up to $12.0 million to be paid in cash if E3, Inc. exceeds certain financial targets during the three years after the closing of the acquisition of E3, Inc.

In connection with our acquisition of E3, Inc., we expanded our operations into Canada. Revenue from our Canadian operations were not material for fiscal year 2019. For additional information on our acquisitions, see Part II, Item 8, Note 13, Business Combinations, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Results of Operations

Summary Comparison of 2019, 2018, and 2017

The following table sets forth, for the periods indicated, certain information derived from our consolidated statements of comprehensive income(1):

	Fiscal Year
	2019		2018		2017
	(in thousands, except percentages)
Contract revenue (2)	$443,099	100.0%	$272,252	100.0%	$273,352	100.0%

Direct costs of contract revenue (inclusive of directly related depreciation and amortization):
Salaries and wages	64,485	14.6	46,588	17.1	44,743	16.4
Subcontractor services and other direct costs	243,641	55.0	132,693	48.7	151,919	55.6
Total direct costs of contract revenue	308,126	69.5	179,281	65.9	196,662	71.9

General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	66,303	15.0	45,248	16.6	36,534	13.4
Facilities and facility related	8,568	1.9	5,600	2.1	4,624	1.7
Stock-based compensation	12,112	2.7	6,262	2.3	2,774	1.0
Depreciation and amortization	15,027	3.4	6,060	2.2	3,949	1.4
Other	23,600	5.3	17,030	6.3	15,105	5.5
Total general and administrative expenses	125,610	28.3	80,200	29.5	62,986	23.0
Income from operations	9,363	2.1	12,771	4.7	13,704	5.0

Other income (expense):
Interest expense, net	(4,900)	(1.1)	(700)	(0.3)	(111)	(0.0)
Other, net	193	0.0	90	0.0	98	0.0
Total other expense, net	(4,707)	(1.1)	(610)	(0.2)	(13)	(0.0)
Income before income taxes	4,656	1.1	12,161	4.5	13,691	5.0

Income tax (benefit) expense	(185)	(0.0)	2,131	0.8	1,562	0.6
Net income	$4,841	1.1%	$10,030	3.7%	$12,129	4.4%

(1)	Percentages are expressed as a percentage of contract revenue and may not total due to rounding.
(2)

Revenue for 2019 and 2018 is presented in accordance with Accounting Standards Codification (“ASC”) 606. Revenue for 2017 is presented in accordance with ASC 605. For information related to our transition from ASC 605 to ASC 606, see Part II, Item 8, Note 1, Organization and Basis of Presentation, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

The following tables provides information about disaggregated revenue of the Company’s two segments Energy and Engineering and Consulting by contract type, client type and geographical region(1)(2)(3):

	2019
	Energy		Engineering and Consulting		Total
	(in thousands, except percentages)
Contract Type
Time-and-materials	$18,625	5.0%	$54,560	75.4%	$73,185	16.5%
Unit-based	272,978	73.6%	14,391	19.9%	287,369	64.9%
Fixed price	79,112	21.3%	3,433	4.7%	82,545	18.6%
Total	$370,715	100.0%	$72,384	100.0%	$443,099	100.0%

Client Type
Commercial	$39,311	10.6%	$4,895	6.8%	$44,206	10.0%
Government	57,020	15.4%	67,049	92.6%	124,069	28.0%
Utilities	274,384	74.0%	440	0.6%	274,824	62.0%
Total	$370,715	100.0%	$72,384	100.0%	$443,099	100.0%

Geography
Domestic	$370,715	83.7%	$72,384	16.3%	$443,099	100.0%

	2018
	Energy		Engineering and Consulting		Total
	(in thousands, except percentages)
Contract Type
Time-and-materials	$13,790	7.0%	$59,744	79.2%	$73,534	27.0%
Unit-based	113,749	57.8%	13,300	17.6%	127,049	46.7%
Fixed price	69,294	35.2%	2,375	3.1%	71,669	26.3%
Total	$196,833	100.0%	$75,419	100.0%	$272,252	100.0%

Client Type
Commercial	$20,715	10.5%	$4,882	6.5%	$25,597	9.4%
Government	62,897	32.0%	70,091	92.9%	132,988	48.8%
Utilities	113,221	57.5%	446	0.6%	113,667	41.8%
Total	$196,833	100.0%	$75,419	100.0%	$272,252	100.0%

Geography
Domestic	$196,833	72.3%	$75,419	27.7%	$272,252	100.0%

(1)

Revenue for 2019 and 2018 is presented in accordance with Accounting Standards Codification (“ASC”) 606. For information related to our transition from ASC 605 to ASC 606, see Part II, Item 8, Note 1, Organization and Basis of Presentation, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

(2)	We adopted ASC 606 utilizing a modified retrospective approach in accordance with ASU 2016-10. As such, fiscal year 2017 comparative information is not presented.
(3)	Revenue from our Canadian operations were not material for fiscal year 2019. For fiscal year 2018 and 2017, we did not have any foreign revenues.

Fiscal Year 2019 Compared to Fiscal Year 2018

Contract revenue.  Consolidated contract revenue increased $170.8 million, or 62.4%, in fiscal year 2019 compared to fiscal year 2018, primarily as a result of a full year of contract revenue related to our acquisition of Lime Energy Co. (“Lime Energy”) in October 1, 2018, compared to a partial year of such revenues in the prior year, and increases in contract revenue related to our acquisitions of E3, Inc., Onsite Energy, and the Weidt Group during fiscal year 2019. This increase was partially offset by a decrease in contract revenue in the Engineering and Consulting segment due to normal fluctuations in the level of services provided.

Contract revenue in our Energy segment increased $173.9 million, or 88.0%, in fiscal year 2019 compared to fiscal year 2018. Contract revenue in our Engineering and Consulting segment decreased $3.0 million, or 4.0%, in fiscal year 2019 compared to fiscal year 2018. Contract revenue for the Energy segment increased as a result of the reasons mentioned above as Lime Energy, E3 Inc., Onsite Energy, and the Weidt Group are included in our Energy segment. Contract revenue for the Engineering and Consulting segment decreased primarily as a result of lower subcontracted revenue during fiscal year 2019.

Direct costs of contract revenue.  Direct costs of consolidated contract revenue increased $128.8 million, or 71.4%, in fiscal year 2019 compared to fiscal year 2018, primarily as a result of a full year of direct costs of contract revenue related to Lime Energy, compared to a partial year of such costs in the prior year, and an increase in direct costs of contract revenues related to our acquisitions of E3, Inc., Onsite Energy, and the Weidt Group during fiscal year 2019.

Direct cost of contract revenue in our Energy segment increased $129.4 million, or 94.7%, to $266.0 million for fiscal year 2019 from $136.6 million for fiscal year 2018 as a result of the acquisitions in the Energy segment mentioned above which collectively contributed $132.3 million in direct costs of contract revenue in fiscal year 2019. Direct costs of contract revenue for the Engineering and Consulting segment decreased $1.3 million, or 3.0%, to $41.4 million for fiscal year 2019 from $42.7 million for fiscal year 2018 in conjunction with the decrease in revenue in this segment.

Subcontractor services and other direct costs increased by $110.2 million and salaries and wages increased by $17.9 million compared to the prior year. Within direct costs of contract revenue, salaries and wages decreased to 14.6% of contract revenue for fiscal year 2019 from 17.1% for fiscal year 2018. Subcontractor services and other direct costs increased to 55.0% of contract revenue for fiscal year 2019 from 48.7% of contract revenue for fiscal year 2018. Salaries and wages within direct costs of contract revenue decreased as a percentage of contract revenue and subcontractor services increased as a percentage of contract revenue, primarily as a result of increased mix of revenues derived from the Lime acquisition which contain a higher percentage of material costs and installation subcontracting and a lower percentage of labor costs compared to the previous year.

General and administrative expenses.  General and administrative (“G&A”) expenses increased by $45.4 million, or 56.6%, to $125.6 million for fiscal year 2019 from $80.2 million for fiscal year 2018. The increase in G&A expenses consisted of an increase of $43.3 million in the Energy segment and an increase of $2.4 million in the unallocated corporate expenses, partially offset by a decrease of $3.0 million in the Engineering and Consulting segment. The increase in G&A expenses in the Energy segment was primarily attributed of a full year of G&A expenses related to our acquisition of Lime Energy, compared to a partial year of such expenses in the prior year, and an increase in G&A expenses related to our acquisitions of E3, Inc., Onsite Energy, and The Weidt Group during fiscal year 2019, which collectively contributed $40.9 million in G&A expenses in fiscal year 2019. The increase in our unallocated corporate expenses is primarily attributable to increased acquisition-related costs related to E3, Inc., Onsite Energy, and the Weidt Group. The decrease in G&A expenses in the Engineering and Consulting segment was primarily attributed to lower contract revenues in that segment as described above.

Of the $42.7 million increase in G&A expenses, $18.3 million resulted from an increase in salaries and wages, payroll taxes and employee benefits, $5.9 million resulted from an increase in stock-based compensation, $9.0 million resulted from an increase in depreciation and amortization, $6.7 million resulted from an increase in other general and administrative expenses and $3.0 million resulted from an increase in facilities and facility related expenses. The increase in salaries and wages, payroll taxes and employee benefits was primarily attributable to the addition of employees from the acquisitions of Lime Energy, The Weidt Group, Onsite Energy, and E3, Inc. The increase in facilities and facility related expenses was primarily due to the addition of offices in connection with our fiscal year 2019 acquisitions. The increase in stock-based compensation expenses was primarily related to an increase in stock grants to current employees and executives. The increase in depreciation and amortization was primarily due to an increase in amortization of intangible assets derived from the acquisitions of Lime Energy, The Weidt Group, Onsite Energy, and

E3, Inc. The increase in other general and administrative expenses was primarily due to acquisition costs related to the acquisition of the Weidt Group, Onsite Energy, and E3, Inc.

Income from operations.  Our operating income decreased by $0.8 million, or 6.3% as a result of the factors noted above. As a percentage of contract revenue, operating income decreased to 2.7% in fiscal year 2019 compared to 4.7% in fiscal year 2018. This decrease was primarily attributable to higher direct costs of contract revenue, as a percentage of revenue, partially offset by lower G&A expenses, as a percentage of contract revenue.

Total other expense, net.  Total other expense, net, increased to $4.7 million for fiscal year 2019 as compared $610,000 for fiscal year 2018. This increase in total other expense, net is primarily the result of higher interest expense during fiscal year 2019 as a result of borrowings under our credit facilities related to our acquisitions of Lime Energy, the Weidt Group, Onsite Energy, and E3, Inc.

Income tax (benefit) expense.  We recorded an income tax benefit of $0.2 million for fiscal year 2019, as compared to $2.1 million expense for fiscal year 2018. The effective tax rate for fiscal year 2019 was (4.0)%, as compared to 17.5% for fiscal year 2018. The decrease in the year-over-year effective tax rate for fiscal year 2019 and the difference between the tax expense recorded and the expense that would be recorded by applying the federal statutory rate was primarily attributable to increased deductions for stock options, increased research and development credits, and the impact of the energy efficient commercial building deductions recognized in 2019.

Net income.  As a result of the above factors, our net income was $4.8 million for fiscal year 2019, as compared to net income of $10.0 million for fiscal year 2018.

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

Total other expense, net.  Total other expense, net, increased to $610,000 for fiscal year 2018 as compared $13,000 for fiscal year 2017.  This increase in total other expense, net is primarily the result of higher interest expense during fiscal year 2018, due to borrowing of $70.0 million under our prior delayed draw term loan facility for the acquisition of Lime Energy.

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

On December 22, 2017, the Tax Act was enacted into law, which, among other items, lowered the U.S. corporate tax rate from 35% to 21%, effective January 1, 2018. As a result of the Tax Act, we recorded a one-time decrease in deferred tax expense of $1.3 million for the fiscal quarter ended December 29, 2017 to account for the remeasurement of our deferred tax assets and liabilities on the enactment date. For further discussion of our income tax provision, see Part II, Item 8, Note 11, Income Taxes, of the notes to our consolidated financial statements included in this Annual report on Form 10-K.

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

Liquidity and Capital Resources

	Fiscal Year
	2019	2018	2017
	(in thousands)
Net Cash Provided by (used in):
Operating activities	$11,621	$7,568	$11,069
Investing activities	(78,348)	(126,390)	(16,781)
Financing activities	56,920	119,657	(2,532)
Net increase (decrease) in cash and cash equivalents	$(9,807)	$835	$(8,244)

As of December 29, 2019, we had $5.5 million of cash and cash equivalents. Our cash decreased by $9.8 million since December 28, 2018. We generated cash flow from operations of $11.6 million during fiscal year 2019, partially offset by net cash used for acquisitions and capital expenditures. Our primary source of liquidity is cash generated from operations. In addition, as of December 27, 2019, we had a $100 million Term A Loan with $95.0 million outstanding, a $50.0 million Revolving Credit Facility with $5.0 million outstanding and $2.7 million in letters of credit issued, and a $50.0 million Delayed Draw Term Loan with $30.0 million outstanding, each scheduled to mature on June 26, 2024. We believe that our cash and cash equivalents on hand, cash generated by operating activities and available borrowings under our revolving credit facility will be sufficient to finance our operating activities for at least the next 12 months.

Cash Flows from Operating Activities

Cash flows provided by operating activities were $11.6 million for fiscal year 2019, as compared to $7.6 million and $11.1 million for fiscal years 2018 and 2017, respectively. Cash flow from operating activities primarily consists of net income, adjusted for non-cash charges, such as depreciation and amortization and stock-based compensation, plus or minus changes in operating assets and liabilities. The net cash provided by changes in operating assets and liabilities in 2019 reflects changes as a result of our fiscal year 2019 acquisitions, combined with a decrease in accounts receivable and an increase in accrued liabilities, partially offset by an increase in contract assets. Cash flows provided by operating activities for fiscal year 2018 resulted primarily from our net income, as adjusted for non-cash activity such as depreciation and amortization and stock-based compensation and collections of accounts receivable, partially offset by increases in contract assets combined with decreases in accrued liabilities and accounts payable. Cash flows provided by operating activities for fiscal year 2017 resulted primarily from our net income and increases in accrued liabilities and accounts payable, partially offset by increases in accounts receivable.

Cash Flows used in Investing Activities

Cash flows used in investing activities were $78.3 million for fiscal year 2019, as compared to $126.4 million and $16.8 million for fiscal years 2018 and 2017, respectively. Cash flows used in investing activities for fiscal year 2019 were primarily due to cash paid for the acquisitions of The Weidt Group, Onsite Energy, and E3, Inc. Cash flows used in investing activities for fiscal year 2018 were primarily due to cash paid for the acquisition of Lime Energy. Cash flows used in investing activities for fiscal year 2017 were primarily due to cash paid for the acquisition of Integral Analytics and the purchase of equipment and leasehold improvements.

Cash Flows from Financing Activities

Cash flows provided by financing activities were $56.9 million for fiscal year 2019, as compared to cash flows used in financing activities of $119.7 million for fiscal year 2018 and $2.5 million for fiscal year 2017. Cash flows provided by financing activities for fiscal year 2019 were primarily attributable to borrowings under our credit facilities related to our acquisitions of The Weidt Group, Onsite Energy, and E3, Inc. Cash flows provided by financing activities for fiscal year 2018 were primarily attributable to borrowings under our Delayed Draw Term Loan Facility and the net proceeds from our equity offering, each related to our acquisition of Lime Energy. Cash flows used in financing activities for fiscal year 2017 were primarily attributable to payments on notes payable and payments on contingent consideration related to our previous acquisitions, which were partially offset by proceeds from stock option exercises and borrowings under our line of credit.

Off‑Balance Sheet Arrangements

Other than operating lease commitments, we do not have any off‑balance sheet financing arrangements or liabilities. In addition, our policy is not to enter into futures or forward contracts. Finally, we do not have any majority‑owned subsidiaries or any interests in, or relationships with, any special‑purpose entities that are not included in the consolidated financial statements. We have, however, an administrative services agreement with Genesys in which we provide Genesys with ongoing administrative, operational and other non-professional support services. We manage Genesys and have the power to direct the activities that most significantly impact Genesys’ performance, in addition to being obligated to absorb expected losses from Genesys. Accordingly, we are the primary beneficiary of Genesys and consolidate Genesys as a variable interest entity.

Short and Long-term Liquidity

Contractual Obligations

The following table sets forth our known  as of December 27, 2019:

		Less than			More than
Contractual Obligations	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
	( in thousands)
Long term debt (1)	$131,060	$13,720	$70,674	$46,666	$—
Interest payments on debt outstanding (2)	16,553	4,529	7,600	4,424	—
Operating leases	27,443	6,418	10,571	5,923	4,530
Finance leases	589	394	195	—	—
Total contractual cash obligations	$175,645	$25,061	$89,040	$57,013	$4,530

(1)

Long‑term debt includes $95.0 million outstanding on our Term A Loan, $5.0 million outstanding on our Revolving Credit Facility and $30.0 million outstanding on our Delayed Draw Term Loan as of December 27, 2019. We have assumed no future borrowings or repayments (other than at maturity) for purposes of this table.

(2)

Borrowings under our Delayed Draw Term Loan bear interest at a variable rate. Future interest payments on our Delayed Draw Term Loan Facility are estimated using floating rates in effect as of December 27, 2019.

We are obligated to pay earn-out payments in connection with our acquisitions of E3, Inc. and Integral Analytics. We are obligated to pay up to (i) $12.0 million in cash if E3, Inc. exceeds certain financial targets during the three years after the E3, Inc. closing date, and (ii) $12.0 million in cash based on future work obtained from the business of Integral Analytics during the four years after the closing of the acquisition, payable in installments, if certain financial targets are met during the four years. As of December 27, 2019, we had contingent consideration payable of $10.0 million related to these acquisitions. For fiscal 2019, our statement of operations includes $1.0 million of accretion (excluding fair value adjustments) related to the contingent consideration.

Outstanding Indebtedness

See part II, Item 8, Note 5, “Debt Obligations”, of the Notes to consolidated financial statements included in this Annual Report on Form 10-K for information regarding our indebtedness, including information about new borrowings and repayments, principal repayment terms, interest rates, covenants, and other key terms of our outstanding indebtedness.

Insurance Premiums

We have also financed, from time to time, insurance premiums by entering into unsecured notes payable with insurance companies. See part II, Item 8, Note 5, “Debt Obligations”, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for information regarding our financing arrangements related to our insurance premiums including principal repayment terms, interest rates, and other related key terms.

Interest Rate Swap

We have entered into an interest rate swap agreement to moderate our exposure to fluctuations in interest rates underlying our variable rate debt. For more information, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, and Note 4, “Derivatives”, to the Notes of Consolidated Financial Statements included in this Annual Report on Form 10-K.

Impact of Inflation

Due to the average duration of our projects and our ability to negotiate prices as contracts end and new contracts begin, we believe our operations have not been, and, in the foreseeable future, are not expected to be, materially impacted by inflation.

Components of Revenue and Expense

Contract Revenue

We generally provide our services under contracts, purchase orders or retainer letters. The agreements we enter into with our clients typically incorporate one of three principal types of pricing provisions: time-and-materials, unit-based, and fixed price. Revenue on our time-and-materials and unit-based contracts are recognized as the work is performed in accordance with specific terms of the contract. As of December 27, 2019, approximately 17% of our contracts are time-and-materials contracts and approximately 65% of our contracts are unit-based contracts, compared to approximately 27% for time-and-materials contracts and approximately 47% for unit-based contracts as of December 28, 2018. Such change was attributed to the acquisition of Lime Energy in 2018 which significantly increased the percentage of revenue derived from unit-based contracts.

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

General and Administrative Expenses

G&A expenses include the costs of the marketing and support staffs, other marketing expenses, management and administrative personnel costs, payroll taxes, bonuses and employee benefits for all of our employees and the portion of salaries and wages not allocated to direct costs of contract revenue for those employees who provide our services. G&A expenses also include facility costs, depreciation and amortization, professional services, legal and accounting fees and administrative operating costs. Within G&A expenses, “Other” includes expenses such as professional services, legal and accounting, computer costs, travel and entertainment, marketing costs and acquisition costs. We expense general and administrative costs when incurred.

Critical Accounting Policies

This discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”). To prepare these financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses in the reporting period. Our actual results may differ from these estimates. We have provided a summary of our significant accounting policies in Part II, Item 8, Note 1, Organization and Operations of the Company, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. We describe below those accounting policies that require material subjective or complex judgments and that have the most significant impact on our financial condition and results of operations. Our management evaluates these estimates on an ongoing basis, based upon information currently available and on various assumptions management believes are reasonable as of the date of this report.

Contract Assets and Liabilities

Billing practices are governed by the contract terms of each project based upon costs incurred, achievement of milestones or pre-agreed schedules. Billings in any given fiscal period do not necessarily correlate with revenue recognized for that period. Contract assets include unbilled amounts typically resulting from revenue under contracts where the percentage-of-completion method of revenue recognition is utilized and revenue recognized exceeds the amount billed to the customer and right to repayment is not unconditional. Contract assets also include retainage amounts withheld from billings to our clients pursuant to provisions in our contracts and other revenues earned but not billed in the current period. Contract liabilities consist of advance payments and billings in excess of revenue recognized and deferred revenue.

Contract Accounting

We enter into contracts with our clients that contain various types of pricing provisions, including fixed price, time-and-materials, and unit-based provisions. We recognize revenues in accordance with ASU 2014-09, Revenue from Contracts with Customer, codified as ASC Topic 606 and the related amendments (collectively, “ASC 606”). As such, we identify a contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to each performance obligation in the contract and recognize revenue when (or as) we satisfy a performance obligation.

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

Due to the nature of the work required to be performed on many of our performance obligations, the estimation of total revenue and cost at completion is complex, subject to many variables and requires significant judgment. As a significant change in one or more of these estimates could affect the profitability of our contracts, we review and update our contract-related estimates regularly through a company-wide disciplined project review process in which management reviews the progress and execution of our performance obligations and the estimate at completion (“EAC”). As part of this process, management reviews information including, but not limited to, any outstanding key contract matters, progress towards completion and the related program schedule and the related changes in estimates of revenues and costs. Management must make assumptions and estimates regarding labor productivity and availability, the complexity of the work to be performed, the cost and availability of materials, the performance of subcontractors, and the availability and timing of funding from the customer, among other variables.

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

In addition to the above, we derive revenue from software licenses and professional services and maintenance fees. In accordance with ASC 606, we perform an assessment of each contract to identify the performance obligations, determine the overall transaction price for the contract, allocate the transaction price to the performance obligations, and recognize the revenue when the performance obligations are satisfied.

We utilize the residual approach by which we estimate the standalone selling price by reference to the total transaction price less the sum of the observable standalone selling prices of other goods or services promised in the contract. The software license revenue is typically recognized at a point in time when control is transferred to the client, which is defined as the point in time when the client can use and benefit from the license. The software license is delivered before related services are provided and is functional without services, updates, or technical support. Related professional services include training and support services in which the standalone selling price is determined based on an input measure of hours incurred to total estimated hours and is recognized over time, usually which is the life of the contract.

For further information on the types of contracts under which we perform our services, see Part II, Item 8, Note 1, Organization and Operations of the Company, of the Notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 27, 2019.

Goodwill

We test our goodwill at least annually for possible impairment. We complete our annual testing of goodwill as of the last day of the first month of our fourth fiscal quarter each year to determine whether there is impairment. In addition to our annual test, we regularly evaluate whether events and circumstances have occurred that may indicate a potential impairment of goodwill. We did not recognize any goodwill impairment charges in fiscal years 2019, 2018, or 2017. We had goodwill of approximately $127.6 million and $97.7 million, as of December 27, 2019 and December 28, 2018, respectively, which primarily relates to our acquisitions.

We test our goodwill for impairment at the level of our reporting units, which are components of our operating segments. In January 2017, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) Update No. 2017‑04 (“ASU 2017‑04”), Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This accounting guidance eliminates the requirement to compare the implied fair value of reporting unit goodwill with the carrying amount of that goodwill (commonly referred to as Step 2) from the goodwill impairment test.  The new standard does not change how a goodwill impairment is identified. We will continue to perform our quantitative and qualitative goodwill impairment test by comparing the fair value of each reporting unit to its carrying amount, but if we are required to recognize a goodwill impairment charge, under the new standard the amount of the charge will be calculated by subtracting the reporting unit’s fair value from its carrying amount. Under the prior standard, if we were required to recognize a goodwill impairment charge, Step 2 required us to calculate the implied value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination and the amount of the charge was calculated by subtracting the reporting unit’s implied fair value of goodwill from its actual goodwill balance.

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

As of December 27, 2019, we had not yet completed our final estimate of fair value of the assets acquired and liabilities assumed relating to the acquisitions of The Weidt Group, Onsite Energy, and E3, Inc. due to the timing of the transactions and lack of complete information necessary to finalize such estimates of fair value. Accordingly, we have preliminarily estimated the fair values of the assets acquired and the liabilities assumed and will finalize such fair value estimates within twelve months of the acquisition date. For further discussion of our acquisitions, see Part II, Item 8,

Note 13, “Business Combinations” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the financial reporting basis and tax basis of our assets and liabilities, subject to a judgmental assessment of the recoverability of deferred tax assets. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded when it is more-likely-than-not that some of the deferred tax assets may not be realized. Significant judgment is applied when assessing the need for valuation allowances. Areas of estimation include our consideration of future taxable income and ongoing prudent and feasible tax planning strategies. Should a change in circumstances lead to a change in judgment about the utilization of deferred tax assets in future years, we would adjust the related valuation allowances in the period that the change in circumstances occurs, along with a corresponding increase or charge to income. On December 22, 2017, the Tax Act was enacted into law, which, among other items, lowered the U.S. corporate tax rate from 35% to 21%, effective January 1, 2018. As a result of the Tax Act, we recorded a one-time decrease in deferred tax expense of $1.3 million for the fiscal quarter ended December 29, 2017 to account for the remeasurement of our deferred tax assets and liabilities on the enactment date. As of December 28, 2018, our accounting for the Tax Act was complete. An adjustment of $0.2 million additional deferred tax expense was recorded due to the corporate tax rate change impact on adjustments to temporary differences that were estimated at the time of the tax provision and finalized for the tax return.

During each fiscal year, management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize existing deferred tax assets. For fiscal years 2019 and 2018, we ultimately determined that it was more-likely-than-not that the entire California net operating loss will not be utilized prior to expiration.  Significant pieces of objective evidence evaluated included our history of utilization of California net operating losses in prior years for each of our subsidiaries, as well as our forecasted amount of net operating loss utilization for certain members of the combined group.  As a result, at the end of fiscal years 2019 and 2018, we recorded a valuation allowance in the amount of $86,000, for each year, related to California net operating losses.

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

We recognize the tax benefit from uncertain tax positions if it is more-likely-than-not that the tax positions will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefit is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. We recognize interest and penalties related to unrecognized tax benefits in income tax expense. As of December 27, 2019, we recorded a liability of $142,000 for uncertain tax positions related to miscellaneous tax deductions taken in open tax years, all of which, if recognized, would affect our effective tax rate. The decrease of $282,000 from fiscal year 2018 is primarily related to the expiration of uncertain tax positions. Approximately $0.1 million of interest and penalties have been recorded related to unrecognized tax benefits as of December 27, 2019.

During the three months ended December 27, 2019, the Internal Revenue Service continued its audit of our tax return for the fiscal year ended December 30, 2016.  We have not determined the impact of this examination due to the audit process having not been completed.

Recent Accounting Standards

For a description of recently issued and adopted accounting pronouncements, including adoption dates and expected effects on our results of operations and financial condition, see Part II, Item 8, Note 2, “Recent Accounting Pronouncements”, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

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

As of December 27, 2019, we had cash and cash equivalents of $5.5 million. This amount represents cash on hand in business checking accounts with BMO.

We do not engage in trading activities and do not participate in foreign currency transactions.

We are subject to interest rate risk in connection with our Term A Loan and borrowings, if any, under our revolving credit facility and delayed draw term loan, each of which bears interest at variable rates. As of December 27, 2019, $95.0 million was outstanding under our Term A loan, $30.0 million was outstanding under our delayed draw term loan, $5.0 million was outstanding and $2.7 million in letters of credit were issued under the revolving credit facility. Each of our Term A loan, revolving credit facility and delayed draw term loan mature as of June 26, 2024 and are governed by our credit agreement. Borrowings under the credit agreement bear interest at a rate equal to either, at our option, (i) the highest of the prime rate, the Federal Funds Rate plus 0.5% or one-month LIBOR plus 1.00% (the “Base Rate”) or (ii) LIBOR, in each case plus an applicable margin ranging from 0.125% to 1.00% with respect to Base Rate borrowings and 1.125% to 2.00% with respect to LIBOR borrowings. The applicable margin is based upon our consolidated total leverage ratio. We are also required to pay a commitment fee for the unused portion of the revolving credit Facility and the delayed draw term loan, which ranges from 0.15% to 0.35% per annum depending on our consolidated total leverage ratio, and fees on the face amount of any letters of credit outstanding under the revolving credit facility, which range from 0.84% to 2.00% per annum, in each case, depending on whether such letter of credit is a performance or financial letter of credit and our consolidated total leverage ratio.

The Term A loan amortizes quarterly in installments of $2.5 million beginning with the fiscal quarter ending September 27, 2019, with a final payment of all then remaining principal and interest due on the maturity date of June 26, 2024. Each borrowing under our delayed draw term loan will amortize quarterly in an amount equal to 2.5% of the aggregate outstanding borrowings under the delayed draw term loan, beginning with the first full fiscal quarter ending after the initial borrowing date, with a final payment of all then remaining principal and interest due on the maturity date of June 26, 2024.

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

Based upon the amount of our outstanding indebtedness as of December 27, 2019, a one percentage point increase in the effective interest rate would change our annual interest expense by approximately $1.2 million in 2019.

Risk Related to Potential LIBOR Transition

All of our $130.0 million of debt outstanding under our credit agreement as of December 27, 2019 bears interest at a floating rate that uses LIBOR as the applicable reference rate to calculate the interest. The Chief Executive

59

of the U.K. Financial Conduct Authority (the “FCA”), which regulates the London Interbank Offered Rate, or LIBOR, has announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. That announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. Moreover, it is possible that LIBOR will be discontinued or modified prior to 2021.

Our credit agreement provides that, if the administrative agent has determined that adequate means do not exist for ascertaining LIBOR or the lenders have advised the administrative agent that (i) LIBOR does not adequately and fairly reflect the cost to lenders for maintaining their loans or (ii) making or funding LIBOR loans has become impracticable for the lenders, then, unless we amend the credit agreement to replace LIBOR with an alternative reference rate, all of our outstanding loans under the credit agreement will be converted to Base Rate Loans and the component of the Base Rate based upon LIBOR will not be used in any determination of the Base Rate Further, the lenders under our credit agreement will no longer be obligated to make loans using LIBOR as the applicable reference rate. If the rate used to calculate interest on our outstanding floating rate debt under our credit agreement that currently uses LIBOR were to increase by 1.0% either as a result of an increase in LIBOR or the result of the conversion to Base Rate Loans, we would expect to incur additional interest expense on such indebtedness as of December 27, 2019 of approximately $1.2 million on an annualized basis.

60

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

61

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of Willdan Group, Inc.

Anaheim, California

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Willdan Group, Inc. (the "Company") as of December 27, 2019 and December 28, 2018, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for the years ended December 27, 2019 and December 28, 2018, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 27, 2019, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 27, 2019 and December 28, 2018, and the results of its operations and its cash flows for the years ended December 27, 2019 and December 28, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 27, 2019, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  As permitted, the Company has excluded the operations of The Weidt Group, Onsite Energy, and E3, Inc. acquired during 2019, which is described in Note 13 of the consolidated financial statements, from the scope of management’s report on internal control over financial reporting. As such, it has also been excluded from the scope of our audit of internal control over financial reporting. Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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

Sherman Oaks, California

March 5, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Willdan Group, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of comprehensive income, stockholders’ equity, and cash flows of Willdan Group, Inc. (the Company) for the year ended December 29, 2017 and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year ended December 29, 2017, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ KPMG LLP

We served as the Company’s auditor from 2015 to 2018.

Irvine, California
March 9, 2018, except for note 2 (Segment Information and Contract Accounting), note 4, and note 13, as to which the date is October 3, 2018

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	December 27,	December 28,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$5,452	$15,259
Accounts receivable, net of allowance for doubtful accounts of $1,147 and $442 at December 27, 2019 and December 28, 2018, respectively	57,504	61,346
Contract assets	101,418	51,851
Other receivables	4,845	1,893
Prepaid expenses and other current assets	6,254	5,745
Total current assets	175,473	136,094
Equipment and leasehold improvements, net	12,051	7,998
Goodwill	127,647	97,748
Right-of-use assets	22,297	—
Other intangible assets, net	76,837	44,364
Other assets	16,296	2,386
Deferred income taxes, net	9,312	12,321
Total assets	$439,913	$300,911
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$34,000	$36,829
Accrued liabilities	67,615	37,401
Contingent consideration payable	5,155	3,113
Contract liabilities	5,563	5,075
Notes payable	13,720	8,572
Finance lease obligations	375	320
Lease liability	5,550	—
Total current liabilities	131,978	91,310
Contingent consideration payable	4,891	1,616
Notes payable	116,631	62,214
Finance lease obligations, less current portion	191	224
Lease liability, less current portion	18,411	—
Deferred lease obligations	—	724
Other noncurrent liabilities	533	534
Total liabilities	272,635	156,622

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 40,000 shares authorized; 11,497 and 10,968 shares issued and outstanding at December 27, 2019 and December 28, 2018, respectively	115	110
Additional paid-in capital	132,547	114,008
Accumulated other comprehensive loss	(396)	—
Retained earnings	35,012	30,171
Total stockholders’ equity	167,278	144,289
Total liabilities and stockholders’ equity	$439,913	$300,911

See accompanying notes to consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share amounts)

	Fiscal Year
	2019	2018	2017
Contract revenue	$443,099	$272,252	$273,352

Direct costs of contract revenue (inclusive of directly related depreciation and amortization):
Salaries and wages	64,485	46,588	44,743
Subcontractor services and other direct costs	243,641	132,693	151,919
Total direct costs of contract revenue	308,126	179,281	196,662

General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	66,303	45,248	36,534
Facilities and facility related	8,568	5,600	4,624
Stock-based compensation	12,112	6,262	2,774
Depreciation and amortization	15,027	6,060	3,949
Other	23,600	17,030	15,105
Total general and administrative expenses	125,610	80,200	62,986
Income from operations	9,363	12,771	13,704

Other income (expense):
Interest expense, net	(4,900)	(700)	(111)
Other, net	193	90	98
Total other expense, net	(4,707)	(610)	(13)
Income before income taxes	4,656	12,161	13,691

Income tax (benefit) expense	(185)	2,131	1,562
Net income	4,841	10,030	12,129

Other comprehensive income:
Net unrealized loss on derivative contracts	(396)	—	—
Comprehensive income	$4,445	$10,030	$12,129

Earnings per share:
Basic	$0.43	$1.08	$1.42
Diluted	$0.41	$1.03	$1.32

Weighted-average shares outstanding:
Basic	11,162	9,264	8,541
Diluted	11,766	9,763	9,155

See accompanying notes to consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

				Accumulated
			Additional	other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	(Loss)/Gain	Earnings	Total
Balances at December 30, 2016	8,348	$83	$42,376	$—	$7,459	$49,918
Shares of common stock issued in connection with employee stock purchase plan	62	1	829	—	—	830
Shares of common stock issued in connection with incentive stock plan	298	3	1,898	—	—	1,901
Stock issued to acquire business	91	1	3,099	—	—	3,100
Stock-based compensation	—	—	2,774	—	—	2,774
Net income	—	—	—	—	12,129	12,129
Balances at December 29, 2017	8,799	$88	$50,976	$—	$19,588	$70,652
Shares of common stock issued in connection with employee stock purchase plan	65	1	1,299	—	—	1,300
Shares of common stock issued in connection with incentive stock plan	85	1	667	—	—	668
Shares used to pay taxes on stock grants	—	—	(442)	—	—	(442)
Unregistered sales of equity securities and use of proceeds	(15)	—	—	—	—	—
Restricted Stock Awards	22	—	—	—	—	—
Stock issued to acquire businesses	2,012	20	55,246	—	—	55,266
Stock-based compensation expense	—	—	6,262	—	—	6,262
Net income	—	—	—	—	10,030	10,030
Cumulative effect from adoption of ASC 606	—	—	—	—	553	553
Balance at December 28, 2018	10,968	$110	$114,008	$—	$30,171	$144,289
Shares of common stock issued in connection with employee stock purchase plan	62	1	1,739	—	—	1,740
Shares of common stock issued in connection with incentive stock plan	115	1	930	—	—	931
Shares used to pay taxes on stock grants	(76)	(2)	(2,878)	—	—	(2,880)
Issuance of restricted stock award and units	213	2	(2)	—	—	—
Unregistered sales of stock	53	1	1,699	—	—	1,700
Stock issued to acquire businesses	162	2	4,939	—	—	4,941
Stock-based compensation expense	—	—	12,112	—	—	12,112
Net income	—	—	—	—	4,841	4,841
Net unrealized loss on derivative contracts	—	—	—	(396)	—	(396)
Balance at December 27, 2019	11,497	$115	$132,547	$(396)	$35,012	$167,278

See accompanying notes to consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	2019	2018	2017
Cash flows from operating activities:
Net income	$4,841	$10,030	$12,129
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,472	6,211	4,082
Deferred income taxes, net	(209)	(2,890)	621
(Gain) loss on sale/disposal of equipment	(8)	(12)	27
Provision for doubtful accounts	1,051	470	(189)
Stock-based compensation	12,112	6,262	2,774
Accretion and fair value adjustments of contingent consideration	(302)	(1,426)	1,156
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts receivable	11,627	3,177	(7,412)
Contract assets	(34,598)	(11,539)	(5,744)
Other receivables	(2,714)	4,081	(1,126)
Prepaid expenses and other current assets	(343)	(154)	(1,096)
Other assets	(6,520)	(778)	25
Accounts payable	(6,294)	(1,583)	3,186
Accrued liabilities	16,761	(1,945)	4,329
Contract liabilities	315	(2,272)	(1,593)
Right-of-use assets	430	(64)	(100)
Net cash provided by operating activities	11,621	7,568	11,069
Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(6,637)	(2,105)	(2,178)
Proceeds from sale of equipment	45	59	—
Cash paid for acquisitions, net of cash acquired	(71,756)	(124,344)	(14,603)
Net cash used in investing activities	(78,348)	(126,390)	(16,781)
Cash flows from financing activities:
Payments on contingent consideration	(1,381)	(4,296)	(1,709)
Payments on notes payable	(1,842)	(477)	(4,164)
Payments on debt issuance costs	(709)	(1,300)	—
Proceeds from notes payable	—	1,805	—
Borrowings under term loan facility and line of credit	138,000	70,000	1,000
Repayments under term loan facility and line of credit	(78,000)	(2,500)	—
Principal payments on finance leases	(639)	(367)	(390)
Proceeds from stock option exercise	931	668	1,901
Proceeds from sales of common stock under employee stock purchase plan	1,740	1,300	830
Proceeds from equity raise	—	55,266	—
Shares used to pay taxes on stock grants	(2,880)	(442)	—
Proceeds from unregistered sales of equity	1,700	—	—
Net cash provided by (used in) financing activities	56,920	119,657	(2,532)
Net increase (decrease) in cash and cash equivalents	(9,807)	835	(8,244)
Cash and cash equivalents at beginning of period	15,259	14,424	22,668
Cash and cash equivalents at end of period	$5,452	$15,259	$14,424
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$4,169	$494	$111
Income taxes	4,052	3,163	2,750
Supplemental disclosures of noncash investing and financing activities:
Issuance of common stock related to business acquisitions	—	—	3,100
Contingent consideration related to business acquisitions	—	943	5,400
Other working capital adjustment	—	63	113
Equipment acquired under finance leases	661	462	294

See accompanying notes to consolidated financial statements.

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND OPERATIONS OF THE COMPANY

Willdan Group, Inc. (“Willdan”) is a provider of professional, technical and consulting services to utilities, private industry, and public agencies at all levels of government. As resources and infrastructures undergo continuous change, the Company helps organizations and their communities evolve and thrive by providing a wide range of technical services for energy solutions and government infrastructure. Through engineering, program management, policy advisory, and software and data management, the Company designs and delivers trusted, comprehensive, innovative, and proven solutions to improve efficiency, resiliency, and sustainability in energy and infrastructure.

Basis of Presentation

The Company has prepared its Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

The consolidated statement of stockholders' equity includes repurchases of shares of our common stock from employees to satisfy tax withholding obligations incurred in connection with the vesting of restricted stock or performance stock units, which amount is presented as a reduction of additional paid-in capital and common stock.

Fiscal Years

The Company operates and reports its annual financial results based on 52 or 53-week periods ending on the Friday closest to December 31. The Company operates and reports its quarterly financial results based on the 13-week period ending on the Friday closest to March 31, June 30 and September 30 and the 13 or 14-week period ending on the Friday closest to December 31, as applicable. Fiscal years 2019, 2018 and 2017 contained 52 weeks. All references to years in the notes to consolidated financial statements represent fiscal years.

Principles of Consolidation

The consolidated financial statements include the accounts of Willdan Group, Inc. and its wholly-owned subsidiaries and their respective subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Amounts classified as “Costs and estimated earnings in excess of billings on uncompleted contracts” and “Billings in excess of costs and estimated earnings on uncompleted contracts” on the consolidated of cash flows of the Company’s Annual Report on Form 10-K for the year ended December 29, 2017 have been reclassified as “Contract assets” and “Contract liabilities”, respectively, to conform to current year presentation.

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

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The Company’s financial instruments consist primarily of cash, cash equivalents, accounts receivable, contract assets, other receivables, prepaid expenses and other current assets, accounts payable, accrued liabilities and contract liabilities. The carrying amounts of certain other assets and contingent consideration are discounted to their present value because the time between the origination of these instruments and their expected realization or payment is greater than one year.

As of December 27, 2019 and December 28, 2018, the carrying amounts of the Company's cash and cash equivalents, accounts receivable, contract assets, other receivables, prepaid expenses and other current assets, accounts payable, accrued liabilities and contract liabilities, approximate their fair values because of the relatively short period of time between the origination of these instruments and their expected realization or payment. The carrying amounts of debt obligations approximate their fair values since the terms are comparable to terms currently offered by local lending institutions for loans of similar terms to companies with comparable credit risk.

The carrying amounts of the derivative financial instrument is valued based on Level 2 inputs.

Variable Interest Entities

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

As of December 27, 2019, the Company had one VIE — Genesys Engineering, P.C. (“Genesys”). Pursuant to New York law, the Company does not own capital stock of Genesys and does not have control over the professional decision making of Genesys’s engineering services. The Company, however, has entered into an administrative services agreement with Genesys pursuant to which WES, the Company’s wholly-owned subsidiary, will provide Genesys with ongoing administrative, operational and other non-professional support services. The Company manages Genesys and has the power to direct the activities that most significantly impact Genesys’s performance, in addition to being

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

obligated to absorb expected losses from Genesys. Accordingly, the Company is the primary beneficiary of Genesys and consolidates Genesys as a VIE.

Management also concluded there is no noncontrolling interest related to the consolidation of Genesys because management determined that (i) the shareholder of Genesys does not have more than a nominal amount of equity investment at risk, (ii) WES absorbs the expected losses of Genesys through its deferral of Genesys’s service fees owed to WES and the Company has, since entering into the administrative services agreement, had to continuously defer service fees for Genesys, and (iii) the Company believes Genesys will continue to have a shortfall on payment of its service fees for the foreseeable future, leaving no expected residual returns for the shareholder. For more information regarding Genesys, see Note 8 “Commitments and Variable Interest Entities.”

Segment Information

The Company presents segment information externally consistent with the manner in which the Company’s chief operating decision maker reviews information to assess performance and allocate resources.

Willdan Group, Inc. (“WGI”) is a holding company and performs administrative functions on behalf of its subsidiaries, such as treasury, legal, accounting, information systems, human resources and certain business development activities, and earns revenue that is only incidental to the activities of the enterprise. As a result, WGI does not meet the definition of an operating segment.

During the first quarter of fiscal 2018, the Company revised its segment reporting to conform to changes in its internal management reporting. As a result, beginning with the first quarter of fiscal 2018, the Company’s two segments are (i) Energy, and (ii) Engineering and Consulting, and the Company’s chief operating decision maker, which continues to be its chief executive officer, receives and reviews financial information in this format. Accordingly, segment information has been revised for comparison purposes for all periods presented in the accompanying Consolidated Financial Statements and Notes to Consolidated Financial Statements. See Note 9 “Segment Information” more information.

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

Adoption of ASC 606

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

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The Company recognized the cumulative effect of initially applying ASC 606 as an adjustment to retained earnings in the balance sheet as of December 30, 2017 as follows:

	Balance at	Adjustments	Balance at
	December 29,	Due to	December 30,
	2017	ASC 606	2017
	(in thousands)
Assets
Accounts receivable, net of allowance for doubtful accounts	$38,441	$(8,560)	$29,881
Contract assets	$24,732	$9,328	$34,060

Liabilities
Deferred income taxes, net	$2,463	$(215)	$2,248

Equity
Retained earnings	$19,588	$553	$20,141

The impact of adoption on its condensed consolidated balance sheet and cash flows for the fiscal year ended December 28, 2018 was as follows:

	For the year ended December 28, 2018
	As	Balances Without	Effect of Change
	Reported	Adoption of ASC 606	Higher/(Lower)
	(in thousands)
Assets
Accounts receivable, net of allowance for doubtful accounts	$61,346	$68,240	$(6,894)
Contract assets	$51,851	$44,981	$6,870

Liabilities
Deferred income taxes, net	$—	$112	$(112)

Equity
Retained earnings	$30,171	$29,889	$282

	For the year ended December 28, 2018
	As	Balances Without	Effect of Change
	Reported	Adoption of ASC 606	Higher/(Lower)
	(in thousands)
Cash flows from operating activities
Accounts receivable, net of allowance for doubtful accounts	$3,177	$(3,717)	$6,894
Contract assets	(11,539)	(4,645)	(6,894)
Total cash flows used in operating activities	$(8,362)	$(8,362)	$—

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The impact of adoption on the Company’s opening balance sheet for fiscal year 2018 was primarily related to deferred revenues and unrecognized license renewals associated with software license agreements currently in force reclassified to retained earnings, net of the deferred income tax impact and reclassification of amounts between accounts receivable net of allowance for doubtful accounts and contract assets based on whether an unconditional right to consideration has been established or not.

The impact of adoption on the Company’s balance sheet at December 28, 2018 was primarily related to conforming the accounting treatment of most of our non-cancellable software license contracts, which were previously recorded over time based on prior acceptable accounting methods, and now recognize the full amount of such licenses upon acceptance of the software by the customer.

The impact of adoption on its statement of operations was not material for the fiscal year ended December 28, 2018.

Contract Accounting

The Company enters into contracts with its clients that contain various types of pricing provisions, including fixed price, time-and-materials, and unit-based provisions. The Company recognizes revenues in accordance with ASU 2014-09, Revenue from Contracts with Customer, codified as ASC Topic 606 and the related amendments (collectively “ASC 606”). As such, the Company identifies a contract with a customer, identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to each performance obligation in the contract and recognizes revenues when (or as) the Company satisfies a performance obligation.

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

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Direct costs of contract revenue exclude that portion of technical and nontechnical salaries and wages related to marketing efforts, vacations, holidays and other time not spent directly generating revenue under existing contracts. Such costs are included in general and administrative expenses. Additionally, payroll taxes, bonuses and employee benefit

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

costs for all Company personnel are included in general and administrative expenses in the accompanying consolidated statements of comprehensive income since no allocation of these costs is made to direct costs of contract revenue. No allocation of facilities costs is made to direct costs of contract revenue. Other companies may classify as direct costs of contract revenue some of the costs that the Company classifies as general and administrative costs. The Company expenses direct costs of contract revenue when incurred.

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

Retainage, included in contract assets, represents amounts withheld from billings to the Company’s clients pursuant to provisions in the contracts and may not be paid to the Company until specific tasks are completed or the project is completed and, in some instances, for even longer periods. At December 27, 2019 and December 28, 2018, contract assets included retainage of approximately $5.4 million and $6.7 million, respectively.

In addition to the above, the Company derives revenue from software licenses and professional services and maintenance fees. In accordance with ASC 606, the Company performs an assessment of each contract to identify the performance obligations, determine the overall transaction price for the contract, allocate the transaction price to the performance obligations, and recognize the revenue when the performance obligations are satisfied.

The Company utilizes the residual approach by which it estimates the standalone selling price by reference to the total transaction price less the sum of the observable standalone selling prices of other goods or services promised in the contract. The software license revenue is typically recognized at a point in time when control is transferred to the client, which is defined as the point in time when the client can use and benefit from the license. The software license is delivered before related services are provided and is functional without services, updates, or technical support. Related professional services include training and support services in which the standalone selling price is determined based on an input measure of hours incurred to total estimated hours and is recognized over time, usually which is the life of the contract.

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

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 require, among other things, that lessees

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

recognize the following for all leases (unless a policy election is made by class of underlying asset to exclude short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or the direct use of, a specified asset for the lease term. The FASB issued ASU 2018-11 on July 30, 2018, which allows entities to apply the provisions of ASC 842 at the effective date without adjusting comparative periods.

On December 29, 2018, the Company adopted ASU 2016-02 using the modified retrospective method. Under this guidance, the net present value of future lease payments is recorded as right-of-use assets and lease liabilities. In addition, the Company elected the ‘package of practical expedients’ permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward the historical lease classification. In addition, the Company elected not to utilize the hindsight practical expedient to determine the lease term for existing leases. The Company also elected the practical expedient to not separate lease and non-lease components for its facilities leases. Previously, all of the Company’s office leases were classified as operating leases and rent expense was included in facilities expense in the consolidated statements of comprehensive income.

In addition, the Company leases certain equipment under financing leases. The economic substance of the leases is a financing transaction for acquisition of equipment and leasehold improvements. Accordingly, the right-of-use assets for these leases are included in the balance sheets in equipment and leasehold improvements, net of accumulated depreciation, with a corresponding amount recorded in current portion of financing lease obligations or noncurrent portion of financing lease obligations, as appropriate. The financing lease assets are amortized over the life of the lease or, if shorter, the life of the leased asset, on a straight-line basis and included in depreciation expense in the statements of comprehensive income. The interest associated with financing lease obligations is included in interest expense in the statements of comprehensive income. For more information, see Note 2, “Recent Accounting Pronouncements”, and Note 7, “Leases”.

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

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Stock-based Compensation

The Company accounts for all stock-based compensation under the fair value recognition provisions of the accounting standard entitled “Compensation—Stock Compensation.”  Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite vesting period. The fair values of all stock options granted and the fair values of all Employee Stock Purchase Plan (“ESPP”) purchase rights are estimated using the Black-Scholes option-valuation model. The Black-Scholes option-valuation model requires the input of highly subjective assumptions. Performance-based restricted stock unit awards (“PBRSUs”) are granted to certain employees and vest only after the achievement of pre-determined performance metrics. Once the performance metrics are met, vesting of PBRSUs is subject to continued service by the employee. At the end of each reporting period, the Company evaluates the probability that PBRSUs will be earned. The Company records stock-based compensation expense based on the probability that the performance metrics will be achieved over the vesting period.

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

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

On October 28, 2019, the Company acquired all of the capital stock of Energy and Environmental Economics, Inc. On July 2, 2019, the Company acquired substantially all of the assets and liabilities of Onsite Energy Corporation. On March 8, 2019, the Company acquired substantially all of the assets of the energy practice division of The Weidt Group Inc. On November 9, 2018, the Company completed the acquisition of Lime Energy, Co. On April 30, 2018, the Company acquired all of the outstanding equity interests of Newcomb Anderson McCormick, Inc. For further discussion of these acquisitions, see Note 13 “Business Combinations”.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the financial reporting basis and tax basis of the Company’s assets and liabilities, subject to a judgmental assessment of the recoverability of deferred tax assets. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded when it is more-likely-than-not that some of the deferred tax assets may not be realized. Significant judgment is applied when assessing the need for valuation allowances. Areas of estimation include the Company’s consideration of future taxable income and ongoing prudent and feasible tax planning strategies. Should a change in circumstances lead to a change in judgment about the utilization of deferred tax assets in future years, the Company would adjust the related valuation allowances in the period that the change in circumstances occurs, along with a corresponding increase or charge to income. On December 22, 2017, the Tax Act was enacted into law, which among other items, lowered the U.S. corporate tax rate from 35% to 21%, effective January 1, 2018. As a result of the Tax Act, the Company recorded a one-time decrease in deferred tax expense of $1.3 million for the fiscal quarter ended December 29, 2017 to account for the remeasurement of the Company’s deferred tax assets and liabilities on the enactment date. As of December 28, 2018, the Company’s accounting for the Tax Act was complete. An adjustment of $0.2 million additional deferred tax expense was recorded due to the corporate tax rate change impact on adjustments to temporary differences that were estimated at the time of the tax provision and finalized for the tax return.

During each fiscal year, management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize existing deferred tax assets. For fiscal years 2019 and 2018, the Company ultimately determined that it was more-likely-than-not that the entire California net operating loss will not be utilized prior to expiration. Significant pieces of objective evidence evaluated included the Company’s history of utilization of California net operating losses in prior years for each of the Company’s subsidiaries, as well as the Company’s forecasted amount of net operating loss utilization for certain members of the combined group. As a result, at the end of fiscal years 2019 and 2018, the Company recorded a valuation allowance in the amount of $86,000, for each year, related to California net operating losses.

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

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

benefit is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.

Earnings per Share

The Company computes basic income per common share using net income and the weighted average number of common shares outstanding during the period. Diluted income per common share is computed using net income and the weighted average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include dilutive outstanding employee stock options, RSAs, PBRSUs, and rights to purchase shares of common stock under the Company’s ESPP.

Other Comprehensive Income (loss), Net of Tax

Other comprehensive income (loss), net of tax refers to revenue, expenses, gains and losses that are recorded as an element of shareholders’ equity but are excluded from net income. The Company’s other comprehensive income (loss), net of tax is comprised of unrealized gains or losses on its interest rate swap agreement designated as cash flow hedges.

Derivatives

The Company accounts for its interest rate swap as designated cash flow hedges to mitigate variations in interest payments under a portion of its LIBOR-based term loans due to variations in the LIBOR index. The Company pays interest monthly at a fixed rate and receives interest monthly at the LIBOR rate on the notional amount of the contract with realized gains or losses recognized in interest expense.

Operating Cycle

In accordance with industry practice, amounts realizable and payable under contracts that extend beyond one year are included in current assets (included in contract assets) and current liabilities.

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2. RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements Recently Adopted

In February 2016, the FASB issued ASU 2016-02. ASU 2016-02 supersedes ASC 840 “Leases”. The amendments in this update require, among other things, that lessees recognize the following for all leases (unless a policy election is made by class of underlying asset to exclude short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or the direct use of, a specified asset for the lease term. The FASB issued ASU 2018-11 on July 30, 2018, which allows entities to apply the provisions of ASC 842 at the effective date without adjusting comparative periods. The Company adopted this standard effective December 29, 2018, the first day of the fiscal year ending December 27, 2019, using the modified retrospective method and elected the ‘package of practical expedients’ permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward the historical lease classification. In addition, the Company elected not to utilize the hindsight practical expedient to determine the lease term for existing leases. The Company also elected the short-term lease recognition exemption for all leases that qualify and elected the practical expedient to not separate lease and non-lease components for our facilities leases. Adoption of Topic 842 resulted in an increase of right-of-use assets and operating lease liabilities of $10.9 million and $11.9 million, respectively, as of December 29, 2018. The adoption of Topic 842 did not have material impact on the Company’s retained earnings, consolidated net earnings or cash flows.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). ASU 2017-04 simplifies the test for goodwill impairment by removing Step 2 from the goodwill impairment test. Companies will now perform the goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value not to exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The Company adopted this standard for its fiscal 2019 goodwill impairment test, which was performed as of the first day of the Company’s fourth quarter, September 28, 2019. The adoption of this standard did not have a material impact on the Company’s Consolidated Financial Statements.

In June 2018, the FASB issued ASU 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting” (“ASU 2018-07”), which expands the scope of current stock compensation recognition standards to include share-based payment transactions for acquiring goods and services from nonemployees. The Company adopted this standard effective December 29, 2018. The adoption of this standard did not have a material impact on the Company’s Consolidated Financial Statements.

In October 2018, the FASB issued ASU No. 2018-16, “Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes” (“ASU 2018-16”). ASU 2018-16 allows for the use of the OIS rate based on the SOFR as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, Derivatives and Hedging. The Company adopted this standard in the first quarter of fiscal 2019. The Company’s adoption of ASU 2018-16 did not have a material impact on its Condensed Consolidated Financial Statements.

Accounting Pronouncements Recently Issued

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires entities to report “expected” credit losses on financial instruments and other commitments to extend credit rather than the current “incurred loss” model. These expected credit losses for financial assets held at the reporting date are to be based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 will also require enhanced disclosures relating to significant estimates and judgments used in estimating credit losses, as well as the credit quality. The amendments are effective for fiscal years beginning after December 15, 2019, including interim periods

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

within those fiscal years, which for the Company is first quarter 2020. The Company is currently evaluating the impact this update will have on its Condensed Consolidated Financial Statements.

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”). ASU 2019-12 amends the accounting for income taxes by, among other things, removing: (i) The exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items (for example, discontinued operations or other comprehensive income); (ii) The exception to the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment; (iii) The exception to the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary; and (iv) The exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, which for the Company is the first quarter of fiscal 2021. The Company is currently evaluating the impact this update will have on its Condensed Consolidated Financial Statements.

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. SUPPLEMENTAL FINANCIAL STATEMENT DATA

Accounts Receivable

Accounts receivable consisted of the following:

	December 27,	December 28,
	2019	2018
	(in thousands)
Billed	$58,651	$61,788
Unbilled (1)	96,041	45,158
Contract retentions	5,377	6,693
Other assets (2)	14,075	1,626
	174,144	115,265
Allowance for doubtful accounts	(1,147)	(442)
	$172,997	$114,823

(1)	Unbilled portion represents contract assets which is presented separately from accounts receivable on the consolidated balance sheets.
(2)	Other assets represents a portion of receivables greater than one year from the normal course of business presented separately from current assets on the consolidated balance sheets.

The movements in the allowance for doubtful accounts consisted of the following:

	Fiscal Year
	2019	2018	2017
	(in thousands)
Balance as of the beginning of the year	$442	$369	$785
(Recovery of) provision for doubtful accounts	1,051	470	(189)
Write-offs of uncollectible accounts	(346)	(397)	(227)
Balance as of the end of the year	$1,147	$442	$369

Billed accounts receivable represent amounts billed to clients that have yet to be collected. Unbilled accounts receivable represent revenue recognized, but not yet billed, pursuant to contract terms or accounts billed after the period end. Substantially all unbilled receivables as of December 27, 2019 and December 28, 2018 are, or were expected to be, billed and collected within twelve months of such date. Contract retentions represent amounts invoiced to clients where payments have been withheld pending the completion of certain milestones, other contractual conditions or upon the completion of the project. These retention agreements vary from project to project and could be outstanding for several months.

Allowances for doubtful accounts have been determined through specific identification of amounts considered to be uncollectible and potential write‑offs, plus a non‑specific allowance for other amounts for which some potential loss has been determined to be probable based on current and past experience.

The Los Angeles Department of Water and Power (“LADWP”) accounted for 16% of the Company’s outstanding receivables as of December 27, 2019. The Dormitory Authority-State of New York (“DASNY”) accounted for 21% of the Company’s outstanding receivables as of December 28, 2018.

From time to time, in connection with factoring agreements, the Company sells trade accounts receivable without recourse to third party purchasers in exchange for cash. During 2019, the Company sold trade accounts receivable and received cash proceeds of $4.9 million. The discounts on the trade accounts receivable sold during 2019 were $0.2 million and were recorded within “Other” general and administrative expenses in the consolidated financial statements. During 2018, the Company did not sell any trade accounts receivable.

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Equipment and Leasehold Improvements

Equipment and leasehold improvements were as follows:

	December 27,	December 28,
	2019	2018
	(in thousands)
Furniture and fixtures	$4,614	$3,551
Computer hardware and software	14,789	10,874
Leasehold improvements	2,410	1,419
Equipment under finance leases	1,957	1,304
Automobiles, trucks, and field equipment	3,564	2,635
	27,334	19,783
Accumulated depreciation and amortization	(15,283)	(11,785)
Equipment and leasehold improvements, net	$12,051	$7,998

Depreciation expense of equipment and leasehold improvements totaled $3.4 million, $1.6 million, and $1.5 million in fiscal years 2019, 2018, and 2017, respectively.

Included in accumulated depreciation and amortization is $509,000, $374,000 and $380,000 of amortization expense related to equipment held under finance leases in fiscal years 2019, 2018, and 2017, respectively.

Accrued Liabilities

Accrued liabilities were as follows:

	December 27,	December 28,
	2019	2018
	(in thousands)
Accrued subcontractor costs	$45,366	$21,446
Accrued bonuses	7,756	5,273
Other	4,630	2,489
Compensation and payroll taxes	3,286	2,544
Employee withholdings	3,463	2,137
Paid leave bank	3,114	3,512
Total accrued liabilities	$67,615	$37,401

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4. DERIVATIVE FINANCIAL INSTRUMENTS

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

On January 31, 2019, the Company entered into an interest rate swap agreement that the Company designated as cash flow hedge to fix the variable interest rate on a portion of the Company’s 2018 Term Loan Facility. The interest rate swap agreement total notional amount of $35.0 million, has a fixed annual interest rate of 2.47% and expires on January 31, 2022. As of December 27, 2019, the effective portion of the Company’s interest rate swap agreement designated as a cash flow hedge before tax effects was $0.5 million, of which no amounts were reclassified from accumulated other comprehensive income to interest expense in 2019. The Company expects to reclassify $0.4 million from accumulated other comprehensive income to interest expense within the next twelve months.

The fair values of the Company’s outstanding derivatives designated as hedging instruments were as follows:

		Fair Value of Derivative
		Instruments as of
	Balance Sheet Location	December 27, 2019	December 28, 2018
		(in thousands)
Interest rate swap agreement	Accrued liabilities	$(241)	$—
Interest rate swap agreement	Other noncurrent (liabilities) assets	$(306)	$—

The impact of the effective portions of derivative instruments in cash flow hedging relationships and fair value relationships on other comprehensive income was $0.5 million for the year ended December 27, 2019.

The accumulated balances and reporting period activities for the year ended December 27, 2019 related to reclassifications out of accumulated other comprehensive income (loss) are summarized as follows:

	Gain (Loss) on	Accumulated Other
	Derivative Instruments	Comprehensive Loss
	(in thousands)
Balances at December 28, 2018	$—	$—
Other comprehensive loss before reclassifications	(546)	(546)
Amounts reclassified from accumulated other comprehensive income:
Income tax benefit (expense) related to derivative instruments	150	150
Net current-period other comprehensive loss	(396)	(396)
Balances at December 27, 2019	$(396)	$(396)

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. DEBT OBLIGATIONS

Debt obligations, excluding obligations under finance leases (see Note 7, Leases, below), consisted of the following:

	December 27,	December 28,
	2019	2018
	(in thousands)
Outstanding borrowings on Term A Loan	$95,000	$70,000
Outstanding borrowings on Revolving Credit Facility	5,000	—
Outstanding borrowings on Delayed Draw	30,000	—
Other debt agreements	1,060	1,711
Total debt	131,060	71,711
Issuance costs and debt discounts	(709)	(925)
Subtotal	130,351	70,786
Less current portion of long-term debt	13,720	8,572
Long-term debt portion	$116,631	$62,214

New Credit Facilities

On June 26, 2019, the Company and certain of its subsidiaries entered into an Amended and Restated Credit Agreement (as amended by the First Amendment, dated as of August 15, 2019, and the Second Amendment, dated as of November 6, 2019, the “Credit Agreement”) with a syndicate of financial institutions as lenders and BMO Harris Bank, N.A. (“BMO”), as administrative agent. The Credit Agreement amended and restated the Company’s prior credit agreement, which was entered into on October 1, 2018 with a syndicate of financial institutions as lenders and BMO and was scheduled to mature on October 1, 2023.

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

Borrowings under the Credit Facilities bear interest at a rate equal to either, at the Company’s option, (i) the highest of the prime rate, the Federal Funds Rate plus 0.50% or one-month LIBOR plus 1.00% (the “Base Rate”) or (ii) LIBOR, in each case plus an applicable margin ranging from 0.125% to 1.00% with respect to Base Rate borrowings and 1.125% to 2.00% with respect to LIBOR borrowings. The applicable margin varies based upon the Company’s consolidated total leverage ratio. The Company will also pay commitment fees for the unused portion of the Revolving Credit Facility and the Delayed Draw Term Loan, which ranges from 0.15% to 0.35% per annum depending on the Company’s consolidated total leverage ratio, and fees on the face amount of any letters of credit outstanding under the Revolving Credit Facility, which range from 0.84% to 2.00% per annum, in each case, depending on whether such letter

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

of credit is a performance or financial letter of credit and the Company’s consolidated total leverage ratio. The Term A Loan issuance costs are amortized to interest expense over the term of the loan, and as of December 27, 2019, issuance costs of $0.7 million remained unamortized. The Delayed Draw Term Loan and Revolving Credit Facility issuance cost of $0.8 million are included in assets in the accompanying condensed consolidated balance sheets.

 The Term A Loan amortizes quarterly in installments of $2.5 million beginning with the fiscal quarter ending September 27, 2019, with a final payment of all then remaining principal and interest due on the maturity date of June 26, 2024. Each borrowing under the Delayed Draw Term Loan will amortize quarterly in an amount equal to 2.5% of the aggregate outstanding borrowings under the Delayed Draw Term Loan, beginning with the first full fiscal quarter ending after the initial borrowing date, with a final payment of all then remaining principal and interest due on the maturity date of June 26, 2024. The amounts outstanding under the Credit Facilities may be prepaid in whole or in part at any time without penalty.

Willdan is the borrower under the Credit Agreement and its obligations under the Credit Agreement are guaranteed by its present and future domestic subsidiaries (other than any inactive subsidiaries and Factoring SPV (as defined in the Credit Agreement)). In addition, subject to certain exceptions, all such obligations are secured by substantially all of the assets of Willdan and the subsidiary guarantors.

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

The Company believes that, as of December 27, 2019, it was in compliance with all covenants contained in the Credit Agreement.

As of December 27, 2019, the Company’s composite interest rate, exclusive of the effects of upfront fees, undrawn fees and issuance cost amortization, was 3.7% and $2.7 million in letters of credit were issued.

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

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Other Debt Agreements

Insurance Premiums

The Company’s annual commercial insurance policy protection package renews in the fourth quarter of every year. From time to time, the Company will finance insurance premiums by entering into unsecured notes payable with insurance companies. During the Company’s annual insurance renewals in the fourth quarter of its year ended December 27, 2019, the Company did not finance any of its insurance premiums for the 2020 fiscal year. During the Company’s annual insurance renewals in the fourth quarter of its fiscal year ended December 28, 2018, the Company elected to finance its insurance premiums for the 2019 fiscal year with a note payable bearing interest at an annual rate of 4.3%, payable in monthly principal and interest installments of $149,881 through October 2019. As of December 28, 2018, the unpaid balance of the financed premiums totaled $1.5 million.

Software Agreements

The Company has also financed, from time to time, software costs by entering into unsecured notes payable with software providers. During the fiscal year ended December 28, 2018, the Company elected to finance its IBM software costs of $0.2 million with a note payable bearing interest at an annual rate of 4.656%, payable in monthly

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

principal and interest installments of $6,315 through November 2021. As of December 27, 2019, and December 28, 2018, the unpaid balance related to the IBM software agreement totaled $133,000 and $211,000, respectively.

Utility Customer Agreement

In connection with the acquisition of substantially all of the assets of Onsite Energy, the Company assumed a contract dispute settlement agreement between Onsite Energy and one of its utility customers dated December 20, 2018 (the “Utility Customer Agreement”) where Onsite Energy agreed to pay $1.7 million, bearing interest at an imputed annual rate of 4.332%, payable in quarterly principal and interest installments through June 2021. The unpaid balance of the Utility Customer Agreement totaled $0.9 million as of December 27, 2019.

Future Debt Payments

The following table summarizes the combined principal installments for the Company’s debt obligations, excluding capital leases, over the next five years and beyond, as of December 27, 2019:

Fiscal Year:
2020	13,720
2021	38,007
2022	32,667
2023	32,667
Thereafter	13,999
Total debt maturities	131,060
Issuance costs and debt discounts	(709)
Net carrying value	$130,351

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. GOODWILL AND OTHER INTANGIBLE ASSETS

As of December 27, 2019, the Company had $127.6 million of goodwill, which primarily relates to the Energy segment and the acquisitions within this segment of E3, Inc., Lime Energy, NAM, Integral Analytics and Abacus Resource Management Company (“Abacus”) and substantially all of the assets of Onsite Energy, The Weidt Group, Genesys and 360 Energy Engineers, LLC (“360 Energy”). The remaining goodwill relates to the Engineering and Consulting reporting segment and the acquisition within this segment of Economists LLC.

The changes in the carrying value of goodwill by reporting unit were as follows:

	December 28,	Additional	Additions /	December 27,
	2018	Purchase Cost	Adjustments	2019
	(in thousands)
Reporting Unit:
Energy	$96,999	$39,690	$(9,791)	$126,898
Engineering and Consulting	749			749
	$97,748	$39,690	$(9,791)	$127,647

	December 29,	Additional	Additions /	December 28,
	2017	Purchase Cost	Adjustments	2018
	(in thousands)
Reporting Unit:
Energy	$37,435	$59,466	$98	$96,999
Engineering and Consulting	749	—	—	749
	$38,184	$59,466	$98	$97,748

The Company tests its goodwill at least annually for possible impairment. The Company completes its annual testing of goodwill as of the last day of the first month of its fourth fiscal quarter each year to determine whether there is impairment. In addition to the Company’s annual test, it regularly evaluates whether events and circumstances have occurred that may indicate a potential impairment of goodwill. No impairment was recorded in any year during the three-year period ended December 27, 2019.

The gross amounts and accumulated amortization of the Company’s acquired identifiable intangible assets with finite useful lives, included in other intangible assets, net in the accompanying consolidated balance sheets, were as follows:

	December 27, 2019		December 28, 2018
	Gross	Accumulated	Gross	Accumulated	Amortization
	Amount	Amortization	Amount	Amortization	Period
					(in years)
Finite:
Backlog	$7,134	$3,763	$2,514	$2,155	1.0
Tradename	13,351	4,882	10,301	3,118	2.5	-	6.0
Non-compete agreements	2,320	1,384	1,420	1,042	4.0	-	5.0
Developed technology	14,620	3,227	12,920	944	8.0
Customer relationships	60,733	8,065	25,219	2,441	5.0	-	8.0
Total finite intangible assets	$98,158	$21,321	$52,374	$9,700
In-process research and technology (1)	—	—	1,690	—
Total intangible assets	$98,158	$21,321	$54,064	$9,700

(1)	In-process research and technology is not amortized until put into use.

At the time of acquisition, the Company estimates the fair value of the acquired identifiable intangible assets based upon the facts and circumstances related to the particular intangible asset. Inherent in such estimates are

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

judgments and estimates of future revenue, profitability, cash flows and appropriate discount rates for any present value calculations. The Company preliminarily estimates the value of the acquired identifiable intangible assets and then finalizes the estimated fair values during the purchase allocation period, which does not extend beyond 12 months from the date of acquisition.

The Company’s amortization expense for acquired identifiable intangible assets with finite useful lives was $11.6 million, $4.5 million and $2.4 million for the fiscal years 2019, 2018 and 2017, respectively.

Estimated amortization expense for acquired identifiable intangible assets for fiscal year 2020 and the succeeding years is as follows:

Future Intangible Asset
Amortization expense
(in thousands)
Fiscal year:
2020	13,025
2021	11,622
2022	11,233
2023	9,962
2024	6,871
Thereafter	24,124
$76,837

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7. LEASES

The Company leases certain office facilities under long-term, non-cancellable operating leases that expire at various dates through the year 2027. In addition, the Company is obligated under finance leases for certain furniture and office equipment that expire at various dates through the year 2022.

On December 29, 2018, the Company adopted ASU No. 2016-02, Leases (Topic 842) using the modified retrospective method. Under this guidance, the net present value of future lease payments is recorded as right-of-use assets and lease liabilities. In addition, the Company elected the ‘package of practical expedients’ permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward the historical lease classification. In addition, the Company elected not to utilize the hindsight practical expedient to determine the lease term for existing leases. The Company elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, the Company did not recognize right-of-use assets or lease liabilities, including not recognizing right-of-use assets or lease liabilities for existing short-term leases of those assets in transition. The Company also elected the practical expedient to not separate lease and non-lease components for our facilities leases.

From time to time, the Company enters into non-cancelable leases for some of our facility and equipment needs. These leases allow the Company to conserve cash by paying a monthly lease rental fee for the use of facilities and equipment rather than purchasing them. The Company’s leases have remaining terms ranging from one to eight years, some of which may include options to extend the leases for up to five years, and some of which may include options to terminate the leases within one year. Currently, all of the Company’s leases contain fixed payment terms. The Company may decide to cancel or terminate a lease before the end of its term, in which case we are typically liable to the lessor for the remaining lease payments under the term of the lease. Additionally, all of our month-to-month leases are cancelable by the Company or the lessor, at any time, and are not included in our right-of-use asset or lease liability. As of December 27, 2019, the Company had no leases with residual value guarantees. Typically, the Company has purchase options on the equipment underlying its long-term leases. The Company may exercise some of these purchase options when the need for equipment is on-going and the purchase option price is attractive. Nonperformance-related default covenants, cross-default provisions, subjective default provisions and material adverse change clauses contained in material lease agreements, if any, are also evaluated to determine whether those clauses affect lease classification in accordance with “ASC” Topic 842-10-25. Leases are accounted for as operating or financing leases, depending on the terms of the lease.

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

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

The following is a summary of the lease expense:

	Fiscal Year
	2019	2018
	(in thousands)
Operating lease cost	$5,053	$-
Finance lease cost:
Amortization of assets	509	-
Interest on lease liabilities	36	-
Total net lease cost	$5,598	$-

The following is a summary of lease information presented on the Company’s consolidated balance sheet as of December 27, 2019:

	December 27,	December 28,
	2019	2018
	(in thousands)
Operating leases:
Right-of-use assets	$22,297	$—

Lease liability	$5,550	$—
Lease liability, less current portion	18,411	—
Total lease liabilities	$23,961	$—

Finance leases (included in equipment and leasehold improvements, net):
Equipment and leasehold improvements, net	$1,957	$—
Accumulated depreciation	(1,291)	—
Total equipment and leasehold improvements, net	$666	$—

Finance lease obligations	$375	$—
Finance lease obligations, less current portion	191	—
Total finance lease obligations	$566	$—

Weighted average remaining lease term (in years):
Operating Leases	4.59	—
Finance Leases	1.47	—

Weighted average discount rate:
Operating Leases	5.14%	—%
Finance Leases	4.80%	—%

Rent expense and related charges for common area maintenance for all facility operating leases for fiscal years 2019, 2018 and 2017 was approximately $6,190,000 $4,486,000, and $3,624,000, respectively.

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following is a summary of other information and supplemental cash flow information related to finance and operating leases for 2019:

	Fiscal Year
	2019	2018
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$5,151	$—
Operating cash flow from finance leases	36	—
Financing cash flow from finance leases	639	—

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$4,918	$—

The following is a summary of the maturities of lease liabilities as of December 27, 2019:

	Operating	Finance
	(in thousands)
Fiscal year:
2020	$6,418	$394
2021	5,680	178
2022	4,891	17
2023	3,425	—
2024	2,498	—
2025 and thereafter	4,530	—
Total lease payments	$27,442	$589
Less: Imputed interest	(3,481)	(23)
Total lease obligations	23,961	566
Less: Current obligations	5,550	375
Noncurrent lease obligations	$18,411	$191

The imputed interest for finance lease obligations represents the interest component of finance leases that will be recognized as interest expense in future periods. The financing component for operating lease obligations represents the effect of discounting the operating lease payments to their present value.

Capital Leases

Prior to the adoption of ASU No. 2016-02, Leases (Topic 842), the Company leased certain equipment under capital leases. The economic substance of these leases was a financing transaction for purchase of the equipment and leasehold improvements, accordingly, the leases were included in the balance sheets in equipment and leasehold improvement, net of accumulated depreciation, with a corresponding amount recorded in current portion of lease obligations or noncurrent portion of lease obligations, as appropriate. The capital lease assets were amortized on a straight-line basis over the life of the lease or, if shorter, the life of the leased asset, and were included in depreciation expense in the statements of comprehensive income. The interest associated with capital leases was included in interest expense in the statements of comprehensive income.

As of December 28, 2018, the Company had $0.5 million of capital lease obligations outstanding, $0.3 million of which was classified as a current liability.

As of December 28, 2018, $0.5 million of leased assets were capitalized in equipment and leasehold improvements, net of accumulated depreciation.

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following is a summary of the future minimum payments under finance and non-cancelable operating leases as of December 28, 2018:

	Finance	Operating
	(in thousands)
Fiscal year:
2019	$335	$4,442
2020	204	2,882
2021	26	2,036
2022	—	1,565
2023	—	668
2024 and thereafter	—	996
Total future minimum lease payments	$565	$12,589
Amount representing interest (at rates ranging from 3.25% to 3.75%)	(21)
Present value of net minimum lease payments under capital leases	544
Less current portion	320
Noncurrent lease obligations	$224

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8. COMMITMENTS AND VARIABLE INTEREST ENTITIES

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

The Company made matching contributions of approximately $1,996,000, $1,120,000 and $1,021,000 during fiscal years 2019, 2018 and 2017, respectively.

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

Included in accrued liabilities in the accompanying consolidated balance sheets related to this obligation is the present value of expected payments for health insurance coverage, $102,000 as of December 27, 2019 and $122,000 as of December 28, 2018.

Variable Interest Entities

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

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company manages Genesys and has the power to direct the activities that most significantly impact Genesys’s performance, in addition to being obligated to absorb expected losses from Genesys. Accordingly, the Company is the primary beneficiary of Genesys and consolidates Genesys as a VIE. In addition, the Company concluded there is no noncontrolling interest related to the consolidation of Genesys because the Company determined that (i) the shareholder of Genesys does not have more than a nominal amount of equity investment at risk, (ii) WES absorbs the expected losses of Genesys through its deferral of Genesys’s service fees owed to WES and the Company has, since entering into the administrative services agreement, had to continuously defer service fees for Genesys, and (iii) the Company believes Genesys will continue to have a shortfall on payment of its service fees for the foreseeable future, leaving no expected residual returns for the shareholder.

As of December 27, 2019, the Company had one VIE — Genesys.

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. SEGMENT AND GEOGRAPHICAL INFORMATION

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

There were no intersegment sales in any of the three fiscal years ended December 27, 2019. The Company’s chief operating decision maker evaluates the performance of each segment based upon income or loss from operations before income taxes. Certain segment asset information including expenditures for long‑lived assets has not been presented as it is not reported to or reviewed by the chief operating decision maker. In addition, enterprise‑wide service line contract revenue is not included as it is impracticable to report this information for each group of similar services.

Financial information with respect to the reportable segments and reconciliation to the amounts reported in the Company’s consolidated financial statements follows:

		Engineering	Unallocated		Consolidated
	Energy	& Consulting	Corporate	Intersegment	Total
	(in thousands)
Fiscal Year 2019
Contract revenue	$370,715	$72,384	$—	$—	$443,099
Depreciation and amortization	13,703	1,324	—	—	15,027
Interest expense	32	—	4,868	—	4,900
Segment profit (loss) before income tax expense	11,971	8,839	(16,154)	—	4,656
Income tax (benefit) expense	3,308	2,442	(5,935)	—	(185)
Net income (loss)	8,664	6,397	(10,220)	—	4,841
Segment assets (1)	314,324	23,690	125,029	(23,130)	439,913
Fiscal Year 2018
Contract revenue	$196,833	$75,419	$—	$—	$272,252
Depreciation and amortization	5,274	786	—	—	6,060
Interest expense	312	388	—	—	700
Segment profit (loss) before income tax expense	8,959	7,589	(4,387)	—	12,161
Income tax (benefit) expense	1,570	1,330	(769)	—	2,131
Net income (loss)	7,390	6,259	(3,619)	—	10,030
Segment assets (1)	252,124	20,402	51,515	(23,130)	300,911
Fiscal Year 2017
Contract revenue	$199,609	$73,743	$—	$—	$273,352
Depreciation and amortization	3,145	804	—	—	3,949
Interest expense	(90)	(21)	—	—	(111)
Segment profit before income tax expense	5,589	9,054	(952)	—	13,691
Income tax expense (benefit)	638	1,033	(109)	—	1,562
Net income	4,951	8,021	(843)	—	12,129
Segment assets (1)	65,872	20,774	74,656	(23,130)	138,172

(1)	Segment assets are presented net of intercompany receivables.

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables provides information about disaggregated revenue by contract type, client type and geographical region:

	2019
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$18,625	$54,560	$73,185
Unit-based	272,978	14,391	287,369
Fixed price	79,112	3,433	82,545
Total	$370,715	$72,384	$443,099

Client Type
Commercial	$39,311	$4,895	$44,206
Government	57,020	67,049	124,069
Utilities	274,384	440	274,824
Total	$370,715	$72,384	$443,099

Geography (1)
Domestic	$370,715	$72,384	$443,099

	2018
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$13,790	$59,744	$73,534
Unit-based	113,749	13,300	127,049
Fixed price	69,294	2,375	71,669
Total	$196,833	$75,419	$272,252

Client Type
Commercial	$20,715	$4,882	$25,597
Government	62,897	70,091	132,988
Utilities	113,221	446	113,667
Total	$196,833	$75,419	$272,252

Geography (1)
Domestic	$196,833	$75,419	$272,252

(1)	Revenue from our foreign operations were immaterial for fiscal year 2019. For prior fiscal years presented, we did not have any foreign revenues.

In accordance with ASU 2016-10, the Company adopted ASC 606 utilizing a modified retrospective approach. As such, fiscal year 2017 comparative information is not presented.

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following sets forth the assets that are included in Unallocated Corporate as of December 27, 2019 and December 28, 2018.

	2019	2018
	(in thousands)
Assets:
Cash and cash equivalents	$84,277	$14,863
Accounts Receivable, net	(108)	(1,826)
Prepaid expenses	1,912	1,606
Intercompany receivables	125,126	135,507
Goodwill	2	2
Other receivables	3,915	201
Equipment and leasehold improvements, net	1,637	1,180
Investments in subsidiaries	23,130	23,130
ROU Assets	1,141	—
Other	606	963
Deferred income taxes	9,312	12,321
	$250,950	$187,947

Geographical Information

Substantially all of the Company’s consolidated revenue was derived from its operations in the U.S. The Company operates through a nationwide network of offices spread across 24 states and the District of Columbia.

In connection with the Company’s acquisition of E3, Inc. in October 28, 2019, the Company expanded its operations into Canada. Revenues from the Company’s Canadian operations were not material for fiscal year 2019.

Customer Concentration

For fiscal years 2019, 2018, and 2017, the Company’s top 10 customers accounted for 50.6%, 56.9%, and 64.4%, respectively, of the Company’s consolidated contract revenue. During fiscal years 2019, 2018, and 2017, the Company had individual customers that accounted for more than 10% of its consolidated contract revenues. For fiscal year 2019, the Company derived 29.1% of its consolidated contract revenue from two customers, Consolidated Edison of New York and the Los Angeles Department of Water and Power. For fiscal year 2018, the Company derived 19.0% of its consolidated contract revenue from one customer, Consolidated Edison of New York. For fiscal year 2017, the Company derived 38.0% of its consolidated contract revenue from two customers, Consolidated Edison of New York and the Dormitory Authority-State New York.

On a segment basis, the Company also had individual customers that accounted for more than 10% of its segment contract revenues. For fiscal year 2019, the Company derived 34.7% of its Energy segment revenues from two customers, Consolidated Edison of New York and the Los Angeles Department of Water and Power, and it derived 25.0% of its Engineering and Consulting segment revenues from one customer, the City of Elk Grove. For 2018, the Company derived 18.5% of its Energy segment revenues from one customer, Consolidated Edison of New York, and it derived 10% of its Engineering and Consulting segment revenues from three customers, the City of Elk Grove, City of Long Beach and Ygrene. For 2017, Company derived 22.3% of its Energy segment revenues from one customer, Dormitory Authority-State of New York (“DASNY”) and it derived 10% of its Engineering and Consulting segment revenues from seven customers, the City of Elk Grove, City of Rialto, City of El Monte, City of Long Beach, City of San Bernardino, City of Westlake Village and City of Lakewood.

The Company’s largest clients are based in California and New York. In fiscal year 2019, 2018, and 2017, services provided to clients in California accounted for 41.1%, 35.0%, and 30.0%, respectively, of the Company’s contract revenue and services provided to clients in New York accounted for 27.2%, 29.0%, 46.0%, respectively, of the Company’s contract revenue.

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10. SHAREHOLDERS’ EQUITY

Stock Incentive Plans

As of December 27, 2019, the Company had two share‑based compensation plans, which are described below. The Company may no longer grant awards under the 2006 Stock Incentive Plan.

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

As of December 27, 2019, there were no outstanding stock options under the 2006 Plan.

Amended and Restated 2008 Performance Incentive Plan

In March 2008, the Company’s board of directors adopted the 2008 Performance Incentive Plan (“2008 Plan”), and it received stockholder approval at the 2008 annual meeting of the stockholders in June 2008. The 2008 Plan was originally set to terminate on April 17, 2027 but received a ten-year extension at the 2019 annual meeting of the stockholders. The 2008 Plan is currently scheduled to expire on April 18, 2029. The 2008 Plan initially had 450,000 shares of common stock reserved for issuance (not counting any shares originally available under the 2006 Plan that “poured over.”) At the 2010, 2012, 2016, 2017, 2019 annual meetings of the stockholders, the stockholders approved 350,000, 500,000,  500,000, 875,000 and 955,000 share increases, respectively, to the 2008 Plan. The maximum number of shares of the Company’s common stock that may be issued or transferred pursuant to awards under the 2008 Plan can also be increased by any shares subject to stock options granted under the 2006 Plan and outstanding as of June 9, 2008 which expire, or for any reason are cancelled or terminated, after June 9, 2008 without being exercised. The 2008 Plan currently has 418,000 shares of common stock reserved for issuance. Awards authorized by the 2008 Plan include stock options, stock appreciation rights, restricted stock, stock bonuses, stock units, performance stock, and other share‑based awards. No participant may be granted an option to purchase more than 300,000 shares in any fiscal year. Options generally may not be granted with exercise prices less than fair market value at the date of grant, with vesting provisions and contractual terms determined by the compensation committee of the board of directors on a grant-by-grant basis, subject to the minimum vesting provisions contained in the 2008 Plan. Options granted under the 2008 Plan may be “nonqualified stock options” or “incentive stock options” as defined in Section 422 of the Internal Revenue Code. The maximum term of each option shall be 10 years. Upon exercise of nonqualified stock options, the Company is generally entitled to a tax deduction on the exercise of the option for an amount equal to the excess over the exercise price of the fair market value of the shares at the date of exercise. The Company is generally not entitled to any tax deduction on the exercise of an incentive stock option. For awards other than stock options, the Company is generally entitled to a tax deduction at the time the award holder recognizes income with respect to the award equal to the amount of compensation income recognized by the award holder. Options and other awards provide for accelerated vesting if there is a change in control (as defined in the 2008 Plan) and the outstanding awards are not substituted or assumed in connection with the transaction.

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Through December 27, 2019, outstanding awards granted, net of forfeitures and exercises, under the 2008 Plan consisted of 509,000 shares of incentive stock options, 598,000 shares of non-statutory stock options, 101,000 shares of restricted stock awards and 326,000 shares of performance-based restricted stock units.

Employee Stock Purchase Plan

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

As of December 27, 2019, there were 679,000 shares available for issuance under the plan.

Stock-based Compensation Expense

The compensation expense that has been recognized for stock options, restricted stock awards (“RSA”), performance-based restricted stock units (“PBRSU”), and ESPP issued under these plans was $12,112,000, $6,262,000 and $2,774,000 for fiscal years 2019, 2018 and 2017, respectively.

The total unrecognized compensation expense related to nonvested stock options was $1,489,000, $3,598,000 and $3,514,000 for fiscal years 2019, 2018 and 2017, respectively.

The total unrecognized compensation expense related to RSAs was $1,502,000, $1,012,000, and $1,162,000 for fiscal years 2019, 2018 and 2017, respectively.

The total unrecognized compensation expense related to PBRSUs was $21,515,000 and $12,254,000 for the fiscal year 2019, and 2018. That expense is expected to be recognized over a weighted-average period of 1.07 years. There was no unrecognized compensation expense related to PBRSUs for fiscal year 2017.

There were no options granted that were immediately vested during the fiscal years 2019, 2018 and 2017.

Summary of Stock Option Activity

A summary of option activity under the 2006 Plan and 2008 Plan as of December 27, 2019 and changes during the fiscal years ended December 27, 2019, December 28, 2018 and December 29, 2017 is presented below. The intrinsic

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

value of the fully‑vested options is $15,169,000 based on the Company’s closing stock price of $31.21 and the average exercise price of outstanding options on December 27, 2019.

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual
	Options	Price	Term
	(in thousands)		(in years)
Outstanding at December 28, 2018	1,252	$16.87	6.62
Granted	—	—	—
Exercised	(115)	8.08	—
Forfeited or expired	(13)	14.97	—
Outstanding at December 27, 2019	1,124	$17.80	6.06
Vested and expected to vest at December 27, 2019	1,124	$17.80	6.06
Exercisable at December 27, 2019	958	$15.48	5.68

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual
	Options	Price	Term
	(in thousands)		(in years)
Outstanding at December 29, 2017	1,207	$14.04	7.02
Granted	158	31.54	—
Exercised	(85)	7.85	—
Forfeited or expired	(28)	5.07	—
Outstanding at December 28, 2018	1,252	$16.87	6.62
Vested and expected to vest at December 28, 2018	1,252	$16.87	6.62
Exercisable at December 28, 2018	838	$12.20	5.58

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual
	Options	Price	Term
	(in thousands)		(in years)
Outstanding at December 30, 2016	1,311	$10.15	6.69
Granted	199	30.28	—
Exercised	(271)	7.02	—
Forfeited or expired	(32)	15.65	—
Outstanding at December 29, 2017	1,207	$14.04	7.02
Vested and expected to vest at December 29, 2017	1,207	$14.04	7.02
Exercisable at December 29, 2017	660	$8.84	5.58

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of the status of the Company’s nonvested options and changes in nonvested options is presented below:

		Weighted-
		Average
		Grant-Date
	Options	Fair Value
	(in thousands)
Nonvested at December 28, 2018	414	$8.69
Granted	—	—
Vested	(242)	9.43
Forfeited	(6)	10.87
Nonvested at December 27, 2019	166	12.15

		Weighted-
		Average
		Grant-Date
	Options	Fair Value
	(in thousands)
Nonvested at December 29, 2017	547	$6.43
Granted	158	12.73
Vested	(263)	7.29
Forfeited	(28)	5.07
Nonvested at December 28, 2018	414	8.69

		Weighted-
		Average
		Grant-Date
	Options	Fair Value
	(in thousands)
Nonvested at December 30, 2016	653	$4.75
Granted	199	12.23
Vested	(273)	6.68
Forfeited	(32)	15.65
Nonvested at December 29, 2017	547	6.43

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Summary of Restricted Stock Activity

A summary of restricted stock activity under the 2008 Plan as of December 27, 2019 is presented below:

		Weighted-
		Average
	Restricted Stock	Grant Date Fair Value
	(in thousands)
Outstanding at December 28, 2018	64	$22.28
Awarded	37	35.60
Vested	(43)	18.90
Forfeited	—	—
Outstanding at December 27, 2019	58	$33.33

Outstanding at December 29, 2017	87	$17.67
Awarded	22	28.17
Vested	(45)	16.09
Forfeited	—	—
Outstanding at December 28, 2018	64	$22.28

Outstanding at December 30, 2016	99	$11.37
Awarded	28	31.53
Vested	(40)	33.02
Forfeited	—	—
Outstanding at December 29, 2017	87	$17.67

Summary of Performance-Based Restricted Stock Unit Activity

A summary of performance-based restricted stock unit activity under the 2008 Plan as of December 27, 2019 is presented below:

	Performance-Based	Weighted-Average
	Restricted Stock Unit	Grant Date Fair Value
	(in thousands)
Outstanding at December 28, 2018	280	$21.94
Awarded	329	28.99
Released	(175)	21.94
Forfeited	(3)	27.28
Outstanding at December 27, 2019	431	$27.28

Outstanding at December 29, 2017	—	$—
Awarded	280	21.94
Vested	—	—
Forfeited	—	—
Outstanding at December 28, 2018	280	$21.94

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Fair Value Valuation Assumptions

Stock Option Grants

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

	2019	2018			2017
Expected volatility	34%	37%	-	38%	38%	-	41%
Expected dividends	0%			0%			0%
Expected term (in years)	6			6			6
Risk-free rate	2.49%	2.65%	-	2.78%	1.86%	-	2.08%

RSA and PBRSU Grants

The Company’s restricted stock awards are valued on the closing price of the Company’s common stock on the date of grant and typically vest over a three-year period.

The Company’s performance-based restricted stock unit awards are valued on the closing price of the Company’s common stock on the date of grant and vest over performance period. Under the Company’s new performance-based restricted stock unit (“PBRSU”) design, 50% of each award will vest based upon the Company’s EBITDA performance over a two-year and four-year performance periods (“EBITDA Units”), and the remaining 50% of each award will vest based upon the Company’s earnings per share performance over a two-year and four-years-performance periods (“EPS Units”) for awards granted for 2019 and 2018, respectively. The Company must achieve a 10% growth rate for the threshold number of EBITDA Units and EPS Units to vest for any performance year, and the target number of EBITDA Units and EPS Units will only vest in any performance year if the Company is able to achieve a 20% growth rate. The Compensation Committee determined to move away from its historical practice of granting only time-based equity awards and introduced the PBRSUs in order to further align the interests of the Company’s executives with those of shareholders by strengthening the relationship between executive pay and the Company’s performance against two critical performance metrics that the Company believes will drive value creation for its shareholders.

ESPP

The fair value of ESPP purchase rights issued is calculated using the Black‑Scholes valuation model that uses the assumptions noted in the following table. Purchase right under the ESPP are generally granted on either January 1 or July 1 of each year. The assumptions are as follows:

	2019	2018	2017
Weighted-average expected term (in years)	.5	.5	.5
Risk-Free interest Rate	2.3%	1.4%	0.65%
Stock Price Volatility	35.6%	37.9%	40.7%
Dividend yield	0%	0%	0%
Fair Value	$33.01	$26.86	$23.02

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11. INCOME TAXES

The provision for income taxes is comprised of:

	Fiscal Year
	2019	2018	2017
	(in thousands)
Current federal taxes	$(548)	$3,632	$635
Current state taxes	551	1,389	306
Deferred federal taxes	(159)	(2,539)	431
Deferred state taxes	(29)	(351)	190
	$(185)	$2,131	$1,562

The provision for income taxes reconciles to the amounts computed by applying the statutory federal tax rate of 21% for fiscal years 2019 and 2018, and 34% for fiscal year 2017, to the Company’s income before income taxes. The sources and tax effects of the differences for fiscal years 2019, 2018 and 2017 are as follows:

	2019	2018	2017
	(in thousands)
Computed “expected” federal income tax expense	$977	$2,554	$4,655
Permanent differences	163	77	(61)
Nondeductible Executive Compensation	688	—	—
Stock options and disqualifying dispositions	(731)	(354)	(1,629)
Tax Act - federal rate change	—	—	(1,277)
Energy efficient building deduction	(1,291)	(919)	—
Current and deferred state income tax expense, net of federal benefit	466	815	287
Change in valuation allowances on deferred tax assets	—	—	15
Federal deferred tax adjustments	231	220	(441)
Adjustment for uncertain tax positions	(282)	61	363
Research and development tax credit	(510)	(313)	(188)
Adjustment to prior earn-out liability	—	(198)	—
Non-deductible transaction expenses	—	203	—
Other	27	(15)	(162)
True up income tax accounts	77	—	—
	$(185)	$2,131	$1,562

Differences between the Company’s effective income tax rate and what would be expected if the federal statutory rate was applied to income before income tax from continuing operations are primarily due to state income tax expense, research and development tax credits, energy efficient building deductions, stock options and disqualifying dispositions. On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law, which, among other items, lowered the U.S. corporate tax rate from 35% to 21%, effective January 1, 2018. As a result of the Tax Act, the Company recorded a one-time decrease in deferred tax expense of $1.3 million for the fiscal quarter ended December 29, 2017 to account for the remeasurement of the Company’s deferred tax assets and liabilities on the enactment date.

Shortly after the Tax Act was enacted, the Securities and Exchange Commission issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) to address the application of generally accepted accounting principles in the United States of America, or GAAP, and directing taxpayers to consider the impact of the Tax Act as “provisional” when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for the change in tax law.  In accordance with SAB 118, the Company recognized the provisional tax impacts during fiscal year 2017.  As of December 28, 2018, the Company’s accounting for the Tax Act was complete. An adjustment of $0.2 million additional deferred tax expense was recorded due to the corporate tax rate change impact on adjustments to temporary differences that were estimated at the time of the tax provision and finalized for the tax return.

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets and liabilities are as follows:

	December 27,	December 28,
	2019	2018
	(in thousands)
Deferred tax assets:
Accounts receivable allowance	$315	$122
Other accrued liabilities	2,124	2,714
Federal and state net operating losses	18,717	20,569
Lease liability	6,467	—
Stock compensation	3,381	2,167
Adjustments to fair value of assets	79	733
Other	622	173
	31,705	26,478
Valuation allowance	(86)	(86)
Net deferred tax assets	$31,619	$26,392
Deferred tax liabilities:
Deferred revenue	$(5,031)	$(5,702)
Fixed assets	(618)	(116)
Intangible assets	(10,077)	(8,041)
Lease right-of-use assets	(6,127)	—
Other	(454)	(212)
	(22,307)	(14,071)
Net deferred tax asset	$9,312	$12,321

At December 27, 2019, the Company had federal and state operating loss carryovers of $72.7 million and $58.0 million, respectively. The carryovers expire through 2039.

During each fiscal year, management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize existing deferred tax assets. For fiscal years 2019 and 2018, the Company ultimately determined that it was more-likely-than-not that the entire California net operating loss will not be utilized prior to expiration. Significant pieces of objective evidence evaluated included the Company’s history of utilization of California net operating losses in prior years for each of the Company’s subsidiaries, as well as the Company’s forecasted amount of net operating loss utilization for certain members of the combined group. As of December 27, 2019 and December 28, 2018, the Company had a valuation allowance in the amount of $86,000, respectively, related to California net operating losses.

During the fiscal year ending December 27, 2019, the Company decreased its recorded liability for uncertain tax positions to $142,000. This decrease resulted from the expiration of federal uncertain tax positions during fiscal year 2019. The Company may be subject to examination by the Internal Revenue Service (“IRS”) for calendar years 2016 through 2019. The Company may also be subject to examination on certain state and local jurisdictions for the years 2015 through 2019.

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company's policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense.  Following is reconciliation of beginning and ending amounts of unrecognized tax benefits:

Amount
(in thousands)
Balance as of December 28, 2018	$424
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	5
Reductions for tax positions related to the current year	—
Reductions for tax positions of prior years	(287)
Balance as of December 27, 2019	$142

During the year ended December 27, 2019, the Internal Revenue Service continued its audit of the Company’s tax return for the fiscal year ended December 30, 2016. The Company has not determined the impact of this examination due to the audit process having not been completed.

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12. EARNINGS PER SHARE (“EPS”)

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

The following table sets forth the number of weighted‑average common shares outstanding used to compute basic and diluted EPS:

	Fiscal Year
	2019	2018	2017
	(in thousands, except per share amounts)
Net income	$4,841	$10,030	$12,129
Weighted-average common shares outstanding	11,162	9,264	8,541
Effect of dilutive stock options and restricted stock awards	604	499	614
Weighted-average common shares outstanding-diluted	11,766	9,763	9,155
Earnings per share:
Basic	$0.43	$1.08	$1.42
Diluted	$0.41	$1.03	$1.32

For the fiscal year ended December 27, 2019, 155,300 options were excluded from the calculation of dilutive potential common shares, compared to 247,800 and 114,600 options, for 2018 and 2017, respectively. These options were not included in the computation of dilutive potential common shares because the assumed proceeds per share exceeded the average market price per share for the respective periods. Accordingly, the inclusion of these options would have been anti‑dilutive.

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13. BUSINESS COMBINATIONS

Acquisition of E3, Inc.

On October 28, 2019, the Company, through its wholly-owned subsidiary, WES acquired all of the capital stock of Energy and Environmental Economics, Inc. (“E3, Inc.”), pursuant to the terms of a stock purchase agreement (the “Stock Purchase Agreement”) by and among the Company, WES, E3, Inc., each of the stockholders of E3, Inc. (the “E3, Inc. Stockholders”) and Ren Orans, as seller representative of the E3, Inc. Stockholders. E3, Inc. is an energy consulting firm that helps utilities, regulators, policy makers, developers, and investors make strategic decisions as they implement new public policies, respond to technological advances, and address customers’ shifting expectations in clean energy. The Company believes that E3 will provide Willdan and our clients visibility into future market trends and position us to advise clients on upcoming policy, electrification, and decarbonization. E3, Inc.’s financial information is included within the Energy segment beginning in the fourth quarter of fiscal year 2019. The Company expects to finalize the purchase price allocation with respect to this transaction during the fourth quarter of fiscal 2020.

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

The Company borrowed $30.0 million under its Delayed Draw Term Loan on October 28, 2019 to fund the $27.0 million cash payment paid on the E3, Inc. Closing Date.

The acquisition was accounted for as a business combination in accordance with ASC 805. Under ASC 805, the Company recorded the acquired assets and assumed liabilities at their estimated fair value with the excess allocated to goodwill. Goodwill represents the value the Company expects to achieve through the operational synergies, the expansion into new markets and the acquired company’s assembled work force. The Company estimates that the entire $22.0 million of goodwill resulting from the acquisition will be tax deductible.

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Preliminary consideration for the acquisition includes the following:

E3, Inc.
(in thousands)
Cash paid	$25,217
Other working capital adjustment	1,973
Issuance of common stock	5,000
Contingent Consideration	7,000
Total consideration	$39,190

The following table summarizes the preliminary amounts for the acquired assets recorded at their estimated fair value as of the acquisition date:

E3, Inc.
(in thousands)
Current assets	$5,316
Non-current assets (1)	341
Cash	2,264
Equipment and leasehold improvements, net	409
Right-of-use assets	6,766
Current lease liability	(593)
Non-current lease liability	(7,870)
Liabilities	(3,138)
Backlog	2,500
Customer relationships	8,300
Tradename	2,000
Non-compete	900
Goodwill	21,995
Net assets acquired	$39,190
(1)	Excluded from non-current assets are equipment and leasehold improvements, net, right-of-use assets, customer relationships, tradename, backlog and goodwill.

There were $0.1 million in acquisition related costs associated with E3, Inc. included in other general and administrative expenses in the consolidated statements of comprehensive income for the fiscal year ended December 27, 2019.

During the fiscal 2019, the acquisition of E3, Inc. contributed $3.7 million in revenue and $1.2 million of income from operations.

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

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

expansion into new markets and the acquired company’s assembled work force. The Company estimates that the entire $6.2 million of goodwill resulting from the acquisition will be tax deductible.

Preliminary consideration for the acquisition includes the following:

Onsite Energy
(in thousands)
Cash paid	$24,411
Other working capital adjustment	494
Total consideration	$24,905

The following table summarizes the preliminary amounts for the acquired assets recorded at their estimated fair value as of the acquisition date:

Onsite Energy
(in thousands)
Current assets	$22,254
Non-current assets (1)	10
Equipment and leasehold improvements, net	39
Right-of-use assets	828
Current lease liability	(168)
Non-current lease liability	(660)
Liabilities	(12,222)
Backlog	800
Customer relationships	7,374
Tradename	500
Goodwill	6,150
Net assets acquired	$24,905
(1)	Excluded from non-current assets are equipment and leasehold improvements, net, right-of-use assets, customer relationships, tradename, backlog and goodwill.

During fiscal year 2019, the Company made adjustments, primarily related to other working capital, to the consideration paid for Onsite Energy which resulted in an adjustment to the preliminary purchase price allocation of Onsite Energy. The adjustments resulted in a decrease in current assets of $0.2 million and an increase of $0.9 million in the carrying value of goodwill.

There were $0.3 million in acquisition related costs associated with Onsite Energy included in other general and administrative expenses in the consolidated statements of comprehensive income for the fiscal year ended December 27, 2019.

During the fiscal 2019, the acquisition of Onsite Energy contributed $7.7 million in revenue and $1.8 million of income from operations.

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

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Consideration for the acquisition includes the following:

The Weidt Group
(in thousands)
Cash paid	$22,136
Other working capital adjustment	-
Total consideration	$22,136

The following table summarizes the preliminary amounts for the acquired assets recorded at their estimated fair value as of the acquisition date:

The Weidt Group
(in thousands)
Current assets	$2,317
Non-current assets (1)	25
Equipment and leasehold improvements, net	198
Right-of-use assets	1,730
Current lease liability	(245)
Non-current lease liability	(1,533)
Liabilities	(612)
Backlog	750
Customer relationships	4,240
Tradename	550
Developed technology	3,170
Goodwill	11,546
Net assets acquired	$22,136
(1)	Excluded from non-current assets are equipment and leasehold improvements, net, right-of-use assets, customer relationships, tradename, developed technology, backlog and goodwill.

During fiscal year 2019, the Company made adjustments, primarily related to other working capital, to the consideration paid for The Weidt Group which resulted in an adjustment to the preliminary purchase price allocation of The Weidt Group. The adjustments resulted in an aggregate increase of $0.9 million in the carrying value of backlog, customer relationships, tradename, developed technology and an aggregate decrease of $1.2 million in the carrying value of liabilities and goodwill. The decrease in the fair value of intangible assets resulted in a reduction of amortization expense of $0.1 million the fiscal year ended December 27, 2019.

There were $0.4 million in acquisition related costs associated with The Weidt Group included in other general and administrative expenses in the condensed consolidated statements of comprehensive income for the fiscal year ended December 27, 2019.

During the fiscal 2019, the acquisition of The Weidt Group contributed $11.4 million in revenue and $1.9 million of income from operations.

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

On November 9, 2018, the Company completed the acquisition and, pursuant to the Merger Agreement, Merger Sub was merged with and into Lime Energy, with Lime Energy surviving as a wholly-owned indirect subsidiary of the Company. The aggregate purchase price paid in the acquisition was $120.0 million, exclusive of closing holdbacks and adjustments. A portion of the purchase price was deposited into escrow accounts to secure certain potential post-closing obligations of the participating securityholders. The Company paid the purchase price for the acquisition using a combination of cash on hand (including $50.0 million of the $56.4 million in net proceeds received from the Company’s equity offering in October 2018) and proceeds from the Company’s borrowings under its Delayed Draw Term Loan Facility.

The acquisition was accounted for as a business combination in accordance with ASC 805. Under ASC 805, the Company recorded the acquired assets and assumed liabilities at their estimated fair value with the excess allocated to goodwill. Goodwill represents the value the Company expects to achieve through the operational synergies and the expansion into new markets. The Company estimates that the entire $47.7 million of goodwill resulting from the acquisition will not be tax deductible. Consideration for the acquisition includes the following information:

Lime Energy
(in thousands)
Cash paid	$122,439
Other working capital adjustment	-
Total consideration	$122,439

The following table summarizes the amounts for the acquired assets recorded at their estimated fair value as of the acquisition date:

Lime Energy
(in thousands)
Current assets (1)	$45,401
Non-current assets (2)	10,605
Cash	1,090
Equipment and leasehold improvements, net	1,892
Liabilities	(33,603)
Customer relationships	35,000
Tradename	5,970
Developed technology	7,040
Backlog	1,300
Goodwill	47,744
Net assets acquired	$122,439
(1)	Excluded from current assets is cash
(2)	Excluded from non-current assets are equipment and leasehold improvements, net, customer relationships, tradename, developed technology, backlog and goodwill.

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During fiscal year 2019, the Company made adjustments, primarily related to other working capital, to the consideration paid for Lime Energy which resulted in an adjustment to the preliminary purchase price allocation of Lime Energy. The adjustments resulted in an aggregate increase of $16.2 million in the carrying value of customer relationships and backlog, and an aggregate decrease of $16.2 million in the carrying value of non-current assets, goodwill and developed technology. The increase in the fair value of intangible assets resulted in an additional amortization expense charge of $1.2 million for fiscal 2019.

During the fiscal 2019, the acquisition of Lime Energy contributed $158.7 million in revenue and $3.5 million of income from operations.

There were $0.2 million in acquisition related costs associated with Lime Energy included in other general and administrative expenses in the condensed consolidated statements of comprehensive income for the fiscal year ended December 27, 2019.

The following unaudited pro forma financial information for the fiscal years ended December 27, 2019 and December 28, 2018 assumes that the acquisitions of substantially all of the assets and liabilities of E3, Inc., Onsite Energy and The Weidt Group and that the acquisition of all the outstanding shares of Lime Energy each occurred on the first day of the year prior to the year of acquisition:

	Fiscal Year
	2019	2018
	(in thousands, except per share data)
Pro forma revenue	$473,655	$452,082

Pro forma income from operations	$10,937	$19,694
Pro forma net income (1)	$6,161	$11,934

Earnings per share:
Basic	$0.55	$1.09
Diluted	$0.52	$1.04

Weighted average shares outstanding:
Basic	11,162	10,990
Diluted	11,766	11,489
(1)	Adjustments to pro forma net income include income from operations, amortization and interest expenses.

This pro forma supplemental information does not purport to be indicative of what the Company’s operating results would have been had this transaction occurred on December 30, 2017 and may not be indicative of future operating results.

During the fiscal year ended December 27, 2019, the acquisition of E3, Inc., Onsite Energy, The Weidt Group and Lime Energy contributed $181.5 million in revenue and $8.4 million of income from operations.

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

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The tables below reflect selected quarterly information for the fiscal years ended December 27, 2019 and December 28, 2018.

	Fiscal Three Months Ended
	March 29,	June 28,	September 27,	December 27,
	2019	2019	2019	2019
	(in thousands except per share amounts)
Contract revenue	$91,793	$104,396	$117,494	$129,416
Income (loss) from operations	(234)	2,773	1,295	5,529
Income tax (benefit) expense	(927)	(70)	(376)	1,188
Net income (loss)	(417)	1,640	416	3,202
Earnings per share:
Basic	$(0.04)	$0.15	$0.04	$0.28
Diluted	$(0.04)	$0.14	$0.04	$0.27
Weighted-average shares outstanding:
Basic	10,974	11,100	11,217	11,357
Diluted	10,974	11,679	11,789	11,913

	Fiscal Three Months Ended
	March 30,	June 29,	September 28,	December 28,
	2018	2018	2018	2018
	(in thousands except per share amounts)
Contract revenue	$54,595	$59,833	$71,386	$86,438
Income from operations	1,974	4,205	4,913	1,679
Income tax expense (benefit)	(242)	869	1,597	(93)
Net income	2,203	3,315	3,311	1,201
Earnings per share:
Basic	$0.25	$0.38	$0.37	$0.11
Diluted	$0.24	$0.36	$0.35	$0.11
Weighted-average shares outstanding:
Basic	8,753	8,796	8,844	10,662
Diluted	9,185	9,288	9,343	11,217

115

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

16.  SUBSEQUENT EVENTS

The Company evaluates subsequent events in accordance with ASC Topic 855, Subsequent Events. The Company evaluates subsequent events up until the date the consolidated financial statements are issued. As of March 5, 2020, there were no subsequent events required to be reported.

116

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in and/or disagreements with accountants on accounting and financial disclosure during the fiscal year ended December 27, 2019.

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

In connection with the preparation of this Annual Report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 27, 2019. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, as of December 27, 2019.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a‑15(f) under the Securities Exchange Act of 1934, as amended). Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 27, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework). Our management has concluded that, as of December 27, 2019, our internal control over financial reporting was effective based on these criteria.

As discussed in Note 13, “Business Combinations”, to our consolidated financial statements, we acquired The Weidt Group, Onsite Energy, and E3, Inc. on March 8, 2019, July 2, 2019, and October 28, 2019, respectively. As permitted by guidelines established by the SEC for newly acquired business, we excluded the acquisitions from the scope of our assessment on internal controls over financial reporting for the fiscal year ended December 27, 2019. These acquisitions contributed approximately $48.7 million to our consolidated total assets as of December 27, 2019, and $22.9 million to our consolidated revenues for the fiscal year ended December 27, 2019. We are in the process of integrating these businesses into our overall internal controls over financial reporting process and plan to include our assessment of each businesses’ internal control over financial reporting within one year of the applicable acquisition date.

Report of Independent Registered Public Accounting Firm

Crowe LLP, the independent registered public accounting firm that audited the fiscal year 2019 consolidated financial statements included in this Annual Report on Form 10‑K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 27, 2019, which is included herein.

Changes in Internal Controls

On March 8, 2019, July 2, 2019, and October 28, 2019, we completed the acquisition of The Weidt Group, Onsite Energy, and E3, Inc.. Prior to the acquisition, The Weidt Group, Onsite Energy, and E3, Inc. were privately-held companies and was not subject to the Sarbanes-Oxley Act of 2002, the rules and regulations of the SEC, or other corporate governance requirements applicable to public reporting companies. As part of our ongoing integration activities, we are continuing to incorporate our controls and procedures into The Weidt Group, Onsite Energy, and E3, Inc. and to augment our company-wide controls to reflect the risks that may be inherent in acquisitions of privately-held companies.

Other than our integration of The Weidt Group, Onsite Energy, and E3, Inc., there have been no changes in our internal control over financial reporting during the quarter ended December 27, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to Willdan Group, Inc.’s Proxy Statement for its 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the Company’s 2019 fiscal year.

We have posted our Code of Ethical Conduct on our website, www.willdan.com, under the heading “Investors—Corporate Governance—Governance Documents.” The Code of Ethical Conduct applies to our Chief Executive Officer and Chief Financial Officer. Upon request and free of charge, we will provide any person with a copy of the Code of Ethical Conduct. See “Item 1. Business—Available Information.” To the extent required by rules adopted by the SEC and the Nasdaq Stock Market, we intend to promptly disclose future amendments to certain provisions of the code, or waivers of such provisions granted to executive officers and directors on our website at www.willdan.com under “Investors—Corporate Governance.”

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to Willdan Group, Inc.’s Proxy Statement for its 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the Company’s 2019 fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this item is incorporated by reference to Willdan Group, Inc.’s Proxy Statement for its 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the Company’s 2019 fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to Willdan Group, Inc.’s Proxy Statement for its 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the Company’s 2019 fiscal year.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to Willdan Group, Inc.’s Proxy Statement for its 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the Company’s 2019 fiscal year.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)  The following documents are filed as part of this report:

1.Financial Statements

The financial statements included in Part II, Item 8 of this document are filed as part of this Annual Report on Form 10-K.

2.Financial Statements Schedules

All required schedules are omitted because they are not applicable or the required information is shown in the financial statements or the accompanying notes.

3.Exhibits

The exhibits filed as part of this annual report are listed in Item 15(b).

(b)  Exhibits.

The following exhibits are filed as a part of this report:

Exhibit Number	Exhibit Description
2.1

Stock Purchase Agreement, dated July 28, 2017, by and among Willdan Group, Inc., Willdan Energy Solutions, Integral Analytics, Inc., the Shareholders of Integral Analytics, Inc. and the Sellers’ Representative (as defined therein) (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Willdan Group, Inc.’s Current Report on Form 8-K, filed with the SEC on August 3, 2017).

2.2

Amendment No. 1, dated as of August 1, 2019, to the Stock Purchase Agreement, dated as of July 28, 2017, by and among Willdan Group, Inc., Willdan Energy Solutions, Integral Analytics, Inc., the stockholders of Integral Analytics, Inc. and the Sellers’ Representative (as defined therein) (incorporated by reference to Exhibit 2.2 to Willdan Group, Inc.’s Quarterly Report on Form 10-Q filed on November 1, 2019).

2.3

Merger Agreement, dated as of October 1, 2018, by and among Willdan Energy Solutions, Luna Fruit, Inc., Lime Energy Co. and Luna Stockholders Representative, LLC, as representative of the participating securityholders of Lime Energy Co. (incorporated by reference to Exhibit 2.1 to Willdan Group, Inc.’s Current Report on Form 8-K filed on October 3, 2018).

2.4‡

Stock Purchase Agreement, dated as of October 28, 2019, by and among Willdan Group, Inc., Willdan Energy Solutions, Energy and Environmental Economics, Inc., each of the stockholders of Energy and Environmental Economics, Inc., and Ren Orans, as seller representative of the stockholders of Energy and Environmental Economics, Inc. (incorporated by reference to Exhibit 2.1 to Willdan Group, Inc.’s Quarterly Report on Form 10-Q filed on October 31, 2019).

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

4.2*	Description of Willdan Group, Inc.’s Capital Stock.
4.3

The Company agrees to furnish to the Securities and Exchange Commission upon request a copy of each instrument with respect to issues of long‑term debt of Willdan Group, Inc. and its subsidiaries, the authorized principal amount of which does not exceed 10% of the consolidated assets of Willdan Group, Inc. and its subsidiaries.

10.1

Amended and Restated Credit Agreement, dated as of June 26, 2019, by and among Willdan Group, Inc., the Guarantors (as defined therein), the Lenders (as defined therein) and BMO Harris Bank N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Willdan Group, Inc.’s Current Report on Form 8-K filed on July 2, 2019).

10.2*

First Amendment to Amended and Restated Credit Agreement, dated as of August 15, 2019, by and among Willdan Group, Inc., the Guarantors signatory thereto, the Lenders signatory thereto and BMO Harris Bank N.A., as administrative agent.

10.3*

Second Amendment to Amended and Restated Credit Agreement, dated as of November 6, 2019, by and among Willdan Group, Inc., the Guarantors signatory thereto, the Lenders signatory thereto and BMO Harris Bank N.A., as administrative agent.

10.4

Security Agreement, dated as of October 1, 2018, by and among Willdan Group, Inc. the other Debtors (as defined therein) and BMO Harris Bank N.A. (incorporated by reference to Exhibit 10.2 to Willdan Group, Inc.’s Current Report on Form 8-K filed on October 3, 2019).

10.5

Master Reaffirmation of and Amendment to Collateral Documents, dated as of June 26, 2019, by and among Willdan Group, Inc., the other Debtors (as defined therein) and BMO Harris Bank N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to Willdan Group, Inc.’s Current Report on Form 8-K, filed with the SEC on July 2, 2019).

10.6†

Willdan Group, Inc. 2006 Stock Incentive Plan (incorporated by reference to Willdan Group, Inc.’s Registration Statement on Form S-1, filed with the SEC on August 9, 2006, as amended (File No. 333-136444)).

10.7†

Form of Incentive Stock Option Agreement (incorporated by reference to Willdan Group, Inc.’s Registration Statement on Form S-1, filed with the SEC on August 9, 2006, as amended (File No. 333-136444)).

10.8†

Form of Non‑Qualified Stock Option Agreement (incorporated by reference to Willdan Group, Inc.’s Registration Statement on Form S-1, filed with the SEC on August 9, 2006, as amended (File No. 333-136444)).

10.9†

Willdan Group, Inc. Amended and Restated 2008 Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to Willdan Group, Inc.’s Current Report on Form 8-K, filed with the SEC on June 17, 2019).

10.10†	Amended and Restated Willdan Group, Inc. 2006 Employee Stock Purchase Plan (incorporated by reference to Willdan Group, Inc.’s Current Report on Form 8-K, filed with the SEC on June 9, 2017).
10.11†

Form of Indemnification Agreement between Willdan Group, Inc. and its Directors and Officers (incorporated by reference to Willdan Group, Inc.’s Current Report on Form 8-K, filed with the SEC on June 13, 2016).

10.12†

Offer Letter from Willdan Group, Inc. to Daniel Chow dated October 29, 2008 and accepted November 9, 2008 (incorporated by reference to Willdan Group, Inc.’s Current Report on Form 8-K, filed with the SEC on December 17, 2008).

Exhibit Number	Exhibit Description
10.13†

Employment Agreement, dated as of May 3, 2011 by and between Willdan Group, Inc. and Thomas D. Brisbin (incorporated by reference to Willdan Group, Inc.’s Current Report on Form 8-K, filed with the SEC on May 4, 2011).

10.14†

Employment Agreement, dated as of December 17, 2014, by and between Willdan Group, Inc. and Mike Bieber (incorporated by reference to Willdan Group, Inc.’s Current Report on Form 8-K, filed with the SEC on January 7, 2015).

10.15†*	Form of Performance Based Restricted Stock Unit Award Agreement.
21.1*	Subsidiaries of Willdan Group, Inc.
23.1*	Consent of Crowe LLP.
23.2*	Consent of KPMG LLP.
24.1*	Power of Attorney (included on signature page hereto).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes‑Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a‑14(a) or 15d‑14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes‑Oxley Act of 2002.
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to § 906 of the Sarbanes‑Oxley Act of 2002.
101*

Interactive data files pursuant to Rule 405 of Regulation S‑T: (i) the Consolidated Balance Sheets as of December 27, 2019 and December 28, 2018; (ii) the Consolidated Statements of Comprehensive Income for each of the fiscal years in the three‑year period ended December 27, 2019; (iii) the Consolidated Statements of Stockholders’ Equity for each of the fiscal years in the three‑year period ended December 27, 2019; (iv) the Consolidated Statement of Cash Flows for each of the fiscal years in the three‑year period ended December 27, 2019; and (v) the Notes to the Consolidated Financial Statements.

*Filed herewith.

**Furnished herewith.

‡Portions of the referenced exhibit have been omitted pursuant to Item 601(b) of Regulation S-K because it (i) is not material and (ii) would be competitively harmful if publicly disclosed.

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
March 5, 2020

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

Signature	Title	Date

/s/ Thomas D. Brisbin	Chairman and Chief Executive Officer (principal executive officer)	March 5, 2020
Thomas D. Brisbin

/s/ Stacy B. McLaughlin	Chief Financial Officer and Vice President (principal financial officer and principal accounting officer)	March 5, 2020
Stacy B. McLaughlin

/s/ Keith W. Renken	Director	March 5, 2020
Keith W. Renken

/s/ Steven A. Cohen	Director	March 5, 2020
Steven A. Cohen

/s/ Debra G. Coy	Director	March 5, 2020
Debra G. Coy

/s/ Raymond W. Holdsworth	Director	March 5, 2020
Raymond W. Holdsworth

/s/ Douglas J. McEachern	Director	March 5, 2020
Douglas J. McEachern

/s/ Dennis V. McGinn	Director	March 5, 2020
Dennis V. McGinn

/s/ Mohammad Shahidehpour	Director	March 5, 2020
Mohammad Shahidehpour