Form 10-Q
period 2020-04-03
Willdan Group, Inc.
filed 2020-05-08
CIK 1370450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2020

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

As of May 6, 2020, there were 11,649,968 shares of common stock, $0.01 par value per share, of Willdan Group, Inc. issued and outstanding.

WILLDAN GROUP, INC.

FORM 10-Q QUARTERLY REPORT

i

CAUTIONARY STATEMENT REGARDING FORWARD‑LOOKING INFORMATION

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

All of our forward-looking statements are subject to risks and uncertainties that may cause our actual results to differ materially from our expectations. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to:

•

the extent to which the coronavirus (“Covid-19”) pandemic and measures taken to contain its spread ultimately impact our business, results of operation and financial condition, including the speed with which our various direct install programs for small businesses are able to resume normal operations following government mandated shutdowns;

•	our ability to adequately complete projects in a timely manner;
•	our ability to compete successfully in the highly competitive energy efficiency services market, which represented 84% of our consolidated revenue in fiscal year 2019;
•	our reliance on work from our top ten clients, which accounted for 51% of our consolidated contract revenue for fiscal year 2019;
•	changes in state, local and regional economies and government budgets;
•	our ability to win new contracts, to renew existing contracts and to compete effectively for contracts awarded through bidding processes;
•	our ability to successfully integrate our acquisitions and execute on our growth strategy;
•	our ability to make principal and interest payments on our outstanding debt as they come due and to comply with the financial covenants contained in our debt agreements; and
•	our ability to obtain financing and to refinance our outstanding debt as it matures.

The factors noted above and risks included in our other SEC filings may be increased or intensified as a result of the COVID-19 pandemic, including if there is a resurgence of the COVID-19 virus after the initial outbreak subsides.  The extent to which the COVID-19 pandemic ultimately impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted.  See the risk factor in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q, “The COVID-19 pandemic and health and safety measures intended to reduce its spread have adversely affected, and may continue to adversely affect, our business, results of operations and financial condition.” The above is not a complete list of factors or events that could cause actual results to differ from our expectations, and we cannot predict all of them. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements disclosed elsewhere in this Quarterly Report on Form 10-Q, and under Part I, Item 1A. “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 27, 2019, as such disclosures may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange Commission, including subsequent Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and public communications. You should evaluate all forward-looking statements made in this Quarterly Report on Form 10-Q and otherwise in the context of these risks and uncertainties.

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

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(Unaudited)

	April 3,	December 27,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$12,304	$5,452
Accounts receivable, net of allowance for doubtful accounts of $1,455 and $1,147 at April 3, 2020 and December 27, 2019, respectively	61,589	57,504
Contract assets	61,753	101,418
Other receivables	5,099	4,845
Prepaid expenses and other current assets	5,589	6,254
Total current assets	146,334	175,473
Equipment and leasehold improvements, net	13,137	12,051
Goodwill	130,003	127,647
Right-of-use assets	22,612	22,297
Other intangible assets, net	73,580	76,837
Other assets	15,689	16,296
Deferred income taxes, net	11,448	9,312
Total assets	$412,803	$439,913
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$43,938	$34,000
Accrued liabilities	39,878	67,615
Contingent consideration payable	5,148	5,155
Contract liabilities	7,165	5,563
Notes payable	13,722	13,720
Finance lease obligations	421	375
Lease liability	5,717	5,550
Total current liabilities	115,989	131,978
Contingent consideration payable	3,798	4,891
Notes payable	112,268	116,631
Finance lease obligations, less current portion	242	191
Lease liability, less current portion	18,051	18,411
Other noncurrent liabilities	718	533
Total liabilities	251,066	272,635

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 40,000 shares authorized; 11,640 and 11,497 shares issued and outstanding at April 3, 2020 and December 27, 2019, respectively	116	115
Additional paid-in capital	135,608	132,547
Accumulated other comprehensive loss	(845)	(396)
Retained earnings	26,858	35,012
Total stockholders’ equity	161,737	167,278
Total liabilities and stockholders’ equity	$412,803	$439,913

See accompanying notes to Condensed Consolidated Financial Statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	April 3,	March 29,
	2020	2019
Contract revenue	$106,026	$91,793

Direct costs of contract revenue (inclusive of directly related depreciation and amortization):
Salaries and wages	18,915	14,910
Subcontractor services and other direct costs	56,420	50,948
Total direct costs of contract revenue	75,335	65,858

General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	20,412	15,744
Facilities and facility related	2,694	1,772
Stock-based compensation	4,595	1,817
Depreciation and amortization	4,519	2,654
Other	6,740	4,182
Total general and administrative expenses	38,960	26,169
Loss from operations	(8,269)	(234)

Other income (expense):
Interest expense, net	(1,513)	(1,121)
Other, net	23	11
Total other expense, net	(1,490)	(1,110)
Loss before income taxes	(9,759)	(1,344)

Income tax benefit	(1,605)	(927)
Net loss	(8,154)	(417)

Other comprehensive loss:
Unrealized loss on derivative contracts, net of tax	(449)	(219)
Comprehensive loss	$(8,603)	$(636)

Loss per share:
Basic	$(0.71)	$(0.04)
Diluted	$(0.71)	$(0.04)

Weighted-average shares outstanding:
Basic	11,510	10,974
Diluted	11,510	10,974

See accompanying notes to Condensed Consolidated Financial Statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

				Accumulated
			Additional	other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total
Balance at December 28, 2018	10,968	$110	$114,008	$—	$30,171	$144,289
Shares of common stock issued in connection with employee stock purchase plan	28	—	749	—	—	749
Shares of common stock issued in connection with incentive stock plan	21	—	291	—	—	291
Shares used to pay taxes on stock grants	(66)	(1)	(2,515)	—	—	(2,516)
Issuance of restricted stock award and units	175	2	(2)	—	—	—
Stock-based compensation expense	—	—	1,817	—	—	1,817
Net loss	—	—	—	—	(417)	(417)
Net unrealized loss on derivative contracts	—	—	—	(219)	—	(219)
Balance at March 29, 2019	11,126	$111	$114,348	$(219)	$29,754	$143,994

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive
	Shares	Amount	Capital	Loss	Retained Earnings	Total
Balance at December 27, 2019	11,497	$115	$132,547	$(396)	$35,012	$167,278
Shares of common stock issued in connection with employee stock purchase plan	40	0	1,073	—	—	1,073
Shares of common stock issued in connection with incentive stock plan	19	0	260	—	—	260
Shares used to pay taxes on stock grants	(92)	(1)	(2,866)	—	—	(2,867)
Issuance of restricted stock award and units	176	2	(1)	—	—	1
Stock-based compensation expense	—	—	4,595	—	—	4,595
Net loss	—	—	—	—	(8,154)	(8,154)
Net unrealized loss on derivative contracts	—	—	—	(449)	—	(449)
Balance at April 3, 2020	11,640	$116	$135,608	$(845)	$26,858	$161,737
					.

See accompanying notes to Condensed Consolidated Financial Statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended
	April 3,	March 29,
	2020	2019
Cash flows from operating activities:
Net loss	$(8,154)	$(417)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,519	2,739
Deferred income taxes, net	(2,136)	69
(Gain) loss on sale/disposal of equipment	(16)	(25)
Provision for doubtful accounts	366	27
Stock-based compensation	4,595	1,817
Accretion and fair value adjustments of contingent consideration	334	111
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts receivable	(4,451)	18,043
Contract assets	36,798	(5,765)
Other receivables	(253)	(696)
Prepaid expenses and other current assets	704	918
Other assets	607	(315)
Accounts payable	9,938	(127)
Accrued liabilities	(28,001)	(5,799)
Contract liabilities	1,602	(396)
Right-of-use assets	3	303
Net cash provided by operating activities	16,455	10,487
Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(2,156)	(1,929)
Proceeds from sale of equipment	17	35
Cash paid for acquisitions, net of cash acquired	—	(21,800)
Net cash used in investing activities	(2,139)	(23,694)
Cash flows from financing activities:
Payments on contingent consideration	(1,434)	(1,205)
Payments on notes payable	(151)	(472)
Borrowings under term loan facility and line of credit	9,000	14,000
Repayments under term loan facility and line of credit	(13,250)	(1,750)
Principal payments on finance leases	(96)	(88)
Proceeds from stock option exercise	260	291
Proceeds from sales of common stock under employee stock purchase plan	1,073	749
Shares used to pay taxes on stock grants	(2,867)	(2,516)
Restricted Stock Award and Units	1	—
Net cash (used in) provided by financing activities	(7,464)	9,009
Net increase (decrease) in cash and cash equivalents	6,852	(4,198)
Cash and cash equivalents at beginning of period	5,452	15,259
Cash and cash equivalents at end of period	$12,304	$11,061
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,735	$965
Income taxes	529	—
Supplemental disclosures of noncash investing and financing activities:
Other working capital adjustment	—	579
Equipment acquired under finance leases	193	261

See accompanying notes to Condensed Consolidated Financial Statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION AND OPERATIONS OF THE COMPANY

Willdan Group, Inc. (“Willdan” or the “Company”) is a provider of professional, technical and consulting services to utilities, private industry, and public agencies at all levels of government. As resources and infrastructures undergo continuous change, the Company helps organizations and their communities evolve and thrive by providing a wide range of technical services for energy solutions and government infrastructure. Through engineering, program management, policy advisory, and software and data management, the Company designs and delivers trusted, comprehensive, innovative, and proven solutions to improve efficiency, resiliency, and sustainability in energy and infrastructure.

The Company’s broad portfolio of services operates within two financial reporting segments: (1) Energy and (2) Engineering and Consulting. The interfaces and synergies between these segments are important elements of the Company’s strategy to design and deliver trusted, comprehensive, innovative, and proven solutions for its customers

The accounting policies followed by the Company are set forth in Part II, Item 8, Note 1, Organization and Operations of the Company, of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10‑K for the fiscal year ended December 27, 2019. In the opinion of management, all adjustments necessary to fairly state the Condensed Consolidated Financial Statements have been made. All such adjustments are of a normal, recurring nature. Certain information and footnote disclosures normally included in the Consolidated Financial Statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These Condensed Consolidated Financial Statements and related notes thereto should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10‑K for the fiscal year ended December 27, 2019. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

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

Management’s Plans in Response to Covid-19

On January 30, 2020, the spread of a novel strain of coronavirus (“Covid-19”) was declared a Public Health Emergency of International Concern by the World Health Organization (“WHO”). On March 11, 2020, WHO characterized the Covid-19 outbreak as a pandemic. The Covid-19 pandemic has resulted in governmental authorities around the world implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place or total lock-down orders and business limitations and shutdowns (subject to exceptions for certain essential operations and businesses). The Covid-19 outbreak and restrictions intended to slow the spread of Covid-19 have caused economic and social disruption on an unprecedented scale. It is unclear how long these restrictions will remain in place and they may remain in place in some form for an extended period of time. Given the

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

uncertainties associated with the duration of the pandemic, the Company cannot reasonably estimate the ultimate impacts of Covid-19 and efforts to limit its spread on its business, financial condition, results of operations or cash flows for the foreseeable future or whether the Company’s assumptions used to estimate its future liquidity requirements will be correct.

Health and Safety

In response to the Covid-19 pandemic, the Company has taken and will continue to take temporary precautionary measures intended to help minimize the risk of Covid-19 to its employees, including requiring the majority of its employees to work remotely, suspending non-essential travel and restricting in-person work-related meetings. The Company expects to continue to implement these measures until it has determined that the Covid-19 pandemic is adequately contained for purposes of its business, and may take further actions as government authorities require or recommend or as it determines to be in the best interests of its employees, customers, business partners and third-party service providers.

Financial Position and Results of Operations

The Covid-19 pandemic and efforts to limit its spread negatively impacted the Company’s operations during the three months ended April 3, 2020. In California and New York, the states in which it has historically derived a majority of its revenue, mandatory shutdown orders were issued in March. As such, Covid-19 had only a partial impact on the Company’s operations during its first fiscal quarter of 2020 and it expects the impact to be more significant in its second quarter.

In the Energy segment, the Company has experienced and expects to continue to experience a negative impact on its direct install programs that serve small businesses as a result of restrictions put in place by governmental authorities that have required temporary shutdowns of all “non-essential” businesses. In fiscal 2019, the Company derived approximately 40% of its gross Energy segment revenue from its direct install programs that serve small businesses, and a significant portion of its direct install work on these programs is currently suspended and will remain suspended until Covid-19-related restrictions are lifted. The Company’s other energy programs, which generated approximately 60% of its gross Energy segment revenue in fiscal 2019, are either direct install work for small businesses that have been determined to be “essential” by government authorities or has continued to progress during the pandemic. In addition, some of the Company’s programs in the Energy segment, including certain programs in New York, are considered “essential” under applicable governmental regulations are being accelerated because of their importance to help fight this pandemic

In the Engineering and Consulting segment, the Company’s revenues have been minimally affected. The services in this segment have generally been deemed “essential” by the government and have continued to operate while abiding social distancing measures.

As of May 8, 2020, though some of the Company work has been suspended, none of its contracts have been cancelled.

In response to the Covid-19 pandemic and efforts to prevent its spread, the Company began taking a number of steps during the first quarter of fiscal 2020 aimed at preserving liquidity and positioning itself to resume its growth trajectory after work restrictions are lifted. These steps include:

•

Executing a reduction in workforce, primarily through an unpaid furlough, impacting approximately 300 members of staff. The largest reductions were a result of government-mandated work restrictions impacting the Company’s direct install programs in California and New York;

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

•	A temporary freeze on all non-critical spending for travel, capital expenditures, and other discretionary expenses;

•	A temporary cash wage reduction for salaried employees, ranging from 0% for lower salary bands up to 75% for senior management;

•	Suspension of cash fees for the Company’s Board of Directors, until such time as the Board of Directors determines;

•	Implementing a temporary hiring freeze; and

•	Amending the Company’s credit facility for increased flexibility.

The Company believes that its financial position will allow it to withstand the current economic environment. In the first quarter of fiscal year 2020, the Company enhanced liquidity by minimizing working capital and improving cash collections and, in May 2020, the Company amended its credit facilities to amend certain covenants to increase its financial flexibility. Combined with availability under its credit facilities, the Company believes its enhanced liquidity position provides a cushion against any unforeseen liquidity disruptions. The Company anticipates borrowing additional amounts under its existing credit facility during the second half of fiscal year 2020.

Asset and liability valuation and other estimates used in preparation of financial statements

As of April 3, 2020, the Company did not have any impairment with respect to goodwill or long-lived assets, including intangible assets. Because the full extent of the impact of the Covid-19 outbreak and efforts to slow its spread are unknown at this time, they could, under certain circumstances, cause impairment and result in a non-cash impairment charge being recorded in future periods.

Changes to the estimated future profitability of the business may require that the Company establish an additional valuation allowance against all or some portion of its net deferred tax assets.

Impact on Clients and Subcontractors and Other Risks

The Company primarily works for utilities, municipalities and other public agencies. The Company expects many governmental and other public agencies will have significant budget shortfalls for 2020 and potentially beyond as a result of the economic slowdown from the measures taken to mitigate the Covid-19 pandemic. These potential budget deficits could result in delayed funding for existing contracts with the Company, postponements of new contracts or price concessions.  Further, most of the Company’s clients are not committed to purchase any minimum amount of services, as the Company agreements with them are based on a “purchase order” model. As a result, they may discontinue utilizing some or all of the Company’s services with little or no notice.

 In addition, the Company relies on subcontractors to complete a substantial portion of our work, especially in its Energy segment. If the Company’s preferred subcontractors suffer significant economic harm and must limit or cease operations or file for bankruptcy as a result of the current economic slowdown, the Company’s subcontractors may not be able to fulfill their contractual obligations satisfactorily and the Company may not have the ability to select its subcontractors of choice for new contracts. If the Company’s subcontractors are not able to fulfill their contractual obligations, it could result in a significant increase in costs for the Company to complete the projects.  The ultimate impact of Covid-19 on the Company’s financial condition and results of operations will depend on all of the factors noted above, including other factors that the Company may not be able to forecast at this time. See the risk factor “The Covid-19 pandemic and health and safety measures intended to slow its spread have adversely affected, and may continue to adversely affect, our business, results of operations and financial condition.”  under Part II. Item 1A. of this

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Quarterly Report on Form 10-Q. While the Company expects the impacts of Covid-19 to have an adverse effect on its business, financial condition and results of operations, it is unable to predict the extent of these impacts at this time.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

2. RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements Recently Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires entities to report “expected” credit losses on financial instruments and other commitments to extend credit rather than the current “incurred loss” model. These expected credit losses for financial assets held at the reporting date are to be based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 will also require enhanced disclosures relating to significant estimates and judgments used in estimating credit losses, as well as the credit quality. The Company adopted this standard effective December 28, 2019. The adoption of this standard did not have a material impact on the Company’s Condensed Consolidated Financial Statements

Accounting Pronouncements Recently Issued

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

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

3. REVENUES

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

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

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

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

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

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

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

Retainage, included in contract assets, represents amounts withheld from billings to the Company’s clients pursuant to provisions in the contracts and may not be paid to the Company until specific tasks are completed or the project is completed and, in some instances, for even longer periods. At April 3, 2020 and December 27, 2019, contract assets included retainage of approximately $4.4 million and $5.4 million, respectively.

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

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

4. SUPPLEMENTAL FINANCIAL STATEMENT DATA

Accounts Receivable

From time to time, in connection with factoring agreements, the Company sells trade accounts receivable without recourse to third party purchasers in exchange for cash. During the three months ended April 3, 2020 and March 29, 2019, the Company did not sell any trade accounts receivable.

Equipment and Leasehold Improvements

	April 3,	December 27,
	2020	2019
	(in thousands)
Furniture and fixtures	$4,071	$4,614
Computer hardware and software	15,318	14,789
Leasehold improvements	2,872	2,410
Equipment under finance leases	2,122	1,957
Automobiles, trucks, and field equipment	3,244	3,564
Subtotal	27,627	27,334
Accumulated depreciation and amortization	(14,490)	(15,283)
Equipment and leasehold improvements, net	$13,137	$12,051

Included in accumulated depreciation and amortization is $0.2 million and $0.5 million of amortization expense related to equipment held under finance leases in the fiscal three months ended April 3, 2020 and fiscal year 2019, respectively.

Accrued Liabilities

	April 3,	December 27,
	2020	2019
	(in thousands)
Accrued subcontractor costs	$25,943	$45,366
Other	4,348	4,630
Employee withholdings	3,190	3,463
Compensation and payroll taxes	2,877	3,286
Paid leave bank	1,854	3,114
Accrued bonuses	1,666	7,756
Total accrued liabilities	$39,878	$67,615

Goodwill

	December 27,	Additional	Additions /	April 3,
	2019	Purchase Cost	Adjustments	2020
	(in thousands)
Reporting Unit:
Energy	$126,898	$—	$2,356	$129,254
Engineering and Consulting	749	—	—	749
	$127,647	$—	$2,356	$130,003

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The Company tests for impairment, at a minimum, on an annual basis or earlier when certain events or changes in circumstances indicate that goodwill may more likely than not be impaired. The Company evaluated the current economic impact caused by the Covid-19 pandemic to assess a potential impairment of goodwill and noted that it does not believe it is more likely than not that goodwill was impaired as of April 3, 2020.

Intangible Assets

	April 3, 2020		December 27, 2019
	Gross	Accumulated	Gross	Accumulated	Amortization
	Amount	Amortization	Amount	Amortization	Period
	(in thousands)				(in years)
Finite:
Backlog	$7,134	$4,198	$7,134	$3,763	1.0
Tradename	13,351	5,357	13,351	4,882	2.5	-	6.0
Non-compete agreements	2,320	1,452	2,320	1,384	4.0	-	5.0
Developed technology	14,620	3,883	14,620	3,227	8.0
Customer relationships	60,733	9,688	60,733	8,065	5.0	-	8.0
Total intangible assets	$98,158	$24,578	$98,158	$21,321

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

5. DERIVATIVE FINANCIAL INSTRUMENTS

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

On January 31, 2019, the Company entered into an interest rate swap agreement that the Company designated as cash flow hedge to fix the variable interest rate on a portion of the Company’s Term A Loan (as defined below in Note 6. “Debt Obligations”). The interest rate swap agreement total notional amount of $35.0 million, has a fixed annual interest rate of 2.47% and expires on January 31, 2022. As of April 3, 2020, the effective portion of the Company’s interest rate swap agreement designated as a cash flow hedge before tax effects was $1.0 million, of which no amounts were reclassified from accumulated other comprehensive income to interest expense in the three months ended April 3, 2020. The Company expects to reclassify $0.6 million from accumulated other comprehensive loss to interest expense within the next twelve months.

The fair values of the Company’s outstanding derivatives designated as hedging instruments were as follows:

		Fair Value of Derivative
		Instruments as of
	Balance Sheet Location	April 3, 2020	December 27, 2019
		(in thousands)
Interest rate swap agreement	Accrued liabilities	$(624)	$(241)
Interest rate swap agreement	Other noncurrent (liabilities) assets	$(490)	$(306)

The impact of the effective portions of derivative instruments in cash flow hedging relationships and fair value relationships on other comprehensive income were $0.4 and $0.2 million of the fiscal three months ended April 3, 2020 and March 29, 2019, respectively.

The accumulated balances and reporting period activities and for the three months ended April 3, 2020 related to reclassifications out of accumulated other comprehensive loss are summarized as follows:

	Gain (Loss) on	Accumulated Other
	Derivative Instruments	Comprehensive Loss
	(in thousands)
Balances at December 27, 2019	$(396)	$(396)
Other comprehensive loss before reclassifications	(568)	(568)
Amounts reclassified from accumulated other comprehensive income	—	—
Income tax benefit related to derivative instruments	119	119
Net current-period other comprehensive loss	(845)	(845)
Balances at April 3, 2020	$(845)	$(845)

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

6. DEBT OBLIGATIONS

Debt obligations, excluding obligations under finance leases (see Note 7, Leases, below), consisted of the following:

	April 3,	December 27,
	2020	2019
	(in thousands)
Outstanding borrowings on Term A Loan	$92,500	$95,000
Outstanding borrowings on Revolving Credit Facility	4,000	5,000
Outstanding borrowings on Delayed Draw Term Loan	29,250	30,000
Other debt agreements	909	1,060
Total debt	126,659	131,060
Issuance costs and debt discounts	(669)	(709)
Subtotal	125,990	130,351
Less current portion of long-term debt	13,722	13,720
Long-term debt portion	$112,268	$116,631

Credit Facilities

On June 26, 2019, the Company and certain of its subsidiaries entered into an Amended and Restated Credit Agreement (as amended by the First Amendment, dated as of August 15, 2019, and the Second Amendment, dated as of November 6, 2019, the “Credit Agreement”) with a syndicate of financial institutions as lenders and BMO Harris Bank, N.A. (“BMO”), as administrative agent. The Credit Agreement provides for (i) a $100.0 million secured term loan (the “Term A Loan”), (ii) up to $50.0 million in delayed draw secured term loans (the “Delayed Draw Term Loan”), and (iii) a $50.0 million secured revolving credit facility (the “Revolving Credit Facility” and, collectively with the Term A Loan and the Delayed Draw Term Loan, the “Credit Facilities”), each maturing on June 26, 2024.  The Company’s obligations under the Credit Agreement are guaranteed by its present and future domestic subsidiaries, with limited exceptions.

The Credit Agreement requires the Company to comply with certain financial covenants, including requiring that the Company maintain a (i) total leverage ratio (the “Leverage Ratio”), defined as the ratio of total funded debt to Adjusted EBITDA (as defined in the Credit Agreement), of at least 3.50 to 1.00 through December 31, 2020, and 3.25 to 1.00 thereafter and (ii) fixed charge coverage ratio (“FCCR Ratio”), defined as the ratio of Adjusted EBITDA  less Unfinanced Capital Expenditures (as defined in the Credit Agreement) to Fixed Charges (as defined in the Credit Agreement), of not less than 1.20 to 1.00, in each case tested quarterly.

The Credit Agreement also contains other customary restrictive covenants including (i) restrictions on the incurrence of additional indebtedness and additional liens on property, (ii) restrictions on permitted acquisitions and other investments and (iii) limitations on asset sales, mergers and acquisitions. Further, the Credit Agreement limits the Company’s payment of future dividends and distributions and share repurchases by the Company. Subject to certain exceptions, borrowings under the Credit Agreement are also subject to mandatory prepayment from (a) any issuances of debt or equity securities, (b) any sale or disposition of assets, (c) insurance and condemnation proceeds (d) representation and warranty insurance proceeds related to insurance policies issued in connection with acquisitions and (e) excess cash flow. The Credit Agreement includes customary events of default.

As of April 3, 2020, the Company was in compliance with all covenants contained in the credit agreement.

Other Debt Agreements

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Software Agreements

The Company finances, from time to time, software costs by entering into unsecured notes payable with software providers. During the fiscal year ended December 28, 2018, the Company elected to finance its IBM software costs of $0.2 million with a note payable bearing interest at an annual rate of 4.656%, payable in monthly principal and interest installments of $6,000 through November 2021. As of April 3, 2020, and December 27, 2019, the unpaid balance related to the IBM software agreement totaled $110,000 and $133,000, respectively.

Utility Customer Agreement

In connection with the acquisition of substantially all of the assets of Onsite Energy, the Company assumed a contract dispute settlement agreement between Onsite Energy and one of its utility customers dated December 20, 2018 (the “Utility Customer Agreement”) where Onsite Energy agreed to pay $1.7 million, bearing interest at an imputed annual rate of 4.332%, payable in quarterly principal and interest installments through June 2021. As of April 3, 2020 and December 27, 2019, the unpaid balance of the Utility Customer Agreement totaled $0.8 million and $0.9 million, respectively.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

7. LEASES

The Company leases certain office facilities under long-term, non-cancellable operating leases that expire at various dates through the year 2027. In addition, the Company is obligated under finance leases for certain furniture and office equipment that expire at various dates through the year 2022.

From time to time, the Company enters into non-cancelable leases for some of our facility and equipment needs. These leases allow the Company to conserve cash by paying a monthly lease rental fee for the use of facilities and equipment rather than purchasing them. The Company’s leases have remaining terms ranging from one to eight years, some of which may include options to extend the leases for up to five years, and some of which may include options to terminate the leases within one year. Currently, all of the Company’s leases contain fixed payment terms. The Company may decide to cancel or terminate a lease before the end of its term, in which case we are typically liable to the lessor for the remaining lease payments under the term of the lease. Additionally, all of our month-to-month leases are cancelable by the Company or the lessor, at any time, and are not included in our right-of-use asset or lease liability. As of April 3, 2020, the Company had no leases with residual value guarantees. Typically, the Company has purchase options on the equipment underlying its long-term leases. The Company may exercise some of these purchase options when the need for equipment is on-going and the purchase option price is attractive. Nonperformance-related default covenants, cross-default provisions, subjective default provisions and material adverse change clauses contained in material lease agreements, if any, are also evaluated to determine whether those clauses affect lease classification in accordance with “ASC” Topic 842-10-25. Leases are accounted for as operating or financing leases, depending on the terms of the lease.

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

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following is a summary of the lease expense:

	Three Months Ended
	April 3,	March 29,
	2020	2019
	(in thousands)
Operating lease cost	$1,742	$1,089
Finance lease cost:
Amortization of assets	155	107
Interest on lease liabilities	9	9
Total net lease cost	$1,906	$1,205

The following is a summary of lease information presented on the Company’s consolidated balance sheet:

	April 3,	December 27,
	2020	2019
	(in thousands)
Operating leases:
Right-of-use assets	$22,612	$22,297

Lease liability	$5,717	$5,550
Lease liability, less current portion	18,051	18,411
Total lease liabilities	$23,768	$23,961

Finance leases (included in equipment and leasehold improvements, net):
Equipment and leasehold improvements, net	$2,122	$1,957
Accumulated depreciation	(1,418)	(1,291)
Total equipment and leasehold improvements, net	$704	$666

Finance lease obligations	$421	$375
Finance lease obligations, less current portion	242	191
Total finance lease obligations	$663	$566

Weighted average remaining lease term (in years):
Operating Leases	4.96	4.59
Finance Leases	1.72	1.47

Weighted average discount rate:
Operating Leases	4.60%	5.14%
Finance Leases	4.52%	4.80%

Rent expense and related charges for common area maintenance for all facility operating leases for the three months ended April 3, 2020 and March 29, 2019 were $1.9 million and $1.3 million, respectively.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following is a summary of other information and supplemental cash flow information related to finance and operating leases:

	Three Months Ended
	April 3,	March 29,
	2020	2019
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$1,705	$1,109
Operating cash flow from finance leases	9	31
Financing cash flow from finance leases	96	88

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$984	$851

The following is a summary of the maturities of lease liabilities as of April 3, 2020:

	Operating	Finance
	(in thousands)
Fiscal year:
Remainder of 2020	$6,651	$441
2021	5,646	181
2022	4,882	58
2023	3,035	5
2024	2,296	4
2025 and thereafter	4,019	—
Total lease payments	$26,529	$689
Less: Imputed interest	(2,761)	(26)
Total lease obligations	23,768	663
Less: Current obligations	5,717	421
Noncurrent lease obligations	$18,051	$242

The imputed interest for finance lease obligations represents the interest component of finance leases that will be recognized as interest expense in future periods. The financing component for operating lease obligations represents the effect of discounting the operating lease payments to their present value.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

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

The Company made matching contributions of approximately $0.9 million and $0.7 million during the three months ended April 3, 2020 and March 29, 2019, respectively.

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

The Company manages Genesys and has the power to direct the activities that most significantly impact Genesys’s performance, in addition to being obligated to absorb expected losses from Genesys. Accordingly, the Company is the primary beneficiary of Genesys and consolidates Genesys as a VIE. In addition, the Company concluded there is no noncontrolling interest related to the consolidation of Genesys because the Company determined that (i) the shareholder of Genesys does not have more than a nominal amount of equity investment at risk, (ii) WES absorbs the expected losses of Genesys through its deferral of Genesys’s service fees owed to WES and the Company has, since entering into the administrative services agreement, had to continuously defer service fees for Genesys, and (iii) the Company believes Genesys will continue to have a shortfall on payment of its service fees for the foreseeable future, leaving no expected residual returns for the shareholder. As of April 3, 2020, the Company had one VIE — Genesys.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

9. SEGMENT AND GEOGRAPHICAL INFORMATION

Segment Information

The Company’s two segments are Energy and Engineering and Consulting, and the Company’s chief operating decision maker, which continues to be its chief executive officer, receives and reviews financial information in this format.

There were no intersegment sales during the three months ended April 3, 2020 and March 29, 2019. The Company’s chief operating decision maker evaluates the performance of each segment based upon income or loss from operations before income taxes. Certain segment asset information including expenditures for long‑lived assets has not been presented as it is not reported to or reviewed by the chief operating decision maker. In addition, enterprise‑wide service line contract revenue is not included as it is impracticable to report this information for each group of similar services.

Financial information with respect to the reportable segments is as follows:

		Engineering	Unallocated		Consolidated
	Energy	& Consulting	Corporate	Intersegment	Total
	(in thousands)
Fiscal Three Months Ended April 3, 2020
Contract revenue	$87,799	$18,227	$-	$-	$106,026
Depreciation and amortization	4,236	283	-	-	4,519
Interest expense, net	11	-	1,502	-	1,513
Segment profit (loss) before income tax expense	(6,406)	2,004	(5,357)	-	(9,759)
Income tax expense (benefit)	(1,054)	330	(881)	-	(1,605)
Net income (loss)	(5,353)	1,676	(4,477)	-	(8,154)
Segment assets (1)	355,856	24,866	55,211	(23,130)	412,803
Fiscal Three Months Ended March 29, 2019
Contract revenue	$74,692	$17,101	$-	$-	$91,793
Depreciation and amortization	2,370	284	-	-	2,654
Interest expense	(447)	(674)	-	-	(1,121)
Segment profit (loss) before income tax expense	(1,487)	1,605	(1,462)	-	(1,344)
Income tax expense (benefit)	(1,026)	1,107	(1,008)	-	(927)
Net income (loss)	(461)	498	(454)	-	(417)
Segment assets (1)	189,739	22,355	131,400	(23,130)	320,364

(1)	Segment assets are presented net of intercompany receivables.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following tables provides information about disaggregated revenue by contract type, client type and geographical region:

	Three months ended April 3, 2020
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$14,011	$14,092	$28,103
Unit-based	50,890	3,104	53,994
Fixed price	22,898	1,031	23,929
Total (1)	$87,799	$18,227	$106,026

Client Type
Commercial	$8,729	$1,374	$10,103
Government	21,728	16,794	38,522
Utilities (2)	57,342	59	57,401
Total (1)	$87,799	$18,227	$106,026

Geography (3)
Domestic	$87,799	$18,227	$106,026

	Three months ended March 29, 2019
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$4,255	$13,058	$17,313
Unit-based	56,872	3,571	60,443
Fixed price	13,565	472	14,037
Total (1)	$74,692	$17,101	$91,793

Client Type
Commercial	$9,195	$1,298	$10,493
Government	8,862	15,671	24,533
Utilities (2)	56,635	132	56,767
Total (1)	$74,692	$17,101	91,793

Geography (3)
Domestic	$74,692	$17,101	91,793

(1)	Amounts may not add to the totals due to rounding.
(2)	Includes the portion of revenue related to small business programs paid by the end user/customer.
(3)	Revenue from the Company’s foreign operations were immaterial for the three months ended April 3, 2020 and March 29, 2019.

 Geographical Information

Substantially all of the Company’s consolidated revenue was derived from its operations in the U.S. The Company operates through a nationwide network of offices spread across 24 states and the District of Columbia.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Revenues from the Company’s Canadian operations were not material for the three months ended April 3, 2020. For the three months ended March 29, 2019, the Company did not have foreign revenues.

Customer Concentration

For the three months ended April 3, 2020 and March 29, 2019, the Company’s top 10 customers accounted for 58.1%, and 55.0%, respectively, of the Company’s consolidated contract revenue. For the three months ended April 3, 2020 and March 29, 2019, the Company had individual customers that accounted for more than 10% of its consolidated contract revenues. For the three months ended April 3, 2020, the Company derived 29.2% of its consolidated contract revenue from two customers, Los Angeles Department of Water and Power (“LADWP”) and Dormitory Authority-State of New York (“DASNY”). For the three months ended March 29, 2019, the Company derived 27.5% of its consolidated contract revenue from two customers, LADWP and Consolidated Edison of New York.

On a segment basis, the Company also had individual customers that accounted for more than 10% of its segment contract revenues. For the three months ended April 3, 2020, the Company derived 45.3% of its Energy segment revenues from three customers, LADWP, DASNY, and Duke Energy, and it derived 19.5% of its Engineering and Consulting segment revenues from one customer, the City of Elk Grove. For the three months ended March 29, 2019, the Company derived 33.8% of its Energy segment revenues from two customers, LADWP and Consolidated Edison of New York, and it derived 26.9% of its Engineering and Consulting segment revenues from one customer, the City of Elk Grove.

The Company’s largest clients are based in California and New York. For the three months ended April 3, 2020 and March 29, 2019, services provided to clients in California accounted for 44.0%, and 39.0%, respectively, of the Company’s contract revenue and services provided to clients in New York accounted for 20.4% and 25.7%, respectively, of the Company’s contract revenue.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

10. INCOME TAXES

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the financial reporting basis and tax basis of the Company’s assets and liabilities, subject to a judgmental assessment of the recoverability of deferred tax assets. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets may not be realized. Significant judgment is applied when assessing the need for valuation allowances and appropriate consideration is given to all positive and negative evidence related to that realization. This assessment considers, among other matters, the nature, frequency and severity of recent losses, forecast of future profitability, the duration of statutory carry-forward periods, experience with tax attributes expiring unused, and tax planning alternatives. The weight given to these considerations depends upon the degree to which they can be objectively verified. Should a change in circumstances lead to a change in judgment about the utilization of deferred tax assets in future years, the Company would adjust the related valuation allowances in the period that the change in circumstances occurs, along with a corresponding increase or charge to income.

During each fiscal year, management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize existing deferred tax assets. Beginning in fiscal year 2017, the Company determined that it was more-likely-than-not that the entire California net operating loss will not be utilized prior to expiration. Significant pieces of objective evidence evaluated included our history of utilization of California net operating losses in prior years for each of our subsidiaries, as well as our forecasted amount of net operating loss utilization for certain members of the combined group. As a result, the Company recorded a valuation allowance in the amount of $86,000 at the end of fiscal year 2018 related to California net operating losses. There was no change to the valuation allowance during the three months ended April 3, 2020 or the three months ended March 29, 2019.

For acquired business entities, if the Company identifies changes to acquired deferred tax asset valuation allowances or liabilities related to uncertain tax positions during the measurement period and they relate to new information obtained about facts and circumstances that existed as of the acquisition date, those changes are considered a measurement period adjustment, and the Company records the offset to goodwill. The Company records all other changes to deferred tax asset valuation allowances and liabilities related to uncertain tax positions in current period income tax expense.

The Company recognizes the tax benefit from uncertain tax positions if it is more likely than not that the tax positions will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefit is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.  As of April 3, 2020, the Company recorded a liability of $0.1 million for uncertain tax positions related to miscellaneous tax deductions taken in open tax years. Included in this amount are $0.1 million of tax benefits that, if recognized, would affect the effective tax rate. Interest and penalties of $0.03 million have been recorded related to unrecognized tax benefits as of April 3, 2020.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Based on management’s estimates and determination of an effective tax rate for the year, the Company recorded an income tax benefit of $1.6 million for the three months ended April 3, 2020, as compared to an income tax benefit of $0.9 million for the three months ended March 29, 2019.  During the three months ended April 3, 2020, the difference between the effective tax rate and the federal statutory rate is primarily attributable to state taxes, the recognition of tax deductions related to the vesting of performance-based restricted stock units, nondeductible executive compensation, research and development tax credits, and the commercial building energy efficiency deduction.  For the three months ended March 29, 2019, the difference between the effective tax rate and the federal statutory rate was primarily attributable to state taxes, the recognition of tax deductions related to the vesting of performance-based restricted stock units, nondeductible executive compensation and research and development tax credits.

During the three months ended April 3, 2020, the Internal Revenue Service continued its audit of our tax return for the fiscal year ended December 30, 2016. The Company is not able to determine the impact of this examination due to the audit process having not been completed.

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security (CARES ) Act (H.R. 748) which includes a number of provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. Under ASC 740, the effects of new legislation are recognized upon enactment. Accordingly, the effects of the CARES Act have been incorporated into the income tax provision computation for the quarter ended April 3, 2020.  These provisions did not have a material impact on the income tax provision. The Company anticipates deferring the employer side social security payments for payroll paid for the remainder of 2020.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

11. EARNINGS PER SHARE (“EPS”)

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

The following table sets forth the number of weighted‑average common shares outstanding used to compute basic and diluted EPS:

	Three months ended
	April 3,	March 29,
	2020	2019
	(in thousands, except per share amounts)
Net loss	$(8,154)	$(417)
Weighted-average common shares outstanding	11,510	10,974
Effect of dilutive stock options and restricted stock awards	—	—
Weighted-average common shares outstanding-diluted	11,510	10,974
Loss per share:
Basic	$(0.71)	$(0.04)
Diluted	$(0.71)	$(0.04)

For the three months ended April 3, 2020 and March 29, 2019, the Company reported a net loss, and accordingly, all outstanding equity awards have been excluded from such periods because including them would have been anti-dilutive.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

12. BUSINESS COMBINATIONS

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

The acquisition was accounted for as a business combination in accordance with ASC 805. Under ASC 805, the Company recorded the acquired assets and assumed liabilities at their estimated fair value with the excess allocated to goodwill. Goodwill represents the value the Company expects to achieve through the operational synergies, the expansion into new markets and the acquired company’s assembled work force. The Company estimates that the entire $21.5 million of goodwill resulting from the acquisition will be tax deductible.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Preliminary consideration for the acquisition includes the following:

E3, Inc.
(in thousands)
Cash paid	$25,217
Other working capital adjustment	1,973
Issuance of common stock	5,000
Contingent Consideration	7,000
Total consideration	$39,190

The following table summarizes the preliminary amounts for the acquired assets recorded at their estimated fair value as of the acquisition date:

E3, Inc.
(in thousands)
Current assets	$5,316
Non-current assets (1)	341
Cash	2,264
Equipment and leasehold improvements, net	409
Right-of-use assets	7,641
Current lease liability	(750)
Non-current lease liability	(6,890)
Liabilities	(4,325)
Backlog	2,500
Customer relationships	8,300
Tradename	2,000
Non-compete	900
Goodwill	21,484
Net assets acquired	$39,190

(1)	Excluded from non-current assets are equipment and leasehold improvements, net, right-of-use assets, customer relationships, tradename, backlog and goodwill.

During the three months ended April 3, 2020, the Company made adjustments, primarily related to other working capital, to the consideration paid for E3 which resulted in an adjustment to the preliminary purchase price allocation of E3. The adjustments resulted in an aggregate increase of $1.9 million in the net carrying value of right-of-use assets and non-current lease liability and an aggregate decrease of $1.9 million in the net carrying value of current lease liability, liabilities and goodwill. The decrease in the fair value of intangible assets resulted in no change in the amortization expense for the fiscal three months ended April 3, 2020.

There were no acquisition related costs associated with E3, Inc. included in other general and administrative expenses in the consolidated statements of comprehensive income for the three months ended April 3, 2020.

During the three months ended April 3, 2020, the acquisition of E3, Inc. contributed $5.0 million in revenue and $0.9 million of income from operations.

Acquisition of Onsite Energy Corporation

On July 2, 2019, the Company acquired substantially all of the assets and liabilities of Onsite Energy Corporation (“Onsite Energy”), an energy efficiency services and project implementation firm that specializes in energy

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

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

Preliminary consideration for the acquisition includes the following:

Onsite Energy
(in thousands)
Cash paid	$24,411
Other working capital adjustment	494
Total consideration	$24,905

The following table summarizes the preliminary amounts for the acquired assets recorded at their estimated fair value as of the acquisition date:

Onsite Energy
(in thousands)
Current assets	$19,387
Non-current assets (1)	10
Equipment and leasehold improvements, net	39
Right-of-use assets	828
Current lease liability	(168)
Non-current lease liability	(660)
Liabilities	(12,222)
Backlog	800
Customer relationships	7,374
Tradename	500
Goodwill	9,017
Net assets acquired	$24,905

(1)	Excluded from non-current assets are equipment and leasehold improvements, net, right-of-use assets, customer relationships, tradename, backlog and goodwill.

During the three months ended April 3, 2020, the Company made adjustments, primarily related to other working capital, to the consideration paid for Onsite Energy which resulted in an adjustment to the preliminary purchase price allocation of Onsite Energy. The adjustments resulted in an aggregate increase of $2.9 million in the net carrying value of goodwill and an aggregate decrease of $2.9 million in the net carrying value of current assets. The increase in the fair value of intangible assets resulted in no change of the amortization expense for the fiscal three months ended April 3, 2020.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

There were $0.1 million in acquisition related costs associated with Onsite Energy included in other general and administrative expenses in the consolidated statements of comprehensive income for the three months ended April 3, 2020.

During the three months ended April 3, 2020, the acquisition of Onsite Energy contributed $2.2 million in revenue and no income from operations.

Acquisition of The Weidt Group

On March 8, 2019, the Company acquired substantially all of the assets of the energy practice division of The Weidt Group Inc. (“The Weidt Group”). The Company believes the acquisition will expand its presence in the upper Midwest and better position the Company to help utilities make their grids more resilient. Pursuant to the terms of the Asset Purchase Agreement, dated March 8, 2019, by and among the Company, WES and The Weidt Group, WES paid a cash purchase price of $22.1 million, inclusive of working capital adjustments. The Weidt Group’s financial information is included within the Energy segment. The Company finalized the purchase price allocation with respect to this transaction in the first quarter of 2020.

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

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

(1)	Excluded from non-current assets are equipment and leasehold improvements, net, right-of-use assets, customer relationships, tradename, developed technology, backlog and goodwill.

There were $0.05 million in acquisition related costs associated with The Weidt Group included in other general and administrative expenses in the condensed consolidated statements of comprehensive income for the three months ended April 3, 2020.

During the three months ended April 3, 2020, the acquisition of The Weidt Group contributed $3.7 million in revenue and $0.3 million of income from operations.

The following unaudited pro forma financial information for the three months ended April 3, 2020 and March 29, 2019 assumes that the acquisitions of substantially all of the assets and liabilities of E3, Inc., Onsite Energy and The Weidt Group occurred on the first day of the year prior to the year of acquisition:

	Three Months Ended
	April 3,	March 29,
	2020	2019
	(in thousands, except per share data)
Pro forma revenue	$106,026	$102,399

Pro forma income (loss) from operations	$(8,269)	$1,853
Pro forma net income (loss) (1)	$(8,154)	$231

Earnings (Loss) per share:
Basic	$(0.71)	$0.02
Diluted	$(0.71)	$0.02

Weighted average shares outstanding:
Basic	11,510	11,189
Diluted	11,510	11,189

(1)	Adjustments to pro forma net income include income from operations, amortization and interest expenses.

This pro forma supplemental information does not purport to be indicative of what the Company’s operating results would have been had the acquisition of all the capital stock of E3, Inc. and that the acquisitions of substantially all of the assets and liabilities of Onsite Energy and The Weidt Group each occurred on the first day of the year prior to the year of acquisition and may not be indicative of future operating results.

During the three months ended April 3, 2020, the acquisition of E3, Inc., Onsite Energy and The Weidt Group contributed $10.9 million in revenue and $1.2 million of income from operations.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

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

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

14.  SUBSEQUENT EVENTS

Borrowing under Revolving Credit Facility

On April 7, 2020, the Company borrowed $10.0 million under the Revolving Credit Facility, which reduced the future borrowing capacity under the Revolving Credit Facility to $36.0 million.

Third Amendment to the Credit Agreement

On May 6, 2020, the Company entered into the Third Amendment to the Amended and Restated Credit Agreement (the “Third Amendment”) which, among other things, amends or suspends certain covenants contained in the Credit Agreement from March 5, 2020 until the earlier of (i) July 2, 2021 and (ii) the last day of the fiscal quarter in which the Company delivers an irrevocable election to terminate the covenant relief granted by the Third Amendment (the “Covenant Relief Period”).

The Third Amendment increases the maximum Leverage Ratio the Company is permitted to maintain during the Covenant Relief Period and replaces the covenant to maintain a minimum FCCR Ratio during the Covenant Relief Period with a requirement to maintain a minimum Adjusted EBITDA (as defined in the Third Amendment). During the Covenant Relief Period, no further delayed draw term loans may be borrowed under the Credit Facilities and the Company is prohibited from engaging in share repurchases or making any Permitted Acquisitions (as defined in the Credit Agreement). Additionally, during the Covenant Relief Period, the aggregate amount of all capital expenditures made by the Company may not exceed $7.0 million, and the Company is prohibited from making any earn-out payments if, after giving effect to such earn-out payment, the Company’s liquidity would be less than $5.0 million or the aggregate amount of all earn-out payments made by the Company during the Covenant Relief Period would exceed $7.0 million.

As part of the Third Amendment, borrowings under the Credit Agreement will bear interest (A) from March 5, 2020 until the date of the Third Amendment, at a rate equal to one-month LIBOR plus 2.0%, (B) from the date of the Third Amendment until the date the administrative agent receives the Company’s financial statements for the quarter ending July 3, 2020, at a rate equal to either, at the Company’s option, (i) the highest of the prime rate, the Federal Funds Rate plus 0.5% or one-month LIBOR plus 1.00% (the “Base Rate”) or (ii) one-month LIBOR, in each case plus an applicable margin of 1.50% with respect to Base Rate borrowings and 2.50% with respect to LIBOR borrowings and (C) at all other times during the Covenant Relief Period, at a rate equal to either, at the Company’s option, (i) the Base Rate or (ii) one-month LIBOR, in each case plus an applicable margin ranging from 0.125% to 1.50% with respect to Base Rate borrowings and 1.125% to 2.50% with respect to LIBOR borrowings, depending on the Leverage Ratio; provided, that one-month LIBOR shall not be less than 0.75% during the Covenant Relief Period. During the Covenant Relief Period, the Company will pay a commitment fee for the unused portion of the Revolving Credit Facility and the delayed draw term loan facility, which ranges from 0.15% to 0.45% per annum depending on the Leverage Ratio, and fees on the face amount of any letters of credit outstanding under the Revolving Credit Facility, which range from 0.84% to 2.50% per annum, in each case, depending on whether such letter of credit is a performance or financial letter of credit and the Leverage Ratio.

After the Covenant Relief Period, borrowings under the Credit Agreement will bear interest at a rate equal to either, at the Company’s option, (i) the Base Rate or (ii) one-month LIBOR, in each case plus an applicable margin ranging from 0.125% to 1.00% with respect to Base Rate borrowings and 1.125% to 2.00% with respect to LIBOR borrowings, depending on the Leverage Ratio; provided, that one-month LIBOR shall not be less than 0.00%. After the Covenant Relief Period, the Company will pay a commitment fee for the unused portion of the Revolving Credit Facility and the delayed draft term loan facility, which will range from 0.15% to 0.35% per annum depending on the Leverage Ratio, and fees on the face amount of any letters of credit outstanding under the Revolving Credit Facility, which will range from 0.84% to 2.00% per annum, in each case, depending on whether such letter of credit is a performance or financial letter of credit and the Leverage Ratio.

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

Our Engineering and Consulting segment provides civil engineering‑related construction management, building and safety, city engineering, city planning, geotechnical, material testing and other engineering consulting services to our clients. Our engineering services include rail, port, water, mining and other civil engineering projects. We also provide economic and financial consulting to public agencies along with national preparedness and interoperability services, communications, and technology solutions. Lastly, we supplement the engineering services that we offer our clients by offering expertise and support for the various financing techniques public agencies utilize to finance their operations and infrastructure. We also support the mandated reporting and other requirements associated with these financings. We provide financial advisory services for municipal securities but do not provide underwriting services.

Impact of Covid-19 on Our Business

On January 30, 2020, the spread of a novel strain of coronavirus (“Covid-19”) was declared a Public Health Emergency of International Concern by the World Health Organization (“WHO”). On March 11, 2020, WHO characterized the Covid-19 outbreak as a pandemic. The Covid-19 pandemic has resulted in governmental authorities around the world implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place or total lock-down orders and business limitations and shutdowns (subject to exceptions for certain essential operations and businesses). The Covid-19 outbreak and restrictions intended to slow the spread of Covid-19 have caused economic and social disruption on an unprecedented scale. It is unclear how long these restrictions will remain in place and they may remain in place in some form for an extended period of time. Given the uncertainties associated with the duration of the pandemic, we cannot reasonably estimate the ultimate impacts of Covid-19 and efforts to limit its spread on our business, financial condition, results of operations or cash flows for the foreseeable future or whether our assumptions used to estimate our future liquidity requirements will be correct.

Health and Safety

In response to the Covid-19 pandemic, we have taken and will continue to take temporary precautionary measures intended to help minimize the risk of Covid-19 to our employees, including requiring the majority of our employees to work remotely, suspending non-essential travel and restricting in-person work-related meetings. We expect to continue to implement these measures until we determine that the Covid-19 pandemic is adequately contained for purposes of our business, and we may take further actions as government authorities require or recommend or as we determine to be in the best interests of our employees, customers, business partners and third-party service providers.

Financial Position and Results of Operations

The Covid-19 pandemic and efforts to limit its spread negatively impacted our business during the three months ended April 3, 2020. In California and New York, the states in which we have historically derived a majority of our revenue, mandatory shutdown orders were issued in March. As such, Covid-19 had only a partial impact on our operations during our first fiscal quarter of 2020 and we expect the impact to be more significant in our second quarter.

In the Energy segment, we have experienced and expect to continue to experience a negative impact on our direct install programs that serve small businesses as a result of restrictions put in place by governmental authorities that have required temporary shutdowns of all “non-essential” businesses. In fiscal 2019, we derived approximately 40% of our gross contract revenue from our direct install programs that serve small businesses, and a significant portion of our direct install work on these programs is currently suspended and will remain suspended until Covid-19-related restrictions are lifted. Our other energy programs, which generated approximately 60% of our revenue in fiscal 2019, are either direct install work for small businesses that have been determined to be “essential” by government authorities or has continued to progress during the pandemic. In addition, some of our programs in the Energy segment, including certain programs in New York, are considered “essential” under applicable governmental regulations are being accelerated because of their importance to help fight this pandemic.

In the Engineering and Consulting segment, our revenues have been minimally affected. The services in this segment have generally been deemed “essential” by the government and have continued to operate while abiding social distancing measures.

As of May 8, 2020, though some of our work has been suspended, none of our contracts have been cancelled.

In response to the Covid-19 pandemic and efforts to prevent its spread, we began taking a number of steps during the first quarter of fiscal 2020 aimed at preserving liquidity and positioning ourselves to resume our growth trajectory after work restrictions are lifted. These steps include:

•

Executing a reduction in workforce, primarily through an unpaid furlough, impacting approximately 300 members of our staff. The largest reductions were a result of government-mandated work restrictions impacting our direct install programs in California and New York;

•	A temporary freeze on all non-critical spending for travel, capital expenditures, and other discretionary expenses;

•	A temporary cash wage reduction for salaried employees, ranging from 0% for lower salary bands up to 75% for senior management;

•	Suspension of cash fees for our Board of Directors, until such time as the Board of Directors determines;

•	Implementing a temporary hiring freeze; and

•	Amending our credit facility for increased flexibility.

We believe our financial position will allow us to withstand the current economic environment. In the first quarter of fiscal year 2020, we enhanced liquidity by minimizing working capital and significantly improving cash collections and, in May 2020, we amended our credit facilities to amend certain covenants to increase our financial flexibility. See Part I, Item 1, Note 14, “Subsequent Events” of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for more information. Combined with availability under our credit facilities, we believe our enhanced liquidity position provides a cushion against any unforeseen liquidity disruptions. We anticipate borrowing additional amounts under our existing credit facility during the second half of fiscal year 2020.

Asset and liability valuation and other estimates used in preparation of financial statements

As of April 3, 2020 we did not have any impairment with respect to our goodwill or long-lived assets, including intangible assets. Because the full extent of the impact of the Covid-19 outbreak and efforts to slow its spread are unknown at this time, they could, under certain circumstances, cause impairment and result in a non-cash impairment charge being recorded in future periods.

Changes to the estimated future profitability of the business may require that we establish an additional valuation allowance against all or some portion of our net deferred tax assets.

Impact on Clients and Subcontractors and Other Risks

We primarily work for utilities, municipalities and other public agencies. We expect many governmental and other public agencies will have significant budget shortfalls for 2020 and potentially beyond as a result of the economic slowdown from the measures taken to mitigate the Covid-19 pandemic. These potential budget deficits could result in delayed funding for existing contracts with us, postponements of new contracts or price concessions.  Further, most of our clients are not committed to purchase any minimum amount of our services, as our agreements with them are based on a “purchase order” model. As a result, they may discontinue utilizing some or all of our services with little or no notice.

 In addition, we rely on subcontractors to complete a substantial portion of our work, especially in our Energy segment. If our preferred subcontractors suffer significant economic harm and must limit or cease operations or file for bankruptcy as a result of the current economic slowdown, our subcontractors may not be able to fulfill their contractual obligations satisfactorily and we may not have the ability to select our subcontractors of choice for new contracts. If our subcontractors are not able to fulfill their contractual obligations, it could result in a significant increase in costs for us to complete the projects.  The ultimate impact of Covid-19 on our financial condition and results of operations will depend on all of the factors noted above, including other factors that we may not be able to forecast at this time. See the risk factor “The Covid-19 pandemic and health and safety measures intended to slow its spread have adversely affected, and may continue to adversely affect, our business, results of operations and financial condition.”  under Part II. Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q. While we expect the impacts of Covid-19 to have an adverse effect on our business, financial condition and results of operations, we are unable to predict the extent of these impacts at this time

.

Results of Operations

First Quarter Overview

The following table sets forth, for the periods indicated, certain information derived from our consolidated statements of comprehensive income(1):

	Three Months Ended
	April 3,		March 29,
	2020		2019		$ Change	% Change
	( in thousands, except percentages)

Contract revenue	$106,026	100.0%	$91,793	100.0%	$14,233	15.5%
Direct costs of contract revenue:
Salaries and wages	18,915	17.8	14,910	16.2	4,005	26.9
Subconsultant services and other direct costs	56,420	53.2	50,948	55.5	5,472	10.7
Total direct costs of contract revenue	75,335	71.1	65,858	71.7	9,477	14.4

Gross profit	30,691	28.9	25,935	28.3	4,756	18.3

General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	20,412	19.3	15,744	17.2	4,668	29.6
Facilities and facilities related	2,694	2.5	1,772	1.9	922	52.0
Stock-based compensation	4,595	4.3	1,817	2.0	2,778	152.9
Depreciation and amortization	4,519	4.3	2,654	2.9	1,865	70.3
Other	6,740	6.4	4,182	4.6	2,558	61.2
Total general and administrative expenses	38,960	36.7	26,169	28.5	12,791	48.9

Income (loss) from operations	(8,269)	(7.8)	(234)	(0.3)	(8,035)	N/M
Other income (expense):
Interest expense	(1,513)	(1.4)	(1,121)	(1.2)	(392)	35.0
Other, net	23	0.0	11	0.0	12	109.1
Total other income (expenses)	(1,490)	(1.4)	(1,110)	(1.2)	(380)	34.2
Income before income tax expense	(9,759)	(9.2)	(1,344)	(1.5)	(8,415)	N/M
Income tax expense (benefit)	(1,605)	(1.5)	(927)	(1.0)	(678)	73.1
Net income	$(8,154)	(7.7)	$(417)	(0.5)	$(7,737)	N/M
(1)	Percentages are expressed as a percentage of contract revenue and may not total due to rounding.

N/M = Not meaningful

The following tables provides information about disaggregated revenue of the Company’s two segments Energy and Engineering and Consulting by contract type, client type and geographical region(1):

	Three months ended April 3, 2020
	Energy		Engineering and Consulting		Total
	(in thousands)
Contract Type
Time-and-materials	$14,011	16.0%	$14,092	77.3%	$28,103	26.5%
Unit-based	50,890	58.0%	3,104	17.0%	53,994	50.9%
Fixed price	22,898	26.1%	1,031	5.7%	23,929	22.6%
Total (1)	$87,799	100.0%	$18,227	100.0%	$106,026	100.0%

Client Type
Commercial	$8,729	9.9%	$1,374	7.5%	$10,103	9.5%
Government	21,728	24.7%	16,794	92.1%	38,522	36.3%
Utilities (2)	57,342	65.3%	59	0.3%	57,401	54.1%
Total (1)	$87,799	100.0%	$18,227	100.0%	106,026	100.0%

Geography (3)
Domestic	$87,799	100.0%	$18,227	100.0%	106,026	100.0%

	Three months ended March 29, 2019
	Energy		Engineering and Consulting		Total
	(in thousands)
Contract Type
Time-and-materials	$4,255	5.7%	$13,058	76.4%	$17,313	18.9%
Unit-based	56,872	76.1%	3,571	20.9%	60,443	65.8%
Fixed price	13,565	18.2%	472	2.8%	14,037	15.3%
Total (1)	$74,692	100.0%	$17,101	100.0%	$91,793	100.0%

Client Type
Commercial	$9,195	12.3%	$1,298	7.6%	$10,493	11.4%
Government	8,862	11.9%	15,671	91.6%	24,533	26.7%
Utilities (2)	56,635	75.8%	132	0.8%	56,767	61.8%
Total (1)	$74,692	100.0%	$17,101	100.0%	91,793	100.0%

Geography (3)
Domestic	$74,692	81.4%	$17,101	18.6%	91,793	100.0%

(1)	Percentages are expressed as a percentage of contract revenue and may not total due to rounding.
(2)	Includes the portion of revenue related to small business programs paid by the end user/customer.
(3)	Revenue from our foreign operations were immaterial for the three months ended April 3, 2020 and March 29, 2019.

Three Months Ended April 3, 2020 Compared to Three Months Ended March 29, 2019

Contract revenue.  Consolidated contract revenue increased $14.2 million, or 15.5%, in the three months ended April 3, 2020 compared to the three months ended March 29, 2019, primarily due to organic growth, including an increase in revenue generated from government projects in our Energy segment, and incremental contract revenue from the acquisitions of Onsite Energy Corporation (“Onsite Energy”) and Energy and Environmental Economics, Inc. (“E3, Inc.”). This increase was partially offset by decreased contract revenue from our direct install programs for small businesses as a result of temporary business shutdowns resulting from the Covid-19 pandemic and efforts to limit its spread. The impact of Covid-19 on our small business programs was partial for our first fiscal quarter as the measures impacting small businesses were put in place in March 2020. We describe the impact of Covid-19 to our segments below.

Contract revenue in our Energy segment increased $13.1 million, or 17.5%, in the three months ended April 3, 2020 compared to the three months ended March 29, 2019. Contract revenue for the Energy segment primarily increased as a result of organic growth, including an increase in revenue generated from government projects, combined with the incremental revenues from Onsite Energy and E3, Inc. as they are included in our Energy segment. However, such increase was partially offset by the effects of Covid-19 on our Energy segment’s direct install programs, as described above.

Contract revenue in our Engineering and Consulting segment increased $1.1 million, or 6.6%, in the three months ended April 3, 2020 compared to the three months ended March 29, 2019. Contract revenue for the Engineering and Consulting segment increased primarily due to increased subcontractor revenues. As described above, our revenues in this segment have been minimally affected by Covid-19 as the services in this segment have generally been deemed “essential” by the government and continue to operate while abiding social distancing measures.

Direct costs of contract revenue.  Direct costs of consolidated contract revenue increased $9.5 million, or 14.4%, in the three months ended April 3, 2020 compared to the three months ended March 29, 2019, primarily as a result of additional contract revenues as a result of organic growth, including an increase in revenue generated from government projects in our Energy segment, combined with additional direct costs of contract revenue related to our acquisitions of Onsite Energy and E3., Inc.

Direct cost of contract revenue in our Energy segment increased $8.7 million, or 15.5%, to $65.0 million for the three months ended April 3, 2020 compared to the three months ended March 29, 2019, primarily as a result of the growth in our Energy segment contract revenues combined with the acquisitions of Onsite Energy and E3, Inc. in the Energy segment mentioned above which collectively contributed $2.9 million in direct costs of contract revenue during the three months ended April 3, 2020. Direct costs of contract revenue for the Engineering and Consulting segment increased $0.8 million, or 8.1%, to $10.4 million for the three months ended April 3, 2020 compared to the three months ended March 29, 2019, primarily due to the increased use of subcontractor services under certain of our existing engineering capital improvements projects.

Subcontractor services and other direct costs increased by $5.5 million and salaries and wages increased by $4.0 million for the three months ended April 3, 2020 compared to the three months ended March 29, 2019. Within direct costs of contract revenue, salaries and wages increased to 17.8% of contract revenue for the three months ended April 3, 2020 from 16.2% for the three months ended March 29, 2019. Subcontractor services and other direct costs decreased to 53.2% of contract revenue for the three months ended April 3, 2020 from 55.5% of contract revenue for the three months ended March 29, 2019. Salaries and wages within direct costs of contract revenue increased as a percentage of contract revenue and subcontractor services and other direct costs decreased as a percentage of contract revenue, primarily as a result of changes in the product mix of revenues derived from the acquisitions of Onsite Energy and E3, Inc. which contain a higher percentage labor costs and lower percentage of material costs and installation subcontracting.

General and administrative expenses.  General and administrative (“G&A”) expenses increased by $12.8 million, or 48.9%, in the three months ended April 3, 2020 compared to the three months ended March 29, 2019. The increase in G&A expenses consisted of an increase of $8.6 million in the Energy segment and an increase of $4.3 million in the unallocated corporate expenses, partially offset by a decrease of $0.1 million in the Engineering and Consulting segment. The increase in G&A expenses in the Energy segment was primarily attributed to incremental expenses of $3.5 million from our additions of Onsite Energy and E3, Inc. and increases in our corporate general and administrative expenses.

Of the $12.8 million increase in G&A expenses, $4.7 million resulted from an increase in salaries and wages, payroll taxes and employee benefits, $2.8 million resulted from an increase in stock-based compensation, $1.9 million resulted from an increase in depreciation and amortization, $2.6 million resulted from an increase in other general and administrative expenses and $0.9 million resulted from an increase in facilities and facility related expenses. The increase in salaries and wages, payroll taxes and employee benefits was primarily attributable to the addition of employees from the acquisitions of Onsite Energy, and E3, Inc. Similarly, the increase in facilities and facility related expenses was primarily due to the addition of offices in connection with these acquisitions. The increase in stock-based compensation expenses was primarily related to an increase in stock grants to current employees and executives. The increase in depreciation and amortization was primarily due to an increase in amortization of intangible assets derived from the acquisitions of Onsite Energy, and E3, Inc. The increase in other general and administrative expenses was primarily due to acquisition costs related to the acquisition of Onsite Energy, and E3, Inc. As described above, we have instituted cost-saving measures to manage expenses and eliminate non-essential spending in response to the impact of Covid-19 on our business.

Loss from operations.  Our operating loss was $8.3 million as a result of the factors noted above. As a percentage of contract revenue, operating loss was 7.8% for the three months ended April 3, 2020 compared to an operating loss of 0.3% for the three months ended March 29, 2019. The decrease in operating margin was primarily attributable to an overall increase in subcontractor expenses and general and administrative expenses combined with the partial effects of Covid-19, partially offset by increases in contract revenue.

Total other expense, net.  Total other expense, net, was $1.5 million for the three months ended April 3, 2020 compared $1.1 million for the three months ended March 29, 2019. This increase in total other expense, net is primarily the result of higher interest expense as a result of borrowings under our credit facilities related to our acquisitions of Onsite Energy, and E3, Inc.

Income tax benefit.  We recorded an income tax benefit of $1.6 million for the three months ended April 3, 2020 compared to a tax benefit of $0.9 million for the three months ended March 29, 2019. For the three months ended April 3, 2020, the increase in the income tax benefit as compared to the three months ended March 29, 2019 was primarily due to increased nondeductible executive compensation and decreased tax deductions related to the vesting of performance based restricted stock units.

Net loss.  As a result of the above factors, our net loss was $8.2 million for the three months ended April 3, 2020, as compared to a net loss of $0.4 million for the three months ended March 29, 2019.

Liquidity and Capital Resources

The following table summarizes our statements of cash flows for the periods indicated:

	Three Months Ended
	April 3,	March 29,
	2020	2019
	(in thousands)
Net cash provided by (used in):
Operating activities	$16,455	$10,487
Investing activities	(2,139)	(23,694)
Financing activities	(7,464)	9,009
Net increase (decrease) in cash and cash equivalents	$6,852	$(4,198)

We believe that cash generated by operating activities and available borrowings under the Revolving Credit Facility will be sufficient to finance our operating activities for at least the next 12 months. As of April 3, 2020, we had $12.3 million of cash and cash equivalents. Our primary source of liquidity is cash generated from operations and borrowings under our Revolving Credit Facility. In addition, as of April 3, 2020, we had a $100 million Term A Loan with $92.5 million outstanding, a $50.0 million Revolving Credit Facility with $4.0 million outstanding and $2.7 million in letters of credit issued, and a $50.0 million Delayed Draw Term Loan with $29.3 million outstanding, each scheduled to mature on June 26, 2024. As of April 3, 2020, borrowings under our Credit Facilities bore interest at 2.9% based on the Company’s consolidated total leverage ratio. Subsequent to April 3, 2020, we borrowed $10.0 million under the Revolving Credit Facility, which reduced the future borrowing capacity under the Revolving Credit Facility to $36.0 million. See Part I, Item 1, Note 6, “Debt Obligations” and Note 14 “Subsequent Events”, of the Notes to Condensed

Consolidated Financial Statements included in and Part II, Item 8, Note 5, “Debt Obligations”, of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K filed with the SEC on March 6, 2020 for information regarding our indebtedness, including information about new borrowings and repayments, principal repayment terms, interest rates, covenants, and other key terms of our outstanding indebtedness.

Cash Flows from Operating Activities

Cash flows provided by operating activities were $16.5 million for the three months ended April 3, 2020, as compared to cash flows provided by operating activities of $10.5 million for the three months ended March 29, 2019. Cash flow from operating activities primarily consists of net income, adjusted for non-cash charges, such as depreciation and amortization and stock-based compensation, plus or minus changes in operating assets and liabilities. Changes in cash flows provided by operating activities for the three months ended April 3, 2020 resulted primarily as result of our acquisitions of Onsite Energy and E3, Inc., and significant reductions in working capital requirements as a result of the reduction of revenues from the suspension of our small business energy programs. Cash flows provided by operating activities for the three months ended March 29, 2019 resulted primarily from a net increase in our working capital.

Cash Flows used in Investing Activities

Cash flows used in investing activities were $2.1 million for the three months ended April 3, 2020, as compared to cash flows used in investing activities of $23.7 million for the three months ended March 29, 2019. Cash flows used in investing activities for the three months ended April 3, 2020 were primarily due to cash paid for the purchase of equipment and leasehold improvements. The cash flows used in investing activities for the three months ended March 29, 2019 was primarily due to cash paid for the acquisition of The Weidt Group.

Cash Flows from Financing Activities

Cash flows used in financing activities were $7.4 million for the three months ended April 3, 2020, as compared to cash flows provided by financing activities of $9.0 million for the three months ended March 29, 2019. Cash flows used in financing activities for the three months ended April 3, 2020 were primarily attributable to repayments of $13.3 million under our term loan facility and revolving line of credit, a payment of $2.9 million in employee payroll taxes related to the vesting of performance-based restricted stock units during the quarter, payments of $1.4 million for contingent consideration related to prior acquisitions, partially offset by $9.0 million of borrowings under our revolving line of credit. The cash flows provided by financing activities for the three months ended March 29, 2019 were primarily attributable to borrowings under our revolving line of credit, partially offset by the payment of $2.5 million in employee payroll taxes related to the vesting of performance-based restricted stock units during the quarter.

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

Short and Long-term Liquidity

Contractual Obligations

The following table sets forth our known contractual obligations as of April 3, 2020:

		Less than			More than
Contractual Obligations	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
	( in thousands)
Long term debt (1)	$126,659	$13,722	$69,521	$43,416	$—
Interest payments on debt outstanding (2)	12,272	2,676	6,067	3,529	—
Operating leases	26,528	6,651	10,528	5,330	4,019
Finance leases	689	441	239	9	—
Total contractual cash obligations	$166,148	$23,490	$86,355	$52,284	$4,019

(1)

Long‑term debt includes $92.5 million outstanding on our Term A Loan, $4.0 million outstanding on our Revolving Credit Facility and $29.3 million outstanding on our Delayed Draw Term Loan as of April 3, 2020. We have assumed no future borrowings or repayments (other than at maturity) for purposes of this table.

(2)

Borrowings under our Delayed Draw Term Loan bear interest at a variable rate. Future interest payments on our Delayed Draw Term Loan Facility are estimated using floating rates in effect as of April 3, 2020.

We are obligated to pay earn-out payments in connection with our acquisitions of E3, Inc. and Integral Analytics. We are obligated to pay up to (i) $12.0 million in cash if E3, Inc. exceeds certain financial targets during the three years after the E3, Inc. closing date, and (ii) $12.0 million in cash based on future work obtained from the business of Integral Analytics during the four years after the closing of the acquisition, payable in installments, if certain financial targets are met during the four years. As of April 3, 2020, we had contingent consideration payable of $8.9 million related to these acquisitions. For the three months ended April 3, 2020, our statement of operations includes $0.3 million of accretion (excluding fair value adjustments) related to the contingent consideration.

Outstanding Indebtedness

See Part I, Item 1, Note 6, “Debt Obligations” and Note 14, “Subsequent Events”, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, and Part II, Item 8, Note 5, “Debt Obligations”, of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 27, 2019, for information regarding our indebtedness, including information about new borrowings and repayments, principal repayment terms, interest rates, covenants, and other key terms of our outstanding indebtedness.

Subsequent to April 3, 2020, we borrowed $10.0 million under the Revolving Credit Facility, which reduced the future borrowing capacity under the Revolving Credit Facility to $36.0 million.

On May 6, 2020, after giving effect to the Third Amendment and the effectiveness of the Covenant Relief Period, the Company had $36.0 million in borrowing capacity available under its credit facilities.

Interest Rate Swap

We have entered into an interest rate swap agreement to moderate our exposure to fluctuations in interest rates underlying our variable rate debt. For more information, see Part I, Item 3, “Quantitative and Qualitative Disclosures About Market Risk”, and Note 5, “Derivatives”, to the Notes of Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Impact of Inflation

Due to the average duration of our projects and our ability to negotiate prices as contracts end and new contracts begin, we believe our operations have not been, and, in the foreseeable future, are not expected to be, materially impacted by inflation.

Components of Revenue and Expense

Contract Revenue

We generally provide our services under contracts, purchase orders or retainer letters. The agreements we enter into with our clients typically incorporate one of three principal types of pricing provisions: time-and-materials, unit-based, and fixed price. Revenue on our time-and-materials and unit-based contracts are recognized as the work is performed in accordance with specific terms of the contract. As of April 3, 2020, approximately 27% of our contracts are time-and-materials contracts and approximately 51% of our contracts are unit-based contracts, compared to approximately 20% for time-and-materials contracts and approximately 66% for unit-based contracts as of March 29, 2019.

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

Critical Accounting Policies

We have prepared the accompanying unaudited Condensed Consolidated Financial Statements in accordance with generally accepted accounting principles in the U.S. (“GAAP”). To prepare these financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses in the reporting period. Our actual results may differ from these estimates. We have adopted accounting policies and practices that are generally accepted in the industry in which we operate.

There have been no material changes in our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10‑K for our fiscal year ended December 27, 2019. Please refer to Part II, Item 7 of our Annual Report on Form 10‑K for the fiscal year ended December 27, 2019 for a discussion of our critical accounting policies and estimates.

Recent Accounting Standards

For a description of recently issued and adopted accounting pronouncements, including adoption dates and expected effects on our results of operations and financial condition, see Part I, Item 1, Note 2, “Recent Accounting Pronouncements”, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

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

As of April 3, 2020, we had cash and cash equivalents of $12.3 million. This amount represents cash on hand in business checking accounts with BMO.

We do not engage in trading activities and do not participate in foreign currency transactions.

We are subject to interest rate risk in connection with our Term A Loan and borrowings, if any, under our revolving credit facility and delayed draw term loan, each of which bears interest at variable rates. As of April 3, 2020, $92.5 million was outstanding under our Term A Loan, $29.3 million was outstanding under our delayed draw term loan, $4.0 million was outstanding and $2.7 million in letters of credit were issued under the revolving credit facility. Each of our Term A Loan, revolving credit facility and delayed draw term loan mature as of June 26, 2024 and are governed by our credit agreement. As part of the Third Amendment (as described in Part II, Item 5 of this Quarterly Report on Form 10-Q), borrowings under the Credit Agreement will bear interest (A) from March 5, 2020 until the date of the Third Amendment, at a rate equal to one-month LIBOR plus 2.0%, (B) from the date of the Third Amendment until the date the administrative agent receives our financial statements for the quarter ending July 3, 2020, at a rate equal to either, at our option, (i) the highest of the prime rate, the Federal Funds Rate plus 0.5% or one-month LIBOR plus 1.00% (the “Base Rate”) or (ii) one-month LIBOR, in each case plus an applicable margin of 1.50% with respect to Base Rate borrowings and 2.50% with respect to LIBOR borrowings and (C) at all other times during the Covenant Relief Period, at a rate equal to either, at our option, (i) the Base Rate or (ii) one-month LIBOR, in each case plus an applicable margin ranging from 0.125% to 1.50% with respect to Base Rate borrowings and 1.125% to 2.50% with respect to LIBOR borrowings, depending on our consolidated leverage ratio; provided, that one-month LIBOR shall not be less than 0.75% during the Covenant Relief Period. During the Covenant Relief Period, we will pay a commitment fee for the unused portion of the revolving credit facility and the delayed draw term loan facility, which ranges from 0.15% to 0.45% per annum depending on our consolidated leverage ratio, and fees on the face amount of any letters of credit outstanding under the revolving credit facility, which range from 0.84% to 2.50% per annum, in each case, depending on whether such letter of credit is a performance or financial letter of credit and the Leverage Ratio.

After the Covenant Relief Period, borrowings under the Credit Agreement will bear interest at a rate equal to either, at our option, (i) the Base Rate or (ii) one-month LIBOR, in each case plus an applicable margin ranging from 0.125% to 1.00% with respect to Base Rate borrowings and 1.125% to 2.00% with respect to LIBOR borrowings, depending on our consolidated leverage ratio; provided, that one-month LIBOR shall not be less than 0.00%. After the Covenant Relief Period, we will pay a commitment fee for the unused portion of the revolving credit facility and the delayed draft term loan facility, which will range from 0.15% to 0.35% per annum depending on our consolidated leverage ratio, and fees on the face amount of any letters of credit outstanding under the revolving credit facility, which will range from 0.84% to 2.00% per annum, in each case, depending on whether such letter of credit is a performance or financial letter of credit and our consolidated leverage ratio.

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

Based upon the amount of our outstanding indebtedness as of April 3, 2020, a one percentage point increase in the effective interest rate would change our annual interest expense by approximately $1.3 million in 2020.

Risk Related to Potential LIBOR Transition

All of our $126.0 million of debt outstanding under our credit agreement as of April 3, 2020 bears interest at a floating rate that uses LIBOR as the applicable reference rate to calculate the interest. The Chief Executive of the U.K. Financial Conduct Authority (the “FCA”), which regulates the London Interbank Offered Rate, or LIBOR, has announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of LIBOR after

2021. That announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. Moreover, it is possible that LIBOR will be discontinued or modified prior to 2021.

Our credit agreement provides that, if the administrative agent has determined that adequate means do not exist for ascertaining LIBOR or the lenders have advised the administrative agent that (i) LIBOR does not adequately and fairly reflect the cost to lenders for maintaining their loans or (ii) making or funding LIBOR loans has become impracticable for the lenders, then, unless we amend the credit agreement to replace LIBOR with an alternative reference rate, all of our outstanding loans under the credit agreement will be converted to Base Rate Loans and the component of the Base Rate based upon LIBOR will not be used in any determination of the Base Rate Further, the lenders under our credit agreement will no longer be obligated to make loans using LIBOR as the applicable reference rate. If the rate used to calculate interest on our outstanding floating rate debt under our credit agreement that currently uses LIBOR were to increase by 1.0% either as a result of an increase in LIBOR or the result of the conversion to Base Rate Loans, we would expect to incur additional interest expense on such indebtedness as of April 3, 2020 of approximately $1.3 million on an annualized basis.

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

In connection with the preparation of this Quarterly Report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of April 3, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, as of April 3, 2020.

No change in our internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We acquired substantially all of the assets of Onsite Energy on July 2, 2019, and Energy and Environmental Economics, Inc. on October 28, 2019. We are in the process of evaluating the internal controls of each of the acquired businesses and integrating them into our existing operations and internal control processes.

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

ITEM 1A.  Risk Factors

With the exception of the following, there are no material changes to the risk factors set forth in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 27, 2019:

The COVID-19 pandemic and health and safety measures intended to slow its spread have adversely affected, and may continue to adversely affect, our business, results of operations and financial condition.

On January 30, 2020, the spread of a novel strain of coronavirus (“Covid-19”) was declared a Public Health Emergency of International Concern by the World Health Organization (“WHO”). On March 11, 2020, WHO characterized the Covid-19 outbreak as a pandemic. The Covid-19 pandemic has resulted in governmental authorities around the world implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place or total lock-down orders and business limitations and shutdowns (subject to exceptions for certain essential operations and businesses). The Covid-19 outbreak and restrictions intended to slow the spread of Covid-19 have caused economic and social disruption on an unprecedented scale. It is unclear how long these restrictions will remain in place and they may remain in place in some form for an extended period of time.

The Covid-19 pandemic and efforts to limit its spread negatively impacted our business during the three months ended April 3, 2020 and are expected to impact our business in the future. In California and New York, the states in which we have historically derived a majority of our revenue, mandatory shutdown orders were issued on March 19, 2020 and March 20, 2020, respectively, negatively impacting our business, financial condition and results of operations.  The impact of the Covid-19 pandemic on our business, including the impacts described above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” subjects us to various risks and uncertainties that could materially adversely affect our business, results of operations and financial condition including the following factors:

•

the extent and length of shutdowns of our direct install programs for small businesses in our Energy segment, which have resulted and will continue to result in material decreases in our revenues during the period of such shutdowns and are subject to determination by governmental authorities of the states in which we operate and outside of our control;

•

the possibility that some of our clients will request deferral, modification or reduction in their contractual work orders with us or, in the case of those clients that we service under a purchase order model, if such clients reduce or cancel the amount of work requested relative to historical practices;

•	fewer subcontractors being available to complete our work if our subcontractors must limit or cease operations or declare bankruptcy as a result of the Covid-19 pandemic;
•	increased difficulty in estimating and controlling costs, in particular for our fixed-price contracts, which represented approximately 19% of our consolidated contract revenue in fiscal year 2019;
•

our ability to make principal and interest payments on our debt obligations as they mature and our ability to comply with applicable financial covenants in our debt agreements in light of reduced revenues;

•	increased borrowing costs;
•	potential charges to our long-lived assets as a result of the measures implemented to contain the spread of Covid-19, including impairment of goodwill and other intangible assets;
•	potential changes to our effective tax rate and our valuation allowance against our deferred tax assets as a result of changes to our forecasted future profitability;

•

our clients becoming insolvent or initiating bankruptcy or similar proceedings, which would adversely affect our ability to collect contractual payments from such clients for work that may have already been completed and result in decreased revenues;

•	the impact on our results of operations and financial condition resulting from a temporary suspension in capital expenditures from our government clients;
•	increased difficulty in executing our growth strategy, which could result in fewer acquisition opportunities for us compared to historical levels;
•	increased employee absenteeism due to fear of infection and increased difficulty in maintaining our workforce during this uncertain time; and
•

the potential adverse impacting on productivity of management and our employees that are working remotely, including impacting our ability to maintain our financial reporting processes and related controls.

These factors may remain prevalent for a significant period of time and may continue to adversely affect our business, results of operations and financial condition even after the Covid-19 pandemic has subsided. In addition, if a resurgence of the Covid-19 virus occurs after the initial outbreak subsides, these factors will be exasperated.

As this situation is ongoing and the duration and severity of the Covid-19 pandemic is uncertain at this time, it is difficult to forecast the eventual long-term impacts on our future operating results or financial condition. We expect the Covid-19 pandemic will negatively impact our financial results, including having a larger impact on our results of operations for the second quarter than has been reflected in our first quarter results for 2020. Our earnings are expected to be adversely impacted by decreased revenue from clients. We primarily work for utilities, municipalities and other public agencies. As a result of the economic slowdown from the measures taken to mitigate the Covid-19 pandemic, we expect many governmental and other public agencies will have significant budget shortfalls for 2020 and potentially beyond. As a result of these budget deficits, our governmental and other public agency clients may delay funding for existing contracts with us, postpone entering into new contracts or request price concessions. The reduction or elimination of funding can also result in contract options not being exercised and further work on existing contracts and orders being curtailed. We expect our average number of days our receivables are outstanding will increase and it may result in increased credit losses on uncollectible invoices. In particular, New York and California have been subject to business limitations and restrictions for a significant period of time already and are expected to have restrictions for a significant period of time. We generated approximately 41.1% and 27.2% of our consolidated contract revenue during fiscal year 2019 from services rendered to public agencies, utilities, and private industry in California and New York, respectively. In addition, our top two clients and one of our utility programs accounted for 34% of our consolidated contract revenue and are located in California and New York. LADWP, Consolidated Edison of New York, and DASNY accounted for 17.9%, 11.2% and 5.4%, respectively, of our consolidated contract revenue in fiscal year 2019. The amounts due from these clients represented 29% of our outstanding accounts receivable as of December 27, 2019. As with most of our clients, these clients are not committed to purchase any minimum amount of our services, as our agreements with them are based on a “purchase order” model. As a result, they may discontinue utilizing some or all of our services with little or no notice.

 In addition, we rely on subcontractors to complete a substantial portion of our work, especially in our Energy segment. Subcontractor services and other direct costs comprised approximately 55% of our consolidated contract revenue in fiscal year 2019. If our preferred subcontractors suffer significant economic harm and must limit or cease operations or file for bankruptcy as a result of the current economic slowdown, our subcontractors may not be able to fulfill their contractual obligations satisfactorily and we may not have the ability to select our subcontractors of choice for new contracts.  If our subcontractors are not able to fulfill their contractual obligations, it could result in a significant increase in costs for us to complete the projects.  In addition, the absence of qualified subcontractors with whom we have a satisfactory relationship could adversely affect the quality of our service offerings and therefore, adversely affect our business, results of operations and financial condition.

Depending on the severity and longevity of the Covid-19 pandemic, the related efforts taken to reduce its spread, and the possibility of a resurgence of the Covid-19 pandemic, we also could recognize a significant adverse impact to our liquidity position due to lower revenues resulting from the shutdown of a significant portion of our direct install programs for small businesses.

As a result of the Covid-19 outbreak, we are also currently evaluating the impact on long-lived assets, such as goodwill, for possible impairment. We did not record an impairment charge during the first quarter of fiscal year 2020. However, depending on future events, we may be required to record future impairment charges related to our long-lived assets, which primarily represents the goodwill acquired in our recent acquisitions and other intangibles, such as our customer relationships. In addition, depending on the ongoing impact of the pandemic, we may also be required to reserve for incremental credit losses. Any material increase in our allowances for credit losses would have a corresponding effect on our results of operations and related cash flows.

Given the uncertainties associated with the duration of the pandemic, we cannot reasonably estimate the ultimate impacts of Covid-19 and efforts to limit its spread on our business, financial condition, results of operations or cash flows for the foreseeable future or whether our assumptions used to estimate our future liquidity requirements will be correct. The extent of the impact of the Covid-19 pandemic on our business and financial results will depend on future developments, including the duration, severity and spread of the pandemic, health and safety actions taken to contain its spread, any possible resurgence of Covid-19 that may occur after the initial outbreak subsides and how quickly and to what extent normal economic and operating conditions can resume within the markets in which we operate, each of which are highly uncertain at this time and outside of our control. Even after the Covid-19 pandemic has ultimately subsided, we may continue to experience adverse impacts to our business and financial results as a result of its global economic impact, including any economic downturn or recession that has occurred or may occur in the future. The adverse impact of the Covid-19 pandemic on our business, results of operations and financial condition could be material.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended April 3, 2020, we repurchased an aggregate of 92,452 shares of our common stock at an average price of $31.00 per share from employees to satisfy tax withholding obligations incurred in connection with the vesting of restricted stock.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Mine Safety Disclosures

Not applicable.

ITEM 5.  Other Information

Third Amendment to the Credit Agreement

On May 6, 2020, we entered into the Third Amendment to the Amended and Restated Credit Agreement (the “Third Amendment”) which, among other things, amends or suspends certain covenants contained in the Credit Agreement from March 5, 2020 until the earlier of (i) July 2, 2021 and (ii) the last day of the fiscal quarter in which we deliver an irrevocable election to terminate the covenant relief granted by the Third Amendment (the “Covenant Relief Period”).

The Third Amendment increases the maximum Leverage Ratio we are permitted to maintain during the Covenant Relief Period and replaces the covenant to maintain a minimum FCCR Ratio during the Covenant Relief Period with a requirement to maintain a minimum Adjusted EBITDA (as defined in the Third Amendment). During the Covenant Relief Period, no further delayed draw term loans may be borrowed under the Credit Facilities and we are prohibited from engaging in share repurchases or making any Permitted Acquisitions (as defined in the Credit Agreement). Additionally, during the Covenant Relief Period, the aggregate amount of all capital expenditures made by us may not exceed $7.0 million, and we are prohibited from making any earn-out payments if, after giving effect to such earn-out payment, our liquidity would be less than $5.0 million or the aggregate amount of all earn-out payments made by us during the Covenant Relief Period would exceed $7.0 million.

As part of the Third Amendment, borrowings under the Credit Agreement will bear interest (A) from March 5, 2020 until the date of the Third Amendment, at a rate equal to one-month LIBOR plus 2.0%, (B) from the date of the Third Amendment until the date the administrative agent receives our financial statements for the quarter ending July 3, 2020, at a rate equal to either, at our option, (i) the highest of the prime rate, the Federal Funds Rate plus 0.5% or one-month LIBOR plus 1.00% (the “Base Rate”) or (ii) one-month LIBOR, in each case plus an applicable margin of 1.50% with respect to Base Rate borrowings and 2.50% with respect to LIBOR borrowings and (C) at all other times during the Covenant Relief Period, at a rate equal to either, at our option, (i) the Base Rate or (ii) one-month LIBOR, in each case plus an applicable margin ranging from 0.125% to 1.50% with respect to Base Rate borrowings and 1.125% to 2.50% with respect to LIBOR borrowings, depending on the Leverage Ratio; provided, that one-month LIBOR shall not be less than 0.75% during the Covenant Relief Period. During the Covenant Relief Period, we will pay a commitment fee for the unused portion of the Revolving Credit Facility and the delayed draw term loan facility, which ranges from 0.15% to 0.45% per annum depending on the Leverage Ratio, and fees on the face amount of any letters of credit outstanding under the Revolving Credit Facility, which range from 0.84% to 2.50% per annum, in each case, depending on whether such letter of credit is a performance or financial letter of credit and the Leverage Ratio.

After the Covenant Relief Period, borrowings under the Credit Agreement will bear interest at a rate equal to either, at our option, (i) the Base Rate or (ii) one-month LIBOR, in each case plus an applicable margin ranging from 0.125% to 1.00% with respect to Base Rate borrowings and 1.125% to 2.00% with respect to LIBOR borrowings, depending on the Leverage Ratio;  provided, that one-month LIBOR shall not be less than 0.00%. After the Covenant Relief Period, we will pay a commitment fee for the unused portion of the Revolving Credit Facility and the delayed draft term loan facility, which will range from 0.15% to 0.35% per annum depending on the Leverage Ratio, and fees on the face amount of any letters of credit outstanding under the Revolving Credit Facility, which will range from 0.84% to 2.00% per annum, in each case, depending on whether such letter of credit is a performance or financial letter of credit and the Leverage Ratio.

On May 6, 2020, after giving effect to the Third Amendment and the effectiveness of the Covenant Relief Period, we had $36.0 million in borrowing capacity available under our credit facilities.

The foregoing description of the Third Amendment is qualified in its entirety by reference to the full text of the Third Amendment which is attached as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

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

2.3‡

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

3.2	Amended and Restated Bylaws of Willdan Group, Inc. (incorporated by reference to Exhibit 3.1 to Willdan Group, Inc.’s Current Report on Form 8-K, filed with the SEC on April 16, 2020).
4.1

Specimen Stock Certificate for shares of the Registrant’s Common Stock (incorporated by reference to Willdan Group, Inc.’s Registration Statement on Form S-1, filed with the SEC on August 9, 2006, as amended (File No. 333-136444)).

4.2	Description of Willdan Group, Inc.’s Capital Stock (incorporated by reference to Exhibit 4.2 to Willdan Group, Inc.’s Annual Report on Form 10-K filed on March 6, 2020).
4.3

The Company agrees to furnish to the Securities and Exchange Commission upon request a copy of each instrument with respect to issues of long‑term debt of Willdan Group, Inc. and its subsidiaries, the authorized principal amount of which does not exceed 10% of the consolidated assets of Willdan Group, Inc. and its subsidiaries.

10.1*¥

Third Amendment to Amended and Restated Credit Agreement, dated as of May 6, 2020, by and among Willdan Group, Inc., the Guarantors signatory thereto, the Lenders signatory thereto and BMO Harris Bank N.A., as administrative agent.

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
101*

Interactive data files pursuant to Rule 405 of Regulation S‑T: (i) the Consolidated Balance Sheets as of April 3, 2020 and December 27, 2019; (ii) the Consolidated Statements of Comprehensive Income for the three months ended April 3, 2020 and March 29, 2019; (iii) the Consolidated Statements of Stockholders’ Equity for the three months ended April 3, 2020 and March 29, 2019; (iv) the Consolidated Statement of Cash Flows for the three months ended April 3, 2020 and March 29, 2019; and (v) the Notes to the Consolidated Financial Statements.

*Filed herewith.

**Furnished herewith.

‡Portions of the referenced exhibit have been omitted pursuant to Item 601(b) of Regulation S-K because it (i) is not material and (ii) would be competitively harmful if publicly disclosed.

¥All schedules and exhibits to the Amended and Restated Credit Agreement were omitted pursuant to Item 601(a)(5) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILLDAN GROUP, INC.

/s/ Stacy B. McLaughlin
Stacy B. McLaughlin
Chief Financial Officer and Vice President
(Principal Financial Officer, Principal Accounting Officer and duly authorized officer)
May 7, 2020