Form 10-Q
period 2020-07-03
Willdan Group, Inc.
filed 2020-08-07
CIK 1370450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2020

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

As of August 5, 2020, there were 12,065,909 shares of common stock, $0.01 par value per share, of Willdan Group, Inc. issued and outstanding.

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

All of our forward-looking statements are subject to risks and uncertainties that may cause our actual results to differ materially from our expectations. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to:

●	the extent to which the coronavirus (“Covid-19”) pandemic and measures taken to contain its spread ultimately impact our business, results of operation and financial condition, including the speed with which our various direct install programs for small businesses are able to resume normal operations following government mandated shutdowns and phased re-openings;
●	our ability to adequately complete projects in a timely manner;
●	our ability to compete successfully in the highly competitive energy efficiency services market, which represented 84% of our consolidated revenue in fiscal year 2019;
●	our reliance on work from our top ten clients, which accounted for 51% of our consolidated contract revenue for fiscal year 2019;
●	changes in state, local and regional economies and government budgets;
●	our ability to win new contracts, to renew existing contracts and to compete effectively for contracts awarded through bidding processes;
●	our ability to successfully integrate our acquisitions and execute on our growth strategy;
●	our ability to make principal and interest payments on our outstanding debt as they come due and to comply with the financial covenants contained in our debt agreements; and
●	our ability to obtain financing and to refinance our outstanding debt as it matures.

The factors noted above and risks included in our other SEC filings may be increased or intensified as a result of the Covid-19 pandemic, including the resurgence of the Covid-19 virus in the United States and any future resurgences. The extent to which the Covid-19 pandemic ultimately impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted. See the risk factor in Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended April 3, 2020,

“The Covid-19 pandemic and health and safety measures intended to reduce its spread have adversely affected, and may continue to adversely affect, our business, results of operations and financial condition.” for more information. The above is not a complete list of factors or events that could cause actual results to differ from our expectations, and we cannot predict all of them. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements disclosed elsewhere in this Quarterly Report on Form 10-Q, under Part I, Item 1A. “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 27, 2019 and under Part II, Item 1A. “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in our Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2020, as such disclosures may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange Commission, including subsequent Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and public communications. You should evaluate all forward-looking statements made in this Quarterly Report on Form 10-Q and otherwise in the context of these risks and uncertainties.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(Unaudited)

	July 3,	December 27,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$17,160	$5,452
Accounts receivable, net of allowance for doubtful accounts of $2,079 and $1,147 at July 3, 2020 and December 27, 2019, respectively	43,001	57,504
Contract assets	62,062	101,418
Other receivables	4,354	4,845
Prepaid expenses and other current assets	4,884	6,254
Total current assets	131,461	175,473
Equipment and leasehold improvements, net	12,791	12,051
Goodwill	130,236	127,647
Right-of-use assets	22,679	22,297
Other intangible assets, net	70,121	76,837
Other assets	13,452	16,296
Deferred income taxes, net	12,628	9,312
Total assets	$393,368	$439,913
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$35,070	$34,000
Accrued liabilities	35,948	67,615
Contingent consideration payable	6,366	5,155
Contract liabilities	7,157	5,563
Notes payable	13,866	13,720
Finance lease obligations	332	375
Lease liability	5,994	5,550
Total current liabilities	104,733	131,978
Contingent consideration payable	3,877	4,891
Notes payable	104,592	116,631
Finance lease obligations, less current portion	256	191
Lease liability, less current portion	17,935	18,411
Other noncurrent liabilities	579	533
Total liabilities	231,972	272,635

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 40,000 shares authorized; 12,012 and 11,497 shares issued and outstanding at July 3, 2020 and December 27, 2019, respectively	120	115
Additional paid-in capital	140,165	132,547
Accumulated other comprehensive loss	(762)	(396)
Retained earnings	21,873	35,012
Total stockholders’ equity	161,396	167,278
Total liabilities and stockholders’ equity	$393,368	$439,913

See accompanying notes to Condensed Consolidated Financial Statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 3,	June 28,	July 3,	June 28,
	2020	2019	2020	2019
Contract revenue	$83,549	$104,396	$189,575	$196,189

Direct costs of contract revenue (inclusive of directly related depreciation and amortization):
Salaries and wages	13,650	15,624	32,565	30,534
Subcontractor services and other direct costs	40,355	57,623	96,775	108,571
Total direct costs of contract revenue	54,005	73,247	129,340	139,105

General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	15,331	15,437	35,743	30,406
Facilities and facility related	2,642	2,047	5,336	3,819
Stock-based compensation	4,230	2,224	8,825	4,041
Depreciation and amortization	5,466	2,866	9,985	5,520
Other	5,716	5,802	12,456	10,759
Total general and administrative expenses	33,385	28,376	72,345	54,545
Income (Loss) from operations	(3,841)	2,773	(12,110)	2,539

Other income (expense):
Interest expense, net	(1,257)	(1,221)	(2,770)	(2,342)
Other, net	23	18	46	29
Total other expense, net	(1,234)	(1,203)	(2,724)	(2,313)
Income (Loss) before income taxes	(5,075)	1,570	(14,834)	226

Income tax benefit	(90)	(70)	(1,695)	(997)
Net income (loss)	(4,985)	1,640	(13,139)	1,223

Other comprehensive income (loss):
Unrealized gain (loss) on derivative contracts, net of tax	83	(219)	(366)	(438)
Comprehensive income (loss)	$(4,902)	$1,421	$(13,505)	$785

Earnings (Loss) per share:
Basic	$(0.43)	$0.15	$(1.13)	$0.11
Diluted	$(0.43)	$0.14	$(1.13)	$0.10

Weighted-average shares outstanding:
Basic	11,682	11,100	11,593	11,037
Diluted	11,682	11,679	11,593	11,670

See accompanying notes to Condensed Consolidated Financial Statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

				Accumulated
			Additional	other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total
Balance at December 28, 2018	10,968	$110	$114,008	$—	$30,171	$144,289
Shares of common stock issued in connection with employee stock purchase plan	28	—	749	—	—	749
Shares of common stock issued in connection with incentive stock plan	21	—	291	—	—	291
Shares used to pay taxes on stock grants	(66)	(1)	(2,515)	—	—	(2,516)
Issuance of restricted stock award and units	175	2	(2)	—	—	—
Stock-based compensation expense	—	—	1,817	—	—	1,817
Net loss	—	—	—	—	(417)	(417)
Net unrealized loss on derivative contracts	—	—	—	(219)	—	(219)
Balance at March 29, 2019	11,126	$111	$114,348	$(219)	$29,754	$143,994
Shares of common stock issued in connection with incentive stock plan	77	1	231	—	—	232
Unregistered sales of equity securities and use of proceeds	(9)	—	(346)	—	—	(346)
Stock-based compensation expense	—	—	2,224	—	—	2,224
Net income	—	—	—	—	1,640	1,640
Net unrealized loss on derivative contracts	—	—	—	(219)	—	(219)
Balance at June 28, 2019	11,194	$112	$116,457	$(438)	$31,394	$147,525

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total
Balance at December 27, 2019	11,497	$115	$132,547	$(396)	$35,012	$167,278
Shares of common stock issued in connection with employee stock purchase plan	40	0	1,073	—	—	1,073
Shares of common stock issued in connection with incentive stock plan	19	0	260	—	—	260
Shares used to pay taxes on stock grants	(92)	(1)	(2,866)	—	—	(2,867)
Issuance of restricted stock award and units	176	2	(1)	—	—	1
Stock-based compensation expense	—	—	4,595	—	—	4,595
Net loss	—	—	—	—	(8,154)	(8,154)
Net unrealized loss on derivative contracts	—	—	—	(449)	—	(449)
Balance at April 3, 2020	11,640	$116	$135,608	$(845)	$26,858	$161,737
Shares of common stock issued in connection with incentive stock plan	63	1	330	—	—	331
Issuance of restricted stock award and units	309	3	(3)	—	—	—
Stock-based compensation expense	—	—	4,230	—	—	4,230
Net loss	—	—	—	—	(4,985)	(4,985)
Net unrealized gain on derivative contracts	—	—	—	83	—	83
Balance at July 3, 2020	12,012	$120	$140,165	$(762)	$21,873	$161,396

See accompanying notes to Condensed Consolidated Financial Statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended
	July 3,	June 28,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(13,139)	$1,223
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,985	5,712
Deferred income taxes, net	(3,726)	(167)
(Gain) loss on sale/disposal of equipment	(16)	(8)
Provision for doubtful accounts	968	202
Stock-based compensation	8,825	4,041
Accretion and fair value adjustments of contingent consideration	1,630	(627)
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts receivable	13,535	15,998
Contract assets	35,862	(8,148)
Other receivables	897	(1,719)
Prepaid expenses and other current assets	1,140	877
Other assets	2,496	(615)
Accounts payable	1,070	(6,615)
Accrued liabilities	(31,987)	2,036
Contract liabilities	1,594	65
Right-of-use assets	97	240
Net cash provided by operating activities	29,231	12,495
Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(2,946)	(3,619)
Proceeds from sale of equipment	17	44
Cash paid for acquisitions, net of cash acquired	—	(21,800)
Net cash used in investing activities	(2,929)	(25,375)
Cash flows from financing activities:
Payments on contingent consideration	(1,433)	(1,381)
Payments on notes payable	(163)	(929)
Payments on debt issuance costs	—	(577)
Borrowings under term loan facility and line of credit	24,000	100,000
Repayments under term loan facility and line of credit	(35,500)	(70,000)
Principal payments on finance leases	(296)	(300)
Proceeds from stock option exercise	591	523
Proceeds from sales of common stock under employee stock purchase plan	1,073	749
Shares used to pay taxes on stock grants	(2,867)	(2,862)
Restricted Stock Award and Units	1	—
Net cash (used in) provided by financing activities	(14,594)	25,223
Net increase (decrease) in cash and cash equivalents	11,708	12,343
Cash and cash equivalents at beginning of period	5,452	15,259
Cash and cash equivalents at end of period	$17,160	$27,602
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,797	$2,156
Income taxes	262	2,040
Supplemental disclosures of noncash investing and financing activities:
Equipment acquired under finance leases	318	413

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

The Company’s broad portfolio of services operates within two financial reporting segments: (1) Energy and (2) Engineering and Consulting. The interfaces and synergies between these segments are important elements of the Company’s strategy to design and deliver trusted, comprehensive, innovative, and proven solutions for its customers.

The accounting policies followed by the Company are set forth in Part II, Item 8, Note 1, Organization and Operations of the Company, of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2019. In the opinion of management, all adjustments necessary to fairly state the Condensed Consolidated Financial Statements have been made. All such adjustments are of a normal, recurring nature. Certain information and footnote disclosures normally included in the Consolidated Financial Statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These Condensed Consolidated Financial Statements and related notes thereto should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2019. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

Fiscal Years

The Company operates and reports its annual financial results based on 52 or 53-week periods ending on the Friday closest to December 31. The Company operates and reports its quarterly financial results based on the 13-week period ending on the Friday closest to March 31, June 30 and September 30 and the 13 or 14-week period ending on the Friday closest to March 31, as applicable. Fiscal year 2020, which ends on January 1, 2021, will be comprised of 53 weeks, with the first quarter consisting of 14 weeks and the remaining quarters consisting of 13 weeks each. Fiscal year 2019, which ended on December 27, 2019 was comprised of 52 weeks, with all quarters presented consisting of 13 weeks. All references to years in the notes to consolidated financial statements represent fiscal years.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements. Estimates also affect the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Management’s Plans in Response to Covid-19

On January 30, 2020, the spread of a novel strain of coronavirus (“Covid-19”) was declared a Public Health Emergency of International Concern by the World Health Organization (“WHO”). On March 11, 2020, WHO characterized the Covid-19 outbreak as a pandemic. The Covid-19 pandemic has resulted in governmental authorities around the world implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place or total lock-down orders and business limitations and shutdowns (subject to exceptions for certain essential operations and businesses). Although some of these measures have since been lifted or scaled back, a

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

recent resurgence of Covid-19 in the United States has resulted in the reimposition of certain restrictions and may lead to other restrictions being reimplemented in response to efforts to reduce the spread of Covid-19. The Covid-19 outbreak and restrictions intended to slow the spread of Covid-19 have caused economic and social disruption on an unprecedented scale. It is unclear how long these restrictions will remain in place and they may remain in place in some form for an extended period of time. Given the uncertainties associated with the duration of the pandemic, the Company cannot reasonably estimate the ultimate impacts of Covid-19 and efforts to limit its spread on its business, financial condition, results of operations or cash flows for the foreseeable future or whether the Company’s assumptions used to estimate its future liquidity requirements will be correct.

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

Financial Position and Results of Operations

The Covid-19 pandemic and efforts to limit its spread negatively impacted the Company’s business during the three and six months ended July 3, 2020. In California and New York, the states in which the Company has historically derived a majority of its revenue, mandatory shutdown orders were issued in March 2020. In California, phased re-openings began in May 2020 and were subsequently curtailed in July 2020 as result of the resurgence of Covid-19 cases. In New York, phased re-openings began in June 2020. As a result, the most significant pandemic related impacts to the Company’s business are now occurring in California to its direct install business. The Company’s business in New York has been improving over the last month and all New York utility programs have restarted.

In the Energy segment, the Company has experienced and expects to continue to experience a negative impact on its direct install programs that serve small businesses as a result of restrictions put in place by governmental authorities that have required temporary shutdowns of all “non-essential” businesses. In fiscal 2019, the Company derived approximately 40% of its gross revenue from its direct install programs that serve small businesses, and a significant portion of its direct install work on these programs is just entering recovery as phased re-openings continue. The Company’s other programs, which generated approximately 60% of its gross revenue in fiscal 2019, are either businesses that have been determined to be “essential” by government authorities or have continued to progress during the pandemic. In addition, some of the Company’s programs in the Energy segment, particularly those related to improvements in public schools, have been accelerated to take advantage of empty facilities.

In the Engineering and Consulting segment, the Company’s revenues have been minimally affected by Covid-19. The services in this segment have generally been deemed “essential” by the government and have continued to operate while abiding social distancing measures.

As of August 7, 2020, though some of the Company’s work has been suspended, none of its contracts have been cancelled and proposal activities for new programs have continued to advance. The Company currently estimates that pandemic related slowdowns and work suspensions are reducing its revenue by approximately 20% from pre-pandemic levels, an improvement from the estimated 40% reduction observed in April.

In response to the Covid-19 pandemic and efforts to prevent its spread, the Company began taking a number of steps during the first quarter of fiscal 2020 aimed at preserving liquidity and positioning itself to resume its growth trajectory after work restrictions are lifted. These steps include:

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

●	Executing a reduction in workforce, primarily through an unpaid furlough, impacting approximately 300 members of staff. The largest reductions were a result of government-mandated work restrictions impacting the Company’s direct install programs in California and New York. During the Company’s second fiscal quarter, furloughed employees began to return to work as government authorities began lifting restrictions through phased re-openings;

●	A temporary freeze on all non-critical spending for travel, capital expenditures, and other discretionary expenses;

●	A temporary cash wage reduction for salaried employees, ranging from 0% for lower salary bands up to 75% for senior management. During the second half of the Company’s second fiscal quarter, as the initial impact of Covid-19 was ascertained and operations were adjusted accordingly, salaries were reinstituted with the exception of corporate staff, whose salaries were reinstituted at the end of July 2020;

●	Suspension of cash fees for the Company’s Board of Directors, until such time as the Board of Directors determines;

●	Implementing a temporary hiring freeze; and

●	Amending the Company’s credit facility for increased flexibility.

The Company believes that its financial position is sufficiently flexible to enable it to maneuver in the current economic environment. Throughout the first and second quarter of fiscal year 2020, the Company enhanced liquidity by minimizing working capital and significantly improving cash collections. In addition, in May 2020, the Company amended its credit facility to modify, among other things, certain covenants to increase its financial flexibility. Combined with availability under its credit facility, the Company believes its enhanced liquidity position provides a cushion against liquidity disruptions. The Company anticipates borrowing additional amounts under its existing credit facility during the second half of fiscal year 2020 to support an expectation of recovery from Covid-19 operating levels and the accompanying need for working capital as a result of the easing of Covid-19 restrictions.

Asset and liability valuation and other estimates used in preparation of financial statements

As of July 3, 2020, the Company did not have any impairment with respect to goodwill or long-lived assets, including intangible assets. Because the full extent of the impact of the Covid-19 outbreak and efforts to slow its spread are unknown at this time, they could, under certain circumstances, cause impairment and result in a non-cash impairment charge being recorded in future periods.

Changes to the estimated future profitability of the business may require that the Company establish an additional valuation allowance against all or some portion of its net deferred tax assets.

Impact on Clients and Subcontractors and Other Risks

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The Company primarily works for utilities, municipalities and other public agencies. The Company expects many governmental and other public agencies will have significant budget shortfalls for 2020 and potentially beyond as a result of the economic slowdown from the measures taken to mitigate the Covid-19 pandemic. Although none of the Company’s contracts with governmental or other public agencies were materially modified in the second fiscal quarter, these potential budget deficits could result in delayed funding for existing contracts with the Company, postponements of new contracts or price concessions. Further, most of the Company’s clients are not committed to purchase any minimum amount of services, as the Company agreements with them are based on a “purchase order” model. As a result, they may discontinue utilizing some or all of the Company’s services with little or no notice.

 In addition, the Company relies on subcontractors and material suppliers to complete a substantial portion of our work, especially in its Energy segment. If the Company’s significant subcontractors and material suppliers suffer significant economic harm and must limit or cease operations or file for bankruptcy as a result of the current economic slowdown, the Company’s subcontractors and material suppliers may not be able to fulfill their contractual obligations satisfactorily and the Company may not have the ability to select its subcontractors and material suppliers of choice for new contracts. If the Company’s subcontractors and material suppliers are not able to fulfill their contractual obligations, it could result in a significant increase in costs for the Company to complete the projects. The ultimate impact of Covid-19 on the Company’s financial condition and results of operations will depend on all of the factors noted above, including other factors that the Company may not be able to forecast at this time. See the risk factor “The Covid-19 pandemic and health and safety measures intended to slow its spread have adversely affected, and may continue to adversely affect, our business, results of operations and financial condition.” under Part II, Item 1A. “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2020. While Covid-19 has had, and the Company expects it to continue to have, an adverse effect on its business, financial condition and results of operations, it is unable to predict the extent of these impacts at this time.

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

Accounting Pronouncements Recently Issued

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). ASU 2020-04 provides optional expedients and exceptions for applying U.S. GAAP to contract modifications and hedging relationships that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04 provides, among other things, guidance that modifications of contracts within the scope of Topic 470, Debt, should be accounted for by prospectively adjusting the effective interest rate; modifications of contracts within the scope of Topic 840, Leases, should be accounted for as a continuation of the existing contract; and, changes in the critical terms of hedging relationships, caused by reference rate reform, should not result in the de-designation of the instrument, provided certain criteria are met. The Company’s exposure to LIBOR rates includes its credit facilities and swap agreement. The amendments are effective as of March 12, 2020 through December 31, 2022. Adoption is permitted at any time. The Company is currently evaluating the impact this update will have on its Condensed Consolidated Financial Statements.

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

Retainage, included in contract assets, represents amounts withheld from billings to the Company’s clients pursuant to provisions in the contracts and may not be paid to the Company until specific tasks are completed or the project is completed and, in some instances, for even longer periods. As of July 3, 2020 and December 27, 2019, contract assets included retainage of $5.0 million and $5.4 million, respectively.

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

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

4. SUPPLEMENTAL FINANCIAL STATEMENT DATA

Accounts Receivable

From time to time, in connection with factoring agreements, the Company sells trade accounts receivable without recourse to third party purchasers in exchange for cash. During the six months ended July 3, 2020 and June 28, 2019, the Company did not sell any trade accounts receivable.

Equipment and Leasehold Improvements

	July 3,	December 27,
	2020	2019
	(in thousands)
Furniture and fixtures	$4,086	$4,614
Computer hardware and software	15,983	14,789
Leasehold improvements	2,971	2,410
Equipment under finance leases	2,247	1,957
Automobiles, trucks, and field equipment	3,255	3,564
Subtotal	28,542	27,334
Accumulated depreciation and amortization	(15,751)	(15,283)
Equipment and leasehold improvements, net	$12,791	$12,051

Included in accumulated depreciation and amortization is $0.3 million and $0.5 million of amortization expense related to equipment held under finance leases in the six months ended July 3, 2020 and fiscal year 2019, respectively.

Accrued Liabilities

	July 3,	December 27,
	2020	2019
	(in thousands)
Accrued subcontractor costs	$21,502	$45,366
Compensation and payroll taxes	5,070	3,286
Accrued bonuses	3,663	7,756
Other	2,506	4,630
Employee withholdings	1,876	3,463
Paid leave bank	1,331	3,114
Total accrued liabilities	$35,948	$67,615

Goodwill

	December 27,	Additional	Additions /	July 3,
	2019	Purchase Cost	Adjustments	2020
	(in thousands)
Reporting Unit:
Energy	$126,898	$—	$2,589	$129,487
Engineering and Consulting	749	—	—	749
	$127,647	$—	$2,589	$130,236

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The Company tests for impairment, at a minimum, on an annual basis or earlier when certain events or changes in circumstances indicate that goodwill may more likely than not be impaired. The Company evaluated the current economic impact caused by the Covid-19 pandemic to assess a potential impairment of goodwill and noted that it does not believe it is more likely than not that goodwill was impaired as of July 3, 2020.

Intangible Assets

	July 3, 2020		December 27, 2019
	Gross	Accumulated	Gross	Accumulated	Amortization
	Amount	Amortization	Amount	Amortization	Period
	(in thousands)				(in years)
Finite:
Backlog	$7,844	$5,542	$7,134	$3,763	1.0
Tradename	13,711	5,904	13,351	4,882	2.5	-	6.0
Non-compete agreements	2,320	1,519	2,320	1,384	4.0	-	5.0
Developed technology	14,620	4,539	14,620	3,227	8.0
Customer relationships	60,409	11,279	60,733	8,065	5.0	-	8.0
Total intangible assets	$98,904	$28,783	$98,158	$21,321

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

On January 31, 2019, the Company entered into an interest rate swap agreement that the Company designated as cash flow hedge to fix the variable interest rate on a portion of the Company’s Term A Loan (as defined below in Note 6. “Debt Obligations”). The interest rate swap agreement total notional amount of $35.0 million, has a fixed annual interest rate of 2.47% and expires on January 31, 2022. As of July 3, 2020, the effective portion of the Company’s interest rate swap agreement designated as a cash flow hedge before tax effects was $1.0 million, of which no amounts were reclassified from accumulated other comprehensive income to interest expense in the six months ended July 3, 2020. The Company expects to reclassify $0.7 million from accumulated other comprehensive loss to interest expense within the next twelve months.

The fair values of the Company’s outstanding derivatives designated as hedging instruments were as follows:

		Fair Value of Derivative
		Instruments as of
	Balance Sheet Location	July 3, 2020	December 27, 2019
		(in thousands)
Interest rate swap agreement	Accrued liabilities	$(658)	$(241)
Interest rate swap agreement	Other noncurrent (liabilities) assets	$(351)	$(306)

The impact of the effective portions of derivative instruments in cash flow hedging relationships and fair value relationships on other comprehensive income were not material for the three months ended July 3, 2020 and were $0.4 million for the six months ended July 3, 2020, as compared to $0.2 million and $0.4 million for the three and six month ended June 28, 2019, respectively.

The accumulated balances and reporting period activities for the three and six months ended July 3, 2020 related to reclassifications out of accumulated other comprehensive loss are summarized as follows:

	Gain (Loss) on	Accumulated Other
	Derivative Instruments	Comprehensive Loss
	(in thousands)
Balances at December 27, 2019	$(396)	$(396)
Other comprehensive loss before reclassifications	(568)	(568)
Amounts reclassified from accumulated other comprehensive income	—	—
Income tax benefit related to derivative instruments	119	119
Net current-period other comprehensive loss	(845)	(845)
Balances at April 3, 2020	$(845)	$(845)
Other comprehensive loss before reclassifications	$105	$105
Amounts reclassified from accumulated other comprehensive income:	—	—
Income tax benefit (expense) related to derivative instruments	(22)	(22)
Net current-period other comprehensive loss	83	83
Balances at July 3, 2020	$(762)	$(762)

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

6. DEBT OBLIGATIONS

Debt obligations, excluding obligations under finance leases (see Note 7, Leases, below), consisted of the following:

	July 3,	December 27,
	2020	2019
	(in thousands)
Outstanding borrowings on Term A Loan	$90,000	$95,000
Outstanding borrowings on Revolving Credit Facility	—	5,000
Outstanding borrowings on Delayed Draw Term Loan	28,500	30,000
Other debt agreements	898	1,060
Total debt	119,398	131,060
Issuance costs and debt discounts	(940)	(709)
Subtotal	118,458	130,351
Less current portion of long-term debt	13,866	13,720
Long-term debt portion	$104,592	$116,631

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

Prior to the Third Amendment (as defined below), the Credit Agreement required the Company to comply with certain financial covenants, including requiring that the Company maintain a (i) total leverage ratio (the “Leverage Ratio”), defined as the ratio of total funded debt to Adjusted EBITDA (as defined in the Credit Agreement), of at least 3.50 to 1.00 through December 31, 2020, and 3.25 to 1.00 thereafter and (ii) fixed charge coverage ratio (“FCCR Ratio”), defined as the ratio of Adjusted EBITDA less Unfinanced Capital Expenditures (as defined in the Credit Agreement) to Fixed Charges (as defined in the Credit Agreement), of not less than 1.20 to 1.00, in each case tested quarterly.

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

As part of the Third Amendment, borrowings under the Credit Agreement bear interest (A) from March 5, 2020 until the date of the Third Amendment, at a rate equal to one-month LIBOR plus 2.0%, (B) from the date of the Third Amendment until the date the administrative agent receives the Company’s financial statements for the quarter ended July 3, 2020, at a rate equal to one-month LIBOR, plus an applicable margin of 2.50% and (C) at all other times during the Covenant Relief Period, at a rate equal to either, at the Company’s option, (i) the highest of the prime rate, the Federal Funds Rate plus 0.5% or one-month LIBOR plus 1.00% or (ii) one-month LIBOR, in each case plus an applicable margin ranging from 0.125% to 1.50% with respect to Base Rate borrowings and 1.125% to 2.50% with respect to LIBOR borrowings, depending on the Leverage Ratio; provided, that one-month LIBOR shall not be less than 0.75% during the Covenant Relief Period. During the Covenant Relief Period, the Company will pay a commitment fee for the unused portion of the Revolving Credit Facility and the delayed draw term loan facility, which ranges from 0.15% to 0.45% per annum depending on the Leverage Ratio, and fees on the face amount of any letters of credit outstanding under the Revolving Credit Facility, which range from 0.84% to 2.50% per annum, in each case, depending on whether such letter of credit is a performance or financial letter of credit and the Leverage Ratio.

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

As of July 3, 2020, the Company was in compliance with all covenants contained in the credit agreement.

Other Debt Agreements

Software Agreements

The Company finances, from time to time, software costs by entering into unsecured notes payable with software providers. During the fiscal year ended December 28, 2018, the Company elected to finance its IBM software costs of $0.2 million with a note payable bearing interest at an annual rate of 4.656%, payable in monthly principal and

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

interest installments of $6,000 through November 2021. As of July 3, 2020, and December 27, 2019, the unpaid balance related to the IBM software agreement totaled $99,000 and $133,000, respectively.

Utility Customer Agreement

In connection with the acquisition of substantially all of the assets of Onsite Energy, the Company assumed a contract dispute settlement agreement between Onsite Energy and one of its utility customers dated December 20, 2018 (the “Utility Customer Agreement”) where Onsite Energy agreed to pay $1.7 million, bearing interest at an imputed annual rate of 4.332%, payable in quarterly principal and interest installments through June 2021. As of July 3, 2020 and December 27, 2019, the unpaid balance of the Utility Customer Agreement totaled $0.8 million and $0.9 million, respectively.

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

From time to time, the Company enters into non-cancelable leases for some of our facility and equipment needs. These leases allow the Company to conserve cash by paying a monthly lease rental fee for the use of facilities and equipment rather than purchasing them. The Company’s leases have remaining terms ranging from one to eight years, some of which may include options to extend the leases for up to five years, and some of which may include options to terminate the leases within one year. Currently, all of the Company’s leases contain fixed payment terms. The Company may decide to cancel or terminate a lease before the end of its term, in which case we are typically liable to the lessor for the remaining lease payments under the term of the lease. Additionally, all of our month-to-month leases are cancelable by the Company or the lessor, at any time, and are not included in our right-of-use asset or lease liability. As of July 3, 2020, the Company had no leases with residual value guarantees. Typically, the Company has purchase options on the equipment underlying its long-term leases. The Company may exercise some of these purchase options when the need for equipment is on-going and the purchase option price is attractive. Nonperformance-related default covenants, cross-default provisions, subjective default provisions and material adverse change clauses contained in material lease agreements, if any, are also evaluated to determine whether those clauses affect lease classification in accordance with “ASC” Topic 842-10-25. Leases are accounted for as operating or financing leases, depending on the terms of the lease.

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

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following is a summary of the lease expense:

	Three Months Ended		Six Months Ended
	July 3,	June 28,	July 3,	June 28,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Operating lease cost	$1,766	$1,181	$3,508	$2,270
Finance lease cost:
Amortization of assets	155	124	310	231
Interest on lease liabilities	8	9	17	18
Total net lease cost	$1,929	$1,314	$3,835	$2,519

The following is a summary of lease information presented on the Company’s consolidated balance sheet:

	July 3,	December 27,
	2020	2019
	(in thousands)
Operating leases:
Right-of-use assets	$22,679	$22,297

Lease liability	$5,994	$5,550
Lease liability, less current portion	17,935	18,411
Total lease liabilities	$23,929	$23,961

Finance leases (included in equipment and leasehold improvements, net):
Equipment and leasehold improvements, net	$2,247	$1,957
Accumulated depreciation	(1,572)	(1,291)
Total equipment and leasehold improvements, net	$675	$666

Finance lease obligations	$332	$375
Finance lease obligations, less current portion	256	191
Total finance lease obligations	$588	$566

Weighted average remaining lease term (in years):
Operating Leases	4.73	4.59
Finance Leases	1.92	1.47

Weighted average discount rate:
Operating Leases	4.50%	5.14%
Finance Leases	4.21%	4.80%

Rent expense and related charges for common area maintenance for all facility operating leases were $1.8 million and $3.5 million for the three and six months ended July 3, 2020, respectively, as compared to $1.2 million and $2.3 million for the three and six months ended June 28, 2019, respectively.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following is a summary of other information and supplemental cash flow information related to finance and operating leases:

	Six Months Ended
	July 3,	June 28,
	2020	2019

	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$3,377	$2,345
Operating cash flow from finance leases	17	64
Financing cash flow from finance leases	296	300

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$2,552	$1,223

The following is a summary of the maturities of lease liabilities as of July 3, 2020:

	Operating	Finance
	(in thousands)
Fiscal year:
Remainder of 2020	$6,906	$348
2021	5,942	171
2022	4,963	69
2023	3,028	14
2024	2,185	9
2025 and thereafter	3,505	—
Total lease payments	$26,529	$611
Less: Imputed interest	(2,600)	(23)
Total lease obligations	23,929	588
Less: Current obligations	5,994	332
Noncurrent lease obligations	$17,935	$256

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

During the six months ended July 3, 2020 and June 28, 2019, the Company made matching contributions of $0.9 million and $1.2 million, respectively.

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

The Company manages Genesys and has the power to direct the activities that most significantly impact Genesys’s performance, in addition to being obligated to absorb expected losses from Genesys. Accordingly, the Company is the primary beneficiary of Genesys and consolidates Genesys as a VIE. In addition, the Company concluded there is no noncontrolling interest related to the consolidation of Genesys because the Company determined that (i) the shareholder of Genesys does not have more than a nominal amount of equity investment at risk, (ii) WES absorbs the expected losses of Genesys through its deferral of Genesys’s service fees owed to WES and the Company has, since entering into the administrative services agreement, had to continuously defer service fees for Genesys, and (iii) the Company believes Genesys will continue to have a shortfall on payment of its service fees for the foreseeable future, leaving no expected residual returns for the shareholder. As of July 3, 2020, the Company had one VIE — Genesys.

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

There were no intersegment sales during the three and six months ended July 3, 2020 and June 28, 2019. The Company’s chief operating decision maker evaluates the performance of each segment based upon income or loss from operations before income taxes. Certain segment asset information including expenditures for long-lived assets has not been presented as it is not reported to or reviewed by the chief operating decision maker. In addition, enterprise-wide service line contract revenue is not included as it is impracticable to report this information for each group of similar services.

Financial information with respect to the reportable segments is as follows:

		Engineering	Unallocated		Consolidated
	Energy	& Consulting	Corporate	Intersegment	Total
	(in thousands)
Fiscal Three Months Ended July 3, 2020
Contract revenue	$66,708	$16,841	$-	$-	$83,549
Depreciation and amortization	5,192	274	-	-	5,466
Interest expense, net	8	-	1,249	-	1,257
Segment profit (loss) before income tax expense	(3,286)	3,191	(4,980)	-	(5,075)
Income tax expense (benefit)	(53)	264	(301)	-	(90)
Net income (loss)	(3,232)	2,927	(4,680)	-	(4,985)
Segment assets (1)	333,142	24,285	59,071	(23,130)	393,368
Fiscal Three Months Ended June 28, 2019
Contract revenue	$85,283	$19,113	$-	$-	$104,396
Depreciation and amortization	2,558	308	-	-	2,866
Interest expense, net	-	-	1,221	-	1,221
Segment profit (loss) before income tax expense	2,133	2,412	(2,975)	-	1,570
Income tax expense (benefit)	590	667	(1,327)	-	(70)
Net income (loss)	1,544	1,746	(1,650)	-	1,640
Segment assets (1)	183,080	23,690	157,752	(23,130)	341,392
Fiscal Six Months Ended July 3, 2020
Contract revenue	154,506	35,069	-	-	189,575
Depreciation and amortization	9,427	558	-	-	9,985
Interest expense, net	19	-	2,751	-	2,770
Segment profit (loss) before income tax expense	(9,693)	5,196	(10,337)	-	(14,834)
Income tax expense (benefit)	(1,108)	594	(1,181)	-	(1,695)
Net income (loss)	(8,585)	4,602	(9,156)	-	(13,139)
Segment assets (1)	333,142	24,285	59,071	(23,130)	393,368
Fiscal Six Months Ended June 28, 2019
Contract revenue	159,975	36,214	-	-	196,189
Depreciation and amortization	4,928	592	-	-	5,520
Interest expense, net	-	-	2,342	-	2,342
Segment profit (loss) before income tax expense	647	4,017	(4,438)	-	226
Income tax expense (benefit)	179	1,110	(2,286)	-	(997)
Net income (loss)	468	2,907	(2,152)	-	1,223
Segment assets (1)	183,080	23,690	157,752	(23,130)	341,392
(1)	Segment assets are presented net of intercompany receivables.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following tables provide information about disaggregated revenue by contract type, client type and geographical region:

	Three months ended July 3, 2020
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$12,125	$13,689	$25,814
Unit-based	28,900	1,993	30,893
Fixed price	25,683	1,159	26,842
Total (1)	$66,708	$16,841	$83,549

Client Type
Commercial	$8,889	$1,304	$10,193
Government	21,701	14,939	36,640
Utilities (2)	36,118	598	36,716
Total (1)	$66,708	$16,841	$83,549

Geography (3)
Domestic	$66,708	$16,841	$83,549

	Six months ended July 3, 2020
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$26,136	$27,781	$53,917
Unit-based	79,789	5,098	84,887
Fixed price	48,581	2,190	50,771
Total (1)	$154,506	$35,069	$189,575

Client Type
Commercial	$17,618	$2,678	$20,296
Government	43,428	31,734	75,162
Utilities (2)	93,460	657	94,117
Total (1)	$154,506	$35,069	$189,575

Geography (3)
Domestic	$154,506	$35,069	$189,575

(1)	Amounts may not add to the totals due to rounding.
(2)	Includes the portion of revenue related to small business programs paid by the end user/customer.
(3)	Revenue from the Company’s foreign operations were immaterial for the three and six months ended July 3, 2020.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

	Three months ended June 28, 2019
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$3,093	$14,596	$17,689
Unit-based	63,757	3,592	67,349
Fixed price	18,433	925	19,358
Total (1)	$85,283	$19,113	$104,396

Client Type
Commercial	$6,840	$1,328	$8,168
Government	14,583	17,659	32,242
Utilities (2)	63,860	126	63,986
Total (1)	$85,283	$19,113	104,396

Geography (3)
Domestic	$85,283	$19,113	104,396

	Six months ended June 28, 2019
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$7,348	$27,654	$35,002
Unit-based	120,629	7,163	127,792
Fixed price	31,998	1,397	33,395
Total (1)	$159,975	$36,214	$196,189

Client Type
Commercial	$16,035	$2,626	$18,661
Government	23,445	33,330	56,775
Utilities (2)	120,495	258	120,753
Total (1)	$159,975	$36,214	196,189

Geography (3)
Domestic	$159,975	$36,214	196,189

(1)	Amounts may not add to the totals due to rounding.
(2)	Includes the portion of revenue related to small business programs paid by the end user/customer.
(3)	Revenue from the Company’s foreign operations were immaterial for the three and six months ended June 28, 2019.

Geographical Information

Substantially all of the Company’s consolidated revenue was derived from its operations in the U.S. The Company operates through a nationwide network of offices spread across 24 states and the District of Columbia. Revenues from the Company’s Canadian operations were not material for the three and six months ended July 3, 2020. For the three months and six months ended June 28, 2019, the Company did not have foreign revenues.

Customer Concentration

For the three and six months ended July 3, 2020, the Company’s top 10 customers accounted for 45.3% and 46.6%, respectively, of the Company’s consolidated contract revenue. For the three and six months ended June 28, 2019, the Company’s top 10 customers accounted for 48.1% and 46.0%, respectively, of the Company’s consolidated contract revenue.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

For the three and six months ended July 3, 2020 and June 28, 2019, the Company had individual customers that accounted for more than 10% of its consolidated contract revenues. For the three months ended July 3, 2020, the Company derived 12.7% of its consolidated contract revenue from one customer, Los Angeles Department of Water and Power (“LADWP”). For the six months ended July 3, 2020, the Company derived 26.3% of its consolidated contract revenue from two customers, LADWP and DASNY. For the three and six months ended June 28, 2019, the Company derived 17.7% and 17.2%, respectively, of its consolidated contract revenue from one customer, LADWP.

On a segment basis, the Company also had individual customers that accounted for more than 10% of its segment contract revenues. For the three and six months ended July 3, 2020, the Company derived 28.3% and 32.3%, respectively, of its Energy segment revenues from two customers, LADWP and DASNY, and it derived 20.6% and 20.1%, respectively, of its Engineering and Consulting segment revenues from one customer, the City of Elk Grove. For the three and six months ended June 28, 2019, the Company derived 32.0% of its Energy segment revenues from two customers, LADWP and Consolidated Edison of New York, and no single customer accounted for 10% or more of its Engineering and Consulting segment revenues.

The Company’s largest clients are based in California and New York. For the three and six months ended July 3, 2020, services provided to clients in California accounted for 44.9%, and 44.6%, respectively, of the Company’s consolidated contract revenue, and services provided to clients in New York accounted for 14.8%, and 17.9%, respectively, of the Company’s consolidated contract revenue. For the three and six months ended June 28, 2019, services provided to clients in California accounted for 39.1% and services provided to clients in New York accounted for 24.5%, and 25.1%, respectively, of the Company’s consolidated contract revenue.

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

During each fiscal year, the Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize existing deferred tax assets. Beginning in fiscal year 2017, the Company determined that it was more-likely-than-not that the entire California net operating loss will not be utilized prior to expiration. Significant pieces of objective evidence evaluated included the Company’s history of utilization of California net operating losses in prior years for each of its subsidiaries, as well as its forecasted amount of net operating loss utilization for certain members of the combined group. As a result, the Company recorded a valuation allowance in the amount of $86,000 at the end of fiscal year 2018 related to California net operating losses. There was no change to the valuation allowance during the six months ended July 3, 2020 or the six months ended June 28, 2019.

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

The Company recognizes the tax benefit from uncertain tax positions if it is more likely than not that the tax positions will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefit is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of July 3, 2020, the Company recorded a liability of $0.1 million for uncertain tax positions related to miscellaneous tax deductions taken in open tax years. Included in this amount are $0.1 million of tax benefits that, if recognized, would affect the effective tax rate. Interest and penalties of $0.03 million have been recorded related to unrecognized tax benefits as of July 3, 2020.

Based on the Company’s estimates and determination of an effective tax rate for the year, the Company recorded an income tax benefit of $0.1 million and $1.7 million for the three and six months ended July 3, 2020, respectively, as compared to an income tax benefit of $0.1 million and $1.0 million for the three and six months ended June 28, 2019, respectively. During the three and six months ended July 3, 2020, the difference between the effective tax rate and the federal statutory rate was primarily attributable to state taxes, the recognition of tax deductions related to the vesting of performance-based restricted stock units, nondeductible executive compensation, research and development tax credits, and the commercial building energy efficiency deduction. For the three and six months ended June 28, 2019, the difference between the effective tax rate and the federal statutory rate was primarily attributable to state taxes, the recognition of tax deductions related to the vesting of performance-based restricted stock units, nondeductible executive compensation and research and development tax credits.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

During the six months ended July 3, 2020, the Internal Revenue Service finalized its audit of the Company’s tax return for the fiscal year ended December 30, 2016. There were no changes made by the Internal Revenue Service to the tax return filed.

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security (CARES) Act (H.R. 748) which includes a number of provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. Under ASC 740, the effects of new legislation are recognized upon enactment. Accordingly, the effects of the CARES Act have been incorporated into the income tax provision computation for the six months ended July 3, 2020. The Company anticipates deferring the employer side social security payments for payroll paid for the remainder of 2020. These provisions did not have a material impact on the income tax provision.

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

The following table sets forth the number of weighted-average common shares outstanding used to compute basic and diluted EPS:

	Three months ended		Six months ended
	July 3,	June 28,	July 3,	June 28,
	2020	2019	2020	2019
	(in thousands, except per share amounts)
Net income (loss)	$(4,985)	$1,640	$(13,139)	$1,223
Weighted-average common shares outstanding	11,682	11,100	11,593	11,037
Effect of dilutive stock options and restricted stock awards	—	579	—	633
Weighted-average common shares outstanding-diluted	11,682	11,679	11,593	11,670
Earnings (Loss) per share:
Basic	$(0.43)	$0.15	$(1.13)	$0.11
Diluted	$(0.43)	$0.14	$(1.13)	$0.10

For the three and six months ended July 3, 2020, the Company reported a net loss, and accordingly, all outstanding equity awards have been excluded from such periods because including them would have been anti-dilutive. For the three and six months ended June 28, 2019, 156,000 and 225,000 options were excluded from the calculation of dilutive potential common shares because including them would have been anti-dilutive.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

12. BUSINESS COMBINATIONS

Acquisition of E3, Inc.

On October 28, 2019, the Company, through its wholly-owned subsidiary, WES acquired all of the capital stock of Energy and Environmental Economics, Inc. (“E3, Inc.”), pursuant to the terms of a stock purchase agreement (the “Stock Purchase Agreement”) by and among the Company, WES, E3, Inc., each of the stockholders of E3, Inc. (the “E3, Inc. Stockholders”) and Ren Orans, as seller representative of the E3, Inc. Stockholders. E3, Inc. is an energy consulting firm that helps utilities, regulators, policy makers, developers, and investors make strategic decisions as they implement new public policies, respond to technological advances, and address customers’ shifting expectations in clean energy. The Company believes that E3 will provide Willdan and our clients visibility into future market trends and position it to advise clients on upcoming policy, electrification, and decarbonization. E3, Inc.’s financial information is included within the Energy segment beginning in the fourth quarter of fiscal year 2019. The Company expects to finalize the purchase price allocation with respect to this transaction during the fourth quarter of fiscal 2020.

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

The acquisition was accounted for as a business combination in accordance with ASC 805. Under ASC 805, the Company recorded the acquired assets and assumed liabilities at their estimated fair value with the excess allocated to goodwill. Goodwill represents the value the Company expects to achieve through the operational synergies, the expansion into new markets and the acquired company’s assembled work force. The Company estimates that the entire $21.9 million of goodwill resulting from the acquisition will be tax deductible.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Preliminary consideration for the acquisition includes the following:

E3, Inc.
(in thousands)
Cash paid	$25,217
Other working capital adjustment	1,973
Issuance of common stock	5,000
Contingent Consideration	7,000
Total consideration	$39,190

The following table summarizes the preliminary amounts for the acquired assets recorded at their estimated fair value as of the acquisition date:

E3, Inc.
(in thousands)
Current assets	$5,316
Non-current assets (1)	341
Cash	2,264
Equipment and leasehold improvements, net	409
Right-of-use assets	7,641
Current lease liability	(750)
Non-current lease liability	(7,300)
Liabilities	(4,325)
Backlog	2,500
Customer relationships	8,300
Tradename	2,000
Non-compete	900
Goodwill	21,894
Net assets acquired	$39,190

(1)Excluded from non-current assets are equipment and leasehold improvements, net, right-of-use assets, customer relationships, tradename, backlog and goodwill.

During the six months ended July 3, 2020, the Company made adjustments, primarily related to other working capital, to the consideration paid for E3 which resulted in an adjustment to the preliminary purchase price allocation of E3. The adjustments resulted in an aggregate increase of $1.5 million in the net carrying value of right-of-use assets and current lease liability, and an aggregate decrease of $1.5 million in the net carrying value of non-current lease liability, liabilities, and goodwill. The decrease in the fair value of intangible assets resulted in no change in the amortization expense for the fiscal three months and six months ended July 3, 2020.

The acquisition related costs associated with E3, Inc. included in other general and administrative expenses in the consolidated statements of comprehensive income were not material for either the three or six months ended July 3, 2020.

During the three and six months ended July 3, 2020, the acquisition of E3, Inc. contributed $6.8 million and $11.8 million in revenue, and contributed $1.6 million and $2.4 million in income from operations, respectively.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Acquisition of Onsite Energy Corporation

On July 2, 2019, the Company acquired substantially all of the assets and liabilities of Onsite Energy Corporation (“Onsite Energy”), an energy efficiency services and project implementation firm that specializes in energy upgrades and commissioning for industrial facilities. The Company believes the acquisition will expand its presence in the California-based industrial energy management services. Pursuant to the terms of the Asset Purchase Agreement, dated July 2, 2019, by and between WES and Onsite Energy, WES will pay a maximum aggregate purchase price of $26.4 million, subject to certain holdback and working capital adjustments, to be paid in cash. Onsite Energy’s financial information is included within the Energy segment. The Company finalized the purchase price allocation with respect to this transaction in the second quarter of 2020.

The acquisition was accounted for as a business combination in accordance with ASC 805. Under ASC 805, the Company recorded the acquired assets and assumed liabilities at their estimated fair value with the excess allocated to goodwill. Goodwill represents the value the Company expects to achieve through the operational synergies, the expansion into new markets and the acquired company’s assembled work force. The Company estimates that the entire $8.6 million of goodwill resulting from the acquisition will be tax deductible.

Consideration for the acquisition includes the following:

Onsite Energy
(in thousands)
Cash paid	$24,905
Other working capital adjustment	-
Total consideration	$24,905

The following table summarizes the amounts for the acquired assets recorded at their estimated fair value as of the acquisition date:

Onsite Energy
(in thousands)
Current assets	$19,058
Non-current assets (1)	10
Equipment and leasehold improvements, net	39
Right-of-use assets	828
Current lease liability	(168)
Non-current lease liability	(660)
Liabilities	(12,222)
Backlog	1,510
Customer relationships	7,050
Tradename	860
Goodwill	8,600
Net assets acquired	$24,905

(1)	Excluded from non-current assets are equipment and leasehold improvements, net, right-of-use assets, customer relationships, tradename, backlog and goodwill.

During the six months ended July 3, 2020, the Company made adjustments, primarily related to other working capital, to the consideration paid for Onsite Energy which resulted in an adjustment to the purchase price allocation of Onsite Energy. The adjustments resulted in an aggregate increase of $3.5 million in the net carrying value of backlog,

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

tradename and goodwill and an aggregate decrease of $3.5 million in the net carrying value of current assets and goodwill. The increase in the fair value of intangible assets resulted in $0.7 million change of the amortization expense for the fiscal three and six months ended July 3, 2020.

The acquisition related costs associated with Onsite Energy included in other general and administrative expenses in the consolidated statements of comprehensive income were not material for either the three or six months ended July 3, 2020.

During the three and six months ended July 3, 2020, the acquisition of Onsite Energy contributed $2.4 million $4.6 million in revenue, respectively, and had no material contributions in income from operations.

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

The acquisition related costs associated with The Weidt Group included in other general and administrative expenses in the consolidated statements of comprehensive income were not material for either the three or six months ended July 3, 2020.

During the three and six months ended July 3, 2020, the acquisition of The Weidt Group contributed $3.7 million and $7.4 million in revenue, and contributed $0.6 million and $0.8 million in income from operations, respectively.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following unaudited pro forma financial information for the three and six months ended July 3, 2020 and June 28, 2019 assumes that the acquisitions of substantially all of the assets and liabilities of E3, Inc., Onsite Energy and The Weidt Group occurred on the first day of the year prior to the year of acquisition:

	Three Months Ended		Six Months Ended
	July 3,	June 28,	July 3,	June 28,
	2020	2019	2020	2019
	(in thousands, except per share data)
Pro forma revenue	$83,549	$117,010	$189,575	$219,409

Pro forma income (loss) from operations	$(3,841)	$3,818	$(12,110)	$5,096
Pro forma net income (loss) (1)	$(4,985)	$2,732	$(13,139)	$2,784

Earnings (Loss) per share:
Basic	$(0.43)	$0.24	$(1.13)	$0.25
Diluted	$(0.43)	$0.23	$(1.13)	$0.23

Weighted average shares outstanding:
Basic	11,682	11,315	11,593	11,252
Diluted	11,682	11,894	11,593	11,885

(1)	Adjustments to pro forma net income include income from operations, amortization and interest expenses.

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

During the three and six months ended July 3, 2020, the acquisition of E3, Inc., Onsite Energy and The Weidt Group contributed $12.9 million and $23.8 million in revenue, and contributed $2.2 million and $3.3 million in income from operations, respectively.

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

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

14. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, Subsequent Events, the Company evaluates subsequent events up until the date the condensed consolidated financial statements are issued. As of August 6, 2020, there were no subsequent events required to be reported.

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

Our Energy segment provides specialized, innovative, comprehensive energy solutions to businesses, utilities, state agencies, municipalities, and non-profit organizations in the U.S. Our experienced engineers, consultants, and staff help our clients realize cost and energy savings by tailoring efficient and cost-effective solutions to assist in optimizing energy spend. Our energy efficiency services include comprehensive audit and surveys, program design, master planning, demand reduction, grid optimization, benchmarking analyses, design engineering, construction management, performance contracting, installation, alternative financing, measurement and verification services, and advances in software and data analytics.

Our Engineering and Consulting segment provides civil engineering-related construction management, building and safety, city engineering, city planning, geotechnical, material testing and other engineering consulting services to our clients. Our engineering services include rail, port, water, mining and other civil engineering projects. We also provide economic and financial consulting to public agencies along with national preparedness and interoperability services, communications, and technology solutions. Lastly, we supplement the engineering services that we offer our clients by offering expertise and support for the various financing techniques public agencies utilize to finance their operations and infrastructure. We also support the mandated reporting and other requirements associated with these financings. We provide financial advisory services for municipal securities but do not provide underwriting services.

Impact of Covid-19 on Our Business

On January 30, 2020, the spread of a novel strain of coronavirus (“Covid-19”) was declared a Public Health Emergency of International Concern by the World Health Organization (“WHO”). On March 11, 2020, WHO characterized the Covid-19 outbreak as a pandemic. The Covid-19 pandemic has resulted in governmental authorities around the world implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place or total lock-down orders and business limitations and shutdowns (subject to exceptions for certain essential operations and businesses). Although some of these measures have since been lifted or scaled back, a recent resurgence of Covid-19 in the United States has resulted in the reimposition of certain restrictions and may lead to other restrictions being reimplemented in response to efforts to reduce the spread of Covid-19. The Covid-19 outbreak and restrictions intended to slow the spread of Covid-19 have caused economic and social disruption on an unprecedented scale. It is unclear how long these restrictions will remain in place and they may remain in place in some form for an extended period of time. Given the uncertainties associated with the duration of the pandemic, we cannot reasonably estimate the ultimate impacts of Covid-19 and efforts to limit its spread on our business, financial condition, results of operations or cash flows for the foreseeable future or whether our assumptions used to estimate our future liquidity requirements will be correct.

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

Financial Position and Results of Operations

The Covid-19 pandemic and efforts to limit its spread negatively impacted our business during the three and six months ended July 3, 2020. In California and New York, the states in which we have historically derived a majority of our revenue, mandatory shutdown orders were issued in March. In California, phased re-openings began in May 2020 and were subsequently curtailed in July 2020 as result of the resurgence of Covid-19 cases. In New York, phased re-openings began in June 2020. As a result, the most significant pandemic related impacts to our business are now occurring in California to our direct install business. Our business in New York has been improving over the last month and all New York utility programs have restarted.

In the Energy segment, we have experienced and expect to continue to experience a negative impact on our direct install programs that serve small businesses as a result of restrictions put in place by governmental authorities that have required temporary shutdowns of all “non-essential” businesses. In fiscal 2019, we derived approximately 40% of our gross revenue from our direct install programs that serve small businesses, and a significant portion of our direct install work on these programs is just entering recovery as phased re-openings continue. Our other programs, which generated approximately 60% of our revenue in fiscal 2019, are either businesses that have been determined to be “essential” by government authorities or have continued to progress during the pandemic. In addition, some of our programs in the Energy segment, particularly those related to improvements in public schools, have been accelerated to take advantage of empty facilities.

In the Engineering and Consulting segment, our revenues have been minimally affected by Covid-19. The services in this segment have generally been deemed “essential” by the government and have continued to operate while abiding social distancing measures.

As of August 7, 2020, though some of our work has been suspended, none of our contracts have been cancelled and proposal activities for new programs have continued to advance. We currently estimate that pandemic related slowdowns and work suspensions are reducing our revenue by approximately 20% from pre-pandemic levels, an improvement from the estimated 40% reduction that we saw in April.

In response to the Covid-19 pandemic and efforts to prevent its spread, we began taking a number of steps during the first quarter of fiscal 2020 aimed at preserving liquidity and positioning ourselves to resume our growth trajectory after work restrictions are lifted. These steps include:

●	Executing a reduction in workforce, primarily through an unpaid furlough, impacting approximately 300 members of our staff. The largest reductions were a result of government-mandated work restrictions impacting our direct install programs in California and New York. During our second fiscal quarter, furloughed employees began to return to work as government authorities began lifting restrictions through phased re-openings;

●	A temporary freeze on all non-critical spending for travel, capital expenditures, and other discretionary expenses;

●	A temporary cash wage reduction for salaried employees, ranging from 0% for lower salary bands up to 75% for senior management. During the second half of our second fiscal quarter, as the initial impact of Covid-19 was ascertained and operations were adjusted accordingly, salaries were reinstituted with the exception of corporate staff, whose salaries were reinstituted at the end of July 2020;

●	Suspension of cash fees for our Board of Directors, until such time as the Board of Directors determines;

●	Implementing a temporary hiring freeze; and

●	Amending our credit facility for increased flexibility.

We believe our financial position is sufficiently flexible to enable us to maneuver in the current economic environment. Throughout the first and second quarter of fiscal year 2020, we enhanced liquidity by minimizing working capital and significantly improving cash collections. In addition, in May 2020, we amended our credit facility to modify, among other things, certain covenants to increase our financial flexibility. Combined with availability under our credit facilities, we believe our enhanced liquidity position provides a cushion against liquidity disruptions. We anticipate borrowing additional amounts under our existing credit facility during the second half of fiscal year 2020 to support an expectation of recovery from Covid-19 operating levels and the accompanying need for working capital as a result of the easing of Covid-19 restrictions.

Asset and liability valuation and other estimates used in preparation of financial statements

As of July 3, 2020, we did not have any impairment with respect to our goodwill or long-lived assets, including intangible assets. Because the full extent of the impact of the Covid-19 outbreak and efforts to slow its spread are unknown at this time, they could, under certain circumstances, cause impairment and result in a non-cash impairment charge being recorded in future periods.

Changes to the estimated future profitability of the business may require that we establish an additional valuation allowance against all or some portion of our net deferred tax assets.

Impact on Clients and Subcontractors and Other Risks

We primarily work for utilities, municipalities and other public agencies. We expect many governmental and other public agencies will have significant budget shortfalls for 2020 and potentially beyond as a result of the economic slowdown from the measures taken to mitigate the Covid-19 pandemic. Although none of our contracts with governmental or other public agencies were materially modified in the second fiscal quarter, these potential budget deficits could result in delayed funding for existing contracts with us, postponements of new contracts or price concessions. Further, most of our clients are not committed to purchase any minimum amount of our services, as our agreements with them are based on a “purchase order” model. As a result, they may discontinue utilizing some or all of our services with little or no notice.

 In addition, we rely on subcontractors and material suppliers to complete a substantial portion of our work, especially in our Energy segment. If our significant subcontractors and material suppliers suffer significant economic harm and must limit or cease operations or file for bankruptcy as a result of the current economic slowdown, our subcontractors and material suppliers may not be able to fulfill their contractual obligations satisfactorily and we may not have the ability to select our subcontractors and material suppliers of choice for new contracts. If our subcontractors and material suppliers are not able to fulfill their contractual obligations, it could result in a significant increase in costs for us to complete the projects. The ultimate impact of Covid-19 on our financial condition and results of operations will depend on all of the factors noted above, including other factors that we may not be able to forecast at this time. See the risk factor “The Covid-19 pandemic and health and safety measures intended to slow its spread have adversely affected, and may continue to adversely affect, our business, results of operations and financial condition.” under Part II, Item 1A, “Risk Factors” of our Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2020. While Covid-19 has had, and we expect it to continue to have, an adverse effect on our business, financial condition and results of operations, we are unable to predict the extent of these impacts at this time.

Results of Operations

Second Quarter and First Half Overview

The following table sets forth, for the periods indicated, certain information derived from our consolidated statements of comprehensive income(1):

	Three Months Ended
	July 3,		June 28,
	2020		2019		$ Change	% Change

	( in thousands, except percentages)

Contract revenue	$83,549	100.0%	$104,396	100.0%	$(20,847)	(20.0)%
Direct costs of contract revenue:
Salaries and wages	13,650	16.3	15,624	15.0	(1,974)	(12.6)
Subcontractor services and other direct costs	40,355	48.3	57,623	55.2	(17,268)	(30.0)
Total direct costs of contract revenue	54,005	64.6	73,247	70.2	(19,242)	(26.3)

Gross profit	29,544	35.4	31,149	29.8	(1,605)	(5.2)

General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	15,331	18.3	15,437	14.8	(106)	(0.7)
Facilities and facilities related	2,642	3.2	2,047	2.0	595	29.1
Stock-based compensation	4,230	5.1	2,224	2.1	2,006	90.2
Depreciation and amortization	5,466	6.5	2,866	2.7	2,600	90.7
Other	5,716	6.8	5,802	5.6	(86)	(1.5)
Total general and administrative expenses	33,385	40.0	28,376	27.2	5,009	17.7

Income (loss) from operations	(3,841)	(4.6)	2,773	2.7	(6,614)	(238.51)
Other income (expense):
Interest expense	(1,257)	(1.5)	(1,221)	(1.2)	(36)	2.9
Other, net	23	0.0	18	0.0	5	27.8
Total other income (expense)	(1,234)	(1.5)	(1,203)	(1.2)	(31)	2.6
Income (Loss) before income tax expense	(5,075)	(6.1)	1,570	1.5	(6,645)	(423.2)
Income tax expense (benefit)	(90)	(0.1)	(70)	(0.1)	(20)	28.6
Net income (loss)	$(4,985)	(6.0)	$1,640	1.6	$(6,625)	(403.96)
(1)	Percentages are expressed as a percentage of contract revenue and may not total due to rounding.

	Six Months Ended
	July 3,		June 28,
	2020		2019		$ Change	% Change

	( in thousands, except percentages)

Contract revenue	$189,575	100.0%	$196,189	100.0%	$(6,614)	(3.4)
Direct costs of contract revenue:
Salaries and wages	32,565	17.2	30,534	15.6	2,031	6.7
Subcontractor services and other direct costs	96,775	51.0	108,571	55.3	(11,796)	(10.9)
Total direct costs of contract revenue	129,340	68.2	139,105	70.9	(9,765)	(7.0)

Gross profit	60,235	31.8	57,084	29.1	3,151	5.5

General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	35,743	18.9	30,406	15.5	5,337	17.6
Facilities and facilities related	5,336	2.8	3,819	1.9	1,517	39.7
Stock-based compensation	8,825	4.7	4,041	2.1	4,784	118.4
Depreciation and amortization	9,985	5.3	5,520	2.8	4,465	80.9
Other	12,456	6.6	10,759	5.5	1,697	15.8
Total general and administrative expenses	72,345	38.2	54,545	27.8	17,800	32.6

Income (loss) from operations	(12,110)	(6.4)	2,539	1.3	(14,649)	(577.0)
Other income (expense):
Interest expense	(2,770)	(1.5)	(2,342)	(1.2)	(428)	18.3
Other, net	46	0.0	29	0.0	17	58.6
Total other income (expense)	(2,724)	(1.4)	(2,313)	(1.2)	(411)	17.8
Income (Loss) before income tax expense	(14,834)	(7.8)	226	0.1	(15,060)	N/M
Income tax expense (benefit)	(1,695)	(0.9)	(997)	(0.5)	(698)	70.0
Net income (loss)	$(13,139)	(6.9)	$1,223	0.6	$(14,362)	N/M
(1)	Percentages are expressed as a percentage of contract revenue and may not total due to rounding.

N/M = Not meaningful

The following tables provides information about disaggregated revenue of the Company’s two segments Energy and Engineering and Consulting by contract type, client type and geographical region(1):

	Three months ended July 3, 2020
	Energy		Engineering and Consulting		Total
	(in thousands)
Contract Type
Time-and-materials	$12,125	18.2%	$13,689	81.3%	$25,814	30.9%
Unit-based	28,900	43.3%	1,993	11.8%	30,893	37.0%
Fixed price	25,683	38.5%	1,159	6.9%	26,842	32.1%
Total (1)	$66,708	100.0%	$16,841	100.0%	$83,549	100.0%

Client Type
Commercial	$8,889	13.3%	$1,304	7.7%	$10,193	12.2%
Government	21,701	32.5%	14,939	88.7%	36,640	43.9%
Utilities (2)	36,118	54.1%	598	3.6%	36,716	43.9%
Total (1)	$66,708	100.0%	$16,841	100.0%	83,549	100.0%

Geography (3)
Domestic	$66,708	100.0%	$16,841	100.0%	83,549	100.0%

	Six months ended July 3, 2020
	Energy		Engineering and Consulting		Total
	(in thousands)
Contract Type
Time-and-materials	$26,136	16.9%	$27,781	79.2%	$53,917	28.4%
Unit-based	79,789	51.6%	5,098	14.5%	84,887	44.8%
Fixed price	48,581	31.4%	2,190	6.2%	50,771	26.8%
Total (1)	$154,506	100.0%	$35,069	100.0%	$189,575	100.0%

Client Type
Commercial	$17,618	11.4%	$2,678	7.6%	$20,296	10.7%
Government	43,428	28.1%	31,734	90.5%	75,162	39.6%
Utilities (2)	93,460	60.5%	657	1.9%	94,117	49.6%
Total (1)	$154,506	100.0%	$35,069	100.0%	189,575	100.0%

Geography (3)
Domestic	$154,506	100.0%	$35,069	100.0%	189,575	100.0%

(1)	Percentages are expressed as a percentage of contract revenue and may not total due to rounding.
(2)	Includes the portion of revenue related to small business programs paid by the end user/customer.
(3)	Revenue from our foreign operations were immaterial for the three and six months ended July 3, 2020.

	Three months ended June 28, 2019
	Energy		Engineering and Consulting		Total
	(in thousands)
Contract Type
Time-and-materials	$3,093	3.6%	$14,596	76.4%	$17,689	16.9%
Unit-based	63,757	74.8%	3,592	18.8%	67,349	64.5%
Fixed price	18,433	21.6%	925	4.8%	19,358	18.5%
Total (1)	$85,283	100.0%	$19,113	100.0%	$104,396	100.0%

Client Type
Commercial	$6,840	8.0%	$1,328	6.9%	$8,168	7.8%
Government	14,583	17.1%	17,659	92.4%	32,242	30.9%
Utilities (2)	63,860	74.9%	126	0.7%	63,986	61.3%
Total (1)	$85,283	100.0%	$19,113	100.0%	104,396	100.0%

Geography (3)
Domestic	$85,283	100.0%	$19,113	100.0%	104,396	100.0%

	Six months ended June 28, 2019
	Energy		Engineering and Consulting		Total

	(in thousands, except percentage)
Contract Type
Time-and-materials	$7,348	4.6%	$27,654	76.4%	$35,002	17.8%
Unit-based	120,629	75.4%	7,163	19.8%	127,792	65.1%
Fixed price	31,998	20.0%	1,397	3.9%	33,395	17.0%
Total (1)	$159,975	100.0%	$36,214	100.0%	$196,189	100.0%

Client Type
Commercial	$16,035	10.0%	$2,626	7.3%	$18,661	9.5%
Government	23,445	14.7%	33,330	92.0%	56,775	28.9%
Utilities	120,495	75.3%	258	0.7%	120,753	61.5%
Total (1)	$159,975	100.0%	$36,214	100.0%	$196,189	100.0%

Geography
Domestic	$159,975	100.0%	$36,214	100.0%	$196,189	100.0%

(1)	Percentages are expressed as a percentage of contract revenue and may not total due to rounding.
(2)	Includes the portion of revenue related to small business programs paid by the end user/customer.
(3)	Revenue from our foreign operations were immaterial for the three and six months ended June 28, 2019.

Three Months Ended July 3, 2020 Compared to Three Months Ended June 28, 2019

Contract revenue. Consolidated contract revenue decreased $20.8 million, or 20.0%, in the three months ended July 3, 2020 compared to the three months ended June 28, 2019, primarily due to decreased contract revenues from our direct install programs for small businesses in our Energy segment combined with decreased revenues from our Engineering and Consulting segment, partially offset by an increase in contract revenue generated from government projects in our Energy segment and incremental contract revenue from the acquisitions of Onsite Energy Corporation (“Onsite Energy”) and Energy and Environmental Economics, Inc. (“E3, Inc.”). Contract revenues for our direct install programs for small businesses decreased as a result of the business shutdowns resulting from the Covid-19 pandemic and efforts to limit its spread that started in March 2020.

Contract revenue in our Energy segment decreased $18.6 million, or 21.8%, in the three months ended July 3, 2020 compared to the three months ended June 28, 2019. Contract revenue for the Energy segment primarily decreased as a result of decreased contract revenues from our direct install programs for small businesses, partially offset by an increase in revenue generated from government projects, combined with the incremental revenues from Onsite Energy and E3, Inc. as they are included in our Energy segment. Contract revenues for our direct install programs for small businesses decreased as a result of the effects of Covid-19.

Contract revenue in our Engineering and Consulting segment decreased $2.2 million, or 11.9%, in the three months ended July 3, 2020 compared to the three months ended June 28, 2019. Contract revenue for the Engineering and Consulting segment decreased primarily due to a reduction in scope of work from one of our customers. As described above, our revenues in this segment have been minimally affected by Covid-19 as the services in this segment have generally been deemed “essential” by the government and continue to operate while abiding social distancing measures.

Direct costs of contract revenue. Direct costs of consolidated contract revenue decreased $19.2 million, or 26.3%, in the three months ended July 3, 2020 compared to the three months ended June 28, 2019, primarily as a result of decreased contract revenues from our direct install programs for small businesses in our Energy segment, partially offset by an increase in contract revenue generated from government projects in our Energy segment, combined with additional direct costs of contract revenue related to our acquisitions of Onsite Energy and E3., Inc.

Direct cost of contract revenue in our Energy segment decreased $16.9 million, or 27.3%, to $45.1 million for the three months ended July 3, 2020 compared to the three months ended June 28, 2019, primarily as a result of the decrease in our contract revenues related to direct install programs for small businesses as described above, partially offset by increases in contract revenues related to government projects combined with the acquisitions of Onsite Energy and E3, Inc. in the Energy segment mentioned above which collectively contributed $3.6 million in direct costs of contract revenue during the three months ended July 3, 2020. Direct costs of contract revenue for the Engineering and Consulting segment decreased $2.3 million, or 20.6%, to $8.9 million for the three months ended July 3, 2020 compared to the three months ended June 28, 2019, primarily due to the reduction in contract revenues.

Subcontractor services and other direct costs decreased by $17.3 million and salaries and wages decreased by $2.0 million for the three months ended July 3, 2020 compared to the three months ended June 28, 2019. Within direct costs of contract revenue, salaries and wages increased to 16.3% of contract revenue for the three months ended July 3, 2020 from 15.0% for the three months ended June 28, 2019. Subcontractor services and other direct costs decreased to 48.3% of contract revenue for the three months ended July 3, 2020 from 55.2% of contract revenue for the three months ended June 28, 2019. Salaries and wages within direct costs of contract revenue increased as a percentage of contract revenue primarily as a result of our acquisition of Onsite Energy and E3, Inc., which contain a higher percentage of labor costs and lower percentage of material costs and installation subcontracting. Subcontractor services and other direct costs decreased as a percentage of contract revenue primarily as a result of the decrease in contract revenues from our direct install programs for small businesses, as described above.

General and administrative expenses. General and administrative (“G&A”) expenses increased by $5.0 million, or 17.7%, in the three months ended July 3, 2020 compared to the three months ended June 28, 2019. The increase in G&A expenses consisted of an increase of $2.8 million in the Energy segment and an increase of $2.9 million in the unallocated corporate expenses, partially offset by a decrease of $0.7 million in the Engineering and Consulting segment. The increase in G&A expenses in the Energy segment was primarily attributed to intangible amortization due to our acquisitions of Onsite Energy and E3, Inc., and increased stock-based compensation expense.

Of the $5.0 million increase in G&A expenses, $2.0 million resulted from an increase in stock-based compensation, $2.6 million resulted from an increase in depreciation and amortization, $0.6 million resulted from an increase in facilities and facility related expenses, partially offset by a decrease of $0.1 million in other general and administrative expenses combined with a decrease of $0.1 million in salaries and wages, payroll taxes and employee benefits. The increase in stock-based compensation expenses was primarily related to new stock grants to current employees and executives. The increase in facilities and facility related expenses was primarily due to the addition of offices in connection with the acquisitions of Onsite Energy and E3, Inc. The increase in depreciation and amortization was primarily due to an increase in amortization of intangible assets derived from the acquisitions of Onsite Energy, and E3, Inc. The decrease in other general and administrative expenses was primarily due to lower traveling expenses as a result of the measures put in place for Covid-19, combined with lower acquisition costs and lower professional services. The decrease in salaries and wages, payroll taxes and employee benefits was primarily attributable to our actions related to placing a temporary cash wage reduction for salaried employees, as well as instituting a reduction in workforce, primarily through unpaid furloughs, aimed at preserving liquidity as a result of the Covid-19 pandemic, partially offset by the addition of employees from the acquisitions of Onsite Energy and E3, Inc. During the second half of the three months ended July 3, 2020, furloughed employees began to return to work as government authorities began lifting restrictions through phased re-openings, although some states have halted re-openings as described above. In addition, during this time, as the initial impact of Covid-19 was ascertained and operations were adjusted accordingly, salaries were reinstituted with the exception of corporate staff, whose salaries were reinstituted at the end of July 2020.

Income (loss) from operations. Our operating loss was $3.8 million for the three months ended July 3, 2020 as a result of the factors noted above. As a percentage of contract revenue, operating loss was 4.6% for the three months ended July 3, 2020 compared to an operating income of 2.7% for the three months ended June 28, 2019. The decrease in operating margin was primarily attributable to decreases in contract revenue as a result of Covid-19 combined with increases in stock-based compensation and intangible asset amortization from acquisitions, partially offset by increases in governmental contract revenue.

Total other expense, net. Total other expense, net was flat for the three months ended July 3, 2020 compared to the three months ended June 28, 2019.

Income tax expense (benefit). Income tax benefit was flat for the three months ended July 3, 2020 compared to the three months ended June 28, 2019. Changes within the tax benefit amount were primarily attributable to fluctuations within various tax deductions and tax credits.

Net income (loss). As a result of the above factors, our net loss was $5.0 million for the three months ended July 3, 2020, as compared to a net income of $1.6 million for the three months ended June 28, 2019.

Six Months Ended July 3, 2020 Compared to Six Months Ended June 28, 2019

Contract revenue. Consolidated contract revenue decreased $6.6 million, or 3.4%, in the six months ended July 3, 2020 compared to the six months ended June 28, 2019, primarily due to decreased contract revenues from our direct install programs for small businesses in our Energy segment, partially offset by an increase in contract revenue generated from government projects in our Energy segment and incremental contract revenue from the acquisitions of Onsite Energy and E3, Inc. Contract revenues for our direct install programs for small businesses decreased as a result of the business shutdowns resulting from the Covid-19 pandemic and efforts to limit its spread that started in March 2020, and continued through substantially all of the second quarter.

Contract revenue in our Energy segment decreased $5.5 million, or 3.4%, in the six months ended July 3, 2020 compared to the six months ended June 28, 2019. Contract revenue for the Energy segment primarily decreased as a result of decreased contract revenues from our direct install programs for small businesses, partially offset by an increase in revenue generated from the acquisitions of Onsite Energy and E3, Inc. Contract revenues for our direct install programs for small businesses decreased as a result of the effects of Covid-19.

Contract revenue in our Engineering and Consulting segment decreased $1.1 million, or 3.2%, in the six months ended July 3, 2020 compared to the six months ended June 28, 2019. Contract revenue for the Engineering and Consulting segment decreased primarily due to decreased subcontractor revenues combined with a reduction of scope of work related to one of our customers. As described above, our revenues in this segment have been minimally affected by Covid-19 as the services in this segment have generally been deemed “essential” by the government and continue to operate while abiding social distancing measures.

Direct costs of contract revenue. Direct costs of consolidated contract revenue decreased $9.8 million, or 7.0%, in the six months ended July 3, 2020 compared to the six months ended June 28, 2019, primarily as a result of decreased contract revenues from our direct install programs for small businesses in our Energy segment, partially offset by an increase in contract revenue generated from government projects in our Energy segment, combined with additional direct costs of contract revenue related to our acquisitions of Onsite Energy and E3., Inc.

Direct cost of contract revenue in our Energy segment decreased $8.2 million, or 7.0%, to $110.1 million for the six months ended July 3, 2020 compared to the six months ended June 28, 2019, primarily as a result of the decrease in our contract revenues related to direct install programs for small businesses as described above, partially offset by increases in contract revenues related to government projects combined with the acquisitions of Onsite Energy and E3, Inc. in the Energy segment mentioned above which collectively contributed $6.5 million in direct costs of contract revenue during the six months ended July 3, 2020. Direct costs of contract revenue for the Engineering and Consulting segment decreased $1.5 million, or 7.4%, to $19.3 million for the six months ended July 3, 2020 compared to the six months ended June 28, 2019, primarily due to the reduction of revenues.

Subcontractor services and other direct costs decreased by $11.8 million and salaries and wages increased by $2.0 million for the six months ended July 3, 2020 compared to the six months ended June 28, 2019. Within direct costs of contract revenue, salaries and wages increased to 17.2% of contract revenue for the six months ended July 3, 2020 from 15.6% for the six months ended June 28, 2019. Subcontractor services and other direct costs decreased to 51.0% of contract revenue for the six months ended July 3, 2020 from 55.3% of contract revenue for the six months ended June 28, 2019. Salaries and wages within direct costs of contract revenue increased as a percentage of contract revenue primarily as a result of our acquisition of Onsite Energy and E3, Inc., which contain a higher percentage of labor costs and lower percentage of material costs and installation subcontracting. Subcontractor services and other direct costs decreased as a percentage of contract revenue primarily as a result of the decrease in contract revenues from our direct install programs for small businesses, as described above.

General and administrative expenses. General and administrative (“G&A”) expenses increased by $17.8 million, or 32.6%, in the six months ended July 3, 2020 compared to the six months ended June 28, 2019. The increase in G&A expenses consisted of an increase of $11.3 million in the Energy segment and an increase of $7.3 million in the unallocated corporate expenses, partially offset by a decrease of $0.8 million in the Engineering and Consulting segment. The increase in G&A expenses in the Energy segment was primarily attributed to incremental expenses of $7.5 million from our additions of Onsite Energy and E3, Inc. combined with increases in our corporate general and administrative expenses, partially offset by our cost-saving measures instituted, as described earlier, in response to Covid-19.

Of the $17.8 million increase in G&A expenses, $5.3 million resulted from an increase in salaries and wages, payroll taxes and employee benefits, $5.8 million resulted from an increase in stock-based compensation, $4.5 million resulted from an increase in depreciation and amortization, $1.5 million resulted from an increase in facilities and facility related expenses, and $0.7 million from an increase in other general and administrative expenses. The increase in salaries and wages, payroll taxes and employee benefits was primarily attributable to the addition of employees from the acquisitions of Onsite Energy and E3, Inc., partially offset by our actions related to placing a temporary cash wage reduction for salaried employees, as well as instituting a reduction in workforce, primarily through unpaid furloughs, aimed at preserving liquidity as a result of the Covid-19 pandemic. During the second half of the three months ended July 3, 2020, furloughed employees began to return to work as government authorities began loosening restrictions through phased re-openings. In addition, during this time, as the initial impact of Covid-19 was ascertained and operations were adjusted accordingly, salaries were reinstituted with the exception of corporate staff, whose salaries were reinstituted at the end of July 2020. The increase in facilities and facility related expenses was primarily due to the addition of offices in connection with the acquisitions of Onsite Energy and E3, Inc. The increase in stock-based compensation expenses was primarily related to new stock grants to current employees and executives. The increase in depreciation and amortization was primarily due to an increase in amortization of intangible assets derived from the acquisitions of Onsite Energy, and E3, Inc. The increase in other general and administrative expenses was primarily due to an increase in contingent consideration, partially offset by lower traveling expenses as a result of the measures put in place for Covid-19, combined with lower acquisition costs and lower professional services.

Income (loss) from operations. Our operating loss was $12.1 million for the six months ended July 3, 2020 as a result of the factors noted above. As a percentage of contract revenue, operating loss was 6.4% for the six months ended July 3, 2020 compared to an operating income of 1.3% for the six months ended June 28, 2019. The decrease in operating margin was primarily attributable to decreases in contract revenue as a result of Covid-19 combined with increases in stock-based compensation and intangible asset amortization from acquisitions, partially offset by increases in governmental contract revenue.

Total other expense, net. Total other expense, net, was $2.8 million for the six months ended July 3, 2020 compared to $2.3 million for the six months ended June 28, 2019. This increase in total other expense, net is primarily the result of higher interest expense as a result of borrowings under our credit facilities related to our acquisitions of Onsite Energy, and E3, Inc.

Income tax expense (benefit). We recorded an income tax benefit of $1.7 million for the six months ended July 3, 2020 compared to a tax benefit of $1.0 million for the six months ended June 28, 2019. The increase in the income tax benefit is primarily attributable to our loss before income tax, partially offset by a decrease in various tax deductions and tax credits.

Net income (loss). As a result of the above factors, our net loss was $13.1 million for the six months ended July 3, 2020, as compared to a net income of $1.2 million for the six months ended June 28, 2019.

Liquidity and Capital Resources

The following table summarizes our statements of cash flows for the periods indicated:

	Six Months Ended
	July 3,	June 28,
	2020	2019
	(in thousands)
Net cash provided by (used in):
Operating activities	$29,231	$12,495
Investing activities	(2,929)	(25,375)
Financing activities	(14,594)	25,223
Net increase (decrease) in cash and cash equivalents	$11,708	$12,343

We believe that cash generated by operating activities and available borrowings under the Revolving Credit Facility will be sufficient to finance our operating activities for at least the next 12 months. As of July 3, 2020, we had $17.2 million of cash and cash equivalents. Our primary source of liquidity is cash generated from operations and borrowings under our Revolving Credit Facility. In addition, as of July 3, 2020, we had a $100 million Term A Loan with $90.0 million outstanding, and a $50.0 million Revolving Credit Facility with no borrowed amounts outstanding and $2.7 million in letters of credit issued, each scheduled to mature on June 26, 2024. We also have a $50.0 million Delayed Draw Term Loan with $28.5 million outstanding scheduled to mature on June 26, 2024. However, as described in Part I, Item 1, Note 6, “Debt Obligations”, of the Notes to Condensed Consolidated Financial Statements included in this quarterly report on Form 10-Q, we are not able to access additional borrowings under the Delayed Draw Term Loan during our Covenant Relief Period.

As of July 3, 2020, borrowings under our Credit Facilities bore interest at 3.3% based on the Company’s consolidated total leverage ratio. See Part I, Item 1, Note 6, “Debt Obligations”, of the Notes to Condensed Consolidated Financial Statements included in this quarterly report on Form 10-Q, and Part II, Item 8, Note 5, “Debt Obligations”, of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K filed with the SEC on March 6, 2020 for information regarding our indebtedness, including information about new borrowings and repayments, principal repayment terms, interest rates, covenants, and other key terms of our outstanding indebtedness.

Cash Flows from Operating Activities

Cash flows provided by operating activities were $29.2 million for the six months ended July 3, 2020, as compared to cash flows provided by operating activities of $12.5 million for the six months ended June 28, 2019. Cash flow from operating activities primarily consists of net income or net loss, adjusted for non-cash charges, such as depreciation and amortization and stock-based compensation, plus or minus changes in operating assets and liabilities. Changes in cash flows provided by operating activities for the six months ended July 3, 2020 resulted primarily as result of our acquisitions of Onsite Energy and E3, Inc., improvements in cash collections, and significant reductions in working capital requirements as a result of the reduction of revenues from the suspension of our small business energy programs. Cash flows provided by operating activities for the six months ended June 28, 2019 resulted primarily from a net decrease in our working capital through the first half of that year.

Cash Flows used in Investing Activities

Cash flows used in investing activities were $2.9 million for the six months ended July 3, 2020, as compared to cash flows used in investing activities of $25.4 million for the six months ended June 28, 2019. Cash flows used in investing activities for the six months ended July 3, 2020 were primarily due to cash paid for the purchase of equipment and leasehold improvements. The cash flows used in investing activities for the six months ended June 28, 2019 was primarily due to cash paid for the acquisition of The Weidt Group.

Cash Flows from Financing Activities

Cash flows used in financing activities were $14.6 million for the six months ended July 3, 2020, as compared to cash flows provided by financing activities of $25.2 million for the six months ended June 28, 2019. Cash flows used in financing activities for the six months ended July 3, 2020 were primarily attributable to repayments of $35.5 million under our term loan facility and revolving line of credit, a payment of $2.9 million in employee payroll taxes related to the vesting of performance-based restricted stock units, payments of $1.4 million for contingent consideration related to prior acquisitions, partially offset by $24.0 million of borrowings under our revolving line of credit. The cash flows provided by financing activities for the six months ended June 28, 2019 were primarily attributable to borrowings under our term loan, partially offset by the payment of $2.9 million in employee payroll taxes related to the repurchase of shares of our common stock in connection with the vesting of restricted stock awards and performance-based restricted stock units during the six months ended June 28, 2019.

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

Short and Long-term Liquidity

Contractual Obligations

The following table sets forth our known contractual obligations as of July 3, 2020:

		Less than			More than
Contractual Obligations	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
	( in thousands)
Long term debt (1)	$118,458	$13,866	$25,327	$79,265	$—
Interest payments on debt outstanding (2)	11,945	3,574	5,973	2,399	—
Operating leases	23,929	5,994	10,176	5,872	1,888
Finance leases	588	332	233	23	—
Total contractual cash obligations	$154,920	$23,766	$41,709	$87,559	$1,888
(1)	Long-term debt includes $90.0 million outstanding on our Term A Loan, no borrowed amounts on our Revolving Credit Facility and $28.5 million outstanding on our Delayed Draw Term Loan as of July 3, 2020. We have assumed no future borrowings or repayments (other than at maturity) for purposes of this table.
(2)	Borrowings under our Credit Facilities bear interest at a variable rate. Future interest payments on our Credit Facilities are estimated using floating rates in effect as of July 3, 2020.

We are obligated to pay earn-out payments in connection with our acquisitions of E3, Inc. and Integral Analytics. We are obligated to pay up to (i) $12.0 million in cash if E3, Inc. exceeds certain financial targets during the three years after the E3, Inc. closing date, and (ii) $12.0 million in cash based on future work obtained from the business of Integral Analytics during the four years after the closing of the acquisition, payable in installments, if certain financial targets are met during the four years. As of July 3, 2020, we had contingent consideration payable of $10.2 million related to these acquisitions. For the six months ended July 3, 2020, our statement of operations includes $1.6 million of accretion (excluding fair value adjustments) related to the contingent consideration.

Outstanding Indebtedness

See Part I, Item 1, Note 6, “Debt Obligations”, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, and Part II, Item 8, Note 5, “Debt Obligations”, of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 27, 2019, for information regarding our indebtedness, including information about new borrowings and repayments, principal repayment terms, interest rates, covenants, and other key terms of our outstanding indebtedness.

As of July 3, 2020, we had $50.0 million in borrowing capacity under the Revolving Credit Facility.

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

Components of Revenue and Expense

Contract Revenue

We generally provide our services under contracts, purchase orders or retainer letters. The agreements we enter into with our clients typically incorporate one of three principal types of pricing provisions: time-and-materials, unit-based, and fixed price. Revenue on our time-and-materials and unit-based contracts are recognized as the work is performed in accordance with specific terms of the contract. As of July 3, 2020, approximately 31% of our contracts are time-and-materials contracts and approximately 37% of our contracts are unit-based contracts, compared to approximately 17% for time-and-materials contracts and approximately 65% for unit-based contracts as of June 28, 2019.

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

Adjustments to contract cost estimates are made in the periods in which the facts requiring such revisions become known. When the revised estimate indicates a loss, such loss is recognized in the current period in its entirety. Claims and change orders that have not been finalized are evaluated to determine whether or not a change has occurred in the enforceable rights and obligations of the original contract. If these non-finalized changes qualify as a contract modification, a determination is made whether to account for the change in contract value as a modification to the existing contract, or a separate contract and revenue under the claims or change orders is recognized accordingly. Costs related to un-priced change orders are expensed when incurred, and recognition of the related revenue is based on the assessment above of whether or not a contract modification has occurred. Estimated profit for un-priced change orders is recognized only if collection is probable.

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

There have been no material changes in our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for our fiscal year ended December 27, 2019. Please refer to Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 27, 2019 for a discussion of our critical accounting policies and estimates.

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

As of July 3, 2020, we had cash and cash equivalents of $17.2 million. This amount represents cash on hand in business checking accounts with BMO.

We do not engage in trading activities and do not participate in foreign currency transactions.

We are subject to interest rate risk in connection with our Term A Loan and borrowings, if any, under our revolving credit facility and delayed draw term loan, each of which bears interest at variable rates. As of July 3, 2020, $90.0 million was outstanding under our Term A Loan, $28.5 million was outstanding under our delayed draw term loan, no borrowed amounts were outstanding and $2.7 million in letters of credit were issued under the revolving credit facility. Each of our Term A Loan, revolving credit facility and delayed draw term loan mature as of June 26, 2024 and are governed by our Credit Agreement. During the Covenant Relief Period (as described in Part I, Item 1, Note 6, “Debt Obligations”, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q), borrowings under the Credit Agreement bear interest (A) from March 5, 2020 until the date of the Third Amendment, at a rate equal to one-month LIBOR plus 2.0%, (B) from the date of the Third Amendment until the date the administrative agent receives our financial statements for the quarter ended July 3, 2020, at a rate equal to one-month LIBOR, plus an applicable margin of 1.50% with respect to Base Rate borrowings and 2.50% with respect to LIBOR borrowings and (C) at all other times during the Covenant Relief Period, at a rate equal to either, at our option, (i) the Base Rate or (ii) one-month LIBOR, in each case plus an applicable margin ranging from 0.125% to 1.50% with respect to Base Rate borrowings and 1.125% to 2.50% with respect to LIBOR borrowings, depending on our consolidated leverage ratio; provided, that one-month LIBOR shall not be less than 0.75% during the Covenant Relief Period. During the Covenant Relief Period, we will pay a commitment fee for the unused portion of the revolving credit facility and the delayed draw term loan facility, which ranges from 0.15% to 0.45% per annum depending on our consolidated leverage ratio, and fees on the face amount of any letters of credit outstanding under the revolving credit facility, which range from 0.84% to 2.50% per annum, in each case, depending on whether such letter of credit is a performance or financial letter of credit and the Leverage Ratio.

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

Based upon the amount of our outstanding indebtedness as of July 3, 2020, a one percentage point increase in the effective interest rate would change our annual interest expense by approximately $1.2 million in 2020.

Risk Related to Potential LIBOR Transition

All of our $118.5 million of debt outstanding under our credit agreement as of July 3, 2020 bears interest at a floating rate that uses LIBOR as the applicable reference rate to calculate the interest. The Chief Executive of the U.K. Financial Conduct Authority (the “FCA”), which regulates the London Interbank Offered Rate, or LIBOR, has announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. That announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. Moreover, it is possible that LIBOR will be discontinued or modified prior to 2021.

Our credit agreement provides that, if the administrative agent has determined that adequate means do not exist for ascertaining LIBOR or the lenders have advised the administrative agent that (i) LIBOR does not adequately and fairly reflect the cost to lenders for maintaining their loans or (ii) making or funding LIBOR loans has become impracticable for the lenders, then, unless we amend the credit agreement to replace LIBOR with an alternative reference rate, all of our outstanding loans under the credit agreement will be converted to Base Rate Loans and the component of the Base Rate based upon LIBOR will not be used in any determination of the Base Rate Further, the lenders under our credit agreement will no longer be obligated to make loans using LIBOR as the applicable reference rate. If the rate used to calculate interest on our outstanding floating rate debt under our credit agreement that currently uses LIBOR were to increase by 1.0% either as a result of an increase in LIBOR or the result of the conversion to Base Rate Loans, we would expect to incur additional interest expense on such indebtedness as of July 3, 2020 of approximately $1.2 million on an annualized basis.

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

In connection with the preparation of this Quarterly Report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of July 3, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, as of July 3, 2020.

No change in our internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We acquired Energy and Environmental Economics, Inc. on October 28, 2019. We are in the process of evaluating the internal controls of that acquired business and integrating them into our existing operations and internal control processes.

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

ITEM 1A. Risk Factors

There have been no material changes to the risk factors set forth in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 27, 2019 and in Part II, Item 1A, Risk Factors in our Quarterly Report on Form 10-Q for the quarter ended April 3, 2020.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibit Number	Exhibit Description
2.1‡

Stock Purchase Agreement, dated July 28, 2017, by and among Willdan Group, Inc., Willdan Energy Solutions, Integral Analytics, Inc., the Shareholders of Integral Analytics, Inc. and the Sellers’ Representative (as defined therein) (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 2.1 to Willdan Group, Inc.’s Current Report on Form 8-K, filed with the SEC on August 3, 2017).

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

3.1

First Amended and Restated Certificate of Incorporation of Willdan Group, Inc. (incorporated by reference to Exhibit 3.1 to Willdan Group, Inc.’s Registration Statement on Form S-1, filed with the SEC on August 9, 2006, as amended (File No. 333-136444)).

3.2	Amended and Restated Bylaws of Willdan Group, Inc. (incorporated by reference to Exhibit 3.1 to Willdan Group, Inc.’s Current Report on Form 8-K, filed with the SEC on April 16, 2020).
4.1

Specimen Stock Certificate for shares of the Registrant’s Common Stock (incorporated by reference to Exhibit 4.1 to Willdan Group, Inc.’s Registration Statement on Form S-1, filed with the SEC on August 9, 2006, as amended (File No. 333-136444)).

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

10.1

Third Amendment to Amended and Restated Credit Agreement, dated as of May 6, 2020, by and among Willdan Group, Inc., the Guarantors signatory thereto, the Lenders signatory thereto and BMO Harris Bank N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Willdan Group, Inc.’s Quarterly Report on Form 10-Q filed on May 7, 2020).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit Number	Exhibit Description
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
‡

Portions of the referenced exhibit have been omitted pursuant to (A) a request for confidential treatment under Rule 406 promulgated under the Securities Act of 1933, as amended or (B) Item 601(b) of Regulation S-K because it (i) is not material and (ii) would be competitively harmful if publicly disclosed.

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
August 6, 2020