Form 10-Q
period 2020-10-02
Willdan Group, Inc.
filed 2020-11-06
CIK 1370450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2020

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

As of November 4, 2020, there were 12,073,949 shares of common stock, $0.01 par value per share, of Willdan Group, Inc. issued and outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(Unaudited)

	October 2,	December 27,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$11,238	$5,452
Accounts receivable, net of allowance for doubtful accounts of $1,854 and $1,147 at October 2, 2020 and December 27, 2019, respectively	51,422	57,504
Contract assets	64,333	101,418
Other receivables	5,794	4,845
Prepaid expenses and other current assets	4,696	6,254
Total current assets	137,483	175,473
Equipment and leasehold improvements, net	12,614	12,051
Goodwill	130,625	127,647
Right-of-use assets	21,468	22,297
Other intangible assets, net	67,393	76,837
Other assets	15,582	16,296
Deferred income taxes, net	13,291	9,312
Total assets	$398,456	$439,913
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$33,930	$34,000
Accrued liabilities	37,630	67,615
Contingent consideration payable	6,684	5,155
Contract liabilities	7,157	5,563
Notes payable	13,861	13,720
Finance lease obligations	282	375
Lease liability	6,011	5,550
Total current liabilities	105,555	131,978
Contingent consideration payable	4,668	4,891
Notes payable	101,382	116,631
Finance lease obligations, less current portion	243	191
Lease liability, less current portion	16,869	18,411
Other noncurrent liabilities	363	533
Total liabilities	229,080	272,635

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 40,000 shares authorized; 12,074 and 11,497 shares issued and outstanding at October 2, 2020 and December 27, 2019, respectively	121	115
Additional paid-in capital	145,344	132,547
Accumulated other comprehensive loss	(602)	(396)
Retained earnings	24,513	35,012
Total stockholders’ equity	169,376	167,278
Total liabilities and stockholders’ equity	$398,456	$439,913

See accompanying notes to Condensed Consolidated Financial Statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 2,	September 27,	October 2,	September 27,
	2020	2019	2020	2019
Contract revenue	$104,508	$117,494	$294,083	$313,683

Direct costs of contract revenue (inclusive of directly related depreciation and amortization):
Salaries and wages	16,332	16,145	48,897	46,679
Subcontractor services and other direct costs	53,520	66,677	150,295	175,248
Total direct costs of contract revenue	69,852	82,822	199,192	221,927

General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	17,530	15,761	53,273	46,167
Facilities and facility related	2,661	2,250	7,997	6,069
Stock-based compensation	3,978	4,107	12,803	8,148
Depreciation and amortization	4,339	5,788	14,324	11,308
Other	4,547	5,471	17,003	16,230
Total general and administrative expenses	33,055	33,377	105,400	87,922
Income (Loss) from operations	1,601	1,295	(10,509)	3,834

Other income (expense):
Interest expense, net	(1,213)	(1,257)	(3,983)	(3,599)
Other, net	666	2	712	31
Total other income (expense), net	(547)	(1,255)	(3,271)	(3,568)
Income (Loss) before income taxes	1,054	40	(13,780)	266

Income tax benefit	(1,586)	(376)	(3,281)	(1,373)
Net income (loss)	2,640	416	(10,499)	1,639

Other comprehensive income (loss):
Unrealized gain (loss) on derivative contracts, net of tax	160	(42)	(206)	(480)
Comprehensive income (loss)	$2,800	$374	$(10,705)	$1,159

Earnings (Loss) per share:
Basic	$0.22	$0.04	$(0.90)	$0.15
Diluted	$0.21	$0.04	$(0.90)	$0.14

Weighted-average shares outstanding:
Basic	11,992	11,217	11,723	11,097
Diluted	12,417	11,789	11,723	11,714

See accompanying notes to Condensed Consolidated Financial Statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total
Balance at December 27, 2019	11,497	$115	$132,547	$(396)	$35,012	$167,278
Shares of common stock issued in connection with employee stock purchase plan	40	—	1,073	—	—	1,073
Shares of common stock issued in connection with incentive stock plan	19	—	260	—	—	260
Shares used to pay taxes on stock grants	(92)	(1)	(2,866)	—	—	(2,867)
Issuance of restricted stock award and units	176	2	(1)	—	—	1
Stock-based compensation expense	—	—	4,595	—	—	4,595
Net loss	—	—	—	—	(8,154)	(8,154)
Net unrealized loss on derivative contracts	—	—	—	(449)	—	(449)
Balance at April 3, 2020	11,640	$116	$135,608	$(845)	$26,858	$161,737
Shares of common stock issued in connection with incentive stock plan	63	1	330	—	—	331
Issuance of restricted stock award and units	309	3	(3)	—	—	—
Stock-based compensation expense	—	—	4,230	—	—	4,230
Net loss	—	—	—	—	(4,985)	(4,985)
Net unrealized gain on derivative contracts	—	—	—	83	—	83
Balance at July 3, 2020	12,012	$120	$140,165	$(762)	$21,873	$161,396
Shares of common stock issued in connection with employee stock purchase plan	54	1	1,151	—	—	1,151
Shares of common stock issued in connection with incentive stock plan	9	0	61	—	—	62
Shares used to pay taxes on stock grants	(0)	(0)	(11)	—	—	(11)
Stock-based compensation expense	—	—	3,978	—	—	3,978
Net income	—	—	—	—	2,640	2,640
Net unrealized gain on derivative contracts	—	—	—	160	—	160
Balance at October 2, 2020	12,074	$121	$145,344	$(602)	$24,513	$169,376

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

See accompanying notes to Condensed Consolidated Financial Statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended
	October 2,	September 27,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(10,499)	$1,639
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	14,324	11,624
Deferred income taxes, net	(4,389)	(285)
(Gain) loss on sale/disposal of equipment	(15)	(5)
Provision for doubtful accounts	1,066	256
Stock-based compensation	12,803	8,148
Accretion and fair value adjustments of contingent consideration	2,059	(540)
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts receivable	5,016	13,491
Contract assets	33,591	(20,221)
Other receivables	(581)	(3,004)
Prepaid expenses and other current assets	1,387	1,060
Other assets	366	(336)
Accounts payable	(70)	(5,836)
Accrued liabilities	(30,034)	1,164
Contract liabilities	1,594	705
Right-of-use assets	259	429
Net cash provided by operating activities	26,877	8,289
Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(3,976)	(5,636)
Proceeds from sale of equipment	19	45
Cash paid for acquisitions, net of cash acquired	—	(46,539)
Net cash used in investing activities	(3,957)	(52,130)
Cash flows from financing activities:
Change in excess of outstanding checks over bank balance	—	(1,514)
Payments on contingent consideration	(1,433)	(1,381)
Payments on notes payable	(187)	(1,371)
Payments on debt issuance costs	(327)	(749)
Borrowings under term loan facility and line of credit	24,000	105,000
Repayments under term loan facility and line of credit	(38,750)	(72,500)
Principal payments on finance leases	(435)	(338)
Proceeds from stock option exercise	652	858
Proceeds from sales of common stock under employee stock purchase plan	2,224	1,740
Shares used to pay taxes on stock grants	(2,879)	(2,862)
Restricted Stock Award and Units	1	—
Proceeds from unregistered sales of equity	—	1,699
Net cash (used in) provided by financing activities	(17,134)	28,582
Net increase (decrease) in cash and cash equivalents	5,786	(15,259)
Cash and cash equivalents at beginning of period	5,452	15,259
Cash and cash equivalents at end of period	$11,238	$—
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$4,256	$3,314
Income taxes	284	2,247
Supplemental disclosures of noncash investing and financing activities:
Loss on cash flow hedge valuations, net of tax	(206)	(480)
Equipment acquired under finance leases	394	—

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

Management’s Plans in Response to Covid-19

On January 30, 2020, the spread of a novel strain of coronavirus (“Covid-19”) was declared a Public Health Emergency of International Concern by the World Health Organization (“WHO”). On March 11, 2020, WHO characterized the Covid-19 outbreak as a pandemic. The Covid-19 pandemic has resulted in governmental authorities around the world implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place or total lock-down orders and business limitations and shutdowns (subject to exceptions for certain essential operations and businesses). Although some of these measures have since been lifted or scaled back,

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

ongoing resurgences of Covid-19 in the United States has resulted in the reimposition of certain restrictions and may lead to other restrictions being reimplemented in response to efforts to reduce the spread of Covid-19. The Covid-19 outbreak and restrictions intended to slow the spread of Covid-19 have caused economic and social disruption on an unprecedented scale. It is unclear how long these restrictions will remain in place and they may remain in place in some form for an extended period of time. Given the uncertainties associated with the duration of the pandemic, the Company cannot reasonably estimate the ultimate impacts of Covid-19 and efforts to limit its spread on its business, financial condition, results of operations or cash flows for the foreseeable future or whether the Company’s assumptions used to estimate its future liquidity requirements will be correct.

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

Financial Position and Results of Operations

The Covid-19 pandemic and efforts to limit its spread negatively impacted the Company’s business during the three and nine months ended October 2, 2020. In California and New York, the states in which the Company has historically derived a majority of its revenue, mandatory shutdown orders were issued in March 2020. In New York, phased re-openings began in June 2020 and the Company’s business in New York has been improving over the last fiscal quarter. All of the Company’s New York utility programs have restarted. In California, phased re-openings began in May 2020, were curtailed in July 2020 as a result of resurgences of Covid-19 cases, and phased re-openings subsequently resumed in September 2020. As a result, the most significant pandemic related impacts to the Company’s business are now occurring in California to its direct install business.

In the Energy segment, the Company has experienced and expects to continue to experience a negative impact on its direct install programs that serve small businesses as a result of restrictions put in place by governmental authorities that have required temporary shutdowns of all “non-essential” businesses. In fiscal 2019, the Company derived approximately 40% of its gross revenue from its direct install programs that serve small businesses, and a significant portion of its direct install work on these programs continues to recover as phased re-openings progress. The Company’s other programs, which generated approximately 60% of its revenue in fiscal 2019, are either businesses that have been determined to be “essential” by government authorities or have continued to progress during the pandemic. In addition, some of the Company’s programs in the Energy segment, particularly those related to improvements in public schools, were accelerated during the second quarter to take advantage of empty facilities.

In the Engineering and Consulting segment, the Company’s revenues have been minimally affected by Covid-19. The services in this segment have generally been deemed “essential” by the government and have continued to operate while abiding social distancing measures.

As of November 5, 2020, though some of the Company’s work has been suspended, none of its contracts have been cancelled and proposal activities for new programs have continued to advance.

In response to the Covid-19 pandemic and efforts to prevent its spread, the Company began taking a number of steps during the first quarter of fiscal 2020 aimed at preserving liquidity and positioning itself to resume its growth trajectory after work restrictions are lifted. These steps include:

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

●	Executing a reduction in workforce, primarily through an unpaid furlough, impacting approximately 300 members of staff. The largest reductions were a result of government-mandated work restrictions impacting the Company’s direct install programs in California and New York. During the Company’s second fiscal quarter, furloughed employees began to return to work as government authorities began lifting restrictions through phased re-openings and, by the end of the third fiscal quarter, the majority of the Company’s furloughed employees had returned to work;

●	A temporary freeze on all non-critical spending for travel, capital expenditures, and other discretionary expenses;

●	A temporary cash wage reduction for salaried employees, ranging from 0% for lower salary bands up to 75% for senior management, all of which had been restored by the end of July 2020;

●	Suspension of cash fees for the Company’s Board of Directors, which was lifted during the Company’s third fiscal quarter;

●	Implementing a temporary hiring freeze; and

●	Amending the Company’s credit facility for increased flexibility.

The Company believes that its financial position is sufficiently flexible to enable it to maneuver in the current economic environment. Throughout the fiscal year 2020, the Company enhanced liquidity by minimizing working capital and significantly improving cash collections. In addition, in May 2020, the Company amended its credit facility to modify, among other things, certain covenants to increase its financial flexibility. Combined with availability under its credit facility, the Company believes its enhanced liquidity position provides a cushion against liquidity disruptions. The Company may borrow additional amounts under its existing credit facility during its fourth fiscal quarter of 2020 to support an expectation of recovery from Covid-19 operating levels and the accompanying need for working capital as a result of the easing of Covid-19 restrictions.

Asset and liability valuation and other estimates used in preparation of financial statements

As of October 2, 2020, the Company did not have any impairment with respect to its goodwill or long-lived assets, including intangible assets. Because the full extent of the impact of the Covid-19 outbreak and efforts to slow its spread are unknown at this time, they could, under certain circumstances, cause impairment and result in a non-cash impairment charge being recorded in future periods.

Changes to the estimated future profitability of the business may require that the Company establish an additional valuation allowance against all or some portion of its net deferred tax assets.

Impact on Clients and Subcontractors and Other Risks

The Company primarily works for utilities, municipalities and other public agencies. The Company expects many governmental and other public agencies will have significant budget shortfalls for 2020 and potentially beyond as a result of the economic slowdown from the measures taken to mitigate the Covid-19 pandemic. Although none of the Company’s contracts with governmental or other public agencies were materially modified in the third fiscal quarter, these potential budget deficits could result in delayed funding for existing contracts with the Company, postponements of new contracts or price concessions. Further, most of the Company’s clients are not committed to purchase any minimum amount of services, as the Company agreements with them are based on a “purchase order” model. As a result, they may discontinue utilizing some or all of the Company’s services with little or no notice.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

 In addition, the Company relies on subcontractors and material suppliers to complete a substantial portion of its work, especially in its Energy segment. If the Company’s significant subcontractors and material suppliers suffer significant economic harm and must limit or cease operations or file for bankruptcy as a result of the current economic slowdown, the Company’s subcontractors and material suppliers may not be able to fulfill their contractual obligations satisfactorily and the Company may not have the ability to select its subcontractors and material suppliers of choice for new contracts. If the Company’s subcontractors and material suppliers are not able to fulfill their contractual obligations, it could result in a significant increase in costs for the Company to complete the projects or cause significant delays to the realization of revenues under those projects. The ultimate impact of Covid-19 on the Company’s financial condition and results of operations will depend on all of the factors noted above, including other factors that the Company may not be able to forecast at this time. See the risk factor “The Covid-19 pandemic and health and safety measures intended to slow its spread have adversely affected, and may continue to adversely affect, our business, results of operations and financial condition.” under Part II, Item 1A. “Risk Factors” in the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2020. While Covid-19 has had, and the Company expects it to continue to have, an adverse effect on its business, financial condition and results of operations, it is unable to predict the extent of these impacts at this time.

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

Retainage, included in contract assets, represents amounts withheld from billings to the Company’s clients pursuant to provisions in the contracts and may not be paid to the Company until specific tasks are completed or the project is completed and, in some instances, for even longer periods. As of October 2, 2020 and December 27, 2019, contract assets included retainage of $5.9 million and $5.4 million, respectively.

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

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

4. SUPPLEMENTAL FINANCIAL STATEMENT DATA

Accounts Receivable

From time to time, in connection with factoring agreements, the Company sells trade accounts receivable without recourse to third party purchasers in exchange for cash. During the nine months ended October 2, 2020 and September 27, 2019, the Company did not sell any trade accounts receivable.

Equipment and Leasehold Improvements

	October 2,	December 27,
	2020	2019
	(in thousands)
Furniture and fixtures	$4,088	$4,614
Computer hardware and software	16,962	14,789
Leasehold improvements	2,994	2,410
Equipment under finance leases	2,317	1,957
Automobiles, trucks, and field equipment	3,205	3,564
Subtotal	29,566	27,334
Accumulated depreciation and amortization	(16,952)	(15,283)
Equipment and leasehold improvements, net	$12,614	$12,051

Included in accumulated depreciation and amortization is $0.4 million and $0.5 million of amortization expense related to equipment held under finance leases in the nine months ended October 2, 2020 and fiscal year 2019, respectively.

Accrued Liabilities

	October 2,	December 27,
	2020	2019
	(in thousands)
Accrued subcontractor costs	$22,448	$45,366
Compensation and payroll taxes	2,871	3,286
Accrued bonuses	5,121	7,756
Other	3,710	4,630
Employee withholdings	2,485	3,463
Paid leave bank	995	3,114
Total accrued liabilities	$37,630	$67,615

Goodwill

	December 27,	Additional	Additions /	October 2,
	2019	Purchase Cost	Adjustments	2020
	(in thousands)
Reporting Unit:
Energy	$126,898	$—	$2,977	$129,876
Engineering and Consulting	749	—	—	749
	$127,647	$—	$2,977	$130,625

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The Company tests for impairment, at a minimum, on an annual basis or earlier when certain events or changes in circumstances indicate that goodwill may more likely than not be impaired. The Company evaluated the current economic impact caused by the Covid-19 pandemic to assess a potential impairment of goodwill and noted that it does not believe it is more likely than not that goodwill was impaired as of October 2, 2020.

Intangible Assets

	October 2, 2020		December 27, 2019
	Gross	Accumulated	Gross	Accumulated	Amortization
	Amount	Amortization	Amount	Amortization	Period
	(in thousands)				(in years)
Finite:
Backlog	$7,944	$5,907	$7,134	$3,763	1.0
Tradename	15,911	6,471	13,351	4,882	2.5	-	6.0
Non-compete agreements	1,420	1,380	2,320	1,384	4.0	-	5.0
Developed technology	15,500	5,396	14,620	3,227	8.0
Customer relationships	58,149	12,687	60,733	8,065	5.0	-	8.0
Total finite intangible assets	98,924	$31,841	98,158	$21,321
In-process research and technology (1)	310	—	—	—
Total intangible assets	$99,234	$31,841	$98,158	$21,321
(1)	In-process research and technology will not be amortized until put into use.

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

On January 31, 2019, the Company entered into an interest rate swap agreement that the Company designated as cash flow hedge to fix the variable interest rate on a portion of the Company’s Term A Loan (as defined below in Note 6. “Debt Obligations”). The interest rate swap agreement total notional amount of $35.0 million, has a fixed annual interest rate of 2.47% and expires on January 31, 2022. As of October 2, 2020, the effective portion of the Company’s interest rate swap agreement designated as a cash flow hedge before tax effects was $0.8 million, of which no amounts were reclassified from accumulated other comprehensive income to interest expense in the three and nine months ended October 2, 2020. The Company expects to reclassify $0.6 million from accumulated other comprehensive loss to interest expense within the next twelve months.

The fair values of the Company’s outstanding derivatives designated as hedging instruments were as follows:

		Fair Value of Derivative
		Instruments as of
	Balance Sheet Location	October 2, 2020	December 27, 2019
		(in thousands)
Interest rate swap agreement	Accrued liabilities	$(638)	$(241)
Interest rate swap agreement	Other noncurrent (liabilities) assets	$(192)	$(306)

The impact of the effective portions of derivative instruments in cash flow hedging relationships and fair value relationships on other comprehensive income were $0.2 million for the three and nine months ended October 2, 2020, as compared to $0.1 million and $0.5 million for the three and nine months ended September 27, 2019, respectively.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The accumulated balances and reporting period activities for the three and nine months ended October 2, 2020 related to reclassifications out of accumulated other comprehensive loss are summarized as follows:

	Gain (Loss) on	Accumulated Other
	Derivative Instruments	Comprehensive Loss
	(in thousands)
Balances at December 27, 2019	$(396)	$(396)
Other comprehensive loss before reclassifications	(568)	(568)
Amounts reclassified from accumulated other comprehensive income	—	—
Income tax benefit related to derivative instruments	119	119
Net current-period other comprehensive loss	(845)	(845)
Balances at April 3, 2020	$(845)	$(845)
Other comprehensive loss before reclassifications	$105	$105
Amounts reclassified from accumulated other comprehensive income:	—	—
Income tax benefit (expense) related to derivative instruments	(22)	(22)
Net current-period other comprehensive loss	83	83
Balances at July 3, 2020	$(762)	$(762)
Other comprehensive loss before reclassifications	$179	$179
Amounts reclassified from accumulated other comprehensive income	0	0
Income tax benefit (expense) related to derivative instruments	(19)	(19)
Net current-period other comprehensive loss	160	160
Balances at October 2, 2020	$(602)	$(602)

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6. DEBT OBLIGATIONS

Debt obligations, excluding obligations under finance leases (see Note 7, Leases, below), consisted of the following:

	October 2,	December 27,
	2020	2019
	(in thousands)
Outstanding borrowings on Term A Loan	$87,500	$95,000
Outstanding borrowings on Revolving Credit Facility	—	5,000
Outstanding borrowings on Delayed Draw Term Loan	27,750	30,000
Other debt agreements	874	1,060
Total debt	116,124	131,060
Issuance costs and debt discounts	(881)	(709)
Subtotal	115,243	130,351
Less current portion of long-term debt	13,861	13,720
Long-term debt portion	$101,382	$116,631

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

As of October 2, 2020, the Company was in compliance with all covenants contained in the Credit Agreement.

Other Debt Agreements

Software Agreements

The Company finances, from time to time, software costs by entering into unsecured notes payable with software providers. During the fiscal year ended December 28, 2018, the Company elected to finance its IBM software costs of $0.2 million with a note payable bearing interest at an annual rate of 4.656%, payable in monthly principal and

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

interest installments of $6,000 through November 2021. As of October 2, 2020, and December 27, 2019, the unpaid balance related to the IBM software agreement totaled $75,000 and $133,000, respectively.

Utility Customer Agreement

In connection with the acquisition of substantially all of the assets of Onsite Energy, the Company assumed a contract dispute settlement agreement between Onsite Energy and one of its utility customers dated December 20, 2018 (the “Utility Customer Agreement”) where Onsite Energy agreed to pay $1.7 million, bearing interest at an imputed annual rate of 4.332%, payable in quarterly principal and interest installments through June 2021. As of October 2, 2020 and December 27, 2019, the unpaid balance of the Utility Customer Agreement totaled $0.8 million and $0.9 million, respectively.

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

From time to time, the Company enters into non-cancelable leases for some of our facility and equipment needs. These leases allow the Company to conserve cash by paying a monthly lease rental fee for the use of facilities and equipment rather than purchasing them. The Company’s leases have remaining terms ranging from one to eight years, some of which may include options to extend the leases for up to five years, and some of which may include options to terminate the leases within one year. Currently, all of the Company’s leases contain fixed payment terms. The Company may decide to cancel or terminate a lease before the end of its term, in which case we are typically liable to the lessor for the remaining lease payments under the term of the lease. Additionally, all of our month-to-month leases are cancelable by the Company or the lessor, at any time, and are not included in our right-of-use asset or lease liability. As of October 2, 2020, the Company had no leases with residual value guarantees. Typically, the Company has purchase options on the equipment underlying its long-term leases. The Company may exercise some of these purchase options when the need for equipment is on-going and the purchase option price is attractive. Nonperformance-related default covenants, cross-default provisions, subjective default provisions and material adverse change clauses contained in material lease agreements, if any, are also evaluated to determine whether those clauses affect lease classification in accordance with “ASC” Topic 842-10-25. Leases are accounted for as operating or financing leases, depending on the terms of the lease.

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

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following is a summary of the lease expense:

	Three Months Ended		Nine Months Ended
	October 2,	September 27,	October 2,	September 27,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Operating lease cost	$1,761	$1,288	$5,269	$3,558
Finance lease cost:
Amortization of assets	146	242	456	366
Interest on lease liabilities	6	19	23	28
Total net lease cost	$1,913	$1,549	$5,748	$3,952

The following is a summary of lease information presented on the Company’s consolidated balance sheet:

	October 2,	December 27,
	2020	2019
	(in thousands)
Operating leases:
Right-of-use assets	$21,468	$22,297

Lease liability	$6,011	$5,550
Lease liability, less current portion	16,869	18,411
Total lease liabilities	$22,880	$23,961

Finance leases (included in equipment and leasehold improvements, net):
Equipment and leasehold improvements, net	$2,317	$1,957
Accumulated depreciation	(1,712)	(1,291)
Total equipment and leasehold improvements, net	$605	$666

Finance lease obligations	$282	$375
Finance lease obligations, less current portion	243	191
Total finance lease obligations	$525	$566

Weighted average remaining lease term (in years):
Operating Leases	4.56	4.59
Finance Leases	1.96	1.47

Weighted average discount rate:
Operating Leases	4.45%	5.14%
Finance Leases	4.01%	4.80%

Rent expense for all facility operating leases were $1.8 million and $5.3 million for the three and nine months ended October 2, 2020, respectively, as compared to $1.3 million and $3.6 million for the three and nine months ended September 27, 2019.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following is a summary of other information and supplemental cash flow information related to finance and operating leases:

	Nine Months Ended
	October 2,	September 27,
	2020	2019

	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$5,162	$3,645
Operating cash flow from finance leases	23	98
Financing cash flow from finance leases	435	338

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$3,007	$3,029

The following is a summary of the maturities of lease liabilities as of October 2, 2020:

	Operating	Finance
	(in thousands)
Fiscal year:
Remainder of 2020	$1,810	$41
2021	6,597	307
2022	5,754	147
2023	3,917	35
2024	2,600	14
2025 and thereafter	4,577	2
Total lease payments	$25,255	$546
Less: Imputed interest	(2,375)	(21)
Total lease obligations	22,880	525
Less: Current obligations	6,011	282
Noncurrent lease obligations	$16,869	$243

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

During the nine months ended October 2, 2020 and September 27, 2019, the Company made matching contributions of $0.9 million and $1.6 million, respectively.

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

The Company manages Genesys and has the power to direct the activities that most significantly impact Genesys’s performance, in addition to being obligated to absorb expected losses from Genesys. Accordingly, the Company is the primary beneficiary of Genesys and consolidates Genesys as a VIE. In addition, the Company concluded there is no noncontrolling interest related to the consolidation of Genesys because the Company determined that (i) the shareholder of Genesys does not have more than a nominal amount of equity investment at risk, (ii) WES absorbs the expected losses of Genesys through its deferral of Genesys’s service fees owed to WES and the Company has, since entering into the administrative services agreement, had to continuously defer service fees for Genesys, and (iii) the Company believes Genesys will continue to have a shortfall on payment of its service fees for the foreseeable future, leaving no expected residual returns for the shareholder. As of October 2, 2020, the Company had one VIE — Genesys.

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

There were no intersegment sales during the three and nine months ended October 2, 2020 and September 27, 2019. The Company’s chief operating decision maker evaluates the performance of each segment based upon income or loss from operations before income taxes. Certain segment asset information including expenditures for long-lived assets has not been presented as it is not reported to or reviewed by the chief operating decision maker. In addition, enterprise-wide service line contract revenue is not included as it is impracticable to report this information for each group of similar services.

Financial information with respect to the reportable segments is as follows:

		Engineering	Unallocated		Consolidated
	Energy	& Consulting	Corporate	Intersegment	Total
	(in thousands)
Fiscal Three Months Ended October 2, 2020
Contract revenue	$87,888	$16,620	$-	$-	$104,508
Depreciation and amortization	4,072	267	-	-	4,339
Interest expense, net	7	-	1,206	-	1,213
Segment profit (loss) before income tax expense	3,203	2,757	(4,906)	-	1,054
Income tax expense (benefit)	(437)	1,300	(2,449)	-	(1,586)
Net income (loss)	3,641	1,457	(2,458)	-	2,640
Segment assets (1)	348,350	22,755	50,481	(23,130)	398,456
Fiscal Three Months Ended September 27, 2019
Contract revenue	$97,934	$19,560	$-	$-	$117,494
Depreciation and amortization	5,425	363	-	-	5,788
Interest expense, net	20	-	1,237	-	1,257
Segment profit (loss) before income tax expense	1,669	2,586	(4,215)	-	40
Income tax expense (benefit)	461	715	(1,552)	-	(376)
Net income (loss)	1,208	1,871	(2,663)	-	416
Segment assets (1)	246,675	23,366	115,701	(23,130)	362,612
Fiscal Nine Months Ended October 2, 2020
Contract revenue	242,394	51,689	-	-	294,083
Depreciation and amortization	13,499	825	-	-	14,324
Interest expense, net	26	-	3,957	-	3,983
Segment profit (loss) before income tax expense	(6,490)	7,953	(15,243)	-	(13,780)
Income tax expense (benefit)	(1,545)	1,894	(3,630)	-	(3,281)
Net income (loss)	(4,944)	6,059	(11,614)	-	(10,499)
Segment assets (1)	348,350	22,755	50,481	(23,130)	398,456
Fiscal Nine Months Ended September 27, 2019
Contract revenue	257,910	55,773	-	-	313,683
Depreciation and amortization	10,353	955	-	-	11,308
Interest expense, net	20	-	3,579	-	3,599
Segment profit (loss) before income tax expense	2,316	6,603	(8,653)	-	266
Income tax expense (benefit)	640	1,825	(3,838)	-	(1,373)
Net income (loss)	1,676	4,779	(4,816)	-	1,639
Segment assets (1)	246,675	23,366	115,701	(23,130)	362,612
(1)	Segment assets are presented net of intercompany receivables.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

	Three months ended October 2, 2020
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$10,936	$13,719	$24,655
Unit-based	43,010	2,082	45,092
Fixed price	33,941	820	34,761
Total (1)	$87,887	$16,621	$104,508

Client Type
Commercial	$9,967	$1,300	$11,267
Government	14,737	14,657	29,394
Utilities (2)	63,183	664	63,846
Total (1)	$87,887	$16,621	$104,508

Geography (3)
Domestic	$87,887	$16,621	$104,508

	Nine months ended October 2, 2020
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$37,072	$41,499	$78,571
Unit-based	122,800	7,180	129,979
Fixed price	82,522	3,011	85,531
Total (1)	$242,394	$51,689	$294,083

Client Type
Commercial	$27,585	$3,978	$31,562
Government	58,167	46,390	104,556
Utilities (2)	156,642	1,321	157,963
Total (1)	$242,394	$51,689	$294,083

Geography (3)
Domestic	$242,394	$51,689	$294,083

(1)	Amounts may not add to the totals due to rounding.
(2)	Includes the portion of revenue related to small business programs paid by the end user/customer.
(3)	Revenue from the Company’s foreign operations were immaterial for the three and nine months ended October 2, 2020.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

	Three months ended September 29, 2019
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$2,806	$14,970	$17,776
Unit-based	67,759	3,556	71,315
Fixed price	27,422	981	28,403
Total (1)	$97,987	$19,507	$117,494

Client Type
Commercial	$12,028	$1,550	$13,578
Government	17,955	17,921	35,876
Utilities (2)	68,004	36	68,040
Total (1)	$97,987	$19,507	117,494

Geography (3)
Domestic	$97,987	$19,507	117,494

	Nine months ended September 27, 2019
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$10,154	$42,624	$52,778
Unit-based	188,388	10,719	199,107
Fixed price	59,420	2,378	61,798
Total (1)	$257,962	$55,721	$313,683

Client Type
Commercial	$28,063	$4,176	$32,239
Government	41,400	51,251	92,651
Utilities (2)	188,499	294	188,793
Total (1)	$257,962	$55,721	313,683

Geography (3)
Domestic	$257,962	$55,721	313,683
(1)	Amounts may not add to the totals due to rounding.
(2)	Includes the portion of revenue related to small business programs paid by the end user/customer.
(3)	Revenue from the Company’s foreign operations were immaterial for the three and nine months ended September 27, 2019.

Geographical Information

Substantially all of the Company’s consolidated revenue was derived from its operations in the U.S. The Company operates through a nationwide network of offices spread across 24 states and the District of Columbia. Revenues from the Company’s Canadian operations were not material for the three and nine months ended October 2, 2020. For the three months and nine months ended September 27, 2019, the Company did not have foreign revenues.

Customer Concentration

For the three and nine months ended October 2, 2020, the Company’s top 10 customers accounted for 46.7% and 48.6%, respectively, of the Company’s consolidated contract revenue. For the three and nine months ended September 27, 2019, the Company’s top 10 customers accounted for 52.0% and 50.2%, respectively, of the Company’s consolidated contract revenue.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

For the three months ended October 2, 2020, the Company did not have any individual customers that accounted for more than 10% of its consolidated contract revenues. For the nine months ended October 2, 2020, the Company had one customer, Los Angeles Department of Water and Power (“LADWP”), that accounted for 12.8% of its consolidated contract revenues. For the three and nine months ended September 27, 2019, the Company derived 11.7% and 15.2%, respectively, of its consolidated contract revenue from one customer, LADWP.

On a segment basis, the Company also had individual customers that accounted for more than 10% of its segment contract revenues. For the three months ended October 2, 2020, no single customer accounted for 10% or more of its Energy segment revenues. For the nine months ended October 2, 2020, the company derived 26.8% of its Energy segment revenues from two customers, LADWP and DASNY. For the three and nine months ended October 2, 2020, the Company derived 18.7% and 19.6%, respectively, of its Engineering and Consulting segment revenues from one customer, the City of Elk Grove. For the three and nine months ended September 27, 2019, the Company derived 24.5% and 30.5%, respectively, of its Energy segment revenues from two customers, LADWP and Consolidated Edison of New York, and 27.4% and 26.7%, respectively, of its Engineering and Consulting segment revenues from one customer, the City of Elk Grove.

The Company’s largest clients are based in California and New York. For the three and nine months ended October 2, 2020, services provided to clients in California accounted for 32.3%, and 40.2%, respectively, of the Company’s consolidated contract revenue, and services provided to clients in New York accounted for 19.2%, and 18.4%, respectively, of the Company’s consolidated contract revenue. For the three and nine months ended September 27, 2019, services provided to clients in California accounted for 39.7% and 28.0%, respectively, of the Company’s consolidated contract revenue, and services provided to clients in New York accounted for 20.7%, and 19.6%, respectively, of the Company’s consolidated contract revenue.

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

During each fiscal year, the Company assesses the available positive and negative evidence to evaluate if it is more likely than not that the deferred tax assets will be realized. Beginning in fiscal year 2017, the Company determined that it was more-likely-than-not that the entire California net operating loss will not be utilized prior to expiration. Significant pieces of objective evidence evaluated included the Company’s history of utilization of California net operating losses in prior years for each of its subsidiaries, as well as its forecasted amount of net operating loss utilization for certain members of the combined group. As a result, the Company recorded a valuation allowance in the amount of $86,000 at the end of fiscal year 2018 related to California net operating losses. As of October 2, 2020, the Company assessed all available positive and negative evidence available to determine whether, based on the weight of that evidence, there was a change in judgment related to the utilization of deferred tax assets in future years. The Company concluded that as of October 2, 2020, the valuation allowance for the Company’s deferred tax assets was appropriate in accordance with ASC 740. Consequently, there was no change to the valuation allowance during the nine months ended October 2, 2020. For the nine months ended September 27, 2019, the Company did not have a change in the valuation allowance.

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

The Company recognizes the tax benefit from uncertain tax positions if it is more likely than not that the tax positions will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefit is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of October 2, 2020, the Company recorded a liability of $0.1 million for uncertain tax positions related to miscellaneous tax deductions taken in open tax years. Included in this amount are $0.1 million of tax benefits that, if recognized, would affect the effective tax rate. Interest and penalties of $0.02 million have been recorded related to unrecognized tax benefits as of October 2, 2020.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Based on the Company’s estimates and determination of an effective tax rate for the year, the Company recorded an income tax benefit of $1.6 million and $3.3 million for the three and nine months ended October 2, 2020, respectively, as compared to an income tax benefit of $0.4 million and $1.4 million for the three and nine months ended September 27, 2019, respectively. During the three and nine months ended October 2, 2020, the difference between the effective tax rate and the federal statutory rate was primarily attributable to state taxes, the recognition of tax deductions related to the vesting of performance-based restricted stock units, nondeductible executive compensation, research and development tax credits, and the commercial building energy efficiency deduction. For the three and nine months ended September 27, 2019, the difference between the effective tax rate and the federal statutory rate was primarily attributable to state taxes, the recognition of tax deductions related to the vesting of performance-based restricted stock units, nondeductible executive compensation and research and development tax credits.

During the nine months ended October 2, 2020, the Internal Revenue Service finalized its audit of the Company’s tax return for the fiscal year ended December 30, 2016. There were no changes made by the Internal Revenue Service to the tax return filed.

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security (CARES) Act (H.R. 748) which includes a number of provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. Under ASC 740, the effects of new legislation are recognized upon enactment. Accordingly, the effects of the CARES Act have been incorporated into the income tax provision computation for the nine months ended October 2, 2020. The Company anticipates deferring the employer side social security payments for payroll paid for the remainder of 2020. These provisions did not have a material impact on the income tax provision.

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

The following table sets forth the number of weighted-average common shares outstanding used to compute basic and diluted EPS:

	Three months ended		Nine months ended
	October 2,	September 27,	October 2,	September 27,
	2020	2019	2020	2019
	(in thousands, except per share amounts)
Net income (loss)	$2,640	$416	$(10,499)	$1,639
Weighted-average common shares outstanding	11,992	11,217	11,723	11,097
Effect of dilutive stock options and restricted stock awards	425	572	—	617
Weighted-average common shares outstanding-diluted	12,417	11,789	11,723	11,714
Earnings (Loss) per share:
Basic	$0.22	$0.04	$(0.90)	$0.15
Diluted	$0.21	$0.04	$(0.90)	$0.14

For the nine months ended October 2, 2020, the Company reported a net loss, and accordingly, all outstanding equity awards have been excluded because including them would have been anti-dilutive. For the three months ended October 2, 2020, 329,000 options were excluded from the calculation of dilutive potential common shares because including them would have been anti-dilutive and 155,000 options were excluded from the calculation for the three and nine months ended September 27, 2019.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

12. BUSINESS COMBINATIONS

Acquisition of E3, Inc.

On October 28, 2019, the Company, through its wholly-owned subsidiary, WES acquired all of the capital stock of Energy and Environmental Economics, Inc. (“E3, Inc.”), pursuant to the terms of a stock purchase agreement (the “Stock Purchase Agreement”) by and among the Company, WES, E3, Inc., each of the stockholders of E3, Inc. (the “E3, Inc. Stockholders”) and Ren Orans, as seller representative of the E3, Inc. Stockholders. E3, Inc. is an energy consulting firm that helps utilities, regulators, policy makers, developers, and investors make strategic decisions as they implement new public policies, respond to technological advances, and address customers’ shifting expectations in clean energy. The Company believes that E3 will provide Willdan and our clients with visibility into future market trends and position it to advise clients on upcoming policy, electrification, and decarbonization. E3, Inc.’s financial information is included within the Energy segment beginning in the fourth quarter of fiscal year 2019. The Company expects to finalize the purchase price allocation with respect to this transaction during the fourth quarter of fiscal 2020.

The Company agreed to pay up to $44.0 million for the purchase of all of the capital stock of E3, Inc., which purchase price consists of (i) $27.0 million in cash paid on the E3, Inc.on October 28, 2019 (the “E3, Inc. Closing Date”) (subject to holdbacks and adjustments), (ii) $5.0 million in shares of the Company’s common stock, based on the volume-weighted average price per share of the Company’s common stock for the ten trading days immediately following, but not including, the E3, Inc. Closing Date and (iii) up to $12.0 million in cash if E3, Inc. exceeds certain financial targets during the three years after the E3, Inc. Closing Date, as more fully described below (such potential payments of up to $12.0 million, being referred to as “Earn-Out Payments” and $12.0 million in respect thereof, being referred to as the “Maximum Payout”).

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

The acquisition was accounted for as a business combination in accordance with ASC 805. Under ASC 805, the Company recorded the acquired assets and assumed liabilities at their estimated fair value with the excess allocated to goodwill. Goodwill represents the value the Company expects to achieve through the operational synergies, the expansion into new markets and the acquired company’s assembled work force. The Company estimates that the entire $22.7 million of goodwill resulting from the acquisition will be tax deductible.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Preliminary consideration for the acquisition includes the following:

E3, Inc.
(in thousands)
Cash paid	$25,217
Other working capital adjustment	1,973
Issuance of common stock	5,000
Contingent Consideration	7,680
Total consideration	$39,870

The following table summarizes the preliminary amounts for the acquired assets recorded at their estimated fair value as of the acquisition date:

E3, Inc.
(in thousands)
Current assets	$5,273
Non-current assets (1)	341
Cash	2,264
Equipment and leasehold improvements, net	409
Right-of-use assets	7,641
Current lease liability	(750)
Non-current lease liability	(7,300)
Liabilities	(4,735)
Backlog	2,600
Customer relationships	6,050
Tradename	4,200
Developed technology	880
In-progress research & development	310
Goodwill	22,687
Net assets acquired	$39,870

(1)	Excluded from non-current assets are equipment and leasehold improvements, net, right-of-use assets, customer relationships, tradename, backlog and goodwill.

During the nine months ended October 2, 2020, the Company made adjustments, primarily related to other working capital and contingent consideration, to the consideration paid for E3, Inc. which resulted in an adjustment to the preliminary purchase price allocation of E3, Inc. The adjustments resulted in an aggregate increase of $5.6 million in the net carrying value of right of use assets, non-current lease liability, backlog, tradename, developed technology, in-progress research and development, goodwill and an aggregate decrease of $5.0 million in the net carrying value of current assets, current lease liability, liabilities, customer relationships, and non-compete. The change in the fair value of intangible assets resulted in a decrease in the amortization expense of $0.1 million for the three and nine months ended October 2, 2020.

During the three and nine months ended October 2, 2020, the acquisition of E3, Inc. contributed $5.3 million and $17.1 million in revenue, and contributed $0.6 million and $3.1 million in income from operations, respectively.

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

During the nine months ended October 2, 2020, the Company made adjustments, primarily related to other working capital, to the consideration paid for Onsite Energy which resulted in an adjustment to the purchase price allocation of Onsite Energy. The adjustments resulted in an aggregate increase of $3.5 million in the net carrying value of backlog, tradename and goodwill and an aggregate decrease of $3.5 million in the net carrying value of current assets and goodwill. The increase in the fair value of intangible assets did not result in any changes in the amortization expense for the three months ended October 2, 2020 and resulted in a $0.7 million change of the amortization expense for the nine months ended October 2, 2020.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The acquisition related costs associated with Onsite Energy included in other general and administrative expenses in the consolidated statements of comprehensive income were not material for either the three or nine months ended October 2, 2020.

During the three and nine months ended October 2, 2020, the acquisition of Onsite Energy contributed $2.8 million $7.4 million in revenue, respectively, and contributed $1.0 million in income from operations.

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

The acquisition related costs associated with The Weidt Group included in other general and administrative expenses in the consolidated statements of comprehensive income were not material for either the three or nine months ended October 2, 2020.

During the three and nine months ended October 2, 2020, the acquisition of The Weidt Group contributed $3.7 million and $11.0 million in revenue, and contributed $0.5 million and $1.3 million in income from operations, respectively.

The following unaudited pro forma financial information for the three and nine months ended October 2, 2020 and September 27, 2019 assumes that the acquisitions of substantially all of the assets and liabilities of E3, Inc., Onsite Energy and The Weidt Group occurred on the first day of the year prior to the year of acquisition:

	Three Months Ended		Nine Months Ended
	October 2,	September 27,	October 2,	September 27,
	2020	2019	2020	2019
	(in thousands, except per share data)
Pro forma revenue	$104,508	$122,505	$294,083	$341,914

Pro forma income (loss) from operations	$1,601	$(998)	$(10,509)	$5,317
Pro forma net income (loss) (1)	$924	$(23,429)	$(12,085)	$(19,820)

Earnings (Loss) per share:
Basic	$0.08	$(2.06)	$(1.03)	$(1.76)
Diluted	$0.07	$(1.96)	$(1.03)	$(1.67)

Weighted average shares outstanding:
Basic	11,992	11,379	11,723	11,259
Diluted	12,417	11,951	11,723	11,876

(1)	Adjustments to pro forma net income include income from operations, amortization and interest expenses.

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

During the three and nine months ended October 2, 2020, the acquisition of E3, Inc., Onsite Energy and The Weidt Group contributed $11.8 million and $35.5 million in revenue, and contributed $2.1 million and $5.4 million in income from operations, respectively.

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

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

14. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, Subsequent Events, the Company evaluates subsequent events up until the date the condensed consolidated financial statements are issued. As of November 5, 2020, there were no subsequent events required to be reported.

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

Impact of Covid-19 on Our Business

On January 30, 2020, the spread of a novel strain of coronavirus (“Covid-19”) was declared a Public Health Emergency of International Concern by the World Health Organization (“WHO”). On March 11, 2020, WHO characterized the Covid-19 outbreak as a pandemic. The Covid-19 pandemic has resulted in governmental authorities around the world implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place or total lock-down orders and business limitations and shutdowns (subject to exceptions for certain essential operations and businesses). Although some of these measures have since been lifted or scaled back, ongoing resurgences of Covid-19 in the United States has resulted in the reimposition of certain restrictions and may lead to other restrictions being reimplemented in response to efforts to reduce the spread of Covid-19. The Covid-19 outbreak and restrictions intended to slow the spread of Covid-19 have caused economic and social disruption on an unprecedented scale. It is unclear how long these restrictions will remain in place and they may remain in place in some form for an extended period of time. Given the uncertainties associated with the duration of the pandemic, we cannot reasonably estimate the ultimate impacts of Covid-19 and efforts to limit its spread on our business, financial condition, results of operations or cash flows for the foreseeable future or whether our assumptions used to estimate our future liquidity requirements will be correct.

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

Financial Position and Results of Operations

The Covid-19 pandemic and efforts to limit its spread negatively impacted our business during the three and nine months ended October 2, 2020. In California and New York, the states in which we have historically derived a majority of our revenue, mandatory shutdown orders were issued in March 2020. In New York, phased re-openings began in June 2020 and our business in New York has been improving over the last fiscal quarter. All of our New York utility programs have restarted. In California, phased re-openings began in May 2020, were curtailed in July 2020 as a result of resurgences of Covid-19 cases, and phased re-openings subsequently resumed in September 2020. As a result, the most significant pandemic related impacts to our business are now occurring in California to our direct install business.

In the Energy segment, we have experienced and expect to continue to experience a negative impact on our direct install programs that serve small businesses as a result of restrictions put in place by governmental authorities that have required temporary shutdowns of all “non-essential” businesses. In fiscal 2019, we derived approximately 40% of our gross revenue from our direct install programs that serve small businesses, and a significant portion of our direct install work on these programs continues to recover as phased re-openings progress. Our other programs, which generated approximately 60% of our revenue in fiscal 2019, are either businesses that have been determined to be “essential” by government authorities or have continued to progress during the pandemic. In addition, some of our programs in the Energy segment, particularly those related to improvements in public schools, were accelerated during the second quarter to take advantage of empty facilities.

In the Engineering and Consulting segment, our revenues have been minimally affected by Covid-19. The services in this segment have generally been deemed “essential” by the government and have continued to operate while abiding social distancing measures.

As of November 5, 2020, though some of our work has been suspended, none of our contracts have been cancelled and proposal activities for new programs have continued to advance. We estimate that pandemic related slowdowns and work suspensions are currently reducing our revenue by approximately 20% from our planned pre-pandemic levels for 2020.

In response to the Covid-19 pandemic and efforts to prevent its spread, we began taking a number of steps during the first quarter of fiscal 2020 aimed at preserving liquidity and positioning ourselves to resume our growth trajectory after work restrictions are lifted. These steps include:

●	Executing a reduction in workforce, primarily through an unpaid furlough, impacting approximately 300 members of our staff. The largest reductions were a result of government-mandated work restrictions impacting our direct install programs in California and New York. During our second fiscal quarter, furloughed employees began to return to work as government authorities began lifting restrictions through phased re-openings and, by the end of the third fiscal quarter, the majority of our furloughed employees had returned to work;

●	A temporary freeze on all non-critical spending for travel, capital expenditures, and other discretionary expenses;

●	A temporary cash wage reduction for salaried employees, ranging from 0% for lower salary bands up to 75% for senior management, all of which had been restored by the end of July 2020;

●	Suspension of cash fees for our Board of Directors, which was lifted during our third fiscal quarter;

●	Implementing a temporary hiring freeze; and

●	Amending our credit facility for increased flexibility.

We believe our financial position is sufficiently flexible to enable us to maneuver in the current economic environment. Throughout our fiscal year 2020, we enhanced liquidity by minimizing working capital and significantly improving cash collections. In addition, in May 2020, we amended our credit facility to modify, among other things, certain covenants to increase our financial flexibility. Combined with availability under our credit facilities, we believe our enhanced liquidity position provides a cushion against liquidity disruptions. We may borrow additional amounts under our existing credit facility during our fourth fiscal quarter of 2020 to support an expectation of recovery from Covid-19 operating levels and the accompanying need for working capital as a result of the easing of Covid-19 restrictions.

Asset and liability valuation and other estimates used in preparation of financial statements

As of October 2, 2020, we did not have any impairment with respect to our goodwill or long-lived assets, including intangible assets. Because the full extent of the impact of the Covid-19 outbreak and efforts to slow its spread are unknown at this time, they could, under certain circumstances, cause impairment and result in a non-cash impairment charge being recorded in future periods.

Changes to the estimated future profitability of the business may require that we establish an additional valuation allowance against all or some portion of our net deferred tax assets.

Impact on Clients and Subcontractors and Other Risks

We primarily work for utilities, municipalities and other public agencies. We expect many governmental and other public agencies will have significant budget shortfalls for 2020 and potentially beyond as a result of the economic slowdown from the measures taken to mitigate the Covid-19 pandemic. Although none of our contracts with governmental or other public agencies were materially modified in the third fiscal quarter, these potential budget deficits could result in delayed funding for existing contracts with us, postponements of new contracts or price concessions. Further, most of our clients are not committed to purchase any minimum amount of our services, as our agreements with them are based on a “purchase order” model. As a result, they may discontinue utilizing some or all of our services with little or no notice.

 In addition, we rely on subcontractors and material suppliers to complete a substantial portion of our work, especially in our Energy segment. If our significant subcontractors and material suppliers suffer significant economic harm and must limit or cease operations or file for bankruptcy as a result of the current economic slowdown, our subcontractors and material suppliers may not be able to fulfill their contractual obligations satisfactorily and we may not have the ability to select our subcontractors and material suppliers of choice for new contracts. If our subcontractors and material suppliers are not able to fulfill their contractual obligations, it could result in a significant increase in costs for us to complete the projects or cause significant delays to the realization of revenues under those projects. The ultimate impact of Covid-19 on our financial condition and results of operations will depend on all of the factors noted above, including other factors that we may not be able to forecast at this time. See the risk factor “The Covid-19 pandemic and health and safety measures intended to slow its spread have adversely affected, and may continue to adversely affect, our business, results of operations and financial condition.” under Part II, Item 1A, “Risk Factors” of our Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2020. While Covid-19 has had, and we expect it to continue to have, an adverse effect on our business, financial condition and results of operations, we are unable to predict the extent of these impacts at this time.

Results of Operations

Third Quarter and Nine Month Overview

The following table sets forth, for the periods indicated, certain information derived from our consolidated statements of comprehensive income(1):

	Three Months Ended
	October 2,		September 27,
	2020		2019		$ Change	% Change

	( in thousands, except percentages)

Contract revenue	$104,508	100.0%	$117,494	100.0%	$(12,986)	(11.1)%
Direct costs of contract revenue:
Salaries and wages	16,332	15.6	16,145	13.7	187	1.2
Subcontractor services and other direct costs	53,520	51.2	66,677	56.7	(13,157)	(19.7)
Total direct costs of contract revenue	69,852	66.8	82,822	70.5	(12,970)	(15.7)

Gross profit	34,656	33.2	34,672	29.5	(16)	(0.0)

General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	17,530	16.8	15,761	13.4	1,769	11.2
Facilities and facilities related	2,661	2.5	2,250	1.9	411	18.3
Stock-based compensation	3,978	3.8	4,107	3.5	(129)	(3.1)
Depreciation and amortization	4,339	4.2	5,788	4.9	(1,449)	(25.0)
Other	4,547	4.4	5,471	4.7	(924)	(16.9)
Total general and administrative expenses	33,055	31.6	33,377	28.4	(322)	(1.0)

Income (loss) from operations	1,601	1.5	1,295	1.1	306	23.63
Other income (expense):
Interest expense	(1,213)	(1.2)	(1,257)	(1.1)	44	(3.5)
Other, net	666	0.6	2	0.0	664	N/M
Total other income (expense), net	(547)	(0.5)	(1,255)	(1.1)	708	(56.4)
Income (Loss) before income tax expense	1,054	1.0	40	0.0	1,014	N/M
Income tax expense (benefit)	(1,586)	(1.5)	(376)	(0.3)	(1,210)	321.8
Net income (loss)	$2,640	2.5	$416	0.4	$2,224	534.62
(1)	Percentages are expressed as a percentage of contract revenue and may not total due to rounding.

	Nine Months Ended
	October 2,		September 27,
	2020		2019		$ Change	% Change

	( in thousands, except percentages)

Contract revenue	$294,083	100.0%	$313,683	100.0%	$(19,600)	(6.2)
Direct costs of contract revenue:
Salaries and wages	48,897	16.6	46,679	14.9	2,218	4.8
Subcontractor services and other direct costs	150,295	51.1	175,248	55.9	(24,953)	(14.2)
Total direct costs of contract revenue	199,192	67.7	221,927	70.7	(22,735)	(10.2)

Gross profit	94,891	32.3	91,756	29.3	3,135	3.4

General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	53,273	18.1	46,167	14.7	7,106	15.4
Facilities and facilities related	7,997	2.7	6,069	1.9	1,928	31.8
Stock-based compensation	12,803	4.4	8,148	2.6	4,655	57.1
Depreciation and amortization	14,324	4.9	11,308	3.6	3,016	26.7
Other	17,003	5.8	16,230	5.2	773	4.8
Total general and administrative expenses	105,400	35.8	87,922	28.0	17,478	19.9

Income (loss) from operations	(10,509)	(3.6)	3,834	1.2	(14,343)	(374.1)
Other income (expense):
Interest expense	(3,983)	(1.4)	(3,599)	(1.1)	(384)	10.7
Other, net	712	0.2	31	0.0	681	N/M
Total other income (expense), net	(3,271)	(1.1)	(3,568)	(1.1)	297	(8.3)
Income (Loss) before income tax expense	(13,780)	(4.7)	266	0.1	(14,046)	N/M
Income tax expense (benefit)	(3,281)	(1.1)	(1,373)	(0.4)	(1,908)	139.0
Net income (loss)	$(10,499)	(3.6)	$1,639	0.5	$(12,138)	(740.6)
(1)	Percentages are expressed as a percentage of contract revenue and may not total due to rounding.

N/M = Not meaningful

The following tables provides information about disaggregated revenue of the Company’s two segments, Energy and Engineering and Consulting, by contract type, client type and geographical region(1):

	Three months ended October 2, 2020
	Energy		Engineering and Consulting		Total
	(in thousands)
Contract Type
Time-and-materials	$10,936	12.4%	$13,719	82.5%	$24,655	23.6%
Unit-based	43,010	48.9%	2,082	12.5%	45,092	43.1%
Fixed price	33,941	38.6%	820	4.9%	34,761	33.3%
Total (1)	$87,887	100.0%	$16,621	100.0%	$104,508	100.0%

Client Type
Commercial	$9,967	11.3%	$1,300	7.8%	$11,267	10.8%
Government	14,737	16.8%	14,657	88.2%	29,394	28.1%
Utilities (2)	63,183	71.9%	664	4.0%	63,846	61.1%
Total (1)	$87,887	100.0%	$16,621	100.0%	104,508	100.0%

Geography (3)
Domestic	$87,887	100.0%	$16,621	100.0%	104,508	100.0%

	Nine months ended October 2, 2020
	Energy		Engineering and Consulting		Total
	(in thousands)
Contract Type
Time-and-materials	$37,072	15.3%	$41,499	80.3%	$78,571	26.7%
Unit-based	122,800	50.7%	7,180	13.9%	129,979	44.2%
Fixed price	82,522	34.0%	3,011	5.8%	85,531	29.1%
Total (1)	$242,394	100.0%	$51,689	100.0%	$294,083	100.0%

Client Type
Commercial	$27,585	11.4%	$3,978	7.7%	$31,562	10.7%
Government	58,167	24.0%	46,390	89.7%	104,556	35.6%
Utilities (2)	156,642	64.6%	1,321	2.6%	157,963	53.7%
Total (1)	$242,394	100.0%	$51,689	100.0%	294,083	100.0%

Geography (3)
Domestic	$242,394	100.0%	$51,689	100.0%	294,083	100.0%

(1)	Percentages are expressed as a percentage of contract revenue and may not total due to rounding.
(2)	Includes the portion of revenue related to small business programs paid by the end user/customer.
(3)	Revenue from our foreign operations were immaterial for the three and nine months ended October 2, 2020.

	Three months ended September 27, 2019
	Energy		Engineering and Consulting		Total
	(in thousands)
Contract Type
Time-and-materials	$2,806	2.9%	$14,970	76.7%	$17,776	15.1%
Unit-based	67,759	69.2%	3,556	18.2%	71,315	60.7%
Fixed price	27,422	28.0%	981	5.0%	28,403	24.2%
Total (1)	$97,987	100.0%	$19,507	100.0%	$117,494	100.0%

Client Type
Commercial	$12,028	12.3%	$1,550	7.9%	$13,578	11.6%
Government	17,955	18.3%	17,921	91.9%	35,876	30.5%
Utilities (2)	68,004	69.4%	36	0.2%	68,040	57.9%
Total (1)	$97,987	100.0%	$19,507	100.0%	117,494	100.0%

Geography (3)
Domestic	$97,987	100.0%	$19,507	100.0%	117,494	100.0%

	Nine months ended September 27, 2019
	Energy		Engineering and Consulting		Total

	(in thousands, except percentage)
Contract Type
Time-and-materials	$10,154	3.9%	$42,624	76.5%	$52,778	16.8%
Unit-based	188,388	73.0%	10,719	19.2%	199,107	63.5%
Fixed price	59,420	23.0%	2,378	4.3%	61,798	19.7%
Total (1)	$257,962	100.0%	$55,721	100.0%	$313,683	100.0%

Client Type
Commercial	$28,063	10.9%	$4,176	7.5%	$32,239	10.3%
Government	41,400	16.0%	51,251	92.0%	92,651	29.5%
Utilities	188,499	73.1%	294	0.5%	188,793	60.2%
Total (1)	$257,962	100.0%	$55,721	100.0%	$313,683	100.0%

Geography
Domestic	$257,962	100.0%	$55,721	100.0%	$313,683	100.0%

(1)	Percentages are expressed as a percentage of contract revenue and may not total due to rounding.
(2)	Includes the portion of revenue related to small business programs paid by the end user/customer.
(3)	Revenue from our foreign operations were immaterial for the three and nine months ended September 27, 2019.

Three Months Ended October 2, 2020 Compared to Three Months Ended September 27, 2019

Contract revenue. Consolidated contract revenue decreased $13.0 million, or 11.1%, in the three months ended October 2, 2020 compared to the three months ended September 27, 2019, primarily due to decreased contract revenues from our direct install programs for small businesses in our Energy segment combined with decreased revenues from our Engineering and Consulting segment, partially offset by incremental contract revenue from the acquisition of Energy and Environmental Economics, Inc. (“E3, Inc.”) on October 28, 2019.

Contract revenue in our Energy segment decreased $10.0 million, or 10.3%, in the three months ended October 2, 2020 compared to the three months ended September 27, 2019. Contract revenue for the Energy segment primarily decreased as a result of decreased contract revenues from our direct install programs for small businesses, partially offset by incremental revenues from E3, Inc. as they are included in our Energy segment. Contract revenues for our direct install programs for small businesses decreased primarily as a result of the business shutdowns related to the Covid-19 pandemic and efforts to limit its spread that started in March 2020, which in the third quarter, were continuing primarily in California.

Contract revenue in our Engineering and Consulting segment decreased $2.9 million, or 15.0%, in the three months ended October 2, 2020 compared to the three months ended September 27, 2019. Contract revenue for the

Engineering and Consulting segment decreased primarily due to a reduction in scope of work from one of our customers implemented in the second quarter of 2020 combined with decreased subcontractor revenues. As described above, our revenues in this segment have been minimally affected by Covid-19 as the services in this segment have generally been deemed “essential” by the government and continue to operate while abiding social distancing measures.

Direct costs of contract revenue. Direct costs of consolidated contract revenue decreased $13.0 million, or 15.7%, in the three months ended October 2, 2020 compared to the three months ended September 27, 2019, primarily as a result of decreased contract revenues from our direct install programs for small businesses in our Energy segment, partially offset by additional direct costs of contract revenue related to our acquisition of E3., Inc.

Direct cost of contract revenue in our Energy segment decreased $10.4 million, or 14.6%, in the three months ended October 2, 2020 compared to the three months ended September 27, 2019, primarily as a result of the decrease in our contract revenues related to direct install programs for small businesses as described above, partially offset by the acquisition of E3, Inc. in the Energy segment mentioned above which contributed $1.6 million in direct costs of contract revenue during the three months ended October 2, 2020. Direct costs of contract revenue for the Engineering and Consulting segment decreased $2.6 million, or 22.4%, in the three months ended October 2, 2020 compared to the three months ended September 27, 2019, primarily due to the reduction in contract revenues.

Subcontractor services and other direct costs decreased by $13.2 million for the three months ended October 2, 2020 compared to the three months ended September 27, 2019. Subcontractor services and other direct costs decreased to 51.2% as a percentage of contract revenue for the three months ended October 2, 2020 from 56.7% as a percentage of contract revenue for the three months ended September 27, 2019, primarily as a result of the decrease in contract revenues from our direct install programs for small businesses, as described above, which generally use a higher percentage of subcontractor services than other projects in our Energy segment. Salaries and wages remained relatively flat for the three months ended October 2, 2020 compared to the three months ended September 27, 2019.

General and administrative expenses. General and administrative (“G&A”) expenses slightly decreased $0.3 million, or 1.0%, in the three months ended October 2, 2020 compared to the three months ended September 27, 2019. The decrease in G&A expenses consisted of a decrease of $0.3 million in the Energy segment and a decrease of $0.1 million in the Engineering and Consulting segment, partially offset by an increase of $0.1 million in unallocated corporate expenses.

Within G&A expenses, the increase of $1.8 million for salaries and wages, payroll taxes and employee benefits, combined with the increase of $0.4 million in facilities and facility related expenses, was offset by a decrease of $1.4 million in depreciation and amortization, combined with a decrease of $0.9 million in other general and administrative expenses. The increase in salaries and wages, payroll taxes and employee benefits was primarily attributable to the addition of employees from the acquisition of E3, Inc., partially offset by the reduction of corporate staff salaries until the end of July 2020. The temporary corporate wage reduction was part of our earlier actions aimed at preserving liquidity as a result of the Covid-19 pandemic. The increase in facilities and facility related expenses was primarily due to the addition of offices in connection with the acquisitions of E3, Inc. The decrease in depreciation and amortization was primarily related to lower amortization of intangible assets derived from prior acquisitions. The decrease in other general and administrative expenses was primarily due to lower traveling expenses as a result of the measures put in place for Covid-19, combined with lower acquisition costs and lower professional services.

Income (loss) from operations. Our operating income was $1.6 million for the three months ended October 2, 2020 as a result of the factors noted above, compared to $1.3 million for the three months ended September 27, 2019. As a percentage of contract revenue, operating income was 1.5% for the three months ended October 3, 2020 compared to an operating income of 1.1% for the three months ended September 27, 2019. The increase in operating margin was primarily attributable to the decrease in depreciation and amortization and other general and administrative expenses as noted above.

Total other income (expense), net. Total other income (expense), net increased $0.7 million in the three months ended October 2, 2020 compared to the three months ended September 27, 2019, primarily as a result of income from an indemnification agreement.

Income tax expense (benefit). We recorded an income tax benefit of $1.6 million for the three months ended October 2, 2020 and a tax benefit of $0.4 million for the three months ended September 27, 2019. The increase in the income tax benefit for the three months ended October 2, 2020 as compared to the three months ended September 27, 2019 was primarily due to increased tax deductions and tax credits.

Net income (loss). As a result of the above factors, our net income was $2.6 million for the three months ended October 2, 2020, as compared to a net income of $0.4 million for the three months ended September 27, 2019.

Nine Months Ended October 2, 2020 Compared to Nine Months Ended September 27, 2019

Contract revenue. Consolidated contract revenue decreased $19.6 million, or 6.2%, in the nine months ended October 2, 2020 compared to the nine months ended September 27, 2019, primarily due to decreased contract revenues from our direct install programs for small businesses in our Energy segment, partially offset by an increase in contract revenue generated from government projects in our Energy segment and incremental contract revenue from the acquisitions of E3, Inc. and Onsite Energy Corporation (“Onsite Energy”) on October 28, 2019 and July 2, 2019, respectively. Contract revenues for our direct install programs for small businesses decreased as a result of the business shutdowns resulting from the Covid-19 pandemic and efforts to limit its spread that started in March 2020.

Contract revenue in our Energy segment decreased $15.5 million, or 6.0%, in the nine months ended October 2, 2020 compared to the nine months ended September 27, 2019. Contract revenue for the Energy segment primarily decreased as a result of decreased contract revenues from our direct install programs for small businesses, partially offset by an increase in revenue generated from government projects and incremental revenues from the acquisitions of E3, Inc. and Onsite Energy. Contract revenues for our direct install programs for small businesses decreased as a result of the effects of Covid-19.

Contract revenue in our Engineering and Consulting segment decreased $4.1 million, or 7.3%, in the nine months ended October 2, 2020 compared to the nine months ended September 27, 2019. Contract revenue for the Engineering and Consulting segment decreased primarily due to decreased subcontractor revenues combined with a reduction of scope of work related to one of our customers implemented during the second quarter of 2020. As described above, our revenues in this segment have been minimally affected by Covid-19 as the services in this segment have generally been deemed “essential” by the government and continue to operate while abiding social distancing measures.

Direct costs of contract revenue. Direct costs of consolidated contract revenue decreased $22.7 million, or 10.2%, in the nine months ended October 2, 2020 compared to the nine months ended September 27, 2019, primarily as a result of decreased contract revenues from our direct install programs for small businesses in our Energy segment, partially offset by an increase in contract revenue generated from government projects in our Energy segment, combined with additional direct costs of contract revenue related to our acquisitions of E3, Inc. and Onsite Energy.

Direct cost of contract revenue in our Energy segment decreased $18.6 million, or 9.8%, in the nine months ended October 2, 2020 compared to the nine months ended September 27, 2019, primarily as a result of the decrease in our contract revenues related to direct install programs for small businesses as described above, which generally use a higher percentage of subcontractor services than other projects in our Energy segment, partially offset by increases in contract revenues related to government projects combined with the acquisition of E3, Inc. and Onsite Energy in the Energy segment mentioned above which contributed $9.7 million in direct costs of contract revenue during the nine months ended October 2, 2020. Direct costs of contract revenue for the Engineering and Consulting segment decreased $4.1 million, or 12.7%, for the nine months ended October 2, 2020 compared to the nine months ended September 27, 2019, primarily due to the reduction of revenues.

Subcontractor services and other direct costs decreased $25.0 million and salaries and wages increased by $2.2 million for the nine months ended October 2, 2020 compared to the nine months ended September 27, 2019. As a percentage of contract revenue, salaries and wages increased to 16.6% of contract revenue for the nine months ended October 2, 2020 from 14.9% for the nine months ended September 27, 2019. Subcontractor services and other direct costs decreased to 51.1% of contract revenue for the nine months ended October 2, 2020 from 55.9% of contract revenue for the nine months ended September 27, 2019. Salaries and wages within direct costs of contract revenue increased as a percentage of contract revenue primarily as a result of our acquisition of E3, Inc. and Onsite Energy, which contain a higher percentage of labor costs and lower percentage of material costs and installation subcontracting. Subcontractor services and other direct costs decreased as a percentage of contract revenue primarily as a result of the decrease in contract revenues from our direct install programs for small businesses, as described above.

General and administrative expenses. General and administrative (“G&A”) expenses increased by $17.5 million, or 19.9%, in the nine months ended October 2, 2020 compared to the nine months ended September 27, 2019. The increase in G&A expenses consisted of an increase of $11.1 million in the Energy segment and an increase of $7.3 million in the unallocated corporate expenses, partially offset by a decrease of $0.9 million in the Engineering and Consulting segment. The increase in G&A expenses in the Energy segment was primarily attributed to incremental expenses of $11.3 million from the addition of E3, Inc. and Onsite Energy, combined with increases in our corporate general and administrative expenses, partially offset by our cost-saving measures instituted, as described earlier, in response to Covid-19.

Of the $17.5 million increase in G&A expenses, $7.1 million resulted from an increase in salaries and wages, payroll taxes and employee benefits, $4.7 million resulted from an increase in stock-based compensation, $3.0 million resulted from an increase in depreciation and amortization, $1.9 million resulted from an increase in facilities and facility related expenses, and $0.8 million from an increase in other general and administrative expenses. The increase in salaries and wages, payroll taxes and employee benefits was primarily attributable to the addition of employees from the acquisition of E3, Inc. and Onsite Energy, partially offset by our actions related to placing a temporary cash wage reduction for salaried employees, as well as instituting a reduction in workforce, primarily through unpaid furloughs, aimed at preserving liquidity as a result of the Covid-19 pandemic. During the second half of the three months ended July 3, 2020, furloughed employees began to return to work as government authorities began loosening restrictions through phased re-openings and, by the end of the third fiscal quarter, the majority of furloughed employees had returned to work. In addition, as the initial impact of Covid-19 was ascertained and operations were adjusted accordingly, salaries were reinstituted in June 2020 with the exception of corporate staff, whose salaries were reinstituted at the end of July 2020. The increase in facilities and facility related expenses was primarily due to the addition of offices in connection with the acquisition of E3, Inc. and Onsite Energy. The increase in stock-based compensation expenses was primarily related to new stock grants to current employees and executives. The increase in depreciation and amortization was primarily due to an increase in amortization of intangible assets derived from the acquisition of E3, Inc. and Onsite Energy. The increase in other general and administrative expenses was primarily due to an increase in contingent consideration, partially offset by lower traveling expenses as a result of the measures put in place for Covid-19, combined with lower acquisition costs and lower professional services.

Income (loss) from operations. Our operating loss was $10.5 million for the nine months ended October 2, 2020 as a result of the factors noted above. As a percentage of contract revenue, operating loss was 3.6% for the nine months ended October 2, 2020 compared to an operating income of 1.2% for the nine months ended September 29, 2019. The decrease in operating margin was primarily attributable to decreases in contract revenue as a result of Covid-19 combined with increases in stock-based compensation and intangible asset amortization from the acquisition of E3, Inc. and Onsite Energy, partially offset by increases in governmental contract revenue.

Total other expense, net. Total other expense, net, was $3.3 million for the nine months ended October 2, 2020 compared to $3.6 million for the nine months ended September 27, 2019. The decrease in total other expense, net is primarily as a result of higher interest expense as a result of borrowings under our credit facilities related to the acquisition of E3, Inc. and Onsite Energy, partially offset by income from an indemnification agreement.

Income tax expense (benefit). We recorded an income tax benefit of $3.3 million for the nine months ended October 2, 2020 compared to a tax benefit of $1.4 million for the nine months ended September 27, 2019. The increase in the income tax benefit is primarily attributable to our loss before income tax combined with an increase in various tax deductions and tax credits.

Net income (loss). As a result of the above factors, our net loss was $10.5 million for the nine months ended October 2, 2020, as compared to a net income of $1.6 million for the nine months ended September 27, 2019.

Liquidity and Capital Resources

The following table summarizes our statements of cash flows for the periods indicated:

	Nine Months Ended
	October 2,	September 27,
	2020	2019
	(in thousands)
Net cash provided by (used in):
Operating activities	$26,877	$8,289
Investing activities	(3,957)	(52,130)
Financing activities	(17,134)	28,582
Net increase (decrease) in cash and cash equivalents	$5,786	$(15,259)

We believe that cash generated by operating activities and available borrowings under the Revolving Credit Facility will be sufficient to finance our operating activities for at least the next 12 months. As of October 2, 2020, we had $11.2 million of cash and cash equivalents. Our primary source of liquidity is cash generated from operations and borrowings under our Revolving Credit Facility. In addition, as of October 2, 2020, we had a $100 million Term A Loan with $87.5 million outstanding, and a $50.0 million Revolving Credit Facility with no borrowed amounts outstanding and $2.7 million in letters of credit issued, each scheduled to mature on June 26, 2024. We also have a $50.0 million Delayed Draw Term Loan with $27.8 million outstanding scheduled to mature on June 26, 2024. However, as described in Part I, Item 1, Note 6, “Debt Obligations”, of the Notes to Condensed Consolidated Financial Statements included in this quarterly report on Form 10-Q, we are not able to access additional borrowings under the Delayed Draw Term Loan during our Covenant Relief Period.

As of October 2, 2020, borrowings under our Credit Facilities bore interest at 2.75% based on the Company’s consolidated total leverage ratio. See Part I, Item 1, Note 6, “Debt Obligations”, of the Notes to Condensed Consolidated Financial Statements included in this quarterly report on Form 10-Q, and Part II, Item 8, Note 5, “Debt Obligations”, of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K filed with the SEC on March 6, 2020 for information regarding our indebtedness, including information about new borrowings and repayments, principal repayment terms, interest rates, covenants, and other key terms of our outstanding indebtedness.

Cash Flows from Operating Activities

Cash flows provided by operating activities were $26.9 million for the nine months ended October 2, 2020, as compared to cash flows provided by operating activities of $8.2 million for the nine months ended September 27, 2019. Cash flow from operating activities primarily consists of net income or net loss, adjusted for non-cash charges, such as depreciation and amortization and stock-based compensation, plus or minus changes in operating assets and liabilities. Changes in cash flows provided by operating activities for the nine months ended October 2, 2020 resulted primarily due to of improvements in cash collections, reductions in working capital requirements as a result of the reduction of revenues from the suspension of our small business energy programs, and our acquisitions of E3, Inc. and Onsite Energy. Cash flows provided by operating activities for the nine months ended September 27, 2019 resulted primarily from a net increase in our working capital.

Cash Flows used in Investing Activities

Cash flows used in investing activities were $4.0 million for the nine months ended October 2, 2020, as compared to cash flows used in investing activities of $52.1 million for the nine months ended September 27, 2019. Cash flows used in investing activities for the nine months ended October 2, 2020 were primarily due to cash paid for the purchase of equipment and leasehold improvements. The cash flows used in investing activities for the nine months ended September 27, 2019 was primarily due to cash paid for the acquisition of The Weidt Group and Onsite Energy.

Cash Flows from Financing Activities

Cash flows used in financing activities were $17.1 million for the nine months ended October 2, 2020, as compared to cash flows provided by financing activities of $28.6 million for the nine months ended September 27, 2019. Cash flows used in financing activities for the nine months ended October 2, 2020 were primarily attributable to repayments of $38.8 million under our term loan facility and revolving line of credit, a payment of $2.9 million in employee payroll taxes related to the vesting of performance-based restricted stock units, payments of $1.4 million for contingent consideration related to prior acquisitions, partially offset by $24.0 million of borrowings under our revolving line of credit. The cash flows provided by financing activities for the nine months ended September 27, 2019 were primarily attributable to borrowings under our term loan, partially offset by the payment of $2.9 million in employee payroll taxes related to the repurchase of shares of our common stock in connection with the vesting of restricted stock awards and performance-based restricted stock units during the nine months ended September 27, 2019.

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

Short and Long-term Liquidity

Contractual Obligations

The following table sets forth our known contractual obligations as of October 2, 2020:

		Less than			More than
Contractual Obligations	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
	(in thousands)
Long term debt (1)	$115,243	$13,861	$25,308	$76,074	$—
Interest payments on debt outstanding (2)	10,998	3,481	5,759	1,759	—
Operating leases	22,880	6,011	9,480	6,353	1,037
Finance leases	525	282	220	23	—
Total contractual cash obligations	$149,646	$23,635	$40,767	$84,209	$1,037
(1)	Long-term debt includes $87.5 million outstanding on our Term A Loan, no borrowed amounts on our Revolving Credit Facility and $27.8 million outstanding on our Delayed Draw Term Loan as of October 2, 2020. We have assumed no future borrowings or repayments (other than at maturity) for purposes of this table.
(2)	Borrowings under our Credit Facilities bear interest at a variable rate. Future interest payments on our Credit Facilities are estimated using floating rates in effect as of October 2, 2020.

We are obligated to pay earn-out payments in connection with our acquisitions of E3, Inc. and Integral Analytics. We are obligated to pay up to (i) $12.0 million in cash if E3, Inc. exceeds certain financial targets during the three years after the E3, Inc. closing date, and (ii) $12.0 million in cash based on future work obtained from the business of Integral Analytics during the four years after the closing of the acquisition, payable in installments, if certain financial targets are met during the four years. As of October 2, 2020, we had recorded estimated contingent consideration payable of $11.3 million related to these acquisitions, none of which had been earned or was payable as of October 2, 2020. For the nine months ended October 2, 2020, our statement of operations includes $2.1 million of accretion (excluding fair value adjustments) related to the contingent consideration.

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

As of October 2, 2020, we had $50.0 million in borrowing capacity under the Revolving Credit Facility.

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

Components of Revenue and Expense

Contract Revenue

We generally provide our services under contracts, purchase orders or retainer letters. The agreements we enter into with our clients typically incorporate one of three principal types of pricing provisions: time-and-materials, unit-based, and fixed price. Revenue on our time-and-materials and unit-based contracts are recognized as the work is performed in accordance with specific terms of the contract. As of October 2, 2020, 24% of our contracts are time-and-materials contracts and 43% of our contracts are unit-based contracts, compared to 15% for time-and-materials contracts and 61% for unit-based contracts as of September 27, 2019.

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

As of October 2, 2020, we had cash and cash equivalents of $11.2 million. This amount represents cash on hand in business checking accounts with BMO.

We do not engage in trading activities and do not participate in foreign currency transactions.

We are subject to interest rate risk in connection with our Term A Loan and borrowings, if any, under our revolving credit facility and delayed draw term loan, each of which bears interest at variable rates. As of October 2, 2020, $87.5 million was outstanding under our Term A Loan, $27.8 million was outstanding under our delayed draw term loan, no borrowed amounts were outstanding and $2.7 million in letters of credit were issued under the revolving credit facility. Each of our Term A Loan, revolving credit facility and delayed draw term loan mature as of June 26, 2024 and are governed by our Credit Agreement. During the Covenant Relief Period (as described in Part I, Item 1, Note 6, “Debt Obligations”, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q), borrowings under the Credit Agreement bear interest (A) from March 5, 2020 until the date of the Third Amendment, at a rate equal to one-month LIBOR plus 2.0%, (B) from the date of the Third Amendment until the date the administrative agent receives our financial statements for the quarter ended July 3, 2020, at a rate equal to one-month LIBOR, plus an applicable margin of 1.50% with respect to Base Rate borrowings and 2.50% with respect to LIBOR borrowings and (C) at all other times during the Covenant Relief Period, at a rate equal to either, at our option, (i) the Base Rate or (ii) one-month LIBOR, in each case plus an applicable margin ranging from 0.125% to 1.50% with respect to Base Rate borrowings and 1.125% to 2.50% with respect to LIBOR borrowings, depending on our consolidated leverage ratio; provided, that one-month LIBOR shall not be less than 0.75% during the Covenant Relief Period. During the Covenant Relief Period, we will pay a commitment fee for the unused portion of the revolving credit facility and the delayed draw term loan facility, which ranges from 0.15% to 0.45% per annum depending on our consolidated leverage ratio, and fees on the face amount of any letters of credit outstanding under the revolving credit facility, which range from 0.84% to 2.50% per annum, in each case, depending on whether such letter of credit is a performance or financial letter of credit and the Leverage Ratio.

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

Based upon the amount of our outstanding indebtedness as of October 2, 2020, a one percentage point increase in the effective interest rate would change our annual interest expense by approximately $1.2 million in 2020.

Risk Related to Potential LIBOR Transition

All of our $115.3 million of debt outstanding under our credit agreement as of October 2, 2020 bears interest at a floating rate that uses LIBOR as the applicable reference rate to calculate the interest. The Chief Executive of the U.K. Financial Conduct Authority (the “FCA”), which regulates the London Interbank Offered Rate, or LIBOR, has announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. That announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. Moreover, it is possible that LIBOR will be discontinued or modified prior to 2021.

Our credit agreement provides that, if the administrative agent has determined that adequate means do not exist for ascertaining LIBOR or the lenders have advised the administrative agent that (i) LIBOR does not adequately and fairly reflect the cost to lenders for maintaining their loans or (ii) making or funding LIBOR loans has become impracticable for the lenders, then, unless we amend the credit agreement to replace LIBOR with an alternative reference rate, all of our outstanding loans under the credit agreement will be converted to Base Rate Loans and the component of the Base Rate based upon LIBOR will not be used in any determination of the Base Rate Further, the lenders under our credit agreement will no longer be obligated to make loans using LIBOR as the applicable reference rate. If the rate used to calculate interest on our outstanding floating rate debt under our credit agreement that currently uses LIBOR were to increase by 1.0% either as a result of an increase in LIBOR or the result of the conversion to Base Rate Loans, we would expect to incur additional interest expense on such indebtedness as of October 2, 2020 of approximately $1.2 million on an annualized basis.

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

In connection with the preparation of this Quarterly Report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of October 2, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, as of October 2, 2020.

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
November 5, 2020