Form 10-K
period 2021-01-01
Willdan Group, Inc.
filed 2021-03-17
CIK 1370450

“C/l

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended January 1, 2021.
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ◻ No ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Yes ◻ No ⌧

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ⌧	Non-accelerated filer ◻	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as reported on the Nasdaq Global Market, as of the last business day of the registrant’s most recently completed second fiscal quarter was $276.4 million.

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ⌧

On March 15, 2021, there were 12,237,257 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

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

All of our forward-looking statements are subject to risks and uncertainties that may cause our actual results to differ materially from our expectations. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to:

●	the extent to which the coronavirus (“Covid-19”) pandemic and measures taken to contain its spread ultimately impact our business, results of operation and financial condition, including the speed with which our various direct install programs for small businesses are able to resume normal operations following government mandated shutdowns and phased re-openings;
●	our ability to adequately complete projects in a timely manner;
●	our ability to compete successfully in the highly competitive energy efficiency services market;
●	our reliance on work from our top ten clients;
●	changes in state, local and regional economies and government budgets;
●	our ability to win new contracts, to renew existing contracts and to compete effectively for contracts awarded through bidding processes;
●	our ability to successfully integrate our acquisitions and execute on our growth strategy;
●	our ability to make principal and interest payments on our outstanding debt as they come due and to comply with the financial covenants contained in our debt agreements; and
●	our ability to obtain financing and to refinance our outstanding debt as it matures.

The factors noted above and risks included in “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K may be increased or intensified as a result of the Covid-19 pandemic, including ongoing resurgences of the Covid-19 virus and the emergence of new Covid-19 variants in the United States. The extent to which the Covid-19 pandemic ultimately impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted.

The above is not a complete list of factors or events that could cause actual results to differ from our expectations, and we cannot predict all of them. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements disclosed under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K, as such disclosures may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange Commission (the “SEC”), including subsequent Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and public communications. You should evaluate all forward-looking statements made in this Annual Report on Form 10-K and otherwise in the context of these risks and uncertainties.

Potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on any forward-looking statements we make. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are not guarantees of future performance or developments and involve known and unknown risks, uncertainties and other factors that are in many cases beyond our control. Except as required by law, we undertake no obligation to update or revise any forward-looking statements publicly, whether as a result of new information, future developments or otherwise.

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

The original company was founded in 1964, and Willdan, a Delaware corporation, was formed in 2006 to serve as our holding company. We have a rich heritage of partnering with public agencies in communities with populations ranging from 10,000 to 300,000 people, as we believe that communities of this size are underserved by large outsourcing companies who tend to focus on securing large federal, state, and private sector projects. We commenced providing energy efficiency services in 2008 and, as a result, our client base has grown to include investor-owned and other public utilities, as well as substantial energy users in government and business.

Our overall growth strategy revolves around a combination of strong organic expansion and strategic acquisitions which provides us the ability to expand the breadth and depth of the services we provide to new and existing clients. We believe that we are well positioned to capitalize on the ongoing expansion and transformation of the energy and infrastructure environments.

We operate our business through a nationwide network of offices spread across 25 states and the District of Columbia. We serve 18 of the 25 largest electric utilities and 5 of the 10 largest municipal utilities in the United States (“U.S.”). Our business with public and private utilities has concentrations in California and New York, but includes numerous other utilities in the Midwest, Southeast and Mountain states and additional acquisitions may continue to expand our geographic footprint. Our business with public agencies is concentrated in California, New York, and Arizona. We also serve special districts, school districts, a large range of public agencies and private industry.

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

We believe the energy efficiency services market will continue to expand in response to the increasing awareness of global warming, climate change issues, and the advent of new technologies in renewable energy generation and the electrification of the nation’s economy. Private industry and public agencies increasingly seek out cost-effective, turnkey solutions that provide innovative energy efficiency, renewable energy, water conservation and sustainability services. State and local governments frequently turn to specialized resource conservation firms to strike the balance between environmental responsibility and economic competitiveness. The use of energy efficiency services, including audits, program design, benchmark analysis, metering and incentivized sale and installation of selected energy efficiency measures provides public agencies, utilities, and commercial/industrial firms with the ability to realize long-term savings.

The engineering and consulting market has grown as public agencies and utilities, as well as private utilities and firms, find it more efficient to outsource design, construction oversight, advisory, and training services to service providers, rather than maintain the necessary staff and resources to provide such services themselves. For example, we design and provide construction oversight of infrastructure projects for state and local governments who have increased their infrastructure-related spending as a result of population growth, increases in local and state funding and aging infrastructure. We provide consulting services to public agencies as they raise the necessary funds to develop such infrastructure projects and provide other services. Relatedly, we provide local government staffing, traffic and transportation engineering, studies, plan reviews, grant support, and inspections. We also advise public agencies on disaster and emergency preparedness.

We believe we are a market and customer driven company, focused on growth and value creation for our clients, employees and shareholders. We seek to establish close working relationships with our clients and expand the breadth and depth of the services we provide to them over time. We believe the market for these services is, and will be, driven by a number of factors, including:

●	Demand for services and solutions that provide energy efficiency, sustainability, water conservation, infrastructure development and renewable energy in the public and private sectors;
●	Changes in technology that affect the generation, distribution and consumption of energy;
●	Aging infrastructure, which leads to a need for increased capacity in engineering consulting and construction management services;
●	The need for small and medium sized communities to obtain highly specialized services without incurring the costs of hiring permanent staffing and the associated support structure;
●	Demand by constituents for a wider variety of services;
●	Financial assistance from government-funded programs and state legislation for local communities to provide services to constituents; and
●	Changes in government policy.

Our Services

We offer services in two financial reporting segments: (1) Energy and (2) Engineering and Consulting. Management established these segments based upon the services provided, the different marketing strategies associated with these services, and the specialized needs of their respective clients.

The following table presents the approximate percentage of our consolidated contract revenue attributable to each segment.

	Fiscal Year
	2020	2019	2018
Energy	83%	84%	72%
Engineering and Consulting	17%	16%	28%

During fiscal year 2020, we derived 22.5% of our Energy segment contract revenues from two customers, the Los Angeles Department of Water and Power (“LADWP”) and the Dormitory Authority State of New York (“DASNY”), and we derived 18.3% of our Engineering and Consulting segment contract revenues from one customer, the City of Elk Grove.

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

Our energy efficiency services include the following:

Energy Efficiency. We provide complete energy efficiency consulting and engineering services, including program design, management and administration; marketing, customer outreach, and project origination; energy audits and feasibility analyses; implementation; training; management; retro-commissioning; data management and reporting; measurement and verification services; and construction management.

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

Project Examples. The following are examples of typical projects in the Energy segment:

●	Consolidated Edison, New York. We serve as Consolidated Edison’s program manager and implementer for its Small Business Direct Install (“SMB”) program across the utility’s New York City and Westchester County service areas. The SMB program, Consolidated Edison’s largest energy efficiency program, helps customers save energy, lower their bills, and protect the environment by providing financial incentives to identify and install energy efficiency measures. To support this effort, we provide full-service program implementation, including outreach and direct sales to potential commercial customers, on-site energy efficiency assessments, direct implementation of energy-savings measures, and subcontractor management.
●	Dormitory Authority-State New York (“DASNY”), New York. In connection with our acquisition of substantially all of the assets of Genesys Engineering, P.C. (“Genesys”) in March 2016, we entered into an administrative services agreement with Genesys pursuant to which we, through our subsidiary Willdan Energy Solutions (“WES”), provide Genesys with ongoing administrative, operational and other non-professional support services in its performance of rehabilitation, construction management, architectural, and engineering services at various college and university sites within New York State. Services for DASNY under these contracts also include energy efficient design, utility cost evaluation, and various regulatory compliance services. Specific project descriptions are set out by DASNY in work authorizations, which are issued under the terms of the master contracts.

●	Marshak Science Building Rehabilitation, The City University of New York. Performed under the DASNY master contract, the Marshak Science Building is a mid-rise, 750,000 square-foot science building, which consists of a 350,000 square-foot, 13-story tower and a 300,000 square-foot plaza level and underground. The science building houses research and teaching labs, a vivarium, a morgue, office areas, a library, an auditorium, a gymnasium and a pool. We were responsible for the study, design, and construction management that included the retrofit of 200 standard-flow fume hoods to low-flow, high-efficiency hoods and the installation of high-entrainment fume hood exhaust systems, new lab make-up air units with heat recovery, liquid desiccant dehumidification systems, new supply air risers and general exhaust risers throughout the tower, new hot water and chilled water risers, new central station air handling equipment, new high-temperature hot water to low-temperature hot water heat exchangers, and a lab fit-out with chilled beam secondary heating and cooling.
●	San Diego Gas and Electric (“SDG&E”), California. We provide peak-load reduction and energy capacity to SDG&E by coordinating the installation of proven energy efficiency measures, including chiller retrofits, chiller variable-frequency drives (“VFDs”), HVAC VFDs, evaporative cooling, demand control ventilation, two-way valves, and chilled water pump VFDs. These measures produce both peak-load reductions and energy savings.
●	Healthcare Energy Efficiency Program (“HEEP”), Southern California Edison (“SCE”). We are the implementer of HEEP, which provides incentives and support to healthcare-related facilities to implement energy efficiency upgrades related to lighting, HVAC, boilers, medical equipment, building automation systems, VFDs, sensors, vending controls and retro-commissioning. We perform American Society of Heating, Refrigerating and Air-Conditioning Engineers (“ASHRAE”) Level I and II audits and ongoing analysis and support of installed measures, as well as develop customized energy efficiency measures including energy savings and peak demand reduction estimates. Further, we provide financial calculations including forecasted cost savings, payback, and return on investment. We assist with contractor referrals, request for proposals, and monitoring of installation, as well as perform measurement and verification (“M&V”) to ensure energy savings are achieved.
●	Baldwin High School, Kansas. We provided a central plant HVAC replacement and building wide HVAC controls installation. We installed a new chilled water and boiler plant and refurbished two large air handling units. We also installed new heating hot water control valves on all variable air volume boxes and new HVAC controls to ensure the achievement of specified energy cost savings for the school.
●	Entergy Corporation, Louisiana. We supported Entergy’s investments in grid data and analytics capabilities across its electric distribution footprint through a software license for LoadSEER, the modeling application of Integral Analytics. LoadSEER was developed to provide unique insights and modeling capability for distributed energy resources (“DERs”) and the evolving distribution grid. The application is used in short- and long-term circuit-level planning and to proactively integrate renewables, energy storage, and efficiency investments. LoadSEER combines multi-layer risk, geospatial, and scenario modeling; utilities’ existing tools; engineering efforts; and multiple data sources in order to deliver dynamic, granular load profiles and perform valuation analyses.

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

Our Engineering and Consulting services include the following:

Building and Safety. Our building and safety services range from managing and staffing an entire municipal building department to providing specific outsourced services, such as plan review and field inspections. Other related services under this umbrella include performing accessibility compliance and providing disaster recovery teams, energy compliance evaluations, permit processing and issuance, seismic retrofitting programs, and structural plan review. Many of our building and safety services contracts are with municipalities and counties where we supplement the capacity of in-house staff.

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

Disaster Recovery. We provide disaster recovery services to cities, counties and local government. Our experience in disaster recovery includes assisting communities in the disaster recovery process following earthquakes, firestorms, mudslides and other natural disasters. We typically organize and staff several local disaster recovery centers which function as “one-stop permit centers” that guarantee turn-around performance for fast-track plan checking and inspection services. Additionally, we have performed street and storm drain clean-up, replacement or repair of damaged storm drains, streets, and bridges, debris management and preparation and implementation of a near-term erosion and sediment control program.

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

Planning and Surveying. We assist communities with a full range of planning services, from the preparation of long-range policy plans to assistance with the day-to-day operations of a planning department. For several cities, we provide contract staff support, which ranges from staffing entire departments to providing interim or long-term services to entities that have determined that it is not cost-effective to have a full-time engineer on staff, to relieve peak workload situations or to fill vacant positions during a job search. Typical assignments include land use studies, development of specific plans or general plan elements, design guidelines, and zoning ordinances. We also provide surveying and mapping services, including major construction layout, design survey, topographic survey, aerial mapping, Geographic Information Systems, and right-of-way engineering.

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

Federal Compliance. We offer several services that support bonded debt compliance reporting for cities, counties, states, school districts, water districts, housing authorities, 501(c)(3) and other municipal entities. We provide federal compliance services to approximately 765 issuers in 48 states and the District of Columbia managing approximately $72 billion in municipal debt.

Emergency Preparedness, Planning and Training. We design, develop, implement, review and evaluate public and private agencies’ emergency operations and hazard mitigation preparedness and plans. We also provide customized training courses and exercises.

The following are examples of typical projects we have performed in the Engineering and Consulting segment:

●	City of Elk Grove, California, City Engineering, Capital Improvement, and Infrastructure Services. We provide comprehensive technical support to the Public Works and Development Services Departments for

the over 170,000-resident community of Elk Grove, California. Services include public counter service, drainage/stormwater/NPDES, traffic engineering, permitting, land development review and inspection, CIP design and construction support. Serving the two City departments is a team of over 35 of our full-time engineers, scientists, managers, observers/inspectors, project managers, administrative support staff, and a team of subconsultants. All work is accomplished through a task order process that defines the scope of work, time of performance, and cost of services.
●	City of Palm Springs, California, Engineering and Construction Management Services. We provide construction management and public works inspection services related to the City’s Police Department Remodel Project. The project involves the remodeling of the training center, lobby, records area, detective bureau, and men’s and women’s locker rooms. We are acting as Owner’s Representative and Construction Manager responsible for coordinating all aspects of the construction, including coordination with the City’s Building Inspection Staff.
●	Contra Costa County, California, City Engineering Services. We provide finance review, financial analysis, and contract administration services for the Contra Costa County Public Works Department. Willdan is providing municipal services in a variety of professional and technical administrative and finance measures.
●	County of Los Angeles, California, Traffic Engineering Services. We provide professional traffic engineering services for the Lower Azusa Road/Los Angeles Street Traffic Signal Synchronization Project. The services include meetings and project coordination with Los Angeles County and various municipalities as well as field review, equipment inventory, reporting for recommended improvements, traffic signal base plans, traffic signal improvement plans and traffic signal utility plans for 29 signalized intersections along the Lower Azusa/Los Angeles Street corridor.
●	County of Orange, California, Code Enforcement Services. Our code enforcement team is responsible for responding to citizen concerns and investigations of a variety of code violations throughout the unincorporated areas of Orange County in support of its Neighborhood Preservation Program, including the reviewing, processing, and closing of code enforcement cases related to land use, zoning, building, grading, nuisance, and property maintenance violations. Our staff performs review of all case files, inspection of properties, filing notices and complaints against violators, documenting, and preparing violation cases for the district attorney’s office and/or County counsel and testifying in court. We assist in the entitlement/development process consisting of general land use, zoning and building violations.
●	State of Nevada, Building and Safety Services. We have provided building safety/plan check services for the State of Nevada Public Works Department since 2007. Projects for the State of Nevada include several for the University of Nevada, Las Vegas and Reno campuses. The projects consist of installation of photo voltaic and parking lot lighting upgrades, a new baseball clubhouse, and the complete structural upgrade and remodel of several historic buildings at the Reno campus.
●	Property Assessed Clean Energy (“PACE”). PACE is a financing mechanism that enables low-cost, long-term funding for energy efficiency, renewable energy and water conservation projects. PACE financing is repaid as an assessment on the property owner’s regular tax bill, and is processed the same way as other local public benefit assessments that have been utilized for decades. Depending on local legislation, PACE can be used to pay for new heating and cooling systems, solar panels, insulation and more for commercial, nonprofit and residential properties. This allows property owners to implement improvements without a large up-front cash payment. We have partnered with Ygrene Energy Fund to provide a national PACE program.

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

We are organized to profitably manage numerous small and large contracts at the same time. The majority of our contracts typically range from $1,000 to $10,000,000 in contract revenue; however, some of our multi-year contracts have the capacity to provide up to, and in excess, of $380,000,000 in revenue for the implementation of certain energy efficiency programs. Our contracts typically have a duration of between two and thirty-six months, although we have city services contracts that have been in effect for over 30 years. Most of our contracts include a provision allowing for termination for convenience after reimbursement of any unbilled effort under the contract. As of January 1, 2021, we had approximately 2,000 open projects.

During fiscal year 2020, we had an individual customer that accounted for more than 10% of our consolidated contract revenues. For fiscal year 2020, the LADWP accounted for 10.2% of our consolidated contract revenue. For fiscal year 2020, our top 10 customers accounted for 48.0% of our consolidated contract revenues.

Our largest clients are based in New York and California. In fiscal year 2020, services provided to clients in California accounted for 37.0% of our consolidated contract revenue and services provided to clients in New York accounted for 19.2% of our consolidated contract revenue.

In 2013, Lime Energy collaborated with Duke Energy - Progress to launch the first ever small business direct install program in North Carolina and South Carolina. Since its launch, the program has grown to encompass all eligible Duke Energy customers in North Carolina, South Carolina, Ohio, Indiana, and Kentucky. The Small Business Energy Saver Program offers eligible commercial customers the opportunity to retrofit a comprehensive list of existing inefficient equipment with more energy-efficient measures. The program provides integrated turn-key services including program marketing, energy assessments, installation by local contractors, up to 80 percent incentives to offset the cost of projects, and education to encourage the replacement of existing equipment with improvements in lighting, refrigeration, and HVAC. We continue to implement programs across these five states and have completed over 22,000 projects for Duke Energy resulting in over 696,000 MWh in savings to small businesses.

We collaborate with the LADWP through the Commercial Direct Install Program, which is a small business lighting energy efficiency program that serves all commercial customers in LADWP territory with demand up to 250kW. On average, this program typically implements approximately 8,000 energy efficiency projects a year and has implemented almost 80,000 projects since program inception in 2008. Over that time, we have saved LADWP and its customers over 480,000 MWh per year and 96 MW of peak demand and also provided lead generation identifying roughly 9,000 HVAC tune-ups, 6,000 programmable thermostats installations, and 5,000 hot water efficiency upgrades.

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

In connection with our acquisition of substantially all of the assets of Genesys in March 2016, we entered into an administrative services agreement with Genesys pursuant to which our subsidiary, WES, provides Genesys with ongoing administrative, operational and other non-professional support services. Under such administrative services agreement, WES provides administrative services for a series of Genesys’s DASNY contracts. WES provides administrative services to Genesys in its performance of rehabilitation and construction work and architectural and engineering services at various sites within New York State. Services for DASNY under these contracts also include energy efficient design, utility cost evaluation and review, and various regulatory compliance services. Specific project descriptions are set out by DASNY in work authorizations, which are issued under the terms of the contracts. The termination dates of the DASNY contracts vary; the latest of which is April 2024. Work authorized but not yet completed under this contract continues to be bound by the terms of the agreement beyond the termination date until completion of the projects. Genesys expects to receive an amendment from DASNY to the master contract extending the termination date under DASNY’s option to extend this contract term twice, one year at a time. DASNY may at any time terminate any of the contracts or suspend all projects, for its convenience and without cause.

Contract Structure

We generally provide our services under contracts, purchase orders, or retainer letters. The agreements we enter into with our clients typically incorporate one of three principal types of pricing provisions:

●	Time-and-materials provisions provide for reimbursement of costs and overhead plus a fee for labor based on the time expended on a project multiplied by a negotiated hourly billing rate. The profitability achievable on a time-and-materials basis is driven by billable headcount and cost control.
●	Unit-based provisions require the delivery of specific units of work, such as energy efficiency savings goals measured in kWh or Therms, arbitrage rebate calculations, dissemination of municipal securities continuing disclosure reports, or building plan checks, at an agreed price per unit, with the total payment under the contract determined by the actual number of units performed.
●	Fixed price provisions require all work under a contract to be performed for a specified lump sum, which may be subject to adjustment if the scope of the project changes. Contracts with fixed price provisions carry certain inherent risks, including risks of losses from underestimating costs, delays in project completion, problems with new technologies, price increases for materials, and economic and other changes that may occur over the contract period. Consequently, the profitability, if any, of fixed price contracts can vary substantially. Willdan typically hedges some of these risks through the use of fixed price subcontracts for services, material, and equipment.

The following table presents, for the periods indicated, the approximate percentage of our contract revenue subject to each type of pricing provision:

	Fiscal Year
	2020	2019	2018
Time-and-materials	26%	16%	27%
Unit-based	46%	65%	47%
Fixed price	28%	19%	26%
Total	100%	100%	100%

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

Competition

The markets for energy efficiency and sustainability, engineering, construction management, economic and financial consulting, design planning and national preparedness services are competitive and highly fragmented. Our competition varies by type of client, type of service and geography. The range of competitors for any one project can vary depending upon technical specialties, the relative value of the project, geographic location, financial terms, risks associated with the work, and any client-imposed restrictions. We often compete with many other firms ranging from small local firms to large national firms. Contract awards are based primarily on qualifications, relevant experience, staffing capabilities, geographic presence, financial stability and price. We face strong competition primarily from other regional, national, and international providers of energy efficiency and sustainability consulting services, local electrical and mechanical contractors and engineering firms, lighting and lighting fixture manufacturers and lighting fixture distributors. In addition to our existing competitors, new competitors such as large national or international engineering and/or construction companies could enter our markets.

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

Government Regulation, Licensing, and Enforcement

A significant portion of our revenues is derived from services provided to public utilities which are generally overseen by state or local public utility commissions who provide and administer a regulatory framework governing the sourcing, distribution, pricing and general management of electricity and natural gas. Our services are often mandated by these regulatory frameworks requiring utilities to meet certain goals for energy efficiency, renewable energy and other metrics which impact demand for our services. This framework of regulatory mandates is updated by state and local ordinance and some federal regulatory action as well. Demand for our services can be impacted from year to year by changes in these regulatory acts regarding energy management, utility budgets and the allowable financial parameters imposed by these regulatory agencies.

Human Capital Resources

The foundation of our continuing success as a professional services enterprise is the ability to attract and retain qualified talent by providing a culture of equity, diversity, inclusion, development, opportunity and empowerment. This understanding informs our approach to managing our human capital resources.

Our Workforce

As of January 1, 2021, we employed a total of 1,353 employees, excluding contractors. Our employees include, among others, licensed electrical, mechanical, structural, geotechnical and civil engineers; land surveyors; certified building officials; certified inspectors and plans examiners; licensed architects and landscape architects; certified planners; energy sales and audit specialists; installation technicians; program managers; policy advisors and information technology specialists. We believe that we attract and retain highly skilled personnel with significant industry experience and strong client relationships by offering them challenging assignments in a stable work environment combined with employee benefit programs that we believe are competitive with those offered by our competitors. See Part I, Item 1A, "Risk Factors" included in this Annual Report on Form 10-K for a discussion of the risks related to the loss of key personnel or our inability to attract and retain qualified personnel.

The following table sets forth the number of our employees in each of our business segments and our holding company:

	2020	2019	2018
Energy	748	900	677
Engineering and Consulting	531	487	469
Holding Company Employees (Willdan Group, Inc.)	74	64	56
Total	1,353	1,451	1,202

Diversity, Equity and Inclusion

While diversity, equity and inclusion has always been a part of our culture, we continue to advance efforts to integrate our principles into all aspects of our work and measure results. We believe our success depends on creating and maintaining a qualified and diverse company. As our people represent an ever-broader diversity of gender, age, race, cultural background, language, sexual orientation, ability, and national origin, we become an ever-stronger company. Our vision is to create a culture of acceptance and individuality, where all employees feel respected, included, and encouraged to bring their unique perspectives, ideas, and skills to work each day. In 2020, we established Willdan’s Diversity, Equity, and Inclusion (DEI) Working Group which identified initial goals and objectives focused on two key areas: 1) conducting a multi-pronged analysis of employee recruitment, development, engagement, and community outreach; and 2) developing and tracking key performance indicators and progress toward DEI objectives.

We strive to attract and retain professionals with the diverse expertise our clients and teams require to solve complex challenges, as energy and infrastructure transform and expand. Our goal is for our staff, suppliers, and subcontractors to accurately reflect the communities where we live and work.

To bring more diverse and talented people to our team, we partner with professional organizations that represent and support diverse applicants. We seek out and hire minority-owned subcontractors on our projects and regularly use minority-owned suppliers. These partnerships offer economic opportunity to local, minority-owned, and disadvantaged business enterprises. We can better serve all communities by using contracting teams that mirror the culture and demographics of the communities where we work.

Workplace Safety

We recognize the critical role that all of our employees play in sustaining a safe and compliant work environment, and we understand that our leaders are responsible for the ongoing improvement of operational discipline and safety culture. Every employee and subcontractor is expected to apply this approach when performing all work activities.

Our Health and Safety Council meets monthly and our Health and Safety program is designed to address the hazards associated with our business and to prevent workplace injuries and illness.

We track and report all safety incidents. Our safety incident metrics is provided below. For context, lost-time injuries are those occurring in the workplace and resulting in an employee’s inability to work the next full workday.

	2020	2019	2018
RCR	0.78	1.06	1.97
LTIR	0.35	0.53	0.66

A recordable case rate (RCR) describes the number of employees per 100 full-time employees that have been involved in an OSHA recordable injury or illness. The lost-time incident rate (LTIR) is the number of lost-time injuries that occurred in a given period, relative to the total number of hours worked in the same period.

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

Available Information

We maintain an Internet website at http://www.willdan.com. Through our website, in the “Investors” section under the heading “SEC Filings”, we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and amendments to those reports, as soon as reasonably practicable after we electronically file or furnish such materials to the SEC. We also make available on this website our prior earnings calls under the heading “Events and Presentations” and our Code of Ethical Conduct under the heading “Investors—Corporate Governance.” The information on our website is not a part of or incorporated by reference into this filing. The SEC maintains an Internet site that contains reports, proxy, and information statements and other information regarding our filings at http://www.sec.gov.

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

Risks Related to Operations

The COVID-19 pandemic and health and safety measures intended to slow its spread have adversely affected, and may continue to adversely affect, our business, results of operations and financial condition.

The Covid-19 pandemic and efforts to limit its spread negatively impacted our business during the fiscal year ended January 1, 2021 and may continue to impact our business in the future. In California and New York, the states in which we have historically derived a majority of our revenue, mandatory shutdown orders were issued on March 19, 2020 and March 20, 2020, respectively, negatively impacting our business, financial condition and results of operations.

The impact of the Covid-19 pandemic on our business subjects us to various risks and uncertainties that could materially adversely affect our business, results of operations and financial condition including: the extent and length of shutdowns of our direct install programs for small businesses in our Energy segment, which have resulted and will continue to result in material decreases in our revenues during the period of such shutdowns and are subject to determination by governmental authorities of the states in which we operate and outside of our control; the possibility that some of our clients will request deferral, modification or reduction in their contractual work orders with us or, in the case of those clients that we service under a purchase order model, if such clients reduce or cancel the amount of work requested relative to historical practices; fewer subcontractors being available to complete our work if our subcontractors must limit or cease operations or declare bankruptcy as a result of the Covid-19 pandemic; increased difficulty in estimating and controlling costs, in particular for our fixed-price contracts; increased difficulty in our ability to make principal and interest payments on our debt obligations as they mature and our ability to comply with applicable financial covenants in our debt agreements in light of reduced revenues; increased borrowing costs; potential charges to our long-lived assets as a result of the measures implemented to contain the spread of Covid-19, including impairment of goodwill and other intangible assets; potential changes to our effective tax rate and our valuation allowance against our deferred tax assets as a result of changes to our forecasted future profitability; our clients becoming insolvent or initiating bankruptcy or similar proceedings, which would adversely affect our ability to collect contractual payments from such clients for work that may have already been completed and result in decreased revenues; the impact on our results of operations and financial condition resulting from a temporary suspension in capital expenditures from our government clients; increased difficulty in executing our growth strategy, which could result in fewer acquisition opportunities for us compared to historical levels; increased employee absenteeism due to fear of infection and increased difficulty in maintaining our workforce during this uncertain time; and the potential adverse impacting on productivity of management and our employees that are working remotely, including impacting our ability to maintain our financial reporting processes and related controls.

Given the uncertainties associated with the duration of the pandemic, we cannot reasonably estimate the ultimate impacts of Covid-19 and efforts to limit its spread on our business, financial condition, results of operations or cash flows for the foreseeable future or whether our assumptions used to estimate our future liquidity requirements will be correct. The extent of the impact of the Covid-19 pandemic on our business and financial results will depend on future developments, including the duration, severity and spread of the pandemic, health and safety actions taken to contain its spread, any possible resurgence of Covid-19 that may occur and how quickly and to what extent normal economic and operating conditions can resume within the markets in which we operate, each of which are highly uncertain at this time and outside of our control. Even after the Covid-19 pandemic has ultimately subsided, we may continue to experience adverse impacts to our business and financial results as a result of its global economic impact, including any economic downturn or recession that has occurred or may occur in the future. The adverse impact of the Covid-19 pandemic on our business, results of operations and financial condition could be material.

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

Our revenues are primarily derived from the energy efficiency services industry and, therefore, we are highly susceptible to risks relating to such industry.

A loss of customers, inability to procure or maintain contracts, or downturn in demand in the energy efficiency services industry could have a material adverse impact on our business, results of operations and financial condition. If we are unable to maintain and expand our current utility relationships and develop new relationships, maintain and enhance our existing energy efficiency services, execute our business and marketing strategies successfully and achieve the energy savings that are specified in our contracts, we may not be able to supplement the loss of revenue from our other services and it may result in lower revenues and have an adverse impact on our business, results of operations and financial condition.

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

The cost of providing our services, including the extent to which we utilize our workforce, affects our profitability. The rate at which we utilize our workforce is affected by a number of factors, including our ability to transition employees from completed projects to new assignments and to hire and assimilate new employees, our ability to forecast demand for our services and thereby maintain an appropriate headcount in each of our geographies and workforces, our ability to manage attrition, our need to devote time and resources to training, business development, professional development, and other non-chargeable activities, and our ability to match the skill sets of our employees to the needs of the marketplace. If we over-utilize our workforce, our employees may become disengaged, which could impact employee attrition. If we under-utilize our workforce, our profit margin and profitability could suffer.

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

We account for our fixed price contracts on the percentage-of-completion method of revenue recognition. Generally, our use of this method results in recognition of revenue and profit ratably over the life of the contract, based on the proportion of costs incurred to date to total costs expected to be incurred for the entire project. The effects of revisions to revenue and estimated costs, including the achievement of award fees and the impact of change orders and claims, are recorded when the amounts are known and can be reasonably estimated. Such revisions could occur in any period and their effects could be material. While we have historically made reasonably reliable estimates of the progress towards completion of long-term contract, the uncertainties inherent in the estimating process make it possible for actual costs to vary materially from estimates, including reductions or reversals of previously recorded revenue and profit.

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

Unavailability of third-party insurance coverage would increase our overall risk exposure as well as disrupt the management of our business operations.

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

We are liable to pay these such liabilities from our assets if and when the aggregate settlement or judgment amount exceeds our insurance policy limits. Further, our insurance may not protect us against liability because our policies typically have various exceptions to the claims covered and also require us to assume some costs of the claim even though a portion of the claim may be covered. A partially or completely uninsured claim, if successful and of significant magnitude, could have a material adverse effect on our liquidity.

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

Events outside our control, including natural and man-made disasters, could negatively impact the economies in which we operate or disrupt our operations, which may adversely affect our business, results of operations and financial condition.

Events outside our control, such as natural and man-made disasters, as well as terrorist actions, pandemics or other public health emergencies (such as the recent coronavirus outbreak), could negatively impact the economies in which we operate by causing the closure of offices, interrupting projects, and forcing the relocation of employees. We typically remain obligated to perform our services after a terrorist action or natural disaster unless the contract contains a force majeure clause that relieves us of our contractual obligations in such an extraordinary event. If we are not able to react quickly to force majeure, our operations may be affected significantly, which would have a negative impact on our business, results of operations and financial condition.

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

Risks Related to Indebtedness

Our substantial leverage and significant debt service obligations due to debt incurred in connection with our acquisitions could adversely affect our business, results of operations and financial condition.

Our financial performance could be adversely affected by our substantial leverage. We may also incur significant additional indebtedness in the future, subject to various conditions. This significant level of indebtedness could have important negative consequences to us, including making it more difficult to satisfy our obligations on our outstanding debt obligations; making it more difficult to obtain financing in the future for working capital, capital expenditures, acquisitions or other general corporate purposes; requiring us to use more of our excess cash flow to pay interest and principal on our debt, which will reduce the amount of money available to finance our operations and other business activities; increasing our vulnerability to general economic downturns and adverse industry conditions; potentially limiting our flexibility in planning for, or reacting to, changes in our business and in our industry in general; exposing us to the risk of increased interest rates because the debt outstanding under our term loan and revolving credit facility bear interest at variable rates; placing us at a competitive disadvantage compared to our competitors that have less debt; and potentially limiting our ability to comply with the financial and other restrictive covenants in our debt instruments which, among other things, require us to maintain specified financial ratios, and could result in an event of default that, if not cured or waived, could have a material adverse effect on our business or prospects.

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

If we do not generate sufficient cash flow from operations or otherwise, we may need additional financing to execute on our current or future business strategies, including developing new or enhancing existing service lines, expanding our business geographically, enhancing our operating infrastructure, acquiring complementary businesses, or otherwise responding to competitive pressures. We cannot assure you that additional financing will be available to us on favorable terms, or at all. Furthermore, if we raise additional funds through the issuance of convertible debt or equity securities, the percentage ownership of our stockholders could be significantly diluted, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. If adequate funds are not available or are not available on acceptable terms, if and when needed, our ability to fund our operations, meet obligations in the normal course of business, take advantage of strategic business opportunities, or otherwise respond to competitive pressures would be significantly limited.

Restrictive covenants in our credit agreement may restrict our ability to pursue certain business strategies.

Our credit agreement limits or restricts our and our subsidiaries ability to, among other things, incur, create or assume additional indebtedness; incur, create or assume liens securing debt or other encumbrances on our assets; purchase, hold or acquire unpermitted acquisitions or investments; make loans or advances; pay dividends or make distributions to our stockholders; purchase or redeem our stock; repay indebtedness that is junior to indebtedness under our Credit Agreement; acquire the assets of, or merge or consolidate with, other companies; and sell, lease, or otherwise dispose of assets.

Our credit agreement also requires that we maintain a maximum total leverage ratio and a minimum fixed charge coverage ratio, tested on a quarterly basis, which we may not be able to achieve.  The covenants may impair our ability to finance future operations or capital needs or to engage in other favorable business activities. Failing to comply with these covenants could result in an event of default under the Credit Agreement, which could result in us being required to repay the amounts outstanding prior to maturity. These prepayment obligations could have an adverse effect on our business, results of operations and financial condition.

Furthermore, if we are unable to repay the amounts due and payable under the credit agreement, the lenders could proceed against the collateral granted to them to secure that indebtedness. In the event the lenders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness.

Changes in banks’ inter-bank lending rate reporting practices or the method pursuant to which LIBOR is determined could impact the cost of our indebtedness.

London Interbank Offered Rate (“LIBOR”) and other indices which are deemed “benchmarks” are the subject of recent national, international, and other regulatory guidance and proposals for reform. Some of these reforms are already effective while others are still to be implemented. The Chief Executive of the U.K. Financial Conduct Authority (the “FCA”), which regulates LIBOR, has announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. However, for U.S dollar LIBOR, it now appears that the relevant date may be deferred to June 30, 2023 for certain lengths of time to maturity (including overnight and one, three, six and 12 months), at which time the LIBOR administrator has indicated that it intends to cease publication of U.S. dollar LIBOR. Despite this potential deferral, the LIBOR administrator has advised that no new contracts using U.S. dollar LIBOR should be entered into after December 31, 2021. These actions indicate that the continuation of U.S. LIBOR on the current basis cannot and will not be guaranteed after June 30, 2023. Moreover, it is possible that U.S. LIBOR will be discontinued or modified prior to June 30, 2023. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be implemented in the United Kingdom or elsewhere.

All of our debt outstanding under our credit agreement as of January 1, 2021 bears interest at a floating rate that uses LIBOR as the applicable reference rate to calculate the interest. Our credit agreement provides that, if the administrative agent has determined that adequate means do not exist for ascertaining LIBOR or the lenders have advised the administrative agent that (i) LIBOR does not adequately and fairly reflect the cost to lenders for maintaining their loans or (ii) making or funding LIBOR loans has become impracticable for the lenders, then, unless we amend the credit agreement to replace LIBOR with an alternative reference rate, all of our outstanding loans under the credit agreement will be converted to Base Rate Loans and the component of the Base Rate based upon LIBOR will not be used in any determination of the Base Rate. Further, the lenders under our credit agreement will no longer be obligated to make loans using LIBOR as the applicable reference rate.

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

Risks Related to Our Clients and Our Projects

If we have a loss or reduction of business from a key customer or key utility programs, it could result in significant harm to our revenue, profitability and financial condition.

Most of our clients are not committed to purchase any minimum amount of our services, as our agreements with them are based on a “purchase order” model. As a result, they may discontinue utilizing some or all of our services with little or no notice. As well, certain of our contracts are with other entities that are periodically funded by the applicable utility. Such funding is subject to periodic renewal and is outside our control or its contract counterparty and may, at times, be delayed or inhibited.

The loss of key utility programs or key clients (or financial difficulties at this utility program or these clients, which result in nonpayment or nonperformance) could have a significant and adverse effect on our business, results of operations and financial condition. If these clients or utility programs significantly reduce their business or orders with us, default on their agreements with us or fail to renew or terminate their agreements with us, our business, results of operations and financial condition could be materially and adversely affected. We may not be able to win new contracts to replace these contracts if they are terminated early or expire as planned without being renewed.

In addition, the potential for requests from certain clients to significantly increase the services we provide them requires us to have sufficient resource capacity available in the regions where they are located. If we are unable to maintain such resource capacity, these clients or utility program may reduce or stop purchasing certain services from us. If such clients or utility program reduce or stop purchasing certain services from us, we may have substantial capacity available in regions where we do not have corresponding clients to service.

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

Certain of our contracts contain provisions that allow our clients or utility programs to terminate or modify the contract at their convenience upon short notice. For example, our largest clients and utility programs may terminate their contracts with us at any time for any reason. If one of these clients or utility programs terminates their contract for convenience, we may only bill the client or utility program, as applicable, for work completed prior to the termination, plus any commitments and settlement expenses such client or utility program agrees to pay, but not for any work not yet performed.

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

We primarily work for utilities, municipalities and other public agencies. Consequently, we are exposed to certain risks associated with public agency and government contracting, any one of which can have a material adverse effect on our business, results of operations and financial condition. These risks include the ability of the public agency to terminate the contract with 30 days’ prior notice or less; changes in public agency spending and fiscal policies which can have an adverse effect on demand for our services; contracts that are subject to public agency budget cycles, and often are subject to renewal on an annual basis; the often wide variation of the types and pricing terms of contracts from agency to agency; the difficulty of obtaining change orders and additions to contracts; and the requirement to perform periodic audits as a condition of certain contract arrangements.

Each year, client funding for some of our government contracts rely on government appropriations or public-supported financing. If adequate public funding is delayed or is not available, then we may not be able to realize all of our anticipated revenue and profits from such contracts, which could adversely affect our business, results of operations and financial condition.

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

We derive significant revenue and profit from contracts that are awarded through a competitive bidding process. Competitive bidding imposes substantial costs and presents a number of risks, including the substantial cost and managerial time and effort that we spend to prepare bids and proposals; the need to estimate accurately the resources and costs that will be required to service any contracts we are awarded, sometimes in advance of the final determination of their full scope; the expense and delay that may arise if our competitors protest or challenge awards made to us pursuant to competitive bidding, as discussed below; and the opportunity cost of not bidding on and winning other contracts we may have otherwise pursued.

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

We issue reports and opinions to clients based on our professional engineering expertise, as well as our other professional credentials. Our reports and opinions may need to comply with professional standards, licensing requirements, securities regulations, and other laws and rules governing the performance of professional services in the jurisdiction in which the services are performed. In addition, the reports and other work product we produce for clients sometimes include projections, forecasts and other forward-looking statements. Such information by its nature is subject to numerous risks and uncertainties, any of which could cause the information produced by us to ultimately prove inaccurate. While we include appropriate disclaimers in the reports that we prepare for our clients, once we produce such written work product, we do not always have the ability to control the manner in which our clients use such information. As a result, if our clients reproduce such information to solicit funds from investors for projects without appropriate disclaimers or the information proves to be incorrect, or if our clients reproduce such information for potential investors in a misleading or incomplete manner, our clients or such investors may threaten to or file suit against us for, among other things, securities law violations.

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

Risks Related to Growth and Acquisitions

We have made and expect to continue to make acquisitions that could disrupt our operations and adversely impact our business, results of operations and financial condition. Our failure to conduct due diligence effectively, or our inability to successfully integrate acquisitions, could impede us from realizing all of the benefits of the acquisitions, which could weaken our results of operations.

A key part of our growth strategy is to acquire other companies that complement our lines of business, broaden our technical capabilities and/or expand our geographic presence. We expect to continue to acquire companies as an element of our growth strategy; however, our ability to make acquisitions may be restricted by our inability to incur additional indebtedness and/or make unpermitted acquisitions or investments under our Credit Agreement. Our acquisition strategy may divert management’s attention away from our existing businesses, resulting in the loss of key clients or key employees, and expose us to unanticipated problems or legal liabilities, including responsibility as a successor-in-interest for undisclosed or contingent liabilities of acquired businesses or assets.

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

Further, acquisitions may cause us to issue common stock that would dilute our current stockholders’ ownership percentage; use a substantial portion of our cash resources; increase our interest expense, leverage and debt service requirements (if we incur additional debt to pay for an acquisition); assume liabilities, including environmental liabilities, for which we do not have indemnification from the former owners.

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

We may not be able to maintain the levels of growth, revenue, earnings or operating efficiency that we and our acquired businesses have historically achieved or might achieve separately. The business and financial performance of an acquired business is subject to certain risks and uncertainties, including the risk of the loss of, or changes to, the acquired business’s client relationships; the dependence of its business on a limited number of customers to generate substantially all of its revenue; the acquired business’s reliance on subcontractors to meet its contractual obligations and the failure by such subcontractors to effectively perform their services in a timely manner; negative publicity or reputation from any prior investigations and settlements involving the acquired business; and reliance on the key personnel of the acquired business.

If our goodwill or other intangible assets become impaired, then our profits may be significantly reduced.

Because we have recently completed a number of acquisitions, goodwill and other intangible assets represent a substantial portion of our assets. Under generally accepted accounting principles in the United States, we are required to perform a goodwill impairment test for potential impairment at least on an annual basis. We also assess the recoverability of the unamortized balance of our intangible assets when indications of impairment are present based on expected future profitability and undiscounted expected cash flows and their contribution to our overall operations. The goodwill impairment test requires us to determine the fair value of our reporting units, which are the components at or one level below our reportable segments. In determining fair value, we make significant judgments and estimates, including assumptions about our strategic plans with regard to our operations. We also analyze current economic indicators and market valuations to help determine fair value. To the extent economic conditions that would impact the future operations of our reporting units change, our goodwill may be deemed to be impaired, and we would be required to record a non-cash charge that could result in a material adverse effect on our business, results of operations and financial condition. We had no goodwill impairment in fiscal 2020, 2019, or fiscal 2018.

Risks Related to Our Regulatory Environment

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

Corporate responsibility, specifically related to environmental, social and governance (“ESG”) matters, may impose additional costs and expose us to new risks.

Public ESG and sustainability reporting is becoming more broadly expected by investors, shareholders, and other stakeholders. Certain organizations that provide corporate governance and other corporate risk information to investors and shareholders have developed, and others may in the future develop, scores and ratings to evaluate companies and investment funds based upon ESG or “sustainability” metrics. Many investment funds focus on positive ESG business practices and sustainability scores when making investments and may consider a company’s ESG or sustainability scores as a reputational or other factor in making an investment decision. In addition, investors, particularly institutional investors, use these scores to benchmark companies against their peers and if a company is perceived as lagging, these investors may engage with such company to improve ESG disclosure or performance and may also make voting decisions, or take other actions, to hold these companies and their boards of directors accountable. Board diversity is an ESG topic that is, in particular, receiving heightened attention by investors, shareholders, lawmakers and listing exchanges. Certain states, including California where we maintain our principal executive offices, have passed laws requiring companies to meet certain gender and ethnic diversity requirements on their boards of directors. If we are unable to recruit, attract and/or retain qualified members of our board of directors to maintain compliance with the diversity requirements of this California mandate within the prescribed timelines, we could be exposed to financial penalties. We may also face reputational damage in the event our corporate responsibility initiatives or objectives, including with respect to board diversity, do not meet the standards set by our investors, shareholders, lawmakers, listing exchanges or other constituencies, or if we are unable to achieve an acceptable ESG or sustainability rating from third party rating services. A low ESG or sustainability rating by a third-party rating service could also result in the exclusion of our common stock from consideration by certain investors who may elect to invest with our competition instead. Ongoing focus on corporate responsibility matters by investors and other parties as described above may impose additional costs or expose us to new risks

General Risk Factors

Our bylaws, our certificate of incorporation and Delaware law contain provisions that could discourage another company from acquiring us and may prevent attempts by our stockholders to replace or remove our current management.

Provisions of our bylaws, our certificate of incorporation and Delaware law may discourage, delay or prevent a merger or acquisition that stockholders may consider favorable, including transactions in which our stockholders might otherwise receive a premium for their shares. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace or remove our board of directors. These provisions include eliminating the ability of stockholders to call special meetings of stockholders; requiring at least a supermajority vote of the outstanding shares of our common stock for stockholders to amend our bylaws or certain provisions of our certificate of incorporation; not providing for cumulative voting in the election of directors, prohibiting stockholder action by written consent; establishing advance notice procedure for stockholders to make nominations of candidates for election as directors, or bring other business before an annual or special meeting of the stockholders; and authorizing the Board of Directors to issue “blank check” preferred stock or authorized but unissued shares of common stock without stockholder approval.

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

Cyber security breaches or other systems and information technology interruption could result in liability, harm our reputation and impact our ability to operate.

We rely heavily on computer, information, and communications technology and systems to operate. We store and process increasingly large amounts of confidential information concerning our employees, customers, contractors and vendors. We must ensure that we are at all times compliant with various privacy laws, rules, and regulations. The risk of failing to comply with these laws, rules, and regulations increases as we continue to expand. We also rely in part on third-party software and information technology vendors to run certain parts of our information technology systems. We must ensure that all of our vendors who have access to our information also have the appropriate privacy policies, procedures and protections in place.

In the ordinary course of business, we have been targeted by malicious cyber-attacks. Cybersecurity attacks in particular are evolving, and we face the constant risk of cybersecurity threats, including, among other things, computer viruses, malicious code, attacks by computer hackers, organized cyber-attacks, and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information and/or corruption of data.

If we experience system interruptions and delays from cybersecurity attacks or otherwise, such as from natural disasters, telecommunications failures, acts of war or terrorism, and similar events or disruptions, it could suspend or stop our operations, and could have a material adverse effect on our business, results of operations and financial condition, and could negatively impact our clients. Further, improper disclosure of confidential information of our employees, customers, contractors and vendors could harm our reputation and subject us to liability.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters is located at 2401 East Katella Avenue, Anaheim, California, where we lease approximately 18,000 square feet of office space. In addition, we lease office space in 49 other locations nationwide, principally in California and New York, and also have one office in Canada. In total, our facilities contain approximately 259,000 square feet of office space and are subject to leases that expire through 2027. We rent a small portion of this total space on a month-to-month basis. We believe that our existing facilities are adequate to meet current requirements and that suitable additional or substitute space will be available as needed to accommodate any expansion of operations and for additional offices.

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

Stockholders

As of March 15, 2021, there were 146 stockholders of record of our common stock. This number does not include persons who hold our common stock in nominee or “street name” accounts through brokers or banks.

Dividends

We did not declare or pay cash dividends on our common stock in fiscal years 2020 or 2019.

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

Performance Graph

The following graph compares the 5-year cumulative total stockholder return of our common stock with the cumulative total return of the Nasdaq Composite and a customized peer group. The customized peer group consists of: Ameresco, Inc., Charah Solutions, Inc., Cypress Environmental Partners, L.P., Exponent, Inc., Hill International, Inc., Limbach Holdings, Inc., NV5 Global, Inc., RCM Technologies, Inc., and Resources Connection, Inc. The old peer group consisted of: Ecology & Environment, Inc., Iteris, Inc., NV5 Global, Inc., ICF International, Inc. and Ameresco, Inc.

The peer group investment is weighted by market capitalization as of January 1, 2016 and is adjusted monthly. An investment of $100, with reinvestment of all dividends, is assumed to have been made in our common stock, in the peer group and in the Nasdaq Composite on January 1, 2016, and the relative performance of each is tracked through and including January 1, 2021. The stock price performance shown in the graph is not necessarily indicative of future stock price performance.

Recent Sales of Unregistered Securities

None.

Issuer Repurchases of Equity Securities

During the three months ended January 1, 2021, we repurchased an aggregate of 2,505 shares of our common stock at an average price of $26.93 per share from employees to satisfy tax withholding obligations incurred in connection with the vesting of restricted stock.

ITEM 6. SELECTED FINANCIAL DATA

Reserved.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Company

We are a provider of professional, technical and consulting services to utilities, private industry, and public agencies at all levels of government. As resources and infrastructures undergo continuous change, we help organizations and their communities evolve and thrive by providing a wide range of technical services for energy solutions and government infrastructure. Through engineering, program management, policy advisory, and software and data management, we design and deliver trusted, comprehensive, innovative, and proven solutions to improve efficiency, resiliency, and sustainability in energy and infrastructure to our customers.

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

Financial Position and Results of Operations

The Covid-19 pandemic and efforts to limit its spread negatively impacted our business during our fiscal year 2020. In California and New York, the states in which we have historically derived a majority of our revenue, mandatory shutdown orders were issued in March 2020. In New York, phased re-openings began in June 2020 and our business in New York has been improving since and all of our New York utility programs have restarted. In California, phased re-openings began in May 2020, followed by periods of curtailments as a result of resurgences of Covid-19 cases, and subsequent re-openings. As a result, the most significant pandemic related impacts to our business are now occurring in California to our direct install business.

In the Energy segment, we have experienced and expect to continue to experience a negative impact on our direct install programs that serve small businesses as a result of restrictions put in place by governmental authorities that have required temporary shutdowns of all “non-essential” businesses. In fiscal year 2019, we derived approximately 40% of our gross revenue from our direct install programs that serve small businesses, and a significant portion of our direct install work on these programs was suspended for varying periods of time during fiscal year 2020. With the exception of our direct install programs in California, phased re-openings have continued to progress since the second quarter of 2020. Our other programs, which generated approximately 60% of our revenue in fiscal 2019, are either businesses that have been determined to be “essential” by government authorities or have continued to progress during the pandemic.

In the Engineering and Consulting segment, our revenues have been less affected by Covid-19 than our revenues in the Energy segment. The services in this segment have generally been deemed “essential” by the government and have continued to operate while abiding social distancing measures.

As of March 15, 2021, though some of our work has been suspended as a result of the Covid-19 pandemic and efforts to limit its spread, none of our contracts have been cancelled and proposal activities for new programs have continued to advance. We estimate that pandemic related slowdowns and work suspensions reduced our fiscal 2020 revenue by approximately 20% from our planned pre-pandemic levels for 2020.

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

We believe our financial position is sufficiently flexible to enable us to maneuver in the current economic environment. Throughout our fiscal year 2020, we enhanced liquidity by minimizing working capital and significantly improving cash collections. In addition, in May 2020, we amended our credit facility to temporarily modify, among other things, certain covenants to increase our financial flexibility. Combined with availability under our credit facilities, we believe our enhanced liquidity position provides a cushion against liquidity disruptions.

Asset and liability valuation and other estimates used in preparation of financial statements

As of January 1, 2021, we did not have any impairment with respect to our goodwill or long-lived assets, including intangible assets. Because the full extent and duration of the impact of the Covid-19 outbreak and efforts to slow its spread are unknown at this time, they could, under certain circumstances, cause impairment and result in a non-cash impairment charge being recorded in future periods.

Changes to the estimated future profitability of the business may require that we establish an additional valuation allowance against all or some portion of our net deferred tax assets.

Impact on Clients and Subcontractors and Other Risks

We primarily work for utilities, municipalities and other public agencies. We expect many governmental and other public agencies could have significant budget shortfalls for 2020 and potentially beyond as a result of the economic slowdown from the measures taken to mitigate the Covid-19 pandemic. Although none of our contracts with governmental or other public agencies were materially modified during our fiscal year 2020, these potential budget deficits could result in delayed funding for existing contracts with us, postponements of new contracts or price concessions. Further, most of our clients are not committed to purchase any minimum amount of our services, as our agreements with them are based on a “purchase order” model. As a result, they may discontinue utilizing some or all of our services with little or no notice.

In addition, we rely on subcontractors and material suppliers to complete a substantial portion of our work, especially in our Energy segment. If our significant subcontractors and material suppliers suffer significant economic harm and must limit or cease operations or file for bankruptcy as a result of the current economic slowdown, our subcontractors and material suppliers may not be able to fulfill their contractual obligations satisfactorily and we may not have the ability to select our subcontractors and material suppliers of choice for new contracts. If our subcontractors and material suppliers are not able to fulfill their contractual obligations, it could result in a significant increase in costs for us to complete the projects or cause significant delays to the realization of revenues under those projects. The ultimate impact of Covid-19 on our financial condition and results of operations will depend on all of the factors noted above, including other factors that we may not be able to forecast at this time. See the risk factor “The Covid-19 pandemic and health and safety measures intended to slow its spread have adversely affected, and may continue to adversely affect, our business, results of operations and financial condition.” under Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K. While Covid-19 has had, and we expect it to continue to have, an adverse effect on our business, financial condition and results of operations, we are unable to predict the extent or duration of these impacts at this time.

Recent Developments

During our fourth quarter of fiscal 2020, we signed a total of $781 million in new California Investor Owned Utility (“IOU”) Contracts. These six contracts are three to five years in duration, and on a weighted average basis, represent approximately $150 million per year in incremental contract revenue on average over the next three to five years if we successfully execute the work. The new work is expected to begin slowly and accelerate throughout 2021, with most of the contribution expected in the back half of the year. We anticipate increased working capital requirements related to these newly signed $781 million in California Owned Utility Contracts, and thus may seek to modify certain terms under our bank borrowing facilities to ensure an adequate margin for certain covenant compliance obligations.

Results of Operations

Summary Comparison of 2020, 2019, and 2018

The following table sets forth, for the periods indicated, certain information derived from our consolidated statements of comprehensive income(1):

	Fiscal Year
	2020		2019		2018

	(in thousands, except percentages)
Contract revenue	$390,980	100.0%	$443,099	100.0%	$272,252	100.0%

Direct costs of contract revenue (inclusive of directly related depreciation and amortization):
Salaries and wages	65,149	16.7	64,485	14.6	46,588	17.1
Subcontractor services and other direct costs	196,438	50.2	243,641	55.0	132,693	48.7
Total direct costs of contract revenue	261,587	66.9	308,126	69.5	179,281	65.9

General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	71,229	18.2	66,303	15.0	45,248	16.6
Facilities and facility related	10,481	2.7	8,568	1.9	5,600	2.1
Stock-based compensation	16,113	4.1	12,112	2.7	6,262	2.3
Depreciation and amortization	18,743	4.8	15,027	3.4	6,060	2.2
Other	29,054	7.4	23,600	5.3	17,030	6.3
Total general and administrative expenses	145,620	37.2	125,610	28.3	80,200	29.5
Income from operations	(16,227)	(4.2)	9,363	2.1	12,771	4.7

Other income (expense):
Interest expense, net	(5,068)	(1.3)	(4,900)	(1.1)	(700)	(0.3)
Other, net	1,626	0.4	193	0.0	90	0.0
Total other expense, net	(3,442)	(0.9)	(4,707)	(1.1)	(610)	(0.2)
Income before income taxes	(19,669)	(5.0)	4,656	1.1	12,161	4.5

Income tax expense (benefit)	(5,173)	(1.3)	(185)	(0.0)	2,131	0.8
Net income	$(14,496)	(3.7)%	$4,841	1.1%	$10,030	3.7%

(1)	Percentages are expressed as a percentage of contract revenue and may not total due to rounding.

The following tables provides information about disaggregated revenue of the Company’s two segments Energy and Engineering and Consulting by contract type, client type and geographical region:

	2020
	Energy	Engineering and Consulting	Total
	(in thousands, except percentage)
Contract Type
Time-and-materials	$47,912	$53,840	$101,752
Unit-based	170,991	9,195	180,186
Fixed price	105,275	3,767	109,042
Total	$324,178	$66,802	$390,980

Client Type
Commercial	$36,212	$5,155	$41,367
Government	93,821	61,412	155,233
Utilities	194,145	235	194,380
Total	$324,178	$66,802	$390,980

Geography (1)
Domestic	$324,178	$66,802	$390,980

	2019
	Energy	Engineering and Consulting	Total
	(in thousands, except percentage)
Contract Type
Time-and-materials	$18,625	$54,560	$73,185
Unit-based	272,978	14,391	287,369
Fixed price	79,112	3,433	82,545
Total	$370,715	$72,384	$443,099

Client Type
Commercial	$39,311	$4,895	$44,206
Government	57,020	67,049	124,069
Utilities	274,384	440	274,824
Total	$370,715	$72,384	$443,099

Geography (1)
Domestic	$370,715	$72,384	$443,099

	2018
	Energy	Engineering and Consulting	Total
	(in thousands, except percentage)
Contract Type
Time-and-materials	$13,790	$59,744	$73,534
Unit-based	113,749	13,300	127,049
Fixed price	69,294	2,375	71,669
Total	$196,833	$75,419	$272,252

Client Type
Commercial	$20,715	$4,882	$25,597
Government	62,897	70,091	132,988
Utilities	113,221	446	113,667
Total	$196,833	$75,419	$272,252

Geography (1)
Domestic	$196,833	$75,419	$272,252

(1)	Revenue from our Canadian operations were not material for fiscal years 2020, 2019, and 2018.

Fiscal Year 2020 Compared to Fiscal Year 2019

Contract revenue. Consolidated contract revenue decreased $52.1 million, or 11.8%, in fiscal year 2020 compared to fiscal year 2019, primarily due to decreased contract revenues from our direct install programs for small businesses in our Energy segment, partially offset by $31.2 million of incremental contract revenue generated from government projects and $22.0 million of incremental contract revenue from the acquisitions of Energy and Environmental Economics, Inc. (“E3, Inc.”) and Onsite Energy Corporation (“Onsite Energy”) on October 28, 2019, and July 2, 2019, respectively. Contract revenues for our direct install programs for small businesses decreased as a result of the business suspensions resulting from the Covid-19 pandemic and efforts to limit its spread that started in March 2020, which we estimate to have reduced our contract revenue by approximately 20% from our planned pre-pandemic levels.

Contract revenue in our Energy segment decreased $46.5 million, or 12.6%, in fiscal year 2020 compared to fiscal year 2019. Contract revenue for the Energy segment primarily decreased as a result of reduced contract revenues from our direct install programs for small businesses as a result of the effects of Covid-19 noted above, partially offset by $36.8 million of incremental contract revenue generated from government projects and $22.0 million of incremental contract revenue from the acquisitions of E3, Inc. and Onsite Energy.

Contract revenue in our Engineering and Consulting segment decreased $5.6 million, or 7.7%, in fiscal year 2020 compared to fiscal year 2019. Contract revenue for the Engineering and Consulting segment decreased primarily due to decreased subcontractor revenues combined with a $2 million reduction of scope of work related to one of our customers implemented during the second quarter of 2020. Contract revenue in our Engineering and Consulting segment has been less affected by Covid-19 than contract revenue in our Energy segment as the services in the Engineering and Consulting segment have generally been deemed “essential” by the government and continue to operate while abiding social distancing measures.

Direct costs of contract revenue. Direct costs of consolidated contract revenue decreased $46.5 million, or 15.1%, in fiscal year 2020 compared to fiscal year 2019. Direct costs of consolidated contract revenue decreased as a result of decreased contract revenues from our direct install programs for small businesses in our Energy segment, partially offset by $31.2 million of incremental contract revenue generated from government projects combined with an additional $7.9 million of incremental direct costs of contract revenue related to our acquisitions of E3, Inc. and Onsite Energy.

Direct cost of contract revenue in our Energy segment decreased $41.3 million, or 15.5%, in the fiscal year 2020 compared to the fiscal year 2019, primarily as a result of the decrease in our contract revenues related to direct install programs for small businesses as described above, which generally use a higher percentage of materials and subcontractor services than other projects in our Energy segment, partially offset by $36.8 million of incremental contract revenues related to government projects combined with an incremental $7.9 million in direct costs of contract revenue contributed from the acquisitions of E3, Inc. and Onsite Energy in the Energy segment. Direct costs of contract revenue for the Engineering and Consulting segment decreased $5.2 million, or 12.6%, for the fiscal year 2020 compared to fiscal year 2019, primarily due to the reduction of revenues described above.

Subcontractor services and other direct costs decreased $47.2 million and salaries and wages increased by $0.7 million for the fiscal year 2020 compared to the fiscal year 2019. As a percentage of contract revenue, salaries and wages increased to 16.7% of contract revenue for the fiscal year 2020 from 14.6% for the fiscal year 2019 and subcontractor services and other direct costs decreased to 50.2% of contract revenue for the fiscal year 2020 from 55.0% of contract revenue for the fiscal year 2019. Salaries and wages within direct costs of contract revenue increased as a percentage of contract revenue primarily as a result of our acquisition of E3, Inc. and Onsite Energy which contain a higher percentage of labor costs and lower percentage of material costs and installation subcontracting. Subcontractor services and other direct costs decreased as a percentage of contract revenue primarily as a result of the decrease in contract revenues from our direct install programs for small businesses, as described above.

General and administrative expenses. General and administrative (“G&A”) expenses increased by $20.0 million, or 15.9%, in the fiscal year 2020 compared to the fiscal year 2019. The increase in G&A expenses consisted of an increase of $12.2 million in the Energy segment and an increase of $8.5 million in the unallocated corporate expenses, partially offset by a decrease of $0.7 million in the Engineering and Consulting segment. The increase in G&A expenses in the Energy segment was primarily attributed to incremental expenses of $13.0 million from the addition of E3, Inc. and Onsite Energy, combined with increases in stock-based compensation, intangible asset amortization, and other corporate general and administrative expenses, partially offset by our cost-saving measures instituted, as described earlier, in response to Covid-19.

Of the $20.0 million increase in G&A expenses, $4.9 million resulted from an increase in salaries and wages, payroll taxes and employee benefits, $4.0 million resulted from an increase in stock-based compensation, $3.7 million resulted from an increase in depreciation and amortization, $1.9 million resulted from an increase in facilities and facility related expenses, and $5.4 million resulted from an increase in other general and administrative expenses. The increase in other general and administrative expenses was primarily due to an increase of $6.5 million in the liability for contingent consideration, partially offset by lower traveling expenses as a result of the measures put in place for Covid-19, combined with lower acquisition costs and lower professional services. The increase in salaries and wages, payroll taxes and employee benefits was primarily attributable to the addition of employees from the acquisition of E3, Inc. and Onsite Energy, partially offset by our actions related to placing a temporary cash wage reduction for salaried employees, as well as instituting a reduction in workforce, primarily through unpaid furloughs, aimed at preserving liquidity as a result of the Covid-19 pandemic. During the second half of the three months ended July 3, 2020, furloughed employees began to return to work as government authorities began loosening restrictions through phased re-openings and, by the end of the third fiscal quarter, the majority of furloughed employees had returned to work. In addition, as the initial impact of Covid-19 was ascertained and operations were adjusted accordingly, salaries were reinstituted in June 2020 with the exception of corporate staff, whose salaries were reinstituted at the end of July 2020. The increase in facilities and facility related expenses was primarily due to the addition of offices in connection with the acquisition of E3, Inc., and Onsite Energy. The increase in stock-based compensation expenses was primarily related to new stock grants to current employees and executives. The increase in depreciation and amortization was primarily due to an increase in amortization of intangible assets derived from the acquisition of E3, Inc., and Onsite Energy.

Income (loss) from operations. Our operating loss was $16.2 million for fiscal year 2020, compared to operating income of $9.4 million for fiscal year 2019, as a result of the factors noted above. As a percentage of contract revenue, operating loss was 4.2% for the fiscal year 2020 compared to an operating income of 2.1% for the fiscal year 2019. The decrease in operating margin was primarily attributable to decreases in contract revenue as a result of Covid-19 combined with increases in stock-based compensation and intangible asset amortization from the acquisition of E3, Inc. and Onsite Energy, partially offset by increases in governmental contract revenue.

Total other expense, net. Total other expense, net was $3.4 million for fiscal year 2020 compared to $4.7 million for fiscal year 2019. The decrease in total other expense, net was primarily the result of the recognition of $0.6 million in income from an indemnification agreement and higher interest income. Interest expense was relatively flat year over year.

Income tax expense (benefit). We recorded an income tax benefit of $5.2 million for the fiscal year 2020 compared to a tax benefit of $0.2 million for the fiscal year 2019. The effective tax rate for fiscal year 2020 was (26.3)% as compared to (4.0)% for fiscal year 2019. The increase in the year-over-year effective tax rate for fiscal year 2020 is primarily attributable to our loss before income tax, reduced energy efficient commercial building deductions and increased nondeductible compensation recognized in 2020.

Net income (loss). As a result of the above factors, our net loss was $14.5 million for the fiscal year ended 2020, as compared to a net income of $4.8 million for the fiscal year 2019.

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

Liquidity and Capital Resources

	Fiscal Year
	2020	2019	2018

	(in thousands)
Net Cash Provided by (used in):
Operating activities	$47,025	$11,621	$7,568
Investing activities	(5,059)	(78,348)	(126,390)
Financing activities	(19,013)	56,920	119,657
Net increase (decrease) in cash and cash equivalents	$22,953	$(9,807)	$835

We believe that our cash and cash equivalents on hand, cash generated by operating activities and available borrowings under our revolving credit facility will be sufficient to finance our operating activities for at least the next 12 months. However, as a result of forecasted increased working capital requirements related to our newly signed $781 million in California Owned Utility Contracts, we may seek to modify certain terms under our bank borrowing facilities to ensure an adequate margin for certain covenant compliance obligations. As of January 1, 2021, we had $28.4 million of cash and cash equivalents. Our cash increased by $22.9 million since December 27, 2019. We generated cash flow from operations of $47.0 million during fiscal year 2020, partially offset by net cash used for capital expenditures. Our primary source of liquidity is cash generated from operations. In addition, as of January 1, 2021, we had $85.0 million outstanding in Term A Loan, a $50.0 million Revolving Credit Facility with no amounts outstanding and $2.7 million in letters of credit issued, and a $50.0 million Delayed Draw Term Loan with $27.0 million outstanding, each scheduled to mature on June 26, 2024. However, as described in Part II, Item 8, Note 5, “Debt Obligations”, of the Notes to Consolidated Financial Statements included in this quarterly report on Form 10-Q, we are not able to access additional borrowings under the Delayed Draw Term Loan during our Covenant Relief Period.

Cash Flows from Operating Activities

Cash flows provided by operating activities were $47.0 million for fiscal year 2020, as compared to $11.6 million and $7.6 million for fiscal years 2019 and 2018, respectively. Cash flow from operating activities primarily consists of net income, adjusted for non-cash charges, such as depreciation and amortization and stock-based compensation, plus or minus changes in operating assets and liabilities. Changes in cash flows provided by operating activities for fiscal year 2020 resulted primarily due to improvements in cash collections, reductions in working capital requirements as a result of the reduction of revenues from the suspension of our small business energy programs, and incremental operating cash flow from our acquisitions of E3, Inc. and Onsite Energy. Cash flows provided by operating activities for fiscal year 2019 resulted primarily as a result of our fiscal year 2019 acquisitions, combined with a decrease in accounts receivable and an increase in accrued liabilities, partially offset by an increase in contract assets. Cash flows provided by operating activities for fiscal year 2018 resulted primarily from our net income, as adjusted for non-cash activity such as depreciation and amortization and stock-based compensation and collections of accounts receivable, partially offset by increases in contract assets combined with decreases in accrued liabilities and accounts payable.

Cash Flows used in Investing Activities

Cash flows used in investing activities were $5.0 million for fiscal year 2020, as compared to $78.3 million and $126.4 million for fiscal years 2019 and 2018, respectively. Cash flows used in investing activities for fiscal year 2020 were primarily due to cash paid for the purchase of equipment, the enhancement of internal operating software, and leasehold improvements. Cash flows used in investing activities for fiscal year 2019 were primarily due to cash paid for the acquisitions of The Weidt Group, Onsite Energy, and E3, Inc. Cash flows used in investing activities for fiscal year 2018 were primarily due to cash paid for the acquisition of Lime Energy.

Cash Flows used in Financing Activities

Cash flows used in financing activities were $19.0 million for fiscal year 2020, as compared to cash flows provided by financing activities of $56.9 million and $119.7 million for fiscal years 2019 and 2018, respectively. Cash flows used in financing activities for fiscal year 2020 were primarily attributable to repayments of $42.0 million under our term loan facility and revolving line of credit, a payment of $2.9 million in employee payroll taxes related to the vesting of performance-based restricted stock units, and payments of $1.4 million for contingent consideration related to prior acquisitions, partially offset by $24.0 million of borrowings under our revolving line of credit. Cash flows provided by financing activities for fiscal year 2019 were primarily attributable to borrowings under our credit facilities related to our acquisitions of The Weidt Group, Onsite Energy, and E3, Inc. Cash flows provided by financing activities for fiscal year 2018 were primarily attributable to borrowings under our Delayed Draw Term Loan Facility and the net proceeds from our equity offering, each related to our acquisition of Lime Energy.

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

Short and Long-term Liquidity

Contractual Obligations

The following table sets forth our known contractual obligations as of January 1, 2021:

		Less than			More than
Contractual Obligations	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
	( in thousands)
Long term debt (1)	$113,174	$14,996	$25,469	$72,709	$—
Interest payments on debt outstanding (2)	9,473	3,733	4,776	964	—
Operating leases	23,634	5,844	10,602	4,699	2,489
Finance leases	503	248	239	16	—
Total contractual cash obligations	$146,784	$24,822	$41,086	$78,389	$2,489

(1)	Long-term debt includes $85.0 million outstanding on our Term A Loan, no amounts outstanding on our Revolving Credit Facility, and $27.0 million outstanding on our Delayed Draw Term Loan as of January 1, 2021. We have assumed no future borrowings or repayments (other than at maturity) for purposes of this table.
(2)	Borrowings under our Delayed Draw Term Loan bear interest at a variable rate. Future interest payments on our Delayed Draw Term Loan Facility are estimated using floating rates in effect as of January 1, 2021.

We are obligated to pay earn-out payments in connection with our 2019 and 2017 acquisitions of E3, Inc. and Integral Analytics, respectively. We are obligated to pay up to (i) $12.0 million in cash if E3, Inc. exceeds certain financial targets during the three years after the E3, Inc. closing date, and (ii) $12.0 million in cash based on future work obtained from the business of Integral Analytics during the four years after the closing of the acquisition, payable in installments, if certain financial targets are met during the four years. As of January 1, 2021, we had contingent consideration payable of $15.3 million related to these acquisitions. For fiscal 2020, our statement of operations includes $7.7 million of accretion (excluding fair value adjustments) related to the contingent consideration.

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

Components of Revenue and Expense

Contract Revenue

We generally provide our services under contracts, purchase orders or retainer letters. The agreements we enter into with our clients typically incorporate one of three principal types of pricing provisions: time-and-materials, unit-based, and fixed price. Revenue on our time-and-materials and unit-based contracts are recognized as the work is performed in accordance with specific terms of the contract. As of January 1, 2021, approximately 26% of our contracts are time-and-materials contracts and approximately 46% of our contracts are unit-based contracts, compared to approximately 17% for time-and-materials contracts and approximately 65% for unit-based contracts as of December 27, 2019. The shifts in percentages are attributable to the impact resulting from the Covid-19 pandemic and efforts to limit its spread that started in March 2020 which resulted in decreases in our direct install programs for small businesses.

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

Goodwill

We test our goodwill at least annually for possible impairment. We complete our annual testing of goodwill as of the last day of the first month of our fourth fiscal quarter each year to determine whether there is impairment. In addition to our annual test, we regularly evaluate whether events and circumstances have occurred that may indicate a potential impairment of goodwill. We did not recognize any goodwill impairment charges in fiscal years 2020, 2019, or 2018.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the financial reporting basis and tax basis of our assets and liabilities, subject to a judgmental assessment of the recoverability of deferred tax assets. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded when it is more-likely-than-not that some of the deferred tax assets may not be realized. Significant judgment is applied when assessing the need for valuation allowances and includes the evaluation of historical income (loss) adjusted for the effects of non-recurring items and the impact of recent business combinations. Areas of estimation include our consideration of future taxable income which is driven by verifiable signed contracts and ongoing prudent and feasible tax planning strategies. Should a change in circumstances lead to a change in judgment about the utilization of deferred tax assets in future years, we would adjust the related valuation allowances in the period that the change in circumstances occurs, along with a corresponding increase or charge to income.

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

For further discussion of our income taxes, see Part II, Item 8, Note 11, “Income Taxes” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

As of January 1, 2021, we had cash and cash equivalents of $28.4 million. This amount represents cash on hand in business checking accounts with BMO Harris Bank, N.A.

We do not engage in trading activities and do not participate in foreign currency transactions.

We are subject to interest rate risk in connection with our Term A Loan and borrowings, if any, under our revolving credit facility and delayed draw term loan, each of which bears interest at variable rates. As of January 1, 2021, $85.0 million was outstanding under our Term A Loan, $27.0 million was outstanding under our delayed draw term loan, no borrowed amounts were outstanding and $2.7 million in letters of credit were issued under the revolving credit facility. Each of our Term A Loan, revolving credit facility and delayed draw term loan mature as of June 26, 2024 and are governed by our Credit Agreement.

During the Covenant Relief Period (as described in Part II, Item 8, Note 5, “Debt Obligations”, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K), borrowings under the Credit Agreement bear interest (A) from March 5, 2020 until the date of the Third Amendment, at a rate equal to one-month LIBOR plus 2.0%, (B) from the date of the Third Amendment until the date the administrative agent received our financial statements for the quarter ended July 3, 2020, at a rate equal to one-month LIBOR, plus an applicable margin of 1.50% with respect to Base Rate borrowings and 2.50% with respect to LIBOR borrowings and (C) at all other times during the Covenant Relief Period, at a rate equal to either, at our option, (i) the Base Rate or (ii) one-month LIBOR, in each case plus an applicable margin ranging from 0.125% to 1.50% with respect to Base Rate borrowings and 1.125% to 2.50% with respect to LIBOR borrowings, depending on our consolidated leverage ratio; provided, that one-month LIBOR shall not be less than 0.75% during the Covenant Relief Period. During the Covenant Relief Period, we will pay a commitment fee for the unused portion of the revolving credit facility and the delayed draw term loan facility, which ranges from 0.15% to 0.45% per annum depending on our consolidated leverage ratio, and fees on the face amount of any letters of credit outstanding under the revolving credit facility, which range from 0.84% to 2.50% per annum, in each case, depending on whether such letter of credit is a performance or financial letter of credit and the Leverage Ratio.

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

Based upon the amount of our outstanding indebtedness as of January 1, 2021, a one percentage point increase in the effective interest rate would change our annual interest expense by approximately $1.1 million in 2020.

Risk Related to LIBOR Transition

All of our $112.0 million of debt outstanding under our Credit Agreement as of January 1, 2021 bears interest at a floating rate that uses LIBOR as the applicable reference rate to calculate the interest. The Chief Executive of the U.K. Financial Conduct Authority (the “FCA”), which regulates the London Interbank Offered Rate, or LIBOR, has announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. However, for U.S dollar LIBOR, it now appears that the relevant date may be deferred to June 30, 2023 for certain lengths of time to maturity (including overnight and one, three, six and 12 months), at which time the LIBOR administrator has indicated that it intends to cease publication of U.S. dollar LIBOR. Despite this potential deferral, the LIBOR administrator has advised that no new contracts using U.S. dollar LIBOR should be entered into after December 31, 2021. These actions indicate that the continuation of U.S. LIBOR on the current basis cannot and will not be guaranteed after June 30, 2023. Moreover, it is possible that U.S. LIBOR will be discontinued or modified prior to June 30, 2023. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be implemented in the United Kingdom or elsewhere.

Our Credit Agreement provides that, if the administrative agent has determined that adequate means do not exist for ascertaining LIBOR or the lenders have advised the administrative agent that (i) LIBOR does not adequately and fairly reflect the cost to lenders for maintaining their loans or (ii) making or funding LIBOR loans has become impracticable for the lenders, then, unless we amend the Credit Agreement to replace LIBOR with an alternative reference rate, all of our outstanding loans under the Credit Agreement will be converted to Base Rate Loans and the component of the Base Rate based upon LIBOR will not be used in any determination of the Base Rate Further, the lenders under our credit agreement will no longer be obligated to make loans using LIBOR as the applicable reference rate. If the rate used to calculate interest on our outstanding floating rate debt under our Credit Agreement that currently uses LIBOR were to increase by 1.0% either as a result of an increase in LIBOR or the result of the conversion to Base Rate Loans, we would expect to incur additional interest expense on such indebtedness as of January 1, 2021 of approximately $1.1 million on an annualized basis.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of Willdan Group, Inc.

Anaheim, California

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Willdan Group, Inc. (the "Company") as of January 1, 2021 and December 27, 2019, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended January 1, 2021, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of January 1, 2021, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 1, 2021 and December 27, 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended January 1, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2021, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Estimated costs to complete on fixed price contracts

As discussed in Note 1 to the consolidated financial statements, revenues from fixed price contracts are recognized over time since control of the services is transferred continuously to the client. Generally, revenue is recognized using costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying the Company’s performance obligations, which typically occurs over time periods ranging from six months to one year.

We identified auditing management’s estimates of costs to complete on select fixed price contracts to be a critical audit matter. The critical audit matter relates to select long-term fixed price construction contracts, based on magnitude of estimated costs to complete and the stage of completion of the contract. These estimates require management to make assumptions about future events and, as a result, a high degree of auditor judgment is involved in auditing these estimates.   Due to the factors above, auditing management’s estimates of costs to complete required extensive audit procedures.

Our audit procedures related to the evaluation of estimated costs at completion for fixed price construction contracts included the following, among others:

●	Tested the design, implementation, and operating effectiveness of controls that are designed to address the reasonableness of estimates of costs to complete fixed price contracts;
●	Evaluated the reasonableness of management’s estimates related to the cost to complete for fixed price contracts through testing of the key components of the estimated costs to complete, including, labor, materials, and subcontractor costs;
●	Agreed a sample of contract costs incurred to supporting documentation;
●	Performed inquiries of management and project personnel regarding facts and circumstances relevant to the accounting for a sample of such contracts;
●	Recalculated revenue recognition based on the percentage of completion;
●	Performed a retrospective review procedures to assess management’s historical ability to accurately estimate the transaction price and cost to complete of construction contracts.

Estimated realization of deferred income tax assets for net operating losses

As described in Notes 1 and 11 to the consolidated financial statements, the Company’s consolidated net deferred tax assets includes the value of net operating losses that management expects to realize before the net operating losses expire. In assessing the need for a valuation allowance, management estimates future taxable income by jurisdiction. Significant estimates are required in estimating future taxable income, the reversal of income tax liabilities, leading to significant judgment from management.

The principal considerations for our determination that performing procedures relating to the income tax valuation allowances on deferred tax assets is a critical audit matter are there was significant judgment by management when estimating future taxable income and reversal of income tax liabilities. This in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and in evaluating audit evidence relating to the realization of deferred income tax assets. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Our audit procedures related to the evaluation of management's estimates over the realization of deferred income tax assets included the following, among others:

●	Testing the design, implementation, and operating effectiveness of controls relating to the valuation allowances on deferred tax assets,
●	Testing underlying historical data used in calculating the cumulative book income (loss) subject to tax,
●	Assessing the reasonableness of management’s estimate of future book income, as adjusted for permanent income tax items, which included evaluating historical book income (loss) subject to tax, adjusted for the Company's increase in existing backlog.
●	Professionals with specialized skill and knowledge were used to assist in evaluating management’s analysis, including cumulative book income (loss) subject to tax.

/s/Crowe LLP

We have served as the Company's auditor since 2018.

Sherman Oaks, California

March 16, 2021

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	January 1,	December 27,
	2021	2019
Assets
Current assets:
Cash and cash equivalents	$28,405	$5,452
Accounts receivable, net of allowance for doubtful accounts of $2,127 and $1,147 at January 1, 2021 and December 27, 2019, respectively	60,403	57,504
Contract assets	62,426	101,418
Other receivables	6,405	4,845
Prepaid expenses and other current assets	5,564	6,254
Total current assets	163,203	175,473
Equipment and leasehold improvements, net	12,506	12,051
Goodwill	130,124	127,647
Right-of-use assets	20,130	22,297
Other intangible assets, net	64,256	76,837
Other assets	5,993	16,296
Deferred income taxes, net	14,111	9,312
Total assets	$410,323	$439,913
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$41,372	$34,000
Accrued liabilities	41,754	67,615
Contingent consideration payable	12,321	5,155
Contract liabilities	7,434	5,563
Notes payable	14,996	13,720
Finance lease obligations	248	375
Lease liability	5,844	5,550
Total current liabilities	123,969	131,978
Contingent consideration payable	2,999	4,891
Notes payable	98,178	116,631
Finance lease obligations, less current portion	236	191
Lease liability, less current portion	15,649	18,411
Other noncurrent liabilities	128	533
Total liabilities	241,159	272,635

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 40,000 shares authorized; 12,160 and 11,497 shares issued and outstanding at January 1, 2021 and December 27, 2019, respectively	122	115
Additional paid-in capital	149,014	132,547
Accumulated other comprehensive loss	(488)	(396)
Retained earnings	20,516	35,012
Total stockholders’ equity	169,164	167,278
Total liabilities and stockholders’ equity	$410,323	$439,913

See accompanying notes to consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share amounts)

	Fiscal Year
	2020	2019	2018
Contract revenue	$390,980	$443,099	$272,252

Direct costs of contract revenue (inclusive of directly related depreciation and amortization):
Salaries and wages	65,149	64,485	46,588
Subcontractor services and other direct costs	196,438	243,641	132,693
Total direct costs of contract revenue	261,587	308,126	179,281

General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	71,229	66,303	45,248
Facilities and facility related	10,481	8,568	5,600
Stock-based compensation	16,113	12,112	6,262
Depreciation and amortization	18,743	15,027	6,060
Other	29,054	23,600	17,030
Total general and administrative expenses	145,620	125,610	80,200
Income (loss) from operations	(16,227)	9,363	12,771

Other income (expense):
Interest expense, net	(5,068)	(4,900)	(700)
Other, net	1,626	193	90
Total other expense, net	(3,442)	(4,707)	(610)
Income (loss) before income taxes	(19,669)	4,656	12,161

Income tax (benefit) expense	(5,173)	(185)	2,131
Net income (loss)	(14,496)	4,841	10,030

Other comprehensive income (loss):
Net unrealized loss on derivative contracts	(92)	(396)	—
Comprehensive income (loss)	$(14,588)	$4,445	$10,030

Earnings (loss) per share:
Basic	$(1.23)	$0.43	$1.08
Diluted	$(1.23)	$0.41	$1.03

Weighted-average shares outstanding:
Basic	11,793	11,162	9,264
Diluted	11,793	11,766	9,763

See accompanying notes to consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

				Accumulated
			Additional	other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total
Balances at December 29, 2017	8,799	$88	$50,976	$—	$19,588	$70,652
Shares of common stock issued in connection with employee stock purchase plan	65	1	1,299	—	—	1,300
Shares of common stock issued in connection with incentive stock plan	85	1	667	—	—	668
Shares used to pay taxes on stock grants	—	—	(442)	—	—	(442)
Unregistered sales of equity securities and use of proceeds	(15)	—	—	—	—	—
Restricted Stock Awards	22	—	—	—	—	—
Stock issued to acquire businesses	2,012	20	55,246	—	—	55,266
Stock-based compensation expense	—	—	6,262	—	—	6,262
Net income	—	—	—	—	10,030	10,030
Cumulative effect from adoption of ASC 606	—	—	—	—	553	553
Balance at December 28, 2018	10,968	$110	$114,008	$—	$30,171	$144,289
Shares of common stock issued in connection with employee stock purchase plan	62	1	1,739	—	—	1,740
Shares of common stock issued in connection with incentive stock plan	115	1	930	—	—	931
Shares used to pay taxes on stock grants	(76)	(2)	(2,878)	—	—	(2,880)
Issuance of restricted stock award and units	213	2	(2)	—	—	—
Unregistered sales of stock	53	1	1,699	—	—	1,700
Stock issued to acquire businesses	162	2	4,939	—	—	4,941
Stock-based compensation expense	—	—	12,112	—	—	12,112
Net income	—	—	—	—	4,841	4,841
Net unrealized loss on derivative contracts	—	—	—	(396)	—	(396)
Balance at December 27, 2019	11,497	$115	$132,547	$(396)	$35,012	$167,278
Shares of common stock issued in connection with employee stock purchase plan	94	1	2,223	—	—	2,224
Shares of common stock issued in connection with incentive stock plan	119	1	1,081	—	—	1,082
Shares used to pay taxes on stock grants	(95)	(1)	(2,945)	—	—	(2,946)
Issuance of restricted stock award and units	545	6	(5)	—	—	1
Stock-based compensation expense	—	—	16,113	—	—	16,113
Net loss	—	—	—	—	(14,496)	(14,496)
Net unrealized gain on derivative contracts	—	—	—	(92)	—	(92)
Balance at January 1, 2021	12,160	$122	$149,014	$(488)	$20,516	$169,164

See accompanying notes to consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year
	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$(14,496)	$4,841	$10,030
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,743	15,472	6,211
Deferred income taxes, net	(5,209)	(209)	(2,890)
(Gain) loss on sale/disposal of equipment	(15)	(8)	(12)
Provision for doubtful accounts	1,330	1,051	470
Stock-based compensation	16,113	12,112	6,262
Accretion and fair value adjustments of contingent consideration	7,707	(302)	(1,426)
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts receivable	(4,229)	11,627	3,177
Contract assets	35,498	(34,598)	(11,539)
Other receivables	(1,192)	(2,714)	4,081
Prepaid expenses and other current assets	577	(343)	(154)
Other assets	9,955	(6,520)	(778)
Accounts payable	7,372	(6,294)	(1,583)
Accrued liabilities	(27,210)	16,761	(1,945)
Contract liabilities	1,871	315	(2,272)
Right-of-use assets	210	430	(64)
Net cash provided by operating activities	47,025	11,621	7,568
Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(5,076)	(6,637)	(2,105)
Proceeds from sale of equipment	17	45	59
Cash paid for acquisitions, net of cash acquired	—	(71,756)	(124,344)
Net cash used in investing activities	(5,059)	(78,348)	(126,390)
Cash flows from financing activities:
Payments on contingent consideration	(1,433)	(1,381)	(4,296)
Payments on notes payable	(205)	(1,842)	(477)
Payments on debt issuance costs	(327)	(709)	(1,300)
Proceeds from notes payable	1,140	—	1,805
Borrowings under term loan facility and line of credit	24,000	138,000	70,000
Repayments under term loan facility and line of credit	(42,000)	(78,000)	(2,500)
Principal payments on finance leases	(549)	(639)	(367)
Proceeds from stock option exercise	1,082	931	668
Proceeds from sales of common stock under employee stock purchase plan	2,224	1,740	1,300
Proceeds from equity raise	—	—	55,266
Shares used to pay taxes on stock grants	(2,946)	(2,880)	(442)
Restricted Stock Award and Units	1	—	—
Proceeds from unregistered sales of equity	—	1,700	—
Net cash provided by (used in) financing activities	(19,013)	56,920	119,657
Net increase (decrease) in cash and cash equivalents	22,953	(9,807)	835
Cash and cash equivalents at beginning of period	5,452	15,259	14,424
Cash and cash equivalents at end of period	$28,405	$5,452	$15,259
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$5,031	$4,169	$494
Income taxes	174	4,052	3,163
Supplemental disclosures of noncash investing and financing activities:
Loss on cash flow hedge valuations, net of tax	(92)	(396)	—
Contingent consideration related to business acquisitions	—	—	943
Other working capital adjustment	1,179	—	63
Equipment acquired under finance leases	467	661	462

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

Fiscal Years

The Company operates and reports its annual financial results based on 52 or 53-week periods ending on the Friday closest to December 31. The Company operates and reports its quarterly financial results based on the 13-week period ending on the Friday closest to June 30, September 30, and December 31 and the 13 or 14-week period ending on the Friday closest to March 31, as applicable. Fiscal year 2020, which ended on January 1, 2021, was comprised of 53 weeks, with the first quarter consisting of 14 weeks and the remaining quarters consisting of 13 weeks each. Fiscal year 2019, which ended on December 27, 2019, and fiscal year 2018, which ended on December 28, 2018, was comprised of 52 weeks, with all quarters presented consisting of 13 weeks. All references to years in the notes to consolidated financial statements represent fiscal years.

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

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

As of January 1, 2021 and December 27, 2019, the carrying amounts of the Company's cash and cash equivalents, accounts receivable, contract assets, other receivables, prepaid expenses and other current assets, accounts payable, accrued liabilities and contract liabilities, approximate their fair values because of the relatively short period of time between the origination of these instruments and their expected realization or payment. The carrying amounts of debt obligations approximate their fair values since the terms are comparable to terms currently offered by local lending institutions for loans of similar terms to companies with comparable credit risk.

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

As of January 1, 2021, the Company had one VIE — Genesys Engineering, P.C. (“Genesys”). Pursuant to New York law, the Company does not own capital stock of Genesys and does not have control over the professional decision making of Genesys’s engineering services. The Company, however, has entered into an administrative services agreement with Genesys pursuant to which WES, the Company’s wholly-owned subsidiary, will provide Genesys with ongoing administrative, operational and other non-professional support services. The Company manages Genesys and has the power to direct the activities that most significantly impact Genesys’s performance, in addition to being obligated to absorb expected losses from Genesys. Accordingly, the Company is the primary beneficiary of Genesys and consolidates Genesys as a VIE.

Management also concluded there is no noncontrolling interest related to the consolidation of Genesys because management determined that (i) the shareholder of Genesys does not have more than a nominal amount of equity

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Segment Information

The Company presents segment information externally consistent with the manner in which the Company’s chief operating decision maker reviews information to assess performance and allocate resources. The Company’s two segments are (i) Energy, and (ii) Engineering and Consulting.

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

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Retainage, included in contract assets, represents amounts withheld from billings to the Company’s clients pursuant to provisions in the contracts and may not be paid to the Company until specific tasks are completed or the

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

project is completed and, in some instances, for even longer periods. At January 1, 2021 and December 27, 2019, contract assets included retainage of approximately $6.2 million and $5.4 million, respectively.

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

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 require, among other things, that lessees recognize the following for all leases (unless a policy election is made by class of underlying asset to exclude short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or the direct use of, a specified asset for the lease term. The FASB issued ASU 2018-11 on July 30, 2018, which allows entities to apply the provisions of ASC 842 at the effective date without adjusting comparative periods.

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

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

During each fiscal year, management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize existing deferred tax assets. For fiscal years 2020 and 2019,

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

the Company ultimately determined that it was more-likely-than-not that the entire California net operating loss will not be utilized prior to expiration. Significant pieces of objective evidence evaluated included the Company’s history of utilization of California net operating losses in prior years for each of the Company’s subsidiaries, as well as the Company’s forecasted amount of net operating loss utilization for certain members of the combined group. As a result, at the end of fiscal years 2020 and 2019, the Company recorded a valuation allowance in the amount of $86,000, for each year, related to California net operating losses.

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

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Health and Safety

In response to the Covid-19 pandemic, the Company has taken, and will continue to take, temporary precautionary measures intended to help minimize the risk of Covid-19 to its employees, including requiring the majority of its employees to work remotely, suspending non-essential travel and restricting in-person work-related meetings. The Company expects to continue to implement these measures until it determines that the Covid-19 pandemic is adequately contained for purposes of its business, and may take further actions as government authorities require or recommend or as it determines to be in the best interests of its employees, customers, business partners and third-party service providers.

Financial Position and Results of Operations

The Covid-19 pandemic and efforts to limit its spread negatively impacted the Company’s business during its fiscal year 2020. In California and New York, the states in which the Company has historically derived a majority of its revenue, mandatory shutdown orders were issued in March 2020. In New York, phased re-openings began in June 2020 and the Company’s business in New York has been improving since and all of its New York utility programs have restarted. In California, phased re-openings began in May 2020, followed by periods of curtailments as a result of resurgences of Covid-19 cases, and subsequent re-openings. As a result, the most significant pandemic related impacts to the Company’s business are now occurring in California to its direct install business.

In the Energy segment, the Company has experienced, and expects to continue to experience, a negative impact on its direct install programs that serve small businesses as a result of restrictions put in place by governmental authorities that have required temporary shutdowns of all “non-essential” businesses. In fiscal year 2019, the Company derived approximately 40% of its gross revenue from its direct install programs that serve small businesses, and a significant portion of the Company’s direct install work on these programs was suspended for varying periods of time during fiscal year 2020. With the exception of the direct install programs in California, phased re-openings have continued to progress since the second quarter of 2020. The Company’s other programs, which generated approximately 60% of our revenue in fiscal 2019, are either businesses that have been determined to be “essential” by government authorities or have continued to progress during the pandemic.

In the Engineering and Consulting segment, the Company’s revenues have been less affected by Covid-19 than the revenues in the Energy Segment. The services in this segment have generally been deemed “essential” by the government and have continued to operate while abiding social distancing measures.

As of March 15, 2021, though some of the Company’s work has been suspended as a result of the Covid-19 pandemic and efforts to limit its spread, none of its contracts have been cancelled and proposal activities for new programs have continued to advance. The Company estimates that pandemic related slowdowns and work suspensions reduced the fiscal 2020 revenue by approximately 20% from its planned pre-pandemic levels for 2020.

In response to the Covid-19 pandemic and efforts to prevent its spread, the Company began taking a number of steps during the first quarter of fiscal 2020 aimed at preserving liquidity and positioning itself to resume its growth trajectory after work restrictions are lifted. These steps include:

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

●	Executing a reduction in workforce, primarily through an unpaid furlough, impacting approximately 300 members of the Company’s staff. The largest reductions were a result of government-mandated work restrictions impacting the Company’s direct install programs in California and New York. During the Company’s second fiscal quarter, furloughed employees began to return to work as government authorities began lifting restrictions through phased re-openings and, by the end of the third fiscal quarter, the majority of the Company’s furloughed employees had returned to work;

●	A temporary freeze on all non-critical spending for travel, capital expenditures, and other discretionary expenses;

●	A temporary cash wage reduction for salaried employees, ranging from 0% for lower salary bands up to 75% for senior management, all of which had been restored by the end of July 2020;

●	Suspension of cash fees for the Company’s Board of Directors, which was lifted during the third fiscal quarter;

●	Implementing a temporary hiring freeze; and

●	Amending the Company’s credit facility for increased flexibility.

The Company believes that its financial position is sufficiently flexible to enable it to maneuver in the current economic environment. Throughout the fiscal year 2020, the Company enhanced liquidity by minimizing working capital and significantly improving cash collections. In addition, in May 2020, the Company amended its credit facility to temporarily modify, among other things, certain covenants to increase its financial flexibility. Combined with availability under its credit facilities, the Company believes its enhanced liquidity position provides a cushion against liquidity disruptions.

Asset and liability valuation and other estimates used in preparation of financial statements

As of January 1, 2021, the Company did not have any impairment with respect to its goodwill or long-lived assets, including intangible assets. Because the full extent and duration of the impact of the Covid-19 outbreak and efforts to slow its spread are unknown at this time, they could, under certain circumstances, cause impairment and result in a non-cash impairment charge being recorded in future periods.

Changes to the estimated future profitability of the business may require that the Company establish an additional valuation allowance against all or some portion of its net deferred tax assets.

Impact on Clients and Subcontractors and Other Risks

The Company primarily work for utilities, municipalities and other public agencies. The Company expects many governmental and other public agencies could have significant budget shortfalls for 2020 and potentially beyond as a result of the economic slowdown from the measures taken to mitigate the Covid-19 pandemic. Although none of the Company’s contracts with governmental or other public agencies were materially modified during fiscal year 2020, these potential budget deficits could result in delayed funding for existing contracts with the Company, postponements of new contracts or price concessions. Further, most of the Company’s clients are not committed to purchase any minimum amount of the Company’s services, as the Company’s agreements with them are based on a “purchase order” model. As a result, they may discontinue utilizing some or all of the Company’s services with little or no notice.

In addition, the Company relies on subcontractors and material suppliers to complete a substantial portion of the work, especially in the Company’s Energy segment. If the Company’s significant subcontractors and material suppliers suffer significant economic harm and must limit or cease operations or file for bankruptcy as a result of the current economic slowdown, the Company’s subcontractors and material suppliers may not be able to fulfill their contractual

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

obligations satisfactorily and the Company may not have the ability to select its subcontractors and material suppliers of choice for new contracts. If the Company’s subcontractors and material suppliers are not able to fulfill their contractual obligations, it could result in a significant increase in costs for the Company to complete the projects or cause significant delays to the realization of revenues under those projects. The ultimate impact of Covid-19 on the Company’s financial condition and results of operations will depend on all of the factors noted above, including other factors that the Company may not be able to forecast at this time. See the risk factor “The Covid-19 pandemic and health and safety measures intended to slow its spread have adversely affected, and may continue to adversely affect, our business, results of operations and financial condition.” under Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K. While Covid-19 has had, and the Company expects it to continue to have, an adverse effect on the Company’s business, financial condition and results of operations, the Company is unable to predict the extent or duration of these impacts at this time.

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

Accounting Pronouncements Recently Issued

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). ASU 2020-04 provides optional expedients and exceptions for applying U.S. GAAP to contract modifications and hedging relationships that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04 provides, among other things, guidance that modifications of contracts within the scope of Topic 470, Debt, should be accounted for by prospectively adjusting the effective interest rate; modifications of contracts within the scope of Topic 840, Leases, should be accounted for as a continuation of the existing contract; and, changes in the critical terms of hedging relationships, caused by reference rate reform, should not result in the de-designation of the instrument, provided certain criteria are met. In January 2021, the FASB issued ASU No. 2021-01, “Reference Rate Reform (Topic 848) - Scope” (“ASU 2021-01”). ASU 2021-01 clarifies the scope and application of ASU 2020-04 and permits entities, among other things, to elect certain optional expedients and exceptions when accounting for derivative contracts and certain hedging relationships affected by changes in the interest rates used for discounting cash flows. The Company’s exposure to LIBOR rates includes its credit facilities and swap agreement. The amendments are effective as of March 12, 2020 through December 31, 2022. Adoption is permitted at any time. The Company is currently evaluating the impact this update will have on its Consolidated Financial Statements.

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”). ASU 2019-12 amends the accounting for income taxes by, among other things, removing: (i) The exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items (for example, discontinued operations or other comprehensive income); (ii) The exception to the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment; (iii) The exception to the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary; and (iv) The exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, which for the Company is the first quarter of fiscal 2021. The Company is currently evaluating the impact this update will have on its Consolidated Financial Statements.

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. SUPPLEMENTAL FINANCIAL STATEMENT DATA

Accounts Receivable

Accounts receivable consisted of the following:

	January 1,	December 27,
	2021	2019
	(in thousands)
Billed	$62,530	$58,651
Unbilled (1)	56,262	96,041
Contract retentions	6,164	5,377
Other assets (2)	4,524	14,075
	129,480	174,144
Allowance for doubtful accounts	(2,127)	(1,147)
	$127,353	$172,997

(1)	Unbilled portion represents contract assets which is presented separately from accounts receivable on the consolidated balance sheets.
(2)	Other assets represents a portion of receivables greater than one year from the normal course of business presented separately from current assets on the consolidated balance sheets.

The movements in the allowance for doubtful accounts consisted of the following:

	Fiscal Year
	2020	2019	2018
	(in thousands)
Balance as of the beginning of the year	$1,147	$442	$369
(Recovery of) provision for doubtful accounts	1,329	1,051	470
Write-offs of uncollectible accounts	(388)	(346)	(397)
Fair value adjustment	39	—	—
Balance as of the end of the year	$2,127	$1,147	$442

Billed accounts receivable represent amounts billed to clients that have yet to be collected. Unbilled accounts receivable represent revenue recognized, but not yet billed, pursuant to contract terms or accounts billed after the period end. Substantially all unbilled receivables as of January 1, 2021 and December 27, 2019 are, or were expected to be, billed and collected within twelve months of such date. Contract retentions represent amounts invoiced to clients where payments have been withheld pending the completion of certain milestones, other contractual conditions or upon the completion of the project. These retention agreements vary from project to project and could be outstanding for several months.

Allowances for doubtful accounts have been determined through specific identification of amounts considered to be uncollectible and potential write-offs, plus a non-specific allowance for other amounts for which some potential loss has been determined to be probable based on current and past experience.

Consolidated Edison of New York accounted for 31% of the Company’s outstanding receivables as of January 1, 2021. The Los Angeles Department of Water and Power (“LADWP”) accounted for 16% of the Company’s outstanding receivables as of December 27, 2019.

From time to time, in connection with factoring agreements, the Company sells trade accounts receivable without recourse to third party purchasers in exchange for cash. During 2020 and 2019, the Company sold trade accounts receivable and received cash proceeds of $10.6 million and $4.9 million, respectively. The discounts on the trade accounts receivable sold during 2020 were $1.7 million and the discounts on the trade accounts receivable sold during

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2019 were not material. Discounts on the trade accounts receivable were recorded within “Other, net” in other income (expense) in the consolidated financial statements.

Equipment and Leasehold Improvements

Equipment and leasehold improvements were as follows:

	January 1,	December 27,
	2021	2019
	(in thousands)
Furniture and fixtures	$4,088	$4,614
Computer hardware and software	18,047	14,789
Leasehold improvements	2,994	2,410
Equipment under finance leases	2,370	1,957
Automobiles, trucks, and field equipment	3,216	3,564
Subtotal	30,715	27,334
Accumulated depreciation and amortization	(18,209)	(15,283)
Equipment and leasehold improvements, net	$12,506	$12,051

Depreciation expense of equipment and leasehold improvements totaled $5.0 million, $3.4 million, and $1.6 million in fiscal years 2020, 2019, and 2018, respectively.

Included in accumulated depreciation and amortization is $0.6 million, $0.5 million and $0.4 million of amortization expense related to equipment held under finance leases in fiscal years 2020, 2019, and 2018, respectively.

Accrued Liabilities

Accrued liabilities were as follows:

	January 1,	December 27,
	2021	2019
	(in thousands)
Accrued subcontractor costs	$19,124	$45,366
Other	11,981	4,630
Accrued bonuses	5,211	7,756
Employee withholdings	2,768	3,463
Compensation and payroll taxes	1,983	3,286
Paid leave bank	687	3,114
Total accrued liabilities	$41,754	$67,615

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

On January 31, 2019, the Company entered into an interest rate swap agreement that the Company designated as cash flow hedge to fix the variable interest rate on a portion of the Company’s 2018 Term Loan Facility. The interest rate swap agreement total notional amount of $35.0 million, has a fixed annual interest rate of 2.47% and expires on January 31, 2022. As of January 1, 2021, the effective portion of the Company’s interest rate swap agreement designated as a cash flow hedge before tax effects was $0.7 million, of which no amounts were reclassified from accumulated other comprehensive income to interest expense in fiscal 2020. The Company expects to reclassify $0.5 million from accumulated other comprehensive income to interest expense within the next twelve months.

The fair values of the Company’s outstanding derivatives designated as hedging instruments were as follows:

		Fair Value of Derivative
		Instruments as of
	Balance Sheet Location	January 1, 2021	December 27, 2019
		(in thousands)
Interest rate swap agreement	Accrued liabilities	$(624)	$(241)
Interest rate swap agreement	Other noncurrent (liabilities) assets	$(48)	$(306)

The impact of the effective portions of derivative instruments in cash flow hedging relationships and fair value relationships on other comprehensive income was $0.7 million for the year ended January 1, 2021.

The accumulated balances and reporting period activities for the year ended January 1, 2021 related to reclassifications out of accumulated other comprehensive income (loss) are summarized as follows:

	Gain (Loss) on	Accumulated Other
	Derivative Instruments	Comprehensive Loss
	(in thousands)
Balances at December 28, 2018	$—	$—
Other comprehensive loss before reclassifications	(546)	(546)
Amounts reclassified from accumulated other comprehensive income:
Income tax benefit (expense) related to derivative instruments	150	150
Net current-period other comprehensive loss	(396)	(396)
Balances at December 27, 2019	$(396)	$(396)
Other comprehensive loss before reclassifications	(126)	(126)
Amounts reclassified from accumulated other comprehensive income:
Income tax benefit (expense) related to derivative instruments	34	34
Net current-period other comprehensive loss	(488)	(488)
Balances at January 1, 2021	$(488)	$(488)

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. DEBT OBLIGATIONS

Debt obligations, excluding obligations under finance leases (see Note 7, Leases, below), consisted of the following:

	January 1,	December 27,
	2021	2019
	(in thousands)
Outstanding borrowings on Term A Loan	$85,000	$95,000
Outstanding borrowings on Revolving Credit Facility	—	5,000
Outstanding borrowings on Delayed Draw Term Loan	27,000	30,000
Other debt agreements	1,996	1,060
Total debt	113,996	131,060
Issuance costs and debt discounts	(822)	(709)
Subtotal	113,174	130,351
Less current portion of long-term debt	14,996	13,720
Long-term debt portion	$98,178	$116,631

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

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

During the Covenant Relief Period, borrowings under the Credit Agreement bear interest (A) from March 5, 2020 until the date of the Third Amendment, at a rate equal to one-month LIBOR plus 2.0%, (B) from the date of the Third Amendment until the date the administrative agent received the Company’s financial statements for the quarter ended July 3, 2020, at a rate equal to one-month LIBOR, plus an applicable margin of 1.50% with respect to Base Rate borrowings and 2.50% with respect to LIBOR borrowings and (C) at all other times during the Covenant Relief Period, at a rate equal to either, at the Company’s option, (i) the highest of the prime rate, the Federal Funds Rate plus 0.5% or one-month LIBOR plus 1.00% or (ii) one-month LIBOR, in each case plus an applicable margin ranging from 0.125% to 1.50% with respect to Base Rate borrowings and 1.125% to 2.50% with respect to LIBOR borrowings, depending on the Leverage Ratio; provided, that one-month LIBOR shall not be less than 0.75% during the Covenant Relief Period. During the Covenant Relief Period, the Company will pay a commitment fee for the unused portion of the Revolving Credit Facility and the delayed draw term loan facility, which ranges from 0.15% to 0.45% per annum depending on the Leverage Ratio, and fees on the face amount of any letters of credit outstanding under the Revolving Credit Facility, which range from 0.84% to 2.50% per annum, in each case, depending on whether such letter of credit is a performance or financial letter of credit and the Leverage Ratio.

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

The Term A Loan issuance costs are amortized to interest expense over the term of the loan, and as of January 1, 2021, issuance costs of $0.8 million remained unamortized. The Delayed Draw Term Loan and Revolving Credit Facility issuance cost of $0.6 million are included in assets in the accompanying condensed consolidated balance sheets.

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

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company believes that, as of January 1, 2021, it was in compliance with all covenants contained in the Credit Agreement, as amended by the Third Amendment.

As of January 1, 2021, the Company’s composite interest rate, exclusive of the effects of upfront fees, undrawn fees and issuance cost amortization, was 2.8% and $2.7 million in letters of credit were issued.

Other Debt Agreements

Insurance Premiums

The Company’s annual commercial insurance policy protection package renews in the fourth quarter of every year. From time to time, the Company will finance insurance premiums by entering into unsecured notes payable with insurance companies.

During the Company’s annual insurance renewals in the fourth quarter of its fiscal year ended January 1, 2021, the Company elected to finance its insurance premiums for the 2021 fiscal year with a note payable bearing interest at an annual rate of 2.75%, payable in monthly principal and interest installments of $0.2 million through August 2021. As of January 1, 2021, the unpaid balance of the financed premiums totaled $1.1 million. During the Company’s annual insurance renewals in the fourth quarter of its year ended December 27, 2019, the Company did not finance any of its insurance premiums for the 2020 fiscal year.

Software Agreements

The Company has also financed, from time to time, software costs by entering into unsecured notes payable with software providers. During the fiscal year ended December 28, 2018, the Company elected to finance its IBM software costs of $0.2 million with a note payable bearing interest at an annual rate of 4.656%, payable in monthly principal and interest installments of $6,315 through November 2021. As of January 1, 2021, and December 27, 2019, the unpaid balance related to the IBM software agreement totaled $57,000 and $133,000, respectively.

Utility Customer Agreement

In connection with the acquisition of substantially all of the assets of Onsite Energy, the Company assumed a contract dispute settlement agreement between Onsite Energy and one of its utility customers dated December 20, 2018 (the “Utility Customer Agreement”) where Onsite Energy agreed to pay $1.7 million, bearing interest at an imputed annual rate of 4.332%, payable in quarterly principal and interest installments through June 2021. As of January 1, 2021 and December 27, 2019, the unpaid balance of the Utility Customer Agreement totaled $0.8 million and $0.9 million, respectively.

Future Debt Payments

The following table summarizes the combined principal installments for the Company’s debt obligations, excluding capital leases, over the next five years and beyond, as of January 1, 2021:

Fiscal Year:
2021	14,996
2022	13,000
2023	13,000
2024	73,000
Total debt maturities	113,996
Issuance costs and debt discounts	(822)
Net carrying value	$113,174

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. GOODWILL AND OTHER INTANGIBLE ASSETS

As of January 1, 2021, the Company had $130.1 million of goodwill, which primarily relates to the Energy segment and the acquisitions within this segment of E3, Inc., Lime Energy, NAM, Integral Analytics and Abacus Resource Management Company (“Abacus”) and substantially all of the assets of Onsite Energy, The Weidt Group, Genesys and 360 Energy Engineers, LLC (“360 Energy”). The remaining goodwill relates to the Engineering and Consulting reporting segment and the acquisition within this segment of Economists LLC.

The changes in the carrying value of goodwill by reporting unit were as follows:

	December 27,	Additional	Additions /	January 1,
	2019	Purchase Cost	Adjustments	2021
	(in thousands)
Reporting Unit:
Energy	$126,898	$—	$2,477	$129,375
Engineering and Consulting	749	—	—	749
	$127,647	$—	$2,477	$130,124

	December 28,	Additional	Additions /	December 27,
	2018	Purchase Cost	Adjustments	2019
	(in thousands)
Reporting Unit:
Energy	$96,999	$39,690	$(9,791)	$126,898
Engineering and Consulting	749			749
	$97,748	$39,690	$(9,791)	$127,647

The Company tests its goodwill at least annually for possible impairment. The Company completes its annual testing of goodwill as of the last day of the first month of its fourth fiscal quarter each year to determine whether there is impairment. In addition to the Company’s annual test, it regularly evaluates whether events and circumstances have occurred that may indicate a potential impairment of goodwill, including the current economic impact caused by the Covid-19 pandemic. No impairment was recorded in any year during the three-year period ended January 1, 2021.

The gross amounts and accumulated amortization of the Company’s acquired identifiable intangible assets with finite useful lives, included in other intangible assets, net in the accompanying consolidated balance sheets, were as follows:

	January 1, 2021		December 27, 2019
	Gross	Accumulated	Gross	Accumulated	Amortization
	Amount	Amortization	Amount	Amortization	Period
					(in years)
Finite:
Backlog	$7,944	$6,249	$7,134	$3,763	1.0
Tradename	15,911	6,984	13,351	4,882	2.5	-	6.0
Non-compete agreements	1,420	1,390	2,320	1,384	4.0	-	5.0
Developed technology	15,500	6,107	14,620	3,227	8.0
Customer relationships	58,149	14,248	60,733	8,065	5.0	-	8.0
Total finite intangible assets	$98,924	$34,978	$98,158	$21,321
In-process research and technology (1)	310	—	—	—
Total intangible assets	$99,234	$34,978	$98,158	$21,321

(1)	In-process research and technology is not amortized until put into use.

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The Company’s amortization expense for acquired identifiable intangible assets with finite useful lives was $13.7 million, $11.6 million and $4.5 million for the fiscal years 2020, 2019 and 2018, respectively.

Estimated amortization expense for acquired identifiable intangible assets for fiscal year 2021 and the succeeding years is as follows:

Future Intangible Asset
Amortization expense
(in thousands)
Fiscal year:
2021	11,543
2022	11,227
2023	9,928
2024	6,806
2025	6,235
Thereafter	18,517
$64,256

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7. LEASES

The Company leases certain office facilities under long-term, non-cancellable operating leases that expire at various dates through the year 2027. In addition, the Company is obligated under finance leases for certain furniture and office equipment that expire at various dates through the year 2023.

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

From time to time, the Company enters into non-cancelable leases for some of our facility and equipment needs. These leases allow the Company to conserve cash by paying a monthly lease rental fee for the use of facilities and equipment rather than purchasing them. The Company’s leases have remaining terms ranging from one to eight years, some of which may include options to extend the leases for up to five years, and some of which may include options to terminate the leases within one year. Currently, all of the Company’s leases contain fixed payment terms. The Company may decide to cancel or terminate a lease before the end of its term, in which case we are typically liable to the lessor for the remaining lease payments under the term of the lease. Additionally, all of our month-to-month leases are cancelable by the Company or the lessor, at any time, and are not included in our right-of-use asset or lease liability. As of January 1, 2021, the Company had no leases with residual value guarantees. Typically, the Company has purchase options on the equipment underlying its long-term leases. The Company may exercise some of these purchase options when the need for equipment is on-going and the purchase option price is attractive. Nonperformance-related default covenants, cross-default provisions, subjective default provisions and material adverse change clauses contained in material lease agreements, if any, are also evaluated to determine whether those clauses affect lease classification in accordance with “ASC” Topic 842-10-25. Leases are accounted for as operating or financing leases, depending on the terms of the lease.

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

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following is a summary of the lease expense:

	Fiscal Year
	2020	2019
	(in thousands)
Operating lease cost	$7,031	$5,053
Finance lease cost:
Amortization of assets	589	509
Interest on lease liabilities	29	36
Total net lease cost	$7,649	$5,598

The following is a summary of lease information presented on the Company’s consolidated balance sheet:

	January 1,	December 27,
	2021	2019
	(in thousands)
Operating leases:
Right-of-use assets	$20,130	$22,297

Lease liability	$5,844	$5,550
Lease liability, less current portion	15,649	18,411
Total lease liabilities	$21,493	$23,961

Finance leases (included in equipment and leasehold improvements, net):
Equipment and leasehold improvements, net	$2,370	$1,957
Accumulated depreciation	(1,826)	(1,291)
Total equipment and leasehold improvements, net	$544	$666

Finance lease obligations	$248	$375
Finance lease obligations, less current portion	236	191
Total finance lease obligations	$484	$566

Weighted average remaining lease term (in years):
Operating Leases	4.40	4.59
Finance Leases	2.02	1.47

Weighted average discount rate:
Operating Leases	4.44%	5.14%
Finance Leases	3.74%	4.80%

Rent expense for fiscal years 2020, 2019, and 2018 was $7.6 million, and $6.2 million, and $4.5 million, respectively.

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following is a summary of other information and supplemental cash flow information related to finance and operating leases:

	Fiscal Year
	2020	2019

	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$6,972	$5,151
Operating cash flow from finance leases	29	36
Financing cash flow from finance leases	549	639

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$3,186	$4,918

The following is a summary of the maturities of lease liabilities as of January 1, 2021:

	Operating	Finance
	(in thousands)
Fiscal year:
2021	$6,645	$261
2022	5,818	172
2023	3,983	54
2024	2,611	14
2025	2,088	2
2026 and thereafter	2,489	—
Total lease payments	$23,634	$503
Less: Imputed interest	(2,141)	(19)
Total lease obligations	21,493	484
Less: Current obligations	5,844	248
Noncurrent lease obligations	$15,649	$236

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

The Company made matching contributions of $1.5 million, $2.0 million, and $1.1 million during fiscal years 2020, 2019 and 2018, respectively.

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

As of January 1, 2021, the Company had one VIE — Genesys.

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. SEGMENT AND GEOGRAPHICAL INFORMATION

Segment Information

The Company’s two segments are Energy and Engineering and Consulting, and the Company’s chief operating decision maker, which continues to be its chief executive officer, receives and reviews financial information in this format.

There were no intersegment sales in any of the three fiscal years ended January 1, 2021. The Company’s chief operating decision maker evaluates the performance of each segment based upon income or loss from operations before income taxes. Certain segment asset information including expenditures for long-lived assets has not been presented as it is not reported to or reviewed by the chief operating decision maker. In addition, enterprise-wide service line contract revenue is not included as it is impracticable to report this information for each group of similar services.

Financial information with respect to the reportable segments and reconciliation to the amounts reported in the Company’s consolidated financial statements follows:

		Engineering	Unallocated		Consolidated
	Energy	& Consulting	Corporate	Intersegment	Total
	(in thousands)
Fiscal Year 2020
Contract revenue	$324,178	$66,802	$—	$—	$390,980
Depreciation and amortization	17,666	1,077	—	—	18,743
Interest expense	32	—	5,036	—	5,068
Segment profit (loss) before income tax expense	(9,963)	9,500	(19,206)	—	(19,669)
Income tax (benefit) expense	(2,621)	2,499	(5,051)	—	(5,173)
Net income (loss)	(7,343)	7,002	(14,155)	—	(14,496)
Segment assets (1)	337,739	21,796	73,918	(23,130)	410,323
Fiscal Year 2019
Contract revenue	$370,715	$72,384	$—	$—	$443,099
Depreciation and amortization	13,703	1,324	—	—	15,027
Interest expense	32	—	4,868	—	4,900
Segment profit (loss) before income tax expense	11,971	8,839	(16,154)	—	4,656
Income tax (benefit) expense	3,308	2,442	(5,935)	—	(185)
Net income (loss)	8,664	6,397	(10,220)	—	4,841
Segment assets (1)	392,362	23,682	46,999	(23,130)	439,913
Fiscal Year 2018
Contract revenue	$196,833	$75,419	$—	$—	$272,252
Depreciation and amortization	5,274	786	—	—	6,060
Interest expense	312	388	—	—	700
Segment profit before income tax expense	8,959	7,589	(4,387)	—	12,161
Income tax expense (benefit)	1,570	1,330	(769)	—	2,131
Net income (loss)	7,390	6,259	(3,619)	—	10,030
Segment assets (1)	252,124	20,402	51,515	(23,130)	300,911
(1)	Segment assets are presented net of intercompany receivables.

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables provides information about disaggregated revenue by contract type, client type and geographical region:

	2020
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$47,912	$53,840	$101,752
Unit-based	170,991	9,195	180,186
Fixed price	105,275	3,767	109,042
Total	$324,178	$66,802	$390,980

Client Type
Commercial	$36,212	$5,155	$41,367
Government	93,821	61,412	155,233
Utilities	194,145	235	194,380
Total	$324,178	$66,802	$390,980

Geography (1)
Domestic	$324,178	$66,802	$390,980

	2019
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$18,625	$54,560	$73,185
Unit-based	272,978	14,391	287,369
Fixed price	79,112	3,433	82,545
Total	$370,715	$72,384	$443,099

Client Type
Commercial	$39,311	$4,895	$44,206
Government	57,020	67,049	124,069
Utilities	274,384	440	274,824
Total	$370,715	$72,384	$443,099

Geography (1)
Domestic	$370,715	$72,384	$443,099

	2018
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$13,790	$59,744	$73,534
Unit-based	113,749	13,300	127,049
Fixed price	69,294	2,375	71,669
Total	$196,833	$75,419	$272,252

Client Type
Commercial	$20,715	$4,882	$25,597
Government	62,897	70,091	132,988
Utilities	113,221	446	113,667
Total	$196,833	$75,419	$272,252

Geography (1)
Domestic	$196,833	$75,419	$272,252
(1)	Revenue from our foreign operations were immaterial for fiscal years 2020 and 2019. For fiscal year 2018, we did not have any foreign revenues.

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following sets forth the assets that are included in Unallocated Corporate as of January 1, 2021 and December 27, 2019.

	2020	2019
	(in thousands)
Assets:
Cash and cash equivalents	$28,405	$5,452
Accounts Receivable, net	(4,845)	(108)
Prepaid expenses	2,422	1,912
Intercompany receivables	691,440	125,126
Goodwill	2	2
Other receivables	4,409	3,915
Equipment and leasehold improvements, net	1,585	1,637
Investments in subsidiaries	26,576	23,130
ROU Assets	809	1,141
Other	444	606
Deferred income taxes	14,111	9,312
	$765,358	$172,125

Geographical Information

Substantially all of the Company’s consolidated revenue was derived from its operations in the U.S. In connection with the Company’s acquisition of E3, Inc. in October 28, 2019, the Company expanded its operations into Canada. Revenues from the Company’s Canadian operations were not material for fiscal years 2020 and 2019.

Customer Concentration

For fiscal years 2020, 2019, and 2018, the Company’s top 10 customers accounted for 48.0%, 50.6%, and 56.9%, respectively, of the Company’s consolidated contract revenue. During fiscal years 2020, 2019, and 2018, the Company had individual customers that accounted for more than 10% of its consolidated contract revenues. For fiscal year 2020, the Company derived 10.2% of its consolidated contract revenue from one customer, Los Angeles Department of Water and Power. For fiscal year 2019, the Company derived 29.1% of its consolidated contract revenue from two customers, Consolidated Edison of New York and the Los Angeles Department of Water and Power. For fiscal year 2018, the Company derived 19.0% of its consolidated contract revenue from one customer, Consolidated Edison of New York.

On a segment basis, the Company also had individual customers that accounted for more than 10% of its segment contract revenues. For fiscal year 2020, the Company derived 22.5% of its Energy segment revenues from two customers, Los Angeles Department of Water and Power and The Dormitory Authority State of New York (“DASNY”), and it derived 18.2% of its Engineering and Consulting segment revenues from one customer, the City of Elk Grove. For fiscal year 2019, the Company derived 34.7% of its Energy segment revenues from two customers, Consolidated Edison of New York and the Los Angeles Department of Water and Power, and it derived 25.0% of its Engineering and Consulting segment revenues from one customer, the City of Elk Grove. For 2018, the Company derived 18.5% of its Energy segment revenues from one customer, Consolidated Edison of New York, and it derived 10% of its Engineering and Consulting segment revenues from three customers, the City of Elk Grove, City of Long Beach and Ygrene.

The Company’s largest clients are based in California and New York. In fiscal year 2020, 2019, and 2018, services provided to clients in California accounted for 37.0%, 41.1%, and 35.0%, respectively, of the Company’s contract revenue and services provided to clients in New York accounted for 19.2%, 27.2%, and 29.0%, respectively, of the Company’s contract revenue.

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10. SHAREHOLDERS’ EQUITY

Stock Incentive Plans

As of January 1, 2021, the Company had two share-based compensation plans, which are described below. The Company may no longer grant awards under the 2006 Stock Incentive Plan.

2006 Stock Incentive Plan

In June 2006, the Company’s board of directors adopted the 2006 Stock Incentive Plan (“2006 Plan”) and it received stockholder approval. The Company re-submitted the 2006 Plan to its stockholders for post-IPO approval at the 2007 annual meeting of the stockholders and it was approved. The 2006 Plan terminated in June 2016 and no additional awards were granted under the 2006 Plan after the Company’s shareholders approved the 2008 Plan (as defined below) in June 2008. The 2006 Plan had 300,000 shares of common stock reserved for issuance to the Company’s directors, executives, officers, employees, consultants and advisors. Approximately 70,333 shares that were available for award grant purposes under the 2006 Plan have become available for grant under the 2008 Plan following shareholder approval of the 2008 Plan. Options granted under the 2006 Plan could be “non-statutory stock options” which expire no more than 10 years from the date of grant or “incentive stock options” as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). Upon exercise of non-statutory stock options, the Company is generally entitled to a tax deduction on the exercise of the option for an amount equal to the excess over the exercise price of the fair market value of the shares at the date of exercise. The Company is generally not entitled to any tax deduction on the exercise of an incentive stock option.

As of January 1, 2021, there were no outstanding stock options under the 2006 Plan.

Amended and Restated 2008 Performance Incentive Plan

In March 2008, the Company’s board of directors adopted the 2008 Performance Incentive Plan (“2008 Plan”), and it received stockholder approval at the 2008 annual meeting of the stockholders in June 2008. The 2008 Plan was originally set to terminate on April 17, 2027 but received a ten-year extension at the 2019 annual meeting of the stockholders. The 2008 Plan is currently scheduled to expire on April 18, 2029. The 2008 Plan initially had 450,000 shares of common stock reserved for issuance (not counting any shares originally available under the 2006 Plan that “poured over.”) At the 2010, 2012, 2016, 2017, 2019 annual meetings of the stockholders, the stockholders approved 350,000, 500,000, 500,000, 875,000 and 955,000 share increases, respectively, to the 2008 Plan. The maximum number of shares of the Company’s common stock that may be issued or transferred pursuant to awards under the 2008 Plan can also be increased by any shares subject to stock options granted under the 2006 Plan and outstanding as of June 9, 2008 which expire, or for any reason are cancelled or terminated, after June 9, 2008 without being exercised. The 2008 Plan currently has 161,000 shares of common stock reserved for issuance. Awards authorized by the 2008 Plan include stock options, stock appreciation rights, restricted stock, stock bonuses, stock units, performance stock, and other share-based awards. No participant may be granted an option to purchase more than 300,000 shares in any fiscal year. Options generally may not be granted with exercise prices less than fair market value at the date of grant, with vesting provisions and contractual terms determined by the compensation committee of the board of directors on a grant-by-grant basis, subject to the minimum vesting provisions contained in the 2008 Plan. Options granted under the 2008 Plan may be “nonqualified stock options” or “incentive stock options” as defined in Section 422 of the Internal Revenue Code. The maximum term of each option shall be 10 years. Upon exercise of nonqualified stock options, the Company is generally entitled to a tax deduction on the exercise of the option for an amount equal to the excess over the exercise price of the fair market value of the shares at the date of exercise. The Company is generally not entitled to any tax deduction on the exercise of an incentive stock option. For awards other than stock options, the Company is generally entitled to a tax deduction at the time the award holder recognizes income with respect to the award equal to the amount of compensation income recognized by the award holder. Options and other awards provide for accelerated vesting if there is a change in control (as defined in the 2008 Plan) and the outstanding awards are not substituted or assumed in connection with the transaction.

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Through January 1, 2021, outstanding awards granted, net of forfeitures and exercises, under the 2008 Plan consisted of 65,000 shares of incentive stock options, 938,000 shares of non-statutory stock options, 128,000 shares of restricted stock awards and 380,000 shares of performance-based restricted stock units.

Employee Stock Purchase Plan

Amended and Restated 2006 Employee Stock Purchase Plan

The Company adopted its Amended and Restated 2006 Employee Stock Purchase Plan (“ESPP”) to allow eligible employees the right to purchase shares of common stock, at semi-annual intervals, with their accumulated payroll deductions. The plan received stockholder approval in June 2006. The Company re-submitted the plan to its stockholders for post-IPO approval at the 2007 annual stockholders’ meeting where approval was obtained. The ESPP initially had 300,000 shares of common stock reserved for issuance. At the 2017 annual meeting of the stockholders, the stockholders approved an 825,000 share increase to the ESPP. A total of 1,125,000 shares of the Company’s common stock have been reserved for issuance under the plan.

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

As of January 1, 2021, there were 519,000 shares available for issuance under the plan.

Stock-based Compensation Expense

The compensation expense that has been recognized for stock options, restricted stock awards (“RSA”), performance-based restricted stock units (“PBRSU”), and ESPP issued under these plans was $16.7 million, $12.1 million, and $6.3 million for fiscal years 2020, 2019, and 2018, respectively.

The total unrecognized compensation expense related to nonvested stock options was $0.4 million, $1.5 million, and $3.6 million for fiscal years 2020, 2019, and 2018, respectively.

The total unrecognized compensation expense related to RSAs was $3.6 million, $1.5 million, and $1.0 million for fiscal years 2020, 2019, and 2018, respectively.

The total unrecognized compensation expense related to PBRSUs was $13.2 million, $21.5 million, and $12.3 million for the fiscal years 2020, 2019, and 2018, respectively. That expense is expected to be recognized over a weighted-average period of 0.61 years.

There were no options granted that were immediately vested during the fiscal years 2020, 2019, or 2018.

Summary of Stock Option Activity

A summary of option activity under the 2006 Plan and 2008 Plan as of January 1, 2021 and changes during the fiscal years ended January 1, 2021, December 27, 2019 and December 28, 2018 is presented below. The intrinsic value

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

of the fully-vested options is $22.9 million based on the Company’s closing stock price of $41.70 and the average exercise price of outstanding options on January 1, 2021.

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual
	Options	Price	Term
	(in thousands)		(in years)
Outstanding at December 27, 2019	1,124	$17.80	6.06
Granted	—	—	—
Exercised	(119)	9.12	—
Forfeited or expired	(2)	2.71	—
Outstanding at January 1, 2021	1,003	$18.86	5.43
Vested and expected to vest at January 1, 2021	1,003	$18.86	5.43
Exercisable at January 1, 2021	952	$18.16	5.31

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual
	Options	Price	Term
	(in thousands)		(in years)
Outstanding at December 28, 2018	1,252	$16.87	6.62
Granted	—	—	—
Exercised	(115)	8.08	—
Forfeited or expired	(13)	14.97	—
Outstanding at December 27, 2019	1,124	$17.80	6.06
Vested and expected to vest at December 27, 2019	1,124	$17.80	6.06
Exercisable at December 27, 2019	958	$15.48	5.68

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual
	Options	Price	Term
	(in thousands)		(in years)
Outstanding at December 29, 2017	1,207	$14.04	7.02
Granted	158	31.54	—
Exercised	(85)	7.85	—
Forfeited or expired	(28)	5.07	—
Outstanding at December 28, 2018	1,252	$16.87	6.62
Vested and expected to vest at December 28, 2018	1,252	$16.87	6.62
Exercisable at December 28, 2018	838	$12.20	5.58

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of the status of the Company’s nonvested options and changes in nonvested options is presented below:

		Weighted-
		Average
		Grant-Date
	Options	Fair Value
	(in thousands)
Nonvested at December 27, 2019	166	$12.15
Granted	—	—
Vested	(114)	30.97
Forfeited	—	—
Nonvested at January 1, 2021	52	31.73

		Weighted-
		Average
		Grant-Date
	Options	Fair Value
	(in thousands)
Nonvested at December 28, 2018	414	$8.69
Granted	—	—
Vested	(242)	9.43
Forfeited	(6)	10.87
Nonvested at December 27, 2019	166	12.15

		Weighted-
		Average
		Grant-Date
	Options	Fair Value
	(in thousands)
Nonvested at December 29, 2017	547	$6.43
Granted	158	12.73
Vested	(263)	7.29
Forfeited	(28)	5.07
Nonvested at December 28, 2018	414	8.69

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Summary of Restricted Stock Activity

A summary of restricted stock activity under the 2008 Plan as of January 1, 2021 is presented below:

		Weighted-
		Average
	Restricted Stock	Grant Date Fair Value
	(in thousands)
Outstanding at December 27, 2019	58	$33.33
Awarded	99	32.89
Vested	(29)	32.35
Forfeited	—	—
Outstanding at January 1, 2021	128	$33.21

Outstanding at December 28, 2018	64	$22.28
Awarded	37	35.60
Vested	(43)	18.90
Forfeited	—	—
Outstanding at December 27, 2019	58	$33.33

Outstanding at December 29, 2017	87	$17.67
Awarded	22	28.17
Vested	(45)	16.09
Forfeited	—	—
Outstanding at December 28, 2018	64	$22.28

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Summary of Performance-Based Restricted Stock Unit Activity

A summary of performance-based restricted stock unit activity under the 2008 Plan as of January 1, 2021 is presented below:

	Performance-Based	Weighted-Average
	Restricted Stock Unit	Grant Date Fair Value
	(in thousands)
Outstanding at December 27, 2019	431	$20.68
Awarded	413	29.22
Released	(447)	28.26
Forfeited	(18)	28.62
Outstanding at January 1, 2021	379	$20.68

Outstanding at December 28, 2018	280	$21.94
Awarded	329	28.99
Released	(175)	38.20
Forfeited	(3)	27.28
Outstanding at December 27, 2019	431	$20.68

Outstanding at December 28, 2018	—	$—
Awarded	280	21.94
Released	—	—
Forfeited	—	—
Outstanding at December 27, 2019	280	$21.94

Fair Value Valuation Assumptions

Stock Option Grants

The fair value of each option is calculated using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatility is based upon historical volatility of “guideline companies” since the length of time the Company’s shares have been publicly traded is equal to the contractual term of the options. The expected term of the option, taking into account both the contractual term of the option and the effects of employees’ expected exercise and expected post-vesting termination behavior is estimated based upon the simplified method. Under this approach, the expected term is presumed to be the mid-point between the vesting date and the end of the contractual term. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. No options were granted during fiscal year 2020. The fair value of stock options granted in fiscal years 2019 and 2018 was estimated using the following assumptions:

	2019	2018
Expected volatility	34%	37%	-	38%
Expected dividends	0%			0%
Expected term (in years)	6			6
Risk-free rate	2.49%	2.65%	-	2.78%

RSA and PBRSU Grants

The Company’s restricted stock awards are valued on the closing price of the Company’s common stock on the date of grant and typically vest over a three-year period.

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

ESPP

The fair value of ESPP purchase rights issued is calculated using the Black-Scholes valuation model that uses the assumptions noted in the following table. Purchase right under the ESPP are generally granted on either January 1 or July 1 of each year. The assumptions are as follows:

	2020	2019	2018
Weighted-average expected term (in years)	.5	.5	.5
Risk-Free interest Rate	0.9%	2.3%	1.4%
Stock Price Volatility	30.3%	35.6%	37.9%
Dividend yield	0%	0%	0%
Fair Value	$28.39	$33.01	$26.86

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11. INCOME TAXES

The provision for income taxes is comprised of (1):

	Fiscal Year
	2020	2019	2018

	(in thousands)
Current federal taxes	$(592)	$(548)	$3,632
Current state taxes	166	551	1,389
Current foreign taxes	18	—	—
Deferred federal taxes	(2,939)	(159)	(2,539)
Deferred state taxes	(1,826)	(29)	(351)
	$(5,173)	$(185)	$2,131

(1)	Revenue from the Company’s foreign operations were immaterial for fiscal years 2020 and 2019. For fiscal year 2018, the Company did not have any foreign revenues

The provision for income taxes reconciles to the amounts computed by applying the statutory federal tax rate of 21% for fiscal years 2020, 2019 and 2018 to the Company’s income before income taxes. The sources and tax effects of the differences for fiscal years 2020, 2019, and 2018 are as follows:

	2020	2019	2018

	(in thousands)
Computed “expected” federal income tax expense	$(4,130)	$977	$2,554
Permanent differences	122	163	77
Nondeductible Executive Compensation	1,386	688	—
Stock options and disqualifying dispositions	4	(731)	(354)
Energy efficient building deduction	(738)	(1,291)	(919)
Current and deferred state income tax expense, net of federal benefit	(1,205)	466	815
Federal deferred tax adjustments	—	231	220
Adjustment for uncertain tax positions	(142)	(282)	61
Research and development tax credit	(527)	(510)	(313)
Adjustment to prior earn-out liability	—	—	(198)
Non-deductible transaction expenses	—	—	203
Other	57	27	(15)
True up income tax accounts	—	77	—
	$(5,173)	$(185)	$2,131

Differences between the Company’s effective income tax rate and what would be expected if the federal statutory rate was applied to income before income tax from continuing operations are primarily due to state income tax expense, research and development tax credits, energy efficient building deductions, stock options and disqualifying dispositions.

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets and liabilities are as follows:

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	January 1,	December 27,
	2021	2019

	(in thousands)
Deferred tax assets:
Accounts receivable allowance	$199	$315
Other accrued liabilities	1,676	2,124
Federal and state net operating losses	18,854	18,717
Lease Liability	5,856	6,467
Stock compensation	3,063	3,381
Adjustments to fair value of assets	56	79
Credit Carryforwards	496	—
Other	211	622
	30,411	31,705
Valuation allowance	(86)	(86)
Net deferred tax assets	$30,325	$31,619
Deferred tax liabilities:
Deferred revenue	$(2,999)	$(5,031)
Fixed assets	(732)	(618)
Intangible assets	(6,796)	(10,077)
Lease right-of-use assets	(5,484)	(6,127)
Other	(203)	(454)
	(16,214)	(22,307)
Net deferred tax asset	$14,111	$9,312

At January 1, 2021, the Company had federal and state operating loss carryovers of $72.2 million and $59.2 million, respectively. The carryovers expire through 2040.

During each fiscal year, management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize existing deferred tax assets. For fiscal years 2020 and 2019, the Company ultimately determined that it was more-likely-than-not that the entire California net operating loss will not be utilized prior to expiration. Significant pieces of objective evidence evaluated included the Company’s history of utilization of California net operating losses in prior years for each of the Company’s subsidiaries, as well as the Company’s forecasted amount of net operating loss utilization for certain members of the combined group. As of January 1, 2021 and December 27, 2019, the Company had a valuation allowance in the amount of $86,000, respectively, related to California net operating losses.

During the fiscal year 2020, the Company removed its recorded liability for uncertain tax positions due to the expiration of federal and state statute of limitations during fiscal year 2020. This decrease resulted from the expiration of federal uncertain tax positions during fiscal year 2019. The Company may be subject to examination by the Internal Revenue Service (“IRS”) for calendar years 2017 through 2020. The Company may also be subject to examination on certain state and local jurisdictions for the years 2016 through 2020.

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company's policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense. The following is a reconciliation of beginning and ending amounts of unrecognized tax benefits:

Amount
(in thousands)
Balance as of December 27, 2019	$142
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions related to the current year	—
Reductions for tax positions of prior years	(142)
Balance as of January 1, 2021	$—

During the year ended January 1, 2021, the Internal Revenue Service finalized its audit of the Company’s tax return for the fiscal year ended December 30, 2016. There were no changes made by the Internal Revenue Service to the tax return filed.

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security (CARES) Act (H.R. 748) which includes a number of provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. Under ASC 740, the effects of new legislation are recognized upon enactment. Accordingly, the effects of the CARES Act have been incorporated into the income tax provision computation for the fiscal year ended January 1, 2021. These provisions did not have a material impact on the income tax provision.

On December 27, 2020, President Trump signed into law the Consolidated Appropriations Act, 2021 (CAA 2021) which included a number of provisions including, but not limited to the extension of numerous employment tax credits, the extension of the Section 179D deduction, enhanced business meals deductions, and the deductibility of expenses paid for with Paycheck Protection Program (PPP) loan funds that are forgiven. Accordingly, the effects of the CCA have been incorporated into the income tax provision computation for the fiscal year ended January 1, 2021. The extension of the energy efficiency building deduction under Section 179D resulted in the continuation of this additional benefit for the Company.

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

The following table sets forth the number of weighted-average common shares outstanding used to compute basic and diluted EPS:

	Fiscal Year
	2020	2019	2018

	(in thousands, except per share amounts)
Net income (loss)	$(14,496)	$4,841	$10,030
Weighted-average common shares outstanding	11,793	11,162	9,264
Effect of dilutive stock options and restricted stock awards	—	604	499
Weighted-average common shares outstanding-diluted	11,793	11,766	9,763
Earnings (Loss) per share:
Basic	$(1.23)	$0.43	$1.08
Diluted	$(1.23)	$0.41	$1.03

For the fiscal year 2020, the Company reported a net loss, and accordingly, all outstanding equity awards have been excluded because including them would have been anti-dilutive. For the fiscal year ended December 27, 2019, 155,300 options were excluded from the calculation of dilutive potential common shares, compared to 247,800 options, for 2018. These options were not included in the computation of dilutive potential common shares because the assumed proceeds per share exceeded the average market price per share for the respective periods. Accordingly, the inclusion of these options would have been anti-dilutive.

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13. BUSINESS COMBINATIONS

Acquisition of E3, Inc.

On October 28, 2019, the Company, through its wholly-owned subsidiary WES, acquired all of the capital stock of Energy and Environmental Economics, Inc. (“E3, Inc.”), pursuant to the terms of a stock purchase agreement (the “Stock Purchase Agreement”) by and among the Company, WES, E3, Inc., each of the stockholders of E3, Inc. (the “E3, Inc. Stockholders”) and Ren Orans, as seller representative of the E3, Inc. Stockholders. E3, Inc. is an energy consulting firm that helps utilities, regulators, policy makers, developers, and investors make strategic decisions as they implement new public policies, respond to technological advances, and address customers’ shifting expectations in clean energy. The Company believes that E3 will provide Willdan and our clients visibility into future market trends and position us to advise clients on upcoming policy, electrification, and decarbonization. E3, Inc.’s financial information is included within the Energy segment beginning in the fourth quarter of fiscal year 2019. The Company finalized the purchase price allocation with respect to this transaction during the fourth quarter of fiscal 2020.

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

The acquisition was accounted for as a business combination in accordance with ASC 805. Under ASC 805, the Company recorded the acquired assets and assumed liabilities at their estimated fair value with the excess allocated to goodwill. Goodwill represents the value the Company expects to achieve through the operational synergies, the expansion into new markets and the acquired company’s assembled work force. The Company estimates that the entire $21.8 million of goodwill resulting from the acquisition will be tax deductible.

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Consideration for the acquisition includes the following:

E3, Inc.
(in thousands)
Cash paid	$27,000
Other working capital adjustment	1,780
Issuance of common stock	5,000
Contingent Consideration	6,000
Total consideration	$39,780

The following table summarizes the amounts for the acquired assets recorded at their estimated fair value as of the acquisition date:

E3, Inc.
(in thousands)
Current assets	$5,278
Non-current assets (1)	341
Cash	2,264
Equipment and leasehold improvements, net	409
Right-of-use assets	7,641
Current lease liability	(750)
Non-current lease liability	(6,890)
Liabilities	(4,325)
Backlog	2,600
Customer relationships	6,050
Tradename	4,200
Developed technology	880
In-progress research & development	310
Goodwill	21,772
Net assets acquired	$39,780
(1)	Excluded from non-current assets are equipment and leasehold improvements, net, right-of-use assets, customer relationships, tradename, backlog and goodwill.

During the fiscal year 2020, the Company made adjustments, primarily related to other working capital and contingent consideration, to the consideration paid for E3, Inc. which resulted in an adjustment to the purchase price allocation of E3, Inc. The adjustments resulted in an aggregate increase of $5.1 million in the net carrying value of right of use assets, non-current lease liability, backlog, tradename, developed technology, and in-progress research and development, and an aggregate decrease of $4.5 million in the net carrying value of current assets, current lease liability, liabilities, customer relationships, non-compete, and goodwill. The change in the fair value of intangible assets resulted in a decrease in the amortization expense of $0.1 million for the fiscal year ended January 1, 2021.

The acquisition related costs associated with E3, Inc. included in other general and administrative expenses in the consolidated statements of comprehensive income were not material for the year ended January 1, 2021.

During fiscal year 2020, the acquisition of E3, Inc. contributed $23.2 million in revenue and $4.3 million of income from operations.

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

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

During fiscal year 2020, the Company made adjustments, primarily related to other working capital, to the consideration paid for Onsite Energy which resulted in an adjustment to the purchase price allocation of Onsite Energy. The adjustments resulted in an aggregate increase of $3.5 million in the net carrying value of backlog, tradename and goodwill and an aggregate decrease of $3.5 million in the net carrying value of current assets and goodwill. The adjustment in the fair value of intangible assets resulted in a $0.7 million change of the amortization expense for the year ended January 1, 2021.

The acquisition related costs associated with Onsite Energy included in other general and administrative expenses in the consolidated statements of comprehensive income were not material for the year ended January 1, 2021.

During the fiscal 2020, the acquisition of Onsite Energy contributed $10.4 million in revenue and $0.3 million of income from operations.

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Acquisition of The Weidt Group

On March 8, 2019, the Company acquired substantially all of the assets of the energy practice division of The Weidt Group Inc. (“The Weidt Group”). The Company believes the acquisition will expand its presence in the upper Midwest and better position the Company to help utilities make their grids more resilient. Pursuant to the terms of the Asset Purchase Agreement, dated March 8, 2019, by and among the Company, WES and The Weidt Group, WES paid a cash purchase price of $22.1 million, inclusive of working capital adjustments. The Weidt Group’s financial information is included within the Energy segment. The Company finalized the purchase price allocation with respect to this transaction during the first quarter of 2020.

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

The acquisition related costs associated with The Weidt Group included in other general and administrative expenses in the consolidated statements of comprehensive income were not material for the year ended January 1, 2021.

During the fiscal 2020, the acquisition of The Weidt Group contributed $14.9 million in revenue and $1.9 million of income from operations.

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following unaudited pro forma financial information for the fiscal years ended January 1, 2021 and December 27, 2019 assumes that the acquisition of all of the capital stock of E3, Inc. and the acquisitions of substantially all of the assets and liabilities of Onsite Energy and The Weidt Group each occurred on the first day of the year prior to the year of acquisition:

	Fiscal Year
	2020	2019
	(in thousands, except per share data)
Pro forma revenue	$390,980	$471,330

Pro forma income (loss) from operations	$(16,227)	$10,846
Pro forma net loss (1)	$(14,496)	$(16,618)

Loss per share:
Basic	$(1.23)	$(1.49)
Diluted	$(1.23)	$(1.41)

Weighted average shares outstanding:
Basic	11,793	11,162
Diluted	11,793	11,766
(1)	Adjustments to pro forma net income include income from operations, amortization and interest expenses.

This pro forma supplemental information does not purport to be indicative of what the Company’s operating results would have been had the acquisition of all the capital stock of E3, Inc., and the acquisitions of substantially all of the assets and liabilities of Onsite Energy and The Weidt Group, each occurred on the first day of the year prior to the year of acquisition and may not be indicative of future operating results.

During the fiscal year 2020, the acquisition of E3, Inc., Onsite Energy, and The Weidt Group contributed $48.4 million in revenue and $6.5 million of income from operations.

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

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The tables below reflect selected quarterly information for the fiscal years ended January 1, 2021 and December 27, 2019.

	Fiscal Three Months Ended
	April 3,	July 3,	October 2,	January 1,
	2020	2020	2020	2021

	(in thousands except per share amounts)
Contract revenue	$106,026	$83,549	$104,508	$96,897
Income (loss) from operations	(8,269)	(3,841)	1,601	(5,718)
Income tax benefit	(1,605)	(90)	(1,586)	(1,892)
Net income (loss)	(8,154)	(4,985)	2,640	(3,997)
Earnings (loss) per share:
Basic	$(0.71)	$(0.43)	$0.22	$(0.33)
Diluted	$(0.71)	$(0.43)	$0.21	$(0.33)
Weighted-average shares outstanding:
Basic	11,510	11,682	11,992	12,011
Diluted	11,510	11,682	12,417	12,011

	Fiscal Three Months Ended
	March 29,	June 28,	September 27,	December 27,
	2019	2019	2019	2019

	(in thousands except per share amounts)
Contract revenue	$91,793	$104,396	$117,494	$129,416
Income (loss) from operations	(234)	2,773	1,295	5,529
Income tax expense (benefit)	(927)	(70)	(376)	1,188
Net income (loss)	(417)	1,640	416	3,202
Earnings (loss) per share:
Basic	$(0.04)	$0.15	$0.04	$0.28
Diluted	$(0.04)	$0.14	$0.04	$0.27
Weighted-average shares outstanding:
Basic	10,974	11,100	11,217	11,357
Diluted	10,974	11,679	11,789	11,913

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

16. SUBSEQUENT EVENTS

The Company evaluates subsequent events in accordance with ASC Topic 855, Subsequent Events. The Company evaluates subsequent events up until the date the consolidated financial statements are issued. As of March 16, 2021, there were no subsequent events required to be reported.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in and/or disagreements with accountants on accounting and financial disclosure during the fiscal year ended January 1, 2021.

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

In connection with the preparation of this Annual Report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of January 1, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, as of January 1, 2021.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of January 1, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework). Our management has concluded that, as of January 1, 2021, our internal control over financial reporting was effective based on these criteria.

Report of Independent Registered Public Accounting Firm

Crowe LLP, the independent registered public accounting firm that audited the fiscal year 2020 consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of January 1, 2021, which is included herein.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the quarter ended January 1, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Below is information on each of our directors, including his or her age, Board leadership roles held, and business experience during at least the past five years. We also indicate the name of any other public company for which each director currently serves as a director or served as a director during the past five years.

Dr. Thomas D. Brisbin | Chairman and Chief Executive Officer	Director Since 2007

Experiences

▪      CEO and Director since 2007. Chairman since November 2016. President from April 2007 to November 2016

▪      Vice President and Consultant of AECOM Technology Corporation from 2004-2007

▪      Chief Operating Officer and Executive VP at Tetra Tech, Inc. from 1999-2004

▪      Co-founder and President of PRC Environmental Management, Inc. from 1978-1995

▪      Research Associate at Argonne National Laboratory and Adjunct Professor - Illinois Institute of Technology (IIT) prior to PRC

Age: 68

Skills and Qualifications

Senior leadership; industry and technical experience; business development; risk oversight; financial sophistication; talent management/compensation

▪      B.S. Northern Illinois University. Ph.D. Environmental Engineering Illinois State Technology

▪      Completed Harvard Business School's Advanced Management Program

Steven A. Cohen | Independent		Director Since 2015

Experiences

▪      Senior Vice Dean and Chief Operating Officer of the School of Professional Studies at Columbia University (CU) Directs CU's Master of Sustainability Management Program. Professor in the Practice of Public Affairs at CU's School of International and Public Affairs. Director of CU's Master of Public Administration Program in Environmental Science and Policy

▪      Consultant to U.S. Environmental Protection Agency for past three decades, most recent from 2005-2010

▪      Served on the United States Environmental Protection Agency’s Advisory Council on environmental Policy and Technology from 2001-2004

▪      Director of Columbia's Graduate Program in Public Policy and Administration from 1985 to 1998

▪      Former policy analyst for U.S. Environmental Protection Agency before joining CU in 1981

Age: 67	Skills and Qualifications

Government policy; environmental policy; senior leadership; business development

▪      BA Political Science from Franklin College; M.A. Political Science from University of New York at Buffalo (SUNY-Buffalo)

▪      Ph.D. Political Science from SUNY-Buffalo

Current Committees: Lead Independent Director; Chairperson Strategy, Mergers and Acquisitions Committee; Member, Nominating & Corporate Governance Committee.

Debra Coy | Independent		Director Since 2018

Experiences

▪      Principal Svanda & Coy Consulting, co-founded in 2010.

▪      Chair of Corporate Governance, Nominating, Environmental, and Health and Safety Committee of Global Water Resources

▪      Partner XPV Water Partners from 2015-2019

▪      Member of board of directors and as a member of Audit Committee of Aqua Venture Holdings Limited from February 2019 - March 2020 when the company was sold

▪      Prior Managing Director, Global Water Sector Analyst covering the global water sector Janney Montgomery Scott’s Capital Markets; Stanford Washington Research Group; Schwab Capital Markets; HSBC Securities; National Westminster Bank

Age: 63	Skills and Qualifications

Industry and technical expertise; financial sophistication; audit committee financial expert; corporate governance; public board

▪      Advisory Executive in Residence XPV Water Partners

▪      BA English and Journalism from Southern Adventist University

▪      MA Journalism from University of Maryland

Current Committees: Member Audit Committee; Member Compensation Committee.

Other Current Public Boards:
Global Water Resources, Inc.

Raymond W. Holdsworth | Independent		Director Since 2009

Experiences

▪      Prior Vice Chairman of Corporate Development for AECOM from October 2005 to March 2009, which he joined in 1992

▪      Director of the California Chamber of Commerce and the Los Angeles Economic Development Corporation

▪      Former Vice Chairman of the Civil Engineering Research Foundation / International Institute; past trustee of the California State University system and chaired Audit Committee for three consecutive years

▪      Senior management positions held with International Technology Corp. and Parsons Brinckerhoff Quade & Douglas Inc.

▪      Worked in California’s Office of Transportation Planning and Research after beginning career with Peat Marwick & Mitchell

Age: 78	Skills and Qualifications

▪      Audit committee financial expert; talent management/compensation; business development and M&A; industry and technical expertise

▪      California's Office of Transportation Planning and Research

▪      B.A. English from Lake Forest College; M.B.A. from the University of Pennsylvania Wharton School

Current Committees: Chairperson Compensation Committee; Member Strategy Mergers and Acquisitions Committee.

Douglas J. McEachern | Independent		Director Since 2009

Experiences

▪      Retired Audit Partner with Deloitte & Touche, LLP from 1985-2009

▪      Staff member and manager ad Deloitte’s predecessor, Touche Ross & Co. from 1976-1983

▪      Member of Board of Directors since May 2012, Chairman of Audit Committee and Conflicts Committee and member of Compensation Committee, Reading International

▪      Chairman of the Board of Directors of Community Bank in Pasadena, CA from October 2013-October 2015 and Member of the Nominating and Governance Committee and Audit Committees June 2011 – October 2015

▪      Member of the Finance Committee and Board of Directors of the Methodist Hospital of Arcadia Foundation until retirement in December 2017

▪      Professional Accounting Fellow with Federal Home Loan Bank Board

▪      Instructor of Auditing and Accountancy at Claremont McKenna College

Age: 69	Skills and Qualifications

▪      Audit committee financial expert; financial sophistication; talent management/compensation; corporate governance

▪      B.S. Business Administration from the University of California, Berkeley; M.B.A. from the University of Southern California

Current Committees: Chairperson Audit Committee; Member Compensation Committee.

Other Current Public Boards:
Reading International

Vice Admiral Dennis V. McGinn | Independent		Director Since 2017

Experiences

▪      Retired as Vice Admiral of United States Navy after 35 years. Deputy Chief of Naval Operations for Warfare Requirements and Programs. Previously commanded United States Third Fleet

▪      Assistant Secretary of the Navy for Energy, Installations, and Environment from September 2013 – January 2017

▪      Former President of the American Council on Renewable Energy.

▪      Past member of the Steering Committee of the Energy Future Coalition, past member of the U.S. Energy Security Council; and past member of the Bipartisan Center Energy Board

▪      Past Co-Chairman of the CAN Military Advisory Board

▪      Prior International Senior Fellow at the Rocky Mountain Institute

Age: 75	Skills and Qualifications

▪      Industry and technical expertise; corporate governance; business development and M&A; senior leadership

▪      B.S. Naval Engineering from the U.S. Naval Academy

▪      Participant, National Security Program at Harvard University's Kennedy School

Current Committees: Member Nominating & Corporate Governance; Member Strategy, Mergers and Acquisitions Committee

Keith W. Renken | Independent		Director Since 2006

Experiences

▪      Managing Partner, Renken Enterprises

▪      Retired Senior Partner and Chairman, Executive Committee of Southern California for Deloitte and Touche in 1992

▪      Adjunct Professor (executive in residence) Marshall School of Business at the University of Southern California from 1992 to 2006

▪      Served on Board of Directors, Audit Committee and Compensation Committee of East West Bancorp, Inc. from 2000-2018

▪      Served on Board of Directors and Audit Committees of Limoneira Company from 2009-2015

▪      Served on Board of Directors and Audit Committees of Whittier Trust Company since 2006

Age: 86	Skills and Qualifications

▪      Corporate governance; public board; audit committee financial expert; financial sophistication; talent management/compensation

▪      B.S. Business Administration from the University of Arizona; M.S. Business Administration from the University of Arizona

Current Committees: Member Audit Committee

Mohammad Shahidehpour | Independent		Director Since 2015

Experiences

▪      Bodine Chair Professor in the Electrical and Computer Engineering Department at IIT. Director of Robert W. Galvin Center for Electricity Innovation. Faculty member at IIT since 1983 and recipient of IIT's Excellence in Teaching Award

▪      Awarded over $50 million in federal research and development grants on electricity and modernization issues

▪      Founding chair of the Institute of Electrical and Electronics Engineers(IEEE) Great Lakes Symposium on Smart Grid and the New Energy Economy.

▪      Editor-in-Chief of IEEE Transactions on Smart Grid Journal since 2009

▪      Keynote speaker in 20 International Conferences since 2007 and counseled governments on electricity and grid modernization bills globally

Age: 65	Skills and Qualifications

▪      Industry and technical expertise; business development; corporate governance; talent management/compensation

▪      IEEE Distinguished Lecturer; Delivered over 100 invited lecturer one electricity restructuring and smart grid issues

▪      Author of six books and 400 technical papers on electric power systems

▪      B.S. Electrical Engineering from Iran's Sharif University of Technology; M.S. in Electrical in Engineering; Ph.D. from the University of Missouri

Current Committees: Chairperson Nominating and Governance Committee; Member Compensation Committee; Member Strategy, Mergers and Acquisitions Committee.

Board Committees

The Board has four standing committees: the Audit Committee, the Compensation Committee, the Nominating and Governance Committee and the Strategy, Mergers and Acquisitions Committee. Each of our Board committees has a separate written charter that describes its purposes, membership, meeting structure, authority, and responsibilities. These charters, which may be found in the Corporate Governance section of our website at ir.willdangroup.com/corporate-governance, are reviewed annually by the respective committee, with any recommended changes adopted upon approval by our Board.

Each of these committees regularly reports to the Board as a whole. The following summaries identify the members of each committee as of March 16, 2021. The composition of each committee may change from time to time.

Audit Committee

Meetings in FY 2020:	5	Average Attendance in FY 2020:	93%

Chair:
Douglas J. McEachern	▪ Oversee the integrity of the Company’s financial statements and financial reporting

Members:	▪ Oversee compliance with legal and regulatory requirements
Debra Coy Keith W. Renken
▪ Review management letters or internal control reports and review our internal controls over financial reporting

All members satisfy the audit committee experience and independence standards required by the Nasdaq Rules and the Exchange Act and have been determined to be financially literate in accordance with the Nasdaq Rules.

▪ Review qualifications and independence of the Company’s independent registered public accounting firm

▪ Review performance of the Company’s internal reporting and audit functions

Each member of the Audit Committee has been determined to be an "audit committee financial expert" under applicable SEC regulations.

▪      Oversee the Company’s disclosures controls and procedures and system of internal controls regarding finance, accounting, legal compliance and ethics

▪      Retain and oversee the independent auditor and review and approve the scope of the audit conducted by the independent auditor

Compensation Committee

Meetings in FY 2020:	6	Average Attendance in FY 2020:	96%

Chair:
Raymond W. Holdsworth

▪      Produce an annual report on executive compensation for inclusion in the Company’s proxy statement, if and as required by applicable rules and regulations

▪      Review, evaluate and make recommendations to the full Board with respect to management’s proposals regarding the Company’s overall compensation policies, and recommend performance-based incentives that support and reinforce the Company’s long-term strategic goals, organization objectives and stockholder interests.

▪      Annually review and approve objectives relevant to the Chief Executive Officer’s compensation, evaluate the Chief Executive Officer’s performance in light of those objectives and set the Chief Executive Officer’s compensation level based on this evaluation.

Members: Debra Coy Douglas J. McEachern Mohammad Shahidehpour

▪      Consider and approve the selection, retention and remuneration arrangements for senior executive officers and establish, review and approve compensation plans in which any executive officer is eligible to participate.

All members satisfy the independence standards required by the Nasdaq Rules and Exchange Act.

▪      Make recommendations to the Board with respect to the Company’s incentive-compensation plans and equity-based compensation plans and approve for submission to stockholders all new stock option and equity compensation plans, including amendments or supplements thereto

▪ Administer the Company’s 2008 Amended and Restated Performance Incentive Plan, 2006 Stock Incentive Plan and the Amended and Restated Willdan Group, Inc. 2006 Employee Stock Purchase Plan
All members qualify as "nonemployee directors" under Rule 16b-3 of the Securities Exchange Act of 1934, as amended, and as "outside directors" under Section 162(m) of the Internal Revenue Code.

▪      Authorized to retain and terminate any compensation consultant engaged to assist in the evaluation of the compensation of our senior executive officers including all Named Executive Officers (as defined below)

Nominating & Corporate Governance Committee
Meetings in FY 2020:	4	Average Attendance in FY 2020:	100%

Evaluate the size and composition of the Board, review and develop critieria for Board membership, and evaluate the independence of existing and prospective directors
Chair:
Mohammad Shahidehpour	▪ Evaluate the size and composition of the Board, review and develop criteria for Board membership, and evaluate the independence of existing and prospective directors

Members: Steven A. Cohen Vice Admiral Dennis V. McGinn

▪      Actively seek and evaluate qualified individuals to become new directors as needed , establish procedures to solicit, review and recommend to the Board potential director nominees proposed by stockholders and recommend to the Board the director nominees for the annual meeting of stockholders and any special meeting at which directors are elected

▪      Review the suitability of each Board member for continued service when his or her term expires and when he or she has a significant change in status

▪      Take diversity considerations into account when identifing director candidates

All members satisfy the independence standards required by the Nasdaq Rules and Exchange Act	▪ Evaluate the nature, structure and operations (including authority to delegate to subcommittees) of other Board committees

▪      Periodically review and, in the Nominating & Corporate Governance Committee’s discretion, recommend to the Board changes to, the Company’s certificate of incorporation, bylaws, corporate governance policies and practices, and other present or future policies of the Company as they relate to corporate governance matters

Strategy, Mergers and Acquisitions Committee
Meetings in FY 2020:	4	Average Attendance in FY 2020:	100%

Chair
Steven A. Cohen

▪      Review with management, on a timely basis, significant financial matters of the Company and its subsidiaries, including matters relating to the Company’s capitalization, dividend policy and practices, credit ratings, cash flows, borrowing activities, and investments including mergers and acquisitions

Members Raymond W. Holdsworth Vice Admiral Dennis V. McGinn Mohammad Shahidehpour

▪      Review and recommend to the Board or take actions on behalf of the Board relating to the Company’s financial and strategic plans

▪      Review and recommend to the Board actions relating to offerings of the Company’s debt or equity securities, purchases or disposals of treasury shares, except the repurchase of shares pursuant to approved employee benefit plans, stock splits or reclassification of shares any dividend declaration, guarantees of unconsolidated third party indebtedness and certain other financial transactions and strategies

▪ In consultation with the Audit Committee, as appropriate, review periodically the Company’s risk management strategies

▪ Be available to management as needed regarding various matters such as reviewing the relationships with the Company’s principal lending institutions and investment and strategic advisors

Management

The following table sets forth the names, ages and positions of our current executive officers, as of March 16, 2021:

			Years in	Years at
Name	Age	Title	Position @	Willdan @
			FYE 2020	FYE 2020
Dr. Thomas D. Brisbin	68	Chairman of the Board and Chief Executive Officer	13(a)	13
Michael A, Bieber	52	President	4	6
Stacy B. McLaughlin	39	Vice President and Chief Financial Officer	7	10
Daniel Chow	70	Chief Operating Officer	4	12
Micah Chen	49	General Counsel	3	4
Adam C. Procell	53	Chief Strategy Officer	1	2(b)
Paul Whitelaw	49	Senior Vice President, Business Development	3	24
(a)	Dr. Brisbin became Chief Executive Officer on 2007 and became Chairman of the Board on 2016
(b)	Mr. Procell’s years at Willdan was calculated from the date of Willdan Group’s acquisition of Lime Energy in November 2018

Biographical information concerning Dr. Brisbin is set forth above under the caption “Directors”

Michael A. Bieber was appointed our President in November 2016.  Previously, Mr. Bieber was Senior Vice President, Corporate Development from December 2014 to November 2016.  Previously, he served as Senior Vice President at Tetra Tech, where he served in a number of leadership roles for over 18 years.  From March 2007 to December 2014, Mr. Bieber managed Tetra Tech’s mergers and acquisitions and investor relations functions, overseeing over fifty acquisitions.  From 2005 to 2007, Mr. Bieber managed Tetra Tech’s corporate business development group, where he was responsible for overseeing internal business development, marketing and communications.  From January 2000 to December 2014, Mr. Bieber also worked in Tetra Tech’s investor relations group.  From 1996 to 2000, he was a proposal manager in Tetra Tech’s corporate marketing group.  From 1994 to 1996, he served at CRC, Inc., and its successor, as a strategic business development consultant to large defense, infrastructure and environmental firms.  Prior to 1994, Mr. Bieber worked for IT Corporation (now CB&I) where he served as project manager and engineer on government nuclear and commercial environmental projects.  Mr. Bieber holds a B.S. degree in Civil Engineering from the Tennessee Technological University.

Stacy B. McLaughlin was appointed our Vice President and Chief Financial Officer, effective November 15, 2013.  Ms. McLaughlin served as our Compliance Manager from 2010 to 2013.  Prior to joining us, Ms. McLaughlin was, from 2009 to 2010, Senior Associate at Windes & McClaughry Accountancy Corporation and, from 2004 to 2009, Senior Audit Associate at the public accounting firm KPMG LLP.  Ms. McLaughlin has a Masters in Accounting from the University of Southern California and BS from the University of Arizona.  Ms. McLaughlin is a Certified Public Accountant (CPA).

Daniel Chow was appointed our Chief Operating Officer in November 2016.  Mr. Chow also continues to serve as President and Chief Executive Officer of Willdan Energy Solutions, which position he has held since August 2016, and as President and Chief Executive Officer of Willdan Engineering, which position he has held since December 2008.  Prior to joining us, Mr. Chow was the Vice President of AMEC Earth & Environmental, Inc., a subsidiary of AMEC plc, a global provider of high value consultancy, engineering and project management services to the energy, power and process industries, from April 2004 to December 2008.  Prior to AMEC, Mr. Chow worked at Tetra Tech EM Inc. (formerly PRC Environmental Management, Inc.) for over 20 years and held various senior management positions, including Vice President of US operations.   Mr. Chow received his B.Sc. in Mechanical Engineering from Tennessee Technological University and his Master’s Degree in Environmental Engineering from Illinois Institute of Technology. He is a registered professional engineer in the state of Illinois and Guam.

Paul M. Whitelaw was appointed our Senior Vice President, Business Development in March 2018.   In this capacity, Mr. Whitelaw leads our business development efforts.  Mr. Whitelaw has been with us since 1996 beginning with Willdan Financial Services, and taking on increasing responsibility and managerial oversight with each promotion over the last 24 years.  Prior to his role in national strategic development, Mr. Whitelaw was the Senior Vice President of Business Development for Willdan Energy Solutions’ western region from 2015 to 2017.  Before focusing exclusively on business development, Mr. Whitelaw was the Regional Vice President for Willdan Energy Solutions’ western region from 2012 to 2015.  Mr. Whitelaw is a member of the Board of Directors of the California Efficiency and Demand Management Council. Mr. Whitelaw holds a Bachelor of Arts in Chemistry from Point Loma Nazarene University and a Master’s in Business Administration from the University of California, Irvine.

Micah H. Chen was appointed our General Counsel in March 2018.  Previously, Mr. Chen was our Legal Counsel from July 2017 to March 2018.  Prior to joining us, Mr. Chen held various management positions at Aon Corporation’s Construction Services Group for nearly 10 years. From January 2016 to July 2017, Mr. Chen served as Managing Director and Senior Vice President of Aon Corporation.  In this role, Mr. Chen was responsible for the group’s Account Executive practice for the West Region.  From November 2008 to January 2016, Mr. Chen served as Senior Vice President of Aon Corporation. In this role, he provided risk management consultation and assisted in the evaluation and development of comprehensive risk management programs to many Top 100 Engineering-News Record clients, general contractors and multibillion-dollar commercial construction projects.  Mr. Chen received his B.A. in International Economics from the University of California, Los Angeles and his J.D. from Western State University, School of Law.

Adam C. Procell was appointed our Chief Strategy Officer in June 2020.  Prior to his appointment, he served as President of the Lime Energy Business Unit of Willdan. Before our acquisition of Lime Energy in 2018, Mr. Procell served as Lime Energy’s President and CEO from 2013 to 2018, and as the President of the Utility Program Business Unit from 2009 to 2013. He previously worked for 12 years at AECOM Technology Corporation in a variety of leadership positions, where he led the development and implementation of more than $2 billion of clean energy programs.  Prior to AECOM, Mr. Procell held roles in engineering and project management for the energy efficiency divisions of Siemens Building Technologies and DNV GL.  Mr. Procell holds a BS in Interdisciplinary Engineering & Management from Clarkson University.

Material Litigation

There are currently no ongoing material proceedings in which any director or executive officer is a party adverse to the Company or any of its subsidiaries, or in which any director or executive officer has a material interest adverse to the Company or any of its subsidiaries.

Code of Ethics

The Company expects that all of its directors, officers and employees will maintain a high level of integrity in their dealings with and on behalf of the Company and will act in the best interests of the Company. The Company has adopted a Code of Ethical Conduct, which provides principles of conduct and ethics for the Company’s directors, officers and employees, including employees of the Company’s subsidiaries. This Code complies with the requirements of the Sarbanes-Oxley Act of 2002 and the Nasdaq Rules. This Code of Ethical Conduct is available on the Company’s website at www.willdan.com under “Investors—Corporate Governance—Governance Documents” and is also available in print, without charge, to any stockholder who requests a copy by writing to our Secretary at 2401 East Katella Avenue, Suite 300, Anaheim, California 92806. To the extent required by rules adopted by the SEC and the Nasdaq Stock Market, we intend to promptly disclose future amendments to certain provisions of the code, or waivers of such provisions granted to executive officers and directors on our website at www.willdan.com under “Investors—Corporate Governance.”

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC and the Nasdaq Global Market. Officers, directors and greater than 10% stockholders are required by the SEC’s regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such reports furnished to us, the following officers, directors and greater than 10% stockholders failed to file certain reports required by Section 16(a) of the Exchange Act on a timely basis.

In March 2020, (i) Paul M. Whitelaw did not timely report three transactions on one Form 4 report, (ii) Michael A. Bieber did not timely report three transactions on one Form 4 report, (iii) Thomas H. Brisbin did not timely report two transactions on one Form 4 report, (iv) Stacy B. McLaughlin did not timely report three transactions on one Form 4 report, (v) Daniel Chow did not timely report two transactions on one Form 4 report, and (vi) Micah H. Chen did not timely report two transactions on one Form 4 report.

To our knowledge, based solely on our review of the copies of such reports electronically filed with the SEC, all other Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were timely satisfied in fiscal 2020.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation Highlights

Our Board's Compensation Committee designs our executive compensation program to motivate our executives to execute our business strategies and deliver long-term stockholder value. We pay for performance with compensation dependent on our achieving financial, share price and business performance objectives while aligning executives with the interests of our stockholders. Our compensation program is comprised of three elements:

■	Base salary;
■	Annual cash incentive based on performance; and
■	Long-term incentive compensation in the form of equity awards

FY 2020 Components of Annual and Long-Term Executive Compensation

Base Compensation
Annual
= Cash Based Compensation
At Risk Compensation
Annual
= Performance Based Cash Bonuses
Long-Term Equity Incentive (LTI)
= Performance Based Restricted Stock Units (PBRSUs)
Two-year Performance Period
Performance Year Vesting:
50% based on Adj. EBITDA Units
50% based on EPS Units
Units Growth Rate in Performance Year and % of Target Units Vesting:
Threshold <10%; Vesting 0%
Target 20%; Vesting 100%
Maximum 30%; Vesting 250%

			Adjusted EBITDA	% of Target
Performance Level	EPS Growth Rate	% of Target EPS	Growth Rate	Adjusted EBITDA
	Achieved	Units Vesting	Achieved	Units Vesting
Threshold	<10%	0%	<10%	0%
Target	20%	100%	20%	100%
Maximum	30%	250%	30%	250%

Growth rate achieved between performance level are interpolated on a linear basis for units vesting.

FY 2020 Target Total Direct Compensation Mix

See the Compensation Discussion and Analysis section below for a description of the manner in which these amounts are determined.

Compensation Highlights

Due to the Covid-19 pandemic and associated lack of financial predictability, executive pay was substantially cut by the executive team for several months during 2020. Salary reductions of up to 75 percent were taken by our CEO and NEOs until the Company’s financial performance became more predictable, along with other broad cost reduction measures. As summarized below and described in further detail in the Compensation Discussion and Analysis section below, our executive compensation governance practices are aligned with our goals and business structure, what we believe are consistent with market best practices, and aligned with our stockholders expectations.

What We Do

Pay for performance: In FY20, 80% of our CEO's target total direct compensation (TDC) and an average of 60% of our other named executive officers' (NEO's) target TDC was at risk; 80% of our CEO's target TDC and an average of 60% of our other NEO's target TDC was tied to company performance

Annually review the Compensation Committee's charter and evaluate the Compensation Committee's performance
Minimum vesting requirements
Regularly assess potential risks relating to our compensation policies and practices
Emphasize long-term performance: In FY20, 54% of our CEO's target TDC and an average of 46% of our NEOs' target TDC was equity based and directly tied to creating shareholder value	Deliver pay that is aligned with performance (below target for weak years and above target for strong years)
Utilize an independent compensation advisor every two years to review compensation alignment with performance and for compensation comparison purposes

What We Don’t Do
Do not enter employment contract agreements with our executives other than our CEO	No re-pricing or exchange of outstanding options and PBRSUs
Provide excise tax gross-up payments in connection with change in control severance benefits	Do not grant stock options with an exercise price less than fair market value on the date of grant
Provide gross-ups to cover tax liabilities associated with executive perquisites	Promise multiyear guarantees for bonus payouts or salary increases
Permit directors, officers or employees to hedge or pledge company stock	Pay dividends or dividend equivalents on unvested equity awards

Rigorous Change in Control Definition

For purposes of long-term equity incentive and performance based restricted stock units, a “Change in Control” of the Company shall be deemed to have occurred if a consummation of any of the following events occurs:

(i)	Any “person” or “group” (within the meaning of Sections 13(d) and 14(d)(2) of the Exchange Act), other than a trustee or other fiduciary holding securities under an employee benefit plan of the Company (an “Acquiring Person”), is or becomes the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of more than 33 1/3% of the then outstanding voting stock of the Company;
(ii)	Consummation of a merger or consolidation of the Company with any other corporation, other than a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) at least 51% of the combined voting power of the voting securities of the Company or surviving entity outstanding immediately after such merger or consolidation;
(iii)	Consummation of a sale or other disposition by the Company of all or substantially all of the Company’s assets;
(iv)	During any period of two (2) consecutive years (beginning on or after the date of grant), individuals who at the beginning of such period constitute the Board and any new director (other than a director who is a representative or nominee of an Acquiring Person) whose election by the Board or nomination for election by the Company’s shareholders was approved by a vote of at least a majority of the directors then still in office who either were directors at the beginning of the period or whose election or nomination was previously so approved, no longer constitute a majority of the Board; provided, however, in no event shall any acquisition of securities, a change in the composition of the Board or a merger or other consolidation pursuant to a plan of reorganization under chapter 11 of the Bankruptcy Code with respect to the Company, or a liquidation under the Bankruptcy Code, constitute a Change in Control. In addition, a Change in Control shall not be deemed to have occurred in the event of a sale or conveyance in which the Company continues as a holding company of an entity or entities that conduct the business or businesses formerly conducted by the Company, or any transaction undertaken for the purpose of reincorporating the Company under the laws of another jurisdiction, if such transaction does not materially affect the beneficial ownership of the Company’s capital stock.

Potential Vesting Upon Change in Control

If a Change in Control occurs after the date of grant and prior to the end of any performance period, on the date of the consummation of such Change in Control, the number of PBRSUs that shall be eligible to vest (the “Contingently Vested Units”) shall be calculated as follows: (i) with respect to the pending performance period in-progress at the time of the Change in Control, the greater of (with the EPS Units and EBITDA Units being evaluated separately and not in the aggregate) (A) the target number of EPS Units or EBITDA Units associated with such performance period and (B) the number of EPS Units or EBITDA Units that become earned based on actual performance (assuming the last day of such performance period is the date of the consummation of such Change in Control, with the Compensation Committee to make such appropriate pro-rating adjustments to the performance metrics as shall be necessary to reflect the shortened performance period), plus (ii) with respect to any performance period(s) remaining that have not commenced, the greater of (with the EPS Units and EBITDA Units being evaluated separately and not in the aggregate) (X) the target number of EPS Units or EBITDA Units associated with such performance period(s) and (Y) the average number (measured as a percentage of target) of EPS Units or EBITDA Units that have become earned based on actual performance for all performance periods that have been completed (and are not in-progress) as of the date of the Change in Control.  Any PBRSUs that are not Contingently Vested Units as of the date of the consummation of such Change in Control shall automatically terminate without consideration as of such date.

The Contingently Vested Units shall become earned and vested on the first anniversary date of the consummation of such Change in Control, subject to the employee’s continued employment or service with us (or any successor) through such date; provided, however, that if the employee’s employment or service is terminated (i) by us (or any successor) without “cause”, (ii) by the employee for “good reason”, or (iii) due to the employee’s death or “disability”, in each case, prior to such first anniversary of the Change in Control, the Contingently Vested Units shall become earned and vested on such termination date. Any Contingently Vested Units that do not vest pursuant to the preceding sentence shall automatically terminate without consideration on such termination date.

Clawback Policy

The Company has a comprehensive clawback policy applicable to both short-term cash-based performance bonuses and long-term equity-based compensation. If our Company is required to prepare an accounting restatement due to our material noncompliance with any financial reporting requirements under the securities laws, then each executive officer must return to us, or forfeit if not yet paid, a specified amount. The amount is any payment received with respect to any short-term cash-based performance bonuses and any award under our 2008 Plan during the three-year period preceding the date on which our Company is required to prepare the accounting restatement based on the erroneous data less what would have been paid to the executive officer under the accounting restatement as determined by the Compensation Committee.

Director Compensation

In response to the Covid-19 pandemic, cash fees for all members of the Board of Directors was suspended, among other broad cost cutting measures. The suspension was lifted in the third quarter of 2020. The following table provides information concerning the compensation for services of our nonemployee directors during FY 2020. Dr. Brisbin is a Named Executive Officer and his compensation is presented below under “Executive Compensation” in the Summary Compensation Table and related explanatory tables. Dr. Brisbin is not entitled to additional compensation for his services as a director.

The majority of the compensation provided to nonemployee directors is delivered in equity to align director interests with those of our stockholders.

	Fees Earned or	Stock	Option	All Other
Name	Paid in Cash ($)	Awards (1), (2) ($)	Awards ($)	Compensation ($)	Totals ($)
Steven A. Cohen	25,500	70,005	—	—	95,505
Debra Coy	28,250	70,005	—	—	98,255
Raymond W. Holdsworth	26,750	70,005	—	—	96,755
Douglas J. McEachern	31,000	70,005	—	—	101,005
Dennis V. McGinn	24,000	70,005	—	—	94,005
Keith W. Renken	30,750	70,005	—	—	100,755
Mohammad Shahidehpour	27,000	70,005	—	—	97,005

(1)	The amounts reported under “Stock Awards” above represent the aggregate grant date fair value of restricted stock awards granted to Non-Employee Directors during fiscal 2020 (disregarding any estimate of forfeitures related to service-based vesting conditions). For a discussion of the assumptions and methodologies used to calculate the amounts reported in this column, please see the discussion of restricted stock awards contained in Note 10 (Shareholders’ Equity) to our consolidated financial statements above.
(2)	As of January 1, 2021, the following Non-Employee Directors held the following number of outstanding restricted stock awards: Messrs. Cohen, Holdsworth, McEachern, Renken and Shahidehpour each held 4,966 shares of restricted stock, of which (i) 1,913 shares of restricted stock vest on June 13, 2021 and (ii) 3,053 shares of restricted stock vest in two substantially equal installments on each of June 11, 2021 and June 11, 2022. Mr. McGinn held 5,120 shares of restricted stock, of which (i) 2,067 shares of restricted stock vest on June 13, 2021 and (ii) 3,053 shares of restricted stock vest in substantially equal installments on each of June 11, 2021 and June 11, 2022. Ms. Coy held 5,232 shares of restricted stock, of which (i) 2,179 shares of restricted stock vest on June 13, 2021 and (ii) 3,053 shares of restricted stock vest in two substantially equal installments on each of June 11, 2021 and June 11, 2022.

Annual Retainer and Meeting Fees

In response to the Covid-19 pandemic, cash fees for our nonemployee directors were suspended for a portion of fiscal 2020, resulting in a reduction of 50% of the annual fees for independent directors. This suspension lifted for the fourth fiscal quarter of 2020. As a result, the cash fees for the second and third quarter meetings were withheld while the fourth quarter of fiscal 2020 and the first quarter of fiscal 2021 were paid in fiscal year 2020.

The following table sets forth the schedule of annual retainers and meeting fees for each Non-Employee Director in effect during FY 2020.

Type of Fee (1)	Dollar Amount
Annual Board Retainer	$36,000
Additional Annual Retainer to Lead Director	$15,000
Additional Annual Retainer to Chair of Audit Committee	$16,500
Additional Annual Retainer to Chair of Compensation Committee	$11,000
Additional Annual Retainer to Chair of Strategy, Mergers and Acquisitions Committee	$7,500
Additional Annual Retainer to Chair of Nominating and Governance Committee	$7,500
Additional Annual Retainer to Member of Audit Committee	$7,500
Additional Annual Retainer to Member of Compensation Committee	$5,500
Additional Annual Retainer to Member of Strategy, Mergers and Acquisitions Committee	$4,500
Additional Annual Retainer to Member of Nominating and Governance Committee	$4,500
Additional Daily Fee for Attendance at Board Meetings (2)	$1,500
Additional Daily Fee for Attendance at Committee Meetings (2)	$1,000

(1)	The Willis Towers Watson report indicated that the compensation for Willdan directors is 10% below the median of the peer group.
(2)	Directors only receive one fee for meetings per day after a minimum of: (i) 4 Board meetings, (ii) 6 Audit Committee meetings or (iii) 5 Compensation Committee, Nominating and Governance Committee or Strategy, Mergers and Acquisitions Committee meetings.

Compensation for Non-Employee Directors during FY 2020 generally consisted of an annual retainer, fees for attending meetings, fees for work related to board committees and a restricted stock grant award. All Non-Employee Directors are also reimbursed for out-of-pocket expenses they incur serving as directors.

Restricted Stock Awards

In June 2020, Messrs. Cohen, Conway, Holdsworth, McEachern, McGinn, Renken, and Shahidehpour and Ms. Coy were granted a restricted stock award of 3,053 shares under the 2008 Plan. Each restricted stock award granted to our Non-Employee Directors in fiscal 2020 is subject to a two year vesting schedule, with 50% of the award vesting on each of the first and second anniversaries of the grant date, subject in each case to the Non-Employee Director’s continued service through the applicable vesting date.

Executive Compensation

Compensation Discussion and Analysis

In response to the Covid-19 pandemic, senior management, including the named executive officers below took up to a 75% cut in salary. The salary reduction was restored at the end of July 2020. This section describes each of the material elements of compensation awarded to, earned by, or paid to our executive officers identified in the “Summary Compensation Table,” whom we refer to in this section as our “Named Executive Officers.” This section also describes the role and involvement of various parties in our executive compensation analysis and decisions, and provides a discussion of the process and rationale for the decisions of our Compensation Committee to compensate our Named Executive Officers with specific types and amounts of compensation.

2020 Named Executive Officers

Our Named Executive Officers (NEOs) for 2020 were:

Name	Age	Title
Thomas D. Brisbin	68	Chairman of the Board and Chief Executive Officer
Michael A. Bieber	52	President
Stacy B. McLaughlin	39	Vice President and Chief Financial Officer
Daniel Chow	70	Chief Operating Officer
Adam C. Procell	49	Chief Strategy Officer

Financial Highlights

Record $47 million generated from cash flow from operations in 2020

Awarded ~$150 million in contract revenue per year of California Investor Owned Utility Contracts

Proactive cost management at the onset of the Covid-19 pandemic to preserve profitability

During 2020, we believe we achieved important operational performance results and we proved that we could acquire new capabilities with acquisitions, combine and strategically cross sell those new capabilities and experience, and then win what we believe are the largest most complex contracts in our industry. We believe our growth model is repeatable and durable, so we plan to continue adding complimentary skills to catalyze organic growth continuing on our growth trajectory that we have accomplished over the past four years, a period during which we have increased our stock price from $22.86 per share at the end of our 2016 fiscal year to $41.01 at the end of our 2020 fiscal year, an increase of approximately 79.4%. For fiscal year 2020, our stock price increased 31.2%.

During 2020, we generated $47 million in cash flow from operations, a Company record. At the onset of the Covid-19 pandemic, we were proactive and responded quickly on a cost management perspective to preserve profitability while continuing to compassionately manage our team of employees for their hard work in the most trying times. Willdan serves one of the most exciting markets in the world at one of the most exciting times. A cleaner, low carbon energy cycle is transforming our electric grid, buildings, industrial production and transportation networks. Willdan helps these clients evaluate new technical advances and implement cost effective solutions. We were awarded California Investor Owned Utility (“IOU”) contracts that, on a weighted average basis, represent approximately $150 million per year in incremental contract revenue in the next three to five years if we successfully execute the work.

2020 Say-on-Pay Vote and Executive Compensation Program

At the 2020 Annual Meeting, over 54% of our stockholders approved our fiscal year 2019 executive compensation. In recent years, including fiscal year 2020, we have taken stockholder feedback into consideration as we have discussed and implemented our compensation design changes and enhanced our disclosures.

equi
Issue	Proxy Advisor and /or Shareholder Issue	Shareholder Feedback	Resulting Changes From WLDN
Clawback Policies	No clawback policy disclosed; clawback was not applicable to both cash	Governance best practices include disclosure of policy and clawback policy gives	Disclosed rigorous equity clawback policy; adopted cash bonus clawback policy

	and equity bonus compensation	company ability to claw back both cash and equity	due to shareholder feedback
Annual Incentive Plan	Company is silent on metrics, goals and payout formula related to incentive plan and reasoning for changes to payout levels	Provide additional disclosure on the short-term compensation metrics to explain inconsistent payouts and reasoning for changes in annual payout levels	Disclosed metrics, goals, bonus pool payout formula to provide rigor linking pay with performance
Change in Control	No rigorous change in control policy disclosed	Improve change in control disclosures	Disclosed our change in control policies and practices
Stock Ownership Guidelines	No stock ownership requirements, including executive and non-employee directors	Encourage the Company to require stock ownership guidelines for executive management and non-employee directors of the Company

In 2020, WLDN Compensation Committee adopted management stock ownership guidelines with compliance to be within three years. Guideline includes 5x of base salary CEO; 3x base salary President; 1x base salary remaining Section 16 Officers

Peer Group Disclosure	No compensation peer group disclosed	Enhance disclosure around compensation peer group selected for compensation and the factors considered in their selection	Disclosed our compensation peer group which has been provided every two years by a third-party consultant hired by the Compensation Committee

As a result of a 54% level of support for our “say-on-pay” proposal, we conducted a stockholder engagement program, and proactively contacted our largest institutional shareholders, representing over 40% of our then-outstanding shares. After soliciting shareholders’ views on our corporate governance and executive compensation programs, we took several important actions based on shareholders’ feedback that are described in more detail in the Role of Shareholder Say-on-Pay Votes section below. These actions included enhancing our disclosures related to our clawback policy, enhancing our disclosure regarding the change in control definition that applies to outstanding PBRSU awards and continuing our practice of generally granting Named Executive Officer long term incentive awards derived in PBRSUs. We believe these actions have addressed the concerns shareholders expressed in response to our 2020 “say-on-pay” proposal.

Based on shareholder feedback during 2020, the Compensation Committee adopted management stock ownership guidelines and now requires all officers and directors to be compliant within a three-year period of accepting their position. All executive officers and directors are currently in compliance with this guideline as of March 16, 2021.

Position	Unit Measure	Factor	Years to Achieve Compliance	In Compliance as of 3/16/2021?
CEO	Base Salary	5x	3	Yes
President	Base Salary	3x	3	Yes
Section 16 Officers	Base Salary	1x	3	Yes
Non-employee Directors	Minimum holding $115,000 in stock value	Not Applicable	By end of three years of service	Yes

Executive Compensation Program Objectives and Philosophy

Executive pay leveraged more to performance and long-term incentives versus peer group median Align executive’s pay with long term interests of stockholders

Our executive compensation program’s primary objective is aligning our executives’ pay with the interests of our stockholders. The program is designed to provide a lower base compensation versus the peer group median combined with a higher percentage of compensation at risk, and a higher percentage of compensation derived in equity. Cash bonuses and long-term equity incentives are the elements of our executive compensation program that are “at risk”, are designed to reward performance and align with shareholders in creating long-term value. Overall, we target to reward short and long-term financial, strategic and operational performance, while facilitating the Company’s need to attract, motivate, develop and retain highly-qualified executives who are critical to our long-term success.

Our Company’s short-term bonus pool is formula driven and is funded based on the following factors:

◾	Earnings; 25% of earnings greater than 6% of contract revenue; earnings are defined as operating earnings before interest, taxes, amortization and bonus;
◾	Organic growth factor; The organic growth factor is defined as one plus/minus 2x and the organic growth rate where the organic growth rate is expressed as organic revenue growth year over year. For instance, if organic growth rate is 20%, the organic growth factor would be 1+(2x0.2) = 1.40; and
◾	Day sales outstanding (DSO) factor; the DSO factor is calculated based on a mid-point of 70 days and is expressed as one minus the percentage lower or higher than 70 days. If DSO was 65 days, the DSO would be 1-((65-70)/70) = 1.07 while if the DSO was 85 days, the DSO factor would be 1-((85-70)/70) = 0.79.

Our executive compensation philosophy is to:

■	Align the interests of our executives with those of the stockholders;
■	Attract, motivate, reward, and retain the top contributors upon whom, in large part, our success depends;
■	Be competitive with compensation programs for companies of similar size and complexity with whom we compete for talent, including direct competitors;
■	Provide compensation based upon the short-term and long-term performance of both the individual executive and the Company; and
■	Strengthen the relationship between pay and performance by emphasizing variable, at-risk compensation that is dependent upon the successful achievement of specified corporate and individual goals.

In structuring our executive compensation arrangements, our Compensation Committee considers how each compensation element fits within our overall philosophy of long-term shareholder value. Our compensation program is comprised of three elements:

■	Base salary - primarily intended to attract and retain top contributors. We believe that in order to attract and retain top executives, we need to provide our executive officers with compensation levels that reward their continued service and are competitive;
■	Annual cash bonus - the performance cash bonuses are primarily intended to motivate the Named Executive Officers to achieve our short-term performance objectives. The cash bonus pool is formula driven based on organic growth, earnings and cash flow metrics; and
◾	Long-term equity-based incentive compensation - primarily intended to align our Named Executive Officers’ long-term interests with shareholders’ long-term interests.

We also provide 401(k) retirement benefits and, in some cases, severance benefits to our executive officers, including the NEOs.

As described in more detail below, our Compensation Committee determined to introduce performance-based equity awards into our executive compensation program in 2018. Starting with the year 2019, nearly all of the long-term equity incentive awards granted to our Named Executive Officers were granted in the form of performance-based restricted stock units (“PBRSUs”), other than to Mr. Procell, who was also granted time-based long-term incentive awards.

Under our PBRSU design, 50% of each award will vest based upon our Adjusted EBITDA performance over a two-year performance period (“EBITDA Units”), and the remaining 50% of each award will vest based upon our adjusted diluted earnings per share performance over two-year performance period (“EPS Units”). We believe Adjusted EBITDA and earnings per share-based metrics are critical to measuring the growth in our business, and we believe that successful Adjusted EBITDA and earnings per share growth will lead to the creation of long-term value for our shareholders.

We must achieve a 10% growth rate for the threshold number of EBITDA Units and EPS Units to vest for any performance year. The Compensation Committee determined to move away from its historical practice of granting only time-based equity awards and introduced the PBRSUs in 2018 in order to further align the interests of our executives with those of shareholders by strengthening the relationship between executive pay and our performance against two critical performance metrics that we believe will drive value creation for our shareholders.

Role of the Compensation Committee

Pursuant to its charter, the Compensation Committee of our Board has the authority to determine the amount of compensation given to each of the Named Executive Officers. The Compensation Committee implements our executive compensation philosophy, and is responsible for administering our equity compensation plans, including approving grants of awards under the plans. In performing its duties, the Compensation Committee is authorized to consider the recommendations of our Chief Executive Officer when determining the compensation of the other Named Executive Officers. All of the members of the Compensation Committee are independent directors.

The elements of our executive compensation program were each approved by the Compensation Committee. None of the Named Executive Officers is a member of the Compensation Committee or, except for recommendations made by our Chief Executive Officer with respect to the compensation of the other Named Executive Officers, had any role in determining the compensation of the Named Executive Officers.

The Compensation Committee is authorized to retain and terminate any compensation consultant engaged to assist in the evaluation of the compensation of our senior executive officers (including all of the Named Executive Officers). In 2020, the Compensation Committee hired Willis Towers Watson to evaluate and compare the compensation practices for executive management and the Board. The Compensation Committee was directly responsible for the appointment, compensation and oversight of Willis Towers Watson and, at the time of their appointment, assessed the independence of Willis Towers Watson pursuant to applicable SEC and Nasdaq Rules and concluded that no conflict of interest existed with respect to such consultant’s services to the Compensation Committee. Willis Towers Watson reported only to the Compensation Committee and did not perform any other services for us.

Compensation Peer Group

As part of their work for the Compensation Committee, Willis Towers Watson provided the Compensation Committee with general compensation studies in 2017 and 2018 and again in 2020. These studies used publicly disclosed data from companies similar to Willdan considering various metrics, including annual revenue, operating results, market capitalization, and business complexity. In conjunction with their 2020 study, Willis Towers Watson advised the Compensation Committee regarding the construction of our customized compensation peer group provided in the table below.

COMPENSATION PEER GROUP
▪ Ameresco, Inc. ▪ Charah Solutions, Inc. ▪ Cypress Environmental Partners, L.P. ▪ Exponent, Inc. ▪ Hill International, Inc.	▪ Limbach Holdings, Inc. ▪ NV5 Global, Inc. ▪ RCM Technologies, Inc. ▪ Resources Connection, Inc.

The Compensation Committee then compared the compensation of Willdan’s executive management with similarly situated executives of those companies and used this comparative compensation information as a reference point when setting compensation levels for 2020. In setting compensation levels for 2020, our Compensation Committee also considered each executive’s level of responsibility and performance for the overall operations of the Company, historical Company practices, long-term market trends, internal pay equity, expectations regarding the individual’s future contributions, our own performance and budget considerations.

Role of Shareholder Say-on-Pay Votes

Responsive to Shareholder Feedback Disclosure of our rigorous equity clawback policy Disclosure of our change in control policies and practices

The Company annually offers shareholders the opportunity to cast an advisory vote on our executive compensation program. This annual vote is known as the “say-on-pay” proposal. At our annual general meeting in 2020, approximately 54% of votes cast were in favor of our executive compensation program in 2019. We value our stockholders' opinions about our governance policies and practices, and we actively solicit input through our stockholder engagement program. In advance of the Annual Meeting, we proactively contacted our largest institutional stockholders, representing a majority of our then-outstanding shares, to solicit their views on our corporate governance and executive compensation programs. We welcome feedback on our corporate governance program that this active and ongoing engagement with stockholders provides.

Executive Compensation Program Elements

Base Salaries

We pay each Named Executive Officer a base salary to provide each executive with a minimum, fixed level of cash compensation. Decisions regarding increases to base salaries are made at the discretion of our Compensation Committee. In reviewing base salary levels for our Named Executive Officers, our Compensation Committee primarily considers and assesses the following factors: the base salaries paid by our peer group companies to their similarly situated executives, each Named Executive Officer’s current base salary, their job responsibilities, leadership and experience, value to our Company and the recommendations of our President and Chief Executive Officer (other than with respect to his own compensation).

In early March 2020, the Compensation Committee approved base salary increases for Dr. Brisbin, Mr. Bieber, Ms. McLaughlin, and Mr. Chow to recognize their leadership and experience and incorporate the recommendations from a third party compensation consultant benchmarking study. In late March, due to the Covid-19 pandemic and as previously described, salaries were reduced up to 75% for NEO’s. Thus, the base salaries at the end of 2020 described in the table are higher than the base salaries actually paid to NEO’s in 2020.

Named Executive Officer	Base Salary at end of 2019	Base Salary at end of 2020
Thomas D. Brisbin	$448,473	$505,003
Michael A. Bieber	$390,389	$440,003
Stacy B. McLaughlin	$219,926	$240,011
Daniel Chow	$290,198	$310,003
Adam C. Procell	$370,781	$370,781

Annual Bonuses

We determined to award performance-based cash bonuses to all of our Named Executive Officers, except Mr. Procell, in 2020. The Compensation Committee determined the amount of each executive’s bonus at its discretion, based on peer group comparable data, past practices and individual performance. The compensation bonus pool is funded based 100% on Company performance related to business metrics and the formula outlined above.

In determining the amount of each executive’s 2020 bonus, the Compensation Committee used third party benchmarking studies and primarily considered bonus pool size limitations, each executive’s level of responsibility and performance, contribution to the success of the business, strategic impact, retention risk, internal pay equity, and the recommendations of our Chief Executive Officer (other than with respect to his own compensation) in allocating the bonus pool. The Compensation Committee also evaluated each executive’s individual performance during 2020 and efforts to lead the Company through the challenges of the Covid-19 pandemic (with input from our CEO for the other NEOs).

In addition, the Compensation Committee hired Willis Towers Watson, a third-party compensation consultant to benchmark total direct compensation for Mr. Brisbin and Mr. Bieber.

Long-Term Equity Awards

Our long-term equity-based incentive plan permits us to award all types of incentive awards, including incentive or nonqualified options, stock appreciation rights, stock bonuses, restricted stock, stock units, performance stock, phantom stock, dividend equivalents and other forms of awards.

As noted above, our Compensation Committee determined to introduce PBRSUs into our executive compensation program in 2018. Starting with 2019, nearly all of the long-term equity incentive awards granted to our Named Executive Officers were granted in the form of PBRSUs (other than to Mr. Procell, who was also granted time-based long-term incentive awards that vest over three years in annual installments).

In determining the level of awards granted to each of the Named Executive Officers, our Compensation Committee primarily took into account the executive’s level of responsibility and performance for the overall operations of the Company, internal pay equity, historical Company practices, each executive’s performance, and budget considerations. The Compensation Committee also considered the compensation paid by our peer group companies described above to similarly situated executives.

As described above, under our PBRSU design, 50% of each award will vest based upon our Adjusted EBITDA performance over a two-year performance period (“EBITDA Units”), and the remaining 50% of each award will vest based upon our earnings per share performance over a two-year performance period (“EPS Units”).

The chart below shows the adjusted EBITDA growth rate that we must achieve in order to satisfy the threshold, target and maximum performance levels for each year in the performance period (each, a “Performance Year”), and the corresponding percentage of the target number of EBITDA Units related to that Performance Year eligible to vest. Results between the points in the chart will be interpolated on a linear basis. If the threshold performance level is not achieved for any Performance Year, all of the EBITDA Units related to that Performance Year will be forfeited.

	Adjusted EBITDA Growth Rate	% of Target EBITDA Units
Performance Level	Achieved	Vesting
Threshold	<10%	0%
Target	20%	100%
Maximum	30%	250%

Growth rate achieved between performance levels is interpolated on a linear basis for EBITDA Unit vesting.

In general, an equal number of EBITDA Units are eligible to vest based on the Company’s adjusted EBITDA growth as of the end of each Performance Year, generally subject to the executive’s continued employment through the end of the applicable Performance Year. For purposes of the EBITDA Units, adjusted EBITDA means the Company’s net income (loss) for the applicable Performance Year as determined in accordance with GAAP, plus (1) interest expense (loss), (2) income tax expense (benefit), (3) stock-based compensation, (4) interest accretion, (5) depreciation and amortization, and (6) plus or minus the effect of any extraordinary item or extraordinary transaction. For purposes of setting the adjusted annual EBITDA goals, the baseline was the adjusted EBITDA forecast for 2017 of $20,100,000, compounded each year since then.

For the 2020 Performance Year, we achieved an actual EBITDA growth rate in excess of 10% but below 20%, which resulted in each NEO being vested 94% of his or her target number of EBITDA Units for the 2020 Performance Year.

In general, an equal number of EPS Units are eligible to vest based on the Company’s EPS growth as of the end of each Performance Year, generally subject to the executive’s continued employment through the end of the applicable Performance Year.  For purposes of the EPS Units, EPS means the Company’s trailing three year numerical average diluted earnings per share for the applicable Performance Year as determined in accordance with GAAP, before stock compensation expense net of tax, plus or minus the effect of any extraordinary item or extraordinary transaction.

The chart below shows the EPS growth rate that we must achieve in order to satisfy the threshold, target and maximum performance levels for each Performance Year, and the corresponding percentage of the target number of EPS Units related to that Performance Year eligible to vest. Results between the points in the chart will be interpolated on a linear basis. If the threshold performance level is not achieved for any Performance Year, all of the EPS Units related to that Performance Year will be forfeited.

	EPS Growth Rate	% of Target EPS Units
Performance Level	Achieved	Vesting
Threshold	<10%	0%
Target	20%	100%
Maximum	30%	250%

Growth rate achieved between performance levels is interpolated on a linear basis for EPS Unit vesting

For the 2020 Performance Year, we achieved an actual EPS growth rate in excess of 30%, which resulted in each NEO being vested in 250% of his or her target number of EPS Units for the 2020 Performance Year.

Severance

Dr. Brisbin and Mr. Chow are employed pursuant to employment agreements or offer letters that provide specified levels of severance benefits if the executive’s employment is terminated by us without “cause” or, in the case of Dr. Brisbin, by the executive for a “good reason.” The level of each executive’s severance benefits was negotiated and established in connection with the executive’s entry into his employment agreement or offer letter, and has been determined to be appropriate by the Compensation Committee based on the executive’s level of responsibility and performance for the overall operations of the Company, long-term market trends, and budget considerations. Severance benefits for Dr. Brisbin are based on a multiple of “2x” his base salary and severance benefits for Mr. Chow are based on a multiple of “0.25x” base salary (or three months of base salary in total). Severance benefits for Dr. Brisbin also includes payment of the executive’s target bonus for the year of termination of employment.

Ms. McLaughlin, Mr. Bieber and Mr. Procell are not party to employment agreements or offer letters with us that provide for the payment of severance benefits for any type of termination of employment.

None of our Named Executive Officers is entitled to receive any automatic “single trigger” equity acceleration, as our equity awards will only vest in connection with a change in control of the Company if they are not substituted or assumed in connection with the transaction. Please see the introductory section above for the definition of a change in control that applies to our equity awards, which we believe is a rigorous change in control definition. The treatment of PBRSUs in a change in control is also described above.

No Named Executive Officer is entitled to receive a “gross-up” or similar payment for any excise taxes that may become payable in connection with a change in control pursuant to Sections 280G and 4999 of the Code. Instead, our 2008 Performance Incentive Plan generally provides that awards or payments under the 2008 Plan are automatically “cut back” in such circumstances in order to avoid triggering these excise taxes.

Other Benefits

While employed, we provide our Named Executive Officers with retirement benefits under our 401(k) Plan, participation in our medical, dental and insurance programs and vacation and other holiday pay, all in accordance with the terms of such plans and programs in effect from time to time and substantially on the same terms as those generally offered to our other employees.

Policy with Respect to Section 162(m)

Section 162(m) of the Code generally prohibits a publicly-held company from deducting compensation paid to a current or former Named Executive Officer that exceeds $1.0 million during the tax year. Certain awards granted before November 2, 2017 that were based upon attaining pre-established performance measures that were set by the Compensation Committee under a plan approved by our shareholders, as well as amounts payable to former executives pursuant to a written binding contract that was in effect on November 2, 2017, may qualify for an exception to the $1.0 million deductibility limit.

As one of the factors in its consideration of compensation matters, our Compensation Committee notes this deductibility limitation. However, our Compensation Committee has the flexibility to take any compensation-related actions that it determines are in the best interests of the Company and our shareholders, including awarding compensation that may not be deductible for tax purposes. There can be no assurance that any compensation will in fact be deductible as a result of the limitations under Section 162(m).

Compensation Committee Interlocks and Insider Participation

The Board’s Compensation Committee consists of Ms. Coy and Messrs. Holdsworth, McEachern and Shahidehpour. None of the members of our Compensation Committee has at any time been one of our officers or employees, nor has any member of our Compensation Committee had any relationship requiring disclosure under Item 404 of Regulation S-K. None of our executive officers serves, or in the past year has served, as a member of the board of directors or the compensation committee of any entity that has one or more executive officers who serve on our Board or Compensation Committee

Compensation Committee Report

The Compensation Committee of the Board has reviewed and discussed with management the disclosures contained in the Compensation Discussion and Analysis section of this Proxy Statement. Based upon this review and discussion, the

Compensation Committee recommended to the Board that the Compensation Discussion and Analysis section be included in this Proxy Statement.

Compensation Committee of the Board

Raymond W. Holdsworth (Chair)
Debra Coy
Douglas J. McEachern
Mohammad Shahidehpour

The foregoing report of the Compensation Committee does not constitute soliciting material and shall not be deemed filed, incorporated by reference into or a part of any other filing by the Company (including any future filings) under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent the Company specifically incorporates such report by reference therein.

Compensation of Executive Officers

Summary Compensation Table – Fiscal 2020, Fiscal 2019, Fiscal 2018

The following table presents information regarding compensation during FY 2020, FY 2019, and FY 2018 of our named executive officers (the “Named Executive Officers”). The Named Executive Officers include our principal executive officer, principal financial officer, and our three other most highly compensated executive officers.

				Stock	Option	All Other
Name and		Salary	Bonus	Awards	Awards	Compensation	Total
Principal Position	Year	($)	($)(1)	($)(2)	($)(3)	($)(4)	($)
Thomas D. Brisbin(5)	2020	418,933	575,000	1,183,022	—	14,008	2,190,963
Chairman of the Board	2019	448,473	325,000	1,810,985	—	13,800	2,598,258
and Chief Executive Officer	2018	390,389	365,000	1,722,685	1,601,113	13,800	4,092,987

Michael A. Bieber	2020	364,913	475,000	899,093	—	3,750	1,742,756
President	2019	390,389	250,000	1,376,361	—	3,750	2,020,500
	2018	340,390	150,000	1,168,963	320,223	3,750	1,983,326

Stacy B. McLaughlin	2020	217,951	70,000	165,633	—	4,250	457,834
Vice President and	2019	219,926	60,000	253,541	—	21,559	555,026
Chief Financial Officer	2018	194,709	60,000	246,101	—	4,250	505,060

Daniel Chow	2020	259,109	80,000	212,939	—	9,360	561,408
Chief Operating Officer	2019	290,198	70,000	325,968	—	9,240	695,406
	2018	266,161	70,000	307,621	—	10,770	654,552

Adam C. Procell	2020	346,539	—	460,990	—	4,750	812,279
Chief Strategy Officer

(1)	The amounts reported under “Bonus” for fiscal 2020, 2019 and 2018 include performance bonuses paid for fiscal 2020, 2019 and 2018.

(2)

The amounts reported under “Stock Awards” for fiscal 2020, 2019 and 2018 represent the aggregate grant date fair value of performance based restricted stock units granted to Named Executive Officers during fiscal 2020, 2019 and 2018 (disregarding any estimate of forfeitures related to service-based vesting conditions). For a discussion of the assumptions and methodologies used to calculate the amounts reported in this column, please see the discussion of restricted stock awards and performance-based restricted stock units contained in Note 10 (Shareholders’ Equity) to our consolidated financial statements above. The EBITDA Units and EPS Units are valued based on the probable outcome of the applicable performance conditions as determined on the grant date. If we achieve the highest level of performance under the EBITDA Units and EPS Units, the total grant date fair value for the EBITDA Units and EPS Units would increase to the following amounts: Dr. Brisbin $2,957,555; Mr. Bieber $2,247,733; Ms. McLaughlin $414,083; Mr. Chow $532,348; and Mr. Procell $567,475.

(3)

The amounts reported under “Option Awards” represent the aggregate grant date fair value of option awards granted to our Named Executive Officers (disregarding any estimate of forfeitures related to service-based vesting conditions). For a discussion of the assumptions and methodologies used to calculate the amounts reported in this column, please see the discussion of stock option awards contained in Note 10 (Shareholders’ Equity) to our consolidated financial statements above.

(4)

The amounts reported under “All Other Compensation” for fiscal 2020 and 2019 include $3,000 in matching contributions made by us for each of our Named Executive Officers and, other than Mr. Bieber, Ms. McLaughlin and Mr. Procell, automobile allowances paid to them or use of a company vehicle. The remaining balance of the amounts under “All Other Compensation” for Ms. McLaughlin for 2019 represents cashing out of accumulated paid-time-off. The amounts reported under “All Other Compensation” for 2018 include $3,000 in matching contributions made by for each of our Named Executive Officers and, other than Mr. Bieber and Ms. McLaughlin, automobile allowances paid to them or use of a company vehicle.

(5)	Dr. Brisbin served on the Board during each of fiscal 2020, 2019 and 2018. As an employee-director, Dr. Brisbin did not receive additional compensation for his services as a director.

Compensation of Named Executive Officers

The Summary Compensation Table above quantifies the value of the different forms of compensation earned by or awarded to our Named Executive Officers in each applicable fiscal year. As described in the “Compensation Discussion and Analysis” section above, the primary elements of each Named Executive Officer’s total compensation reported in the table for 2020 are base salary, performance bonus and a long-term equity incentive award consisting of EBITDA Units and EPS Units. Named Executive Officers also received the other benefits listed in the “All Other Compensation” column of the Summary Compensation Table, as further described in footnote (4) to the table.

The Summary Compensation Table should be read in conjunction with the “Compensation Discussion and Analysis” section above and the tables and narrative descriptions that follow. A description of the material terms of each Named Executive Officer’s employment agreement, if any, is provided immediately following this paragraph.

Description of Employment Agreements, Salary and Bonus Amounts

On May 3, 2011, we entered into an amended and restated employment agreement with Dr. Brisbin. This employment agreement provides for “at-will” employment and does not include a specified term. This agreement provides for Dr. Brisbin to receive a base salary and an annual incentive bonus as determined by the Compensation Committee. The annual target bonus for Dr. Brisbin under this agreement is 100% of his annual base salary. Dr. Brisbin is also entitled to participate in benefit plans made available to our employees generally.

On October 29, 2008, we entered into an offer letter with Mr. Chow. The letter provides that Mr. Chow’s employment is on an “at-will” basis and for his initial base salary to be $205,000 per year (which has been subsequently increased to approximately $310,003 per year).

On December 17, 2014, we entered into an offer letter with Mr. Bieber. The letter provides that Mr. Bieber’s employment is on an “at-will” basis and for his initial base salary to be $270,000 per year (which has been subsequently increased to approximately $440,003 per year).

The Company has not entered into an employment agreement or offer letter with Ms. McLaughlin or Mr. Procell.

The provisions of these agreements relating to severance benefits following a termination of the Named Executive Officer’s employment are described below under “Potential Payments Upon Termination or Change in Control.

Grants of Plan-Based Awards in Fiscal 2020

The following table presents information regarding the equity incentive awards granted to Named Executive Officers during fiscal 2020 under the 2008 Plan. Please see the “Compensation Discussion and Analysis” section above for a description of the material terms of the awards.

		Estimated Future Payouts Under Equity				All Other Stock
		Incentive Plan Awards				Awards		Grant Date Fair Value
						Number of Shares		of Options Awards
	Grant	Threshold	Target	Awards	Maximum	Of Stock or Units		and Stock Awards
Name	Date	(#)	(#)	($/Sh)	(#)	(#)		($)
Thomas D. Brisbin	3/2/2020	1	38,162	—	95,405			1,183,022
Michael A. Bieber	3/2/2020	1	29,003	—	72,508			899,093
Stacy B. McLaughlin	3/2/2020	1	5,343	—	13,358			165,633
Daniel Chow	3/2/2020	1	6,869	—	17,173			212,939
Adam C. Procell	3/2/2020	1	2,290	—	5,725			70,990
	6/10/2020					15,000	(2)	390,000

(1)	Consists of 50% EBITDA Units and 50% EPS Units that vest over a period of two years subject to the achievement of the applicable performance requirements.
(2)	Mr. Procell was granted a time-based long term incentive award of 15,000 restricted shares vesting in equal annual installments over three years.

Outstanding Equity Awards at Fiscal 2020 Year-End

The following table presents information regarding the outstanding option and restricted stock or unit awards held by each Named Executive Officer as of January 1, 2021.

	Options Awards					Stock Awards
									Equity		Equity
									Incentive		Incentive
									Plan Awards:		Plan Awards:
											Market or
									Number of		Payout Value
	Numbers of	Number of							Unearned		of Unearned
	Securities	Securities				Number of	Market Value		Shares, Units		Shares, Units
	Underlying	Underlying				Shares or Units	of Shares or		or Other		or Other
	Unexercised	Unexercised		Option		of Stock that	Units of Stock		Rights That		Rights That
	Options	Options		Exercise	Option	Have Not	That Have Not		Have Not		Have Not
	Exercisable	Unexercisable		Price	Expiration	Vested	Vested		Vested		Vested
Name	(#)	(#)		(#)	Date	(#)	($)		(#)		($)
Thomas D. Brisbin	25,000	—		4.01	6/6/2021	—	—		—		—
	50,000	—		7.13	6/6/2024	—	—		—		—
	50,000	—		13.91	6/5/2025	—	—		98,155	(2)	2,153,521
	100,000	—		16.27	11/3/2026	—	—		70,107	(3)	2,263,739
	83,333	41,667	(1)	31.73	9/4/2028	—	—		95,405	(4)	2,957,555

Michael A. Bieber	100,000	—		13.49	12/31/2024	—	—		—		—
	25,000	—		13.91	6/5/2025	—	—		—		—
	25,000	—		9.13	3/10/2026	—	—		—		—
	50,000	—		16.27	11/3/2026	—	—		66,600	(2)	1,461,204
	16,667	—		28.19	3/8/2027	—	—		53,283	(3)	1,720,492
	16,667	8,334	(1)	31.73	9/4/2028	—	—		72,508	(4)	2,247,733

Stacy B. McLaughlin	1,667	—		14.01	11/5/2024	—	—		—		—
	10,000	—		13.86	3/26/2025	—	—		—		—
	15,000	—		9.13	3/10/2026	—	—		14,023	(2)	307,654
	15,000	—		16.27	11/3/2026	—	—		9,814	(3)	316,894
	6,667	—		28.19	3/8/2027	—	—		13,358	(4)	414,083

Daniel Chow	7,000	—		3.84	3/26/2022	—	—		—		—
	5,000	—		7.13	6/6/2024	—	—		—		—
	5,000	—		14.01	11/5/2024	—	—		—		—
	30,000	—		16.27	11/3/2026	—	—		17,527	(2)	384,531
	13,333	—		28.19	3/8/2027	—	—		12,620	(3)	407,484
	13,333	—		30.06	10/31/2027	—	—		17,173	(4)	532,348

Adam C. Procell	—	—		—	—	—	—		—		—
	—	—		—	—	—	—		4,207	(3)	135,828
	—	—		—	—	15,000	390,000	(5)	5,725	(4)	177,475

(1) These options were granted on September 4, 2018 and vest in substantially equal annual installments over three years from their grant date.
(2) These performance based restricted stock units were granted on March 6, 2018 and vest in substantially equal annual installments over four years from their grant date.
(3) These performance based restricted stock units were granted on June 13, 2019 and vest in substantially equal annual installments over two years from their grant date.
(4) These performance based restricted stock units were granted on March 2, 2020 and vest in substantially equal annual installments over two years from their grant date.
(5) These restricted stock awards were granted on June 10, 2020 and vest in substantially equal annual installments over three years from their grant date.

Option Exercises and Stock Vested in Fiscal 2020

The following table presents information regarding the options exercised by each Named Executive Officer and stock awards vested during fiscal 2020, if any.

	Option Awards		Stock Awards
	Numbers of		Numbers of
	Shares Acquired	Value Realized	Shares Acquired	Value Realized
Name	on Exercise	on Exercise	on Vesting	on Vesting
	(#)	($) (1)	(#)	($) (2)
Thomas D. Brisbin	50,000	1,223,552	119,176	3,343,926
Michael A. Bieber	—	—	87,714	2,454,639
Stacy B. McLaughlin	—	—	17,280	487,363
Daniel Chow	10,000	177,200	23,195	653,098
Adam C. Procell	—	—	4,206	109,356

(1)	The amounts reported as the “Value Realized on Exercise” (if any) are determined by multiplying (i) the number of shares of common stock to which the exercise of the option related by (ii) the difference between the per-share price of the common stock on the exercise date and exercise price of the options.
(2)	The amounts reported as the “Value Realized on Vesting” (if any) are determined by multiplying (i) the number of shares of common stock that vested by (ii) the per-share price of the common stock on the vesting date.

Potential Payments Upon Termination or Change in Control

Outstanding options and restricted stock and unit awards issued under our 2008 Plan will vest immediately and become fully exercisable upon a change in control of us to the extent such outstanding awards are not substituted or assumed in connection with the transaction.

In addition, the terms of the EBITDA Units and EPS Units provide that in the event a change in control occurs before the end of any Performance Year, the greater of the target number of each type of units subject to the award or the number of each type of units earned based on actual performance through the date of the change in control will become eligible to vest (with the number of units earned based on actual performance for Performance Years yet to begin measured on an average basis based on actual performance in all completed Performance Years). Any EBITDA Units and EPS Units that become eligible to vest will vest on the first anniversary of the date of the change in control, or earlier upon a Named Executive Officer’s termination of employment by the Company without cause, by the executive for a “good reason,” or due to an executive’s death or disability. Upon a Named Executive Officer’s death or disability at any time (whether or not in connection with a change in control), the executive will become vested in the greater of the target number of each type of units subject to the award or the number of each type of units earned based on actual performance for the then in-progress Performance Year, and in the target number of each type of units for all Performance Years that have yet to begin.

The employment agreement entered into with Dr. Brisbin provides for severance benefits upon certain terminations of his employment with us. If such Named Executive Officer’s employment is terminated by us without cause or by the Named Executive Officer for good reason (as such terms are defined in his employment agreement), the Named Executive Officer will be entitled to a severance benefit equal to two times his base salary at the annualized rate then in effect, paid in 24 equal installments. In addition, the Named Executive Officer would be entitled to payment of his target bonus for the year in which such a termination of employment occurs. The Named Executive Officer’s right to receive the severance benefits described above is contingent on the executive providing a general release of claims in favor of the Company and complying with certain non-solicitation and other restrictive covenants set forth in his employment agreement.

Mr. Chow’s offer letter provides that if his employment is terminated by the Company without cause, he will be entitled to a lump sum severance payment equal to three months of his base salary. Mr. Bieber’s offer letter does not provide for any additional severance benefits. As noted above, Ms. McLaughlin and Mr. Procell are not party to an employment agreement or offer letter with the Company.

The following table sets forth the estimated payments and benefits that would be provided to each Named Executive Officer in the event the Named Executive Officer’s employment is terminated as described above. In accordance with applicable SEC disclosure rules, these estimates assume a termination date of January 1, 2020.

		Continued Health	Equity
	Severance	Coverage	Acceleration (1)	Total
Name	($)	($)	($)	($)
Thomas D. Brisbin	1,200,000	—	2,162,254	3,362,254
Michael A. Bieber	—	—	1,643,306	1,643,306
Stacy B. McLaughlin	—	—	302,734	302,734
Daniel Chow	67,500	—	389,197	456,697
Adam C. Procell	—	—	129,751	129,751

(1)

Represents the value of the actual number of EBITDA Units and EPS Units earned for the 2020 Performance Year, and the value of the target number of EBITDA Units and EPS Units for all future Performance Years. The value of the EBITDA Units and EPS Units is based on the $41.70 closing price of our common stock on December 31, 2020.

Pay Ratio Disclosure

The 2020 annual total compensation of the Company’s Chief Executive Officer was $2,190,963. The 2020 annual total compensation of our median employee (excluding our Chief Executive Officer) was $59,924. The ratio between the two amounts is 36.3. The Company believes that the ratio of pay included above is a reasonable estimate calculated in a manner consistent with applicable SEC rules.

To determine the pay ratio, we took the following steps:

■	We identified the median employee using our employee population consisting of 1,352 employees on January 1, 2021 (excluding our Chief Executive Officer). We identified the median employee based on gross wages paid in 2020 as reported on Form W-2. We did not make any assumptions, adjustments or estimates with respect to gross wages paid in 2020.
■	As required under the SEC rules, after identifying our median employee, we calculated annual total compensation for both our median employee and our Chief Executive Officer using the same methodology that we used to determine our Named Executive Officers’ annual compensation for the Summary Compensation Table above.

This information is being provided for compliance purposes. Neither the Compensation Committee nor management of the Company used the pay ratio measure in making compensation decisions. Given the different methodologies that companies use to determine an estimate of their pay ratio, the estimated ratio reported above should not be used as a basis for comparison between companies.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth, for each of our equity compensation plans, the number of shares of common stock subject to outstanding awards, the weighted-average exercise price of outstanding options, and the number of shares remaining available for future award grants as of January 1, 2021. Our equity compensation plans consist of our 2006 Plan, our 2008 Plan and our ESPP. The table below is presented assuming the maximum number of shares potentially issuable under the EBITDA Units and EPS Units become vested and payable.

Number of
securities
remaining available
for future issuance
under equity
	Number of securities		compensation
	to be issued upon	Weighted-average	plans
	exercise of	exercise price of	(excluding
	outstanding options,	outstanding options,	securities reflected
	warrants and rights	warrants and rights	in column (a))
Plan Category	(a)	(b)	(c)(1)
Equity compensation plans approved by security holders	1,003,198	$18.86	648,154
Equity compensation plans not approved by security holders	—	—	—
Totals	1,003,198	$18.86	648,154

(1)	Represents 129,219 shares available for future issuance under our 2008 Plan, and 518,935 shares available for future issuance under our ESPP. Shares available under our 2008 Plan may be used for any type of award authorized in that plan (subject to certain limitations of the plan), including stock options, stock appreciation rights, stock units, restricted stock, performance-based awards, stock bonuses and other awards payable in shares of Company common stock.

Security Ownership Information

Except as otherwise noted, the following table sets forth information as of March 12, 2020 with respect to: (i) each person known by us to own beneficially more than 5% of the outstanding shares of our common stock, based upon Schedule 13G and Schedule 13D reports filed with the SEC, (ii) each of our directors and director nominees, (iii) each of our Named Executive Officers (as defined in Item 11. Executive Compensation) and (iv) our directors and executive officers as a group.

Unless otherwise noted below, the address of the persons listed in the table is c/o Willdan Group, Inc., 2401 East Katella Avenue, Suite 300, Anaheim, California 92806. The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security or has the right to acquire such powers within 60 days. Under SEC rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which that person has no economic interest. Except as otherwise noted, we believe, based on the information furnished to us, that the persons named in the table below have sole voting and investment power with respect to all shares of common stock reflected as beneficially owned, subject to applicable community property laws. All percentages in the following table are based on a total of 12,237,257 shares of common stock outstanding on March 15, 2021.

	Amount of	Percent of
	Beneficial	Common
Name and Address of Stockholder	Ownership	Stock
5% Stockholders
Invesco Ltd. (1)	1,381,120	11.3%
Handelsbanken Fonder AB (2)	962,230	7.9%
Forager Capital Management, LLC (3)	758,452	6.2%
BlackRock, Inc. (4)	746,498	6.1%
Rice Hall James & Associates, LLC (5)	617,524	5.0%
Named Executive Officers and Directors
Thomas D. Brisbin (6)	555,632	4.5%
Michael A. Bieber (7)	283,500	2.3%
Daniel Chow (8)	121,490	1.0%
Steven A. Cohen (9)	17,363	* %
Debra Coy (10)	9,504	* %
Raymond W. Holdsworth (11)	98,863	* %
Douglas J. McEachern (12)	98,406	* %
Dennis V. McGinn (13)	9,642	* %
Stacy B. McLaughlin (14)	63,831	* %
Keith W. Renken (15)	133,763	1.1%
Mohammad Shahidehpour (16)	10,253	* %
Adam C. Procell (17)	17,637	* %
All current Directors and Executive Officers as a group (14 persons)	1,552,059	12.7%

*     The percentage of shares beneficially owned does not exceed one percent of the Company’s outstanding stock.

(1)	Beneficial ownership information is given as of December 31, 2020 and was obtained from a Schedule 13G/A filed with the SEC on February 10, 2021 by Invesco Ltd. The principal office or business address of Invesco Ltd. is 1555 Peachtree Street NE, Suite 1800, Atlanta GA 30309.
(2)	Beneficial ownership information is given as of December 31, 2020 and was obtained from a Schedule 13G filed with the SEC on February 12, 2021 by Handelsbanken Fonder AB. The Schedule 13G states that Handelsbanken Fonder AB has sole voting power over 962,230 shares and sole dispositive power over 962,230 shares. The principal office or business address of Handelsbanken Fonder AB is SE-106 70, Stockholm, Sweden.
(3)	Beneficial ownership information is given as of December 31, 2020 and was obtained from a Schedule 13G filed with the SEC on February 16, 2021 by Forager Capital Management, LLC. The principal office or business address of Forager Capital Management, LLC is 2024 3rd Ave. N, Suite 201, Birmingham, AL 35203.
(4)	Beneficial ownership information is given as of December 31, 2020 and was obtained from a Schedule 13G/A filed with the SEC on February 1, 2021 by BlackRock, Inc. The Schedule 13G/A states that BlackRock, Inc. has sole voting power over 746,498 shares and sole dispositive power over 746,498 shares. The principal office or business address of BlackRock, Inc. is 55 East 52nd Street, New York, NY 10055.
(5)	Beneficial ownership information is given as of December 31, 2020 and was obtained from a Schedule 13G/A filed with the SEC on February 16, 2021 by Rice Hall James & Associates, LLC. The Schedule 13G/A states that Rice Hall James & Associates, LLC has sole voting power over 436,233 shares and sole dispositive power over 617,524 shares. The principal office or business address of Rice Hall James & Associates, LLC is 600 W. Broadway, Ste 1000, San Diego, CA 92101-3383.

(6)	The 555,632 shares of common stock held directly by Dr. Brisbin consists of 272,299 shares of common stock and 283,333 shares of common stock subject to options exercisable on or before June 19, 2021.
(7)	The 283,500 shares of common stock held directly by Mr. Bieber consists of 50,167 shares of common stock held directly by Mr. Bieber and 233,333 shares of common stock subject to options exercisable on or before June 19, 2021.
(8)	The 121,490 shares of common stock held directly by Mr. Chow consists of 47,824 shares of common stock and 73,666 shares of common stock subject to options exercisable on or before June 19,2021.
(9)	The 17,363 shares of common stock held directly by Dr. Cohen includes 4,966 shares of restricted stock, of which (i) 1,913 shares of restricted stock vest on June 13, 2021 and (ii) 3,053 shares of restricted stock vest in two substantially equal installments on each of June 11, 2021 and June 11, 2022.
(10)	The 9,504 shares of common stock held directly by Ms. Coy includes 5,232 shares of restricted stock, of which (i) 2,179 shares of restricted stock vest on June 13, 2021 and (ii) 3,053 shares of restricted stock vest in two substantially equal installments on each of June 11, 2021 and June 11, 2022
(11)	The 98,863 shares of common stock held by Mr. Holdsworth consists of 38,175 shares of common stock held directly by Mr. Holdsworth and 60,688 shares of common stock held by The Holdsworth Family Trust. Mr. Holdsworth is sole trustee and a beneficiary of The Holdsworth Family Trust and has sole voting and investment control over the shares of Willdan Group, Inc. common stock held therein. The 38,175 shares of common stock held directly by Mr. Holdsworth include 4,966 shares of restricted stock, of which (i) 1,913 shares of restricted stock vest on June 13, 2021 and (ii) 3,053 shares of restricted stock vest in two substantially equal installments on each of June 11, 2021 and June 11, 2022.
(12)	The 98,406 shares of common stock held by Mr. McEachern consists of 19,863 shares of common stock held directly by Mr. McEachern and 78,543 shares of common stock held by The McEachern Family Trust. Mr. McEachern and his wife are co-trustees and beneficiaries of The McEachern Family Trust and have shared voting and investment control over the shares of Willdan Group, Inc. common stock held therein. The 19,863 shares of common stock held directly by Mr. McEachern include 4,966 shares of restricted stock, of which (i) 1,913 shares of restricted stock vest on June 13, 2021 and (ii) 3,053 shares of restricted stock vest in two substantially equal installments on each of June 11, 2021 and June 11, 2022.
(13)	The 9,642 shares of common stock held directly by Mr. McGinn includes 5,120 shares of restricted stock, of which (i) 2,067 shares of restricted stock vest on June 13, 2021 and (ii) 3,053 shares of restricted stock vest in substantially equal installments on each of June 11, 2021 and June 11, 2022.
(14)	The 63,931 shares of common stock held directly by Ms. McLaughlin consists of 15,597 shares of common stock and 48,344 shares of common stock subject to options exercisable on or before June 10, 2021.
(15)	The 133,763 shares of common stock held by Mr. Renken consists of 53,363 shares of common stock held directly by Mr. Renken and 80,400 shares of common stock held by the LVRJC Partnership. Mr. Renken is the managing partner of the LVRJC Partnership and has sole voting and investment control over our shares of common stock held therein. The 53,363 shares of common stock held directly by Mr. Renken include 4,966 shares of restricted stock, of which (i) 1,913 shares of restricted stock vest on June 13, 2021 and (ii) 3,053 shares of restricted stock vest in two substantially equal installments on each of June 11, 2021 and June 11, 2022.

(16)	The 10,253 shares of common stock held directly by Dr. Shahidehpour includes 4,966 shares of restricted stock, of which (i) 1,913 shares of restricted stock vest on June 13, 2021 and (ii) 3,053 shares of restricted stock vest in two substantially equal installments on each of June 11, 2021 and June 11, 2022.
(17)	The 17,637shares of common stock held directly by Mr. Procell consists of 15,00 shares of restricted stock that vest in three equal installments on each of June 11, 2021, June 11, 2022 and June 11, 2023.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Person Transactions

Related Person Transactions

The following provides a description of certain relationships and related transactions since the beginning of fiscal 2020 between some of our directors, executive officers and holders of 5% or more of our common stock and us or our subsidiaries and affiliates involving an amount that exceeded or may exceed $120,000 in the aggregate.

Tax Agreements. In connection with our initial public offering in November 2006, we entered into a Tax Agreement Relating to S Corporation Distributions with each of our stockholders at the time of our initial public offering. Pursuant to these agreements, we agreed to indemnify, defend and hold harmless each stockholder on an after-tax basis against additional income taxes, plus interest and penalties resulting from adjustments made, as a result of a final determination made by a competent tax authority, to the taxable income we reported as an S Corporation. Such indemnification also includes any losses, costs or expenses, including reasonable attorneys’ fees, arising out of a claim for such tax liability. In fiscal 2020, we did not incur any indemnification related expenses as a result of the Tax Agreement.

Indemnification of Officers and Directors. We have entered into indemnification agreements with all of our current executive officers and directors. These agreements require us to indemnify these individuals to the fullest extent permitted under Delaware law against liabilities that may arise by reason of their service to us and to advance expenses reasonably incurred as a result of any proceeding against them as to which they could be indemnified. Additionally, we may enter into indemnification agreements with any future directors or executive officers. In fiscal 2020, we did not incur any indemnification related expenses as a result of indemnification agreements with our current executive officers and directors.

Related Person Transaction Policy

In March 2007, the Board adopted a policy addressing the Company’s procedures with respect to the review, approval and ratification of “related person transactions” that are required to be disclosed pursuant to Item 404(a) of Regulation S-K. The policy provides that any transaction, arrangement or relationship, or any series of similar transactions, in which the Company was, is or will be a participant, the amount involved exceeds $120,000, and a “related person” (as defined in the policy) has or will have a direct or indirect material interest (each such transaction, a “Related Person Transaction”) shall be subject to review and approval or ratification by the Audit Committee. In its review of Related Person Transactions, the Audit Committee shall review the material facts and circumstances of the transaction and shall take into account certain factors, where appropriate, based on the particular facts and circumstances, including (i) the nature of the “related person’s” interest in the transaction, (ii) the approximate dollar value of the amount involved in the Related Person Transaction, (iii) whether the transaction was taken in the Company’s ordinary course of business, (iv) whether the transaction with the “related person” is proposed to be, or was, entered into on terms no less favorable to the Company than terms that could have been reached with an unrelated third party and (v) the purpose of, and the potential benefits to the Company of, the Related Person Transaction.

No member of the Audit Committee may participate in the review, approval or ratification of a transaction with respect to which he or she is a “related person” provided that such member can be counted for purposes of a quorum and shall provide such information with respect to the transaction as may be reasonably requested by other members of the Audit Committee or the Board.

Director Independence

The Board has determined that seven of our eight current directors (all but Dr. Brisbin) are independent pursuant to the applicable independence requirements set forth in the rules of the listing standards for the Nasdaq Global Market (the “Nasdaq Rules”) and by the SEC because they either have no relationship with the Company (other than as a Director and stockholder) or because any relationship they have with the Company is immaterial. Under these standards of independence, for a director to be considered independent, the director must, among other things, not be an officer or employee of the Company or its subsidiaries and the director must not have a relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Dr. Brisbin, due to his employment as our Chief Executive Officer, does not qualify as independent.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Other Fees

Crowe LLP and KPMG

The following is a summary of the fees billed to us by Crowe LLP and KPMG for professional services for the fiscal years ended January 1, 2021 and December 27, 2019.

Fee Category	Crowe 2020	Crowe 2019	KPMG 2019
Audit Fees	$700,000	$845,000	$—
Audit-Related Fees	—	—	45,000
Tax Fees	—	—	—
All Other Fees	—	15,700	—
Total Fees	$700,000	$860,700	$45,000

Audit Fees. Fees for audit services provided by Crowe LLP for fiscal 2020 and 2019 consisted of professional services for the annual audit of our consolidated financial statements and for the review of our interim condensed consolidated financial statements including quarterly reports.

Audit-Related Fees. Fees for audit-related services provided by KPMG for fiscal 2019 consisted of professional services reasonably related to the performance of the audit of our consolidated financial statements or review of our interim condensed consolidated financial statements including quarterly reports and are not reported as audit fees.

All Other Fees. Fees paid for any other services provided by (i) Crowe LLP for fiscal 2019 consisted of professional services reasonably related to the Company’s 2019 acquisitions.

The Company has been advised by Crowe LLP that neither Crowe LLP nor any member of Crowe LLP has any financial interest, direct or indirect, in any capacity in the Company or its subsidiaries. The Company has been advised by KPMG that neither KPMG nor any member of KPMG has any financial interest, direct or indirect, in any capacity in the Company or its subsidiaries.

Audit Committee Pre-Approval Policy

Consistent with SEC policies regarding independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the Company’s independent registered public accounting firm. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm, including audit services, audit-related services, tax services and other services. In some cases, the full Audit Committee provides pre-approval for up to a year, related to a particular defined task or scope of work and subject to a specific budget. During the year, circumstances may arise when it becomes necessary to engage the independent registered public accounting firm for additional services not contemplated in the original pre-approval categories. In those instances, the Audit Committee requires specific pre-approval before engaging the Company’s independent registered public accounting firm. The Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next regularly scheduled meeting.

The Audit Committee has considered whether the provision of the services described above is compatible with maintaining the Company’s independent public accounting firm’s independence and has determined that such services have not adversely affected Crowe LLPs’ independence. All services described in the table above under “Audit-Related Fees” and “All Other Fees” for fiscal 2019 were pre-approved by the Audit Committee.

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

10.2

First Amendment to Amended and Restated Credit Agreement, dated as of August 15, 2019, by and among Willdan Group, Inc., the Guarantors signatory thereto, the Lenders signatory thereto and BMO Harris Bank N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to Willdan Group, Inc.’s Annual Report on Form 10-K filed on March 6, 2020).

10.3

Second Amendment to Amended and Restated Credit Agreement, dated as of November 6, 2019, by and among Willdan Group, Inc., the Guarantors signatory thereto, the Lenders signatory thereto and BMO Harris Bank N.A., as administrative agent (incorporated by reference to Exhibit 10.3 to Willdan Group, Inc.’s Annual Report on Form 10-K filed on March 6, 2020).

10.4

Third Amendment to Amended and Restated Credit Agreement, dated as of May 6, 2020, by and among Willdan Group, Inc., the Guarantors signatory thereto, the Lenders signatory thereto and BMO Harris Bank N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Willdan Group, Inc’s Quarterly Report on Form 10-Q filed on May 8, 2020).

10.5

Security Agreement, dated as of October 1, 2018, by and among Willdan Group, Inc. the other Debtors (as defined therein) and BMO Harris Bank N.A. (incorporated by reference to Exhibit 10.2 to Willdan Group, Inc.’s Current Report on Form 8-K filed on October 3, 2019).

10.6

Master Reaffirmation of and Amendment to Collateral Documents, dated as of June 26, 2019, by and among Willdan Group, Inc., the other Debtors (as defined therein) and BMO Harris Bank N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to Willdan Group, Inc.’s Current Report on Form 8-K, filed with the SEC on July 2, 2019).

10.7†

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

10.9†

Form of Non-Qualified Stock Option Agreement (incorporated by reference to Willdan Group, Inc.’s Registration Statement on Form S-1, filed with the SEC on August 9, 2006, as amended (File No. 333-136444)).

10.10†

Willdan Group, Inc. Amended and Restated 2008 Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to Willdan Group, Inc.’s Current Report on Form 8-K, filed with the SEC on June 17, 2019).

10.11†	Amended and Restated Willdan Group, Inc. 2006 Employee Stock Purchase Plan (incorporated by reference to Willdan Group, Inc.’s Current Report on Form 8-K, filed with the SEC on June 9, 2017).

Exhibit Number	Exhibit Description
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

10.15†

Employment Agreement, dated as of December 17, 2014, by and between Willdan Group, Inc. and Mike Bieber (incorporated by reference to Willdan Group, Inc.’s Current Report on Form 8-K, filed with the SEC on January 7, 2015).

10.16†	Form of Performance Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.15 to Willdan Group, Inc.’s Annual Report on Form 10-K filed on March 6, 2020).
21.1*	Subsidiaries of Willdan Group, Inc.
23.1*	Consent of Crowe LLP.
24.1*	Power of Attorney (included on signature page hereto).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
‡	Portions of the referenced exhibit have been omitted pursuant to Item 601(b) of Regulation S-K because it (i) is not material and (ii) would be competitively harmful if publicly disclosed.

†	Indicates a management contract or compensating plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILLDAN GROUP, INC.

/s/ Stacy B. McLaughlin
Stacy B. McLaughlin
Chief Financial Officer and Vice President
March 16, 2021

KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Stacy McLaughlin his/her attorney-in-fact, with the power of substitution, for him/her in any and all capacities, to sign any amendments to this Report on Form 10-K and to file the same, with Exhibits thereto and other documents in connection therewith with the SEC, hereby ratifying and confirming all that said attorney-in-fact, or substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas D. Brisbin	Chairman and Chief Executive Officer (principal executive officer)	March 16, 2021
Thomas D. Brisbin

/s/ Stacy B. McLaughlin	Chief Financial Officer and Vice President (principal financial officer and principal accounting officer)	March 16, 2021
Stacy B. McLaughlin

/s/ Keith W. Renken	Director	March 16, 2021
Keith W. Renken

/s/ Steven A. Cohen	Director	March 16, 2021
Steven A. Cohen

/s/ Debra G. Coy	Director	March 16, 2021
Debra G. Coy

/s/ Raymond W. Holdsworth	Director	March 16, 2021
Raymond W. Holdsworth

/s/ Douglas J. McEachern	Director	March 16, 2021
Douglas J. McEachern

/s/ Dennis V. McGinn	Director	March 16, 2021
Dennis V. McGinn

/s/ Mohammad Shahidehpour	Director	March 16, 2021
Mohammad Shahidehpour