Form 10-Q
period 2021-04-02
Willdan Group, Inc.
filed 2021-05-07
CIK 1370450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2021

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

Large accelerated filer ◻	Accelerated filer ⌧

Non-accelerated filer ◻	Smaller reporting company ◻
Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ◻ No ⌧

As of May 5, 2021, there were 12,516,994 shares of common stock, $0.01 par value per share, of Willdan Group, Inc. issued and outstanding.

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

All of our forward-looking statements are subject to risks and uncertainties that may cause our actual results to differ materially from our expectations. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to:

●	the extent to which the coronavirus (“Covid-19”) pandemic and measures taken to contain its spread ultimately impact our business, results of operation and financial condition, including the speed with which our various direct install programs for small businesses are able to resume normal operations following government mandated shutdowns and phased re-openings;
●	our ability to adequately complete projects in a timely manner;
●	our ability to compete successfully in the highly competitive energy efficiency services market, which represented 83% of our consolidated revenue in fiscal year 2020;
●	our reliance on work from our top ten clients, which accounted for 48% of our consolidated contract revenue for fiscal year 2020;
●	changes in state, local and regional economies and government budgets;
●	our ability to win new contracts, to renew existing contracts and to compete effectively for contracts awarded through bidding processes;
●	our ability to successfully integrate our acquisitions and execute on our growth strategy;
●	our ability to make principal and interest payments on our outstanding debt as they come due and to comply with the financial covenants contained in our debt agreements; and
●	our ability to obtain financing and to refinance our outstanding debt as it matures.

The above is not a complete list of factors or events that could cause actual results to differ from our expectations, and we cannot predict all of them. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements disclosed elsewhere in this Quarterly Report on Form 10-Q, and under Part I, Item 1A. “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended January 1, 2021, as such disclosures may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange Commission, including subsequent Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and public communications. You should evaluate all forward-looking statements made in this Quarterly Report on Form 10-Q and otherwise in the context of these risks and uncertainties.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(Unaudited)

	April 2,	January 1,
	2021	2021
Assets
Current assets:
Cash and cash equivalents	$25,374	$28,405
Accounts receivable, net of allowance for doubtful accounts of $1,957 and $2,127 at April 2, 2021 and January 1, 2021, respectively	42,414	60,403
Contract assets	66,973	62,426
Other receivables	5,390	6,405
Prepaid expenses and other current assets	4,649	5,564
Total current assets	144,800	163,203
Equipment and leasehold improvements, net	12,777	12,506
Goodwill	130,124	130,124
Right-of-use assets	18,569	20,130
Other intangible assets, net	61,370	64,256
Other assets	2,041	5,993
Deferred income taxes, net	15,169	14,111
Total assets	$384,850	$410,323
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$26,250	$41,372
Accrued liabilities	37,872	41,754
Contingent consideration payable	9,843	12,321
Contract liabilities	8,714	7,434
Notes payable	14,488	14,996
Finance lease obligations	266	248
Lease liability	5,584	5,844
Total current liabilities	103,017	123,969
Contingent consideration payable	505	2,999
Notes payable	94,987	98,178
Finance lease obligations, less current portion	345	236
Lease liability, less current portion	14,285	15,649
Other noncurrent liabilities	80	128
Total liabilities	213,219	241,159

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 40,000 shares authorized; 12,508 and 12,160 shares issued and outstanding at April 2, 2021 and January 1, 2021, respectively	125	122
Additional paid-in capital	155,116	149,014
Accumulated other comprehensive loss	(360)	(488)
Retained earnings	16,750	20,516
Total stockholders’ equity	171,631	169,164
Total liabilities and stockholders’ equity	$384,850	$410,323

See accompanying notes to Condensed Consolidated Financial Statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	April 2,	April 3,
	2021	2020
Contract revenue	$79,086	$106,026

Direct costs of contract revenue (inclusive of directly related depreciation and amortization):
Salaries and wages	15,820	18,915
Subcontractor services and other direct costs	31,134	56,420
Total direct costs of contract revenue	46,954	75,335

General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	19,444	20,412
Facilities and facility related	2,643	2,694
Stock-based compensation	4,206	4,595
Depreciation and amortization	4,187	4,519
Other	5,841	6,740
Total general and administrative expenses	36,321	38,960
Income (Loss) from operations	(4,189)	(8,269)

Other income (expense):
Interest expense, net	(1,064)	(1,513)
Other, net	29	23
Total other expense, net	(1,035)	(1,490)
Income (Loss) before income taxes	(5,224)	(9,759)

Income tax (benefit) expense	(1,458)	(1,605)
Net income (loss)	(3,766)	(8,154)

Other comprehensive income (loss):
Unrealized gain (loss) on derivative contracts, net of tax	128	(449)
Comprehensive income (loss)	$(3,638)	$(8,603)

Earnings (Loss) per share:
Basic	$(0.31)	$(0.71)
Diluted	$(0.31)	$(0.71)

Weighted-average shares outstanding:
Basic	12,147	11,510
Diluted	12,147	11,510

See accompanying notes to Condensed Consolidated Financial Statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

				Accumulated
			Additional	other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total
Balance at December 27, 2019	11,497	$115	$132,547	$(396)	$35,012	$167,278
Shares of common stock issued in connection with employee stock purchase plan	40	—	1,073	—	—	1,073
Shares of common stock issued in connection with incentive stock plan	19	—	260	—	—	260
Shares used to pay taxes on stock grants	(92)	(1)	(2,866)	—	—	(2,867)
Issuance of restricted stock award and units	176	2	(1)	—	—	1
Stock-based compensation expense	—	—	4,595	—	—	4,595
Net income (loss)	—	—	—	—	(8,154)	(8,154)
Net unrealized loss on derivative contracts	—	—	—	(449)	—	(449)
Balance at April 3, 2020	11,640	$116	$135,608	$(845)	$26,858	$161,737

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total
Balance at January 1, 2021	12,160	$122	$149,014	$(488)	$20,516	$169,164
Shares of common stock issued in connection with employee stock purchase plan	66	1	1,384	—	—	1,385
Shares of common stock issued in connection with incentive stock plan	27	—	527	—	—	527
Shares used to pay taxes on stock grants	—	—	(12)	—	—	(12)
Issuance of restricted stock award and units	255	2	(3)	—	—	(1)
Stock-based compensation expense	—	—	4,206	—	—	4,206
Net income (loss)	—	—	—	—	(3,766)	(3,766)
Net unrealized gain on derivative contracts	—	—	—	128	—	128
Balance at April 2, 2021	12,508	$125	$155,116	$(360)	$16,750	$171,631

See accompanying notes to Condensed Consolidated Financial Statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended
	April 2,	April 3,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$(3,766)	$(8,154)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,187	4,519
Deferred income taxes, net	(1,058)	(2,136)
(Gain) loss on sale/disposal of equipment	1	(16)
Provision for doubtful accounts	170	366
Stock-based compensation	4,206	4,595
Accretion and fair value adjustments of contingent consideration	398	334
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts receivable	17,819	(4,451)
Contract assets	(4,547)	36,798
Other receivables	1,015	(253)
Prepaid expenses and other current assets	974	704
Other assets	3,952	607
Accounts payable	(15,122)	9,938
Accrued liabilities	(3,801)	(28,001)
Contract liabilities	1,280	1,602
Right-of-use assets	(63)	3
Net cash provided by operating activities	5,645	16,455
Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(1,327)	(2,156)
Proceeds from sale of equipment	8	17
Net cash used in investing activities	(1,319)	(2,139)
Cash flows from financing activities:
Payments on contingent consideration	(5,371)	(1,434)
Payments on notes payable	(508)	(151)
Borrowings under term loan facility and line of credit	—	9,000
Repayments under term loan facility and line of credit	(3,250)	(13,250)
Principal payments on finance leases	(127)	(96)
Proceeds from stock option exercise	527	260
Proceeds from sales of common stock under employee stock purchase plan	1,385	1,073
Shares used to pay taxes on stock grants	(12)	(2,867)
Restricted Stock Award and Units	(1)	1
Net cash (used in) provided by financing activities	(7,357)	(7,464)
Net increase (decrease) in cash and cash equivalents	(3,031)	6,852
Cash and cash equivalents at beginning of period	28,405	5,452
Cash and cash equivalents at end of period	$25,374	$12,304
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$954	$1,735
Income taxes	(320)	529
Supplemental disclosures of noncash investing and financing activities:
(Gain) loss on cash flow hedge valuations, net of tax	128	(449)
Other working capital adjustment	—	—
Equipment acquired under finance leases	254	193

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

The accounting policies followed by the Company are set forth in Part II, Item 8, Note 1, Organization and Operations of the Company, of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2021. In the opinion of management, all adjustments necessary to fairly state the Condensed Consolidated Financial Statements have been made. All such adjustments are of a normal, recurring nature. Certain information and footnote disclosures normally included in the Consolidated Financial Statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These Condensed Consolidated Financial Statements and related notes thereto should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2021. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

Fiscal Years

The Company operates and reports its annual financial results based on 52 or 53-week periods ending on the Friday closest to December 31. The Company operates and reports its quarterly financial results based on the 13-week period ending on the Friday closest to June 30, September 30, and December 31 and the 13 or 14-week period ending on the Friday closest to March 31, as applicable. Fiscal year 2021, which ends on December 31, 2021, will be comprised of 52 weeks, with all quarters consisting of 13 weeks each. Fiscal year 2020, which ended on January 1, 2021 was comprised of 53 weeks, with the first quarter consisting of 14 weeks and the remaining quarters consisting of 13 weeks each. All references to years in the notes to consolidated financial statements represent fiscal years.

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

Management’s Plans in Response to Covid-19

The coronavirus (“Covid-19”) pandemic has resulted in governmental authorities around the world implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place or total lock-down orders and business limitations and shutdowns (subject to exceptions for certain essential operations and businesses). The Covid-19 outbreak and restrictions intended to slow the spread of Covid-19 have caused economic and social disruption on an unprecedented scale. The full extent to which Covid-19 impacts the Company’s operations will depend on future developments, which are highly uncertain, including, among others, the duration of the

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

pandemic, resurgences of Covid-19 and variants, the availability, effectiveness and public acceptance of FDA-approved Covid-19 vaccines, and the actions taken, especially those by governmental authorities, to contain its spread or treat its impact.

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

Financial Position and Results of Operations

The Covid-19 pandemic and efforts to limit its spread negatively impacted the Company’s operations during its fiscal year 2020 and continued to impact the Company, albeit to a lesser extent, during the first quarter of fiscal year 2021. In California and New York, the states in which the Company has historically derived a majority of its revenue, mandatory shutdown orders were issued in March 2020. In New York, phased re-openings began in June 2020, and all of the Company’s New York utility programs have restarted. In California, phased re-openings began in May 2020, followed by periods of curtailments as a result of resurgences of Covid-19 cases, and subsequent re-openings. As a result, the most significant pandemic related impacts to the Company’s business are now occurring in California to its direct install business as re-openings are still in progress. In addition, as of May 5, 2021, though some of the Company work has been suspended, none of its contracts have been cancelled.

In the Energy segment, the Company has experienced a negative impact on its direct install programs that serve small businesses as a result of restrictions put in place by governmental authorities that required temporary shutdowns of all “non-essential” businesses which resulted in a significant portion of the Company’s direct install work on these programs being suspended for varying periods of time during fiscal year 2020 and continuing in California through the Company’s first fiscal quarter of 2021. During non-Covid-19 impacted years, such as fiscal year 2019, the Company derived approximately 40% of its gross revenue from its direct install programs that serve small businesses and 60% from the Company’s other programs. The Company’s other programs are either businesses that have been determined to be “essential” by government authorities or have continued to progress during the pandemic.

In the Engineering and Consulting segment, the Company’s revenues have been less affected by Covid-19 than the revenues in the Energy Segment. The services in this segment have generally been deemed “essential” by the government and have continued to operate while abiding social distancing measures.

In response to the Covid-19 pandemic and efforts to prevent its spread, the Company began taking a number of steps during the first quarter of fiscal 2020 aimed at preserving liquidity and positioning itself to resume its growth trajectory after work restrictions are lifted. For more information, see Part II. Item 8. Note 1. “Organization and Operation of the Company” of the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended January 1, 2021.

In addition to these actions, subsequent to the end of the Company’s first fiscal quarter of 2021, the Company amended its credit facility for increased covenant flexibility as a result of additional working capital requirements related to $781 million in new California Investor Owned Utility contracts signed in December 2020.

The Company believes that its financial position is sufficiently flexible to enable it to maneuver in the current economic environment.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Asset and liability valuation and other estimates used in preparation of financial statements

As of April 2, 2021, the Company did not have any impairment with respect to goodwill or long-lived assets, including intangible assets. Because the full extent of the impact of the Covid-19 outbreak and efforts to slow its spread are unknown at this time, they could, under certain circumstances, cause impairment and result in a non-cash impairment charge being recorded in future periods.

Changes to the estimated future profitability of the business may require that the Company establish an additional valuation allowance against all or some portion of its net deferred tax assets.

Impact on Clients and Subcontractors and Other Risks

The Company primarily works for utilities, municipalities and other public agencies. Some of these customers could experience significant budget shortfalls for the current year and beyond as a result of the measures taken to mitigate the Covid-19 pandemic and/or revenue shortfalls as a result of reduced economic activity. Although none of the Company’s contracts with governmental or public agencies were materially modified during its fiscal year 2020 or during its first fiscal quarter of 2021, these potential budget deficits could result in delayed funding for existing contracts with the Company, postponements of new contracts or price concessions. Further, most of the Company’s clients are not committed to purchase any minimum amount of services, as the Company agreements with them are based on a “purchase order” model. As a result, they may discontinue utilizing some or all of the Company’s services with little or no notice.

 In addition, the Company relies on subcontractors and material suppliers to complete a substantial portion of our work, especially in its Energy segment. If the Company’s significant subcontractors and material suppliers suffer significant economic harm and must limit or cease operations or file for bankruptcy as a result of the current economic slowdown, the Company’s subcontractors and material suppliers may not be able to fulfill their contractual obligations satisfactorily and the Company may not have the ability to select its subcontractors and material suppliers of choice for new contracts. If the Company’s subcontractors and material suppliers are not able to fulfill their contractual obligations, it could result in a significant increase in costs for the Company to complete the projects or cause significant delays to the realization of revenues under those projects. The ultimate impact of Covid-19 on the Company’s financial condition and results of operations will depend on all of the factors noted above, including other factors that the Company may not be able to forecast at this time. See the risk factor “The Covid-19 pandemic and health and safety measures intended to slow its spread have adversely affected, and may continue to adversely affect, our business, results of operations and financial condition.” under Part I. Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended January 1, 2021. While Covid-19 has had, and the Company expects it to continue to have, an adverse effect on its business, financial condition and results of operations, the Company is unable to predict the extent or duration of these impacts at this time.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

2. RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements Recently Adopted

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”). ASU 2019-12 amends the accounting for income taxes by, among other things, removing: (i) The exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items (for example, discontinued operations or other comprehensive income); (ii) The exception to the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment; (iii) The exception to the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary; and (iv) The exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. The Company adopted this standard effective January 2, 2021. The adoption of this standard did not have a material impact to the Company’s Condensed Consolidated Financial Statements.

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

Retainage, included in contract assets, represents amounts withheld from billings to the Company’s clients pursuant to provisions in the contracts and may not be paid to the Company until specific tasks are completed or the project is completed and, in some instances, for even longer periods. At April 2, 2021 and January 1, 2021, contract assets included retainage of approximately $5.7 million and $6.2 million, respectively.

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

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

4. SUPPLEMENTAL FINANCIAL STATEMENT DATA

Accounts Receivable

From time to time, in connection with factoring agreements, the Company sells trade accounts receivable without recourse to third party purchasers in exchange for cash. During the three months ended April 2, 2021, the Company sold trade accounts receivable and received cash proceeds of $7.2 million. The discounts on the trade accounts receivable sold were $0.6 million and were recorded within “Other, net” in other income (expense) in the condensed consolidated financial statements. During the three months ended April 3, 2020, the Company did not sell any trade accounts receivable.

Equipment and Leasehold Improvements

	April 2,	January 1,
	2021	2021
	(in thousands)
Furniture and fixtures	$4,076	$4,088
Computer hardware and software	19,334	18,047
Leasehold improvements	2,994	2,994
Equipment under finance leases	2,572	2,370
Automobiles, trucks, and field equipment	3,153	3,216
Subtotal	32,129	30,715
Accumulated depreciation and amortization	(19,352)	(18,209)
Equipment and leasehold improvements, net	$12,777	$12,506

Included in accumulated depreciation and amortization is $0.1 million and $0.6 million of amortization expense related to equipment held under finance leases in the three months ended April 2, 2021 and fiscal year 2020, respectively.

Accrued Liabilities

	April 2,	January 1,
	2021	2021
	(in thousands)
Accrued subcontractor costs	$16,934	$19,124
Employee withholdings	7,962	2,768
Other	5,489	11,981
Accrued bonuses	3,576	5,211
Compensation and payroll taxes	3,259	1,983
Paid leave bank	652	687
Total accrued liabilities	$37,872	$41,754

Goodwill

	January 1,	Additional	Additions /	April 2,
	2021	Purchase Cost	Adjustments	2021
	(in thousands)
Reporting Unit:
Energy	$129,375	$—	$—	$129,375
Engineering and Consulting	749	—	—	749
	$130,124	$—	$—	$130,124

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The Company tests for impairment, at a minimum, on an annual basis or earlier when certain events or changes in circumstances indicate that goodwill may more likely than not be impaired. The Company evaluated the current economic impact caused by the Covid-19 pandemic to assess a potential impairment of goodwill and noted that it does not believe it is more likely than not that goodwill was impaired as of April 2, 2021.

Intangible Assets

	April 2, 2021		January 1, 2021
	Gross	Accumulated	Gross	Accumulated	Amortization
	Amount	Amortization	Amount	Amortization	Period
	(in thousands)				(in years)
Finite:
Backlog	$7,944	$6,492	$7,944	$6,249	1.0
Tradename	15,911	7,488	15,911	6,984	2.5	-	6.0
Non-compete agreements	1,420	1,396	1,420	1,390	4.0	-	5.0
Developed technology	15,500	6,818	15,500	6,107	8.0
Customer relationships	58,149	15,670	58,149	14,248	5.0	-	8.0
Total finite intangible assets	98,924	$37,864	98,924	$34,978
In-process research and technology (1)	310	—	310	—
Total intangible assets	$99,234	$37,864	$99,234	$34,978
(1)	In-process research and technology will not be amortized until put into use.

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

On January 31, 2019, the Company entered into an interest rate swap agreement that the Company designated as cash flow hedge to fix the variable interest rate on a portion of the Company’s Term A Loan (as defined below in Note 6. “Debt Obligations”). The interest rate swap agreement total notional amount of $35.0 million, has a fixed annual interest rate of 2.47% and expires on January 31, 2022. As of April 2, 2021, the effective portion of the Company’s interest rate swap agreement designated as a cash flow hedge before tax effects was $0.5 million, of which no amounts were reclassified from accumulated other comprehensive income to interest expense in the three months ended April 2, 2021. The Company expects to reclassify $0.5 million from accumulated other comprehensive loss to interest expense within the next twelve months.

The fair values of the Company’s outstanding derivatives designated as hedging instruments were as follows:

		Fair Value of Derivative
		Instruments as of
	Balance Sheet Location	April 2, 2021	January 1, 2021
		(in thousands)
Interest rate swap agreement	Accrued liabilities	$(509)	$(624)
Interest rate swap agreement	Other noncurrent (liabilities) assets	$—	$(48)

The impact of the effective portions of derivative instruments in cash flow hedging relationships and fair value relationships on other comprehensive income (loss) were $0.2 million and $0.4 million of the three months ended April 2, 2021 and April 3, 2020, respectively

The accumulated balances and reporting period activities for the three months ended April 2, 2021 related to reclassifications out of accumulated other comprehensive loss are summarized as follows:

	Gain (Loss) on	Accumulated Other
	Derivative Instruments	Comprehensive Loss
	(in thousands)
Balances at January 1, 2021	$(488)	$(488)
Other comprehensive loss before reclassifications	163	163
Amounts reclassified from accumulated other comprehensive income:	0	0
Income tax benefit (expense) related to derivative instruments	(35)	(35)
Net current-period other comprehensive loss	128	128
Balances at April 2, 2021	$(360)	$(360)

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

6. DEBT OBLIGATIONS

Debt obligations, excluding obligations under finance leases (see Note 7, Leases, below), consisted of the following:

	April 2,	January 1,
	2021	2021
	(in thousands)
Outstanding borrowings on Term A Loan	$82,500	$85,000
Outstanding borrowings on Revolving Credit Facility	—	—
Outstanding borrowings on Delayed Draw Term Loan	26,250	27,000
Other debt agreements	1,488	1,996
Total debt	110,238	113,996
Issuance costs and debt discounts	(763)	(822)
Subtotal	109,475	113,174
Less current portion of long-term debt	14,488	14,996
Long-term debt portion	$94,987	$98,178

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

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Third Amendment to the Credit Agreement

On May 6, 2020, the Company entered into the Third Amendment to the Amended and Restated Credit Agreement (the “Third Amendment”) which, among other things, amends or suspends certain covenants contained in the Credit Agreement from May 6, 2020 until the earlier of (i) July 2, 2021 and (ii) the last day of the fiscal quarter in which the Company delivers an irrevocable election to terminate the covenant relief granted by the Third Amendment (the “Covenant Relief Period”).

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

As of April 2, 2021, the Company was in compliance with all covenants contained in the Credit Agreement, as amended by the Third Amendment.

Other Debt Agreements

Insurance Premiums

The Company’s annual commercial insurance policy protection package renews in the fourth quarter of every year. From time to time, the Company will finance insurance premiums by entering into unsecured notes payable with insurance companies.

During the Company’s annual insurance renewals in the fourth quarter of its fiscal year ended January 1, 2021, the Company elected to finance its insurance premiums for the 2021 fiscal year with a note payable bearing interest at an annual rate of 2.75%, payable in monthly principal and interest installments of $0.2 million through August 2021. As of April 2, 2021 and January 1, 2021, the unpaid balance of the financed premiums totaled $0.6 million and $1.1 million, respectively.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Software Agreements

The Company has also financed, from time to time, software costs by entering into unsecured notes payable with software providers. During the fiscal year ended December 28, 2018, the Company elected to finance its IBM software costs of $0.2 million with a note payable bearing interest at an annual rate of 4.656%, payable in monthly principal and interest installments of $6,000 through November 2021. As of April 2, 2021, and January 1, 2021, the unpaid balance related to the IBM software agreement totaled $38,000 and $57,000, respectively.

Utility Customer Agreement

In connection with the acquisition of substantially all of the assets of Onsite Energy, the Company assumed a contract dispute settlement agreement between Onsite Energy and one of its utility customers dated December 20, 2018 (the “Utility Customer Agreement”) where Onsite Energy agreed to pay $1.7 million, bearing interest at an imputed annual rate of 4.332%, payable in quarterly principal and interest installments through June 2021. As of April 2, 2021 and January 1, 2021, the unpaid balance of the Utility Customer Agreement totaled $0.8 million.

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

From time to time, the Company enters into non-cancelable leases for some of our facility and equipment needs. These leases allow the Company to conserve cash by paying a monthly lease rental fee for the use of facilities and equipment rather than purchasing them. The Company’s leases have remaining terms ranging from one to eight years, some of which may include options to extend the leases for up to five years, and some of which may include options to terminate the leases within one year. Currently, all of the Company’s leases contain fixed payment terms. The Company may decide to cancel or terminate a lease before the end of its term, in which case we are typically liable to the lessor for the remaining lease payments under the term of the lease. Additionally, all of our month-to-month leases are cancelable by the Company or the lessor, at any time, and are not included in our right-of-use asset or lease liability. As of April 2, 2021, the Company had no leases with residual value guarantees. Typically, the Company has purchase options on the equipment underlying its long-term leases. The Company may exercise some of these purchase options when the need for equipment is on-going and the purchase option price is attractive. Nonperformance-related default covenants, cross-default provisions, subjective default provisions and material adverse change clauses contained in material lease agreements, if any, are also evaluated to determine whether those clauses affect lease classification in accordance with “ASC” Topic 842-10-25. Leases are accounted for as operating or financing leases, depending on the terms of the lease.

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

Right-of-use assets

Operating leases are included in right-of-use assets, and current portion of lease liability and noncurrent portion of lease liability, as appropriate. Right-of-use assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of the Company’s leases do not provide an implicit rate to calculate present value, the Company determines this rate by estimating the Company’s incremental borrowing rate at the lease commencement date. The right-of-use asset also includes any lease payments made and initial direct costs incurred at lease commencement and excludes lease incentives. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that it will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following is a summary of the Company’s lease expense:

	Three Months Ended
	April 2,	April 3,
	2021	2020
	(in thousands)
Operating lease cost	$1,692	$1,742
Finance lease cost:
Amortization of assets	123	155
Interest on lease liabilities	6	9
Total net lease cost	$1,821	$1,906

The following is a summary of lease information presented on the Company’s consolidated balance sheet:

	April 2,	January 1,
	2021	2021
	(in thousands)
Operating leases:
Right-of-use assets	$18,569	$20,130

Lease liability	$5,584	$5,844
Lease liability, less current portion	14,285	15,649
Total lease liabilities	$19,869	$21,493

Finance leases (included in equipment and leasehold improvements, net):
Equipment and leasehold improvements, net	$2,572	$2,370
Accumulated depreciation	(1,899)	(1,826)
Total equipment and leasehold improvements, net	$673	$544

Finance lease obligations	$266	$248
Finance lease obligations, less current portion	345	236
Total finance lease obligations	$611	$484

Weighted average remaining lease term (in years):
Operating Leases	4.27	4.40
Finance Leases	2.29	2.02

Weighted average discount rate:
Operating Leases	4.40%	4.44%
Finance Leases	3.33%	3.74%

Rent expense for the three months ended April 2, 2021 and April 3, 2020 was $1.8 million and $1.9 million, respectively.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following is a summary of other information and supplemental cash flow information related to finance and operating leases:

	Three Months Ended
	April 2,	April 3,
	2021	2020

	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$1,816	$1,705
Operating cash flow from finance leases	6	9
Financing cash flow from finance leases	127	96

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$16	$984

The following is a summary of the maturities of lease liabilities as of April 2, 2021:

	Operating	Finance
	(in thousands)
Fiscal year:
Remainder of 2021	$6,321	$281
2022	5,592	233
2023	3,442	99
2024	2,376	18
2025	2,100	4
2026 and thereafter	1,957	—
Total lease payments	$21,788	$635
Less: Imputed interest	(1,919)	(24)
Total lease obligations	19,869	611
Less: Current obligations	5,584	266
Noncurrent lease obligations	$14,285	$345

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

The Company made matching contributions of $0.9 million during the three months ended April 2, 2021 and April 3, 2020.

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

The Company manages Genesys and has the power to direct the activities that most significantly impact Genesys’s performance, in addition to being obligated to absorb expected losses from Genesys. Accordingly, the Company is the primary beneficiary of Genesys and consolidates Genesys as a VIE. In addition, the Company concluded there is no noncontrolling interest related to the consolidation of Genesys because the Company determined that (i) the shareholder of Genesys does not have more than a nominal amount of equity investment at risk, (ii) WES absorbs the expected losses of Genesys through its deferral of Genesys’s service fees owed to WES and the Company has, since entering into the administrative services agreement, had to continuously defer service fees for Genesys, and (iii) the Company believes Genesys will continue to have a shortfall on payment of its service fees for the foreseeable future, leaving no expected residual returns for the shareholder. As of April 2, 2021, the Company had one VIE — Genesys.

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

There were no intersegment sales during the three months ended April 2, 2021 and April 3, 2020. The Company’s chief operating decision maker evaluates the performance of each segment based upon income or loss from operations before income taxes. Certain segment asset information including expenditures for long-lived assets has not been presented as it is not reported to or reviewed by the chief operating decision maker. In addition, enterprise-wide service line contract revenue is not included as it is impracticable to report this information for each group of similar services.

Financial information with respect to the reportable segments is as follows:

		Engineering	Unallocated		Consolidated
	Energy	& Consulting	Corporate	Intersegment	Total
	(in thousands)
Fiscal Three Months Ended April 2, 2021
Contract revenue	$62,007	$17,079	$-	$-	$79,086
Depreciation and amortization	3,938	249	-	-	4,187
Interest expense, net	4	-	1,060	-	1,064
Segment profit (loss) before income tax expense	(2,832)	2,110	(4,502)	-	(5,224)
Income tax expense (benefit)	(790)	589	(1,257)	-	(1,458)
Net income (loss)	(2,042)	1,521	(3,245)	-	(3,766)
Segment assets (1)	312,341	22,624	73,015	(23,130)	384,850
Fiscal Three Months Ended April 3, 2020
Contract revenue	$87,799	$18,227	$-	$-	$106,026
Depreciation and amortization	4,236	283	-	-	4,519
Interest expense, net	11	-	1,502	-	1,513
Segment profit (loss) before income tax expense	(6,406)	2,004	(5,357)	-	(9,759)
Income tax expense (benefit)	(1,054)	330	(881)	-	(1,605)
Net income (loss)	(5,353)	1,676	(4,477)	-	(8,154)
Segment assets (1)	355,856	24,866	55,211	(23,130)	412,803
(1)	Segment assets are presented net of intercompany receivables.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following tables provides information about disaggregated revenue by contract type, client type and geographical region:

	Three months ended April 2, 2021
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$6,900	$13,421	$20,321
Unit-based	39,614	2,445	42,059
Fixed price	15,493	1,213	16,706
Total (1)	$62,007	$17,079	$79,086

Client Type
Commercial	$5,928	$1,096	$7,024
Government	13,555	15,929	29,484
Utilities (2)	42,525	53	42,578
Total (1)	$62,007	$17,079	$79,086

Geography (3)
Domestic	$62,007	$17,079	$79,086

	Three months ended April 3, 2020
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$14,011	$14,092	$28,103
Unit-based	50,890	3,104	53,994
Fixed price	22,898	1,031	23,929
Total (1)	$87,799	$18,227	$106,026

Client Type
Commercial	$8,729	$1,374	$10,103
Government	21,728	16,794	38,522
Utilities (2)	57,342	59	57,401
Total (1)	$87,799	$18,227	106,026

Geography (3)
Domestic	$87,799	$18,227	106,026

(1)	Amounts may not add to the totals due to rounding.
(2)	Includes the portion of revenue related to small business programs paid by the end user/customer.
(3)	Revenue from the Company’s foreign operations were not material for the three months ended April 2, 2021 and April 3, 2020.

Geographical Information

Substantially all of the Company’s consolidated revenue was derived from its operations in the U.S. The Company operates through a network of offices spread across 24 U.S. states, the District of Columbia, and Canada. Revenues from the Company’s Canadian operations were not material for the three months ended April 2, 2021 nor the three months ended April 3, 2020.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Customer Concentration

For the three months ended April 2, 2021 and April 3, 2020, the Company’s top 10 customers accounted for 48.7%, and 58.1%, respectively, of the Company’s consolidated contract revenue. For the three months ended April 2, 2021 and April 3, 2020, the Company had no individual customer that accounted for more than 10% of its consolidated contract revenues. For the three months ended April 3, 2020, the Company derived 29.2% of its consolidated contract revenue from two customers, Los Angeles Department of Water and Power (“LADWP”) and Dormitory Authority-State of New York Dormitory Authority-State of New York (“DASNY”).

On a segment basis, the Company had individual customers that accounted for more than 10% of its segment contract revenues. For the three months ended April 2, 2021, the Company derived 10.3% of its Energy segment revenues from one customer, Consolidated Edison of New York, and it derived 17.8% of its Engineering and Consulting segment revenues from one customer, the City of Elk Grove. For the three months ended April 3, 2020, the Company derived 45.3% of its Energy segment revenues from three customers, LADWP, DASNY and Duke Energy, and it derived 19.5% of its Engineering and Consulting segment revenues from one customer, the City of Elk Grove.

The Company’s largest clients are based in California and New York. For the three months ended April 2, 2021 and April 3, 2020, services provided to clients in California accounted for 34.3%, and 44.0%, respectively, of the Company’s contract revenue and services provided to clients in New York accounted for 22.1% and 20.4%, respectively, of the Company’s contract revenue.

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

During each fiscal year, the Company assesses the available positive and negative evidence to evaluate if it is more likely than not that the deferred tax assets will be realized. Beginning in fiscal year 2017, the Company determined that it was more-likely-than-not that the entire California net operating loss will not be utilized prior to expiration. Significant pieces of objective evidence evaluated included the Company’s history of utilization of California net operating losses in prior years for each of its subsidiaries, as well as its forecasted amount of net operating loss utilization for certain members of the combined group. As a result, the Company recorded a valuation allowance in the amount of $86,000 at the end of fiscal year 2018 related to California net operating losses. As of April 2, 2021, the Company assessed all available positive and negative evidence available to determine whether, based on the weight of that evidence, there was a change in judgment related to the utilization of deferred tax assets in future years. The Company concluded that as of April 2, 2021, the valuation allowance for the Company’s deferred tax assets was appropriate in accordance with ASC 740. Consequently, there was no change to the valuation allowance during the three months ended April 2, 2021. For the three months ended April 3, 2020, the Company did not have a change in the valuation allowance.

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

The Company recognizes the tax benefit from uncertain tax positions if it is more likely than not that the tax positions will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefit is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of April 2, 2021, the Company has not recorded a liability for uncertain tax positions.

Based on the Company’s estimates and determination of an effective tax rate for the year, the Company recorded an income tax benefit of $1.5 million for the three months ended April 2, 2021, as compared to an income tax benefit of $1.6 million for the three months ended April 3, 2020. During the three months ended April 2, 2021, the difference between the effective tax rate and the federal statutory rate was primarily attributable to state taxes, the recognition of tax deductions related to the vesting of performance-based restricted stock units, nondeductible executive compensation, research and development tax credits, and the commercial building energy efficiency deduction. For the three months ended April 3, 2020, the difference between the effective tax rate and the federal statutory rate is primarily

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

attributable to state taxes, the recognition of tax deductions related to the vesting of performance-based restricted stock units, nondeductible executive compensation, research and development tax credits, and the commercial building energy efficiency deduction.

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security (CARES) Act (H.R. 748) which includes a number of provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. Under ASC 740, the effects of new legislation are recognized upon enactment. Accordingly, the effects of the CARES Act have been incorporated into the income tax provision computation for the three months ended April 2, 2021 and April 3, 2020. The Company deferred the employer side social security payments for payroll paid for 2020. These provisions did not have a material impact on the income tax provision.

On December 27, 2020, President Trump signed into law the Consolidated Appropriations Act, 2021 (CAA 2021) which included a number of provisions including, but not limited to the extension of numerous employment tax credits, the extension of the Section 179D deduction, enhanced business meals deductions, and the deductibility of expenses paid for with Paycheck Protection Program (PPP) loan funds that are forgiven. Accordingly, the effects of the CCA have been incorporated into the income tax provision computation for the three months ended April 2, 2021. The extension of the energy efficiency building deduction under Section 179D resulted in the continuation of this additional benefit for the Company.

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

The following table sets forth the number of weighted-average common shares outstanding used to compute basic and diluted EPS:

	Three months ended
	April 2,	April 3,
	2021	2020
	(in thousands, except per share amounts)
Net income (loss)	$(3,766)	$(8,154)
Weighted-average common shares outstanding	12,147	11,510
Effect of dilutive stock options and restricted stock awards	—	—
Weighted-average common shares outstanding-diluted	12,147	11,510
Earnings (Loss) per share:
Basic	$(0.31)	$(0.71)
Diluted	$(0.31)	$(0.71)

For the three months ended April 2, 2021 and April 3, 2020, the Company reported a net loss, and accordingly, all outstanding equity awards have been excluded from such periods because including them would have been anti-dilutive.

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

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

13. SUBSEQUENT EVENTS

Fourth Amendment to the Credit Agreement

On April 30, 2021, the Company entered into the Fourth Amendment to the Amended and Restated Credit Agreement (the “Fourth Amendment”). The Third Amendment established a covenant relief period from May 6, 2020 to July 2, 2021 (the “Initial Covenant Relief Period”). The Fourth Amendment extends the Initial Covenant Relief Period from July 2, 2021 to and including the earlier of (i) April 1, 2022 and (ii) the last day of the fiscal quarter in which the Company delivers an irrevocable election to terminate the covenant relief granted by the Fourth Amendment (the “Second Covenant Relief Period,” and together with the Initial Covenant Relief Period, the “Amended Covenant Relief Period”). The Fourth Amendment also (A) establishes the minimum Adjusted EBITDA thresholds for the remainder of the Amended Covenant Relief Period, (B) increases the maximum Leverage Ratio the Company is permitted to maintain through the fiscal quarter ending on April 1, 2022, (C) removes the previous prohibition during the Initial Covenant Relief Period on the Company’s ability to make delayed draw term loan borrowings, (D) removes the previous prohibition during the Initial Covenant Relief Period on the Company’s ability to make Permitted Acquisitions (as defined in the Credit Agreement) and to purchase, redeem or otherwise acquire the Company’s common stock, in each case, subject to certain conditions, and (E) increases the maximum amount of earn-out payments the Company is permitted to make during the Amended Covenant Relief Period from $7.0 million to $17.0 million, provided that the Company’s liquidity would not be less than $10.0 million after giving effect to such earn-out payment. Additionally, during the remainder of the Amended Covenant Relief Period, the aggregate amount of all capital expenditures made by the Company may not exceed $15.0 million.

Pursuant to the Fourth Amendment, borrowings under the Credit Agreement will bear interest at all times other than during the Initial Covenant Relief Period, at either a Base Rate or LIBOR, each as defined in the Credit Agreement, at the Company’s option, and in each case plus an applicable margin, which applicable margin will range from 0.125% to 1.25% with respect to Base Rate borrowings and 1.125% to 2.25% with respect to LIBOR borrowings, depending on the Leverage Ratio; provided, that LIBOR cannot be less than 0.00%. The Company will also pay a commitment fee for the unused portion of the Revolving Credit Facility and the delayed draft term loan facility, which will range from 0.15% to 0.40% per annum depending on the Leverage Ratio, and fees on the face amount of any letters of credit outstanding under the Revolving Credit Facility, which will range from 0.84% to 1.688% per annum, in each case, depending on whether such letter of credit is a performance or financial letter of credit and the Leverage Ratio.

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

Impact of Covid-19 on Our Business

The coronavirus (“Covid-19”) pandemic has resulted in governmental authorities around the world implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place or total lock-down orders and business limitations and shutdowns (subject to exceptions for certain essential operations and businesses). The Covid-19 outbreak and restrictions intended to slow the spread of Covid-19 have caused economic and social disruption on an unprecedented scale. The full extent to which Covid-19 impacts our operations will depend on future developments, which are highly uncertain, including, among others, the duration of the pandemic, resurgences of Covid-19 and variants, the availability, effectiveness and public acceptance of FDA-approved Covid-19 vaccines, and the actions taken, especially those by governmental authorities, to contain its spread or treat its impact.

Health and Safety

In response to the Covid-19 pandemic, we have taken and will continue to take temporary precautionary measures intended to help minimize the risk of Covid-19 to our employees, including requiring the majority of our employees to work remotely, suspending non-essential travel and restricting in-person work-related meetings. We expect to continue to implement these measures until it has determined that the Covid-19 pandemic is adequately contained for purposes of our business, and may take further actions as government authorities require or recommend or as it determines to be in the best interests of our employees, customers, business partners and third-party service providers.

Financial Position and Results of Operations

The Covid-19 pandemic and efforts to limit its spread negatively impacted our operations during our fiscal year 2020 and continued to impact us, albeit to a lesser extent, during the first quarter of fiscal year 2021. In California and New York, the states in which we have historically derived a majority of our revenue, mandatory shutdown orders were issued in March 2020. In New York, phased re-openings began in June 2020, and all of our New York utility programs have restarted. In California, phased re-openings began in May 2020, followed by periods of curtailments as a result of resurgences of Covid-19 cases, and subsequent re-openings. As a result, the most significant pandemic related impacts to our business are now occurring in California to our direct install business as re-openings are still in progress. In addition, as of May 5, 2021, though some of our work has been suspended, none of our contracts have been cancelled.

In the Energy segment, we have experienced a negative impact on our direct install programs that serve small businesses as a result of restrictions put in place by governmental authorities that required temporary shutdowns of all “non-essential” businesses which resulted in a significant portion of our direct install work on these programs being suspended for varying periods of time during fiscal year 2020 and continuing in California through our first fiscal quarter of 2021. During non-Covid-19 impacted years, such as fiscal year 2019, we derived approximately 40% of our gross revenue from our direct install programs that serve small businesses and 60% from our other programs. Our other programs are either businesses that have been determined to be “essential” by government authorities or have continued to progress during the pandemic.

In the Engineering and Consulting segment, our revenues have been less affected by Covid-19 than the revenues in the Energy segment. The services in this segment have generally been deemed “essential” by the government and have continued to operate while abiding social distancing measures.

In response to the Covid-19 pandemic and efforts to prevent its spread, we began taking a number of steps during the first quarter of fiscal 2020 aimed at preserving liquidity and positioning us to resume our growth trajectory after work restrictions are lifted. For more information, see Part II. Item 7. “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” of our Annual Report on Form 10-K for the year ended January 1, 2021.

In addition to these actions, subsequent to the end of our first fiscal quarter of 2021, we amended our credit facility for increased covenant flexibility as a result of additional working capital requirements related to $781 million in new California Investor Owned Utility contracts signed in December 2020.

We believe that our financial position is sufficiently flexible to enable us to maneuver in the current economic environment.

Asset and liability valuation and other estimates used in preparation of financial statements

As of April 2, 2021, we did not have any impairment with respect to goodwill or long-lived assets, including intangible assets. Because the full extent of the impact of the Covid-19 outbreak and efforts to slow its spread are unknown at this time, they could, under certain circumstances, cause impairment and result in a non-cash impairment charge being recorded in future periods.

Changes to the estimated future profitability of the business may require that we establish an additional valuation allowance against all or some portion of our net deferred tax assets.

Impact on Clients and Subcontractors and Other Risks

We primarily work for utilities, municipalities and other public agencies. Some of these customers could experience significant budget shortfalls for the current year and beyond as a result of the measures taken to mitigate the Covid-19 pandemic and/or revenue shortfalls as a result of reduced economic activity. Although none of our contracts with governmental or public agencies were materially modified during our first fiscal quarter of 2021, these potential budget deficits could result in delayed funding for existing contracts with us, postponements of new contracts or price concessions. Further, most of our clients are not committed to purchase any minimum amount of services, as our agreements with them are based on a “purchase order” model. As a result, they may discontinue utilizing some or all of our services with little or no notice.

 In addition, we rely on subcontractors and material suppliers to complete a substantial portion of our work, especially in our Energy segment. If our significant subcontractors and material suppliers suffer significant economic harm and must limit or cease operations or file for bankruptcy as a result of the current economic slowdown, our subcontractors and material suppliers may not be able to fulfill their contractual obligations satisfactorily and we may not have the ability to select our subcontractors and material suppliers of choice for new contracts. If our subcontractors and material suppliers are not able to fulfill their contractual obligations, it could result in a significant increase in costs for us to complete the projects or cause significant delays to the realization of revenues under those projects. The ultimate impact of Covid-19 on our financial condition and results of operations will depend on all of the factors noted above, including other factors that we may not be able to forecast at this time. See the risk factor “The Covid-19 pandemic and health and safety measures intended to slow its spread have adversely affected, and may continue to adversely affect, our business, results of operations and financial condition.” under Part I. Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended January 1, 2021. While Covid-19 has had, and we expect it to continue to have, an adverse effect on our business, financial condition and results of operations, we are unable to predict the extent or duration of these impacts at this time.

Results of Operations

First Quarter Overview

The following table sets forth, for the periods indicated, certain information derived from our consolidated statements of comprehensive income(1):

	Three Months Ended
	April 2,		April 3,
	2021		2020		$ Change	% Change

	( in thousands, except percentages)

Contract revenue	$79,086	100.0%	$106,026	100.0%	$(26,940)	(25.4)%
Direct costs of contract revenue:
Salaries and wages	15,820	20.0	18,915	17.8	(3,095)	(16.4)
Subcontractor services and other direct costs	31,134	39.4	56,420	53.2	(25,286)	(44.8)
Total direct costs of contract revenue	46,954	59.4	75,335	71.1	(28,381)	(37.7)

Gross profit	32,132	40.6	30,691	28.9	1,441	4.7

General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	19,444	24.6	20,412	19.3	(968)	(4.7)
Facilities and facilities related	2,643	3.3	2,694	2.5	(51)	(1.9)
Stock-based compensation	4,206	5.3	4,595	4.3	(389)	(8.5)
Depreciation and amortization	4,187	5.3	4,519	4.3	(332)	(7.3)
Other	5,841	7.4	6,740	6.4	(899)	(13.3)
Total general and administrative expenses	36,321	45.9	38,960	36.7	(2,639)	(6.8)

Income (loss) from operations	(4,189)	(5.3)	(8,269)	(7.8)	4,080	(49.34)
Other income (expense):
Interest expense	(1,064)	(1.3)	(1,513)	(1.4)	449	(29.7)
Other, net	29	0.0	23	0.0	6	26.0
Total other income (expense)	(1,035)	(1.3)	(1,490)	(1.4)	455	(30.5)
Income (Loss) before income tax expense	(5,224)	(6.6)	(9,759)	(9.2)	4,535	(46.5)
Income tax expense (benefit)	(1,458)	(1.8)	(1,605)	(1.5)	147	(9.2)
Net income (loss)	$(3,766)	(4.8)	$(8,154)	(7.7)	$4,388	(53.8)
(1)	Percentages are expressed as a percentage of contract revenue and may not total due to rounding.

The following tables provides information about disaggregated revenue of the Company’s two segments Energy and Engineering and Consulting by contract type, client type and geographical region(1):

	Three months ended April 2, 2021
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$6,900	$13,421	$20,321
Unit-based	39,614	2,445	42,059
Fixed price	15,493	1,213	16,706
Total (1)	$62,007	$17,079	$79,086

Client Type
Commercial	$5,928	$1,096	$7,024
Government	13,555	15,929	29,484
Utilities (2)	42,525	53	42,578
Total (1)	$62,007	$17,079	$79,086

Geography (3)
Domestic	$62,007	$17,079	$79,086

	Three months ended April 3, 2020
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$14,011	$14,092	$28,103
Unit-based	50,890	3,104	53,994
Fixed price	22,898	1,031	23,929
Total (1)	$87,799	$18,227	$106,026

Client Type
Commercial	$8,729	$1,374	$10,103
Government	21,728	16,794	38,522
Utilities (2)	57,342	59	57,401
Total (1)	$87,799	$18,227	106,026

Geography (3)
Domestic	$87,799	$18,227	106,026

(1)	Amounts may not add to the totals due to rounding.
(2)	Includes the portion of revenue related to small business programs paid by the end user/customer.
(3)	Revenue from our foreign operations were immaterial for the three months ended April 2, 2021 and April 3, 2020.

Three Months Ended April 2, 2021 Compared to Three Months Ended April 3, 2020

Contract revenue. Consolidated contract revenue decreased $26.9 million, or 25.4%, in the three months ended April 2, 2021 compared to the three months ended April 3, 2020, primarily due to decreased contract revenues from our direct install programs for small businesses in our Energy segment and the impact of having one fewer week in our first fiscal quarter of fiscal year 2021 as compared to our first fiscal quarter of fiscal year 2020.

Contract revenue in our Energy segment decreased $25.8 million, or 29.4%, in the three months ended April 2, 2021 compared to the three months ended April 3, 2020. Contract revenue for the Energy segment primarily decreased as a result of decreased contract revenues from our direct install programs for small businesses combined with the impact of having one fewer week in our first fiscal quarter of fiscal year 2021 as compared to our first fiscal quarter of fiscal year 2020. Contract revenues for our direct install programs for small businesses decreased as a result of the business suspensions resulting from the Covid-19 pandemic and efforts to limit its spread that started in March 2020, which continue to impact our operations.

Contract revenue in our Engineering and Consulting segment decreased $1.1 million, or 6.3%, in the three months ended April 2, 2021 compared to the three months ended April 3, 2020. Contract revenue for the Engineering and Consulting segment decreased primarily due the impact of having one fewer week in our first fiscal quarter of fiscal year 2021 as compared to our first fiscal quarter of fiscal year 2020. Contract revenue in our Engineering and Consulting segment has been less affected by Covid-19 than contract revenue in our Energy segment as the services provided in our Engineering and Consulting segment have generally been deemed “essential” by government authorities and have continued to operate while abiding social distancing measures.

Direct costs of contract revenue. Direct costs of consolidated contract revenue decreased $28.4 million, or 37.7%, in the three months ended April 2, 2021 compared to the three months ended April 3, 2020, primarily as a result of decreased contract revenues from our direct install programs for small businesses in our Energy segment, the impact of having one fewer week in our first fiscal quarter of fiscal year 2021 as compared to our first fiscal quarter of fiscal year 2020, and the reduction in pass-through construction management costs.

Direct costs of contract revenue in our Energy segment decreased $26.9 million, or 41.5%, in the three months ended April 2, 2021 compared to the three months ended April 3, 2020, primarily as a result of the decrease in our contract revenues related to direct install programs for small businesses as described above, and the impact of having one fewer week in our first fiscal quarter of fiscal year 2021 as compared to our first fiscal quarter of fiscal year 2020. Direct costs of contract revenue for the Engineering and Consulting segment decreased $1.5 million, or 13.9%, in the three months ended April 2, 2021 compared to the three months ended April 3, 2020, primarily due to the impact of having one fewer week in our first fiscal quarter of fiscal year 2021 as compared to our first fiscal quarter of fiscal year 2020.

Subcontractor services and other direct costs decreased by $25.3 million and salaries and wages decreased by $3.1 million for the three months ended April 2, 2021 compared to the three months ended April 3, 2020. As a percentage of contract revenue, salaries and wages increased to 20.0% of contract revenue for the three months ended April 2, 2021 from 17.8% for the three months ended April 3, 2020. Subcontractor services and other direct costs decreased to 39.4% of contract revenue for the three months ended April 2, 2021 from 53.2% of contract revenue for the three months ended April 3, 2020. Salaries and wages within direct costs of contract revenue increased as a percentage of contract revenue primarily as a result of the decrease in contract revenues from our direct install programs for small businesses which resulted in changes in the mix of revenues to those which contain a higher percentage of labor costs and lower percentage of material costs and installation subcontracting. Subcontractor services and other direct costs decreased as a percentage of contract revenue primarily as a result of the decrease in contract revenues from our direct install programs for small businesses, as described above.

Gross Profit. Gross profit increased to $32.1 million, or 40.6%, for the three months ended April 2, 2021 compared the three months ended April 3, 2020. The increase in our gross margin was primary driven by changes in the mix of revenues to those which contain a higher percentage of labor costs and lower percentage of material costs and subcontracting.

General and administrative expenses. General and administrative (“G&A”) expenses decreased by $2.6 million, or 6.8%, in the three months ended April 2, 2021 compared to the three months ended April 3, 2020. The decrease in G&A expenses consisted of a decrease of $2.8 million in the Energy segment and a decrease of $0.1 million in the unallocated corporate expenses, partially offset by an increase of $0.3 million in the Engineering and Consulting segment. The decrease in G&A expenses in the Energy segment was primarily attributed to the impact of having one fewer week in our first fiscal quarter of fiscal year 2021 as compared to our first fiscal quarter of fiscal year 2020.

Of the $2.6 million decrease in G&A expenses, $1.0 million resulted from a decrease in salaries and wages, payroll taxes and employee benefits, $0.9 million resulted from a decrease other general and administrative expenses, $0.4 million resulted from a decrease in stock-based compensation, $0.3 million resulted from a decrease in depreciation and amortization. Facilities and facilities related expenses were flat year over year.

Income (loss) from operations. Our operating loss was $4.2 million for the three months ended April 2, 2021 as a result of the factors noted above. As a percentage of contract revenue, operating loss was 5.3% for the three months ended April 2, 2021 compared to an operating loss of 7.8% for the three months ended April 3, 2020. The increase in operating margin was primarily attributable to decreases in direct costs of contract revenue combined with decreases in salaries and wages, payroll taxes and employee benefits, and decreases in other general and administrative expenses.

Total other expense, net. Total other expense, net, was $1.0 million for the three months ended April 2, 2021 compared to $1.5 million for the three months ended April 3, 2020. The decrease in total other expense, net is primarily as a result of lower interest expense as a result of lower interest rate borrowings under our credit facilities combined with the impact of having one fewer week in our first fiscal quarter of fiscal year 2021 as compared to our first fiscal quarter of fiscal year 2020.

Income tax expense (benefit). We recorded an income tax benefit of $1.5 million for the three months ended April 2, 2021 compared to a tax benefit of $1.6 million for the three months ended April 3, 2020. The decrease in the income tax benefit is primarily attributable to our loss before income tax combined with an increase in various tax deductions and tax credits.

Net income (loss). Our net loss was $3.8 million for the three months ended April 2, 2021, as compared to a net loss of $8.2 million for the three months ended April 3, 2020. The increase in our operating performance was primarily driven by cost control and the increase in higher margin business.

Liquidity and Capital Resources

The following table summarizes our statements of cash flows for the periods indicated:

	Three Months Ended
	April 2,	April 3,
	2021	2020
	(in thousands)
Net cash provided by (used in):
Operating activities	$5,645	$16,455
Investing activities	(1,319)	(2,139)
Financing activities	(7,357)	(7,464)
Net increase (decrease) in cash and cash equivalents	$(3,031)	$6,852

We believe that our cash and cash equivalents, cash generated by operating activities, and available borrowings under our revolving credit facility will be sufficient to finance our operating activities for at least the next 12 months. As a result of forecasted increased working capital requirements related to our $781 million in California Investor Owned Utility Contracts signed in December 2020, we amended our credit agreement to, among other things, ensure an adequate margin for certain covenant compliance obligations. As of April 2, 2021, we had $25.4 million of cash and cash equivalents. Our primary source of liquidity is cash generated from operations and borrowings under our Revolving Credit Facility. In addition, as of April 2, 2021, we had a $100 million Term A Loan with $82.5 million outstanding, a $50.0 million Revolving Credit Facility with no borrowed amounts outstanding and $2.7 million in letters of credit issued. We also have a $50.0 million Delayed Draw Term Loan with $26.3 million outstanding scheduled to mature on June 26, 2024.

As of April 2, 2021, borrowings under our Credit Facilities bore interest at 3.0% based on the Company’s consolidated total leverage ratio. See Part I, Item 1, Note 6, Debt Obligations and Note 13, Subsequent Events, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, and Part II, Item 8, Note 5, “Debt Obligations”, of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K filed with the SEC on March 17, 2021 for information regarding our indebtedness, including information about new borrowings and repayments, principal repayment terms, interest rates, covenants, and other key terms of our outstanding indebtedness.

Cash Flows from Operating Activities

Cash flows provided by operating activities were $5.6 million for the three months ended April 2, 2021, as compared to cash flows provided by operating activities of $16.5 million for the three months ended April 3, 2020. Cash flow from operating activities primarily consists of net income, adjusted for non-cash charges, such as depreciation and amortization and stock-based compensation, plus or minus changes in operating assets and liabilities. Changes in cash flows provided by operating activities for the three months ended April 2, 2021 were primarily due to reductions in working capital requirements as a result of the reduction of revenues from the suspension of our small business energy programs in California. Cash flows provided by operating activities for the three months ended April 3, 2020 resulted primarily as result of our acquisitions of Onsite Energy and E3, Inc., and significant reductions in working capital requirements as a result of the reduction of revenues from the suspension of our small business energy programs.

Cash Flows used in Investing Activities

Cash flows used in investing activities were $1.3 million for the three months ended April 2, 2021, as compared to cash flows used in investing activities of $2.1 million for the three months ended April 3, 2020. Cash flows used in investing activities for the three months ended April 2, 2021 were primarily due to cash paid for the development of software, the purchase of equipment and leasehold improvements. Cash flows used in investing activities for the three months ended April 3, 2020, were primarily due to cash paid for the purchase of equipment and leasehold improvements.

Cash Flows from Financing Activities

Cash flows used in financing activities were $7.4 million for the three months ended April 2, 2021, as compared to cash flows used in financing activities of $7.5 million for the three months ended April 3, 2020. Cash flows used in financing activities for the three months ended April 2, 2021 were primarily attributable to payments of $5.4 million for contingent consideration related to prior acquisitions, repayments of $3.2 million under our term loan facility and revolving line of credit, partially offset by $1.4 million in proceeds from sales of common stock under our employee stock purchase plan. Cash flows used in financing activities for the three months ended April 3, 2020 were primarily attributable to repayments of $13.3 million under our term loan facility and revolving line of credit, a payment of $2.9 million in employee payroll taxes related to the vesting of performance-based restricted stock units during the quarter, payments of $1.4 million for contingent consideration related to prior acquisitions, partially offset by $9.0 million of borrowings under our revolving line of credit.

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

Short and Long-term Liquidity

Contractual Obligations

The following table sets forth our known contractual obligations as of April 2, 2021:

		Less than			More than
Contractual Obligations	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
	( in thousands)
Long term debt (1)	$109,475	$14,488	$42,456	$52,531	$—
Interest payments on debt outstanding (2)	9,302	3,840	5,462	—	—
Operating leases	19,869	5,584	8,892	4,037	1,356
Finance leases	611	266	328	17	—
Total contractual cash obligations	$139,257	$24,179	$57,138	$56,586	$1,356
(1)	Long-term debt includes $82.5 million outstanding on our Term A Loan and $26.3 million outstanding on our Delayed Draw Term Loan as of April 2, 2021. We have assumed no future borrowings or repayments (other than at maturity) for purposes of this table.
(2)	Borrowings under our Delayed Draw Term Loan bear interest at a variable rate. Future interest payments on our Credit Facilities are estimated using floating rates in effect as of April 2, 2021.

We are obligated to pay earn-out payments in connection with our 2019 and 2017 acquisitions of Energy and Environmental Economics, Inc. (“E3, Inc.”) and Integral Analytics, respectively. We are obligated to pay up to (i) $12.0 million in cash if E3, Inc. exceeds certain financial targets during the three years after the E3, Inc. closing date, and (ii) $12.0 million in cash based on future work obtained from the business of Integral Analytics during the four years after the closing of the acquisition, payable in installments, if certain financial targets are met during the four years. As of April 2, 2021, we had contingent consideration payable of $10.3 million related to these acquisitions. For the three months ended April 2, 2021, our statement of operations includes $0.4 million of accretion (excluding fair value adjustments) related to the contingent consideration.

Outstanding Indebtedness

See Part I, Item 1, Note 6, “Debt Obligations” and Note 13, “Subsequent Events”, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, and Part II, Item 8, Note 5, “Debt Obligations”, of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2021, for information regarding our indebtedness, including information about new borrowings and repayments, principal repayment terms, interest rates, covenants, and other key terms of our outstanding indebtedness.

On May 3, 2021, after giving effect to the Fourth Amendment, we had $67.3 million in borrowing capacity available under our credit facilities, as amended by the Fourth Amendment.

As of May 3, 2021, the Company’s composite interest rate, exclusive of the effects of upfront fees, undrawn fees and issuance cost amortization, was 3.0% and $2.7 million in letters of credit were issued.

Insurance Premiums

We have also financed, from time to time, insurance premiums by entering into unsecured notes payable with insurance companies. See Part I, Item 1, Note 6, “Debt Obligations”, of the Notes of Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information regarding our financing arrangements related to our insurance premiums including principal repayment terms, interest rates, and other related key terms.

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

Components of Revenue and Expense

Contract Revenue

We generally provide our services under contracts, purchase orders or retainer letters. The agreements we enter into with our clients typically incorporate one of three principal types of pricing provisions: time-and-materials, unit-based, and fixed price. Revenue on our time-and-materials and unit-based contracts are recognized as the work is performed in accordance with specific terms of the contract. As of April 2, 2021, approximately 26% of our contracts are time-and-materials contracts and approximately 53% of our contracts are unit-based contracts, compared to approximately 27% for time-and-materials contracts and approximately 51% for unit-based contracts as of April 3, 2020.

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

There have been no material changes in our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for our fiscal year ended January 1, 2021. Please refer to Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 1, 2021 for a discussion of our critical accounting policies and estimates.

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

As of April 2, 2021, we had cash and cash equivalents of $25.4 million. This amount represents cash on hand in business checking accounts with BMO.

We do not engage in trading activities and do not participate in foreign currency transactions.

We are subject to interest rate risk in connection with our Term A Loan and borrowings, if any, under our revolving credit facility and delayed draw term loan, each of which bears interest at variable rates. As of April 2, 2021, $82.5 million was outstanding under our Term A Loan, $26.3 million was outstanding under our delayed draw term loan, no borrowed amounts were outstanding and $2.7 million in letters of credit were issued under the revolving credit facility. Each of our Term A Loan, revolving credit facility and delayed draw term loan mature as of June 26, 2024 and are governed by our credit agreement, as amended.

Pursuant to the Fourth Amendment, (as described in Part I, Item 1, Note 13, “Subsequent Events,” of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q), borrowings under the credit agreement bear interest at all times other than during the initial covenant relief period granted by the Third Amendment, at either a Base Rate or LIBOR, each as defined in the credit agreement,, at our option, and, in each case, plus an applicable margin, which applicable margin will range from 0.125% to 1.25% with respect to Base Rate borrowings and 1.125% to 2.25% with respect to LIBOR borrowings, depending on our consolidated leverage ratio; provided that LIBOR cannot be less than 0.00%. We will also pay a commitment fee for the unused portion of the revolving credit facility and the delayed draw term loan facility, which ranges from 0.15% to 0.40% per annum depending on our consolidated leverage ratio, and fees on the face amount of any letters of credit outstanding under the revolving credit facility, which range from 0.84% to 1.688% per annum, in each case, depending on whether such letter of credit is a performance or financial letter of credit and the Leverage Ratio.

The Term A Loan amortizes quarterly in installments of $2.5 million beginning with the fiscal quarter ending September 27, 2019, with a final payment of all then remaining principal and interest due on the maturity date of June 26, 2024, subject to certain prepayment obligations based on our excess cash flow. Each borrowing under our delayed draw term loan will amortize quarterly in an amount equal to 2.5% of the aggregate outstanding borrowings under the delayed draw term loan, beginning with the first full fiscal quarter ending after the initial borrowing date, with a final payment of all then remaining principal and interest due on the maturity date of June 26, 2024, subject to certain prepayment obligations based on our excess cash flow.

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

Based upon the amount of our outstanding indebtedness as of April 2, 2021, a one percentage point increase in the effective interest rate would change our annual interest expense by approximately $1.1 million in 2021.

Risk Related to Potential LIBOR Transition

All of our $108.8 million of debt outstanding under our credit agreement as of April 2, 2021 bears interest at a floating rate that uses LIBOR as the applicable reference rate to calculate the interest. The Chief Executive of the U.K. Financial Conduct Authority (the “FCA”), which regulates the London Interbank Offered Rate, or LIBOR, has announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. However, for U.S dollar LIBOR, it appears that the relevant date may be deferred to June 30, 2023 for certain tenors (including overnight and one, three, six and 12 months), at which time the LIBOR administrator has indicated that it intends to cease publication of U.S. dollar LIBOR. Despite this potential deferral, the LIBOR administrator has advised that no new contracts using U.S. dollar LIBOR should be entered into after December 31, 2021. These actions indicate that the continuation of U.S. LIBOR on the current basis cannot and will not be guaranteed after June 30, 2023. Moreover, it is possible that U.S. LIBOR will be discontinued or modified prior to June 30, 2023. The U.S. Federal

Reserve and the Bank of England have begun publishing a Secured Overnight Funding Rate and a reformed Sterling Overnight Index Average, respectively, which are intended to serve as alternative reference rates to LIBOR. At this time, however, it is not possible to predict the establishment of any market-accepted alternative reference rates or any other reforms to LIBOR and the effect of any such changes.

Our credit agreement provides that, if the administrative agent has determined that adequate means do not exist for ascertaining LIBOR or the lenders have advised the administrative agent that (i) LIBOR does not adequately and fairly reflect the cost to lenders for maintaining their loans or (ii) making or funding LIBOR loans has become impracticable for the lenders, then, unless we amend the credit agreement to replace LIBOR with an alternative reference rate, all of our outstanding loans under the credit agreement will be converted to Base Rate Loans and the component of the Base Rate based upon LIBOR will not be used in any determination of the Base Rate Further, the lenders under our credit agreement will no longer be obligated to make loans using LIBOR as the applicable reference rate. If the rate used to calculate interest on our outstanding floating rate debt under our credit agreement that currently uses LIBOR were to increase by 1.0% either as a result of an increase in LIBOR or the change to an alternative reference rate, we would expect to incur additional interest expense on such indebtedness as of April 2, 2021 of $1.1 million on an annualized basis.

Item 4.  Controls and Procedures

We maintain disclosure controls and procedures defined in Rule 13a-15(e) under the Exchange Act, as controls and other procedures that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, Thomas Brisbin, and our Chief Financial Officer, Creighton Early, as appropriate to allow timely decisions regarding required disclosure.

In connection with the preparation of this Quarterly Report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of April 2, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, as of April 2, 2021.

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

ITEM 1A. Risk Factors

There are no material changes to the risk factors set forth in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended January 1, 2021.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended April 2, 2021, we repurchased an aggregate of 272 shares of our common stock at an average price of $44.62 per share from employees to satisfy tax withholding obligations incurred in connection with the vesting of restricted stock which all occurred on March 2, 2021.

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

4.2	Description of Willdan Group, Inc.’s Capital Stock (incorporated by reference to Exhibit 4.2 to Willdan Group, Inc.’s Annual Report on Form 10-K filed on March 17, 2021).
4.3

The Company agrees to furnish to the Securities and Exchange Commission upon request a copy of each instrument with respect to issues of long-term debt of Willdan Group, Inc. and its subsidiaries, the authorized principal amount of which does not exceed 10% of the consolidated assets of Willdan Group, Inc. and its subsidiaries.

10.1*¥

Fourth Amendment to Amended and Restated Credit Agreement, dated as of April 30, 2021, by and among Willdan Group, Inc., the Guarantors signatory thereto, the Lenders signatory thereto and BMO Harris Bank N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Willdan Group, Inc.’s Current Report on Form 8-K filed on May 3, 2021).

10.2†

Separation Agreement, dated April 13, 2021, between Willdan Group, Inc. and Stacy McLaughlin (incorporated by reference to Exhibit 10.1 to Willdan Group, Inc.’s Current Report on Form 8-K filed on April 16, 2021).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

Exhibit Number	Exhibit Description
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

‡	Portions of the referenced exhibit have been omitted pursuant to Item 601(b) of Regulation S-K because it (i) is not material and (ii) would be competitively harmful if publicly disclosed.

¥	All schedules and exhibits were omitted pursuant to Item 601(a)(5) of Regulation S-K.

†	Indicates a management contract or compensating plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILLDAN GROUP, INC.

/s/ Creighton K. Early
Creighton K. Early
Chief Financial Officer and Vice President
(Principal Financial Officer, Principal Accounting Officer and duly authorized officer)
May 6, 2021