Form 10-Q
period 2021-07-02
Willdan Group, Inc.
filed 2021-08-06
CIK 1370450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2021

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

As of August 4, 2021, there were 12,752,439 shares of common stock, $0.01 par value per share, of Willdan Group, Inc. issued and outstanding.

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

All of our forward-looking statements are subject to risks and uncertainties that may cause our actual results to differ materially from our expectations. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to:

●	the extent to which the coronavirus (“Covid-19”) pandemic and measures taken to contain its spread ultimately impact our business, results of operation and financial condition, including the speed with which our various direct install programs for small businesses are able to resume normal operations following government mandated shutdowns and phased re-openings;
●	our ability to adequately complete projects in a timely manner;
●	our ability to compete successfully in the highly competitive energy efficiency services market, which represented 83% of our consolidated revenue in fiscal year 2020;
●	our reliance on work from our top ten clients, which accounted for 48% of our consolidated contract revenue for fiscal year 2020;
●	changes in state, local and regional economies and government budgets;
●	our ability to win new contracts, to renew existing contracts and to compete effectively for contracts awarded through bidding processes;
●	our ability to successfully integrate our acquisitions and execute on our growth strategy;
●	our ability to make principal and interest payments on our outstanding debt as they come due and to comply with the financial covenants contained in our debt agreements;
●	our ability to obtain financing and to refinance our outstanding debt as it matures; and
●	our ability to attract and retain managerial, technical, and administrative talent.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(Unaudited)

	July 2,	January 1,
	2021	2021
Assets
Current assets:
Cash and cash equivalents	$9,414	$28,405
Accounts receivable, net of allowance for doubtful accounts of $1,990 and $2,127 at July 2, 2021 and January 1, 2021, respectively	57,115	60,403
Contract assets	66,692	62,426
Other receivables	5,421	6,405
Prepaid expenses and other current assets	4,157	5,564
Total current assets	142,799	163,203
Equipment and leasehold improvements, net	13,522	12,506
Goodwill	130,124	130,124
Right-of-use assets	17,411	20,130
Other intangible assets, net	58,485	64,256
Other assets	994	5,993
Deferred income taxes, net	17,152	14,111
Total assets	$380,487	$410,323
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$28,061	$41,372
Accrued liabilities	38,858	41,754
Contingent consideration payable	8,846	12,321
Contract liabilities	8,454	7,434
Notes payable	13,455	14,996
Finance lease obligations	349	248
Lease liability	5,557	5,844
Total current liabilities	103,580	123,969
Contingent consideration payable	610	2,999
Notes payable	91,795	98,178
Finance lease obligations, less current portion	496	236
Lease liability, less current portion	13,113	15,649
Other noncurrent liabilities	80	128
Total liabilities	209,674	241,159

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 40,000 shares authorized; 12,713 and 12,160 shares issued and outstanding at July 2, 2021 and January 1, 2021, respectively	127	122
Additional paid-in capital	158,793	149,014
Accumulated other comprehensive loss	(256)	(488)
Retained earnings	12,149	20,516
Total stockholders’ equity	170,813	169,164
Total liabilities and stockholders’ equity	$380,487	$410,323

See accompanying notes to Condensed Consolidated Financial Statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2021	2020	2021	2020
Contract revenue	$84,154	$83,549	$163,240	$189,575

Direct costs of contract revenue (inclusive of directly related depreciation and amortization):
Salaries and wages	16,366	13,650	32,186	32,565
Subcontractor services and other direct costs	36,902	40,355	68,036	96,775
Total direct costs of contract revenue	53,268	54,005	100,222	129,340

General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	18,712	15,331	38,156	35,743
Facilities and facility related	2,379	2,642	5,022	5,336
Stock-based compensation	5,933	4,230	10,139	8,825
Depreciation and amortization	4,224	5,466	8,411	9,985
Other	6,710	5,716	12,551	12,456
Total general and administrative expenses	37,958	33,385	74,279	72,345
Income (Loss) from operations	(7,072)	(3,841)	(11,261)	(12,110)

Other income (expense):
Interest expense, net	(1,099)	(1,257)	(2,163)	(2,770)
Other, net	(93)	23	(64)	46
Total other expense, net	(1,192)	(1,234)	(2,227)	(2,724)
Income (Loss) before income taxes	(8,264)	(5,075)	(13,488)	(14,834)

Income tax (benefit) expense	(3,663)	(90)	(5,121)	(1,695)
Net income (loss)	(4,601)	(4,985)	(8,367)	(13,139)

Other comprehensive income (loss):
Unrealized gain (loss) on derivative contracts, net of tax	104	83	232	(366)
Comprehensive income (loss)	$(4,497)	$(4,902)	$(8,135)	$(13,505)

Earnings (Loss) per share:
Basic	$(0.37)	$(0.43)	$(0.68)	$(1.13)
Diluted	$(0.37)	$(0.43)	$(0.68)	$(1.13)

Weighted-average shares outstanding:
Basic	12,421	11,682	12,284	11,593
Diluted	12,421	11,682	12,284	11,593

See accompanying notes to Condensed Consolidated Financial Statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

				Accumulated
			Additional	other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total
Balance at December 27, 2019	11,497	$115	$132,547	$(396)	$35,012	$167,278
Shares of common stock issued in connection with employee stock purchase plan	40	—	1,073	—	—	1,073
Shares of common stock issued in connection with incentive stock plan	19	—	260	—	—	260
Shares used to pay taxes on stock grants	(92)	(1)	(2,866)	—	—	(2,867)
Issuance of restricted stock award and units	176	2	(1)	—	—	1
Stock-based compensation expense	—	—	4,595	—	—	4,595
Net income (loss)	—	—	—	—	(8,154)	(8,154)
Net unrealized loss on derivative contracts	—	—	—	(449)	—	(449)
Balance at April 3, 2020	11,640	$116	$135,608	$(845)	$26,858	$161,737
Shares of common stock issued in connection with incentive stock plan	63	1	330	—	—	331
Issuance of restricted stock award and units	309	3	(3)	—	—	—
Stock-based compensation expense	—	—	4,230	—	—	4,230
Net loss	—	—	—	—	(4,985)	(4,985)
Net unrealized gain on derivative contracts	—	—	—	83	—	83
Balance at July 3, 2020	12,012	$120	$140,165	$(762)	$21,873	$161,396

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total
Balance at January 1, 2021	12,160	$122	$149,014	$(488)	$20,516	$169,164
Shares of common stock issued in connection with employee stock purchase plan	66	1	1,384	—	—	1,385
Shares of common stock issued in connection with incentive stock plan	27	—	527	—	—	527
Shares used to pay taxes on stock grants	—	—	(12)	—	—	(12)
Issuance of restricted stock award and units	255	2	(3)	—	—	(1)
Stock-based compensation expense	—	—	4,206	—	—	4,206
Net income (loss)	—	—	—	—	(3,766)	(3,766)
Net unrealized gain on derivative contracts	—	—	—	128	—	128
Balance at April 2, 2021	12,508	$125	$155,116	$(360)	$16,750	$171,631
Shares of common stock issued in connection with incentive stock plan	77	1	850	—	—	851
Shares used to pay taxes on stock grants	(79)	(1)	(3,104)	—	—	(3,105)
Issuance of restricted stock award and units	207	2	(2)	—	—	—
Stock-based compensation expense	—	—	5,933	—	—	5,933
Net income (loss)	—	—	—	—	(4,601)	(4,601)
Net unrealized gain on derivative contracts	—	—	—	104	—	104
Balance at July 2, 2021	12,713	$127	$158,793	$(256)	$12,149	$170,813

See accompanying notes to Condensed Consolidated Financial Statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended
	July 2,	July 3,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$(8,367)	$(13,139)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,411	9,985
Deferred income taxes, net	(3,041)	(3,726)
(Gain) loss on sale/disposal of equipment	(25)	(16)
Provision for doubtful accounts	342	968
Stock-based compensation	10,139	8,825
Accretion and fair value adjustments of contingent consideration	751	1,630
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts receivable	2,946	13,535
Contract assets	(4,266)	35,862
Other receivables	984	897
Prepaid expenses and other current assets	1,525	1,140
Other assets	5,000	2,496
Accounts payable	(13,311)	1,070
Accrued liabilities	(2,712)	(31,987)
Contract liabilities	1,020	1,594
Right-of-use assets	(104)	97
Net cash (used in) provided by operating activities	(708)	29,231
Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(3,100)	(2,946)
Proceeds from sale of equipment	43	17
Net cash used in investing activities	(3,057)	(2,929)
Cash flows from financing activities:
Payments on contingent consideration	(6,616)	(1,433)
Payments on notes payable	(1,541)	(163)
Borrowings under term loan facility and line of credit	—	24,000
Repayments under term loan facility and line of credit	(6,500)	(35,500)
Principal payments on finance leases	(214)	(296)
Proceeds from stock option exercise	1,378	591
Proceeds from sales of common stock under employee stock purchase plan	1,385	1,073
Cash used to pay taxes on stock grants	(3,117)	(2,867)
Restricted Stock Award and Units	(1)	1
Net cash used in financing activities	(15,226)	(14,594)
Net increase (decrease) in cash and cash equivalents	(18,991)	11,708
Cash and cash equivalents at beginning of period	28,405	5,452
Cash and cash equivalents at end of period	$9,414	$17,160
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,961	$2,797
Income taxes	(1,669)	262
Supplemental disclosures of noncash investing and financing activities:
(Gain) loss on cash flow hedge valuations, net of tax	232	(366)
Equipment acquired under finance leases	575	318

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

Impact of Covid-19

The coronavirus (“Covid-19”) pandemic and efforts to limit its spread negatively impacted the Company’s operations during its fiscal year 2020 and continued to impact the Company, albeit to a lesser extent, during the first half of fiscal year 2021. In California and New York, the states in which the Company has historically derived a majority of its revenue, mandatory shutdown orders were issued in March 2020. In New York, phased re-openings began in June 2020, and all of the Company’s New York utility programs have restarted. In California, phased re-openings began in May 2020, followed by periods of curtailments as a result of resurgences of Covid-19 cases, and subsequent re-openings.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

As a result, the most significant pandemic related impacts to the Company’s business occurred in California to its direct install business. During the last week of June 2021, the Company’s largest program for the Los Angeles Department of Water and Power (“LADWP”) resumed, which was the Company’s last program suspended due to Covid-19. In addition, as of August 4, 2021, none of the Company’s contracts have been cancelled due to Covid-19.

In the Energy segment, the Company has experienced a negative impact on its direct install programs that serve small businesses as a result of restrictions put in place by governmental authorities that required temporary shutdowns of all “non-essential” businesses which resulted in a significant portion of the Company’s direct install work on these programs being suspended for varying periods of time during fiscal year 2020 and continuing in California through the Company’s first half of fiscal 2021. During non-Covid-19 impacted years, such as fiscal year 2019, the Company derived approximately 40% of its gross revenue from its direct install programs that serve small businesses and 60% from the Company’s other programs. The Company’s other programs are either businesses that have been determined to be “essential” by government authorities or have continued to progress during the pandemic.

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

Asset and liability valuation and other estimates used in preparation of financial statements

As of July 2, 2021, the Company did not have any impairment with respect to goodwill or long-lived assets, including intangible assets. Because the full extent of the impact of the Covid-19 outbreak and efforts to slow its spread are unknown at this time, they could, under certain circumstances, cause impairment and result in a non-cash impairment charge being recorded in future periods.

Changes to the estimated future profitability of the business may require that the Company establish an additional valuation allowance against all or some portion of its net deferred tax assets.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Impact on Clients and Subcontractors and Other Risks

The Company primarily works for utilities, municipalities and other public agencies. Some of these customers could experience significant budget shortfalls for the current year and beyond as a result of the measures taken to mitigate the Covid-19 pandemic and/or revenue shortfalls as a result of reduced economic activity. Although none of the Company’s contracts with governmental or public agencies were materially modified during its fiscal year 2020 or during its first half of fiscal 2021, these potential budget deficits could result in delayed funding for existing contracts with the Company, postponements of new contracts or price concessions. Further, most of the Company’s clients are not committed to purchase any minimum amount of services, as the Company agreements with them are based on a “purchase order” or “master service agreement” model. As a result, they may discontinue utilizing some or all of the Company’s services with little or no notice.

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

Health and Safety

In response to the Covid-19 pandemic, the Company has taken and will continue to take precautionary measures intended to help minimize the risk of Covid-19 to its employees, including requiring the majority of its employees to work remotely, suspending non-essential travel and restricting in-person work-related meetings. The Company expects to continue to implement these measures until it has determined that the Covid-19 pandemic is adequately contained for purposes of its business, and may take further actions as government authorities require or recommend or as it determines to be in the best interests of its employees, customers, business partners and third-party service providers.

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

Many of the Company’s fixed price contracts involve a high degree of subcontracted fixed price effort and are relatively short in duration, thereby lowering the risks of not properly estimating the percent complete. Revenue on time-and-materials and unit-based contracts is recognized as the work is performed in accordance with the specific rates and terms of the contract. The Company recognizes revenues for time-and-materials contracts based upon the actual hours incurred during a reporting period at contractually agreed upon rates per hour and also includes in revenue all reimbursable costs incurred during a reporting period. Certain of the Company’s time-and-materials contracts are subject to maximum contract values and, accordingly, when revenue is expected to exceed the maximum contract value, these contracts are generally recognized under the percentage-of-completion method, consistent with fixed price contracts. For unit-based contracts, the Company recognizes the contract price of units of a basic production product as revenue when the production product is delivered during a period. Revenue for amounts that have been billed but not earned is deferred, and such deferred revenue is referred to as contract liabilities in the accompanying condensed consolidated balance sheets. The Company also derives revenue from software licenses and professional services and maintenance fees. In accordance with ASC 606, the Company performs an assessment of each contract to identify the performance obligations, determine the overall transaction price for the contract, allocate the transaction price to the performance obligations, and recognize the revenue when the performance obligations are satisfied. The Company utilizes the residual approach by which it estimates the standalone selling price by reference to the total transaction price less the sum of the observable standalone selling prices of other goods or services promised in the contract. The software license revenue is typically recognized at a point in time when control is transferred to the client, which is defined as the point in time when the client can use and benefit from the license. The software license is delivered before related services are provided and is functional without services, updates, or technical support. Related professional services include training and support services in which the standalone selling price is determined based on an input measure of hours incurred to total estimated hours and is recognized over time, usually which is the life of the contract.

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

Retainage, included in contract assets, represents amounts withheld from billings to the Company’s clients pursuant to provisions in the contracts and may not be paid to the Company until specific tasks are completed or the project is completed and, in some instances, for even longer periods. As of July 2, 2021 and January 1, 2021, contract assets included retainage of approximately $5.0 million and $6.2 million, respectively.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

4. SUPPLEMENTAL FINANCIAL STATEMENT DATA

Accounts Receivable

From time to time, in connection with factoring agreements, the Company sells trade accounts receivable without recourse to third party purchasers in exchange for cash. During the six months ended July 2, 2021, the Company sold trade accounts receivable and received cash proceeds of $8.0 million. The discounts on the trade accounts receivable sold were $0.8 million and were recorded within “Other, net” in other income (expense) in the condensed consolidated financial statements. During the six months ended July 3, 2020, the Company did not sell any trade accounts receivable.

Equipment and Leasehold Improvements

	July 2,	January 1,
	2021	2021
	(in thousands)
Furniture and fixtures	$4,062	$4,088
Computer hardware and software	21,091	18,047
Leasehold improvements	3,009	2,994
Equipment under finance leases	2,761	2,370
Automobiles, trucks, and field equipment	3,115	3,216
Subtotal	34,038	30,715
Accumulated depreciation and amortization	(20,516)	(18,209)
Equipment and leasehold improvements, net	$13,522	$12,506

Included in accumulated depreciation and amortization is $0.3 million and $0.6 million of amortization expense related to equipment held under finance leases for the six months ended July 2, 2021 and fiscal year 2020, respectively.

Accrued Liabilities

	July 2,	January 1,
	2021	2021
	(in thousands)
Accrued subcontractor costs	$16,812	$19,124
Other	11,983	11,981
Accrued bonuses	4,655	5,211
Employee withholdings	2,737	2,768
Compensation and payroll taxes	2,096	1,983
Paid leave bank	575	687
Total accrued liabilities	$38,858	$41,754

Goodwill

	January 1,	Additional	Additions /	July 2,
	2021	Purchase Cost	Adjustments	2021
	(in thousands)
Reporting Unit:
Energy	$129,375	$—	$—	$129,375
Engineering and Consulting	749	—	—	749
	$130,124	$—	$—	$130,124

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The Company tests for impairment, at a minimum, on an annual basis or earlier when certain events or changes in circumstances indicate that goodwill may more likely than not be impaired. The Company evaluated the current economic impact caused by the Covid-19 pandemic to assess a potential impairment of goodwill and noted that it does not believe it is more likely than not that goodwill was impaired as of July 2, 2021.

Intangible Assets

	July 2, 2021		January 1, 2021
	Gross	Accumulated	Gross	Accumulated	Amortization
	Amount	Amortization	Amount	Amortization	Period
	(in thousands)				(in years)
Finite:
Backlog	$7,944	$6,735	$7,944	$6,249	1.0
Tradename	15,911	7,991	15,911	6,984	2.5	-	6.0
Non-compete agreements	1,420	1,401	1,420	1,390	4.0	-	5.0
Developed technology	15,500	7,529	15,500	6,107	8.0
Customer relationships	58,149	17,093	58,149	14,248	5.0	-	8.0
Total finite intangible assets	98,924	$40,749	98,924	$34,978
In-process research and technology (1)	310	—	310	—
Total intangible assets	$99,234	$40,749	$99,234	$34,978
(1)	In-process research and technology will not be amortized until put into use.

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

On January 31, 2019, the Company entered into an interest rate swap agreement that the Company designated as cash flow hedge to fix the variable interest rate on a portion of the Company’s Term A Loan (as defined below in Note 6. “Debt Obligations”). The interest rate swap agreement total notional amount of $35.0 million, has a fixed annual interest rate of 2.47% and expires on January 31, 2022. As of July 2, 2021, the effective portion of the Company’s interest rate swap agreement designated as a cash flow hedge before tax effects was $0.4 million, of which no amounts were reclassified from accumulated other comprehensive income to interest expense in the six months ended July 2, 2021. The Company expects to reclassify $0.3 million from accumulated other comprehensive loss to interest expense within the next twelve months.

The fair values of the Company’s outstanding derivatives designated as hedging instruments were as follows:

		Fair Value of Derivative
		Instruments as of
	Balance Sheet Location	July 2, 2021	January 1, 2021
		(in thousands)
Interest rate swap agreement	Accrued liabilities	$(353)	$(624)
Interest rate swap agreement	Other noncurrent (liabilities) assets	$—	$(48)

The impact of the effective portions of derivative instruments in cash flow hedging relationships and fair value relationships on other comprehensive income (loss) were $0.2 million and $0.3 million, respectively, for the three and six months ended July 2, 2021 as compared to $0.4 million for the six months ended July 3, 2020. The impact of the effective portions of derivative instruments in cash flow hedging relationships and fair value relationships on other comprehensive income were not material for the three months ended July 3, 2020.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The accumulated balances and reporting period activities for the periods below related to reclassifications out of accumulated other comprehensive loss are summarized as follows:

	Gain (Loss) on	Accumulated Other
	Derivative Instruments	Comprehensive Loss
	(in thousands)
Balances at January 1, 2021	$(488)	$(488)
Other comprehensive loss before reclassifications	163	163
Amounts reclassified from accumulated other comprehensive income:	0	0
Income tax benefit (expense) related to derivative instruments	(35)	(35)
Net current-period other comprehensive loss	128	128
Balances at April 2, 2021	$(360)	$(360)
Other comprehensive loss before reclassifications	156	156
Amounts reclassified from accumulated other comprehensive income:	0	0
Income tax benefit (expense) related to derivative instruments	(52)	(52)
Net current-period other comprehensive loss	104	104
Balances at July 2, 2021	$(256)	$(256)

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

6. DEBT OBLIGATIONS

Debt obligations, excluding obligations under finance leases (see Note 7, Leases, below), consisted of the following:

	July 2,	January 1,
	2021	2021
	(in thousands)
Outstanding borrowings on Term A Loan	$80,000	$85,000
Outstanding borrowings on Revolving Credit Facility	—	—
Outstanding borrowings on Delayed Draw Term Loan	25,500	27,000
Other debt agreements	455	1,996
Total debt	105,955	113,996
Issuance costs and debt discounts	(705)	(822)
Subtotal	105,250	113,174
Less current portion of long-term debt	13,455	14,996
Long-term debt portion	$91,795	$98,178

Credit Facilities

On June 26, 2019, the Company and certain of its subsidiaries entered into an Amended and Restated Credit Agreement (as amended by the First Amendment, dated as of August 15, 2019, the Second Amendment, dated as of November 6, 2019, and the Third Amendment, dated as of May 6, 2020, the “Credit Agreement”) with a syndicate of financial institutions as lenders and BMO Harris Bank, N.A. (“BMO”), as administrative agent. The Credit Agreement provides for (i) a $100.0 million secured term loan (the “Term A Loan”), (ii) up to $50.0 million in delayed draw secured term loans (the “Delayed Draw Term Loan”), and (iii) a $50.0 million secured revolving credit facility (the “Revolving Credit Facility” and, collectively with the Term A Loan and the Delayed Draw Term Loan, the “Credit Facilities”), each maturing on June 26, 2024. The Company’s obligations under the Credit Agreement are guaranteed by its present and future domestic subsidiaries, with limited exceptions.

Prior to the Third Amendment to the Amended and Restated Credit Agreement, dated as of May 6, 2020 (the “Third Amendment”), the Credit Agreement required the Company to comply with certain financial covenants, including requiring that the Company maintain a (i) total leverage ratio (the “Leverage Ratio”), defined as the ratio of total funded debt to Adjusted EBITDA (as defined in the Credit Agreement), of no more than 3.50 to 1.00 through December 31, 2020, and 3.25 to 1.00 thereafter and (ii) fixed charge coverage ratio (“FCCR Ratio”), defined as the ratio of Adjusted EBITDA less Unfinanced Capital Expenditures (as defined in the Credit Agreement) to Fixed Charges (as defined in the Credit Agreement), of not less than 1.20 to 1.00, in each case tested quarterly. Pursuant to the Third Amendment, during the period from May 6, 2020 until July 2, 2021 (the “Initial Covenant Relief Period”), the maximum Leverage Ratio was increased and the covenant to maintain a minimum FCCR Ratio was replaced with a covenant to maintain a minimum Adjusted EBITDA (as defined in the Third Amendment).

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

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Pursuant to the Third Amendment, during the Initial Covenant Relief Period, no delayed draw term loans could be borrowed under the Credit Facilities and the Company was prohibited from engaging in share repurchases or making any Permitted Acquisitions (as defined in the Credit Agreement). Additionally, during the Initial Covenant Relief Period, the aggregate amount of all capital expenditures made by the Company could not exceed $7.0 million, and the Company was prohibited from making any earn-out payments if, after giving effect to such earn-out payment, the Company’s liquidity would be less than $5.0 million or the aggregate amount of all earn-out payments made by the Company during the Initial Covenant Relief Period would exceed $7.0 million.

As part of the Third Amendment, borrowings under the Credit Agreement bore interest (A) from March 5, 2020 until May 6, 2020 (the date of the Third Amendment), at a rate equal to one-month LIBOR plus 2.0%, (B) from May 6, 2020 until the date the administrative agent receives the Company’s financial statements for the quarter ended July 3, 2020, at a rate equal to one-month LIBOR, plus an applicable margin of 2.50% and (C) at all other times during the Initial Covenant Relief Period, at a rate equal to either, at the Company’s option, (i) the highest of the prime rate, the Federal Funds Rate plus 0.5% or one-month LIBOR plus 1.00% or (ii) one-month LIBOR, in each case plus an applicable margin ranging from 0.125% to 1.50% with respect to Base Rate borrowings and 1.125% to 2.50% with respect to LIBOR borrowings, depending on the Leverage Ratio; provided, that one-month LIBOR shall not be less than 0.75% during the Initial Covenant Relief Period. During the Initial Covenant Relief Period, the Company paid a commitment fee for the unused portion of the Revolving Credit Facility and the delayed draw term loan facility, which ranged from 0.15% to 0.45% per annum depending on the Leverage Ratio, and fees on the face amount of any letters of credit outstanding under the Revolving Credit Facility, which range from 0.84% to 2.50% per annum, in each case, depending on whether such letter of credit was a performance or financial letter of credit and the Leverage Ratio.

The Credit Agreement includes customary events of default.

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

Pursuant to the Fourth Amendment, borrowings under the Credit Agreement will bear interest at all times other than during the Initial Covenant Relief Period, at either a Base Rate or LIBOR, each as defined in the Credit Agreement, at the Company’s option, and in each case plus an applicable margin, which applicable margin will range from 0.125% to 1.25% with respect to Base Rate borrowings and 1.125% to 2.25% with respect to LIBOR borrowings, depending on the Leverage Ratio; provided, that LIBOR cannot be less than 0.00%. The Company will also pay a commitment fee for the unused portion of the Revolving Credit Facility and the delayed draft term loan facility, which will range from 0.15% to 0.40% per annum depending on the Leverage Ratio, and fees on the face amount of any letters of credit outstanding

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

under the Revolving Credit Facility, which will range from 0.84% to 1.688% per annum, in each case, depending on whether such letter of credit is a performance or financial letter of credit and the Leverage Ratio

As of July 2, 2021, the Company was in compliance with all covenants contained in the Credit Agreement, as amended by the Fourth Amendment.

Other Debt Agreements

The Company’s other debt agreements are related to financed insurance premiums, a financed software agreement, and a utility customer agreement and are immaterial to the Company’s Condensed Consolidated Financial Statements.

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

From time to time, the Company enters into non-cancelable leases for some of our facility and equipment needs. These leases allow the Company to conserve cash by paying a monthly lease rental fee for the use of facilities and equipment rather than purchasing them. The Company’s leases have remaining terms ranging from one to eight years, some of which may include options to extend the leases for up to five years, and some of which may include options to terminate the leases within one year. Currently, all of the Company’s leases contain fixed payment terms. The Company may decide to cancel or terminate a lease before the end of its term, in which case we are typically liable to the lessor for the remaining lease payments under the term of the lease. Additionally, all of our month-to-month leases are cancelable by the Company or the lessor, at any time, and are not included in our right-of-use asset or lease liability. As of July 2, 2021, the Company had no leases with residual value guarantees. Typically, the Company has purchase options on the equipment underlying its long-term leases. The Company may exercise some of these purchase options when the need for equipment is on-going and the purchase option price is attractive. Nonperformance-related default covenants, cross-default provisions, subjective default provisions and material adverse change clauses contained in material lease agreements, if any, are also evaluated to determine whether those clauses affect lease classification in accordance with “ASC” Topic 842-10-25. Leases are accounted for as operating or financing leases, depending on the terms of the lease.

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

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following is a summary of the Company’s lease expense:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Operating lease cost	$1,653	$1,766	$3,345	$3,508
Finance lease cost:
Amortization of assets	135	155	258	310
Interest on lease liabilities	7	8	13	17
Total net lease cost	$1,795	$1,929	$3,616	$3,835

The following is a summary of lease information presented on the Company’s consolidated balance sheet:

	July 2,	January 1,
	2021	2021
	(in thousands)
Operating leases:
Right-of-use assets	$17,411	$20,130

Lease liability	$5,557	$5,844
Lease liability, less current portion	13,113	15,649
Total lease liabilities	$18,670	$21,493

Finance leases (included in equipment and leasehold improvements, net):
Equipment and leasehold improvements, net	$2,761	$2,370
Accumulated depreciation	(1,903)	(1,826)
Total equipment and leasehold improvements, net	$858	$544

Finance lease obligations	$349	$248
Finance lease obligations, less current portion	496	236
Total finance lease obligations	$845	$484

Weighted average remaining lease term (in years):
Operating Leases	4.11	4.40
Finance Leases	2.66	2.02

Weighted average discount rate:
Operating Leases	4.39%	4.44%
Finance Leases	3.14%	3.74%

Rent expense was $1.8 million and $3.6 million for the three and six months ended July 2, 2021, respectively, as compared to $1.9 million and $3.8 million for the three and six months ended July 3, 2020, respectively.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following is a summary of other information and supplemental cash flow information related to finance and operating leases:

	Six Months Ended
	July 2,	July 3,
	2021	2020

	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$3,477	$3,377
Operating cash flow from finance leases	13	17
Financing cash flow from finance leases	214	296

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$240	$2,552

The following is a summary of the maturities of lease liabilities as of July 2, 2021:

	Operating	Finance
	(in thousands)
Fiscal year:
Remainder of 2021	$3,119	$185
2022	5,733	334
2023	4,202	221
2024	2,694	94
2025	2,162	34
2026 and thereafter	2,480	12
Total lease payments	$20,390	$880
Less: Imputed interest	(1,720)	(35)
Total lease obligations	18,670	845
Less: Current obligations	5,557	349
Noncurrent lease obligations	$13,113	$496

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

During the six months ended July 2, 2021 and July 3, 2020, the Company made matching contributions of $1.3 million and $0.9 million, respectively.

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

The Company manages Genesys and has the power to direct the activities that most significantly impact Genesys’s performance, in addition to being obligated to absorb expected losses from Genesys. Accordingly, the Company is the primary beneficiary of Genesys and consolidates Genesys as a VIE. In addition, the Company concluded there is no noncontrolling interest related to the consolidation of Genesys because the Company determined that (i) the shareholder of Genesys does not have more than a nominal amount of equity investment at risk, (ii) WES absorbs the expected losses of Genesys through its deferral of Genesys’s service fees owed to WES and the Company has, since entering into the administrative services agreement, had to continuously defer service fees for Genesys, and (iii) the Company believes Genesys will continue to have a shortfall on payment of its service fees for the foreseeable future, leaving no expected residual returns for the shareholder. As of July 2, 2021, the Company had one VIE — Genesys.

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

There were no intersegment sales during the three and six months ended July 2, 2021 and July 3, 2020. The Company’s chief operating decision maker evaluates the performance of each segment based upon income or loss from operations before income taxes. Certain segment asset information including expenditures for long-lived assets has not been presented as it is not reported to or reviewed by the chief operating decision maker. In addition, enterprise-wide service line contract revenue is not included as it is impracticable to report this information for each group of similar services.

Financial information with respect to the reportable segments is as follows:

		Engineering	Unallocated		Consolidated
	Energy	& Consulting	Corporate	Intersegment	Total
	(in thousands)
Fiscal Three Months Ended July 2, 2021
Contract revenue	$66,447	$17,707	$-	$-	$84,154
Depreciation and amortization	3,973	251	-	-	4,224
Interest expense, net	1	-	1,098	-	1,099
Segment profit (loss) before income tax expense	(4,913)	2,724	(6,075)	-	(8,264)
Income tax expense (benefit)	(2,151)	1,247	(2,759)	-	(3,663)
Net income (loss)	(2,762)	1,478	(3,317)	-	(4,601)
Segment assets (1)	322,255	22,952	58,410	(23,130)	380,487
Fiscal Three Months Ended July 3, 2020
Contract revenue	$66,708	$16,841	$-	$-	$83,549
Depreciation and amortization	5,192	274	-	-	5,466
Interest expense, net	8	-	1,249	-	1,257
Segment profit (loss) before income tax expense	(3,286)	3,191	(4,980)	-	(5,075)
Income tax expense (benefit)	(53)	264	(301)	-	(90)
Net income (loss)	(3,232)	2,927	(4,680)	-	(4,985)
Segment assets (1)	333,142	24,285	59,071	(23,130)	393,368
Fiscal Six Months Ended July 2, 2021
Contract revenue	128,454	34,786	-	-	163,240
Depreciation and amortization	7,911	500	-	-	8,411
Interest expense, net	5	-	2,158	-	2,163
Segment profit (loss) before income tax expense	(7,745)	4,834	(10,577)	-	(13,488)
Income tax expense (benefit)	(2,941)	1,836	(4,016)	-	(5,121)
Net income (loss)	(4,804)	2,999	(6,562)	-	(8,367)
Segment assets (1)	322,255	22,952	58,410	(23,130)	380,487
Fiscal Six Months Ended July 3, 2020
Contract revenue	154,506	35,069	-	-	189,575
Depreciation and amortization	9,427	558	-	-	9,985
Interest expense, net	19	-	2,751	-	2,770
Segment profit (loss) before income tax expense	(9,693)	5,196	(10,337)	-	(14,834)
Income tax expense (benefit)	(1,108)	594	(1,181)	-	(1,695)
Net income (loss)	(8,585)	4,602	(9,156)	-	(13,139)
Segment assets (1)	333,142	24,285	59,071	(23,130)	393,368
(1)	Segment assets are presented net of intercompany receivables.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following tables provide information about disaggregated revenue by contract type, client type and geographical region:

	Three months ended July 2, 2021
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$9,056	$13,863	$22,918
Unit-based	41,604	2,722	44,326
Fixed price	15,786	1,123	16,909
Total (1)	$66,446	$17,708	$84,154

Client Type
Commercial	$7,016	$1,372	$8,388
Government	13,675	16,281	29,956
Utilities (2)	45,756	55	45,810
Total (1)	$66,446	$17,708	$84,154

Geography (3)
Domestic	$66,446	$17,708	$84,154

	Six months ended July 2, 2021
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$15,956	$27,284	$43,240
Unit-based	81,218	5,167	86,385
Fixed price	31,279	2,336	33,615
Total (1)	$128,453	$34,787	$163,240

Client Type
Commercial	$12,944	$2,469	$15,413
Government	27,229	32,210	59,439
Utilities (2)	88,280	108	88,388
Total (1)	$128,453	$34,787	$163,240

Geography (3)
Domestic	$128,453	$34,787	$163,240

	Three months ended July 3, 2020
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$12,125	$13,689	$25,814
Unit-based	28,900	1,993	30,893
Fixed price	25,683	1,159	26,842
Total (1)	$66,708	$16,841	$83,549

Client Type
Commercial	$8,889	$1,304	$10,193
Government	21,701	14,939	36,640
Utilities (2)	36,118	598	36,716
Total (1)	$66,708	$16,841	$83,549

Geography (3)
Domestic	$66,708	$16,841	$83,549

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

	Six months ended July 3, 2020
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$26,136	$27,781	$53,917
Unit-based	79,789	5,098	84,887
Fixed price	48,581	2,190	50,771
Total (1)	$154,506	$35,069	$189,575

Client Type
Commercial	$17,618	$2,678	$20,296
Government	43,428	31,734	75,162
Utilities (2)	93,460	657	94,117
Total (1)	$154,506	$35,069	$189,575

Geography (3)
Domestic	$154,506	$35,069	$189,575

(1)	Amounts may not add to the totals due to rounding.
(2)	Includes the portion of revenue related to small business programs paid by the end user/customer.
(3)	Revenue from the Company’s foreign operations were not material for the three and six months ended July 2, 2021 and July 3, 2020, respectively.

Geographical Information

Substantially all of the Company’s consolidated revenue was derived from its operations in the U.S. The Company operates through a network of offices spread across 24 U.S. states, the District of Columbia, and Canada. Revenues from the Company’s Canadian operations were not material for the three and six months ended July 2, 2021 nor the three and six months ended July 2, 2020.

Customer Concentration

For the three and six months ended July 2, 2021, the Company’s top 10 customers accounted for 48.4%, and 46.2%, respectively, of the Company’s consolidated contract revenue. For the three and six months ended July 3, 2020, the Company’s top 10 customers accounted for 45.3%, and 46.6%, respectively, of the Company’s consolidated contract revenue.

For the three and six months ended July 2, 2021, the Company had no individual customer that accounted for more than 10% of its consolidated contract revenues. For the three months ended July 3, 2020, the Company derived 12.7% of its consolidated contract revenue from one customer, Los Angeles Department of Water and Power (“LADWP”). For the six months ended July 3, 2020, the Company derived 26.3% of its consolidated contract revenue from two customers, LADWP and Dormitory Authority-State of New York (“DASNY”).

On a segment basis, the Company had individual customers that accounted for more than 10% of its segment contract revenues. For the three and six months ended July 2, 2021, the Company derived 11.5% and 10.9%, respectively, of its Energy segment revenues from one customer, Consolidated Edison of New York, and it derived 13.9% and 15.8%, respectively, of its Engineering and Consulting segment revenues from one customer, the City of Elk Grove. For the three and six months ended July 3, 2020, the Company derived 28.3% and 32.3%, respectively, of its Energy segment revenues from two customers, LADWP and DASNY, and it derived 20.6% and 20.1%, respectively, of its Engineering and Consulting segment revenues from one customer, the City of Elk Grove.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The Company’s largest clients are based in California and New York. For the three and six months ended July 2, 2021, services provided to clients in California accounted for 34.8% and 34.5%, respectively, of the Company’s contract revenue and services provided to clients in New York accounted for 21.6% and 21.8%, respectively, of the Company’s contract revenue. For the three and six months ended July 3, 2020, services provided to clients in California accounted for 44.9%, and 44.6%, respectively, of the Company’s consolidated contract revenue, and services provided to clients in New York accounted for 14.8%, and 17.9%, respectively, of the Company’s consolidated contract revenue.

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

During each fiscal year, the Company assesses the available positive and negative evidence to evaluate if it is more likely than not that the deferred tax assets will be realized. Beginning in fiscal year 2017, the Company determined that it was more-likely-than-not that the entire California net operating loss will not be utilized prior to expiration. Significant pieces of objective evidence evaluated included the Company’s history of utilization of California net operating losses in prior years for each of its subsidiaries, as well as its forecasted amount of net operating loss utilization for certain members of the combined group. As a result, the Company recorded a valuation allowance in the amount of $86,000 at the end of fiscal year 2018 related to California net operating losses. As of July 2, 2021, the Company assessed all available positive and negative evidence available to determine whether, based on the weight of that evidence, there was a change in judgment related to the utilization of deferred tax assets in future years. The Company concluded that as of July 2, 2021, the valuation allowance for the Company’s deferred tax assets was appropriate in accordance with ASC 740. Consequently, there was no change to the valuation allowance during the six months ended July 2, 2021. For the six months ended July 3, 2020, the Company did not have a change in the valuation allowance.

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

The Company recognizes the tax benefit from uncertain tax positions if it is more likely than not that the tax positions will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefit is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of July 2, 2021, the Company has not recorded a liability for uncertain tax positions.

Based on the Company’s estimates and determination of an effective tax rate for the year, the Company recorded an income tax benefit of $3.7 million and $5.1 million for the three and six months ended July 2, 2021, respectively, as compared to an income tax benefit of $0.1 million and $1.7 million for the three and six months ended July 3, 2020, respectively. During the three and six months ended July 2, 2021, the difference between the effective tax rate and the federal statutory rate was primarily attributable to state taxes, excess tax benefit on stock compensation, nondeductible executive compensation, research and development tax credits, the commercial building energy efficiency deduction, and additional benefits provided by the Coronavirus Aid, Relief, and Economic Security (CARES) Act (H.R.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

748). For the three and six months ended July 3, 2020, the difference between the effective tax rate and the federal statutory rate was primarily attributable to state taxes, the recognition of tax deductions related to the vesting of performance-based restricted stock units, nondeductible executive compensation, research and development tax credits, and the commercial building energy efficiency deduction.

On March 27, 2020, President Trump signed into law the CARES Act, which includes a number of provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. Under ASC 740, the effects of new legislation are recognized upon enactment. Accordingly, the effects of the CARES Act have been incorporated into the income tax provision computation for the three and six months ended July 2, 2021 and July 3, 2020. During the three months ended July 2, 2021, the Company recognized a $0.8 million tax benefit related to the net operating loss carryback provisions of the CARES Act.

On December 27, 2020, President Trump signed into law the Consolidated Appropriations Act, 2021 (CAA 2021) which included a number of provisions including, but not limited to the extension of numerous employment tax credits, the extension of the Section 179D deduction, enhanced business meals deductions, and the deductibility of expenses paid for with Paycheck Protection Program (PPP) loan funds that are forgiven. Accordingly, the effects of the CCA have been incorporated into the income tax provision computation for the three and six months ended July 2, 2021. The extension of the energy efficiency building deduction under Section 179D resulted in the continuation of this additional benefit for the Company.

On June 10, 2021, the Company received notice from the State of New York indicating that the Company’s 2017, 2018, and 2019 state tax returns are under examination. As of July 2, 2021, the Company is unable to determine the impact of the examination as the audit is in progress.

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

The following table sets forth the number of weighted-average common shares outstanding used to compute basic and diluted EPS:

	Three months ended		Six months ended
	July 2,	July 3,	July 2,	July 3,
	2021	2020	2021	2020
	(in thousands, except per share amounts)
Net income (loss)	$(4,601)	$(4,985)	$(8,367)	$(13,139)
Weighted-average common shares outstanding	12,421	11,682	12,284	11,593
Effect of dilutive stock options and restricted stock awards	—	—	—	—
Weighted-average common shares outstanding-diluted	12,421	11,682	12,284	11,593
Earnings (Loss) per share:
Basic	$(0.37)	$(0.43)	$(0.68)	$(1.13)
Diluted	$(0.37)	$(0.43)	$(0.68)	$(1.13)

For the three and six months ended July 2, 2021 and July 3, 2020, the Company reported a net loss, and accordingly, all outstanding equity awards have been excluded from such periods because including them would have been anti-dilutive.

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

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

13. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, Subsequent Events, the Company evaluates subsequent events up until the date the condensed consolidated financial statements are issued. As of August 5, 2021, there were no subsequent events required to be reported.

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

Impact of Covid-19 on Our Business

The coronavirus (“Covid-19”) pandemic and efforts to limit its spread negatively impacted our operations during our fiscal year 2020 and continued to impact us, albeit to a lesser extent, during the first quarter of fiscal year 2021. In California and New York, the states in which we have historically derived a majority of our revenue, mandatory shutdown orders were issued in March 2020. In New York, phased re-openings began in June 2020, and all of our New York utility programs have restarted. In California, phased re-openings began in May 2020, followed by periods of curtailments as a result of resurgences of Covid-19 cases, and subsequent re-openings. As a result, the most significant pandemic related impacts to the our business occurred in California to our direct install business. During the last week of June 2021, our largest program for the Los Angeles Department of Water and Power (“LADWP”) resumed, which was our last program suspended due to Covid-19. In addition, as of August 4, 2021, none of our contracts have been cancelled due to Covid-19.

In the Energy segment, we have experienced a negative impact on our direct install programs that serve small businesses as a result of restrictions put in place by governmental authorities that required temporary shutdowns of all “non-essential” businesses which resulted in a significant portion of our direct install work on these programs being suspended for varying periods of time during fiscal year 2020 and continuing in California through our first half of fiscal 2021. During non-Covid-19 impacted years, such as fiscal year 2019, we derived approximately 40% of our gross revenue from our direct install programs that serve small businesses and 60% from our other programs. Our other programs are either businesses that have been determined to be “essential” by government authorities or have continued to progress during the pandemic.

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

Asset and liability valuation and other estimates used in preparation of financial statements

As of July 2, 2021, we did not have any impairment with respect to goodwill or long-lived assets, including intangible assets. Because the full extent of the impact of the Covid-19 outbreak and efforts to slow its spread are unknown at this time, they could, under certain circumstances, cause impairment and result in a non-cash impairment charge being recorded in future periods.

Changes to the estimated future profitability of the business may require that we establish an additional valuation allowance against all or some portion of our net deferred tax assets.

Impact on Clients and Subcontractors and Other Risks

We primarily work for utilities, municipalities and other public agencies. Some of these customers could experience significant budget shortfalls for the current year and beyond as a result of the measures taken to mitigate the Covid-19 pandemic and/or revenue shortfalls as a result of reduced economic activity. Although none of our contracts with governmental or public agencies were materially modified during our fiscal year 2020 or during our first half of fiscal half of 2021, these potential budget deficits could result in delayed funding for existing contracts with us, postponements of new contracts or price concessions. Further, most of our clients are not committed to purchase any minimum amount of services, as our agreements with them are based on a “purchase order” or “master service agreement” model. As a result, they may discontinue utilizing some or all of our services with little or no notice.

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

Health and Safety

In response to the Covid-19 pandemic, we have taken and will continue to take precautionary measures intended to help minimize the risk of Covid-19 to our employees, including requiring the majority of our employees to work remotely, suspending non-essential travel and restricting in-person work-related meetings. We expect to continue to implement these measures until it has determined that the Covid-19 pandemic is adequately contained for purposes of our business, and may take further actions as government authorities require or recommend or as it determines to be in the best interests of our employees, customers, business partners and third-party service providers.

Results of Operations

Second Quarter and First Half Overview

The following table sets forth, for the periods indicated, certain information derived from our consolidated statements of comprehensive income(1):

	Three Months Ended
	July 2,		July 3,
	2021		2020		$ Change	% Change

	(in thousands, except percentages)

Contract revenue	$84,154	100.0%	$83,549	100.0%	$605	0.7%
Direct costs of contract revenue:
Salaries and wages	16,366	19.4	13,650	16.3	2,716	19.9
Subcontractor services and other direct costs	36,902	43.9	40,355	48.3	(3,453)	(8.6)
Total direct costs of contract revenue	53,268	63.3	54,005	64.6	(737)	(1.4)

Gross profit	30,886	36.7	29,544	35.4	1,342	4.5

General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	18,712	22.2	15,331	18.3	3,381	22.1
Facilities and facilities related	2,379	2.8	2,642	3.2	(263)	(10.0)
Stock-based compensation	5,933	7.1	4,230	5.1	1,703	40.3
Depreciation and amortization	4,224	5.0	5,466	6.5	(1,242)	(22.7)
Other	6,710	8.0	5,716	6.8	994	17.4
Total general and administrative expenses	37,958	45.1	33,385	40.0	4,573	13.7

Income (loss) from operations	(7,072)	(8.4)	(3,841)	(4.6)	(3,231)	84.12
Other income (expense):
Interest expense	(1,099)	(1.3)	(1,257)	(1.5)	158	(12.6)
Other, net	(93)	(0.1)	23	0.0	(116)	(504.4)
Total other income (expense)	(1,192)	(1.4)	(1,234)	(1.5)	42	(3.4)
Income (Loss) before income tax expense	(8,264)	(9.8)	(5,075)	(6.1)	(3,189)	62.8
Income tax expense (benefit)	(3,663)	(4.4)	(90)	(0.1)	(3,573)	3,970.0
Net income (loss)	$(4,601)	(5.5)	$(4,985)	(6.0)	$384	(7.7)
(1)	Percentages are expressed as a percentage of contract revenue and may not total due to rounding.

	Six Months Ended
	July 2,		July 3,
	2021		2020		$ Change	% Change

	(in thousands, except percentages)

Contract revenue	$163,240	100.0%	$189,575	100.0%	$(26,335)	(13.9)
Direct costs of contract revenue:
Salaries and wages	32,186	19.7	32,565	17.2	(379)	(1.2)
Subcontractor services and other direct costs	68,036	41.7	96,775	51.0	(28,739)	(29.7)
Total direct costs of contract revenue	100,222	61.4	129,340	68.2	(29,118)	(22.5)

Gross profit	63,018	38.6	60,235	31.8	2,783	4.6

General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	38,156	23.4	35,743	18.9	2,413	6.8
Facilities and facilities related	5,022	3.1	5,336	2.8	(314)	(5.9)
Stock-based compensation	10,139	6.2	8,825	4.7	1,314	14.9
Depreciation and amortization	8,411	5.2	9,985	5.3	(1,574)	(15.8)
Other	12,551	7.7	12,456	6.6	95	0.8
Total general and administrative expenses	74,279	45.5	72,345	38.2	1,934	2.7

Income (loss) from operations	(11,261)	(6.9)	(12,110)	(6.4)	849	(7.0)
Other income (expense):
Interest expense	(2,163)	(1.3)	(2,770)	(1.5)	607	(21.9)
Other, net	(64)	(0.0)	46	0.0	(110)	(239.1)
Total other income (expense)	(2,227)	(1.4)	(2,724)	(1.4)	497	(18.2)
Income (Loss) before income tax expense	(13,488)	(8.3)	(14,834)	(7.8)	1,346	(9.1)
Income tax expense (benefit)	(5,121)	(3.1)	(1,695)	(0.9)	(3,426)	202.1
Net income (loss)	$(8,367)	(5.1)	$(13,139)	(6.9)	$4,772	(36.3)

(1)	Percentages are expressed as a percentage of contract revenue and may not total due to rounding.

The following tables provides information about disaggregated revenue of the Company’s two segments Energy and Engineering and Consulting by contract type, client type and geographical region(1):

	Three months ended July 2, 2021
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$9,056	$13,863	$22,918
Unit-based	41,604	2,722	44,326
Fixed price	15,786	1,123	16,909
Total (1)	$66,446	$17,708	$84,154

Client Type
Commercial	$7,016	$1,372	$8,388
Government	13,675	16,281	29,956
Utilities (2)	45,756	55	45,810
Total (1)	$66,446	$17,708	$84,154

Geography (3)
Domestic	$66,446	$17,708	$84,154

	Six months ended July 2, 2021
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$15,956	$27,284	$43,240
Unit-based	81,218	5,167	86,385
Fixed price	31,279	2,336	33,615
Total (1)	$128,453	$34,787	$163,240

Client Type
Commercial	$12,944	$2,469	$15,413
Government	27,229	32,210	59,439
Utilities (2)	88,280	108	88,388
Total (1)	$128,453	$34,787	$163,240

Geography (3)
Domestic	$128,453	$34,787	$163,240

(1)	Amounts may not add to the totals due to rounding.
(2)	Includes the portion of revenue related to small business programs paid by the end user/customer.
(3)	Revenue from our foreign operations were immaterial for the three and six months ended July 2, 2021.

	Three months ended July 3, 2020
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$12,125	$13,689	$25,814
Unit-based	28,900	1,993	30,893
Fixed price	25,683	1,159	26,842
Total (1)	$66,708	$16,841	$83,549

Client Type
Commercial	$8,889	$1,304	$10,193
Government	21,701	14,939	36,640
Utilities (2)	36,118	598	36,716
Total (1)	$66,708	$16,841	$83,549

Geography (3)
Domestic	$66,708	$16,841	$83,549

	Six months ended July 3, 2020
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$26,136	$27,781	$53,917
Unit-based	79,789	5,098	84,887
Fixed price	48,581	2,190	50,771
Total (1)	$154,506	$35,069	$189,575

Client Type
Commercial	$17,618	$2,678	$20,296
Government	43,428	31,734	75,162
Utilities (2)	93,460	657	94,117
Total (1)	$154,506	$35,069	$189,575

Geography (3)
Domestic	$154,506	$35,069	$189,575

(1)	Amounts may not add to the totals due to rounding.
(2)	Includes the portion of revenue related to small business programs paid by the end user/customer.
(3)	Revenue from our foreign operations were immaterial for the three and six months ended July 3, 2020.

Three Months Ended July 2, 2021 Compared to Three Months Ended July 3, 2020

Contract revenue. Consolidated contract revenue was $84.2 million for the three months ended July 2, 2021, or relatively flat as compared to the three months ended July 3, 2020.

Contract revenue in our Energy segment was relatively flat for the three months ended July 2, 2021 compared to the three months ended July 3, 2020. Within our Energy segment, utility contract revenues increased $9.6 million, offset by decreases of $8.0 million governmental contract revenues combined with a decrease of $1.9 million in commercial contract revenues. Utility contract revenue increased as a result of increased contract revenues from our direct install programs for small businesses due to the lifting of business suspensions resulting from the Covid-19 pandemic and efforts to limit its spread that started in March 2020, which had a full impact during the second quarter of fiscal year 2020 compared to having a partial impact on our second quarter of fiscal year 2021. Governmental and commercial contract revenues decreased as a result of the absence in the second quarter of fiscal year 2021 of the acceleration of projects, particularly those related to improvements in public schools that were accelerated to take advantage of empty facilities, that took place during the second quarter of fiscal year 2020 during the mandatory shutdown orders issued by local governments in response to the Covid-19 pandemic.

Contract revenue in our Engineering and Consulting segment increased $0.9 million, or 5.1%, in the three months ended July 2, 2021 compared to the three months ended July 3, 2020. Contract revenue for the Engineering and Consulting segment increased primarily as a result of incremental government revenues of $1.4 million partially offset by $0.5 million of lower utility revenues. Contract revenue in our Engineering and Consulting segment has been less affected by Covid-19 than contract revenue in our Energy segment as the services provided in our Engineering and Consulting segment have generally been deemed “essential” by government authorities and have continued to operate while abiding social distancing measures.

Direct costs of contract revenue. Direct costs of consolidated contract revenue were relatively flat for the three months ended July 2, 2021 compared to the three months ended July 3, 2020.

Direct costs of contract revenue in our Energy segment decreased $0.9 million, or 2.0%, in the three months ended July 2, 2021 compared to the three months ended July 3, 2020. Direct costs of contract revenue for the Engineering and Consulting segment increased $0.2 million, or 1.9%, in the three months ended July 2, 2021 compared to the three months ended July 3, 2020.

Subcontractor services and other direct costs decreased by $3.5 million, and salaries and wages increased by $2.7 million for the three months ended July 2, 2021 compared to the three months ended July 3, 2020. As a percentage of contract revenue, salaries and wages increased to 19.4% of contract revenue for the three months ended July 2, 2021 from 16.3% for the three months ended July 3, 2020. Subcontractor services and other direct costs decreased to 43.9% of contract revenue for the three months ended July 2, 2021 from 48.3% of contract revenue for the three months ended July 3, 2020. As a percentage of contract revenue, changes in salaries and wages and subcontractor services and other direct costs were primarily as a result of changes in the mix of revenues to those which contain a higher percentage of labor costs and lower percentage of material costs and installation subcontracting.

Gross Profit. Gross profit increased to $30.1 million, or 36.7% gross margin, for the three months ended July 2, 2021 compared to the three months ended July 3, 2020. The increase in our gross margin was primary driven by changes in the mix of revenues to those which contain a higher percentage of labor costs and lower percentage of material costs and installation subcontracting.

General and administrative expenses. General and administrative (“G&A”) expenses increased by $4.6 million, or 13.7%, in the three months ended July 2, 2021 compared to the three months ended July 3, 2020. The increase in G&A expenses consisted of an increase of $3.6 million in the Energy segment and $1.3 million in the Engineering and Consulting segment, partially offset by a decrease of $0.3 million in the unallocated corporate expenses. The increase in G&A expenses in the Energy segment and Engineering and Consulting segment was primarily attributed to having restored wage reductions and other actions taken during our second quarter of fiscal 2020 aimed at preserving liquidity as a result of the Covid-19 pandemic.

Within G&A expenses, the increase of $3.4 million for salaries and wages, payroll taxes and employee benefits, combined with the increase of $1.7 million in stock-based compensation and $1.0 million in other general and administrative expenses, was partially offset by a decrease of $1.2 million in depreciation and amortization, combined with a decrease of $0.3 million in facilities and facility related expenses. The increase in salaries and wages, payroll taxes and employee benefits was primarily attributable to having restored, during our third quarter of fiscal year 2020, certain actions taken during the second quarter of our fiscal year 2020 aimed at preserving liquidity in the early stages of the Covid-19 pandemic, such as a temporary cash wage reduction for salaried employees, as well as instituting a reduction in workforce, primarily through unpaid furloughs. The increase in stock-based compensation expenses was primarily related to new stock grants to current employees and executives. The increase in other general and administrative expenses was primarily due to increased travel expenses as a result of the easing of travel restrictions put in place for Covid-19, combined with higher professional services. The decrease in depreciation and amortization was primarily related to lower amortization of intangible assets derived from prior acquisitions. The decrease in facilities and facilities related expenses was attributed to satisfied facility leases that were not renewed.

Income (loss) from operations. Our operating loss was $7.1 million for the three months ended July 2, 2021 as a result of the factors noted above. As a percentage of contract revenue, operating loss was 8.4% for the three months ended July 2, 2021 compared to 4.6% for the three months ended July 3, 2020. The decrease in operating margin was primarily attributable to increases in G&A expenses, partially offset by an increase in profit margin.

Total other expense, net. Total other expense, net, was relatively flat for the three months ended July 2, 2021 compared to the three months ended July 3, 2020.

Income tax expense (benefit). We recorded an income tax benefit of $3.7 million for the three months ended July 2, 2021 compared to a tax benefit of $0.1 million for the three months ended July 3, 2020. The increase in the income tax benefit is primarily attributable to our loss before income tax combined with an increase in various tax deductions and tax credits related to stock compensation and project-related incentives, and an additional tax benefit related to the net operating loss carryback provisions of the CARES Act.

Net income (loss). Our net loss was $4.6 million for the three months ended July 2, 2021, as compared to a net loss of $5.0 million for the three months ended July 3, 2020. The improvement in net loss was primarily attributable to income tax benefits combined with the increase in higher margin revenues, partially offset by increases in G&A.

Six Months Ended July 2, 2021 Compared to Six Months Ended July 3, 2020

Contract revenue. Consolidated contract revenue decreased $26.3 million, or 13.9%, in the six months ended July 2, 2021 compared to the six months ended July 3, 2020, primarily due to decreased contract revenues from our direct install programs for small businesses in our Energy segment and the impact of having one fewer week in our first fiscal quarter of fiscal year 2021 as compared to our first fiscal quarter of fiscal year 2020.

Contract revenue in our Energy segment decreased $26.1 million, or 16.9%, in the six months ended July 2, 2021 compared to the six months ended July 3, 2020. Contract revenue for the Energy segment primarily decreased as a result of decreased contract revenues from our direct install programs for small businesses combined with the impact of having one fewer week in our first fiscal quarter of fiscal year 2021 as compared to our first fiscal quarter of fiscal year 2020 and the absence in the second quarter of fiscal year 2021 of the acceleration of projects, particularly those related to improvements in public schools that were accelerated to take advantage of empty facilities, that took place during the second quarter of fiscal year 2020 during the mandatory shutdown orders issued by local governments in response to the Covid-19 pandemic. Contract revenues for our direct install programs for small businesses decreased as a result of the business suspensions resulting from the Covid-19 pandemic and efforts to limit its spread that started in March 2020, which had a partial impact on the first half of fiscal year 2020 as compared to having a larger impact on our first half of fiscal year 2021. Through the first half of our fiscal year 2021, the most significant pandemic related impacts to the Company’s business occurred in California to our direct install business which restarted throughout the first half of fiscal 2021.

Contract revenue in our Engineering and Consulting segment was relatively flat for the six months ended July 2, 2021 compared to the six months ended July 3, 2020.

Direct costs of contract revenue. Direct costs of consolidated contract revenue decreased $29.1 million, or 22.5%, in the six months ended July 2, 2021 compared to the six months ended July 3, 2020, primarily as a result of decreased contract revenues from our direct install programs for small businesses in our Energy segment, the impact of having one fewer week in our first fiscal quarter of fiscal year 2021 as compared to our first fiscal quarter of fiscal year 2020, and the reduction in pass-through construction management costs.

Direct costs of contract revenue in our Energy segment decreased $27.9 million, or 25.3%, in the six months ended July 2, 2021 compared to the six months ended July 3, 2020, primarily as a result of the decrease in our contract revenues related to direct install programs for small businesses as described above, and the impact of having one fewer week in our first fiscal quarter of fiscal year 2021 as compared to our first fiscal quarter of fiscal year 2020. Direct costs of contract revenue for the Engineering and Consulting segment decreased $1.3 million, or 6.6%, in the six months ended July 2, 2021 compared to the six months ended July 3, 2020, primarily due to the impact of having one fewer week in our first fiscal quarter of fiscal year 2021 as compared to our first fiscal quarter of fiscal year 2020.

Subcontractor services and other direct costs decreased by $28.7 million and salaries and wages decreased by $0.4 million for the six months ended July 2, 2021 compared to the six months ended July 3, 2020. As a percentage of contract revenue, salaries and wages increased to 19.7% of contract revenue for the six months ended July 2, 2021 from 17.2% for the six months ended July 3, 2020. Subcontractor services and other direct costs decreased to 41.7% of contract revenue for the six months ended July 2, 2021 from 51.0% of contract revenue for the six months ended July 3, 2020. Salaries and wages within direct costs of contract revenue increased as a percentage of contract revenue primarily as a result of the decrease in contract revenues from our direct install programs for small businesses which resulted in changes in the mix of revenues to those which contain a higher percentage of labor costs and lower percentage of material costs and installation subcontracting. Subcontractor services and other direct costs decreased as a percentage of contract revenue primarily as a result of the decrease in contract revenues from our direct install programs for small businesses, as described above.

Gross Profit. Gross profit increased to $63.0 million, or 38.6% gross margin, for the six months ended July 2, 2021 compared the six months ended July 3, 2020. The increase in our gross margin was primary driven by changes in the mix of revenues to those which contain a higher percentage of labor costs and lower percentage of material costs and subcontracting.

General and administrative expenses. G&A expenses increased by $1.9 million, or 2.7%, in the six months ended July 2, 2021 compared to the six months ended July 3, 2020. The increase in G&A expenses consisted of an increase of $0.9 million in the Energy segment and an increase of $1.5 million in the Engineering and Consulting segment, partially offset by a decrease of $0.5 in the unallocated corporate expenses. The increase in G&A expenses in the Energy segment and Engineering and Consulting segment was primarily attributed to having restored wage reductions and other actions taken during our second quarter of fiscal 2020 aimed at preserving liquidity as a result of the Covid-19 pandemic, partially offset by the impact of having one fewer week in our first fiscal quarter of fiscal year 2021 as compared to our first fiscal quarter of fiscal year 2020.

Within G&A expenses, the increase of $2.4 million for salaries and wages, payroll taxes and employee benefits, combined with the increase of $1.3 million in stock-based compensation was partially offset by a decrease of $1.6 million in depreciation and amortization, combined with a decrease of $0.3 million in facilities and facility related expenses. The increase in salaries and wages, payroll taxes and employee benefits was primarily attributable to having restored, during our third quarter of fiscal year 2020, certain actions taken during the second quarter of our fiscal year 2020 aimed at preserving liquidity in the early stages of the Covid-19 pandemic, such as placing a temporary cash wage reduction for salaried employees, as well as instituting a reduction in workforce, primarily through unpaid furloughs. The increase in stock-based compensation expenses was primarily related to new stock grants to current employees and executives. The decrease in depreciation and amortization was primarily related to lower amortization of intangible assets derived from prior acquisitions. The decrease in facilities and facilities related expenses was attributed to satisfied facility leases that were not renewed.

Income (loss) from operations. Our operating loss was $11.3 million for the six months ended July 2, 2021 as a result of the factors noted above. As a percentage of contract revenue, operating loss was 6.9% for the six months ended July 2, 2021 compared to an operating loss of 6.4% for the six months ended July 3, 2020. The decrease in operating margin was primarily attributable to increases in G&A expenses, partially offset by an increase in profit margin.

Total other expense, net. Total other expense, net, was $2.2 million for the six months ended July 2, 2021 compared to $2.7 million for the six months ended July 3, 2020. The decrease in total other expense, net is primarily as a result of lower interest expense as a result of lower interest rate borrowings under our credit facilities combined with the impact of having one fewer week in our first fiscal quarter of fiscal year 2021 as compared to our first fiscal quarter of fiscal year 2020.

Income tax expense (benefit). We recorded an income tax benefit of $5.1 million for the six months ended July 2, 2021 compared to a tax benefit of $1.7 million for the six months ended July 3, 2020. The increase in the income tax benefit is primarily attributable to an increase in various tax deductions and tax credits related to stock compensation and project-related incentives, and an additional tax benefit related to the net operating loss carryback provision of the CARES Act.

Net income (loss). Our net loss was $8.4 million for the six months ended July 2, 2021, as compared to a net loss of $13.1 million for the six months ended July 3, 2020. The improvement in our net loss was primarily driven by cost control and income tax benefits combined with the increase in higher margin revenues, partially offset by increases in G&A.

Liquidity and Capital Resources

The following table summarizes our statements of cash flows for the periods indicated:

	Six Months Ended
	July 2,	July 3,
	2021	2020
	(in thousands)
Net cash provided by (used in):
Operating activities	$(708)	$29,231
Investing activities	(3,057)	(2,929)
Financing activities	(15,226)	(14,594)
Net increase (decrease) in cash and cash equivalents	$(18,991)	$11,708

We believe that our cash and cash equivalents, cash generated by operating activities, and available borrowings under our revolving credit facility and Delayed Draw Term Loan will be sufficient to finance our operating activities for at least the next 12 months. As a result of forecasted increased working capital requirements related to our $781 million in California Investor Owned Utility Contracts signed in December 2020, we amended our credit agreement to, among other things, ensure an adequate margin for certain covenant compliance obligations. As of July 2, 2021, we had $9.4 million of cash and cash equivalents. Our primary source of liquidity is cash generated from operations and borrowings under our Revolving Credit Facility. In addition, as of July 2, 2021, we had a $100 million Term A Loan with $80.0 million outstanding, a $50.0 million Revolving Credit Facility with no borrowed amounts outstanding and $4.1 million in letters of credit issued. We also have a $50.0 million Delayed Draw Term Loan with $20.0 million available for draw subject to the satisfaction of certain covenants and $25.5 million outstanding scheduled to mature on June 26, 2024.

As of July 2, 2021, borrowings under our Credit Facilities bore interest at 2.75% based on the Company’s consolidated total leverage ratio. See Part I, Item 1, Note 6, Debt Obligations, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, and Part II, Item 8, Note 5, Debt Obligations, of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K filed with the SEC on March 17, 2021 for information regarding our indebtedness, including information about new borrowings and repayments, principal repayment terms, interest rates, covenants, and other key terms of our outstanding indebtedness.

Cash Flows from Operating Activities

Cash flows used in operating activities were $0.7 million for the six months ended July 2, 2021, as compared to cash flows provided by operating activities of $29.2 million for the six months ended July 3, 2020. Cash flow from operating activities primarily consists of net income, adjusted for non-cash charges, such as depreciation and amortization and stock-based compensation, plus or minus changes in operating assets and liabilities. Cash flows used by operating activities for the six months ended July 2, 2021 resulted primarily due to the changing mix of revenues as described earlier and start-up costs associated with certain new contract awards. Cash flows provided by operating activities for the six months ended July 3, 2020 resulted primarily as result of our acquisitions of Onsite Energy and E3, Inc., improvements in cash collections, and significant reductions in working capital requirements as a result of the reduction of revenues from the suspension of our small business energy programs.

Cash Flows from Investing Activities

Cash flows used in investing activities were $3.1 million for the six months ended July 2, 2021, as compared to cash flows used in investing activities of $2.9 million for the six months ended July 3, 2020. Cash flows used in investing activities for the six months ended July 2, 2021 were primarily due to cash paid for the development of software, the purchase of equipment and leasehold improvements. Cash flows used in investing activities for the six months ended July 3, 2020, were primarily due to cash paid for the purchase of equipment and leasehold improvements.

Cash Flows from Financing Activities

Cash flows used in financing activities were $15.2 million for the six months ended July 2, 2021, as compared to cash flows used in financing activities of $14.6 million for the six months ended July 3, 2020. Cash flows used in financing activities for the six months ended July 2, 2021 were primarily attributable to payments of $6.6 million for contingent consideration related to prior acquisitions, repayments of $6.5 million under our term loan facility and revolving line of credit, payments of taxes on stock grants of $3.1 million, payments on notes payable of $1.5 million, partially offset by $1.4 million in proceeds from sales of common stock under our employee stock purchase plan and $1.4 million in proceeds from stock option exercise. Cash flows used in financing activities for the six months ended July 3, 2020 were primarily attributable to repayments of $35.5 million under our term loan facility and revolving line of credit, a payment of $2.9 million in employee payroll taxes related to the vesting of performance-based restricted stock units, and payments of $1.4 million for contingent consideration related to prior acquisitions, partially offset by $24.0 million of borrowings under our revolving line of credit.

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

Short and Long-term Liquidity

Contractual Obligations

The following table sets forth our known contractual obligations as of July 2, 2021:

		Less than			More than
Contractual Obligations	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
	( in thousands)
Long term debt (1)	$105,250	$13,455	$91,795	$—	$—
Interest payments on debt outstanding (2)	7,773	3,396	4,377	—	—
Operating leases	18,670	5,557	7,787	4,006	1,320
Finance leases	845	349	431	65	—
Total contractual cash obligations	$132,538	$22,757	$104,390	$4,071	$1,320
(1)	Long-term debt includes $80.0 million outstanding on our Term A Loan and $25.5 million outstanding on our Delayed Draw Term Loan as of July 2, 2021. We have assumed no future borrowings or repayments (other than at maturity) for purposes of this table.
(2)	Borrowings under our Delayed Draw Term Loan bear interest at a variable rate. Future interest payments on our Credit Facilities are estimated using floating rates in effect as of July 2, 2021.

We are obligated to pay earn-out payments in connection with our 2019 and 2017 acquisitions of Energy and Environmental Economics, Inc. (“E3, Inc.”) and Integral Analytics, respectively. We are obligated to pay up to (i) $12.0 million in cash if E3, Inc. exceeds certain financial targets during the three years after the E3, Inc. closing date, and (ii) $12.0 million in cash based on future work obtained from the business of Integral Analytics during the four years after the closing of the acquisition, payable in installments, if certain financial targets are met during the four years. As of July 2, 2021, we had contingent consideration payable of $9.5 million related to these acquisitions. For the six months ended

July 2, 2021, our statement of operations includes $0.8 million of accretion (excluding fair value adjustments) related to the contingent consideration.

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

As of July 2, 2021, we had $50.0 million in borrowing capacity under the Revolving Credit Facility and an additional $20.0 million under the Delayed Draw Term Loan. As of July 2, 2021, the Company’s composite interest rate, exclusive of the effects of upfront fees, undrawn fees and issuance cost amortization, was 2.75% and $4.1 million in letters of credit were issued.

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

Components of Revenue and Expense

Contract Revenue

We generally provide our services under contracts, purchase orders or retainer letters. The agreements we enter into with our clients typically incorporate one of three principal types of pricing provisions: time-and-materials, unit-based, and fixed price. Revenue on our time-and-materials and unit-based contracts are recognized as the work is performed in accordance with specific terms of the contract. As of July 2, 2021, 26% of our contracts are time-and-materials contracts and 53% of our contracts are unit-based contracts, compared to 31% for time-and-materials contracts and approximately 37% for unit-based contracts as of July 3, 2020.

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

As of July 2, 2021, we had cash and cash equivalents of $9.4 million. This amount represents cash on hand in business checking accounts with BMO.

We do not engage in trading activities and do not participate in foreign currency transactions.

We are subject to interest rate risk in connection with our Term A Loan and borrowings, if any, under our revolving credit facility and delayed draw term loan, each of which bears interest at variable rates. As of July 2, 2021, $80.0 million was outstanding under our Term A Loan, $25.5 million was outstanding under our delayed draw term loan, no borrowed amounts were outstanding and $4.1 million in letters of credit were issued under the revolving credit facility. Each of our Term A Loan, revolving credit facility and delayed draw term loan mature as of June 26, 2024 and are governed by our credit agreement, as amended.

Pursuant to the Fourth Amendment, (as described in Part I, Item 1, Note 6, “Debt Obligations,” of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q), borrowings under the credit agreement bear interest at all times other than during the initial covenant relief period granted by the Third Amendment, at either a Base Rate or LIBOR, each as defined in the credit agreement, at our option, and, in each case, plus an applicable margin, which applicable margin will range from 0.125% to 1.25% with respect to Base Rate borrowings and 1.125% to 2.25% with respect to LIBOR borrowings, depending on our consolidated leverage ratio; provided that LIBOR cannot be less than 0.00%. We will also pay a commitment fee for the unused portion of the revolving credit facility and the delayed draw term loan facility, which ranges from 0.15% to 0.40% per annum depending on our consolidated leverage ratio, and fees on the face amount of any letters of credit outstanding under the revolving credit facility, which range from 0.84% to 1.688% per annum, in each case, depending on whether such letter of credit is a performance or financial letter of credit and the Leverage Ratio.

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

Based upon the amount of our outstanding indebtedness as of July 2, 2021, a one percentage point increase in the effective interest rate would change our annual interest expense by approximately $1.1 million in 2021.

Risk Related to Potential LIBOR Transition

All of our $105.5 million of debt outstanding under our credit agreement as of July 2, 2021 bears interest at a floating rate that uses LIBOR as the applicable reference rate to calculate the interest. The Chief Executive of the U.K. Financial Conduct Authority (the “FCA”), which regulates the London Interbank Offered Rate, or LIBOR, has announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of LIBOR after

2021. However, for U.S dollar LIBOR, it appears that the relevant date may be deferred to June 30, 2023 for certain tenors (including overnight and one, three, six and 12 months), at which time the LIBOR administrator has indicated that it intends to cease publication of U.S. dollar LIBOR. Despite this potential deferral, the LIBOR administrator has advised that no new contracts using U.S. dollar LIBOR should be entered into after December 31, 2021. These actions indicate that the continuation of U.S. LIBOR on the current basis cannot and will not be guaranteed after June 30, 2023. Moreover, it is possible that U.S. LIBOR will be discontinued or modified prior to June 30, 2023. The U.S. Federal Reserve and the Bank of England have begun publishing a Secured Overnight Funding Rate and a reformed Sterling Overnight Index Average, respectively, which are intended to serve as alternative reference rates to LIBOR. At this time, however, it is not possible to predict the establishment of any market-accepted alternative reference rates or any other reforms to LIBOR and the effect of any such changes.

Our credit agreement provides that, if the administrative agent has determined that adequate means do not exist for ascertaining LIBOR or the lenders have advised the administrative agent that (i) LIBOR does not adequately and fairly reflect the cost to lenders for maintaining their loans or (ii) making or funding LIBOR loans has become impracticable for the lenders, then, unless we amend the credit agreement to replace LIBOR with an alternative reference rate, all of our outstanding loans under the credit agreement will be converted to Base Rate Loans and the component of the Base Rate based upon LIBOR will not be used in any determination of the Base Rate Further, the lenders under our credit agreement will no longer be obligated to make loans using LIBOR as the applicable reference rate. If the rate used to calculate interest on our outstanding floating rate debt under our credit agreement that currently uses LIBOR were to increase by 1.0% either as a result of an increase in LIBOR or the change to an alternative reference rate, we would expect to incur additional interest expense on such indebtedness as of July 2, 2021 of $1.1 million on an annualized basis.

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

In connection with the preparation of this Quarterly Report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of July 2, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, as of July 2, 2021.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended July 2, 2021, we repurchased an aggregate of 79,070 shares of our common stock at an average price of $39.26 per share from employees to satisfy tax withholding obligations incurred in connection with the vesting of restricted stock which all occurred during June of 2021.

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

2.3‡

Stock Purchase Agreement, dated as of October 28, 2019, by and among Willdan Group, Inc., Willdan Energy Solutions, Energy and Environmental Economics, Inc., each of the stockholders of Energy and Environmental Economics, Inc., and Ren Orans, as seller representative of the stockholders of Energy and Environmental Economics, Inc. (incorporated by reference to Exhibit 2.1 to Willdan Group, Inc.’s Quarterly Report on Form 10-Q filed on November 1, 2019).

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

10.1¥

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
August 5, 2021