Form 10-Q
period 2021-10-01
Willdan Group, Inc.
filed 2021-11-05
CIK 1370450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2021

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

As of November 3, 2021, there were 12,791,789 shares of common stock, $0.01 par value per share, of Willdan Group, Inc. issued and outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(Unaudited)

	October 1,	January 1,
	2021	2021
Assets
Current assets:
Cash and cash equivalents	$4,805	$28,405
Accounts receivable, net of allowance for doubtful accounts of $1,723 and $2,127 at October 1, 2021 and January 1, 2021, respectively	62,208	60,403
Contract assets	65,744	62,426
Other receivables	6,029	6,405
Prepaid expenses and other current assets	3,736	5,564
Total current assets	142,522	163,203
Equipment and leasehold improvements, net	14,360	12,506
Goodwill	130,124	130,124
Right-of-use assets	16,096	20,130
Other intangible assets, net	55,599	64,256
Other assets	10,550	5,993
Deferred income taxes, net	17,655	14,111
Total assets	$386,906	$410,323
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$23,585	$41,372
Accrued liabilities	47,185	41,754
Contingent consideration payable	8,846	12,321
Contract liabilities	8,450	7,434
Notes payable	13,336	14,996
Finance lease obligations	372	248
Lease liability	5,472	5,844
Total current liabilities	107,246	123,969
Contingent consideration payable	719	2,999
Notes payable	88,746	98,178
Finance lease obligations, less current portion	659	236
Lease liability, less current portion	11,842	15,649
Other noncurrent liabilities	80	128
Total liabilities	209,292	241,159

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 40,000 shares authorized; 12,789 and 12,160 shares issued and outstanding at October 1, 2021 and January 1, 2021, respectively	128	122
Additional paid-in capital	164,642	149,014
Accumulated other comprehensive loss	(145)	(488)
Retained earnings	12,989	20,516
Total stockholders’ equity	177,614	169,164
Total liabilities and stockholders’ equity	$386,906	$410,323

See accompanying notes to Condensed Consolidated Financial Statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2021	2020	2021	2020
Contract revenue	$98,297	$104,508	$261,537	$294,083

Direct costs of contract revenue (inclusive of directly related depreciation and amortization):
Salaries and wages	16,346	16,332	48,532	48,897
Subcontractor services and other direct costs	43,824	53,520	111,860	150,295
Total direct costs of contract revenue	60,170	69,852	160,392	199,192

General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	19,374	17,530	57,530	53,273
Facilities and facility related	2,351	2,661	7,373	7,997
Stock-based compensation	4,210	3,978	14,349	12,803
Depreciation and amortization	4,267	4,339	12,678	14,324
Other	6,482	4,547	19,033	17,003
Total general and administrative expenses	36,684	33,055	110,963	105,400
Income (Loss) from operations	1,443	1,601	(9,818)	(10,509)

Other income (expense):
Interest expense, net	(937)	(1,213)	(3,100)	(3,983)
Other, net	98	666	34	712
Total other expense, net	(839)	(547)	(3,066)	(3,271)
Income (Loss) before income taxes	604	1,054	(12,884)	(13,780)

Income tax (benefit) expense	(236)	(1,586)	(5,357)	(3,281)
Net income (loss)	840	2,640	(7,527)	(10,499)

Other comprehensive income (loss):
Unrealized gain (loss) on derivative contracts, net of tax	111	160	343	(206)
Comprehensive income (loss)	$951	$2,800	$(7,184)	$(10,705)

Earnings (Loss) per share:
Basic	$0.07	$0.22	$(0.61)	$(0.90)
Diluted	$0.06	$0.21	$(0.61)	$(0.90)

Weighted-average shares outstanding:
Basic	12,606	11,992	12,391	11,723
Diluted	13,141	12,417	12,391	11,723

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

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY – (Continued)

(in thousands)

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total
Balance at January 1, 2021	12,160	$122	$149,014	$(488)	$20,516	$169,164
Shares of common stock issued in connection with employee stock purchase plan	66	1	1,384	—	—	1,385
Shares of common stock issued in connection with incentive stock plan	27	—	527	—	—	527
Shares used to pay taxes on stock grants	—	—	(12)	—	—	(12)
Issuance of restricted stock award and units	255	2	(3)	—	—	(1)
Unregistered sales of stock	—	—	—	—	—	—
Stock issued to acquire businesses	—	—	—	—	—	—
Stock-based compensation expense	—	—	4,206	—	—	4,206
Net income (loss)	—	—	—	—	(3,766)	(3,766)
Net unrealized gain on derivative contracts	—	—	—	128	—	128
Balance at April 2, 2021	12,508	$125	$155,116	$(360)	$16,750	$171,631
Shares of common stock issued in connection with incentive stock plan	77	1	850	—	—	851
Shares used to pay taxes on stock grants	(79)	(1)	(3,104)	—	—	(3,105)
Issuance of restricted stock award and units	207	2	(2)	—	—	—
Stock-based compensation expense	—	—	5,933	—	—	5,933
Net income (loss)	—	—	—	—	(4,601)	(4,601)
Net unrealized gain on derivative contracts	—	—	—	104	—	104
Balance at July 2, 2021	12,713	$127	$158,793	$(256)	$12,149	$170,813
Shares of common stock issued in connection with employee stock purchase plan	40	1	1,270	—	—	1,271
Shares of common stock issued in connection with incentive stock plan	35	—	369	—	—	369
Issuance of restricted stock award and units	1	—	—	—	—	—
Stock-based compensation expense	—	—	4,210	—	—	4,210
Net income (loss)	—	—	—	—	840	840
Net unrealized gain on derivative contracts	—	—	—	111	—	111
Balance at October 1, 2021	12,789	$128	$164,642	$(145)	$12,989	$177,614

See accompanying notes to Condensed Consolidated Financial Statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended
	2021	2020
Cash flows from operating activities:
Net income (loss)	$(7,527)	$(10,499)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,678	14,324
Deferred income taxes, net	(3,544)	(4,389)
(Gain) loss on sale/disposal of equipment	(37)	(15)
Provision for doubtful accounts	87	1,066
Stock-based compensation	14,349	12,803
Accretion and fair value adjustments of contingent consideration	860	2,059
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts receivable	(1,892)	5,016
Contract assets	(3,318)	33,591
Other receivables	376	(581)
Prepaid expenses and other current assets	2,005	1,387
Other assets	(4,557)	366
Accounts payable	(17,787)	(70)
Accrued liabilities	5,726	(30,034)
Contract liabilities	1,016	1,594
Right-of-use assets	(145)	259
Net cash (used in) provided by operating activities	(1,710)	26,877
Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(4,898)	(3,976)
Proceeds from sale of equipment	46	19
Net cash used in investing activities	(4,852)	(3,957)
Cash flows from financing activities:
Payments on contingent consideration	(6,615)	(1,433)
Payments on notes payable	(1,724)	(187)
Payments on debt issuance costs	—	(327)
Proceeds from notes payable	206	—
Borrowings under term loan facility and line of credit	—	24,000
Repayments under term loan facility and line of credit	(9,750)	(38,750)
Principal payments on finance leases	(440)	(435)
Proceeds from stock option exercise	1,747	652
Proceeds from sales of common stock under employee stock purchase plan	2,656	2,224
Cash used to pay taxes on stock grants	(3,117)	(2,879)
Restricted Stock Award and Units	(1)	1
Net cash used in financing activities	(17,038)	(17,134)
Net increase (decrease) in cash and cash equivalents	(23,600)	5,786
Cash and cash equivalents at beginning of period	28,405	5,452
Cash and cash equivalents at end of period	$4,805	$11,238
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,701	$4,256
Income taxes	(1,742)	284
Supplemental disclosures of noncash investing and financing activities:
(Gain) loss on cash flow hedge valuations, net of tax	343	(206)
Equipment acquired under finance leases	987	394

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

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Impact of Covid-19

The coronavirus (“Covid-19”) pandemic and efforts to limit its spread negatively impacted the Company’s operations during its fiscal year 2020 and continued to impact the Company, albeit to a lesser extent, through the nine months ended October 1, 2021. In California and New York, the states in which the Company has historically derived a majority of its revenue, mandatory shutdown orders were issued in March 2020. In New York, phased re-openings began in June 2020, and all of the Company’s New York utility programs have restarted. In California, phased re-openings began in May 2020, followed by periods of curtailments as a result of resurgences of Covid-19 cases, and subsequent re-openings. As a result, the most significant pandemic related impacts to the Company’s business occurred in California to its direct install business. During the last week of June 2021, the Company’s largest program for the Los Angeles Department of Water and Power (“LADWP”) resumed, which was the Company’s last program suspended due to Covid-19. In addition, as of November 3, 2021, none of the Company’s contracts have been cancelled due to Covid-19.

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

The Company has continuously monitored its liquidity position during the Covid-19 pandemic in order to be flexible during these uncertain times and to position itself to resume its growth trajectory as work restrictions are lifted. As part of this effort, in April 2021, the Company amended its credit facility for increased covenant flexibility as a result of additional working capital requirements related to $781 million in new California Investor Owned Utility contracts signed in December 2020.

Asset and liability valuation and other estimates used in preparation of financial statements

As of October 1, 2021, the Company did not have any impairment with respect to goodwill or long-lived assets, including intangible assets. Because the full extent of the impact of the Covid-19 outbreak and efforts to slow its spread are unknown at this time, they could, under certain circumstances, cause impairment and result in a non-cash impairment charge being recorded in future periods. Changes to the estimated future profitability of the business may require that the Company establish an additional valuation allowance against all or some portion of its net deferred tax assets.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Impact on Clients and Subcontractors and Other Risks

The Company primarily works for utilities, municipalities and other public agencies. Some of these customers could experience significant budget shortfalls for the current year and beyond as a result of the measures taken to mitigate the Covid-19 pandemic and/or revenue shortfalls as a result of reduced economic activity. Although none of the Company’s contracts with governmental or public agencies were materially modified during its fiscal year 2020 or during its nine months ended October 1, 2021, these potential budget deficits could result in delayed funding for existing contracts with the Company, postponements of new contracts or price concessions. Further, most of the Company’s clients are not committed to purchase any minimum amount of services, as the Company agreements with them are based on a “purchase order” or “master service agreement” model. As a result, they may discontinue utilizing some or all of the Company’s services with little or no notice.

 In addition, the Company relies on subcontractors and material suppliers to complete a substantial portion of its work, especially in its Energy segment. If the Company’s significant subcontractors and material suppliers suffer significant economic harm and must limit or cease operations or file for bankruptcy as a result of the current economic slowdown, the Company’s subcontractors and material suppliers may not be able to fulfill their contractual obligations satisfactorily and the Company may not have the ability to select its subcontractors and material suppliers of choice for new contracts. If the Company’s subcontractors and material suppliers are not able to fulfill their contractual obligations, it could result in a significant increase in costs for the Company to complete the projects or cause significant delays to the realization of revenues under those projects. The ultimate impact of Covid-19 on the Company’s financial condition and results of operations will depend on all of the factors noted above, including other factors that the Company may not be able to forecast at this time. See the risk factor “The Covid-19 pandemic and health and safety measures intended to slow its spread have adversely affected, and may continue to adversely affect, our business, results of operations and financial condition.” under Part I. Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended January 1, 2021. While Covid-19 has had an adverse effect on the Company’s business, financial condition and results of operations, the Company is unable to predict the extent or duration of future impacts at this time.

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

Retainage, included in contract assets, represents amounts withheld from billings to the Company’s clients pursuant to provisions in the contracts and may not be paid to the Company until specific tasks are completed or the project is completed and, in some instances, for even longer periods. As of October 1, 2021 and January 1, 2021, contract assets included retainage of approximately $4.9 million and $6.2 million, respectively.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

4. SUPPLEMENTAL FINANCIAL STATEMENT DATA

Accounts Receivable

From time to time, in connection with factoring agreements, the Company sells trade accounts receivable without recourse to third party purchasers in exchange for cash. During the nine months ended October 1, 2021, the Company sold trade accounts receivable and received cash proceeds of $8.0 million. The discounts on the trade accounts receivable sold were $0.8 million and were recorded within “Other, net” in other income (expense) in the condensed consolidated financial statements. During the nine months ended October 2, 2020, the Company did not sell any trade accounts receivable.

Equipment and Leasehold Improvements

	October 1,	January 1,
	2021	2021
	(in thousands)
Furniture and fixtures	$4,070	$4,088
Computer hardware and software	22,838	18,047
Leasehold improvements	3,008	2,994
Equipment under finance leases	3,084	2,370
Automobiles, trucks, and field equipment	3,106	3,216
Subtotal	36,106	30,715
Accumulated depreciation and amortization	(21,746)	(18,209)
Equipment and leasehold improvements, net	$14,360	$12,506

Included in accumulated depreciation and amortization is $0.4 million and $0.6 million of amortization expense related to equipment held under finance leases for the nine months ended October 1, 2021 and for fiscal year 2020, respectively.

Accrued Liabilities

	October 1,	January 1,
	2021	2021
	(in thousands)
Accrued subcontractor costs	$21,495	$19,124
Other	10,965	11,981
Accrued bonuses	7,852	5,211
Compensation and payroll taxes	3,224	1,983
Employee withholdings	3,140	2,768
Paid leave bank	509	687
Total accrued liabilities	$47,185	$41,754

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Goodwill

	January 1,	Additional	Additions /	October 1,
	2021	Purchase Cost	Adjustments	2021
	(in thousands)
Reporting Unit:
Energy	$129,375	$—	$—	$129,375
Engineering and Consulting	749	—	—	749
	$130,124	$—	$—	$130,124

The Company tests for impairment, at a minimum, on an annual basis or earlier when certain events or changes in circumstances indicate that goodwill may more likely than not be impaired. The Company evaluated the current economic impact caused by the Covid-19 pandemic to assess a potential impairment of goodwill and noted that it does not believe it is more likely than not that goodwill was impaired as of October 1, 2021.

Intangible Assets

	October 1, 2021		January 1, 2021
	Gross	Accumulated	Gross	Accumulated	Amortization
	Amount	Amortization	Amount	Amortization	Period
	(in thousands)				(in years)
Finite:
Backlog	$7,944	$6,978	$7,944	$6,249	1.0
Tradename	15,911	8,494	15,911	6,984	2.5	-	6.0
Non-compete agreements	1,420	1,407	1,420	1,390	4.0	-	5.0
Developed technology	15,500	8,240	15,500	6,107	8.0
Customer relationships	58,149	18,516	58,149	14,248	5.0	-	8.0
Total finite intangible assets	98,924	$43,635	98,924	$34,978
In-process research and technology (1)	310	—	310	—
Total intangible assets	$99,234	$43,635	$99,234	$34,978
(1)	In-process research and technology will not be amortized until put into use.

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

On January 31, 2019, the Company entered into an interest rate swap agreement that the Company designated as cash flow hedge to fix the variable interest rate on a portion of the Company’s Term A Loan (as defined below in Note 6. “Debt Obligations”). The interest rate swap agreement total notional amount of $35.0 million, has a fixed annual interest rate of 2.47% and expires on January 31, 2022. As of October 1, 2021, the effective portion of the Company’s interest rate swap agreement designated as a cash flow hedge before tax effects was $0.5 million, of which no amounts were reclassified from accumulated other comprehensive income to interest expense in the nine months ended October 1, 2021. The Company expects to reclassify $0.2 million from accumulated other comprehensive loss to interest expense within the next twelve months.

The fair values of the Company’s outstanding derivatives designated as hedging instruments were as follows:

		Fair Value of Derivative
		Instruments as of
	Balance Sheet Location	October 1, 2021	January 1, 2021
		(in thousands)
Interest rate swap agreement	Accrued liabilities	$(201)	$(624)
Interest rate swap agreement	Other noncurrent (liabilities) assets	$—	$(48)

The impact of the effective portions of derivative instruments in cash flow hedging relationships and fair value relationships on other comprehensive income (loss) were $0.1 million and $0.3 million, respectively, for the three and nine months ended October 1, 2021 as compared to $0.2 million for the three and nine months ended October 2, 2020.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The accumulated balances and reporting period activities for the periods below related to reclassifications out of accumulated other comprehensive loss are summarized as follows:

	Gain (Loss) on	Accumulated Other
	Derivative Instruments	Comprehensive Loss
	(in thousands)
Balances at January 1, 2021	$(488)	$(488)
Other comprehensive loss before reclassifications	163	163
Amounts reclassified from accumulated other comprehensive income:	0	0
Income tax benefit (expense) related to derivative instruments	(35)	(35)
Net current-period other comprehensive loss	128	128
Balances at April 2, 2021	$(360)	$(360)
Other comprehensive loss before reclassifications	156	156
Amounts reclassified from accumulated other comprehensive income:	0	0
Income tax benefit (expense) related to derivative instruments	(52)	(52)
Net current-period other comprehensive loss	104	104
Balances at July 2, 2021	$(256)	$(256)
Other comprehensive loss before reclassifications	152	152
Amounts reclassified from accumulated other comprehensive income:	0	0
Income tax benefit (expense) related to derivative instruments	(41)	(41)
Net current-period other comprehensive loss	111	110
Balances at October 1, 2021	$(145)	$(145)

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

6. DEBT OBLIGATIONS

Debt obligations, excluding obligations under finance leases (see Note 7, Leases, below), consisted of the following:

	October 1,	January 1,
	2021	2021
	(in thousands)
Outstanding borrowings on Term A Loan	$77,500	$85,000
Outstanding borrowings on Revolving Credit Facility	—	—
Outstanding borrowings on Delayed Draw Term Loan	24,750	27,000
Other debt agreements	478	1,996
Total debt	102,728	113,996
Issuance costs and debt discounts	(646)	(822)
Subtotal	102,082	113,174
Less current portion of long-term debt	13,336	14,996
Long-term debt portion	$88,746	$98,178

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

As of October 1, 2021, the Company was in compliance with all covenants contained in the Credit Agreement, as amended by the Fourth Amendment.

Other Debt Agreements

The Company’s other debt agreements are related to financed insurance premiums, a financed software agreement, and a utility customer agreement and are immaterial to the Company’s Condensed Consolidated Financial Statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

7. LEASES

The Company leases certain office facilities under long-term, non-cancellable operating leases that expire at various dates through the year 2027. In addition, the Company is obligated under finance leases for certain furniture and office equipment that expire at various dates through the year 2026.

From time to time, the Company enters into non-cancelable leases for some of our facility and equipment needs. These leases allow the Company to conserve cash by paying a monthly lease rental fee for the use of facilities and equipment rather than purchasing them. The Company’s leases have remaining terms ranging from one to eight years, some of which may include options to extend the leases for up to five years, and some of which may include options to terminate the leases within one year. Currently, all of the Company’s leases contain fixed payment terms. The Company may decide to cancel or terminate a lease before the end of its term, in which case we are typically liable to the lessor for the remaining lease payments under the term of the lease. Additionally, all of our month-to-month leases are cancelable by the Company or the lessor, at any time, and are not included in our right-of-use asset or lease liability. As of October 1, 2021, the Company had no leases with residual value guarantees. Typically, the Company has purchase options on the equipment underlying its long-term leases. The Company may exercise some of these purchase options when the need for equipment is on-going and the purchase option price is attractive. Nonperformance-related default covenants, cross-default provisions, subjective default provisions and material adverse change clauses contained in material lease agreements, if any, are also evaluated to determine whether those clauses affect lease classification in accordance with “ASC” Topic 842-10-25. Leases are accounted for as operating or financing leases, depending on the terms of the lease.

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

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following is a summary of the Company’s lease expense:

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Operating lease cost	$1,596	$1,761	$4,941	$5,269
Finance lease cost:
Amortization of assets	139	146	397	456
Interest on lease liabilities	9	6	22	23
Total net lease cost	$1,744	$1,913	$5,360	$5,748

The following is a summary of lease information presented on the Company’s consolidated balance sheet:

	October 1,	January 1,
	2021	2021
	(in thousands)
Operating leases:
Right-of-use assets	$16,096	$20,130

Lease liability	$5,472	$5,844
Lease liability, less current portion	11,842	15,649
Total lease liabilities	$17,314	$21,493

Finance leases (included in equipment and leasehold improvements, net):
Equipment and leasehold improvements, net	$3,084	$2,370
Accumulated depreciation	(1,954)	(1,826)
Total equipment and leasehold improvements, net	$1,130	$544

Finance lease obligations	$372	$248
Finance lease obligations, less current portion	659	236
Total finance lease obligations	$1,031	$484

Weighted average remaining lease term (in years):
Operating Leases	3.96	4.40
Finance Leases	2.63	2.02

Weighted average discount rate:
Operating Leases	4.34%	4.44%
Finance Leases	2.97%	3.74%

Rent expense was $1.6 million and $5.2 million for the three and nine months ended October 1, 2021, respectively, as compared to $1.9 million and $5.7 million for the three and nine months ended October 2, 2020, respectively.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following is a summary of other information and supplemental cash flow information related to finance and operating leases:

	Nine Months Ended
	October 1,	October 2,
	2021	2020

	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$5,115	$5,162
Operating cash flow from finance leases	22	23
Financing cash flow from finance leases	440	435

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$326	$3,007

The following is a summary of the maturities of lease liabilities as of October 1, 2021:

	Operating	Finance
	(in thousands)
Fiscal year:
Remainder of 2021	$1,511	$99
2022	5,701	400
2023	4,254	357
2024	2,772	166
2025	2,129	38
2026 and thereafter	2,484	14
Total lease payments	$18,851	$1,074
Less: Imputed interest	(1,537)	(43)
Total lease obligations	17,314	1,031
Less: Current obligations	5,472	372
Noncurrent lease obligations	$11,842	$659

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

During the nine months ended October 1, 2021 and October 2, 2020, the Company made matching contributions of $1.6 million and $0.9 million, respectively.

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

The Company manages Genesys and has the power to direct the activities that most significantly impact Genesys’s performance, in addition to being obligated to absorb expected losses from Genesys. Accordingly, the Company is the primary beneficiary of Genesys and consolidates Genesys as a VIE. In addition, the Company concluded there is no noncontrolling interest related to the consolidation of Genesys because the Company determined that (i) the shareholder of Genesys does not have more than a nominal amount of equity investment at risk, (ii) WES absorbs the expected losses of Genesys through its deferral of Genesys’s service fees owed to WES and the Company has, since entering into the administrative services agreement, had to continuously defer service fees for Genesys, and (iii) the Company believes Genesys will continue to have a shortfall on payment of its service fees for the foreseeable future, leaving no expected residual returns for the shareholder. As of October 1, 2021, the Company had one VIE — Genesys.

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

There were no intersegment sales during the three and nine months ended October 1, 2021 and October 2, 2020. The Company’s chief operating decision maker evaluates the performance of each segment based upon income or loss from operations before income taxes. Certain segment asset information including expenditures for long-lived assets has not been presented as it is not reported to or reviewed by the chief operating decision maker. In addition, enterprise-wide service line contract revenue is not included as it is impracticable to report this information for each group of similar services.

Financial information with respect to the reportable segments is as follows:

		Engineering	Unallocated		Consolidated
	Energy	& Consulting	Corporate	Intersegment	Total
	(in thousands)
Fiscal Three Months Ended October 1, 2021
Contract revenue	$81,523	$16,774	$-	$-	$98,297
Depreciation and amortization	4,023	244	-	-	4,267
Interest expense, net	-	-	937	-	937
Segment profit (loss) before income tax expense	2,138	2,673	(4,207)	-	604
Income tax expense (benefit)	610	1,286	(2,132)	-	(236)
Net income (loss)	1,529	1,387	(2,076)	-	840
Segment assets (1)	331,573	23,134	55,329	(23,130)	386,906
Fiscal Three Months Ended October 2, 2020
Contract revenue	$87,888	$16,620	$-	$-	$104,508
Depreciation and amortization	4,072	267	-	-	4,339
Interest expense, net	7	-	1,206	-	1,213
Segment profit (loss) before income tax expense	3,203	2,757	(4,906)	-	1,054
Income tax expense (benefit)	(437)	1,300	(2,449)	-	(1,586)
Net income (loss)	3,641	1,457	(2,458)	-	2,640
Segment assets (1)	348,350	22,755	50,481	(23,130)	398,456
Fiscal Nine Months Ended October 1, 2021
Contract revenue	$209,977	$51,560	$-	$-	$261,537
Depreciation and amortization	11,934	744	-	-	12,678
Interest expense, net	5	-	3,095	-	3,100
Segment profit (loss) before income tax expense	(5,607)	7,507	(14,784)	-	(12,884)
Income tax expense (benefit)	(2,331)	3,122	(6,148)	-	(5,357)
Net income (loss)	(3,275)	4,386	(8,638)	-	(7,527)
Segment assets (1)	331,573	23,134	55,329	(23,130)	386,906
Fiscal Nine Months Ended October 2, 2020
Contract revenue	$242,394	$51,689	$-	$-	$294,083
Depreciation and amortization	13,499	825	-	-	14,324
Interest expense, net	26	-	3,957	-	3,983
Segment profit (loss) before income tax expense	(6,490)	7,953	(15,243)	-	(13,780)
Income tax expense (benefit)	(1,545)	1,894	(3,630)	-	(3,281)
Net income (loss)	(4,944)	6,059	(11,614)	-	(10,499)
Segment assets (1)	348,350	22,755	50,481	(23,130)	398,456
(1)	Segment assets are presented net of intercompany receivables.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following tables provide information about disaggregated revenue by contract type, client type and geographical region:

	Three months ended October 1, 2021
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$9,104	$13,160	$22,264
Unit-based	51,470	2,650	54,120
Fixed price	20,950	963	21,913
Total (1)	$81,524	$16,773	$98,297

Client Type
Commercial	$7,741	$1,568	$9,309
Government	18,537	15,181	33,718
Utilities (2)	55,245	24	55,269
Total (1)	$81,524	$16,773	$98,297

Geography (3)
Domestic	$81,524	$16,773	$98,297

	Nine months ended October 1, 2021
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$25,060	$40,444	$65,504
Unit-based	132,688	7,817	140,505
Fixed price	52,229	3,299	55,528
Total (1)	$209,977	$51,560	$261,537

Client Type
Commercial	$20,685	$4,037	$24,723
Government	45,766	47,391	93,157
Utilities (2)	143,525	132	143,657
Total (1)	$209,977	$51,560	$261,537

Geography (3)
Domestic	$209,977	$51,560	$261,537

	Three months ended October 2, 2020
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$10,936	$13,719	$24,655
Unit-based	43,010	2,082	45,092
Fixed price	33,941	820	34,761
Total (1)	$87,887	$16,621	$104,508

Client Type
Commercial	$10,737	$1,300	$12,037
Government	30,627	14,657	45,284
Utilities (2)	46,523	664	47,187
Total (1)	$87,887	$16,621	$104,508

Geography (3)
Domestic	$87,887	$16,621	$104,508

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

	Nine months ended October 2, 2020
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$37,072	$41,499	$78,571
Unit-based	122,800	7,180	129,979
Fixed price	82,522	3,011	85,531
Total (1)	$242,394	$51,689	$294,083

Client Type
Commercial	$28,355	$3,978	$32,333
Government	74,056	46,390	120,446
Utilities (2)	139,983	1,321	141,304
Total (1)	$242,394	$51,689	$294,083

Geography (3)
Domestic	$242,394	$51,689	$294,083

(1)	Amounts may not add to the totals due to rounding.
(2)	Includes the portion of revenue related to small business programs paid by the end user/customer.
(3)	Revenue from the Company’s foreign operations were not material for the three and nine months ended October 1, 2021 and October 2, 2020.

Geographical Information

Substantially all of the Company’s consolidated revenue was derived from its operations in the U.S. The Company operates through a network of offices spread across 24 U.S. states, the District of Columbia, and Canada. Revenues from the Company’s Canadian operations were not material for the three and nine months ended October 1, 2021 nor the three and nine months ended October 2, 2020.

Customer Concentration

For the three and nine months ended October 1, 2021, the Company’s top 10 customers accounted for 52.4%, and 46.8%, respectively, of the Company’s consolidated contract revenue. For the three and nine months ended October 2, 2020, the Company’s top 10 customers accounted for 46.7%, and 48.6%, respectively, of the Company’s consolidated contract revenue.

For the three months ended October 1, 2021, the Company had one customer, Los Angeles Department of Water and Power (“LADWP”), that accounted for 17.0% of its consolidated contract revenues. For the nine months ended October 1, 2021, the Company had no individual customer that accounted for more than 10% of its consolidated contract revenues. For the three months ended October 2, 2020, the Company did not have any individual customers that accounted for more than 10% of its consolidated contract revenues. For the nine months ended October 2, 2020, the Company had one customer, LADWP, that accounted for 12.8% of its consolidated contract revenues.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

On a segment basis, the Company had individual customers that accounted for more than 10% of its segment contract revenues. For the three months ended October 1, 2021, the Company derived 20.4% of its Energy segment revenues from one customer, LADWP. For the nine months ended October 1, 2021, the Company derived 21.5% of its Energy segment revenues from two customers, LADWP and Consolidated Edison of New York. For the three months ended October 1, 2021, no single customer accounted for 10% or more of its Engineering and Consulting segment revenues. For the nine months ended October 1, 2021, the Company derived 12.2% of its Engineering and Consulting segment revenues from one customer, the City of Elk Grove. For the three months ended October 2, 2020, no single customer accounted for 10% or more of its Energy segment revenues. For the nine months ended October 2, 2020, the Company derived 26.8% of its Energy segment revenues from two customers, LADWP and DASNY. For the three and nine months ended October 2, 2020, the Company derived 18.7% and 19.6%, respectively, of its Engineering and Consulting segment revenues from one customer, the City of Elk Grove.

The Company’s largest clients are based in California and New York. For the three and nine months ended October 1, 2021, services provided to clients in California accounted for 38.9% and 36.2%, respectively, of the Company’s consolidated contract revenue and services provided to clients in New York accounted for 19.0% and 20.7%, respectively, of the Company’s consolidated contract revenue. For the three and nine months ended October 2, 2020, services provided to clients in California accounted for 32.3%, and 40.2%, respectively, of the Company’s consolidated contract revenue, and services provided to clients in New York accounted for 19.2%, and 18.4%, respectively, of the Company’s consolidated contract revenue.

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

During each fiscal year, the Company assesses the available positive and negative evidence to evaluate if it is more likely than not that the deferred tax assets will be realized. Beginning in fiscal year 2017, the Company determined that it was more-likely-than-not that the entire California net operating loss will not be utilized prior to expiration. Significant pieces of objective evidence evaluated included the Company’s history of utilization of California net operating losses in prior years for each of its subsidiaries, as well as its forecasted amount of net operating loss utilization for certain members of the combined group. As a result, the Company recorded a valuation allowance in the amount of $86,000 at the end of fiscal year 2018 related to California net operating losses. As of October 1, 2021, the Company assessed all available positive and negative evidence available to determine whether, based on the weight of that evidence, there was a change in judgment related to the utilization of deferred tax assets in future years. The Company concluded that as of October 1, 2021, the valuation allowance for the Company’s deferred tax assets was appropriate in accordance with ASC 740. Consequently, there was no change to the valuation allowance during the nine months ended October 1, 2021. For the nine months ended October 2, 2020, the Company did not have a change in the valuation allowance.

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

The Company recognizes the tax benefit from uncertain tax positions if it is more likely than not that the tax positions will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefit is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of October 1, 2021, the Company has not recorded a liability for uncertain tax positions.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Based on the Company’s estimates and determination of an effective tax rate for the year, the Company recorded an income tax benefit of $0.2 million and $5.4 million for the three and nine months ended October 1, 2021, respectively, as compared to an income tax benefit of $1.6 million and $3.3 million for the three and nine months ended October 2, 2020, respectively. During the three and nine months ended October 1, 2021, the difference between the effective tax rate and the federal statutory rate was primarily attributable to state taxes, excess tax benefit on stock compensation, nondeductible executive compensation, research and development tax credits, the commercial building energy efficiency deduction, and additional benefits provided by the Coronavirus Aid, Relief, and Economic Security (CARES) Act (H.R. 748). For the three and nine months ended October 2, 2020, the difference between the effective tax rate and the federal statutory rate was primarily attributable state taxes, the recognition of tax deductions related to the vesting of performance-based restricted stock units, nondeductible executive compensation, research and development tax credits, and the commercial building energy efficiency deduction.

On March 27, 2020, President Trump signed into law the CARES Act, which includes a number of provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. Under ASC 740, the effects of new legislation are recognized upon enactment. Accordingly, the effects of the CARES Act have been incorporated into the income tax provision computation for the three and nine months ended October 1, 2021 and October 2, 2020. The Company recognized a $0.7 million tax benefit related to the net operating loss carryback provisions of the CARES Act during the third quarter of fiscal 2021.

On December 27, 2020, President Trump signed into law the Consolidated Appropriations Act, 2021 (CAA 2021) which included a number of provisions including, but not limited to the extension of numerous employment tax credits, the extension of the Section 179D deduction, enhanced business meals deductions, and the deductibility of expenses paid for with Paycheck Protection Program (PPP) loan funds that are forgiven. Accordingly, the effects of the CCA have been incorporated into the income tax provision computation for the three and nine months ended October 1, 2021. The extension of the energy efficiency building deduction under Section 179D resulted in the continuation of this additional benefit for the Company.

On June 10, 2021, the Company received notice from the State of New York indicating that the Company’s 2017, 2018, and 2019 state tax returns are under examination. As of October 1, 2021, the Company is unable to determine the impact of the examination as the audit is in progress.

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

The following table sets forth the number of weighted-average common shares outstanding used to compute basic and diluted EPS:

	Three months ended		Nine months ended
	October 1,	October 2,	October 1,	October 2,
	2021	2020	2021	2020
	(in thousands, except per share amounts)
Net income (loss)	$840	$2,640	$(7,527)	$(10,499)
Weighted-average common shares outstanding	12,606	11,992	12,391	11,723
Effect of dilutive stock options and restricted stock awards	535	425	—	—
Weighted-average common shares outstanding-diluted	13,141	12,417	12,391	11,723
Earnings (Loss) per share:
Basic	$0.07	$0.22	$(0.61)	$(0.90)
Diluted	$0.06	$0.21	$(0.61)	$(0.90)

For the three months ended October 1, 2021 and October 2, 2020, the Company excluded common shares subject to outstanding equity awards from the calculation of diluted shares because their impact would have been anti-dilutive. For the nine months ended October 1, 2021 and October 2, 2020, the Company recorded net loss, and all shares subject to outstanding equity awards have been excluded from such periods because including them would be anti-dilutive.

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

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

13. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, Subsequent Events, the Company evaluates subsequent events up until the date the condensed consolidated financial statements are issued. As of November 4, 2021, there were no subsequent events required to be reported.

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

Impact of Covid-19 on Our Business

The coronavirus (“Covid-19”) pandemic and efforts to limit its spread negatively impacted our operations during fiscal year 2020 and have continued to impact us, albeit to a lesser extent, through the nine months ended October 1, 2021. In California and New York, the states in which we have historically derived a majority of our revenue, mandatory shutdown orders were issued in March 2020. In New York, phased re-openings began in June 2020, and all of our New York utility programs have restarted. In California, phased re-openings began in May 2020, followed by periods of curtailments as a result of resurgences of Covid-19 cases, and subsequent re-openings. As a result, the most significant pandemic related impacts to our business occurred in California to our direct install business. During the last week of June 2021, our largest program for the Los Angeles Department of Water and Power (“LADWP”) resumed, which was our last remaining program that was still suspended due to Covid-19. In addition, as of November 3, 2021, none of our contracts have been cancelled due to Covid-19.

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

We have continuously monitored our liquidity position during the Covid-19 pandemic in order to be flexible during these uncertain times and to position ourselves to resume our growth trajectory as work restrictions are lifted. As part of this effort, we amended our credit facility in April 2021 for increased covenant flexibility as a result of additional working capital requirements related to $781 million in new California Investor Owned Utility contracts signed in December 2020.

Asset and liability valuation and other estimates used in preparation of financial statements

As of October 1, 2021, we did not have any impairment with respect to goodwill or long-lived assets, including intangible assets. Because the full extent of the impact of the Covid-19 outbreak and efforts to slow its spread are unknown at this time, they could, under certain circumstances, cause impairment and result in a non-cash impairment charge being recorded in future periods.

Changes to the estimated future profitability of the business may require that we establish an additional valuation allowance against all or some portion of our net deferred tax assets.

Impact on Clients and Subcontractors and Other Risks

We primarily work for utilities, municipalities and other public agencies. Some of these customers could experience significant budget shortfalls for the current year and beyond as a result of the measures taken to mitigate the Covid-19 pandemic and/or revenue shortfalls as a result of reduced economic activity. Although none of our contracts with governmental or public agencies were materially modified during our fiscal year 2020 or during our nine months ended October 1, 2021, these potential budget deficits could result in delayed funding for existing contracts with us, postponements of new contracts or price concessions. Further, most of our clients are not committed to purchase any minimum amount of services, as our agreements with them are based on a “purchase order” or “master service agreement” model. As a result, they may discontinue utilizing some or all of our services with little or no notice.

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

Results of Operations

Third Quarter and Nine Month Overview

The following table sets forth, for the periods indicated, certain information derived from our consolidated statements of comprehensive income(1):

	Three Months Ended
	October 1,		October 2,
	2021		2020		$ Change	% Change

	(in thousands, except percentages)

Contract revenue	$98,297	100.0%	$104,508	100.0%	$(6,211)	(5.9)%
Direct costs of contract revenue:
Salaries and wages	16,346	16.6	16,332	15.6	14	0.1
Subcontractor services and other direct costs	43,824	44.6	53,520	51.2	(9,696)	(18.1)
Total direct costs of contract revenue	60,170	61.2	69,852	66.8	(9,682)	(13.9)

Gross profit	38,127	38.8	34,656	33.2	3,471	10.0

General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	19,374	19.7	17,530	16.8	1,844	10.5
Facilities and facilities related	2,351	2.4	2,661	2.5	(310)	(11.6)
Stock-based compensation	4,210	4.3	3,978	3.8	232	5.8
Depreciation and amortization	4,267	4.3	4,339	4.2	(72)	(1.7)
Other	6,482	6.6	4,547	4.4	1,935	42.6
Total general and administrative expenses	36,684	37.3	33,055	31.6	3,629	11.0

Income (loss) from operations	1,443	1.5	1,601	1.5	(158)	(9.9)
Other income (expense):
Interest expense	(937)	(1.0)	(1,213)	(1.2)	276	(22.8)
Other, net	98	0.1	666	0.6	(568)	(85.4)
Total other income (expense)	(839)	(0.9)	(547)	(0.5)	(292)	53.4
Income (Loss) before income tax expense	604	0.6	1,054	1.0	(450)	(42.7)
Income tax expense (benefit)	(236)	(0.2)	(1,586)	(1.5)	1,350	(85.1)
Net income (loss)	$840	0.9	$2,640	2.5	$(1,800)	(68.2)
(1)	Percentages are expressed as a percentage of contract revenue and may not total due to rounding.

	Nine Months Ended
	October 1,		October 2,
	2021		2020		$ Change	% Change

	(in thousands, except percentages)

Contract revenue	$261,537	100.0%	$294,083	100.0%	$(32,546)	(11.1)
Direct costs of contract revenue:
Salaries and wages	48,532	18.6	48,897	16.6	(365)	(0.7)
Subcontractor services and other direct costs	111,860	42.8	150,295	51.1	(38,435)	(25.6)
Total direct costs of contract revenue	160,392	61.3	199,192	67.7	(38,800)	(19.5)

Gross profit	101,145	38.7	94,891	32.3	6,254	6.6

General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	57,530	22.0	53,273	18.1	4,257	8.0
Facilities and facilities related	7,373	2.8	7,997	2.7	(624)	(7.8)
Stock-based compensation	14,349	5.5	12,803	4.4	1,546	12.1
Depreciation and amortization	12,678	4.8	14,324	4.9	(1,646)	(11.5)
Other	19,033	7.3	17,003	5.8	2,030	11.9
Total general and administrative expenses	110,963	42.4	105,400	35.8	5,563	5.3

Income (loss) from operations	(9,818)	(3.8)	(10,509)	(3.6)	691	(6.6)
Other income (expense):
Interest expense	(3,100)	(1.2)	(3,983)	(1.4)	883	(22.2)
Other, net	34	0.0	712	0.2	(678)	(95.2)
Total other income (expense)	(3,066)	(1.2)	(3,271)	(1.1)	205	(6.3)
Income (Loss) before income tax expense	(12,884)	(4.9)	(13,780)	(4.7)	896	(6.5)
Income tax expense (benefit)	(5,357)	(2.0)	(3,281)	(1.1)	(2,076)	63.3
Net income (loss)	$(7,527)	(2.9)	$(10,499)	(3.6)	$2,972	(28.3)

(1)	Percentages are expressed as a percentage of contract revenue and may not total due to rounding.

The following tables provides information about disaggregated revenue of the Company’s two segments Energy and Engineering and Consulting by contract type, client type and geographical region(1):

	Three months ended October 1, 2021
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$9,104	$13,160	$22,264
Unit-based	51,470	2,650	54,120
Fixed price	20,950	963	21,913
Total (1)	$81,524	$16,773	$98,297

Client Type
Commercial	$7,741	$1,568	$9,309
Government	18,537	15,181	33,718
Utilities (2)	55,245	24	55,269
Total (1)	$81,524	$16,773	$98,297

Geography (3)
Domestic	$81,524	$16,773	$98,297

	Nine months ended October 1, 2021
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$25,060	$40,444	$65,504
Unit-based	132,688	7,817	140,505
Fixed price	52,229	3,299	55,528
Total (1)	$209,977	$51,560	$261,537

Client Type
Commercial	$20,685	$4,037	$24,723
Government	45,766	47,391	93,157
Utilities (2)	143,525	132	143,657
Total (1)	$209,977	$51,560	$261,537

Geography (3)
Domestic	$209,977	$51,560	$261,537

(1)	Amounts may not add to the totals due to rounding.
(2)	Includes the portion of revenue related to small business programs paid by the end user/customer.
(3)	Revenue from our foreign operations were immaterial for the three and nine months ended October 1, 2021.

	Three months ended October 2, 2020
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$10,936	$13,719	$24,655
Unit-based	43,010	2,082	45,092
Fixed price	33,941	820	34,761
Total (1)	$87,887	$16,621	$104,508

Client Type
Commercial	$10,737	$1,300	$12,037
Government	30,627	14,657	45,284
Utilities (2)	46,523	664	47,187
Total (1)	$87,887	$16,621	$104,508

Geography (3)
Domestic	$87,887	$16,621	$104,508

	Nine months ended October 2, 2020
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$37,072	$41,499	$78,571
Unit-based	122,800	7,180	129,979
Fixed price	82,522	3,011	85,531
Total (1)	$242,394	$51,689	$294,083

Client Type
Commercial	$28,355	$3,978	$32,333
Government	74,056	46,390	120,446
Utilities (2)	139,983	1,321	141,304
Total (1)	$242,394	$51,689	$294,083

Geography (3)
Domestic	$242,394	$51,689	$294,083

(1)	Amounts may not add to the totals due to rounding.
(2)	Includes the portion of revenue related to small business programs paid by the end user/customer.
(3)	Revenue from our foreign operations were immaterial for the three and nine months ended October 2, 2020.

Three Months Ended October 1, 2021 Compared to Three Months Ended October 2, 2020

Contract revenue. Consolidated contract revenue decreased $6.2 million, or 5.9%, in the three months ended October 1, 2021 compared to the three months ended October 2, 2020, primarily due to decreased contract revenues from our construction management projects in our Energy segment, partially offset by increases in our direct install program revenues for small businesses in our Energy segment. Contract revenue related to Energy segment construction management activities decreased as a result of the completion of a number of Energy segment projects and delays in the start-up of new Energy segment projects.

Contract revenue in our Energy segment decreased $6.4 million, or 7.2%, in the three months ended October 1, 2021 compared to the three months ended October 2, 2020 primarily as a result of decreased contract revenues from construction management activities as described above, partially offset by an increase in revenue from our direct install programs for small businesses in our Energy segment.

Contract revenue in our Engineering and Consulting segment was relatively flat for the three months ended October 1, 2021 compared to the three months ended October 2, 2020.

Direct costs of contract revenue. Direct costs of consolidated contract revenue decreased $9.7 million, or 13.9%, in the three months ended October 1, 2021 compared to the three months ended October 2, 2020, primarily as a result of decreased construction management activities in our Energy segment.

Direct costs of contract revenue in our Energy segment decreased $9.2 million, or 15.0%, in the three months ended October 1, 2021 compared to the three months ended October 2, 2020. Direct costs of contract revenue for the Engineering and Consulting segment decreased $0.5 million, or 5.8%, in the three months ended October 1, 2021 compared to the three months ended October 2, 2020.

Subcontractor services and other direct costs decreased by $9.7 million due to the decrease in construction management activities. Salaries and wages were relatively flat for the three months ended October 1, 2021 compared to the three months ended October 2, 2020 as a result of the increase in utility-related direct labor which offset the reduction in direct labor from the reduction in construction management activities.

As a percentage of contract revenue, salaries and wages increased to 16.6% of contract revenue for the three months ended October 1, 2021 from 15.6% for the three months ended October 2, 2020. Subcontractor services and other direct costs decreased to 44.6% of contract revenue for the three months ended October 1, 2021 from 51.2% of contract revenue for the three months ended October 2, 2020 for the reasons noted above.

Gross Profit. Gross profit increased 10% from $34.7 million to $38.1 million, or 38.8% gross margin, for the three months ended October 1, 2021 compared to the three months ended October 2, 2020. The increase in our gross margin was primarily driven by changes in the mix of revenues to those which contain a higher percentage of direct labor costs combined with the reduction in pass-through construction management costs.

General and administrative expenses. General and administrative (“G&A”) expenses increased by $3.6 million, or 11.0%, in the three months ended October 1, 2021 compared to the three months ended October 2, 2020. The increase in G&A expenses consisted of an increase of $2.2 million in the Energy segment, an increase of $0.8 million in the unallocated corporate expense, and an increase of $0.6 million in the Engineering and Consulting segment. The increase in G&A expenses was primarily attributed to higher wage and related benefit costs and an increase in professional service fees and travel.

Within G&A expenses, the increase of $1.9 million in other general and administrative expenses, combined with the increase of $1.8 million for salaries and wages, payroll taxes and employee benefits, and $0.2 million in stock-based compensation was partially offset by a decrease of $0.3 million in facilities and facility related expenses, combined with a decrease of $0.1 million in depreciation and amortization. The increase in other general and administrative expenses was primarily due to an increase in professional services combined with increased travel expenses as a result of the easing of travel restrictions put in place for Covid-19. The increase in salaries and wages, payroll taxes and employee benefits was primarily attributable to increases in personnel. The increase in stock-based compensation expenses was primarily related to new stock grants to current employees and executives. The decrease in facilities and facilities related expenses was attributed to satisfied facility leases that were not renewed. The decrease in depreciation and amortization was primarily related to lower amortization of intangible assets derived from prior acquisitions.

Income (loss) from operations. Operating income was $1.4 million for the three months ended October 1, 2021 as a result of the factors noted above. As a percentage of contract revenue, operating income was relatively flat for the three months ended October 1, 2021 compared to the three months ended October 2, 2020.

Total other expense, net. Total other expense, net, decreased $0.3 million, or 53.4%, for the three months ended October 1, 2021 compared to the three months ended October 2, 2020 as a result of lower interest income and lower interest expense related to principal reductions in term loans.

Income tax expense (benefit). We recorded an income tax benefit of $0.2 million for the three months ended October 1, 2021 compared to a tax benefit of $1.6 million for the three months ended October 2, 2020. The decrease in the income tax benefit is primarily attributable to higher pre-tax income combined with decreases related to energy efficiency building deduction.

Net income (loss). Net income was $0.8 million for the three months ended October 1, 2021, as compared to a net income of $2.6 million for the three months ended October 2, 2020. The decrease in net income was primarily attributable to lower income tax benefit as described above.

Nine Months Ended October 1, 2021 Compared to Nine Months Ended October 2, 2020

Contract revenue. Consolidated contract revenue decreased $32.5 million, or 11.1%, in the nine months ended October 1, 2021 compared to the nine months ended October 2, 2020, primarily due to decreased contract revenues from our construction management activities in our Energy segment and the impact of having one fewer week in our first fiscal quarter of fiscal year 2021 as compared to our first fiscal quarter of fiscal year 2020. Contract revenue related to Energy segment construction management projects decreased as a result of the completion of a number of Energy segment projects and delays in the start-up of new Energy segment projects.

Contract revenue in our Energy segment decreased $32.4 million, or 13.4%, in the nine months ended October 1, 2021 compared to the nine months ended October 2, 2020. Contract revenue for the Energy segment primarily decreased as a result of decreased construction management activities in our Energy segment, as described above, and the impact of having one fewer week in our first fiscal quarter of fiscal year 2021 as compared to our first fiscal quarter of fiscal year 2020.

Contract revenue in our Engineering and Consulting segment was relatively flat for the nine months ended October 1, 2021 compared to the nine months ended October 2, 2020.

Direct costs of contract revenue. Direct costs of consolidated contract revenue decreased $38.8 million, or 19.5%, in the nine months ended October 1, 2021 compared to the nine months ended October 2, 2020, primarily as a result of decreased construction management activities in our Energy segment and the impact of having one fewer week in our first fiscal quarter of fiscal year 2021 as compared to our first fiscal quarter of fiscal year 2020.

Direct costs of contract revenue in our Energy segment decreased $37.0 million, or 21.6%, in the nine months ended October 1, 2021 compared to the nine months ended October 2, 2020, primarily as a result of the reasons described above. Direct costs of contract revenue for the Engineering and Consulting segment decreased $1.8 million, or 6.3%, in the nine months ended October 1, 2021 compared to the nine months ended October 2, 2020, primarily due to the impact of having one fewer week in our first fiscal quarter of fiscal year 2021 as compared to our first fiscal quarter of fiscal year 2020.

Subcontractor services and other direct costs decreased by $38.4 million, or 25.6%, for the nine months ended October 1, 2021 compared to the nine months ended October 2, 2020 primarily due to the decrease in construction management activities. Salaries and wages decreased by $0.4 million, or 0.7%, for the nine months ended October 1, 2021 compared to the nine months ended October 2, 2020 primarily as the increased utility revenue activities offset the construction management reductions.

As a percentage of contract revenue, salaries and wages increased to 18.6% of contract revenue for the nine months ended October 1, 2021 from 16.6% for the nine months ended October 2, 2020. Subcontractor services and other direct costs decreased to 42.8% of contract revenue for the nine months ended October 1, 2021 from 51.1% of contract revenue for the nine months ended October 2, 2020 for the reasons noted above.

Gross Profit. Gross profit increased 6.6% to $101.1 million, or 38.7% gross margin, for the nine months ended October 1, 2021 compared to $94.9 million, or a 32.3% gross margin for the nine months ended October 2, 2020. The increase in our gross margin was primary driven by changes in the mix of revenues to those which contain a higher percentage of direct labor costs combined with the reduction in pass-through construction management costs.

General and administrative expenses. G&A expenses increased by $5.6 million, or 5.3%, in the nine months ended October 1, 2021 compared to the nine months ended October 2, 2020. The increase in G&A expenses consisted of an increase of $3.1 million in the Energy segment, an increase of $2.1 million in the Engineering and Consulting segment, and an increase of $0.4 in the unallocated corporate expenses. The increase in G&A expenses in the Energy segment and Engineering and Consulting segment was primarily attributed to higher wage and related benefit costs and an increase in professional service fees and travel.

Within G&A expenses, the increase of $4.3 million for salaries and wages, payroll taxes and employee benefits, combined with the increase of $2.0 million in other general and administrative expenses, and the increase of $1.5 million in stock-based compensation was partially offset by a decrease of $1.6 million in depreciation and amortization, combined with a decrease of $0.6 million in facilities and facility related expenses. The increase in salaries and wages, payroll taxes and employee benefits was primarily attributable to increases in personnel. The increase in other general and administrative expenses was primarily related to increased professional services and computer related expenses. The increase in stock-based compensation expenses was primarily related to new stock grants to current employees and executives. The decrease in depreciation and amortization was primarily related to lower amortization of intangible assets derived from prior acquisitions. The decrease in facilities and facilities related expenses was attributed to satisfied facility leases that were not renewed.

Income (loss) from operations. Operating loss was $9.8 million for the nine months ended October 1, 2021 as a result of the factors noted above. As a percentage of contract revenue, the operating loss was 3.8% for the nine months ended October 1, 2021 compared to an operating loss of 3.6% for the nine months ended October 2, 2020. The decrease in operating margin was primarily attributable to increases in G&A expenses, partially offset by an increase in gross profit margin.

Total other expense, net. Total other expense, net, was $3.1 million for the nine months ended October 1, 2021 compared to $3.3 million for the nine months ended October 2, 2020. The decrease in total other expense, net is primarily due to lower interest expense as a result of lower borrowings under our credit facilities combined with the impact of having one fewer week in our first fiscal quarter of fiscal year 2021 as compared to our first fiscal quarter of fiscal year 2020.

Income tax expense (benefit). We recorded an income tax benefit of $5.4 million for the nine months ended October 1, 2021 compared to a tax benefit of $3.3 million for the nine months ended October 2, 2020. The increase in the income tax benefit is primarily attributable to an increase in various tax deductions and tax credits related to stock compensation and research and development, and an additional tax benefit related to the net operating loss carryback provision of the CARES Act.

Net income (loss). Our net loss was $7.5 million for the nine months ended October 1, 2021, as compared to a net loss of $10.5 million for the nine months ended October 2, 2020. The reduction in our net loss was primarily driven by improved operating margins, partially offset by increases in G&A expense and supplemented by the increase in income tax benefits.

Liquidity and Capital Resources

The following table summarizes our statements of cash flows for the periods indicated:

	Nine Months Ended
	October 1,	October 2,
	2021	2020
	(in thousands)
Net cash provided by (used in):
Operating activities	$(1,710)	$26,877
Investing activities	(4,852)	(3,957)
Financing activities	(17,038)	(17,134)
Net increase (decrease) in cash and cash equivalents	$(23,600)	$5,786

We believe that our cash and cash equivalents, cash generated by operating activities, and available borrowings under our revolving credit facility and Delayed Draw Term Loan will be sufficient to finance our operating activities for at least the next 12 months. As a result of forecasted increased working capital requirements related to the $781 million in California Investor Owned Utility Contracts signed in December 2020, we amended our credit agreement to, among other things, ensure an adequate margin for certain covenant compliance obligations. As of October 1, 2021, we had $4.8 million of cash and cash equivalents. In addition, as of October 1, 2021, we had a $100 million Term A Loan with $77.5 million outstanding, a $50.0 million Revolving Credit Facility with no borrowed amounts outstanding and $4.1 million in letters of credit issued. We also have a $50.0 million Delayed Draw Term Loan with $20.0 million available for draw subject to the satisfaction of certain covenants and $24.8 million outstanding scheduled to mature on June 26, 2024. Our primary source of liquidity is cash generated from operations and borrowings under our Revolving Credit Facility.

As of October 1, 2021, borrowings under our Credit Facilities, exclusive of the effects of upfront fees, undrawn fees and issuance cost amortization, bore interest at 2.18%. See Part I, Item 1, Note 6, Debt Obligations, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, and Part II, Item 8, Note 5, Debt Obligations, of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K filed with the SEC on March 17, 2021 for information regarding our indebtedness, including information about new borrowings and repayments, principal repayment terms, interest rates, covenants, and other key terms of our outstanding indebtedness.

Cash Flows from Operating Activities

Cash flows used in operating activities were $1.7 million for the nine months ended October 1, 2021, as compared to cash flows provided by operating activities of $26.9 million for the nine months ended October 2, 2020. Cash flow from operating activities primarily consists of net income, adjusted for non-cash charges, such as depreciation and amortization and stock-based compensation, plus or minus changes in operating assets and liabilities. Cash flows used in operating activities for the nine months ended October 1, 2021 resulted primarily due to the increased demand for working capital related to the resumption of utility programs that were suspended in 2020 and start-up costs associated with certain new contract awards. Cash flows provided by operating activities for the nine months ended October 2, 2020 resulted primarily due to improvements in cash collections, reductions in working capital requirements as a result of the reduction of revenues from the suspension of our small business energy programs, and our acquisitions of E3, Inc. and Onsite Energy.

Cash Flows from Investing Activities

Cash flows used in investing activities were $4.9 million for the nine months ended October 1, 2021, as compared to cash flows used in investing activities of $4.0 million for the nine months ended October 2, 2020. Cash flows used in investing activities for the nine months ended October 1, 2021 were primarily due to cash paid for the development of software, the purchase of equipment and leasehold improvements. Cash flows used in investing activities for the nine months ended October 2, 2020, were primarily due to cash paid for the purchase of equipment and leasehold improvements.

Cash Flows from Financing Activities

Cash flows used in financing activities were $17.0 million for the nine months ended October 1, 2021, as compared to cash flows used in financing activities of $17.1 million for the nine months ended October 2, 2020. Cash flows used in financing activities for the nine months ended October 1, 2021 were primarily attributable to repayments of $9.8 million under our term loan facility and revolving line of credit, payments of $6.6 million for contingent consideration related to prior acquisitions, payments of taxes on stock grants of $3.1 million, payments on notes payable of $1.7 million, partially offset by $2.7 million in proceeds from sales of common stock under our employee stock purchase plan and $1.7 million in proceeds from stock option exercise. Cash flows used in financing activities for the nine months ended October 2, 2020 were primarily attributable to repayments of $38.8 million under our term loan facility and revolving line of credit, a payment of $2.9 million in employee payroll taxes related to the vesting of performance-based restricted stock units, payments of $1.4 million for contingent consideration related to prior acquisitions, partially offset by $24.0 million of borrowings under our revolving line of credit.

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

Short and Long-term Liquidity

Contractual Obligations

The following table sets forth our known contractual obligations as of October 1, 2021:

		Less than			More than
Contractual Obligations	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
	( in thousands)
Long term debt (1)	$102,082	$13,336	$88,746	$—	$—
Interest payments on debt outstanding (2)	5,332	2,496	2,836	—	—
Operating leases	17,314	5,472	7,085	3,933	824
Finance leases	1,031	372	598	61	—
Total contractual cash obligations	$125,759	$21,676	$99,265	$3,994	$824
(1)	Long-term debt includes $77.5 million outstanding on our Term A Loan and $24.8 million outstanding on our Delayed Draw Term Loan as of October 1, 2021. We have assumed no future borrowings or repayments (other than at maturity) for purposes of this table.
(2)	Borrowings under our Delayed Draw Term Loan bear interest at a variable rate. Future interest payments on our Credit Facilities are estimated using floating rates in effect as of October 1, 2021.

We are obligated to pay earn-out payments in connection with our 2019 and 2017 acquisitions of Energy and Environmental Economics, Inc. (“E3, Inc.”) and Integral Analytics, respectively. We are obligated to pay up to (i) $12.0 million in cash if E3, Inc. exceeds certain financial targets during the three years after the E3, Inc. closing date, and (ii) $12.0 million in cash based on future work obtained from the business of Integral Analytics during the four years after the closing of the acquisition, payable in installments, if certain financial targets are met during the four years. As of October 1, 2021, we had contingent consideration payable of $9.6 million related to these acquisitions. For the nine months ended October 1, 2021, our statement of operations includes $0.9 million of accretion (excluding fair value adjustments) related to the contingent consideration.

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

Components of Revenue and Expense

Contract Revenue

We generally provide our services under contracts, purchase orders or retainer letters. The agreements we enter into with our clients typically incorporate one of three principal types of pricing provisions: time-and-materials, unit-based, and fixed price. Revenue on our time-and-materials and unit-based contracts are recognized as the work is performed in accordance with specific terms of the contract. As of October 1, 2021, 23% of our contracts are time-and-materials contracts and 55% of our contracts are unit-based contracts, compared to 24% for time-and-materials contracts and approximately 43% for unit-based contracts as of October 2, 2020.

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

Our contracts come up for renewal periodically and at the time of renewal may be subject to renegotiation, which could impact the profitability on that contract. In addition, during the term of a contract, public agencies may request additional or revised services which may impact the economics of the transaction. Most of our contracts permit our clients, with prior notice, to terminate the contracts at any time without cause. While we have a large volume of contracts, the renewal, termination or modification of a contract, in particular contracts with Consolidated Edison, the City of Elk Grove, the Dormitory Authority-State of New York (“DASNY”), and utility programs associated with Los Angeles Department of Water and Power and Duke Energy Corp., may have a material effect on our consolidated operations.

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

As of October 1, 2021, we had cash and cash equivalents of $4.8 million. This amount represents cash on hand in business checking accounts with BMO.

We do not engage in trading activities and do not participate in foreign currency transactions.

We are subject to interest rate risk in connection with our Term A Loan and borrowings, if any, under our revolving credit facility and delayed draw term loan, each of which bears interest at variable rates. As of October 1, 2021, $77.5 million was outstanding under our Term A Loan, $24.8 million was outstanding under our delayed draw term loan, no borrowed amounts were outstanding and $4.1 million in letters of credit were issued under the revolving credit facility. Each of our Term A Loan, revolving credit facility and delayed draw term loan mature as of June 26, 2024 and are governed by our credit agreement, as amended.

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

Based upon the amount of our outstanding indebtedness as of October 1, 2021, a one percentage point increase in the effective interest rate would change our annual interest expense by approximately $1.0 million in 2021.

Risk Related to Potential LIBOR Transition

All of our $102.3 million of debt outstanding under our credit agreement as of October 1, 2021 bears interest at a floating rate that uses LIBOR as the applicable reference rate to calculate the interest. The Chief Executive of the U.K. Financial Conduct Authority (the “FCA”), which regulates the London Interbank Offered Rate, or LIBOR, has announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. However, for U.S dollar LIBOR, it appears that the relevant date may be deferred to June 30, 2023 for certain tenors (including overnight and one, three, six and 12 months), at which time the LIBOR administrator has indicated that it intends to cease publication of U.S. dollar LIBOR. Despite this potential deferral, the LIBOR administrator has advised that no new contracts using U.S. dollar LIBOR should be entered into after December 31, 2021. These actions indicate that the continuation of U.S. LIBOR on the current basis cannot and will not be guaranteed after June 30, 2023. Moreover, it is possible that U.S. LIBOR will be discontinued or modified prior to June 30, 2023. The U.S. Federal Reserve and the Bank of England have begun publishing a Secured Overnight Funding Rate and a reformed Sterling Overnight Index Average, respectively, which are intended to serve as alternative reference rates to LIBOR. At this time, however, it is not possible to predict the establishment of any market-accepted alternative reference rates or any other reforms to LIBOR and the effect of any such changes.

Our credit agreement provides that, if the administrative agent has determined that adequate means do not exist for ascertaining LIBOR or the lenders have advised the administrative agent that (i) LIBOR does not adequately and fairly reflect the cost to lenders for maintaining their loans or (ii) making or funding LIBOR loans has become impracticable for the lenders, then, unless we amend the credit agreement to replace LIBOR with an alternative reference rate, all of our outstanding loans under the credit agreement will be converted to Base Rate Loans and the component of the Base Rate based upon LIBOR will not be used in any determination of the Base Rate Further, the lenders under our credit agreement will no longer be obligated to make loans using LIBOR as the applicable reference rate. If the rate used to calculate interest on our outstanding floating rate debt under our credit agreement that currently uses LIBOR were to increase by 1.0% either as a result of an increase in LIBOR or the change to an alternative reference rate, we would expect to incur additional interest expense on such indebtedness as of October 1, 2021 of $1.0 million on an annualized basis.

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

In connection with the preparation of this Quarterly Report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of October 1, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, as of October 1, 2021.

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

10.1

Separation Agreement, dated October 20, 2021, between Willdan Group, Inc. and Adam Procell (incorporated by reference to Exhibit 10.1 to Willdan Group, Inc.’s Current Report on Form 8-K filed on October 25, 2021).

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
November 4, 2021