Form 10-K
period 2021-12-31
Willdan Group, Inc.
filed 2022-03-11
CIK 1370450

“C/l

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2021.
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

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as reported on the Nasdaq Global Market, as of the last business day of the registrant’s most recently completed second fiscal quarter was $400.6 million.

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

On March 9, 2022, there were 12,856,257 shares of the registrant’s common stock issued and outstanding.

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

All of our forward-looking statements are subject to risks and uncertainties that may cause our actual results to differ materially from our expectations. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to:

●	the extent to which the coronavirus (“Covid-19”) pandemic and measures taken to contain its spread ultimately impact our business, results of operation and financial condition, including the speed with which our various direct install programs for small businesses are able to resume normal operations following government mandated shutdowns and phased re-openings;
●	our ability to adequately complete projects in a timely manner;
●	our ability to compete successfully in the highly competitive energy efficiency services market;
●	our reliance on work from our top ten clients;
●	changes in state, local and regional economies and government budgets;
●	our ability to win new contracts, to renew existing contracts and to compete effectively for contracts awarded through bidding processes;
●	our ability to successfully integrate our acquisitions and execute on our growth strategy;
●	our ability to make principal and interest payments on our outstanding debt as they come due and to comply with the financial covenants contained in our debt agreements;
●	our ability to obtain financing and to refinance our outstanding debt as it matures, and
●	our ability to attract and retain managerial, technical, and administrative talent.

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

PART I

ITEM 1. BUSINESS

Overview

Willdan Group, Inc. (“Willdan”) is a provider of professional, technical and consulting services to utilities, private industry, and public agencies at all levels of government. As resource and infrastructure needs undergo continuous change, we help organizations and their communities evolve and thrive by providing a wide range of technical services for energy solutions, greenhouse gas reduction, and government infrastructure. Through engineering, program management, policy advisory, and software and data management, we plan, design and deliver trusted, comprehensive, innovative, and proven solutions to improve efficiency, resiliency, and sustainability in energy and infrastructure to our clients.

The company was founded in 1964 to serve public agencies in communities with populations ranging from 10,000 to 300,000 people. Willdan, a Delaware corporation, was formed in 2006 to serve as our holding company for the expanding subsidiary operations. We commenced providing energy efficiency services in 2008 with the acquisition of Intergy and since then, through organic growth and acquisitions, our client base has grown to include investor-owned and other public utilities, as well as substantial energy users in government and business.

Our overall growth strategy revolves around a combination of strong organic expansion and strategic acquisitions which provides us the ability to expand the breadth and depth of the services we provide to new and existing clients. We believe that we are well positioned to capitalize on the ongoing expansion and transformation of the energy and infrastructure environments as they adapt to climate change, electrification, and technology advancements.

We operate our business through a nationwide network of offices spread across 22 states, the District of Columbia, and the Canadian province of Alberta. We serve the majority of the largest investor-owned electric utilities and over half of the largest municipal utilities in the United States (“U.S.”). Our business with public and private utilities has concentrations in California and New York, but includes numerous other utilities in the Midwest, Southeast and Mountain states and additional acquisitions may continue to expand our geographic footprint. Our business with public agencies is concentrated in California, New York, and Arizona. We also serve special districts, school districts, and a large range of public agencies and private industry throughout the U.S.

Our broad portfolio of services operates within two financial reporting segments: (1) Energy and (2) Engineering and Consulting. The interfaces and synergies between these segments are important elements of our strategy to design and deliver trusted, comprehensive, innovative, and proven solutions and services for our customers.

Our Markets

We operate in the energy services market and the engineering and consulting market. We provide a wide variety of services related to energy planning and analysis, energy efficiency and sustainability, engineering, construction management, and economic and financial consulting services primarily to public agencies, utilities, and commercial/industrial firms.

We believe the energy services market will continue to expand in response to the increasing awareness of global warming, climate change issues, and the advent of new technologies in renewable energy generation and the electrification of the nation’s economy. Private industry and public agencies increasingly seek out cost-effective, turnkey solutions that provide innovative plans, tools, and solutions to address energy efficiency, renewable energy, water conservation and sustainability. State and local governments frequently turn to specialized resource conservation firms to help strike the balance between environmental responsibility and economic competitiveness. The use of energy efficiency services, including audits, program design, benchmark analysis, metering and incentivized sale and installation of energy efficiency measures provides public agencies, utilities, and commercial/industrial firms with the ability to realize long-term energy savings and greenhouse gas reductions.

The engineering and consulting market has grown as public agencies and utilities, as well as private utilities and commercial/industrial firms, find it more efficient to outsource design, construction oversight, advisory, and training services to contract providers, rather than maintain the necessary staff and resources to provide such services themselves. For example, we serve as municipal engineers and building and safety departments for local governments. We also design and provide construction oversight of various infrastructure projects for state and local governments to address environmental goals and mandates, population shifts, changes in local and state funding and aging infrastructure. We also provide consulting services to public agencies as they raise the necessary funds to develop such infrastructure projects and provide other services. Relatedly, we provide local government staffing, traffic and transportation engineering, studies, plan reviews, grant support, and inspections.

We are a professional services firm focused on transformational growth and value creation for our clients, employees and shareholders. We seek to establish long-term close working relationships with our clients and expand the breadth and depth of the services we provide to them over time. We believe the market for these services is, and will be, driven by a number of factors, including:

●	Demand for services and solutions that provide energy efficiency, greenhouse gas reduction, sustainability, water conservation, infrastructure development and renewable energy in the public and private sectors;
●	Changes in technology that affect the generation, distribution and consumption of energy;
●	Ongoing efforts to upgrade aging energy infrastructure to meet power, transmission, and environmental goals and requirements;
●	The increasing challenge to balance energy demand from electrification and trends toward electric vehicles with the changing sources of energy from wind, solar, and distributed energy resources;
●	The need for small and medium sized communities to obtain highly specialized services without incurring the costs of hiring permanent staffing and the associated support structure;
●	Financial assistance from utilities, government-funded programs and state legislation for local communities to provide services to constituents; and
●	Changes in government policy.

Our Services

We offer services in two financial reporting segments: (1) Energy and (2) Engineering and Consulting. Management established these segments based upon the services provided, the different marketing strategies associated with these services, and the specialized needs of their respective clients.

The following table presents the approximate percentage of our consolidated contract revenue attributable to each financial reporting segment.

	Fiscal Year
	2021	2020	2019
Energy	81%	83%	84%
Engineering and Consulting	19%	17%	16%

During fiscal year 2021, we derived 34.5% of our Energy segment contract revenues from three customers; the Los Angeles Department of Water and Power (“LADWP”), Duke Energy, and Consolidated Edison of New York, and we derived 10.3% of our Engineering and Consulting segment contract revenues from one customer; the City of Elk Grove.

For further information related to our financial reporting segments, see Part II, Item 8, Note 9, Segment Information and Geographical Information, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Energy Efficiency Services

Our Energy segment provides specialized, innovative, comprehensive energy solutions to businesses, utilities, state agencies, municipalities, and non-profit organizations. Our experienced engineers, consultants, and staff help our clients realize cost and energy savings by tailoring efficient and cost-effective solutions to assist in optimizing energy spend. Our energy efficiency services include comprehensive audit and surveys, program design, master planning, demand reduction, grid optimization, benchmarking analyses, design engineering, construction management, performance contracting, installation, alternative financing, measurement and verification services, and advances in software and data analytics for long term planning.

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

Program Design and Implementation. We assist utilities and governmental clients with the design, development and implementation of energy efficiency plans and programs. These plans include the design, outreach, and implementation of strategies to reduce peak energy demand and greenhouse gas emissions through energy efficiency, water conservation, and renewable energy planning.

Direct Customer Support. We assist clients (including hospitals, hotels, government offices, schools, and private industry) in developing and managing facilities and related infrastructures through a holistic, practical approach to facility management. Our services cover audits, local compliance, operations and maintenance review, renewable energy planning, master plan development, infrastructure analyses, Leadership in Energy and Environmental Design (“LEED”) certification for buildings, and strategies for energy spend and greenhouse gas reduction.

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

Project Examples. The following are examples of typical projects in the Energy segment:

●	Consolidated Edison, New York. We serve as Consolidated Edison’s program manager and implementer for its Small Business Direct Install (“SMB”) program across the utility’s New York City and Westchester County service areas. The SMB program, Consolidated Edison’s largest energy efficiency program, helps customers save energy, lower their bills, and protect the environment by providing financial incentives to identify and install certain energy efficiency measures. To support this effort, we provide full-service program implementation, including outreach and direct sales to potential commercial customers, on-site energy efficiency assessments, direct implementation of energy-savings measures, and subcontractor and trade-ally management.
●	Dormitory Authority-State New York (“DASNY”), New York. In connection with our acquisition of substantially all of the assets of Genesys Engineering, P.C. (“Genesys”) in March 2016, we entered into an administrative services agreement with Genesys pursuant to which we, through our subsidiary Willdan Energy Solutions (“WES”), provide Genesys with ongoing administrative, operational and other non-professional support services in its performance of rehabilitation, construction management, architectural, and engineering services at various college and university sites within New York State. Services for DASNY under these contracts also include energy efficient design, utility cost evaluation, and various regulatory compliance services. Specific project descriptions are set out by DASNY in work authorizations, which are issued under the terms of the master contracts.

●	Marshak Science Building Rehabilitation, The City University of New York. Performed under the DASNY master contract, the Marshak Science Building is a mid-rise, 750,000 square-foot science building, which consists of a 350,000 square-foot, 13-story tower and a 300,000 square-foot plaza level and underground. The science building houses research and teaching labs, a vivarium, a morgue, office areas, a library, an auditorium, a gymnasium and a pool. We were responsible for the study, design, and construction management that included the retrofit of 200 standard-flow fume hoods to low-flow, high-efficiency hoods and the installation of high-entrainment fume hood exhaust systems, new lab make-up air units with heat recovery, liquid desiccant dehumidification systems, new supply air risers and general exhaust risers throughout the tower, new hot water and chilled water risers, new central station air handling equipment, new high-temperature hot water to low-temperature hot water heat exchangers, and a lab fit-out with chilled beam secondary heating and cooling.
●	San Diego Gas and Electric (“SDG&E”), California. We provide peak-load reduction and energy capacity to SDG&E by coordinating the installation of proven energy efficiency measures, including chiller retrofits, chiller variable-frequency drives (“VFDs”), HVAC VFDs, evaporative cooling, demand control ventilation, two-way valves, and chilled water pump VFDs. These measures produce both peak-load reductions and energy savings.
●	Baldwin High School, Kansas. We provided a central plant HVAC replacement and building wide HVAC controls installation. We installed a new chilled water and boiler plant and refurbished two large air handling units. We also installed new heating hot water control valves on all variable air volume boxes and new HVAC controls to ensure the achievement of specified energy cost savings for the school.
●	Entergy Corporation, Louisiana. We supported Entergy’s investments in grid data and analytics capabilities across its electric distribution footprint through a software license for LoadSEER, the modeling application of Integral Analytics. LoadSEER was developed to provide unique insights and modeling capability for distributed energy resources and the evolving distribution grid. The application is used in short- and long-term circuit-level planning and to proactively integrate renewables, energy storage, and efficiency investments. LoadSEER combines multi-layer risk, geospatial, and scenario modeling; utilities’ existing tools; engineering efforts; and multiple data sources in order to deliver dynamic, granular load profiles and perform valuation analyses.
●	Multifamily, Commercial, and Industrial Energy Efficiency Programs. Southern California Edison has contracted with us to develop, implement, and offer these programs to SCE customers. We are the implementer of the Comprehensive Multifamily, Commercial, and Industrial Programs, which are targeted to help SCE customers lower their energy bills and reduce demand and energy usage by providing technical services, connection to financing, and financial incentives to identify and install energy efficiency measures. To support this effort, we provide full-service program implementation, including customer outreach, performing energy audits, and facilitating installation and verifying savings of approved energy efficiency measures.
●	City of New York – LL97 Implementation Action Plan. We developed a plan for New York City that identifies the most feasible route to achieving the City’s deep decarbonization, energy efficiency, and clean and renewable electricity goals. The plan is designed to balance policy compliance, technical and practical feasibility, and cost considerations, and will result in more than 50% greenhouse gas emissions reductions from City government infrastructure and energy system upgrades in City buildings by 2030. Each City agency now has actionable targets and an initial pathway to meeting them under the plan. The effort included the virtual survey of more than 4,000 publicly owned facilities in the city, detailed building energy modeling of prototypical city facilities, and transformation of these analyses into a comprehensive plan for the implementation of new renewable electricity sources, a heat electrification initiative, improved building energy efficiency and changes in wastewater, transportation, and other processes to meet the established goals.

Engineering and Consulting Services

Our Engineering and Consulting segment provides civil engineering-related construction management, building and safety, city engineering office management, city planning, civil design, geotechnical, material testing and other engineering consulting services to our clients. Our engineering services include traffic, bridges, rail, port, water, mining and other civil engineering projects. We also provide economic and financial consulting to public agencies. Lastly, we supplement the engineering services that we offer our clients by offering expertise and support for the various financing techniques public agencies utilize to finance their operations and infrastructure. We also support the mandated reporting and other requirements associated with these financings. We provide financial advisory services for municipal securities but do not provide underwriting services.

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

Our Engineering and Consulting services include the following:

Building and Safety. Our building and safety services range from managing and staffing an entire municipal building department to providing specific outsourced services, such as plan review and field inspections for code compliance. Other related services under this umbrella include performing accessibility compliance and providing disaster recovery teams, energy compliance evaluations, permit processing and issuance, seismic retrofitting programs, and structural plan review. Many of our building and safety services contracts are with municipalities and counties where we supplement the capacity of in-house staff.

City Engineering and Code Enforcement. We provide municipalities with city engineering services related to the public works department needs and assist with the development, implementation and enforcement of building and development codes. These services are tailored to the unique needs of each municipality, ranging from staffing an entire engineering department to carrying out specific projects within a municipality.

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

Federal Compliance. We offer several services that support bonded debt compliance reporting for cities, counties, states, school districts, water districts, housing authorities, 501(c)(3) and other municipal entities. We provide federal compliance services to approximately 764 issuers in 43 states and the District of Columbia managing approximately $71 billion in municipal debt.

The following are examples of typical projects we have performed in the Engineering and Consulting segment:

●	City of Elk Grove, California, City Engineering, Capital Improvement, and Infrastructure Services. We provided comprehensive technical support to the Public Works and Development Services Departments for the over 170,000-resident community of Elk Grove, California. Our services have included public counter service, drainage/stormwater/NPDES, traffic engineering, permitting, land development review and inspection, CIP design and construction support. Serving the two City departments was a team of full-time engineers, scientists, managers, observers/inspectors, project managers, administrative support staff, and a team of subconsultants. All work was accomplished through a task order process that defined the scope of work, time of performance, and cost of services.
●	City of Palm Springs, California, Engineering and Construction Management Services. We provided construction management and public works inspection services related to the City’s Police Department Remodel Project. The project involved the remodeling of the training center, lobby, records area, detective bureau, and men’s and women’s locker rooms. We acted as Owner’s Representative and Construction Manager responsible for coordinating all aspects of the construction, including coordination with the City’s Building Inspection Staff.
●	Contra Costa County, California, City Engineering Services. We provided finance review, financial analysis, and contract administration services for the Contra Costa County Public Works Department. Willdan provided municipal services in a variety of professional and technical administrative and finance measures.
●	County of Los Angeles, California, Traffic Engineering Services. We provide professional traffic engineering services for the Lower Azusa Road/Los Angeles Street Traffic Signal Synchronization Project. The services include meetings and project coordination with Los Angeles County and various municipalities as well as field review, equipment inventory, reporting for recommended improvements, traffic signal base plans, traffic signal improvement plans and traffic signal utility plans for 29 signalized intersections along the Lower Azusa/Los Angeles Street corridor.
●	County of Orange, California, Code Enforcement Services. Our code enforcement team is responsible for responding to citizen concerns and investigations of a variety of code violations throughout the unincorporated areas of Orange County in support of its Neighborhood Preservation Program, including the reviewing, processing, and closing of code enforcement cases related to land use, zoning, building, grading, nuisance, and property maintenance violations. Our staff performs review of all case files, inspection of properties, filing notices and complaints against violators, documenting, and preparing violation cases for the district attorney’s office and/or County counsel and testifying in court. We assist in the entitlement/development process consisting of general land use, zoning and building violations.
●	State of Nevada, Building and Safety Services. We provided building safety/plan check services for the State of Nevada Public Works Department since 2007. Projects for the State of Nevada included several for the University of Nevada, Las Vegas and Reno campuses. The projects consisted of installation of photo voltaic and parking lot lighting upgrades, a new baseball clubhouse, and the complete structural upgrade and remodel of several historic buildings at the Reno campus.
●	Property Assessed Clean Energy (“PACE”). PACE is a financing mechanism that enables low-cost, long-term funding for energy efficiency, renewable energy and water conservation projects. PACE financing is repaid as an assessment on the property owner’s regular tax bill, and is processed the same way as other local public benefit assessments that have been utilized for decades. Depending on local legislation, PACE can be used to pay for new heating and cooling systems, solar panels, insulation and more for commercial, nonprofit and residential properties. This allows property owners to implement improvements without a large up-front cash payment. We have partnered with Ygrene Energy Fund to provide a national PACE program.

Clients

Our clients primarily consist of investor and municipal owned energy utilities, public and governmental agencies including cities, counties, redevelopment agencies, water districts, school districts and universities, state agencies, federal agencies and a variety of other special districts and agencies. We also provide services to private industry, hospitals, hotels, and a wide variety of other commercial enterprises.

We are organized to profitably manage numerous small and large contracts at the same time. The majority of our contracts typically range from $1,000 to $10,000,000 in contract revenue; however, several of our construction management service contracts exceed $20,000,000 and range up to $90,000,000 in construction value. In addition, many of our multi-year utility program management contracts exceed $10,000,000 and our largest single contract has the capacity to provide up to, and in excess, of $380,000,000 in revenue over a period of five years for the implementation of energy efficiency measures in commercial facilities. Our contracts typically have a duration of between two and thirty-six months, although we have city services contracts that have been renewed or re-awarded and in effect for over 30 years. Most of our contracts include a provision allowing for termination for convenience after reimbursement of any unbilled effort under the contract. As of December 31, 2021, we had approximately 2,000 open projects.

During fiscal year 2021, we had one customer that accounted for more than 10% of our consolidated contract revenues. For fiscal year 2021, the LADWP accounted for 10.8% of our consolidated contract revenue. For fiscal year 2021, our top 10 customers accounted for 49.2% of our consolidated contract revenues.

Our largest clients are based in New York and California. In fiscal year 2021, services provided to clients in California accounted for 36.8% of our consolidated contract revenue and services provided to clients in New York accounted for 21.0% of our consolidated contract revenue.

We collaborate with the LADWP through the Commercial Direct Install Program, which is a small business lighting energy efficiency program that serves all commercial customers in LADWP territory with demand up to 250kW. On average, this program typically implements approximately 8,000 energy efficiency projects a year and has implemented over 88,000 projects since program inception in 2008. Over that time, we have saved LADWP and its customers over 549,000 MWh per year and 108 MW of peak demand and also provided lead generation identifying roughly 10,000 water efficiency upgrades.

In 2013, Lime Energy, which we acquired in fiscal year 2018, collaborated with Duke Energy - Progress to launch the first ever small business direct install program in North Carolina and South Carolina. Since its launch, the program has grown to encompass all eligible Duke Energy customers in North Carolina, South Carolina, Ohio, Indiana, and Kentucky. The Small Business Energy Saver Program offers eligible commercial customers the opportunity to retrofit a comprehensive list of existing inefficient equipment with more energy-efficient measures. The program provides integrated turn-key services including program marketing, energy assessments, installation by local contractors, up to 80 percent incentives to offset the cost of projects, and education to encourage the replacement of existing equipment with improvements in lighting, refrigeration, and HVAC. We continue to implement programs across these five states and have completed over 25,000 projects for Duke Energy resulting in over 780,000 MWh in savings to small businesses.

In January 2017, we announced a new three-year contract with Consolidated Edison to implement Consolidated Edison’s Small and Medium Business Direct Install (“SMB”) program across the utility's New York City and Westchester County service area. It continues the process of diversifying the program offerings. After giving effect to renewals, the Consolidated Edison contract continues through the end of 2022. The SMB program, Consolidated Edison's largest energy efficiency program, helps customers save energy, lower their bills and protect the environment by providing financial incentives to identify and buy down the cost of energy efficiency measures. To support this effort, we provide full-service program implementation including outreach and direct sales to potential commercial customers, on-site energy efficiency assessments, direct implementation of energy savings measures and subcontractor management. The administration of incentive payments to other contractors providing services through the program is included in our scope, but the structure of the contract is such that these payments are not included in revenue or expenses. Consolidated Edison may terminate the contract at any time for any reason. Consolidated Edison has been a customer of ours since 2009.

In connection with our acquisition of substantially all of the assets of Genesys in March 2016, we entered into an administrative services agreement with Genesys pursuant to which our subsidiary, WES, provides Genesys with ongoing administrative, operational and other non-professional support services. Under such administrative services agreement, WES provides administrative services for a series of Genesys’s DASNY and other contracts. WES provides administrative services to Genesys in its performance of rehabilitation and construction work and architectural and engineering services at various sites within New York State. Services for DASNY under these contracts also include energy efficient design, utility cost evaluation and review, and various regulatory compliance services. Specific project descriptions are set out by DASNY in work authorizations, which are issued under the terms of the contracts. The termination dates of the DASNY contracts vary; the latest of which is April 2024. Work authorized but not yet completed under this contract continues to be bound by the terms of the agreement beyond the termination date until completion of the projects. Genesys expects to receive an amendment from DASNY to the master contract extending the termination date under DASNY’s option to extend this contract term twice, one year at a time. DASNY may at any time terminate any of the contracts or suspend all projects, for its convenience and without cause. DASNY has been a customer of Genesys since 1983.

Contract Structure

We generally provide our services under contracts, purchase orders, licensing agreements or retainer letters. The agreements we enter into with our clients typically incorporate one of three principal types of pricing provisions:

●	Time-and-materials provisions provide for reimbursement of costs and overhead plus a fee for labor based on the time expended on a project multiplied by a negotiated hourly billing rate. The profitability achievable on a time-and-materials basis is driven by billable headcount, staff utilization, and cost control.
●	Unit-based provisions require the delivery of specific units of work, such as energy efficiency savings goals measured in kWh or Therms, arbitrage rebate calculations, software access terms, dissemination of municipal securities continuing disclosure reports, or building plan checks, at an agreed price per unit, with the total payment under the contract determined by the actual number of units performed.
●	Fixed price provisions require all work under a contract to be performed for a specified lump sum, which may be subject to adjustment if the scope of the project changes. Contracts with fixed price provisions carry certain inherent risks, including risks of losses from underestimating costs, delays in project completion, problems with new technologies, price increases for materials, and economic and other changes that may occur over the contract period. Consequently, the profitability, if any, of fixed price contracts can vary substantially. Willdan typically mitigates some of these risks through the use of fixed price subcontracts for services, material, and equipment.

The following table presents, for the periods indicated, the approximate percentage of our contract revenue subject to each type of pricing provision:

	Fiscal Year
	2021	2020	2019
Time-and-materials	24%	26%	16%
Unit-based	54%	46%	65%
Fixed price	22%	28%	19%
Total	100%	100%	100%

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

Competition

The markets for energy efficiency and sustainability, engineering, construction management, economic and financial consulting, design planning and national preparedness services are competitive and highly fragmented. Our competition varies by type of client, type of service and geography. The range of competitors for any one project can vary depending upon technical specialties, the relative value of the project, geographic location, financial terms, risks associated with the work, and any client-imposed restrictions. We often compete with many other firms ranging from small local firms to large international firms. Contract awards are based primarily on qualifications, relevant experience, staffing capabilities, geographic presence, financial stability and price. We face strong competition primarily from other regional, national, and international providers of energy efficiency and sustainability consulting services, local electrical and mechanical contractors and engineering firms, lighting and lighting fixture manufacturers and lighting fixture distributors. In addition to our existing competitors, new competitors such as large national or international engineering and/or construction companies could enter our markets.

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

We consider our principal competitive advantages to be our reputation for dependability, technical knowledge and industry expertise of employees, quality of services and solutions, and the scope and scale of our service offerings. We believe that no single competitor has sufficient market share to influence the markets in which we operate in.

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

Human Capital Resources

As a professional services company, our continuing success relies on attracting, developing, and retaining a workforce that is both technically excellent and responsive to the needs of our clients and customers. An integral part of our ability to attract and retain qualified talent depends on our ability to maintain a culture reflective of the diverse communities we serve.

Our Workforce

As of December 31, 2021, we employed a total of 1,560 employees, excluding contractors. Our employees include, among others, licensed electrical, mechanical, structural, geotechnical and civil engineers; land surveyors; certified building officials; certified inspectors and plans examiners; licensed architects and landscape architects; certified planners; energy sales and audit specialists; installation technicians; program managers; policy advisors and information technology specialists. We believe that we attract and retain highly skilled personnel with significant industry experience and strong client relationships by offering them challenging assignments in a dynamic work environment that recognizes, supports, and encourages diverse backgrounds and inter-cultural cooperation combined with compensation and employee benefit programs that are competitive with those offered by our competitors. See Part I, Item 1A, "Risk Factors" included in this Annual Report on Form 10-K for a discussion of the risks related to the loss of key personnel or our inability to attract and retain qualified personnel.

The following table sets forth the number of our employees in each of our business segments and our holding company:

	2021	2020	2019
Energy	860	748	900
Engineering and Consulting	619	531	487
Holding Company Employees (Willdan Group, Inc.)	81	74	64
Total	1,560	1,353	1,451

Diversity, Equity and Inclusion

Our goal is to maintain a culture of acceptance and individuality, where all employees feel respected, included, and encouraged to bring their unique perspectives, ideas, and skills to work each day. Our culture is focused on hiring, empowering, and retaining highly talented employees and professionals with the diverse background and expertise required to develop solutions for the current and future energy and infrastructure challenges.

To encourage more diverse and talented people to join our team, we partner with professional organizations that represent and support a diverse pool of applicants. We actively seek out and hire minority-owned subcontractors on our projects and, in conjunction with our clients, we regularly propose and achieve specific percentage content goals for the use of minority-owned and disadvantaged businesses in our projects. These partnerships offer economic opportunity to local, minority-owned, and disadvantaged business enterprises. At Willdan, we believe that we can better serve all communities by utilizing qualified employees, suppliers, and subcontractors that mirror the culture and demographics of the communities where we live and work.

In 2020, we established Willdan’s Diversity, Equity, and Inclusion (“DE&I”) Working Group which identified initial goals and objectives focused on two key areas: 1) conducting a multi-pronged analysis of employee recruitment, development, engagement, and community outreach; and 2) developing and tracking key performance indicators and progress toward DE&I objectives.

During fiscal year 2021, as part of our ongoing effort within our DE&I Working Group, we conducted a company-wide employee engagement survey. We have analyzed the results from that survey and have begun instituting action committees aimed at implementing the feedback received. In addition, we developed human capital metrics, such as employee gender ratios and other demographic information, aimed at expanding our employee recruitment effort and have expanded the roster of universities in which we conduct recruiting activities.

As part of our community outreach, in the beginning of 2020 we established and financed the Willdan Clean Energy Academy (“WCEA”) which offers free training in energy efficiency skills to disadvantaged workers in the New York City area. In 2021, Willdan increased the funding for this outreach effort and the WCEA expanded to the Los Angeles City Area.

The academy supports a diverse workforce and collaborates with community-based organizations and Workforce centers to support career development.

Workplace Safety

Willdan is committed to maintaining a safe work environment for all of our employees, both inside our facilities and at project job sites. We recognize the critical role that all of our employees play in sustaining a safe and compliant work environment, and we understand that our leaders are responsible for the ongoing improvement of operational discipline and a safety culture. Every employee and subcontractor is expected to apply this approach when performing all work activities and safety plans and processes are an integral part of all our field projects.

Our Health and Safety Council meets monthly and our Health and Safety program is designed to address the hazards associated with our business and to prescribe the policies and practices needed to prevent workplace injuries and illness.

We track and report all safety incidents. Our safety incident metrics is provided below. For context, lost-time injuries are those occurring in the workplace and resulting in an employee’s inability to work the next full workday.

	2021	2020	2019
RCR	0.83	0.78	1.06
LTIR	0.74	0.35	0.53

A recordable case rate (RCR) describes the number of employees per 100 full-time employees that have been involved in an OSHA recordable injury or illness. The lost-time incident rate (LTIR) is the number of lost-time injuries that occurred in a given period, relative to the total number of hours worked in the same period.

Environmental Stewardship

Sustainability, environmental protection and climate change mitigation is the core of our identity and our work tackles these essential global challenges every day as we advise and assist governments, utilities and industry in defining and meeting goals for improvement. In addition, we strive to reduce our own ecological footprint and our environmental impact, as we help our customers achieve their own sustainability goals. We help clients reduce carbon intensity to become cleaner, more sustainable organizations through measurement and goal setting, sustainable engineering designs, installation of more efficient lighting, heating and cooling measures and the development and implementation of master plans for environmental sustainability, carbon reduction and energy efficiency to meet specific goals. This has led to energy-efficient upgrades at over 280,000 commercial buildings, schools, hospitals, and other public buildings. Willdan’s program management activities for various utilities have yielded more than 7.8 billion kWh savings, 11 million therms reductions over the past 14 years.

We are committed to the relentless improvement and protection of our planet. The success of our business model is built on this foundation. Our dedication to environmental sustainability in our own ecological footprint enhances our ability to lead by example for our partners and clients.

Governance

At Willdan, strong and effective corporate governance is the foundation of a well-run, sustainable business. Our corporate governance practices set clear expectations and responsibilities for leaders, employees, and partners to create long-term, competitive returns for shareholders and lasting value for all stakeholders.

We are committed to conducting business in a legal, ethical, and trustworthy manner; strictly upholding our regulatory obligations everywhere we operate; and complying with both the letter and spirit of our business policies and values. We are committed to accountability for our actions and goals.

With our commitment to corporate governance principles, we have adopted, among other measures, a Code of Ethical Conduct, as well charters for each of the four standing committees of our Board of Directors (“Board”). These governance measures promote effective functioning of our Board and its committees, protecting our interests as a whole. The measures articulate shared expectations for how the Board, its committees, and our management should perform their respective functions.

Annually, the Board works with our senior management team on a detailed, multi-year strategic plan, reviewing goal progress each quarter. The Board also oversees efforts by Willdan’s senior management team in managing environmental and social risks and opportunities The Board is led by our Chairman and CEO.

Our Board’s directors are independent under NASDAQ and Willdan independence standards, except for our CEO. As the director most familiar with our business and industry, we believe our CEO is best suited to serve as Chairman of our Board. Our CEO works in collaboration with our Lead Independent Director, who is appointed biannually by the Board. Our Board is comprised of a diverse group of academics, financial advisors and industry practitioners with extensive experience in the governance and direction of publicly-traded enterprises. At any time, shareholders and other interested parties may communicate by writing with the Board of Directors generally, with the non-employee directors as a group, or with a specific director.

We are managed under the direction of the Board, which is currently composed of ten directors. The Board has determined nine directors are independent under the rules of the listing standards for the Nasdaq Global Market and the Securities Exchange Act of 1934, as amended.

Intellectual Property

We believe we have strong name recognition and that this provides us with a competitive advantage in obtaining new business. Consequently, we believe it is important to protect our brand identity through trademark registrations. The Willdan, Willdan Group, Inc., Willdan Engineering, Willdan Energy Company, Willdan Financial Services, and Willdan Energy Solutions names are service marks of ours, and we have obtained a service mark for the Willdan and “W” logo. We have also obtained federal service mark registration with the United States Patent and Trademark Office for the “Willdan” name and “Willdan Group, Inc.” name. The name and logo of our proprietary software, MuniMagic+SM, our California energy efficiency CEDA, as well as our proprietary platform as a service VIEWPOINT are also registered marks, and we have registered a federal copyright for the source code for the MuniMagic+SM software. In connection with our acquisitions, we have obtained the trademark for our “LoadSEER” software, have obtained the patent for “Optimization of Microgrid Energy Use and Distribution”, have obtained the service marks for the Enerpath, Enerworks and Lime/Green Dial Design, and have obtained the registered copyright of Lime, Lime Energy, and Main Street Efficiency. NEO, Net Energy Optimizer, Collaboration Analysis Research, and several Weidt Group designs.

Available Information

We maintain an Internet website at http://www.willdan.com. Through our website, in the “Investors” section under the heading “SEC Filings”, we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and amendments to those reports, as soon as reasonably practicable after we electronically file or furnish such materials to the SEC. We also make available on this website our prior earnings calls under the heading “Events and Presentations” and our Code of Ethical Conduct under the heading “Corporate Governance.” The information on our website is not a part of or incorporated by reference into this filing. The SEC maintains an Internet site that contains reports, proxy, and information statements and other information regarding our filings at http://www.sec.gov.

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

The Covid-19 pandemic and efforts to limit its spread negatively impacted our business during fiscal year 2020 and continued to impact us, albeit to a lesser extent, during fiscal year 2021. In California and New York, the states in which we have historically derived the majority of our revenue, mandatory shutdown orders were issued in March 2020. In New York, phased re-openings began in June 2020, and all of our New York utility programs have restarted. In California, phased re-openings began in May 2020, followed by periods of curtailments as a result of resurgences of Covid-19 cases, and subsequent re-openings. As a result, the most significant pandemic related impacts to our business occurred in California to our direct install business. During the last week of June 2021, our largest program for LADWP resumed, which was the last program suspended due to Covid-19.

The impact of the Covid-19 pandemic on our business subjects us to various risks and uncertainties that could materially adversely affect our business, results of operations and financial condition including: the possibility that some of our clients will request deferral, modification or reduction in their contractual work orders with us or, in the case of those clients that we service under a purchase order model, if such clients reduce or cancel the amount of work requested relative to historical practices; fewer subcontractors being available to complete our work if our subcontractors must limit or cease operations or declare bankruptcy as a result of the Covid-19 pandemic; our clients becoming insolvent or initiating bankruptcy or similar proceedings, which would adversely affect our ability to collect contractual payments from such clients for work that may have already been completed and result in decreased revenues; the impact on our results of operations and financial condition resulting from a temporary suspension in capital expenditures from our government clients; and increased difficulty in executing our growth strategy, which could result in fewer acquisition opportunities for us compared to historical levels.

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

Supply chain constraints and labor shortages could negatively impact our business, financial condition and results of operations.

The global economy has been experiencing supply chain constraints and labor shortages. These conditions have increased the costs for materials, other goods, and labor. These conditions, combined with tightening labor markets resulting from elevated resignation rates among U.S. workers, could increase the cost and difficulty of recruiting and retaining employees, which could negatively impact our operations and financial results.

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

Because we have recently completed a number of acquisitions, goodwill and other intangible assets represent a substantial portion of our assets. Under generally accepted accounting principles in the United States, we are required to perform a goodwill impairment test for potential impairment at least on an annual basis. We also assess the recoverability of the unamortized balance of our intangible assets when indications of impairment are present based on expected future profitability and undiscounted expected cash flows and their contribution to our overall operations. The goodwill impairment test requires us to determine the fair value of our reporting units, which are the components at or one level below our reportable segments. In determining fair value, we make significant judgments and estimates, including assumptions about our strategic plans with regard to our operations. We also analyze current economic indicators and market valuations to help determine fair value. To the extent economic conditions that would impact the future operations of our reporting units change, our goodwill may be deemed to be impaired, and we would be required to record a non-cash charge that could result in a material adverse effect on our business, results of operations and financial condition. We had no goodwill impairment in fiscal 2021, 2020, or 2019.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters is located at 2401 East Katella Avenue, Anaheim, California, where we lease approximately 18,000 square feet of office space. In addition, we lease office space in 47 other locations nationwide, principally in California and New York, and also have one office in Canada. In total, our facilities contain approximately 262,000 square feet of office space and are subject to leases that expire through 2027. We rent a small portion of this total space on a month-to-month basis. We believe that our existing facilities are adequate to meet current requirements and that suitable additional or substitute space will be available as needed to accommodate any expansion of operations and for additional offices.

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

Stockholders

As of March 9, 2022, there were 141 stockholders of record of our common stock. This number does not include persons who hold our common stock in nominee or “street name” accounts through brokers or banks.

Dividends

We did not declare or pay cash dividends on our common stock in fiscal years 2021, 2020 or 2019.

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

The peer group investment is weighted by market capitalization as of December 31, 2016 and is adjusted monthly. An investment of $100, with reinvestment of all dividends, is assumed to have been made in our common stock, in the peer group and in the Nasdaq Composite on December 31, 2016, and the relative performance of each is tracked through and including December 31, 2021. The stock price performance shown in the graph is not necessarily indicative of future stock price performance.

Recent Sales of Unregistered Securities

None.

Issuer Repurchases of Equity Securities

None.

ITEM 6. [RESERVED]

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

Our Engineering and Consulting segment provides civil engineering-related construction management, building and safety, city engineering, city planning, civil design, geotechnical, material testing and other engineering consulting services to our clients. Our engineering services include rail, port, water, mining and other civil engineering projects. We also provide economic and financial consulting to public agencies along with national preparedness and interoperability services, communications, and technology solutions. Lastly, we supplement the engineering services that we offer our clients by offering expertise and support for the various financing techniques public agencies utilize to finance their operations and infrastructure. We also support the mandated reporting and other requirements associated with these financings. We provide financial advisory services for municipal securities but do not provide underwriting services.

Impact of Covid-19 on Our Business

The coronavirus (“Covid-19”) pandemic and efforts to limit its spread negatively impacted our operations during fiscal year 2020 and continued to impact us, albeit to a lesser extent, during fiscal year 2021. In California and New York, the states in which we have historically derived a majority of our revenue, mandatory shutdown orders were issued in March 2020. In New York, phased re-openings began in June 2020, and all of our New York utility programs have restarted. In California, phased re-openings began in May 2020, followed by periods of curtailments as a result of resurgences of Covid-19 cases, and subsequent re-openings. As a result, the most significant pandemic related impacts to our business occurred in California to our direct install business. During the last week of June 2021, our largest program for the Los Angeles Department of Water and Power (“LADWP”) resumed, which was our last remaining program that was still suspended due to Covid-19. As of March 9, 2022, none of our contracts have been cancelled due to Covid-19.

In the Energy segment, we experienced a negative impact on our direct install programs that serve small businesses as a result of restrictions put in place by governmental authorities that required temporary shutdowns of all “non-essential” businesses which resulted in a significant portion of our direct install work on these programs being suspended for varying periods of time during fiscal year 2020 and continuing in California through our first half of fiscal 2021. During non-Covid-19 impacted years, such as fiscal year 2019, we derived approximately 40% of our gross revenue from our direct install programs that serve small businesses and 60% from our other programs. Our other programs are either services that have been determined to be “essential” by government authorities, can be performed remotely or outside of any Covid-related restrictions, or have continued to progress during the pandemic.

In the Engineering and Consulting segment, our revenues have been less affected by Covid-19 than the revenues in the Energy segment. The services in this segment have generally been deemed “essential” by the government and have continued to operate while abiding social distancing measures.

We have continuously monitored our liquidity position during the Covid-19 pandemic in order to be flexible during these uncertain times and to position ourselves to resume our growth trajectory as work restrictions are lifted. As part of this effort, we amended our credit facility in April 2021 for increased covenant flexibility as a result of forecasted increased working capital requirements related to $781 million in new California Investor Owned Utility contracts signed in December 2020.

Asset and liability valuation and other estimates used in preparation of financial statements

As of December 31, 2021, we did not have any impairment with respect to goodwill or long-lived assets, including intangible assets. Because the full extent of the impact of the Covid-19 outbreak and efforts to slow its spread are unknown at this time, they could, under certain circumstances, cause impairment and result in a non-cash impairment charge being recorded in future periods. Changes to the estimated future profitability of the business may require that we establish an additional valuation allowance against all or some portion of our net deferred tax assets.

Impact on Clients and Subcontractors and Other Risks

We primarily work for utilities, municipalities and other public agencies. Some of these customers could experience significant budget shortfalls for the current year and beyond as a result of the measures taken to mitigate the Covid-19 pandemic and/or revenue shortfalls as a result of reduced economic activity. Although none of our material contracts with governmental or public agencies were materially modified during our fiscal years 2020 or 2021, these potential budget deficits could result in delayed funding for existing contracts with us, postponements of new contracts or price concessions. Further, most of our clients are not committed to purchase any minimum amount of services, as our agreements with them are based on a “purchase order” or “master service agreement” model. As a result, they may discontinue utilizing some or all of our services with little or no notice.

 In addition, we rely on subcontractors and material suppliers to complete a substantial portion of our work, especially in our Energy segment. If our significant subcontractors and material suppliers suffer significant economic harm and must limit or cease operations or file for bankruptcy as a result of the current economic slowdown, our subcontractors and material suppliers may not be able to fulfill their contractual obligations satisfactorily and we may not have the ability to select our subcontractors and material suppliers of choice for new contracts. If our subcontractors and material suppliers are not able to fulfill their contractual obligations, it could result in a significant increase in costs for us to complete the projects or cause significant delays to the realization of revenues under those projects. The ultimate impact of Covid-19 on our financial condition and results of operations will depend on all of the factors noted above, including other factors that we may not be able to forecast at this time. See the risk factor “The Covid-19 pandemic and health and safety measures intended to slow its spread have adversely affected, and may continue to adversely affect, our business, results of operations and financial condition.” under Part I. Item 1A. “Risk Factors” included in this Annual Report on Form 10-K. While Covid-19 has had, and we expect it to continue to have, an adverse effect on our business, financial condition and results of operations, we are unable to predict the extent or duration of these impacts at this time.

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

Recent Developments

On March 8, 2022, we amended our credit facility to provide for increased liquidity and covenant flexibility as a result of forecasted increased working capital requirements related to additional organic growth, including the resumption of the LADWP small business program. The amendment also revises the pricing structure of borrowings under our Credit Agreement from utilizing as a reference rate the London Inter-Bank Offered Rate (“LIBOR”) to utilizing the Secured Overnight Financing Rate (“SOFR”). For additional information, see Part II, Item 8, Note 15, “Subsequent Events” of the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K.

Results of Operations

Summary Comparison of 2021, 2020, and 2019

The following table sets forth, for the periods indicated, certain information derived from our consolidated statements of comprehensive income(1):

	Fiscal Year
	2021		2020		2019

	(in thousands, except percentages)
Contract revenue	$353,755	100.0%	$390,980	100.0%	$443,099	100.0%
Direct costs of contract revenue:
Salaries and wages	65,648	18.6	65,149	16.7	64,485	14.6
Subcontractor services and other direct costs	152,233	43.0	196,438	50.2	243,641	55.0
Total direct costs of contract revenue	217,881	61.6	261,587	66.9	308,126	69.5

Gross profit	135,874	38.4	129,393	33.1	134,973	30.5

General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	73,812	20.9	71,229	18.2	66,303	15.0
Facilities and facilities related	9,896	2.8	10,481	2.7	8,568	1.9
Stock-based compensation	16,563	4.7	16,113	4.1	12,112	2.7
Depreciation and amortization	17,146	4.8	18,743	4.8	15,027	3.4
Other	27,148	7.7	29,054	7.4	23,600	5.3
Total general and administrative expenses	144,565	40.9	145,620	37.2	125,610	28.3

Income (loss) from operations	(8,691)	(2.5)	(16,227)	(4.2)	9,363	2.1
Other income (expense):
Interest expense	(3,869)	(1.1)	(5,068)	(1.3)	(4,900)	(1.1)
Other, net	156	0.0	1,626	0.4	193	0.0
Total other income (expense)	(3,713)	(1.0)	(3,442)	(0.9)	(4,707)	(1.1)
Income (Loss) before income tax expense	(12,404)	(3.5)	(19,669)	(5.0)	4,656	1.1
Income tax expense (benefit)	(3,987)	(1.1)	(5,173)	(1.3)	(185)	(0.0)
Net income (loss)	$(8,417)	(2.4)	$(14,496)	(3.7)	$4,841	1.1

(1)	Percentages are expressed as a percentage of contract revenue and may not total due to rounding.

The following tables provides information about disaggregated revenue of the Company’s two segments Energy and Engineering and Consulting by contract type, client type, and geographical region:

	2021
	Energy	Engineering and Consulting	Total
	(in thousands, except percentage)
Contract Type
Time-and-materials	$34,004	$52,209	$86,213
Unit-based	180,311	10,688	190,999
Fixed price	72,069	4,474	76,543
Total	$286,384	$67,371	$353,755

Client Type
Commercial	$24,541	$5,323	$29,864
Government	65,249	61,899	127,148
Utilities	196,594	149	196,743
Total	$286,384	$67,371	$353,755

Geography (1)
Domestic	$286,384	$67,371	$353,755

	2020
	Energy	Engineering and Consulting	Total
	(in thousands, except percentage)
Contract Type
Time-and-materials	$47,912	$53,840	$101,752
Unit-based	170,991	9,195	180,186
Fixed price	105,275	3,767	109,042
Total	$324,178	$66,802	$390,980

Client Type
Commercial	$36,212	$5,155	$41,367
Government	93,821	61,412	155,233
Utilities	194,145	235	194,380
Total (1)	$324,178	$66,802	$390,980

Geography (1)
Domestic	$324,178	$66,802	$390,980

	2019
	Energy	Engineering and Consulting	Total
	(in thousands, except percentage)
Contract Type
Time-and-materials	$18,625	$54,560	$73,185
Unit-based	272,978	14,391	287,369
Fixed price	79,112	3,433	82,545
Total	$370,715	$72,384	$443,099

Client Type
Commercial	$39,311	$4,895	$44,206
Government	57,020	67,049	124,069
Utilities	274,384	440	274,824
Total	$370,715	$72,384	$443,099

Geography (1)
Domestic	$370,715	$72,384	$443,099

(1)	Revenue from our Canadian operations were not material for fiscal years 2021, 2020, and 2019.

Fiscal Year 2021 Compared to Fiscal Year 2020

Contract revenue. Consolidated contract revenue decreased $37.2 million, or 9.5%, in fiscal year 2021 compared to fiscal year 2020, primarily due to decreased contract revenues from our construction management activities in our Energy segment and the impact of having one fewer week in fiscal year 2021 as compared to fiscal year 2020, partially offset by increased planning and advisory contract revenues including software licensing. Contract revenue related to Energy segment construction management projects decreased as a result of the completion of a number of Energy segment projects and delays in the start-up of construction of new Energy segment projects.

Contract revenue in our Energy segment decreased $37.8 million, or 11.7%, in fiscal year 2021 compared to fiscal year 2020, primarily as a result of decreased contract revenues from construction management activities as described above and the impact of having one fewer week in fiscal year 2021 as compared to fiscal year 2020, partially offset by increased planning and advisory contract revenues including software licensing.

Contract revenue in our Engineering and Consulting segment was relatively flat in fiscal year 2021 compared to fiscal year 2020.

Direct costs of contract revenue. Direct costs of consolidated contract revenue decreased $43.7 million, or 16.7%, in fiscal year 2021 compared to fiscal year 2020, primarily as a result of decreased construction management activities in our Energy segment and the impact of having one fewer week in fiscal year 2021 as compared to fiscal year 2020.

Direct cost of contract revenue in our Energy segment decreased $41.0 million, or 18.2%, in fiscal year 2021 compared to fiscal year 2020, primarily as a result of the reasons described above. Direct costs of contract revenue for the Engineering and Consulting segment decreased $2.7 million, or 7.4%, for the fiscal year 2021 compared to fiscal year 2020, primarily due to a reduction in scope of work from one of our customers combined with the impact of having one fewer week in fiscal year 2021 as compared to fiscal year 2020.

Salaries and wages were relatively flat in fiscal year 2021 compared to the fiscal year 2020. Subcontractor services and other direct costs decreased $44.2 million, or 22.5%, in fiscal year 2021 compared to fiscal year 2022, primarily due to the decrease in construction management activities.

As a percentage of contract revenue, salaries and wages increased to 18.6% of contract revenue for fiscal year 2021 from 16.7% for fiscal year 2020 and subcontractor services and other direct costs decreased to 43.0% of contract revenue for fiscal year 2021 from 50.2% of contract revenue for the fiscal year 2020, for the reasons noted above.

Gross Profit. Gross profit increased 5.0% to $135.9 million, or 38.4% gross margin, for fiscal 2021 compared to $129.4 million, or a 33.1% gross margin for fiscal 2020. The increase in our gross margin was primarily driven by changes in the mix of revenues resulting from the reduction in construction management services which have a relatively lower gross margin profile due to their relatively higher content of pass-through subcontractor and materials costs.

General and administrative expenses. General and administrative (“G&A”) expenses decreased by $1.1 million, or 0.7%, in the fiscal year 2021 compared to the fiscal year 2020. The decrease in G&A expenses consisted of a decrease of $2.6 million in the Energy segment combined with a decrease of $1.7 million in the unallocated corporate expenses, partially offset by an increase of $3.3 million in the Engineering and Consulting segment. The decrease in G&A expenses in the Energy segment and unallocated corporate expenses was primarily attributed to lower amortization of intangibles combined with lower other general and administrative expenses, partially offset by higher wage and related benefit costs. The increase in G&A expenses in the Engineering and Consulting segment was primarily attributed to higher wage and related benefit costs. The increase in wage and related benefit costs was primarily attributed to having restored wage reductions taken during our second quarter of fiscal 2020 aimed at preserving liquidity as a result of the Covid-19 pandemic.

Within G&A expenses, the increase of $2.6 million for salaries and wages, payroll taxes and employee benefits, combined with the increase of $0.5 million in stock-based compensation was offset by the decrease of $0.6 million in facilities and facility related expenses, combined with the decrease of $1.6 million in depreciation and amortization and the decrease of $1.9 million in other general and administrative expenses.

The increase in salaries and wages, payroll taxes and employee benefits was primarily attributable to having restored, during our third quarter of fiscal year 2020, certain actions taken during the second quarter of our fiscal year 2020 aimed at preserving liquidity in the early stages of the Covid-19 pandemic, such as a temporary cash wage reduction for salaried employees, as well as instituting a reduction in workforce, primarily through unpaid furloughs. The increase in stock-based compensation expenses was primarily related to new stock grants to current employees and executives. The decrease in facilities and facilities related expenses was attributed to satisfied facility leases that were not renewed. The decrease in depreciation and amortization was primarily related to lower amortization of intangible assets derived from prior acquisitions. The decrease in other general and administrative expenses was primarily related to decreased earn-out expenses, partially offset by increases in professional services combined with increases in computer-related expenses.

Income (loss) from operations. Operating loss was $8.7 million for fiscal 2021, compared to a loss of $16.2 million for fiscal 2020, as a result of the factors noted above. As a percentage of contract revenue, the operating loss was 2.5% for fiscal 2021 compared to an operating loss of 4.2% for fiscal 2020. The increase in operating margin was attributable to increased gross profit combined with lower G&A expenses.

Total other expense, net. Total other expense, net, was $3.7 million for fiscal 2021 compared to $3.4 million for fiscal 2020. The increase in total other expense, net is primarily due to lower interest income partially offset by lower interest expense as a result of lower borrowings under our credit facilities and the impact of having one fewer week in fiscal year 2021 as compared to fiscal year 2020.

Income tax expense (benefit). We recorded an income tax benefit of $4.0 million for fiscal year 2021 compared to a tax benefit of $5.2 million for fiscal year 2020. The decrease in the income tax benefit is primarily attributable to the increase in valuation allowance recorded against certain state-specific deferred tax assets combined with a reduction in energy efficiency deductions, partially offset by additional tax benefits related to the net operating loss carryback provision of the CARES Act.

Net income (loss). Our net loss was $8.4 million for fiscal 2021, as compared to a net loss of $14.5 million for fiscal 2020. The reduction in our net loss was primarily driven by increased gross profit margins combined with lower operating expenses.

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

Liquidity and Capital Resources

	Fiscal Year
	2021	2020	2019

	(in thousands)
Net Cash Provided by (used in):
Operating activities	$9,803	$47,025	$11,621
Investing activities	(8,454)	(5,059)	(78,348)
Financing activities	(18,533)	(19,013)	56,920
Net increase (decrease) in cash and cash equivalents	$(17,184)	$22,953	$(9,807)

Sources of Cash

We believe that our cash and cash equivalents on hand, cash generated by operating activities and available borrowings under our revolving credit facility and Delayed Draw Term Loan will be sufficient to finance our operating activities for at least the next 12 months. As a result of forecasted increased working capital requirements related to the $781 million in California Investor Owned Utility Contracts and other organic growth, we amended our credit agreement to, among other things, ensure an adequate margin for certain covenant compliance obligations. As of December 31, 2021, we had $11.2 million of cash and cash equivalents. In addition, as of December 31, 2021, we had a $100 million Term A Loan with $75.0 million outstanding, a $50.0 million Revolving Credit Facility with no borrowed amounts outstanding and $4.1 million in letters of credit issued. We also had a $50.0 million Delayed Draw Term Loan with $20.0 million available for draw subject to the satisfaction of certain covenants and $24.0 million outstanding. Each of our Term A Loan, Revolving Credit Facility, and Delayed Draw Term Loan mature on June 26, 2024. Our primary source of liquidity for the next 12 months and beyond is cash generated from operations and borrowings under our Revolving Credit Facility.

As of December 31, 2021, borrowings under our Credit Facilities, exclusive of the effects of upfront fees, undrawn fees and issuance cost amortization, bore interest at 2.37%. See Part II, Item 8, Note 5, Debt Obligations, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K, for information regarding our indebtedness, including information about new borrowings and repayments, principal repayment terms, interest rates, covenants, and other key terms of our outstanding indebtedness.

Cash Flows from Operating Activities

Cash flows provided by operating activities were $9.8 million, $47.0 million, and $11.6 million for fiscal years 2021, 2020, and 2019, respectively. Cash flow from operating activities primarily consists of net income, adjusted for non-cash charges, such as depreciation and amortization and stock-based compensation, plus or minus changes in operating assets and liabilities. Cash flows provided by operating activities for fiscal year 2021 resulted primarily from the changing mix of revenues, partially offset by increased demand for working capital related to the resumption of our utility programs that were suspended in 2020 and start-up costs associated with certain new contract awards. Cash flows provided by operating activities for fiscal year 2020 resulted primarily as a result of improvements in cash collections, reductions in working capital requirements as a result of the reduction of revenues from the suspension of our small business energy programs, and incremental operating cash flow from our acquisitions of E3, Inc. and Onsite Energy. Cash flows provided by operating activities for fiscal year 2019 resulted primarily as a result of our fiscal year 2019 acquisitions, combined with a decrease in accounts receivable and an increase in accrued liabilities, partially offset by an increase in contract assets.

Cash Flows from Investing Activities

Cash flows used in investing activities were $8.5 million for fiscal year 2021, as compared to $5.0 million and $78.3 million for fiscal years 2020 and 2019, respectively. Cash flows used in investing activities for fiscal year 2021 were primarily due to cash paid for software development cost and the purchase of equipment. Cash flows used in investing activities for fiscal year 2020 were primarily due to cash paid for the purchase of equipment, the enhancement of internal operating software, and leasehold improvements. Cash flows used in investing activities for fiscal year 2019 were primarily due to cash paid for the acquisitions of The Weidt Group, Onsite Energy, and E3, Inc.

Cash Flows from Financing Activities

Cash flows used in financing activities were $18.5 million and $19.0 million for fiscal year 2021 and 2020, as compared to cash flows provided by financing activities of $56.9 million for fiscal 2019. Cash flows used in financing activities for fiscal year 2021 were primarily attributable to repayments of $13.0 million under our term loan facility and revolving line of credit, increases of $6.6 million for contingent consideration related to prior acquisitions, payments of taxes on stock grants of $3.1 million, payments on notes payable of $1.9 million, partially offset by $2.7 million in proceeds from sales of common stock under our employee stock purchase plan and $1.9 million in proceeds from stock option exercise. Cash flows used in financing activities for fiscal year 2020 were primarily attributable to repayments of $42.0 million under our term loan facility and revolving line of credit, a payment of $2.9 million in employee payroll taxes related to the vesting of performance-based restricted stock units, and payments of $1.4 million for contingent consideration related to prior acquisitions, partially offset by $24.0 million of borrowings under our revolving line of credit. Cash flows provided by financing activities for fiscal year 2019 were primarily attributable to borrowings under our credit facilities related to our acquisitions of The Weidt Group, Onsite Energy, and E3, Inc.

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

Short and Long-term Uses of Cash

General

Our principal uses of cash are to fund operating expenses and pay down outstanding debt. From time to time, we also use cash to help fund business acquisitions. Our cash and cash equivalents are impacted by the timing of when we pay expenses as reflected in the change in our outstanding accounts payable and accrued expenses.

Contractual Obligations

The following table sets forth our known contractual obligations as of December 31, 2021:

		Less than			More than
Contractual Obligations	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
	( in thousands)
Long term debt (1)(3)	$100,574	$15,036	$85,538	$—	$—
Interest payments on debt outstanding (2)(3)	6,151	2,756	3,395	—	—
Operating leases	16,342	5,575	6,589	3,753	425
Finance leases	1,317	539	702	76	—
Total contractual cash obligations	$124,384	$23,906	$96,224	$3,829	$425
(1)	Long-term debt includes $75.0 million outstanding on our Term A Loan, no amounts outstanding on our Revolving Credit Facility, and $24.0 million outstanding on our Delayed Draw Term Loan as of December 31, 2021. We have assumed no future borrowings or repayments (other than at maturity) for purposes of this table.
(2)	Borrowings under our Delayed Draw Term Loan bear interest at a variable rate. Future interest payments on our Delayed Draw Term Loan Facility are estimated using floating rates in effect as of December 31, 2021.
(3)	Long-term debt and interest payments on debt outstanding do not include $20 million drawn on March 8, 2022 from our Delayed Draw Term Loan Facility in connection with the fifth amendment to the Amended and Restated Credit Agreement. For more information, see Part II, Item 8, Note 15, “Subsequent Events”, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

We are obligated to pay earn-out payments in connection with our 2019 and 2017 acquisitions of E3, Inc. and Integral Analytics, respectively. We are obligated to pay up to (i) $12.0 million in cash if E3, Inc. exceeds certain financial targets during the three years after the E3, Inc. closing date, and (ii) $12.0 million in cash based on future work obtained from the business of Integral Analytics during the four years after the closing of the acquisition, payable in installments, if certain financial targets are met during the four years. As of December 31, 2021, we had contingent consideration payable of $11.0 million related to these acquisitions. For fiscal 2021, our statement of operations includes $2.3 million of accretion (excluding fair value adjustments) related to the contingent consideration.

Outstanding Indebtedness

Subsequent to December 31, 2021, we borrowed and repaid $5.0 million under our Revolving Credit Facility. On March 8, 2022, after giving effect to the Fifth Amendment, we had $50.0 million in borrowing capacity available under our credit facilities. See part II, Item 8, Note 5, “Debt Obligations”, and Note 15, “Subsequent Events”, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for information regarding our indebtedness, including information about new borrowings and repayments, principal repayment terms, interest rates, covenants, and other key terms of our outstanding indebtedness.

Insurance Premiums

We have also financed, from time to time, insurance premiums by entering into unsecured notes payable with insurance companies. See part II, Item 8, Note 5, “Debt Obligations”, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for information regarding our financing arrangements related to our insurance premiums.

Interest Rate Swap

See Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, and Note 4, “Derivative Financial Instruments”, to the Notes of Consolidated Financial Statements included in this Annual Report on Form 10-K for information regarding our interest rate swap.

Impact of Inflation

Due to the average duration of our projects and our ability to negotiate prices as contracts end and new contracts begin, we believe our operations have not been, and, in the foreseeable future, are not expected to be, materially impacted by moderate inflation.

Components of Revenue and Expense

Contract Revenue

We generally provide our services under contracts, purchase orders or retainer letters. The agreements we enter into with our clients typically incorporate one of three principal types of pricing provisions: time-and-materials, unit-based, and fixed price. Revenue on our time-and-materials and unit-based contracts are recognized as the work is performed in accordance with specific terms of the contract. As of December 31, 2021, approximately 24% of our contracts are time-and-materials contracts and approximately 54% of our contracts are unit-based contracts, compared to approximately 26% for time-and-materials contracts and approximately 46% for unit-based contracts as of January 1, 2021.

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

Many of our fixed price contracts involve a high degree of subcontracted fixed price effort and are relatively short in duration, thereby lowering the risks of not properly estimating the percent complete. Revenue on time-and-materials and unit-based contracts is recognized as the work is performed in accordance with the specific rates and terms of the contract. We recognize revenues for time-and-materials contracts based upon the actual hours incurred during a reporting period at contractually agreed upon rates per hour and also includes in revenue all reimbursable costs incurred during a reporting period. Certain of our time-and-materials contracts are subject to maximum contract values and, accordingly, when revenue is expected to exceed the maximum contract value, these contracts are generally recognized under the percentage-of-completion method, consistent with fixed price contracts. For unit-based contracts, we recognize the contract price of units of a basic production product as revenue when the production product is delivered during a period. Revenue for amounts that have been billed but not earned is deferred, and such deferred revenue is referred to as contract liabilities in the accompanying consolidated balance sheets. We also derive revenue from software licenses and professional services and maintenance fees. In accordance with ASC 606, we perform an assessment of each contract to identify the performance obligations, determine the overall transaction price for the contract, allocate the transaction price to the performance obligations, and recognize the revenue when the performance obligations are satisfied. We utilize the residual approach by which it estimates the standalone selling price by reference to the total transaction price less the sum of the observable standalone selling prices of other goods or services promised in the contract. The software license revenue is typically recognized at a point in time when control is transferred to the client, which is defined as the point in time when the client can use and benefit from the license. The software license is delivered before related services are provided and is functional without services, updates, or technical support. Related professional services include training and support services in which the standalone selling price is determined based on an input measure of hours incurred to total estimated hours and is recognized over time, usually which is the life of the contract.

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

Goodwill

We test our goodwill at least annually for possible impairment. We complete our annual testing of goodwill as of the last day of the first month of our fourth fiscal quarter each year to determine whether there is impairment. In addition to our annual test, we regularly evaluate whether events and circumstances have occurred that may indicate a potential impairment of goodwill. We did not recognize any goodwill impairment charges in fiscal years 2021, 2020, or 2019.

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

During fiscal years 2021 and 2020, we did not have any acquisitions. During fiscal year 2019, we completed three acquisitions; On October 28, 2019, we acquired all of the capital stock of E3, Inc. On July 2, 2019, we acquired substantially all of the assets and liabilities of Onsite Energy. On March 8, 2019, we acquired substantially all of the assets of the energy practice division of The Weidt Group.

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

As of December 31, 2021, we had cash and cash equivalents of $11.2 million. This amount represents cash on hand in business checking accounts with BMO Harris Bank, N.A.

We do not engage in trading activities and do not participate in foreign currency transactions.

We are subject to interest rate risk in connection with our Term A Loan and borrowings, if any, under our revolving credit facility and delayed draw term loan, each of which bears interest at variable rates. As of December 31, 2021, $75.0 million was outstanding under our Term A Loan, $24.0 million was outstanding under our delayed draw term loan, no borrowed amounts were outstanding and $4.1 million in letters of credit were issued under the revolving credit facility. Each of our Term A Loan, revolving credit facility and delayed draw term loan mature as of June 26, 2024 and are governed by our credit agreement, as amended.

Pursuant to the Fourth Amendment, (as described in Part II, Item 8, Note 5, “Debt Obligations,” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K), borrowings under the credit agreement bear interest at all times other than during the initial covenant relief period granted by the Third Amendment, at either a Base Rate or LIBOR, each as defined in the credit agreement, at our option, and, in each case, plus an applicable margin, which applicable margin will range from 0.125% to 1.25% with respect to Base Rate borrowings and 1.125% to 2.25% with respect to LIBOR borrowings, depending on our consolidated leverage ratio; provided that LIBOR cannot be less than 0.00%. We will also pay a commitment fee for the unused portion of the revolving credit facility and the delayed draw term loan facility, which ranges from 0.15% to 0.40% per annum depending on our consolidated leverage ratio, and fees on the face amount of any letters of credit outstanding under the revolving credit facility, which range from 0.84% to 1.688% per annum, in each case, depending on whether such letter of credit is a performance or financial letter of credit and the Leverage Ratio.

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

On January 31, 2019, we entered into an interest swap agreement for $35.0 million notional amount. The interest swap agreement was designated as a cash flow hedge to fix the variable interest rate on a portion of the outstanding principal amount under our prior term loan facility. The interest swap fixed rate is 2.47% and the amortization is quarterly in an amount equal to 10% annually. The interest swap agreement expired on January 31, 2022.

Based upon the amount of our outstanding indebtedness as of December 31, 2021, a one percentage point increase in the effective interest rate would change our annual interest expense by approximately $1.0 million in 2021.

Risk Related to LIBOR Transition

As of December 31, 2021, all of our $99.0 million of debt outstanding under our credit agreement bore interest at a floating rate that uses LIBOR as the applicable reference rate to calculate the interest. On March 5, 2021, the Chief Executive of the U.K. Financial Conduct Authority, which regulates LIBOR, publicly announced that no new contracts using U.S. dollar LIBOR should be entered into after December 31, 2021, and that publication of certain tenors of U.S. dollar LIBOR (including overnight and one, three, six and 12 months) will permanently cease after June 30, 2023. In the United States, efforts to identify a set of alternative U.S. dollar reference interest rates are ongoing, and the Alternative Reference Rate Committee (“ARRC”) has recommended the use of a Secured Overnight Funding Rate (“SOFR”). SOFR is different from LIBOR in that it is a backward-looking secured rate rather than a forward-looking unsecured rate. For cash products and loans, the ARRC has also recommended Term SOFR, which is a forward-looking SOFR based on SOFR futures and may in part reduce differences between SOFR and LIBOR.

On March 8, 2022, we entered into the Fifth Amendment (as described in Part II, Item 8, Note 15, “Subsequent Events” of the Notes to Consolidated Financial Statements included in this Annual Report of Form 10-K) which, among other things, revises the pricing structure of borrowings under our Credit Agreement from utilizing as a reference rate LIBOR to utilizing SOFR.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of Willdan Group, Inc.

Anaheim, California

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Willdan Group, Inc. (the "Company") as of December 31, 2021 and January 1, 2021, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and January 1, 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Our audit procedures related to the evaluation of estimated costs at completion for fixed price contracts included the following:

●	Tested the design, implementation, and operating effectiveness of controls that are designed to address the reasonableness of estimates of costs to complete fixed price contracts.
●	Evaluated the reasonableness of management’s estimates related to the cost to complete for fixed price contracts through testing of the key components of the estimated costs to complete, including, labor, materials, and subcontractor costs.
●	Agreed a sample of contract costs incurred to supporting documentation.
●	Performed inquiries of management and project personnel regarding facts and circumstances relevant to the accounting for a sample of such contracts.
●	Recalculated revenue recognition based on the percentage of completion.
●	Performed a retrospective review procedures to assess management’s historical ability to accurately estimate the transaction price and cost to complete of fixed price contracts.

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

Our audit procedures related to the evaluation of management's estimates over the realization of deferred income tax assets included the following:

●	Tested the design, implementation, and operating effectiveness of controls relating to the valuation allowances on deferred tax assets.
●	Tested underlying historical data used in calculating the cumulative book income (loss) subject to tax.
●	Assessed the reasonableness of management’s estimate of future book income, as adjusted for permanent income tax items, which included evaluating historical book income (loss) subject to tax, and the Company's sources of future taxable income, including verifiable signed contracts.
●	Used professionals with specialized skill and knowledge to assist in evaluating management’s analysis, including cumulative book income (loss) subject to tax.

/s/Crowe LLP

We have served as the Company's auditor since 2018.

Sherman Oaks, California

March 10, 2022

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	December 31,	January 1,
	2021	2021
Assets
Current assets:
Cash and cash equivalents	$11,221	$28,405
Accounts receivable, net of allowance for doubtful accounts of $1,115 and $2,127 at December 31, 2021 and January 1, 2021, respectively	67,211	53,104
Contract assets	59,288	62,426
Other receivables	6,267	6,405
Prepaid expenses and other current assets	4,972	5,564
Total current assets	148,959	155,904
Equipment and leasehold improvements, net	16,757	12,506
Goodwill	130,124	130,124
Right-of-use assets	15,177	20,130
Other intangible assets, net	52,713	64,256
Other assets	13,843	5,993
Deferred income taxes, net	16,849	14,111
Total assets	$394,422	$403,024
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$36,672	$41,372
Accrued liabilities	35,680	34,455
Contingent consideration payable	10,206	12,321
Contract liabilities	13,499	7,434
Notes payable	15,036	14,996
Finance lease obligations	539	248
Lease liability	5,575	5,844
Total current liabilities	117,207	116,670
Contingent consideration payable	832	2,999
Notes payable	85,538	98,178
Finance lease obligations, less current portion	778	236
Lease liability, less current portion	10,768	15,649
Other noncurrent liabilities	78	128
Total liabilities	215,201	233,860

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 40,000 shares authorized; 12,804 and 12,160 shares issued and outstanding at December 31, 2021 and January 1, 2021, respectively	128	122
Additional paid-in capital	167,032	149,014
Accumulated other comprehensive loss	(38)	(488)
Retained earnings	12,099	20,516
Total stockholders’ equity	179,221	169,164
Total liabilities and stockholders’ equity	$394,422	$403,024

See accompanying notes to consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share amounts)

	Fiscal Year
	2021	2020	2019
Contract revenue	$353,755	$390,980	$443,099

Direct costs of contract revenue (inclusive of directly related depreciation and amortization):
Salaries and wages	65,648	65,149	64,485
Subcontractor services and other direct costs	152,233	196,438	243,641
Total direct costs of contract revenue	217,881	261,587	308,126

General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	73,812	71,229	66,303
Facilities and facility related	9,896	10,481	8,568
Stock-based compensation	16,563	16,113	12,112
Depreciation and amortization	17,146	18,743	15,027
Other	27,148	29,054	23,600
Total general and administrative expenses	144,565	145,620	125,610
Income (loss) from operations	(8,691)	(16,227)	9,363

Other income (expense):
Interest expense, net	(3,869)	(5,068)	(4,900)
Other, net	156	1,626	193
Total other expense, net	(3,713)	(3,442)	(4,707)
Income (loss) before income taxes	(12,404)	(19,669)	4,656

Income tax (benefit) expense	(3,987)	(5,173)	(185)
Net income (loss)	(8,417)	(14,496)	4,841

Other comprehensive income (loss):
Net unrealized income (loss) on derivative contracts	450	(92)	(396)
Comprehensive income (loss)	$(7,967)	$(14,588)	$4,445

Earnings (loss) per share:
Basic	$(0.68)	$(1.23)	$0.43
Diluted	$(0.68)	$(1.23)	$0.41

Weighted-average shares outstanding:
Basic	12,458	11,793	11,162
Diluted	12,458	11,793	11,766

See accompanying notes to consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

				Accumulated
			Additional	other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Earnings	Total
Balance at December 28, 2018	10,968	$110	$114,008	$—	$30,171	$144,289
Shares of common stock issued in connection with employee stock purchase plan	62	1	1,739	—	—	1,740
Shares of common stock issued in connection with incentive stock plan	115	1	930	—	—	931
Shares used to pay taxes on stock grants	(76)	(2)	(2,878)	—	—	(2,880)
Issuance of restricted stock award and units	213	2	(2)	—	—	—
Unregistered sales of stock	53	1	1,699	—	—	1,700
Stock issued to acquire businesses	162	2	4,939	—	—	4,941
Stock-based compensation expense	—	—	12,112	—	—	12,112
Net income	—	—	—	—	4,841	4,841
Net unrealized loss on derivative contracts	—	—	—	(396)	—	(396)
Balance at December 27, 2019	11,497	$115	$132,547	$(396)	$35,012	$167,278
Shares of common stock issued in connection with employee stock purchase plan	94	1	2,223	—	—	2,224
Shares of common stock issued in connection with incentive stock plan	119	1	1,081	—	—	1,082
Shares used to pay taxes on stock grants	(95)	(1)	(2,945)	—	—	(2,946)
Issuance of restricted stock award and units	545	6	(5)	—	—	1
Stock-based compensation expense	—	—	16,113	—	—	16,113
Net loss	—	—	—	—	(14,496)	(14,496)
Net unrealized loss on derivative contracts	—	—	—	(92)	—	(92)
Balance at January 1, 2021	12,160	$122	$149,014	$(488)	$20,516	$169,164
Shares of common stock issued in connection with employee stock purchase plan	106	2	2,653	—	—	2,655
Shares of common stock issued in connection with incentive stock plan	150	1	1,923	—	—	1,924
Shares used to pay taxes on stock grants	(79)	(1)	(3,116)	—	—	(3,117)
Issuance of restricted stock award and units	467	4	(5)	—	—	(1)
Stock-based compensation expense	—	—	16,563	—	—	16,563
Net income (loss)	—	—	—	—	(8,417)	(8,417)
Net unrealized gain on derivative contracts	—	—	—	450	—	450
Balance at December 31, 2021	12,804	$128	$167,032	$(38)	$12,099	$179,221

See accompanying notes to consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$(8,417)	$(14,496)	$4,841
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,146	18,743	15,472
Deferred income taxes, net	(2,738)	(5,209)	(209)
(Gain) loss on sale/disposal of equipment	(24)	(15)	(8)
Provision for doubtful accounts	102	1,330	1,051
Stock-based compensation	16,563	16,113	12,112
Accretion and fair value adjustments of contingent consideration	2,333	7,707	(302)
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts receivable	(14,209)	3,070	11,627
Contract assets	3,138	35,498	(34,598)
Other receivables	138	(1,192)	(2,714)
Prepaid expenses and other current assets	828	577	(343)
Other assets	(7,849)	9,955	(6,520)
Accounts payable	(4,700)	7,372	(6,294)
Accrued liabilities	1,625	(34,509)	16,761
Contract liabilities	6,065	1,871	315
Right-of-use assets	(197)	210	430
Net cash provided by operating activities	9,804	47,025	11,621
Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(8,500)	(5,076)	(6,637)
Proceeds from sale of equipment	46	17	45
Cash paid for acquisitions, net of cash acquired	—	—	(71,756)
Net cash used in investing activities	(8,454)	(5,059)	(78,348)
Cash flows from financing activities:
Payments on contingent consideration	(6,615)	(1,433)	(1,381)
Payments on notes payable	(1,909)	(205)	(1,842)
Payments on debt issuance costs	—	(327)	(709)
Proceeds from notes payable	2,074	1,140	—
Borrowings under term loan facility and line of credit	—	24,000	138,000
Repayments under term loan facility and line of credit	(13,000)	(42,000)	(78,000)
Principal payments on finance leases	(545)	(549)	(639)
Proceeds from stock option exercise	1,924	1,082	931
Proceeds from sales of common stock under employee stock purchase plan	2,655	2,224	1,740
Cash used to pay taxes on stock grants	(3,117)	(2,946)	(2,880)
Restricted Stock Award and Units	(1)	1	—
Proceeds from unregistered sales of equity	—	—	1,700
Net cash provided by (used in) financing activities	(18,534)	(19,013)	56,920
Net increase (decrease) in cash and cash equivalents	(17,184)	22,953	(9,807)
Cash and cash equivalents at beginning of period	28,405	5,452	15,259
Cash and cash equivalents at end of period	$11,221	$28,405	$5,452
Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$3,545	$5,031	$4,169
Income taxes	(1,616)	174	4,052
Supplemental disclosures of noncash investing and financing activities:
Other working capital adjustment	—	1,179	—
Equipment acquired under finance leases	1,376	467	661

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

Fiscal Years

The Company operates and reports its annual financial results based on 52 or 53-week periods ending on the Friday closest to December 31. The Company operates and reports its quarterly financial results based on the 13-week period ending on the Friday closest to June 30, September 30, and December 31 and the 13 or 14-week period ending on the Friday closest to March 31, as applicable. Fiscal year 2021, which ended on December 31, 2021, was comprised of 52 weeks, with all quarters presented consisting of 13 weeks. Fiscal year 2020, which ended on January 1, 2021, was comprised of 53 weeks, with the first quarter consisting of 14 weeks and the remaining quarters consisting of 13 weeks each. Fiscal year 2019, which ended on December 27, 2019, was comprised of 52 weeks, with all quarters presented consisting of 13 weeks. All references to years in the notes to consolidated financial statements represent fiscal years.

Principles of Consolidation

The consolidated financial statements include the accounts of Willdan Group, Inc. and its wholly-owned subsidiaries and their respective subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain prior year amounts have been reclassified in the consolidated balance sheets to conform to the current year presentation.

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

As of December 31, 2021 and January 1, 2021 the carrying amounts of the Company's cash and cash equivalents, accounts receivable, contract assets, other receivables, prepaid expenses and other current assets, accounts payable, accrued liabilities and contract liabilities, approximate their fair values because of the relatively short period of time between the origination of these instruments and their expected realization or payment. The carrying amounts of debt obligations approximate their fair values since the terms are comparable to terms currently offered by local lending institutions for loans of similar terms to companies with comparable credit risk.

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

As of December 31, 2021, the Company had one VIE — Genesys Engineering, P.C. (“Genesys”). Pursuant to New York law, the Company does not own capital stock of Genesys and does not have control over the professional decision making of Genesys’s engineering services. The Company, however, has entered into an administrative services agreement with Genesys pursuant to which WES, the Company’s wholly-owned subsidiary, will provide Genesys with ongoing administrative, operational and other non-professional support services. The Company manages Genesys and has the power to direct the activities that most significantly impact Genesys’s performance, in addition to being obligated to absorb expected losses from Genesys. Accordingly, the Company is the primary beneficiary of Genesys and consolidates Genesys as a VIE.

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

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

utilities, but disputes may arise related to these receivable amounts. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received.

Retainage, included in contract assets, represents amounts withheld from billings to the Company’s clients pursuant to provisions in the contracts and may not be paid to the Company until specific tasks are completed or the project is completed and, in some instances, for even longer periods. As of December 31, 2021 and January 1, 2021, contract assets included retainage of $4.5 million and $6.2 million, respectively.

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

In addition, the Company leases certain equipment under financing leases. The economic substance of the leases is a financing transaction for acquisition of equipment and leasehold improvements. Accordingly, the right-of-use assets for these leases are included in the balance sheets in equipment and leasehold improvements, net of accumulated depreciation, with a corresponding amount recorded in current portion of financing lease obligations or noncurrent portion of financing lease obligations, as appropriate. The financing lease assets are amortized over the life of the lease or, if shorter, the life of the leased asset, on a straight-line basis and included in depreciation expense in the statements of comprehensive income. The interest associated with financing lease obligations is included in interest expense in the statements of comprehensive income. For more information, see Note 7, “Leases”.

Equipment and Leasehold Improvements

Equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Equipment under capital leases is stated at the present value of the minimum lease payments as of the acquisition date. Depreciation and amortization on equipment are calculated using the straight-line method over estimated useful lives of

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

During fiscal years 2021 and 2020, the Company did not have any acquisitions. During fiscal year 2019, the Company completed three acquisitions; On October 28, 2019, the Company acquired all of the capital stock of Energy and Environmental Economics, Inc. (“E3, Inc.”). On July 2, 2019, the Company acquired substantially all of the assets and liabilities of Onsite Energy Corporation (“Onsite Energy”). On March 8, 2019, the Company acquired substantially all of the assets of the energy practice division of The Weidt Group Inc. (“The Weidt Group”).

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

During each fiscal year, management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize existing deferred tax assets. During fiscal year 2021, the Company determined that it was more-likely-than-not that the entire New Jersey net operating losses will not be utilized prior to expiration and, accordingly, recorded a valuation allowance of $1.1 million. Significant pieces of objective evidence evaluated included the Company’s proportional increase of revenue in other states, which resulted in a dilution of New Jersey sourced income, as well as the Company’s forecasted amount of net operating loss utilization in New Jersey for certain members of the combined group. At the end of fiscal year 2021, the total valuation allowance was $1.2 million, compared to a valuation allowance of $86,000 for fiscal years 2020 and 2019, respectively. The $86,000 valuation allowance related to the California net operating losses that was recorded in previous years remained unchanged as the available positive and negative evidence did not warrant a revision. For further information, see Note 11, “Income Taxes”, of the Notes to consolidated financial statements included in this Annual Report on Form 10-K.

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Impact of Covid-19

The coronavirus (“Covid-19”) pandemic and efforts to limit its spread negatively impacted the Company’s operations during its fiscal year 2020 and continued to impact the Company, albeit to a lesser extent, during its fiscal year 2021. In California and New York, the states in which the Company has historically derived a majority of its revenue, mandatory shutdown orders were issued in March 2020. In New York, phased re-openings began in June 2020, and all of the Company’s New York utility programs have restarted. In California, phased re-openings began in May 2020, followed by periods of curtailments as a result of resurgences of Covid-19 cases, and subsequent re-openings. As a result, the most significant pandemic related impacts to the Company’s business occurred in California to its direct install business. During the last week of June 2021, the Company’s largest program for the Los Angeles Department of Water and Power (“LADWP”) resumed, which was the Company’s last program suspended due to Covid-19. As of March 9, 2022, none of the Company’s contracts have been cancelled due to Covid-19.

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In the Energy segment, the Company has experienced a negative impact on its direct install programs that serve small businesses as a result of restrictions put in place by governmental authorities that required temporary shutdowns of all “non-essential” businesses which resulted in a significant portion of the Company’s direct install work on these programs being suspended for varying periods of time during fiscal year 2020 and continuing in California through the Company’s first half of fiscal 2021. During non-Covid-19 impacted years, such as fiscal year 2019, the Company derived approximately 40% of its gross revenue from its direct install programs that serve small businesses and 60% from the Company’s other programs. The Company’s other programs are either services that have been determined to be “essential” by government authorities, can be performed remotely or outside of any Covid-related restrictions, or have continued to progress during the pandemic.

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

Asset and liability valuation and other estimates used in preparation of financial statements

As of December 31, 2021, the Company did not have any impairment with respect to goodwill or long-lived assets, including intangible assets. Because the full extent of the impact of the Covid-19 outbreak and efforts to slow its spread are unknown at this time, they could, under certain circumstances, cause impairment and result in a non-cash impairment charge being recorded in future periods. Changes to the estimated future profitability of the business may require that the Company establish an additional valuation allowance against all or some portion of its net deferred tax assets.

Impact on Clients and Subcontractors and Other Risks

The Company primarily works for utilities, municipalities and other public agencies. Some of these customers could experience significant budget shortfalls for the current year and beyond as a result of the measures taken to mitigate the Covid-19 pandemic and/or revenue shortfalls as a result of reduced economic activity. Although none of the Company’s material contracts with governmental or public agencies were materially modified during its fiscal year 2020 or 2021, these potential budget deficits could result in delayed funding for existing contracts with the Company, postponements of new contracts or price concessions. Further, most of the Company’s clients are not committed to purchase any minimum amount of services, as the Company agreements with them are based on a “purchase order” or “master service agreement” model. As a result, they may discontinue utilizing some or all of the Company’s services with little or no notice.

 In addition, the Company relies on subcontractors and material suppliers to complete a substantial portion of its work, especially in its Energy segment. If the Company’s significant subcontractors and material suppliers suffer significant economic harm and must limit or cease operations or file for bankruptcy as a result of the current economic slowdown, the Company’s subcontractors and material suppliers may not be able to fulfill their contractual obligations satisfactorily and the Company may not have the ability to select its subcontractors and material suppliers of choice for new contracts. If the Company’s subcontractors and material suppliers are not able to fulfill their contractual obligations, it could result in a significant increase in costs for the Company to complete the projects or cause significant delays to the realization of revenues under those projects. The ultimate impact of Covid-19 on the Company’s financial condition and results of operations will depend on all of the factors noted above, including other factors that the Company may not be able to forecast at this time. See the risk factor “The Covid-19 pandemic and health and safety measures intended to slow its spread have adversely affected, and may continue to adversely affect, our business, results of operations and financial condition.” under Part I. Item 1A. “Risk Factors” included in this Annual Report on Form 10-K. While Covid-

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

19 has had an adverse effect on the Company’s business, financial condition and results of operations, the Company is unable to predict the extent or duration of future impacts at this time.

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

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2. RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements Recently Adopted

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”). ASU 2019-12 amends the accounting for income taxes by, among other things, removing: (i) The exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items (for example, discontinued operations or other comprehensive income); (ii) The exception to the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment; (iii) The exception to the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary; and (iv) The exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. The Company adopted this standard effective January 2, 2021. The adoption of this standard did not have a material impact to the Company’s Consolidated Financial Statements.

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

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. SUPPLEMENTAL FINANCIAL STATEMENT DATA

Accounts Receivable

Accounts receivable consisted of the following:

	December 31,	January 1,
	2021	2021
	(in thousands)
Billed	$68,325	$55,231
Unbilled (1)	54,817	56,262
Contract retentions	4,472	6,164
Other assets (2)	12,630	4,524
	140,244	122,181
Allowance for doubtful accounts	(1,115)	(2,127)
	$139,129	$120,054

(1)	Unbilled portion represents contract assets which is presented separately from accounts receivable on the consolidated balance sheets.
(2)	Other assets represents a portion of receivables greater than one year from the normal course of business presented separately from current assets on the consolidated balance sheets.

The movements in the allowance for doubtful accounts consisted of the following:

	Fiscal Year
	2021	2020	2019
	(in thousands)
Balance as of the beginning of the year	$2,127	$1,147	$442
(Recovery of) provision for doubtful accounts	102	1,329	1,051
Write-offs of uncollectible accounts	(1,224)	(388)	(346)
Fair value adjustment	110	39	—
Balance as of the end of the year	$1,115	$2,127	$1,147

Billed accounts receivable represent amounts billed to clients that have yet to be collected. Unbilled accounts receivable represent revenue recognized, but not yet billed, pursuant to contract terms or accounts billed after the period end. Substantially all unbilled receivables as of December 31, 2021 are, or were expected to be, billed and collected within twelve months of such date. Contract retentions represent amounts invoiced to clients where payments have been withheld pending the completion of certain milestones, other contractual conditions or upon the completion of the project. These retention agreements vary from project to project and could be outstanding for several months.

Allowances for doubtful accounts have been determined through specific identification of amounts considered to be uncollectible and potential write-offs, plus a non-specific allowance for other amounts for which some potential loss has been determined to be probable based on current and past experience.

Consolidated Edison of New York accounted for 44.4% and 31.0% of the Company’s outstanding receivables as of December 31, 2021 and January 1, 2021, respectively.

From time to time, in connection with factoring agreements, the Company sells trade accounts receivable without recourse to third party purchasers in exchange for cash. During 2021 and 2020, the Company sold trade accounts receivable and received cash proceeds of $8.0 million and $10.6 million, respectively. The discounts on the trade accounts receivable sold during 2021 and 2020 were $0.8 million and $1.7 million, respectively. Discounts on the trade accounts receivable were recorded within “Other, net” in other income (expense) in the consolidated financial statements.

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Equipment and Leasehold Improvements

Equipment and leasehold improvements were as follows:

	December 31,	January 1,
	2021	2021
	(in thousands)
Furniture and fixtures	$4,070	$4,088
Computer hardware and software	26,425	18,047
Leasehold improvements	3,011	2,994
Equipment under finance leases	3,286	2,370
Automobiles, trucks, and field equipment	3,099	3,216
Subtotal	39,891	30,715
Accumulated depreciation and amortization	(23,134)	(18,209)
Equipment and leasehold improvements, net	$16,757	$12,506

Depreciation expense of equipment and leasehold improvements totaled $5.6 million, $5.0 million, and $3.4 million in fiscal years 2021, 2020, and 2019, respectively.

Included in accumulated depreciation and amortization is $0.6 million, $0.6 million and $0.5 million of amortization expense related to equipment held under finance leases in fiscal years 2021, 2020, and 2019, respectively.

Accrued Liabilities

Accrued liabilities were as follows:

	December 31,	January 1,
	2021	2021
	(in thousands)
Accrued subcontractor costs	$19,727	$19,124
Accrued bonuses	7,767	5,211
Other	2,750	4,899
Employee withholdings	2,665	2,768
Compensation and payroll taxes	2,244	1,983
Accrued workers’ compensation insurance	527	470
Total accrued liabilities	$35,680	$34,455

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

On January 31, 2019, the Company entered into an interest rate swap agreement that the Company designated as cash flow hedge to fix the variable interest rate on a portion of the Company’s 2018 Term Loan Facility. The interest rate swap agreement total notional amount of $35.0 million, has a fixed annual interest rate of 2.47% and expires on January 31, 2022. As of December 31, 2021, the effective portion of the Company’s interest rate swap agreement designated as a cash flow hedge before tax effects was $0.6 million, of which no amounts were reclassified from accumulated other comprehensive income to interest expense in fiscal 2021. The Company expects to reclassify $50,000 from accumulated other comprehensive income to interest expense by January 31, 2022.

The fair values of the Company’s outstanding derivatives designated as hedging instruments were as follows:

		Fair Value of Derivative
		Instruments as of
	Balance Sheet Location	December 31, 2021	January 1, 2021
		(in thousands)
Interest rate swap agreement	Accrued liabilities	$(50)	$(624)
Interest rate swap agreement	Other noncurrent (liabilities) assets	$—	$(48)

The impact of the effective portions of derivative instruments in cash flow hedging relationships and fair value relationships on other comprehensive income was $0.5 million for the year ended December 31, 2021.

The accumulated balances and reporting period activities for the year ended December 31, 2021 related to reclassifications out of accumulated other comprehensive income (loss) are summarized as follows:

	Gain (Loss) on	Accumulated Other
	Derivative Instruments	Comprehensive Loss
	(in thousands)
Balances at December 28, 2018	$—	$—
Other comprehensive loss before reclassifications	(546)	(546)
Amounts reclassified from accumulated other comprehensive income:	0	0
Income tax benefit (expense) related to derivative instruments	150	150
Net current-period other comprehensive loss	(396)	(396)
Balances at December 27, 2019	$(396)	$(396)
Other comprehensive loss before reclassifications	(126)	(126)
Amounts reclassified from accumulated other comprehensive income:	0	0
Income tax benefit (expense) related to derivative instruments	34	34
Net current-period other comprehensive loss	(488)	(488)
Balances at January 1, 2021	$(488)	$(488)
Other comprehensive income before reclassifications	622	622
Amounts reclassified from accumulated other comprehensive income:	0	0
Income tax benefit (expense) related to derivative instruments	(172)	(172)
Net current-period other comprehensive loss	(38)	(38)
Balances at December 31, 2021	$(38)	$(38)

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. DEBT OBLIGATIONS

Debt obligations, excluding obligations under finance leases (see Note 7, Leases, below), consisted of the following:

	December 31,	January 1,
	2021	2021
	(in thousands)
Outstanding borrowings on Term A Loan	$75,000	$85,000
Outstanding borrowings on Revolving Credit Facility	—	—
Outstanding borrowings on Delayed Draw Term Loan	24,000	27,000
Other debt agreements	2,161	1,996
Total debt	101,161	113,996
Issuance costs and debt discounts	(587)	(822)
Subtotal	100,574	113,174
Less current portion of long-term debt	15,036	14,996
Long-term debt portion	$85,538	$98,178

Credit Facilities

On June 26, 2019, the Company and certain of its subsidiaries entered into an Amended and Restated Credit Agreement (as amended by the First Amendment, dated as of August 15, 2019, the Second Amendment, dated as of November 6, 2019, the Third Amendment, dated as of May 6, 2020, and the Fourth Amendment, dated April 30, 2021, the “Credit Agreement”) with a syndicate of financial institutions as lenders and BMO Harris Bank, N.A. (“BMO”), as administrative agent. The Credit Agreement provides for (i) a $100.0 million secured term loan (the “Term A Loan”), (ii) up to $50.0 million in delayed draw secured term loans (the “Delayed Draw Term Loan”), and (iii) a $50.0 million secured revolving credit facility (the “Revolving Credit Facility” and, collectively with the Term A Loan and the Delayed Draw Term Loan, the “Credit Facilities”), each maturing on June 26, 2024. The Company’s obligations under the Credit Agreement are guaranteed by its present and future domestic subsidiaries, with limited exceptions.

Prior to the Fourth Amendment to the Amended and Restated Credit Agreement, dated as of April 30, 2021 (the “Fourth Amendment”), the Credit Agreement required the Company to comply with certain financial covenants, including requiring that the Company maintain a (i) total leverage ratio (the “Leverage Ratio”), defined as the ratio of total funded debt to Adjusted EBITDA (as defined in the Credit Agreement), of 6.00 to 1.00 through June 26, 2020, 7.75 to 1.00 through September 25, 2020, 7.50 to 1.00 through January 1, 2021, 6.25 to 1.00 through April 2, 2021, 4.00 to 1.00 through July 2, 2021, and 3.25 to 1.00 through October 1, 2021 and thereafter and (ii) fixed charge coverage ratio (“FCCR Ratio”), defined as the ratio of Adjusted EBITDA less Unfinanced Capital Expenditures (as defined in the Credit Agreement) to Fixed Charges (as defined in the Credit Agreement), of not less than 1.20 to 1.00, in each case tested quarterly, except during the period from May 6, 2020 until July 2, 2021 (the “Initial Covenant Relief Period”), when the maximum Leverage Ratio was increased and the covenant to maintain a minimum FCCR Ratio was replaced with a covenant to maintain a minimum Adjusted EBITDA (as defined in the Third Amendment). In addition, during the Initial Covenant Relief Period, no delayed draw term loans could be borrowed under the Credit Facilities and the Company was prohibited from engaging in share repurchases or making any Permitted Acquisitions (as defined in the Credit Agreement). Additionally, during the Initial Covenant Relief Period, the aggregate amount of all capital expenditures made by the Company could not exceed $7.0 million, and the Company was prohibited from making any earn-out payments if, after giving effect to such earn-out payment, the Company’s liquidity would be less than $5.0 million or the aggregate amount of all earn-out payments made by the Company during the Initial Covenant Relief Period would exceed $7.0 million.

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Pursuant to the Fourth Amendment, the Initial Covenant Relief Period was extended from July 2, 2021 to and including the earlier of (i) April 1, 2022 and (ii) the last day of the fiscal quarter in which the Company delivers an irrevocable election to terminate the covenant relief granted by the Fourth Amendment (the “Second Covenant Relief Period,” and together with the Initial Covenant Relief Period, the “Amended Covenant Relief Period”). The Fourth Amendment also (A) increases the maximum Leverage Ratio the Company is permitted to maintain to 4.50 to 1.00 through June 30, 2021, 5.25 to 1.00 through September 30, 2021, 4.50 to 1.00 through December 31, 2021, 4.25 to 1.00 through March 31, 2022, and 3.25 to 1.00 through June 30, 2022 and thereafter, (B) establishes the minimum Adjusted EBITDA thresholds (as defined in the Third Amendment) for the remainder of the Amended Covenant Relief Period, (C) removes the previous prohibition during the Initial Covenant Relief Period on the Company’s ability to make delayed draw term loan borrowings, (D) removes the previous prohibition during the Initial Covenant Relief Period on the Company’s ability to make Permitted Acquisitions (as defined in the Credit Agreement) and to purchase, redeem or otherwise acquire the Company’s common stock, in each case, subject to certain conditions, and (E) increases the maximum amount of earn-out payments the Company is permitted to make during the Amended Covenant Relief Period from $7.0 million to $17.0 million, provided that the Company’s liquidity would not be less than $10.0 million after giving effect to such earn-out payment. Additionally, during the remainder of the Amended Covenant Relief Period, the aggregate amount of all capital expenditures made by the Company may not exceed $15.0 million.

In accordance with the Fourth Amendment, borrowings under the Credit Agreement will bear interest at all times other than during the Initial Covenant Relief Period, at either a Base Rate or LIBOR, each as defined in the Credit Agreement, at the Company’s option, and in each case plus an applicable margin, which applicable margin will range from 0.125% to 1.25% with respect to Base Rate borrowings and 1.125% to 2.25% with respect to LIBOR borrowings, depending on the Leverage Ratio; provided, that LIBOR cannot be less than 0.00%. The Company will also pay a commitment fee for the unused portion of the Revolving Credit Facility and the delayed draft term loan facility, which will range from 0.15% to 0.40% per annum depending on the Leverage Ratio, and fees on the face amount of any letters of credit outstanding under the Revolving Credit Facility, which will range from 0.84% to 1.688% per annum, in each case, depending on whether such letter of credit is a performance or financial letter of credit and the Leverage Ratio.

The Credit Agreement includes customary events of default and also contains other customary restrictive covenants including (i) restrictions on the incurrence of additional indebtedness and additional liens on property, (ii) restrictions on permitted acquisitions and other investments and (iii) limitations on asset sales, mergers and acquisitions. Further, the Credit Agreement limits the Company’s payment of future dividends and distributions and share repurchases by the Company. Subject to certain exceptions, borrowings under the Credit Agreement are also subject to mandatory prepayment from (a) any issuances of debt or equity securities, (b) any sale or disposition of assets, (c) insurance and condemnation proceeds (d) representation and warranty insurance proceeds related to insurance policies issued in connection with acquisitions and (e) excess cash flow.

The Term A Loan issuance costs are amortized to interest expense over the term of the loan, and as of December 31, 2021, issuance costs of $0.6 million remained unamortized. The Delayed Draw Term Loan and Revolving Credit Facility issuance cost of $0.3 million are included in assets in the accompanying consolidated balance sheets.

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

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company believes that, as of December 31, 2021, it was in compliance with all covenants contained in the Credit Agreement, as amended by the Fourth Amendment.

As of December 31, 2021, the Company’s composite interest rate, exclusive of the effects of upfront fees, undrawn fees and issuance cost amortization, was 3.0% and $4.1 million in letters of credit were issued.

Other Debt Agreements

The Company’s other debt agreements are related to financed insurance premiums, a financed software agreement, and a utility customer agreement and are immaterial to the Company’s Consolidated Financial Statements.

Future Debt Payments

The following table summarizes the combined principal installments for the Company’s debt obligations, excluding capital leases, over the next five years and beyond, as of December 31, 2021:

Fiscal Year:
2022	15,036
2023	13,070
2024	73,055
Total debt maturities	101,161
Issuance costs and debt discounts	(587)
Net carrying value	$100,574

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. GOODWILL AND OTHER INTANGIBLE ASSETS

As of December 31, 2021, the Company had $130.1 million of goodwill, which primarily relates to the Energy segment and the acquisitions within this segment of E3, Inc., Lime Energy, NAM, Integral Analytics and Abacus Resource Management Company (“Abacus”) and substantially all of the assets of Onsite Energy, The Weidt Group, Genesys and 360 Energy Engineers, LLC (“360 Energy”). The remaining goodwill relates to the Engineering and Consulting reporting segment and the acquisition within this segment of Economists LLC.

The changes in the carrying value of goodwill by reporting unit were as follows:

	January 1,	Additional	Additions /	December 31,
	2021	Purchase Cost	Adjustments	2021
	(in thousands)
Reporting Unit:
Energy	$129,375	$—	$—	$129,375
Engineering and Consulting	749	—	—	749
	$130,124	$—	$—	$130,124

	December 27,	Additional	Additions /	January 1,
	2019	Purchase Cost	Adjustments	2021
	(in thousands)
Reporting Unit:
Energy	$126,898	$—	$2,477	$129,375
Engineering and Consulting	749	—	—	749
	$127,647	$—	$2,477	$130,124

The Company tests its goodwill at least annually for possible impairment. The Company completes its annual testing of goodwill as of the last day of the first month of its fourth fiscal quarter each year to determine whether there is impairment. In addition to the Company’s annual test, it regularly evaluates whether events and circumstances have occurred that may indicate a potential impairment of goodwill, including the current economic impact caused by the Covid-19 pandemic. No impairment was recorded in any year during the three-year period end December 31, 2021.

The gross amounts and accumulated amortization of the Company’s acquired identifiable intangible assets with finite useful lives, included in other intangible assets, net in the accompanying consolidated balance sheets, were as follows:

	December 31, 2021		January 1, 2021
	Gross	Accumulated	Gross	Accumulated	Amortization
	Amount	Amortization	Amount	Amortization	Period
					(in years)
Finite:
Backlog	$7,944	$7,222	$7,944	$6,249	1.0
Tradename	15,911	8,997	15,911	6,984	2.5	-	6.0
Non-compete agreements	1,420	1,413	1,420	1,390	4.0	-	5.0
Developed technology	15,500	8,950	15,500	6,107	8.0
Customer relationships	58,149	19,939	58,149	14,248	5.0	-	8.0
Total finite intangible assets	98,924	46,521	98,924	34,978
In-process research and technology (1)	310	—	310	—
Total intangible assets	$99,234	$46,521	$99,234	$34,978

(1)	In-process research and technology is not amortized until put into use.

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

The Company’s amortization expense for acquired identifiable intangible assets with finite useful lives was $11.5 million, $13.7 million and $11.6 million for the fiscal years 2021, 2020 and 2019, respectively.

Estimated amortization expense for acquired identifiable intangible assets for fiscal year 2022 and the succeeding years is as follows:

Future Intangible Asset
Amortization expense
(in thousands)
Fiscal year:
2022	$11,227
2023	9,928
2024	6,806
2025	6,235
2026	5,513
Thereafter	13,004
$52,713

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7. LEASES

The Company leases certain office facilities under long-term, non-cancellable operating leases that expire at various dates through the year 2027. In addition, the Company is obligated under finance leases for certain furniture and office equipment that expire at various dates through the year 2025.

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

From time to time, the Company enters into non-cancelable leases for some of our facility and equipment needs. These leases allow the Company to conserve cash by paying a monthly lease rental fee for the use of facilities and equipment rather than purchasing them. The Company’s leases have remaining terms ranging from one to eight years, some of which may include options to extend the leases for up to five years, and some of which may include options to terminate the leases within one year. Currently, all of the Company’s leases contain fixed payment terms. The Company may decide to cancel or terminate a lease before the end of its term, in which case we are typically liable to the lessor for the remaining lease payments under the term of the lease. Additionally, all of our month-to-month leases are cancelable by the Company or the lessor, at any time, and are not included in our right-of-use asset or lease liability. As of December 31, 2021, the Company had no leases with residual value guarantees. Typically, the Company has purchase options on the equipment underlying its long-term leases. The Company may exercise some of these purchase options when the need for equipment is on-going and the purchase option price is attractive. Nonperformance-related default covenants, cross-default provisions, subjective default provisions and material adverse change clauses contained in material lease agreements, if any, are also evaluated to determine whether those clauses affect lease classification in accordance with “ASC” Topic 842-10-25. Leases are accounted for as operating or financing leases, depending on the terms of the lease.

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

The following is a summary of the lease expense:

	Fiscal Year
	2021	2020	2019
	(in thousands)
Operating lease cost	$6,497	$7,031	$5053
Finance lease cost:
Amortization of assets	577	589	509
Interest on lease liabilities	34	29	36
Total net lease cost	$7,108	$7,649	$5,598

The following is a summary of lease information presented on the Company’s consolidated balance sheet:

	December 31,	January 1,
	2021	2021
	(in thousands)
Operating leases:
Right-of-use assets	$15,177	$20,130

Lease liability	$5,575	$5,844
Lease liability, less current portion	10,768	15,649
Total lease liabilities	$16,343	$21,493

Finance leases (included in equipment and leasehold improvements, net):
Equipment and leasehold improvements, net	$3,286	$2,370
Accumulated depreciation	(1,947)	(1,826)
Total equipment and leasehold improvements, net	$1,339	$544

Finance lease obligations	$539	$248
Finance lease obligations, less current portion	778	236
Total finance lease obligations	$1,317	$484

Weighted average remaining lease term (in years):
Operating Leases	3.79	4.40
Finance Leases	2.62	2.02

Weighted average discount rate:
Operating Leases	4.28%	4.44%
Finance Leases	2.78%	3.74%

Rent expense for fiscal years 2021, 2020 and 2019 was $6.8 million, and $7.6 million, and $6.2 million, respectively.

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following is a summary of other information and supplemental cash flow information related to finance and operating leases:

	Fiscal Year
	2021	2020	2019

	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$6,727	$6,972	$5,151
Operating cash flow from finance leases	34	29	36
Financing cash flow from finance leases	545	549	639

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$783	$3,186	$4,918

The following is a summary of the maturities of lease liabilities as of December 31, 2021:

	Operating	Finance
	(in thousands)
Fiscal year:
2022	$6,235	$567
2023	4,372	489
2024	2,657	231
2025	1,967	63
2026	2,037	15
2027 and thereafter	453	—
Total lease payments	17,721	1,365
Less: Imputed interest	(1,378)	(48)
Total lease obligations	16,343	1,317
Less: Current obligations	5,575	539
Noncurrent lease obligations	$10,768	$778

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

The Company made matching contributions of $2.0 million, $1.5 million, and $2.0 million during fiscal years 2021, 2020 and 2019, respectively.

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

As of December 31, 2021, the Company had one VIE — Genesys.

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. SEGMENT AND GEOGRAPHICAL INFORMATION

Segment Information

The Company’s two segments are Energy and Engineering and Consulting, and the Company’s chief operating decision maker, which continues to be its chief executive officer, receives and reviews financial information in this format.

There were no intersegment sales in any of the three fiscal years ended December 31, 2021. The Company’s chief operating decision maker evaluates the performance of each segment based upon income or loss from operations before income taxes. Certain segment asset information including expenditures for long-lived assets has not been presented as it is not reported to or reviewed by the chief operating decision maker. In addition, enterprise-wide service line contract revenue is not included as it is impracticable to report this information for each group of similar services.

Financial information with respect to the reportable segments and reconciliation to the amounts reported in the Company’s consolidated financial statements follows:

		Engineering	Unallocated		Consolidated
	Energy	& Consulting	Corporate	Intersegment	Total
	(in thousands)
Fiscal Year 2021
Contract revenue	$286,385	$67,370	$—	$—	$353,755
Depreciation and amortization	16,156	990	—	—	17,146
Interest expense	8	—	3,861	—	3,869
Segment profit (loss) before income tax expense	(4,808)	9,135	(16,731)	—	(12,404)
Income tax (benefit) expense	(1,546)	2,936	(5,377)	—	(3,987)
Net income (loss)	(3,263)	6,198	(11,352)	—	(8,417)
Segment assets (1)	363,232	21,423	32,897	(23,130)	394,422
Fiscal Year 2020
Contract revenue	$324,178	$66,802	$—	$—	$390,980
Depreciation and amortization	17,666	1,077	—	—	18,743
Interest expense	32	—	5,036	—	5,068
Segment profit (loss) before income tax expense	(9,963)	9,500	(19,206)	—	(19,669)
Income tax (benefit) expense	(2,621)	2,499	(5,051)	—	(5,173)
Net income (loss)	(7,343)	7,002	(14,155)	—	(14,496)
Segment assets (1)	337,739	21,796	66,619	(23,130)	403,024
Fiscal Year 2019
Contract revenue	$370,715	$72,384	$—	$—	$443,099
Depreciation and amortization	13,703	1,324	—	—	15,027
Interest expense	32	—	4,868	—	4,900
Segment profit before income tax expense	11,971	8,839	(16,154)	—	4,656
Income tax expense (benefit)	3,308	2,442	(5,935)	—	(185)
Net income (loss)	8,664	6,397	(10,220)	—	4,841
Segment assets (1)	392,362	23,682	46,999	(23,130)	439,913
(1)	Segment assets are presented net of intercompany receivables.

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables provides information about disaggregated revenue by contract type, client type and geographical region:

	2021
	Energy	Engineering and Consulting	Total
	(in thousands, except percentage)
Contract Type
Time-and-materials	$34,004	$52,209	$86,213
Unit-based	180,311	10,688	190,999
Fixed price	72,069	4,474	76,543
Total (1)	$286,384	$67,371	$353,755

Client Type
Commercial	$24,541	$5,323	$29,864
Government	65,249	61,899	127,148
Utilities (2)	196,594	149	196,743
Total (1)	$286,384	$67,371	$353,755

Geography (3)
Domestic	$286,384	$67,371	$353,755

	2020
	Energy	Engineering and Consulting	Total
	(in thousands, except percentage)
Contract Type
Time-and-materials	$47,912	$53,840	$101,752
Unit-based	170,991	9,195	180,186
Fixed price	105,275	3,767	109,042
Total (1)	$324,178	$66,802	$390,980

Client Type
Commercial	$36,212	$5,155	$41,367
Government	93,821	61,412	155,233
Utilities (2)	194,145	235	194,380
Total (1)	$324,178	$66,802	$390,980

Geography (3)
Domestic	$324,178	$66,802	$390,980

	2019
	Energy	Engineering and Consulting	Total
	(in thousands, except percentage)
Contract Type
Time-and-materials	$18,625	$54,560	$73,185
Unit-based	272,978	14,391	287,369
Fixed price	79,112	3,433	82,545
Total	$370,715	$72,384	$443,099

Client Type
Commercial	$39,311	$4,895	$44,206
Government	57,020	67,049	124,069
Utilities	274,384	440	274,824
Total	$370,715	$72,384	$443,099

Geography (1)
Domestic	$370,715	$72,384	$443,099
(1)	Revenue from our foreign operations were immaterial for fiscal years 2021, 2020 and 2019.

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following sets forth the assets that are included in Unallocated Corporate as of December 31, 2021 and January 1, 2021.

	2021	2020
	(in thousands)
Assets:
Cash and cash equivalents	$11,221	$28,405
Accounts Receivable, net	(40,441)	(12,144)
Prepaid expenses	2,811	2,422
Intercompany receivables	1,131,100	691,440
Goodwill	2	2
Other receivables	4,328	4,409
Equipment and leasehold improvements, net	1,190	1,585
Investments in subsidiaries	36,084	26,576
ROU Assets	452	809
Other	399	444
Deferred income taxes	16,849	14,111
	$1,163,995	$758,059

Geographical Information

Substantially all of the Company’s consolidated revenue was derived from its operations in the U.S. In connection with the Company’s acquisition of E3, Inc. in October 28, 2019, the Company expanded its operations into Canada. Revenues from the Company’s Canadian operations were not material for fiscal years 2021, 2020 and 2019.

Customer Concentration

For fiscal years 2021, 2020, and 2019, the Company’s top 10 customers accounted for 49.2%, 48.0%, and 50.6%, respectively, of the Company’s consolidated contract revenue. During fiscal years 2021, 2020, 2019, the Company had individual customers that accounted for more than 10% of its consolidated contract revenues. For fiscal year 2021, the Company derived 10.8% of its consolidated contract revenue from one customer, Los Angeles Department of Water and Power (“LADWP”). For fiscal year 2020, the Company derived 10.2% of its consolidated contract revenue from one customer, LADWP. For fiscal year 2019, the Company derived 29.1% of its consolidated contract revenue from two customers, Consolidated Edison of New York and LADWP.

On a segment basis, the Company also had individual customers that accounted for more than 10% of its segment contract revenues. For fiscal year 2021, the Company derived 34.5% of its Energy segment revenues from three customers, LADWP, Duke Energy and Consolidated Edison of New York, and it derived 10.3% of its Engineering and Consulting segment revenues from one customer, the City of Elk Grove. For fiscal year 2020, the Company derived 22.5% of its Energy segment revenues from two customers, LADWP and The Dormitory Authority State of New York (“DASNY”), and it derived 18.2% of its Engineering and Consulting segment revenues from one customer, the City of Elk Grove. For fiscal year 2019, the Company derived 34.7% of its Energy segment revenues from two customers, Consolidated Edison of New York and LADWP, and it derived 25.0% of its Engineering and Consulting segment revenues from one customer, the City of Elk Grove.

The Company’s largest clients are based in California and New York. In fiscal year 2021, 2020, and 2019, services provided to clients in California accounted for 36.8%, 37.0%, and 41.1%, respectively, of the Company’s contract revenue and services provided to clients in New York accounted for 21.0%, 19.2%, and 27.2%, respectively, of the Company’s contract revenue.

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10. SHAREHOLDERS’ EQUITY

Stock Incentive Plans

As of December 31, 2021, the Company had two share-based compensation plans, which are described below. The Company may no longer grant awards under the 2006 Stock Incentive Plan.

2006 Stock Incentive Plan

In June 2006, the Company’s board of directors adopted the 2006 Stock Incentive Plan (“2006 Plan”) and it received stockholder approval. The Company re-submitted the 2006 Plan to its stockholders for post-IPO approval at the 2007 annual meeting of the stockholders and it was approved. The 2006 Plan terminated in June 2016 and no additional awards were granted under the 2006 Plan after the Company’s shareholders approved the 2008 Plan (as defined below) in June 2008. The 2006 Plan had 300,000 shares of common stock reserved for issuance to the Company’s directors, executives, officers, employees, consultants and advisors. Approximately 182,735 shares that were available for award grant purposes under the 2006 Plan have become available for grant under the 2008 Plan following shareholder approval of the 2008 Plan. Options granted under the 2006 Plan could be “non-statutory stock options” which expire no more than 10 years from the date of grant or “incentive stock options” as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). Upon exercise of non-statutory stock options, the Company is generally entitled to a tax deduction on the exercise of the option for an amount equal to the excess over the exercise price of the fair market value of the shares at the date of exercise. The Company is generally not entitled to any tax deduction on the exercise of an incentive stock option.

As of December 31, 2021, there were no outstanding stock options under the 2006 Plan.

Amended and Restated 2008 Performance Incentive Plan

In March 2008, the Company’s board of directors adopted the 2008 Performance Incentive Plan (“2008 Plan”), and it received stockholder approval at the 2008 annual meeting of the stockholders in June 2008. The 2008 Plan was originally set to terminate on April 17, 2027 but received a ten-year extension at the 2019 annual meeting of the stockholders. The 2008 Plan is currently scheduled to expire on April 18, 2029. The 2008 Plan initially had 450,000 shares of common stock reserved for issuance (not counting any shares originally available under the 2006 Plan that “poured over.”) At the 2010, 2012, 2016, 2017, 2019 annual meetings of the stockholders, the stockholders approved 350,000, 500,000, 500,000, 875,000 and 955,000 share increases, respectively, to the 2008 Plan. The maximum number of shares of the Company’s common stock that may be issued or transferred pursuant to awards under the 2008 Plan can also be increased by any shares subject to stock options granted under the 2006 Plan and outstanding as of June 9, 2008 which expire, or for any reason are cancelled or terminated, after June 9, 2008 without being exercised. The 2008 Plan currently has 183,000 shares of common stock reserved for issuance. Awards authorized by the 2008 Plan include stock options, stock appreciation rights, restricted stock, stock bonuses, stock units, performance stock, and other share-based awards. No participant may be granted an option to purchase more than 300,000 shares in any fiscal year. Options generally may not be granted with exercise prices less than fair market value at the date of grant, with vesting provisions and contractual terms determined by the compensation committee of the board of directors on a grant-by-grant basis, subject to the minimum vesting provisions contained in the 2008 Plan. Options granted under the 2008 Plan may be “nonqualified stock options” or “incentive stock options” as defined in Section 422 of the Internal Revenue Code. The maximum term of each option shall be 10 years. Upon exercise of nonqualified stock options, the Company is generally entitled to a tax deduction on the exercise of the option for an amount equal to the excess over the exercise price of the fair market value of the shares at the date of exercise. The Company is generally not entitled to any tax deduction on the exercise of an incentive stock option. For awards other than stock options, the Company is generally entitled to a tax deduction at the time the award holder recognizes income with respect to the award equal to the amount of compensation income recognized by the award holder. Options and other awards provide for accelerated vesting if there is a change in control (as defined in the 2008 Plan) and the outstanding awards are not substituted or assumed in connection with the transaction.

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Through December 31, 2021, outstanding awards granted, net of forfeitures and exercises, under the 2008 Plan consisted of 46,000 shares of incentive stock options, 803,000 shares of non-statutory stock options, 110,000 shares of restricted stock awards and 212,000 shares of performance-based restricted stock units.

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

As of December 31, 2021, there were 479,000 shares available for issuance under the plan.

Stock-based Compensation Expense

The compensation expense that has been recognized for stock options, restricted stock awards (“RSA”), performance-based restricted stock units (“PBRSU”), and ESPP issued under these plans was $16.6 million, $16.1 million, and $12.1 million for fiscal years 2021, 2020, and 2019, respectively.

The Company did not have any unrecognized compensation expense related to nonvested stock options for fiscal year 2021. The total unrecognized compensation expense related to nonvested stock options was $0.4 million, and $1.5 million for fiscal years 2020, and 2019, respectively.

The total unrecognized compensation expense related to RSAs was $3.3 million, $3.6 million, and $1.5 million, for fiscal years 2021, 2020, and 2019, respectively.

The total unrecognized compensation expense related to PBRSUs was $2.2 million, $13.2 million, and $21.5 million for the fiscal years 2021, 2020, and 2019, respectively. That expense is expected to be recognized over a weighted-average period of 0.18 years.

There were no options granted that were immediately vested during the fiscal years 2021, 2020, or 2019.

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Summary of Stock Option Activity

A summary of option activity under the 2006 Plan and 2008 Plan as of December 31, 2021 and changes during the fiscal years ended December 31, 2021, January 1, 2021 and December 27, 2019 is presented below. The intrinsic value of the fully-vested options is $13.0 million based on the Company’s closing stock price of $35.20 and the average exercise price of outstanding options on December 31, 2021.

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual
	Options	Price	Term
	(in thousands)		(in years)
Outstanding at January 1, 2021	1,003	$18.86	5.43
Granted	—	—	—
Exercised	(150)	12.86	—
Forfeited or expired	(4)	24.33	—
Outstanding at December 31, 2021	849	$19.89	4.68
Vested and expected to vest at December 31, 2021	849	$19.89	4.68
Exercisable at December 31, 2021	849	$19.89	4.68

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual
	Options	Price	Term
	(in thousands)		(in years)
Outstanding at December 27, 2019	1,124	$17.80	6.06
Granted	—	—	—
Exercised	(119)	9.12	—
Forfeited or expired	(2)	2.71	—
Outstanding at January 1, 2021	1,003	$18.86	5.43
Vested and expected to vest at January 1, 2021	1,003	$18.86	5.43
Exercisable at January 1, 2021	952	$18.16	5.31

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual
	Options	Price	Term
	(in thousands)		(in years)
Outstanding at December 28, 2018	1,252	$16.87	6.62
Granted	—	—	—
Exercised	(115)	8.08	—
Forfeited or expired	(13)	14.97	—
Outstanding at December 27, 2019	1,124	$17.80	6.06
Vested and expected to vest at December 27, 2019	1,124	$17.80	6.06
Exercisable at December 27, 2019	958	$15.48	5.68

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of the status of the Company’s nonvested options and changes in nonvested options is presented below:

		Weighted-
		Average
		Grant-Date
	Options	Fair Value
	(in thousands)
Nonvested at January 1, 2021	52	$31.73
Granted	—	—
Vested	(52)	31.73
Forfeited	—	—
Nonvested at December 31, 2021	—	—

		Weighted-
		Average
		Grant-Date
	Options	Fair Value
	(in thousands)
Nonvested at December 27, 2019	166	$12.15
Granted	—	—
Vested	(114)	30.97
Forfeited	—	—
Nonvested at January 1, 2021	52	31.73

		Weighted-
		Average
		Grant-Date
	Options	Fair Value
	(in thousands)
Nonvested at December 28, 2018	414	$8.69
Granted	—	—
Vested	(242)	9.43
Forfeited	(6)	10.87
Nonvested at December 27, 2019	166	12.15

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Summary of Restricted Stock Activity

A summary of restricted stock activity under the 2008 Plan as of December 31, 2021 is presented below:

		Weighted-
		Average
	Restricted Stock	Grant Date Fair Value
	(in thousands)
Outstanding at January 1, 2021	128	$33.21
Awarded	63	41.02
Vested	(75)	32.09
Forfeited	(6)	36.69
Outstanding at December 31, 2021	110	$38.30

Outstanding at December 27, 2019	58	$33.33
Awarded	99	32.89
Vested	(29)	32.35
Forfeited	—	—
Outstanding at January 1, 2021	128	$33.21

Outstanding at December 28, 2018	64	$22.28
Awarded	37	35.60
Vested	(43)	18.90
Forfeited	—	—
Outstanding at December 27, 2019	58	$33.33

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Summary of Performance-Based Restricted Stock Unit Activity

A summary of performance-based restricted stock unit activity under the 2008 Plan as of December 31, 2021 is presented below:

	Performance-Based	Weighted-Average
	Restricted Stock Unit	Grant Date Fair Value
	(in thousands)
Outstanding at January 1, 2021	379	$20.68
Awarded	270	34.84
Released	(411)	29.08
Forfeited	(26)	29.93
Outstanding at December 31, 2021	212	$31.31

Outstanding at December 27, 2019	431	$20.68
Awarded	413	29.22
Released	(447)	28.26
Forfeited	(18)	28.62
Outstanding at January 1, 2021	379	$20.68

Outstanding at December 28, 2018	280	$21.94
Awarded	329	28.99
Released	(175)	38.20
Forfeited	(3)	27.28
Outstanding at December 27, 2019	431	$20.68

Fair Value Valuation Assumptions

Stock Option Grants

The fair value of each option is calculated using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatility is based upon historical volatility of “guideline companies” since the length of time the Company’s shares have been publicly traded is equal to the contractual term of the options. The expected term of the option, taking into account both the contractual term of the option and the effects of employees’ expected exercise and expected post-vesting termination behavior is estimated based upon the simplified method. Under this approach, the expected term is presumed to be the mid-point between the vesting date and the end of the contractual term. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. No options were granted during fiscal years 2021 or 2020. The fair value of stock options granted in fiscal year 2019 was estimated using the following assumptions:

2019
Expected volatility	34%
Expected dividends	0%
Expected term (in years)	6
Risk-free rate	2.49%

RSA and PBRSU Grants

The Company’s restricted stock awards are valued on the closing price of the Company’s common stock on the date of grant and typically vest over a three-year period.

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s performance-based restricted stock unit awards are valued on the closing price of the Company’s common stock on the date of grant and vest over a performance period. Under the Company’s performance-based restricted stock unit (“PBRSU”) design, awards vests based on two performance metrics. For the PBRSU award granted in fiscal year 2021, 50% of the award will vest based upon the Company’s EBITDA performance over a one-year performance period, and the remaining 50% of the award will vest based upon the Company’s Net Revenue performance over a one-year performance period. For the PBRSU awards granted in fiscal years 2020 and 2019, 50% of each award will vest based upon the Company’s EBITDA performance over a two-year performance period, and the remaining 50% of each award will vest based upon the Company’s earnings per share performance over a two-year performance period, respectively. For the PBRSU award granted in fiscal years 2018, 50% of the award will vest based upon the Company’s EBITDA performance over a four-year performance period, and the remaining 50% of award will vest based upon the Company’s earnings per share performance over a four-year performance period.

ESPP

The fair value of ESPP purchase rights issued is calculated using the Black-Scholes valuation model that uses the assumptions noted in the following table. Purchase right under the ESPP are generally granted on either January 1 or July 1 of each year. The assumptions are as follows:

	2021	2020	2019
Weighted-average expected term (in years)	.5	.5	.5
Risk-Free interest Rate	0.1%	0.9%	2.3%
Stock Price Volatility	31.9%	30.3%	35.6%
Dividend yield	0%	0%	0%
Fair Value	$40.21	$28.39	$33.01

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11. INCOME TAXES

The provision for income taxes is comprised of (1):

	Fiscal Year
	2021	2020	2019

	(in thousands)
Current federal taxes	$(1,606)	$(592)	$(548)
Current state taxes	530	166	551
Current foreign taxes	—	18	—
Deferred federal taxes	(2,656)	(2,939)	(159)
Deferred state taxes	(255)	(1,826)	(29)
	$(3,987)	$(5,173)	$(185)
(1)	Revenue from the Company’s foreign operations were immaterial for fiscal years 2021, 2020 and 2019.

The provision for income taxes reconciles to the amounts computed by applying the statutory federal tax rate of 21% for fiscal years 2021, 2020, and 2019 to the Company’s income before income taxes. The sources and tax effects of the differences for fiscal years 2021, 2020, and 2019 are as follows:

	2021	2020	2019

	(in thousands)
Computed “expected” federal income tax expense	$(2,605)	$(4,130)	$977
Permanent differences	18	122	163
Nondeductible Executive Compensation	1,349	1,386	688
Stock options and disqualifying dispositions	(1,276)	4	(731)
Energy efficient building deduction	(558)	(738)	(1,291)
Current and deferred state income tax expense, net of federal benefit	(660)	(1,205)	466
Federal deferred tax adjustments	—	—	231
Adjustment for uncertain tax positions	—	(142)	(282)
Research and development tax credit	(761)	(527)	(510)
Federal Rate Differential on NOL Carryback	(579)	—	—
Change in Valuation Allowance	1,105	—	—
Other	(20)	57	27
True up income tax accounts	—	—	77
	$(3,987)	$(5,173)	$(185)

Differences between the Company’s effective income tax rate and what would be expected if the federal statutory rate was applied to income before income tax from continuing operations are primarily due to changes in valuation allowance, state income tax expense, research and development tax credits, energy efficient building deductions, stock options and benefits provided by the CARES Act.

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets and liabilities are as follows:

	December 31,	January 1,
	2021	2021

	(in thousands)
Deferred tax assets:
Accounts receivable allowance	$308	$199
Other accrued liabilities	1,638	1,676
Federal and state net operating losses	22,645	18,854
Lease Liability	4,523	5,856
Stock compensation	3,291	3,063
Adjustments to fair value of assets	—	56
Credit Carryforwards	1,345	496
Other	683	211
	34,433	30,411
Valuation allowance	(1,191)	(86)
Net deferred tax assets	$33,242	$30,325
Deferred tax liabilities:
Deferred revenue	$(1,164)	$(2,999)
Fixed assets	(2,875)	(732)
Intangible assets	(5,790)	(6,796)
Lease right-of-use assets	(4,202)	(5,484)
Deferred Labor Costs	(2,362)	—
Other	—	(203)
	(16,393)	(16,214)
Net deferred tax asset	$16,849	$14,111

As of December 31, 2021, the Company had federal and state operating loss carryovers of $85.3 million and $79.5 million, respectively. Out of the federal operating loss, $12.5 million will carryforward indefinitely and the remaining carryovers will expire through 2041.

During each fiscal year, management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize existing deferred tax assets. During fiscal year 2021, the Company has determined that it was more-likely-than-not that the New Jersey net operating losses will not be utilized prior to expiration and, accordingly, has recorded a valuation allowance of $1.1 million. Significant pieces of objective evidence evaluated included the Company’s proportional increase of revenue to other states resulting in a dilution of New Jersey sourced income as well as the Company’s forecasted amount of net operating loss utilization in New Jersey for certain members of the combined group. At the end of fiscal year 2021, the total valuation allowance was $1.2 million, compared to a balance of $86,000 for years 2020 and 2019. The $86,000 valuation allowance recorded in prior years against the California net operating losses remained unchanged as the available positive and negative evidence did not warrant a revision.

During the fiscal year 2021, the Company had no change to its recorded liability for uncertain tax positions. The Company may be subject to examination by the Internal Revenue Service (“IRS”) for calendar years 2018 through 2021. The Company may also be subject to examination on certain state and local jurisdictions for the years 2017 through 2021.

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company's policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2021 and January 1, 2021, the company did not have any unrecognized tax benefits. In addition, during the fiscal year 2021, the Company did not have any additions or reductions of unrecognized tax benefits.

On June 10, 2021, the Company received notice from the State of New York indicating that the Company’s 2017, 2018, and 2019 state tax returns are under examination. As of December 31, 2021, the Company is unable to determine the impact of the examination as the audit is in progress.

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security (CARES) Act (H.R. 748) which includes a number of provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. Under ASC 740, the effects of new legislation are recognized upon enactment. Accordingly, the effects of the CARES Act have been incorporated into the income tax provision computation for the fiscal year ended December 31, 2021. These provisions resulted in the recognition of a $579,000 tax benefit and $1.5 million income tax receivable related to the net operating loss provisions.

On December 27, 2020, President Trump signed into law the Consolidated Appropriations Act, 2021 (CAA 2021) which included a number of provisions including, but not limited to the extension of numerous employment tax credits, the extension of the Section 179D deduction, enhanced business meals deductions, and the deductibility of expenses paid for with Paycheck Protection Program (PPP) loan funds that are forgiven. Accordingly, the effects of the CCA have been incorporated into the income tax provision computation for the fiscal year ended December 31, 2021. The extension of the energy efficiency building deduction under Section 179D resulted in the continuation of this additional benefit for the Company.

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

The following table sets forth the number of weighted-average common shares outstanding used to compute basic and diluted EPS:

	Fiscal Year
	2021	2020	2019

	(in thousands, except per share amounts)
Net income (loss)	$(8,417)	$(14,496)	$4,841
Weighted-average common shares outstanding	12,458	11,793	11,162
Effect of dilutive stock options and restricted stock awards	—	—	604
Weighted-average common shares outstanding-diluted	12,458	11,793	11,766
Earnings (Loss) per share:
Basic	$(0.68)	$(1.23)	$0.43
Diluted	$(0.68)	$(1.23)	$0.41

For the fiscal years 2021 and 2020, the Company reported a net loss, and accordingly, all outstanding equity awards have been excluded because including them would have been anti-dilutive. For the fiscal year 2019, 155,300 options were excluded from the calculation of dilutive potential common shares. These options were not included in the computation of dilutive potential common shares because the assumed proceeds per share exceeded the average market price per share for the respective periods. Accordingly, the inclusion of these options would have been anti-dilutive.

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

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The tables below reflect selected quarterly information for the fiscal years ended December 31, 2021 and January 1, 2021.

	Fiscal Three Months Ended
	April 2,	July 2,	October 1,	December 31,
	2021	2021	2021	2021

	(in thousands except per share amounts)
Contract revenue	$79,086	$84,154	$98,297	$92,218
Income (loss) from operations	(4,189)	(7,072)	1,443	1,127
Income tax expense (benefit)	(1,458)	(3,663)	(236)	1,370
Net income (loss)	(3,766)	(4,601)	840	(890)
Earnings (loss) per share:
Basic	$(0.31)	$(0.37)	$0.07	$(0.07)
Diluted	$(0.31)	$(0.37)	$0.06	$(0.07)
Weighted-average shares outstanding:
Basic	12,147	12,421	12,606	12,660
Diluted	12,147	12,421	13,141	12,660

	Fiscal Three Months Ended
	April 3,	July 3,	October 2,	January 1,
	2020	2020	2020	2021

	(in thousands except per share amounts)
Contract revenue	$106,026	$83,549	$104,508	$96,897
Income (loss) from operations	(8,269)	(3,841)	1,601	(5,718)
Income tax benefit	(1,605)	(90)	(1,586)	(1,892)
Net income (loss)	(8,154)	(4,985)	2,640	(3,997)
Earnings (loss) per share:
Basic	$(0.71)	$(0.43)	$0.22	$(0.33)
Diluted	$(0.71)	$(0.43)	$0.21	$(0.33)
Weighted-average shares outstanding:
Basic	11,510	11,682	11,992	12,011
Diluted	11,510	11,682	12,417	12,011

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15. SUBSEQUENT EVENTS

Borrowing/repayment under Revolving Credit Facility

Subsequent to December 31, 2021, the Company borrowed and repaid $5.0 million under the Revolving Credit Facility. As of March 10, 2022, the borrowing capacity under the Revolving Credit Facility was $50.0 million.

Fifth Amendment to the Credit Agreement

On March 8, 2022, the Company entered into the Fifth Amendment to the Amended and Restated Credit Agreement (the “Fifth Amendment”). The Fifth Amendment extends the Amended Covenant Relief Period from March 31, 2022 to and including the earlier of (i) December 30, 2022 and (ii) the last day of the fiscal quarter in which the Company delivers an irrevocable election to terminate the covenant relief granted by the Fifth Amendment (the “Third Covenant Relief Period,” and together with the Amended Covenant Relief Period, the “Extended Covenant Relief Period”).

The Fifth Amendment also (A) amends the minimum Adjusted EBITDA (as defined in the Fifth Amendment) thresholds for the remainder of the Extended Covenant Relief Period, (B) increases the maximum Leverage Ratio (as defined in the Credit Agreement) the Company is permitted to maintain through the fiscal quarter ending on December 31, 2022, (C) funds to the Company, on the date of closing, the remaining $20.0 million in available funds from the Delayed Draw Term Loan, and (D) amends the pricing structure of borrowings under the Credit Agreement from utilizing as a reference rate the London Inter-Bank Offered Rate (“LIBOR”) to utilizing the Secured Overnight Financing Rate. Additionally, during the remainder of the Covenant Relief Period, the aggregate amount of all capital expenditures made by the Company may not exceed $20.0 million.

Pursuant to the Fifth Amendment, during the Extended Covenant Relief Period, borrowings under the Credit Agreement will bear interest at either a Base Rate or SOFR (plus 0.10% or 0.15% depending on the interest period), each as defined in the Credit Agreement, at the Company’s option, and in each case, plus an applicable margin, which applicable margin will range from 0.125% to 1.50% with respect to Base Rate borrowings and 1.125% to 2.50% with respect to SOFR borrowings, depending on the Leverage Ratio; provided, that SOFR cannot be less than 0.00%. The Company will also pay a commitment fee for the unused portion of the revolving credit facility and the delayed draft term loan facility under the Credit Agreement, which will range from 0.15% to 0.45% per annum depending on the Leverage Ratio, and fees on the face amount of any letters of credit outstanding under the revolving credit facility, which will range from 0.84% to 1.875% per annum, in each case, depending on whether such letter of credit is a performance or financial letter of credit and the Leverage Ratio.

After the Extended Covenant Relief Period, borrowings under the Credit Agreement will bear interest at either a Base Rate or SOFR (plus 0.10% or 0.15% depending on the interest period), each as defined in the Credit Agreement, at the Company’s option, and in each case, plus an applicable margin, which applicable margin will range from 0.125% to 1.25% with respect to Base Rate borrowings and 1.125% to 2.25% with respect to SOFR borrowings, depending on the Leverage Ratio; provided, that SOFR cannot be less than 0.00%. The Company will also pay a commitment fee for the unused portion of the revolving credit facility and the delayed draft term loan facility under the Credit Agreement, which will range from 0.15% to 0.40% per annum depending on the Leverage Ratio, and fees on the face amount of any letters of credit outstanding under the revolving credit facility, which will range from 0.84% to 1.688% per annum, in each case, depending on whether such letter of credit is a performance or financial letter of credit and the Leverage Ratio.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in and/or disagreements with accountants on accounting and financial disclosure during the fiscal year ended December 31, 2021.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures defined in Rule 13a-15(e) under the Exchange Act, as controls and other procedures that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to our management, including our Chairman and Chief Executive Officer, Thomas D. Brisbin, and our Chief Financial Officer, Creighton K. Early, as appropriate to allow timely decisions regarding required disclosure.

In connection with the preparation of this Annual Report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, as of December 31, 2021.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework). Our management has concluded that, as of December 31, 2021, our internal control over financial reporting was effective based on these criteria.

Report of Independent Registered Public Accounting Firm

Crowe LLP, the independent registered public accounting firm that audited the fiscal year 2021 consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2021, which is included herein.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Fifth Amendment to the Credit Agreement

On March 8, 2022, the Company entered into the Fifth Amendment to the Amended and Restated Credit Agreement (the “Fifth Amendment”). The Fifth Amendment extends the Amended Covenant Relief Period from March 31, 2022 to and including the earlier of (i) December 30, 2022 and (ii) the last day of the fiscal quarter in which the Company delivers an irrevocable election to terminate the covenant relief granted by the Fifth Amendment (the “Third Covenant Relief Period,” and together with the Amended Covenant Relief Period, the “Extended Covenant Relief Period”).

The Fifth Amendment also (A) amends the minimum Adjusted EBITDA (as defined in the Fifth Amendment) thresholds for the remainder of the Extended Covenant Relief Period, (B) increases the maximum Leverage Ratio (as defined in the Credit Agreement) the Company is permitted to maintain through the fiscal quarter ending on December 31, 2022, (C) funds to the Company, on the date of closing, the remaining $20.0 million in available funds from the Delayed Draw Term Loan, and (D) amends the pricing structure of borrowings under the Credit Agreement from utilizing as a reference rate the London Inter-Bank Offered Rate (“LIBOR”) to utilizing the Secured Overnight Financing Rate. Additionally, during the remainder of the Covenant Relief Period, the aggregate amount of all capital expenditures made by the Company may not exceed $20.0 million.

Pursuant to the Fifth Amendment, during the Extended Covenant Relief Period, borrowings under the Credit Agreement will bear interest at either a Base Rate or SOFR (plus 0.10% or 0.15% depending on the interest period), each as defined in the Credit Agreement, at the Company’s option, and in each case, plus an applicable margin, which applicable margin will range from 0.125% to 1.50% with respect to Base Rate borrowings and 1.125% to 2.50% with respect to SOFR borrowings, depending on the Leverage Ratio; provided, that SOFR cannot be less than 0.00%. The Company will also pay a commitment fee for the unused portion of the revolving credit facility and the delayed draft term loan facility under the Credit Agreement, which will range from 0.15% to 0.45% per annum depending on the Leverage Ratio, and fees on the face amount of any letters of credit outstanding under the revolving credit facility, which will range from 0.84% to 1.875% per annum, in each case, depending on whether such letter of credit is a performance or financial letter of credit and the Leverage Ratio.

After the Extended Covenant Relief Period, borrowings under the Credit Agreement will bear interest at either a Base Rate or SOFR (plus 0.10% or 0.15% depending on the interest period), each as defined in the Credit Agreement, at the Company’s option, and in each case, plus an applicable margin, which applicable margin will range from 0.125% to 1.25% with respect to Base Rate borrowings and 1.125% to 2.25% with respect to SOFR borrowings, depending on the Leverage Ratio; provided, that SOFR cannot be less than 0.00%. The Company will also pay a commitment fee for the unused portion of the revolving credit facility and the delayed draft term loan facility under the Credit Agreement, which will range from 0.15% to 0.40% per annum depending on the Leverage Ratio, and fees on the face amount of any letters of credit outstanding under the revolving credit facility, which will range from 0.84% to 1.688% per annum, in each case, depending on whether such letter of credit is a performance or financial letter of credit and the Leverage Ratio.

On May 8, 2022, after giving effect to the Fifth Amendment and the effectiveness of the Covenant Relief Period, we had $50.0 million in borrowing capacity available under our credit facilities.

The foregoing description of the Fifth Amendment is qualified in its entirety by reference to the full text of the Fifth Amendment which is attached as Exhibit 10.6 to this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to Willdan Group, Inc.’s Proxy Statement for its 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the Company’s 2021 fiscal year.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to Willdan Group, Inc.’s Proxy Statement for its 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the Company’s 2021 fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this item is incorporated by reference to Willdan Group, Inc.’s Proxy Statement for its 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the Company’s 2021 fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to Willdan Group, Inc.’s Proxy Statement for its 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the Company’s 2021 fiscal year.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to Willdan Group, Inc.’s Proxy Statement for its 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the Company’s 2021 fiscal year.

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
2.1‡

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

Exhibit Number	Exhibit Description
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

10.6*

Fifth Amendment to Amended and Restated Credit Agreement, dated as of March 8, 2022, by and among Willdan Group, Inc., the Guarantors signatory thereto, the Lenders signatory thereto and BMO Harris Bank N.A., as administrative agent.

10.7

Security Agreement, dated as of October 1, 2018, by and among Willdan Group, Inc. the other Debtors (as defined therein) and BMO Harris Bank N.A. (incorporated by reference to Exhibit 10.2 to Willdan Group, Inc.’s Current Report on Form 8-K filed on October 3, 2018).

10.8

Master Reaffirmation of and Amendment to Collateral Documents, dated as of June 26, 2019, by and among Willdan Group, Inc., the other Debtors (as defined therein) and BMO Harris Bank N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to Willdan Group, Inc.’s Current Report on Form 8-K, filed with the SEC on July 2, 2019).

10.9†

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

10.11†

Form of Non-Qualified Stock Option Agreement (incorporated by reference to Willdan Group, Inc.’s Registration Statement on Form S-1, filed with the SEC on August 9, 2006, as amended (File No. 333-136444)).

10.12†

Willdan Group, Inc. Amended and Restated 2008 Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to Willdan Group, Inc.’s Current Report on Form 8-K, filed with the SEC on June 17, 2019).

10.13†

Amended and Restated Willdan Group, Inc. 2006 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to Willdan Group, Inc.’s Current Report on Form 8-K, filed with the SEC on June 9, 2017).

10.14†

Form of Indemnification Agreement between Willdan Group, Inc. and its Directors and Officers (incorporated by reference to Exhibit 10.1 to Willdan Group, Inc.’s Current Report on Form 8-K, filed with the SEC on June 13, 2016).

10.15†

Employment Agreement, dated as of May 3, 2011 by and between Willdan Group, Inc. and Thomas D. Brisbin (incorporated by reference to Exhibit 10.1 to Willdan Group, Inc.’s Current Report on Form 8-K, filed with the SEC on May 4, 2011).

Exhibit Number	Exhibit Description
10.16†

Employment Agreement, dated as of December 17, 2014, by and between Willdan Group, Inc. and Mike Bieber (incorporated by reference to Exhibit 10.1 to Willdan Group, Inc.’s Current Report on Form 8-K, filed with the SEC on January 7, 2015).

10.17†	Form of Performance Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.15 to Willdan Group, Inc.’s Annual Report on Form 10-K filed on March 6, 2020).
10.18†

Separation Agreement, dated October 20, 2021, between Willdan Group, Inc. and Adam Procell (incorporated by reference to Exhibit 10.1 to Willdan Group, Inc.’s Current Report on Form 8-K, filed with the SEC on October 25, 2021).

10.19†

Separation Agreement, dated April 13, 2021, between Willdan Group, Inc. and Stacy McLaughlin (incorporated by reference to Exhibit 10.1 to Willdan Group, Inc.’s Current Report on Form 8-K, filed with the SEC on April 16, 2021).

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

WILLDAN GROUP, INC.

/s/ creighton k. early
Creighton K. Early
Chief Financial Officer and Vice President
March 10, 2022

KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Creighton K. Early his/her attorney-in-fact, with the power of substitution, for him/her in any and all capacities, to sign any amendments to this Report on Form 10-K and to file the same, with Exhibits thereto and other documents in connection therewith with the SEC, hereby ratifying and confirming all that said attorney-in-fact, or substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas D. Brisbin	Chairman and Chief Executive Officer (principal executive officer)	March 10, 2022
Thomas D. Brisbin

/s/ Creighton K. Early	Chief Financial Officer and Vice President (principal financial officer and principal accounting officer)	March 10, 2022
Creighton K. Early

/s/ Steven A. Cohen	Director	March 10, 2022
Steven A. Cohen

/s/ Debra G. Coy	Director	March 10, 2022
Debra G. Coy

/s/ cynthia A. downes	Director	March 10, 2022
Cynthia A. Downes

/s/ Raymond W. Holdsworth	Director	March 10, 2022
Raymond W. Holdsworth

/s/ Douglas J. McEachern	Director	March 10, 2022
Douglas J. McEachern

/s/ Dennis V. McGinn	Director	March 10, 2022
Dennis V. McGinn

/s/ Wanda K. Reder	Director	March 10, 2022
Wanda K. Reder

/s/ Keith W. Renken	Director	March 10, 2022
Keith W. Renken

/s/ Mohammad Shahidehpour	Director	March 10, 2022
Mohammad Shahidehpour