Form 10-K/A
period 2021-12-31
Willdan Group, Inc.
filed 2022-03-25
CIK 1370450

“C/l

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Willdan Group, Inc. (the “Company”) for the year ended December 31, 2021 (the “Form 10-K”), as filed with the Securities and Exchange Commission on March 11, 2022, and is being filed solely to correct administrative errors in 1) the Report of Independent Registered Public Accounting Firm under Item 8 of the Form 10-K to correctly identify the city from which the report was issued, and 2) the consent of Crowe LLP attached as Exhibit 23.1 to the Form 10-K to correctly identify the city from which the consent was issued. These changes to the originally filed version of Crowe LLP's report and consent do not affect Crowe LLP’s opinion on the Company's consolidated financial statements included in the original Form 10-K and this Amendment.

Only Item 8, as amended in its entirety, and a corrected Exhibit 23.1 are included in this Amendment. Except as described above and with respect to the exhibits referenced below, this Amendment does not otherwise amend, update or change any other information or disclosure contained in the original Form 10-K. This Amendment speaks only as of the date of the original Form 10-K and does not reflect any events that may have occurred subsequent to the date of the original Form 10-K. Accordingly, this Amendment should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including any amendments to those filings.

This Amendment includes currently-dated certifications by our Principal Executive Officer and Principal Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as exhibits 31.1, 31.2, and 32.1 hereto, as well as a Power of Attorney as exhibit 24.1 in addition to the corrected Exhibit 23.1 as referenced above. Accordingly, Part IV, Item 15 of the Form 10-K is amended to reflect the filing of these exhibits.

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

Los Angeles, California

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

4.2	Description of Willdan Group, Inc.’s Capital Stock (incorporated by reference to Exhibit 4.2 to Willdan Group, Inc.’s Form 10-K filed with the SEC on March 11, 2022).
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

10.6

Fifth Amendment to Amended and Restated Credit Agreement, dated as of March 8, 2022, by and among Willdan Group, Inc., the Guarantors signatory thereto, the Lenders signatory thereto and BMO Harris Bank N.A., as administrative agent (incorporated by reference to Exhibit 10.6 to Willdan Group, Inc.’s Form 10-K filed with the SEC on March 11, 2022).

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

Exhibit Number	Exhibit Description
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

21.1	Subsidiaries of Willdan Group, Inc (incorporated by reference to Exhibit 21.1 to Willdan Group, Inc.’s Form 10-K filed with the SEC on March 11, 2022).
23.1*	Consent of Crowe LLP.
24.1*	Power of Attorney (included on signature page hereto).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
‡	Portions of the referenced exhibit have been omitted pursuant to Item 601(b) of Regulation S-K because it (i) is not material and (ii) would be competitively harmful if publicly disclosed.

†	Indicates a management contract or compensating plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILLDAN GROUP, INC.

/s/ creighton k. early
Creighton K. Early
Chief Financial Officer and Vice President
March 25, 2022