Form 10-Q
period 2022-04-01
Willdan Group, Inc.
filed 2022-05-06
CIK 1370450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2022

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

As of May 4, 2022, there were 13,205,572 shares of common stock, $0.01 par value per share, of Willdan Group, Inc. issued and outstanding.

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

All of our forward-looking statements are subject to risks and uncertainties that may cause our actual results to differ materially from our expectations. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to:

●	the extent to which the coronavirus (“Covid-19”) pandemic and measures taken to contain its spread ultimately impact our business, results of operation and financial condition, including the speed with which our various direct install programs for small businesses are able to resume normal operations following government mandated shutdowns and phased re-openings;
●	our ability to adequately complete projects in a timely manner;
●	our ability to compete successfully in the highly competitive energy services market, which represented 81% of our consolidated revenue in fiscal year 2021;
●	our reliance on work from our top ten clients, which accounted for 49% of our consolidated contract revenue for fiscal year 2021;
●	changes in state, local and regional economies and government budgets;
●	our ability to win new contracts, to renew existing contracts and to compete effectively for contracts awarded through bidding processes;
●	our ability to successfully integrate our acquisitions and execute on our growth strategy;
●	our ability to make principal and interest payments on our outstanding debt as they come due and to comply with the financial covenants contained in our debt agreements;
●	our ability to obtain financing and to refinance our outstanding debt as it matures;
●	our ability to attract and retain managerial, technical, and administrative talent; and
●	our ability to manage supply chain constraints and labor shortages.

The above is not a complete list of factors or events that could cause actual results to differ from our expectations, and we cannot predict all of them. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements disclosed elsewhere in this Quarterly Report on Form 10-Q, and under Part I, Item 1A. “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as such disclosures may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange Commission, including subsequent Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and public communications. You should evaluate all forward-looking statements made in this Quarterly Report on Form 10-Q and otherwise in the context of these risks and uncertainties.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(Unaudited)

	April 1,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$7,651	$11,221
Accounts receivable, net of allowance for doubtful accounts of $897 and $1,115 at April 1, 2022 and December 31, 2021, respectively	49,477	67,211
Contract assets	59,184	59,288
Other receivables	7,772	6,267
Prepaid expenses and other current assets	4,777	4,972
Total current assets	128,861	148,959
Equipment and leasehold improvements, net	18,343	16,757
Goodwill	130,124	130,124
Right-of-use assets	14,315	15,177
Other intangible assets, net	49,866	52,713
Other assets	13,406	13,843
Deferred income taxes, net	17,822	16,849
Total assets	$372,737	$394,422
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$19,894	$36,672
Accrued liabilities	27,154	35,680
Contingent consideration payable	912	10,206
Contract liabilities	11,068	13,499
Notes payable	16,357	15,036
Finance lease obligations	732	539
Lease liability	5,629	5,575
Total current liabilities	81,746	117,207
Contingent consideration payable	—	832
Notes payable	100,324	85,538
Finance lease obligations, less current portion	1,291	778
Lease liability, less current portion	9,760	10,768
Other noncurrent liabilities	78	78
Total liabilities	193,199	215,201

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 40,000 shares authorized; 13,206 and 12,804 shares issued and outstanding at April 1, 2022 and December 31, 2021, respectively	132	128
Additional paid-in capital	171,080	167,032
Accumulated other comprehensive loss	—	(38)
Retained earnings	8,326	12,099
Total stockholders’ equity	179,538	179,221
Total liabilities and stockholders’ equity	$372,737	$394,422

See accompanying notes to Condensed Consolidated Financial Statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	April 1,	April 2,
	2022	2021
Contract revenue	$91,838	$79,086

Direct costs of contract revenue (inclusive of directly related depreciation and amortization):
Salaries and wages	18,810	15,820
Subcontractor services and other direct costs	41,668	31,134
Total direct costs of contract revenue	60,478	46,954

General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	19,357	19,444
Facilities and facility related	2,398	2,643
Stock-based compensation	3,305	4,206
Depreciation and amortization	4,409	4,187
Other	7,499	5,841
Total general and administrative expenses	36,968	36,321
Income (Loss) from operations	(5,608)	(4,189)

Other income (expense):
Interest expense, net	(751)	(1,064)
Other, net	197	29
Total other expense, net	(554)	(1,035)
Income (Loss) before income taxes	(6,162)	(5,224)

Income tax (benefit) expense	(2,389)	(1,458)
Net income (loss)	(3,773)	(3,766)

Other comprehensive income (loss):
Unrealized gain (loss) on derivative contracts, net of tax	38	128
Comprehensive income (loss)	$(3,735)	$(3,638)

Earnings (Loss) per share:
Basic	$(0.30)	$(0.31)
Diluted	$(0.30)	$(0.31)

Weighted-average shares outstanding:
Basic	12,786	12,147
Diluted	12,786	12,147

See accompanying notes to Condensed Consolidated Financial Statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

				Accumulated
			Additional	other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Earnings	Total
Balance at January 1, 2021	12,160	$122	$149,014	$(488)	$20,516	$169,164
Shares of common stock issued in connection with employee stock purchase plan	66	1	1,384	—	—	1,385
Shares of common stock issued in connection with incentive stock plan	27	—	527	—	—	527
Shares used to pay taxes on stock grants	—	—	(12)	—	—	(12)
Issuance of restricted stock award and units	255	2	(3)	—	—	(1)
Stock-based compensation expense	—	—	4,206	—	—	4,206
Net income (loss)	—	—	—	—	(3,766)	(3,766)
Other comprehensive income	—	—	—	128	—	128
Balance at April 2, 2021	12,508	$125	$155,116	$(360)	$16,750	$171,631

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Earnings	Total
Balance at December 31, 2021	12,804	$128	$167,032	$(38)	$12,099	$179,221
Shares of common stock issued in connection with employee stock purchase plan	52	1	1,560	—	—	1,561
Shares of common stock issued in connection with incentive stock plan	4	—	23	—	—	23
Shares used to pay taxes on stock grants	(27)	—	(837)	—	—	(837)
Issuance of restricted stock award and units	373	3	(3)	—	—	—
Stock-based compensation expense	—	—	3,305	—	—	3,305
Net income (loss)	—	—	—	—	(3,773)	(3,773)
Other comprehensive income	—	—	—	38	—	38
Balance at April 1, 2022	13,206	$132	$171,080	$—	$8,326	$179,538

See accompanying notes to Condensed Consolidated Financial Statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended
	April 1,	April 2,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$(3,773)	$(3,766)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,409	4,187
Deferred income taxes, net	(973)	(1,058)
(Gain) loss on sale/disposal of equipment	(36)	1
Provision for doubtful accounts	64	170
Stock-based compensation	3,305	4,206
Accretion and fair value adjustments of contingent consideration	80	398
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts receivable	17,670	17,819
Contract assets	104	(4,547)
Other receivables	(1,505)	1,015
Prepaid expenses and other current assets	253	974
Other assets	437	3,952
Accounts payable	(16,778)	(15,122)
Accrued liabilities	(8,488)	(3,801)
Contract liabilities	(2,431)	1,280
Right-of-use assets	(92)	(63)
Net cash (used in) provided by operating activities	(7,754)	5,645
Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(2,103)	(1,327)
Proceeds from sale of equipment	39	8
Net cash used in investing activities	(2,064)	(1,319)
Cash flows from financing activities:
Payments on contingent consideration	(10,206)	(5,371)
Payments on notes payable	(701)	(508)
Borrowings under term loan facility and line of credit	20,000	—
Repayments under term loan facility and line of credit	(3,250)	(3,250)
Principal payments on finance leases	(342)	(127)
Proceeds from stock option exercise	23	527
Proceeds from sales of common stock under employee stock purchase plan	1,561	1,385
Cash used to pay taxes on stock grants	(837)	(12)
Restricted Stock Award and Units	—	(1)
Net cash provided by (used in) financing activities	6,248	(7,357)
Net increase (decrease) in cash and cash equivalents	(3,570)	(3,031)
Cash and cash equivalents at beginning of period	11,221	28,405
Cash and cash equivalents at end of period	$7,651	$25,374
Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$699	$954
Income taxes	(385)	(320)
Supplemental disclosures of noncash investing and financing activities:
Equipment acquired under finance leases	1,048	254

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

The accounting policies followed by the Company are set forth in Part II, Item 8, Note 1, Organization and Operations of the Company, of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. In the opinion of management, all adjustments necessary to fairly state the Condensed Consolidated Financial Statements have been made. All such adjustments are of a normal, recurring nature. Certain information and footnote disclosures normally included in the Consolidated Financial Statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These Condensed Consolidated Financial Statements and related notes thereto should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

Fiscal Years

The Company operates and reports its annual financial results based on 52 or 53-week periods ending on the Friday closest to December 31. The Company operates and reports its quarterly financial results based on the 13-week period ending on the Friday closest to June 30, September 30, and December 31 and the 13 or 14-week period ending on the Friday closest to March 31, as applicable. Fiscal year 2022, which ends on December 30, 2022, will be comprised of 52 weeks, with all quarters consisting of 13 weeks each. Fiscal year 2021, which ended on December 31, 2021, was comprised of 52 weeks, with all quarters consisting of 13 weeks each. All references to years in the notes to consolidated financial statements represent fiscal years.

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

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Historical and Current Impact of Covid-19

The coronavirus (“Covid-19”) pandemic and efforts to limit its spread negatively impacted the Company’s operations during its fiscal year 2020 and continued to impact the Company, albeit to a lesser extent, during fiscal year 2021. In California and New York, the states in which the Company has historically derived a majority of its revenue, mandatory shutdown orders were issued in March 2020 followed by phased re-openings that began in May 2020, followed by periods of curtailments as a result of resurgences of Covid-19 cases, and subsequent re-openings through 2020 and 2021. The Company’s largest program for the Los Angeles Department of Water and Power (“LADWP”) resumed only in the third quarter of fiscal 2021 and was the Company’s last program suspended due to Covid-19. In addition, through fiscal year 2020 and 2021, none of the Company’s contracts were cancelled due to Covid-19.

In the Energy segment, the Company experienced a negative impact on its direct install programs that serve small businesses as a result of restrictions put in place by governmental authorities that required temporary shutdowns of all “non-essential” businesses which resulted in a significant portion of the Company’s direct install work on these programs being suspended for varying periods of time during fiscal year 2020 and continued in California through the Company’s first half of fiscal 2021. During non-Covid-19 impacted years, such as fiscal year 2019, the Company derived approximately 40% of its gross revenue from its direct install programs that serve small businesses and 60% from the Company’s other programs. The Company’s other programs are either businesses that were determined to be “essential” by government authorities or continued to progress during the pandemic.

In the Engineering and Consulting segment, the Company’s revenues were less affected by Covid-19 than the revenues in the Energy segment. The services in this segment were generally deemed “essential” by the government and continued to operate while abiding social distancing measures.

Through the current fiscal year 2022, while none of the Company’s current programs are under suspension due to Covid-19 restrictions, certain market segments such as small business customers of major utilities continue to experience lingering impacts of the reduced economic activity due to the Covid-19 related mandates in 2020 and 2021. As of May 4, 2022, none of the Company’s contracts were cancelled as a result of Covid-19.

Asset and liability valuation and other estimates used in preparation of financial statements

As of April 1, 2022, the Company did not have any impairment with respect to goodwill or long-lived assets, including intangible assets. Because the full extent of the impact of the Covid-19 outbreak and efforts to slow its spread are unknown at this time, they could, under certain circumstances, cause impairment and result in a non-cash impairment charge being recorded in future periods. Changes to the estimated future profitability of the business may require that the Company establish an additional valuation allowance against all or some portion of its net deferred tax assets.

Impact on Clients and Subcontractors and Other Risks

The Company primarily works for utilities, municipalities and other public agencies. Some of these customers could experience significant budget shortfalls for the current year and beyond as a result of the measures taken to mitigate the Covid-19 pandemic and/or revenue shortfalls as a result of reduced economic activity. Although none of the Company’s contracts with governmental or public agencies were materially modified during its fiscal year 2020 or fiscal year 2021, these potential budget deficits could result in delayed funding for existing contracts with the Company, postponements of new contracts or price concessions. Further, most of the Company’s clients are not committed to purchase any minimum amount of services, as the Company agreements with them are based on a “purchase order” or “master service agreement” model. As a result, they may discontinue utilizing some or all of the Company’s services with little or no notice.

 In addition, the Company relies on subcontractors and material suppliers to complete a substantial portion of its work, especially in its Energy segment. If the Company’s significant subcontractors and material suppliers suffer

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

significant economic harm and must limit or cease operations or file for bankruptcy as a result of the current economic slowdown, the Company’s subcontractors and material suppliers may not be able to fulfill their contractual obligations satisfactorily and the Company may not have the ability to select its subcontractors and material suppliers of choice for new contracts. If the Company’s subcontractors and material suppliers are not able to fulfill their contractual obligations, it could result in a significant increase in costs for the Company to complete the projects or cause significant delays to the realization of revenues under those projects. The ultimate impact of Covid-19 on the Company’s financial condition and results of operations will depend on all of the factors noted above, including other factors that the Company may not be able to forecast at this time. See the risk factor “The Covid-19 pandemic and health and safety measures intended to slow its spread have adversely affected, and may continue to adversely affect, our business, results of operations and financial condition.” under Part I. Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. While Covid-19 has had an adverse effect on the Company’s business, financial condition and results of operations, the Company is unable to predict the extent or duration of future impacts at this time.

Health and Safety

In response to the Covid-19 pandemic, the Company has taken and will continue to take precautionary measures intended to help minimize the risk of Covid-19 to its employees, including requiring the majority of its employees to work remotely, suspending non-essential travel and restricting in-person work-related meetings. The Company expects to continue to implement similar measures until it has been determined that the Covid-19 pandemic is adequately contained for purposes of its business, and may take further actions as government authorities require or recommend or as it determines to be in the best interests of its employees, customers, business partners and third-party service providers.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

2. RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements Recently Adopted

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). ASU 2020-04 provides optional expedients and exceptions for applying U.S. GAAP to contract modifications and hedging relationships that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04 provides, among other things, guidance that modifications of contracts within the scope of Topic 470, Debt, should be accounted for by prospectively adjusting the effective interest rate; modifications of contracts within the scope of Topic 840, Leases, should be accounted for as a continuation of the existing contract; and, changes in the critical terms of hedging relationships, caused by reference rate reform, should not result in the de-designation of the instrument, provided certain criteria are met. In January 2021, the FASB issued ASU No. 2021-01, “Reference Rate Reform (Topic 848) - Scope” (“ASU 2021-01”). ASU 2021-01 clarifies the scope and application of ASU 2020-04 and permits entities, among other things, to elect certain optional expedients and exceptions when accounting for derivative contracts and certain hedging relationships affected by changes in the interest rates used for discounting cash flows. The Company adopted this standard effective March 8, 2022. The Company’s previous exposure to LIBOR rates included its credit facilities and swap agreement. The adoption of this standard did not have a material impact to the Company’s Condensed Consolidated Financial Statements.

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

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Due to the nature of the work required to be performed on many of the Company’s performance obligations, the estimation of total revenue and cost at completion is complex, subject to many variables and requires significant judgment. As a significant change in one or more of these estimates could affect the profitability of the Company’s contracts, the Company reviews and updates the Company’s contract-related estimates regularly through a company-wide disciplined project review process in which management reviews the progress and execution of the Company’s performance obligations and the estimate at completion (“EAC”). As part of this process, management reviews information including, but not limited to, any outstanding key contract matters, progress towards completion and the related program schedule and the related changes in estimates of revenues and costs. Management must make assumptions and estimates regarding labor productivity and availability, the complexity of the work to be performed, the cost and availability of materials, the performance of subcontractors, and the availability and timing of funding from the customer, among other variables.

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

Retainage, included in contract assets, represents amounts withheld from billings to the Company’s clients pursuant to provisions in the contracts and may not be paid to the Company until specific tasks are completed or the project is completed and, in some instances, for even longer periods. As of April 1, 2022 and December 31, 2021, contract assets included retainage of approximately $5.2 million and $4.5 million, respectively.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

4. SUPPLEMENTAL FINANCIAL STATEMENT DATA

Accounts Receivable

From time to time, in connection with factoring agreements, the Company sells trade accounts receivable without recourse to third party purchasers in exchange for cash. During the three months ended April 1, 2022, the Company did not sell any trade accounts receivable. During the three months ended April 2, 2021, the Company sold trade accounts receivable and received cash proceeds of $7.2 million. The discounts on the trade accounts receivable sold were $0.6 million and were recorded within “Other, net” in other income (expense) in the condensed consolidated financial statements.

Equipment and Leasehold Improvements

	April 1,	December 31,
	2022	2021
	(in thousands)
Furniture and fixtures	$4,070	$4,070
Computer hardware and software	28,463	26,425
Leasehold improvements	3,011	3,011
Equipment under finance leases	4,266	3,286
Automobiles, trucks, and field equipment	3,134	3,099
Subtotal	42,944	39,891
Accumulated depreciation and amortization	(24,601)	(23,134)
Equipment and leasehold improvements, net	$18,343	$16,757

Included in accumulated depreciation and amortization is $0.2 million and $0.6 million of amortization expense related to equipment held under finance leases for the three months ended April 1, 2022 and for fiscal year 2021, respectively.

Accrued Liabilities

	April 1,	December 31,
	2022	2021
	(in thousands)
Accrued subcontractor costs	$16,060	$19,727
Employee withholdings	4,670	2,665
Compensation and payroll taxes	3,460	2,244
Other	1,910	2,750
Accrued bonuses	603	7,767
Accrued workers’ compensation insurance	451	527
Total accrued liabilities	$27,154	$35,680

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Goodwill

	December 31,	Additional	Additions /	April 1,
	2021	Purchase Cost	Adjustments	2022
	(in thousands)
Reporting Unit:
Energy	$129,375	$—	$—	$129,375
Engineering and Consulting	749	—	—	749
	$130,124	$—	$—	$130,124

The Company tests for impairment, at a minimum, on an annual basis or earlier when certain events or changes in circumstances indicate that goodwill may more likely than not be impaired. The Company evaluated the current economic impact caused by the Covid-19 pandemic to assess a potential impairment of goodwill and noted that it does not believe it is more likely than not that goodwill was impaired as of April 1, 2022.

Intangible Assets

	April 1, 2022		December 31, 2021
	Gross	Accumulated	Gross	Accumulated	Amortization
	Amount	Amortization	Amount	Amortization	Period
	(in thousands)				(in years)
Finite:
Backlog	$7,944	$7,438	$7,944	$7,222	1.0
Tradename	15,911	9,495	15,911	8,997	2.5	-	6.0
Non-compete agreements	1,420	1,418	1,420	1,413	4.0	-	5.0
Developed technology	15,810	9,681	15,500	8,950	8.0
Customer relationships	58,149	21,336	58,149	19,939	5.0	-	8.0
Total finite intangible assets	99,234	49,368	98,924	46,521
In-process research and technology (1)	—	—	310	—
Total intangible assets	$99,234	$49,368	$99,234	$46,521
(1)	In-process research and technology will not be amortized until put into use.

During the three months ended April 1, 2022, the Company reclassified $0.3 million of in-process research and technology to developed technology and commenced amortization over its estimated useful life.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

5. DERIVATIVE FINANCIAL INSTRUMENTS

From time to time, the Company uses certain interest rate derivative contracts to hedge interest rate exposures on its variable rate debt. The Company’s hedging program is not designated for trading or speculative purposes.

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

On January 31, 2019, the Company entered into an interest rate swap agreement that the Company designated as cash flow hedge to fix the variable interest rate on a portion of the Company’s Term A Loan (as defined below in Note 6. “Debt Obligations”). The interest rate swap agreement had total notional amount of $35.0 million and had a fixed annual interest rate of 2.47%. The interest rate swap expired on January 31, 2022.

At its expiration, changes in the fair value of the Company’s interest rate swap agreement were immaterial to the Company’s condensed consolidated financial statements and were included in accrued liabilities in the condensed consolidated balance sheet.

At its expiration, the effective portion of the Company’s interest rate swap agreement designated as a cash flow hedge was immaterial to the Company’s condensed consolidated financial statements, and all amounts were reclassified from accumulated other comprehensive income to interest expense.

As of April 1, 2022, the Company had no derivative financial instruments in place.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

6. DEBT OBLIGATIONS

Debt obligations, excluding obligations under finance leases (see Note 7, Leases, below), consisted of the following:

	April 1,	December 31,
	2022	2021
	(in thousands)
Outstanding borrowings on Term A Loan	$72,500	$75,000
Outstanding borrowings on Revolving Credit Facility	—	—
Outstanding borrowings on Delayed Draw Term Loan	43,250	24,000
Other debt agreements	1,460	2,161
Total debt	117,210	101,161
Issuance costs and debt discounts	(529)	(587)
Subtotal	116,681	100,574
Less current portion of long-term debt	16,357	15,036
Long-term debt portion	$100,324	$85,538

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

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Pursuant to the Fourth Amendment, the Initial Covenant Relief Period was extended from July 2, 2021 to and including the earlier of (i) April 1, 2022 and (ii) the last day of the fiscal quarter in which the Company delivers an irrevocable election to terminate the covenant relief granted by the Fourth Amendment (the “Second Covenant Relief Period,” and together with the Initial Covenant Relief Period, the “Amended Covenant Relief Period”). The Fourth Amendment also (A) increased the maximum Leverage Ratio the Company was permitted to maintain to 4.50 to 1.00 through June 30, 2021, 5.25 to 1.00 through September 30, 2021, 4.50 to 1.00 through December 31, 2021, 4.25 to 1.00 through March 31, 2022, and 3.25 to 1.00 through June 30, 2022 and thereafter, (B) established the minimum Adjusted EBITDA thresholds (as defined in the Third Amendment) for the remainder of the Amended Covenant Relief Period, (C) removed the previous prohibition during the Initial Covenant Relief Period on the Company’s ability to make delayed draw term loan borrowings, (D) removed the previous prohibition during the Initial Covenant Relief Period on the Company’s ability to make Permitted Acquisitions (as defined in the Credit Agreement) and to purchase, redeem or otherwise acquire the Company’s common stock, in each case, subject to certain conditions, and (E) increased the maximum amount of earn-out payments the Company was permitted to make during the Amended Covenant Relief Period from $7.0 million to $17.0 million, provided that the Company’s liquidity would not be less than $10.0 million after giving effect to such earn-out payment. Additionally, during the remainder of the Amended Covenant Relief Period, the aggregate amount of all capital expenditures made by the Company may not exceed $15.0 million.

In accordance with the Fourth Amendment, borrowings under the Credit Agreement bore interest at all times other than during the Initial Covenant Relief Period, at either a Base Rate or London Inter-Bank Offered Rate (“LIBOR”), each as defined in the Credit Agreement, at the Company’s option, and in each case plus an applicable margin, which applicable margin ranged from 0.125% to 1.25% with respect to Base Rate borrowings and 1.125% to 2.25% with respect to LIBOR borrowings, depending on the Leverage Ratio; provided, that LIBOR could not be less than 0.00%. The Company also agreed to pay a commitment fee for the unused portion of the Revolving Credit Facility and the delayed draft term loan facility, which ranged from 0.15% to 0.40% per annum depending on the Leverage Ratio, and fees on the face amount of any letters of credit outstanding under the Revolving Credit Facility, which ranged from 0.84% to 1.688% per annum, in each case, depending on whether such letter of credit is a performance or financial letter of credit and the Leverage Ratio.

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

Fifth Amendment to the Credit Agreement

On March 8, 2022, the Company entered into the Fifth Amendment to the Amended and Restated Credit Agreement (the “Fifth Amendment”). The Fifth Amendment extended the Amended Covenant Relief Period from March 31, 2022 to and including the earlier of (i) December 30, 2022 and (ii) the last day of the fiscal quarter in which the Company delivers an irrevocable election to terminate the covenant relief granted by the Fifth Amendment (the “Third Covenant Relief Period,” and together with the Amended Covenant Relief Period, the “Extended Covenant Relief Period”).

The Fifth Amendment also (A) amended the minimum Adjusted EBITDA (as defined in the Fifth Amendment) thresholds for the remainder of the Extended Covenant Relief Period, (B) increased the maximum Leverage Ratio (as defined in the Credit Agreement) the Company is permitted to maintain through the fiscal quarter ending on December 31, 2022, (C) funded to the Company, on the date of closing, the remaining $20.0 million in available funds from the

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Delayed Draw Term Loan, and (D) amended the pricing structure of borrowings under the Credit Agreement from utilizing as a reference rate the LIBOR to utilizing the Secured Overnight Financing Rate (‘SOFR”). Additionally, during the remainder of the Covenant Relief Period, the aggregate amount of all capital expenditures made by the Company may not exceed $20.0 million.

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

As of April 1, 2022, the Company was in compliance with all covenants contained in the Credit Agreement, as amended by the Fifth Amendment.

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

From time to time, the Company enters into non-cancelable leases for some of our facility and equipment needs. These leases allow the Company to conserve cash by paying a monthly lease rental fee for the use of facilities and equipment rather than purchasing them. The Company’s leases have terms ranging from one to eight years, some of which may include options to extend the leases for up to five years, and some of which may include options to terminate the leases within one year. Currently, all of the Company’s leases contain fixed payment terms. The Company may decide to cancel or terminate a lease before the end of its term, in which case we are typically liable to the lessor for the remaining lease payments under the term of the lease. Additionally, all of the Company’s month-to-month leases are cancelable by the Company or the lessor, at any time, and are not included in the Company’s right-of-use asset or lease liability. As of April 1, 2022, the Company had no leases with residual value guarantees. Typically, the Company has purchase options on the equipment underlying its long-term leases. The Company may exercise some of these purchase options when the need for equipment is on-going and the purchase option price is attractive. Nonperformance-related default covenants, cross-default provisions, subjective default provisions and material adverse change clauses contained in material lease agreements, if any, are also evaluated to determine whether those clauses affect lease classification in accordance with “ASC” Topic 842-10-25. Leases are accounted for as operating or financing leases, depending on the terms of the lease.

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

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following is a summary of the Company’s lease expense:

	Three Months Ended
	April 1,	April 2,
	2022	2021
	(in thousands)
Operating lease cost	$1,578	$1,692
Finance lease cost:
Amortization of assets	233	123
Interest on lease liabilities	14	6
Total net lease cost	$1,825	$1,821

The following is a summary of lease information presented on the Company’s consolidated balance sheet:

	April 1,	December 31,
	2022	2021
	(in thousands)
Operating leases:
Right-of-use assets	$14,315	$15,177

Lease liability	$5,629	$5,575
Lease liability, less current portion	9,760	10,768
Total lease liabilities	$15,389	$16,343

Finance leases (included in equipment and leasehold improvements, net):
Equipment and leasehold improvements, net	$4,266	$3,286
Accumulated depreciation	(2,111)	(1,947)
Total equipment and leasehold improvements, net	$2,155	$1,339

Finance lease obligations	$732	$539
Finance lease obligations, less current portion	1,291	778
Total finance lease obligations	$2,023	$1,317

Weighted average remaining lease term (in years):
Operating Leases	3.62	3.79
Finance Leases	2.68	2.62

Weighted average discount rate:
Operating Leases	4.24%	4.28%
Finance Leases	2.58%	2.78%

Rent expense was $1.6 million and $1.8 million for the three months ended April 1, 2022 and April 2, 2021, respectively.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following is a summary of other information and supplemental cash flow information related to finance and operating leases:

	Three Months Ended
	April 1,	April 2,
	2022	2021

	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$1,670	$1,816
Operating cash flow from finance leases	14	6
Financing cash flow from finance leases	342	127

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$525	$16

The following is a summary of the maturities of lease liabilities as of April 1, 2022:

	Operating	Finance
	(in thousands)
Fiscal year:
Remainder of 2022	$4,727	$556
2023	4,539	833
2024	2,767	575
2025	2,084	91
2026	2,036	40
2027 and thereafter	453	1
Total lease payments	16,606	2,096
Less: Imputed interest	(1,217)	(73)
Total lease obligations	15,389	2,023
Less: Current obligations	5,629	732
Noncurrent lease obligations	$9,760	$1,291

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

The Company’s defined contribution plan (the “Plan”) covers employees who have completed three months of service and who have attained 21 years of age. Employees may elect to contribute up to 50% of their compensation limited to the amount allowed by tax laws. The Company elects to make matching contributions equal to 50% of the participants’ contributions to the Plan, up to 6% of the individual participant’s compensation, and subject to a maximum of $3,000 per employee. Under the Plan, the Company’s matching contributions to employee accounts are discretionary.

During the three months ended April 1, 2022 and April 2, 2021, the Company made matching contributions of $1.0 million and $0.9 million, respectively.

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

The Company manages Genesys and has the power to direct the activities that most significantly impact Genesys’s performance, in addition to being obligated to absorb expected losses from Genesys. Accordingly, the Company is the primary beneficiary of Genesys and consolidates Genesys as a VIE. In addition, the Company concluded there is no noncontrolling interest related to the consolidation of Genesys because the Company determined that (i) the shareholder of Genesys does not have more than a nominal amount of equity investment at risk, (ii) WES absorbs the expected losses of Genesys through its deferral of Genesys’s service fees owed to WES and the Company has, since entering into the administrative services agreement, had to continuously defer service fees for Genesys, and (iii) the Company believes Genesys will continue to have a shortfall on payment of its service fees for the foreseeable future, leaving no expected residual returns for the shareholder. As of April 1, 2022, the Company had one VIE — Genesys.

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

There were no intersegment sales during the three months ended April 1, 2022 and April 2, 2021. The Company’s chief operating decision maker evaluates the performance of each segment based upon income or loss from operations before income taxes. Certain segment asset information including expenditures for long-lived assets has not been presented as it is not reported to or reviewed by the chief operating decision maker. In addition, enterprise-wide service line contract revenue is not included as it is impracticable to report this information for each group of similar services.

Financial information with respect to the reportable segments is as follows:

		Engineering	Unallocated		Consolidated
	Energy	& Consulting	Corporate	Intersegment	Total
	(in thousands)
Fiscal Three Months Ended April 1, 2022
Contract revenue	$74,886	$16,952	$-	$-	$91,838
Depreciation and amortization	4,157	252	-	-	4,409
Interest expense, net	4	-	747	-	751
Segment profit (loss) before income tax expense	(4,353)	2,107	(3,916)	-	(6,162)
Income tax expense (benefit)	(1,687)	817	(1,519)	-	(2,389)
Net income (loss)	(2,665)	1,290	(2,398)	-	(3,773)
Segment assets (1)	336,957	22,979	35,931	(23,130)	372,737
Fiscal Three Months Ended April 2, 2021
Contract revenue	$62,007	$17,079	$-	$-	$79,086
Depreciation and amortization	3,938	249	-	-	4,187
Interest expense, net	4	-	1,060	-	1,064
Segment profit (loss) before income tax expense	(2,832)	2,110	(4,502)	-	(5,224)
Income tax expense (benefit)	(790)	589	(1,257)	-	(1,458)
Net income (loss)	(2,042)	1,521	(3,245)	-	(3,766)
Segment assets (1)	312,341	22,624	73,015	(23,130)	384,850
(1)	Segment assets are presented net of intercompany receivables.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following tables provide information about disaggregated revenue by contract type, client type and geographical region:

	Three months ended April 1, 2022
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$8,818	$13,001	$21,819
Unit-based	42,957	2,984	45,941
Fixed price	23,110	968	24,078
Total (1)	$74,886	$16,952	$91,838

Client Type
Commercial	$8,089	$1,478	$9,567
Government	18,359	15,453	33,812
Utilities (2)	48,437	21	48,458
Total (1)	$74,886	$16,952	$91,838

Geography (3)
Domestic	$74,886	$16,952	$91,838

	Three months ended April 2, 2021
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$6,900	$13,421	$20,321
Unit-based	39,614	2,445	42,059
Fixed price	15,493	1,213	16,706
Total (1)	$62,007	$17,079	$79,086

Client Type
Commercial	$5,928	$1,096	$7,024
Government	13,555	15,929	29,484
Utilities (2)	42,525	53	42,578
Total (1)	$62,007	$17,079	$79,086

Geography (3)
Domestic	$62,007	$17,079	$79,086

(1)	Amounts may not add to the totals due to rounding.
(2)	Includes the portion of revenue related to small business programs paid by the end user/customer.
(3)	Revenue from the Company’s foreign operations were not material for the three months ended April 1, 2022 and April 2, 2021.

Geographical Information

Substantially all of the Company’s consolidated revenue was derived from its operations in the U.S. The Company operates through a network of offices spread across 23 U.S. states, the District of Columbia, and Canada. Revenues from the Company’s Canadian operations were not material for the three months ended April 1, 2022 nor the three months ended April 2, 2021.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Customer Concentration

For the three months ended April 1, 2022 and April 2, 2021, the Company’s top 10 customers accounted for 54.2%, and 48.7%, respectively, of the Company’s consolidated contract revenue. For the three months ended April 1, 2022, the Company had one customer, LADWP, that accounted for 17.1% of its consolidated contract revenues. For the three months ended April 2, 2021, the Company did not have any individual customers that accounted for more than 10% of its consolidated contract revenues.

On a segment basis, the Company had individual customers that accounted for more than 10% of its segment contract revenues. For the three months ended April 1, 2022, the Company derived 32.1% of its Energy segment revenues from two customers, LADWP and Duke Energy. For the three months ended April 1, 2022, no single customer accounted for 10% or more of its Engineering and Consulting segment revenues. For the three months ended April 2, 2021, the Company derived 10.3% of its Energy segment revenues from one customer, Consolidated Edison of New York, and it derived 17.8% of its Engineering and Consulting segment revenues from one customer, the City of Elk Grove.

The Company’s largest clients are based in California and New York. For the three months ended April 1, 2022 and April 2, 2021, services provided to clients in California accounted for 43.6%, and 34.3%, respectively, of the Company’s contract revenue and services provided to clients in New York accounted for 19.0% and 22.1%, respectively, of the Company’s contract revenue.

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

During each fiscal year, the Company assesses the available positive and negative evidence to evaluate if it is more likely than not that the deferred tax assets will be realized. At the end of fiscal year 2018, the Company determined that it was more-likely-than-not that the entire California net operating loss will not be utilized prior to expiration. Significant pieces of objective evidence evaluated included the Company’s history of utilization of California net operating losses in prior years for each of its subsidiaries, as well as its forecasted amount of net operating loss utilization for certain members of the combined group. As a result, at that time, the Company recorded a valuation allowance in the amount of $86,000 related to California net operating losses. During fiscal year 2021, the Company determined that it was more-likely-than-not that the New Jersey net operating losses will not be utilized prior to expiration and, accordingly, recorded a valuation allowance of $1.1 million. Significant pieces of objective evidence evaluated included the Company’s proportional increase of revenue to other states resulting in a dilution of New Jersey sourced income as well as the Company’s forecasted amount of net operating loss utilization in New Jersey for certain members of the combined group. At the end of fiscal year 2021, the total valuation allowance was $1.2 million, compared to a balance of $86,000 for fiscal year 2020.

As of April 1, 2022, the Company assessed all available positive and negative evidence available to determine whether, based on the weight of that evidence, there was a change in judgment related to the utilization of deferred tax assets in future years. The Company concluded that as of April 1, 2022, the valuation allowance for the Company’s deferred tax assets was appropriate in accordance with ASC 740. Consequently, there was no change to the valuation allowance during the three months ended April 1, 2022.

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

The Company recognizes the tax benefit from uncertain tax positions if it is more likely than not that the tax positions will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefit is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. During the three months ended April 1, 2022, the Company did not record a liability for uncertain tax positions.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Based on the Company’s estimates and determination of an effective tax rate for the year, the Company recorded an income tax benefit of $2.4 million for the three months ended April 1, 2022 as compared to an income tax benefit of $1.5 million for the three months ended April 2, 2021. During the three months ended April 1, 2022, the difference between the effective tax rate and the federal statutory rate was primarily attributable to state taxes, non-deductible stock compensation, nondeductible executive compensation, research and development tax credits, and the commercial building energy efficiency deduction. During the three months ended April 2, 2021, the difference between the effective tax rate and the federal statutory rate was primarily attributable to state taxes, the recognition of tax deductions related to the vesting of performance-based restricted stock units, nondeductible executive compensation, research and development tax credits, and the commercial building energy efficiency deduction.

On June 10, 2021, the Company received notice from the State of New York indicating that the Company’s 2017, 2018, and 2019 state tax returns were under examination. As of April 1, 2022, the examination was finalized and there were no changes made by the State of New York to the state tax returns filed.

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

The following table sets forth the number of weighted-average common shares outstanding used to compute basic and diluted EPS:

	Three months ended
	April 1,	April 2,
	2022	2021
	(in thousands, except per share amounts)
Net income (loss)	$(3,773)	$(3,766)
Weighted-average common shares outstanding	12,786	12,147
Effect of dilutive stock options and restricted stock awards	—	—
Weighted-average common shares outstanding-diluted	12,786	12,147
Earnings (Loss) per share:
Basic	$(0.30)	$(0.31)
Diluted	$(0.30)	$(0.31)

For the three months ended April 1, 2022 and April 2, 2021, the Company reported a net loss, and accordingly, all outstanding equity awards have been excluded from such periods because including them would have been anti-dilutive.

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

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

13. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, Subsequent Events, the Company evaluates subsequent events up until the date the condensed consolidated financial statements are issued. As of May 5, 2022, there were no subsequent events required to be reported.

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

Historical and Current Impact of Covid-19

The coronavirus (“Covid-19”) pandemic and efforts to limit its spread negatively impacted our operations during our fiscal year 2020 and continued to impact us, albeit to a lesser extent, during fiscal year 2021. In California and New York, the states in which we have historically derived a majority of our revenue, mandatory shutdown orders were issued in March 2020 followed by phased re-openings that began in May 2020, followed by periods of curtailments as a result of resurgences of Covid-19 cases, and subsequent re-openings through 2020 and 2021. Our largest program for the Los Angeles Department of Water and Power (“LADWP”) resumed only in the third quarter of fiscal 2021 and was the last program suspended due to Covid-19. In addition, through fiscal year 2020 and 2021, none of our contracts were cancelled due to Covid-19.

In the Energy segment, we experienced a negative impact on our direct install programs that serve small businesses as a result of restrictions put in place by governmental authorities that required temporary shutdowns of all “non-essential” businesses which resulted in a significant portion of our direct install work on these programs being suspended for varying periods of time during fiscal year 2020 and continued in California through our first half of fiscal 2021. During non-Covid-19 impacted years, such as fiscal year 2019, we derived approximately 40% of our gross revenue from our direct install programs that serve small businesses and 60% from our other programs. Our other programs are either businesses that were determined to be “essential” by government authorities or continued to progress during the pandemic.

In the Engineering and Consulting segment, our revenues were less affected by Covid-19 than the revenues in the Energy segment. The services in this segment were generally deemed “essential” by the government and continued to operate while abiding social distancing measures.

Through the current fiscal year 2022, while none of our current programs are under suspension due to Covid-19 restrictions, certain market segments such as small business customers of major utilities continue to experience lingering impacts of the reduced economic activity due to the Covid-19 related mandates in 2020 and 2021. As of May 4, 2022, none of our contracts were cancelled as a result of Covid-19.

Asset and liability valuation and other estimates used in preparation of financial statements

As of April 1, 2022, we did not have any impairment with respect to goodwill or long-lived assets, including intangible assets. Because the full extent of the impact of the Covid-19 outbreak and efforts to slow its spread are unknown at this time, they could, under certain circumstances, cause impairment and result in a non-cash impairment charge being recorded in future periods. Changes to the estimated future profitability of the business may require that we establish an additional valuation allowance against all or some portion of our net deferred tax assets.

Impact on Clients and Subcontractors and Other Risks

We primarily work for utilities, municipalities and other public agencies. Some of these customers could experience significant budget shortfalls for the current year and beyond as a result of the measures taken to mitigate the Covid-19 pandemic and/or revenue shortfalls as a result of reduced economic activity. Although none of our contracts with governmental or public agencies were materially modified during our fiscal year 2020 or fiscal year 2021, these potential budget deficits could result in delayed funding for existing contracts, postponements of new contracts or price concessions. Further, most of our clients are not committed to purchase any minimum amount of services, as our agreements with them are based on a “purchase order” or “master service agreement” model. As a result, they may discontinue utilizing some or all of our services with little or no notice.

 In addition, we rely on subcontractors and material suppliers to complete a substantial portion of our work, especially in our Energy segment. If our significant subcontractors and material suppliers suffer significant economic harm and must limit or cease operations or file for bankruptcy as a result of the current economic slowdown, our subcontractors and material suppliers may not be able to fulfill their contractual obligations satisfactorily and we may not have the ability to select our subcontractors and material suppliers of choice for new contracts. If our subcontractors and material suppliers are not able to fulfill their contractual obligations, it could result in a significant increase in costs for us to complete the projects or cause significant delays to the realization of revenues under those projects. The ultimate impact of Covid-19 on our financial condition and results of operations will depend on all of the factors noted above, including other factors that we may not be able to forecast at this time. See the risk factor “The Covid-19 pandemic and health and safety measures intended to slow its spread have adversely affected, and may continue to adversely affect, our business, results of operations and financial condition.” under Part I. Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021. While Covid-19 has had an adverse effect on our business, financial condition and results of operations, we are unable to predict the extent or duration of future impacts at this time.

Health and Safety

In response to the Covid-19 pandemic, we have taken and will continue to take precautionary measures intended to help minimize the risk of Covid-19 to our employees, including requiring the majority of our employees to work remotely, suspending non-essential travel and restricting in-person work-related meetings. We expect to continue to implement similar measures until it has been determined that the Covid-19 pandemic is adequately contained for purposes of our business, and may take further actions as government authorities require or recommend or as it determines to be in the best interests of our employees, customers, business partners and third-party service providers.

Recent Developments

On March 8, 2022, we amended our credit facility to provide for increased liquidity and covenant flexibility as a result of forecasted increased working capital requirements related to additional organic growth, including the resumption of the LADWP small business program and increases from construction management projects in our Energy segment. The amendment also revises the pricing structure of borrowings under our credit agreement from utilizing as a reference rate the London Inter-Bank Offered Rate (“LIBOR”) to utilizing the Secured Overnight Financing Rate (“SOFR”). For more information, see Item 1, Part 1, Note 6, “Debt Obligations” of the notes to condensed consolidated financial statements included in this quarterly report on Form 10-Q.

Results of Operations

First Quarter Overview

The following table sets forth, for the periods indicated, certain information derived from our consolidated statements of comprehensive income(1):

	Three Months Ended
	April 1,		April 2,
	2022		2021		$ Change	% Change

	(in thousands, except percentages)

Contract revenue	$91,838	100.0%	$79,086	100.0%	$12,752	16.1%
Direct costs of contract revenue:
Salaries and wages	18,810	20.5	15,820	20.0	2,990	18.9
Subcontractor services and other direct costs	41,668	45.4	31,134	39.4	10,534	33.8
Total direct costs of contract revenue	60,478	65.9	46,954	59.4	13,524	28.8

Gross profit	31,360	34.1	32,132	40.6	(772)	(2.4)

General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	19,357	21.1	19,444	24.6	(87)	(0.4)
Facilities and facilities related	2,398	2.6	2,643	3.3	(245)	(9.3)
Stock-based compensation	3,305	3.6	4,206	5.3	(901)	(21.4)
Depreciation and amortization	4,409	4.8	4,187	5.3	222	5.3
Other	7,499	8.2	5,841	7.4	1,658	28.4
Total general and administrative expenses	36,968	40.3	36,321	45.9	647	1.8

Income (loss) from operations	(5,608)	(6.1)	(4,189)	(5.3)	(1,419)	33.9
Other income (expense):
Interest expense	(751)	(0.8)	(1,064)	(1.3)	313	(29.4)
Other, net	197	0.2	29	0.0	168	579.2
Total other income (expense)	(554)	(0.6)	(1,035)	(1.3)	481	(46.5)
Income (Loss) before income tax expense	(6,162)	(6.7)	(5,224)	(6.6)	(938)	18.0
Income tax expense (benefit)	(2,389)	(2.6)	(1,458)	(1.8)	(931)	63.9
Net income (loss)	$(3,773)	(4.1)	$(3,766)	(4.8)	$(7)	0.2
(1)	Percentages are expressed as a percentage of contract revenue and may not total due to rounding.

The following tables provides information about disaggregated revenue of our two segments, Energy and Engineering and Consulting, by contract type, client type and geographical region:

	Three months ended April 1, 2022
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$8,818	$13,001	$21,819
Unit-based	42,957	2,984	45,941
Fixed price	23,110	968	24,078
Total (1)	$74,886	$16,952	$91,838

Client Type
Commercial	$8,089	$1,478	$9,567
Government	18,359	15,453	33,812
Utilities (2)	48,437	21	48,458
Total (1)	$74,886	$16,952	$91,838

Geography (3)
Domestic	$74,886	$16,952	$91,838

	Three months ended April 2, 2021
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$6,900	$13,421	$20,321
Unit-based	39,614	2,445	42,059
Fixed price	15,493	1,213	16,706
Total (1)	$62,007	$17,079	$79,086

Client Type
Commercial	$5,928	$1,096	$7,024
Government	13,555	15,929	29,484
Utilities (2)	42,525	53	42,578
Total (1)	$62,007	$17,079	$79,086

Geography (3)
Domestic	$62,007	$17,079	$79,086

(1)	Amounts may not add to the totals due to rounding.
(2)	Includes the portion of revenue related to small business programs paid by the end user/customer.
(3)	Revenue from our foreign operations were immaterial for the three months ended April 1, 2022 and April 2, 2021.

Three Months Ended April 1, 2022 Compared to Three Months Ended April 2, 2021

Contract revenue. Consolidated contract revenue increased $12.8 million, or 16.1%, in the three months ended April 1, 2022, compared to the three months ended April 2, 2021, primarily due to the resumption of Covid-19 suspended projects combined with increases from construction management projects in our Energy segment.

Contract revenue in our Energy segment increased $12.9 million, or 20.8%, in the three months ended April 1, 2022, compared to the three months ended April 2, 2021, primarily as a result of increased contract revenues due to the resumption of Covid-19 suspended projects combined with increases from construction management projects. Covid-19 suspended projects resumed as a result of the lifting of business suspensions resulting from the Covid-19 pandemic and efforts to limit its spread that impacted projects during the first half of fiscal 2021. Contract revenue related to Energy segment construction management activities increased as a result of the start-up of new Energy segment projects.

Contract revenue in our Engineering and Consulting segment was relatively flat for the three months ended April 1, 2022, compared to the three months ended April 2, 2021.

Direct costs of contract revenue. Direct costs of consolidated contract revenue increased $13.5 million, or 28.8%, in the three months ended April 1, 2022, compared to the three months ended April 2, 2021, primarily due to increases in our contract revenues in our Energy segment as described above as well as the ramping up of new projects for which we saw higher project startup costs relative to the revenue recognized.

Direct costs of contract revenue in our Energy segment increased $14.1 million, or 37.2%, in the three months ended April 1, 2022, compared to the three months ended April 2, 2021. Direct costs of contract revenue for the Engineering and Consulting segment decreased $0.6 million, or 7.1%, in the three months ended April 1, 2022, compared to the three months ended April 2, 2021.

Subcontractor services and other direct costs increased by $10.5 million, or 33.8%, and salaries and wages increased by $3.0 million, or 18.9%, in the three months ended April 1, 2022, compared to the three months ended April 2, 2021, primarily due to the increases in contract revenues as described above combined with changes in the mix of those contract revenues to those which contain a higher percentage of material costs and installation subcontracting and lower percentage of labor costs, as well as the ramping up of new projects for which we saw higher project startup costs relative to the revenue recognized.

Gross Profit. Gross profit decreased 2.4% to $31.4 million, or 34.1% gross margin, for the three months ended April 1, 2022, compared to gross profit of $32.1 million, or 40.6% gross margin, for the three months ended April 2, 2021. The decrease in our gross margin was primarily driven by changes in the mix of revenues as described above combined with the ramping up of new projects for which we saw higher project startup costs relative to the revenue recognized.

General and administrative expenses. General and administrative (“G&A”) expenses increased by $0.6 million, or 1.8%, in the three months ended April 1, 2022 compared to the three months ended April 2, 2021. The increase in G&A expenses consisted of an increase of $0.7 million in the Energy segment and an increase of $0.4 million in the Engineering and Consulting segment, partially offset by a decrease of $0.5 million in unallocated corporate expense. The increase in G&A expenses was primarily attributed to higher professional service fees and higher computer-related expenses, partially offset by lower stock-based compensation expenses.

Within G&A expenses, the increase of $1.7 million in other general and administrative expenses, combined with the increase of $0.2 million in depreciation and amortization was partially offset by a decrease of $0.9 million in stock-based compensation and a decrease of $0.2 million in facilities and facility related expenses. Salaries and wages, payroll taxes and employee benefits were relatively flat for the three months ended April 1, 2022, compared to the three months ended April 2, 2021. The increase in other general and administrative expenses was primarily due to higher professional service fees and higher computer-related expenses. The increase in depreciation and amortization was primarily related to higher depreciation of internally-developed computer software. The decrease in stock-based compensation expenses was primarily related to previously awarded stock grants reaching the end of their corresponding vesting periods. The decrease in facilities and facilities related expenses was attributed to satisfied facility leases that were not renewed.

Income (loss) from operations. Operating loss was $5.6 million for the three months ended April 1, 2022 as a result of the factors noted above. As a percentage of contract revenue, operating loss increased from 5.3% to 6.1% for the three months ended April 1, 2022, compared to the three months ended April 2, 2021.

Total other expense, net. Total other expense, net, decreased $0.5 million, or 46.5%, for the three months ended April 1, 2022, compared to the three months ended April 2, 2021, as a result of higher interest income and lower interest expense related to principal reductions in term loans.

Income tax expense (benefit). We recorded an income tax benefit of $2.4 million for the three months ended April 1, 2022, compared to a tax benefit of $1.5 million for the three months ended April 2, 2021. The increase in the income tax benefit is primarily attributable to additional energy efficiency building deductions calculated for prior years.

Net income (loss). Net loss was relatively flat for the three months ended April 1, 2022, compared to the three months ended April 2, 2021.

Liquidity and Capital Resources

	Three Months Ended
	April 1,	April 2,
	2022	2021
	(in thousands)
Net cash provided by (used in):
Operating activities	$(7,754)	$5,645
Investing activities	(2,064)	(1,319)
Financing activities	6,248	(7,357)
Net increase (decrease) in cash and cash equivalents	$(3,570)	$(3,031)

Sources of Cash

We believe that our cash and cash equivalents, cash generated by operating activities, and available borrowings under our Revolving Credit Facility and Delayed Draw Term Loan will be sufficient to finance our operating activities for at least the next 12 months. As a result of forecasted increased working capital requirements related to our $781 million in California Investor-Owned Utility Contracts and other organic growth, on March 8, 2022, we amended our credit agreement to, among other things, adjust certain covenants to ensure an adequate margin for compliance obligations through fiscal year 2022. For more information Part I, Item 1, Note 6, “Debt Obligations”, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

As of April 1, 2022, we had a $100 million Term A Loan with $72.5 million outstanding, a $50.0 million Revolving Credit Facility with no borrowed amounts outstanding and $4.1 million in letters of credit issued, and a $50.0 million Delayed Draw Term Loan with $43.3 million outstanding, each scheduled to mature on June 26, 2024. In addition, as of April 1, 2022, we had $7.7 million of cash and cash equivalents. Our primary source of liquidity for the next 12 months and beyond is cash generated from operations and borrowings under our Revolving Credit Facility.

As of April 1, 2022, borrowings under our Credit Facilities, exclusive of the effects of upfront fees, undrawn fees and issuance cost amortization, bore interest at 2.7%. See Part I, Item 1, Note 6, “Debt Obligations”, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, and Part II, Item 8, Note 5, “Debt Obligations”, of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, for information regarding our indebtedness, including information about new borrowings and repayments, principal repayment terms, interest rates, covenants, and other key terms of our outstanding indebtedness.

Cash Flows from Operating Activities

Cash flows used in operating activities were $7.8 million for the three months ended April 1, 2022, as compared to cash flows provided by operating activities of $5.6 million for the three months ended April 2, 2021. Cash flow from operating activities primarily consists of net income, adjusted for non-cash charges, such as depreciation and amortization and stock-based compensation, plus or minus changes in operating assets and liabilities. Cash flows used in operating activities for the three months ended April 1, 2022, resulted primarily from the changing mix of revenues, combined with the increased demand for working capital related to the resumption of our utility programs that were suspended in 2021 and start-up costs associated with certain new contract awards. Changes in cash flows provided by operating activities for the three months ended April 2, 2021 were primarily due to reductions in working capital requirements as a result of the reduction of revenues from the suspension of our small business energy programs in California.

Cash Flows from Investing Activities

Cash flows used in investing activities were $2.1 million for the three months ended April 1, 2022, as compared to cash flows used in investing activities of $1.3 million for the three months ended April 2, 2021. Cash flows used in investing activities for the three months ended April 1, 2022 were primarily due to cash paid for the development of software, and the purchase of equipment. Cash flows used in investing activities for the three months ended April 2, 2021 were primarily due to cash paid for the development of software, the purchase of equipment and leasehold improvements.

Cash Flows from Financing Activities

Cash flows provided by financing activities were $6.2 million for the three months ended April 1, 2022, as compared to cash flows used in financing activities of $7.4 million for the three months ended April 2, 2021. Cash flows provided by financing activities for the three months ended April 1, 2022, were primarily attributable to borrowings of $20.0 million under our Delayed Draw Term Loan, partially offset by payments of $10.2 million for contingent consideration related to prior acquisitions combined with repayments of $3.3 million under our term loan facility and revolving line of credit. Cash flows used in financing activities for the three months ended April 2, 2021, were primarily attributable to payments of $5.4 million for contingent consideration related to prior acquisitions, repayments of $3.2 million under our term loan facility and revolving line of credit, partially offset by $1.4 million in proceeds from sales of common stock under our employee stock purchase plan.

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

Contractual Obligations

The following table sets forth our known contractual obligations as of April 1, 2022:

		Less than			More than
Contractual Obligations	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
	( in thousands)
Long term debt (1)	$116,681	$16,357	$100,324	$—	$—
Interest payments on debt outstanding (2)	6,791	3,228	3,563	—	—
Operating leases	15,389	5,629	6,079	3,270	411
Finance leases	2,023	732	1,185	105	1
Total contractual cash obligations	$140,884	$25,946	$111,151	$3,375	$411
(1)	Long-term debt includes $72.5 million outstanding on our Term A Loan and $43.3 million outstanding on our Delayed Draw Term Loan as of April 1, 2022. We have assumed no future borrowings or repayments (other than at maturity) for purposes of this table. Our term loans are scheduled to mature on June 26, 2024.
(2)	Borrowings under our Delayed Draw Term Loan bear interest at a variable rate. Future interest payments on our Credit Facilities are estimated using floating rates in effect as of April 1, 2022.

We are obligated to pay earn-out payments in connection with our 2019 acquisition of Energy and Environmental Economics, Inc. (“E3, Inc.”). We are obligated to pay up to $12.0 million in cash if E3, Inc. exceeds certain financial targets during the three years after the E3, Inc. closing date. As of April 1, 2022, we had remaining contingent consideration payable of $0.9 million related to this acquisition. For the three months ended April 1, 2022, our statement of operations includes $0.1 million of accretion (excluding fair value adjustments) related to the contingent consideration.

Outstanding Indebtedness

See Part I, Item 1, Note 6, “Debt Obligations”, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, and Part II, Item 8, Note 5, “Debt Obligations”, of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, for information regarding our indebtedness, including information about new borrowings and repayments, principal repayment terms, interest rates, covenants, and other key terms of our outstanding indebtedness.

Insurance Premiums

From time to time, we finance insurance premiums by entering into unsecured notes payable with insurance companies.

Interest Rate Swap

From time to time, we enter into interest rate swap agreements to moderate our exposure to fluctuations in interest rates underlying our variable rate debt. For more information, see Part I, Item 3, “Quantitative and Qualitative Disclosures About Market Risk”, and Note 5, “Derivatives”, to the Notes of Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Impact of Inflation

Due to the average duration of our projects and our ability to negotiate prices as contracts end and new contracts begin, we believe our operations have not been, and, in the foreseeable future, are not expected to be, materially impacted by moderate inflation.

Components of Revenue and Expense

Contract Revenue

We generally provide our services under contracts, purchase orders or retainer letters. The agreements we enter into with our clients typically incorporate one of three principal types of pricing provisions: time-and-materials, unit-based, and fixed price. Revenue on our time-and-materials and unit-based contracts are recognized as the work is performed in accordance with specific terms of the contract. As of April 1, 2022, approximately 24% of our contracts are time-and-materials contracts and approximately 50% of our contracts are unit-based contracts, compared to approximately 26% for time-and-materials contracts and approximately 53% for unit-based contracts as of April 2, 2021.

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

Our contracts come up for renewal periodically and at the time of renewal may be subject to renegotiation, which could impact the profitability on that contract. In addition, during the term of a contract, public agencies may request additional or revised services which may impact the economics of the transaction. Most of our contracts permit our clients, with prior notice, to terminate the contracts at any time without cause. While we have a large volume of contracts, the renewal, termination or modification of a contract, in particular contracts with Consolidated Edison, the Dormitory Authority-State of New York (“DASNY”), and utility programs associated with Los Angeles Department of Water and Power and Duke Energy Corp., may have a material effect on our consolidated operations.

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

There have been no material changes in our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for our fiscal year ended December 31, 2021. Please refer to Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 for a discussion of our critical accounting policies and estimates.

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

As of April 1, 2022, we had cash and cash equivalents of $7.7 million. This amount represents cash on hand in business checking accounts with BMO Harris Bank, N.A. We do not engage in trading activities and do not participate in foreign currency transactions.

We are subject to interest rate risk in connection with our Term A Loan and borrowings, if any, under our revolving credit facility and delayed draw term loan, each of which bears interest at variable rates. As of April 1, 2022, $72.5 million was outstanding under our Term A Loan, $43.3 million was outstanding under our delayed draw term loan, no borrowed amounts were outstanding and $4.1 million in letters of credit were issued under the revolving credit facility. Each of our Term A Loan, revolving credit facility and delayed draw term loan mature as of June 26, 2024 and are governed by our credit agreement, as amended.

Pursuant to the Fifth Amendment, (as described in Part I, Item 1, Note 6, “Debt Obligations,” of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q) ,during the Extended Covenant Relief Period, borrowings under the Credit Agreement will bear interest at either a Base Rate or SOFR (plus 0.10% or 0.15% depending on the interest period), each as defined in the Credit Agreement, at our option, and in each case, plus an applicable margin, which applicable margin will range from 0.125% to 1.50% with respect to Base Rate borrowings and 1.125% to 2.50% with respect to SOFR borrowings, depending on the Leverage Ratio; provided, that SOFR cannot be less than 0.00%. We will also pay a commitment fee for the unused portion of the revolving credit facility and the delayed draft term loan facility under the Credit Agreement, which will range from 0.15% to 0.45% per annum depending on the Leverage Ratio, and fees on the face amount of any letters of credit outstanding under the revolving credit facility, which will range from 0.84% to 1.875% per annum, in each case, depending on whether such letter of credit is a performance or financial letter of credit and the Leverage Ratio. Based upon the amount of our outstanding indebtedness as of April 1, 2022, a one percentage point increase in the effective interest rate would change our annual interest expense by approximately $1.2 million in 2022.

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

On January 31, 2019, we entered into an interest swap agreement for $35.0 million notional amount with a fixed rate of 2.47%. The interest swap agreement was designated as a cash flow hedge to fix the variable interest rate on a portion of the outstanding principal amount under our prior term loan facility. The interest swap agreement expired on January 31, 2022.

Risk Related to Potential LIBOR Transition

On March 8, 2022, we entered into the Fifth Amendment (as described in Part I, Item 1, Note 6, “Debt Obligations” of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q) which, among other things, revises the pricing structure of borrowings under our Credit Agreement from utilizing as a reference rate LIBOR to utilizing SOFR.

ITEM 4.  Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15-d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as controls and other procedures that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, Thomas D. Brisbin, and our Chief Financial Officer, Creighton K. Early, as appropriate to allow timely decisions regarding required disclosure.

In connection with the preparation of this Quarterly Report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of April 1, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, as of April 1, 2022.

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

ITEM 1A. Risk Factors

There are no material changes to the risk factors set forth in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended April 1, 2022, we repurchased an aggregate of 27,152 shares of our common stock at an average price of $30.84 per share from employees to satisfy tax withholding obligations incurred in connection with the vesting of restricted stock, all of which occurred on March 28, 2022.

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

10.1

Fifth Amendment to Amended and Restated Credit Agreement, dated as of March 8, 2022, by and among Willdan Group, Inc., the Guarantors signatory thereto, the Lenders signatory thereto and BMO Harris Bank N.A., as administrative agent (incorporated by reference to Exhibit 10.6 to Willdan Group, Inc.’s Annual Report on Form 10-K filed on March 11, 2022).

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
May 5, 2022