Form 10-Q
period 2022-07-01
Willdan Group, Inc.
filed 2022-08-05
CIK 1370450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2022

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

As of August 3, 2022, there were 13,282,133 shares of common stock, $0.01 par value per share, of Willdan Group, Inc. issued and outstanding.

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

All of our forward-looking statements are subject to risks and uncertainties that may cause our actual results to differ materially from our expectations. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to:

●	our ability to adequately complete projects in a timely manner;
●	our ability to compete successfully in the highly competitive energy services market, which represented 81% of our consolidated revenue in fiscal year 2021;
●	our reliance on work from our top ten clients, which accounted for 49% of our consolidated contract revenue for fiscal year 2021;
●	the extent to which the coronavirus (“Covid-19”) pandemic and measures taken to contain its spread ultimately impact our business, results of operation and financial condition;
●	changes in state, local and regional economies and government budgets;
●	our ability to win new contracts, to renew existing contracts and to compete effectively for contracts awarded through bidding processes;
●	our ability to successfully integrate our acquisitions and execute on our growth strategy;
●	our ability to make principal and interest payments on our outstanding debt as they come due and to comply with the financial covenants contained in our debt agreements;
●	our ability to obtain financing and to refinance our outstanding debt as it matures;
●	our ability to attract and retain managerial, technical, and administrative talent; and
●	our ability to manage supply chain constraints, labor shortages, and rising inflation.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(Unaudited)

	July 1,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$5,811	$11,221
Accounts receivable, net of allowance for doubtful accounts of $751 and $1,115 at July 1, 2022 and December 31, 2021, respectively	60,301	67,211
Contract assets	61,177	59,288
Other receivables	6,231	6,267
Prepaid expenses and other current assets	4,864	4,972
Total current assets	138,384	148,959
Equipment and leasehold improvements, net	19,382	16,757
Goodwill	130,124	130,124
Right-of-use assets	13,387	15,177
Other intangible assets, net	47,024	52,713
Other assets	13,891	13,843
Deferred income taxes, net	19,691	16,849
Total assets	$381,883	$394,422
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$27,813	$36,672
Accrued liabilities	34,994	35,680
Contingent consideration payable	943	10,206
Contract liabilities	11,410	13,499
Notes payable	16,019	15,036
Finance lease obligations	891	539
Lease liability	5,435	5,575
Total current liabilities	97,505	117,207
Contingent consideration payable	—	832
Notes payable	97,121	85,538
Finance lease obligations, less current portion	1,413	778
Lease liability, less current portion	8,956	10,768
Other noncurrent liabilities	78	78
Total liabilities	205,073	215,201

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 40,000 shares authorized; 13,215 and 12,804 shares issued and outstanding at July 1, 2022 and December 31, 2021, respectively	132	128
Additional paid-in capital	172,678	167,032
Accumulated other comprehensive loss	—	(38)
Retained earnings	4,000	12,099
Total stockholders’ equity	176,810	179,221
Total liabilities and stockholders’ equity	$381,883	$394,422

See accompanying notes to Condensed Consolidated Financial Statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2022	2021	2022	2021
Contract revenue	$102,645	$84,154	$194,483	$163,240

Direct costs of contract revenue (inclusive of directly related depreciation and amortization):
Salaries and wages	21,284	16,366	40,094	32,186
Subcontractor services and other direct costs	49,771	36,902	91,439	68,036
Total direct costs of contract revenue	71,055	53,268	131,533	100,222

General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	20,439	18,712	39,796	38,156
Facilities and facility related	2,373	2,379	4,771	5,022
Stock-based compensation	1,714	5,933	5,019	10,139
Depreciation and amortization	4,426	4,224	8,835	8,411
Other	7,936	6,710	15,435	12,551
Total general and administrative expenses	36,888	37,958	73,856	74,279
Income (Loss) from operations	(5,298)	(7,072)	(10,906)	(11,261)

Other income (expense):
Interest expense, net	(1,030)	(1,099)	(1,781)	(2,163)
Other, net	329	(93)	526	(64)
Total other expense, net	(701)	(1,192)	(1,255)	(2,227)
Income (Loss) before income taxes	(5,999)	(8,264)	(12,161)	(13,488)

Income tax (benefit) expense	(1,673)	(3,663)	(4,062)	(5,121)
Net income (loss)	(4,326)	(4,601)	(8,099)	(8,367)

Other comprehensive income (loss):
Unrealized gain (loss) on derivative contracts, net of tax	—	104	38	232
Comprehensive income (loss)	$(4,326)	$(4,497)	$(8,061)	$(8,135)

Earnings (Loss) per share:
Basic	$(0.33)	$(0.37)	$(0.63)	$(0.68)
Diluted	$(0.33)	$(0.37)	$(0.63)	$(0.68)

Weighted-average shares outstanding:
Basic	13,016	12,421	12,901	12,284
Diluted	13,016	12,421	12,901	12,284

See accompanying notes to Condensed Consolidated Financial Statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

				Accumulated
			Additional	other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Earnings	Total
Balance at January 1, 2021	12,160	$122	$149,014	$(488)	$20,516	$169,164
Shares of common stock issued in connection with employee stock purchase plan	66	1	1,384	—	—	1,385
Shares of common stock issued in connection with incentive stock plan	27	—	527	—	—	527
Shares used to pay taxes on stock grants	—	—	(12)	—	—	(12)
Issuance of restricted stock award and units	255	2	(3)	—	—	(1)
Stock-based compensation expense	—	—	4,206	—	—	4,206
Net income (loss)	—	—	—	—	(3,766)	(3,766)
Other comprehensive income	—	—	—	128	—	128
Balance at April 2, 2021	12,508	$125	$155,116	$(360)	$16,750	$171,631
Shares of common stock issued in connection with incentive stock plan	77	1	850	—	—	851
Shares used to pay taxes on stock grants	(79)	(1)	(3,104)	—	—	(3,105)
Issuance of restricted stock award and units	207	2	(2)	—	—	—
Stock-based compensation expense	—	—	5,933	—	—	5,933
Net income (loss)	—	—	—	—	(4,601)	(4,601)
Other comprehensive income	—	—	—	104	—	104
Balance at July 2, 2021	12,713	$127	$158,793	$(256)	$12,149	$170,813

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Earnings	Total
Balance at December 31, 2021	12,804	$128	$167,032	$(38)	$12,099	$179,221
Shares of common stock issued in connection with employee stock purchase plan	52	1	1,560	—	—	1,561
Shares of common stock issued in connection with incentive stock plan	4	—	23	—	—	23
Shares used to pay taxes on stock grants	(27)	—	(837)	—	—	(837)
Issuance of restricted stock award and units	373	3	(3)	—	—	—
Stock-based compensation expense	—	—	3,305	—	—	3,305
Net income (loss)	—	—	—	—	(3,773)	(3,773)
Other comprehensive income	—	—	—	38	—	38
Balance at April 1, 2022	13,206	$132	$171,080	$—	$8,326	$179,538
Shares of common stock issued in connection with employee stock purchase plan	—	—	—	—	—	—
Shares of common stock issued in connection with incentive stock plan	—	—	—	—	—	—
Shares used to pay taxes on stock grants	(5)	—	(116)	—	—	(116)
Issuance of restricted stock award and units	14	—	—	—	—	—
Stock-based compensation expense	—	—	1,714	—	—	1,714
Net income (loss)	—	—	—	—	(4,326)	(4,326)
Other comprehensive income	—	—	—	—	—	—
Balance at July 1, 2022	13,215	$132	$172,678	$—	$4,000	$176,810

See accompanying notes to Condensed Consolidated Financial Statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended
	July 1,	July 2,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$(8,099)	$(8,367)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8,835	8,411
Deferred income taxes, net	(2,842)	(3,041)
(Gain) loss on sale/disposal of equipment	(69)	(25)
Provision for doubtful accounts	107	342
Stock-based compensation	5,019	10,139
Accretion and fair value adjustments of contingent consideration	111	751
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts receivable	6,803	2,946
Contract assets	(1,889)	(4,266)
Other receivables	36	984
Prepaid expenses and other current assets	225	1,525
Other assets	(48)	5,000
Accounts payable	(8,859)	(13,311)
Accrued liabilities	(648)	(2,712)
Contract liabilities	(2,089)	1,020
Right-of-use assets	(162)	(104)
Net cash (used in) provided by operating activities	(3,569)	(708)
Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(4,344)	(3,100)
Proceeds from sale of equipment	73	43
Net cash (used in) provided by investing activities	(4,271)	(3,057)
Cash flows from financing activities:
Payments on contingent consideration	(10,206)	(6,616)
Payments on notes payable	(1,051)	(1,541)
Borrowings under term loan facility and line of credit	20,000	—
Repayments under term loan facility and line of credit	(6,500)	(6,500)
Principal payments on finance leases	(444)	(214)
Proceeds from stock option exercise	23	1,378
Proceeds from sales of common stock under employee stock purchase plan	1,561	1,385
Cash used to pay taxes on stock grants	(953)	(3,117)
Restricted Stock Award and Units	—	(1)
Net cash (used in) provided by financing activities	2,430	(15,226)
Net increase (decrease) in cash and cash equivalents	(5,410)	(18,991)
Cash and cash equivalents at beginning of period	11,221	28,405
Cash and cash equivalents at end of period	$5,811	$9,414
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,584	$1,961
Income taxes	413	(1,669)
Supplemental disclosures of noncash investing and financing activities:
Equipment acquired under finance leases	1,431	575

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

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Historical and Current Impact of Covid-19

The coronavirus (“Covid-19”) pandemic and efforts to limit its spread negatively impacted the Company’s operations during its fiscal year 2020 and continued to impact the Company, albeit to a lesser extent, during fiscal year 2021. In California and New York, the states in which the Company has historically derived a majority of its revenue, mandatory shutdown orders were issued in March 2020 followed by phased re-openings that began in May 2020, followed by periods of curtailments as a result of resurgences of Covid-19 cases, and subsequent re-openings through 2020 and 2021. The Company’s largest program for the Los Angeles Department of Water and Power (“LADWP”) resumed in the third quarter of fiscal 2021 and was the Company’s last program suspended due to Covid-19. In addition, through fiscal year 2020 and 2021, none of the Company’s contracts were cancelled due to Covid-19.

Through the current fiscal year 2022, though none of the Company’s current programs are under suspension due to Covid-19 restrictions, certain market segments such as small business customers of major utilities continue to experience lingering impacts of the reduced economic activity due to the Covid-19 related mandates in 2020 and 2021. As of August 3, 2022, none of the Company’s contracts were cancelled as a result of Covid-19.

Asset and liability valuation and other estimates used in preparation of financial statements

As of July 1, 2022, the Company did not have any impairment with respect to goodwill or long-lived assets, including intangible assets. Because the full extent of any impact of a resurgence of the Covid-19 outbreak and efforts to slow its spread are unknown at this time, they could, under certain circumstances, cause impairment and result in a non-cash impairment charge being recorded in future periods. Changes to the estimated future profitability of the business may require that the Company establish an additional valuation allowance against all or some portion of its net deferred tax assets.

Impact on Clients and Subcontractors and Other Risks

The Company primarily works for utilities, municipalities and other public agencies. Should there be a resurgence related to Covid-19, some of these customers could experience significant budget shortfalls for the current year and beyond as a result of the measures taken to mitigate the resurgence effects of the Covid-19 pandemic and/or revenue shortfalls as a result of reduced economic activity. Although none of the Company’s contracts with governmental or public agencies were materially modified during its fiscal year 2020 or fiscal year 2021, these potential budget deficits could result in delayed funding for existing contracts with the Company, postponements of new contracts or price concessions. Further, most of the Company’s clients are not committed to purchase any minimum amount of services, as the Company agreements with them are based on a “purchase order” or “master service agreement” model. As a result, they may discontinue utilizing some or all of the Company’s services with little or no notice.

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

Retainage, included in contract assets, represents amounts withheld from billings to the Company’s clients pursuant to provisions in the contracts and may not be paid to the Company until specific tasks are completed or the project is completed and, in some instances, for even longer periods. As of July 1, 2022 and December 31, 2021, contract assets included retainage of approximately $6.4 million and $4.5 million, respectively.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

4. SUPPLEMENTAL FINANCIAL STATEMENT DATA

Accounts Receivable

From time to time, in connection with factoring agreements, the Company sells trade accounts receivable without recourse to third party purchasers in exchange for cash. During the six months ended July 1, 2022, the Company did not sell any trade accounts receivable. During the six months ended July 2, 2021, the Company sold trade accounts receivable and received cash proceeds of $8.0 million. The discounts on the trade accounts receivable sold were $0.8 million and were recorded within “Other, net” in other income (expense) in the condensed consolidated financial statements.

Equipment and Leasehold Improvements

	July 1,	December 31,
	2022	2021
	(in thousands)
Furniture and fixtures	$4,018	$4,070
Computer hardware and software	30,659	26,425
Leasehold improvements	3,011	3,011
Equipment under finance leases	4,541	3,286
Automobiles, trucks, and field equipment	3,111	3,099
Subtotal	45,340	39,891
Accumulated depreciation and amortization	(25,958)	(23,134)
Equipment and leasehold improvements, net	$19,382	$16,757

Included in accumulated depreciation and amortization is $0.5 million and $0.6 million of amortization expense related to equipment held under finance leases for the six months ended July 1, 2022 and for fiscal year 2021, respectively.

Accrued Liabilities

	July 1,	December 31,
	2022	2021
	(in thousands)
Accrued subcontractor costs	$22,938	$19,727
Other	4,263	2,750
Employee withholdings	2,943	2,665
Compensation and payroll taxes	2,546	2,244
Accrued bonuses	1,733	7,767
Accrued workers’ compensation insurance	571	527
Total accrued liabilities	$34,994	$35,680

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Goodwill

	December 31,	Additional	Additions /	July 1,
	2021	Purchase Cost	Adjustments	2022
	(in thousands)
Reporting Unit:
Energy	$129,375	$—	$—	$129,375
Engineering and Consulting	749	—	—	749
	$130,124	$—	$—	$130,124

The Company tests for impairment, at a minimum, on an annual basis or earlier when certain events or changes in circumstances indicate that goodwill may more likely than not be impaired. The Company evaluated the current economic impact caused by the Covid-19 pandemic to assess a potential impairment of goodwill and noted that it does not believe it is more likely than not that goodwill was impaired as of July 1, 2022.

Intangible Assets

	July 1, 2022		December 31, 2021
	Gross	Accumulated	Gross	Accumulated	Amortization
	Amount	Amortization	Amount	Amortization	Period
	(in thousands)				(in years)
Finite:
Backlog	$7,944	$7,655	$7,944	$7,222	1.0
Tradename	15,911	9,993	15,911	8,997	2.5	-	6.0
Non-compete agreements	1,420	1,420	1,420	1,413	4.0	-	5.0
Developed technology	15,810	10,411	15,500	8,950	8.0
Customer relationships	58,149	22,731	58,149	19,939	5.0	-	8.0
Total finite intangible assets	99,234	52,210	98,924	46,521
In-process research and technology (1)	—	—	310	—
Total intangible assets	$99,234	$52,210	$99,234	$46,521
(1)	In-process research and technology will not be amortized until put into use.

During the six months ended July 1, 2022, the Company reclassified $0.3 million of in-process research and technology to developed technology and commenced amortization over its estimated useful life.

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

As of July 1, 2022, the Company had no derivative financial instruments in place.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

6. DEBT OBLIGATIONS

Debt obligations, excluding obligations under finance leases (see Note 7, Leases, below), consisted of the following:

	July 1,	December 31,
	2022	2021
	(in thousands)
Outstanding borrowings on Term A Loan	$70,000	$75,000
Outstanding borrowings on Revolving Credit Facility	—	—
Outstanding borrowings on Delayed Draw Term Loan	42,500	24,000
Other debt agreements	1,110	2,161
Total debt	113,610	101,161
Issuance costs and debt discounts	(470)	(587)
Subtotal	113,140	100,574
Less current portion of long-term debt	16,019	15,036
Long-term debt portion	$97,121	$85,538

Credit Facilities

On June 26, 2019, the Company and certain of its subsidiaries entered into an Amended and Restated Credit Agreement (as amended by the First Amendment, dated as of August 15, 2019, the Second Amendment, dated as of November 6, 2019, the Third Amendment, dated as of May 6, 2020, the Fourth Amendment, dated April 30, 2021, and the Fifth Amendment, dated March 8, 2022, the “Credit Agreement”) with a syndicate of financial institutions as lenders and BMO Harris Bank, N.A. (“BMO”), as administrative agent. The Credit Agreement provides for (i) a $100.0 million secured term loan (the “Term A Loan”), (ii) up to $50.0 million in delayed draw secured term loans (the “Delayed Draw Term Loan”), and (iii) a $50.0 million secured revolving credit facility (the “Revolving Credit Facility” and, collectively with the Term A Loan and the Delayed Draw Term Loan, the “Credit Facilities”), each maturing on June 26, 2024. The Company’s obligations under the Credit Agreement are guaranteed by its present and future domestic subsidiaries, with limited exceptions.

Prior to the Fourth Amendment to the Credit Agreement, dated as of April 30, 2021 (the “Fourth Amendment”), the Credit Agreement required the Company to comply with certain financial covenants, including requiring that the Company maintain a (i) total leverage ratio (the “Leverage Ratio”), defined as the ratio of total funded debt to Adjusted EBITDA (as defined in the Credit Agreement), of 6.00 to 1.00 through June 26, 2020, 7.75 to 1.00 through September 25, 2020, 7.50 to 1.00 through January 1, 2021, 6.25 to 1.00 through April 2, 2021, 4.00 to 1.00 through July 2, 2021, and 3.25 to 1.00 through October 1, 2021 and thereafter and (ii) fixed charge coverage ratio (“FCCR Ratio”), defined as the ratio of Adjusted EBITDA less Unfinanced Capital Expenditures (as defined in the Credit Agreement) to Fixed Charges (as defined in the Credit Agreement), of not less than 1.20 to 1.00, in each case tested quarterly, except during the period from May 6, 2020 until July 2, 2021 (the “Initial Covenant Relief Period”), when the maximum Leverage Ratio was increased and the covenant to maintain a minimum FCCR Ratio was replaced with a covenant to maintain a minimum Adjusted EBITDA (as defined in the Third Amendment). In addition, during the Initial Covenant Relief Period, no delayed draw term loans could be borrowed under the Credit Facilities and the Company was prohibited from engaging in share repurchases or making any Permitted Acquisitions (as defined in the Credit Agreement). Additionally, during the Initial Covenant Relief Period, the aggregate amount of all capital expenditures made by the Company could not exceed $7.0 million, and the Company was prohibited from making any earn-out payments if, after giving effect to such earn-out payment, the Company’s liquidity would be less than $5.0 million or the aggregate amount of all earn-out payments made by the Company during the Initial Covenant Relief Period would exceed $7.0 million.

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

Fifth Amendment to the Credit Agreement

On March 8, 2022, the Company entered into the Fifth Amendment to the Credit Agreement (the “Fifth Amendment”). The Fifth Amendment extended the Amended Covenant Relief Period from March 31, 2022 to and including the earlier of (i) December 30, 2022 and (ii) the last day of the fiscal quarter in which the Company delivers an irrevocable election to terminate the covenant relief granted by the Fifth Amendment (the “Third Covenant Relief Period,” and together with the Amended Covenant Relief Period, the “Extended Covenant Relief Period”).

The Fifth Amendment also (A) amended the minimum Adjusted EBITDA (as defined in the Fifth Amendment) thresholds for the remainder of the Extended Covenant Relief Period, (B) increased the maximum Total Leverage Ratio (as defined in the Credit Agreement) the Company is permitted to maintain through the fiscal quarter ending on December 31, 2022, (C) funded to the Company, on the date of closing, the remaining $20.0 million in available funds from the Delayed Draw Term Loan, and (D) amended the pricing structure of borrowings under the Credit Agreement

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

from utilizing as a reference rate the LIBOR to utilizing the Secured Overnight Financing Rate (“SOFR”). Additionally, during the remainder of the Covenant Relief Period, the aggregate amount of all capital expenditures made by the Company may not exceed $20.0 million.

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

As of July 1, 2022, the Company was in compliance with all covenants contained in the Credit Agreement, as amended.

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

From time to time, the Company enters into non-cancelable leases for some of its facility and equipment needs. These leases allow the Company to conserve cash by paying a monthly lease rental fee for the use of facilities and equipment rather than purchasing them. The Company’s leases have terms ranging from one to eight years, some of which may include options to extend the leases for up to five years, and some of which may include options to terminate the leases within one year. Currently, all of the Company’s leases contain fixed payment terms. The Company may decide to cancel or terminate a lease before the end of its term, in which case the Company is typically liable to the lessor for the remaining lease payments under the term of the lease. Additionally, all of the Company’s month-to-month leases are cancelable by the Company or the lessor, at any time, and are not included in the Company’s right-of-use asset or lease liability. As of July 1, 2022, the Company had no leases with residual value guarantees. Typically, the Company has purchase options on the equipment underlying its long-term leases. The Company may exercise some of these purchase options when the need for equipment is on-going and the purchase option price is attractive. Nonperformance-related default covenants, cross-default provisions, subjective default provisions and material adverse change clauses contained in material lease agreements, if any, are also evaluated to determine whether those clauses affect lease classification in accordance with “ASC” Topic 842-10-25. Leases are accounted for as operating or financing leases, depending on the terms of the lease.

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

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following is a summary of the Company’s lease expense:

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Operating lease cost	$1,534	$1,653	$3,112	$3,345
Finance lease cost:
Amortization of assets	255	135	488	258
Interest on lease liabilities	15	7	29	13
Total net lease cost	$1,804	$1,795	$3,629	$3,616

The following is a summary of lease information presented on the Company’s consolidated balance sheet:

	July 1,	December 31,
	2022	2021
	(in thousands)
Operating leases:
Right-of-use assets	$13,387	$15,177

Lease liability	$5,435	$5,575
Lease liability, less current portion	8,956	10,768
Total lease liabilities	$14,391	$16,343

Finance leases (included in equipment and leasehold improvements, net):
Equipment and leasehold improvements, net	$4,541	$3,286
Accumulated depreciation	(2,259)	(1,947)
Total equipment and leasehold improvements, net	$2,282	$1,339

Finance lease obligations	$891	$539
Finance lease obligations, less current portion	1,413	778
Total finance lease obligations	$2,304	$1,317

Weighted average remaining lease term (in years):
Operating Leases	3.55	3.79
Finance Leases	2.65	2.62

Weighted average discount rate:
Operating Leases	4.13%	4.28%
Finance Leases	2.57%	2.78%

Rent expense was $1.7 million and $3.3 million for the three and six months ended July 1, 2022, respectively, as compared to $1.8 million and $3.6 million for the three and six months ended July 2, 2021, respectively.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following is a summary of other information and supplemental cash flow information related to finance and operating leases:

	Six Months Ended
	July 1,	July 2,
	2022	2021

	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$3,273	$3,477
Operating cash flow from finance leases	29	13
Financing cash flow from finance leases	444	214

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$1,002	$240

The following is a summary of the maturities of lease liabilities as of July 1, 2022:

	Operating	Finance
	(in thousands)
Fiscal year:
Remainder of 2022	$3,117	$522
2023	4,543	947
2024	3,030	674
2025	2,225	157
2026	2,159	73
2027 and thereafter	453	7
Total lease payments	15,527	2,380
Less: Imputed interest	(1,136)	(76)
Total lease obligations	14,391	2,304
Less: Current obligations	5,435	891
Noncurrent lease obligations	$8,956	$1,413

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

During the six months ended July 1, 2022 and July 2, 2021, the Company made matching contributions of $1.6 million and $1.3 million, respectively.

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

The Company manages Genesys and has the power to direct the activities that most significantly impact Genesys’s performance, in addition to being obligated to absorb expected losses from Genesys. Accordingly, the Company is the primary beneficiary of Genesys and consolidates Genesys as a VIE. In addition, the Company concluded there is no noncontrolling interest related to the consolidation of Genesys because the Company determined that (i) the shareholder of Genesys does not have more than a nominal amount of equity investment at risk, (ii) WES absorbs the expected losses of Genesys through its deferral of Genesys’s service fees owed to WES and the Company has, since entering into the administrative services agreement, had to continuously defer service fees for Genesys, and (iii) the Company believes Genesys will continue to have a shortfall on payment of its service fees for the foreseeable future, leaving no expected residual returns for the shareholder. As of July 1, 2022, the Company had one VIE — Genesys.

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

There were no intersegment sales during the three and six months ended July 1, 2022 and July 2, 2021. The Company’s chief operating decision maker evaluates the performance of each segment based upon income or loss from operations before income taxes. Certain segment asset information including expenditures for long-lived assets has not been presented as it is not reported to or reviewed by the chief operating decision maker. In addition, enterprise-wide service line contract revenue is not included as it is impracticable to report this information for each group of similar services.

Financial information with respect to the reportable segments is as follows:

		Engineering	Unallocated		Consolidated
	Energy	& Consulting	Corporate	Intersegment	Total
	(in thousands)
Fiscal Three Months Ended July 1, 2022
Contract revenue	$84,675	$17,970	$-	$-	$102,645
Depreciation and amortization	4,183	243	-	-	4,426
Interest expense, net	1	-	1,029	-	1,030
Segment profit (loss) before income tax expense	(6,357)	2,531	(2,173)	-	(5,999)
Income tax expense (benefit)	(1,891)	732	(514)	-	(1,673)
Net income (loss)	(4,467)	1,798	(1,657)	-	(4,326)
Segment assets (1)	323,070	23,293	58,650	(23,130)	381,883
Fiscal Three Months Ended July 2, 2021
Contract revenue	$66,447	$17,707	$-	$-	$84,154
Depreciation and amortization	3,973	251	-	-	4,224
Interest expense, net	1	-	1,098	-	1,099
Segment profit (loss) before income tax expense	(4,913)	2,724	(6,075)	-	(8,264)
Income tax expense (benefit)	(2,151)	1,247	(2,759)	-	(3,663)
Net income (loss)	(2,762)	1,478	(3,317)	-	(4,601)
Segment assets (1)	322,255	22,952	58,410	(23,130)	380,487
Fiscal Six Months Ended July 1, 2022
Contract revenue	$159,561	$34,922	$-	$-	$194,483
Depreciation and amortization	8,340	495	-	-	8,835
Interest expense, net	5	-	1,776	-	1,781
Segment profit (loss) before income tax expense	(10,710)	4,638	(6,089)	-	(12,161)
Income tax expense (benefit)	(3,578)	1,549	(2,033)	-	(4,062)
Net income (loss)	(7,132)	3,088	(4,055)	-	(8,099)
Segment assets (1)	323,070	23,293	58,650	(23,130)	381,883
Fiscal Six Months Ended July 2, 2021
Contract revenue	$128,454	$34,786	$-	$-	$163,240
Depreciation and amortization	7,911	500	-	-	8,411
Interest expense, net	5	-	2,158	-	2,163
Segment profit (loss) before income tax expense	(7,745)	4,834	(10,577)	-	(13,488)
Income tax expense (benefit)	(2,941)	1,836	(4,016)	-	(5,121)
Net income (loss)	(4,804)	2,999	(6,562)	-	(8,367)
Segment assets (1)	322,255	22,952	58,410	(23,130)	380,487
(1)	Segment assets are presented net of intercompany receivables.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following tables provide information about disaggregated revenue by contract type, client type and geographical region:

	Three months ended July 1, 2022
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$7,587	$13,340	$20,927
Unit-based	42,544	3,755	46,299
Fixed price	34,545	874	35,419
Total (1)	$84,675	$17,970	$102,645

Client Type
Commercial	$6,701	$1,476	$8,177
Government	29,861	16,338	46,199
Utilities (2)	48,114	156	48,270
Total (1)	$84,675	$17,970	$102,645

Geography (3)
Domestic	$84,675	$17,970	$102,645

	Six months ended July 1, 2022
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$16,405	$26,341	$42,746
Unit-based	85,501	6,739	92,240
Fixed price	57,655	1,842	59,497
Total (1)	$159,561	$34,922	$194,483

Client Type
Commercial	$14,790	$2,954	$17,744
Government	48,220	31,791	80,011
Utilities (2)	96,551	177	96,728
Total (1)	$159,561	$34,922	$194,483

Geography (3)
Domestic	$159,561	$34,922	$194,483

	Three months ended July 2, 2021
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$9,056	$13,863	$22,919
Unit-based	41,604	2,722	44,326
Fixed price	15,786	1,123	16,909
Total (1)	$66,446	$17,708	$84,154

Client Type
Commercial	$7,016	$1,372	$8,388
Government	13,675	16,281	29,956
Utilities (2)	45,756	55	45,811
Total (1)	$66,446	$17,708	$84,154

Geography (3)
Domestic	$66,446	$17,708	$84,154

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

	Six months ended July 2, 2021
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$15,956	$27,284	$43,240
Unit-based	81,218	5,167	86,385
Fixed price	31,279	2,336	33,615
Total (1)	$128,453	$34,787	$163,240

Client Type
Commercial	$12,944	$2,469	$15,413
Government	27,229	32,210	59,439
Utilities (2)	88,280	108	88,388
Total (1)	$128,453	$34,787	$163,240

Geography (3)
Domestic	$128,453	$34,787	$163,240

(1)	Amounts may not add to the totals due to rounding.
(2)	Includes the portion of revenue related to small business programs paid by the end user/customer.
(3)	Revenue from the Company’s foreign operations were not material for the three and six months ended July 1, 2022 and July 2, 2021.

Geographical Information

Substantially all of the Company’s consolidated revenue was derived from its operations in the U.S. The Company operates through a network of offices spread across 23 U.S. states, the District of Columbia, and Canada. Revenues from the Company’s Canadian operations were not material for the three and six months ended July 1, 2022 nor the three and six months ended July 1, 2021.

Customer Concentration

For the three and six months ended July 1, 2022, the Company’s top 10 customers accounted for 55.4%, and 54.4%, respectively, of the Company’s consolidated contract revenue. For the three and six months ended July 2, 2021, the Company’s top 10 customers accounted for 48.4%, and 46.2%, respectively, of the Company’s consolidated contract revenue.

For the three and six months ended July 1, 2022, the Company had one customer, LADWP, that accounted for 14.6% and 15.8%, respectively, of its consolidated contract revenues. For the three and six months ended July 2, 2021, the Company did not have any individual customers that accounted for more than 10% of its consolidated contract revenues.

On a segment basis, the Company had individual customers that accounted for more than 10% of its segment contract revenues. For the three and six months ended July 1, 2022, the Company derived 17.6% and 19.2%, respectively, of its Energy segment revenues from one customer, LADWP. For the three and six months ended July 1, 2022, no single customer accounted for 10% or more of its Engineering and Consulting segment revenues. For the three and six months ended July 1, 2021, the Company derived 11.5% and 10.9%, respectively, of its Energy segment revenues from one customer, Consolidated Edison of New York, and it derived 13.9% and 15.8%, respectively, of its Engineering and Consulting segment revenues from one customer, the City of Elk Grove.

The Company’s largest clients are based in California and New York. For the three and six months ended July 1, 2022, services provided to clients in California accounted for 40.9% and 42.2%, respectively, of the Company’s

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

contract revenue and services provided to clients in New York accounted for 19.6% and 20.2%, respectively, of the Company’s contract revenue. For the three and six months ended July 2, 2021, services provided to clients in California accounted for 34.8% and 34.5%, respectively, of the Company’s contract revenue and services provided to clients in New York accounted for 21.6% and 21.8%, respectively, of the Company’s contract revenue.

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

As of July 1, 2022, the Company assessed all available positive and negative evidence available to determine whether, based on the weight of that evidence, there was a change in judgment related to the utilization of deferred tax assets in future years. The Company concluded that as of July 1, 2022, the valuation allowance for the Company’s deferred tax assets was appropriate in accordance with ASC 740. Consequently, there was no change to the valuation allowance during the three and six months ended July 1, 2022.

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

The Company recognizes the tax benefit from uncertain tax positions if it is more likely than not that the tax positions will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefit is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. During the three and six months ended July 1, 2022, the Company did not record a liability for uncertain tax positions.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Based on the Company’s estimates and determination of an effective tax rate for the year, the Company recorded an income tax benefit of $1.7 million and $4.1 million for the three and six months ended July 1, 2022, respectively, as compared to an income tax benefit of $3.7 million and $5.1 million for the three and six months ended July 2, 2021, respectively. During the three and six months ended July 1, 2022, the difference between the effective tax rate and the federal statutory rate was primarily attributable to state taxes, non-deductible stock compensation, nondeductible executive compensation, research and development tax credits, and the commercial building energy efficiency deduction. During the three and six months ended July 2, 2021, the difference between the effective tax rate and the federal statutory rate was primarily attributable to state taxes, excess tax benefit on stock compensation, nondeductible executive compensation, research and development tax credits, the commercial building energy efficiency deduction, and additional benefits provided by the Coronavirus Aid, Relief, and Economic Security (CARES) Act (H.R 748).

On June 10, 2021, the Company received notice from the State of New York indicating that the Company’s 2017, 2018, and 2019 state tax returns were under examination. The examination was finalized during the Company’s first quarter of fiscal 2022 and there were no changes made by the State of New York to the state tax returns filed.

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

The following table sets forth the number of weighted-average common shares outstanding used to compute basic and diluted EPS:

	Three months ended		Six months ended
	July 1,	July 2,	July 1,	July 2,
	2022	2021	2022	2021
	(in thousands, except per share amounts)
Net income (loss)	$(4,326)	$(4,601)	$(8,099)	$(8,367)
Weighted-average common shares outstanding	13,016	12,421	12,901	12,284
Effect of dilutive stock options and restricted stock awards	—	—	—	—
Weighted-average common shares outstanding-diluted	13,016	12,421	12,901	12,284
Earnings (Loss) per share:
Basic	$(0.33)	$(0.37)	$(0.63)	$(0.68)
Diluted	$(0.33)	$(0.37)	$(0.63)	$(0.68)

For the three and six months ended July 1, 2022 and July 2, 2021, the Company reported a net loss, and accordingly, all outstanding equity awards have been excluded from such periods because including them would have been anti-dilutive.

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

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

13. SUBSEQUENT EVENTS

Sixth Amendment to the Credit Agreement

On August 2, 2022, the Company entered into the Sixth Amendment to the Credit Agreement (the “Sixth Amendment”). The Sixth Amendment increased the purchase money indebtedness and Capitalized Lease Obligations (as defined in the Credit Agreement) permissible limit from $1.5 million to $4.0 million.

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

Historical and Current Impact of Covid-19

The coronavirus (“Covid-19”) pandemic and efforts to limit its spread negatively impacted our operations during our fiscal year 2020 and continued to impact us, albeit to a lesser extent, during fiscal year 2021. In California and New York, the states in which we have historically derived a majority of our revenue, mandatory shutdown orders were issued in March 2020 followed by phased re-openings that began in May 2020, followed by periods of curtailments as a result of resurgences of Covid-19 cases, and subsequent re-openings through 2020 and 2021. Our largest program for the Los Angeles Department of Water and Power (“LADWP”) resumed in the third quarter of fiscal 2021 and was the last program suspended due to Covid-19. In addition, through fiscal year 2020 and 2021, none of our contracts were cancelled due to Covid-19.

Through the current fiscal year 2022, though none of our current programs are under suspension due to Covid-19 restrictions, certain market segments such as small business customers of major utilities continue to experience lingering impacts of the reduced economic activity due to the Covid-19 related mandates in 2020 and 2021. As of August 3, 2022, none of our contracts were cancelled as a result of Covid-19.

Asset and liability valuation and other estimates used in preparation of financial statements

As of July 1, 2022, we did not have any impairment with respect to goodwill or long-lived assets, including intangible assets. Because the full extent of the impact of a resurgence in the Covid-19 outbreak and efforts to slow its spread are unknown at this time, they could, under certain circumstances, cause impairment and result in a non-cash impairment charge being recorded in future periods. Changes to the estimated future profitability of the business may require that we establish an additional valuation allowance against all or some portion of our net deferred tax assets.

Impact on Clients and Subcontractors and Other Risks

We primarily work for utilities, municipalities and other public agencies. Should there be a resurgence related to Covid-19, some of these customers could experience significant budget shortfalls for the current year and beyond as a result of the measures taken to mitigate the resurgence effects of the Covid-19 pandemic and/or revenue shortfalls as a result of reduced economic activity. Although none of our contracts with governmental or public agencies were materially modified during our fiscal year 2020 or fiscal year 2021, these potential budget deficits could result in delayed funding for existing contracts, postponements of new contracts or price concessions. Further, most of our clients are not committed to purchase any minimum amount of services, as our agreements with them are based on a “purchase order” or “master service agreement” model. As a result, they may discontinue utilizing some or all of our services with little or no notice.

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

Results of Operations

Second Quarter and First Half Overview

The following tables set forth, for the periods indicated, certain information derived from our consolidated statements of comprehensive income(1):

	Three Months Ended
	July 1,		July 2,
	2022		2021		$ Change	% Change

	(in thousands, except percentages)

Contract revenue	$102,645	100.0%	$84,154	100.0%	$18,491	22.0%
Direct costs of contract revenue:
Salaries and wages	21,284	20.7	16,366	19.4	4,918	30.1
Subcontractor services and other direct costs	49,771	48.5	36,902	43.9	12,869	34.9
Total direct costs of contract revenue	71,055	69.2	53,268	63.3	17,787	33.4

Gross profit	31,590	30.8	30,886	36.7	704	2.3

General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	20,439	19.9	18,712	22.2	1,727	9.2
Facilities and facilities related	2,373	2.3	2,379	2.8	(6)	(0.3)
Stock-based compensation	1,714	1.7	5,933	7.1	(4,219)	(71.1)
Depreciation and amortization	4,426	4.3	4,224	5.0	202	4.8
Other	7,936	7.7	6,710	8.0	1,226	18.3
Total general and administrative expenses	36,888	35.9	37,958	45.1	(1,070)	(2.8)

Income (loss) from operations	(5,298)	(5.2)	(7,072)	(8.4)	1,774	(25.1)
Other income (expense):
Interest expense	(1,030)	(1.0)	(1,099)	(1.3)	69	(6.3)
Other, net	329	0.3	(93)	(0.1)	422	N/M
Total other income (expense)	(701)	(0.7)	(1,192)	(1.4)	491	(41.2)
Income (Loss) before income tax expense	(5,999)	(5.8)	(8,264)	(9.8)	2,265	(27.4)
Income tax expense (benefit)	(1,673)	(1.6)	(3,663)	(4.4)	1,990	(54.3)
Net income (loss)	$(4,326)	(4.2)	$(4,601)	(5.5)	$275	(6.0)

(1)	Percentages are expressed as a percentage of contract revenue and may not total due to rounding.

N/M = Not meaningful

	Six Months Ended
	July 1,		July 2,
	2022		2021		$ Change	% Change

	(in thousands, except percentages)

Contract revenue	$194,483	100.0%	$163,240	100.0%	$31,243	19.1%
Direct costs of contract revenue:
Salaries and wages	40,094	20.6	32,186	19.7	7,908	24.6
Subcontractor services and other direct costs	91,439	47.0	68,036	41.7	23,403	34.4
Total direct costs of contract revenue	131,533	67.6	100,222	61.4	31,311	31.2

Gross profit	62,950	32.4	63,018	38.6	(68)	(0.1)

General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	39,796	20.5	38,156	23.4	1,640	4.3
Facilities and facilities related	4,771	2.5	5,022	3.1	(251)	(5.0)
Stock-based compensation	5,019	2.6	10,139	6.2	(5,120)	(50.5)
Depreciation and amortization	8,835	4.5	8,411	5.2	424	5.0
Other	15,435	7.9	12,551	7.7	2,884	23.0
Total general and administrative expenses	73,856	38.0	74,279	45.5	(423)	(0.6)

Income (loss) from operations	(10,906)	(5.6)	(11,261)	(6.9)	355	(3.2)
Other income (expense):
Interest expense	(1,781)	(0.9)	(2,163)	(1.3)	382	(17.7)
Other, net	526	0.3	(64)	(0.0)	590	N/M
Total other income (expense)	(1,255)	(0.6)	(2,227)	(1.4)	972	(43.6)
Income (Loss) before income tax expense	(12,161)	(6.3)	(13,488)	(8.3)	1,327	(9.8)
Income tax expense (benefit)	(4,062)	(2.1)	(5,121)	(3.1)	1,059	(20.7)
Net income (loss)	$(8,099)	(4.2)	$(8,367)	(5.1)	$268	(3.2)

(2)	Percentages are expressed as a percentage of contract revenue and may not total due to rounding.

N/M = Not meaningful

The following tables provides information about disaggregated revenue of our two segments, Energy and Engineering and Consulting, by contract type, client type and geographical region:

	Three months ended July 1, 2022
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$7,587	$13,340	$20,927
Unit-based	42,544	3,755	46,299
Fixed price	34,545	874	35,419
Total (1)	$84,675	$17,970	$102,645

Client Type
Commercial	$6,701	$1,476	$8,177
Government	29,861	16,338	46,199
Utilities (2)	48,114	156	48,270
Total (1)	$84,675	$17,970	$102,645

Geography (3)
Domestic	$84,675	$17,970	$102,645

	Six months ended July 1, 2022
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$16,405	$26,341	$42,746
Unit-based	85,501	6,739	92,240
Fixed price	57,655	1,842	59,497
Total (1)	$159,561	$34,922	$194,483

Client Type
Commercial	$14,790	$2,954	$17,744
Government	48,220	31,791	80,011
Utilities (2)	96,551	177	96,728
Total (1)	$159,561	$34,922	$194,483

Geography (3)
Domestic	$159,561	$34,922	$194,483

	Three months ended July 2, 2021
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$9,056	$13,863	$22,919
Unit-based	41,604	2,722	44,326
Fixed price	15,786	1,123	16,909
Total (1)	$66,446	$17,708	$84,154

Client Type
Commercial	$7,016	$1,372	$8,388
Government	13,675	16,281	29,956
Utilities (2)	45,756	55	45,811
Total (1)	$66,446	$17,708	$84,154

Geography (3)
Domestic	$66,446	$17,708	$84,154

	Six months ended July 2, 2021
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$15,956	$27,284	$43,240
Unit-based	81,218	5,167	86,385
Fixed price	31,279	2,336	33,615
Total (1)	$128,453	$34,787	$163,240

Client Type
Commercial	$12,944	$2,469	$15,413
Government	27,229	32,210	59,439
Utilities (2)	88,280	108	88,388
Total (1)	$128,453	$34,787	$163,240

Geography (3)
Domestic	$128,453	$34,787	$163,240

(1)	Amounts may not add to the totals due to rounding.
(2)	Includes the portion of revenue related to small business programs paid by the end user/customer.
(3)	Revenue from our foreign operations were immaterial for the three and six months ended July 1, 2022 and July 2, 2021.

Three Months Ended July 1, 2022 Compared to Three Months Ended July 2, 2021

Contract revenue. Consolidated contract revenue increased $18.5 million, or 22.0%, in the three months ended July 1, 2022, compared to the three months ended July 2, 2021, primarily due to incremental revenues in our Energy segment generated from new governmental construction management projects, combined with incremental revenues from the resumption of Covid-19 suspended projects for utilities.

Contract revenue in our Energy segment increased $18.3 million, or 27.6%, in the three months ended July 1, 2022, compared to the three months ended July 2, 2021, primarily as a result of incremental revenues generated from new governmental construction management projects, combined with incremental revenues from the resumption of Covid-19 suspended projects. Governmental revenues increased as a result of the start-up of newly awarded contracts. Covid-19 suspended projects resumed as a result of the lifting of business suspensions resulting from the Covid-19 pandemic and efforts to limit its spread that impacted projects during the first half of fiscal 2021.

Contract revenue in our Engineering and Consulting segment was relatively flat for the three months ended July 1, 2022, compared to the three months ended July 2, 2021.

Direct costs of contract revenue. Direct costs of consolidated contract revenue increased $17.8 million, or 33.4%, in the three months ended July 1, 2022, compared to the three months ended July 2, 2021, primarily due to increases in our contract revenues in our Energy segment as described above, as well as the ramping up of new projects for which we saw higher project startup costs relative to the revenue recognized.

Direct costs of contract revenue in our Energy segment increased $18.4 million, or 41.6%, in the three months ended July 1, 2022, compared to the three months ended July 2, 2021. Direct costs of contract revenue for the Engineering and Consulting segment decreased $0.6 million, or 6.7%, in the three months ended July 1, 2022, compared to the three months ended July 2, 2021.

Subcontractor services and other direct costs increased by $12.9 million, or 34.9%, and salaries and wages increased by $4.9 million, or 30.1%, in the three months ended July 1, 2022, compared to the three months ended July 2, 2021, primarily due to the increases in contract revenues as described above combined with changes in the mix of those contract revenues to those which contain a higher percentage of material costs and installation subcontracting and lower percentage of labor costs, as well as the ramping up of new projects for which we saw higher project startup costs relative to the revenue recognized.

Gross Profit. Gross profit increased 2.3% to $31.6 million, or 30.8% gross margin, for the three months ended July 1, 2022, compared to gross profit of $30.9 million, or 36.7% gross margin, for the three months ended July 2, 2021. The decrease in our gross margin was primarily driven by changes in the mix of revenues as described above combined with the ramping up of new projects for which we saw higher project startup costs relative to the revenue recognized.

General and administrative expenses. General and administrative (“G&A”) expenses decreased by $1.1 million, or 2.8%, in the three months ended July 1, 2022 compared to the three months ended July 2, 2021. The decrease in G&A expenses consisted of a decrease of $3.1 million in unallocated corporate expense, partially offset by an increase of $1.0 million in the Energy segment and an increase of $1.0 million in the Engineering and Consulting segment. The decrease in G&A expenses was primarily attributed to lower stock-based compensation expenses, partially offset by higher salaries and wages, payroll taxes and employee benefits combined with higher computer-related expenses and professional service fees.

Within G&A expenses, the decrease of $4.2 million in stock-based compensation was partially offset by an increase of $1.7 million in salaries and wages, payroll taxes and employee benefits, combined with an increase of $1.2 million in other general and administrative expenses, and an increase of $0.2 million in depreciation and amortization. Facilities and facility related expenses were relatively flat for the three months ended July 1, 2022, compared to the three months ended July 2, 2021. The decrease in stock-based compensation expenses was primarily related to previously awarded stock grants reaching the end of their corresponding vesting periods. The increase in salaries and wages, payroll taxes and employee benefits was primarily due to increases in personnel. The increase in other general and administrative expenses was primarily due to higher computer-related expenses and professional service fees. The increase in depreciation and amortization was primarily related to higher depreciation of internally-developed computer software.

Income (loss) from operations. Operating loss was $5.3 million for the three months ended July 1, 2022 as a result of the factors noted above. As a percentage of contract revenue, operating loss decreased from 8.4% to 5.2% for the three months ended July 1, 2022, compared to the three months ended July 2, 2021.

Total other expense, net. Total other expense, net, decreased $0.5 million, or 41.2%, for the three months ended July 1, 2022, compared to the three months ended July 2, 2021, as a result of income from indemnification agreements and lower interest expense related to principal reductions in term loans.

Income tax expense (benefit). We recorded an income tax benefit of $1.7 million for the three months ended July 1, 2022, compared to a tax benefit of $3.7 million for the three months ended July 2, 2021. The decrease in the tax rate is primarily attributable to a one-time benefit derived from the CARES Act that was realized in the three months ended July 2, 2021, and that did not recur in the three months ended July 1, 2022.

Net income (loss). Our net loss was $4.3 million for the three months ended July 1, 2022, as compared to a net loss of $4.6 million for the three months ended July 2, 2021. The improvement in net loss was primarily attributable to the increase in gross profit combined with lower G&A and lower total other expense, net, partially offset by lower income tax benefits.

Six Months Ended July 1, 2022 Compared to Six Months Ended July 2, 2021

Contract revenue. Consolidated contract revenue increased $31.2 million, or 19.1%, in the six months ended July 1, 2022, compared to the six months ended July 2, 2021, primarily due to incremental revenues in our Energy segment generated from new governmental construction management projects, combined with incremental revenues from the resumption of Covid-19 suspended projects for utilities.

Contract revenue in our Energy segment increased $31.2 million, or 24.3%, in the six months ended July 1, 2022, compared to the six months ended July 2, 2021, primarily as a result of incremental revenues generated from new government projects, combined with incremental revenues from the resumption of Covid-19 suspended projects, as described above.

Contract revenue in our Engineering and Consulting segment was relatively flat for the six months ended July 1, 2022, compared to the six months ended July 2, 2021.

Direct costs of contract revenue.  Direct costs of consolidated contract revenue increased $31.3 million, or 31.2%, in the six months ended July 1, 2022, compared to the six months ended July 2, 2021, primarily due to increases in our contract revenues in our Energy segment as described above as well as the ramping up of new projects for which we saw higher project startup costs relative to the revenue recognized.

Direct costs of contract revenue in our Energy segment increased $32.5 million, or 39.6%, in the six months ended July 1, 2022, compared to the six months ended July 2, 2021. Direct costs of contract revenue for the Engineering and Consulting segment decreased $1.2 million, or 6.9%, in the six months ended July 1, 2022, compared to the six months ended July 2, 2021.

Subcontractor services and other direct costs increased by $23.4 million, or 34.4%, and salaries and wages increased by $7.9 million, or 24.6%, in the six months ended July 1, 2022, compared to the six months ended July 2, 2021, primarily due to the increases in contract revenues as described above combined with changes in the mix of those contract revenues to those which contain a higher percentage of material costs and installation subcontracting and lower percentage of labor costs, as well as the ramping up of new projects for which we saw higher project startup costs relative to the revenue recognized.

Gross Profit. Gross profit was relatively flat for the six months ended July 1, 2022, compared to the six months ended July 2, 2021 for the reasons noted above.

General and administrative expenses.  G&A expenses were relatively flat for the six months ended July 1, 2022, compared to the six months ended July 2, 2021. G&A expenses consisted of a decrease of $3.5 million in unallocated corporate expense, partially offset by an increase of $1.7 million in the Energy segment combined with an increase of $1.4 million in the Engineering and Consulting segment. The decrease in G&A expenses was primarily attributed to lower stock-based compensation expenses, partially offset by higher computer-related expenses and higher professional service fee, combined with higher salaries and wages, payroll taxes and employee benefits.

Within G&A expenses, the decrease of $5.1 million in stock-based compensation combined with the decrease of $0.3 million in facilities and facility related expense was partially offset by an increase of $2.9 million in other general and administrative expenses, combined with an increase of $1.6 million in salaries and wages, payroll taxes and employee benefits, and an increase of $0.4 million in depreciation and amortization. The decrease in stock-based compensation expenses was primarily related to previously awarded stock grants reaching the end of their corresponding vesting periods. The decrease in facilities and facility related expense was primarily attributed to satisfied facility leases that were not renewed. The increase in salaries and wages, payroll taxes and employee benefits was primarily due to increases in personnel. The increase in other general and administrative expenses was primarily due to higher computer-

related expenses and professional service fees. The increase in depreciation and amortization was primarily related to higher depreciation of internally-developed computer software.

Income (loss) from operations. Operating loss was $10.9 million for the six months ended July 1, 2022, as a result of the factors noted above. As a percentage of contract revenue, operating loss decreased from 6.9% to 5.6% for the six months ended July 1, 2022, compared to the six months ended July 2, 2021.

Total other expense, net.  Total other expense, net, decreased $1.0 million, or 43.6%, for the six months ended July 1, 2022, compared to the six months ended July 2, 2021, as a result of income from an indemnification agreement and lower interest expense related to principal reductions in term loans.

Income tax expense (benefit). We recorded an income tax benefit of $4.1 million for the six months ended July 1, 2022 compared to a tax benefit of $5.1 million for the six months ended July 2, 2021. The decrease in the tax rate is primarily attributable to a one-time benefit derived from the CARES Act that was realized in the six months ended July 2, 2021, and that did not recur in the three months ended July 1, 2022.

Net income (loss). Our net loss was $8.1 million for the six months ended July 1, 2022, as compared to a net loss of $8.4 million for the six months July 2, 2021. The improvement in our net loss was primarily attributable to lower G&A combined with lower total other expense, net, partially offset by lower income tax benefit.

Liquidity and Capital Resources

	Six Months Ended
	July 1,	July 2,
	2022	2021
	(in thousands)
Net cash provided by (used in):
Operating activities	$(3,569)	$(708)
Investing activities	(4,271)	(3,057)
Financing activities	2,430	(15,226)
Net increase (decrease) in cash and cash equivalents	$(5,410)	$(18,991)

Sources of Cash

We believe that our cash and cash equivalents, cash generated by operating activities, and available borrowings under our Revolving Credit Facility and Delayed Draw Term Loan will be sufficient to finance our operating activities for at least the next 12 months. As a result of forecasted increased working capital requirements related to our California Investor-Owned Utility Contracts and other organic growth, on March 8, 2022, we amended our Credit Agreement to, among other things, adjust certain covenants to ensure an adequate margin for compliance obligations through fiscal year 2022. On August 2, 2022, we amended our Credit Agreement to increase the purchase money indebtedness and Capitalized Lease Obligations (as defined in the Credit Agreement) limit. For more information, see Part I, Item 1, Note 6, “Debt Obligations”, and Note 13, “Subsequent Events”, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

As of July 1, 2022, we had a fully drawn $100 million Term A Loan with $70.0 million outstanding, a $50.0 million Revolving Credit Facility with no borrowed amounts outstanding and $4.1 million in letters of credit issued, and a fully drawn $50.0 million Delayed Draw Term Loan with $42.5 million outstanding, each scheduled to mature on June 26, 2024. In addition, as of July 1, 2022, we had $5.8 million of cash and cash equivalents. Our primary source of liquidity for the next 12 months and beyond is cash generated from operations and borrowings under our Revolving Credit Facility.

As of July 1, 2022, borrowings under our Credit Facilities, exclusive of the effects of upfront fees, undrawn fees and issuance cost amortization, bore interest at 3.9%. See Part I, Item 1, Note 6, “Debt Obligations”, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, and Part II, Item 8, Note

5, “Debt Obligations”, of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, for information regarding our indebtedness, including information about new borrowings and repayments, principal repayment terms, interest rates, covenants, and other key terms of our outstanding indebtedness.

Cash Flows from Operating Activities

Cash flows used in operating activities were $3.6 million for the six months ended July 1, 2022, as compared to cash flows used in operating activities of $0.7 million for the six months ended July 2, 2021. Cash flow from operating activities primarily consists of net income, adjusted for non-cash charges, such as depreciation and amortization and stock-based compensation, plus or minus changes in operating assets and liabilities. Cash flows used in operating activities for the six months ended July 1, 2022, resulted primarily from the changing mix of revenues, combined with the increased demand for working capital related to the resumption of our utility programs that were suspended in 2021 and start-up costs associated with certain new contract awards. Changes in cash flows used in operating activities for the six months ended July 2, 2021, resulted primarily due to the changing mix of revenues and start-up costs associated with certain new contract awards.

Cash Flows from Investing Activities

Cash flows used in investing activities were $4.3 million for the six months ended July 1, 2022, as compared to cash flows used in investing activities of $3.1 million for the six months ended July 2, 2021. Cash flows used in investing activities for the six months ended July 1, 2022 were primarily due to cash paid for the development of software, and the purchase of equipment. Cash flows used in investing activities for the six months ended July 2, 2021 were primarily due to cash paid for the development of software, the purchase of equipment and leasehold improvements.

Cash Flows from Financing Activities

Cash flows provided by financing activities were $2.4 million for the six months ended July 1, 2022, as compared to cash flows used in financing activities of $15.2 million for the six months ended July 2, 2021. Cash flows provided by financing activities for the six months ended July 1, 2022, were primarily attributable to borrowings of $20.0 million under our Delayed Draw Term Loan, partially offset by payments of $10.2 million for contingent consideration related to prior acquisitions combined with repayments of $6.5 million under our term loan facility and revolving line of credit. Cash flows used in financing activities for the six months ended July 2, 2021, were primarily attributable to payments of $6.6 million for contingent consideration related to prior acquisitions, repayments of $6.5 million under our term loan facility and revolving line of credit, payments of taxes on stock grants of $3.1 million, payments on notes payable of $1.5 million, partially offset by $1.4 million in proceeds from sales of common stock under our employee stock purchase plan and $1.4 million in proceeds from stock option exercise.

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

Contractual Obligations

The following table sets forth our known contractual obligations as of July 1, 2022:

		Less than			More than
Contractual Obligations	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
	( in thousands)
Long term debt (1)	$113,140	$16,019	$97,121	$—	$—
Interest payments on debt outstanding (2)	7,631	4,005	3,626	—	—
Operating leases	14,391	5,435	5,667	2,890	399
Finance leases	2,304	891	1,251	155	7
Total contractual cash obligations	$137,466	$26,350	$107,665	$3,045	$406
(1)	Long-term debt includes $70.0 million outstanding on our Term A Loan and $42.5 million outstanding on our Delayed Draw Term Loan as of July 1, 2022. We have assumed no future borrowings or repayments (other than at maturity) for purposes of this table. Our term loans are scheduled to mature on June 26, 2024.
(2)	Borrowings under our Delayed Draw Term Loan bear interest at a variable rate. Future interest payments on our Credit Facilities are estimated using floating rates in effect as of July 1, 2022.

We are obligated to pay earn-out payments in connection with our 2019 acquisition of Energy and Environmental Economics, Inc. (“E3, Inc.”). We are obligated to pay up to $12.0 million in cash if E3, Inc. exceeds certain financial targets during the three years after the E3, Inc. closing date. As of July 1, 2022, we had estimated remaining contingent consideration payable of $0.9 million related to this acquisition. For the six months ended July 1, 2022, our statement of operations includes $0.1 million of accretion (excluding fair value adjustments) related to the contingent consideration.

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

Impact of Inflation

Due to the average duration of our projects and our ability to negotiate prices as contracts end and new contracts begin, our operations have not been materially impacted by inflation. However, inflationary pressures, including expectations of future inflation, may impact the customers of our utility clients, which may lead to delayed or deferred decisions regarding expenditures to improve energy efficiency, and therefore potentially impacting our future revenues.

Components of Revenue and Expense

Contract Revenue

We generally provide our services under contracts, purchase orders or retainer letters. The agreements we enter into with our clients typically incorporate one of three principal types of pricing provisions: time-and-materials, unit-based, and fixed price. Revenue on our time-and-materials and unit-based contracts are recognized as the work is performed in accordance with specific terms of the contract. As of July 1, 2022, 22% of our contracts are time-and-materials contracts, 47% of our contracts are unit-based contracts, and 31% are fixed price contracts, compared to 26% for time-and-materials contracts, 53% for unit-based contracts, and 21% for fixed price contracts, as of July 2, 2021.

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

As of July 1, 2022, we had cash and cash equivalents of $5.8 million. This amount represents cash on hand in business checking accounts with BMO Harris Bank, N.A. We do not engage in trading activities and do not participate in foreign currency transactions.

We are subject to interest rate risk in connection with our Term A Loan and borrowings, if any, under our revolving credit facility and delayed draw term loan, each of which bears interest at variable rates. As of July 1, 2022, $70.0 million was outstanding under our Term A Loan, $42.5 million was outstanding under our delayed draw term loan, no borrowed amounts were outstanding and $4.1 million in letters of credit were issued under the revolving credit facility. Each of our Term A Loan, revolving credit facility and delayed draw term loan mature as of June 26, 2024 and are governed by our credit agreement, as amended.

Pursuant to the Fifth Amendment, (as described in Part I, Item 1, Note 6, “Debt Obligations,” of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q), during the Extended Covenant Relief Period, borrowings under the Credit Agreement will bear interest at either a Base Rate or SOFR (plus 0.10% or 0.15% depending on the interest period), each as defined in the Credit Agreement, at our option, and in each case, plus an applicable margin, which applicable margin will range from 0.125% to 1.50% with respect to Base Rate borrowings and 1.125% to 2.50% with respect to SOFR borrowings, depending on the Leverage Ratio; provided, that SOFR cannot be less than 0.00%. We will also pay a commitment fee for the unused portion of the revolving credit facility and the delayed draft term loan facility under the Credit Agreement, which will range from 0.15% to 0.45% per annum depending on the Leverage Ratio, and fees on the face amount of any letters of credit outstanding under the revolving credit facility, which will range from 0.84% to 1.875% per annum, in each case, depending on whether such letter of credit is a performance or financial letter of credit and the Leverage Ratio. Based upon the amount of our outstanding indebtedness as of July 1, 2022, a one percentage point increase in the effective interest rate would change our annual interest expense by approximately $1.1 million in 2022.

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

In connection with the preparation of this Quarterly Report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of July 1, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, as of July 1, 2022.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the fiscal quarter ended July 1, 2022, we made the following repurchases of shares of our common stock from employees to satisfy tax withholding obligations incurred in connection with the vesting of restricted stock:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Programs
April 2, 2022 – April 29, 2022	—	—	—	—
April 30, 2022 – May 27, 2022	2,412	$29.58	—	—
May 28, 2022 – July 1, 2022	1,691	$26.60	—	—
TOTAL	4,103	$28.35	—	—

ITEM 3. Defaults upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

Sixth Amendment to the Credit Agreement

On August 2, 2022, the Company entered into the Sixth Amendment to the Credit Agreement (the “Sixth Amendment”). The Sixth Amendment increased the purchase money indebtedness and Capitalized Lease Obligations (as defined in the Credit Agreement) permissible limit from $1.5 million to $4.0 million.

The foregoing description of the Sixth Amendment is qualified in its entirety by reference to the full text of the Sixth Amendment, which is attached as Exhibit 10.2 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

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

10.1*

Sixth Amendment to Amended and Restated Credit Agreement, dated as of August 2, 2022, by and among Willdan Group, Inc., the Guarantors signatory thereto, the Lenders signatory thereto and BMO Harris Bank N.A., as administrative agent.

10.2†

Willdan Group, Inc. Amended and Restated 2008 Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to Willdan Group, Inc.’s Current Report on Form 8-K, filed with the SEC on June 10, 2022).

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
August 4, 2022