Form 10-Q
period 2022-09-30
Willdan Group, Inc.
filed 2022-11-04
CIK 1370450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 2, 2022, there were 13,294,922 shares of common stock, $0.01 par value per share, of Willdan Group, Inc. issued and outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(Unaudited)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$8,818	$11,221
Accounts receivable, net of allowance for doubtful accounts of $756 and $1,115 at September 30, 2022 and December 31, 2021, respectively	60,376	67,211
Contract assets	74,924	59,288
Other receivables	5,112	6,267
Prepaid expenses and other current assets	4,891	4,972
Total current assets	154,121	148,959
Equipment and leasehold improvements, net	21,147	16,757
Goodwill	130,124	130,124
Right-of-use assets	12,715	15,177
Other intangible assets, net	44,182	52,713
Other assets	11,862	13,843
Deferred income taxes, net	20,960	16,849
Total assets	$395,111	$394,422
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$23,487	$36,672
Accrued liabilities	50,996	35,680
Contingent consideration payable	2,491	10,206
Contract liabilities	12,163	13,499
Notes payable	15,510	15,036
Finance lease obligations	970	539
Lease liability	4,889	5,575
Total current liabilities	110,506	117,207
Contingent consideration payable	—	832
Notes payable	93,912	85,538
Finance lease obligations, less current portion	1,657	778
Lease liability, less current portion	8,747	10,768
Other noncurrent liabilities	78	78
Total liabilities	214,900	215,201

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 40,000 shares authorized; 13,297 and 12,804 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	133	128
Additional paid-in capital	176,002	167,032
Accumulated other comprehensive loss	—	(38)
Retained earnings	4,076	12,099
Total stockholders’ equity	180,211	179,221
Total liabilities and stockholders’ equity	$395,111	$394,422

See accompanying notes to Condensed Consolidated Financial Statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2022	2021	2022	2021
Contract revenue	$121,399	$98,297	$315,882	$261,537

Direct costs of contract revenue (inclusive of directly related depreciation and amortization):
Salaries and wages	21,420	16,346	61,514	48,532
Subcontractor services and other direct costs	62,457	43,824	153,896	111,860
Total direct costs of contract revenue	83,877	60,170	215,410	160,392

General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	20,373	19,374	60,169	57,530
Facilities and facility related	2,228	2,351	6,999	7,373
Stock-based compensation	1,607	4,210	6,626	14,349
Depreciation and amortization	4,405	4,267	13,240	12,678
Other	9,664	6,482	25,099	19,033
Total general and administrative expenses	38,277	36,684	112,133	110,963
Income (Loss) from operations	(755)	1,443	(11,661)	(9,818)

Other income (expense):
Interest expense, net	(1,435)	(937)	(3,216)	(3,100)
Other, net	740	98	1,266	34
Total other expense, net	(695)	(839)	(1,950)	(3,066)
Income (Loss) before income taxes	(1,450)	604	(13,611)	(12,884)

Income tax (benefit) expense	(1,526)	(236)	(5,588)	(5,357)
Net income (loss)	76	840	(8,023)	(7,527)

Other comprehensive income (loss):
Unrealized gain (loss) on derivative contracts, net of tax	—	111	38	343
Comprehensive income (loss)	$76	$951	$(7,985)	$(7,184)

Earnings (Loss) per share:
Basic	$0.01	$0.07	$(0.62)	$(0.61)
Diluted	$0.01	$0.06	$(0.62)	$(0.61)

Weighted-average shares outstanding:
Basic	13,110	12,606	12,971	12,391
Diluted	13,360	13,141	12,971	12,391

See accompanying notes to Condensed Consolidated Financial Statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Earnings	Total
Balance at December 31, 2021	12,804	$128	$167,032	$(38)	$12,099	$179,221
Shares of common stock issued in connection with employee stock purchase plan	52	1	1,560	—	—	1,561
Shares of common stock issued in connection with incentive stock plan	4	—	23	—	—	23
Shares used to pay taxes on stock grants	(27)	—	(837)	—	—	(837)
Issuance of restricted stock award and units	373	3	(3)	—	—	—
Stock-based compensation expense	—	—	3,305	—	—	3,305
Net income (loss)	—	—	—	—	(3,773)	(3,773)
Net unrealized gain on derivative contracts	—	—	—	38	—	38
Balance at April 1, 2022	13,206	$132	$171,080	$—	$8,326	$179,538
Shares of common stock issued in connection with employee stock purchase plan	—	—	—	—	—	—
Shares of common stock issued in connection with incentive stock plan	—	—	—	—	—	—
Shares used to pay taxes on stock grants	(5)	—	(116)	—	—	(116)
Issuance of restricted stock award and units	14	—	—	—	—	—
Stock-based compensation expense	—	—	1,714	—	—	1,714
Net income (loss)	—	—	—	—	(4,326)	(4,326)
Net unrealized gain on derivative contracts	—	—	—	—	—	—
Balance at July 1, 2022	13,215	$132	$172,678	$—	$4,000	$176,810
Shares of common stock issued in connection with employee stock purchase plan	63	1	1,475	—	—	1,476
Shares of common stock issued in connection with incentive stock plan	29	—	247	—	—	247
Shares used to pay taxes on stock grants	—	—	(5)	—	—	(5)
Issuance of restricted stock award and units	(10)	—	—	—	—	—
Stock-based compensation expense	—	—	1,607	—	—	1,607
Net income (loss)	—	—	—	—	76	76
Net unrealized gain on derivative contracts	—	—	—	—	—	—
Balance at September 30, 2022	13,297	$133	$176,002	$—	$4,076	$180,211

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

See accompanying notes to Condensed Consolidated Financial Statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended
	September 30,	October 1,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$(8,023)	$(7,527)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	13,240	12,678
Deferred income taxes, net	(4,111)	(3,544)
(Gain) loss on sale/disposal of equipment	(67)	(37)
Provision for doubtful accounts	230	87
Stock-based compensation	6,626	14,349
Accretion and fair value adjustments of contingent consideration	1,659	860
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts receivable	6,605	(1,892)
Contract assets	(15,636)	(3,318)
Other receivables	1,155	376
Prepaid expenses and other current assets	256	2,005
Other assets	1,981	(4,557)
Accounts payable	(13,185)	(17,787)
Accrued liabilities	15,354	5,726
Contract liabilities	(1,336)	1,016
Right-of-use assets	(245)	(145)
Net cash (used in) provided by operating activities	4,503	(1,710)
Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(6,969)	(4,898)
Proceeds from sale of equipment	75	46
Net cash (used in) provided by investing activities	(6,894)	(4,852)
Cash flows from financing activities:
Payments on contingent consideration	(10,206)	(6,615)
Payments on notes payable	(1,577)	(1,724)
Proceeds from notes payable	—	206
Borrowings under term loan facility and line of credit	20,000	—
Repayments under term loan facility and line of credit	(9,750)	(9,750)
Principal payments on finance leases	(827)	(440)
Proceeds from stock option exercise	270	1,747
Proceeds from sales of common stock under employee stock purchase plan	3,036	2,656
Cash used to pay taxes on stock grants	(958)	(3,117)
Restricted Stock Award and Units	—	(1)
Net cash (used in) provided by financing activities	(12)	(17,038)
Net increase (decrease) in cash and cash equivalents	(2,403)	(23,600)
Cash and cash equivalents at beginning of period	11,221	28,405
Cash and cash equivalents at end of period	$8,818	$4,805
Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$2,790	$2,701
Income taxes	(1,027)	(1,742)
Supplemental disclosures of noncash investing and financing activities:
Equipment acquired under finance leases	2,137	987

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

Through the current fiscal year 2022, though none of the Company’s current programs are under suspension due to Covid-19 restrictions, certain market segments such as small business customers of major utilities continue to experience lingering impacts of the reduced economic activity due to the Covid-19 related mandates in 2020 and 2021. As of November 2, 2022, none of the Company’s contracts were cancelled as a result of Covid-19.

Asset and liability valuation and other estimates used in preparation of financial statements

As of September 30, 2022, the Company did not have any impairment with respect to goodwill or long-lived assets, including intangible assets. Because the full extent of any impact of a resurgence of the Covid-19 outbreak and efforts to slow its spread are unknown at this time, they could, under certain circumstances, cause impairment and result in a non-cash impairment charge being recorded in future periods. Changes to the estimated future profitability of the business may require that the Company establish an additional valuation allowance against all or some portion of its net deferred tax assets.

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

Retainage, included in contract assets, represents amounts withheld from billings to the Company’s clients pursuant to provisions in the contracts and may not be paid to the Company until specific tasks are completed or the project is completed and, in some instances, for even longer periods. As of September 30, 2022 and December 31, 2021, contract assets included retainage of approximately $7.7 million and $4.5 million, respectively.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

4. SUPPLEMENTAL FINANCIAL STATEMENT DATA

Accounts Receivable

From time to time, in connection with factoring agreements, the Company sells trade accounts receivable without recourse to third party purchasers in exchange for cash. During the nine months ended September 30, 2022, the Company did not sell any trade accounts receivable. During the nine months ended October 1, 2021, the Company sold trade accounts receivable and received cash proceeds of $8.0 million. The discounts on the trade accounts receivable sold were $0.8 million and were recorded within “Other, net” in other income (expense) in the condensed consolidated financial statements.

Equipment and Leasehold Improvements

	September 30,	December 31,
	2022	2021
	(in thousands)
Furniture and fixtures	$4,065	$4,070
Computer hardware and software	33,085	26,425
Leasehold improvements	3,083	3,011
Equipment under finance leases	5,204	3,286
Automobiles, trucks, and field equipment	3,102	3,099
Subtotal	48,539	39,891
Accumulated depreciation and amortization	(27,392)	(23,134)
Equipment and leasehold improvements, net	$21,147	$16,757

Included in accumulated depreciation and amortization is $0.8 million and $0.6 million of amortization expense related to equipment held under finance leases for the nine months ended September 30, 2022 and for fiscal year 2021, respectively.

Accrued Liabilities

	September 30,	December 31,
	2022	2021
	(in thousands)
Accrued subcontractor costs	$34,624	$19,727
Other	5,013	2,750
Compensation and payroll taxes	3,676	2,244
Accrued bonuses	3,606	7,767
Employee withholdings	3,396	2,665
Accrued workers’ compensation insurance	681	527
Total accrued liabilities	$50,996	$35,680

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Goodwill

	December 31,	Additional	Additions /	September 30,
	2021	Purchase Cost	Adjustments	2022
	(in thousands)
Reporting Unit:
Energy	$129,375	$—	$—	$129,375
Engineering and Consulting	749	—	—	749
	$130,124	$—	$—	$130,124

The Company tests for impairment, at a minimum, on an annual basis or earlier when certain events or changes in circumstances indicate that goodwill may more likely than not be impaired. During the quarter ended September 30, 2022, although the Company experienced declines in the market price of its stock, such decreases did not result in the Company’s market capitalization decreasing below book value. Subsequent to the end of the quarter, the Company’s market capitalization based upon its stock price has fluctuated below book value. The fair value of the Company using a market capitalization approach based on the Company’s share price would also include a control premium not reflected in the current share price based on recent transactions that have occurred in the Company’s industry. This indicative fair value exceeded the Company’s book value; therefore, the Company does not believe it is more likely than not that goodwill was impaired as of September 30, 2022.

If there are further decreases in the Company’s stock price for a sustained period or other unfavorable factors, the Company may be required to perform a goodwill impairment assessment, which may result in a recognition of goodwill impairment that could be material to the consolidated financial statements.

Intangible Assets

	September 30, 2022		December 31, 2021
	Gross	Accumulated	Gross	Accumulated	Amortization
	Amount	Amortization	Amount	Amortization	Period
	(in thousands)				(in years)
Finite:
Backlog	$7,944	$7,872	$7,944	$7,222	1.0
Tradename	15,911	10,492	15,911	8,997	2.5	-	6.0
Non-compete agreements	1,420	1,420	1,420	1,413	4.0	-	5.0
Developed technology	15,810	11,141	15,500	8,950	8.0
Customer relationships	58,149	24,127	58,149	19,939	5.0	-	8.0
Total finite intangible assets	99,234	55,052	98,924	46,521
In-process research and technology (1)	—	—	310	—
Total intangible assets	$99,234	$55,052	$99,234	$46,521
(1)	In-process research and technology will not be amortized until put into use.

During the nine months ended September 30, 2022, the Company reclassified $0.3 million of in-process research and technology to developed technology and commenced amortization over its estimated useful life.

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

As of September 30, 2022, the Company had no derivative financial instruments in place.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

6. DEBT OBLIGATIONS

Debt obligations, excluding obligations under finance leases (see Note 7, Leases, below), consisted of the following:

	September 30,	December 31,
	2022	2021
	(in thousands)
Outstanding borrowings on Term A Loan	$67,500	$75,000
Outstanding borrowings on Revolving Credit Facility	—	—
Outstanding borrowings on Delayed Draw Term Loan	41,750	24,000
Other debt agreements	583	2,161
Total debt	109,833	101,161
Issuance costs and debt discounts	(411)	(587)
Subtotal	109,422	100,574
Less current portion of long-term debt	15,510	15,036
Long-term debt portion	$93,912	$85,538

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

Pursuant to the Fifth Amendment, during the Extended Covenant Relief Period, borrowings under the Credit Agreement will bear interest at either a Base Rate or SOFR (plus 0.10% or 0.15% depending on the interest period), each as defined in the Credit Agreement, at the Company’s option, and in each case, plus an applicable margin, which applicable margin will range from 0.125% to 1.50% with respect to Base Rate borrowings and 1.125% to 2.50% with respect to SOFR borrowings, depending on the Total Leverage Ratio; provided, that SOFR cannot be less than 0.00%. The Company will also pay a commitment fee for the unused portion of the revolving credit facility and the delayed draft term loan facility under the Credit Agreement, which will range from 0.15% to 0.45% per annum depending on the Total Leverage Ratio, and fees on the face amount of any letters of credit outstanding under the revolving credit facility, which will range from 0.84% to 1.875% per annum, in each case, depending on whether such letter of credit is a performance or financial letter of credit and the Total Leverage Ratio.

After the Extended Covenant Relief Period, borrowings under the Credit Agreement will bear interest at either a Base Rate or SOFR (plus 0.10% or 0.15% depending on the interest period), each as defined in the Credit Agreement, at the Company’s option, and in each case, plus an applicable margin, which applicable margin will range from 0.125% to 1.25% with respect to Base Rate borrowings and 1.125% to 2.25% with respect to SOFR borrowings, depending on the Total Leverage Ratio; provided, that SOFR cannot be less than 0.00%. The Company will also pay a commitment fee for the unused portion of the revolving credit facility and the delayed draft term loan facility under the Credit Agreement, which will range from 0.15% to 0.40% per annum depending on the Total Leverage Ratio, and fees on the face amount of any letters of credit outstanding under the revolving credit facility, which will range from 0.84% to 1.688% per annum, in each case, depending on whether such letter of credit is a performance or financial letter of credit and the Total Leverage Ratio.

Sixth Amendment to the Credit Agreement

On August 2, 2022, the Company entered into the Sixth Amendment to the Credit Agreement (the “Sixth Amendment”). The Sixth Amendment increased the purchase money indebtedness and Capitalized Lease Obligations (as defined in the Credit Agreement) permissible limit from $1.5 million to $4.0 million, with no other changes to the Credit Agreement.

As of September 30, 2022, the Company was in compliance with all covenants contained in the Credit Agreement, as amended, other than the minimum Adjusted EBITDA thresholds for the test period ended September 30, 2022. Such non-compliance with the minimum Adjusted EBITDA thresholds for the test period ended September 30, 2022 was subsequently waived by the lenders under the Credit Agreement pursuant to the Seventh Amendment (defined and described in Note 13. “Subsequent Events” below).

Other Debt Agreements

The Company’s other debt agreements are related to financed insurance premiums, a financed software agreement, and a utility customer agreement and are immaterial to the Company’s Condensed Consolidated Financial Statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

7. LEASES

The Company leases certain office facilities under long-term, non-cancellable operating leases that expire at various dates through the year 2027. In addition, the Company is obligated under finance leases for certain furniture and office equipment that expire at various dates through the year 2027.

From time to time, the Company enters into non-cancelable leases for some of its facility and equipment needs. These leases allow the Company to conserve cash by paying a monthly lease rental fee for the use of facilities and equipment rather than purchasing them. The Company’s leases have terms ranging from one to eight years, some of which may include options to extend the leases for up to five years, and some of which may include options to terminate the leases within one year. Currently, all of the Company’s leases contain fixed payment terms. The Company may decide to cancel or terminate a lease before the end of its term, in which case the Company is typically liable to the lessor for the remaining lease payments under the term of the lease. Additionally, all of the Company’s month-to-month leases are cancelable by the Company or the lessor, at any time, and are not included in the Company’s right-of-use asset or lease liability. As of September 30, 2022, the Company had no leases with residual value guarantees. Typically, the Company has purchase options on the equipment underlying its long-term leases. The Company may exercise some of these purchase options when the need for equipment is on-going and the purchase option price is attractive. Nonperformance-related default covenants, cross-default provisions, subjective default provisions and material adverse change clauses contained in material lease agreements, if any, are also evaluated to determine whether those clauses affect lease classification in accordance with “ASC” Topic 842-10-25. Leases are accounted for as operating or financing leases, depending on the terms of the lease.

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

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following is a summary of the Company’s lease expense:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Operating lease cost	$1,523	$1,596	$4,635	$4,941
Finance lease cost:
Amortization of assets	311	139	799	397
Interest on lease liabilities	22	9	51	22
Total net lease cost	$1,856	$1,744	$5,485	$5,360

The following is a summary of lease information presented on the Company’s consolidated balance sheet:

	September 30,	December 31,
	2022	2021
	(in thousands)
Operating leases:
Right-of-use assets	$12,715	$15,177

Lease liability	$4,889	$5,575
Lease liability, less current portion	8,747	10,768
Total lease liabilities	$13,636	$16,343

Finance leases (included in equipment and leasehold improvements, net):
Equipment and leasehold improvements, net	$5,204	$3,286
Accumulated depreciation	(2,524)	(1,947)
Total equipment and leasehold improvements, net	$2,680	$1,339

Finance lease obligations	$970	$539
Finance lease obligations, less current portion	1,657	778
Total finance lease obligations	$2,627	$1,317

Weighted average remaining lease term (in years):
Operating Leases	3.48	3.79
Finance Leases	2.70	2.62

Weighted average discount rate:
Operating Leases	4.16%	4.28%
Finance Leases	3.08%	2.78%

Rent expense was $1.6 million and $4.9 million for the three and nine months ended September 30, 2022, respectively, as compared to $1.6 million and $5.2 million for the three and nine months ended October 1, 2021, respectively.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following is a summary of other information and supplemental cash flow information related to finance and operating leases:

	Nine Months Ended
	September 30,	October 1,
	2022	2021

	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$4,879	$5,115
Operating cash flow from finance leases	51	22
Financing cash flow from finance leases	827	440

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$1,706	$326

The following is a summary of the maturities of lease liabilities as of September 30, 2022:

	Operating	Finance
	(in thousands)
Fiscal year:
Remainder of 2022	$1,542	$228
2023	4,765	1,161
2024	3,313	887
2025	2,493	303
2026	2,140	134
2027 and thereafter	453	30
Total lease payments	14,706	2,743
Less: Imputed interest	(1,070)	(116)
Total lease obligations	13,636	2,627
Less: Current obligations	4,889	970
Noncurrent lease obligations	$8,747	$1,657

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

During the nine months ended September 30, 2022 and October 1, 2021, the Company made matching contributions of $2.0 million and $1.6 million, respectively.

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

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The Company manages Genesys and has the power to direct the activities that most significantly impact Genesys’s performance, in addition to being obligated to absorb expected losses from Genesys. Accordingly, the Company is the primary beneficiary of Genesys and consolidates Genesys as a VIE. In addition, the Company concluded there is no noncontrolling interest related to the consolidation of Genesys because the Company determined that (i) the shareholder of Genesys does not have more than a nominal amount of equity investment at risk, (ii) WES absorbs the expected losses of Genesys through its deferral of Genesys’s service fees owed to WES and the Company has, since entering into the administrative services agreement, had to continuously defer service fees for Genesys, and (iii) the Company believes Genesys will continue to have a shortfall on payment of its service fees for the foreseeable future, leaving no expected residual returns for the shareholder. As of September 30, 2022, the Company had one VIE — Genesys.

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

There were no intersegment sales during the three and nine months ended September 30, 2022 and October 1, 2021. The Company’s chief operating decision maker evaluates the performance of each segment based upon income or loss from operations before income taxes. Certain segment asset information including expenditures for long-lived assets has not been presented as it is not reported to or reviewed by the chief operating decision maker. In addition, enterprise-wide service line contract revenue is not included as it is impracticable to report this information for each group of similar services.

Financial information with respect to the reportable segments is as follows:

		Engineering	Unallocated		Consolidated
	Energy	& Consulting	Corporate	Intersegment	Total
	(in thousands)
Fiscal Three Months Ended September 30, 2022
Contract revenue	$102,625	$18,774	$-	$-	$121,399
Depreciation and amortization	4,166	239	-	-	4,405
Interest expense, net	3	-	1,432	-	1,435
Segment profit (loss) before income tax expense	(1,815)	3,473	(3,108)	-	(1,450)
Income tax expense (benefit)	(1,565)	1,781	(1,742)	-	(1,526)
Net income (loss)	(250)	1,692	(1,366)	-	76
Segment assets (1)	336,036	22,630	59,575	(23,130)	395,111
Fiscal Three Months Ended October 1, 2021
Contract revenue	$81,523	$16,774	$-	$-	$98,297
Depreciation and amortization	4,023	244	-	-	4,267
Interest expense, net	-	-	937	-	937
Segment profit (loss) before income tax expense	2,138	2,673	(4,207)	-	604
Income tax expense (benefit)	610	1,286	(2,132)	-	(236)
Net income (loss)	1,529	1,387	(2,076)	-	840
Segment assets (1)	331,573	23,134	55,329	(23,130)	386,906
Fiscal Nine Months Ended September 30, 2022
Contract revenue	$262,186	$53,696	$-	$-	$315,882
Depreciation and amortization	12,506	734	-	-	13,240
Interest expense, net	8	-	3,208	-	3,216
Segment profit (loss) before income tax expense	(12,525)	8,111	(9,197)	-	(13,611)
Income tax expense (benefit)	(5,143)	3,330	(3,775)	-	(5,588)
Net income (loss)	(7,382)	4,780	(5,421)	-	(8,023)
Segment assets (1)	336,036	22,630	59,575	(23,130)	395,111
Fiscal Nine Months Ended October 1, 2021
Contract revenue	$209,977	$51,560	$-	$-	$261,537
Depreciation and amortization	11,934	744	-	-	12,678
Interest expense, net	5	-	3,095	-	3,100
Segment profit (loss) before income tax expense	(5,607)	7,507	(14,784)	-	(12,884)
Income tax expense (benefit)	(2,331)	3,122	(6,148)	-	(5,357)
Net income (loss)	(3,275)	4,386	(8,638)	-	(7,527)
Segment assets (1)	331,573	23,134	55,329	(23,130)	386,906
(1)	Segment assets are presented net of intercompany receivables.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following tables provide information about disaggregated revenue by contract type, client type and geographical region:

	Three months ended September 30, 2022
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$7,468	$13,880	$21,348
Unit-based	43,039	3,791	46,830
Fixed price	52,118	1,103	53,221
Total (1)	$102,625	$18,774	$121,399

Client Type
Commercial	$6,848	$1,376	$8,224
Government	48,073	17,348	65,421
Utilities (2)	47,704	50	47,754
Total (1)	$102,625	$18,774	$121,399

Geography (3)
Domestic	$102,625	$18,774	$121,399

	Nine months ended September 30, 2022
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$23,873	$40,221	$64,094
Unit-based	128,540	10,530	139,070
Fixed price	109,773	2,945	112,718
Total (1)	$262,186	$53,696	$315,882

Client Type
Commercial	$21,638	$4,330	$25,968
Government	96,293	49,139	145,432
Utilities (2)	144,255	227	144,482
Total (1)	$262,186	$53,696	$315,882

Geography (3)
Domestic	$262,186	$53,696	$315,882

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

	Three months ended October 1, 2021
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$9,104	$13,160	$22,264
Unit-based	51,470	2,650	54,120
Fixed price	20,950	963	21,913
Total (1)	$81,524	$16,773	$98,297

Client Type
Commercial	$7,741	$1,568	$9,309
Government	18,537	15,181	33,718
Utilities (2)	55,245	24	55,269
Total (1)	$81,524	$16,773	$98,297

Geography (3)
Domestic	$81,524	$16,773	$98,297

	Nine months ended October 1, 2021
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$25,060	$40,444	$65,504
Unit-based	132,688	7,817	140,505
Fixed price	52,229	3,299	55,528
Total (1)	$209,977	$51,560	$261,537

Client Type
Commercial	$20,685	$4,037	$24,723
Government	45,766	47,391	93,157
Utilities (2)	143,525	132	143,657
Total (1)	$209,977	$51,560	$261,537

Geography (3)
Domestic	$209,977	$51,560	$261,537

(1)	Amounts may not add to the totals due to rounding.
(2)	Includes the portion of revenue related to small business programs paid by the end user/customer.
(3)	Revenue from the Company’s foreign operations were not material for the three and nine months ended September 30, 2022 and October 1, 2021.

Geographical Information

Substantially all of the Company’s consolidated revenue was derived from its operations in the U.S. The Company operates through a network of offices spread across 23 U.S. states, the District of Columbia, and Canada. Revenues from the Company’s Canadian operations were not material for the three and nine months ended September 30, 2022 nor for the three and nine months ended October 1, 2021.

Customer Concentration

For the three and nine months ended September 30, 2022, the Company’s top 10 customers accounted for 57.2%, and 54.5%, respectively, of the Company’s consolidated contract revenue. For the three and nine months ended October 1, 2021, the Company’s top 10 customers accounted for 52.4%, and 46.8%, respectively, of the Company’s consolidated contract revenue.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

For the three months ended September 30, 2022, the Company had one customer, Pueblo County School District, that accounted for 13.3% of its consolidated contract revenues. For the nine months ended September 30, 2022, the Company had one customer, LADWP, that accounted for 13.2% of its consolidated contract revenues. For the three months ended October 1, 2021, the Company had one customer, LADWP, that accounted for 17.0% of its consolidated contract revenue. For the nine months ended October 1, 2021, the Company had no individual customer that accounted for more than 10% of its consolidated contract revenue.

On a segment basis, the Company had individual customers that accounted for more than 10% of its segment contract revenues. For the three months ended September 30, 2022, the Company derived 38.3% of its Energy segment revenues from three customers, Pueblo County School District, The Dormitory Authority State of New York (“DASNY”) and LADWP. For the nine months ended September 30, 2022, the Company derived 26.5% of its Energy segment revenues from two customers, LADWP and Pueblo County School District. For the three months ended October 1, 2021, the Company derived 20.4% of its Energy segment revenues from one customer, LADWP. For the nine months ended October 1, 2021, the Company derived 21.5% of its Energy segment revenues from two customers, LADWP and Consolidated Edison of New York. For the three months and nine months ended September 30, 2022, and for the three months ended October 1, 2021, no single customer accounted for 10% or more of the Company’s Engineering and Consulting segment revenues. For the nine months ended October 1, 2021, the Company derived 12.2% of its Engineering and Consulting segment revenues from one customer, the City of Elk Grove.

On a geographical basis, the Company’s largest clients are based in California and New York. For the three and nine months ended September 30, 2022, services provided to clients in California accounted for 37.2% and 40.3%, respectively, of the Company’s contract revenue and services provided to clients in New York accounted for 23.4% and 21.4%, respectively, of the Company’s contract revenue. For the three and nine months ended October 1, 2021, services provided to clients in California accounted for 38.9% and 36.2%, respectively, of the Company’s consolidated contract revenue and services provided to clients in New York accounted for 19.0% and 20.7%, respectively, of the Company’s consolidated contract revenue.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

10. INCOME TAXES

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the financial reporting basis and tax basis of the Company’s assets and liabilities, subject to a judgmental assessment of the recoverability of deferred tax assets. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets may not be realized. Significant judgment is applied when assessing the need for valuation allowances and includes the evaluation of historical income (loss) adjusted for the effects of non-recurring items and the impact of recent business combinations. Areas of estimation include the Company’s consideration of future taxable income which is driven by verifiable signed contracts and ongoing prudent and feasible tax planning strategies. Should a change in circumstances lead to a change in judgment about the utilization of deferred tax assets in future years, the Company would adjust the related valuation allowances in the period that the change in circumstances occurs, along with a corresponding increase or charge to income.

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

As of September 30, 2022, the Company assessed all available positive and negative evidence available to determine whether, based on the weight of that evidence, there was a change in judgment related to the utilization of deferred tax assets in future years. The Company concluded that as of September 30, 2022, the valuation allowance for the Company’s deferred tax assets was appropriate in accordance with ASC 740. Consequently, there was no change to the valuation allowance during the three and nine months ended September 30, 2022.

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

The Company recognizes the tax benefit from uncertain tax positions if it is more likely than not that the tax positions will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefit is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. During the three and nine months ended September 30, 2022, the Company did not record a liability for uncertain tax positions.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Based on the Company’s estimates and determination of an effective tax rate for the year, the Company recorded an income tax benefit of $1.5 million and $5.6 million for the three and nine months ended September 30, 2022, respectively, as compared to an income tax benefit of $0.2 million and $5.4 million for the three and nine months ended October 1, 2021, respectively. During the three and nine months ended September 30, 2022, the difference between the effective tax rate and the federal statutory rate was primarily attributable to state taxes, non-deductible stock compensation, nondeductible executive compensation, research and development tax credits, and the commercial building energy efficiency deduction. During the three and nine months ended October 1, 2021, the difference between the effective tax rate and the federal statutory rate was primarily attributable to state taxes, excess tax benefit on stock compensation, nondeductible executive compensation, research and development tax credits, the commercial building energy efficiency deduction, and additional benefits provided by the Coronavirus Aid, Relief, and Economic Security (CARES) Act (H.R. 748).

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

The following table sets forth the number of weighted-average common shares outstanding used to compute basic and diluted EPS:

	Three months ended		Nine months ended
	September 30,	October 1,	September 30,	October 1,
	2022	2021	2022	2021
	(in thousands, except per share amounts)
Net income (loss)	$76	$840	$(8,023)	$(7,527)
Weighted-average common shares outstanding	13,110	12,606	12,971	12,391
Effect of dilutive stock options and restricted stock awards	250	535	—	—
Weighted-average common shares outstanding-diluted	13,360	13,141	12,971	12,391
Earnings (Loss) per share:
Basic	$0.01	$0.07	$(0.62)	$(0.61)
Diluted	$0.01	$0.06	$(0.62)	$(0.61)

For the three months ended September 30, 2022 and October 1, 2021, the Company excluded 401,000 and 26,000 common shares subject to outstanding equity awards, respectively, from the calculation of diluted shares because their impact would have been anti-dilutive. For the nine months ended September 30, 2022 and October 1, 2021, the Company reported a net loss, and accordingly, all outstanding equity awards have been excluded from such periods because including them would have been anti-dilutive.

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

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

13. SUBSEQUENT EVENTS

Seventh Amendment to the Credit Agreement

On November 1, 2022, the Company entered into the Seventh Amendment to the Credit Agreement (the “Seventh Amendment”). The Seventh Amendment, (A) waives the minimum Adjusted EBITDA (as defined in the Fifth Amendment) threshold and any related Default or Event of Default (each as defined in the Fifth Amendment) for the fiscal quarter ending September 30, 2022, (B) amends the maximum Total Leverage Ratio (as defined in the Fifth Amendment) threshold and the minimum Adjusted EBITDA threshold for the remainder of the Extended Covenant Relief Period, (C) amends the pricing structure of borrowings under the Credit Agreement during the remainder of the Extended Covenant Relief Period, (D) restricts aggregate borrowings under the Revolving Credit Facility to no more than $10.0 million at any time during the period from November 1, 2022 through the date on which financial statements and compliance documents have been received by the Administrative Agent (as defined in the Credit Agreement) for the fiscal quarter ending March 31, 2023, (E) conditions access to the accordion feature of the Credit Agreement to periods when the Company’s Total Leverage ratio is less than 3.0, (F) amends the Total Leverage Ratio requirement contained in the conditions precedent required upon any Credit Event (as defined in the Credit Agreement) occurring prior to the delivery to the Administrative Agent of the financial statements and compliance documents required for the fiscal quarter ending March 31, 2023, (G) includes a general release of all Claims (as defined in the Seventh Amendment) against the Administrative Agent, the L/C Issuer and the Lenders (each as defined in the Credit Agreement) and (H) amends the timing requirement of certain financial reports. Additionally, during the remainder of the Extended Covenant Relief Period, the Company may not make Share Repurchases (as defined in the Seventh Amendment).

Pursuant to the Seventh Amendment, during the Extended Covenant Relief Period, (A) borrowings under the Credit Agreement will bear interest at SOFR plus 4.00%; provided, that SOFR cannot be less than 0.00%, and (B) the Company will pay a commitment fee of 0.50% per annum for the unused portion of the revolving credit facility under the Credit Agreement.

After the Extended Covenant Relief Period, borrowings under the Credit Agreement will bear interest at either a Base Rate or SOFR (plus 0.10% or 0.15% depending on the interest period), each as defined in the Credit Agreement, at the Company’s option, and in each case, plus an applicable margin, which applicable margin will range from 0.125% to 1.25% with respect to Base Rate borrowings and 1.125% to 2.25% with respect to SOFR borrowings, depending on the Total Leverage Ratio; provided, that SOFR cannot be less than 0.00%. The Company will also pay a commitment fee for the unused portion of the revolving credit facility and the delayed draft term loan facility under the Credit Agreement, which will range from 0.15% to 0.40% per annum depending on the Total Leverage Ratio, and fees on the face amount of any letters of credit outstanding under the revolving credit facility, which will range from 0.84% to 1.688% per annum, in each case, depending on whether such letter of credit is a performance or financial letter of credit and the Total Leverage Ratio.

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

Through the current fiscal year 2022, though none of our current programs are under suspension due to Covid-19 restrictions, certain market segments such as small business customers of major utilities continue to experience lingering impacts of the reduced economic activity due to the Covid-19 related mandates in 2020 and 2021. As of November 2, 2022, none of our contracts were cancelled as a result of Covid-19.

Asset and liability valuation and other estimates used in preparation of financial statements

As of September 30, 2022, we did not have any impairment with respect to goodwill or long-lived assets, including intangible assets. Because the full extent of the impact of a resurgence in the Covid-19 outbreak and efforts to slow its spread are unknown at this time, they could, under certain circumstances, cause impairment and result in a non-

cash impairment charge being recorded in future periods. Changes to the estimated future profitability of the business may require that we establish an additional valuation allowance against all or some portion of our net deferred tax assets.

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

Results of Operations

Third Quarter and Nine Months Overview

The following tables set forth, for the periods indicated, certain information derived from our consolidated statements of comprehensive income(1):

	Three Months Ended
	September 30,		October 1,
	2022		2021		$ Change	% Change

	(in thousands, except percentages)

Contract revenue	$121,399	100.0%	$98,297	100.0%	$23,102	23.5%
Direct costs of contract revenue:
Salaries and wages	21,420	17.6	16,346	16.6	5,074	31.0
Subcontractor services and other direct costs	62,457	51.4	43,824	44.6	18,633	42.5
Total direct costs of contract revenue	83,877	69.1	60,170	61.2	23,707	39.4

Gross profit	37,522	30.9	38,127	38.8	(605)	(1.6)

General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	20,373	16.8	19,374	19.7	999	5.2
Facilities and facilities related	2,228	1.8	2,351	2.4	(123)	(5.2)
Stock-based compensation	1,607	1.3	4,210	4.3	(2,603)	(61.8)
Depreciation and amortization	4,405	3.6	4,267	4.3	138	3.2
Other	9,664	8.0	6,482	6.6	3,182	49.1
Total general and administrative expenses	38,277	31.5	36,684	37.3	1,593	4.3

Income (loss) from operations	(755)	(0.6)	1,443	1.5	(2,198)	(152.3)
Other income (expense):
Interest expense	(1,435)	(1.2)	(937)	(1.0)	(498)	53.1
Other, net	740	0.6	98	0.1	642	N/M
Total other income (expense)	(695)	(0.6)	(839)	(0.9)	144	(17.2)
Income (Loss) before income tax expense	(1,450)	(1.2)	604	0.6	(2,054)	(340.1)
Income tax expense (benefit)	(1,526)	(1.3)	(236)	(0.2)	(1,290)	546.6
Net income (loss)	$76	0.1	$840	0.9	$(764)	(91.0)

(1)	Percentages are expressed as a percentage of contract revenue and may not total due to rounding.

N/M = Not meaningful

	Nine Months Ended
	September 30,		October 1,
	2022		2021		$ Change	% Change

	(in thousands, except percentages)

Contract revenue	$315,882	100.0%	$261,537	100.0%	$54,345	20.8%
Direct costs of contract revenue:
Salaries and wages	61,514	19.5	48,532	18.6	12,982	26.7
Subcontractor services and other direct costs	153,896	48.7	111,860	42.8	42,036	37.6
Total direct costs of contract revenue	215,410	68.2	160,392	61.3	55,018	34.3

Gross profit	100,472	31.8	101,145	38.7	(673)	(0.7)

General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	60,169	19.0	57,530	22.0	2,639	4.6
Facilities and facilities related	6,999	2.2	7,373	2.8	(374)	(5.1)
Stock-based compensation	6,626	2.1	14,349	5.5	(7,723)	(53.8)
Depreciation and amortization	13,240	4.2	12,678	4.8	562	4.4
Other	25,099	7.9	19,033	7.3	6,066	31.9
Total general and administrative expenses	112,133	35.5	110,963	42.4	1,170	1.1

Income (loss) from operations	(11,661)	(3.7)	(9,818)	(3.8)	(1,843)	18.8
Other income (expense):
Interest expense	(3,216)	(1.0)	(3,100)	(1.2)	(116)	3.7
Other, net	1,266	0.4	34	0.0	1,232	N/M
Total other income (expense)	(1,950)	(0.6)	(3,066)	(1.2)	1,116	(36.4)
Income (Loss) before income tax expense	(13,611)	(4.3)	(12,884)	(4.9)	(727)	5.6
Income tax expense (benefit)	(5,588)	(1.8)	(5,357)	(2.0)	(231)	4.3
Net income (loss)	$(8,023)	(2.5)	$(7,527)	(2.9)	$(496)	6.6

(1)	Percentages are expressed as a percentage of contract revenue and may not total due to rounding.

N/M = Not meaningful

The following tables provides information about disaggregated revenue of our two segments, Energy and Engineering and Consulting, by contract type, client type and geographical region:

	Three months ended September 30, 2022
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$7,468	$13,880	$21,348
Unit-based	43,039	3,791	46,830
Fixed price	52,118	1,103	53,221
Total (1)	$102,625	$18,774	$121,399

Client Type
Commercial	$6,848	$1,376	$8,224
Government	48,073	17,348	65,421
Utilities (2)	47,704	50	47,754
Total (1)	$102,625	$18,774	$121,399

Geography (3)
Domestic	$102,625	$18,774	$121,399

	Nine months ended September 30, 2022
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$23,873	$40,221	$64,094
Unit-based	128,540	10,530	139,070
Fixed price	109,773	2,945	112,718
Total (1)	$262,186	$53,696	$315,882

Client Type
Commercial	$21,638	$4,330	$25,968
Government	96,293	49,139	145,432
Utilities (2)	144,255	227	144,482
Total (1)	$262,186	$53,696	$315,882

Geography (3)
Domestic	$262,186	$53,696	$315,882

	Three months ended October 1, 2021
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$9,104	$13,160	$22,264
Unit-based	51,470	2,650	54,120
Fixed price	20,950	963	21,913
Total (1)	$81,524	$16,773	$98,297

Client Type
Commercial	$7,741	$1,568	$9,309
Government	18,537	15,181	33,718
Utilities (2)	55,245	24	55,269
Total (1)	$81,524	$16,773	$98,297

Geography (3)
Domestic	$81,524	$16,773	$98,297

	Nine months ended October 1, 2021
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$25,060	$40,444	$65,504
Unit-based	132,688	7,817	140,505
Fixed price	52,229	3,299	55,528
Total (1)	$209,977	$51,560	$261,537

Client Type
Commercial	$20,685	$4,037	$24,723
Government	45,766	47,391	93,157
Utilities (2)	143,525	132	143,657
Total (1)	$209,977	$51,560	$261,537

Geography (3)
Domestic	$209,977	$51,560	$261,537

(1)	Amounts may not add to the totals due to rounding.
(2)	Includes the portion of revenue related to small business programs paid by the end user/customer.
(3)	Revenue from our foreign operations were immaterial for the three and nine months ended September 30, 2022 and October 1, 2021.

Three Months Ended September 30, 2022 Compared to Three Months Ended October 1, 2021

Contract revenue. Consolidated contract revenue increased $23.1 million, or 23.5%, in the three months ended September 30, 2022, compared to the three months ended October 1, 2021, primarily due to incremental revenues in our Energy segment generated from new governmental construction-management and design-build projects, combined with increased governmental revenues in our Engineering and Consulting segment, partially offset by decreased utility program revenues in our Energy segment.

Contract revenue in our Energy segment increased $21.1 million, or 25.9%, in the three months ended September 30, 2022, compared to the three months ended October 1, 2021, primarily as a result of incremental revenues generated from new governmental construction-management and design-build projects, partially offset by decreases in utility program revenues. Governmental revenues increased as a result of the start-up of newly awarded contracts. Utility program revenues decreased primarily as a result of software licensing sales that occurred in the third quarter of fiscal year 2021 that did not recur in the same period for 2022, combined with decreases in our utility program revenues that were driven by temporary funding reductions.

Contract revenue in our Engineering and Consulting segment increased $2.0 million, or 11.9%, in the three months ended September 30, 2022, compared to the three months ended October 1, 2021, primarily due to increased services provided to our governmental clients.

Direct costs of contract revenue. Direct costs of consolidated contract revenue increased $23.7 million, or 39.4%, in the three months ended September 30, 2022, compared to the three months ended October 1, 2021, primarily due to increases in our contract revenues as described above, as well as the ramping up of new projects for which we saw higher project startup costs relative to the revenue recognized.

Direct costs of contract revenue in our Energy segment increased $23.4 million, or 45.2%, in the three months ended September 30, 2022, compared to the three months ended October 1, 2021. Direct costs of contract revenue for the Engineering and Consulting segment increased $0.3 million, or 4.1%, in the three months ended September 30, 2022, compared to the three months ended October 1, 2021.

Subcontractor services and other direct costs increased by $18.6 million, or 42.5%, and salaries and wages increased by $5.1 million, or 31.0%, in the three months ended September 30, 2022, compared to the three months ended October 1, 2021. The increases were primarily due to the increase in contract revenues as described above combined with changes in the mix of those contract revenues to those which contain a higher percentage of material costs and installation subcontracting and lower percentage of labor costs, as well as the ramping up of new projects for which we saw higher project startup costs relative to the revenue recognized.

Gross Profit. Gross profit decreased 1.6% to $37.5 million, or 30.9% gross margin, for the three months ended September 30, 2022, compared to gross profit of $38.1 million, or 38.8% gross margin, for the three months ended October 1, 2021. The decrease in our gross margin was primarily driven by changes in the mix of revenues as described above combined with the ramping up of new projects for which we saw higher project startup costs relative to the revenue recognized.

General and administrative expenses. General and administrative (“G&A”) expenses increased by $1.6 million, or 4.3%, in the three months ended September 30, 2022, compared to the three months ended October 1, 2021. The increase in G&A expenses consisted of an increase of $2.4 million in the Energy segment combined with an increase of $0.8 million in the Engineering and Consulting segment, partially offset by a decrease of $1.6 million in unallocated corporate expense. The increase in G&A expenses was primarily attributed to increased contingent consideration expense related to prior acquisitions, higher computer-related expenses, and higher salaries and wages, payroll taxes and employee benefits, partially offset by lower stock-based compensation expenses.

Within G&A expenses, the increase of $3.2 million in other general and administrative expenses combined with the increase of $1.0 million in salaries and wages, payroll taxes and employee benefits and the increase of $0.1 million in depreciation and amortization was partially offset by a decrease of $2.6 million in stock-based compensation and a decrease of $0.1 million in facilities and facility related expenses. The increase in other general and administrative expenses was primarily due to increased contingent consideration expense related to prior acquisitions, higher computer-related expenses and professional service fees. The increase in salaries and wages, payroll taxes and employee benefits was primarily due to increases in personnel. The increase in depreciation and amortization was primarily related to higher amortization of internally-developed computer software. The decrease in stock-based compensation expenses was primarily related to previously awarded stock grants reaching the end of their corresponding vesting periods. The decrease in facilities and facility related expenses was due to satisfied facility leases that were not renewed.

Income (loss) from operations. Operating loss was $0.8 million for the three months ended September 30, 2022, compared to an operating income of $1.4 million for the three months ended October 1, 2021, as a result of the factors noted above.

Total other expense, net. Total other expense, net, decreased $0.1 million, or 17.2%, for the three months ended September 30, 2022, compared to the three months ended October 1, 2021, as a result of income from indemnification agreements, partially offset by higher interest expense related to an increase in the average borrowings under our term loans.

Income tax expense (benefit). We recorded an income tax benefit of $1.5 million for the three months ended September 30, 2022, compared to a tax benefit of $0.2 million for the three months ended October 1, 2021. The increase in the tax benefit is primarily attributable to the loss before income tax combined with various tax deductions and tax credits.

Net income (loss). Our net income was $0.1 million for the three months ended September 30, 2022, as compared to a net income of $0.8 million for the three months ended October 1, 2021. The decrease in net income was primarily attributable to the decrease in gross profit combined with higher G&A, offset by higher income tax benefit.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended October 1, 2021

Contract revenue. Consolidated contract revenue increased $54.3 million, or 20.8%, in the nine months ended September 30, 2022, compared to the nine months ended October 1, 2021, primarily due to incremental revenues in our Energy segment generated from new governmental construction-management and design-build projects, combined with incremental revenues from the resumption of projects that had been suspended in fiscal 2021 due to Covid-19, and increased governmental revenues in our Engineering and Consulting segment, partially offset by software licensing sales that occurred in the third quarter of fiscal year 2021 that did not recur in the same period for 2022.

Contract revenue in our Energy segment increased $52.2 million, or 24.9%, in the nine months ended September 30, 2022, compared to the nine months ended October 1, 2021, primarily as a result of incremental revenues from new governmental construction-management and design-build projects, combined with incremental revenues from the resumption of projects that had been suspended in fiscal 2021 due to Covid-19, partially offset by software licensing sales that occurred in the third quarter of fiscal year 2021 that did not recur in the same period for 2022.

Contract revenue in our Engineering and Consulting segment increased $2.1 million, or 4.1%, in the nine months ended September 30, 2022, compared to the nine months ended October 1, 2021, primarily due to increased services provided to our governmental clients.

Direct costs of contract revenue.  Direct costs of consolidated contract revenue increased $55.0 million, or 34.3%, in the nine months ended September 30, 2022, compared to the nine months ended October 1, 2021, primarily due to increases in our contract revenues in our Energy segment as described above as well as the ramping up of new projects for which we saw higher project startup costs relative to the revenue recognized.

Direct costs of contract revenue in our Energy segment increased $55.9 million, or 41.7%, in the nine months ended September 30, 2022, compared to the nine months ended October 1, 2021. Direct costs of contract revenue for the Engineering and Consulting segment decreased $0.9 million, or 3.4%, in the nine months ended September 30, 2022, compared to the nine months ended October 1, 2021.

Subcontractor services and other direct costs increased by $42.0 million, or 37.6%, and salaries and wages increased by $13.0 million, or 26.7%, in the nine months ended September 30, 2022, compared to the nine months ended October 1, 2021, primarily due to the increases in contract revenues as described above combined with changes in the mix of those contract revenues to those which contain a higher percentage of material costs and installation subcontracting and lower percentage of labor costs, as well as the ramping up of new projects for which we saw higher project startup costs relative to the revenue recognized.

Gross Profit. Gross profit decreased 0.7% to $100.5 million, or 31.8% gross margin, for the nine months ended September 30, 2022, compared to gross profit of $101.1 million, or 38.7% gross margin, for the nine months ended October 1, 2021. The decrease in gross margin was primarily driven by changes in the mix of revenues as described above, combined with a reduction in software licensing revenues and the ramping up of new projects for which we saw higher project startup costs relative to the revenue recognized.

General and administrative expenses.  G&A expenses increased $1.2 million, or 1.1%, in the nine months ended September 30, 2022, compared to the nine months ended October 1, 2021. The increase in G&A expenses consisted of an increase of $4.1 million in the Energy segment combined with an increase of $2.2 million in the Engineering and Consulting segment, partially offset by a decrease of $5.1 million in unallocated corporate expense. The increase in G&A expenses was primarily attributed to increased contingent consideration expense related to prior acquisitions, higher computer-related expenses, and higher salaries and wages, payroll taxes and employee benefits, partially offset by lower stock-based compensation expenses.

Within G&A expenses, the increase of $6.1 million in other general and administrative expenses combined with the increase of $2.6 million in salaries and wages, payroll taxes and employee benefits and the increase of $0.6 million in depreciation and amortization was partially offset by a decrease of $7.7 million in stock-based compensation and a decrease of $0.4 million in facilities and facility related expenses. The increase in other general and administrative expenses was primarily due to increased contingent consideration expense related to prior acquisitions, higher computer-related expenses and higher professional service fees. The increase in salaries and wages, payroll taxes and employee benefits was primarily due to increases in personnel. The increase in depreciation and amortization was primarily related to higher amortization of internally-developed computer software. The decrease in stock-based compensation expenses was primarily related to previously awarded stock grants reaching the end of their corresponding vesting periods. The decrease in facilities and facility related expenses was due to satisfied facility leases that were not renewed.

Income (loss) from operations. Operating loss was $11.7 million for the nine months ended September 30, 2022, compared to operating loss of $9.8 million for the three months ended October 1, 2021, as a result of the factors noted above. As a percentage of contract revenue, operating loss improved from 3.8% to 3.7% for the nine months ended September 30, 2022, compared to the nine months ended October 1, 2021.

Total other expense, net.  Total other expense, net, decreased $1.1 million, or 36.4%, for the nine months ended September 30, 2022, compared to the nine months ended October 1, 2021, as a result of income from indemnification agreements.

Income tax expense (benefit). We recorded an income tax benefit of $5.6 million for the nine months ended September 30, 2022 compared to a tax benefit of $5.4 million for the nine months ended October 1, 2021. The increase in the tax benefit is primarily attributable to the increase in loss before income tax combined with various tax deductions and tax credits.

Net income (loss). Our net loss was $8.0 million for the nine months ended September 30, 2022, as compared to a net loss of $7.5 million for the nine months ended October 1, 2021, primarily as a result of lower gross profit, as described above, partially offset by lower total other expense, net.

Liquidity and Capital Resources

	Nine Months Ended
	September 30,	October 1,
	2022	2021
	(in thousands)
Net cash provided by (used in):
Operating activities	$4,503	$(1,710)
Investing activities	(6,894)	(4,852)
Financing activities	(12)	(17,038)
Net increase (decrease) in cash and cash equivalents	$(2,403)	$(23,600)

Sources of Cash

Our primary source of liquidity for the next 12 months and beyond is cash generated from operations and borrowings under our Revolving Credit Facility. We believe that our cash and cash equivalents, cash generated by operating activities, and available borrowings under our Revolving Credit Facility and Delayed Draw Term Loan will be sufficient to finance our operating activities for at least the next 12 months. However, as a result of the recent amendment to our Revolving Credit Facility, which limits our borrowing capacity to no more than $10.0 million as described below, our liquidity may be impacted if we continue to incur higher than expected costs under certain of our utility contracts where project costs remain high relative to revenue received.

As of September 30, 2022, we had a fully drawn $100 million Term A Loan with $67.5 million outstanding, a $50.0 million Revolving Credit Facility with no borrowed amounts outstanding and $4.1 million in letters of credit issued, and a fully drawn $50.0 million Delayed Draw Term Loan with $41.8 million outstanding, each scheduled to mature on June 26, 2024. In addition, as of September 30, 2022, we had $8.8 million of cash and cash equivalents.

On November 1, 2022, we entered into the Seventh Amendment to the Credit Agreement (the “Seventh Amendment”). The Seventh Amendment, among other things, restricts our borrowing capacity under the Revolving Credit Facility to no more than $10.0 million from November 1, 2022 through the date on which financial statements and compliance documents have been received by the Administrative Agent (as defined in the Credit Agreement) for the fiscal quarter ending March 31, 2023 and condition our access to the accordion feature of the Credit Agreement to periods when our Total Leverage ratio is less than 3.0. For more information, see Part I, Item 1, Note 6, “Debt Obligations”, and Note 13, “Subsequent Events”, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

As of September 30, 2022, we were in compliance with all covenants contained in the Credit Agreement, as amended, other than the minimum Adjusted EBITDA thresholds for the test period ended September 30, 2022. Such non-compliance with the minimum Adjusted EBITDA thresholds for the test period ended September 30, 2022 was subsequently waived by the lenders under the Credit Agreement pursuant to the Seventh Amendment. To reduce the risk of future potential covenant breaches, we are in discussions with certain utilities to streamline our contract delivery requirements and eliminate certain cost inefficiencies. For information on our risks related to debt covenant defaults and our indebtedness, see Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021.

As of September 30, 2022, borrowings under our Credit Facilities, exclusive of the effects of upfront fees, undrawn fees and issuance cost amortization, bore interest at 4.6%. See Part I, Item 1, Note 6, “Debt Obligations”, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, and Part II, Item 8, Note 5, “Debt Obligations”, of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, for information regarding our indebtedness, including information about new borrowings and repayments, principal repayment terms, interest rates, covenants, and other key terms of our outstanding indebtedness.

Cash Flows from Operating Activities

Cash flows provided by operating activities were $4.5 million for the nine months ended September 30, 2022, as compared to cash flows used in operating activities of $1.7 million for the nine months ended October 1, 2021. Cash flows provided by operating activities for the nine months ended September 30, 2022 primarily consists of net income, adjusted for non-cash charges, such as depreciation and amortization and stock-based compensation, plus or minus changes in operating assets and liabilities. Cash flows provided by operating activities for the nine months ended September 30, 2022, was favorably impacted by lower working capital requirements, offset by increases in operating expenses due to new contract awards. Changes in cash flows used in operating activities for the nine months ended October 1, 2021, resulted primarily due to the increased demand for working capital related to the resumption of utility programs that were suspended in 2020 and start-up costs associated with certain new contract awards.

Cash Flows from Investing Activities

Cash flows used in investing activities were $6.9 million for the nine months ended September 30, 2022, as compared to cash flows used in investing activities of $4.9 million for the nine months ended October 1, 2021. Cash flows used in investing activities for the nine months ended September 30, 2022 were primarily due to cash paid for the development of software and the purchase of equipment. Cash flows used in investing activities for the nine months ended October 1, 2021, were primarily due to cash paid for the development of software, the purchase of equipment and leasehold improvements.

Cash Flows from Financing Activities

Cash flows used in financing activities were $12,000 for the nine months ended September 30, 2022, as compared to cash flows used in financing activities of $17.0 million for the nine months ended October 1, 2021. Cash flows used in financing activities for the nine months ended September 30, 2022 were primarily attributable to payments of $10.2 million for contingent consideration related to prior acquisitions combined with repayments of $9.8 million under our term loan facility and revolving line of credit, offset by borrowings of $20.0 million under our Delayed Draw Term Loan. Cash flows used in financing activities for the nine months ended October 1, 2021 were primarily attributable to repayments of $9.8 million under our term loan facility and revolving line of credit, payments of $6.6 million for contingent consideration related to prior acquisitions, payments of taxes on stock grants of $3.1 million, payments on notes payable of $1.7 million, partially offset by $2.7 million in proceeds from sales of common stock under our employee stock purchase plan and $1.7 million in proceeds from stock option exercise.

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

Contractual Obligations

The following table sets forth our known contractual obligations as of September 30, 2022:

		Less than			More than
Contractual Obligations	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
	( in thousands)
Long term debt (1)	$109,422	$15,510	$93,912	$—	$—
Interest payments on debt outstanding (2)	7,847	4,654	3,193	—	—
Operating leases	13,636	4,889	5,815	2,520	412
Finance leases	2,627	970	1,417	211	29
Total contractual cash obligations	$133,532	$26,023	$104,337	$2,731	$441
(1)	Long-term debt includes $67.5 million outstanding on our Term A Loan and $41.8 million outstanding on our Delayed Draw Term Loan as of September 30, 2022. We have assumed no future borrowings or repayments (other than at maturity) for purposes of this table. Our term loans are scheduled to mature on June 26, 2024.
(2)	Borrowings under our Delayed Draw Term Loan bear interest at a variable rate. Future interest payments on our Credit Facilities are estimated using floating rates in effect as of September 30, 2022.

We are obligated to pay earn-out payments in connection with our 2019 acquisition of Energy and Environmental Economics, Inc. (“E3, Inc.”). We are obligated to pay up to $12.0 million in cash if E3, Inc. exceeds certain financial targets during the three years after the E3, Inc. closing date. As of September 30, 2022, we had estimated remaining contingent consideration payable of $2.5 million related to this acquisition. For the nine months ended September 30, 2022, our statement of operations includes $1.7 million of accretion (excluding fair value adjustments) related to the contingent consideration.

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

Components of Revenue and Expense

Contract Revenue

We generally provide our services under contracts, purchase orders or retainer letters. The agreements we enter into with our clients typically incorporate one of three principal types of pricing provisions: time-and-materials, unit-based, and fixed price. Revenue on our time-and-materials and unit-based contracts are recognized as the work is performed in accordance with specific terms of the contract. As of September 30, 2022, 20% of our contracts are time-and-materials contracts, 44% of our contracts are unit-based contracts, and 36% are fixed price contracts, compared to 25% for time-and-materials contracts, 54% for unit-based contracts, and 21% for fixed price contracts, as of October 1, 2021.

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

As of September 30, 2022, we had cash and cash equivalents of $8.8 million. This amount represents cash on hand in business checking accounts with BMO Harris Bank, N.A. We do not engage in trading activities and do not participate in foreign currency transactions.

We are subject to interest rate risk in connection with our Term A Loan and borrowings, if any, under our revolving credit facility and delayed draw term loan, each of which bears interest at variable rates. As of September 30, 2022, $67.5 million was outstanding under our Term A Loan, $41.75 million was outstanding under our delayed draw term loan, no borrowed amounts were outstanding and $4.1 million in letters of credit were issued under the revolving credit facility. Each of our Term A Loan, revolving credit facility and delayed draw term loan mature as of June 26, 2024 and are governed by our Credit Agreement, as amended.

Pursuant to the Fifth Amendment, (as described in Part I, Item 1, Note 6, “Debt Obligations,” of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q), during the Extended Covenant Relief Period, borrowings under the Credit Agreement will bear interest at either a Base Rate or SOFR (plus 0.10% or 0.15% depending on the interest period), each as defined in the Credit Agreement, at our option, and in each case, plus an applicable margin, which applicable margin will range from 0.125% to 1.50% with respect to Base Rate borrowings and 1.125% to 2.50% with respect to SOFR borrowings, depending on the Total Leverage Ratio; provided, that SOFR cannot be less than 0.00%. We will also pay a commitment fee for the unused portion of the revolving credit facility and the delayed draft term loan facility under the Credit Agreement, which will range from 0.15% to 0.45% per annum depending on the Total Leverage Ratio, and fees on the face amount of any letters of credit outstanding under the revolving credit facility, which will range from 0.84% to 1.875% per annum, in each case, depending on whether such letter of credit is a performance or financial letter of credit and the Total Leverage Ratio. Based upon the amount of our outstanding indebtedness as of September 30, 2022, a one percentage point increase in the effective interest rate would change our annual interest expense by approximately $1.1 million in 2022.

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

In connection with the preparation of this Quarterly Report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, as of September 30, 2022.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the fiscal quarter ended September 30, 2022, we made the following repurchases of shares of our common stock from employees to satisfy tax withholding obligations incurred in connection with the vesting of restricted stock:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Programs
July 2, 2022 – July 29, 2022	—	—	—	—
July 30, 2022 – August 26, 2022	175	$27.65	—	—
August 27, 2022 – September 30, 2022	—	—	—	—
TOTAL	175	$27.65	—	—

ITEM 3. Defaults upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

On November 1, 2022, the Company entered into the Seventh Amendment to the Credit Agreement (the “Seventh Amendment”). The Seventh Amendment, (A) waives the minimum Adjusted EBITDA (as defined in the Fifth Amendment) threshold and any related Default or Event of Default (each as defined in the Fifth Amendment) for the fiscal quarter ending September 30, 2022, (B) amends the maximum Total Leverage Ratio (as defined in the Fifth Amendment) threshold and the minimum Adjusted EBITDA threshold for the remainder of the Extended Covenant Relief Period, (C) amends the pricing structure of borrowings under the Credit Agreement during the remainder of the Extended Covenant Relief Period, (D) restricts aggregate borrowings under the Revolving Credit Facility to no more than $10.0 million at any time during the period from November 1, 2022 through the date on which financial statements and compliance documents have been received by the Administrative Agent (as defined in the Credit Agreement) for the fiscal quarter ending March 31, 2023, (E) conditions access to the accordion feature of the Credit Agreement to periods when the Company’s Total Leverage ratio is less than 3.0, (F) amends the Total Leverage Ratio requirement contained in the conditions precedent required upon any Credit Event (as defined in the Credit Agreement) occurring prior to the delivery to the Administrative Agent of the financial statements and compliance documents required for the fiscal quarter ending March 31, 2023, (G) includes a general release of all Claims (as defined in the Seventh Amendment) against the Administrative Agent, the L/C Issuer and the Lenders (each as defined in the Credit Agreement) and (H) amends the timing requirement of certain financial reports. Additionally, during the remainder of the Extended Covenant Relief Period, the Company may not make Share Repurchases (as defined in the Seventh Amendment).

Pursuant to the Seventh Amendment, during the Extended Covenant Relief Period, (A) borrowings under the Credit Agreement will bear interest at SOFR plus 4.00%; provided, that SOFR cannot be less than 0.00%, and (B) the Company will pay a commitment fee of 0.50% per annum for the unused portion of the revolving credit facility under the Credit Agreement.

After the Extended Covenant Relief Period, borrowings under the Credit Agreement will bear interest at either a Base Rate or SOFR (plus 0.10% or 0.15% depending on the interest period), each as defined in the Credit Agreement, at the Company’s option, and in each case, plus an applicable margin, which applicable margin will range from 0.125% to 1.25% with respect to Base Rate borrowings and 1.125% to 2.25% with respect to SOFR borrowings, depending on the Total Leverage Ratio; provided, that SOFR cannot be less than 0.00%. The Company will also pay a commitment fee for the unused portion of the revolving credit facility and the delayed draft term loan facility under the Credit Agreement, which will range from 0.15% to 0.40% per annum depending on the Total Leverage Ratio, and fees on the face amount of any letters of credit outstanding under the revolving credit facility, which will range from 0.84% to 1.688% per annum, in each case, depending on whether such letter of credit is a performance or financial letter of credit and the Total Leverage Ratio.

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

10.1*

Seventh Amendment to Amended and Restated Credit Agreement, dated as of November 1, 2022, by and among Willdan Group, Inc., the Guarantors signatory thereto, the Lenders signatory thereto and BMO Harris Bank N.A., as administrative agent.

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
November 3, 2022