Form 10-K
period 2022-12-30
Willdan Group, Inc.
filed 2023-03-10
CIK 1370450

“C/l

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 30, 2022.
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

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ◻

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ⌧

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as reported on the Nasdaq Global Market, as of the last business day of the registrant’s most recently completed second fiscal quarter was $288.3 million.

On March 8, 2023, there were 13,387,200 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Designated portions of the Proxy Statement relating to registrant’s 2023 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of fiscal year 2022, are incorporated by reference into Part III of this Report.

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

All of our forward-looking statements are subject to risks and uncertainties that may cause our actual results to differ materially from our expectations. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to:

●	our ability to adequately complete projects in a timely manner;
●	our ability to compete successfully in the highly competitive energy services market;
●	our reliance on work from our top ten clients;
●	changes in state, local and regional economies and government budgets;
●	our ability to win new contracts, to renew existing contracts and to compete effectively for contracts awarded through bidding processes;
●	our ability to make principal and interest payments on our outstanding debt as they come due and to comply with the financial covenants contained in our debt agreements;
●	our ability to manage supply chain constraints, labor shortages, rising interest rates, and rising inflation;
●	our ability to obtain financing and to refinance our outstanding debt as it matures;
●	our ability to successfully integrate our acquisitions and execute on our growth strategy;
●	our ability to attract and retain managerial, technical, and administrative talent; and
●	the extent to which the coronavirus (“Covid-19”) pandemic and measures taken to contain its spread ultimately impact our business, results of operation and financial condition.

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

We operate our business through a nationwide network of offices spread across 22 states, the District of Columbia, and the Canadian province of Alberta. We serve a majority of the largest investor-owned electric utilities and over half of the largest municipal utilities in the United States (“U.S.”). Our business with public and private utilities has concentrations in California and New York, but includes numerous other utilities in the Midwest, Southeast and Mountain states and additional acquisitions may continue to expand our geographic footprint. Our business with public agencies is concentrated in California, New York, and Arizona. We also serve special districts, school districts, and a large range of public agencies and private industry throughout the U.S.

Our broad portfolio of services operates within two financial reporting segments: (i) Energy and (ii) Engineering and Consulting. The interfaces and synergies between these segments are important elements of our strategy to design and deliver trusted, comprehensive, innovative, and proven solutions and services for our customers.

Our Markets

We operate in the energy services market and the engineering and consulting market. We provide a wide variety of services related to energy planning and analysis, energy efficiency and sustainability, engineering, construction management, and economic and financial consulting services primarily to public agencies, utilities, and commercial/industrial firms.

We believe the energy services market will continue to expand in response to the increasing awareness of global warming, climate change issues, and the advent of new technologies in renewable energy generation and the electrification of the nation’s economy. Private industry and public agencies increasingly seek out cost-effective, turnkey solutions that provide innovative plans, tools, and solutions to address energy efficiency, renewable energy, water conservation and sustainability. State and local governments frequently turn to specialized resource conservation firms to help strike the balance between environmental responsibility and economic competitiveness. The use of energy services, including audits, program design, benchmark analysis, metering and incentivized sale and installation of energy efficiency measures provides public agencies, utilities, and commercial/industrial firms with the ability to realize long-term energy savings and greenhouse gas reductions.

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

We are a professional services firm focused on transformational growth and value creation for our clients, employees and shareholders. We seek to establish long-term close working relationships with our clients and expand the breadth and depth of the services we provide to them over time. We believe the market for these services is, and will be, driven by a number of factors, including:

●	Demand for services and solutions that provide energy efficiency, greenhouse gas reduction, sustainability, electrification, water conservation, infrastructure development and renewable energy in the public and private sectors;
●	Changes in technology that affect the generation, distribution and consumption of energy;
●	Ongoing efforts to upgrade aging energy infrastructure to meet power, transmission, and environmental goals and requirements;
●	The increasing challenge to balance energy demand from electrification and trends toward electric vehicles with the changing sources of energy from wind, solar, and distributed energy resources;
●	The need for small and medium sized communities to obtain highly specialized services without incurring the costs of hiring permanent staffing and the associated support structure;
●	Financial assistance from utilities, government-funded programs and state legislation for local communities to provide services to constituents; and
●	Changes in government policy.

Our Services

We offer services in two financial reporting segments: (i) Energy and (ii) Engineering and Consulting. Management established these segments based upon the services provided, the different marketing strategies associated with these services, and the specialized needs of their respective clients.

The following table presents the approximate percentage of our consolidated contract revenue attributable to each financial reporting segment.

	Fiscal Year
	2022	2021	2020
Energy	83%	81%	83%
Engineering and Consulting	17%	19%	17%

During fiscal year 2022, we derived 14.4% of our Energy segment contract revenues from one customer; the Los Angeles Department of Water and Power (“LADWP”), and had no individual customers that accounted for more than 10% of our Engineering and Consulting segment revenues.

.

For further information related to our financial reporting segments, see Part II, Item 8, Note 9, Segment and Geographical Information, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Energy Services

Our Energy segment provides specialized, innovative, comprehensive energy solutions to businesses, utilities, state agencies, municipalities, and non-profit organizations. Our experienced engineers, consultants, and staff help our clients realize cost and energy savings by tailoring efficient and cost-effective solutions to assist in optimizing energy spend. Our energy services include comprehensive audit and surveys, program design, master planning, demand reduction, grid optimization, benchmarking analyses, design engineering, construction management, performance contracting, installation, alternative financing, measurement and verification services, and advances in software and data analytics for long term planning.

Our energy services include the following:

Energy Efficiency. We provide complete energy efficiency consulting and engineering services, including program design, management and administration; marketing, customer outreach and project origination; energy audits and feasibility analyses; implementation; training; management; retro-commissioning; data management and reporting; measurement and verification services; and construction management.

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
●	Marshak Science Building Rehabilitation, The City University of New York. Performed under the DASNY master contract, the Marshak Science Building is a mid-rise, 750,000 square-foot science building, which consists of a 350,000 square-foot, 13-story tower and a 300,000 square-foot plaza level and underground. The science building houses research and teaching labs, a vivarium, a morgue, office areas, a library, an auditorium, a gymnasium and a pool. We were responsible for the study, design, and construction management that included the retrofit of 200 standard-flow fume hoods to low-flow, high-efficiency hoods and the installation of high-entrainment fume hood exhaust systems, new lab make-up air units with heat recovery, liquid desiccant dehumidification systems, new supply air risers and general exhaust risers throughout the tower, new hot water and chilled water risers, new central station air handling equipment, new high-temperature hot water to low-temperature hot water heat exchangers, and a lab fit-out with chilled beam secondary heating and cooling.
●	San Diego Gas and Electric (“SDG&E”), California. We provide peak-load reduction and energy capacity to SDG&E by coordinating the installation of proven energy efficiency measures, including chiller retrofits, chiller variable-frequency drives (“VFDs”), HVAC VFDs, evaporative cooling, demand control ventilation, two-way valves, and chilled water pump VFDs. These measures produce both peak-load reductions and energy savings.
●	Baldwin High School, Kansas. We provided a central plant HVAC replacement and building wide HVAC controls installation. We installed a new chilled water and boiler plant and refurbished two large air handling units. We also installed new heating hot water control valves on all variable air volume boxes and new HVAC controls to ensure the achievement of specified energy cost savings for the school.
●	Entergy Corporation, Louisiana. We supported Entergy’s investments in grid data and analytics capabilities across its electric distribution footprint through a software license for LoadSEER. LoadSEER was developed to provide unique insights and modeling capability for distributed energy resources and the evolving distribution grid. The application is used in short- and long-term circuit-level planning and to proactively integrate renewables, energy storage, and efficiency investments. LoadSEER combines multi-layer risk, geospatial, and scenario modeling; utilities’ existing tools; engineering efforts; and multiple data sources in order to deliver dynamic, granular load profiles and perform valuation analyses.
●	Commercial Energy Efficiency Programs. Southern California Edison has contracted with us to develop, implement, and offer these programs to SCE customers. We are the implementer of the Commercial Program, which is targeted to help SCE customers lower their energy bills and reduce demand and energy usage by providing technical services, connection to financing, and financial incentives to identify and install energy efficiency measures. To support this effort, we provide full-service program implementation, including customer outreach, performing energy audits, and facilitating installation and verifying savings of approved energy efficiency measures.
●	City of New York – LL97 Implementation Action Plan. We developed a plan for New York City that identifies the most feasible route to achieving the City’s deep decarbonization, energy efficiency, and clean and renewable electricity goals. The plan is designed to balance policy compliance, technical and practical feasibility, and cost considerations, and will result in more than 50% greenhouse gas emissions reductions from City government infrastructure and energy system upgrades in City buildings by 2030. Each City agency now has actionable targets and an initial pathway to meeting them under the plan. The effort included the virtual survey of more than 4,000 publicly owned facilities in the city, detailed building energy modeling of prototypical city facilities, and transformation of these analyses into a comprehensive plan for the implementation of new renewable electricity sources, a heat electrification initiative, improved building energy efficiency and changes in wastewater, transportation, and other processes to meet the established goals.

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

Federal Compliance. We offer several services that support bonded debt compliance reporting for cities, counties, states, school districts, water districts, housing authorities, 501(c)(3) and other municipal entities. We provide federal compliance services to approximately 760 issuers in 43 states and the District of Columbia managing approximately $68 billion in municipal debt.

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

We are organized to profitably manage numerous small and large contracts at the same time. The majority of our contracts typically range from $1,000 to $10,000,000 in contract revenue; however, several of our construction management service contracts exceed $20,000,000 and range up to $90,000,000 in construction value. In addition, many of our multi-year utility program management contracts exceed $10,000,000 and, two of our largest contracts provide contract limits in excess of $100,000,000 in revenue over a period of five years for the management of utility incentive programs for the implementation of energy efficiency measures. Our contracts typically have a duration of between two and thirty-six months, although we have city services contracts that have been renewed or re-awarded and in effect for over 30 years. Most of our contracts include a provision allowing for termination for convenience after reimbursement of any unbilled effort under the contract. As of December 30, 2022, we had approximately 2,200 open projects.

During fiscal year 2022, we had one customer that accounted for more than 10% of our consolidated contract revenues. For fiscal year 2022, the LADWP accounted for 12.0% of our consolidated contract revenue. For fiscal year 2022, our top 10 customers accounted for 54.6% of our consolidated contract revenues.

Our largest clients are based in New York and California. In fiscal year 2022, services provided to clients in California accounted for 41.7% of our consolidated contract revenue and services provided to clients in New York accounted for 22.8% of our consolidated contract revenue.

We collaborate with the LADWP through the Commercial Direct Install Program, which is a small business lighting energy efficiency program that serves all commercial customers in LADWP territory with demand up to 250kW. On average, this program typically implements approximately 8,000 energy efficiency projects a year and has implemented over 100,000 projects since program inception in 2008. Over that time, we have saved the LADWP and its customers over half a million MWh per year and almost one hundred MW of peak demand and also provided lead generation identifying roughly 10,000 water efficiency upgrades.

We also collaborate with Duke Energy - Progress to manage the small business direct install program in North Carolina and South Carolina. Since its launch in 2013, the program has grown to encompass all eligible Duke Energy customers in North Carolina, South Carolina, Indiana, and Kentucky. The Small Business Energy Saver Program offers eligible commercial customers the opportunity to retrofit a comprehensive list of existing inefficient equipment with more energy-efficient measures. The program provides integrated turn-key services including program marketing, energy assessments, installation by local contractors, up to 80 percent incentives to offset the cost of projects, and education to encourage the replacement of existing equipment with improvements in lighting, refrigeration, and HVAC. We continue to implement programs across these four states and have completed over 28,000 projects for Duke Energy resulting in over 840,000 MWh in savings to small businesses.

In January 2017, we announced a new three-year contract with Consolidated Edison to implement Consolidated Edison’s Small and Medium Business Direct Install (“SMB”) program across the utility's New York City and Westchester County service area. It continues the process of diversifying the program offerings. After giving effect to renewals and extensions, the Consolidated Edison contract continues through the end of 2023. The SMB program, Consolidated Edison's largest energy efficiency program, helps customers save energy, lower their bills and protect the environment by providing financial incentives to identify and buy down the cost of energy efficiency measures. To support this effort, we provide full-service program implementation including outreach and direct sales to potential commercial customers, on-site energy efficiency assessments, direct implementation of energy savings measures and subcontractor management. The administration of incentive payments to other contractors providing services through the program is included in our scope, but the structure of the contract is such that these payments are not included in revenue or expenses. Consolidated Edison may terminate the contract at any time for any reason. Consolidated Edison has been a customer of ours since 2009.

In connection with our acquisition of substantially all of the assets of Genesys in March 2016, we entered into an administrative services agreement with Genesys pursuant to which our subsidiary, WES, provides Genesys with ongoing administrative, operational and other non-professional support services. Under such administrative services agreement, WES provides administrative services for a series of Genesys’s DASNY and other contracts. WES provides administrative services to Genesys in its performance of rehabilitation and construction work and architectural and engineering services at various sites within New York State. Services for DASNY under these contracts also include energy efficient design, utility cost evaluation and review, and various regulatory compliance services. Specific project descriptions are set out by DASNY in work authorizations, which are issued under the terms of the contracts. The termination dates of the DASNY contracts vary; the latest of which is November 2026. Work authorized but not yet completed under this contract continues to be bound by the terms of the agreement beyond the termination date until completion of the projects. Genesys expects to continue to receive amendments from DASNY to the master contract extending the termination date under DASNY’s option to extend this contract term twice, one year at a time. DASNY may at any time terminate any of the contracts or suspend all projects, for its convenience and without cause. DASNY has been a customer of Genesys since 1983.

Contract Structure

We generally provide our services under contracts, purchase orders, licensing agreements or retainer letters. The agreements we enter into with our clients typically incorporate one of three principal types of pricing provisions:

●	Time-and-materials provisions provide for reimbursement of costs and overhead plus a fee for labor based on the time expended on a project multiplied by a negotiated hourly billing rate. The profitability achievable on a time-and-materials basis is driven by billable headcount, staff utilization, and cost control.
●	Unit-based provisions require the delivery of specific units of work, such as energy efficiency savings goals measured in kWh or Therms, arbitrage rebate calculations, software access terms, dissemination of municipal securities continuing disclosure reports, or building plan checks, at an agreed price per unit, with the total payment under the contract determined by the actual number of units performed.
●	Fixed price provisions require all work under a contract to be performed for a specified lump sum, which may be subject to adjustment if the scope of the project changes. Contracts with fixed price provisions carry certain inherent risks, including risks of losses from underestimating costs, delays in project completion, problems with new technologies, price increases for materials, and economic and other changes that may occur over the contract period. Consequently, the profitability, if any, of fixed price contracts can vary substantially. Willdan typically mitigates some of these risks through the use of fixed price subcontracts for services, material, and equipment.

The following table presents, for the periods indicated, the approximate percentage of our contract revenue subject to each type of pricing provision:

	Fiscal Year
	2022	2021	2020
Time-and-materials	20%	24%	26%
Unit-based	45%	54%	46%
Fixed price	35%	22%	28%
Total	100%	100%	100%

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

Competition

The markets for energy efficiency and sustainability, engineering, construction management, economic and financial consulting, design planning and national preparedness services are competitive and highly fragmented. Our competition varies by type of client, type of service and geography. The range of competitors for any one project can vary depending upon technical specialties, the relative value of the project, geographic location, financial terms, risks associated with the work, and any client-imposed restrictions. We often compete with many other firms ranging from small local firms to large international firms. Contract awards are based primarily on qualifications, relevant experience, staffing capabilities, geographic presence, financial stability, customer service, and price. We face strong competition primarily from other regional, national, and international providers of energy efficiency and sustainability consulting services, local electrical and mechanical contractors and engineering firms, lighting and lighting fixture manufacturers and distributors. In addition to our existing competitors, new competitors such as large national or international engineering and/or construction companies could enter our markets.

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

Unlike some of our competitors, we focus our services on utilities and public sector clients and generally exclude residential services. Utility and public sector clients generally choose among competing firms by weighing the quality, experience, innovation and timeliness of the firm’s services. When selecting consultants for engineering projects, many utilities and government agencies are required to, and others choose to, employ Qualifications Based Selection (“QBS”). QBS requires the selection of the most technically qualified firms for a project, while the financial and legal terms of the engagement are generally secondary.

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

Human Capital Resources

As a professional services company, our continuing success relies on attracting, developing, and retaining a workforce that is both technically excellent and responsive to the needs of our clients and customers. An integral part of our ability to attract and retain qualified talent depends on our ability to maintain a culture reflective of the diverse communities that we serve.

Our Workforce

As of December 30, 2022, we employed a total of 1,491 employees, excluding contractors. Our employees include, among others, licensed electrical, mechanical, structural, geotechnical and civil engineers; land surveyors; certified building officials; certified inspectors and plans examiners; licensed architects and landscape architects; certified planners; energy sales and audit specialists; installation technicians; program managers; policy advisors and information technology specialists. We believe that we attract and retain highly skilled personnel with significant industry experience and strong client relationships by offering them challenging assignments in a dynamic work environment that recognizes, supports, and encourages diverse backgrounds and inter-cultural cooperation combined with compensation and employee benefit programs that are competitive with those offered by our competitors. See Part I, Item 1A, "Risk Factors" included in this Annual Report on Form 10-K for a discussion of the risks related to the loss of key personnel or our inability to attract and retain qualified personnel.

The following table sets forth the number of our employees in each of our business segments and our holding company:

	Fiscal Year
	2022	2021	2020
Energy	781	860	748
Engineering and Consulting	623	619	531
Holding Company Employees (Willdan Group, Inc.)	87	81	74
Total	1,491	1,560	1,353

Diversity, Equity and Inclusion

Willdan has a culture of acceptance and individuality, where all employees feel respected, included, and encouraged to contribute their unique perspectives, develop innovative ideas, and bring their best skills to work each day. We value the richness that diversity and inclusion bring to our workforce and are proud that our employees represent various races, genders, ages, national origins, and points of view. Our culture is focused on hiring, empowering, and retaining highly talented employees and professionals with the diverse background and expertise required to develop solutions for the current and future energy and infrastructure challenges and to help us consistently raise the bar and drive innovation forward.

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

We take pride in, and celebrate, our employees. In 2020, we established Willdan’s Diversity, Equity, and Inclusion Working Group (“DEI Working Group”). The DEI Working Group is designed to increase overall employee engagement and collaboration. Among other things, the DEI Working Group focuses on recruiting, development and community outreach, and developing and tracking progress toward DE&I objectives.

The DEI Working Group is comprised of four employee-led subgroups: (i) Business Partnerships, (ii) Community Outreach and Engagement, (iii) Inclusive Culture, and (iv) Recruitment. Each subgroup is led by a chair or co- chairpersons championing the needs and well-being of stakeholders, including employees. Collectively, the subgroups positively impact professional development, community outreach and business by creating and embracing cultural initiatives.

Willdan employees are highly engaged in the formation of Employee Resource Groups (“ERG”), fostering a greater sense of community while increasing employee engagement, inclusiveness, representation, and collaboration. All employees have the opportunity to initiate, join, and lead ERGs.

Employee Engagement and Development

Continuous growth requires continued investment in people, innovation, and new opportunities. We continuously strive to improve upon our engagement between employees and management teams to drive our company goals and enhance the employee experience. We aim to develop capable leadership that can meet the challenges of business growth while instilling a supportive and inclusive culture. At all locations, we provide our employees with performance assessments and evaluations and professional development opportunities including access to job specific training. We also provide our employees with training on workplace culture and enrichment through our learning platform, which covers topics such as harassment, creating healthy work environments, inclusion, ethics and compliance.

During fiscal year 2021, we initiated an annual company-wide employee engagement survey. We have since worked to incorporate feedback that we received by expanding our use of internal diversity and human capital metrics and recruiting efforts and improving access to professional development programs. Our team began collecting additional human capital metrics, such as employee gender ratios and other demographic information, and we have expanded the roster of universities at which we conduct recruiting activities. We also invested in our employee development strategy by expanding our employee training and professional development programs. We launched our 2022 survey in late fiscal year 2022 and are in the process of analyzing the results with the goal to implement applicable feedback in 2023.

Community Training

As part of our community outreach, in the beginning of 2020 we established and financed the Willdan Clean Energy Academy (“WCEA”) which offers free training in energy efficiency skills and career services to disadvantaged workers in the New York City area. In 2021, Willdan increased the funding for this outreach effort and the WCEA expanded to the Los Angeles City Area. At the end of 2022, WCEA reached 500 graduates and achieved over 40% participant job placement.

The WCEA supports a diverse workforce and collaborates with community-based organizations and workforce centers to support energy efficiency workforce development.

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

Our Health and Safety Council meets monthly and our Health and Safety program is designed to address the hazards associated with our business and to prescribe the policies and practices needed to prevent workplace injuries and illness. In 2022, we established and appointed a Director of Health and Safety, a key leadership role for Willdan. In addition, we launched a new interactive employee health and safety (“EH&S”) platform in support of our risk management efforts. This streamlined process documents the investigation and reporting of incidents, safety inspections, and completion of certain safety training requirements - whether performing office or field work.

We track and report all safety incidents. Our safety incident metrics are provided below. For context, lost-time injuries are those occurring in the workplace and resulting in an employee’s inability to work the next full workday.

	Fiscal Year
	2022	2021	2020
RCR	0.69	0.83	0.78
LTIR	0.26	0.74	0.35

A recordable case rate (RCR) describes the number of employees per 100 full-time employees that have been involved in an OSHA recordable injury or illness. The lost-time incident rate (LTIR) is the number of lost-time injuries that occurred in a given period, relative to the total number of hours worked in the same period.

Environmental Stewardship

Sustainability, environmental protection and climate change mitigation is the core of our identity and our work tackles these essential global challenges every day as we advise and assist governments, utilities and industry in defining and meeting goals for improvement. We provide planning and policy analysis for governments, regulators, and utilities, as well as innovative financing programs that bring the benefit of clean energy to underserved neighborhoods and disadvantaged customers. In addition, we strive to reduce our own ecological footprint and our environmental impact, as we help our customers achieve their own sustainability goals. We help clients reduce carbon intensity to become cleaner, more sustainable organizations through measurement and goal setting, sustainable engineering designs, installation of more efficient lighting, heating and cooling measures and the development and implementation of master plans for environmental sustainability, carbon reduction and energy efficiency to meet specific goals. This has led to energy-efficient upgrades at over 320,000 commercial buildings, schools, hospitals, and other public buildings. Willdan’s program management activities for various utilities have yielded more than 8.2 billion kWh savings, and 97 million therms reductions over the past 15 years.

We are committed to the continuous improvement and protection of our planet. The success of our business model is built on this foundation. Our dedication to environmental sustainability in our own ecological footprint enhances our ability to lead by example for our partners and clients.

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

Annually, the Board works with our senior management team on a detailed, multi-year strategic plan, reviewing goal progress each quarter. The Board also oversees efforts by Willdan’s senior management team in managing environmental and social risks and opportunities. The Board is led by our Chairman and Chief Executive Officer (“CEO”).

We are managed under the direction of the Board, which is currently composed of seven directors. The Board has determined that our directors, except for our CEO, are independent under the rules of the listing standards for the Nasdaq Global Market and the Securities Exchange Act of 1934, as amended. As the director most familiar with our business and industry, we believe our CEO is best suited to serve as Chairman of our Board. Our CEO works in collaboration with our Lead Independent Director, who is appointed biannually by the Board. Our Board is comprised of a diverse group of academics, financial advisors and industry practitioners with extensive experience in the governance and direction of publicly-traded enterprises. At any time, shareholders and other interested parties may communicate by writing to the Board generally, with the non-employee directors as a group, or to a specific director.

Intellectual Property

We believe we have strong name recognition and that this provides us with a competitive advantage in obtaining new business. Consequently, we believe it is important to protect our brand identity through trademark registrations. The Willdan, Willdan Group, Inc., Willdan Engineering, Willdan Energy Company, Willdan Financial Services, and Willdan Energy Solutions names are service marks of ours, and we have obtained a service mark for the Willdan and “W” logo. We have also obtained federal service mark registration with the United States Patent and Trademark Office for the “Willdan” name and “Willdan Group, Inc.” name. The name and logo of our proprietary software, MuniMagic+SM, our California energy efficiency CEDA, as well as our proprietary platform as a service VIEWPOINT are also registered marks, and we have registered a federal copyright for the source code for the MuniMagic+SM software. In connection with our acquisitions, we have obtained the trademark for our “LoadSEER” software, have obtained the patent for “Optimization of Microgrid Energy Use and Distribution”, have obtained the service marks for the Enerpath, Enerworks and Lime/Green Dial Design, and have obtained the registered copyright of Lime, Lime Energy, and Main Street Efficiency, NEO, Net Energy Optimizer, Collaboration Analysis Research, and several Weidt Group designs.

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

Our revenues are primarily derived from the energy services industry and, therefore, we are highly susceptible to risks relating to such industry.

A loss of customers, inability to procure or maintain contracts, a downturn in demand, or a change in the energy regulatory environment in the energy services industry could have a material adverse impact on our business, results of operations and financial condition. If we are unable to maintain and expand our current utility relationships and develop new relationships, maintain and enhance our existing energy services, execute our business and marketing strategies successfully and achieve the energy savings that are specified in our contracts, we may not be able to supplement the loss of revenue from our other services and it may result in lower revenues and have an adverse impact on our business, results of operations and financial condition.

The demand and terms for Energy efficiency services and utility programs in general are highly regulated and driven by various state regulatory commissions. Changes in those regulations or the standards and goals imposed by the regulatory commissions could adversely affect the demand for or the terms under which those utility programs may be conducted and adversely affect the company’s profitability.

Most states have an independent energy regulatory commission or body to oversee the operations of the utilities providing electricity and gas to consumers. Those regulatory commissions often set the goals, standards, prices and other specific terms under which the utilities are required to operate. Those regulatory mandates, including mandates for greenhouse gas reductions, the composition of energy generation sources, the amount of energy consumption reductions, the cost effectiveness of those reductions and the various terms under which those mandates are to be delivered set firm boundaries within which the utilities may contract with third parties such as Willdan. Changes in those regulatory mandates, goals and terms impact existing and future contracts under which we work with the utilities and can have a significant impact on the company’s ability to generate revenue or the level of effort and cost required to deliver required savings, or both. Those changes could have the effect of making our utility contracts more or less profitable and increase or decrease the demand for our services.

Demand for our services is cyclical and vulnerable to economic downturns. If economic growth slows, government fiscal conditions worsen, public and private construction/renovation activity slows, or client spending declines, it may have a material adverse effect on our business, results of operations and financial condition.

Demand for our services is cyclical, and vulnerable to economic downturns and reductions in government and private industry spending. Such downturns or reductions may result in clients delaying, curtailing or canceling proposed and existing projects. Our business traditionally lags the overall recovery in the economy; therefore, our business may not recover immediately when the economy improves. If economic growth slows, including as a result of rising inflation and rising interest rates, government fiscal conditions worsen, or client spending declines, it may have a material adverse effect on our business, results of operations and financial condition. Our government clients may face budget deficits that prohibit them from funding new or existing projects. In addition, our existing and potential clients may either postpone entering into new contracts or request price concessions. Difficult financing and economic conditions may cause some of our clients to demand better pricing terms or delay payments for services we perform, thereby increasing the average number of days our receivables are outstanding, and the potential of increased credit losses of uncollectible invoices. Further, these conditions may result in the inability of some of our clients to pay us for services that we have already performed. If we are not able to reduce our costs quickly enough to respond to the revenue decline from these clients, our operating results may be adversely affected. Accordingly, these factors affect our ability to forecast our future revenue and earnings from business areas that may be adversely impacted by market conditions. Any of these factors could adversely affect the demand for our services, which could have a material adverse effect on our business, results of operations and financial condition.

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

Under some of our contracts, we rely on the efforts and skills of subcontractors for the performance of some of the tasks. Our use of subcontractors has increased in recent years as a result of the increase in the percentage of our revenues derived from the direct installation of energy efficiency measures, including performance contracting and construction management services for more complex projects. Our Energy segment generally utilizes a higher percentage of subcontractors than the Engineering and Consulting segment. The absence of qualified subcontractors with whom we have a satisfactory relationship could adversely affect the quality of our service offerings and therefore, adversely affect our business, results of operations and financial condition.

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

The global economy has been experiencing supply chain constraints and labor shortages. These conditions, in addition to rising inflation, have increased the costs for materials, other goods, and labor, and have caused delivery and project performance schedules to be extended. These conditions, combined with tightening labor markets resulting from elevated resignation rates among U.S. workers, could increase the cost and difficulty of recruiting and retaining employees, or could result in project delays or cancellations which could negatively impact our operations and financial results.

Resurgences of the Covid-19 pandemic and health and safety measures intended to slow its spread could adversely affect our business, results of operations, and financial condition.

In fiscal year 2020, and during part of the fiscal year 2021, the Covid-19 pandemic impacted the energy services industry and our results of operations. Resurgences of the Covid-19 pandemic could subject us to various risks and uncertainties that could materially adversely affect our business, results of operations and financial condition including: the possibility that some of our clients will request deferral, modification or reduction in their contractual work orders with us or, in the case of those clients that we service under a purchase order model, if such clients reduce or cancel the amount of work requested relative to historical practices; fewer subcontractors being available to complete our work if our subcontractors must limit or cease operations or declare bankruptcy as a result of a resurgence of the Covid-19 pandemic; our clients becoming insolvent or initiating bankruptcy or similar proceedings, which would adversely affect our ability to collect contractual payments from such clients for work that may have already been completed and result in decreased revenues; the impact on our results of operations and financial condition resulting from a temporary suspension in capital expenditures from our government clients; and increased difficulty in executing our growth strategy, which could result in fewer acquisition opportunities for us compared to historical levels.

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

Under fixed-price contracts, we receive a fixed price irrespective of the actual costs we incur (which protects clients) and, consequently, we are exposed to a number of risks that are generally not included under time-and-materials and unit-based contracts. We realize a profit on fixed price contracts only if we can control our costs and prevent cost overruns on our contracts. Fixed price contracts require cost and scheduling estimates that are based on a number of assumptions, including those about future economic conditions, costs, and availability of labor, equipment and materials, and other exigencies. We could experience cost overruns if these estimates were initially inaccurate as a result of errors or ambiguities in the contract specifications, or become inaccurate as a result of a change in circumstances following the submission of the estimate due to, among other things, unanticipated technical or equipment problems, difficulties in obtaining permits or approvals, changes in local laws or labor conditions, weather delays, changes in costs of raw materials as a result of rising inflation, supply chain shortages or otherwise, or the inability of our vendors or subcontractors to perform their obligations. If cost overruns occur, we could experience reduced profits or, in some cases, a loss for that project. If a project is significant, or if there are one or more common issues that impact multiple projects, costs overruns could increase the unpredictability of our earnings, as well as have a material adverse impact on our business, results of operations and financial condition.

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

We account for our fixed price contracts on the percentage-of-completion method of revenue recognition. Generally, our use of this method results in recognition of revenue and profit ratably over the life of the contract, based on the proportion of costs incurred to date to total costs expected to be incurred for the entire project. The effects of revisions to revenue and estimated costs, including the achievement of award fees and the impact of change orders and claims, are recorded when the amounts are known and can be reasonably estimated. Such revisions could occur in any period and their effects could be material. While we have historically made reasonably reliable estimates of the progress towards completion of long-term contracts, the uncertainties inherent in the estimating process make it possible for actual costs to vary materially from initial estimates, which could result in reductions or reversals of previously recorded revenue and profit.

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

We are liable to pay such liabilities from our assets if and when the aggregate settlement or judgment amount exceeds our insurance policy limits. Further, our insurance may not protect us against liability because our policies typically have various exceptions to the claims covered and also require us to assume some costs of the claim even though a portion of the claim may be covered. A partially or completely uninsured claim, if successful and of significant magnitude, could have a material adverse effect on our liquidity.

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

We face exposure to product liability and personal injury claims in the event that our services cause bodily injury or property damage.  Since the majority of our products use electricity, it is possible that the products we use could result in property damage or personal injury, whether due to product malfunctions, defects, improper installation or other causes. Further, we face exposure to personal injury claims in the event that an individual is injured because of our negligence or the negligence of one of our subcontractors. Moreover, we may not have adequate resources in the event of a successful claim against us. A successful product liability or personal injury claim against us that is not covered by insurance or is in excess of our available insurance limits could require us to make significant payments of damages which could materially adversely affect our business, results of operations and financial condition.

Events outside our control, including natural and man-made disasters, could negatively impact the economies in which we operate or disrupt our operations, which may adversely affect our business, results of operations and financial condition.

Events outside our control, such as natural and man-made disasters, as well as terrorist actions, war or armed hostilities between countries or non-state actors, pandemics or other public health emergencies (such as the Covid-19 pandemic or future resurgences of the Covid-19 pandemic), could negatively impact the economies in which we operate by causing the closure of offices, interrupting projects, and forcing the relocation of employees. We typically remain obligated to perform our services after a terrorist action or natural disaster unless the contract contains a force majeure clause that relieves us of our contractual obligations in such an extraordinary event. If we are not able to react quickly to force majeure, our operations may be affected significantly, which would have a negative impact on our business, results of operations and financial condition.

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

Our financial performance could be adversely affected by our substantial debt leverage. We may also incur significant additional indebtedness in the future, subject to various conditions including increased working capital requirements. This significant level of indebtedness could have important negative consequences to us, including making it more difficult to satisfy our obligations on our outstanding debt obligations; making it more difficult to obtain financing in the future for working capital, capital expenditures, acquisitions or other general corporate purposes; requiring us to use more of our excess cash flow to pay interest and principal on our debt, which will reduce the amount of money available to finance our operations and other business activities; increasing our vulnerability to general economic downturns and adverse industry conditions; potentially limiting our flexibility in planning for, or reacting to, changes in our business and in our industry in general; exposing us to the risk of increased interest rates because the debt outstanding under our term loan and revolving credit facility bear interest at variable rates; placing us at a competitive disadvantage compared to our competitors that have less debt; and potentially limiting our ability to comply with the financial and other restrictive covenants in our debt instruments which, among other things, require us to maintain specified financial ratios, and could result in an event of default that, if not cured or waived, could have a material adverse effect on our business or prospects.

Our ability to make scheduled payments on or refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the amounts due on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. Our Amended and Restated Credit Agreement (as amended by the First Amendment, dated as of August 15, 2019, the Second Amendment, dated as of November 6, 2019, the Third Amendment, dated as of May 6, 2020, the Fourth Amendment, dated April 30, 2021, the Fifth Amendment, dated March 8, 2022, the Sixth Amendment, dated August 2, 2022, and the Seventh Amendment, dated November 1, 2022, the “Credit Agreement”) restricts our ability to dispose of assets and use the proceeds from those dispositions and also restricts our ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due. Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would materially adversely affect our financial position and results of operations. If we cannot make scheduled payments on our debt or comply with the other covenants under our Credit Agreement, we will be in default and the lenders under our Credit Agreement could terminate their commitments to loan money and could foreclose against the assets securing their borrowings and we could be forced into bankruptcy or liquidation.

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

Our Credit Agreement also requires that we maintain a maximum total leverage ratio and a minimum fixed charge coverage ratio, tested on a quarterly basis, which we may not be able to achieve. On one occasion, we secured waivers from our lenders in order to waive non-compliance with certain financial covenants under our Credit Agreement, and we cannot guarantee that in the future we will be able to secure waivers in the event of non-compliance. The covenants may additionally impair our ability to finance future operations or capital needs or to engage in other favorable business activities. Failing to comply with these covenants could result in an event of default under the Credit Agreement, which could result in us being required to repay the amounts outstanding prior to maturity. These prepayment obligations could have an adverse effect on our business, results of operations and financial condition.

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

Most of our clients are not committed to purchase any minimum amount of our services, as our agreements with them are based on a “purchase order” model. As a result, they may discontinue utilizing some or all of our services with little or no notice, or we may not generate the amount of contract revenue or achieve the level of profitability we expect under such arrangements. As well, certain of our contracts are with other entities that are periodically funded by the applicable utility. Such funding is subject to periodic renewal and is outside our control or its contract counterparty and may, at times, be delayed or inhibited.

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

Risks Related to Growth and Acquisitions

Acquisitions could disrupt our operations and adversely impact our business, results of operations and financial condition as a result of our failure to conduct due diligence effectively, or our inability to successfully integrate the acquiree. This could impede us from realizing all of the benefits of the acquisitions, which could weaken our results of operations.

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

Further, acquisitions may cause us to issue common stock that would dilute our current stockholders’ ownership percentage; use a substantial portion of our cash resources; increase our interest expense, leverage and debt service requirements (if we incur additional debt to pay for an acquisition); and assume liabilities, including environmental liabilities, for which we do not have indemnification from the former owners.

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

Because we have recently completed a number of acquisitions, goodwill and other intangible assets represent a substantial portion of our assets. Under generally accepted accounting principles in the United States, we are required to perform a goodwill impairment test for potential impairment at least on an annual basis. We also assess the recoverability of the unamortized balance of our intangible assets when indications of impairment are present based on expected future profitability and undiscounted expected cash flows and their contribution to our overall operations. The goodwill impairment test requires us to determine the fair value of our reporting units, which are the components at or one level below our reportable segments. In determining fair value, we make significant judgments and estimates, including assumptions about our strategic plans with regard to our operations. We also analyze current economic indicators and market valuations to help determine fair value. To the extent economic conditions that would impact the future operations of our reporting units change, our goodwill may be deemed to be impaired, and we would be required to record a non-cash charge that could result in a material adverse effect on our business, results of operations and financial condition. We had no goodwill impairment in fiscal years 2022, 2021, or 2020.

Risks Related to Our Regulatory Environment

We are subject to various routine and non-routine governmental reviews, audits and investigations, and unfavorable government audit results could force us to adjust previously reported operating results, could affect future operating results, could subject us to a variety of penalties and sanctions, and could result in harm to our reputation.

Government departments and agencies and their representatives may audit and review our contract performance, pricing practices, cost structure, financial capability and compliance with applicable laws, rules and regulations. Audits could raise issues that have significant adverse effects, including, among other things, substantial adjustments to our previously reported operating results and substantial effects on future operating results. Historically, we have not experienced significant disallowed costs as a result of government audits. However, we can provide no assurance that government audits will not result in material disallowances for incurred costs in the future. In addition, we must also comply with other government regulations related to employment practices, environmental protection, health and safety, tax, accounting, and anti-fraud measures, as well as many other regulations in order to maintain our government contractor status. These laws and regulations affect how we do business with our clients and, in some instances, impose additional costs on our business operations. Although we take precautions to prevent and deter fraud, misconduct, and non-compliance, we face the risk that our employees or outside partners may engage in misconduct, fraud, or other improper activities. If a government audit, review or investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, repayment of amounts already received under contracts, forfeiture of profits, suspension of payments, fines and suspension or debarment from doing business with federal and state and local government agencies and departments, any of which could adversely affect our reputation, our business, results of operations and financial condition, and/or the value of our stock. We may also lose business if we are found not to be sufficiently able to meet ongoing cash flow and financial obligations on a timely basis. In addition, we could suffer serious harm to our reputation and our stock price could decline if allegations of impropriety are made against us, whether true or not.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters is located at 2401 East Katella Avenue, Anaheim, California, where we lease approximately 18,000 square feet of office space. In addition, we lease office space in 50 other locations nationwide, principally in California and New York, and also have one office in Canada. In total, our facilities contain approximately 255,000 square feet of office space and are subject to leases that expire through 2027. We rent a small portion of this total space on a month-to-month basis. We believe that our existing facilities are adequate to meet current requirements and that suitable additional or substitute space will be available as needed to accommodate any expansion of operations and for additional offices.

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

Stockholders

As of March 8, 2023, there were 158 stockholders of record of our common stock. This number does not include persons who hold our common stock in nominee or “street name” accounts through brokers or banks.

Dividends

We did not declare or pay cash dividends on our common stock in fiscal years 2022, 2021, or 2020.

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

Performance Graph

The following graph compares the 5-year cumulative total stockholder return of our common stock with the cumulative total return of the Nasdaq Composite and a customized peer group. The companies included in our customized peer group represent our definitive Proxy peer group which is reviewed annually and revised as necessary. The customized peer group consists of American Superconductor Corporation, Atlas Technical Consultants, Inc., Bowman Consulting Group Ltd., C3.ai, Inc., Charah Solutions, Inc., Exponent, Inc., FTC Solar, Inc., ICF International, Inc., Limbach Holdings, Inc., Montrose Environmental Group, Inc., NV5 Global, Inc., Orion Energy Systems, Inc., RCM Technologies, Inc., Resource Connection, Inc., and Stem, Inc. The old peer group consists of Ameresco, Inc., Charah Solutions, Inc., Cypress Environmental Partners LP, Exponent, Inc., Hill International, Inc., Limbach Holdings, Inc., NV5 Global, Inc., RCM Technologies, Inc., and Resources Connection, Inc.

The peer group investment is weighted by market capitalization as of December 29, 2017 and is adjusted monthly. An investment of $100, with reinvestment of all dividends, is assumed to have been made in our common stock, in the peer group, and in the Nasdaq Composite on December 29, 2017, and the relative performance of each is tracked through and including December 30, 2022. The stock price performance shown in the graph is not necessarily indicative of future stock price performance.

Recent Sales of Unregistered Securities

None.

Issuer Repurchases of Equity Securities

During the fiscal quarter ended December 30, 2022, we made the following repurchases of shares of our common stock from employees to satisfy tax withholding obligations incurred in connection with the vesting of restricted stock:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Programs
October 1, 2022 – October 28, 2022	2,036	$14.26	—	—
October 29, 2022 – November 25, 2022	305	$16.70	—	—
November 26, 2022 – December 30, 2022	—	—	—	—
TOTAL	2,341	$14.58	—	—

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

Our Energy segment provides specialized, innovative, comprehensive energy solutions to businesses, utilities, state agencies, municipalities, and non-profit organizations in the U.S. Our experienced engineers, consultants, and staff help our clients realize cost and energy savings by tailoring efficient and cost-effective solutions to assist in optimizing energy spend. Our energy efficiency services include comprehensive audit and surveys, program design, master planning, demand reduction, grid optimization, benchmarking analyses, design engineering, construction management, performance contracting, installation, alternative financing, measurement and verification services, and advances in software and data analytics for long-term planning.

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

Results of Operations

Summary Comparison of 2022, 2021, and 2020

The following table sets forth, for the periods indicated, certain information derived from our consolidated statements of comprehensive income(1):

	Fiscal Year
	2022		2021		2020

	(in thousands, except percentages)
Contract revenue	$429,138	100.0%	$353,755	100.0%	$390,980	100.0%
Direct costs of contract revenue:
Salaries and wages	82,972	19.3	65,648	18.6	65,149	16.7
Subcontractor services and other direct costs	202,587	47.2	152,233	43.0	196,438	50.2
Total direct costs of contract revenue	285,559	66.5	217,881	61.6	261,587	66.9

Gross profit	143,579	33.5	135,874	38.4	129,393	33.1

General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	81,801	19.1	73,812	20.9	71,229	18.2
Facilities and facilities related	9,287	2.2	9,896	2.8	10,481	2.7
Stock-based compensation	8,373	2.0	16,563	4.7	16,113	4.1
Depreciation and amortization	17,489	4.1	17,146	4.8	18,743	4.8
Other	33,692	7.9	27,148	7.7	29,054	7.4
Total general and administrative expenses	150,642	35.1	144,565	40.9	145,620	37.2

Income (loss) from operations	(7,063)	(1.6)	(8,691)	(2.5)	(16,227)	(4.2)
Other income (expense):
Interest expense	(5,328)	(1.2)	(3,869)	(1.1)	(5,068)	(1.3)
Other, net	939	0.2	156	0.0	1,626	0.4
Total other income (expense)	(4,389)	(1.0)	(3,713)	(1.0)	(3,442)	(0.9)
Income (Loss) before income tax expense	(11,452)	(2.7)	(12,404)	(3.5)	(19,669)	(5.0)
Income tax expense (benefit)	(3,004)	(0.7)	(3,987)	(1.1)	(5,173)	(1.3)
Net income (loss)	$(8,448)	(2.0)	$(8,417)	(2.4)	$(14,496)	(3.7)

(1)	Percentages are expressed as a percentage of contract revenue and may not total due to rounding.

The following tables provides information about disaggregated revenue of our two segments, Energy and Engineering and Consulting by contract type, client type, and geographical region:

	2022
	Energy	Engineering and Consulting	Total
	(in thousands, except percentage)
Contract Type
Time-and-materials	$32,491	$53,584	$86,075
Unit-based	180,509	14,296	194,805
Fixed price	144,460	3,798	148,258
Total (1)	$357,460	$71,678	$429,138

Client Type
Commercial	$29,782	$5,566	$35,348
Government	126,494	65,969	192,463
Utilities	201,184	143	201,327
Total (1)	$357,460	$71,678	$429,138

Geography (1)
Domestic	$357,460	$71,678	$429,138

	2021
	Energy	Engineering and Consulting	Total
	(in thousands, except percentage)
Contract Type
Time-and-materials	$34,004	$52,209	$86,213
Unit-based	180,311	10,688	190,999
Fixed price	72,069	4,474	76,543
Total (1)	$286,384	$67,371	$353,755

Client Type
Commercial	$24,541	$5,323	$29,864
Government	65,249	61,899	127,148
Utilities	196,594	149	196,743
Total (1)	$286,384	$67,371	$353,755

Geography (1)
Domestic	$286,384	$67,371	$353,755

	2020
	Energy	Engineering and Consulting	Total
	(in thousands, except percentage)
Contract Type
Time-and-materials	$47,912	$53,840	$101,752
Unit-based	170,991	9,195	180,186
Fixed price	105,275	3,767	109,042
Total (1)	$324,178	$66,802	$390,980

Client Type
Commercial	$36,212	$5,155	$41,367
Government	93,821	61,412	155,233
Utilities	194,145	235	194,380
Total (1)	$324,178	$66,802	$390,980

Geography (1)
Domestic	$324,178	$66,802	$390,980

(1)	Revenue from our Canadian operations were not material for fiscal years 2022, 2021, and 2020.

Fiscal Year 2022 Compared to Fiscal Year 2021

Contract revenue. Consolidated contract revenue increased $75.4 million, or 21.3%, in fiscal year 2022 compared to fiscal year 2021, primarily due to incremental revenues in our Energy segment generated from new governmental construction-management and design-build projects, combined with incremental revenues from the resumption of projects that had been suspended in fiscal year 2021 due to the Covid-19 pandemic, and increased governmental revenues in our Engineering and Consulting segment, partially offset by lower software licensing revenue.

Contract revenue in our Energy segment increased $71.1 million, or 24.8%, in fiscal year 2022 compared to fiscal year 2021, primarily as a result of incremental revenues from new governmental construction-management and design-build projects, combined with incremental revenues from the resumption of projects that had been suspended in fiscal year 2021 due to the Covid-19 pandemic, partially offset by lower software licensing revenue.

Contract revenue in our Engineering and Consulting segment increased $4.3 million, or 6.4%, in fiscal year 2022 compared to fiscal year 2021, primarily due to increased demand for services provided to our governmental clients.

Direct costs of contract revenue. Direct costs of consolidated contract revenue increased $67.7 million, or 31.1%, in fiscal year 2022 compared to fiscal year 2021, primarily due to increases in our contract revenues in our Energy segment as described above as well as the ramping up of new projects for which we saw higher project startup costs relative to the revenue recognized.

Direct costs of contract revenue in our Energy segment increased $67.3 million, or 36.5%, in fiscal year 2022 compared to fiscal year 2021, primarily as a result of the reasons described above. Direct costs of contract revenue for the Engineering and Consulting segment increased $0.4 million, or 1.2%, for the fiscal year 2022 compared to fiscal year 2021.

Subcontractor services and other direct costs increased by $50.4 million, or 33.1%, and salaries and wages increased by $17.3 million, or 26.4%, in fiscal year 2022 compared to fiscal year 2021, primarily due to the increases in contract revenues as described above combined with changes in the mix of those contract revenues to those which contain a higher percentage of material costs and installation subcontracting and lower percentage of labor costs, as well as the ramping up of new projects for which we saw higher project startup costs relative to the revenue recognized.

Gross Profit. Gross profit increased 5.7% to $143.6 million, or a 33.5% gross margin, for fiscal year 2022 compared to $135.9 million, or a 38.4% gross margin for fiscal year 2021. The decrease in gross margin percentage was primarily driven by changes in the mix of revenues as described above, combined with a reduction in software licensing revenues and the ramping up of new projects for which we saw higher project startup costs relative to the revenue recognized.

General and administrative expenses. General and administrative (“G&A”) expenses increased by $6.1 million, or 4.2%, in fiscal year 2022 compared to fiscal year 2021. The increase in G&A expenses consisted of an increase of $9.2 million in the Energy segment combined with an increase of $2.3 million in the Engineering and Consulting segment, partially offset by a decrease of $5.4 million in unallocated corporate expenses. The increase in G&A expenses was primarily attributed to higher salaries and wages, payroll taxes and employee benefits, increased contingent consideration expense related to prior acquisitions, and higher computer-related expenses, partially offset by lower stock-based compensation expenses.

Within G&A expenses, the increase of $8.0 million in salaries and wages, payroll taxes and employee benefits combined with the increase of $6.5 million in other general and administrative expenses was partially offset by a decrease of $8.2 million in stock-based compensation and a decrease of $0.6 million in facilities and facility related expenses. The increase in salaries and wages, payroll taxes and employee benefits was primarily due to increases in personnel. The increase in other general and administrative expenses was primarily due to increased contingent consideration expense related to prior acquisitions, higher computer-related expenses and higher professional service fees. The decrease in stock-based compensation expenses was primarily related to previously awarded stock grants reaching the end of their corresponding vesting periods. The decrease in facilities and facility related expenses was due to satisfied facility leases that were not renewed. Depreciation and amortization was relatively flat for the fiscal year 2022 compared to fiscal year 2021.

Income (loss) from operations. Operating loss was $7.1 million for fiscal year 2022, compared to an operating loss of $8.7 million for fiscal year 2021, as a result of the factors noted above. As a percentage of contract revenue, the operating loss improved to 1.6% for fiscal year 2022 from an operating loss of 2.5% for fiscal year 2021.

Total other expense, net. Total other expense, net, was $4.4 million for fiscal year 2022 compared to $3.7 million for fiscal year 2021. The increase in total other expense, net is primarily due to higher interest expense as a result of higher variable interest rates under our credit facilities, partially offset by income from indemnification agreements.

Income tax expense (benefit). We recorded an income tax benefit of $3.0 million for fiscal year 2022 compared to a tax benefit of $4.0 million for fiscal year 2021. The decrease in the income tax benefit is primarily attributable to the lower loss before income tax expense, the non-recurrence tax benefits provided by the Coronavirus Aid, Relief, and Economic Security Act of 2020 (“CARES Act”), and various tax deductions and tax credits.

Net income (loss). Our net loss was relatively flat for fiscal year 2022, compared to fiscal year 2021, as a result of the factors described above.

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

Salaries and wages were relatively flat in fiscal year 2021 compared to the fiscal year 2020. Subcontractor services and other direct costs decreased $44.2 million, or 22.5%, in fiscal year 2021 compared to fiscal year 2020, primarily due to the decrease in construction management activities.

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

General and administrative expenses. G&A expenses decreased by $1.1 million, or 0.7%, in the fiscal year 2021 compared to the fiscal year 2020. The decrease in G&A expenses consisted of a decrease of $2.6 million in the Energy segment combined with a decrease of $1.7 million in the unallocated corporate expenses, partially offset by an increase of $3.3 million in the Engineering and Consulting segment. The decrease in G&A expenses in the Energy segment and unallocated corporate expenses was primarily attributed to lower amortization of intangibles combined with lower other general and administrative expenses, partially offset by higher wage and related benefit costs. The increase in G&A expenses in the Engineering and Consulting segment was primarily attributed to higher wage and related benefit costs. The increase in wage and related benefit costs was primarily attributed to having restored wage reductions taken during our second quarter of fiscal 2020 aimed at preserving liquidity as a result of the Covid-19 pandemic.

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

Liquidity and Capital Resources

	Fiscal Year
	2022	2021	2020

	(in thousands)
Net cash provided by (used in):
Operating activities	$9,433	$9,803	$47,025
Investing activities	(9,527)	(8,454)	(5,059)
Financing activities	8,358	(18,533)	(19,013)
Net increase (decrease) in cash and cash equivalents	$8,264	$(17,184)	$22,953

Sources of Cash

Our primary sources of liquidity for the next 12 months and beyond are our cash and cash equivalents and borrowings under our secured revolving facility under the Credit Agreement (the “Revolving Credit Facility”). We believe that our cash and cash equivalents, cash generated by operating activities, and available borrowings under our Revolving Credit Facility will be sufficient to finance our operating activities for at least the next 12 months. A recent amendment to our Revolving Credit Facility limits our borrowing capacity under our Revolving Credit Facility to no more than $10.0 million at any time during the period from November 1, 2022 through the date on which financial statements and compliance documents have been received by the administrative agent under the Credit Agreement for the fiscal quarter ending March 31, 2023, as described in Part II, Item 8, Note 5, “Debt Obligations”, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. As of December 30, 2022, we had not borrowed under the Revolving Credit Facility, and we were in compliance with the covenants contained in the Credit Agreement. Our access to the Revolving Credit Facility may continue to be restricted if we do not achieve the specified leverage and fixed charge coverage ratios prescribed under our Credit Agreement for the fiscal quarter ending in March 2023.

As of December 30, 2022, we had fully drawn the $100 million secured term A loan with $65.0 million outstanding (the “Term A Loan” and, collectively with the Revolving Credit Facility and the Delayed Draw Term Loan, the “Credit Facilities”), a $50.0 million Revolving Credit Facility with no borrowed amounts outstanding and $4.1 million in letters of credit issued, and a fully drawn $50.0 million Delayed Draw Term Loan with $41.0 million outstanding, each scheduled to mature on June 26, 2024. In addition, as of December 30, 2022, we had $8.8 million of cash and cash equivalents.

As of December 30, 2022, borrowings under our Credit Facilities, exclusive of the effects of upfront fees, undrawn fees and issuance cost amortization, bore interest at 8.3%. See Part II, Item 8, Note 5, “Debt Obligations”, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K, for information regarding our indebtedness, including information about new borrowings and repayments, principal repayment terms, interest rates, covenants, and other key terms of our outstanding indebtedness.

Cash Flows from Operating Activities

Cash flows provided by operating activities were $9.4 million, $9.8 million, and $47.0 million for fiscal years 2022, 2021, and 2020, respectively. Cash flow from operating activities primarily consists of net income, adjusted for non-cash charges, such as depreciation and amortization and stock-based compensation, plus or minus changes in current operating assets and liabilities. Cash flows provided by operating activities for fiscal year 2022 were unfavorably impacted by higher working capital requirements required to support the increase in contract revenues. Cash flows provided by operating activities for fiscal year 2021 resulted primarily from the changing mix of revenues, partially offset by increased demand for working capital related to the resumption of our utility programs that were suspended in 2020 and start-up costs associated with certain new contract awards. Cash flows provided by operating activities for fiscal year 2020 resulted primarily as a result of improvements in cash collections, reductions in working capital requirements as a result of the reduction of revenues from the suspension of our small business energy programs, and incremental operating cash flow from our acquisitions of E3, Inc. and Onsite Energy.

Cash Flows from Investing Activities

Cash flows used in investing activities were $9.5 million, $8.5 million and $5.1 million for fiscal years 2022, 2021, and 2020, respectively. Cash flows used in investing activities for fiscal year 2022 were primarily due to cash paid for the development of software and the purchase of computers and other equipment. Cash flows used in investing activities for fiscal year 2021 were primarily due to cash paid for software development cost and the purchase of computers and other equipment. Cash flows used in investing activities for fiscal year 2020 were primarily due to cash paid for the purchase of computers and other equipment, the enhancement of internal operating software, and leasehold improvements.

Cash Flows from Financing Activities

Cash flows provided by financing activities was $8.4 million in fiscal year 2022 compared to cash flows used in financing activities of $18.5 million, and $19.0 million for fiscal years 2021, and 2020, respectively. Cash flows provided by financing activities for fiscal year 2022 were primarily attributable to borrowings of $20.0 million under our Delayed Draw Term Loan, $10.7 million in receipt of restricted cash, $3.0 million in proceeds from sales of common stock under our employee stock purchase plan, and $1.7 million proceeds from notes payable, partially offset by repayments of $13.0 million under our Term A Loan, combined with payments of $10.2 million for contingent consideration related to prior acquisitions, $1.9 million payments on notes payable, and $1.1 million principal payments on finance leases. Cash flows used in financing activities for fiscal year 2021 were primarily attributable to principal repayments of $13.0 million under our Term A Loan and Revolving Credit Facility, increases of $6.6 million for contingent consideration related to prior acquisitions, payments of taxes on stock grants of $3.1 million, payments on notes payable of $1.9 million, partially offset by $2.7 million in proceeds from sales of common stock under our employee stock purchase plan and $1.9 million in proceeds from stock option exercise. Cash flows used in financing activities for fiscal year 2020 were primarily attributable to repayments of $42.0 million under our Term A Loan and revolving line of credit, a payment of $2.9 million in employee payroll taxes related to the vesting of performance-based restricted stock units, and payments of $1.4 million for contingent consideration related to prior acquisitions, partially offset by $24.0 million of borrowings under our Revolving Credit Facility.

Under certain utility contracts, we periodically receive cash deposits to be held in trust for the payment of energy incentive rebates to be sent directly to the utility’s end-customer on behalf of the utility. We act solely as the utility’s agent to distribute these funds to the end-customer and, accordingly, we classify these contractually restricted funds as restricted cash. Because these funds are held in trust for pass through to the utility’s customers and have no impact on our working capital or operating cash flows, these cash receipts are presented in the consolidated statement of cash flows as financing cash inflows, “Receipt of restricted cash”, with the subsequent payments classified as financing cash outflows, “Payment of restricted cash.”.

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

Short and Long-term Uses of Cash

General

Our principal uses of cash are to fund operating expenses, support working capital requirements, finance capital expenditures, and pay down outstanding debt. From time to time, we also use cash to help fund business acquisitions. Our cash and cash equivalents are impacted by the timing of when we are paid by our customers for services rendered and when we pay expenses as reflected in the change in our outstanding accounts payable and accrued expenses.

Contractual Obligations

The following table sets forth our known contractual obligations as of December 30, 2022:

		Less than			More than
Contractual Obligations	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
	( in thousands)
Long term debt (1)	$107,447	$16,903	$90,544	$—	$—
Interest payments on debt outstanding (2)	11,911	8,213	3,698	—	—
Operating leases	13,224	4,625	6,053	2,546	—
Finance leases	2,714	1,113	1,365	236	—
Total contractual cash obligations	$135,296	$30,854	$101,660	$2,782	$—
(1)	Long-term debt includes $65.0 million outstanding on our Term A Loan, no amounts outstanding on our Revolving Credit Facility, and $41.0 million outstanding on our Delayed Draw Term Loan as of December 30, 2022. We have assumed no future borrowings or repayments (other than at maturity) for purposes of this table. Our Credit Facilities are scheduled to mature on June 26, 2024.
(2)	Borrowings under our Delayed Draw Term Loan bear interest at a variable rate. Future interest payments on our Delayed Draw Term Loan Facility are estimated using floating rates in effect as of December 30, 2022.

We are obligated to pay earn-out payments in connection with our 2019 acquisition of Energy and Environmental Economics, Inc. (“E3, Inc.”) if E3, Inc. exceeds certain financial targets during the three years after the E3, Inc. closing date. As of December 30, 2022, we had remaining contingent consideration payable of $4.0 million related to this acquisition. For fiscal year 2022, our statement of operations includes $3.2 million of accretion (excluding fair value adjustments) related to the liability for contingent consideration.

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

Interest Rate Swap

From time to time, we enter into interest rate swap agreements to moderate our exposure to fluctuations in interest rates underlying our variable rate debt. For more information, see Part I, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, and Note 4, “Derivatives”, to the Notes of Consolidated Financial Statements included in this Annual Report on Form 10-K.

Impact of Inflation

Due to the average duration of our projects and our ability to negotiate prices as contracts end and new contracts begin, historically, our operations have not been materially impacted by inflation.

While immaterial to our results of operations and financial condition, we have experienced higher cost of materials and delays in our supply chain for equipment during fiscal year 2022, and we expect these higher costs and delays in our supply chain to persist through fiscal year 2023. The prices of finished products from manufacturers are subject to fluctuation and increases. It is difficult to accurately measure the impact of inflation, tariffs, price escalation, raw material costs, and other factors that impact the cost of finished goods due to the imprecise nature of the estimates required.

We are often able to mitigate the impact of future price increases by entering into fixed price purchase orders for materials and equipment, and subcontracts on our projects, as well as, when appropriate, including cost escalation factors into our proposals. Despite our best mitigation efforts, significant price increases in equipment and disruptions to our supply chain could materially impact our results of operations and financial condition. In addition, inflationary pressures, including expectations of future inflation, may impact the customers of our utility clients, which may lead to delayed or deferred decisions regarding expenditures to improve energy efficiency, and therefore potentially impact our future revenues.

Components of Revenue and Expense

Contract Revenue

We generally provide our services under contracts, purchase orders or retainer letters. The agreements we enter into with our clients typically incorporate one of three principal types of pricing provisions: time-and-materials, unit-based, and fixed price. Revenue on our time-and-materials and unit-based contracts are recognized as the work is performed in accordance with specific terms of the contract. As of December 30, 2022, 20% of our contracts are time-and-materials contracts, 45% are unit-based contracts, and 35% are fixed price contracts, compared to 24% for time-and-materials contracts, 54% for unit-based contracts, and 22% for fixed price contracts, as of December 31, 2021.

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

Our contracts come up for renewal periodically and at the time of renewal may be subject to renegotiation, which could impact the profitability on that contract. In addition, during the term of a contract, public agencies may request additional or revised services which may impact the economics of the transaction. Most of our contracts permit our clients, with prior notice, to terminate the contracts at any time without cause. While we have a large volume of contracts, the renewal, termination or modification of a contract, in particular contracts with Consolidated Edison, DASNY, and utility programs associated with LADWP, Southern California Edison, and Duke Energy Corp., may have a material effect on our consolidated operations.

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

General and Administrative Expenses

G&A expenses include the costs of the marketing and support staff, other marketing expenses, management and administrative personnel costs, payroll taxes, bonuses and employee benefits for all of our employees and the portion of salaries and wages not allocated to direct costs of contract revenue for those employees who provide our services. G&A expenses also include facility costs, depreciation and amortization, professional services, legal and accounting fees and administrative operating costs. Within G&A expenses, “Other” includes expenses such as professional services, legal and accounting, computer costs, travel and entertainment, marketing costs and acquisition costs. We expense general and administrative costs when incurred.

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

Goodwill

We test our goodwill at least annually for possible impairment. We complete our annual testing of goodwill as of the last day of the first month of our fourth fiscal quarter each year to determine whether there is impairment. In addition to our annual test, we regularly evaluate whether events and circumstances have occurred that may indicate a potential impairment of goodwill. We did not recognize any goodwill impairment charges in fiscal years 2022, 2021, or 2020.

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

During fiscal years 2022, 2021 and 2020, we did not have any acquisitions.

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

As of December 30, 2022, we had cash and cash equivalents of $8.8 million. This amount represents cash on hand in business checking accounts with BMO Harris Bank, N.A. We do not engage in trading activities and do not participate in foreign currency transactions.

We are subject to interest rate risk in connection with our Term A Loan and borrowings, if any, under our Revolving Credit Facility and Delayed Draw Term Loan, each of which bears interest at variable rates. As of December 30, 2022, $65.0 million was outstanding under our Term A Loan, $41.0 million was outstanding under our Delayed Draw Term Loan, no borrowed amounts were outstanding and $4.1 million in letters of credit were issued under the Revolving Credit Facility. Each of our Term A Loan, Revolving Credit Facility, and Delayed Draw Term Loan mature as of June 26, 2024 and are governed by our Credit Agreement.

Pursuant to the Credit Agreement, (as described in Part II, Item 8, Note 5, “Debt Obligations,” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K), during the period from November 1, 2022 until the date on which the administrative agent receives the required financial statements under the Credit Agreement for the fiscal quarter ended March 31, 2023 (the “First Pricing Date”) , (A) borrowings under the Credit Agreement will bear interest at Secured Overnight Financing Rate (“SOFR”) plus 4.00%; provided, that SOFR cannot be less than 0.00%, and (B) we will pay a commitment fee of 0.50% per annum for the unused portion of the Revolving Credit Facility. After the First Pricing Date, borrowings under the Credit Agreement will bear interest at either a Base Rate (as defined in the Credit Agreement) or SOFR, at our option, and in each case, plus an applicable margin, which applicable margin will range from 0.125% to 1.25% with respect to Base Rate borrowings and 1.125% to 2.25% with respect to SOFR borrowings, depending on the Total Leverage Ratio (as defined in the Credit Agreement); provided, that SOFR cannot be less than 0.00%, with the specific pricing reset on each date on which the administrative agent receives the required financial statements under the Credit Agreement for the fiscal quarter then ended. We will also pay a commitment fee for the unused portion of the Revolving Credit Facility and the Delayed Draw Term Loan, which will range from 0.15% to 0.40% per annum depending on the Total Leverage Ratio, and fees on the face amount of any letters of credit outstanding under the Revolving Credit Facility, which will range from 0.84% to 1.688% per annum, in each case, depending on whether such letter of credit is a performance or financial letter of credit and the Total Leverage Ratio. Based upon the amount of our outstanding indebtedness as of December 30, 2022, a one percentage point increase in the effective interest rate would change our annual interest expense by approximately $1.1 million in fiscal year 2022.

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

Stockholders and the Board of Directors of Willdan Group, Inc.

Anaheim, California

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Willdan Group, Inc. (the "Company") as of December 30, 2022 and December 31, 2021, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 30, 2022, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 30, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 30, 2022 and December 31, 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 30, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Los Angeles, California

March 9, 2023

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	December 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$8,806	$11,221
Restricted cash	10,679	—
Accounts receivable, net of allowance for doubtful accounts of $640 and $1,115 at December 30, 2022 and December 31, 2021, respectively	60,202	67,211
Contract assets	83,060	59,288
Other receivables	4,773	6,267
Prepaid expenses and other current assets	6,454	4,972
Total current assets	173,974	148,959
Equipment and leasehold improvements, net	22,537	16,757
Goodwill	130,124	130,124
Right-of-use assets	12,390	15,177
Other intangible assets, net	41,486	52,713
Other assets	10,620	13,843
Deferred income taxes, net	18,543	16,849
Total assets	$409,674	$394,422
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$28,833	$36,672
Accrued liabilities	59,110	35,680
Contingent consideration payable	4,000	10,206
Contract liabilities	12,585	13,499
Notes payable	16,903	15,036
Finance lease obligations	1,113	539
Lease liability	4,625	5,575
Total current liabilities	127,169	117,207
Contingent consideration payable	—	832
Notes payable	90,544	85,538
Finance lease obligations, less current portion	1,601	778
Lease liability, less current portion	8,599	10,768
Other noncurrent liabilities	259	78
Total liabilities	228,172	215,201

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 40,000 shares authorized; 13,296 and 12,804 shares issued and outstanding at December 30, 2022 and December 31, 2021, respectively	133	128
Additional paid-in capital	177,718	167,032
Accumulated other comprehensive loss	—	(38)
Retained earnings	3,651	12,099
Total stockholders’ equity	181,502	179,221
Total liabilities and stockholders’ equity	$409,674	$394,422

See accompanying notes to consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share amounts)

	Fiscal Year
	2022	2021	2020
Contract revenue	$429,138	$353,755	$390,980

Direct costs of contract revenue (inclusive of directly related depreciation and amortization):
Salaries and wages	82,972	65,648	65,149
Subcontractor services and other direct costs	202,587	152,233	196,438
Total direct costs of contract revenue	285,559	217,881	261,587

General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	81,801	73,812	71,229
Facilities and facility related	9,287	9,896	10,481
Stock-based compensation	8,373	16,563	16,113
Depreciation and amortization	17,489	17,146	18,743
Other	33,692	27,148	29,054
Total general and administrative expenses	150,642	144,565	145,620
Income (loss) from operations	(7,063)	(8,691)	(16,227)

Other income (expense):
Interest expense, net	(5,328)	(3,869)	(5,068)
Other, net	939	156	1,626
Total other expense, net	(4,389)	(3,713)	(3,442)
Income (loss) before income taxes	(11,452)	(12,404)	(19,669)

Income tax (benefit) expense	(3,004)	(3,987)	(5,173)
Net income (loss)	(8,448)	(8,417)	(14,496)

Other comprehensive income (loss):
Net unrealized income (loss) on derivative contracts	38	450	(92)
Comprehensive income (loss)	$(8,410)	$(7,967)	$(14,588)

Earnings (loss) per share:
Basic	$(0.65)	$(0.68)	$(1.23)
Diluted	$(0.65)	$(0.68)	$(1.23)

Weighted-average shares outstanding:
Basic	13,013	12,458	11,793
Diluted	13,013	12,458	11,793

See accompanying notes to consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Earnings	Total
Balance at December 27, 2019	11,497	$115	$132,547	$(396)	$35,012	$167,278
Shares of common stock issued in connection with employee stock purchase plan	94	1	2,223	—	—	2,224
Shares of common stock issued in connection with incentive stock plan	119	1	1,081	—	—	1,082
Shares used to pay taxes on stock grants	(95)	(1)	(2,945)	—	—	(2,946)
Issuance of restricted stock award and units	545	6	(5)	—	—	1
Stock-based compensation expense	—	—	16,113	—	—	16,113
Net income (loss)	—	—	—	—	(14,496)	(14,496)
Net unrealized gain (loss) on derivative contracts	—	—	—	(92)	—	(92)
Balance at January 1, 2021	12,160	$122	$149,014	$(488)	$20,516	$169,164
Shares of common stock issued in connection with employee stock purchase plan	106	2	2,653	—	—	2,655
Shares of common stock issued in connection with incentive stock plan	150	1	1,923	—	—	1,924
Shares used to pay taxes on stock grants	(79)	(1)	(3,116)	—	—	(3,117)
Issuance of restricted stock award and units	467	4	(5)	—	—	(1)
Stock-based compensation expense	—	—	16,563	—	—	16,563
Net income (loss)	—	—	—	—	(8,417)	(8,417)
Net unrealized gain (loss) on derivative contracts	—	—	—	450	—	450
Balance at December 31, 2021	12,804	$128	$167,032	$(38)	$12,099	$179,221
Shares of common stock issued in connection with employee stock purchase plan	115	1	3,035	—	—	3,036
Shares of common stock issued in connection with incentive stock plan	34	—	274	—	—	274
Shares used to pay taxes on stock grants	(34)	—	(992)	—	—	(992)
Issuance of restricted stock award and units	377	4	(4)	—	—	—
Unregistered sales of stock	—	—	—	—	—	—
Stock issued to acquire businesses	—	—	—	—	—	—
Stock-based compensation expense	—	—	8,373	—	—	8,373
Net income (loss)	—	—	—	—	(8,448)	(8,448)
Net unrealized gain (loss) on derivative contracts	—	—	—	38	—	38
Balance at December 30, 2022	13,296	$133	$177,718	$(0)	$3,651	$181,502

See accompanying notes to consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year
	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$(8,448)	$(8,417)	$(14,496)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	17,489	17,146	18,743
Deferred income taxes, net	(1,694)	(2,738)	(5,209)
(Gain) loss on sale/disposal of equipment	(64)	(24)	(15)
Provision for doubtful accounts	243	102	1,330
Stock-based compensation	8,373	16,563	16,113
Accretion and fair value adjustments of contingent consideration	3,168	2,333	7,707
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts receivable	6,766	(14,209)	3,070
Contract assets	(23,772)	3,138	35,498
Other receivables	1,494	138	(1,192)
Prepaid expenses and other current assets	(1,230)	828	577
Other assets	3,223	(7,849)	9,955
Accounts payable	(7,839)	(4,700)	7,372
Accrued liabilities	12,970	1,625	(34,509)
Contract liabilities	(914)	6,065	1,871
Right-of-use assets	(332)	(197)	210
Net cash provided by operating activities	9,433	9,804	47,025
Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(9,602)	(8,500)	(5,076)
Proceeds from sale of equipment	75	46	17
Net cash used in investing activities	(9,527)	(8,454)	(5,059)
Cash flows from financing activities:
Payments on contingent consideration	(10,206)	(6,615)	(1,433)
Receipt of restricted cash	10,679	—	—
Payments on notes payable	(1,920)	(1,909)	(205)
Payments on debt issuance costs	(177)	—	(327)
Proceeds from notes payable	1,718	2,074	1,140
Borrowings under term loan facility and line of credit	20,000	—	24,000
Repayments under term loan facility and line of credit	(13,000)	(13,000)	(42,000)
Principal payments on finance leases	(1,054)	(545)	(549)
Proceeds from stock option exercise	274	1,924	1,082
Proceeds from sales of common stock under employee stock purchase plan	3,036	2,655	2,224
Cash used to pay taxes on stock grants	(992)	(3,117)	(2,946)
Restricted Stock Award and Units	—	(1)	1
Net cash provided by (used in) financing activities	8,358	(18,534)	(19,013)
Net increase (decrease) in cash, cash equivalents and restricted cash	8,264	(17,184)	22,953
Cash, cash equivalents and restricted cash at beginning of period	11,221	28,405	5,452
Cash, cash equivalents and restricted cash at end of period	$19,485	$11,221	$28,405
Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$5,066	$3,545	$5,031
Income taxes	(1,120)	(1,616)	174
Supplemental disclosures of noncash investing and financing activities:
Other working capital adjustment	—	—	1,179
Equipment acquired under finance leases	2,451	1,376	467

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

The consolidated statement of stockholders' equity includes repurchases of shares of the Company’s common stock from employees to satisfy tax withholding obligations incurred in connection with the vesting of restricted stock or performance stock units, which amount is presented as a reduction of additional paid-in capital and common stock.

Fiscal Years

The Company operates and reports its annual financial results based on 52 or 53-week periods ending on the Friday closest to December 31. The Company operates and reports its quarterly financial results based on the 13-week period ending on the Friday closest to June 30, September 30, and December 31 and the 13 or 14-week period ending on the Friday closest to March 31, as applicable. Fiscal year 2022 and fiscal year 2021, which ended on December 30, 2022, and December 31, 2021, respectively, were both comprised of 52 weeks, with all quarters presented consisting of 13 weeks. Fiscal year 2020, which ended on January 1, 2021, was comprised of 53 weeks, with the first quarter consisting of 14 weeks and the remaining quarters consisting of 13 weeks each.

Principles of Consolidation

The consolidated financial statements include the accounts of Willdan Group, Inc. and its wholly-owned subsidiaries and their respective subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain prior year amounts have been reclassified in the consolidated financial statements to conform to the current year presentation.

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

Restricted Cash

The Company, from time to time, has restricted cash that represents amounts not readily available for current operations due to contractual restrictions which designate these restricted cash balances for specific purposes.

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

As of December 30, 2022 and December 31, 2021 the carrying amounts of the Company's cash and cash equivalents, accounts receivable, contract assets, other receivables, prepaid expenses and other current assets, accounts payable, accrued liabilities and contract liabilities, approximate their fair values because of the relatively short period of time between the origination of these instruments and their expected realization or payment. The carrying amounts of debt obligations approximate their fair values since the terms are comparable to terms currently offered by local lending institutions for loans of similar terms to companies with comparable credit risk.

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

As of December 30, 2022, the Company had one VIE — Genesys Engineering, P.C. (“Genesys”). Pursuant to New York law, the Company does not own capital stock of Genesys and does not have control over the professional decision making of Genesys’s engineering services. The Company, however, has entered into an administrative services agreement with Genesys pursuant to which WES, the Company’s wholly-owned subsidiary, will provide Genesys with ongoing administrative, operational and other non-professional support services. The Company manages Genesys and has the power to direct the activities that most significantly impact Genesys’s performance, in addition to being

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

obligated to absorb expected losses from Genesys. Accordingly, the Company is the primary beneficiary of Genesys and consolidates Genesys as a VIE.

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

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Retainage, included in contract assets, represents amounts withheld from billings to the Company’s clients pursuant to provisions in the contracts and may not be paid to the Company until specific tasks are completed or the project is completed and, in some instances, for even longer periods. As of December 30, 2022 and December 31, 2021, , contract assets included retainage of $8.5 million and $4.5 million, respectively.

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

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

During fiscal years 2022, 2021 and 2020, the Company did not have any acquisitions.

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

During each fiscal year, management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize existing deferred tax assets. During fiscal year 2022, the Company had no change in its valuation allowance on its deferred tax assets. During fiscal year 2021, the Company determined that it was more-likely-than-not that a portion of the New Jersey net operating losses will not be utilized prior to expiration and, accordingly, recorded an additional valuation allowance of $1.1 million. Significant pieces of objective evidence evaluated included the Company’s proportional increase of revenue in other states, which resulted in a dilution of New Jersey sourced income, as well as the Company’s forecasted amount of net operating loss utilization in New Jersey for certain members of the combined group. During fiscal year 2020, the Company had a valuation allowance of $86,000 which was related to the California net operating losses that was recorded in previous years and remained unchanged as the available positive and negative evidence did not warrant a revision. As of December 30, 2022, the Company had a total valuation allowance of $1.2 million.

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

Earnings per Share

The Company computes basic income per common share using net income and the weighted average number of common shares outstanding during the period. Diluted income per common share is computed using net income and the

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

weighted average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include dilutive outstanding employee stock options, restricted stock awards (“RSA”), PBRSUs, and rights to purchase shares of common stock under the Company’s ESPP.

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

Derivatives

From time to time, the Company uses certain interest rate derivatives contracts to hedge interest rate exposures on its variable rate debt. The Company recognizes derivative instruments as either assets or liabilities on its consolidated balance sheets at fair value. The Company records changes in the fair value (i.e., gains or losses) of the derivatives that have been designated as cash flow hedges in its consolidated balance sheets as accumulated other comprehensive income (loss) and in its consolidated statements of comprehensive (loss) income as a loss or gain on cash flow hedge valuation.

Operating Cycle

In accordance with industry practice, amounts realizable and payable under contracts that extend beyond one year are included in current assets (included in contract assets) and current liabilities.

Asset and Liability Valuation and Other Estimates Used in Preparation of Financial Statements

As of December 30, 2022, the Company did not have any impairment with respect to goodwill or long-lived assets, including intangible assets. Changes to the estimated future profitability of the business may require that the Company establish an additional valuation allowance against all or some portion of its net deferred tax assets.

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2. RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements Recently Adopted

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). ASU 2020-04 provides optional expedients and exceptions for applying U.S. GAAP to contract modifications and hedging relationships that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04 provides, among other things, guidance that modifications of contracts within the scope of Topic 470, Debt, should be accounted for by prospectively adjusting the effective interest rate; modifications of contracts within the scope of Topic 840, Leases, should be accounted for as a continuation of the existing contract; and, changes in the critical terms of hedging relationships, caused by reference rate reform, should not result in the de-designation of the instrument, provided certain criteria are met. In January 2021, the FASB issued ASU No. 2021-01, “Reference Rate Reform (Topic 848) - Scope” (“ASU 2021-01”). ASU 2021-01 clarifies the scope and application of ASU 2020-04 and permits entities, among other things, to elect certain optional expedients and exceptions when accounting for derivative contracts and certain hedging relationships affected by changes in the interest rates used for discounting cash flows. The Company adopted this standard effective March 8, 2022. The Company’s previous exposure to LIBOR rates included its credit facilities and swap agreement. The adoption of this standard did not have a material impact to the Company’s Consolidated Financial Statements.

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. SUPPLEMENTAL FINANCIAL STATEMENT DATA

Restricted Cash

The following table provides a reconciliation of cash and cash equivalents, and restricted cash reported within the consolidated balance sheets for fiscal years 2022, 2021 and 2020 to the total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows for fiscal years 2022, 2021 and 2020:

	December 30,	December 31,	January 1,
	2022	2021	2021
	(in thousands)
Cash and cash equivalents	$8,806	$11,221	$28,405
Restricted cash	10,679	—	—
Total cash, cash equivalents, and restricted cash shown in the consolidated statement of cash flows	$19,485	$11,221	$28,405

Under certain utility contracts, the Company periodically receives cash deposits to be held in trust for the payment of energy incentive rebates to be sent directly to the utility’s end-customer on behalf of the utility. The Company acts solely as the utility’s agent to distribute these funds to the end-customer and, accordingly, the Company classifies these contractually restricted funds as restricted cash. Because these funds are held in trust for pass through to the utility’s customers and have no impact on the Company’s working capital or operating cash flows, these cash receipts are presented in the consolidated statement of cash flows as financing cash inflows, “Receipt of restricted cash”, with the subsequent payments classified as financing cash outflows, “Payment of restricted cash.”

Accounts Receivable

Accounts receivable consisted of the following:

	December 30,	December 31,
	2022	2021
	(in thousands)
Billed	$60,842	$68,325
Unbilled (1)	74,546	54,817
Contract retentions	8,515	4,472
Other assets (2)	9,583	12,630
	153,486	140,244
Allowance for doubtful accounts	(640)	(1,115)
	$152,846	$139,129

(1)	Unbilled portion represents contract assets which is presented separately from accounts receivable on the consolidated balance sheets.
(2)	Other assets represents a portion of receivables greater than one year from the normal course of business presented separately from current assets on the consolidated balance sheets.

The movements in the allowance for doubtful accounts consisted of the following:

	Fiscal Year
	2022	2021	2020
	(in thousands)
Balance as of the beginning of the year	$1,115	$2,127	$1,147
(Recovery of) provision for doubtful accounts	243	102	1,329
Write-offs of uncollectible accounts	(718)	(1,224)	(388)
Fair value adjustment	—	110	39
Balance as of the end of the year	$640	$1,115	$2,127

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Billed accounts receivable represent amounts billed to clients that have yet to be collected. Unbilled accounts receivable represent revenue recognized, but not yet billed, pursuant to contract terms or accounts billed after the period end. Substantially all unbilled receivables as of December 30, 2022 are, or were expected to be, billed and collected within twelve months of such date. Contract retentions represent amounts invoiced to clients where payments have been withheld pending the completion of certain milestones, other contractual conditions or upon the completion of the project. These retention agreements vary from project to project and could be outstanding for several months.

Allowances for doubtful accounts have been determined through specific identification of amounts considered to be uncollectible and potential write-offs, plus a non-specific allowance for other amounts for which some potential loss has been determined to be probable based on current and past experience.

Consolidated Edison of New York accounted for 10.3% and 19.8% of the Company’s billed outstanding receivables as of December 30, 2022 and December 31, 2021, respectively.

From time to time, in connection with factoring agreements, the Company sells trade accounts receivable without recourse to third party purchasers in exchange for cash. During 2022, the Company did not sell any trade accounts receivable. During 2021, the Company sold trade accounts receivable and received cash proceeds of $8.0 million. The discounts on the trade accounts receivable sold during 2021 were $0.8 million and were recorded within “Other, net” in other income (expense) in the consolidated financial statements.

Equipment and Leasehold Improvements

Equipment and leasehold improvements were as follows:

	December 30,	December 31,
	2022	2021
	(in thousands)
Furniture and fixtures	$4,062	$4,070
Computer hardware and software	35,635	26,425
Leasehold improvements	3,097	3,011
Equipment under finance leases	5,503	3,286
Automobiles, trucks, and field equipment	3,134	3,099
Subtotal	51,431	39,891
Accumulated depreciation and amortization	(28,894)	(23,134)
Equipment and leasehold improvements, net	$22,537	$16,757

Depreciation expense of equipment and leasehold improvements totaled $6.3 million, $5.6 million, and $5.0 million in fiscal years 2022, 2021, and 2020, respectively.

Included in accumulated depreciation and amortization is $1.1 million, $0.6 million, and $0.6 million of amortization expense related to equipment held under finance leases in fiscal years 2022, 2021, and 2020, respectively.

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Accrued Liabilities

Accrued liabilities were as follows:

	December 30,	December 31,
	2022	2021
	(in thousands)
Accrued subcontractor costs	$28,374	$19,727
Rebate and other	14,643	1,083
Accrued bonuses	8,470	7,767
Accrued accounting and taxes	2,712	2,194
Employee withholdings	2,571	2,665
Compensation and payroll taxes	2,340	2,244
Total accrued liabilities	$59,110	$35,680

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4. DERIVATIVE FINANCIAL INSTRUMENTS

On January 31, 2019, the Company entered into an interest rate swap agreement that the Company designated as cash flow hedge to fix the variable interest rate on a portion of the Company’s Term A Loan (as defined below in Note 5. “Debt Obligations”). The interest rate swap agreement had a total notional amount of $35.0 million and had a fixed annual interest rate of 2.47%. The interest rate swap expired on January 31, 2022.

At its expiration, fiscal year 2022 changes in the fair value of the Company’s interest rate swap agreement were immaterial to the Company’s consolidated financial statements and were included in accrued liabilities in the Company’s consolidated balance sheet.

At its expiration, the effective portion of the Company’s interest rate swap agreement designated as a cash flow hedge for fiscal year 2022 was immaterial to the Company’s consolidated financial statements, and all amounts were reclassified from accumulated other comprehensive income to interest expense.

As of December 30, 2022, the Company had no derivative financial instruments in place.

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. DEBT OBLIGATIONS

Debt obligations, excluding obligations under finance leases (see Note 7, Leases, below), consisted of the following:

	December 30,	December 31,
	2022	2021
	(in thousands)
Outstanding borrowings on Term A Loan	$65,000	$75,000
Outstanding borrowings on Revolving Credit Facility	—	—
Outstanding borrowings on Delayed Draw Term Loan	41,000	24,000
Other debt agreements	1,958	2,161
Total debt	107,958	101,161
Issuance costs and debt discounts	(511)	(587)
Subtotal	107,447	100,574
Less current portion of long-term debt	16,903	15,036
Long-term debt portion	$90,544	$85,538

Credit Facilities

On June 26, 2019, the Company and certain of its subsidiaries entered into an Amended and Restated Credit Agreement (as amended by the First Amendment, dated as of August 15, 2019, the Second Amendment, dated as of November 6, 2019, the Third Amendment, dated as of May 6, 2020, the Fourth Amendment, dated April 30, 2021, the Fifth Amendment, dated March 8, 2022, the Sixth Amendment, dated August 2, 2022, and the Seventh Amendment, dated November 1, 2022, the “Credit Agreement”) with a syndicate of financial institutions as lenders and BMO Harris Bank, N.A. (“BMO”), as administrative agent. The Credit Agreement provides for (i) a $100.0 million secured term loan (the “Term A Loan”), (ii) up to $50.0 million in delayed draw secured term loans (the “Delayed Draw Term Loan”), and (iii) a $50.0 million secured revolving credit facility (the “Revolving Credit Facility” and, collectively with the Term A Loan and the Delayed Draw Term Loan, the “Credit Facilities”), each maturing on June 26, 2024. The Company’s obligations under the Credit Agreement are guaranteed by its present and future domestic subsidiaries, with limited exceptions.

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

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Pursuant to the Fourth Amendment, the Initial Covenant Relief Period was extended from July 2, 2021 to and including the earlier of (i) April 1, 2022 and (ii) the last day of the fiscal quarter in which the Company delivers an irrevocable election to terminate the covenant relief granted by the Fourth Amendment (the “Second Covenant Relief Period,” and together with the Initial Covenant Relief Period, the “Amended Covenant Relief Period”). The Fourth Amendment also (A) increased the maximum Leverage Ratio the Company is permitted to maintain to 4.50 to 1.00 through June 30, 2021, 5.25 to 1.00 through September 30, 2021, 4.50 to 1.00 through December 31, 2021, 4.25 to 1.00 through March 31, 2022, and 3.25 to 1.00 through June 30, 2022 and thereafter, (B) established the minimum Adjusted EBITDA thresholds (as defined in the Third Amendment) for the remainder of the Amended Covenant Relief Period, (C) removed the previous prohibition during the Initial Covenant Relief Period on the Company’s ability to make Delayed Draw Term Loan borrowings, (D) removed the previous prohibition during the Initial Covenant Relief Period on the Company’s ability to make Permitted Acquisitions (as defined in the Credit Agreement) and to purchase, redeem or otherwise acquire the Company’s common stock, in each case, subject to certain conditions, and (E) increased the maximum amount of earn-out payments the Company was permitted to make during the Amended Covenant Relief Period from $7.0 million to $17.0 million, provided that the Company’s liquidity would not be less than $10.0 million after giving effect to such earn-out payment. Additionally, during the remainder of the Amended Covenant Relief Period, the aggregate amount of all capital expenditures made by the Company could not exceed $15.0 million.

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

The Fifth Amendment also (A) amended the minimum Adjusted EBITDA (as defined in the Fifth Amendment) thresholds for the remainder of the Extended Covenant Relief Period, (B) increased the maximum Total Leverage Ratio (as defined in the Credit Agreement) the Company is permitted to maintain through the fiscal quarter ending on December 30, 2022, (C) funded to the Company, on the date of closing, the remaining $20.0 million in available funds from the Delayed Draw Term Loan, and (D) amended the pricing structure of borrowings under the Credit Agreement from utilizing as a reference rate the LIBOR to utilizing the Secured Overnight Financing Rate (“SOFR”). Additionally, during the remainder of the Extended Covenant Relief Period, the aggregate amount of all capital expenditures made by the Company could not exceed $20.0 million.

Pursuant to the Fifth Amendment, during the Extended Covenant Relief Period, borrowings under the Credit Agreement bore interest at either a Base Rate or SOFR (plus 0.10% or 0.15% depending on the interest period), each as defined in the Credit Agreement, at the Company’s option, and in each case, plus an applicable margin, which applicable margin ranged from 0.125% to 1.50% with respect to Base Rate borrowings and 1.125% to 2.50% with respect to SOFR borrowings, depending on the Total Leverage Ratio; provided, that SOFR could not be less than 0.00%. The Company was also required to pay a commitment fee for the unused portion of the Revolving Credit Facility and the Delayed Draw Term Loan, which ranged from 0.15% to 0.45% per annum depending on the Total Leverage Ratio, and fees on the face amount of any letters of credit outstanding under the Revolving Credit Facility, which ranged from 0.84% to 1.875% per annum, in each case, depending on whether such letter of credit was a performance or financial letter of credit and the Total Leverage Ratio.

Sixth Amendment to the Credit Agreement

On August 2, 2022, the Company entered into the Sixth Amendment to the Credit Agreement (the “Sixth Amendment”). The Sixth Amendment increased the purchase money indebtedness and Capitalized Lease Obligations (as defined in the Credit Agreement) permissible limit from $1.5 million to $4.0 million, with no other changes to the Credit Agreement.

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Seventh Amendment to the Credit Agreement

On November 1, 2022, the Company entered into the Seventh Amendment to the Credit Agreement (the “Seventh Amendment”). The Seventh Amendment, (A) waived the minimum Adjusted EBITDA (as defined in the Fifth Amendment) threshold and any related Default or Event of Default (each as defined in the Fifth Amendment) for the fiscal quarter ending September 30, 2022, (B) amended the maximum Total Leverage Ratio (as defined in the Fifth Amendment) thresholds and the minimum Adjusted EBITDA thresholds, (C) amended the pricing structure of borrowings under the Credit Agreement for periods after November 1, 2022, (D) restricted aggregate borrowings under the Revolving Credit Facility to no more than $10.0 million at any time during the period from November 1, 2022 through the date on which financial statements and compliance documents have been received by the Administrative Agent (as defined in the Credit Agreement) for the fiscal quarter ending March 31, 2023, (E) conditioned access to the accordion feature of the Credit Agreement to periods when the Company’s Total Leverage ratio is less than 3.0, (F) amended the Total Leverage Ratio requirement contained in the conditions precedent required upon any Credit Event (as defined in the Credit Agreement) occurring prior to the delivery to the Administrative Agent of the financial statements and compliance documents required for the fiscal quarter ending March 31, 2023, (G) included a general release of all Claims (as defined in the Seventh Amendment) against the Administrative Agent, the L/C Issuer and the Lenders (each as defined in the Credit Agreement) and (H) amended the timing requirement of certain financial reports. Additionally, during the remainder of the Extended Covenant Relief Period, the Company could not make Share Repurchases (as defined in the Seventh Amendment).

Pursuant to the Seventh Amendment, during the period from November 1, 2022 until the date on which the Administrative Agent receives the required financial statements under the Credit Agreement for the fiscal quarter ended March 31, 2023 (the “First Pricing Date”), (A) borrowings under the Credit Agreement will bear interest at SOFR plus 4.00%; provided, that SOFR cannot be less than 0.00%, and (B) the Company will pay a commitment fee of 0.50% per annum for the unused portion of the revolving credit facility under the Credit Agreement.

After the First Pricing Date, borrowings under the Credit Agreement will bear interest at either a Base Rate (as defined in the Credit Agreement) or SOFR, at the Company’s option, and in each case, plus an applicable margin, which applicable margin will range from 0.125% to 1.25% with respect to Base Rate borrowings and 1.125% to 2.25% with respect to SOFR borrowings, depending on the Total Leverage Ratio; provided, that SOFR cannot be less than 0.00%, with the specific pricing reset on each date on which the Administrative Agent receives the required financial statements under the Credit Agreement for the fiscal quarter then ended. The Company will also pay a commitment fee for the unused portion of the revolving credit facility and the delayed draft term loan facility under the Credit Agreement, which will range from 0.15% to 0.40% per annum depending on the Total Leverage Ratio, and fees on the face amount of any letters of credit outstanding under the Revolving Credit Facility, which will range from 0.84% to 1.688% per annum, in each case, depending on whether such letter of credit is a performance or financial letter of credit and the Total Leverage Ratio.

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

The Term A Loan issuance costs are amortized to interest expense over the term of the loan, and as of December 30, 2022, issuance costs of $0.5 million remained unamortized. The Delayed Draw Term Loan and Revolving Credit Facility issuance cost of $0.3 million are included in assets in the accompanying consolidated balance sheets.

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The Company believes that, as of December 30, 2022, it was in compliance with all covenants contained in the Credit Agreement. As of December 30, 2022, the Company’s composite interest rate, exclusive of the effects of upfront fees, undrawn fees and issuance cost amortization, was 8.3% and $4.1 million in letters of credit were issued.

Other Debt Agreements

The Company’s other debt agreements are related to financed insurance premiums, a financed software agreement, and a utility customer agreement and are immaterial to the Company’s Consolidated Financial Statements.

Future Debt Payments

The following table summarizes the combined principal installments for the Company’s debt obligations, excluding capital leases, over the next five years and beyond, as of December 30, 2022:

Fiscal Year:
2023	$16,903
2024	90,544
2025	—
2026	—
2027	—
Total debt maturities	$107,447

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. GOODWILL AND OTHER INTANGIBLE ASSETS

The Company’s goodwill primarily relates to the Energy segment and the acquisitions within this segment of E3, Inc., Lime Energy, NAM, Integral Analytics and Abacus Resource Management Company (“Abacus”) and substantially all of the assets of Onsite Energy, The Weidt Group, Genesys and 360 Energy Engineers, LLC (“360 Energy”). The remaining goodwill relates to the Engineering and Consulting reporting segment and the acquisition within this segment of Economists LLC.

The changes in the carrying value of goodwill by reporting unit were as follows:

	December 31,	Additional	Additions /	December 30,
	2021	Purchase Cost	Adjustments	2022
	(in thousands)
Reporting Unit:
Energy	$129,375	$—	$—	$129,375
Engineering and Consulting	749	—	—	749
	$130,124	$—	$—	$130,124

	January 1,	Additional	Additions /	December 31,
	2021	Purchase Cost	Adjustments	2021
	(in thousands)
Reporting Unit:
Energy	$129,375	$—	$—	$129,375
Engineering and Consulting	749	—	—	749
	$130,124	$—	$—	$130,124

The Company tests its goodwill at least annually for possible impairment. The Company completes its annual testing of goodwill as of the last day of the first month of its fourth fiscal quarter each year to determine whether there is impairment. In addition to the Company’s annual test, it regularly evaluates whether events and circumstances have occurred that may indicate a potential impairment of goodwill. During a brief period in the fiscal quarter ended December 30, 2022, the Company’s market capitalization based upon its stock price temporarily fluctuated below book value. The fair value of the Company using a market capitalization approach based on the Company’s share price would also include a control premium not reflected in the share price based on recent transactions that have occurred in the Company’s industry. This indicative fair value exceeded the Company’s book value; therefore, the Company does not believe it is more likely than not that goodwill was impaired. No impairment was recorded in any year during the three-year period ended December 30, 2022.

The gross amounts and accumulated amortization of the Company’s acquired identifiable intangible assets with finite useful lives, included in other intangible assets, net in the accompanying consolidated balance sheets, were as follows:

	December 30, 2022		December 31, 2021
	Gross	Accumulated	Gross	Accumulated	Amortization
	Amount	Amortization	Amount	Amortization	Period
	(in thousands)				(in years)
Finite:
Backlog	$7,944	$7,944	$7,944	$7,222	1.0
Tradename	15,911	10,990	15,911	8,997	2.5	-	6.0
Non-compete agreements	1,420	1,420	1,420	1,413	4.0	-	5.0
Developed technology	15,810	11,871	15,500	8,950	8.0
Customer relationships	58,149	25,523	58,149	19,939	5.0	-	8.0
Total finite intangible assets	99,234	57,748	98,924	46,521
In-process research and technology (1)	—	—	310	—
Total intangible assets	$99,234	$57,748	$99,234	$46,521
(1)	In-process research and technology is not amortized until put into use.

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

 During the twelve months ended December 30, 2022, the Company reclassified $0.3 million of in-process research and technology to developed technology and commenced amortization over its estimated useful life.

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

The Company’s amortization expense for acquired identifiable intangible assets with finite useful lives was $11.2 million, $11.5 million, and $13.7 million for the fiscal years 2022, 2021 and 2020, respectively.

Estimated amortization expense for acquired identifiable intangible assets for fiscal year 2023 and the succeeding years is as follows:

Future Intangible Asset
Amortization expense
(in thousands)
Fiscal year:
2023	$9,928
2024	6,806
2025	6,235
2026	5,513
2027	5,513
Thereafter	7,491
$41,486

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

From time to time, the Company enters into non-cancelable leases for some of its facility and equipment needs. These leases allow the Company to conserve cash by paying a monthly lease rental fee for the use of facilities and equipment rather than purchasing them. The Company’s leases typically have remaining terms ranging from one to eight years, some of which may include options to extend the leases for up to five years, and some of which may include options to terminate the leases within one year. Currently, all of the Company’s leases contain fixed payment terms. The Company may decide to cancel or terminate a lease before the end of its term, in which case it is typically liable to the lessor for the remaining lease payments under the term of the lease. Additionally, all of the Company’s month-to-month leases are cancelable by the Company or the lessor, at any time, and are not included in the Company’s right-of-use asset or lease liability. As of December 30, 2022, the Company had no leases with residual value guarantees. Typically, the Company has purchase options on the equipment underlying its long-term leases. The Company may exercise some of these purchase options when the need for equipment is on-going and the purchase option price is attractive. Nonperformance-related default covenants, cross-default provisions, subjective default provisions and material adverse change clauses contained in material lease agreements, if any, are also evaluated to determine whether those clauses affect lease classification in accordance with “ASC” Topic 842-10-25. Leases are accounted for as operating or financing leases, depending on the terms of the lease.

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

Right-of-use assets

Operating leases are included in right-of-use assets, and current portion of lease liability and noncurrent portion of lease liability, as appropriate. Right-of-use assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of the Company’s leases do not provide an implicit rate to calculate present value, the Company determines this rate by estimating the Company’s incremental borrowing rate at the lease commencement date. The right-of-use asset also includes any lease payments made and initial direct costs incurred at lease commencement and excludes lease incentives. The Company’s lease terms

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

The following is a summary of the lease expense:

	Fiscal Year
	2022	2021	2020
	(in thousands)
Operating lease cost	$6,140	$6,497	$7,031
Finance lease cost:
Amortization of assets	1,118	577	589
Interest on lease liabilities	76	34	29
Total net lease cost	$7,334	$7,108	$7,649

The following is a summary of lease information presented on the Company’s consolidated balance sheet:

	December 30,	December 31,
	2022	2021
	(in thousands)
Operating leases:
Right-of-use assets	$12,390	$15,177

Lease liability	$4,625	$5,575
Lease liability, less current portion	8,599	10,768
Total lease liabilities	$13,224	$16,343

Finance leases (included in equipment and leasehold improvements, net):
Equipment and leasehold improvements, net	$5,503	$3,286
Accumulated depreciation	(2,830)	(1,947)
Total equipment and leasehold improvements, net	$2,673	$1,339

Finance lease obligations	$1,113	$539
Finance lease obligations, less current portion	1,601	778
Total finance lease obligations	$2,714	$1,317

Weighted average remaining lease term (in years):
Operating Leases	3.35	3.79
Finance Leases	2.66	2.62

Weighted average discount rate:
Operating Leases	4.25%	4.28%
Finance Leases	3.47%	2.78%

Rent expense for fiscal years 2022, 2021 and 2020 was $6.5 million, $6.8 million, and $7.6 million, respectively.

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following is a summary of other information and supplemental cash flow information related to finance and operating leases:

	Fiscal Year
	2022	2021	2020

	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$6,471	$6,727	$6,972
Operating cash flow from finance leases	76	34	29
Financing cash flow from finance leases	1,054	545	549

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$2,745	$783	$3,186

The following is a summary of the maturities of lease liabilities as of December 30, 2022:

	Operating	Finance
	(in thousands)
Fiscal year:
2023	$5,069	$1,253
2024	3,630	979
2025	2,801	381
2026	2,251	172
2027	453	62
2028 and thereafter	—	—
Total lease payments	14,204	2,847
Less: Imputed interest	(980)	(133)
Total lease obligations	13,224	2,714
Less: Current obligations	4,625	1,113
Noncurrent lease obligations	$8,599	$1,601

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

The Company also had a defined contribution plan (the “Plan”) covering employees who have completed three months of service and who have attained 21 years of age. The Company elected to make matching contributions equal to 50% of the participants’ contributions to the Plan up to 6% of the individual participant’s compensation, subject to a set maximum. Under the defined contribution plan, the Company may make discretionary matching contributions to employee accounts.

The Company made matching contributions of $2.3 million, $2.0 million, and $1.5 million during fiscal years 2022, 2021 and 2020, respectively.

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

As of December 30, 2022, the Company had one VIE — Genesys.

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. SEGMENT AND GEOGRAPHICAL INFORMATION

Segment Information

The Company’s two segments are Energy and Engineering and Consulting, and the Company’s chief operating decision maker, which continues to be its chief executive officer, receives and reviews financial information in this format.

There were no intersegment sales during the fiscal years 2022, 2021, or 2020. The Company’s chief operating decision maker evaluates the performance of each segment based upon income or loss from operations before income taxes. Certain segment asset information including expenditures for long-lived assets has not been presented as it is not reported to or reviewed by the chief operating decision maker. In addition, enterprise-wide service line contract revenue is not included as it is impracticable to report this information for each group of similar services.

Financial information with respect to the reportable segments and reconciliation to the amounts reported in the Company’s consolidated financial statements follows:

		Engineering	Unallocated		Consolidated
	Energy	& Consulting	Corporate	Intersegment	Total
	(in thousands)
Fiscal Year 2022
Contract revenue	$357,460	$71,678	$—	$—	$429,138
Depreciation and amortization	16,507	982	—	—	17,489
Interest expense	11	—	5,317	—	5,328
Segment profit (loss) before income tax expense	(9,544)	10,896	(12,804)	—	(11,452)
Income tax (benefit) expense	(2,504)	2,858	(3,358)	—	(3,004)
Net income (loss)	(7,041)	8,037	(9,444)	—	(8,448)
Segment assets (1)	342,067	22,034	68,703	(23,130)	409,674
Fiscal Year 2021
Contract revenue	$286,385	$67,370	$—	$—	$353,755
Depreciation and amortization	16,156	990	—	—	17,146
Interest expense	8	—	3,861	—	3,869
Segment profit (loss) before income tax expense	(4,808)	9,135	(16,731)	—	(12,404)
Income tax (benefit) expense	(1,546)	2,936	(5,377)	—	(3,987)
Net income (loss)	(3,263)	6,198	(11,352)	—	(8,417)
Segment assets (1)	363,232	21,423	32,897	(23,130)	394,422
Fiscal Year 2020
Contract revenue	$324,178	$66,802	$—	$—	$390,980
Depreciation and amortization	17,666	1,077	—	—	18,743
Interest expense	32	—	5,036	—	5,068
Segment profit (loss) before income tax expense	(9,963)	9,500	(19,206)	—	(19,669)
Income tax (benefit) expense	(2,621)	2,499	(5,051)	—	(5,173)
Net income (loss)	(7,343)	7,002	(14,155)	—	(14,496)
Segment assets (1)	337,739	21,796	66,619	(23,130)	403,024
(1)	Segment assets are presented net of intercompany receivables.

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables provide information about disaggregated revenue by contract type, client type and geographical region:

	2022
	Energy	Engineering and Consulting	Total
	(in thousands, except percentage)
Contract Type
Time-and-materials	$32,491	$53,584	$86,075
Unit-based	180,509	14,296	194,805
Fixed price	144,460	3,798	148,258
Total (1)	$357,460	$71,678	$429,138

Client Type
Commercial	$29,782	$5,566	$35,348
Government	126,494	65,969	192,463
Utilities	201,184	143	201,327
Total (1)	$357,460	$71,678	$429,138

Geography (1)
Domestic	$357,460	$71,678	$429,138

	2021
	Energy	Engineering and Consulting	Total
	(in thousands, except percentage)
Contract Type
Time-and-materials	$34,004	$52,209	$86,213
Unit-based	180,311	10,688	190,999
Fixed price	72,069	4,474	76,543
Total (1)	$286,384	$67,371	$353,755

Client Type
Commercial	$24,541	$5,323	$29,864
Government	65,249	61,899	127,148
Utilities	196,594	149	196,743
Total (1)	$286,384	$67,371	$353,755

Geography (1)
Domestic	$286,384	$67,371	$353,755

	2020
	Energy	Engineering and Consulting	Total
	(in thousands, except percentage)
Contract Type
Time-and-materials	$47,912	$53,840	$101,752
Unit-based	170,991	9,195	180,186
Fixed price	105,275	3,767	109,042
Total (1)	$324,178	$66,802	$390,980

Client Type
Commercial	$36,212	$5,155	$41,367
Government	93,821	61,412	155,233
Utilities	194,145	235	194,380
Total (1)	$324,178	$66,802	$390,980

Geography (1)
Domestic	$324,178	$66,802	$390,980
(1)	Revenue from our foreign operations were immaterial for fiscal years 2022, 2021, and 2020.

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following sets forth the assets that are included in Unallocated Corporate as of December 30, 2022 and December 31, 2021.

	2022	2021
	(in thousands)
Assets:
Cash and cash equivalents	$8,806	$11,221
Restricted cash	10,679	—
Accounts Receivable, net	(11,793)	(40,441)
Prepaid expenses	3,366	2,811
Intercompany receivables	1,706,878	1,131,100
Goodwill	2	2
Other receivables	4,154	4,328
Equipment and leasehold improvements, net	1,680	1,190
Investments in subsidiaries	32,885	36,084
ROU Assets	126	452
Other	254	399
Deferred income taxes	18,543	16,849
	$1,775,580	$1,163,995

Geographical Information

Substantially all of the Company’s consolidated revenue was derived from its operations in the U.S. In connection with the Company’s acquisition of E3, Inc. in October 28, 2019, the Company expanded its operations into Canada. Revenues from the Company’s Canadian operations were not material for fiscal years 2022, 2021, and 2020.

Customer Concentration

For fiscal years 2022, 2021, and 2020, the Company’s top 10 customers accounted for 54.6%, 49.2%, and 48.0%, respectively, of the Company’s consolidated contract revenue. During fiscal years 2022, 2021, and 2020, the Company had individual customers that accounted for more than 10% of its consolidated contract revenues. For fiscal year 2022, the Company derived 12.0% of its consolidated contract revenue from one customer, Los Angeles Department of Water and Power (“LADWP”). For fiscal year 2021, the Company derived 10.8% of its consolidated contract revenue from one customer, LADWP. For fiscal year 2020, the Company derived 10.2% of its consolidated contract revenue from one customer, LADWP.

On a segment basis, the Company also had individual customers that accounted for more than 10% of its segment contract revenues. For fiscal year 2022, the Company derived 14.4% of its Energy segment revenues from one customer, LADWP, and had no individual customers that accounted for more than 10% of its Engineering and Consulting segment revenues. For fiscal year 2021, the Company derived 34.5% of its Energy segment revenues from three customers, LADWP, Duke Energy and Consolidated Edison of New York, and it derived 10.3% of its Engineering and Consulting segment revenues from one customer, the City of Elk Grove. For fiscal year 2020, the Company derived 22.5% of its Energy segment revenues from two customers, LADWP and The Dormitory Authority State of New York (“DASNY”), and it derived 18.2% of its Engineering and Consulting segment revenues from one customer, the City of Elk Grove.

The Company’s largest clients are based in California and New York. In fiscal years 2022, 2021, and 2020, services provided to clients in California accounted for 41.7%, 36.8%, and 37.0%, respectively, of the Company’s contract revenue, and services provided to clients in New York accounted for 22.8%, 21.0%, and 19.2%, respectively, of the Company’s contract revenue.

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10. SHAREHOLDERS’ EQUITY

Stock Incentive Plans

2006 Stock Incentive Plan

In June 2006, the Company’s board of directors adopted the 2006 Stock Incentive Plan (“2006 Plan”) and it received stockholder approval. The Company re-submitted the 2006 Plan to its stockholders for post-IPO approval at the 2007 annual meeting of the stockholders and it was approved. After the Company’s shareholders approved the 2008 Plan (as defined below) in June 2008, no additional awards were granted under the 2006 Plan. The 2006 Plan had 300,000 shares of common stock reserved for issuance to the Company’s directors, executives, officers, employees, consultants and advisors. Approximately 182,735 shares that were available for award grant purposes under the 2006 Plan became available for grant under the 2008 Plan following shareholder approval of the 2008 Plan. Options granted under the 2006 Plan could be “non-statutory stock options” which expired no more than 10 years from the date of grant or “incentive stock options” as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). Upon exercise of non-statutory stock options, the Company is generally entitled to a tax deduction on the exercise of the option for an amount equal to the excess over the exercise price of the fair market value of the shares at the date of exercise. The Company is generally not entitled to any tax deduction on the exercise of an incentive stock option. The 2006 Plan terminated in June 2016 and, as of December 30, 2022, there were no outstanding stock options under the 2006 Plan.

Amended and Restated 2008 Performance Incentive Plan

In March 2008, the Company’s board of directors adopted the 2008 Performance Incentive Plan (“2008 Plan”), and it received stockholder approval at the 2008 annual meeting of the stockholders in June 2008. The 2008 Plan was originally set to terminate on April 17, 2027 but received a ten-year extension at the 2019 annual meeting of the stockholders and a three-year extension at the 2022 annual meeting of the stockholders. The 2008 Plan is currently scheduled to expire on April 18, 2032. The 2008 Plan initially had 450,000 shares of common stock reserved for issuance (not counting any shares originally available under the 2006 Plan that “poured over.”) At the 2010, 2012, 2016, 2017, 2019, and 2022 annual meetings of the stockholders, the stockholders approved 350,000, 500,000, 500,000, 875,000, 955,000, and 478,000 share increases, respectively, to the 2008 Plan. The maximum number of shares of the Company’s common stock that may be issued or transferred pursuant to awards under the 2008 Plan can also be increased by any shares subject to stock options granted under the 2006 Plan and outstanding as of June 9, 2008 which expire, or for any reason are cancelled or terminated, after June 9, 2008 without being exercised. The 2008 Plan currently has 392,000 shares of common stock reserved for issuance. Awards authorized by the 2008 Plan include stock options, stock appreciation rights, restricted stock, stock bonuses, stock units, performance stock, and other share-based awards. No participant may be granted an option to purchase more than 300,000 shares in any fiscal year. Options generally may not be granted with exercise prices less than fair market value at the date of grant, with vesting provisions and contractual terms determined by the compensation committee of the board of directors on a grant-by-grant basis, subject to the minimum vesting provisions contained in the 2008 Plan. Options granted under the 2008 Plan may be “nonqualified stock options” or “incentive stock options” as defined in Section 422 of the Internal Revenue Code. The maximum term of each option shall be 10 years. Upon exercise of nonqualified stock options, the Company is generally entitled to a tax deduction on the exercise of the option for an amount equal to the excess over the exercise price of the fair market value of the shares at the date of exercise. The Company is generally not entitled to any tax deduction on the exercise of an incentive stock option. For awards other than stock options, the Company is generally entitled to a tax deduction at the time the award holder recognizes income with respect to the award equal to the amount of compensation income recognized by the award holder. Options and other awards provide for accelerated vesting if there is a change in control (as defined in the 2008 Plan) and the outstanding awards are not substituted or assumed in connection with the transaction.

Through December 30, 2022, outstanding awards granted, net of forfeitures and exercises, under the 2008 Plan consisted of 40,000 shares of incentive stock options, 776,000 shares of nonqualified stock options, 135,000 shares of restricted stock awards and 66,000 shares of performance-based restricted stock units.

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Employee Stock Purchase Plan

Amended and Restated 2006 Employee Stock Purchase Plan

The Company adopted its Amended and Restated 2006 Employee Stock Purchase Plan (“ESPP”) to allow eligible employees the right to purchase shares of common stock, at semi-annual intervals, with their accumulated payroll deductions. The ESPP received stockholder approval in June 2006. The Company re-submitted the ESPP to its stockholders for post-IPO approval at the 2007 annual stockholders’ meeting where approval was obtained. The ESPP initially had 300,000 shares of common stock reserved for issuance. At the 2017 annual meeting of the stockholders, the stockholders approved an 825,000 share increase to the ESPP. A total of 1,125,000 shares of the Company’s common stock have been reserved for issuance under the ESPP.

The ESPP has semi-annual periods beginning on each January 1 and ending on each June 30 and beginning on each July 1 and ending on each December 31. The first offering period commenced on February 10, 2007 and ended on June 30, 2007. Participants make contributions under the ESPP only by means of payroll deductions each payroll period. The rate of payroll contributions elected by a Participant may not be less than one percent (1%) nor more than ten percent (10%) of the Participant’s Earnings for each payroll period, and only whole percentages may be elected. The accumulated contributions are applied to the purchase of shares. Shares are purchased under the ESPP on or as soon as practicable after, the last day of the offering period. The purchase price per share equals 85% of the fair market value of a share on the lesser price of the share on the first day or last day of the offering period. The Company’s Amended and Restated 2006 Employee Stock Purchase Plan is a compensatory plan.

As of December 30, 2022, there were 364,000 shares available for issuance under the ESPP.

Stock-based Compensation Expense

The compensation expense that has been recognized for stock options, RSAs, performance-based restricted stock units (“PBRSU”), and ESPP issued under these plans was $8.4 million, $16.6 million, and $16.1 million for fiscal years 2022, 2021, and 2020, respectively.

The Company did not have any unrecognized compensation expense related to nonvested stock options for fiscal years 2022 and 2021. The total unrecognized compensation expense related to nonvested stock options was $0.4 million for fiscal year 2020.

The total unrecognized compensation expense related to RSAs was $1.7 million, $3.3 million, and $3.6 million, for fiscal years 2022, 2021, and 2020, respectively.

The total unrecognized compensation expense related to PBRSUs was $4.0 million, $2.2 million, and $13.2 million for the fiscal years 2022, 2021, and 2020, respectively. That expense is expected to be recognized over a weighted-average period of 1.9 years.

There were no options granted that were immediately vested during the fiscal years 2022, 2021, or 2020.

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Summary of Stock Option Activity

A summary of option activity under the 2006 Plan and 2008 Plan as of December 30, 2022 and changes during the fiscal years ended December 30, 2022, December 31, 2021 and January 1, 2021 is presented below. The intrinsic value of the fully-vested options is $2.1 million based on the Company’s closing stock price of $17.85 and the average exercise price of outstanding options on December 30, 2022.

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual
	Options	Price	Term
	(in thousands)		(in years)
Outstanding at December 31, 2021	849	$19.89	4.68
Granted	—	—	—
Exercised	(33)	8.12	—
Forfeited or expired	—	—	—
Outstanding at December 30, 2022	816	$20.38	3.68
Vested and expected to vest at December 30, 2022	816	$20.38	3.68
Exercisable at December 30, 2022	816	$20.38	3.68

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual
	Options	Price	Term
	(in thousands)		(in years)
Outstanding at January 1, 2021	1,003	$18.86	5.43
Granted	—	—	—
Exercised	(150)	12.86	—
Forfeited or expired	(4)	24.33	—
Outstanding at December 31, 2021	849	$19.89	4.68
Vested and expected to vest at December 31, 2021	849	$19.89	4.68
Exercisable at December 31, 2021	849	$19.89	4.68

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual
	Options	Price	Term
	(in thousands)		(in years)
Outstanding at December 27, 2019	1,124	$17.80	6.06
Granted	—	—	—
Exercised	(119)	9.12	—
Forfeited or expired	(2)	2.71	—
Outstanding at January 1, 2021	1,003	$18.86	5.43
Vested and expected to vest at January 1, 2021	1,003	$18.86	5.43
Exercisable at January 1, 2021	952	$18.16	5.31

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of the status of the Company’s nonvested options and changes in nonvested options is presented below:

Weighted-
Average
Grant-Date
	Options	Fair Value
(in thousands)
Nonvested at December 31, 2021	—	$—
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested at December 30, 2022	—	—

		Weighted-
		Average
		Grant-Date
	Options	Fair Value
	(in thousands)
Nonvested at January 1, 2021	52	$31.73
Granted	—	—
Vested	(52)	31.73
Forfeited	—	—
Nonvested at December 31, 2021	—	—

		Weighted-
		Average
		Grant-Date
	Options	Fair Value
	(in thousands)
Nonvested at December 27, 2019	166	$12.15
Granted	—	—
Vested	(114)	30.97
Forfeited	—	—
Nonvested at January 1, 2021	52	31.73

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Summary of Restricted Stock Activity

A summary of restricted stock activity under the 2008 Plan as of December 30, 2022 is presented below:

		Weighted-
		Average
	Restricted Stock	Grant Date Fair Value
	(in thousands)
Outstanding at December 31, 2021	110	$38.30
Awarded	104	31.48
Vested	(74)	36.55
Forfeited	(5)	36.51
Outstanding at December 30, 2022	135	$34.07

Outstanding at January 1, 2021	128	$33.21
Awarded	63	41.02
Vested	(75)	32.09
Forfeited	(6)	36.69
Outstanding at December 31, 2021	110	$38.30

Outstanding at December 27, 2019	58	$33.33
Awarded	99	32.89
Vested	(29)	32.35
Forfeited	—	—
Outstanding at January 1, 2021	128	$33.21

Summary of Performance-Based Restricted Stock Unit Activity

A summary of performance-based restricted stock unit activity under the 2008 Plan as of December 30, 2022 is presented below:

	Performance-Based	Weighted-Average
	Restricted Stock Unit	Grant Date Fair Value
	(in thousands)
Outstanding at December 31, 2021	224	$31.31
Awarded	186	38.82
Released	(278)	40.99
Forfeited	(66)	26.61
Outstanding at December 30, 2022	66	$27.93

Outstanding at January 1, 2021	379	$20.68
Awarded	282	34.84
Released	(411)	29.08
Forfeited	(26)	29.93
Outstanding at December 31, 2021	224	$31.31

Outstanding at December 27, 2019	431	$20.68
Awarded	413	29.22
Released	(447)	28.26
Forfeited	(18)	28.62
Outstanding at January 1, 2021	379	$20.68

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Fair Value Valuation Assumptions

Stock Option Grants

The fair value of each option is calculated using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatility is based upon historical volatility of “guideline companies” since the length of time the Company’s shares have been publicly traded is equal to the contractual term of the options. The expected term of the option, taking into account both the contractual term of the option and the effects of employees’ expected exercise and expected post-vesting termination behavior is estimated based upon the simplified method. Under this approach, the expected term is presumed to be the mid-point between the vesting date and the end of the contractual term. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. No options were granted during fiscal years 2022, 2021 or 2020.

RSA and PBRSU Grants

The Company’s restricted stock awards are valued on the closing price of the Company’s common stock on the date of grant and typically vest over a two to three-year period.

The Company’s performance-based restricted stock unit awards are valued on the closing price of the Company’s common stock on the date of grant and vest over a performance period. Under the Company’s PBRSU design, awards vest based on two performance metrics. For the PBRSU awards granted in fiscal year 2022, 50% of each award will vest based upon the Company’s Adjusted EBITDA performance over a three-year performance period, and the remaining 50% of each award will vest based upon the Company’s adjusted diluted earnings per share performance over a three-year performance period, respectively. For the PBRSU awards granted in fiscal year 2021, 50% of the award will vest based upon the Company’s Adjusted EBITDA performance over a one-year performance period, and the remaining 50% of the award will vest based upon the Company’s Net Revenue performance over a one-year performance period. For the PBRSU awards granted in fiscal year 2020, 50% of each award will vest based upon the Company’s Adjusted EBITDA performance over a two-year performance period, and the remaining 50% of each award will vest based upon the Company’s adjusted diluted earnings per share performance over a two-year performance period, respectively.

ESPP

The fair value of ESPP purchase rights issued is calculated using the Black-Scholes valuation model that uses the assumptions noted in the following table. Purchase right under the ESPP are generally granted on either January 1 or July 1 of each year. The assumptions are as follows:

	2022	2021	2020
Weighted-average expected term (in years)	.5	.5	.5
Risk-Free interest Rate	1.4%	0.1%	0.9%
Stock Price Volatility	30.0%	31.9%	30.3%
Dividend yield	0%	0%	0%
Fair Value	$31.11	$40.21	$28.39

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11. INCOME TAXES

The provision for income taxes is comprised of (1):

	Fiscal Year
	2022	2021	2020

	(in thousands)
Current federal taxes	$(1,224)	$(1,606)	$(592)
Current state taxes	(73)	530	166
Current foreign taxes	—	—	18
Deferred federal taxes	(1,519)	(2,656)	(2,939)
Deferred state taxes	(188)	(255)	(1,826)
	$(3,004)	$(3,987)	$(5,173)
(1)	Revenue from the Company’s foreign operations was immaterial for fiscal years 2022, 2021, and 2020.

The provision for income taxes reconciles to the amounts computed by applying the statutory federal tax rate of 21% for fiscal years 2022, 2021 and 2020 to the Company’s income before income taxes. The sources and tax effects of the differences for fiscal years 2022, 2021 and 2020 are as follows:

	2022	2021	2020

	(in thousands)
Computed “expected” federal income tax expense	$(2,405)	$(2,605)	$(4,130)
Permanent differences	24	18	122
Nondeductible executive compensation	711	1,349	1,386
Stock options and disqualifying dispositions	576	(1,276)	4
Energy efficient building deduction	(1,378)	(558)	(738)
Current and deferred state income tax expense, net of federal benefit	(111)	(660)	(1,205)
Adjustment for uncertain tax positions	—	—	(142)
Research and development tax credit	(517)	(761)	(527)
Federal rate differential on NOL carryback	—	(579)	—
Change in valuation allowance	—	1,105	—
Other	96	(20)	57
	$(3,004)	$(3,987)	$(5,173)

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets and liabilities are as follows:

	December 30,	December 31,
	2022	2021

	(in thousands)
Deferred tax assets:
Other accrued liabilities	$1,374	$1,638
Federal and state net operating losses	23,089	22,645
Lease liability	3,592	4,523
Stock compensation	1,404	3,291
Capitalized research and development	2,078	—
Credit carryforwards	1,754	1,345
Excess business interest limitation	1,437	646
Other	207	345
Total deferred tax assets	34,935	34,433
Valuation allowance	(1,191)	(1,191)
Net deferred tax assets	$33,744	$33,242
Deferred tax liabilities:
Deferred revenue	$(4,223)	$(3,526)
Fixed assets	(2,778)	(2,875)
Intangible assets	(4,794)	(5,790)
Lease right-of-use assets	(3,406)	(4,202)
Total deferred tax liabilities	(15,201)	(16,393)
Net deferred tax asset	$18,543	$16,849

As of December 30, 2022, the Company had federal and state operating loss carryovers of $82.8 million and $91.6 million, respectively, and federal and state tax credit carryforwards of $1.6 million and $0.3 million, respectively. Out of the federal operating loss, $13.2 million will carryforward indefinitely. The remaining carryovers will begin to expire in 2023 through 2042.

During each fiscal year, management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize existing deferred tax assets. During fiscal year 2022, no changes were made to tax valuation allowance as the available positive and negative evidence did not warrant a revision. During fiscal year 2021, the Company determined that it was more-likely-than-not that a portion of the New Jersey net operating losses would not be utilized prior to expiration and, accordingly, recorded a valuation allowance of $1.1 million. Significant pieces of objective evidence evaluated included the Company’s proportional increase of revenue to other states resulting in a dilution of New Jersey sourced income as well as the Company’s forecasted amount of net operating loss utilization in New Jersey for certain members of the combined group.

As of December 30, 2022, the Company’s liabilities related to uncertain tax positions were immaterial to the consolidated financial statements. As of December 31, 2021, the Company did not have any liabilities related to uncertain tax positions. The Company may be subject to examination by the Internal Revenue Service (“IRS”) for calendar years 2019 through 2022. The Company may also be subject to examination on certain state and local jurisdictions for the years 2018 through 2022.

The Company's policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense. As of December 30, 2022 and December 31, 2021, the Company did not have any unrecognized tax benefits. In addition, during the fiscal year 2022, the Company did not have any additions or reductions of unrecognized tax benefits.

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On June 10, 2021, the Company received notice from the State of New York indicating that the Company’s 2017, 2018, and 2019 state tax returns were under examination. The examination was finalized during the Company’s first quarter of fiscal year 2022 and there were no changes made by the State of New York to the state tax returns filed.

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

The following table sets forth the number of weighted-average common shares outstanding used to compute basic and diluted EPS:

	Fiscal Year
	2022	2021	2020

	(in thousands, except per share amounts)
Net income (loss)	$(8,448)	$(8,417)	$(14,496)
Weighted-average common shares outstanding	13,013	12,458	11,793
Effect of dilutive stock options and restricted stock awards	—	—	—
Weighted-average common shares outstanding-diluted	13,013	12,458	11,793
Earnings (Loss) per share:
Basic	$(0.65)	$(0.68)	$(1.23)
Diluted	$(0.65)	$(0.68)	$(1.23)

For the fiscal years 2022, 2021 and 2020, the Company reported a net loss, and accordingly, all outstanding equity awards have been excluded because including them would have been anti-dilutive.

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

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The tables below reflect selected quarterly information for the fiscal years ended December 30, 2022 and December 31, 2021.

	Fiscal Three Months Ended
	April 1,	July 1,	September 30,	December 30,
	2022	2022	2022	2022

	(in thousands except per share amounts)
Contract revenue	$91,838	$102,645	$121,399	$113,256
Income (loss) from operations	(5,608)	(5,298)	(755)	4,598
Income tax expense (benefit)	(2,389)	(1,673)	(1,526)	2,584
Net income (loss)	(3,773)	(4,326)	76	(425)
Earnings (loss) per share:
Basic	$(0.30)	$(0.33)	$0.01	$(0.03)
Diluted	$(0.30)	$(0.33)	$0.01	$(0.03)
Weighted-average shares outstanding:
Basic	12,786	13,016	13,110	13,138
Diluted	12,786	13,016	13,360	13,138

	Fiscal Three Months Ended
	April 2,	July 2,	October 1,	December 31,
	2021	2021	2021	2021

	(in thousands except per share amounts)
Contract revenue	$79,086	$84,154	$98,297	$92,218
Income (loss) from operations	(4,189)	(7,072)	1,443	1,127
Income tax expense (benefit)	(1,458)	(3,663)	(236)	1,370
Net income (loss)	(3,766)	(4,601)	840	(890)
Earnings (loss) per share:
Basic	$(0.31)	$(0.37)	$0.07	$(0.07)
Diluted	$(0.31)	$(0.37)	$0.06	$(0.07)
Weighted-average shares outstanding:
Basic	12,147	12,421	12,606	12,660
Diluted	12,147	12,421	13,141	12,660

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, Subsequent Events, the Company evaluates subsequent events up until the date the consolidated financial statements are issued. As of March 9, 2023, there were no subsequent events required to be reported.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in and/or disagreements with accountants on accounting and financial disclosure during the fiscal year ended December 30, 2022.

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

In connection with the preparation of this Annual Report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 30, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, as of December 30, 2022.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 30, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework). Our management has concluded that, as of December 30, 2022, our internal control over financial reporting was effective based on these criteria.

Report of Independent Registered Public Accounting Firm

Crowe LLP, the independent registered public accounting firm that audited the fiscal year 2022 consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 30, 2022, which is included herein.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the quarter ended December 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to Willdan Group, Inc.’s Proxy Statement for its 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the Company’s 2022 fiscal year.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to Willdan Group, Inc.’s Proxy Statement for its 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the Company’s 2022 fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this item is incorporated by reference to Willdan Group, Inc.’s Proxy Statement for its 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the Company’s 2022 fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to Willdan Group, Inc.’s Proxy Statement for its 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the Company’s 2022 fiscal year.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to Willdan Group, Inc.’s Proxy Statement for its 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the Company’s 2022 fiscal year.

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

10.7

Sixth Amendment to Amended and Restated Credit Agreement, dated as of August 2, 2022, by and among Willdan Group, Inc., the Guarantors signatory thereto, the Lenders signatory thereto and BMO Harris Bank N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Willdan Group, Inc.’s Quarterly Report on Form 10-Q filed on August 5, 2022).

10.8

Seventh Amendment to Amended and Restated Credit Agreement, dated as of November 1, 2022, by and among Willdan Group, Inc., the Guarantors signatory thereto, the Lenders signatory thereto and BMO Harris Bank N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Willdan Group, Inc.’s Quarterly Report on Form 10-Q filed on November 4, 2022).

10.9

Security Agreement, dated as of October 1, 2018, by and among Willdan Group, Inc. the other Debtors (as defined therein) and BMO Harris Bank N.A. (incorporated by reference to Exhibit 10.2 to Willdan Group, Inc.’s Current Report on Form 8-K filed on October 3, 2018).

10.10

Master Reaffirmation of and Amendment to Collateral Documents, dated as of June 26, 2019, by and among Willdan Group, Inc., the other Debtors (as defined therein) and BMO Harris Bank N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to Willdan Group, Inc.’s Current Report on Form 8-K, filed with the SEC on July 2, 2019).

10.11†

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

10.13†

Form of Non-Qualified Stock Option Agreement (incorporated by reference to Willdan Group, Inc.’s Registration Statement on Form S-1, filed with the SEC on August 9, 2006, as amended (File No. 333-136444)).

Exhibit Number	Exhibit Description
10.14†	Form of Performance Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.15 to Willdan Group, Inc.’s Annual Report on Form 10-K filed on March 6, 2020).
10.15*	Form of Performance Based Restricted Stock Unit Award Agreement.
10.16*	Form of Restricted Stock Award Agreement.
10.17†

Willdan Group, Inc. Amended and Restated 2008 Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to Willdan Group, Inc.’s Current Report on Form 8-K, filed with the SEC on June 17, 2019).

10.18†

Willdan Group, Inc. Amended and Restated 2008 Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to Willdan Group, Inc.’s Current Report on Form 8-K, filed with the SEC on June 10, 2022).

10.19†

Amended and Restated Willdan Group, Inc. 2006 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to Willdan Group, Inc.’s Current Report on Form 8-K, filed with the SEC on June 9, 2017).

10.20†

Form of Indemnification Agreement between Willdan Group, Inc. and its Directors and Officers (incorporated by reference to Exhibit 10.1 to Willdan Group, Inc.’s Current Report on Form 8-K, filed with the SEC on June 13, 2016).

10.21†

Employment Agreement, dated as of May 3, 2011 by and between Willdan Group, Inc. and Thomas D. Brisbin (incorporated by reference to Exhibit 10.1 to Willdan Group, Inc.’s Current Report on Form 8-K, filed with the SEC on May 4, 2011).

10.22†

Employment Agreement, dated as of December 17, 2014, by and between Willdan Group, Inc. and Mike Bieber (incorporated by reference to Exhibit 10.1 to Willdan Group, Inc.’s Current Report on Form 8-K, filed with the SEC on January 7, 2015).

10.23†

Separation Agreement, dated January 19, 2023, between Willdan Group, Inc. and Paul Whitelaw (incorporated by reference to Exhibit 10.1 to Willdan Group, Inc.’s Current Report on Form 8-K, filed with the SEC on January 24, 2023).

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
March 9, 2023

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

Signature	Title	Date

/s/ Thomas D. Brisbin	Chairman and Chief Executive Officer (principal executive officer)	March 9, 2023
Thomas D. Brisbin

/s/ Creighton K. Early	Chief Financial Officer and Vice President (principal financial officer and principal accounting officer)	March 9, 2023
Creighton K. Early

/s/ Steven A. Cohen	Director	March 9, 2023
Steven A. Cohen

/s/ Cynthia A. Downes	Director	March 9, 2023
Cynthia A. Downes

/s/ Dennis V. McGinn	Director	March 9, 2023
Dennis V. McGinn

/s/ Wanda K. Reder	Director	March 9, 2023
Wanda K. Reder

/s/ Keith W. Renken	Director	March 9, 2023
Keith W. Renken

/s/ Mohammad Shahidehpour	Director	March 9, 2023
Mohammad Shahidehpour