Form 10-Q
period 2023-03-31
Willdan Group, Inc.
filed 2023-05-05
CIK 1370450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 3, 2023, there were 13,489,111 shares of common stock, $0.01 par value per share, of Willdan Group, Inc. issued and outstanding.

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

All of our forward-looking statements are subject to risks and uncertainties that may cause our actual results to differ materially from our expectations. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to:

●	our ability to adequately complete projects in a timely manner;
●	our ability to compete successfully in the highly competitive energy services market, which represented 83% of our consolidated revenue in fiscal year 2022;
●	our reliance on work from our top ten clients, which accounted for 55% of our consolidated contract revenue for fiscal year 2022;
●	changes in state, local and regional economies and government budgets;
●	our ability to win new contracts, to renew existing contracts and to compete effectively for contracts awarded through bidding processes;
●	our ability to make principal and interest payments on our outstanding debt as they come due and to comply with the financial covenants contained in our debt agreements;
●	our ability to manage supply chain constraints, labor shortages, rising interest rates, and rising inflation;
●	our ability to obtain financing and to refinance our outstanding debt as it matures;
●	our ability to successfully integrate our acquisitions and execute on our growth strategy;
●	our ability to attract and retain managerial, technical, and administrative talent; and
●	the extent to which the coronavirus (“Covid-19”) pandemic and measures taken to contain its spread ultimately impact our business, results of operation and financial condition.

The above is not a complete list of factors or events that could cause actual results to differ from our expectations, and we cannot predict all of them. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements disclosed elsewhere in this Quarterly Report on Form 10-Q, and under Part I, Item 1A. “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 30, 2022, as such disclosures may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange Commission, including subsequent Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and public communications. You should evaluate all forward-looking statements made in this Quarterly Report on Form 10-Q and otherwise in the context of these risks and uncertainties.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(Unaudited)

	March 31,	December 30,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$17,853	$8,806
Restricted cash	—	10,679
Accounts receivable, net of allowance for doubtful accounts of $336 and $640 at March 31, 2023 and December 30, 2022, respectively	51,917	60,202
Contract assets	75,241	83,060
Other receivables	4,782	4,773
Prepaid expenses and other current assets	5,431	6,454
Total current assets	155,224	173,974
Equipment and leasehold improvements, net	24,495	22,537
Goodwill	130,124	130,124
Right-of-use assets	12,750	12,390
Other intangible assets, net	38,861	41,486
Other assets	14,152	10,620
Deferred income taxes, net	17,761	18,543
Total assets	$393,367	$409,674
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$29,312	$28,833
Accrued liabilities	40,548	59,110
Contingent consideration payable	4,000	4,000
Contract liabilities	15,526	12,585
Notes payable	16,436	16,903
Finance lease obligations	1,105	1,113
Lease liability	4,435	4,625
Total current liabilities	111,362	127,169
Notes payable	85,361	90,544
Finance lease obligations, less current portion	1,354	1,601
Lease liability, less current portion	9,796	8,599
Other noncurrent liabilities	259	259
Total liabilities	208,132	228,172

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 40,000 shares authorized; 13,489 and 13,296 shares issued and outstanding at March 31, 2023 and December 30, 2022, respectively	135	133
Additional paid-in capital	180,517	177,718
Accumulated other comprehensive loss	—	—
Retained earnings	4,583	3,651
Total stockholders’ equity	185,235	181,502
Total liabilities and stockholders’ equity	$393,367	$409,674

See accompanying notes to Condensed Consolidated Financial Statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,	April 1,
	2023	2022
Contract revenue	$102,603	$91,838

Direct costs of contract revenue (inclusive of directly related depreciation and amortization):
Salaries and wages	20,410	18,810
Subcontractor services and other direct costs	40,912	41,668
Total direct costs of contract revenue	61,322	60,478

General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	22,385	19,357
Facilities and facility related	2,278	2,398
Stock-based compensation	1,533	3,305
Depreciation and amortization	4,200	4,409
Other	6,871	7,499
Total general and administrative expenses	37,267	36,968
Income (Loss) from operations	4,014	(5,608)

Other income (expense):
Interest expense, net	(2,466)	(751)
Other, net	140	197
Total other expense, net	(2,326)	(554)
Income (Loss) before income taxes	1,688	(6,162)

Income tax (benefit) expense	756	(2,389)
Net income (loss)	932	(3,773)

Other comprehensive income (loss):
Unrealized gain (loss) on derivative contracts, net of tax	—	38
Comprehensive income (loss)	$932	$(3,735)

Earnings (Loss) per share:
Basic	$0.07	$(0.30)
Diluted	$0.07	$(0.30)

Weighted-average shares outstanding:
Basic	13,266	12,786
Diluted	13,470	12,786

See accompanying notes to Condensed Consolidated Financial Statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Earnings	Total
Balance at December 30, 2022	13,296	$133	$177,718	$—	$3,651	$181,502
Shares of common stock issued in connection with employee stock purchase plan	92	1	1,391	—	—	1,392
Shares used to pay taxes on stock grants	(7)	—	(124)	—	—	(124)
Issuance of restricted stock award and units	108	1	(1)	—	—	—
Stock-based compensation expense	—	—	1,533	—	—	1,533
Net income (loss)	—	—	—	—	932	932
Balance at March 31, 2023	13,489	$135	$180,517	$—	$4,583	$185,235

				Accumulated
			Additional	other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Earnings	Total
Balance at December 31, 2021	12,804	$128	$167,032	$(38)	$12,099	$179,221
Shares of common stock issued in connection with employee stock purchase plan	52	1	1,560	—	—	1,561
Shares of common stock issued in connection with incentive stock plan	4	—	23	—	—	23
Shares used to pay taxes on stock grants	(27)	—	(837)	—	—	(837)
Issuance of restricted stock award and units	373	3	(3)	—	—	—
Stock-based compensation expense	—	—	3,305	—	—	3,305
Net income (loss)	—	—	—	—	(3,773)	(3,773)
Net unrealized gain on derivative contracts	—	—	—	38	—	38
Balance at April 1, 2022	13,206	$132	$171,080	$—	$8,326	$179,538

See accompanying notes to Condensed Consolidated Financial Statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended
	March 31,	April 1,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$932	$(3,773)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,200	4,409
Deferred income taxes, net	782	(973)
(Gain) loss on sale/disposal of equipment	(10)	(36)
Provision for doubtful accounts	81	64
Stock-based compensation	1,533	3,305
Accretion and fair value adjustments of contingent consideration	—	80
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts receivable	8,204	17,670
Contract assets	7,819	104
Other receivables	(9)	(1,505)
Prepaid expenses and other current assets	1,108	253
Other assets	(3,532)	437
Accounts payable	479	(16,778)
Accrued liabilities	(7,883)	(8,488)
Contract liabilities	2,941	(2,431)
Right-of-use assets	647	(92)
Net cash (used in) provided by operating activities	17,292	(7,754)
Cash flows from investing activities:
Purchase of equipment, software, and leasehold improvements	(3,488)	(2,103)
Proceeds from sale of equipment	13	39
Net cash (used in) provided by investing activities	(3,475)	(2,064)
Cash flows from financing activities:
Payments on contingent consideration	—	(10,206)
Payment on restricted cash	(10,679)	—
Payments on notes payable	(485)	(701)
Borrowings under term loan facility and line of credit	—	20,000
Repayments under term loan facility and line of credit	(5,250)	(3,250)
Principal payments on finance leases	(303)	(342)
Proceeds from stock option exercise	—	23
Proceeds from sales of common stock under employee stock purchase plan	1,392	1,561
Cash used to pay taxes on stock grants	(124)	(837)
Net cash (used in) provided by financing activities	(15,449)	6,248
Net increase (decrease) in cash, cash equivalents and restricted cash	(1,632)	(3,570)
Cash, cash equivalents and restricted cash at beginning of period	19,485	11,221
Cash, cash equivalents and restricted cash at end of period	$17,853	$7,651
Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$2,424	$699
Income taxes	(77)	446
Supplemental disclosures of noncash investing and financing activities:
Equipment acquired under finance leases	48	1,048

See accompanying notes to Condensed Consolidated Financial Statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION AND OPERATIONS OF THE COMPANY

Willdan Group, Inc. (“Willdan” or the “Company”) is a provider of professional, technical and consulting services to utilities, private industry, and public agencies at all levels of government. As resource and infrastructure needs undergo continuous change, the Company helps organizations and their communities evolve and thrive by providing a wide range of technical services for energy solutions, greenhouse gas reduction, and government infrastructure. Through engineering, program management, policy advisory, and software and data management, the Company designs and delivers trusted, comprehensive, innovative, and proven solutions to improve efficiency, resiliency, and sustainability in energy and infrastructure for our clients.

The Company’s broad portfolio of services operates within two financial reporting segments: (1) Energy and (2) Engineering and Consulting. The interfaces and synergies between these segments are important elements of the Company’s strategy to design and deliver trusted, comprehensive, innovative, and proven solutions for its customers.

The accounting policies followed by the Company are set forth in Part II, Item 8, Note 1, Organization and Operations of the Company, of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2022. In the opinion of management, all adjustments necessary to fairly state the Condensed Consolidated Financial Statements have been made. All such adjustments are of a normal, recurring nature. Certain information and footnote disclosures normally included in the Consolidated Financial Statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These Condensed Consolidated Financial Statements and related notes thereto should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2022. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

Fiscal Years

The Company operates and reports its annual financial results based on 52 or 53-week periods ending on the Friday closest to December 31. The Company operates and reports its quarterly financial results based on the 13-week period ending on the Friday closest to June 30, September 30, and December 31 and the 13 or 14-week period ending on the Friday closest to March 31, as applicable. Fiscal year 2023, which ends on December 29, 2023, will be comprised of 52 weeks, with all quarters consisting of 13 weeks each. Fiscal year 2022, which ended on December 30, 2022, was comprised of 52 weeks, with all quarters consisting of 13 weeks each. All references to years in the notes to consolidated financial statements represent fiscal years.

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

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

2. RECENT ACCOUNTING PRONOUNCEMENTS

As of March 31, 2023, there were no accounting pronouncements recently issued, or with future effective dates, that are either applicable nor are expected to have an impact to the Company’s Condensed Consolidated Financial Statements.

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

Retainage, included in contract assets, represents amounts withheld from billings to the Company’s clients pursuant to provisions in the contracts and may not be paid to the Company until specific tasks are completed or the project is completed and, in some instances, for even longer periods. As of March 31, 2023 and December 30, 2022, contract assets included retainage of approximately $10.3 million and $8.5 million, respectively.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

4. SUPPLEMENTAL FINANCIAL STATEMENT DATA

Restricted Cash

The following table provides a reconciliation of cash and cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows:

	March 31,	December 30,
	2023	2022
	(in thousands)
Cash and cash equivalents	$17,853	$8,806
Restricted cash	—	10,679
Total cash, cash equivalents, and restricted cash shown in the consolidated statement of cash flows	$17,853	$19,485

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

Accounts Receivable

From time to time, in connection with factoring agreements, the Company sells trade accounts receivable without recourse to third party purchasers in exchange for cash. During the three months ended March 31, 2023 and April 1, 2022, the Company did not sell any trade accounts receivable.

Equipment and Leasehold Improvements

	March 31,	December 30,
	2023	2022
	(in thousands)
Furniture and fixtures	$4,176	$4,062
Computer hardware and software	38,172	35,635
Leasehold improvements	3,832	3,097
Equipment under finance leases	5,434	5,503
Automobiles, trucks, and field equipment	3,199	3,134
Subtotal	54,813	51,431
Accumulated depreciation and amortization	(30,318)	(28,894)
Equipment and leasehold improvements, net	$24,495	$22,537

Included in accumulated depreciation and amortization is $0.3 million and $1.1 million of amortization expense related to equipment held under finance leases for the three months ended March 31, 2023 and for fiscal year 2022, respectively.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Accrued Liabilities

	March 31,	December 30,
	2023	2022
	(in thousands)
Accrued subcontractor costs	$20,456	$28,374
Accrued bonuses	9,720	8,470
Employee withholdings	3,664	2,571
Compensation and payroll taxes	3,540	2,340
Rebate and other	768	14,643
Accrued accounting and taxes	2,400	2,712
Total accrued liabilities	$40,548	$59,110

Goodwill

	December 30,	Additional	Additions /	March 31,
	2022	Purchase Cost	Adjustments	2023
	(in thousands)
Reporting Unit:
Energy	$129,375	$—	$—	$129,375
Engineering and Consulting	749	—	—	749
	$130,124	$—	$—	$130,124

The Company tests its goodwill at least annually for possible impairment. The Company completes its annual testing of goodwill as of the last day of the first month of its fourth fiscal quarter each year to determine whether there is a potential impairment. In addition to the Company’s annual test, it regularly evaluates whether events and circumstances have occurred that may indicate a potential impairment of goodwill. During the quarter ended March 31, 2023, although the Company experienced declines in the market price of its stock, such decreases did not result in the Company’s market capitalization decreasing below book value. The Company evaluated the current economic environment and noted that it does not believe it is more likely than not that goodwill was impaired as of March 31, 2023.

Intangible Assets

	March 31, 2023		December 30, 2022
	Gross	Accumulated	Gross	Accumulated	Amortization
	Amount	Amortization	Amount	Amortization	Period
	(in thousands)				(in years)
Finite:
Tradename	$15,911	$11,488	$15,911	$10,990	2.5	-	6.0
Developed technology	15,810	12,602	15,810	11,871	8.0
Customer relationships	58,149	26,919	58,149	25,523	5.0	-	8.0
Total intangible assets	$89,870	$51,009	$89,870	$48,384

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

5. DEBT OBLIGATIONS

Debt obligations, excluding obligations under finance leases (see Note 6, Leases, below), consisted of the following:

	March 31,	December 30,
	2023	2022
	(in thousands)
Outstanding borrowings on Term A Loan	$62,500	$65,000
Outstanding borrowings on Revolving Credit Facility	—	—
Outstanding borrowings on Delayed Draw Term Loan	38,250	41,000
Other debt agreements	1,473	1,958
Total debt	102,223	107,958
Issuance costs and debt discounts	(426)	(511)
Subtotal	101,797	107,447
Less current portion of long-term debt	16,436	16,903
Long-term debt portion	$85,361	$90,544

Credit Facilities

On June 26, 2019, the Company and certain of its subsidiaries entered into an Amended and Restated Credit Agreement (as amended by the First Amendment, dated as of August 15, 2019, the Second Amendment, dated as of November 6, 2019, the Third Amendment, dated as of May 6, 2020, the Fourth Amendment, dated April 30, 2021, the Fifth Amendment, dated March 8, 2022, the Sixth Amendment, dated August 2, 2022, and the Seventh Amendment, dated November 1, 2022, the “Credit Agreement”) with a syndicate of financial institutions as lenders and BMO Harris Bank, N.A., as administrative agent (the “Administrative Agent”). The Credit Agreement provides for (i) a $100.0 million secured term loan (the “Term A Loan”), (ii) up to $50.0 million in delayed draw secured term loans (the “Delayed Draw Term Loan”), and (iii) a $50.0 million secured revolving credit facility (the “Revolving Credit Facility” and, collectively with the Term A Loan and the Delayed Draw Term Loan, the “Credit Facilities”), each maturing on June 26, 2024. The Company’s obligations under the Credit Agreement are guaranteed by its present and future domestic subsidiaries, with limited exceptions.

Pursuant to the terms of the Seventh Amendment to the Credit Agreement (the “Seventh Amendment”), among other things, (A) aggregate borrowings under the Revolving Credit Facility were restricted to no more than $10.0 million at any time during the period from November 1, 2022 through the date on which financial statements and compliance documents were received by the Administrative Agent for the fiscal quarter ending March 31, 2023, and (B) access to the accordion feature of the Credit Agreement was limited to periods when the Company’s Total Leverage Ratio (as defined in the Credit Agreement) was less than 3.0.

The Credit Agreement requires the Company to comply with certain financial covenants, including a Total Leverage Ratio and a Fixed Charge Coverage Ratio (as defined in the Credit Agreement). The Credit Agreement also contains customary events of default and contains other customary restrictive covenants.

As of March 31, 2023, the Company was in compliance with all covenants contained in the Credit Agreement.

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

From time to time, the Company enters into non-cancelable leases for some of its facility and equipment needs. These leases allow the Company to conserve cash by paying a monthly lease rental fee for the use of facilities and equipment rather than purchasing them. The Company’s leases typically have remaining terms ranging from one to eight years, some of which may include options to extend the leases for up to five years, and some of which may include options to terminate the leases within one year. Currently, all of the Company’s leases contain fixed payment terms. The Company may decide to cancel or terminate a lease before the end of its term, in which case the Company is typically liable to the lessor for the remaining lease payments under the term of the lease. Additionally, all of the Company’s month-to-month leases are cancelable by the Company or the lessor, at any time, and are not included in the Company’s right-of-use asset or lease liability. As of March 31, 2023, the Company had no leases with residual value guarantees. Typically, the Company has purchase options on the equipment underlying its long-term leases. The Company may exercise some of these purchase options when the need for equipment is on-going and the purchase option price is attractive. Nonperformance-related default covenants, cross-default provisions, subjective default provisions and material adverse change clauses contained in material lease agreements, if any, are also evaluated to determine whether those clauses affect lease classification in accordance with “ASC” Topic 842-10-25. Leases are accounted for as operating or financing leases, depending on the terms of the lease.

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

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following is a summary of the Company’s lease expense:

	Three Months Ended
	March 31,	April 1,
	2023	2022
	(in thousands)
Operating lease cost	$1,493	$1,578
Finance lease cost:
Amortization of assets	311	233
Interest on lease liabilities	22	14
Total net lease cost	$1,826	$1,825

The following is a summary of lease information presented on the Company’s consolidated balance sheet:

	March 31,	December 30,
	2023	2022
	(in thousands)
Operating leases:
Right-of-use assets	$12,750	$12,390

Lease liability	$4,435	$4,625
Lease liability, less current portion	9,796	8,599
Total lease liabilities	$14,231	$13,224

Finance leases (included in equipment and leasehold improvements, net):
Equipment and leasehold improvements, net	$5,434	$5,503
Accumulated depreciation	(3,024)	(2,830)
Total equipment and leasehold improvements, net	$2,410	$2,673

Finance lease obligations	$1,105	$1,113
Finance lease obligations, less current portion	1,354	1,601
Total finance lease obligations	$2,459	$2,714

Weighted average remaining lease term (in years):
Operating Leases	3.52	3.35
Finance Leases	2.48	2.66

Weighted average discount rate:
Operating Leases	5.10%	4.25%
Finance Leases	3.59%	3.47%

Rent expense was $1.6 million for the three months ended March 31, 2023 and April 1, 2022, respectively.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following is a summary of other information and supplemental cash flow information related to finance and operating leases:

	Three Months Ended
	March 31,	April 1,
	2023	2022
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$1,570	$1,670
Operating cash flow from finance leases	22	14
Financing cash flow from finance leases	303	342

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$2,120	$525

The following is a summary of the maturities of lease liabilities as of March 31, 2023:

	Operating	Finance
	(in thousands)
Fiscal year:
Remainder of 2023	$3,691	$949
2024	4,233	997
2025	3,410	399
2026	2,877	172
2027	1,050	58
2028 and thereafter	461	—
Total lease payments	15,722	2,575
Less: Imputed interest	(1,491)	(116)
Total lease obligations	14,231	2,459
Less: Current obligations	4,435	1,105
Noncurrent lease obligations	$9,796	$1,354

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

The Company’s defined contribution plan (the “Plan”) covers employees who have completed three months of service and who have attained 21 years of age. The Company elects to make matching contributions equal to 50% of the participants’ contributions to the Plan, up to 6% of the individual participant’s compensation, and subject to a maximum of $3,000 per employee. Under the Plan, the Company may make discretionary matching contributions to employee accounts.

During the three months ended March 31, 2023 and April 1, 2022, the Company made matching contributions of $1.0 million.

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

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The Company manages Genesys and has the power to direct the activities that most significantly impact Genesys’s performance, in addition to being obligated to absorb expected losses from Genesys. Accordingly, the Company is the primary beneficiary of Genesys and consolidates Genesys as a VIE. In addition, the Company concluded there is no noncontrolling interest related to the consolidation of Genesys because the Company determined that (i) the shareholder of Genesys does not have more than a nominal amount of equity investment at risk, (ii) WES absorbs the expected losses of Genesys through its deferral of Genesys’s service fees owed to WES and the Company has, since entering into the administrative services agreement, had to continuously defer service fees for Genesys, and (iii) the Company believes Genesys will continue to have a shortfall on payment of its service fees for the foreseeable future, leaving no expected residual returns for the shareholder. As of March 31, 2023, the Company had one VIE — Genesys.

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

There were no intersegment sales during the three months ended March 31, 2023 and April 1, 2022. The Company’s chief operating decision maker evaluates the performance of each segment based upon income or loss from operations before income taxes. Certain segment asset information including expenditures for long-lived assets has not been presented as it is not reported to or reviewed by the chief operating decision maker. In addition, enterprise-wide service line contract revenue is not included as it is impracticable to report this information for each group of similar services.

Financial information with respect to the reportable segments and reconciliation to the amounts reported in the Company’s Condensed Consolidated Financial Statements is as follows:

		Engineering	Unallocated		Consolidated
	Energy	& Consulting	Corporate	Intersegment	Total
	(in thousands)
Fiscal Three Months Ended March 31, 2023
Contract revenue	$83,285	$19,318	$-	$-	$102,603
Depreciation and amortization	3,924	276	-	-	4,200
Interest expense, net	2	-	2,464	-	2,466
Segment profit (loss) before income tax expense	2,771	2,587	(3,670)	-	1,688
Income tax expense (benefit)	1,241	1,158	(1,643)	-	756
Net income (loss)	1,530	1,428	(2,026)	-	932
Segment assets (1)	323,578	23,587	69,332	(23,130)	393,367
Fiscal Three Months Ended April 1, 2022
Contract revenue	$74,886	$16,952	$-	$-	$91,838
Depreciation and amortization	4,157	252	-	-	4,409
Interest expense, net	4	-	747	-	751
Segment profit (loss) before income tax expense	(4,353)	2,107	(3,916)	-	(6,162)
Income tax expense (benefit)	(1,687)	817	(1,519)	-	(2,389)
Net income (loss)	(2,665)	1,290	(2,398)	-	(3,773)
Segment assets (1)	336,957	22,979	35,931	(23,130)	372,737
(1)	Segment assets are presented net of intercompany receivables.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following tables provide information about disaggregated revenue by contract type, client type and geographical region:

	Three months ended March 31, 2023
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$7,709	$14,554	$22,263
Unit-based	44,927	3,616	48,543
Fixed price	30,649	1,148	31,797
Total (1)	$83,285	$19,318	$102,603

Client Type
Commercial	$6,719	$1,164	$7,883
Government	26,075	18,095	44,170
Utilities (2)	50,491	59	50,550
Total (1)	$83,285	$19,318	$102,603

Geography (3)
Domestic	$83,285	$19,318	$102,603

	Three months ended April 1, 2022
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$8,818	$13,001	$21,819
Unit-based	42,957	2,984	45,941
Fixed price	23,110	968	24,078
Total (1)	$74,886	$16,952	$91,838

Client Type
Commercial	$8,089	$1,478	$9,567
Government	18,359	15,453	33,812
Utilities (2)	48,437	21	48,458
Total (1)	$74,886	$16,952	$91,838

Geography (3)
Domestic	$74,886	$16,952	$91,838

(1)	Amounts may not add to the totals due to rounding.
(2)	Includes the portion of revenue related to small business programs paid by the end user/customer.
(3)	Revenue from the Company’s foreign operations were not material for the three months ended March 31, 2023 and April 1, 2022.

Geographical Information

Substantially all of the Company’s consolidated revenue was derived from its operations in the U.S. The Company operates through a network of offices spread across 22 U.S. states, the District of Columbia, and Canada. Revenues from the Company’s Canadian operations were not material for the three months ended March 31, 2023 nor the three months ended April 1, 2022.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Customer Concentration

For the three months ended March 31, 2023 and April 1, 2022, the Company’s top 10 customers accounted for 52.2%, and 54.2%, respectively, of the Company’s consolidated contract revenue. For the three months ended March 31, 2023, and April 1, 2022, the Company had one customer, the Los Angeles Department of Water and Power (“LADWP”), that accounted for 11.1% and 17.1% of its consolidated contract revenues, respectively.

On a segment basis, the Company had individual customers that accounted for more than 10% of its segment contract revenues. For the three months ended March 31, 2023, the Company derived 13.7% of its Energy segment revenues from one customer, LADWP. For the three months ended March 31, 2023, no single customer accounted for 10% or more of its Engineering and Consulting segment revenues. For the three months ended April 1, 2022, the Company derived 32.1% of its Energy segment revenues from two customers, LADWP and Duke Energy. For the three months ended April 1, 2022, no single customer accounted for 10% or more of its Engineering and Consulting segment revenues.

On a geographical basis, the Company’s largest clients are based in California and New York. For the three months ended March 31, 2023 and April 1, 2022, services provided to clients in California accounted for 42.4% and 43.6%, respectively, of the Company’s contract revenue and services provided to clients in New York accounted for 24.5% and 19.0%, respectively, of the Company’s contract revenue.

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

At the end of fiscal year 2022, the Company’s total valuation allowance was $1.2 million, remaining unchanged from the end of fiscal year 2021. As of March 31, 2023, the Company assessed all available positive and negative evidence available to determine whether, based on the weight of that evidence, there was a change in judgment related to the utilization of deferred tax assets in future years. The Company concluded that as of March 31, 2023, the valuation allowance for the Company’s deferred tax assets was appropriate in accordance with ASC 740. Consequently, there was no change to the valuation allowance during the three months ended March 31, 2023.

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

The Company recognizes the tax benefit from uncertain tax positions if it is more likely than not that the tax positions will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefit is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. During the three months ended March 31, 2023 and three months ended April 1, 2022, the Company did not record a liability for uncertain tax positions.

Based on the Company’s estimates and determination of an effective tax rate for the year, the Company recorded an income tax expense of $0.8 million for the three months ended March 31, 2023, as compared to an income tax benefit of $2.4 million for the three months ended April 1, 2022. During the three months ended March 31, 2023, the difference between the effective tax rate and the federal statutory rate was primarily attributable to state taxes, non-deductible stock compensation, nondeductible executive compensation, research and development tax credits, and the commercial building energy efficiency deduction. During the three months ended April 1, 2022, the difference between the effective tax rate and the federal statutory rate was primarily attributable to state taxes, non-deductible stock compensation, nondeductible executive compensation, research and development tax credits, and the commercial building energy efficiency deduction.

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

The following table sets forth the number of weighted-average common shares outstanding used to compute basic and diluted EPS:

	Three months ended
	March 31,	April 1,
	2023	2022
	(in thousands, except per share amounts)
Net income (loss)	$932	$(3,773)
Weighted-average common shares outstanding	13,266	12,786
Effect of dilutive stock options and restricted stock awards	204	—
Weighted-average common shares outstanding-diluted	13,470	12,786
Earnings (Loss) per share:
Basic	$0.07	$(0.30)
Diluted	$0.07	$(0.30)

For the three months ended March 31, 2023, the Company excluded 397,000 common shares subject to outstanding equity awards from the calculation of diluted shares because their impact would have been anti-dilutive. For the three months ended April 1, 2022, the Company reported a net loss, and accordingly, all outstanding equity awards have been excluded from such periods because including them would have been anti-dilutive.

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

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

12. SUBSEQUENT EVENTS

On April 28, 2023, the Company delivered to the Administrative Agent the required financial statements and compliance documents for the fiscal quarter ending March 31, 2023, reflecting full compliance with the restrictive covenants under the Credit Agreement, and thus effectively terminating the limitations on borrowing capacity and other restrictions imposed under the terms set by the Seventh Amendment.

Effective April 28, 2023, which is the date that the Administrative Agent received the required financial statements and compliance documents for the fiscal quarter ending March 31, 2023, borrowings under the Credit Agreement bear interest at either a Base Rate (as defined in the Credit Agreement) or the Secured Overnight Financing Rate (“SOFR”), at the Company’s option, and in each case, plus an applicable margin, which applicable margin ranges from 0.125% to 1.25% with respect to Base Rate borrowings and 1.125% to 2.25% with respect to SOFR borrowings, depending on the Total Leverage Ratio; provided, that SOFR cannot be less than 0.00%, with the specific pricing reset on each date on which the Administrative Agent receives the required financial statements under the Credit Agreement for the fiscal quarter then ended. The Company must also pay a commitment fee for the unused portion of the Revolving Credit Facility and the Delayed Draw Term Loan under the Credit Agreement, which ranges from 0.15% to 0.40% per annum depending on the Total Leverage Ratio, and fees on the face amount of any letters of credit outstanding under the Revolving Credit Facility, which range from 0.84% to 1.688% per annum, in each case, depending on whether such letter of credit is a performance or financial letter of credit and the Total Leverage Ratio.

The Credit Agreement requires the Company to comply with certain financial covenants, including requiring that the Company maintain a (i) Total Leverage Ratio of at least 3.25 to 1.00, and (ii) Fixed Charge Coverage Ratio of not less than 1.20 to 1.00, in each case tested quarterly.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Company

We are a provider of professional, technical and consulting services to utilities, private industry, and public agencies at all levels of government. As resource and infrastructure needs undergo continuous change, we help organizations and their communities evolve and thrive by providing a wide range of technical services for energy solutions, greenhouse gas reduction, and government infrastructure. Through engineering, program management, policy advisory, and software and data management, we plan,design and deliver trusted, comprehensive, innovative, and proven solutions to improve efficiency, resiliency, and sustainability in energy and infrastructure to our clients.

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

Results of Operations

First Quarter Overview

The following table sets forth, for the periods indicated, certain information derived from our consolidated statements of comprehensive income(1):

	Three Months Ended
	March 31,		April 1,
	2023		2022		$ Change	% Change

	(in thousands, except percentages)

Contract revenue	$102,603	100.0%	$91,838	100.0%	$10,765	11.7%
Direct costs of contract revenue:
Salaries and wages	20,410	19.9	18,810	20.5	1,600	8.5
Subcontractor services and other direct costs	40,912	39.9	41,668	45.4	(756)	(1.8)
Total direct costs of contract revenue	61,322	59.8	60,478	65.9	844	1.4

Gross profit	41,281	40.2	31,360	34.1	9,921	31.6

General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	22,385	21.8	19,357	21.1	3,028	15.6
Facilities and facilities related	2,278	2.2	2,398	2.6	(120)	(5.0)
Stock-based compensation	1,533	1.5	3,305	3.6	(1,772)	(53.6)
Depreciation and amortization	4,200	4.1	4,409	4.8	(209)	(4.7)
Other	6,871	6.7	7,499	8.2	(628)	(8.4)
Total general and administrative expenses	37,267	36.3	36,968	40.3	299	0.8

Income (loss) from operations	4,014	3.9	(5,608)	(6.1)	9,622	(171.6)
Other income (expense):
Interest expense	(2,466)	(2.4)	(751)	(0.8)	(1,715)	228.4
Other, net	140	0.1	197	0.2	(57)	(28.9)
Total other income (expense)	(2,326)	(2.3)	(554)	(0.6)	(1,772)	319.9
Income (Loss) before income tax expense	1,688	1.6	(6,162)	(6.7)	7,850	(127.4)
Income tax expense (benefit)	756	0.7	(2,389)	(2.6)	3,145	(131.6)
Net income (loss)	$932	0.9	$(3,773)	(4.1)	$4,705	(124.7)
(1)	Percentages are expressed as a percentage of contract revenue and may not total due to rounding.

The following tables provides information about disaggregated revenue of our two segments, Energy and Engineering and Consulting, by contract type, client type and geographical region:

	Three months ended March 31, 2023
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$7,709	$14,554	$22,263
Unit-based	44,927	3,616	48,543
Fixed price	30,649	1,148	31,797
Total (1)	$83,285	$19,318	$102,603

Client Type
Commercial	$6,719	$1,164	$7,883
Government	26,075	18,095	44,170
Utilities (2)	50,491	59	50,550
Total (1)	$83,285	$19,318	$102,603

Geography (3)
Domestic	$83,285	$19,318	$102,603

	Three months ended April 1, 2022
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$8,818	$13,001	$21,819
Unit-based	42,957	2,984	45,941
Fixed price	23,110	968	24,078
Total (1)	$74,886	$16,952	$91,838

Client Type
Commercial	$8,089	$1,478	$9,567
Government	18,359	15,453	33,812
Utilities (2)	48,437	21	48,458
Total (1)	$74,886	$16,952	$91,838

Geography (3)
Domestic	$74,886	$16,952	$91,838

(1)	Amounts may not add to the totals due to rounding.
(2)	Includes the portion of revenue related to small business programs paid by the end user/customer.
(3)	Revenue from our foreign operations were immaterial for the three months ended March 31, 2023 and April 1, 2022.

Three Months Ended March 31, 2023 Compared to Three Months Ended April 1, 2022

Contract revenue. Consolidated contract revenue increased $10.8 million, or 11.7%, in the three months ended March 31, 2023, compared to the three months ended April 1, 2022, primarily due to incremental revenues in both our Energy segment and in our Engineering and Consulting segment.

Contract revenue in our Energy segment increased $8.4 million, or 10.1%, in the three months ended March 31, 2023, compared to the three months ended April 1, 2022, primarily as a result of incremental revenues generated from increases in software licensing, planning and advisory consulting, and construction management revenues.

Contract revenue in our Engineering and Consulting segment increased $2.4 million, or 12.2%, in the three months ended March 31, 2023, compared to the three months ended April 1, 2022, primarily due to increased demand for services provided to our clients.

Direct costs of contract revenue. Direct costs of consolidated contract revenue were relatively flat for the three months ended March 31, 2023, compared to the three months ended April 1, 2022, even though contract revenue increased by 11.7%, as a result of the change in the mix of revenue as described above. The higher software licensing, planning and advisory consulting revenue requires little or no subcontracting or materials as a direct cost.

Direct costs of contract revenue in our Energy segment were relatively flat in the three months ended March 31, 2023, compared to the three months ended April 1, 2022. Direct costs of contract revenue for the Engineering and Consulting segment increased $0.9 million, or 9.9%, in the three months ended March 31, 2023, compared to the three months ended April 1, 2022.

Salaries and wages increased by $1.6 million, or 8.5%, and subcontractor services and other direct costs decreased by $0.8 million, or 1.8%, in the three months ended March 31, 2023, compared to the three months ended April 1, 2022. The increase in salaries and wages, and the decrease in subcontractor services and other direct costs, were primarily due to the increase in contract revenues as described above combined with changes in the mix of those contract revenues to those which contain a higher percentage of labor costs and lower percentage of material costs and installation subcontracting. In addition, project startup costs for new utility programs that were incurred during the first quarter of fiscal year 2022 were not incurred in the first quarter of fiscal year 2023.

Gross Profit. Gross profit increased 31.6% to $41.3 million, or 40.2% gross margin, for the three months ended March 31, 2023, compared to gross profit of $31.4 million, or 34.1% gross margin, for the three months ended April 1, 2022. The increase in our gross margin was primarily driven by changes in the mix of revenues as described above combined with the absence of project startup costs for new utility programs that occurred during the first quarter of fiscal year 2022 but did not occur in the first quarter of fiscal year 2023.

General and administrative expenses. General and administrative (“G&A”) expenses were relatively flat for the three months ended March 31, 2023, compared to the three months ended April 1, 2022. G&A expenses consisted of an increase of $1.2 million in the Energy segment combined with an increase of $1.0 million in the Engineering and Consulting segment, partially offset by a decrease of $1.9 million in unallocated corporate expenses.

Within G&A expenses, the increase of $3.0 million in salaries and wages, payroll taxes and employee benefits was partially offset by a decrease of $1.8 million in stock-based compensation combined with a decrease of $0.6 million in other general and administrative expenses, and a decrease of $0.2 million in depreciation and amortization. The increase in salaries and wages, payroll taxes and employee benefits was primarily due to an increase in incentive compensation. The decrease in stock-based compensation expenses was primarily related to previously awarded stock grants reaching the end of their corresponding vesting periods. The decrease in depreciation and amortization was primarily related to lower amortization of intangible assets from prior acquisitions.

Income (loss) from operations. Operating income was $4.0 million for the three months ended March 31, 2023, compared to an operating loss of $5.6 million for the three months ended April 1, 2022, as a result of the factors noted above.

Total other expense, net. Total other expense, net, increased $1.8 million, or 319%, for the three months ended March 31, 2023, compared to the three months ended April 1, 2022, primarily due to higher interest expense as a result of the increase in market interest rates which directly affected our variable interest rates under our Credit Facility.

Income tax expense (benefit). We recorded an income tax expense of $0.8 million for the three months ended March 31, 2023, compared to a tax benefit of $2.4 million for the three months ended April 1, 2022. The tax expense is primarily attributable to the income before income tax combined with the non-recurrence of a one-time tax benefit recognized in the three months ended April 1, 2022 related to additional energy efficiency building deductions. The effective rate for the three months ended March 31, 2023 was higher than expected statutory rates due to the timing of certain discrete items.

Net income (loss). Our net income was $0.9 million for the three months ended March 31, 2023, as compared to a net loss of $3.8 million for the three months ended April 1, 2022. The increase in net income was primarily attributable to the increase in revenue and gross profit, partially offset by higher interest expense and income tax expense.

Liquidity and Capital Resources

	Three Months Ended
	March 31,	April 1,
	2023	2022
	(in thousands)
Net cash provided by (used in):
Operating activities	$17,292	$(7,754)
Investing activities	(3,475)	(2,064)
Financing activities	(15,449)	6,248
Net increase (decrease) in cash and cash equivalents	$(1,632)	$(3,570)

Sources of Cash

Our primary sources of liquidity for the next 12 months and beyond are our cash generated from operations, cash and cash equivalents, and borrowings under our revolving credit facility under the Credit Agreement (the “Revolving Credit Facility”). We believe that our cash and cash equivalents, cash generated by operating activities, and available borrowings under our Revolving Credit Facility will be sufficient to finance our operating activities for at least the next 12 months. A recent amendment to our Revolving Credit Facility limited our borrowing capacity under our Revolving Credit Facility to no more than $10.0 million at any time during the period from November 1, 2022 through April 28, 2023, which was the date on which required financial statements and compliance documents were submitted to the administrative agent under the Credit Agreement for the fiscal quarter ending March 31, 2023. Such submission documented our compliance with all restrictive covenants under the Credit Agreement and thus removed the limit on our borrowing capacity and increased our borrowing capacity under our Revolving Credit Facility to the full $50.0 million. For more information, see Part I, Item 1, Note 5, “Debt Obligations”, and Note 12, “Subsequent Events”, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

As of March 31, 2023, we had a fully drawn $100 million Term A Loan with $62.5 million outstanding (the “Term A Loan”), a $50.0 million Revolving Credit Facility with no borrowed amounts outstanding and $4.1 million in letters of credit issued, and a fully drawn $50.0 million Delayed Draw Term Loan with $38.3 million outstanding (the “Delayed Draw Term Loan” and, collectively with the Term A Loan and the Revolving Credit Facility, the “Credit Facilities”), each scheduled to mature on June 26, 2024. In addition, as of March 31, 2023, we had $17.9 million of unrestricted cash and cash equivalents.

As of March 31, 2023, borrowings under our Credit Facilities, exclusive of the effects of upfront fees, undrawn fees and issuance cost amortization, bore interest at 8.9%. With the submission of the financial statements and compliance documentation noted above, the applicable margin on outstanding principal balances is reduced by an annual 2.0% compared to our applicable margin in the past two fiscal quarters. See Part I, Item 1, Note 5, “Debt Obligations”, and Note 12, “Subsequent Events”, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, and Part II, Item 8, Note 5, “Debt Obligations”, of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2022, for information regarding our indebtedness, including information about new borrowings and repayments, principal repayment terms, interest rates, covenants, and other key terms of our outstanding indebtedness.

Cash Flows from Operating Activities

Cash flows provided by operating activities were $17.3 million for the three months ended March 31, 2023, as compared to cash flows used in operating activities of $7.8 million for the three months ended April 1, 2022. Cash flows from operating activities primarily consists of net income, adjusted for non-cash charges, such as depreciation and amortization and stock-based compensation, plus or minus changes in current operating assets and liabilities. Cash flows provided by operating activities for the three months ended March 31, 2023, resulted primarily from the changing mix of revenues, combined with lower working capital requirements. Cash flows used in operating activities for the three months ended April 1, 2022, resulted primarily from the changing mix of revenues, combined with the increased demand for working capital related to the resumption of our utility programs that were suspended in 2021 and start-up costs associated with certain new contract awards.

Cash Flows from Investing Activities

Cash flows used in investing activities were $3.5 million for the three months ended March 31, 2023, as compared to cash flows used in investing activities of $2.1 million for the three months ended April 1, 2022. Cash flows used in investing activities for the three months ended March 31, 2023 and for the three months ended April 1, 2022, were primarily due to cash paid for the development of software and the purchase of equipment.

Cash Flows from Financing Activities

Cash flows used in financing activities were $15.5 million for the three months ended March 31, 2023, as compared to cash flows provided by financing activities of $6.2 million for the three months ended April 1, 2022. Cash flows used in financing activities for the three months ended March 31, 2023 were primarily attributable to the disbursement of the $10.7 million in restricted cash for utility rebate incentives and repayments of $5.3 million under our term loan facility and revolving line of credit. Cash flows provided by financing activities for the three months ended April 1, 2022, were primarily attributable to borrowings of $20.0 million under our Delayed Draw Term Loan, partially offset by payments of $10.2 million for contingent consideration related to prior acquisitions combined with repayments of $3.3 million under our term loan facility and revolving line of credit.

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

Contractual Obligations

The following table sets forth our known contractual obligations as of March 31, 2023:

		Less than			More than
Contractual Obligations	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
	( in thousands)
Long term debt (1)	$101,797	$16,436	$85,361	$—	$—
Interest payments on debt outstanding (2)	10,236	8,298	1,938	—	—
Operating leases	14,231	4,435	6,521	2,864	411
Finance leases	2,459	1,105	1,170	184	—
Total contractual cash obligations	$128,723	$30,274	$94,990	$3,048	$411
(1)	Long-term debt includes $62.5 million outstanding on our Term A Loan and $38.3 million outstanding on our Delayed Draw Term Loan as of March 31, 2023. We have assumed no future borrowings or repayments (other than at maturity) for purposes of this table. Our term loans are scheduled to mature on June 26, 2024.
(2)	Borrowings under our Term A Loan and Delayed Draw Term Loan bear interest at a variable rate. Future interest payments on our Credit Facilities are estimated using floating rates in effect as of March 31, 2023.

We are obligated to pay earn-out payments in connection with our 2019 acquisition of Energy and Environmental Economics, Inc. (“E3, Inc.”) if E3, Inc. exceeds certain financial targets during the three years after the E3, Inc. closing date. As of March 31, 2023, we had remaining contingent consideration payable of $4.0 million related to this acquisition.

Outstanding Indebtedness

See Part I, Item 1, Note 5, “Debt Obligations”, and Note 12, “Subsequent Events”, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, and Part II, Item 8, Note 5, “Debt Obligations”, of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2022, for information regarding our indebtedness, including information about new borrowings and repayments, principal repayment terms, interest rates, covenants, and other key terms of our outstanding indebtedness.

Impact of Inflation

Due to the average duration of our projects and our ability to negotiate prices as contracts end and new contracts begin, historically, our operations have not been materially impacted by inflation.

While immaterial to our results of operations and financial condition, we experienced higher cost of materials and delays in our supply chain for equipment during fiscal year 2022, and we expect these higher costs and delays in our supply chain to persist through fiscal year 2023. The prices of finished products from manufacturers are subject to fluctuation and increases. It is difficult to accurately measure the impact of inflation, tariffs, price escalation, raw material costs, and other factors that impact the cost of finished goods due to the imprecise nature of the estimates required.

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

Components of Revenue and Expense

Contract Revenue

We generally provide our services under contracts, purchase orders or retainer letters. The agreements we enter into with our clients typically incorporate one of three principal types of pricing provisions: time-and-materials, unit-based, and fixed price. Revenue on our time-and-materials and unit-based contracts are recognized as the work is performed in accordance with specific terms of the contract. As of March 31, 2023, 22% of our contracts are time-and-materials contracts, 47% are unit-based contracts, and 31% are fixed price contracts, compared to 24% for time-and-materials contracts, 50% for unit-based contracts, and 26% for fixed price contracts, as of April 1, 2022.

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

Our contracts come up for renewal periodically and at the time of renewal may be subject to renegotiation, which could impact the profitability on that contract. In addition, during the term of a contract, public agencies may request additional or revised services which may impact the economics of the transaction. Most of our contracts permit our clients, with prior notice, to terminate the contracts at any time without cause. While we have a large volume of contracts, the renewal, termination or modification of a contract, in particular contracts with Consolidated Edison, the Dormitory Authority-State of New York, the New York City Housing Authority, and utility programs associated with Los Angeles Department of Water and Power and Duke Energy Corp., may have a material effect on our consolidated operations.

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

There have been no material changes in our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for our fiscal year ended December 30, 2022. Please refer to Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 30, 2022 for a discussion of our critical accounting policies and estimates.

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

As of March 31, 2023, we had cash and cash equivalents of $17.9 million. This amount represents cash on hand in business checking accounts with BMO Harris Bank, N.A. We do not engage in trading activities and do not participate in foreign currency transactions.

We are subject to interest rate risk in connection with our Term A Loan and borrowings, if any, under our Revolving Credit Facility and Delayed Draw Term Loan, each of which bears interest at variable rates. As of March 31, 2023, $62.5 million was outstanding under our Term A Loan, $38.3 million was outstanding under our Delayed Draw Term Loan, no borrowed amounts were outstanding and $4.1 million in letters of credit were issued under the Revolving Credit Facility. Each of our Term A Loan, Revolving Credit Facility and Delayed Draw Term Loan mature as of June 26, 2024 and are governed by our Credit Agreement.

Pursuant to the Credit Agreement, (as described in Part I, Item 1, Note 5, “Debt Obligations”, and Note 12, “Subsequent Events”, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q), during the period from November 1, 2022 until the date on which the Administrative Agent received the required financial statements under the Credit Agreement for the fiscal quarter ended March 31, 2023, (A) borrowings under the Credit Agreement bore interest at the Secured Overnight Financing Rate (“SOFR”) plus 4.00%; provided, that SOFR could not be less than 0.00%, and (B) the Company was required to pay a commitment fee of 0.50% per annum for the unused portion of the Revolving Credit Facility under the Credit Agreement. Effective April 28, 2023, which is the date that the Administrative Agent received the required financial statements for the fiscal quarter ending March 31, 2023, borrowings under the Credit Agreement bear interest at either a Base Rate (as defined in the Credit Agreement) or SOFR, at the Company’s option, and in each case, plus an applicable margin, which applicable margin will range from 0.125% to 1.25% with respect to Base Rate borrowings and 1.125% to 2.25% with respect to SOFR borrowings, depending on the Total Leverage Ratio; provided, that SOFR cannot be less than 0.00%, with the specific pricing reset on each date on which the Administrative Agent receives the required financial statements under the Credit Agreement for the fiscal quarter then ended. The Company must also pay a commitment fee for the unused portion of the Revolving Credit Facility and the Delayed Draw Term Loan under the Credit Agreement, which ranges from 0.15% to 0.40% per annum depending on the Total Leverage Ratio, and fees on the face amount of any letters of credit outstanding under the Revolving Credit Facility, which range from 0.84% to 1.688% per annum, in each case, depending on whether such letter of credit is a performance or financial letter of credit and the Total Leverage Ratio. Based upon the amount of our outstanding indebtedness as of March 31, 2023, a one percentage point increase in the effective interest rate would change our annual interest expense by approximately $1.0 million in fiscal year 2023.

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

In connection with the preparation of this Quarterly Report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, as of March 31, 2023.

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

ITEM 1A. Risk Factors

There are no material changes to the risk factors set forth in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 30, 2022.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the fiscal quarter ended March 31, 2023, we made the following repurchases of shares of our common stock from employees to satisfy tax withholding obligations incurred in connection with the vesting of restricted stock:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Programs
December 31, 2022 – January 27, 2023	—	—	—	—
January 28, 2023 – February 24, 2023	2,972	$20.82	—	—
February 25, 2023 – March 31, 2023	3,615	$17.10	—	—
TOTAL	6,587	$18.78	—	—

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

10.1†

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
May 4, 2023