Form 10-Q
period 2023-06-30
Willdan Group, Inc.
filed 2023-08-04
CIK 1370450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 2, 2023, there were 13,594,982 shares of common stock, $0.01 par value per share, of Willdan Group, Inc. issued and outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(Unaudited)

	June 30,	December 30,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$13,649	$8,806
Restricted cash	—	10,679
Accounts receivable, net of allowance for doubtful accounts of $373 and $640 at June 30, 2023 and December 30, 2022, respectively	54,572	60,202
Contract assets	79,300	83,060
Other receivables	2,852	4,773
Prepaid expenses and other current assets	5,399	6,454
Total current assets	155,772	173,974
Equipment and leasehold improvements, net	25,494	22,537
Goodwill	130,124	130,124
Right-of-use assets	13,894	12,390
Other intangible assets, net	36,237	41,486
Other assets	15,607	10,620
Deferred income taxes, net	17,692	18,543
Total assets	$394,820	$409,674
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$35,155	$28,833
Accrued liabilities	36,954	59,110
Contingent consideration payable	—	4,000
Contract liabilities	14,950	12,585
Notes payable	102,619	16,903
Finance lease obligations	1,143	1,113
Lease liability	4,877	4,625
Total current liabilities	195,698	127,169
Notes payable	19	90,544
Finance lease obligations, less current portion	1,251	1,601
Lease liability, less current portion	10,731	8,599
Other noncurrent liabilities	259	259
Total liabilities	207,958	228,172

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 40,000 shares authorized; 13,504 and 13,296 shares issued and outstanding at June 30, 2023 and December 30, 2022, respectively	135	133
Additional paid-in capital	181,747	177,718
Accumulated other comprehensive loss	—	—
Retained earnings	4,980	3,651
Total stockholders’ equity	186,862	181,502
Total liabilities and stockholders’ equity	$394,820	$409,674

See accompanying notes to Condensed Consolidated Financial Statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2023	2022	2023	2022
Contract revenue	$119,077	$102,645	$221,680	$194,483

Direct costs of contract revenue (inclusive of directly related depreciation and amortization):
Salaries and wages	21,302	21,284	41,712	40,094
Subcontractor services and other direct costs	57,142	49,771	98,054	91,439
Total direct costs of contract revenue	78,444	71,055	139,766	131,533

General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	22,416	20,439	44,801	39,796
Facilities and facility related	2,619	2,373	4,897	4,771
Stock-based compensation	1,287	1,714	2,820	5,019
Depreciation and amortization	4,128	4,426	8,328	8,835
Other	7,709	7,936	14,580	15,435
Total general and administrative expenses	38,159	36,888	75,426	73,856
Income (Loss) from operations	2,474	(5,298)	6,488	(10,906)

Other income (expense):
Interest expense, net	(2,207)	(1,030)	(4,673)	(1,781)
Other, net	373	329	513	526
Total other expense, net	(1,834)	(701)	(4,160)	(1,255)
Income (Loss) before income taxes	640	(5,999)	2,328	(12,161)

Income tax (benefit) expense	243	(1,673)	999	(4,062)
Net income (loss)	397	(4,326)	1,329	(8,099)

Other comprehensive income (loss):
Unrealized gain (loss) on derivative contracts, net of tax	—	—	—	38
Comprehensive income (loss)	$397	$(4,326)	$1,329	$(8,061)

Earnings (Loss) per share:
Basic	$0.03	$(0.33)	$0.10	$(0.63)
Diluted	$0.03	$(0.33)	$0.10	$(0.63)

Weighted-average shares outstanding:
Basic	13,344	13,016	13,305	12,901
Diluted	13,487	13,016	13,481	12,901

See accompanying notes to Condensed Consolidated Financial Statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Earnings	Total
Balance at December 30, 2022	13,296	$133	$177,718	$—	$3,651	$181,502
Shares of common stock issued in connection with employee stock purchase plan	92	1	1,391	—	—	1,392
Shares used to pay taxes on stock grants	(7)	—	(124)	—	—	(124)
Issuance of restricted stock award and units	108	1	(1)	—	—	—
Stock-based compensation expense	—	—	1,533	—	—	1,533
Net income (loss)	—	—	—	—	932	932
Balance at March 31, 2023	13,489	$135	$180,517	$—	$4,583	$185,235
Shares of common stock issued in connection with incentive stock plan	2	—	7	—	—	7
Shares used to pay taxes on stock grants	(4)	—	(64)	—	—	(64)
Issuance of restricted stock award and units	17	—	—	—	—	—
Stock-based compensation expense	—	—	1,287	—	—	1,287
Net income (loss)	—	—	—	—	397	397
Balance at June 30, 2023	13,504	$135	$181,747	$—	$4,980	$186,862

				Accumulated
			Additional	other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Earnings	Total
Balance at December 31, 2021	12,804	$128	$167,032	$(38)	$12,099	$179,221
Shares of common stock issued in connection with employee stock purchase plan	52	1	1,560	—	—	1,561
Shares of common stock issued in connection with incentive stock plan	4	—	23	—	—	23
Shares used to pay taxes on stock grants	(27)	—	(837)	—	—	(837)
Issuance of restricted stock award and units	373	3	(3)	—	—	—
Stock-based compensation expense	—	—	3,305	—	—	3,305
Net income (loss)	—	—	—	—	(3,773)	(3,773)
Net unrealized gain on derivative contracts	—	—	—	38	—	38
Balance at April 1, 2022	13,206	$132	$171,080	$—	$8,326	$179,538
Shares of common stock issued in connection with employee stock purchase plan	—	—	—	—	—	—
Shares of common stock issued in connection with incentive stock plan	—	—	—	—	—	—
Shares used to pay taxes on stock grants	(5)	—	(116)	—	—	(116)
Issuance of restricted stock award and units	14	—	—	—	—	—
Stock-based compensation expense	—	—	1,714	—	—	1,714
Net income (loss)	—	—	—	—	(4,326)	(4,326)
Net unrealized gain on derivative contracts	—	—	—	—	—	—
Balance at July 1, 2022	13,215	$132	$172,678	$—	$4,000	$176,810

See accompanying notes to Condensed Consolidated Financial Statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended
	June 30,	July 1,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$1,329	$(8,099)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8,328	8,835
Deferred income taxes, net	851	(2,842)
(Gain) loss on sale/disposal of equipment	(50)	(69)
Provision for doubtful accounts	146	107
Stock-based compensation	2,820	5,019
Accretion and fair value adjustments of contingent consideration	—	111
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts receivable	5,484	6,803
Contract assets	3,760	(1,889)
Other receivables	1,921	36
Prepaid expenses and other current assets	1,217	225
Other assets	(4,987)	(48)
Accounts payable	6,322	(8,859)
Accrued liabilities	(11,477)	(648)
Contract liabilities	2,365	(2,089)
Right-of-use assets	880	(162)
Net cash (used in) provided by operating activities	18,909	(3,569)
Cash flows from investing activities:
Purchase of equipment, software, and leasehold improvements	(5,762)	(4,344)
Proceeds from sale of equipment	55	73
Net cash (used in) provided by investing activities	(5,707)	(4,271)
Cash flows from financing activities:
Payments on contingent consideration	(4,000)	(10,206)
Payment on restricted cash	(10,679)	—
Payments on notes payable	(971)	(1,051)
Borrowings under term loan facility and line of credit	5,000	20,000
Repayments under term loan facility and line of credit	(9,000)	(6,500)
Principal payments on finance leases	(599)	(444)
Proceeds from stock option exercise	7	23
Proceeds from sales of common stock under employee stock purchase plan	1,392	1,561
Cash used to pay taxes on stock grants	(188)	(953)
Net cash (used in) provided by financing activities	(19,038)	2,430
Net increase (decrease) in cash, cash equivalents and restricted cash	(5,836)	(5,410)
Cash, cash equivalents and restricted cash at beginning of period	19,485	11,221
Cash, cash equivalents and restricted cash at end of period	$13,649	$5,811
Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$4,464	$1,584
Income taxes	(1,696)	474
Supplemental disclosures of noncash investing and financing activities:
Equipment acquired under finance leases	278	1,431

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

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Credit Agreement Refinancing

As described in Note 5, “Debt Obligations”, and Part I, Item 3, “Quantitative and Qualitative Disclosures About Market Risk”, the Company’s current Credit Agreement (as defined below) matures on June 26, 2024. Pursuant to the terms of the Credit Agreement, the Company’s Term A Loan (as defined below) amortizes quarterly in installments of $2.5 million beginning with the fiscal quarter ending September 27, 2019, with a final payment of all then remaining principal and interest due on the maturity date of June 26, 2024. In addition, each borrowing under the Company’s Delayed Draw Term Loan (as defined below) amortizes quarterly in an amount equal to 2.5% of the aggregate outstanding borrowings under the Delayed Draw Term Loan, beginning with the first full fiscal quarter ending after the initial borrowing date, with a final payment of all then remaining principal and interest due on the maturity date of June 26, 2024.

In accordance with ASC Topic 205, when preparing financial statements for each reporting period, the Company evaluates whether there are conditions or events that, when considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The Company considered its Credit Agreement’s principal and interest payment due on June 26, 2024 and assessed its current financial condition and liquidity sources, including current funds available, forecasted future cash flows, and conditional and unconditional obligations due over the next twelve months. Based on that analysis, only as a result of the Company’s obligation under the Credit Agreement to make final payment of all then remaining principal and interest on June 26, 2024, does an event arise which raises substantial doubt with respect to the Company's ability to continue as a going concern within one year after the date that the Condensed Consolidated Financial Statements are issued.

The Company intends to refinance its Credit Agreement and has entered into an engagement to secure a new three-year financing facility with a syndicate of financial institutions as lenders which, among other things, will repay 100% of the obligations under the existing Credit Agreement and extend the due date of the maturity payment by more than two years from the current maturity date. The Company expects to finalize its refinancing efforts and enter into a new credit facility during the second half of fiscal 2023. Accordingly, the Company believes that its refinancing plan alleviates any substantial doubt about the Company's ability to continue as a going concern within one year after the date that the consolidated financial statements are issued because it expects to fully refinance the Credit Agreement with a new credit facility prior to June 26, 2024, the date on which final payment of all then remaining principal and interest under the current Credit Agreement is due.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

2. RECENT ACCOUNTING PRONOUNCEMENTS

As of June 30, 2023, there were no accounting pronouncements recently issued, or with future effective dates, that are either applicable nor are expected to have an impact to the Company’s Condensed Consolidated Financial Statements.

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

Retainage, included in contract assets, represents amounts withheld from billings to the Company’s clients pursuant to provisions in the contracts and may not be paid to the Company until specific tasks are completed or the project is completed and, in some instances, for even longer periods. As of June 30, 2023 and December 30, 2022, contract assets included retainage of approximately $12.5 million and $8.5 million, respectively.

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
(Unaudited)

4. SUPPLEMENTAL FINANCIAL STATEMENT DATA

Restricted Cash

The following table provides a reconciliation of cash and cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows:

	June 30,	December 30,
	2023	2022
	(in thousands)
Cash and cash equivalents	$13,649	$8,806
Restricted cash	—	10,679
Total cash, cash equivalents, and restricted cash shown in the consolidated statement of cash flows	$13,649	$19,485

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

Equipment and Leasehold Improvements

	June 30,	December 30,
	2023	2022
	(in thousands)
Furniture and fixtures	$4,188	$4,062
Computer hardware and software	40,434	35,635
Leasehold improvements	3,832	3,097
Equipment under finance leases	5,588	5,503
Automobiles, trucks, and field equipment	3,135	3,134
Subtotal	57,177	51,431
Accumulated depreciation and amortization	(31,683)	(28,894)
Equipment and leasehold improvements, net	$25,494	$22,537

Included in accumulated depreciation and amortization is $0.6 million and $1.1 million of amortization expense related to equipment held under finance leases for the six months ended June 30, 2023 and for fiscal year 2022, respectively.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Accrued Liabilities

	June 30,	December 30,
	2023	2022
	(in thousands)
Accrued subcontractor costs	$21,927	$28,374
Accrued bonuses	6,758	8,470
Employee withholdings	2,795	2,571
Compensation and payroll taxes	2,690	2,340
Rebate and other	303	14,643
Accrued accounting and taxes	2,481	2,712
Total accrued liabilities	$36,954	$59,110

Goodwill

	December 30,	Additional	Additions /	June 30,
	2022	Purchase Cost	Adjustments	2023
	(in thousands)
Reporting Unit:
Energy	$129,375	$—	$—	$129,375
Engineering and Consulting	749	—	—	749
	$130,124	$—	$—	$130,124

The Company tests its goodwill at least annually for possible impairment. The Company completes its annual testing of goodwill as of the last day of the first month of its fourth fiscal quarter each year to determine whether there is a potential impairment. In addition to the Company’s annual test, it regularly evaluates whether events and circumstances have occurred that may indicate a potential impairment of goodwill. During the quarter ended June 30, 2023, although the Company experienced declines in the market price of its stock, such decreases did not result in the Company’s market capitalization decreasing below book value. The Company evaluated the current economic environment and noted that it does not believe it is more likely than not that goodwill was impaired as of June 30, 2023.

Intangible Assets

	June 30, 2023		December 30, 2022
	Gross	Accumulated	Gross	Accumulated	Amortization
	Amount	Amortization	Amount	Amortization	Period
	(in thousands)				(in years)
Finite:
Tradename	$15,911	$11,986	$15,911	$10,990	2.5	-	6.0
Developed technology	15,810	13,332	15,810	11,871	8.0
Customer relationships	58,149	28,315	58,149	25,523	5.0	-	8.0
Total intangible assets	$89,870	$53,633	$89,870	$48,384

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

5. DEBT OBLIGATIONS

Debt obligations, excluding obligations under finance leases (see Note 6, Leases, below), consisted of the following:

	June 30,	December 30,
	2023	2022
	(in thousands)
Outstanding borrowings on Term A Loan	$60,000	$65,000
Outstanding borrowings on Revolving Credit Facility	5,000	—
Outstanding borrowings on Delayed Draw Term Loan	37,000	41,000
Other debt agreements	988	1,958
Total debt	102,988	107,958
Issuance costs and debt discounts	(350)	(511)
Subtotal	102,638	107,447
Less current portion of long-term debt	102,619	16,903
Long-term debt portion	$19	$90,544

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

Effective April 28, 2023, borrowings under the Credit Agreement bear interest at either a Base Rate (as defined in the Credit Agreement) or the Secured Overnight Financing Rate (“SOFR”), at the Company’s option, and in each case, plus an applicable margin, which applicable margin ranges from 0.125% to 1.25% with respect to Base Rate borrowings and 1.125% to 2.25% with respect to SOFR borrowings, depending on the Total Leverage Ratio; provided, that SOFR cannot be less than 0.00%, with the specific pricing reset on each date on which the Administrative Agent receives the required financial statements under the Credit Agreement for the fiscal quarter then ended. The Company

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

must also pay a commitment fee for the unused portion of the Revolving Credit Facility and the Delayed Draw Term Loan under the Credit Agreement, which ranges from 0.15% to 0.40% per annum depending on the Total Leverage Ratio, and fees on the face amount of any letters of credit outstanding under the Revolving Credit Facility, which range from 0.84% to 1.688% per annum, in each case, depending on whether such letter of credit is a performance or financial letter of credit and the Total Leverage Ratio.

The Credit Agreement requires the Company to comply with certain financial covenants, including requiring that the Company maintain a (i) Total Leverage Ratio of at least 3.25 to 1.00, and (ii) Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of not less than 1.20 to 1.00, in each case tested quarterly. The Credit Agreement also contains customary events of default and contains other customary restrictive covenants.

As of June 30, 2023, the Company was in compliance with all covenants contained in the Credit Agreement.

Other Debt Agreements

The Company’s other debt agreements are related to financed insurance premiums, a financed software agreement, and a utility customer agreement and are immaterial to the Company’s Condensed Consolidated Financial Statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

6. LEASES

The Company leases certain office facilities under long-term, non-cancellable operating leases that expire at various dates through the year 2028. In addition, the Company is obligated under finance leases for certain furniture and office equipment that expire at various dates through the year 2027.

From time to time, the Company enters into non-cancelable leases for some of its facility and equipment needs. These leases allow the Company to conserve cash by paying a monthly lease rental fee for the use of facilities and equipment rather than purchasing them. The Company’s leases typically have remaining terms ranging from one to eight years, some of which may include options to extend the leases for up to five years, and some of which may include options to terminate the leases within one year. Currently, all of the Company’s leases contain fixed payment terms. The Company may decide to cancel or terminate a lease before the end of its term, in which case the Company is typically liable to the lessor for the remaining lease payments under the term of the lease. Additionally, all of the Company’s month-to-month leases are cancelable by the Company or the lessor, at any time, and are not included in the Company’s right-of-use asset or lease liability. As of June 30, 2023, the Company had no leases with residual value guarantees. Typically, the Company has purchase options on the equipment underlying its long-term leases. The Company may exercise some of these purchase options when the need for equipment is on-going and the purchase option price is attractive. Nonperformance-related default covenants, cross-default provisions, subjective default provisions and material adverse change clauses contained in material lease agreements, if any, are also evaluated to determine whether those clauses affect lease classification in accordance with ASC Topic 842-10-25. Leases are accounted for as operating or financing leases, depending on the terms of the lease.

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

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following is a summary of the Company’s lease expense:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Operating lease cost	$1,664	$1,534	$3,157	$3,112
Finance lease cost:
Amortization of assets	318	255	629	488
Interest on lease liabilities	24	15	46	29
Total net lease cost	$2,006	$1,804	$3,832	$3,629

The following is a summary of lease information presented on the Company’s consolidated balance sheet:

	June 30,	December 30,
	2023	2022
	(in thousands)
Operating leases:
Right-of-use assets	$13,894	$12,390

Lease liability	$4,877	$4,625
Lease liability, less current portion	10,731	8,599
Total lease liabilities	$15,608	$13,224

Finance leases (included in equipment and leasehold improvements, net):
Equipment and leasehold improvements, net	$5,588	$5,503
Accumulated depreciation	(3,266)	(2,830)
Total equipment and leasehold improvements, net	$2,322	$2,673

Finance lease obligations	$1,143	$1,113
Finance lease obligations, less current portion	1,251	1,601
Total finance lease obligations	$2,394	$2,714

Weighted average remaining lease term (in years):
Operating Leases	3.60	3.35
Finance Leases	2.42	2.66

Weighted average discount rate:
Operating Leases	5.74%	4.25%
Finance Leases	4.06%	3.47%

Rent expense was $1.8 million and $3.4 million for the three and six months ended June 30, 2023, respectively, as compared to $1.7 million and $3.3 million for the three and six months ended July 1, 2022, respectively.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following is a summary of other information and supplemental cash flow information related to finance and operating leases:

	Six Months Ended
	June 30,	July 1,
	2023	2022
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$3,003	$3,273
Operating cash flow from finance leases	46	29
Financing cash flow from finance leases	599	444

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$4,264	$1,002

The following is a summary of the maturities of lease liabilities as of June 30, 2023:

	Operating	Finance
	(in thousands)
Fiscal year:
Remainder of 2023	$2,793	$681
2024	4,968	1,071
2025	3,988	472
2026	3,369	211
2027	1,519	80
2028 and thereafter	816	7
Total lease payments	17,453	2,522
Less: Imputed interest	(1,845)	(128)
Total lease obligations	15,608	2,394
Less: Current obligations	4,877	1,143
Noncurrent lease obligations	$10,731	$1,251

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

The Company’s defined contribution plan (the “Plan”) covers employees who have completed three months of service and who have attained 21 years of age. The Company elects to make matching contributions equal to 50% of the participants’ contributions to the Plan, up to 6% of the individual participant’s compensation, and subject to a maximum of $3,000 per employee. Under the Plan, the Company may make discretionary contributions to employee accounts.

During each of the six months ended June 30, 2023 and July 1, 2022, the Company made matching contributions of $1.6 million.

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

The Company manages Genesys and has the power to direct the activities that most significantly impact Genesys’s performance, in addition to being obligated to absorb expected losses from Genesys. Accordingly, the Company is the primary beneficiary of Genesys and consolidates Genesys as a VIE. In addition, the Company concluded there is no noncontrolling interest related to the consolidation of Genesys because the Company determined that (i) the shareholder of Genesys does not have more than a nominal amount of equity investment at risk, (ii) WES absorbs the expected losses of Genesys through its deferral of Genesys’s service fees owed to WES and the Company has, since entering into the administrative services agreement, had to continuously defer service fees for Genesys, and (iii) the Company believes Genesys will continue to have a shortfall on payment of its service fees for the foreseeable future, leaving no expected residual returns for the shareholder. As of June 30, 2023, the Company had one VIE — Genesys.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

8. SEGMENT AND GEOGRAPHICAL INFORMATION

Segment Information

The Company’s two segments are Energy, and Engineering and Consulting, and the Company’s chief operating decision maker, which continues to be its chief executive officer, receives and reviews financial information in this format.

There were no intersegment sales during the three and six months ended June 30, 2023 and July 1, 2022. The Company’s chief operating decision maker evaluates the performance of each segment based upon income or loss from operations before income taxes. Certain segment asset information including expenditures for long-lived assets has not been presented as it is not reported to or reviewed by the chief operating decision maker. In addition, enterprise-wide service line contract revenue is not included as it is impracticable to report this information for each group of similar services.

Financial information with respect to the reportable segments and reconciliation to the amounts reported in the Company’s Condensed Consolidated Financial Statements is as follows:

		Engineering	Unallocated		Consolidated
	Energy	& Consulting	Corporate	Intersegment	Total
	(in thousands)
Fiscal Three Months Ended June 30, 2023
Contract revenue	$98,015	$21,062	$-	$-	$119,077
Depreciation and amortization	3,877	251	-	-	4,128
Interest expense, net	1	-	2,206	-	2,207
Segment profit (loss) before income tax expense	603	3,218	(3,181)	-	640
Income tax expense (benefit)	207	1,332	(1,296)	-	243
Net income (loss)	397	1,885	(1,885)	-	397
Segment assets (1)	333,136	23,851	60,963	(23,130)	394,820
Fiscal Three Months Ended July 1, 2022
Contract revenue	$84,675	$17,970	$-	$-	$102,645
Depreciation and amortization	4,183	243	-	-	4,426
Interest expense, net	1	-	1,029	-	1,030
Segment profit (loss) before income tax expense	(6,357)	2,531	(2,173)	-	(5,999)
Income tax expense (benefit)	(1,891)	732	(514)	-	(1,673)
Net income (loss)	(4,467)	1,798	(1,657)	-	(4,326)
Segment assets (1)	323,070	23,293	58,650	(23,130)	381,883
Fiscal Six Months Ended June 30, 2023
Contract revenue	$181,300	$40,380	$-	$-	$221,680
Depreciation and amortization	7,801	527	-	-	8,328
Interest expense, net	3	-	4,670	-	4,673
Segment profit (loss) before income tax expense	3,374	5,805	(6,851)	-	2,328
Income tax expense (benefit)	1,448	2,490	(2,939)	-	999
Net income (loss)	1,927	3,313	(3,911)	-	1,329
Segment assets (1)	333,136	23,851	60,963	(23,130)	394,820
Fiscal Six Months Ended July 1, 2022
Contract revenue	$159,561	$34,922	$-	$-	$194,483
Depreciation and amortization	8,340	495	-	-	8,835
Interest expense, net	5	-	1,776	-	1,781
Segment profit (loss) before income tax expense	(10,710)	4,638	(6,089)	-	(12,161)
Income tax expense (benefit)	(3,578)	1,549	(2,033)	-	(4,062)
Net income (loss)	(7,132)	3,088	(4,055)	-	(8,099)
Segment assets (1)	323,070	23,293	58,650	(23,130)	381,883
(1)	Segment assets are presented net of intercompany receivables.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following tables provide information about disaggregated revenue by contract type, client type and geographical region:

	Three months ended June 30, 2023
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$8,947	$16,443	$25,390
Unit-based	39,900	3,818	43,718
Fixed price	49,168	801	49,969
Total (1)	$98,015	$21,062	$119,077

Client Type
Commercial	$7,440	$1,376	$8,816
Government	40,543	19,610	60,153
Utilities (2)	50,032	76	50,108
Total (1)	$98,015	$21,062	$119,077

Geography (3)
Domestic	$98,015	$21,062	$119,077

	Six months ended June 30, 2023
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$16,656	$30,997	$47,653
Unit-based	84,827	7,434	92,261
Fixed price	79,817	1,949	81,766
Total (1)	$181,300	$40,380	$221,680

Client Type
Commercial	$14,159	$2,540	$16,699
Government	66,618	37,705	104,323
Utilities (2)	100,523	135	100,658
Total (1)	$181,300	$40,380	$221,680

Geography (3)
Domestic	$181,300	$40,380	$221,680

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

	Three months ended July 1, 2022
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$7,587	$13,340	$20,927
Unit-based	42,544	3,755	46,299
Fixed price	34,545	874	35,419
Total (1)	$84,675	$17,970	$102,645

Client Type
Commercial	$6,701	$1,476	$8,177
Government	29,861	16,338	46,199
Utilities (2)	48,114	156	48,270
Total (1)	$84,675	$17,970	$102,645

Geography (3)
Domestic	$84,675	$17,970	$102,645

	Six months ended July 1, 2022
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$16,405	$26,341	$42,746
Unit-based	85,501	6,739	92,240
Fixed price	57,655	1,842	59,497
Total (1)	$159,561	$34,922	$194,483

Client Type
Commercial	$14,790	$2,954	$17,744
Government	48,220	31,791	80,011
Utilities (2)	96,551	177	96,728
Total (1)	$159,561	$34,922	$194,483

Geography (3)
Domestic	$159,561	$34,922	$194,483

(1)	Amounts may not add to the totals due to rounding.
(2)	Includes the portion of revenue related to small business programs paid by the end user/customer.
(3)	Revenue from the Company’s foreign operations were not material for the three and six months ended June 30, 2023 and July 1, 2022.

Geographical Information

Substantially all of the Company’s consolidated revenue was derived from its operations in the U.S. The Company operates through a network of offices spread across 22 U.S. states, the District of Columbia, the Commonwealth of Puerto Rico, and Canada. Revenues from the Company’s Puerto Rican and Canadian operations were not material for the three and six months ended June 30, 2023 nor the three and six months ended July 1, 2022.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Customer Concentration

For the three and six months ended June 30, 2023, the Company’s top 10 customers accounted for 51.7%, and 51.4%, respectively, of the Company’s consolidated contract revenue. For the three and six months ended July 1, 2022, the Company’s top 10 customers accounted for 55.4%, and 54.4%, respectively, of the Company’s consolidated contract revenue.

For the three months ended June 30, 2023, the Company had two customers, Dormitory Authority-State New York (“DASNY”) and the Los Angeles Department of Water and Power (“LADWP”), that accounted for 10.7% and 10.3% of its consolidated contract revenues, respectively. For the six months ended June 30, 2023, the Company had one customer, LADWP, that accounted for 10.6% of its consolidated contract revenues. For the three and six months ended July 1, 2022, the Company had one customer, LADWP, that accounted for 14.6% and 15.8%, respectively, of its consolidated contract revenues.

On a segment basis, the Company had individual customers that accounted for more than 10% of its segment contract revenues. For the three months ended June 30, 2023, the Company had two customers, DASNY and LADWP, that accounted for 13.0% and 12.5% of its Energy segment revenues, respectively. For the six months ended June 30, 2023, the Company had two customers, LADWP and DASNY, that accounted for 13.0% and 11.6% of its Energy segment revenues, respectively. For the three and six months ended June 30, 2023, no single customer accounted for 10% or more of its Engineering and Consulting segment revenues. For the three and six months ended July 1, 2022, the Company derived 17.6% and 19.2%, respectively, of its Energy segment revenues from one customer, LADWP. For the three and six months ended July 1, 2022, no single customer accounted for 10% or more of its Engineering and Consulting segment revenues.

On a geographical basis, the Company’s largest clients are based in California and New York. For the three and six months ended June 30, 2023, services provided to clients in California accounted for 41.4% and 41.9%, respectively, of the Company’s contract revenue and services provided to clients in New York accounted for 26.1% and 25.3%, respectively, of the Company’s contract revenue. For the three and six months ended July 1, 2022, services provided to clients in California accounted for 40.9% and 42.2%, respectively, of the Company’s contract revenue and services provided to clients in New York accounted for 19.6% and 20.2%, respectively, of the Company’s contract revenue.

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

At the end of fiscal year 2022, the Company’s total valuation allowance was $1.2 million, remaining unchanged from the end of fiscal year 2021. As of June 30, 2023, the Company assessed all available positive and negative evidence available to determine whether, based on the weight of that evidence, there was a change in judgment related to the utilization of deferred tax assets in future years. The Company concluded that as of June 30, 2023, the valuation allowance for the Company’s deferred tax assets was appropriate in accordance with ASC 740. Consequently, there was no change to the valuation allowance during the three and six months ended June 30, 2023.

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

The Company recognizes the tax benefit from uncertain tax positions if it is more likely than not that the tax positions will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefit is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. During the three and six months ended June 30, 2023, and three and six months ended July 1, 2022, the Company did not record a liability for uncertain tax positions.

Based on the Company’s estimates and determination of an effective tax rate for the year, the Company recorded an income tax expense of $0.2 million and $1.0 million for the three and six months ended June 30, 2023, respectively, as compared to an income tax benefit of $1.7 million and $4.1 million for the three and six months ended April 1, 2022, respectively. During the three and six months ended June 30, 2023, the difference between the effective tax rate and the federal statutory rate was primarily attributable to state taxes, non-deductible stock compensation, nondeductible executive compensation, research and development tax credits, and the commercial building energy efficiency deduction. During the three and six months ended July 1, 2022, the difference between the effective tax rate and the federal statutory rate was primarily attributable to state taxes, non-deductible stock compensation, nondeductible executive compensation, research and development tax credits, and the commercial building energy efficiency deduction.

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

The following table sets forth the number of weighted-average common shares outstanding used to compute basic and diluted EPS:

	Three months ended		Six months ended
	June 30,	July 1,	June 30,	July 1,
	2023	2022	2023	2022
	(in thousands, except per share amounts)
Net income (loss)	$397	$(4,326)	$1,329	$(8,099)
Weighted-average common shares outstanding	13,344	13,016	13,305	12,901
Effect of dilutive stock options and restricted stock awards	143	—	176	—
Weighted-average common shares outstanding-diluted	13,487	13,016	13,481	12,901
Earnings (Loss) per share:
Basic	$0.03	$(0.33)	$0.10	$(0.63)
Diluted	$0.03	$(0.33)	$0.10	$(0.63)

For the three and six months ended June 30, 2023, the Company excluded 451,000 and 433,000 common shares, respectively, subject to outstanding equity awards from the calculation of diluted shares because their impact would have been anti-dilutive. For the three and six months ended July 1, 2022, the Company reported a net loss, and accordingly, all outstanding equity awards have been excluded from such periods because including them would have been anti-dilutive.

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

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

12. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, Subsequent Events, the Company evaluates subsequent events up until the date the Condensed Consolidated Financial Statements are issued. As of August 3, 2023, there were no subsequent events required to be reported.

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

Key Developments

Credit Agreement Refinancing

As described in Part I, Item 1, Note 5, “Debt Obligations”, and Part I, Item 3, “Quantitative and Qualitative Disclosures About Market Risk”, our current Credit Agreement (as defined below) matures on June 26, 2024. Pursuant to the terms of the Credit Agreement, our Term A Loan (as defined below) amortizes quarterly in installments of $2.5 million beginning with the fiscal quarter ending September 27, 2019, with a final payment of all then remaining principal and interest due on the maturity date of June 26, 2024. In addition, each borrowing under our Delayed Draw Term Loan (as defined below) amortizes quarterly in an amount equal to 2.5% of the aggregate outstanding borrowings under the Delayed Draw Term Loan, beginning with the first full fiscal quarter ending after the initial borrowing date, with a final payment of all then remaining principal and interest due on the maturity date of June 26, 2024.

In accordance with ASC Topic 205, when preparing financial statements for each reporting period, we evaluate whether there are conditions or events that, when considered in the aggregate, raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. We considered our Credit Agreement’s principal and interest payment due on June 26, 2024 and assessed our current financial condition and liquidity sources, including current funds available, forecasted future cash flows, and conditional and unconditional obligations due over the next twelve months. Based on this analysis, only as a result of our obligation under the Credit Agreement to make final payment of all then remaining principal and interest on June 26, 2024, does an event arise which raises substantial doubt with respect to our ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued.

We intend to refinance our Credit Agreement and have entered into an engagement to secure a new three-year financing facility with a syndicate of financial institutions as lenders, which, among other things, will repay 100% of the obligations under the existing Credit Agreement and extend the due date of the maturity payment by more than two years from the current maturity date. We expect to finalize our refinancing efforts and enter into a new credit agreement during the second half of fiscal year 2023. Accordingly, we believe that our refinancing plan alleviates any substantial doubt about our ability to continue as a going concern within one year after the date that the consolidated financial statements are issued because we expect to fully refinance the Credit Agreement with a new credit facility prior to June 26, 2024, the date on which final payment of all then remaining principal and interest under the current Credit Agreement is due.

Results of Operations

Second Quarter and First Half Overview

The following table sets forth, for the periods indicated, certain information derived from our consolidated statements of comprehensive income(1):

	Three Months Ended
	June 30,		July 1,
	2023		2022		$ Change	% Change

	(in thousands, except percentages)

Contract revenue	$119,077	100.0%	$102,645	100.0%	$16,432	16.0%
Direct costs of contract revenue:
Salaries and wages	21,302	17.9	21,284	20.7	18	0.1
Subcontractor services and other direct costs	57,142	48.0	49,771	48.5	7,371	14.8
Total direct costs of contract revenue	78,444	65.9	71,055	69.2	7,389	10.4

Gross profit	40,633	34.1	31,590	30.8	9,043	28.6

General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	22,416	18.8	20,439	19.9	1,977	9.7
Facilities and facilities related	2,619	2.2	2,373	2.3	246	10.4
Stock-based compensation	1,287	1.1	1,714	1.7	(427)	(24.9)
Depreciation and amortization	4,128	3.5	4,426	4.3	(298)	(6.7)
Other	7,709	6.5	7,936	7.7	(227)	(2.9)
Total general and administrative expenses	38,159	32.0	36,888	35.9	1,271	3.4

Income (loss) from operations	2,474	2.1	(5,298)	(5.2)	7,772	146.7
Other income (expense):
Interest expense	(2,207)	(1.9)	(1,030)	(1.0)	(1,177)	114.3
Other, net	373	0.3	329	0.3	44	13.4
Total other income (expense)	(1,834)	(1.5)	(701)	(0.7)	(1,133)	161.6
Income (Loss) before income tax expense	640	0.5	(5,999)	(5.8)	6,639	110.7
Income tax expense (benefit)	243	0.2	(1,673)	(1.6)	1,916	(114.5)
Net income (loss)	$397	0.3	$(4,326)	(4.2)	$4,723	109.2
(1)	Percentages are expressed as a percentage of contract revenue and may not total due to rounding.

	Six Months Ended
	June 30,		July 1,
	2023		2022		$ Change	% Change

	(in thousands, except percentages)

Contract revenue	$221,680	100.0%	$194,483	100.0%	$27,197	14.0%
Direct costs of contract revenue:
Salaries and wages	41,712	18.8	40,094	20.6	1,618	4.0
Subcontractor services and other direct costs	98,054	44.2	91,439	47.0	6,615	7.2
Total direct costs of contract revenue	139,766	63.0	131,533	67.6	8,233	6.3

Gross profit	81,914	37.0	62,950	32.4	18,964	30.1

General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	44,801	20.2	39,796	20.5	5,005	12.6
Facilities and facilities related	4,897	2.2	4,771	2.5	126	2.6
Stock-based compensation	2,820	1.3	5,019	2.6	(2,199)	(43.8)
Depreciation and amortization	8,328	3.8	8,835	4.5	(507)	(5.7)
Other	14,580	6.6	15,435	7.9	(855)	(5.5)
Total general and administrative expenses	75,426	34.0	73,856	38.0	1,570	2.1

Income (loss) from operations	6,488	2.9	(10,906)	(5.6)	17,394	159.5
Other income (expense):
Interest expense	(4,673)	(2.1)	(1,781)	(0.9)	(2,892)	162.4
Other, net	513	0.2	526	0.3	(13)	(2.5)
Total other income (expense)	(4,160)	(1.9)	(1,255)	(0.6)	(2,905)	231.5
Income (Loss) before income tax expense	2,328	1.1	(12,161)	(6.3)	14,489	119.1
Income tax expense (benefit)	999	0.5	(4,062)	(2.1)	5,061	(124.6)
Net income (loss)	$1,329	0.6	$(8,099)	(4.2)	$9,428	116.4

(1)	Percentages are expressed as a percentage of contract revenue and may not total due to rounding.

The following tables provides information about disaggregated revenue of our two segments, Energy and Engineering and Consulting, by contract type, client type and geographical region:

	Three months ended June 30, 2023
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$8,947	$16,443	$25,390
Unit-based	39,900	3,818	43,718
Fixed price	49,168	801	49,969
Total (1)	$98,015	$21,062	$119,077

Client Type
Commercial	$7,440	$1,376	$8,816
Government	40,543	19,610	60,153
Utilities (2)	50,032	76	50,108
Total (1)	$98,015	$21,062	$119,077

Geography (3)
Domestic	$98,015	$21,062	$119,077

	Six months ended June 30, 2023
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$16,656	$30,997	$47,653
Unit-based	84,827	7,434	92,261
Fixed price	79,817	1,949	81,766
Total (1)	$181,300	$40,380	$221,680

Client Type
Commercial	$14,159	$2,540	$16,699
Government	66,618	37,705	104,323
Utilities (2)	100,523	135	100,658
Total (1)	$181,300	$40,380	$221,680

Geography (3)
Domestic	$181,300	$40,380	$221,680

	Three months ended July 1, 2022
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$7,587	$13,340	$20,927
Unit-based	42,544	3,755	46,299
Fixed price	34,545	874	35,419
Total (1)	$84,675	$17,970	$102,645

Client Type
Commercial	$6,701	$1,476	$8,177
Government	29,861	16,338	46,199
Utilities (2)	48,114	156	48,270
Total (1)	$84,675	$17,970	$102,645

Geography (3)
Domestic	$84,675	$17,970	$102,645

	Six months ended July 1, 2022
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$16,405	$26,341	$42,746
Unit-based	85,501	6,739	92,240
Fixed price	57,655	1,842	59,497
Total (1)	$159,561	$34,922	$194,483

Client Type
Commercial	$14,790	$2,954	$17,744
Government	48,220	31,791	80,011
Utilities (2)	96,551	177	96,728
Total (1)	$159,561	$34,922	$194,483

Geography (3)
Domestic	$159,561	$34,922	$194,483

(1)	Amounts may not add to the totals due to rounding.
(2)	Includes the portion of revenue related to small business programs paid by the end user/customer.
(3)	Revenue from our foreign operations were immaterial for the three and six months ended June 30, 2023 and July 1, 2022.

Three Months Ended June 30, 2023 Compared to Three Months Ended July 1, 2022

Contract revenue. Consolidated contract revenue increased $16.4 million, or 16.0%, in the three months ended June 30, 2023, compared to the three months ended July 1, 2022, primarily due to incremental revenues in both our Energy segment and our Engineering and Consulting segment.

Contract revenue in our Energy segment increased $13.3 million, or 15.8%, in the three months ended June 30, 2023, compared to the three months ended July 1, 2022, primarily as a result of increases in construction management revenues, software licensing, and planning and advisory consulting revenues. Contract revenue in our Engineering and Consulting segment increased $3.1 million, or 17.2%, in the three months ended June 30, 2023, compared to the three months ended July 1, 2022, primarily due to increased demand for services provided to our clients.

Direct costs of contract revenue. Direct costs of consolidated contract revenue increased $7.4 million, or 10.4% for the three months ended June 30, 2023, compared to the three months ended July 1, 2022, as a result of the increase, and change of mix, in contract revenues as described above. As a percentage of contract revenue, direct salaries and wages decreased from 20.7% in the three months ended July 1, 2022 to 17.9% in the three months ended June 30, 2023, while subcontractor services and other direct costs decreased from 48.5% in the three months ended July 1, 2022 to 48.0% in the three months ended June 30, 2023.

Direct costs of contract revenue in our Energy segment increased $5.9 million, or 9.2% for the three months ended June 30, 2023, compared to the three months ended July 1, 2022. Direct costs of contract revenue for the Engineering and Consulting segment increased $1.5 million, or 18.2%, in the three months ended June 30, 2023, compared to the three months ended July 1, 2022.

Subcontractor services and other direct costs increased by $7.4 million, or 14.8%, while salaries and wages remained relatively flat in the three months ended June 30, 2023, compared to the three months ended July 1, 2022. The increase in subcontractor services and other direct costs was primarily due to the increase in construction management revenue.

Gross Profit. Gross profit increased 28.6% to $40.6 million, or 34.1% gross margin, for the three months ended June 30, 2023, compared to gross profit of $31.6 million, or 30.8% gross margin, for the three months ended July 1, 2022. The increase in our gross margin was primarily driven by changes in the mix of revenues as described above combined with the absence of project startup costs for new utility programs that were incurred during the second quarter of fiscal year 2022 but did not recur in the second quarter of fiscal year 2023.

General and administrative expenses. General and administrative (“G&A”) expenses increased $1.3 million, or 3.4%, in the three months ended June 30, 2023, compared to the three months ended July 1, 2022. G&A expenses consisted of an increase of $0.5 million in the Energy segment combined with an increase of $0.9 million in the Engineering and Consulting segment, partially offset by a decrease of $0.1 million in unallocated corporate expenses.

Within G&A expenses, the increase of $2.0 million in salaries and wages, payroll taxes and employee benefits was partially offset by a decrease of $0.4 million in stock-based compensation combined with a decrease of $0.3 million in depreciation and amortization. The increase in salaries and wages, payroll taxes and employee benefits was primarily due to an increase in incentive compensation, consistent with the improvement in gross profit. The decrease in stock-based compensation expenses was primarily related to previously awarded stock grants reaching the end of their corresponding vesting periods, partially offset by new equity awards being issued at lower stock prices. The decrease in depreciation and amortization was primarily related to lower amortization of intangible assets from prior acquisitions.

Income (loss) from operations. Operating income was $2.5 million for the three months ended June 30, 2023, compared to an operating loss of $5.3 million for the three months ended July 1, 2022, as a result of the factors noted above.

Total other expense, net. Total other expense, net, increased $1.1 million, or 161.6%, for the three months ended June 30, 2023, compared to the three months ended July 1, 2022, primarily due to higher interest expense as a result of the increase in market interest rates which directly affected our variable interest rates under our Credit Facilities.

Income tax expense (benefit). We recorded an income tax expense of $0.2 million for the three months ended June 30, 2023, compared to a tax benefit of $1.7 million for the three months ended July 1, 2022. The tax expense is primarily attributable to the income before income tax combined with various tax deductions and credits.

Net income (loss). Our net income was $0.4 million for the three months ended June 30, 2023, as compared to a net loss of $4.3 million for the three months ended July 1, 2022. The increase in net income was primarily attributable to the increase in revenue and gross profit, partially offset by higher interest expense and income tax expense.

Six Months Ended June 30, 2023 Compared to Six Months Ended July 1, 2022

Contract revenue. Consolidated contract revenue increased $27.2 million, or 14.0%, in the six months ended June 30, 2023, compared to the six months ended July 1, 2022, primarily due to incremental revenues in both our Energy segment and in our Engineering and Consulting segment.

Contract revenue in our Energy segment increased $21.7 million, or 11.9%, in the six months ended June 30, 2023, compared to the six months ended July 1, 2022, primarily as a result of increases in construction management revenues, software licensing, and planning and advisory consulting revenues. Contract revenue in our Engineering and Consulting segment increased $5.5 million, or 13.5%, in the six months ended June 30, 2023, compared to the six months ended July 1, 2022, primarily due to increased demand for services provided to our clients.

Direct costs of contract revenue. Direct costs of consolidated contract revenue increased $8.2 million, or 6.3% for the six months ended June 30, 2023, compared to the six months ended July 1, 2022, as a result of the increase, and change of mix, in contract revenues as described above. As a percentage of contract revenue, direct salaries and wages decreased from 20.6% in the six months ended July 1, 2022 to 18.8% in the six months ended June 30, 2023, while subcontractors services and other direct costs decreased from 47.0% in the six months ended July 1, 2022 to 44.2% in the six months ended June 30, 2023.

Direct costs of contract revenue in our Energy segment increased $5.8 million, or 4.8% for the six months ended June 30, 2023, compared to the six months ended July 1, 2022. Direct costs of contract revenue for the Engineering and Consulting segment increased $2.4 million, or 12.8%, in the six months ended June 30, 2023, compared to the six months ended July 1, 2022.

Subcontractor services and other direct costs increased by $6.6 million, or 7.2%, while salaries and wages increased by $1.6 million, or 4.0%, in the six months ended June 30, 2023, compared to the six months ended July 1, 2022, primarily as a result of the increases in contract revenue.

Gross Profit. Gross profit increased 30.1% to $81.9 million, or 37.0% gross margin, for the six months ended June 30, 2023, compared to gross profit of $63.0 million, or 32.4% gross margin, for the six months ended July 1, 2022. The increase in our gross margin was primarily driven by changes in the mix of revenues as described above combined with the absence of project startup costs for new utility programs that were incurred during the first half of fiscal year 2022 but did not recur in the first half of fiscal year 2023.

General and administrative expenses. G&A expenses increased $1.6 million, or 2.1%, in the six months ended June 30, 2023, compared to the six months ended July 1, 2022. G&A expenses consisted of an increase of $1.7 million in the Energy segment combined with an increase of $1.9 million in the Engineering and Consulting segment, partially offset by a decrease of $2.0 million in unallocated corporate expenses.

Within G&A expenses, the increase of $5.0 million in salaries and wages, payroll taxes and employee benefits was partially offset by a decrease of $2.2 million in stock-based compensation, a decrease of $0.9 million in other general and administrative expenses, and a decrease of $0.5 million in depreciation and amortization. The increase in salaries and wages, payroll taxes and employee benefits was primarily due to an increase in incentive compensation, consistent with the improvement in gross profit. The decrease in stock-based compensation expenses was primarily related to previously awarded stock grants reaching the end of their corresponding vesting periods, partially offset by new equity awards being issued at lower stock prices. The decrease in depreciation and amortization was primarily related to lower amortization of intangible assets from prior acquisitions.

Income (loss) from operations. Operating income was $6.5 million for the six months ended June 30, 2023, compared to an operating loss of $10.9 million for the six months ended July 1, 2022, as a result of the factors noted above.

Total other expense, net. Total other expense, net, increased $2.9 million, or 231.5%, for the six months ended June 30, 2023, compared to the six months ended July 1, 2022, primarily due to higher interest expense as a result of the increase in market interest rates which directly affected our variable interest rates under our Credit Facility.

Income tax expense (benefit). We recorded an income tax expense of $1.0 million for the six months ended June 30, 2023, compared to a tax benefit of $4.1 million for the six months ended July 1, 2022. The tax expense is primarily attributable to the income before income tax combined with various tax deductions and credits, and the non-recurrence of a one-time tax benefit recognized during the same period last year related to additional energy efficiency building deductions.

Net income (loss). Our net income was $1.3 million for the six months ended June 30, 2023, as compared to a net loss of $8.1 million for the six months ended July 1, 2022. The increase in net income was primarily attributable to the increase in revenue and gross profit, partially offset by higher interest expense and income tax expense.

Liquidity and Capital Resources

	Six Months Ended
	June 30,	July 1,
	2023	2022
	(in thousands)
Net cash provided by (used in):
Operating activities	$18,909	$(3,569)
Investing activities	(5,707)	(4,271)
Financing activities	(19,038)	2,430
Net increase (decrease) in cash and cash equivalents	$(5,836)	$(5,410)

Sources of Cash

Our primary sources of liquidity for the next 12 months and beyond are cash generated from operations, cash and cash equivalents, and borrowings under our revolving credit facility under the Credit Agreement (the “Revolving Credit Facility”). As described in Part I, Item 1, Note 1 “Organization and Operations of the Company”, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, our Credit Agreement matures on June 26, 2024, and in accordance with the terms of the Credit Agreement, we have an obligation to make a final payment of all then remaining principal and interest due on June 26, 2024. Only as a result of the remaining principal and interest payment due on June 26, 2024, are our cash and cash equivalents, cash generated by operating activities, and future available borrowings not sufficient to finance our operating activities for at least the next 12 months. However, we intend to refinance our Credit Agreement and have entered into a refinancing engagement to secure a new three-year financing facility with a syndicate of financial institutions as lenders, which, among other things, will replace 100% of the existing Credit Agreement and extend the due date of the maturity payment by more than two years from its current due date. For more information on our current Credit Agreement, see Part I, Item 1, Note 5, “Debt Obligations”, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

As of June 30, 2023, we had a fully drawn $100 million Term A Loan with $60.0 million outstanding (the “Term A Loan”), a $50.0 million Revolving Credit Facility with $5.0 million outstanding and $4.1 million in letters of credit issued, and a fully drawn $50.0 million Delayed Draw Term Loan with $37.0 million outstanding (the “Delayed Draw Term Loan” and, collectively with the Term A Loan and the Revolving Credit Facility, the “Credit Facilities”), each scheduled to mature on June 26, 2024. In addition, as of June 30, 2023, we had $13.6 million of unrestricted cash and cash equivalents.

As of June 30, 2023, borrowings under our Credit Facilities, exclusive of the effects of upfront fees, undrawn fees and issuance cost amortization, bore interest at an annual rate of 7.25%. See Part I, Item 1, Note 5, “Debt Obligations”, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, and Part II, Item 8, Note 5, “Debt Obligations”, of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2022, for information regarding our indebtedness, including information about borrowings and repayments, principal repayment terms, interest rates, covenants, and other key terms of our outstanding indebtedness.

Cash Flows from Operating Activities

Cash flows provided by operating activities were $18.9 million for the six months ended June 30, 2023, as compared to cash flows used in operating activities of $3.6 million for the six months ended July 1, 2022. Cash flows from operating activities primarily consists of net income, adjusted for non-cash charges, such as depreciation and amortization and stock-based compensation, plus or minus changes in current operating assets and liabilities. Cash flows provided by operating activities for the six months ended June 30, 2023, resulted primarily from the increase in earnings, combined with lower working capital requirements. Cash flows used in operating activities for the six months ended July 1, 2022, resulted primarily from the changing mix of revenues, combined with the increased demand for working capital related to the resumption of our utility programs that were suspended in 2021 and start-up costs associated with certain new contract awards.

Cash Flows from Investing Activities

Cash flows used in investing activities were $5.7 million for the six months ended June 30, 2023, as compared to cash flows used in investing activities of $4.3 million for the six months ended July 1, 2022. Cash flows used in investing activities for the six months ended June 30, 2023 and for the six months ended July 1, 2022, were primarily due to cash paid for the development of software and the purchase of computers and equipment.

Cash Flows from Financing Activities

Cash flows used in financing activities were $19.0 million for the six months ended June 30, 2023, as compared to cash flows provided by financing activities of $2.4 million for the six months ended July 1, 2022. Cash flows used in financing activities for the six months ended June 30, 2023 were primarily attributable to the disbursement of $10.7 million in restricted cash for utility rebate incentives, repayments of $9.0 million under our term loan facility and revolving line of credit, and payments of $4.0 million for contingent consideration related to prior acquisitions, partially offset by borrowings of $5.0 million under our revolving line of credit. Cash flows provided by financing activities for the six months ended July 1, 2022, were primarily attributable to borrowings of $20.0 million under our Delayed Draw Term Loan, partially offset by payments of $10.2 million for contingent consideration related to prior acquisitions combined with repayments of $6.5 million under our term loan facility and revolving line of credit.

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

Contractual Obligations

The following table sets forth our known contractual obligations as of June 30, 2023:

		Less than			More than
Contractual Obligations	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
	( in thousands)
Debt (1)	$102,638	$102,619	$19	$—	$—
Interest payments on debt outstanding (2)	7,114	7,114	—	—	—
Operating leases	15,608	4,877	7,190	2,823	718
Finance leases	2,394	1,143	1,066	178	7
Total contractual cash obligations	$127,754	$115,753	$8,275	$3,001	$725
(1)	Debt includes $60.0 million outstanding on our Term A Loan, $5.0 million outstanding on our Revolving Credit Facility, and $37.0 million outstanding on our Delayed Draw Term Loan as of June 30, 2023. We have assumed no future borrowings or repayments (other than at maturity) for purposes of this table. Our term loans are scheduled to mature on June 26, 2024.
(2)	Borrowings under our Term A Loan and Delayed Draw Term Loan bear interest at a variable rate. Future interest payments on our Credit Facilities are estimated using floating rates in effect as of June 30, 2023.

As of June 30, 2023, we did not have any remaining contingent consideration payable related to any prior acquisitions. In addition, as of June 30, 2023, we did not have any arrangements involving the potential incurrence of future contingent consideration.

Outstanding Indebtedness

See Part I, Item 1, Note 5, “Debt Obligations”, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, and Part II, Item 8, Note 5, “Debt Obligations”, of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2022, for information regarding our indebtedness, including information about new borrowings and repayments, principal repayment terms, interest rates, covenants, and other key terms of our outstanding indebtedness.

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

Components of Revenue and Expense

Contract Revenue

We generally provide our services under contracts, purchase orders or retainer letters. The agreements we enter into with our clients typically incorporate one of three principal types of pricing provisions: time-and-materials, unit-based, and fixed price. Revenue on our time-and-materials and unit-based contracts are recognized as the work is performed in accordance with specific terms of the contract. As of June 30, 2023, 21% of our contracts are time-and-materials contracts 42% are unit-based contracts, and 37% are fixed price contracts, compared to 22% for time-and-materials contracts, 47% for unit-based contracts, and 31% for fixed price contracts, as of July 1, 2022.

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

As of June 30, 2023, we had cash and cash equivalents of $13.6 million. This amount represents cash on hand in business checking accounts with BMO Harris Bank, N.A. We do not engage in trading activities and do not participate in foreign currency transactions.

We are subject to interest rate risk in connection with our Term A Loan and borrowings, if any, under our Revolving Credit Facility and Delayed Draw Term Loan, each of which bears interest at variable rates. As of June 30, 2023, $60.0 million was outstanding under our Term A Loan, $37.0 million was outstanding under our Delayed Draw Term Loan, $5.0 million was outstanding and $4.1 million in letters of credit were issued under the Revolving Credit Facility. Each of our Term A Loan, Revolving Credit Facility and Delayed Draw Term Loan mature as of June 26, 2024 and are governed by our Credit Agreement.

Pursuant to the Credit Agreement, (as described in Part I, Item 1, Note 5, “Debt Obligations”, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q), borrowings under the Credit Agreement bear interest at either a Base Rate (as defined in the Credit Agreement) or SOFR, at the Company’s option, and in each case, plus an applicable margin, which applicable margin will range from 0.125% to 1.25% with respect to Base Rate borrowings and 1.125% to 2.25% with respect to SOFR borrowings, depending on the Total Leverage Ratio; provided, that SOFR cannot be less than 0.00%, with the specific pricing reset on each date on which the Administrative Agent receives the required financial statements under the Credit Agreement for the fiscal quarter then ended. The Company must also pay a commitment fee for the unused portion of the Revolving Credit Facility and the Delayed Draw Term Loan under the Credit Agreement, which ranges from 0.15% to 0.40% per annum depending on the Total Leverage Ratio, and fees on the face amount of any letters of credit outstanding under the Revolving Credit Facility, which range from 0.84% to 1.688% per annum, in each case, depending on whether such letter of credit is a performance or financial letter of credit and the Total Leverage Ratio. Based upon the amount of our outstanding indebtedness as of June 30, 2023, a one percentage point increase in the effective interest rate would change our annual interest expense by approximately $1.0 million in fiscal year 2023.

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

In connection with the preparation of this Quarterly Report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, as of June 30, 2023.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the fiscal quarter ended June 30, 2023, we made the following repurchases of shares of our common stock from employees to satisfy tax withholding obligations incurred in connection with the vesting of restricted stock:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Programs
April 1, 2023 – April 28, 2023	194	$17.23	—	—
April 29, 2023 – May 26, 2023	1,849	$14.35	—	—
May 27, 2023 – June 30, 2023	1,969	$17.47	—	—
TOTAL	4,012	$16.02	—	—

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

3.2	Second Amended and Restated Bylaws of Willdan Group, Inc. (incorporated by reference to Exhibit 3.1 to Willdan Group, Inc.’s Current Report on Form 8-K, filed with the SEC on July 12, 2023).
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

10.1†

Willdan Group, Inc. Amended and Restated 2008 Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to Willdan Group, Inc.’s Current Report on Form 8-K, filed with the SEC on June 9, 2023).

10.2†

Willdan Group, Inc. Amended and Restated 2006 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to Willdan Group, Inc.’s Current Report on Form 8-K, filed with the SEC on June 9, 2023).

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
August 3, 2023