Form 10-Q
period 2023-09-29
Willdan Group, Inc.
filed 2023-11-03
CIK 1370450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2023

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

As of November 1, 2023, there were 13,646,768 shares of common stock, $0.01 par value per share, of Willdan Group, Inc. issued and outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(Unaudited)

	September 29,	December 30,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$12,887	$8,806
Restricted cash	—	10,679
Accounts receivable, net of allowance for doubtful accounts of $263 and $640 at September 29, 2023 and December 30, 2022, respectively	66,343	60,202
Contract assets	78,530	83,060
Other receivables	1,467	4,773
Prepaid expenses and other current assets	5,279	6,454
Total current assets	164,506	173,974
Equipment and leasehold improvements, net	26,160	22,537
Goodwill	131,144	130,124
Right-of-use assets	12,695	12,390
Other intangible assets, net	34,155	41,486
Other assets	15,613	10,620
Deferred income taxes, net	17,347	18,543
Total assets	$401,620	$409,674
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$32,755	$28,833
Accrued liabilities	45,773	59,110
Contingent consideration payable	—	4,000
Contract liabilities	15,406	12,585
Notes payable	7,995	16,903
Finance lease obligations	1,166	1,113
Lease liability	4,729	4,625
Total current liabilities	107,824	127,169
Notes payable	91,386	90,544
Finance lease obligations, less current portion	1,249	1,601
Lease liability, less current portion	9,829	8,599
Other noncurrent liabilities	259	259
Total liabilities	210,547	228,172

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 40,000 shares authorized; 13,647 and 13,296 shares issued and outstanding at September 29, 2023 and December 30, 2022, respectively	136	133
Additional paid-in capital	184,391	177,718
Accumulated other comprehensive loss	—	—
Retained earnings	6,546	3,651
Total stockholders’ equity	191,073	181,502
Total liabilities and stockholders’ equity	$401,620	$409,674

See accompanying notes to Condensed Consolidated Financial Statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2023	2022	2023	2022
Contract revenue	$132,738	$121,399	$354,418	$315,882

Direct costs of contract revenue (inclusive of directly related depreciation and amortization):
Salaries and wages	21,856	21,420	63,568	61,514
Subcontractor services and other direct costs	67,454	62,457	165,508	153,896
Total direct costs of contract revenue	89,310	83,877	229,076	215,410

General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	23,805	20,373	68,606	60,169
Facilities and facility related	2,303	2,228	7,200	6,999
Stock-based compensation	1,244	1,607	4,064	6,626
Depreciation and amortization	4,190	4,405	12,518	13,240
Other	8,049	9,664	22,629	25,099
Total general and administrative expenses	39,591	38,277	115,017	112,133
Income (Loss) from operations	3,837	(755)	10,325	(11,661)

Other income (expense):
Interest expense, net	(2,437)	(1,435)	(7,110)	(3,216)
Other, net	879	740	1,392	1,266
Total other expense, net	(1,558)	(695)	(5,718)	(1,950)
Income (Loss) before income taxes	2,279	(1,450)	4,607	(13,611)

Income tax (benefit) expense	713	(1,526)	1,712	(5,588)
Net income (loss)	1,566	76	2,895	(8,023)

Other comprehensive income (loss):
Unrealized gain (loss) on derivative contracts, net of tax	—	—	—	38
Comprehensive income (loss)	$1,566	$76	$2,895	$(7,985)

Earnings (Loss) per share:
Basic	$0.12	$0.01	$0.22	$(0.62)
Diluted	$0.11	$0.01	$0.21	$(0.62)

Weighted-average shares outstanding:
Basic	13,462	13,110	13,357	12,971
Diluted	13,709	13,360	13,563	12,971

See accompanying notes to Condensed Consolidated Financial Statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Earnings	Total
Balance at December 30, 2022	13,296	$133	$177,718	$—	$3,651	$181,502
Shares of common stock issued in connection with employee stock purchase plan	92	1	1,391	—	—	1,392
Shares used to pay taxes on stock grants	(7)	—	(124)	—	—	(124)
Issuance of restricted stock award and units	108	1	(1)	—	—	—
Stock-based compensation expense	—	—	1,533	—	—	1,533
Net income (loss)	—	—	—	—	932	932
Balance at March 31, 2023	13,489	$135	$180,517	$—	$4,583	$185,235
Shares of common stock issued in connection with incentive stock plan	2	—	7	—	—	7
Shares used to pay taxes on stock grants	(4)	—	(64)	—	—	(64)
Issuance of restricted stock award and units	17	—	—	—	—	—
Stock-based compensation expense	—	—	1,287	—	—	1,287
Net income (loss)	—	—	—	—	397	397
Balance at June 30, 2023	13,504	$135	$181,747	$—	$4,980	$186,862
Shares of common stock issued in connection with employee stock purchase plan	91	1	1,386	—	—	1,387
Shares of common stock issued in connection with incentive stock plan	9	—	31	—	—	31
Shares used to pay taxes on stock grants	(1)	—	(17)	—	—	(17)
Issuance of restricted stock award and units	44	—	—	—	—	—
Stock-based compensation expense	—	—	1,244	—	—	1,244
Net income (loss)	—	—	—	—	1,566	1,566
Balance at September 29, 2023	13,647	$136	$184,391	$—	$6,546	$191,073

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

				Accumulated
			Additional	other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Earnings	Total
Balance at December 31, 2021	12,804	$128	$167,032	$(38)	$12,099	$179,221
Shares of common stock issued in connection with employee stock purchase plan	52	1	1,560	—	—	1,561
Shares of common stock issued in connection with incentive stock plan	4	—	23	—	—	23
Shares used to pay taxes on stock grants	(27)	—	(837)	—	—	(837)
Issuance of restricted stock award and units	373	3	(3)	—	—	—
Stock-based compensation expense	—	—	3,305	—	—	3,305
Net income (loss)	—	—	—	—	(3,773)	(3,773)
Net unrealized gain on derivative contracts	—	—	—	38	—	38
Balance at April 1, 2022	13,206	$132	$171,080	$—	$8,326	$179,538
Shares of common stock issued in connection with employee stock purchase plan	—	—	—	—	—	—
Shares of common stock issued in connection with incentive stock plan	—	—	—	—	—	—
Shares used to pay taxes on stock grants	(5)	—	(116)	—	—	(116)
Issuance of restricted stock award and units	14	—	—	—	—	—
Stock-based compensation expense	—	—	1,714	—	—	1,714
Net income (loss)	—	—	—	—	(4,326)	(4,326)
Balance at July 1, 2022	13,215	$132	$172,678	$—	$4,000	$176,810
Shares of common stock issued in connection with employee stock purchase plan	63	1	1,475	—	—	1,476
Shares of common stock issued in connection with incentive stock plan	29	—	247	—	—	247
Shares used to pay taxes on stock grants	—	—	(5)	—	—	(5)
Issuance of restricted stock award and units	(10)	—	—	—	—	—
Stock-based compensation expense	—	—	1,607	—	—	1,607
Net income (loss)	—	—	—	—	76	76
Balance at September 30, 2022	13,297	$133	$176,002	$—	$4,076	$180,211

See accompanying notes to Condensed Consolidated Financial Statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended
	September 29,	September 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$2,895	$(8,023)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	12,518	13,240
Deferred income taxes, net	1,196	(4,111)
(Gain) loss on sale/disposal of equipment	(63)	(67)
Provision for doubtful accounts	194	230
Stock-based compensation	4,064	6,626
Accretion and fair value adjustments of contingent consideration	—	1,659
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts receivable	(6,335)	6,605
Contract assets	4,530	(15,636)
Other receivables	3,306	1,155
Prepaid expenses and other current assets	1,686	256
Other assets	(4,993)	1,981
Accounts payable	3,922	(13,185)
Accrued liabilities	(2,658)	15,354
Contract liabilities	2,821	(1,336)
Right-of-use assets	1,029	(245)
Net cash (used in) provided by operating activities	24,112	4,503
Cash flows from investing activities:
Purchase of equipment, software, and leasehold improvements	(7,583)	(6,969)
Proceeds from sale of equipment	68	75
Cash paid for acquisitions, net of cash acquired	(1,600)	—
Net cash (used in) provided by investing activities	(9,115)	(6,894)
Cash flows from financing activities:
Payments on contingent consideration	(4,000)	(10,206)
Payment on restricted cash	(10,679)	—
Payments on notes payable	(1,463)	(1,577)
Payments on debt issuance costs	(1,114)	—
Borrowings under term loan facility and line of credit	105,000	20,000
Repayments under term loan facility and line of credit	(111,000)	(9,750)
Principal payments on finance leases	(951)	(827)
Proceeds from stock option exercise	38	270
Proceeds from sales of common stock under employee stock purchase plan	2,779	3,036
Cash used to pay taxes on stock grants	(205)	(958)
Net cash (used in) provided by financing activities	(21,595)	(12)
Net increase (decrease) in cash, cash equivalents and restricted cash	(6,598)	(2,403)
Cash, cash equivalents and restricted cash at beginning of period	19,485	11,221
Cash, cash equivalents and restricted cash at end of period	$12,887	$8,818
Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$8,025	$2,790
Income taxes	(3,154)	(903)
Supplemental disclosures of noncash investing and financing activities:
Equipment acquired under finance leases	652	2,137

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

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

2. RECENT ACCOUNTING PRONOUNCEMENTS

As of September 29, 2023, there were no accounting pronouncements recently issued, or with future effective dates, that are either applicable nor are expected to have an impact to the Company’s Condensed Consolidated Financial Statements.

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

Retainage, included in contract assets, represents amounts withheld from billings to the Company’s clients pursuant to provisions in the contracts and may not be paid to the Company until specific tasks are completed or the project is completed and, in some instances, for even longer periods. As of September 29, 2023 and December 30, 2022, contract assets included retainage of approximately $14.3 million and $8.5 million, respectively.

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
(Unaudited)

4. SUPPLEMENTAL FINANCIAL STATEMENT DATA

Restricted Cash

The following table provides a reconciliation of cash and cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows:

	September 29,	December 30,
	2023	2022
	(in thousands)
Cash and cash equivalents	$12,887	$8,806
Restricted cash	—	10,679
Total cash, cash equivalents, and restricted cash shown in the consolidated statement of cash flows	$12,887	$19,485

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

Equipment and Leasehold Improvements

	September 29,	December 30,
	2023	2022
	(in thousands)
Furniture and fixtures	$4,338	$4,062
Computer hardware and software	42,516	35,635
Leasehold improvements	3,382	3,097
Equipment under finance leases	5,885	5,503
Automobiles, trucks, and field equipment	3,154	3,134
Subtotal	59,275	51,431
Accumulated depreciation and amortization	(33,115)	(28,894)
Equipment and leasehold improvements, net	$26,160	$22,537

Included in accumulated depreciation and amortization is $1.0 million and $1.1 million of amortization expense related to equipment held under finance leases for the nine months ended September 29, 2023 and for fiscal year 2022, respectively.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Accrued Liabilities

	September 29,	December 30,
	2023	2022
	(in thousands)
Accrued subcontractor costs	$25,607	$28,374
Accrued bonuses	10,534	8,470
Employee withholdings	3,195	2,571
Compensation and payroll taxes	3,858	2,340
Rebate and other	118	14,643
Accrued accounting and taxes	2,461	2,712
Total accrued liabilities	$45,773	$59,110

Goodwill

	December 30,	Additional	Additions /	September 29,
	2022	Purchase Cost	Adjustments	2023
	(in thousands)
Reporting Unit:
Energy	$129,375	$—	$—	$129,375
Engineering and Consulting	749	1,020	—	1,769
	$130,124	$1,020	$—	$131,144

The Company tests its goodwill at least annually for possible impairment. The Company completes its annual testing of goodwill as of the last day of the first month of its fourth fiscal quarter each year to determine whether there is a potential impairment. In addition to the Company’s annual test, it regularly evaluates whether events and circumstances have occurred that may indicate a potential impairment of goodwill. During the quarter ended September 29, 2023, although the Company experienced declines in the market price of its stock, such decreases did not result in the Company’s market capitalization decreasing below book value. The Company evaluated the current economic environment and noted that it does not believe it is more likely than not that goodwill was impaired as of September 29, 2023.

Intangible Assets

	September 29, 2023		December 30, 2022
	Gross	Accumulated	Gross	Accumulated	Amortization
	Amount	Amortization	Amount	Amortization	Period
	(in thousands)				(in years)
Finite:
Backlog	$8,306	$8,004	$7,944	$7,944	1.0
Tradename	15,936	12,453	15,911	10,990	2.5	-	6.0
Non-compete agreements	1,613	1,428	1,420	1,420	4.0	-	5.0
Developed technology	15,810	14,062	15,810	11,871	8.0
Customer relationships	58,149	29,712	58,149	25,523	5.0	-	8.0
Total intangible assets	$99,814	$65,659	$99,234	$57,748

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

5. DEBT OBLIGATIONS

Debt obligations, excluding obligations under finance leases (see Note 6, Leases, below), consisted of the following:

	September 29,	December 30,
	2023	2022
	(in thousands)
New Credit Facilities
Outstanding borrowings on Term Loan	$100,000	$—
Outstanding borrowings on Revolving Credit Facility	—	—
Prior Credit Facilities
Outstanding borrowings on Term A Loan	—	65,000
Outstanding borrowings on Revolving Credit Facility	—	—
Outstanding borrowings on Delayed Draw Term Loan	—	41,000
Other debt agreements	495	1,958
Total debt	100,495	107,958
Issuance costs and debt discounts	(1,114)	(511)
Subtotal	99,381	107,447
Less current portion of long-term debt	7,995	16,903
Long-term debt portion	$91,386	$90,544

New Credit Facilities

On September 29, 2023 (the “Closing Date”), the Company and certain of its subsidiaries entered into a credit agreement (the “Credit Agreement”) with a syndicate of financial institutions as lenders and BMO Bank, N.A. (“BMO”), as administrative agent. The Credit Agreement replaced the Company’s Amended and Restated Credit Agreement, dated as of June 26, 2019, (as amended, the “Prior Credit Agreement”), by and among the Company, the guarantors party thereto, BMO as administrative agent and lender and the lenders party thereto.

The Credit Agreement provides for (i) a $100.0 million term loan (the “Term Loan”) and (ii) a $50.0 million revolving credit facility (the “Revolving Credit Facility”, and collectively with the Term Loan, the “Credit Facilities”), each maturing on September 29, 2026. The Company may also request lenders to add incremental term loans or increase the aggregate commitment under the Revolving Credit Facility by an aggregate amount of up to $75.0 million, subject to meeting certain conditions, and only if the lenders agree to provide such additional term loans or revolving commitments.

Borrowings under the Credit Facilities bear interest at either a Base Rate (as defined in the Credit Agreement) or the adjusted Secured Overnight Financing Rate (“SOFR”), at the Company’s option, and in each case, plus an applicable margin, which applicable margin ranges from 0.75% to 2.00% with respect to Base Rate borrowings and 1.75% to 3.00% with respect to SOFR borrowings, depending on the Company’s Total Net Leverage Ratio (as defined in the Credit Agreement); provided, that SOFR and the Base Rate cannot be less than 0.00%, with the specific pricing reset on each date on which the Administrative Agent receives the required financial statements under the Credit Agreement for the fiscal quarter then ended. The Company must also pay a commitment fee for the unused portion of the Revolving Credit Facility, which ranges from 0.20% to 0.40% per annum depending on the Company’s Total Net Leverage Ratio, and fees on the face amount of any letters of credit outstanding under the Revolving Credit Facility, which range from 1.3125% to 2.25% per annum, in each case, depending on the Company’s Total Net Leverage Ratio, as well as customary fronting fees payable to BMO as letter of credit issuer. In connection with the closing of the Credit Facilities, the Company paid certain other fees and expenses.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The Term Loan will amortize quarterly in an amount equal to (i) 7.5% per annum for the first year ending after the Closing Date and (ii) 10.0% per annum for the second and third years ending after the Closing Date, with a final payment of all then remaining principal and interest due on the maturity date of September 29, 2026. The amounts outstanding under the Credit Facilities may be prepaid in whole or in part at any time without penalty (other than customary breakage costs).

The Term Loan issuance costs are amortized to interest expense over the term of the loan, and as of September 29, 2023, issuance costs of $1.1 million remained unamortized. The Revolving Credit Facility issuance costs of $0.5 million are included in assets in the accompanying Condensed Consolidated Balance Sheets.

Willdan Group, Inc. is the borrower under the Credit Agreement and its obligations under the Credit Agreement are guaranteed by its present and future domestic subsidiaries (other than inactive subsidiaries). In addition, subject to certain exceptions, all such obligations are secured by substantially all of the assets of Willdan Group, Inc. and the subsidiary guarantors (other than inactive subsidiaries).

The Credit Agreement requires compliance with financial covenants, including a maximum Net Leverage Ratio and a minimum Fixed Charge Coverage Ratio (as defined in the Credit Agreement). The Credit Agreement also contains customary restrictive covenants, including (i) restrictions on the incurrence of additional indebtedness and additional liens on property, (ii) restrictions on permitted acquisitions and other investments and (iii) limitations on asset sales, mergers and acquisitions. Further, the Credit Agreement limits the Company’s payment of future dividends and distributions and share repurchases by the Company. Subject to certain exceptions, the borrowings under the Credit Agreement are also subject to mandatory prepayment from (a) any issuances of debt or equity securities, (b) any sale or disposition of assets, (c) insurance and condemnation proceeds, and (d) a percentage of excess cash flow. The Credit Agreement includes customary events of default.

As of September 29, 2023, the Company was in compliance with all covenants contained in the Credit Agreement. In addition, as of September 29, 2023, the Company’s composite interest rate, exclusive of the effects of upfront fees, undrawn fees and issuance cost amortization, was 8.4%.

Prior Credit Facilities

On June 26, 2019, the Company and certain of its subsidiaries entered into the Prior Credit Agreement with a syndicate of financial institutions as lenders and BMO Harris Bank, N.A., as administrative agent (the “Administrative Agent”). The Prior Credit Agreement provided for (i) a $100.0 million secured term loan (the “Term A Loan”), (ii) up to $50.0 million in delayed draw secured term loans (the “Delayed Draw Term Loan”), and (iii) a $50.0 million secured revolving credit facility (the “Revolving Credit Facility” and, collectively with the Term A Loan and the Delayed Draw Term Loan, the “Prior Credit Facilities”), each maturing on June 26, 2024. The Company’s obligations under the Prior Credit Agreement were guaranteed by its present and future domestic subsidiaries, with limited exceptions.

Pursuant to the terms of the Seventh Amendment to the Prior Credit Agreement (the “Seventh Amendment”), among other things, (A) aggregate borrowings under the Revolving Credit Facility were restricted to no more than $10.0 million at any time during the period from November 1, 2022 through the date on which financial statements and compliance documents were received by the Administrative Agent for the fiscal quarter ending March 31, 2023, and (B) access to the accordion feature of the Prior Credit Agreement was limited to periods when the Company’s Total Leverage Ratio (as defined in the Prior Credit Agreement) was less than 3.0.

On April 28, 2023, the Company delivered to the Administrative Agent the required financial statements and compliance documents for the fiscal quarter ending March 31, 2023, reflecting full compliance with the restrictive covenants under the Prior Credit Agreement, and thus effectively terminating the limitations on borrowing capacity and other restrictions imposed under the terms set by the Seventh Amendment.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Effective April 28, 2023, borrowings under the Prior Credit Agreement bore interest at either a Base Rate (as defined in the Prior Credit Agreement) or the SOFR, at the Company’s option, and in each case, plus an applicable margin, which applicable margin ranged from 0.125% to 1.25% with respect to Base Rate borrowings and 1.125% to 2.25% with respect to SOFR borrowings, depending on the Total Leverage Ratio; provided, that SOFR could not be less than 0.00%, with the specific pricing reset on each date on which the Administrative Agent received the required financial statements under the Prior Credit Agreement for the fiscal quarter then ended. The Company was obligated to also pay a commitment fee for the unused portion of the Revolving Credit Facility and the Delayed Draw Term Loan under the Prior Credit Agreement, which ranged from 0.15% to 0.40% per annum depending on the Total Leverage Ratio, and fees on the face amount of any letters of credit outstanding under the Revolving Credit Facility, which ranged from 0.84% to 1.688% per annum, in each case, depending on whether such letter of credit is a performance or financial letter of credit and the Total Leverage Ratio.

The Prior Credit Agreement required the Company to comply with certain financial covenants, including requiring that the Company maintain a (i) Total Leverage Ratio of at least 3.25 to 1.00, and (ii) Fixed Charge Coverage Ratio (as defined in the Prior Credit Agreement) of not less than 1.20 to 1.00, in each case tested quarterly. The Prior Credit Agreement also contained customary events of default and contains other customary restrictive covenants.

Other Debt Agreements

The Company’s other debt agreements are related to financed insurance premiums, a financed software agreement, and a utility customer agreement, and are immaterial to the Company’s Condensed Consolidated Financial Statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

6. LEASES

The Company leases certain office facilities under long-term, non-cancellable operating leases that expire at various dates through the year 2028. In addition, the Company is obligated under finance leases for certain furniture and office equipment that expire at various dates through the year 2028.

From time to time, the Company enters into non-cancelable leases for some of its facility and equipment needs. These leases allow the Company to conserve cash by paying a monthly lease rental fee for the use of facilities and equipment rather than purchasing them. The Company’s leases typically have remaining terms ranging from one to eight years, some of which may include options to extend the leases for up to five years, and some of which may include options to terminate the leases within one year. Currently, all of the Company’s leases contain fixed payment terms. The Company may decide to cancel or terminate a lease before the end of its term, in which case the Company is typically liable to the lessor for the remaining lease payments under the term of the lease. Additionally, all of the Company’s month-to-month leases are cancelable by the Company or the lessor, at any time, and are not included in the Company’s right-of-use asset or lease liability. As of September 29, 2023, the Company had no leases with residual value guarantees. Typically, the Company has purchase options on the equipment underlying its long-term leases. The Company may exercise some of these purchase options when the need for equipment is on-going and the purchase option price is attractive. Nonperformance-related default covenants, cross-default provisions, subjective default provisions and material adverse change clauses contained in material lease agreements, if any, are also evaluated to determine whether those clauses affect lease classification in accordance with ASC Topic 842-10-25. Leases are accounted for as operating or financing leases, depending on the terms of the lease.

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

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following is a summary of the Company’s lease expense:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Operating lease cost	$1,464	$1,523	$4,621	$4,635
Sublease Income	(30)	-	(30)	-
Finance lease cost:
Amortization of assets	340	311	969	799
Interest on lease liabilities	28	22	74	51
Total net lease cost	$1,802	$1,856	$5,634	$5,485

The following is a summary of lease information presented on the Company’s consolidated balance sheet:

	September 29,	December 30,
	2023	2022
	(in thousands)
Operating leases:
Right-of-use assets	$12,695	$12,390

Lease liability	$4,729	$4,625
Lease liability, less current portion	9,829	8,599
Total lease liabilities	$14,558	$13,224

Finance leases (included in equipment and leasehold improvements, net):
Equipment and leasehold improvements, net	$5,885	$5,503
Accumulated depreciation	(3,529)	(2,830)
Total equipment and leasehold improvements, net	$2,356	$2,673

Finance lease obligations	$1,166	$1,113
Finance lease obligations, less current portion	1,249	1,601
Total finance lease obligations	$2,415	$2,714

Weighted average remaining lease term (in years):
Operating Leases	3.47	3.35
Finance Leases	2.40	2.66

Weighted average discount rate:
Operating Leases	5.83%	4.25%
Finance Leases	4.61%	3.47%

Rent expense was $1.7 million and $5.1 million for the three and nine months ended September 29, 2023, respectively, as compared to $1.6 million and $4.9 million for the three and nine months ended September 30, 2022, respectively.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following is a summary of other information and supplemental cash flow information related to finance and operating leases:

	Nine Months Ended
	September 29,	September 30,
	2023	2022
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$4,318	$4,879
Operating cash flow from finance leases	74	51
Financing cash flow from finance leases	951	827

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$4,316	$1,706

The following is a summary of the maturities of lease liabilities as of September 29, 2023:

	Operating	Finance
	(in thousands)
Fiscal year:
Remainder of 2023	$1,494	$363
2024	4,999	1,195
2025	3,994	598
2026	3,369	293
2027	1,519	103
2028 and thereafter	816	9
Total lease payments	16,191	2,561
Less: Imputed interest	(1,633)	(146)
Total lease obligations	14,558	2,415
Less: Current obligations	4,729	1,166
Noncurrent lease obligations	$9,829	$1,249

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

The Company’s defined contribution plan (the “Plan”) covers employees who have completed three months of service and who have attained 21 years of age. The Company elects to make matching contributions equal to 50% of the participants’ contributions to the Plan, up to 6% of the individual participant’s compensation, and subject to a maximum of $3,000 per employee. Under the Plan, the Company may make discretionary contributions to employee accounts. During the nine months ended September 29, 2023 and September 30, 2022, the Company made matching contributions of $1.9 million and $2.0 million, respectively.

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

The Company manages Genesys and has the power to direct the activities that most significantly impact Genesys’s performance, in addition to being obligated to absorb expected losses from Genesys. Accordingly, the Company is the primary beneficiary of Genesys and consolidates Genesys as a VIE. In addition, the Company concluded there is no noncontrolling interest related to the consolidation of Genesys because the Company determined that (i) the shareholder of Genesys does not have more than a nominal amount of equity investment at risk, (ii) WES absorbs the expected losses of Genesys through its deferral of Genesys’s service fees owed to WES and the Company has, since entering into the administrative services agreement, had to continuously defer service fees for Genesys, and (iii) the Company believes Genesys will continue to have a shortfall on payment of its service fees for the foreseeable future, leaving no expected residual returns for the shareholder. As of September 29, 2023, the Company had one VIE — Genesys.

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

There were no intersegment sales during the three and nine months ended September 29, 2023 and September 30, 2022. The Company’s chief operating decision maker evaluates the performance of each segment based upon income or loss from operations before income taxes. Certain segment asset information including expenditures for long-lived assets has not been presented as it is not reported to or reviewed by the chief operating decision maker. In addition, enterprise-wide service line contract revenue is not included as it is impracticable to report this information for each group of similar services.

Financial information with respect to the reportable segments and reconciliation to the amounts reported in the Company’s Condensed Consolidated Financial Statements is as follows:

		Engineering	Unallocated		Consolidated
	Energy	& Consulting	Corporate	Intersegment	Total
	(in thousands)
Fiscal Three Months Ended September 29, 2023
Contract revenue	$111,030	$21,708	$-	$-	$132,738
Depreciation and amortization	3,854	336	-	-	4,190
Interest expense, net	2	-	2,435	-	2,437
Segment profit (loss) before income tax expense	2,814	2,853	(3,388)	-	2,279
Income tax expense (benefit)	852	728	(867)	-	713
Net income (loss)	1,961	2,127	(2,522)	-	1,566
Segment assets (1)	340,422	26,901	57,427	(23,130)	401,620
Fiscal Three Months Ended September 30, 2022
Contract revenue	$102,625	$18,774	$-	$-	$121,399
Depreciation and amortization	4,166	239	-	-	4,405
Interest expense, net	3	-	1,432	-	1,435
Segment profit (loss) before income tax expense	(1,815)	3,473	(3,108)	-	(1,450)
Income tax expense (benefit)	(1,565)	1,781	(1,742)	-	(1,526)
Net income (loss)	(250)	1,692	(1,366)	-	76
Segment assets (1)	336,036	22,630	59,575	(23,130)	395,111
Fiscal Nine Months Ended September 29, 2023
Contract revenue	$292,330	$62,088	$-	$-	$354,418
Depreciation and amortization	11,655	863	-	-	12,518
Interest expense, net	5	-	7,105	-	7,110
Segment profit (loss) before income tax expense	6,188	8,658	(10,239)	-	4,607
Income tax expense (benefit)	2,300	3,218	(3,806)	-	1,712
Net income (loss)	3,888	5,440	(6,433)	-	2,895
Segment assets (1)	340,422	26,901	57,427	(23,130)	401,620
Fiscal Nine Months Ended September 30, 2022
Contract revenue	$262,186	$53,696	$-	$-	$315,882
Depreciation and amortization	12,506	734	-	-	13,240
Interest expense, net	8	-	3,208	-	3,216
Segment profit (loss) before income tax expense	(12,525)	8,111	(9,197)	-	(13,611)
Income tax expense (benefit)	(5,143)	3,330	(3,775)	-	(5,588)
Net income (loss)	(7,382)	4,780	(5,421)	-	(8,023)
Segment assets (1)	336,036	22,630	59,575	(23,130)	395,111
(1)	Segment assets are presented net of intercompany receivables.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following tables provide information about disaggregated revenue by contract type, client type and geographical region:

	Three months ended September 29, 2023
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$9,382	$16,629	$26,011
Unit-based	42,119	4,182	46,301
Fixed price	59,529	897	60,426
Total (1)	$111,030	$21,708	$132,738

Client Type
Commercial	$7,448	$1,588	$9,036
Government	52,410	20,054	72,464
Utilities (2)	51,172	66	51,238
Total (1)	$111,030	$21,708	$132,738

Geography (3)
Domestic	$111,030	$21,708	$132,738

	Nine months ended September 29, 2023
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$26,038	$47,626	$73,664
Unit-based	126,946	11,616	138,562
Fixed price	139,346	2,846	142,192
Total (1)	$292,330	$62,088	$354,418

Client Type
Commercial	$21,607	$4,128	$25,735
Government	119,028	57,759	176,787
Utilities (2)	151,695	201	151,896
Total (1)	$292,330	$62,088	$354,418

Geography (3)
Domestic	$292,330	$62,088	$354,418

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

	Three months ended September 30, 2022
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$7,468	$13,880	$21,348
Unit-based	43,039	3,791	46,830
Fixed price	52,118	1,103	53,221
Total (1)	$102,625	$18,774	$121,399

Client Type
Commercial	$6,848	$1,376	$8,224
Government	48,073	17,348	65,421
Utilities (2)	47,704	50	47,754
Total (1)	$102,625	$18,774	$121,399

Geography (3)
Domestic	$102,625	$18,774	$121,399

	Nine months ended September 30, 2022
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$23,873	$40,221	$64,094
Unit-based	128,540	10,530	139,070
Fixed price	109,773	2,945	112,718
Total (1)	$262,186	$53,696	$315,882

Client Type
Commercial	$21,638	$4,330	$25,968
Government	96,293	49,139	145,432
Utilities (2)	144,255	227	144,482
Total (1)	$262,186	$53,696	$315,882

Geography (3)
Domestic	$262,186	$53,696	$315,882

(1)	Amounts may not add to the totals due to rounding.
(2)	Includes the portion of revenue related to small business programs paid by the end user/customer.
(3)	Revenue from the Company’s foreign operations were not material for the three and nine months ended September 29, 2023 and September 30, 2022.

Geographical Information

Substantially all of the Company’s consolidated revenue was derived from its operations in the U.S. The Company operates through a network of offices spread across 22 U.S. states, the District of Columbia, the Commonwealth of Puerto Rico, and Canada. Revenues from the Company’s Puerto Rican and Canadian operations were not material for the three and nine months ended September 29, 2023 nor the three and nine months ended September 30, 2022.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Customer Concentration

For the three and nine months ended September 29, 2023, the Company’s top 10 customers accounted for 52.9%, and 50.6%, respectively, of the Company’s consolidated contract revenue. For the three and nine months ended September 30, 2022, the Company’s top 10 customers accounted for 57.2%, and 54.5%, respectively, of the Company’s consolidated contract revenue.

For the three and nine months ended September 29, 2023, the Company had no individual customer that accounted for more than 10% of its consolidated contract revenue. For the three months ended September 30, 2022, the Company had one customer, Pueblo County School District, that accounted for 13.3% of its consolidated contract revenues. For the nine months ended September 30, 2022, the Company had one customer, the Los Angeles Department of Water and Power (“LADWP”), that accounted for 13.2% of its consolidated contract revenues.

On a segment basis, the Company had individual customers that accounted for more than 10% of its segment contract revenues.

For the three months ended September 29, 2023, the Company derived 21.7% of its Energy segment revenues from two customers, Pueblo County School District and Dormitory Authority State of New York (“DASNY”). For the nine months ended September 29, 2023, the Company derived 22.7% of its Energy Segment revenues from two customers, LADWP and DASNY. For the three months ended September 30, 2022, the Company derived 38.3% of its Energy segment revenues from three customers, Pueblo County School District, DASNY and LADWP. For the nine months ended September 30, 2022, the Company derived 26.5% of its Energy segment revenues from two customers, LADWP and Pueblo County School District.

For the three and nine months ended September 29, 2023, no single customer accounted for 10% or more of the Company’s Engineering and Consulting segment revenues. For the three and nine months ended September 30, 2022, no single customer accounted for 10% or more of the Company’s Engineering and Consulting segment revenues.

On a geographical basis, the Company’s largest clients are based in California and New York. For the three and nine months ended September 29, 2023, services provided to clients in California accounted for 42.8% and 42.2%, respectively, of the Company’s contract revenue and services provided to clients in New York accounted for 23.6% and 24.7%, respectively, of the Company’s contract revenue. For the three and nine months ended September 30, 2022, services provided to clients in California accounted for 37.2% and 40.3%, respectively, of the Company’s contract revenue and services provided to clients in New York accounted for 23.4% and 21.4%, respectively, of the Company’s contract revenue.

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

At the end of fiscal year 2022, the Company’s total valuation allowance was $1.2 million, remaining unchanged from the end of fiscal year 2021. As of September 29, 2023, the Company assessed all available positive and negative evidence available to determine whether, based on the weight of that evidence, there was a change in judgment related to the utilization of deferred tax assets in future years. The Company concluded that as of September 29, 2023, the valuation allowance for the Company’s deferred tax assets was appropriate in accordance with ASC 740. Consequently, there was no change to the valuation allowance during the three and nine months ended September 29, 2023.

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

The Company recognizes the tax benefit from uncertain tax positions if it is more likely than not that the tax positions will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefit is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. During the three and nine months ended September 29, 2023, and the three and nine months ended September 30, 2022, the Company did not record a liability for uncertain tax positions.

Based on the Company’s estimates and determination of an effective tax rate for the year, the Company recorded an income tax expense of $0.7 million and $1.7 million for the three and nine months ended September 29, 2023, respectively, as compared to an income tax benefit of $1.5 million and $5.6 million for the three and nine months ended September 30, 2022, respectively. During the three and nine months ended September 29, 2023, the difference between the effective tax rate and the federal statutory rate was primarily attributable to state taxes, non-deductible stock compensation, nondeductible executive compensation, research and development tax credits, and the commercial building energy efficiency deduction. During the three and nine months ended September 30, 2022, the difference between the effective tax rate and the federal statutory rate was primarily attributable to state taxes, non-deductible stock compensation, nondeductible executive compensation, research and development tax credits, and the commercial building energy efficiency deduction.

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

The following table sets forth the number of weighted-average common shares outstanding used to compute basic and diluted EPS:

	Three months ended		Nine months ended
	September 29,	September 30,	September 29,	September 30,
	2023	2022	2023	2022
	(in thousands, except per share amounts)
Net income (loss)	$1,566	$76	$2,895	$(8,023)
Weighted-average common shares outstanding	13,462	13,110	13,357	12,971
Effect of dilutive stock options and restricted stock awards	247	250	206	—
Weighted-average common shares outstanding-diluted	13,709	13,360	13,563	12,971
Earnings (Loss) per share:
Basic	$0.12	$0.01	$0.22	$(0.62)
Diluted	$0.11	$0.01	$0.21	$(0.62)

For the three and nine months ended September 29, 2023, the Company excluded 363,000 and 389,000 common shares, respectively, subject to outstanding equity awards from the calculation of diluted shares because their impact would have been anti-dilutive. For the three months ended September 30, 2022, the Company excluded 401,000 common shares subject to outstanding equity awards from the calculation of diluted shares because their impact would have been anti-dilutive. For the nine months ended September 30, 2022, the Company reported a net loss and, accordingly, all outstanding equity awards have been excluded from such periods because including them would have been anti-dilutive.

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

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

12. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, Subsequent Events, the Company evaluates subsequent events up until the date the Condensed Consolidated Financial Statements are issued. As of November 2, 2023, there were no subsequent events required to be reported.

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

Key Developments

New Credit Facilities

On September 29, 2023 (the “Closing Date”), we and certain of our subsidiaries entered into a credit agreement (the “Credit Agreement”) with a syndicate of financial institutions as lenders and BMO Bank, N.A. (“BMO”), as administrative agent. The Credit Agreement replaced our Amended and Restated Credit Agreement, dated as of June 26, 2019, (as amended, the “Prior Credit Agreement”), by and among the Company, the guarantors party thereto, BMO as administrative agent and lender and the lenders party thereto. For more information about our indebtedness, see Part I, Item 1, Note 5, “Debt Obligations”, and Part I, Item 3, “Quantitative and Qualitative Disclosures About Market Risk”.

Results of Operations

Third Quarter and Nine Months Overview

The following table sets forth, for the periods indicated, certain information derived from our consolidated statements of comprehensive income(1):

	Three Months Ended
	September 29,		September 30,
	2023		2022		$ Change	% Change

	(in thousands, except percentages)

Contract revenue	$132,738	100.0%	$121,399	100.0%	$11,339	9.3%
Direct costs of contract revenue:
Salaries and wages	21,856	16.5	21,420	17.6	436	2.0
Subcontractor services and other direct costs	67,454	50.8	62,457	51.4	4,997	8.0
Total direct costs of contract revenue	89,310	67.3	83,877	69.1	5,433	6.5

Gross profit	43,428	32.7	37,522	30.9	5,906	15.7

General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	23,805	17.9	20,373	16.8	3,432	16.8
Facilities and facilities related	2,303	1.7	2,228	1.8	75	3.4
Stock-based compensation	1,244	0.9	1,607	1.3	(363)	(22.6)
Depreciation and amortization	4,190	3.2	4,405	3.6	(215)	(4.9)
Other	8,049	6.1	9,664	8.0	(1,615)	(16.7)
Total general and administrative expenses	39,591	29.8	38,277	31.5	1,314	3.4

Income (loss) from operations	3,837	2.9	(755)	(0.6)	4,592	608.2
Other income (expense):
Interest expense	(2,437)	(1.8)	(1,435)	(1.2)	(1,002)	69.8
Other, net	879	0.7	740	0.6	139	18.8
Total other income (expense)	(1,558)	(1.2)	(695)	(0.6)	(863)	124.2
Income (Loss) before income tax expense	2,279	1.7	(1,450)	(1.2)	3,729	257.2
Income tax expense (benefit)	713	0.5	(1,526)	(1.3)	2,239	(146.7)
Net income (loss)	$1,566	1.2	$76	0.1	$1,490	1,960.5

(1)	Percentages are expressed as a percentage of contract revenue and may not total due to rounding.

	Nine Months Ended
	September 29,		September 30,
	2023		2022		$ Change	% Change

	(in thousands, except percentages)

Contract revenue	$354,418	100.0%	$315,882	100.0%	$38,536	12.2%
Direct costs of contract revenue:
Salaries and wages	63,568	17.9	61,514	19.5	2,054	3.3
Subcontractor services and other direct costs	165,508	46.7	153,896	48.7	11,612	7.5
Total direct costs of contract revenue	229,076	64.6	215,410	68.2	13,666	6.3

Gross profit	125,342	35.4	100,472	31.8	24,870	24.8

General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	68,606	19.4	60,169	19.0	8,437	14.0
Facilities and facilities related	7,200	2.0	6,999	2.2	201	2.9
Stock-based compensation	4,064	1.1	6,626	2.1	(2,562)	(38.7)
Depreciation and amortization	12,518	3.5	13,240	4.2	(722)	(5.5)
Other	22,629	6.4	25,099	7.9	(2,470)	(9.8)
Total general and administrative expenses	115,017	32.5	112,133	35.5	2,884	2.6

Income (loss) from operations	10,325	2.9	(11,661)	(3.7)	21,986	188.5
Other income (expense):
Interest expense	(7,110)	(2.0)	(3,216)	(1.0)	(3,894)	121.1
Other, net	1,392	0.4	1,266	0.4	126	10.0
Total other income (expense)	(5,718)	(1.6)	(1,950)	(0.6)	(3,768)	193.2
Income (Loss) before income tax expense	4,607	1.3	(13,611)	(4.3)	18,218	133.8
Income tax expense (benefit)	1,712	0.5	(5,588)	(1.8)	7,300	(130.6)
Net income (loss)	$2,895	0.8	$(8,023)	(2.5)	$10,918	136.1

(1)	Percentages are expressed as a percentage of contract revenue and may not total due to rounding.

The following tables provides information about disaggregated revenue of our two segments, Energy and Engineering and Consulting, by contract type, client type and geographical region:

	Three months ended September 29, 2023
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$9,382	$16,629	$26,011
Unit-based	42,119	4,182	46,301
Fixed price	59,529	897	60,426
Total (1)	$111,030	$21,708	$132,738

Client Type
Commercial	$7,448	$1,588	$9,036
Government	52,410	20,054	72,464
Utilities (2)	51,172	66	51,238
Total (1)	$111,030	$21,708	$132,738

Geography (3)
Domestic	$111,030	$21,708	$132,738

	Nine months ended September 29, 2023
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$26,038	$47,626	$73,664
Unit-based	126,946	11,616	138,562
Fixed price	139,346	2,846	142,192
Total (1)	$292,330	$62,088	$354,418

Client Type
Commercial	$21,607	$4,128	$25,735
Government	119,028	57,759	176,787
Utilities (2)	151,695	201	151,896
Total (1)	$292,330	$62,088	$354,418

Geography (3)
Domestic	$292,330	$62,088	$354,418

	Three months ended September 30, 2022
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$7,468	$13,880	$21,348
Unit-based	43,039	3,791	46,830
Fixed price	52,118	1,103	53,221
Total (1)	$102,625	$18,774	$121,399

Client Type
Commercial	$6,848	$1,376	$8,224
Government	48,073	17,348	65,421
Utilities (2)	47,704	50	47,754
Total (1)	$102,625	$18,774	$121,399

Geography (3)
Domestic	$102,625	$18,774	$121,399

	Nine months ended September 30, 2022
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$23,873	$40,221	$64,094
Unit-based	128,540	10,530	139,070
Fixed price	109,773	2,945	112,718
Total (1)	$262,186	$53,696	$315,882

Client Type
Commercial	$21,638	$4,330	$25,968
Government	96,293	49,139	145,432
Utilities (2)	144,255	227	144,482
Total (1)	$262,186	$53,696	$315,882

Geography (3)
Domestic	$262,186	$53,696	$315,882

(1)	Amounts may not add to the totals due to rounding.
(2)	Includes the portion of revenue related to small business programs paid by the end user/customer.
(3)	Revenue from our foreign operations were immaterial for the three and nine months ended September 29, 2023 and September 30, 2022.

Three Months Ended September 29, 2023 Compared to Three Months Ended September 30, 2022

Contract revenue. Consolidated contract revenue increased $11.3 million, or 9.3%, in the three months ended September 29, 2023, compared to the three months ended September 30, 2022, due to incremental revenues in both our Energy segment and our Engineering and Consulting segment.

Contract revenue in our Energy segment increased $8.4 million, or 8.2%, in the three months ended September 29, 2023, compared to the three months ended September 30, 2022, primarily as a result of increases in construction management revenues, utility program revenues, and planning and advisory consulting revenues.

Contract revenue in our Engineering and Consulting segment increased $2.9 million, or 15.6%, in the three months ended September 29, 2023, compared to the three months ended September 30, 2022, primarily due to increased demand for services provided to our clients.

Direct costs of contract revenue. Direct costs of consolidated contract revenue increased $5.4 million, or 6.5% for the three months ended September 29, 2023, compared to the three months ended September 30, 2022, primarily as a result of the increase, and change of mix, in contract revenues as described above. As a percentage of contract revenue, direct salaries and wages decreased to 16.5% in the three months ended September 29, 2023 from 17.6% in the three months ended September 30, 2022, while subcontractor services and other direct costs decreased to 50.8% in the three months ended September 29, 2023 from 51.4% in the three months ended September 30, 2022.

Direct costs of contract revenue in our Energy segment increased $3.8 million, or 5.1% for the three months ended September 29, 2023, compared to the three months ended September 30, 2022. Direct costs of contract revenue for the Engineering and Consulting segment increased $1.6 million, or 18.2%, in the three months ended September 29, 2023, compared to the three months ended September 30, 2022.

Subcontractor services and other direct costs increased by $5.0 million, or 8.0%, in the three months ended September 29, 2023, compared to the three months ended September 30, 2022, primarily due to the increase in construction management revenues and utility program revenues. Salaries and wages remained relatively flat in the three months ended September 29, 2023, compared to the three months ended September 30, 2022.

Gross Profit. Gross profit increased 15.7% to $43.4 million, or 32.7% gross margin, for the three months ended September 29, 2023, compared to gross profit of $37.5 million, or 30.9% gross margin, for the three months ended September 30, 2022. The increase in our gross margin was primarily driven by changes in the mix of revenues as described above combined with the absence of project startup costs for new utility programs that were incurred during the third quarter of fiscal year 2022 but did not recur in the third quarter of fiscal year 2023.

General and administrative expenses. General and administrative (“G&A”) expenses increased $1.3 million, or 3.4%, in the three months ended September 29, 2023, compared to the three months ended September 30, 2022. G&A expenses consisted of an increase of $2.0 million in the Engineering and Consulting segment, partially offset by a decrease of $0.2 million in the Energy segment and a decrease of $0.5 million in unallocated corporate expenses.

Within G&A expenses, the increase of $3.4 million in salaries and wages, payroll taxes and employee benefits was partially offset by a decrease of $1.6 million in other general and administrative expenses combined with a decrease of $0.4 million in stock-based compensation and a decrease of $0.2 million in depreciation and amortization. The increase in salaries and wages, payroll taxes and employee benefits was primarily due to an increase in incentive compensation, consistent with the improvement in operating profit. The decrease in other general and administrative expenses was primarily due to contingent consideration expense related to prior acquisitions in the third quarter of fiscal year 2022 that did not recur in the same period for 2023. The decrease in stock-based compensation expenses was primarily related to previously awarded stock grants reaching the end of their corresponding vesting periods, partially offset by new equity awards being issued at lower stock prices. The decrease in depreciation and amortization was primarily related to lower amortization of intangible assets from prior acquisitions.

Income (loss) from operations. Operating income was $3.8 million for the three months ended September 29, 2023, compared to an operating loss of $0.8 million for the three months ended September 29, 2022, as a result of the factors noted above.

Total other expense, net. Total other expense, net, increased $0.9 million, or 124.2%, for the three months ended September 29, 2023, compared to the three months ended September 30, 2022, primarily due to higher interest expense as a result of the increase in market interest rates which directly affected our variable interest rates under our credit facilities, combined with a one-time charge of $0.5 million for unamortized debt issuance costs related to our prior credit facilities.

Income tax expense (benefit). We recorded an income tax expense of $0.7 million for the three months ended September 29, 2023, compared to a tax benefit of $1.5 million for the three months ended September 30, 2022. The tax expense is primarily attributable to the income before income tax combined with various tax deductions and credits.

Net income (loss). Our net income was $1.6 million for the three months ended September 29, 2023, as compared to a net income of $0.1 million for the three months ended September 30, 2022. The increase in net income was primarily attributable to the increase in revenue and gross profit, partially offset by higher interest expense and income tax expense.

Nine Months Ended September 29, 2023 Compared to Nine Months Ended September 30, 2022

Contract revenue. Consolidated contract revenue increased $38.5 million, or 12.2%, in the nine months ended September 29, 2023, compared to the nine months ended September 30, 2022, due to incremental revenues in both our Energy segment and in our Engineering and Consulting segment.

Contract revenue in our Energy segment increased $30.1 million, or 11.5%, in the nine months ended September 29, 2023, compared to the nine months ended September 30, 2022, primarily as a result of increases in software licensing revenue and higher demand across the full spectrum of our energy services. Contract revenue in our Engineering and Consulting segment increased $8.4 million, or 15.6%, in the nine months ended September 29, 2023, compared to the nine months ended September 30, 2022, primarily due to increased demand for services provided to our clients.

Direct costs of contract revenue. Direct costs of consolidated contract revenue increased $13.7 million, or 6.3%, for the nine months ended September 29, 2023, compared to the nine months ended September 30, 2022, primarily as a result of the increase, and change of mix, in contract revenues as described above. As a percentage of contract revenue, direct salaries and wages decreased to 17.9% in the nine months ended September 29, 2023, from 19.5% in the nine months ended September 30, 2022, while subcontractor services and other direct costs decreased to 46.7% in the nine months ended September 29, 2023 from 48.7% in the nine months ended September 30, 2022.

Direct costs of contract revenue in our Energy segment increased $9.6 million, or 5.1% for the nine months ended September 29, 2023, compared to the nine months ended September 30, 2022. Direct costs of contract revenue for the Engineering and Consulting segment increased $4.1 million, or 15.8%, in the nine months ended September 29, 2023, compared to the nine months ended September 30, 2022.

Subcontractor services and other direct costs increased by $11.6 million, or 7.5%, and salaries and wages increased by $2.1 million, or 3.3%, in the nine months ended September 29, 2023, compared to the nine months ended September 30, 2022, primarily as a result of the increases in contract revenue.

Gross Profit. Gross profit increased 24.8% to $125.3 million, or 35.4% gross margin, for the nine months ended September 29, 2023, compared to gross profit of $100.5 million, or 31.8% gross margin, for the nine months ended September 30, 2022. The increase in our gross margin was primarily driven by higher software licensing revenue and changes in the mix of revenues as described above combined with the absence of project startup costs for new utility programs that were incurred during the same period of fiscal year 2022 but did not recur in the same period for fiscal year 2023.

General and administrative expenses. G&A expenses increased $2.9 million, or 2.6%, in the nine months ended September 29, 2023, compared to the nine months ended September 30, 2022. G&A expenses consisted of an increase of $1.6 million in the Energy segment combined with an increase of $3.8 million in the Engineering and Consulting segment, partially offset by a decrease of $2.5 million in unallocated corporate expenses.

Within G&A expenses, the increase of $8.4 million in salaries and wages, payroll taxes and employee benefits was partially offset by a decrease of $2.6 million in stock-based compensation, a decrease of $2.5 million in other general and administrative expenses, and a decrease of $0.7 million in depreciation and amortization. The increase in salaries and wages, payroll taxes and employee benefits was primarily due to an increase in incentive compensation, consistent with the improvement in operating profit. The decrease in stock-based compensation expenses was primarily related to previously awarded stock grants reaching the end of their corresponding vesting periods, partially offset by new equity awards being issued at lower stock prices. The decrease in other general and administrative expenses was primarily due to contingent consideration expense related to prior acquisitions that occurred during the nine months ended September 30, 2022 that did not recur in the same period for 2023. The decrease in depreciation and amortization was primarily related to lower amortization of intangible assets from prior acquisitions.

Income (loss) from operations. Operating income was $10.3 million for the nine months ended September 29, 2023, compared to an operating loss of $11.7 million for the nine months ended September 30, 2022, as a result of the factors noted above.

Total other expense, net. Total other expense, net, increased $3.8 million, or 193.2%, for the nine months ended September 29, 2023, compared to the nine months ended September 30, 2022, primarily due to higher interest expense as a result of the increase in market interest rates which directly affected our variable interest rates under our credit facilities, combined with a one-time charge of $0.5 million for unamortized debt issuance costs related to our prior credit facilities.

Income tax expense (benefit). We recorded an income tax expense of $1.7 million for the nine months ended September 29, 2023, compared to a tax benefit of $5.6 million for the nine months ended September 30, 2022. The tax expense is primarily attributable to the income before income tax combined with the non-recurrence of a one-time tax benefit recognized during the same period last year related to additional energy efficiency building deductions.

Net income (loss). Our net income was $2.9 million for the nine months ended September 29, 2023, as compared to a net loss of $8.0 million for the nine months ended September 30, 2022. The increase in net income was primarily attributable to the increase in revenue and gross profit, partially offset by higher interest expense and income tax expense.

Liquidity and Capital Resources

	Nine Months Ended
	September 29,	September 30,
	2023	2022
	(in thousands)
Net cash provided by (used in):
Operating activities	$24,112	$4,503
Investing activities	(9,115)	(6,894)
Financing activities	(21,595)	(12)
Net increase (decrease) in cash and cash equivalents	$(6,598)	$(2,403)

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

As described in Part I, Item 1, Note 5, “Debt Obligations”, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, on September 29, 2023 we and certain of our subsidiaries entered into the Credit Agreement with a syndicate of financial institutions as lenders and BMO, as administrative agent. The Credit Agreement replaced our Prior Credit Agreement, by and among the Company, the guarantors party thereto, BMO as administrative agent and lender and the lenders party thereto. As of September 29, 2023, we had a fully drawn $100 million term loan with $100.0 million outstanding (the “Term Loan”), a $50.0 million Revolving Credit Facility with no borrowed amounts and $4.1 million in letters of credit issued. In addition, as of September 29, 2023, we had $12.9 million of unrestricted cash and cash equivalents.

As of September 29, 2023, borrowings under our Credit Facilities, exclusive of the effects of upfront fees, undrawn fees and issuance cost amortization, bore interest at an annual rate of 8.4%. See Part I, Item 1, Note 5, “Debt Obligations”, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information regarding our indebtedness, including information about new borrowings and repayments, principal repayment terms, interest rates, covenants, and other key terms of our outstanding indebtedness.

Cash Flows from Operating Activities

Cash flows provided by operating activities were $24.1 million for the nine months ended September 29, 2023, as compared to cash flows provided by operating activities of $4.5 million for the nine months ended September 30, 2022. Cash flows from operating activities primarily consists of net income, adjusted for non-cash charges, such as depreciation and amortization and stock-based compensation, plus or minus changes in current operating assets and liabilities. Cash flows provided by operating activities for the nine months ended September 29, 2023, resulted primarily from the increase in earnings, combined with lower working capital requirements. Cash flows provided by operating activities for the nine months ended September 30, 2022, was favorably impacted by lower working capital requirements, offset by increases in operating losses primarily due to start up costs related to new contract awards.

Cash Flows from Investing Activities

Cash flows used in investing activities were $9.1 million for the nine months ended September 29, 2023, as compared to cash flows used in investing activities of $6.9 million for the nine months ended September 30, 2022. Cash flows used in investing activities for the nine months ended September 29, 2023 were primarily due to cash paid for the development of software and the purchase of computers and equipment. Cash flows used in investing activities for the nine months ended September 30, 2022 were primarily due to cash paid for the development of software and the purchase of computers and equipment.

Cash Flows from Financing Activities

Cash flows used in financing activities were $21.6 million for the nine months ended September 29, 2023, as compared to cash flows used in financing activities of $12,000 for the nine months ended September 30, 2022. Cash flows used in financing activities for the nine months ended September 29, 2023 were primarily attributable to the disbursement of $10.7 million in restricted cash for utility rebate incentives, payments of $4.0 million for contingent consideration related to prior acquisitions, combined with repayments and borrowings of $111.0 million and $105.0 million, respectively, under our term loan facility and line of credit, which resulted primarily from refinancing our Prior Credit Facility. Cash flows used in financing activities for the nine months ended September 30, 2022 consisted of payments of $10.2 million for contingent consideration related to prior acquisitions combined with repayments of $9.8 million under our term loan facility and revolving line of credit, offset by borrowings of $20.0 million under our Delayed Draw Term Loan.

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

Contractual Obligations

The following table sets forth our known contractual obligations as of September 29, 2023:

		Less than			More than
Contractual Obligations	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
	(in thousands)
Debt (1)	$99,381	$7,995	$91,386	$—	$—
Interest payments on debt outstanding (2)	21,939	8,040	13,899	—	—
Operating leases	14,558	4,729	6,976	2,120	733
Finance leases	2,415	1,166	1,071	169	9
Total contractual cash obligations	$138,293	$21,930	$113,332	$2,289	$742
(1)	Debt includes $100.0 million outstanding on our Term Loan, net of issuance costs, and no borrowed amounts outstanding on our Revolving Credit Facility as of September 29, 2023. We have assumed no future borrowings or repayments (other than at maturity) for purposes of this table. Our Term Loan is scheduled to mature on September 29, 2026.
(2)	Borrowings under our Term Loan and Revolving Credit Facility bear interest at a variable rate. Future interest payments on our Credit Facility are estimated using floating rates in effect as of September 29, 2023.

As of September 29, 2023, we did not have any remaining contingent consideration payable related to any prior acquisitions. In addition, as of September 29, 2023, we did not have any arrangements involving the potential incurrence of future contingent consideration.

Outstanding Indebtedness

See Part I, Item 1, Note 5, “Debt Obligations”, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, for information regarding our indebtedness, including information about new borrowings and repayments, principal repayment terms, interest rates, covenants, and other key terms of our outstanding indebtedness.

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

Components of Revenue and Expense

Contract Revenue

We generally provide our services under contracts, purchase orders or retainer letters. The agreements we enter into with our clients typically incorporate one of three principal types of pricing provisions: time-and-materials, unit-based, and fixed price. Revenue on our time-and-materials and unit-based contracts are recognized as the work is performed in accordance with specific terms of the contract. As of September 29, 2023, 21% of our contracts are time-and-materials contracts, 39% are unit-based contracts, and 40% are fixed price contracts, compared to 20% are time-and-materials contracts, 44% are unit-based contracts, and 36% are fixed price contracts, as of September 30, 2022.

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

As of September 29, 2023, we had cash and cash equivalents of $12.9 million. This amount represents cash on hand in business checking accounts with BMO Bank, N.A. We do not engage in trading activities and do not participate in foreign currency transactions.

We are subject to interest rate risk in connection with our Term Loan and borrowings, if any, under our Revolving Credit Facility, each of which bears interest at variable rates. As of September 29, 2023, $100.0 million was outstanding under our Term Loan, and we had no borrowed amounts outstanding and $4.1 million in letters of credit were issued under our Revolving Credit Facility. Each of our Term Loan and Revolving Credit Facility mature as of September 29, 2026 and are governed by our Credit Agreement.

Pursuant to the Credit Agreement, (as described in Part I, Item 1, Note 5, “Debt Obligations”, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q), borrowings under the Credit Agreement bear interest at either a Base Rate (as defined in the Credit Agreement) or the adjusted Secured Overnight Financing Rate (“SOFR”), at the Company’s option, and in each case, plus an applicable margin, which applicable margin ranges from 0.75% to 2.00% with respect to Base Rate borrowings and 1.75% to 3.00% with respect to SOFR borrowings, depending on the Company’s Total Net Leverage Ratio (as defined in the Credit Agreement); provided, that SOFR and the Base Rate cannot be less than 0.00%, with the specific pricing reset on each date on which the Administrative Agent receives the required financial statements under the Credit Agreement for the fiscal quarter then ended. The Company must also pay a commitment fee for the unused portion of the Revolving Credit Facility, which ranges from 0.20% to 0.40% per annum depending on the Company’s Total Net Leverage Ratio, and fees on the face amount of any letters of credit outstanding under the Revolving Credit Facility, which range from 1.3125% to 2.25% per annum, in each case, depending on the Company’s Total Net Leverage Ratio, as well as customary fronting fees payable to BMO as letter of credit issuer. Based upon the amount of our outstanding indebtedness as of September 29, 2023, a one percentage point increase in the effective interest rate would change our annual interest expense by approximately $1.0 million in fiscal year 2023.

The Term Loan will amortize quarterly in an amount equal to (i) 7.5% per annum for the first year ending after the Closing Date and (ii) 10.0% per annum for the second and third years ending after the Closing Date, with a final payment of all then remaining principal and interest due on the maturity date of September 29, 2026. The amounts outstanding under the Credit Facilities may be prepaid in whole or in part at any time without penalty (other than customary breakage costs).

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

In connection with the preparation of this Quarterly Report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 29, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, as of September 29, 2023.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the fiscal quarter ended September 29, 2023, we made the following repurchases of shares of our common stock from employees to satisfy tax withholding obligations incurred in connection with the vesting of restricted stock:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Programs
July 1, 2023 – July 28, 2023	889	$19.16	—	—
July 29, 2023 – August 25, 2023	—	—	—	—
August 26, 2023 – September 29, 2023	—	—	—	—
TOTAL	889	$19.16	—	—

ITEM 3. Defaults upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

Rule 10b5-1

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

10.1

The Credit Agreement, dated as of September 29, 2023, by and among Willdan Group, Inc., as Borrower, the Guarantors (as defined therein), the Lenders (as defined therein), BMO Bank N.A., as Joint Lead Arranger and Administrative Agent and J.P. Morgan, as Joint Lead Arranger (incorporated by reference to Exhibit 10.1 to Willdan Group, Inc.’s Current Report on Form 8-K, filed with the SEC on October 5, 2023).

10.2

The Security Agreement, dated as of September 29, 2023, by and among Willdan Group, Inc., as Borrower, the Debtors (as defined therein), and BMO Bank N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to Willdan Group, Inc.’s Current Report on Form 8-K, filed with the SEC on October 5, 2023).

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
November 2, 2023