Form 10-K
period 2023-12-29
Willdan Group, Inc.
filed 2024-03-08
CIK 1370450

“C/l

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 29, 2023.
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

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ⌧

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as reported on the Nasdaq Global Market, as of the last business day of the registrant’s most recently completed second fiscal quarter was $173.7 million.

On March 6, 2024 there were 13,770,106 shares of the registrant’s common stock issued and outstanding.

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

The company was founded in 1964 to serve public agencies in communities with populations ranging from 10,000 to 300,000 people. Willdan, a Delaware corporation, was formed in 2006 to serve as our holding company for the expanding subsidiary operations. We commenced providing energy efficiency services in 2008 and since then, through organic growth and acquisitions, our client base has grown to include investor-owned and other public utilities, as well as substantial energy users in government and business.

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

We operate our business through a nationwide network of offices spread across 22 states, the District of Columbia, the Canadian province of Alberta, and the Commonwealth of Puerto Rico. We serve a majority of the largest investor-owned electric utilities and over half of the largest municipal utilities in the United States (“U.S.”). Our business with public and private utilities has concentrations in California and New York, but includes numerous other utilities in the Midwest, Southeast and Mountain states and additional acquisitions may continue to expand our geographic footprint. Our business with public agencies is concentrated in California, New York, and Arizona. We also serve special districts, school districts, and a large range of public agencies and private industry throughout the U.S.

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

The following table presents the approximate percentage of our consolidated contract revenue attributable to each financial reporting segment.

	Fiscal Year
	2023	2022	2021
Energy	84%	83%	81%
Engineering and Consulting	16%	17%	19%

During fiscal year 2023, we derived 22.7% of our Energy segment contract revenues from two customers, the Los Angeles Department of Water and Power (“LADWP”) and the Dormitory Authority State of New York (“DASNY”). During fiscal year 2023, we had no individual customers that accounted for more than 10% of our Engineering and Consulting segment contract revenues.

For further information related to our financial reporting segments, see Part II, Item 8, Note 9, Segment and Geographical Information, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Energy Services

Our Energy segment provides specialized, innovative, and comprehensive energy solutions to businesses, utilities, state agencies, municipalities, and non-profit organizations. Our experienced engineers, consultants, and staff help our clients realize cost and energy savings by tailoring efficient and cost-effective solutions to assist in optimizing energy spend. Our energy services include comprehensive audit and surveys, program design, master planning, demand reduction, grid optimization, benchmarking analyses, design engineering, construction management, performance contracting, installation, alternative financing, measurement and verification services, and advances in software and data analytics for long term planning.

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
●	Marshak Science Building Rehabilitation, The City University of New York. Performed under the DASNY master contract, the Marshak Science Building is a mid-rise, 750,000 square-foot science building, which consists of a 350,000 square-foot, 13-story tower and a 300,000 square-foot plaza level and underground. The science building houses research and teaching labs, a vivarium, a morgue, office areas, a library, an auditorium, a gymnasium and a pool. We were responsible for the study, design, and construction management that included the retrofit of 200 standard-flow fume hoods to low-flow, high-efficiency hoods and the installation of high-entrainment fume hood exhaust systems, new lab make-up air units with heat recovery, liquid desiccant dehumidification systems, new supply air risers and general exhaust risers throughout the tower, new hot water and chilled water risers, new central station air handling equipment, new high-temperature hot water to low-temperature hot water heat exchangers, and a lab fit-out with chilled beam secondary heating and cooling.
●	Pueblo School District 70 Infrastructure Improvement, Colorado. Pueblo School District 70 has 25+ schools and support facilities covering approximately 1.5 million square-feet. We were responsible for development, design, and construction management of nearly 150 energy efficiency and infrastructure improvement projects district wide. These projects included multiple building additions, several major interior renovations, district-wide LED upgrade, 10 building-wide HVAC and controls projects, 11 roof replacements, a dozen major parking lot improvements and replacements, and multiple CCTV and public address system replacements.
●	San Diego Gas and Electric (“SDG&E”), California. We provided peak-load reduction and energy capacity to SDG&E by coordinating the installation of proven energy efficiency measures, including chiller retrofits, chiller variable-frequency drives (“VFDs”), HVAC VFDs, evaporative cooling, demand control ventilation, two-way valves, and chilled water pump VFDs. These measures produced both peak-load reductions and energy savings.
●	Entergy Corporation, Louisiana. We supported Entergy’s investments in grid data and analytics capabilities across its electric distribution footprint through a software license for LoadSEER. LoadSEER was developed to provide unique insights and modeling capability for distributed energy resources and the evolving distribution grid. The application is used in short- and long-term circuit-level planning and to proactively integrate renewables, energy storage, and efficiency investments. LoadSEER combines multi-layer risk, geospatial, and scenario modeling; utilities’ existing tools; engineering efforts; and multiple data sources in order to deliver dynamic, granular load profiles and perform valuation analyses.
●	Commercial Energy Efficiency Programs. Southern California Edison has contracted with us to develop, implement, and offer these programs to SCE customers. We are the implementer of the Commercial Program, which is targeted to help SCE customers lower their energy bills and reduce demand and energy usage by providing technical services, connection to financing, and financial incentives to identify and install energy efficiency measures. To support this effort, we provide full-service program implementation, including customer outreach, performing energy audits, and facilitating installation and verifying savings of approved energy efficiency measures.
●	City of New York – LL97 Implementation Action Plan. We developed a plan for New York City that identifies the most feasible route to achieving the City’s deep decarbonization, energy efficiency, and clean and renewable electricity goals. The plan is designed to balance policy compliance, technical and practical feasibility, and cost considerations, and will result in more than 50% greenhouse gas emissions reductions from City government infrastructure and energy system upgrades in City buildings by 2030. Each City agency now has actionable targets and an initial pathway to meeting them under the plan. The effort included the virtual survey of more than 4,000 publicly owned facilities in the city, detailed building energy modeling of prototypical city facilities, and transformation of these analyses into a comprehensive

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

The following are examples of typical projects we have performed in the Engineering and Consulting segment:

●	City of Elk Grove, California, City Engineering, Capital Improvement, and Infrastructure Services. We provided comprehensive technical support to the Public Works and Development Services Departments for the over 170,000-resident community of Elk Grove, California. Our services have included public counter service, drainage/stormwater/NPDES, traffic engineering, permitting, land development review and inspection, CIP design and construction support. Serving the two City departments was a team of full-time engineers, scientists, managers, observers/inspectors, project managers, administrative support staff, and a team of subconsultants. All work was accomplished through a task order process that defined the scope of work, time of performance, and cost of services.
●	City of Long Beach, California, Engineering and Construction Management Services. We provided construction management and public works inspection services for the City’s capital improvement and street maintenance programs. The projects involve building tenet improvements, landscaping, asphalt overlays, ADA compliance ramps, sidewalks, storm drains, water lines, sewer installations, underground utility improvements and other appurtenant work. We acted as the Owner’s Representative and Construction Manager responsible for coordinating all aspects of the construction, including coordination with the City’s Building Inspection Staff.
●	County of Los Angeles, California, Traffic Design and Operational Support Services. We provide professional traffic engineering services for Traffic Signal Synchronization Project. The services include meetings and project coordination with Los Angeles County and various municipalities as well as field review, equipment inventory, reporting for recommended improvements, traffic signal base plans, traffic signal improvement plans, traffic signal utility plans and engineering estimates for multiple signalized intersections along various street corridors.
●	County of Orange, California, Code Enforcement Services. Our code enforcement team is responsible for responding to citizen concerns and investigations of a variety of code violations throughout the unincorporated areas of Orange County in support of its Neighborhood Preservation Program, including the reviewing, processing, and closing of code enforcement cases related to land use, zoning, building, grading, nuisance, and property maintenance violations. Our staff performs review of all case files, inspection of properties, filing notices and complaints against violators, documenting, and preparing violation cases for the district attorney’s office and/or County counsel and testifying in court. We assist in the entitlement/development process consisting of general land use, zoning and building violations.
●	City of Phoenix, Building and Safety Services. We have provided Building Safety, Building Inspection and Building and Fire plan review services to the City of Phoenix Building and Fire Departments since 2001. Willdan Building Inspectors and Reviewers report to the City of Phoenix where the city provides assignments. Inspectors are assigned residential new construction, additions, and remodel inspections. Fire plan reviewers are assigned commercial fire protection systems and Fire Code reviews. Plan reviewers are assigned residential new construction, additions and remodels reviews.
●	Contra Costa County, California, Financial Services. We provided finance review, financial analysis, and contract administration services for the Contra Costa County Public Works Department. Willdan provided municipal services in a variety of professional and technical administrative and finance measures.
●	Property Assessed Clean Energy (“PACE”). PACE is a financing mechanism that enables low-cost, long-term funding for energy efficiency, renewable energy and water conservation projects. PACE financing is repaid as an assessment on the property owner’s regular tax bill, and is processed the same way as other local public benefit assessments that have been utilized for decades. Depending on local legislation, PACE can be used to pay for new heating and cooling systems, solar panels, insulation and more for commercial, nonprofit and residential properties. This allows property owners to implement improvements without a large up-front cash payment. We have partnered with Ygrene Energy Fund to provide a national PACE program.

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

We are organized to profitably manage numerous small and large contracts at the same time. The majority of our contracts typically range from $1,000 to $10,000,000 in contract revenue; however, several of our construction management service contracts exceed $20,000,000 and can range up to $130,000,000 in construction value. In addition, many of our multi-year utility program management contracts exceed $10,000,000 and, two of our largest contracts have provided contract limits in excess of $100,000,000 in revenue over a period of five years for the management of utility incentive programs for the implementation of energy efficiency measures. Our contracts typically have a duration of between two and thirty-six months, although we have city services contracts that have been renewed or re-awarded and in effect for over 30 years. Most of our contracts include a provision allowing for termination for convenience after reimbursement of any unbilled effort under the contract. As of December 29, 2023, we had approximately 2,300 open projects.

During fiscal year 2023, we had no individual customers that accounted for more than 10% of our consolidated contract revenues and our top 10 customers accounted for 52.7% of our consolidated contract revenues.

Our largest clients are based in California and New York. In fiscal year 2023, services provided to clients in California accounted for 45.1% of our consolidated contract revenue and services provided to clients in New York accounted for 24.7% of our consolidated contract revenue.

We collaborate with the LADWP through the Commercial Direct Install Program, which is a small business lighting energy efficiency program that serves all commercial customers in LADWP territory with demand up to 250kW. On average, this program typically implements approximately 8,000 energy efficiency projects a year and has implemented over 103,000 projects since program inception in 2008. Over that time, we have saved the LADWP and its customers over half a million MWh per year and almost one hundred MW of peak demand and also provided lead generation identifying over 5,000 water efficiency upgrades.

We also collaborate with Duke Energy - Progress to manage the small business direct install program in North Carolina and South Carolina. Since its launch in 2013, the program has grown to encompass all eligible Duke Energy customers in North Carolina, South Carolina, Indiana, and Kentucky. The Small Business Energy Saver Program offers eligible commercial customers the opportunity to retrofit a comprehensive list of existing inefficient equipment with more energy-efficient measures. The program provides integrated turn-key services including program marketing, energy assessments, installation by local contractors, up to 80 percent incentives to offset the cost of projects, and education to encourage the replacement of existing equipment with improvements in lighting, refrigeration, and HVAC. We continue to implement programs across these four states and have completed over 30,000 projects for Duke Energy resulting in over 890,000 MWh in savings to small businesses.

We implement Consolidated Edison’s Small and Medium Business Program across the utility's New York City and Westchester County service area. After giving effect to renewals and extensions, this Consolidated Edison contract continues through the end of 2025. We also implement the Consolidated Edison Multifamily program, their largest energy efficiency program. After giving effect to renewals and extensions, that contract continues through the end of 2024. Both programs help customers save energy, lower their bills and protect the environment by providing financial incentives to identify and buy down the cost of energy efficiency measures. To support this effort, we provide full-service program implementation including outreach and direct sales to potential commercial customers, on-site energy efficiency assessments, direct implementation of energy savings measures and participating contractor management. The administration of incentive payments to other contractors providing services through the program is included in our scope, but the structure of the contract is such that these payments are not included in revenue or expenses. Consolidated Edison may terminate the contract at any time for any reason. Consolidated Edison has been a customer of ours since 2009.

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

Contract Structure

We generally provide our services under contracts, purchase orders, licensing agreements or retainer letters. The agreements we enter into with our clients typically incorporate one of three principal types of pricing provisions:

●	Time-and-materials provisions provide for reimbursement of costs and overhead plus a fee for labor based on the time expended on a project multiplied by a negotiated hourly billing rate. The profitability achievable on a time-and-materials basis is driven by billable headcount, staff utilization, and cost control.
●	Unit-based provisions require the delivery of specific units of work, such as energy efficiency savings goals measured in kWh or Therms, arbitrage rebate calculations, software access terms, dissemination of municipal securities continuing disclosure reports, or building plan checks, at an agreed price per unit, with the total payment under the contract determined by the actual number of units performed.
●	Fixed price provisions require all work under a contract to be performed for a specified lump sum, which may be subject to adjustment if the scope of the project changes. Contracts with fixed price provisions carry certain inherent risks, including risks of losses from underestimating costs, delays in project completion, problems with new technologies, price increases for materials, and economic and other changes that may occur over the contract period. Consequently, the profitability, if any, of fixed price contracts can vary substantially. We typically mitigate some of these risks through the use of fixed price subcontracts for services, material, and equipment.

The following table presents, for the periods indicated, the approximate percentage of our contract revenue subject to each type of pricing provision:

	Fiscal Year
	2023	2022	2021
Time-and-materials	19%	20%	24%
Unit-based	42%	45%	54%
Fixed price	39%	35%	22%
Total	100%	100%	100%

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

We consider our principal competitive advantages to be our reputation for dependability, technical knowledge and industry expertise of employees, quality of services and solutions, and the scope and scale of our service offerings. We believe that no single competitor has sufficient market share to influence the markets in which we operate.

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

Our Workforce

As of December 29, 2023, we employed a total of 1,616 employees, excluding contractors. Our employees include, among others, licensed electrical, mechanical, structural, geotechnical and civil engineers; land surveyors; certified building officials; certified inspectors and plans examiners; licensed architects and landscape architects; certified planners; energy sales and audit specialists; installation technicians; program managers; policy advisors and information technology specialists. We believe that we attract and retain highly skilled personnel with significant industry experience and strong client relationships by offering them challenging assignments in a dynamic work environment that recognizes, supports, and encourages diverse backgrounds and inter-cultural cooperation combined with compensation and employee benefit programs that are competitive with those offered by our competitors. See Part I, Item 1A, "Risk Factors" included in this Annual Report on Form 10-K for a discussion of the risks related to the loss of key personnel or our inability to attract and retain qualified personnel.

The following table sets forth the number of our employees in each of our business segments and our holding company:

	Fiscal Year
	2023	2022	2021
Energy	814	781	860
Engineering and Consulting	714	623	619
Holding Company Employees (Willdan Group, Inc.)	88	87	81
Total	1,616	1,491	1,560

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

Our employees are highly engaged in the formation of Employee Resource Groups (“ERGs”). We believe that ERGs foster a greater sense of community while increasing employee engagement, inclusiveness, representation, and collaboration. All employees have the opportunity to initiate, join, and lead ERGs.

Employee Engagement and Development

Sustaining long-term growth requires continued investment in people, innovation, and new opportunities. We continuously strive to improve upon our engagement between employees and management teams to drive our company goals and enhance the employee experience. At all locations, we provide our employees with performance assessments and evaluations and professional development opportunities including access to job specific training. We also provide our employees with training on workplace culture and enrichment through our learning platform, which covers topics such as anti-harassment, creating healthy work environments, inclusion, ethics and compliance.

To measure our human capital objectives, we continuously engage with our employees. We provide several mechanisms for our employees to provide their feedback, including direct discussions with managers, company-wide employee surveys, and leadership meetings. We review the company-wide employee survey results and implement action plans aimed at enhancing employee satisfaction and alignment with our overall human capital strategy. In 2021, we began collecting additional human capital metrics, such as employee gender ratios and other demographic information, and we have expanded the roster of universities at which we conduct recruiting activities. We continue to invest in our employee development strategy by expanding our employee training and professional development programs. In fiscal 2023, we expanded our online learning and development platform and launched a new intra-net employee communication platform.

Community Training

In 2020, we established and financed the Willdan Clean Energy Academy (“WCEA”), which offers free training and career services to disadvantaged workers in the New York City area. In 2021, we increased the funding for this outreach effort, expanding WCEA to the Los Angeles City area. In 2022, WCEA celebrated 500+ graduates and achieved a 73%+ successful employment outcome rate for unemployed and under-employed students/participants.

The WCEA supports a diverse workforce and collaborates with community-based organizations and workforce centers to support energy efficiency workforce development.

Workplace Safety

The health and safety of our employees is a core value and we continuously strive to provide a working environment that is reflective of that belief. At Willdan, our leadership embraces and supports the efforts required to drive the proactive management of risk and the elevation of our safety culture.

We recognize the important role that every employee plays in preventing work-related injuries. Training is an integral part of our Health and Safety Program and all employees receive the relevant safety training for their assigned tasks. For those working on project sites, this includes a project-safety orientation prior to beginning work on the site, participation in weekly tailgate meetings, and additional in-depth safety training for those supervising or conducting job site observations. Safety orientations also extend to our subcontractors and visitors who must access our project sites.

We track and report all safety incidents and use metrics such as recordable case rate (“RCR”) and lost-time incident rate (“LTIR”). For context, lost-time injuries are those occurring in the workplace and resulting in an employee’s inability to work the next full workday. A RCR describes the number of employees per 100 full-time employees that have been involved in an OSHA recordable injury or illness. The LTIR is the number of lost-time injuries that occurred in a given period, relative to the total number of hours worked in the same period.

In 2023, we launched a more robust cloud-based environmental, health, and safety (“EH&S”) platform in support of our risk management efforts. This enhanced system allows us to report incidents, document investigations, perform pre-mobilization inspections, conduct safety observations, record corrective actions, and publish dashboard management information for use in real-time. The system also includes a learning management system module that administers a broad library of safety-related material, tracks assigned training, and verifies course completion, as well as an oversight module to monitor key requirements of our subcontractors’ safety compliance efforts. This system helps us support safe and compliant working environments.

In addition, to better communicate and market our safety objectives, our corporate safety council meets monthly and engages member representatives across the organization, bringing practical and timely information forward to share with our workforce.

Environmental Stewardship

As a leading energy solutions provider and sustainability consultant, climate change mitigation is at the core of our identity. We deliver comprehensive sustainable solutions to our clients to reduce their carbon intensity and facilitate their transition to a net-zero carbon future. We provide planning and policy analysis for governments, regulators, and utilities, as well as innovative financing programs that bring the benefit of clean energy to underserved neighborhoods and disadvantaged customers.

We help clients reduce carbon intensity to become cleaner, more sustainable organizations through measurement and goal setting, sustainable engineering designs, installation of more efficient lighting, heating and cooling measures and the development and implementation of master plans for environmental sustainability, carbon reduction and energy efficiency to meet specific goals. This has led to energy-efficient upgrades at over 370,000 commercial buildings, schools, hospitals, and other public buildings. Our program management activities for various utilities have yielded more than 8.8 billion kWh savings, and 110 million therms reductions over the past 16 years.

We are committed to measuring, disclosing, and reducing our greenhouse gas (“GHG”) emissions, and continue to incorporate sustainable practices in our operations. Based on our most recent analyses, our primary emissions sources are leased office space, business travel, technology, and waste. In addition, we are committed to minimizing our footprint and to achieving carbon neutrality. Our greenhouse gas target is for a 50% reduction in our Scope 1 and Scope 2 emissions by the year 2030. With our target set, we plan to more accurately measure, reduce, and then offset our remaining carbon emissions. As a professional services firm focused on the clean energy transition, we see clear actions that can improve the energy efficiency and sustainability of our operations.

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

Annually, the Board works with our senior management team on a detailed, multi-year strategic plan, reviewing goal progress each quarter. The Board also oversees efforts by Willdan’s senior management team in managing mitigation of environmental and social risks.

We are managed under the direction of the Board, which is currently composed of eight directors. As of the start of fiscal year 2024, the role of Chairman of the Board is separate from the role of CEO. The Board has determined that our directors, except for Mr. Bieber, our President and CEO, and Dr. Brisbin, our former CEO, are independent under the rules of the listing standards for the Nasdaq Global Market and the Securities Exchange Act of 1934, as amended. As the director most familiar with our business and industry, we believe that our former CEO is best suited to serve as Chairman of our Board. Our Chairman and our CEO work in collaboration with our Lead Independent Director, who is appointed biannually by the Board. Our Board is comprised of a diverse group of academics, financial advisors and industry practitioners with extensive experience in the governance and direction of publicly-traded enterprises. At any time, shareholders and other interested parties may communicate by writing to the Board generally, with the non-employee directors as a group, or to a specific director.

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

Our engagements often involve large-scale, complex projects. The quality of our performance on such projects depends in large part upon our ability to manage the relationship with our clients and our ability to effectively manage the project and deploy appropriate resources, including third-party contractors and our own personnel, in a timely manner. We may commit to a client that we will complete a project by a scheduled date or that, when completed, a project will achieve specified performance standards (e.g., some of our contracts stipulate certain energy savings requirements). If the project is not completed by the scheduled date or fails to meet required performance standards, we may either incur significant additional costs or be held responsible for the costs incurred by the client to rectify damages due to late completion or failure to achieve the required performance standards. The uncertainty of the timing of a project can present difficulties in planning the amount of personnel needed for the project. If the project is delayed or canceled, we may bear the cost of an underutilized workforce that was dedicated to fulfilling the project. In addition, performance of projects can be affected by a number of factors beyond our control, including, among other things, unavoidable delays from government inaction, public opposition, inability to obtain financing, weather conditions, unavailability of vendor materials (including but not limited to import restrictions or pandemics or other public health emergencies such as the Covid-19 pandemic), changes in the project scope of services requested by our clients, industrial accidents, environmental hazards, and labor disruptions. To the extent these events occur, the total costs of the project could exceed our estimates, and we could experience reduced profits or, in some cases, incur a loss on a project, which may reduce or eliminate our overall profitability. Further, any defects or errors, or failures to meet our clients’ expectations, could result in claims for damages against us. Failure to meet performance standards or complete performance on a timely basis could also adversely affect our reputation and client base.

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

Events outside our control, such as natural and man-made disasters, as well as terrorist actions, war or armed hostilities between countries or non-state actors, pandemics, resurgences of pandemics, or other public health emergencies, could negatively impact the economies in which we operate by causing the closure of offices, interrupting projects, and forcing the relocation of employees. We typically remain obligated to perform our services after a terrorist action or natural disaster unless the contract contains a force majeure clause that relieves us of our contractual obligations in such an extraordinary event. If we are not able to react quickly to force majeure, our operations may be affected significantly, which would have a negative impact on our business, results of operations and financial condition.

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

Assertions by third parties of infringement, misappropriation or other violations by us of their intellectual property rights could result in significant costs and substantially harm our business, financial condition and operating results.

We may face from time to time, allegations that we or a supplier or customer have violated the rights of third parties, including patent, trademark and other intellectual property rights. If, with respect to any claim against us for violation of third-party intellectual property rights, we are unable to prevail in the litigation or retain or obtain sufficient rights or develop non-infringing intellectual property or otherwise alter our business practices on a timely or cost-efficient basis, our business, financial condition or results of operations may be adversely affected.

Any infringement, misappropriation or related claims, whether or not meritorious, are time consuming, divert technical and management personnel and are costly to resolve. As a result of any such dispute, we may have to develop non-infringing technology, pay damages, enter into royalty or licensing agreements, cease utilizing products or services or take other actions to resolve the claims. These actions, if required, may be costly or unavailable on terms acceptable to us.

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

Risks Related to Liquidity and Indebtedness

Our leverage and debt service obligations due to debt incurred in connection with our acquisitions could adversely affect our business, results of operations and financial condition.

Our financial performance could be adversely affected by our debt leverage. We may also incur significant additional indebtedness in the future, subject to various conditions including increased working capital requirements. An increase in the level of indebtedness could have important negative consequences to us, including making it more difficult to satisfy our obligations on outstanding debt obligations; making it more difficult to obtain additional financing in the future for working capital, capital expenditures, acquisitions or other general corporate purposes; requiring us to use more of our excess cash flow to pay interest and principal on our debt, which will reduce the amount of money available to finance our operations and other business activities; increasing our vulnerability to general economic downturns and adverse industry conditions; potentially limiting our flexibility in planning for, or reacting to, changes in our business and in our industry in general; exposing us to the risk of increased interest rates because the debt outstanding under our term loan and revolving credit facility bear interest at variable rates; placing us at a competitive disadvantage compared to our competitors that have less debt; and potentially limiting our ability to comply with the financial and other restrictive covenants in our debt instruments which, among other things, require us to maintain specified financial ratios, and could result in an event of default that, if not cured or waived, could have a material adverse effect on our business or prospects.

Our ability to make scheduled payments on or refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the amounts due on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would materially adversely affect our financial position and results of operations. If we cannot make scheduled payments on our debt or comply with the other covenants under our Credit Agreement (as defined in Part II, Item 8, Note 5, “Debt Obligations” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K), we will be in default and the lenders under our Credit Agreement could terminate their commitments to loan money and could foreclose against the assets securing their borrowings and we could be forced into bankruptcy or liquidation.

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

Our Credit Agreement limits or restricts our and our subsidiaries’ ability to, among other things, incur, create or assume additional indebtedness; incur, create or assume liens securing debt or other encumbrances on our assets; purchase, hold or acquire unpermitted acquisitions or investments; make loans or advances; pay dividends or make distributions to our stockholders; purchase or redeem our stock; repay indebtedness that is junior to indebtedness under our Credit Agreement; acquire the assets of, or merge or consolidate with, other companies; and sell, lease, or otherwise dispose of assets.

Our Credit Agreement also requires that we maintain a maximum total net leverage ratio and a minimum fixed charge coverage ratio, tested on a quarterly basis, which we may not be able to achieve. The covenants may additionally impair our ability to finance future operations or capital needs or to engage in other favorable business activities. Failing to comply with these covenants could result in an event of default under the Credit Agreement, which could result in us being required to repay the amounts outstanding prior to maturity. These prepayment obligations could have an adverse effect on our business, results of operations and financial condition.

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

Our business depends on our ability to win new contracts and renew existing contracts with private and public sector clients. Contract proposals, negotiations, and software licenses are complex and frequently involve a lengthy bidding and selection process. If we are not able to replace the revenue from expiring contracts, either through follow-on contracts or new contracts, or secure new software licenses, our business, results of operations and financial condition may be adversely affected. A number of factors affect our ability to win new contracts and renew existing contracts, including, among other things, market conditions, financing arrangements, required governmental approvals, our client relationships and professional reputation. For example, a client may require us to provide a bond or letter of credit to protect the client should we fail to perform under the terms of the contract. If negative market conditions arise, or if we fail to secure adequate financial arrangements or the required government approval, we may not be able to pursue particular projects, which could adversely affect our business, results of operations and financial condition. Any factor that diminishes our reputation or client relationships with federal, state and local governments, as well as commercial clients, could make it substantially more difficult for us to compete successfully for both new engagements and qualified employees. To the extent our reputation and/or client relationships deteriorate, our business, results of operations and financial condition could be adversely affected.

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

We issue reports and opinions to clients based on our professional engineering expertise, as well as our other professional credentials. Our reports and opinions may need to comply with professional standards, licensing requirements, securities regulations, and other laws and rules governing the performance of professional services in the jurisdiction in which the services are performed. In addition, the reports and other work product we produce for clients sometimes include projections, forecasts and other forward-looking statements. Such information by its nature is subject to numerous risks and uncertainties, any of which could cause the information produced by us to ultimately prove inaccurate. Once we produce written reports for our clients, we do not always have the ability to control the manner in which our clients use such information, even if we include appropriate disclaimers in such written work product. As a result, if our clients reproduce such information to solicit funds from investors for projects without appropriate disclaimers or the information proves to be incorrect, or if our clients reproduce such information for potential investors in a misleading or incomplete manner, our clients or such investors may threaten to or file suit against us for, among other things, securities law violations.

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

Because we have completed a number of acquisitions, goodwill and other intangible assets represent a substantial portion of our assets. Under Generally Accepted Accounting Principles in the United States, we are required to perform a goodwill impairment test for potential impairment at least on an annual basis. We also assess the recoverability of the unamortized balance of our intangible assets when indications of impairment are present based on expected future profitability and undiscounted expected cash flows and their contribution to our overall operations. The goodwill impairment test requires us to determine the fair value of our reporting units, which are the components at or one level below our reportable segments. In determining fair value, we make significant judgments and estimates, including assumptions about our strategic plans with regard to our operations. We also analyze current economic indicators and market valuations to help determine fair value. To the extent economic conditions that would impact the future operations of our reporting units change, our goodwill may be deemed to be impaired, and we would be required to record a non-cash charge that could result in a material adverse effect on our business, results of operations and financial condition. We had no goodwill impairment in fiscal years 2023, 2022, or 2021.

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

Public ESG and sustainability reporting is becoming more broadly expected by investors, shareholders, and other stakeholders. Certain organizations that provide corporate governance and other corporate risk information to investors and shareholders have developed, and others may in the future develop, scores and ratings to evaluate companies and investment funds based upon ESG or “sustainability” metrics. Many investment funds focus on positive ESG business practices and sustainability scores when making investments and may consider a company’s ESG or sustainability scores as a reputational or other factor in making an investment decision. In addition, investors, particularly institutional investors, use these scores to benchmark companies against their peers and if a company is perceived as lagging, these investors may engage with such company to improve ESG disclosure or performance and may also make voting decisions, or take other actions, to hold these companies and their boards of directors accountable. We may also face reputational damage in the event our corporate responsibility initiatives, objectives, reporting, or disclosure controls, including with respect matters such as to board diversity and climate change, do not meet the expectations of our investors, shareholders, lawmakers, listing exchange or other constituencies, or if we are unable to achieve an acceptable ESG or sustainability rating from third party rating services. A low ESG or sustainability rating by a third-party rating service could also result in the exclusion of our common stock from consideration by certain investors who may elect to invest with our competition instead. Ongoing focus on corporate responsibility matters by investors and other parties as described above, as well as disclosure regulations, may impose additional costs or expose us to new risks.

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

Cyber security breaches or other systems and information technology interruptions could result in liability, harm our reputation and impact our ability to operate.

We rely on computer, information, and communications technology and systems to operate. We store and process large amounts of confidential information concerning our employees, customers, contractors, and vendors. We also rely in part on third-party software and information technology vendors to run certain parts of our information technology systems and our business. If our third-party service providers experience a cyber security breach or other interruption, we could experience adverse consequences.

In the ordinary course of business, we have been targeted by malicious cyber-attacks. Cybersecurity attacks in particular are evolving, and we and the third parties upon which we rely face the constant risk of cybersecurity threats, including, among other things, computer viruses, malicious code, attacks by computer hackers, organized cyber-attacks, ransomware attacks, and other electronic security breaches that could lead to disruptions in critical systems, unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, encryption, access to, release or other compromise of confidential or sensitive information.

While we have implemented security measures designed to protect against cyber security breaches, there can be no assurance that these measures will be effective. We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties upon which we rely). We may not, however, detect and remediate all such vulnerabilities including on a timely basis. Further, we may experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a cyber security breach or other interruption.

If we experience system interruptions and delays from cybersecurity attacks or otherwise, it could suspend or stop our operations, and could have a material adverse effect on our business, results of operations and financial condition, and could negatively impact our clients. Further, improper disclosure of confidential, proprietary or sensitive information of our employees, customers, contractors and vendors could harm our reputation and subject us to liability and other harms.

Data privacy risks, including evolving laws, regulations, and other obligations, may result in business interruption and increased costs and liabilities.

Laws, regulations and other obligations (including without limitation applicable guidance, industry standards, external and internal privacy and security policies and statements, and contractual requirements) relating to personal data and data privacy are constantly evolving, as federal, state, local and foreign governments adopt new measures addressing data privacy. These laws impose stringent obligations. For example, the California Consumer Privacy Act, as amended (“CCPA”), which applies to business representative and other types of personal data of California residents, provides for fines of up to $7,500 per intentional violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Our privacy obligations, including applicable laws and regulations, may be interpreted or applied in a manner that is inconsistent with each other and may complicate our existing data privacy practices. Evolving compliance and operational requirements under the privacy laws of the jurisdictions in which we operate, regulations, and other obligations have become increasingly burdensome and complex. Our failure to comply (or perceived failure to comply) with these obligations could result in costly enforcement actions (including regulatory proceedings, investigations, fines, penalties, audits, and inspections), litigation (including class action claims) or mass arbitration demands, penalties and fines, require us to change our business practices or cause business interruptions, and may lead to liabilities and other harms.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk management and strategy

The Company has incorporated evaluation of cybersecurity threats into its overall risk management strategy. As such, Willdan has established a cybersecurity program designed to address applicable legal requirements. Through its internally dedicated cybersecurity team, combined with cybersecurity-specific technologies and external cybersecurity service professionals, the Company assesses, identifies, and manages material risks from cybersecurity threats to its critical computer networks, hardware and software, and data.

The Company’s cybersecurity team helps identify and assess risks from cybersecurity threats by monitoring and evaluating the Company’s threat environment using various methods. Through the use of internal and external risk assessment audits of certain environments aimed at identifying potential areas of cybersecurity risk, external and internal monitoring alerts, and other external and internal tools (such as next generation endpoint security (EDR/XDR), SASE framework, next-gen firewalls, and external-party monitoring of endpoint and cloud security environments), the Company performs ongoing assessments of its cybersecurity risks that are designed to take into account the rapidly evolving cybersecurity threat landscape. Further, in conjunction with its ISO 27001 and SOC2 certifications, the Company undergoes annual external audits that include reviews of its cybersecurity risk assessment processes and policies.

In an attempt to manage and mitigate material risks from cybersecurity threats, the Company’s cybersecurity risk management process includes certain preventive measures, detective controls, and incident response procedures, depending on the environment and systems. This includes implementing security controls in certain environments and systems, ongoing monitoring of certain environments and systems, adopting response protocols for security incidents, and maintaining cybersecurity insurance. The Company’s cybersecurity risk management approach is periodically reviewed by management and certain external service professionals to assess whether any changes are needed to reflect changing threats.

In addition, assessment and management of material risks from cybersecurity threats are integrated into the Company’s risk management strategy. For example, our cybersecurity team works with management to prioritize our risk management processes and mitigate cybersecurity threats that are more likely to lead to a material impact to our business.

For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, Cyber security breaches or other systems and information technology interruptions could result in liability, harm our reputation and impact our ability to operate.

The Company engages third-party cybersecurity consultants and auditors who help the cybersecurity team in identifying, assessing, and managing material risks from cybersecurity threats, including by evaluating and enhancing the Company’s cybersecurity posture. The Company also engages third-party service providers to perform a variety of functions throughout its business. The Company performs due diligence before engaging with certain third-party service providers designed to evaluate the service providers’ cybersecurity practices, including their security policies, incident response capabilities, and data protection measures (as evidenced by third party certifications including ISO 27001 and SOC II reports); including specific cybersecurity requirements in contracts with certain third-party service providers, such as regarding security standards, data protection, and incident reporting as applicable; and monitoring and auditing certain third-party service providers’ cybersecurity practices and compliance with contractual obligations. Depending on the nature of the services provided, the sensitivity of the information systems and data at issue, and the identity of the provider, the Company’s vendor management process may involve different levels of assessment designed to help identify cybersecurity risks associated with a provider and impose contractual obligations related to cybersecurity on the provider.

Governance

The Board addresses the Company’s cybersecurity risk management as part of its general oversight function. The Board is responsible for overseeing Company’s cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats.

Our cybersecurity risk assessment and management processes are implemented and maintained by the certain members of Company management, including those who are part of the Company’s cybersecurity team. The Company’s cybersecurity team is comprised of individuals with expertise in cybersecurity, information technology, risk management, and Company operations. Our cybersecurity team has decades-long experience in cybersecurity and holds industry-standard certifications including Certified Information Systems Security Professional (“CISSP”), Certified Cloud Security Professional (“CCSP”), among others.

Management is responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy, and communicating key priorities to relevant personnel. Management is responsible for approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.

The Company’s cybersecurity incident response plan is designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including the Company’s President and Chief Executive Officer, Chief Financial Officer, and General Counsel (collectively, “Executive Management”). Executive Management works with the Company’s incident response team to help the Company mitigate and remediate cybersecurity incidents of which they are notified. In addition, the Company’s incident response plan includes reporting to the Board for certain cybersecurity incidents.

The Company’s Board provides oversight of cybersecurity risk and regularly receives updates from the Company’s cybersecurity team. These updates cover topics that include cybersecurity team member updates, cybersecurity infrastructure updates, improvement in cyber-security tools and technologies, cybersecurity framework compliance, cyber-risk hardware/software enhancement updates, cybersecurity threats and mitigation measures, and more. The Board also has access to various reports, summaries or presentations related to cybersecurity threats, risk and mitigation.

ITEM 2. PROPERTIES

Our corporate headquarters is located at 2401 East Katella Avenue, Anaheim, California, where we lease approximately 18,000 square feet of office space. In addition, we lease office space in 44 other locations nationwide, principally in California and New York. In addition to the U.S. locations, we also have one office in Canada and one office in the Commonwealth of Puerto Rico. In total, our facilities contain approximately 243,000 square feet of office space and are subject to leases that expire through 2029. We rent a small portion of this total space on a month-to-month basis. We believe that our existing facilities are adequate to meet current requirements and that suitable additional or substitute space will be available as needed to accommodate any expansion of operations and for additional offices.

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

Stockholders

As of March 6, 2024, there were 171 stockholders of record of our common stock. This number does not include persons who hold our common stock in nominee or “street name” accounts through brokers or banks.

Dividends

We did not declare or pay cash dividends on our common stock in fiscal years 2023, 2022, or 2021.

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

Performance Graph

The following graph compares the 5-year cumulative total stockholder return of our common stock with the cumulative total return of the Nasdaq Composite and a customized peer group. The companies included in our customized peer group represent our definitive Proxy peer group which is reviewed annually and revised as necessary. In the event that a peer group company is acquired and/or delisted, we remove that company from our peer group on such corresponding acquisition date and/or delisting date. The customized peer group consists of American Superconductor Corporation, Atlas Technical Consultants, Inc., Bowman Consulting Group Ltd., C3.ai, Inc., Charah Solutions, Inc., Exponent, Inc., FTC Solar, Inc., ICF International, Inc., Limbach Holdings, Inc., Montrose Environmental Group, Inc., NV5 Global, Inc., Orion Energy Systems, Inc., RCM Technologies, Inc., Resource Connection, Inc., and Stem, Inc.

The peer group investment is weighted by market capitalization as of December 28, 2018 and is adjusted monthly. An investment of $100, with reinvestment of all dividends, is assumed to have been made in our common stock, in the peer group, and in the Nasdaq Composite on December 28, 2018, and the relative performance of each is tracked through and including December 29, 2023. The stock price performance shown in the graph is not necessarily indicative of future stock price performance.

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

Results of Operations

Summary Comparison of 2023, 2022, and 2021

The following table sets forth, for the periods indicated, certain information derived from our consolidated statements of comprehensive income(1):

	Fiscal Year
	2023		2022		2021

	(in thousands, except percentages)
Contract revenue	$510,095	100.0%	$429,138	100.0%	$353,755	100.0%
Direct costs of contract revenue:
Salaries and wages	89,915	17.6	82,972	19.3	65,648	18.6
Subcontractor services and other direct costs	240,413	47.1	202,587	47.2	152,233	43.0
Total direct costs of contract revenue	330,328	64.8	285,559	66.5	217,881	61.6

Gross profit	179,767	35.2	143,579	33.5	135,874	38.4

General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	95,556	18.7	81,801	19.1	73,812	20.9
Facilities and facilities related	9,565	1.9	9,287	2.2	9,896	2.8
Stock-based compensation	5,323	1.0	8,373	2.0	16,563	4.7
Depreciation and amortization	16,431	3.2	17,489	4.1	17,146	4.8
Other	30,818	6.0	33,692	7.9	27,148	7.7
Total general and administrative expenses	157,693	30.9	150,642	35.1	144,565	40.9

Income (loss) from operations	22,074	4.3	(7,063)	(1.6)	(8,691)	(2.5)

Other income (expense):
Interest expense	(9,413)	(1.8)	(5,328)	(1.2)	(3,869)	(1.1)
Other, net	1,930	0.4	939	0.2	156	0.0
Total other income (expense)	(7,483)	(1.5)	(4,389)	(1.0)	(3,713)	(1.0)

Income (Loss) before income tax expense	14,591	2.9	(11,452)	(2.7)	(12,404)	(3.5)
Income tax expense (benefit)	3,665	0.7	(3,004)	(0.7)	(3,987)	(1.1)
Net income (loss)	$10,926	2.1	$(8,448)	(2.0)	$(8,417)	(2.4)

(1)	Percentages are expressed as a percentage of contract revenue and may not total due to rounding.

The following tables provides information about disaggregated revenue of our two segments, Energy and Engineering and Consulting by contract type, client type, and geographical region:

	2023
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$35,582	$63,530	$99,112
Unit-based	199,040	15,753	214,793
Fixed price	192,354	3,836	196,190
Total (1)	$426,976	$83,119	$510,095

Client Type
Commercial	$31,162	$5,866	$37,028
Government	159,935	76,972	236,907
Utilities (2)	235,879	281	236,160
Total (1)	$426,976	$83,119	$510,095

Geography (3)
Domestic	$426,976	$83,119	$510,095

	2022
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$32,491	$53,584	$86,075
Unit-based	180,509	14,296	194,805
Fixed price	144,460	3,798	148,258
Total (1)	$357,460	$71,678	$429,138

Client Type
Commercial	$29,782	$5,566	$35,348
Government	126,494	65,969	192,463
Utilities (2)	201,184	143	201,327
Total (1)	$357,460	$71,678	$429,138

Geography (3)
Domestic	$357,460	$71,678	$429,138

	2021
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$34,004	$52,209	$86,213
Unit-based	180,311	10,688	190,999
Fixed price	72,069	4,474	76,543
Total (1)	$286,384	$67,371	$353,755

Client Type
Commercial	$24,541	$5,323	$29,864
Government	65,249	61,899	127,148
Utilities (2)	196,594	149	196,743
Total (1)	$286,384	$67,371	$353,755

Geography (3)
Domestic	$286,384	$67,371	$353,755

(1)	Amounts may not add to the totals due to rounding.
(2)	Includes the portion of revenue related to small business programs paid by the end user/customer.
(3)	Revenue from our foreign operations were not material for fiscal years 2023, 2022 and 2021.

Fiscal Year 2023 Compared to Fiscal Year 2022

Contract revenue. Consolidated contract revenue increased $81.0 million, or 18.9%, in fiscal year 2023 compared to fiscal year 2022, primarily due to incremental revenues in both our Energy segment and in our Engineering and Consulting segment.

Contract revenue in our Energy segment increased $69.6 million, or 19.4%, in fiscal year 2023 compared to fiscal year 2022, primarily as a result of higher demand across the full spectrum of our energy services including increases in software licensing revenue. Contract revenue in our Engineering and Consulting segment increased $11.4 million, or 16.0%, in fiscal year 2023 compared to fiscal year 2022, primarily due to increased demand for services provided to our clients.

Direct costs of contract revenue. Direct costs of consolidated contract revenue increased $44.8 million, or 15.7%, in fiscal year 2023 compared to fiscal year 2022, primarily as a result of the increase, and change of mix, in contract revenues as described above. As a percentage of contract revenue, direct salaries and wages decreased to 17.6% in fiscal year 2023, from 19.3% in the fiscal 2022, while subcontractor services and other direct costs was relatively flat for the fiscal year 2023 compared to fiscal year 2022.

Direct costs of contract revenue in our Energy segment increased $39.4 million, or 15.6%, in fiscal year 2023 compared to fiscal year 2022. Direct costs of contract revenue for the Engineering and Consulting segment increased $5.4 million, or 16.0%, for the fiscal year 2023 compared to fiscal year 2022.

Subcontractor services and other direct costs increased $37.8 million, or 18.7%, and salaries and wages increased by $7.0 million, or 8.4%, in fiscal year 2023 compared to fiscal year 2022, primarily as a result of the increases in contract revenue.

Gross Profit. Gross profit increased 25.2% to $179.8 million, or a 35.2% gross margin, for fiscal year 2023 compared to $143.6 million, or a 33.5% gross margin for fiscal year 2022. The increase in gross margin was primarily driven by higher software licensing revenue and changes in the mix of revenues as described above combined with the absence of project startup costs for new utility programs that were incurred during fiscal year 2022 but did not recur in the in fiscal year 2023.

General and administrative expenses. General and administrative (“G&A”) expenses increased by $7.1 million, or 4.7%, in fiscal year 2023 compared to fiscal year 2022. The increase in G&A expenses consisted of an increase of $3.8 million in the Energy segment combined with an increase of $6.5 million in the Engineering and Consulting segment, partially offset by a decrease of $3.2 million in unallocated corporate expenses.

Within G&A expenses, the increase of $13.8 million in salaries and wages, payroll taxes and employee benefits was partially offset by a decrease of $3.1 million in stock-based compensation, a decrease of $2.9 million in other general and administrative expenses, and a decrease of $1.1 million in depreciation and amortization. The increase in salaries and wages, payroll taxes and employee benefits was primarily due to an increase in incentive compensation, consistent with the improvement in operating profit, increased costs related to employee benefits, and increases in employee compensation as a result of additional employee headcount as well as employee compensation increases. The decrease in stock-based compensation expenses was primarily related to previously awarded stock grants reaching the end of their corresponding vesting periods, partially offset by new equity awards being issued at lower stock prices. The decrease in other general and administrative expenses was primarily due to contingent consideration expense related to prior acquisitions that occurred during fiscal year 2022 that did not recur in fiscal year 2023. The decrease in depreciation and amortization was primarily related to lower amortization of intangible assets from prior acquisitions.

Income (loss) from operations. Operating income was $22.1 million for fiscal year 2023, compared to an operating loss of $7.1 million for fiscal year 2022, as a result of the factors noted above.

Total other expense, net. Total other expense, net, increased $3.1 million, or 70.5%, in fiscal year 2023 compared to fiscal year 2022. The increase in total other expense, net is primarily due to higher interest expense as a result of the increase in market interest rates which directly affected our variable interest rates under our credit facilities, combined with a one-time charge of $0.5 million for unamortized debt issuance costs related to our prior credit facilities, partially offset by interest income related to bank deposits.

Income tax expense (benefit). We recorded an income tax expense of $3.7 million for fiscal year 2023 compared to a tax benefit of $3.0 million for fiscal year 2022. The tax expense is primarily attributable to the income before income tax combined with the non-recurrence of a one-time tax benefit recognized during fiscal year 2022 related to additional energy efficiency building deductions.

Net income (loss). Our net income was $10.9 million for fiscal year 2023, as compared to a net loss of $8.4 million for fiscal year 2022. The increase in net income was primarily attributable to the increase in revenue and gross profit, partially offset by higher interest expense and income tax expense.

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

Net income (loss). Our net loss was relatively flat for fiscal year 2022, compared to fiscal year 2021, as a result of the factors described above.

Liquidity and Capital Resources

	Fiscal Year
	2023	2022	2021

	(in thousands)
Net cash provided by (used in):
Operating activities	$39,214	$9,433	$9,804
Investing activities	(11,457)	(9,527)	(8,454)
Financing activities	(23,845)	8,358	(18,534)
Net increase (decrease) in cash and cash equivalents	$3,912	$8,264	$(17,184)

Sources of Cash

Our primary sources of liquidity for the next 12 months and beyond are cash generated from operations, cash and cash equivalents, and available borrowings under our revolving credit facility under the Credit Agreement (the “Revolving Credit Facility”). We believe that our cash and cash equivalents, cash generated by operating activities, and available borrowings under our Revolving Credit Facility will be sufficient to finance our operating activities for at least the next 12 months.

As described in Part II, Item 8, Note 5, “Debt Obligations,” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K, on September 29, 2023, we and certain of our subsidiaries entered into the Credit Agreement with a syndicate of financial institutions as lenders and BMO, as administrative agent. As of

December 29, 2023, we had a fully drawn $100 million term loan with $98.1 million outstanding (the “Term Loan”), and a $50.0 million Revolving Credit Facility with no borrowed amounts and $4.1 million in letters of credit issued, each scheduled to mature on September 29, 2026. In addition, as of December 29, 2023, we had $23.4 million of unrestricted cash and cash equivalents.

As of December 29, 2023, we were in compliance with the covenants contained in the Credit Agreement and borrowings under our Credit Facilities, exclusive of the effects of upfront fees, undrawn fees and issuance cost amortization, bore interest at an annual rate of 8.5%. See Part II, Item 8, Note 5, “Debt Obligations”, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K, for information regarding our indebtedness, including information about new borrowings and repayments, principal repayment terms, interest rates, covenants, and other key terms of our outstanding indebtedness.

Cash Flows from Operating Activities

Cash flows provided by operating activities were $39.2 million, $9.4 million, and $9.8 million for fiscal years 2023, 2022, and 2021, respectively. Cash flows from operating activities primarily consists of net income, adjusted for non-cash charges, such as depreciation and amortization and stock-based compensation, plus or minus changes in current operating assets and liabilities. Cash flows provided by operating activities for fiscal year 2023 resulted primarily from the increase in earnings, combined with lower working capital requirements. Cash flows provided by operating activities for fiscal year 2022 were unfavorably impacted by higher working capital requirements required to support the increase in contract revenues. Cash flows provided by operating activities for fiscal year 2021 resulted primarily from the changing mix of revenues, partially offset by increased demand for working capital related to the resumption of our utility programs that were suspended in 2020 and start-up costs associated with certain new contract awards.

Cash Flows from Investing Activities

Cash flows used in investing activities were $11.5 million, $9.5 million, and $8.5 million for fiscal years 2023, 2022, and 2021, respectively. Cash flows used in investing activities for fiscal years 2023, 2022, and 2021 were primarily due to cash paid for the development of software and the purchase of computers and other equipment.

Cash Flows from Financing Activities

Cash flows used in financing activities were $23.8 million for fiscal year 2023 compared to cash flows provided by financing activities of $8.4 million for fiscal year 2022 and cash flows used in financing activities of $18.5 million in fiscal year 2021. Cash flows used in financing activities for fiscal year 2023 were primarily attributable to the disbursement of $10.7 million in restricted cash for utility rebate incentives, payments of $4.0 million for contingent consideration related to prior acquisitions, combined with repayments and borrowings of $112.9 million and $105.0 million, respectively, under our term loan facility and line of credit, which resulted primarily from refinancing our Prior Credit Facility. Cash flows provided by financing activities for fiscal year 2022 were primarily attributable to borrowings of $20.0 million under our Delayed Draw Term Loan, $10.7 million in receipt of restricted cash, $3.0 million in proceeds from sales of common stock under our employee stock purchase plan, and $1.7 million proceeds from notes payable, partially offset by repayments of $13.0 million under our Term A Loan, combined with payments of $10.2 million for contingent consideration related to prior acquisitions, $1.9 million payments on notes payable, and $1.1 million principal payments on finance leases. Cash flows used in financing activities for fiscal year 2021 were primarily attributable to principal repayments of $13.0 million under our Term A Loan and Revolving Credit Facility, increases of $6.6 million for contingent consideration related to prior acquisitions, payments of taxes on stock grants of $3.1 million, payments on notes payable of $1.9 million, partially offset by $2.7 million in proceeds from sales of common stock under our employee stock purchase plan and $1.9 million in proceeds from stock option exercise.

Under certain utility contracts, we periodically receive cash deposits to be held in trust for the payment of energy incentive rebates to be sent directly to the utility’s end-customer on behalf of the utility. We act solely as the utility’s agent to distribute these funds to the end-customer and, accordingly, we classify these contractually restricted funds as restricted cash. Because these funds are held in trust for pass through to the utility’s customers and have no impact on our working capital or operating cash flows, these cash receipts are presented in the consolidated statement of cash flows as financing cash inflows, “Receipt of restricted cash”, with the subsequent payments classified as financing cash outflows, “Payment of restricted cash”.

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

Contractual Obligations

The following table sets forth our known contractual obligations as of December 29, 2023:

		Less than			More than
Contractual Obligations	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
	(in thousands)
Debt (1)	$97,431	$8,452	$88,979	$—	$—
Interest payments on debt outstanding (2)	19,946	7,976	11,970	—	—
Operating leases	14,295	4,537	7,189	2,465	104
Finance leases	2,370	1,186	1,074	110	—
Total contractual cash obligations	$134,042	$22,151	$109,212	$2,575	$104
(1)	Debt includes $98.1million outstanding on our Term Loan, net of issuance costs, and no borrowed amounts outstanding on our Revolving Credit Facility as of December 29, 2023. We have assumed no future borrowings or repayments (other than at maturity) for purposes of this table. Our Term Loan is scheduled to mature on September 29, 2026.
(2)	Borrowings under our Term Loan and Revolving Credit Facility bear interest at a variable rate. Future interest payments on our Credit Facility are estimated using floating rates in effect as of December 29, 2023.

As of December 29, 2023, we did not have any remaining contingent consideration payable related to any prior acquisitions. In addition, as of December 29, 2023, we did not have any arrangements involving the potential incurrence of future contingent consideration.

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

Impact of Inflation

Due to the average duration of our projects and our ability to negotiate prices as contracts end and new contracts begin, historically, our operations have not been materially impacted by inflation. While immaterial to our results of operations and financial condition, we have experienced higher cost of materials and delays in our supply chain for equipment. The prices of finished products from manufacturers are subject to fluctuation and increases. It is difficult to accurately measure the impact of inflation, tariffs, price escalation, raw material costs, and other factors that impact the cost of finished goods due to the imprecise nature of the estimates required.

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

Components of Revenue and Expense

Contract Revenue

We generally provide our services under contracts, purchase orders or retainer letters. The agreements we enter into with our clients typically incorporate one of three principal types of pricing provisions: time-and-materials, unit-based, and fixed price. Revenue on our time-and-materials and unit-based contracts are recognized as the work is performed in accordance with specific terms of the contract. As of December 29, 2023, 19% of our contracts are time-and-materials contracts, 42% are unit-based contracts, and 39% are fixed price contracts, compared to 20% for time-and-materials contracts, 45% for unit-based contracts, and 35% for fixed price contracts, as of December 30, 2022.

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

Our contracts come up for renewal periodically and at the time of renewal may be subject to renegotiation, which could impact the profitability on that contract. In addition, during the term of a contract, public agencies may request additional or revised services which may impact the economics of the transaction. Most of our contracts permit our clients, with prior notice, to terminate the contracts at any time without cause. While we have a large volume of contracts, the renewal, termination or modification of a contract, in particular contracts with Consolidated Edison, the Dormitory Authority-State of New York, the New York City Housing Authority, and utility programs associated with Los Angeles Department of Water and Power, and Duke Energy Corp., may have a material effect on our consolidated operations.

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

Critical Accounting Policies

This discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”). To prepare these financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses in the reporting period. Our actual results may differ from these estimates. We have provided a summary of our significant accounting policies in Part II, Item 8, Note 1, “Organization and Operations of the Company”, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. We describe below those accounting policies that require material subjective or complex judgments and that have the most significant impact on our financial condition and results of operations. Our management evaluates these estimates on an ongoing basis, based upon information currently available and on various assumptions management believes are reasonable as of the date of this report.

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

For further information on the types of contracts under which we perform our services, see Part II, Item 8, Note 1, “Organization and Operations of the Company”, of the Notes to consolidated financial statements included in this Annual Report on Form 10-K.

Goodwill

We test our goodwill at least annually for possible impairment. We complete our annual testing of goodwill as of the last day of the first month of our fourth fiscal quarter each year to determine whether there is impairment. In addition to our annual test, we regularly evaluate whether events and circumstances have occurred that may indicate a potential impairment of goodwill. We did not recognize any goodwill impairment charges in fiscal years 2023, 2022, or 2021.

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

During fiscal years 2023, 2022 and 2021, we did not have any material acquisitions.

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

As of December 29, 2023, we had cash and cash equivalents of $23.4 million. This amount represents cash on hand in business checking accounts with BMO Bank, N.A. We do not engage in trading activities and do not participate in foreign currency transactions.

We are subject to interest rate risk in connection with our Term Loan and borrowings, if any, under our Revolving Credit Facility, each of which bears interest at variable rates. As of December 29, 2023, $98.1 million was outstanding under our Term Loan, and we had no borrowed amounts outstanding and $4.1 million in letters of credit were issued under our Revolving Credit Facility. Each of our Term Loan and Revolving Credit Facility mature on September 29, 2026 and are governed by our Credit Agreement.

Pursuant to the Credit Agreement, (as described in Part II, Item 8, Note 5, “Debt Obligations,” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K), borrowings under the Credit Agreement bear interest at either a Base Rate (as defined in the Credit Agreement) or the adjusted Secured Overnight Financing Rate (“SOFR”), at the Company’s option, and in each case, plus an applicable margin, which applicable margin ranges from 0.75% to 2.00% with respect to Base Rate borrowings and 1.75% to 3.00% with respect to SOFR borrowings, depending on the Company’s Total Net Leverage Ratio (as defined in the Credit Agreement); provided, that SOFR and the Base Rate cannot be less than 0.00%, with the specific pricing reset on each date on which the Administrative Agent receives the required financial statements under the Credit Agreement for the fiscal quarter then ended. The Company must also pay a commitment fee for the unused portion of the Revolving Credit Facility, which ranges from 0.20% to 0.40% per annum depending on the Company’s Total Net Leverage Ratio, and fees on the face amount of any letters of credit outstanding under the Revolving Credit Facility, which range from 1.3125% to 2.25% per annum, in each case, depending on the Company’s Total Net Leverage Ratio, as well as customary fronting fees payable to BMO as letter of credit issuer. Based upon the amount of our outstanding indebtedness as of December 29, 2023, a one percentage point increase in the effective interest rate would change our annual interest expense by approximately $1.0 million in fiscal year 2023.

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

On November 30, 2023, we entered into an interest rate swap agreement for $50.0 million notional amount. The interest swap agreement was designated as a cash flow hedge to fix the variable interest rate on a portion of the outstanding principal amount under our Term Loan. The interest rate swap fixed rate is 4.77% and expires on September 29, 2026.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Stockholders and the Board of Directors of Willdan Group, Inc.

Anaheim, California

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Willdan Group, Inc. (the "Company") as of December 29, 2023 and December 30, 2022, the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 29, 2023, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 29, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 29, 2023 and December 30, 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 29, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Estimated costs to complete on fixed price contracts

As discussed in Note 1 to the consolidated financial statements, revenues from fixed price contracts are recognized over time since control of the services is transferred continuously to the client. Generally, revenue is recognized using costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying the Company’s performance obligations.

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

Los Angeles, California

March 7, 2024

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	December 29,	December 30,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$23,397	$8,806
Restricted cash	—	10,679
Accounts receivable, net of allowance for doubtful accounts of $866 and $640 at December 29, 2023 and December 30, 2022, respectively	69,677	60,202
Contract assets	93,885	83,060
Other receivables	1,169	4,773
Prepaid expenses and other current assets	3,888	6,454
Total current assets	192,016	173,974
Equipment and leasehold improvements, net	27,097	22,537
Goodwill	131,144	130,124
Right-of-use assets	12,465	12,390
Other intangible assets, net	31,956	41,486
Other assets	4,949	10,620
Deferred income taxes, net	15,961	18,543
Total assets	$415,588	$409,674
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$33,193	$28,833
Accrued liabilities	54,129	59,110
Contingent consideration payable	—	4,000
Contract liabilities	13,183	12,585
Notes payable	8,452	16,903
Finance lease obligations	1,186	1,113
Lease liability	4,537	4,625
Total current liabilities	114,680	127,169
Notes payable	88,979	90,544
Finance lease obligations, less current portion	1,184	1,601
Lease liability, less current portion	9,758	8,599
Other noncurrent liabilities	1,142	259
Total liabilities	215,743	228,172

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 40,000 shares authorized; 13,682 and 13,296 shares issued and outstanding at December 29, 2023 and December 30, 2022, respectively	137	133
Additional paid-in capital	185,795	177,718
Accumulated other comprehensive loss	(664)	—
Retained earnings	14,577	3,651
Total stockholders’ equity	199,845	181,502
Total liabilities and stockholders’ equity	$415,588	$409,674

See accompanying notes to consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share amounts)

	Fiscal Year
	2023	2022	2021
Contract revenue	$510,095	$429,138	$353,755

Direct costs of contract revenue (inclusive of directly related depreciation and amortization):
Salaries and wages	89,915	82,972	65,648
Subcontractor services and other direct costs	240,413	202,587	152,233
Total direct costs of contract revenue	330,328	285,559	217,881

Gross profit	179,767	143,579	135,874

General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	95,556	81,801	73,812
Facilities and facility related	9,565	9,287	9,896
Stock-based compensation	5,323	8,373	16,563
Depreciation and amortization	16,431	17,489	17,146
Other	30,818	33,692	27,148
Total general and administrative expenses	157,693	150,642	144,565

Income (Loss) from operations	22,074	(7,063)	(8,691)

Other income (expense):
Interest expense, net	(9,413)	(5,328)	(3,869)
Other, net	1,930	939	156
Total other expense, net	(7,483)	(4,389)	(3,713)

Income (Loss) before income taxes	14,591	(11,452)	(12,404)
Income tax (benefit) expense	3,665	(3,004)	(3,987)
Net income (loss)	10,926	(8,448)	(8,417)

Other comprehensive income (loss):
Unrealized gain (loss) on derivative contracts, net of tax	(664)	38	450
Comprehensive income (loss)	$10,262	$(8,410)	$(7,967)

Earnings (Loss) per share:
Basic	$0.82	$(0.65)	$(0.68)
Diluted	$0.80	$(0.65)	$(0.68)

Weighted-average shares outstanding:
Basic	13,394	13,013	12,458
Diluted	13,606	13,013	12,458

See accompanying notes to consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Earnings	Total
Balance at January 1, 2021	12,160	$122	$149,014	$(488)	$20,516	$169,164
Shares of common stock issued in connection with employee stock purchase plan	106	2	2,653	—	—	2,655
Shares of common stock issued in connection with incentive stock plan	150	1	1,923	—	—	1,924
Shares used to pay taxes on stock grants	(79)	(1)	(3,116)	—	—	(3,117)
Issuance of restricted stock award and units	467	4	(5)	—	—	(1)
Stock-based compensation expense	—	—	16,563	—	—	16,563
Net income (loss)	—	—	—	—	(8,417)	(8,417)
Net unrealized gain (loss) on derivative contracts	—	—	—	450	—	450
Balance at December 31, 2021	12,804	$128	$167,032	$(38)	$12,099	$179,221
Shares of common stock issued in connection with employee stock purchase plan	115	1	3,035	—	—	3,036
Shares of common stock issued in connection with incentive stock plan	34	—	274	—	—	274
Shares used to pay taxes on stock grants	(34)	—	(992)	—	—	(992)
Issuance of restricted stock award and units	377	4	(4)	—	—	—
Stock-based compensation expense	—	—	8,373	—	—	8,373
Net income (loss)	—	—	—	—	(8,448)	(8,448)
Net unrealized gain (loss) on derivative contracts	—	—	—	38	—	38
Balance at December 30, 2022	13,296	$133	$177,718	$(0)	$3,651	$181,502
Shares of common stock issued in connection with employee stock purchase plan	182	2	2,779	—	—	2,781
Shares of common stock issued in connection with incentive stock plan	19	—	182	—	—	182
Shares used to pay taxes on stock grants	(11)	—	(205)	—	—	(205)
Issuance of restricted stock award and units	196	2	(2)	—	—	—
Stock-based compensation expense	—	—	5,323	—	—	5,323
Net income (loss)	—	—	—	—	10,926	10,926
Net unrealized gain (loss) on derivative contracts	—	—	—	(664)	—	(664)
Balance at December 29, 2023	13,682	$137	$185,795	$(664)	$14,577	$199,845

See accompanying notes to consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year
	2023	2022	2021
Cash flows from operating activities:
Net income (loss)	$10,926	$(8,448)	$(8,417)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	16,431	17,489	17,146
Deferred income taxes, net	2,582	(1,694)	(2,738)
(Gain) loss on sale/disposal of equipment	(63)	(64)	(24)
Provision for doubtful accounts	825	243	102
Stock-based compensation	5,323	8,373	16,563
Accretion and fair value adjustments of contingent consideration	—	3,168	2,333
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts receivable	(10,300)	6,766	(14,209)
Contract assets	(10,825)	(23,772)	3,138
Other receivables	3,604	1,494	138
Prepaid expenses and other current assets	3,170	(1,230)	828
Other assets	5,671	3,223	(7,849)
Accounts payable	4,360	(7,839)	(4,700)
Accrued liabilities	5,917	12,970	1,625
Contract liabilities	598	(914)	6,065
Right-of-use assets	995	(332)	(197)
Net cash provided by operating activities	39,214	9,433	9,804
Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(9,925)	(9,602)	(8,500)
Proceeds from sale of equipment	68	75	46
Cash paid for acquisitions, net of cash acquired	(1,600)	—	—
Net cash used in investing activities	(11,457)	(9,527)	(8,454)
Cash flows from financing activities:
Payments on contingent consideration	(4,000)	(10,206)	(6,615)
Receipt of restricted cash	—	10,679	—
Payment on restricted cash	(10,679)	—	—
Payments on notes payable	(1,631)	(1,920)	(1,909)
Payments on debt issuance costs	(1,114)	(177)	—
Proceeds from notes payable	—	1,718	2,074
Borrowings under term loan facility and line of credit	105,000	20,000	—
Repayments under term loan facility and line of credit	(112,875)	(13,000)	(13,000)
Principal payments on finance leases	(1,304)	(1,054)	(545)
Proceeds from stock option exercise	182	274	1,924
Proceeds from sales of common stock under employee stock purchase plan	2,781	3,036	2,655
Cash used to pay taxes on stock grants	(205)	(992)	(3,117)
Restricted Stock Award and Units	—	—	(1)
Net cash provided by (used in) financing activities	(23,845)	8,358	(18,534)
Net increase (decrease) in cash, cash equivalents and restricted cash	3,912	8,264	(17,184)
Cash, cash equivalents and restricted cash at beginning of period	19,485	11,221	28,405
Cash, cash equivalents and restricted cash at end of period	$23,397	$19,485	$11,221
Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$10,193	$5,066	$3,545
Income taxes	(3,072)	(1,120)	(1,616)
Supplemental disclosures of noncash investing and financing activities:
Equipment acquired under finance leases	961	2,451	1,376

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

Fiscal Years

The Company operates and reports its annual financial results based on 52 or 53-week periods ending on the Friday closest to December 31. The Company operates and reports its quarterly financial results based on the 13-week period ending on the Friday closest to June 30, September 30, and December 31 and the 13 or 14-week period ending on the Friday closest to March 31, as applicable. Fiscal year 2023, fiscal year 2022, and fiscal year 2021, which ended on December 29, 2023, December 30, 2022, and December 31, 2021, respectively, were all comprised of 52 weeks, with all quarters presented consisting of 13 weeks.

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

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

As of December 29, 2023 and December 30, 2022, the carrying amounts of the Company's cash and cash equivalents, accounts receivable, contract assets, other receivables, prepaid expenses and other current assets, accounts payable, accrued liabilities and contract liabilities, approximate their fair values because of the relatively short period of time between the origination of these instruments and their expected realization or payment. The carrying amounts of debt obligations approximate their fair values since the terms are comparable to terms currently offered by local lending institutions for loans of similar terms to companies with comparable credit risk.

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

As of December 29, 2023, the Company had one VIE — Genesys Engineering, P.C. (“Genesys”). Pursuant to New York law, the Company does not own capital stock of Genesys and does not have control over the professional decision making of Genesys’s engineering services. The Company, however, has entered into an administrative services agreement with Genesys pursuant to which WES, the Company’s wholly-owned subsidiary, will provide Genesys with ongoing administrative, operational and other non-professional support services. The Company manages Genesys and has the power to direct the activities that most significantly impact Genesys’s performance, in addition to being obligated to absorb expected losses from Genesys. Accordingly, the Company is the primary beneficiary of Genesys and consolidates Genesys as a VIE.

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Retainage, included in contract assets, represents amounts withheld from billings to the Company’s clients pursuant to provisions in the contracts and may not be paid to the Company until specific tasks are completed or the project is completed and, in some instances, for even longer periods. As of December 29, 2023 and December 30, 2022, contract assets included retainage of $14.3 million and $8.5 million, respectively.

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

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Equipment and Leasehold Improvements

Equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Equipment under finance leases is stated at the present value of the minimum lease payments as of the acquisition date. Depreciation and amortization on equipment are calculated using the straight-line method over estimated useful lives of two to five years. Leasehold improvements and assets under capital leases are amortized using the straight-line method over the shorter of estimated useful lives or the term of the related lease.

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

During fiscal years 2023, 2022, and 2021, the Company did not have any material acquisitions.

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

During each fiscal year, management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize existing deferred tax assets. During fiscal year 2023 and fiscal year 2022, the Company had no change in its valuation allowance on its deferred tax assets. During fiscal year 2021, the Company determined that it was more-likely-than-not that a portion of the New Jersey net operating losses would not be utilized prior to expiration and, accordingly, recorded a valuation allowance of $1.1 million. Significant pieces of objective evidence evaluated included the Company’s proportional increase of revenue in other states, which resulted in a dilution of New Jersey sourced income, as well as the Company’s forecasted amount of net operating loss utilization in New Jersey for certain members of the combined group. As of December 29, 2023, the Company had a total valuation allowance of $1.2 million related to its deferred tax assets.

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

Earnings (loss) per Share

The Company computes basic income per common share using net income and the weighted average number of common shares outstanding during the period. Diluted income per common share is computed using net income and the weighted average number of common shares and potentially dilutive common shares outstanding during the period.

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Potentially dilutive common shares include dilutive outstanding employee stock options, restricted stock awards (“RSA”), PBRSUs, and rights to purchase shares of common stock under the Company’s ESPP.

Other Comprehensive Income (loss), Net of Tax

Other comprehensive income (loss), net of tax refers to revenue, expenses, gains and losses that are recorded as an element of shareholders’ equity but are excluded from net income (loss). The Company’s other comprehensive income (loss), net of tax is comprised of unrealized gains or losses on its interest rate swap agreement designated as cash flow hedges.

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

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2. RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements Recently Issued

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 amends the rules on income tax disclosures to require entities to disclose specific categories in the rate reconciliation, the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and income tax expense or benefit from continuing operations (separated by federal, state, and foreign). In addition, ASU 2023-09 requires entities to disclose their income tax payments to international, federal, state, and local jurisdictions, among other changes. The amendments can be applied on a prospective basis although retrospective application is permitted. The amendments are effective for the fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact this update will have on its Consolidated Financial Statements.

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 expands segment disclosure requirements through enhanced disclosures related to significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), a description of other segment items by reportable segment, and any additional measures of a segment's profit or loss used by the CODM when deciding how to allocate resources. All disclosure requirements under ASU 2023-07 are also required for public entities with a single reportable segment. The amendments are effective for the fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact this update will have on its Consolidated Financial Statements.

In October 2023, the FASB issued ASU No. 2023-06, “Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative” (“ASU 2023-06”). ASU 2023-06 amends U.S. GAAP to reflect updates and simplifications to certain disclosure and presentation requirements referred to FASB by the Securities and Exchange Commission (“SEC”). The targeted amendments incorporate 14 of the 27 disclosures referred by the SEC into Codification. Each amendment in ASU 2023-06 is effective on either the date on which the SEC’s removal of the related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, or on June 30, 2027, if the SEC has not removed the requirements by that date. No amendments were effective at December 29, 2023. The Company is currently evaluating the impact this update will have on its Consolidated Financial Statements.

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. SUPPLEMENTAL FINANCIAL STATEMENT DATA

Restricted Cash

The following table provides a reconciliation of cash and cash equivalents, and restricted cash reported within the consolidated balance sheets for fiscal years 2023, 2022 and 2021, to the total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows for fiscal years 2023, 2022, and 2021:

	December 29,	December 30,	January 1,
	2023	2022	2022
	(in thousands)
Cash and cash equivalents	$23,397	$8,806	$11,221
Restricted cash	—	10,679	—
Total cash, cash equivalents, and restricted cash shown in the consolidated statement of cash flows	$23,397	$19,485	$11,221

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

Accounts Receivable

Accounts receivable consisted of the following:

	December 29,	December 30,
	2023	2022
	(in thousands)
Billed	$70,543	$60,842
Allowance for doubtful accounts	(866)	(640)
Accounts receivable, net	$69,677	$60,202

The movements in the allowance for doubtful accounts consisted of the following:

	Fiscal Year
	2023	2022	2021
	(in thousands)
Balance as of the beginning of the year	$640	$1,115	$2,127
(Recovery of) provision for doubtful accounts	826	243	102
Write-offs of uncollectible accounts	(600)	(718)	(1,224)
Fair value adjustment	—	—	110
Balance as of the end of the year	$866	$640	$1,115

Allowances for doubtful accounts have been determined through specific identification of amounts considered to be uncollectible and potential write-offs, plus a non-specific allowance for other amounts for which some potential loss has been determined to be probable based on current and past experience.

As of December 29, 2023, two of the Company’s customers, Consolidated Edison of New York and LADWP, accounted for 24.6% of the Company’s billed outstanding receivables. As of December 30, 2022, one customer, Consolidated Edison of New York, accounted for 10.3% of the Company’s billed outstanding receivables.

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Contract Assets

Contract assets consisted of the following:

	December 29,	December 30,
	2023	2022
	(in thousands)
Unbilled short-term	$79,585	$74,545
Contract retentions	14,300	8,515
Contract assets	93,885	83,060
Unbilled long-term (1)	2,849	2,330
Total contract assets	$96,734	$85,390
(1)	Included in Other assets in the consolidated financial statements.

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

Equipment and Leasehold Improvements

Equipment and leasehold improvements were as follows:

	December 29,	December 30,
	2023	2022
	(in thousands)
Furniture and fixtures	$4,379	$4,062
Computer hardware and software	44,594	35,635
Leasehold improvements	3,382	3,097
Equipment under finance leases	6,139	5,503
Automobiles, trucks, and field equipment	3,373	3,134
Subtotal	61,867	51,431
Accumulated depreciation and amortization	(34,770)	(28,894)
Equipment and leasehold improvements, net	$27,097	$22,537

Depreciation expense of equipment and leasehold improvements totaled $6.3 million, $6.3 million, and $5.6 million in fiscal years 2023, 2022, and 2021, respectively.

Included in accumulated depreciation and amortization is $1.3 million, $1.1 million, and $0.6 million of amortization expense related to equipment held under finance leases in fiscal years 2023, 2022, and 2021, respectively.

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Accrued Liabilities

Accrued liabilities were as follows:

	December 29,	December 30,
	2023	2022
	(in thousands)
Accrued subcontractor costs	$30,196	$28,374
Accrued bonuses	14,423	8,470
Employee withholdings	3,123	2,571
Compensation and payroll taxes	3,125	2,340
Rebate and other	139	14,643
Accrued accounting costs and taxes	3,123	2,712
Total accrued liabilities	$54,129	$59,110

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4. DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses certain interest rate derivative contracts to hedge interest rate exposures on its variable rate debt. The Company’s hedging program is not designated for trading or speculative purposes.

The Company recognizes derivative instruments as either assets or liabilities on the accompanying consolidated balance sheets at fair value. The Company records changes in the fair value (i.e., gains or losses) of the derivatives that have been designated as cash flow hedges in its consolidated balance sheets as accumulated other comprehensive income (loss) and in its consolidated statements of comprehensive income (loss) as a loss or gain on cash flow hedge valuation.

On November 30, 2023, the Company entered into an interest rate swap agreement that the Company designated as cash flow hedge to fix the variable interest rate on a portion of the Company’s Term Loan (as defined in Note 5, “Debt Obligations”). The interest rate swap agreement has a total notional amount of $50.0 million, has a fixed annual interest rate of 4.77%, and expires on September 29, 2026. As of December 29, 2023, the effective portion of the Company’s interest rate swap agreement designated as a cash flow hedge before tax effects was $0.8 million, of which no amounts were reclassified from accumulated other comprehensive loss to interest expense in fiscal 2023. The Company expects to reclassify $0.1 million from accumulated other comprehensive loss to interest expense within the next twelve months.

The fair values of the Company’s outstanding derivatives designated as hedging instruments were as follows:

		Fair Value of Derivative
		Instruments as of
	Balance Sheet Location	December 29, 2023	December 30, 2022
		(in thousands)
Interest rate swap agreement	Current assets	$46	$—
Interest rate swap agreement	Other noncurrent liabilities	(887)	—

The impact of the effective portions of derivative instruments in cash flow hedging relationships and fair value relationships on other comprehensive loss was $0.8 million for the year ended December 29, 2023.

The accumulated balances and reporting period activities for the year ended December 29, 2023 related to reclassifications out of accumulated other comprehensive income (loss) are summarized as follows:

	Gain (Loss) on	Accumulated Other
	Derivative Instruments	Comprehensive Loss
	(in thousands)
Balances at December 30, 2022	$—	$—
Other comprehensive loss before reclassifications	(841)	(841)
Amounts reclassified from accumulated other comprehensive income:	—	—
Income tax benefit (expense) related to derivative instruments	177	177
Net current-period other comprehensive loss	(664)	(664)
Balances at December 29, 2023	$(664)	$(664)

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. DEBT OBLIGATIONS

Debt obligations, excluding obligations under finance leases (see Note 7, Leases, below), consisted of the following:

	December 29,	December 30,
	2023	2022
	(in thousands)
New Credit Facilities
Outstanding borrowings on Term Loan	$98,125	$—
Outstanding borrowings on Revolving Credit Facility	—	—
Prior Credit Facilities
Outstanding borrowings on Term A Loan	—	65,000
Outstanding borrowings on Revolving Credit Facility	—	—
Outstanding borrowings on Delayed Draw Term Loan	—	41,000
Other debt agreements	327	1,958
Total debt	98,452	107,958
Issuance costs and debt discounts	(1,021)	(511)
Subtotal	97,431	107,447
Less current portion of long-term debt	8,452	16,903
Long-term debt portion	$88,979	$90,544

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

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

outstanding under the Credit Facilities may be prepaid in whole or in part at any time without penalty (other than customary breakage costs).

The Term Loan issuance costs are amortized to interest expense over the term of the loan, and as of December 29, 2023, issuance costs of $1.0 million remained unamortized. The Revolving Credit Facility issuance costs are included in assets in the accompanying Condensed Consolidated Balance Sheets, and as of December 29, 2023, issuance costs of $0.5 million remained unamortized.

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

The Company believes that, as of December 29, 2023, it was in compliance with all covenants contained in the Credit Agreement. As of December 29, 2023, the Company’s composite annual interest rate, exclusive of the effects of upfront fees, undrawn fees and issuance cost amortization, was 8.5% and $4.1 million in letters of credit were issued.

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

Effective April 28, 2023, borrowings under the Prior Credit Agreement bore interest at either a Base Rate (as defined in the Prior Credit Agreement) or SOFR, at the Company’s option, and in each case, plus an applicable margin, which applicable margin ranged from 0.125% to 1.25% with respect to Base Rate borrowings and 1.125% to 2.25% with respect to SOFR borrowings, depending on the Total Leverage Ratio; provided, that SOFR could not be less than 0.00%,

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

with the specific pricing reset on each date on which the Administrative Agent received the required financial statements under the Prior Credit Agreement for the fiscal quarter then ended. The Company was obligated to also pay a commitment fee for the unused portion of the Revolving Credit Facility and the Delayed Draw Term Loan under the Prior Credit Agreement, which ranged from 0.15% to 0.40% per annum depending on the Total Leverage Ratio, and fees on the face amount of any letters of credit outstanding under the Revolving Credit Facility, which ranged from 0.84% to 1.688% per annum, in each case, depending on whether such letter of credit is a performance or financial letter of credit and the Total Leverage Ratio.

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

Future Debt Payments

The following table summarizes the combined principal installments for the Company’s debt obligations, excluding capital leases, over the next five years and beyond, as of December 29, 2023 (in thousands):

Fiscal Year:
2024	$8,452
2025	10,000
2026	80,000
2027	—
2028	—
Total debt maturities	98,452
Issuance costs and debt discounts	(1,021)
Net carrying value	$97,431

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

The changes in the carrying value of goodwill by reporting unit were as follows:

	December 30,	Additional	Additions /	December 29,
	2022	Purchase Cost	Adjustments	2023
	(in thousands)
Reporting Unit:
Energy	$129,375	$—	$—	$129,375
Engineering and Consulting	749	1,020	—	1,769
	$130,124	$1,020	$—	$131,144

	December 31,	Additional	Additions /	December 30,
	2021	Purchase Cost	Adjustments	2022
	(in thousands)
Reporting Unit:
Energy	$129,375	$—	$—	$129,375
Engineering and Consulting	749	—	—	749
	$130,124	$—	$—	$130,124

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

No impairment was recorded in any year during the three-year period ended December 29, 2023.

The gross amounts and accumulated amortization of the Company’s acquired identifiable intangible assets with finite useful lives, included in other intangible assets, net in the accompanying consolidated balance sheets, were as follows:

	December 29, 2023		December 30, 2022
	Gross	Accumulated	Gross	Accumulated	Amortization
	Amount	Amortization	Amount	Amortization	Period
	(in thousands)				(in years)
Finite:
Backlog	$8,306	$8,095	$7,944	$7,944	1.0
Tradename	15,936	12,695	15,911	10,990	2.5	-	6.0
Non-compete agreements	1,613	1,440	1,420	1,420	4.0	-	5.0
Developed technology	15,810	14,521	15,810	11,871	8.0
Customer relationships	58,149	31,107	58,149	25,523	5.0	-	8.0
Total intangible assets	$99,814	$67,858	$99,234	$57,748

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

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

estimated fair values during the purchase allocation period, which does not extend beyond 12 months from the date of acquisition.

The Company’s amortization expense for acquired identifiable intangible assets with finite useful lives was $10.1 million, $11.2 million, and $11.5 million for the fiscal years 2023, 2022 and 2021, respectively.

Estimated amortization expense for acquired identifiable intangible assets for fiscal year 2024 and the succeeding years is as follows:

Future Intangible Asset
Amortization expense
(in thousands)
Fiscal year:
2024	$7,081
2025	6,284
2026	5,561
2027	5,541
2028	4,930
Thereafter	2,559
$31,956

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7. LEASES

The Company leases certain office facilities under long-term, non-cancellable operating leases that expire at various dates through the year 2029. In addition, the Company is obligated under finance leases for certain furniture and office equipment that expire at various dates through the year 2028.

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

From time to time, the Company enters into non-cancelable leases for some of its facility and equipment needs. These leases allow the Company to conserve cash by paying a monthly lease rental fee for the use of facilities and equipment rather than purchasing them. The Company’s leases typically have remaining terms ranging from one to eight years, some of which may include options to extend the leases for up to five years, and some of which may include options to terminate the leases within one year. Currently, all of the Company’s leases contain fixed payment terms. The Company may decide to cancel or terminate a lease before the end of its term, in which case it is typically liable to the lessor for the remaining lease payments under the term of the lease. Additionally, all of the Company’s month-to-month leases are cancelable by the Company or the lessor, at any time, and are not included in the Company’s right-of-use asset or lease liability. As of December 29, 2023, the Company had no leases with residual value guarantees. Typically, the Company has purchase options on the equipment underlying its long-term leases. The Company may exercise some of these purchase options when the need for equipment is on-going and the purchase option price is attractive. Nonperformance-related default covenants, cross-default provisions, subjective default provisions and material adverse change clauses contained in material lease agreements, if any, are also evaluated to determine whether those clauses affect lease classification in accordance with “ASC” Topic 842-10-25. Leases are accounted for as operating or financing leases, depending on the terms of the lease.

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

The following is a summary of the Company’s lease expense:

	Fiscal Year
	2023	2022	2021
	(in thousands)
Operating lease cost	$6,114	$6,140	$6,497
Sublease Income	(49)	—	—
Finance lease cost:
Amortization of assets	1,331	1,118	577
Interest on lease liabilities	105	76	34
Total net lease cost	$7,501	$7,334	$7,108

The following is a summary of lease information presented on the Company’s consolidated balance sheet:

	December 29,	December 30,
	2023	2022
	(in thousands, except years and percentages)
Operating leases:
Right-of-use assets	$12,465	$12,390

Lease liability	$4,537	$4,625
Lease liability, less current portion	9,758	8,599
Total lease liabilities	$14,295	$13,224

Finance leases (included in equipment and leasehold improvements, net):
Equipment and leasehold improvements, net	$6,139	$5,503
Accumulated depreciation	(3,837)	(2,830)
Total equipment and leasehold improvements, net	$2,302	$2,673

Finance lease obligations	$1,186	$1,113
Finance lease obligations, less current portion	1,184	1,601
Total finance lease obligations	$2,370	$2,714

Weighted average remaining lease term (in years):
Operating Leases	3.43	3.35
Finance Leases	2.31	2.66

Weighted average discount rate:
Operating Leases	6.09%	4.25%
Finance Leases	5.19%	3.47%

Rent expense for fiscal years 2023, 2022 and 2021 was $6.8 million, $6.5 million, and $6.8 million, respectively.

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following is a summary of other information and supplemental cash flow information related to finance and operating leases:

	Fiscal Year
	2023	2022	2021

	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$5,843	$6,471	$6,727
Operating cash flow from finance leases	105	76	34
Financing cash flow from finance leases	1,304	1,054	545

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$5,374	$2,745	$783

The following is a summary of the Company’s maturities of lease liabilities as of December 29, 2023:

	Operating	Finance
	(in thousands)
Fiscal year:
2024	$5,207	$1,321
2025	4,312	712
2026	3,619	379
2027	1,709	103
2028	1,010	9
2029 and thereafter	115	—
Total lease payments	15,972	2,524
Less: Imputed interest	(1,677)	(154)
Total lease obligations	14,295	2,370
Less: Current obligations	4,537	1,186
Noncurrent lease obligations	$9,758	$1,184

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

The Company’s defined contribution plan (the “Plan”) covers employees who have completed three months of service and who have attained 21 years of age. The Company elects to make matching contributions equal to 50% of the participants’ contributions to the Plan up to 6% of the individual participant’s compensation, and subject to a maximum of $3,000 per employee. Under the defined Plan, the Company may make discretionary contributions to employee accounts.

The Company made matching contributions of $2.2 million, $2.3 million, and $2.0 million during fiscal years 2023, 2022 and 2021, respectively.

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

As of December 29, 2023, the Company had one VIE — Genesys.

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. SEGMENT AND GEOGRAPHICAL INFORMATION

Segment Information

The Company’s two segments are Energy and Engineering and Consulting, and the Company’s chief operating decision maker, which continues to be its chief executive officer, receives and reviews financial information in this format.

There were no intersegment sales during the fiscal years 2023, 2022, or 2021. The Company’s chief operating decision maker evaluates the performance of each segment based upon income or loss from operations before income taxes. Certain segment asset information including expenditures for long-lived assets has not been presented as it is not reported to or reviewed by the chief operating decision maker. In addition, enterprise-wide service line contract revenue is not included as it is impracticable to report this information for each group of similar services.

Financial information with respect to the reportable segments and reconciliation to the amounts reported in the Company’s consolidated financial statements follows:

		Engineering	Unallocated		Consolidated
	Energy	& Consulting	Corporate	Intersegment	Total
	(in thousands)
Fiscal Year 2023
Contract revenue	$426,976	$83,119	$—	$—	$510,095
Depreciation and amortization	15,176	1,255	—	—	16,431
Interest expense	6	—	9,407	—	9,413
Segment profit (loss) before income tax expense	16,921	10,270	(12,600)	—	14,591
Income tax (benefit) expense	4,250	2,580	(3,165)	—	3,665
Net income (loss)	12,671	7,690	(9,435)	—	10,926
Segment assets (1)	345,745	25,842	67,131	(23,130)	415,588
Fiscal Year 2022
Contract revenue	$357,460	$71,678	$—	$—	$429,138
Depreciation and amortization	16,507	982	—	—	17,489
Interest expense	11	—	5,317	—	5,328
Segment profit (loss) before income tax expense	(9,544)	10,896	(12,804)	—	(11,452)
Income tax (benefit) expense	(2,504)	2,858	(3,358)	—	(3,004)
Net income (loss)	(7,041)	8,037	(9,444)	—	(8,448)
Segment assets (1)	342,067	22,034	68,703	(23,130)	409,674
Fiscal Year 2021
Contract revenue	$286,385	$67,370	$—	$—	$353,755
Depreciation and amortization	16,156	990	—	—	17,146
Interest expense	8	—	3,861	—	3,869
Segment profit (loss) before income tax expense	(4,808)	9,135	(16,731)	—	(12,404)
Income tax (benefit) expense	(1,546)	2,936	(5,377)	—	(3,987)
Net income (loss)	(3,263)	6,198	(11,352)	—	(8,417)
Segment assets (1)	363,232	21,423	32,897	(23,130)	394,422
(1)	Segment assets are presented net of intercompany receivables.

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables provide information about disaggregated revenue by contract type, client type and geographical region:

	2023
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$35,582	$63,530	$99,112
Unit-based	199,040	15,753	214,793
Fixed price	192,354	3,836	196,190
Total (1)	$426,976	$83,119	$510,095

Client Type
Commercial	$31,162	$5,866	$37,028
Government	159,935	76,972	236,907
Utilities (2)	235,879	281	236,160
Total (1)	$426,976	$83,119	$510,095

Geography (3)
Domestic	$426,976	$83,119	$510,095

	2022
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$32,491	$53,584	$86,075
Unit-based	180,509	14,296	194,805
Fixed price	144,460	3,798	148,258
Total (1)	$357,460	$71,678	$429,138

Client Type
Commercial	$29,782	$5,566	$35,348
Government	126,494	65,969	192,463
Utilities (2)	201,184	143	201,327
Total (1)	$357,460	$71,678	$429,138

Geography (3)
Domestic	$357,460	$71,678	$429,138

	2021
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$34,004	$52,209	$86,213
Unit-based	180,311	10,688	190,999
Fixed price	72,069	4,474	76,543
Total (1)	$286,384	$67,371	$353,755

Client Type
Commercial	$24,541	$5,323	$29,864
Government	65,249	61,899	127,148
Utilities (2)	196,594	149	196,743
Total (1)	$286,384	$67,371	$353,755

Geography (3)
Domestic	$286,384	$67,371	$353,755

(1)	Amounts may not add to the totals due to rounding.
(2)	Includes the portion of revenue related to small business programs paid by the end user/customer.
(3)	Revenue from the Company’s foreign operations were immaterial for fiscal years 2023, 2022, and 2021.

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following sets forth the assets that are included in Unallocated Corporate as of December 29, 2023 and December 30, 2022.

	2023	2022
	(in thousands)
Assets:
Cash and cash equivalents	$23,397	$8,806
Restricted cash	—	10,679
Accounts Receivable, net	(915)	(2,038)
Prepaid expenses	1,399	3,366
Intercompany receivables	2,345,753	1,706,878
Goodwill	2	2
Other receivables	880	4,154
Equipment and leasehold improvements, net	1,299	1,680
Investments in subsidiaries	23,130	23,130
ROU Assets	1,389	126
Other	590	254
Deferred income taxes	15,961	18,543
	$2,412,885	$1,775,580

Geographical Information

Substantially all of the Company’s consolidated revenue was derived from its operations in the U.S.

The Company operates through a network of offices spread across 22 U.S. states, the District of Columbia, the Commonwealth of Puerto Rico, and Canada. Revenues from the Company’s Puerto Rican and Canadian operations were not material for fiscal years 2023, 2022, and 2021.

Customer Concentration

For fiscal years 2023, 2022, and 2021, the Company’s top 10 customers accounted for 52.7%, 54.6%, and 49.2%, respectively, of the Company’s consolidated contract revenue. During fiscal year 2023, the Company had no individual customers that accounted for more than 10% of its consolidated contract revenue. During fiscal years 2022 and 2021, the Company had individual customers that accounted for more than 10% of its consolidated contract revenues. For fiscal year 2022, the Company derived 12.0% of its consolidated contract revenue from one customer, Los Angeles Department of Water and Power (“LADWP”). For fiscal year 2021, the Company derived 10.8% of its consolidated contract revenue from one customer, LADWP.

On a segment basis, the Company also had individual customers that accounted for more than 10% of its segment contract revenues. For fiscal year 2023, the Company derived 22.7% of its Energy segment revenues from two customers, LADWP and the Dormitory Authority State of New York (“DASNY”), and had no individual customers accounted for more than 10% of its Engineering and Consulting segment revenues. For fiscal year 2022, the Company derived 14.4% of its Energy segment revenues from one customer, LADWP, and had no individual customers that accounted for more than 10% of its Engineering and Consulting segment revenues. For fiscal year 2021, the Company derived 34.5% of its Energy segment revenues from three customers, LADWP, Duke Energy and Consolidated Edison of New York, and it derived 10.3% of its Engineering and Consulting segment revenues from one customer, the City of Elk Grove.

The Company’s largest clients are based in California and New York. In fiscal years 2023, 2022, and 2021, services provided to clients in California accounted for 45.1%, 41.7%, and 36.8%, respectively, of the Company’s consolidated contract revenue, and services provided to clients in New York accounted for 24.7%, 22.8%, and 21.0%, respectively, of the Company’s consolidated contract revenue.

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10. SHAREHOLDERS’ EQUITY

Stock Incentive Plans

2006 Stock Incentive Plan

In June 2006, the Company’s board of directors adopted the 2006 Stock Incentive Plan (“2006 Plan”) and it received stockholder approval. The Company re-submitted the 2006 Plan to its stockholders for post-IPO approval at the 2007 annual meeting of the stockholders and it was approved. After the Company’s shareholders approved the 2008 Plan (as defined below) in June 2008, no additional awards were granted under the 2006 Plan. The 2006 Plan had 300,000 shares of common stock reserved for issuance to the Company’s directors, executives, officers, employees, consultants and advisors. Approximately 182,735 shares that were available for award grant purposes under the 2006 Plan became available for grant under the 2008 Plan following shareholder approval of the 2008 Plan. Options granted under the 2006 Plan could be “non-statutory stock options” which expired no more than 10 years from the date of grant or “incentive stock options” as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). Upon exercise of non-statutory stock options, the Company is generally entitled to a tax deduction on the exercise of the option for an amount equal to the excess over the exercise price of the fair market value of the shares at the date of exercise. The Company is generally not entitled to any tax deduction on the exercise of an incentive stock option. The 2006 Plan terminated in June 2016 and, as of December 29, 2023, there were no outstanding stock options under the 2006 Plan.

Amended and Restated 2008 Performance Incentive Plan

In March 2008, the Company’s board of directors adopted the 2008 Performance Incentive Plan (“2008 Plan”), and it received stockholder approval at the 2008 annual meeting of the stockholders in June 2008. The 2008 Plan was originally set to terminate on April 17, 2027 but received a ten-year, a three-year, and a one-year extension at the 2019, 2022, and 2023 annual meetings of the stockholders, respectively. The 2008 Plan is currently scheduled to expire on April 16, 2033. The 2008 Plan initially had 450,000 shares of common stock reserved for issuance (not counting any shares originally available under the 2006 Plan that “poured over.”) At the 2010, 2012, 2016, 2017, 2019, 2022 and 2023 annual meetings of the stockholders, the stockholders approved 350,000, 500,000, 500,000, 875,000, 955,000, 478,000, and 750,000 share increases, respectively, to the 2008 Plan. The maximum number of shares of the Company’s common stock that may be issued or transferred pursuant to awards under the 2008 Plan can also be increased by any shares subject to stock options granted under the 2006 Plan and outstanding as of June 9, 2008 which expire, or for any reason are cancelled or terminated, after June 9, 2008 without being exercised. The 2008 Plan currently has 787,000 shares of common stock reserved for issuance. Awards authorized by the 2008 Plan include stock options, stock appreciation rights, restricted stock, stock bonuses, stock units, performance stock, and other share-based awards. No participant may be granted an option to purchase more than 300,000 shares in any fiscal year. Options generally may not be granted with exercise prices less than fair market value at the date of grant, with vesting provisions and contractual terms determined by the compensation committee of the board of directors on a grant-by-grant basis, subject to the minimum vesting provisions contained in the 2008 Plan. Options granted under the 2008 Plan may be “nonqualified stock options” or “incentive stock options” as defined in Section 422 of the Internal Revenue Code. The maximum term of each option shall be 10 years. Upon exercise of nonqualified stock options, the Company is generally entitled to a tax deduction on the exercise of the option for an amount equal to the excess over the exercise price of the fair market value of the shares at the date of exercise. The Company is generally not entitled to any tax deduction on the exercise of an incentive stock option. For awards other than stock options, the Company is generally entitled to a tax deduction at the time the award holder recognizes income with respect to the award equal to the amount of compensation income recognized by the award holder. Options and other awards provide for accelerated vesting if there is a change in control (as defined in the 2008 Plan) and the outstanding awards are not substituted or assumed in connection with the transaction.

Through December 29, 2023, outstanding awards granted, net of forfeitures and exercises, under the 2008 Plan consisted of 38,000 shares of incentive stock options, 749,000 shares of nonqualified stock options, 171,000 shares of restricted stock awards and 130,000 shares of performance-based restricted stock units.

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Employee Stock Purchase Plan

Amended and Restated 2006 Employee Stock Purchase Plan

The Company adopted its Amended and Restated 2006 Employee Stock Purchase Plan (“ESPP”) to allow eligible employees the right to purchase shares of common stock, at semi-annual intervals, with their accumulated payroll deductions. The ESPP received stockholder approval in June 2006. The Company re-submitted the ESPP to its stockholders for post-IPO approval at the 2007 annual stockholders’ meeting where approval was obtained. The ESPP initially had 300,000 shares of common stock reserved for issuance. At the 2017 and 2023 annual meeting of the stockholders, the stockholders approved an 825,000 and 800,000 share increase to the ESPP, respectively. A total of 1,925,000 shares of the Company’s common stock have been reserved for issuance under the ESPP.

The ESPP has semi-annual periods beginning on each January 1 and ending on each June 30 and beginning on each July 1 and ending on each December 31. The first offering period commenced on February 10, 2007 and ended on June 30, 2007. Participants make contributions under the ESPP only by means of payroll deductions each payroll period. The rate of payroll contributions elected by a Participant may not be less than one percent (1%) nor more than ten percent (10%) of the Participant’s Earnings for each payroll period, and only whole percentages may be elected. The accumulated contributions are applied to the purchase of shares. Shares are purchased under the ESPP on, or as soon as practicable after, the last day of the offering period. The purchase price per share equals 85% of the fair market value of a share on the lesser price of the share on the first day or last day of the offering period. The Company’s Amended and Restated 2006 Employee Stock Purchase Plan is a compensatory plan.

As of December 29, 2023, there were 981,000 shares available for issuance under the ESPP.

Stock-based Compensation Expense

The compensation expense that has been recognized for stock options, RSAs, performance-based restricted stock units (“PBRSU”), and ESPP issued under these plans was $5.3 million, $8.4 million, and $16.6 million for fiscal years 2023, 2022, and 2021, respectively.

The Company did not have any unrecognized compensation expense related to nonvested stock options for fiscal years 2023, 2022 and 2021.

The total unrecognized compensation expense related to RSAs was $2.5 million, $1.7 million, and $3.3 million, for fiscal years 2023, 2022, and 2021, respectively.

The total unrecognized compensation expense related to PBRSUs was $5.2 million, $4.0 million, and $2.2 million for the fiscal years 2023, 2022, and 2021, respectively. That expense is expected to be recognized over a weighted-average period of 1.4 years.

There were no options granted that were immediately vested during the fiscal years 2023, 2022, or 2021.

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Summary of Stock Option Activity

A summary of option activity under the 2006 Plan and 2008 Plan as of December 29, 2023 and changes during the fiscal years ended December 29, 2023, December 30, 2022 and December 31, 2021 is presented below. The intrinsic value of the fully-vested options is $3.7 million based on the Company’s closing stock price of $21.50 and the average exercise price of outstanding options on December 29, 2023.

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual
	Options	Price	Term
	(in thousands)		(in years)
Outstanding at December 30, 2022	816	$20.38	3.68
Granted	—	—	—
Exercised	(19)	9.77	—
Forfeited or expired	(10)	19.05	—
Outstanding at December 29, 2023	787	$20.64	2.70
Vested and expected to vest at December 29, 2023	787	$20.64	2.70
Exercisable at December 29, 2023	787	$20.64	2.70

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual
	Options	Price	Term
	(in thousands)		(in years)
Outstanding at December 31, 2021	849	$19.89	4.68
Granted	—	—	—
Exercised	(33)	8.12	—
Forfeited or expired	—	—	—
Outstanding at December 30, 2022	816	$20.38	3.68
Vested and expected to vest at December 30, 2022	816	$20.38	3.68
Exercisable at December 30, 2022	816	$20.38	3.68

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual
	Options	Price	Term
	(in thousands)		(in years)
Outstanding at January 1, 2021	1,003	$18.86	5.43
Granted	—	—	—
Exercised	(150)	12.86	—
Forfeited or expired	(4)	24.33	—
Outstanding at December 31, 2021	849	$19.89	4.68
Vested and expected to vest at December 31, 2021	849	$19.89	4.68
Exercisable at December 31, 2021	849	$19.89	4.68

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of the status of the Company’s nonvested options and changes in nonvested options is presented below:

Weighted-
Average
Grant-Date
	Options	Fair Value
(in thousands)
Nonvested at December 30, 2022	—	$—
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested at December 29, 2023	—	—

Weighted-
Average
Grant-Date
	Options	Fair Value
(in thousands)
Nonvested at December 31, 2021	—	$—
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested at December 30, 2022	—	—

		Weighted-
		Average
		Grant-Date
	Options	Fair Value
	(in thousands)
Nonvested at January 1, 2021	52	$31.73
Granted	—	—
Vested	(52)	31.73
Forfeited	—	—
Nonvested at December 31, 2021	—	—

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Summary of Restricted Stock Activity

A summary of restricted stock activity under the 2008 Plan as of December 29, 2023 is presented below:

		Weighted-
		Average
	Restricted Stock	Grant Date Fair Value
	(in thousands)
Outstanding at December 30, 2022	135	$34.07
Awarded	154	18.04
Vested	(114)	33.45
Forfeited	(4)	17.83
Outstanding at December 29, 2023	171	$20.44

Outstanding at December 31, 2021	110	$38.30
Awarded	104	31.48
Vested	(74)	36.55
Forfeited	(5)	36.51
Outstanding at December 30, 2022	135	$34.07

Outstanding at January 1, 2021	128	$33.21
Awarded	63	41.02
Vested	(75)	32.09
Forfeited	(6)	36.69
Outstanding at December 31, 2021	110	$38.30

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Summary of Performance-Based Restricted Stock Unit Activity

A summary of performance-based restricted stock unit activity under the 2008 Plan as of December 29, 2023 is presented below:

	Performance-Based	Weighted-Average
	Restricted Stock Unit	Grant Date Fair Value
	(in thousands)
Outstanding at December 30, 2022	66	$27.93
Awarded	112	19.89
Released	(46)	22.84
Forfeited	(2)	21.67
Outstanding at December 29, 2023	130	$22.88

Outstanding at December 31, 2021	224	$31.31
Awarded	186	38.82
Released	(278)	40.99
Forfeited	(66)	26.61
Outstanding at December 30, 2022	66	$27.93

Outstanding at January 1, 2021	379	$20.68
Awarded	282	34.84
Released	(411)	29.08
Forfeited	(26)	29.93
Outstanding at December 31, 2021	224	$31.31

Fair Value Valuation Assumptions

Stock Option Grants

The fair value of each option is calculated using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatility is based upon historical volatility of “guideline companies” since the length of time the Company’s shares have been publicly traded is equal to the contractual term of the options. The expected term of the option, taking into account both the contractual term of the option and the effects of employees’ expected exercise and expected post-vesting termination behavior is estimated based upon the simplified method. Under this approach, the expected term is presumed to be the mid-point between the vesting date and the end of the contractual term. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. No options were granted during fiscal years 2023, 2022 or 2021.

RSA and PBRSU Grants

The Company’s restricted stock awards are valued on the closing price of the Company’s common stock on the date of grant and typically vest over a two to three-year period.

The Company’s performance-based restricted stock unit awards are valued on the closing price of the Company’s common stock on the date of grant and vest over a performance period. Under the Company’s PBRSU design, awards vest based on two performance metrics. For the PBRSU awards granted in fiscal years 2023 and 2022, 50% of each award will vest based upon the Company’s Adjusted EBITDA performance over a three-year performance period, and the remaining 50% of each award will vest based upon the Company’s adjusted diluted earnings per share performance over a three-year performance period, respectively. For the PBRSU awards granted in fiscal year 2021, 50% of the award will vest based upon the Company’s Adjusted EBITDA performance over a one-year performance

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

period, and the remaining 50% of the award will vest based upon the Company’s Net Revenue performance over a one-year performance period.

ESPP

The fair value of ESPP purchase rights issued is calculated using the Black-Scholes valuation model that uses the assumptions noted in the following table. Purchase right under the ESPP are generally granted on either January 1 or July 1 of each year. The assumptions are as follows:

	2023	2022	2021
Weighted-average expected term (in years)	.5	.5	.5
Risk-Free interest Rate	4.9%	1.4%	0.1%
Stock Price Volatility	29.9%	30.0%	31.9%
Dividend yield	0%	0%	0%
Fair Value	$18.50	$31.11	$40.21

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11. INCOME TAXES

The provision for income taxes is comprised of (1):

	Fiscal Year
	2023	2022	2021

	(in thousands)
Current federal taxes	$61	$(1,224)	$(1,606)
Current state taxes	676	(73)	530
Current foreign taxes	—	—	—
Deferred federal taxes	2,022	(1,519)	(2,656)
Deferred state taxes	906	(188)	(255)
	$3,665	$(3,004)	$(3,987)
(1)	Revenue from the Company’s foreign operations was immaterial for fiscal years 2023, 2022 and 2021.

The provision for income taxes reconciles to the amounts computed by applying the statutory federal tax rate of 21% for fiscal years 2023, 2022 and 2021 to the Company’s income before income taxes. The sources and tax effects of the differences for fiscal years 2023, 2022 and 2021 are as follows:

	2023	2022	2021

	(in thousands)
Computed “expected” federal income tax expense	$3,064	$(2,405)	$(2,605)
Permanent differences	194	24	18
Nondeductible executive compensation	121	711	1,349
Stock options and disqualifying dispositions	560	576	(1,276)
Energy efficient building deduction	(717)	(1,378)	(558)
Current and deferred state income tax expense, net of federal benefit	1,250	(111)	(660)
Research and development tax credit	(867)	(517)	(761)
Federal rate differential on NOL carryback	—	—	(579)
Change in valuation allowance	—	—	1,105
Other	60	96	(20)
	$3,665	$(3,004)	$(3,987)

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets and liabilities are as follows:

	December 29,	December 30,
	2023	2022

	(in thousands)
Deferred tax assets:
Other accrued liabilities	$2,907	$1,374
Federal and state net operating losses	15,890	23,089
Lease liability	3,977	3,592
Stock compensation	1,214	1,404
Capitalized research and development	4,286	2,078
Credit carryforwards	2,819	1,754
Excess business interest limitation	84	1,437
Other	432	207
Total deferred tax assets	31,609	34,935
Valuation allowance	(1,191)	(1,191)
Net deferred tax assets	$30,418	$33,744
Deferred tax liabilities:
Deferred revenue	$(2,960)	$(4,223)
Fixed assets	(3,013)	(2,778)
Intangible assets	(4,926)	(4,794)
Lease right-of-use assets	(3,558)	(3,406)
Total deferred tax liabilities	(14,457)	(15,201)
Net deferred tax asset	$15,961	$18,543

As of December 29, 2023, the Company had federal and state operating loss carryovers of $52.8 million and $77.2 million, respectively, and federal and state tax credit carryforwards of $2.6 million and $0.3 million, respectively. Out of the federal operating loss carryovers, $13.2 million will carryforward indefinitely. The remaining carryovers will begin to expire in 2026 through 2042.

During each fiscal year, management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize existing deferred tax assets. During fiscal year 2023 and 2022, no changes were made to tax valuation allowance as the available positive and negative evidence did not warrant a revision.

As of December 29, 2023 and December 30, 2022, the Company’s liabilities related to uncertain tax positions were immaterial to the consolidated financial statements. The Company may be subject to examination by the Internal Revenue Service (“IRS”) for calendar years 2020 through 2023. The Company may also be subject to examination on certain state and local jurisdictions for the years 2019 through 2023.

The Company's policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense. As of December 29, 2023 and December 30, 2022, the Company did not have any unrecognized tax benefits. In addition, during the fiscal year 2023, the Company did not have any additions or reductions of unrecognized tax benefits.

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

The following table sets forth the number of weighted-average common shares outstanding used to compute basic and diluted EPS:

	Fiscal Year
	2023	2022	2021

	(in thousands, except per share amounts)
Net income (loss)	$10,926	$(8,448)	$(8,417)
Weighted-average common shares outstanding	13,394	13,013	12,458
Effect of dilutive stock options and restricted stock awards	212	—	—
Weighted-average common shares outstanding-diluted	13,606	13,013	12,458
Earnings (Loss) per share:
Basic	$0.82	$(0.65)	$(0.68)
Diluted	$0.80	$(0.65)	$(0.68)

For the fiscal year 2023, the Company excluded 363,000 common shares, subject to outstanding equity awards from the calculation of diluted shares because their impact would have been anti-dilutive. For the fiscal years 2022 and 2021, the Company reported a net loss, and accordingly, all outstanding equity awards have been excluded from such periods because including them would have been anti-dilutive.

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

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The tables below reflect selected quarterly information for the fiscal years ended December 29, 2023 and December 30, 2022.

	Fiscal Three Months Ended
	March 31,	June 30,	September 29,	December 29,
	2023	2023	2023	2023

	(in thousands except per share amounts)
Contract revenue	$102,603	$119,077	$132,738	$155,677
Income (loss) from operations	4,014	2,474	3,837	11,749
Income tax expense (benefit)	756	243	713	1,953
Net income (loss)	932	397	1,566	8,031
Earnings (loss) per share:
Basic	$0.07	$0.03	$0.12	$0.59
Diluted	$0.07	$0.03	$0.11	$0.58
Weighted-average shares outstanding:
Basic	13,266	13,344	13,462	13,503
Diluted	13,470	13,487	13,709	13,731

	Fiscal Three Months Ended
	April 1,	July 1,	September 30,	December 30,
	2022	2022	2022	2022

	(in thousands except per share amounts)
Contract revenue	$91,838	$102,645	$121,399	$113,256
Income (loss) from operations	(5,608)	(5,298)	(755)	4,598
Income tax expense (benefit)	(2,389)	(1,673)	(1,526)	2,584
Net income (loss)	(3,773)	(4,326)	76	(425)
Earnings (loss) per share:
Basic	$(0.30)	$(0.33)	$0.01	$(0.03)
Diluted	$(0.30)	$(0.33)	$0.01	$(0.03)
Weighted-average shares outstanding:
Basic	12,786	13,016	13,110	13,138
Diluted	12,786	13,016	13,360	13,138

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, Subsequent Events, the Company evaluates subsequent events up until the date the consolidated financial statements are issued. As of March 7, 2024, there were no subsequent events required to be reported.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in and/or disagreements with accountants on accounting and financial disclosure during the fiscal year ended December 29, 2023.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures defined in Rule 13a-15(e) under the Exchange Act, as controls and other procedures that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer, Michael A. Bieber, and our Chief Financial Officer, Creighton K. Early, as appropriate to allow timely decisions regarding required disclosure.

In connection with the preparation of this Annual Report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 29, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, as of December 29, 2023.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 29, 2023. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework). Our management concluded that, as of December 29, 2023, our internal control over financial reporting was effective based on these criteria.

Report of Independent Registered Public Accounting Firm

Crowe LLP, the independent registered public accounting firm that audited the fiscal year 2023 consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 29, 2023, which is included herein.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the quarter ended December 29, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Rule 10b5-1

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following provides information about each of our directors, including his or her age, Board leadership roles held, and business experience during at least the past five years, including the skills and qualifications that led to our conclusion that each such person should serve as one of our directors. We also indicate the name of any other public company for which each director currently serves as a director or served as a director during the past five years. Each of our directors will hold office until the 2024 annual meeting of stockholders and until his or her successor has been elected and qualified, or until his or her earlier resignation or removal.

Dr. Thomas D. Brisbin | Chairman	Director Since 2007

Experiences

◾
Director since 2007. Chairman since November 2016. CEO from April 2007 to December 2023. President from April 2007 to November 2016
◾
Vice President and Consultant of AECOM Technology Corporation from 2004 to 2007
◾
Chief Operating Officer and Executive VP at Tetra Tech, Inc. from 1999 to 2004
◾
Co-founder and President of PRC Environmental Management, Inc. from 1978 to 1995
◾
Research Associate at Argonne National Laboratory and Adjunct Professor - Illinois Institute of Technology (IIT) prior to PRC

Age: 71 Board Committees: None.

Skills and Qualifications

Senior leadership; industry & technical experience; business development and M&A; financial sophistication; talent management & compensation; governance & risk oversight

◾
B.S. Northern Illinois University. Ph.D. Environmental Engineering Illinois State Technology
◾
Completed Harvard Business School's Advanced Management Program

Michael A. Bieber | President and Chief Executive Officer		Director Since 2023

Experiences

◾
CEO and Director since December 2023. President since November 2016. Senior Vice President, Corporate Development from 2014 to 2016
◾
Vice President and other leadership roles at Tetra Tech, Inc. including managing mergers & acquisitions, investor relations, business development, and communications from 1996 to 2014
◾
Strategic business consultant at CRC, Inc. to large defense, infrastructure, and environmental firms from 1995 to 1996
◾
Project manager and engineer on government nuclear and commercial environmental projects at IT Corporation (now CB&I) from 1990 to 1995

Age: 55	Skills and Qualifications

Senior leadership; industry & technical experience; business development and M&A; financial sophistication; talent management & compensation; governance & risk oversight

◾
B.S. Civil Engineering from the Tennessee Technological University

Board Committees: None.

Steven A. Cohen | Independent		Director Since 2015

Experiences

◾
Senior Vice Dean and Chief Operating Officer of the School of Professional Studies at Columbia University (CU). Directs CU's Master of Sustainability Management Program. Professor in the Practice of Public Affairs at CU's School of International and Public Affairs. Director of CU's Master of Public Administration Program in Environmental Science and Policy
◾
Consultant to U.S. Environmental Protection Agency for past three decades, most recently from 2005-2010
◾
Served on the U.S. Environmental Protection Agency’s Advisory Council on environmental Policy and Technology from 2001-2004
◾
Director of Columbia's Graduate Program in Public Policy and Administration from 1985 to 1998
◾
Former policy analyst for U.S. Environmental Protection Agency before joining CU in 1981

Age: 70	Skills and Qualifications

Senior leadership; industry & technical expertise; client regulatory; business development and M&A; financial sophistication; governance & risk oversight

◾
B.A. Political Science from Franklin College; M.A. Political Science from University of New York at Buffalo (SUNY-Buffalo)
◾
Ph.D. Political Science from SUNY-Buffalo

Board Committees: Lead Independent Director; Chairperson, Strategy, Mergers and Acquisitions Committee; Member, Audit Committee; Member, Nominating & Corporate Governance Committee

Cynthia A. Downes | Independent		Director Since 2021

Experiences

◾
President and CEO of Fide Professional Services, which she founded in 2017
◾
Chief Financial Officer of Constant and Associates, Inc. from 2020 to 2022
◾
Accounting & Finance leadership consulting services for Guidehouse, a $1B+ consulting firm, from 2018 to 2019
◾
Executive Vice President, Chief Financial Officer and Treasurer at Versar, Inc. (NYSE:VSR) from 2011 to 2017
◾
Vice President and Chief Financial Officer of Environmental Design International Inc. from 2009 to 2011 and Vice President of Finance of GDI Advanced Protection Solutions from 2008 to 2009
◾
Previously spent 15 years at Tetra Tech, Inc. (Nasdaq:TTEK), ultimately serving as Vice President and Chief Financial Officer of its subsidiary, Tetra Tech, EM Inc.
◾
Current member of the Board of Trustees and Chair of the Audit Committee of Riverside Research

Age: 63	Skills and Qualifications

Senior leadership; industry & technical expertise; business development and M&A; financial sophistication; governance & risk oversight

◾
Active CPA and member of the American Institute of Certified Public Accountants
◾
B.S. Accounting and Business Management Purdue University
◾
M.B.A. Northwestern University

Board Committees: Chairperson, Audit Committee; Member, Compensation Committee

Vice Admiral Dennis V. McGinn | Independent		Director Since 2017

Experiences

◾
Retired as Vice Admiral of United States Navy after 35 years. Deputy Chief of Naval Operations for Warfare Requirements and Programs. Previously commanded United States Third Fleet
◾
Assistant Secretary of the Navy for Energy, Installations, and Environment from September 2013 – January 2017
◾
Former President of the American Council on Renewable Energy
◾
Past member of the Steering Committee of the Energy Future Coalition, past member of the U.S. Energy Security Council; and past member of the Bipartisan Center Energy Board
◾
Past Co-Chairman of the CAN Military Advisory Board
◾
Prior International Senior Fellow at the Rocky Mountain Institute
◾
Member of the Board of Directors at Electric Power Research Institute
◾
Member of the Board of Directors at Customer First Renewables

Age: 78	Skills and Qualifications

Senior leadership; industry & technical expertise; client regulatory; business development and M&A; talent management & compensation; governance & risk oversight; innovation & technology

◾
B.S. Naval Engineering from the U.S. Naval Academy
◾
Participant, National Security Program at Harvard University's Kennedy School

Board Committees: Chairperson, Compensation Committee; Member, Nominating & Corporate Governance Committee; Member, Strategy, Mergers and Acquisitions Committee

Wanda K. Reder | Independent		Director Since 2021

Experiences

◾
President and Chief Executive Officer of Grid-X Partners, LLC since 2018
◾
Chair of the Electricity Advisory Committee of the U.S. Department of Energy, member of the Finance Committee of the National Academy of Engineering and member of the board of directors and the Strategy Committee of TechPro Power Group Inc.
◾
Previously spent 14 years, from 2004 to 2018, at S&C Electric Company, ultimately serving as Chief Strategy Officer
◾
Vice President of Asset Management from 2003 to 2004 and Vice President of Engineering & System Planning from 2001 to 2003 of Exelon Energy Delivery
◾
Prior Vice President, Energy Sector of Davies Consulting, Inc.

Age: 59	Skills and Qualifications

Senior leadership; industry & technical expertise; client regulatory; business development and M&A; financial sophistication; talent management & compensation; innovation & technology

◾
Member of the National Academy of Engineering and Fellow of the Institute of Electrical and Electronics Engineers (IEEE)
◾
B.S. Engineering South Dakota State University
◾
M.B.A. University of St. Thomas

Board Committees: Member, Audit Committee; Member, Compensation Committee; Member, Nominating & Corporate Governance Committee

Mohammad Shahidehpour | Independent		Director Since 2015

Experiences

◾
Bodine Chair Professor in the Electrical and Computer Engineering Department at IIT. Director of Robert W. Galvin Center for Electricity Innovation. University professor for over 40 years, including faculty member at IIT since 1983 and recipient of IIT's Excellence in Teaching Award
◾
Former IIT Research Vice-President overseeing $80M in annual budget and over 200 technical projects
◾
Principal investigator of over $60 million in grants and contracts related to electricity and modernization technological advances, mostly funded by government agencies such as the U.S. Department of Energy and U.S. Department of Defense
◾
Founding chair of the IEEE Great Lakes Symposium on Smart Grid and the New Energy Economy
◾
Editor-in-Chief of IEEE Transactions on Smart Grid Journal since 2009
◾
Elected Member of National Academy of Engineering in the U.S.
◾
Keynote speaker in 20 International Conferences since 2007 and counseled governments on electricity and grid modernization bills globally

Age: 68	Skills and Qualifications

Senior leadership; industry & technical expertise; business development and M&A; talent management & compensation; governance & risk oversight, innovation & technology

◾
IEEE Distinguished Lecturer; Delivered over 100 invited lectures on electricity restructuring and smart grid issues
◾
Author of six books and 400 technical papers on electric power systems
◾
B.S. Electrical Engineering from Iran's Sharif University of Technology; M.S. in Electrical in Engineering; Ph.D. from the University of Missouri

Board Committees: Chairperson, Nominating and Governance Committee; Member, Compensation Committee; Member, Strategy, Mergers and Acquisitions Committee

Board Committees

The Board has four standing committees: the Audit Committee (“AC”), the Compensation Committee (“CC”), the Nominating & Corporate Governance Committee (“NCGC”), and the Strategy, Mergers & Acquisitions Committee (“SMAC”). Each of our Board committees has a separate written charter that describes its purposes, membership, meeting structure, authority, and responsibilities. These charters, which may be found in the Corporate Governance section of our website at ir.willdangroup.com/corporate-governance, are reviewed annually by the respective committee, with any recommended changes adopted upon approval by our Board.

Each of these committees regularly reports to the Board as a whole. The following summaries identify the members of each committee as of March 7, 2024. The composition of each committee may change from time to time.

Audit Committee

Meetings in FY 2023:	5	Average Attendance in FY 2023:	100%

Chair:
Cynthia A. Downes	◾ Oversee the integrity of the Company’s financial statements and financial reporting

Members:	◾ Oversee compliance with legal and regulatory requirements
Steven A. Cohen Wanda K. Reder
◾ Discuss policies with respect to risk assessment, monitoring and mitigation with management and independent auditor

All members satisfy the audit committee experience and independence standards required by the Nasdaq Rules and the Exchange Act and have been determined to be financially literate in accordance with the Nasdaq Rules.

◾ Review qualifications and independence of the Company’s independent registered public accounting firm

◾ Review performance of the Company’s internal reporting and audit functions

Under applicable SEC regulations, Ms. Downes has been determined to be an "audit committee financial expert".	◾ Oversee the Company’s disclosures controls and procedures and system of internal controls regarding finance, accounting, legal compliance and ethics

◾ Retain and oversee the independent auditor and review and approve the scope of the audit conducted by the independent auditor

Compensation Committee

Meetings in FY 2023:	6	Average Attendance in FY 2023:	96%

Chair:
Vice Admiral Dennis V. McGinn
◾
Produce an annual report on executive compensation for inclusion in the Company’s proxy statement, if and as required by applicable rules and regulations
◾
Review, evaluate and make recommendations to the full Board with respect to management’s proposals regarding the Company’s overall compensation policies, and recommend performance-based incentives that support and reinforce the Company’s long-term strategic goals, organization objectives and stockholder interests
◾
Annually review and approve objectives relevant to the Chief Executive Officer’s compensation, evaluate the Chief Executive Officer’s performance in light of those objectives and set the Chief Executive Officer’s compensation level based on this evaluation

Members: Cynthia A. Downes Wanda K. Reder Mohammad Shahidehpour
◾
Consider and approve the selection, retention and remuneration arrangements for senior executive officers and establish, review and approve compensation plans in which any executive officer is eligible to participate

All members satisfy the independence standards required by the Nasdaq Rules and Exchange Act.
◾
Make recommendations to the Board with respect to the Company’s incentive-compensation plans and equity-based compensation plans and approve for submission to stockholders all new stock option and equity compensation plans, including amendments or supplements thereto

◾ Administer the Company’s 2008 Plan, 2006 Stock Incentive Plan (the “2006 Plan”) and the ESPP
All members qualify as "nonemployee directors" under Rule 16b-3 of the Securities Exchange Act of 1934, as amended.
◾ Authorized to retain and terminate any compensation consultant engaged to assist in the evaluation of the compensation of our senior executive officers including all NEOs (as defined below)

Nominating & Corporate Governance Committee
Meetings in FY 2023:	6	Average Attendance in FY 2023:	96%

Evaluate the size and composition of the Board, review and develop critieria for Board membership, and evaluate the independence of existing and prospective directors
Chair:
Mohammad Shahidehpour	◾ Evaluate the size and composition of the Board, review and develop criteria for Board membership, and evaluate the independence of existing and prospective directors

Members: Steven A. Cohen Vice Admiral Dennis V. McGinn Wanda K. Reder
◾
Actively seek and evaluate qualified individuals to become new directors as needed, establish procedures to solicit, review and recommend to the Board potential director nominees proposed by stockholders and recommend to the Board the director nominees for the annual meeting of stockholders and any special meeting at which directors are elected
◾
Review the suitability of each Board member for continued service when his or her term expires and when he or she has a significant change in status
◾
Take diversity considerations into account when identifing director candidates

All members satisfy the independence standards required by the Nasdaq Rules and Exchange Act	◾ Evaluate the nature, structure and operations (including authority to delegate to subcommittees) of other Board committees

◾
Periodically review and, in the NCGC’s discretion, recommend to the Board changes to, the Company’s certificate of incorporation, bylaws, corporate governance policies and practices, and other present or future policies of the Company as they relate to corporate governance matters

Strategy, Mergers and Acquisitions Committee
Meetings in FY 2023:	4	Average Attendance in FY 2023:	100%

Chair:
Steven A. Cohen
◾
Review with management, on a timely basis, significant financial matters of the Company and its subsidiaries, including matters relating to the Company’s capitalization, dividend policy and practices, credit ratings, cash flows, borrowing activities, and investments including mergers and acquisitions

◾ Review and recommend to the Board or take actions on behalf of the Board relating to the Company’s financial and strategic plans
Members:
Vice Admiral Dennis V. McGinn Mohammad Shahidehpour
◾
Review and recommend to the Board actions relating to offerings of the Company’s debt or equity securities, purchases or disposals of treasury shares, except the repurchase of shares pursuant to approved employee benefit plans, stock splits or reclassification of shares any dividend declaration, guarantees of unconsolidated third party indebtedness and certain other financial transactions and strategies

◾ In consultation with the AC, as appropriate, review periodically the Company’s risk management strategies

◾ Be available to management as needed regarding various matters such as reviewing the relationships with the Company’s principal lending institutions and investment and strategic advisors

Management

The following table sets forth the names, ages, and positions of our current executive officers, as of March 7, 2024:

			Years in	Years at
Name	Age	Title	Position @	Willdan @
			FYE 2023	FYE 2023
Michael A. Bieber	55	President and Chief Executive Officer	7 (a)	9
Creighton K. Early	71	Executive Vice President and Chief Financial Officer	3	8
Micah H. Chen	52	Executive Vice President and General Counsel	6	7
(a)	Mr. Bieber became Chief Executive Officer and a Director on December 30, 2023.

Biographical information concerning Mr. Bieber is set forth above under the caption “Directors”.

Creighton K. Early was appointed Vice President and Chief Financial Officer, in April 2021, and was appointed Executive Vice President and Chief Financial Officer in December 2023. Mr. Early previously served as Executive Vice President of Willdan Energy Solutions, a subsidiary of the Company, and as Chief Financial Officer of various subsidiaries of the Company from December 2015 until his appointment to Vice President and Chief Financial Officer of the Company. Mr. Early also served as a member of the Board of Directors of H.W. Lochner, Inc., a private company, from April 2016 until H.W. Lochner, Inc. was sold in July 2021, and served as the Chairman of its audit committee from February 2021 to July 2021. Prior to joining us, Mr. Early served as Chief Financial Officer of both public and privately held companies, including three years with Infrastructure & Energy Alternatives LLC, a renewable energy construction company. He also previously spent 14 years at Earth Tech, Inc., a multinational infrastructure company, including serving as its Chief Financial Officer and as the President of its Global Water Management Division. Mr. Early holds a B.S. in Business Administration from Ohio State University and an M.B.A. from the University of Michigan.

Micah H. Chen was appointed our General Counsel in March 2018, and was appointed Executive Vice President and General counsel in December 2023.  Previously, Mr. Chen was our Legal Counsel from July 2017 to March 2018.  Prior to joining us, Mr. Chen held various management positions at Aon Corporation’s Construction Services Group for nearly 10 years. From January 2016 to July 2017, Mr. Chen served as Managing Director and Senior Vice President of Aon Corporation.  In this role, Mr. Chen was responsible for the group’s Account Executive practice for the West Region.  From November 2008 to January 2016, Mr. Chen served as Senior Vice President of Aon Corporation. In this role, he provided risk management consultation and assisted in the evaluation and development of comprehensive risk management programs to many Top 100 Engineering-News Record clients, general contractors and multibillion-dollar commercial construction projects.  Mr. Chen received his B.A. in International Economics from the University of California, Los Angeles and his J.D. from Western State University, School of Law.

Material Litigation

There are currently no ongoing material proceedings in which any director or executive officer is a party adverse to the Company or any of its subsidiaries, or in which any director or executive officer has a material interest adverse to the Company or any of its subsidiaries, and no such event that would be material to an evaluation of the ability or integrity of any director or executive officer has occurred in the past ten years.

Code of Ethics

The Company expects that all of its directors, officers and employees will maintain a high level of integrity in their dealings with and on behalf of the Company and will act in the best interests of the Company. The Company has adopted a Code of Ethical Conduct, which provides principles of conduct and ethics for the Company’s directors, officers and employees, including employees of the Company’s subsidiaries. This Code complies with the requirements of the Sarbanes-Oxley Act of 2002 and the Nasdaq Rules. This Code of Ethical Conduct is available on the Company’s website at www.willdan.com under “Investors—Corporate Governance—Governance Documents” and is also available in print, without charge, to any stockholder who requests a copy by writing to our Secretary at 2401 East Katella Avenue, Suite 300, Anaheim, California 92806. To the extent required by rules adopted by the SEC and the Nasdaq Stock Market, we intend to promptly disclose future amendments to certain provisions of the code, or waivers of such provisions granted to executive officers and directors on our website at www.willdan.com under “Investors—Corporate Governance.” In 2021, we updated our Code of Ethical Conduct whereby all employees must review and sign on an annual basis.

Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC and the Nasdaq Global Market. Officers, directors and greater than 10% stockholders are required by the SEC’s regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such reports furnished to us, all Section 16(a) filing requirements applicable to our executive officers, directors, and greater than 10% beneficial owners were timely satisfied in fiscal 2023.

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer Compensation

Our CC designs our executive compensation program to motivate our executives to execute our business strategies and deliver long-term stockholder value. We pay for performance with compensation dependent on our achievement of financial and business performance objectives while aligning our executive leadership team’s interests to create value for our stockholders.

Executive Officer Group Compensation Components(1)

(1)	Based on active NEOs as of fiscal year-end 2023. See the Compensation Discussion and Analysis (“CD&A”) section below for a description of the manner in which these amounts are determined.

Compensation Highlights

Underlying our compensation program is an emphasis on sound governance practices. These practices are summarized below and described in further detail in the CD&A section below.

We Do
Structure a significant portion of compensation to be at risk and tied to Company performance	Include clawback provisions for cash bonuses, and PBRSUs
Perform annual say-on-pay advisory vote for stockholders	Minimum vesting requirements
Review officer compensation against our peer group	Deliver pay that is aligned with performance (below target for performance below target and above target for performance above target)
Maintain stock ownership goals for management and all officers and non-employee directors	Solicit feedback on executive compensation through stockholder engagement
Utilize an independent external compensation consultant every two years whose independence is reviewed by CC

We Do Not
Accelerate outstanding equity awards due to voluntary termination, other than retirement	Re-price or exchange outstanding options and PBRSUs
Provide gross-ups to cover tax liabilities associated with executive perquisites	Grant stock options with an exercise price less than fair market value on the date of grant
Allow directors, officers or employees to hedge or pledge company stock	Promise multiyear guarantees for bonus payouts or salary increases
Pay out dividends or dividend equivalents on unvested equity awards	Provide excise tax gross-up payments in connection with change in control severance benefits

Director Compensation

The following table provides information concerning the compensation for services of our nonemployee directors during FY 2023. Dr. Brisbin is a Named Executive Officer for FY 2023 and his compensation is presented below under “Executive Compensation” in the Summary Compensation Table and related explanatory tables. Dr. Brisbin was not entitled to additional compensation for his services as a director for FY 2023.

On December 8, 2023, Dr. Brisbin informed the Board of his intention to retire and resign as Chief Executive Officer of the Company, effective December 29, 2023. Dr. Brisbin continued his service as Chairman of the Board after December 29, 2023.

In general, the majority of the compensation provided to nonemployee directors is delivered in equity to align director interests with those of our stockholders.

	Fees Earned or	Stock	Option	All Other
Name	Paid in Cash ($)	Awards (1), (2) ($)	Awards ($)	Compensation ($)	Totals ($)
Steven A. Cohen	85,000	70,015	—	—	155,015
Cynthia A. Downes	68,500	70,015	—	—	138,515
Dennis V. McGinn	70,000	70,015	—	—	140,015
Wanda K. Reder	58,000	70,015	—	—	128,015
Keith W. Renken(3)	52,000	70,015	—	—	122,015
Mohammad Shahidehpour	70,000	70,015	—	—	140,015

(1)	The amounts reported under “Stock Awards” above represent the aggregate grant date fair value of restricted stock awards granted to Non-Employee Directors during fiscal 2023 (disregarding any estimate of forfeitures related to service-based vesting conditions). For a discussion of the assumptions and methodologies used to calculate the amounts reported in this column, please see the discussion of restricted stock awards contained in Part II, Item 8, Note 10, “Shareholders’ Equity”, to the Notes of Consolidated Financial Statements included in this Annual Report on Form 10-K.
(2)	As of December 29, 2023, all Non-Employee Directors each held 4,880 shares of restricted stock, of which (i) 1,295 shares of restricted stock vest on June 9, 2024 and (ii) 3,585 shares of restricted stock vest in two substantially equal installments on each of June 7, 2024 and June 7, 2025.
(3)	Mr. Renken retired from his position as Director effective March 5, 2024.

Annual Retainer and Meeting Fees

The following table sets forth the schedule of annual retainers and meeting fees for each Non-Employee Director in effect during FY 2023.

Fiscal Year
Type of Fee	2023
Annual Board Retainer	$46,000
Additional Annual Retainer to Lead Independent Director	$15,000
Additional Annual Retainer to Chair of Audit Committee	$16,500
Additional Annual Retainer to Chair of Compensation Committee	$12,000
Additional Annual Retainer to Chair of Strategy, Mergers and Acquisitions Committee	$12,000
Additional Annual Retainer to Chair of Nominating and Governance Committee	$12,000
Additional Annual Retainer to Member of Audit Committee	$6,000
Additional Annual Retainer to Member of Compensation Committee	$6,000
Additional Annual Retainer to Member of Strategy, Mergers and Acquisitions Committee	$6,000
Additional Annual Retainer to Member of Nominating and Governance Committee	$6,000

Compensation for Non-Employee Directors during FY 2023 generally consisted of an annual retainer, fees for work related to board committees and a restricted stock grant award. All Non-Employee Directors are also reimbursed for out-of-pocket expenses they incur serving as directors.

Restricted Stock Awards

In June 2023, Messrs. Cohen, McGinn, Renken, and Shahidehpour and Mss. Downes and Reder were granted a restricted stock award of 3,585 shares under the 2008 Plan. Each restricted stock award granted to our Non-Employee Directors in FY 2023 is subject to a two year vesting schedule, with 50% of the award vesting on each of the first and second anniversaries of the grant date, subject in each case to the Non-Employee Director’s continued service through the applicable vesting date.

Executive Compensation

Compensation Discussion and Analysis

This CD&A and compensation tables and disclosures that follow focus primarily on compensation awarded to, earned by, or paid to our Named Executive Officers identified in the “Summary Compensation Table,” whom we refer to in this section as our “NEOs.” This section also describes the role and involvement of various parties in our executive compensation analysis and decisions, and provides a discussion of the process and rationale for the decisions of our CC to compensate our NEOs with specific types and amounts of compensation.

Chief Executive Officer Compensation Components

The following comparisons, derived from our compensation consultant’s analysis of compensation of similarly situated executives at our peer group companies (described in the Compensation Peer Group section below), show the various elements of compensation our CEO compensation mix achieved during fiscal 2023 compared to the average compensation mix achieved by the peer group:

Elements of Compensation
Salary 33%
Short-Term Cash Bonus 22%
Long-Term Incentives 45%
Comparators
27%
25%
48%
At-Risk (Fixed vs. Variable)
Fixed 33%
At Risk 67%
Comparators
27%
73%
Short-Term vs. Long-Term
Short-Term 55%
Long-Term 45%
Comparators
52%
48%
Cash vs. Equity
Cash 55%
Equity 45%
Comparators
52%
48%

2023 Named Executive Officers

Our NEOs include our principal executive officer during fiscal 2023, our principal financial officer during fiscal 2023, and our three other most highly compensated executive officers at the end of fiscal 2023:

Name	Age	Title
Thomas D. Brisbin(1)	71	Chairman of the Board and Chief Executive Officer
Michael A. Bieber(2)	55	President
Creighton K. Early	71	Vice President and Chief Financial Officer
Micah H. Chen	52	General Counsel
Paul M. Whitelaw(3)	52	Former Senior Vice President, Business Development

(1)	Dr. Brisbin retired from his position as Chief Executive Officer effective December 29, 2023, but continues to serve as Chairman of the Board.
(2)	Mr. Bieber was appointed Chief Executive Officer on December 30, 2023.
(3)	Mr. Whitelaw resigned from his position as Senior Vice President, Business Development, effective February 1, 2023.

Fiscal 2023 Performance Highlights

Gross Revenue - $510.1 Million Net Income (Loss) - $10.9 Million Adjusted EBITDA $45.7 Million Cash from Operations - $39.2 Million

Willdan’s record-setting success in fiscal 2023 was driven by the growth in the energy transition market and expanding revenue in municipal engineering and financial services. In fiscal 2023, we delivered organic year over year revenue growth of 18.9% and our common stock closed at $21.50 per share at the end of fiscal 2023, an increase of 20.4% compared to $17.85 at the end of fiscal 2022.

Willdan serves one of the most dynamic market segments in the world at one of the most exciting times. Demand for a cleaner, low carbon energy cycle is transforming the electric grid, building design and management, industrial production and transportation networks. Willdan helps its clients evaluate new technical advances and implement sustainable cost-effective solutions to advance and transform the delivery and consumption of energy and other government infrastructure. Willdan also has a long history of serving municipal governments in planning and managing the energy transition and other infrastructure management changes.

2023 Say-on-Pay Vote and Executive Compensation Program

Who We Engaged During 2023

Overall, we contacted 39 investors, representing over 65% of our shares of common stock outstanding as of the end of fiscal year 2023.

Stockholders representing 63% of our shares of common stock provided feedback.

We value our stockholders’ opinions about our governance policies and practices and actively solicit input from our stockholders. Through regular ongoing dialogue with stockholders and potential investors throughout the year, the proxy season, and sustainability reporting, we proactively engage in stockholder outreach. In addition to senior management, members of our Compensation Committee are available for consultation with our major shareholders. We recognize the value that stockholders’ feedback provides, and we continue regular stockholder engagement activities to gain their perspective.

Throughout 2023, our CEO, President, CFO, and VP of Investor Relations contacted 40 investors, representing over 65% of our shares of common stock outstanding as of the end of fiscal year 2023, as well as potential holders of our equity. In addition to senior management, members of our CC engaged with stockholders.

TOPICS WE COVERED Corporate Governance Executive Compensation Board Composition Financial Performance ESG/Sustainability

At the 2023 Annual Meeting, approximately 44% of the votes cast supported our fiscal year 2022 executive compensation. As a result of such vote on our fiscal 2022 executive compensation and other stockholder feedback received in 2023, among other changes, we discontinued accelerating the vesting of all outstanding time-vesting equity awards and performance-based equity awards upon voluntary resignation, other than retirement. We also implemented a three-year vesting period for time-based equity awards, we amended our clawback policy, and we amended our Company bylaws to provide for, among other things, additional advance notice for information and disclosure requirements, other information requirements, adopt an exclusive forum, and adopted other updates.

The table below provides a recap of the actions taken as well as enhancements and additional disclosures implemented in direct response to stockholder concerns over the past several years.

equi
Issue	Proxy Advisor and /or Stockholder Concerns	Stockholder Feedback	Actions Implemented
Clawback Policies	No clawback policy disclosed; clawback was not applicable to both cash and equity bonus compensation	Governance best practices include disclosure of policy and clawback policy that gives company ability to claw back both cash and equity	In 2020, disclosed rigorous equity clawback policy and adopted cash bonus clawback policy due to shareholder feedback
Annual Incentive Plan	Company is silent on metrics, goals and payout formula related to incentive plan and reasoning for changes to payout levels	Provide additional disclosure on the short-term compensation metrics to explain inconsistent payouts and reasoning for changes in annual payout levels	Disclosed metrics, goals, bonus pool payout formula in 2020 to provide rigor linking pay with performance equi
Issue	Proxy Advisor and /or Stockholder Concerns	Stockholder Feedback	Actions Implemented
Annual Incentive Plan	No stock-holding policy for CEO	Implement a stock-holding policy for CEO

Adopted a Stock Holding Policy in 2021 that requires our CEO to hold 100% of net shares (i.e. shares remaining after payment of taxes) of our common stock acquired pursuant to the exercise of stock options or vesting of restricted stock until the earlier of twelve months following the exercise of stock options or vesting of restricted shares or the CEO’s termination of employment

Change in Control	No rigorous change in control policy disclosed	Improve change in control disclosures	Disclosed our change in control policies and practices in 2020
Stock Ownership Guidelines	No stock ownership requirements, including executive and non-employee directors	Encourage the Company to require stock ownership guidelines for executive management and non-employee directors of the Company

In 2020, the CC adopted management and non-employee director stock ownership guidelines with compliance to be within three years. Guideline includes 5x of base salary CEO; 3x base salary President; 1x base salary remaining Section 16 Officers; and $115,000 minimum value in stock holdings for non-employee directors

Peer Group Disclosure	No compensation peer group disclosed	Enhance disclosure around compensation peer group selected for compensation and the factors considered in their selection	In 2020, disclosed our compensation peer group which has been provided every two years by a third-party consultant hired by the CC
Sustainability and Impact Reporting	No annual sustainability or impact report provided by the Company despite its core focus on providing energy savings and carbon mitigating measures	Provide sustainability metrics focused on environmental, social, and governance (“ESG”) factors	Published 2022 Sustainability Report in early 2023. See www.willdan.com under “Investors—Sustainability Report”

equi
Issue	Proxy Advisor and /or Stockholder Concerns	Stockholder Feedback	Actions Implemented
PBRSU Metrics	No performance metric in PBRSU program related to benchmarking peer companies	Introduce an additional metric related to Company performance in relation to peer group	In 2022, introduced a new performance metric to the PBRSU program - Relative Total Shareholder Return which benchmarks peer group performance
Acceleration of Equity Vesting for NEOs Upon Voluntary Resignation	Recent history of accelerated vesting of all outstanding time-vested awards and performance-based awards at target of a NEO upon a resignation that was not clearly involuntary	Discontinue the practice of accelerating equity due to voluntary termination	In 2023, we discontinued accelerating the vesting of all outstanding time-vesting equity awards and performance-based equity awards upon voluntary resignation
Single-Year Time-Based Equity Vesting Period	Time-based equity awards vest on a one-year period	Lengthen the vesting period of time-based equity awards to three years	In 2023, we implemented a three-year vesting period for time-based equity awards
Company Bylaws	Update bylaws to reflect latest developments in Delaware corporate law and SEC rulemaking (e.g., universal proxy rules)	None

In 2023, we amended our bylaws to, among other things, update requirements under our advance notice provisions, add exclusive forum provisions and revise certain provisions for recent legislative and regulatory updates

Clawback Policy	Clawback policy compliance with Nasdaq and Exchange Act standards	Adopt a more comprehensive clawback policy	In 2023, we adopted a new comprehensive clawback policy which complies with Section 10D of the Exchange Act, Rule 10D-1, and Nasdaq Listing Rule 5608
Combined Roles of Board Chairman and Chief Executive Officer	Board Chairman and Chief Executive Officer should preferably be separate individuals	Separate the roles	Effective December 2023, Board Chairman and Chief Executive Officer are separate individuals

Incentive Compensation Recovery (Clawback) Policy

The Company has a comprehensive clawback policy applicable to both short-term cash-based performance bonuses and long-term equity-based compensation. On October 2, 2023, the Company amended and restated the existing clawback policy to comply with Section 10D of the Exchange Act, Rule 10D-1 promulgated thereunder, and Nasdaq Listing Rule 5608.

Our clawback policy states that, if there is an accounting restatement due to the material noncompliance of the Company with any financial reporting requirement under the securities laws, including any required accounting restatement to correct an error in previously issued financial statements that is material to the previously issued financial statements, or that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period, the Company must reasonably promptly recoup the full amount of any compensation that is granted, earned or vested based wholly or in part upon the attainment of a financial reporting measure received by a covered officer during the three completed fiscal years immediately preceding the accounting restatement date that exceeds the amount of incentive compensation that would have been received had such amount been determined based on the accounting restatement, computed without regard to any taxes paid (i.e., on a gross basis without regard to tax withholdings and other deductions). For any compensation plans or programs that take into account incentive compensation, the amount of recoverable incentive compensation includes, without limitation, the amount contributed to any notional account based on recoverable incentive compensation and any earnings to date on that notional amount. For any incentive compensation that is based on stock price or total stockholder return, where the recoverable incentive compensation is not subject to mathematical recalculation directly from the information in an accounting restatement, the administrator will determine the amount of recoverable incentive compensation based on a reasonable estimate of the effect of the accounting restatement on the stock price or total stockholder return upon which the incentive compensation was received.

The Company has not had any actions related to recovery of any erroneously awarded compensation during or after our last completed fiscal year.

Stock Ownership Guidelines and Holding Policy

In 2020, the CC adopted stock ownership guidelines for executives and non-employee directors to further align the interests of executives and directors with those of stockholders. All officers and non-employee directors have three years from taking their positions to comply with these guidelines. All executive officers and directors are currently in compliance with these guidelines as of March 7, 2024.

Position	Unit Measure	Factor	Years to Achieve Compliance	In Compliance as of 3/7/2024
CEO	Base Salary	5x	3	Yes
President	Base Salary	3x	3	Yes
Section 16 Officers	Base Salary	1x	3	Yes
Non-employee Directors	Minimum holding $115,000 in stock value	Not Applicable	By end of 3 years of service	Yes(1)
(1)	Excludes Ms. Downes and Ms. Reder, who have not yet reached three years of Board service

Our Stock Holding Policy requires our CEO to hold 100% of net shares (i.e. shares remaining after payment of taxes) of our common stock acquired pursuant to the exercise of stock options or vesting of restricted stock until the earlier of twelve months following the exercise of stock options or vesting of restricted shares or the CEO’s termination of employment.

Executive Compensation Program Objectives and Philosophy

Executive pay leveraged more to performance and long-term incentives Align executive’s pay with long term interests of stockholders

Our executive compensation program’s primary objective is aligning our executives’ pay with the long-term interests of our stockholders. Cash bonuses and long-term equity incentives are the elements of our executive compensation program that are “at risk”, and are designed to reward performance and align with stockholders in creating long-term value.

Overall, we target to reward short and long-term financial, strategic and operational performance, while facilitating the Company’s need to attract, motivate, develop and retain highly-qualified executives who are critical to our long-term success.

Our executive compensation philosophy is to:

■	Align the long-term interests of our executives with those of the stockholders;
■	Attract, motivate, reward, and retain the top contributors upon whom, in large part, our success depends;
■	Be competitive with compensation programs for companies of similar size and complexity with whom we compete for talent, including direct competitors;
■	Provide compensation based upon the short-term and long-term performance of both the individual executive and the Company; and
■	Strengthen the relationship between pay and performance by emphasizing variable, at-risk compensation that is dependent upon the successful achievement of specified corporate and individual goals.

In structuring our executive compensation arrangements, our CC considers how each compensation element fits within our overall philosophy of long-term shareholder value. Our compensation program is comprised of three elements:

■	Base Salary – primarily intended to attract and retain top contributors. We believe that in order to attract and retain top executives, we need to provide our executive officers with compensation levels that reward their continued service and are competitive;
■	Annual Cash Bonus – primarily intended to motivate the NEOs to achieve our short-term performance objectives; and
■	Long-Term Equity-Based Incentive Compensation – primarily intended to align our NEOs’ long-term interests with stockholders’ long-term interests.

Our Annual Cash Bonus pool is generally formula-driven and has historically been funded based on the product of earnings, an organic growth factor, and a days sales outstanding factor. From time to time, the formula can adopt other qualitative factors to recognize changing goals and conditions. Certain of our business units may have unit-specific bonus pools based on earnings-related metrics for their unit only.

Bonus Pool = (25% of earnings > 6% of revenue) x (Organic Growth Factor) x (DSO Factor)

◾	Earnings – expressed as the Company’s operating earnings before interest, taxes, depreciation and amortization, other non-cash or non-operating expenses, and bonus.
◾	Organic Growth Factor – expressed as organic revenue growth year-over-year. The organic growth factor is defined as one plus/minus 2x the organic growth rate.
●	For example, if organic revenue growth is 20%, the organic growth factor would be 1+(2 x 0.2) = 1.40. If organic revenue growth rate was negative 20%, the organic growth rate factor would be 1+(2 x -0.2) = 0.60
◾	Days Sales Outstanding (DSO) Factor – is calculated based on a mid-point of 70 days and is expressed as one minus the percentage lower or higher than 70 days.
●	For example, if the DSO was 65 days, the DSO would be 1-((65-70)/70) = 1.07. If the DSO was 85 days, the DSO factor would be 1-((85-70)/70) = 0.79.

Our long-term equity-based incentive plan permits us to award various types of incentive awards, including incentive or nonqualified options, stock appreciation rights, stock bonuses, restricted stock, stock units, performance stock, phantom stock, dividend equivalents and other forms of awards. Our CC determined to move away from its historical practice of granting only time-based equity awards and introduced the performance-based restricted stock units (“PBRSUs”) in 2018 in order to further align the interests of our executives with those of stockholders by strengthening the relationship between executive pay and our performance against critical performance metrics that we believe will drive value creation for our stockholders.

Starting with fiscal 2019, nearly all of the long-term equity incentive awards granted to our NEOs were granted in the form of PBRSUs, other than to Dr. Brisbin and Mr. Chen, who were also granted time-based long-term incentive awards in fiscal 2021. In fiscal 2022, in conjunction with Pearl Meyer’s 2022 study, we adopted Pearl Meyer’s recommendation that long-term equity awards should be comprised of a combination of performance-based and time-based equity awards in order to motivate and retain our key executives.

Consistent with prior years, the performance goals, which are established for purposes of measuring performance and dictate the vesting thresholds for performance-based equity awards, were pre-established and approved by the Board prior to the beginning of the performance period – that is, the goals for the performance-based equity awards granted in fiscal 2023 were based on a previously approved business plan. These goals are fixed and are not changed over the performance period of the award.

While they are employed with us, we provide our NEOs with retirement benefits under our 401(k) Plan, participation in our medical, dental and insurance programs and vacation and other holiday pay, all in accordance with the terms of such plans and programs in effect from time to time and substantially on the same terms as those generally offered to our other employees.

We also provide, in some cases, automobile allowances to our executive officers, including the NEOs.

Role of the Compensation Committee

Pursuant to its charter, the CC of our Board has the authority to determine the amount of compensation given to each of the NEOs. The CC implements our executive compensation philosophy, and is responsible for administering our equity compensation plans, including approving grants of awards under the plans. In performing its duties, the CC is authorized to consider the recommendations of our CEO when determining the compensation of the other NEOs. All of the members of the CC are independent directors.

The elements of our executive compensation program were each approved by the CC. None of the NEOs is a member of the CC or, except for recommendations made by our CEO with respect to the compensation of the other NEOs, had any role in determining the compensation of the NEOs.

The CC is authorized to retain and terminate any compensation consultant engaged to assist in the evaluation of the compensation of our senior executive officers (including all of the NEOs). In 2022, the CC hired Pearl Meyer to evaluate and compare the compensation practices for executive management and the Board. The CC was directly responsible for the appointment, compensation and oversight of Pearl Meyer and, at the time of their appointment, assessed the independence of Pearl Meyer pursuant to applicable SEC and Nasdaq Rules and concluded that no conflict of interest existed with respect to such consultant’s services to the CC. Pearl Meyer reported only to the CC and did not perform any other services for us.

Compensation Peer Group

In conjunction with their 2022 study, Pearl Meyer advised the CC regarding the construction of our customized compensation peer group. Our 2023 customized compensation peer group is provided in the table below.

COMPENSATION PEER GROUP
◾ American Superconductor Corporation ◾ Atlas Technical Consultants, Inc.* ◾ Bowman Consulting Group Ltd. ◾ C3.ai, Inc. ◾ Charah Solutions, Inc.* ◾ Exponent, Inc. ◾ FTC Solar, Inc. ◾ ICF International, Inc.	◾ Limbach Holdings, Inc. ◾ Montrose Environmental Group, Inc. ◾ NV5 Global, Inc. ◾ Orion Energy Systems, Inc. ◾ RCM Technologies, Inc. ◾ Resources Connection, Inc. ◾ Stem, Inc.

* Removed from our Compensation Peer Group at the time of their respective acquisition dates and delisting.

The CC then compared the compensation of Willdan’s executive management with similarly situated executives of those companies and used this comparative compensation information as a reference point when setting compensation levels for 2023. In setting compensation levels for 2023, our CC also considered each executive’s level of responsibility and performance for the overall operations of the Company, historical Company practices, long-term market trends, internal pay equity, expectations regarding the individual’s future contributions, our own performance and budget considerations.

Role of Shareholder Say-on-Pay Votes

Responsive to Stockholder Concerns and Feedback

The Company annually offers stockholders the opportunity to cast an advisory vote on our executive compensation program. This annual vote is known as the “say-on-pay” proposal. At the 2023 Annual Meeting, approximately 44% of the votes cast supported our fiscal year 2022 executive compensation. We value our stockholders' opinions about our governance policies and practices, and we actively solicit input through our stockholder engagement activities that are described in detail above. As a direct result of stockholder feedback, we implemented several enhancements to our corporate governance and executive compensation program. We welcome feedback on our corporate governance program that this active and ongoing engagement with stockholders provides.

In 2019, our stockholders included their approval of the Board and management recommendation that we solicit a say-on-pay vote on an annual basis. Our Board has adopted a policy that is consistent with that preference and, accordingly, we are holding a say-on-pay vote at this annual general meeting. A “say-on-frequency” vote is required every six years, and as such, our next say-on-frequency vote will be in 2025.

Executive Compensation Program Elements

Base Salaries

We pay each NEO a base salary to provide each executive with a minimum, fixed level of cash compensation. Decisions regarding increases to base salaries are made at the discretion of our CC. In reviewing base salary levels for our NEOs, our CC primarily considers and assesses the following factors: the base salaries paid by our peer group companies to their similarly situated executives, each NEOs’ current base salary, their job responsibilities, leadership and experience, value to our Company and the recommendations of our CEO (other than with respect to his own compensation) and our President.

Named Executive Officer	Base Salary at end of FY 2023	Base Salary at end of FY 2022
Thomas D. Brisbin(1)	$505,003	$505,003
Michael A. Bieber	$440,003	$440,003
Creighton K. Early	$374,725	$325,000
Micah H. Chen	$341,074	$315,016
Paul Whitelaw	$(2)	$248,778
(1)	Dr. Brisbin retired from his position as Chief Executive Officer, effective December 29, 2023.
(2)	Mr. Whitelaw resigned from his position as Senior Vice President, Business Development, effective February 1, 2023.

2023 Annual Bonuses

With the exception of Mr. Whitelaw, who resigned from his position as Senior Vice President, Business Development, effective February 1, 2023, we awarded performance-based cash bonuses to all of our NEO’s in 2023. The compensation bonus pool is generally formula-driven and is outlined above. The CC determined the amount of each executive’s bonus at its discretion, based on peer group comparable data available, past practices and individual performance.

In determining the amount of each executive’s 2023 bonus, the CC used third-party benchmarking studies and primarily considered bonus pool size limitations, each executive’s level of responsibility and performance, contribution to the success of the business, strategic impact, retention risk, internal pay equity, and the recommendations of our CEO (other than with respect to his own compensation) in allocating the bonus pool. The CC also evaluated each executive’s individual performance during 2023 (with input from our CEO for the other NEOs).

2023 Long-Term Equity Awards

In determining the level of awards granted to each of the NEOs, our CC primarily took into account the executive’s level of responsibility and performance for the overall operations of the Company, internal pay equity, historical Company practices, each executive’s performance, and budget considerations. Furthermore, in conjunction with Pearl Meyer’s 2022 study, the Company adopted Pearl Meyer’s recommendation that long-term equity awards should be comprised of a combination of performance-based and time-based equity awards. The CC also considered the compensation paid by our peer group companies described above to similarly situated executives.

Our 2023 long-term equity design is comprised of 55% performance-based equity awards and 45% time-based equity awards. Our 2023 PBRSU design is a three-year plan where (i) 50% of each award will be earned based upon our Adjusted EBITDA performance with respect to three one-year performance periods (“Adjusted EBITDA Units”), and (ii) the remaining 50% of each award will be earned based upon our Adjusted Diluted Earnings per Share performance with respect to three one-year performance periods (“Adjusted Diluted EPS Units”), generally subject to the executive’s continued employment through the end of the three-year period (each such one-year period, a “Performance Period”, and collectively, the “Performance Periods”). The number of PBRSUs that become earned for any Performance Period under these two metrics may range from 0% to 210% of the target number of PBRSUs eligible to vest during the Performance Period, based on actual performance during the applicable Performance Periods in relation to the pre-established targets for the same Performance Period for each of the two metrics. We believe the Adjusted EBITDA and Adjusted Diluted EPS metrics are critical to measuring the performance of our business, and we believe that successful management of Adjusted EBITDA and Adjusted Diluted EPS growth lead to the creation of long-term value for our stockholders.

At the end of the full three-year vesting period for the grant, the number of PBRSUs that are earned based on the achievement of Adjusted EBITDA and Adjusted Diluted EPS in relation to the pre-established targets described below is then multiplied by a percentage ranging from 100% to 120% based on the Company’s Relative Total Shareholder Return for the three year period, which comprises the three Performance Periods, (the “Relative TSR Modifier”) to determine the number of PBRSUs that will vest. The final number of PBRSUs that become vested under this award may range from 0% to a maximum of 250% of the Adjusted EBITDA Units and the Adjusted Diluted EPS Units eligible to vest during the three Performance Periods.

As noted above, the performance goals, which are established for purposes of measuring performance and dictate the vesting thresholds for performance-based equity awards, were pre-established and approved by the CC prior to the beginning of the Performance Periods – that is, the goals for the performance-based equity awards granted in fiscal 2023 were based on historical performance and future growth goals. These goals are fixed and are not changed over the Performance Period of the award.

The chart below shows the Adjusted EBITDA growth rate goals that we must achieve in order to satisfy the threshold, target and maximum performance levels in the Performance Periods and the corresponding percentage of the target number of Adjusted EBITDA Units related to the Performance Periods eligible to vest. Results between the performance levels in the chart will be interpolated on a linear basis. If the threshold performance level is not achieved for the performance period, all of the Adjusted EBITDA Units will be forfeited.

		Growth	Growth	Growth
	% of Target EBITDA	Performance	Performance	Performance
Performance	Units Earned	Period 1	Period 2	Period 3
Threshold	0%	15%	10%	10%
Target	100%	20%	15%	15%
Maximum	210%	25%	20%	20%

Growth rate achieved between performance levels is interpolated on a linear basis for Adjusted EBITDA Unit vesting.

For purposes of the Adjusted EBITDA Units, Adjusted EBITDA means the Company’s net income (loss) for the applicable Performance Period as determined in accordance with GAAP, plus (1) interest expense, (2) income tax expense (benefit), (3) stock-based compensation, (4) interest accretion, (5) depreciation and amortization, (6) transaction costs, (7) (gain) loss on sale of equipment, and (8) plus or minus the effect of any extraordinary item or extraordinary transaction.

The chart below shows the Adjusted Diluted EPS growth rate goals that we must achieve in order to satisfy the threshold, target and maximum performance levels for the Performance Periods, and the corresponding percentage of the target number of Adjusted Diluted EPS Units related to the Performance Periods eligible to vest. Results between the performance levels in the chart will be interpolated on a linear basis. If the threshold performance level is not achieved, all of the Adjusted Diluted EPS Units related to the Performance Period will be forfeited.

	% of Target Adjusted	Growth	Growth	Growth
	Diluted EPS	Performance	Performance	Performance
Performance	Units Earned	Period 1	Period 2	Period 3
Threshold	0%	15%	10%	10%
Target	100%	20%	15%	15%
Maximum	210%	25%	20%	20%

Growth rate achieved between performance levels is interpolated on a linear basis for Adjusted Diluted EPS Unit vesting.

For purposes of the Adjusted Diluted EPS Units, Adjusted Diluted EPS means the Company’s diluted earnings per share for the applicable Performance Period as determined in accordance with GAAP, before stock compensation expense, intangible amortization and interest accretion, all net of tax, plus or minus the effect of any extraordinary item or extraordinary transaction.

In 2022, the Company adopted the recommendation of its compensation consultant, Pearl Meyer, and introduced a time-based equity award into the long-term equity compensation program. The 2023 time-based equity awards vest in substantially equal installments over a three-year vesting period.

As described above, the 2023 long-term equity awards are comprised of a combination of 55% performance-based and 45% time-based equity awards, each vesting over a three-year period.

Rigorous Change in Control Definition

For purposes of long-term equity incentive and PBRSUs, a “Change in Control” of the Company shall be deemed to have occurred if a consummation of any of the following events occurs:

(i)	Any “person” or “group” (within the meaning of Sections 13(d) and 14(d)(2) of the Exchange Act), other than a trustee or other fiduciary holding securities under an employee benefit plan of the Company (an “Acquiring Person”), is or becomes the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of more than 33 1/3% of the then outstanding voting stock of the Company;
(ii)	Consummation of a merger or consolidation of the Company with any other corporation, other than a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) at least 51% of the combined voting power of the voting securities of the Company or surviving entity outstanding immediately after such merger or consolidation;
(iii)	Consummation of a sale or other disposition by the Company of all or substantially all of the Company’s assets;
(iv)	During any period of two consecutive years (beginning on or after the date of grant), individuals who at the beginning of such period constitute the Board and any new director (other than a director who is a representative or nominee of an Acquiring Person) whose election by the Board or nomination for election by the Company’s stockholders was approved by a vote of at least a majority of the directors then still in office who either were directors at the beginning of the period or whose election or nomination was previously so approved, no longer constitute a majority of the Board; provided, however, in no event shall any acquisition of securities, a change in the composition of the Board or a merger or other consolidation pursuant to a plan of reorganization under chapter 11 of the Bankruptcy Code with respect to the Company, or a liquidation under the Bankruptcy Code, constitute a Change in Control. In addition, a Change in Control shall not be deemed to have occurred in the event of a sale or conveyance in which the Company continues as a holding company of an entity or entities that conduct the business or businesses formerly conducted by the Company, or any transaction undertaken for the purpose of reincorporating the Company under the laws of another jurisdiction, if such transaction does not materially affect the beneficial ownership of the Company’s capital stock.

Potential Vesting Upon Change in Control

If a Change in Control occurs after the date of grant and prior to the end of any Performance Period, on the date of the consummation of such Change in Control, the number of PBRSUs that shall be eligible to vest (the “Contingently

Vested Units”) shall be calculated as follows: (i) with respect to the pending Performance Period in-progress at the time of the Change in Control, the greater of (with the Adjusted Diluted EPS Units, and Adjusted EBITDA Units being evaluated separately and not in the aggregate) (A) the target number of Adjusted Diluted EPS Units or Adjusted EBITDA Units associated with such Performance Period and (B) the number of Adjusted Diluted EPS Units or Adjusted EBITDA Units that become earned based on actual performance (assuming the last day of such performance period is the date of the consummation of such Change in Control, with the CC to make such appropriate pro-rating adjustments to the performance metrics as shall be necessary to reflect the shortened Performance Period), plus (ii) with respect to any Performance Period(s) remaining that have not commenced, the greater of (with the Adjusted Diluted EPS Units and Adjusted EBITDA Units being evaluated separately and not in the aggregate) (X) the target number of Adjusted Diluted EPS Units or Adjusted EBITDA Units associated with such Performance Period(s) and (Y) the average number (measured as a percentage of target) of Adjusted Diluted EPS Units, or Adjusted EBITDA Units that have become earned based on actual performance for all Performance Periods that have been completed (and are not in-progress) as of the date of the Change in Control.  Any PBRSUs that are not Contingently Vested Units as of the date of the consummation of such Change in Control shall automatically terminate without consideration as of such date.

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

Severance

On December 29, 2023, Dr. Brisbin retired and resigned as Chief Executive Officer of the Company but continued his service as Chairman of the Board after December 29, 2023. Previously, Dr. Brisbin was employed pursuant to an employment agreement that provided specified levels of severance benefits if his employment was terminated by us without “cause” or by Dr. Brisbin for a “good reason.” The level of Dr. Brisbin’s severance benefit was negotiated and established in connection with Dr. Brisbin’s entry into his employment agreement and had been determined to be appropriate by the CC based on Dr. Brisbin’s level of responsibility and performance for the overall operations of the Company, long-term market trends, and budget considerations. Severance benefits for Dr. Brisbin were based on a multiple of “2x” his base salary. Severance benefits for Dr. Brisbin also included payment of Dr. Brisbin’s target bonus for the year of termination of employment.

In connection with the management transition due to Dr. Brisbin’s retirement as CEO effective December 29, 2023, we entered into a consulting agreement on February 28, 2024 with Dr. Brisbin that superseded his employment agreement. With the exception of Dr. Brisbin’s target bonus of $950,000 for the 2023 performance year, Dr. Brisbin did not receive any other severance benefits. Pursuant to Dr. Brisbin’s consulting agreement, Dr. Brisbin will be paid a monthly fee of $25,250 and the reimbursement of reasonable and necessary costs and expenses incurred in connection with providing services to the Company, commencing on February 28, 2024, for services related to management transition, business development, technology development, and other sales-related activities.

The Company has not entered into an employment agreement or offer letter that provides for the payment of severance benefits for any type of termination of employment with Mr. Bieber, Mr. Early, or Mr. Chen.

We entered into a separation agreement with Mr. Whitelaw in connection with his resignation, effective February 1, 2023 (the “Separation Agreement”). Pursuant to the Separation Agreement, in consideration of Mr. Whitelaw’s release of claims in favor of the Company, the Company provided Mr. Whitelaw the following benefits: (i) $233,342 (subject to tax withholding and other authorized deductions), payable over ten (10) months in equal installments in accordance with the Company’s standard payroll processes; (ii) acceleration of the vesting of Mr. Whitelaw’s outstanding restricted stock and outstanding performance-based restricted stock units at target levels, such that all of Mr. Whitelaw’s outstanding and unvested restricted stock and performance-based restricted stock units were fully vested as of February 1, 2023; and (iii) extension of the exercise period for Mr. Whitelaw’s vested options through December 31, 2023. We believe it appropriate to have entered into the above separation agreement in connection Mr. Whitelaw’s voluntary resignation given his years of service to the Company and the release of claims in favor of the Company.

None of our NEOs are entitled to receive any automatic “single trigger” equity acceleration, as our equity awards will only vest in connection with a change in control of the Company if they are not substituted or assumed in connection with the change in control. Please see the introductory section above for the definition of a change in control that applies to our equity awards, which we believe is a rigorous change in control definition. The treatment of PBRSUs in a change in control is also described above.

No NEO is entitled to receive a “gross-up” or similar payment for any excise taxes that may become payable in connection with a change in control pursuant to Sections 280G and 4999 of the Code. Instead, our 2008 Plan generally provides that awards or payments under the 2008 Plan are automatically “cut back” in such circumstances in order to avoid triggering these excise taxes.

Policy with Respect to Section 162(m)

Section 162(m) of the Code generally prohibits a publicly-held company from deducting compensation paid to a current or former NEO that exceeds $1.0 million during the tax year. Certain awards granted before November 2, 2017 that were based upon attaining pre-established performance measures that were set by the CC under a plan approved by our stockholders, as well as amounts payable to former executives pursuant to a written binding contract that was in effect on November 2, 2017, may qualify for an exception to the $1.0 million deductibility limit.

As one of the factors in its consideration of compensation matters, our CC notes this deductibility limitation. However, our CC has the flexibility to take any compensation-related actions that it determines are in the best interests of the Company and our stockholders, including awarding compensation that may not be deductible for tax purposes. There can be no assurance that any compensation will in fact be deductible as a result of the limitations under Section 162(m).

Compensation Committee Interlocks and Insider Participation

The Board’s CC consists of Mss. Downes and Reder, and Messrs. McGinn and Shahidehpour. None of the members of our CC has at any time been one of our officers or employees, nor has any member of our CC had any relationship requiring disclosure under Item 404 of Regulation S-K. None of our executive officers serves, or in the past year has served, as a member of the board of directors or the CC of any entity that has one or more executive officers who serve on our Board or CC.

Compensation Committee Report

The CC of the Board has reviewed and discussed with management the disclosures contained in the CD&A section of this Proxy Statement. Based upon this review and discussion, the CC recommended to the Board that the CD&A section be included in this Annual Report.

Compensation Committee of the Board

Dennis V. McGinn (Chair)
Cynthia A. Downes Wanda K. Reder Mohammad Shahidehpour

The foregoing Report of the Compensation Committee of the Board of Directors does not constitute soliciting material and shall not be deemed filed, incorporated by reference into or a part of any other filing by the Company (including any future filings) under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent the Company specifically incorporates such report by reference therein.

Compensation of Named Executive Officers

Summary Compensation Table – Fiscal 2023, Fiscal 2022, and Fiscal 2021

The following table presents information regarding compensation during FY 2023, FY 2022, and FY 2021 of our NEOs.

				Stock	Option	All Other
Name and		Salary	Bonus	Awards	Awards	Compensation		Total
Principal Position	Year	($)	($)(1)	($)(2)	($)(3)	($)(4)		($)
Thomas D. Brisbin (5)	2023	505,003	345,000	713,200	—	13,800		1,577,003
Chairman of the Board	2022	505,003	575,000	992,230	—	13,800		2,086,033
and Chief Executive Officer	2021	505,003	230,000	2,242,045	—	13,800		2,990,848

Michael A. Bieber	2023	440,003	285,000	542,032	—	3,750		1,270,785
President	2022	440,003	475,000	916,575	—	3,750		1,835,328
	2021	440,003	190,000	852,005	—	3,750		1,485,758

Creighton K. Early	2023	374,725	75,000	470,712	—	4,250		924,687
Vice President and	2022	325,000	100,000	192,956	—	4,250		622,206
Chief Financial Officer	2021	325,000	28,000	269,040	—	4,250		626,290

Micah H. Chen	2023	341,074	90,000	114,112	—	4,750		549,936
General Counsel	2022	315,016	90,000	192,956	—	4,750		602,722
	2021	315,016	30,000	346,340	—	4,750		696,106

Paul M. Whitelaw (6)	2023	—	—	—	—	254,142	(7)	254,142
Former Senior Vice President	2022	248,778	75,000	192,656	—	4,615		521,049
Business Development	2021	280,010	170,000	246,620	—	4,750		701,380

(1)	The amounts reported under “Bonus” for fiscal 2023, 2022, and 2021 represent bonuses paid for performance related to fiscal 2022, 2021 and 2020, respectively.
(2)	The amounts reported under “Stock Awards” for fiscal 2023, 2022, and 2021 represent the aggregate grant date fair value of restricted stock awards and performance based restricted stock units granted to NEOs during fiscal 2023, 2022, and 2021 (disregarding any estimate of forfeitures related to service-based vesting conditions). For a discussion of the assumptions and methodologies used to calculate the amounts reported in this column, please see the discussion of restricted stock awards and performance-based restricted stock units contained in Note 10 (Stockholders’ Equity) to our consolidated financial statements, included in this 2023 Annual Report filed on Form 10-K. The EPS Units, EBITDA Units and Relative TSR Units are valued based on the probable outcome of the applicable performance conditions as determined on the grant date. If we achieved the highest level of performance under the EPS Units, EBITDA Units and Relative TSR Units, the total grant date fair value for the EPS Units, EBITDA Units and Relative TSR Units would increase to the following amounts: Dr. Brisbin $1,002,937; Mr. Bieber $762,232; Mr. Early $160,470, and Mr. Chen $160,470.
(3)	The amounts reported under “Option Awards” represent the aggregate grant date fair value of option awards granted to our NEOs (disregarding any estimate of forfeitures related to service-based vesting conditions). For a discussion of the assumptions and methodologies used to calculate the amounts reported in this column, please see the discussion of stock option awards contained in Part II, Item 8, Note 10, “Shareholders’ Equity”, to the Notes to our Consolidated Financial Statements, included in this Annual Report on Form 10-K.
(4)	With the exception of Mr. Whitelaw, the amounts reported under “All Other Compensation” for each of fiscal 2023, 2022, and 2021 include $3,000 in 401K matching contributions made by us for each of our NEOs and, only for Dr. Brisbin, automobile allowances paid to him or use of a company vehicle. The remaining balance of the amounts under “All Other Compensation” for Mr. Bieber, Mr. Early, and Mr. Chen represents Health Saving Account contributions.
(5)	Dr. Brisbin served on the Board during each of fiscal 2023, 2022, and 2021. As an employee-director, Dr. Brisbin did not receive additional compensation for his services as a director.
(6)	Mr. Whitelaw resigned from his position as Senior Vice President, Business development, effective February 1, 2023.
(7)	Represents amounts paid, including $20,800 in connection with the vesting acceleration value of stock awards, in connection with Mr. Whitelaw’s separation agreement, effective February 1, 2023.

Compensation of Named Executive Officers

The Summary Compensation Table above quantifies the value of the different forms of compensation earned by or awarded to our NEOs in each applicable fiscal year. As described in the “Compensation Discussion and Analysis” section above, the primary elements of each NEOs total compensation reported in the table for 2023 are base salary, performance bonus and a long-term equity incentive awards. NEOs also received the other benefits listed in the “All Other Compensation” column of the Summary Compensation Table, as further described in the footnotes above.

The Summary Compensation Table should be read in conjunction with the “Compensation Discussion and Analysis” section above and the tables and narrative descriptions that follow. A description of the material terms of each Named Executive Officer’s employment agreement, if any, is provided immediately following this paragraph.

Description of Employment Agreements, Salary and Bonus Amounts

On May 3, 2011, we entered into an amended and restated employment agreement with Dr. Brisbin that provided for Dr. Brisbin to receive a base salary and an annual incentive bonus as determined by the CC. The annual target bonus for Dr. Brisbin under this agreement was 100% of his annual base salary. Dr. Brisbin was also entitled to participate in benefit plans made available to our employees generally. On December 29, 2023, Dr. Brisbin retired and resigned as Chief Executive Officer of the Company but continued his service as Chairman of the Board after December 29, 2023. In connection with the management transition due to Dr. Brisbin’s retirement as CEO, we entered into a consulting agreement on February 28, 2024 with Dr. Brisbin that superseded his employment agreement. With the exception of Dr. Brisbin’s target bonus of $950,000 for the 2023 performance year, Dr. Brisbin did not receive any other severance benefits. Pursuant to Dr. Brisbin’s consulting agreement, Dr. Brisbin will be paid a monthly fee of $25,250 and the reimbursement of reasonable and necessary costs and expenses incurred in connection with providing services to the Company, commencing on February 28, 2024, for services related to management transition, business development, technology development, and other sales-related activities.

On December 17, 2014, we entered into an offer letter with Mr. Bieber. The letter provides that Mr. Bieber’s employment is on an “at-will” basis and for his initial base salary to be $270,000 per year. In conjunction with Mr. Bieber’s promotion to CEO on December 30, 2023, his salary was increased to $525,000 per year.

The Company has not entered into an employment agreement or offer letter with Mr. Early, Mr. Chen, or Mr. Whitelaw. The Company entered into a separation agreement with Mr. Whitelaw upon his resignation, as described above under “Severance”.

The provisions of these agreements relating to severance benefits following a termination of the Named Executive Officer’s employment are described below under “Potential Payments Upon Termination or Change in Control.”

Grants of Plan-Based Awards in Fiscal 2023

The following table provides additional information regarding the equity incentive awards granted to NEOs during fiscal 2023 under the 2008 Plan. See the “Compensation Discussion and Analysis” section above for a description of the material terms of the awards.

		Estimated Future Payouts Under Equity				All Other Stock
		Incentive Plan Awards				Awards		Grant Date Fair Value
						Number of Shares		of Options Awards
	Grant	Threshold	Target		Maximum	of Stock or Units		and Stock Awards
Name	Date	(#)	(#)		(#)	(#)		($)
Thomas D. Brisbin	3/7/2023		—		—	17,500	(1)	312,025
	3/7/2023	1	22,500	(2)	56,250	—		401,175

Michael A. Bieber	3/7/2023		—		—	13,300	(1)	237,139
	3/7/2023	1	17,100	(2)	42,750	—		304,893

Creighton K. Early	3/7/2023		—		—	22,800	(1)	406,524
	3/7/2023	1	3,600	(2)	9,000	—		64,188

Micah H. Chen	3/7/2023		—		—	2,800	(1)	49,924
	3/7/2023	1	3,600	(2)	9,000	—		64,188

Paul M. Whitelaw(3)	—	—	—		—	—		—
(1)	Represents shares of restricted stock awarded to the Reporting Person by the Issuer on March 7, 2023, which vest in three substantially equal installments on each of March 7, 2024, March 7, 2025 and March 7, 2026, subject to the Reporting Person's continued service to the Issuer through the applicable vesting date.
(2)	These stock awards vest in annual installments over three years from their grant date based on performance metrics. Performance metrics consists of 50% of the target number of EPS Units and 50% of the target number of EBITDA Units. These two metrics may range from 0% to 210% of the target number of Performance-Based Restricted Stock Units eligible to vest. At the end of the three year vesting period, the Performance-Based Restricted Stock Units that are earned and vested based on the achievement of EPS Units and EBITDA Units is then multiplied by a percentage ranging from 100% to 120% based on the Corporation’s Relative TSR to the Company’s peer group. Total combined maximum vesting may not exceed 250% of target award.
(3)	Mr. Whitelaw resigned from his position as Senior Vice President, Business Development, effective February 1, 2023.

Outstanding Equity Awards at Fiscal 2023 Year-End

The following table provides information regarding the outstanding option and restricted stock or unit awards held by each NEO as of December 29, 2023.

	Options Awards				Stock Awards
								Equity		Equity
								Incentive		Incentive
								Plan Awards:		Plan Awards:
										Market or
								Number of		Payout Value
	Numbers of	Number of						Unearned		of Unearned
	Securities	Securities			Number of		Market Value	Shares, Units		Shares, Units
	Underlying	Underlying			Shares or Units		of Shares or	or Other		or Other
	Unexercised	Unexercised	Option		of Stock that		Units of Stock	Rights That		Rights That
	Options	Options	Exercise	Option	Have Not		That Have Not	Have Not		Have Not
	Exercisable	Unexercisable	Price	Expiration	Vested		Vested	Vested		Vested
Name	(#)	(#)	($)	Date	(#)		($)	(#)		($)
Thomas D. Brisbin	50,000	—	7.13	6/6/2024	12,500	(1)	560,500	35,102	(2)	980,399
	50,000	—	13.91	6/5/2025	17,500	(3)	312,025	56,250	(4)	1,002,938
	100,000	—	16.27	11/3/2026	—		—	—		—
	125,000	—	31.73	9/4/2028	—		—	—		—

Michael A. Bieber	77,764	—	13.49	12/31/2024	13,300	(3)	237,139	21,204	(2)	592,228
	25,000	—	13.91	6/5/2025	—		—	42,750	(4)	762,233
	50,000	—	16.27	11/3/2026	—		—	—		—
	16,667	—	28.19	3/8/2027	—		—	—		—
	25,000	—	31.73	9/4/2028	—		—	—		—

Creighton K. Early	27,347	—	9.08	12/7/2025	22,800	(3)	406,524	4,464	(2)	124,680
	13,333	—	30.06	10/31/2027	—		—	9,000	(4)	160,470

Micah H. Chen	70,000	—	32.79	7/17/2027	2,800	(3)	49,924	4,464	(2)	124,680
	—	—	—	—	—		—	9,000	(4)	160,470

Paul M. Whitelaw(5)	6,670	—	28.19	12/31/2023	—		—	—		—
	6,667	—	30.06	12/31/2023	—		—	—		—

(1)	These restricted stock awards were granted on March 9, 2021 and vest in substantially equal annual installments over four years from their grant date.
(2)	These performance-based restricted stock units were granted on August 2, 2022 and vest in substantially equal installments over three years from their grant date.
(3)	These restricted stock awards were granted on March 7, 2023 and vest in substantially equal installments over three years from their grant date.
(4)	These performance-based restricted stock units were granted on March 7, 2023 and vest in substantially equal installments over three years from their grant date.
(5)	Mr. Whitelaw’s resigned from his position as Senior Vice President, Business Development, effective February 1, 2023.

Option Exercises and Stock Vested in Fiscal 2023

The following table provides information regarding the options exercised by each NEO and stock awards vested during fiscal 2023.

	Option Awards		Stock Awards
	Numbers of		Numbers of
	Shares Acquired	Value Realized	Shares Acquired	Value Realized
Name	on Exercise	on Exercise	on Vesting	on Vesting
	(#)	($) (1)	(#)	($) (2)
Thomas D. Brisbin	—	—	33,649	656,714
Michael A. Bieber	—	—	26,297	500,264
Creighton K. Early	—	—	5,536	105,315
Micah H. Chen	—	—	8,036	141,190
Paul M. Whitelaw(3)	—	—	—	—

(1)	The amounts reported as the “Value Realized on Exercise” (if any) are determined by multiplying (i) the number of shares of common stock to which the exercise of the option related by (ii) the difference between the per-share price of the common stock on the exercise date and exercise price of the options.
(2)	The amounts reported as the “Value Realized on Vesting” (if any) are determined by multiplying (i) the number of shares of common stock that vested by (ii) the per-share price of the common stock on the vesting date.
(3)	Mr. Whitelaw resigned from his position as Senior Vice President, Business Development, effective February 1, 2023.

Potential Payments Upon Termination or Change in Control

Outstanding options and restricted stock and unit awards issued under our 2008 Plan will vest immediately and become fully exercisable upon a change in control of us to the extent such outstanding awards are not substituted or assumed in connection with the transaction.

In addition, the terms of PBRSUs granted to our NEOs provide that in the event of a change in control, the PBRSUs will vest as described above under “Potential Vesting Upon a Change in Control”. Upon a NEO’s death or disability at any time (whether or not in connection with a change in control), the NEO will become vested in the greater of the target number of each type of units subject to the PBRSU award or the number of each type of units earned based on actual performance for the then in-progress Performance Period, and in the target number of each type of units for all Performance Periods that have yet to begin.

Previously, the employment agreement we entered into with Dr. Brisbin provided for severance benefits upon certain terminations of his employment with us. If Dr. Brisbin’s employment had been terminated by us without cause or by him for good reason (as such terms are defined in his employment agreement), he would have been entitled to a severance benefit equal to two times his base salary at the annualized rate then in effect, paid in 24 equal installments. In addition, Dr. Brisbin would have been entitled to payment of his target bonus for the year in which such a termination of employment occurred. In connection with the management transition due to Dr. Brisbin’s retirement as CEO effective December 29, 2023, we entered into a consulting agreement on February 28, 2024 with Dr. Brisbin that superseded his employment agreement. Pursuant to Dr. Brisbin’s consulting agreement, Dr. Brisbin will be paid a monthly fee of $25,250 and the reimbursement of reasonable and necessary costs and expenses incurred in connection with providing services to the Company, commencing on February 28, 2024, for services related to management transition, business development, technology development, and other sales-related activities. With the exception of Dr. Brisbin’s target bonus of $950,000 for the 2023 performance year, Dr. Brisbin did not receive any other severance benefits.

Mr. Bieber’s offer letter does not provide for any additional severance benefits. As noted above, we have not entered into an employment agreement or offer letter that provides for the payment of severance benefits for any type of termination of employment with Mr. Bieber, Mr. Early, Mr. Chen, or Mr. Whitelaw. The Company did enter into a separation agreement with Mr. Whitelaw upon his resignation.

The following table sets forth the estimated payments and benefits that would be provided to each NEO employed at the end of fiscal 2023 in the event the Named Executive Officer’s employment is terminated as described above. In accordance with applicable SEC disclosure rules, these estimates assume a termination date of December 29, 2023.

		Continued Health	Equity
	Severance	Coverage	Acceleration(1)	Total
Name	($)	($)	($)	($)
Thomas D. Brisbin	—	—	—	—
Michael A. Bieber	—	—	—	—
Creighton K. Early	—	—	—	—
Micah H. Chen	—	—	—	—
Paul M. Whitelaw(2)	—	—	—	—

(1)	Based on the closing price of our common stock on December 29, 2023.
(2)	Mr. Whitelaw resigned from his position as Senior Vice President, Business Development, effective February 1, 2023.

Pay Ratio Disclosure

The 2023 annual total compensation of the Company’s CEO was $1,577,003. The 2023 annual total compensation of our median employee (excluding our CEO) was $71,454. The ratio between the two amounts is 22.1.

To determine the pay ratio, we took the following steps:

■	We identified the median employee using our employee population consisting of 1,615 employees on December 29, 2023 (excluding our CEO). We identified the median employee based on gross wages paid in 2023 as reported on Form W-2. We did not make any assumptions, adjustments or estimates with respect to gross wages paid in 2023 despite the fact that approximately 32% of our employee population works less than full time.
■	As required under the SEC rules, after identifying our median employee, we calculated annual total compensation for both our median employee and our CEO using the same methodology that we used to determine our NEOs’ annual compensation for the Summary Compensation Table above.

The Company believes that the ratio of pay included above is a reasonable estimate calculated in a manner consistent with applicable SEC rules and this information is being provided for compliance purposes. Neither the CC nor management of the Company used the pay ratio measure in making compensation decisions. Given the different methodologies that companies use to determine an estimate of their pay ratio, the estimated ratio reported above should not be used as a basis for comparison between companies.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth, for each of our equity compensation plans, the number of shares of common stock subject to outstanding awards, the weighted-average exercise price of outstanding options, and the number of shares remaining available for future award grants as of December 29, 2023. Our equity compensation plans consist of our 2006 Plan, our 2008 Plan and our ESPP.

Number of
securities
remaining available
	Number of securities		for future issuance
	to be issued upon		under equity
	exercise of		compensation
	outstanding options,	Weighted-average	plans
	restricted stock	exercise price of	(excluding
	units, warrants	outstanding options,	securities reflected
	and rights	warrants and rights	in column (a))
Plan Category	(a)(1)(2)	(b)(3)	(c)(4)
Equity compensation plans approved by security holders	1,119,957	$20.64	1,768,255
Equity compensation plans not approved by security holders	—	—	—
Totals	1,119,957	$20.64	1,768,255

(1)	Represents 787,105 underlying of shares of common stock related to outstanding options and 332,852 shares of common stock related to outstanding PBRSUs.
(2)	Excludes 170,955 shares subject to outstanding restricted stock awards.
(3)	Excludes PBRSUs from the weighted-average price calculation.
(4)	Represents 787,329 shares available for future issuance under our 2008 Plan, and 980,926 shares available for future issuance under our ESPP. Shares available under our 2008 Plan may be used for any type of award authorized in that plan (subject to certain limitations of the plan), including stock options, stock appreciation rights, stock units, restricted stock, performance-based awards, stock bonuses and other awards payable in shares of Company common stock.

Security Ownership Information

Except as otherwise noted, the following table sets forth information as of March 6, 2024 with respect to: (i) each person known by us to own beneficially more than 5% of the outstanding shares of our common stock, based upon Schedule 13G and Schedule 13D reports filed with the SEC, (ii) each of our directors and director nominees, (iii) each of our NEOs (as defined in Item 11. Executive Compensation) and (iv) our directors and executive officers as a group.

Unless otherwise noted below, the address of the persons listed in the table is c/o Willdan Group, Inc., 2401 East Katella Avenue, Suite 300, Anaheim, California 92806. The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security or has the right to acquire such powers within 60 days. Under SEC rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which that person has no economic interest. Except as otherwise noted, we believe, based on the information furnished to us, that the persons named in the table below have sole voting and investment power with respect to all shares of common stock reflected as beneficially owned, subject to applicable community property laws. All percentages in the following table are based on a total of 13,770,106 shares of common stock outstanding on March 6, 2024.

	Amount of	Percent of
	Beneficial	Common
Name and Address of Stockholder	Ownership	Stock
5% Stockholders
Forager Capital Management, LLC (1)	1,922,186	14.0%
Amundi Asset Management (2)	1,834,235	13.3%
BlackRock, Inc. (3)	889,208	6.5%
Named Executive Officers, Directors and Director Nominees
Thomas D. Brisbin (4)	722,620	5.2%
Michael A. Bieber (5)	335,107	2.4%
Micah H. Chen (6)	94,175	*
Steven A. Cohen (7)	25,320	*
Cynthia A. Downes (8)	7,643	*
Creighton K. Early (9)	106,722	*
Dennis V. McGinn (10)	14,599	*
Wanda K. Reder (11)	7,497	*
Keith W. Renken (12)	141,720	1.0%
Mohammad Shahidehpour (13)	15,792	*
Paul M. Whitelaw (14)	48,219	*
All current Directors, Director Nominees and Executive Officers as a group (11 persons)	1,519,414	11.0%

*     The percentage of shares beneficially owned by this executive officer or director does not exceed one percent of the Company’s outstanding stock.

(1)	Beneficial ownership information is given as of June 6, 2023 and was obtained from a Schedule 13D filed with the SEC on June 6, 2023 by Forager Fund, L.P., a Delaware limited partnership (“Fund”), Forager Capital Management, LLC, a Delaware limited liability company (“GP” or the “Investment Adviser”), Edward Kissel and Robert MacArthur. The Schedule 13D states that the Fund owns 1,524,976 shares of common stock, (ii) the Investment Adviser, as the sole general partner of the Fund and as the investment adviser of a separate account, beneficially owns 1,910,513 shares of common stock, (iii) Mr. Kissel, as the managing partner of the Investment Adviser, beneficially owns 1,921,915 shares of common stock and (iv) Mr. MacArthur, as the managing partner of the Investment Adviser, beneficially owns 1,910,784 shares of common stock. Each of the Fund and the Investment Adviser has the sole power to vote and dispose of the shares of common stock beneficially owned by such entity (as described above). Mr. Kissel has the sole power to vote and dispose of 11,402. The principal office or business address of Forager Fund, L.P. is 2025 3rd Ave. N, Suite 350, Birmingham, AL 35203.
(2)	Beneficial ownership information is given as of December 31, 2023 and was obtained from a Schedule 13G* filed with the SEC on February 14, 2024 by Amundi Asset Management. The Schedule 13G* states that Amundi Asset Management has shared voting power over 1,573,547 shares and shared dispositive power over 1,834,235 shares. The principal office or business address of Amundi Asset Management is 90 Boulevard Pasteur, 75015 Paris, France.
(3)	Beneficial ownership information is given as of December 31, 2023 and was obtained from a Schedule 13G filed with the SEC on January 29, 2024 by BlackRock, Inc. The Schedule 13G states that BlackRock, Inc. has sole voting power over 871,611 shares and sole dispositive power over 889,208 shares. The principal office or business address of BlackRock, Inc. is 50 Hudson Yards, New York, NY 10001.
(4)	The 722,620 shares of common stock held directly by Dr. Brisbin consist of 397,620 shares of common stock and 325,000 shares of common stock subject to options exercisable on or before June 16, 2024. The 397,620 shares of common stock held directly by Dr. Brisbin, of which (i) 17,500 shares of restricted stock that vest in three substantially equal installments on each of March 7, 2024, March 7, 2025 and March 7, 2026 and (ii) 12,500 shares of restricted stock that vest in two substantially equal installments on each of March 9, 2024 and March 9, 2025. Dr. Brisbin resigned as our Chief Executive Officer, effective December 29, 2023.
(5)	The 335,107 shares of common stock held directly by Mr. Bieber consist of 140,676 shares of common stock and 194,431 shares of common stock subject to options exercisable on or before June 16, 2024. The 140,676 shares of common stock held directly by Mr. Bieber, of which 13,300 shares of restricted stock that vest in three substantially equal installments on each of March 7, 2024, March 7, 2025 and March 7, 2026.
(6)	The 94,175 shares of common stock held directly by Mr. Chen consist of 24,175 shares of common stock and 70,000 shares of common stock subject to options exercisable on or before June 16, 2024. The 24,175 shares of common stock held directly by Mr. Chen, of which (i) 2,800 shares of restricted stock that vest in three substantially equal installments on each of March 7, 2024, March 7, 2025 and March 7, 2026 .
(7)	The 25,320 shares of common stock held directly by Mr. Cohen include 4,880 shares of restricted stock, of which (i) 1,295 shares of restricted stock vest on June 9, 2024 and (ii) 3,585 shares of restricted stock vest in two substantially equal installments on each of June 7, 2024 and June 7, 2025.
(8)	The 7,643 shares of common stock held directly by Ms. Downes includes 4,880 shares of restricted stock, of which (i) 1,295 shares of restricted stock vest on June 9, 2024 and (ii) 3,585 shares of restricted stock vest in two substantially equal installments on each of June 7, 2024 and June 7, 2025.
(9)	The 106,722 shares of common stock held directly by Mr. Early consist of 66,042 shares of common stock and 40,680 shares of common stock subject to options exercisable on or before June 16, 2024. The 66,042 shares of common stock held directly by Mr. Early, of which 22,800 shares of restricted stock that vest in three substantially equal installments on each of March 7, 2024, March 7, 2025 and March 7, 2026.

(10)	The 14,599 shares of common stock held directly by Vice Admiral McGinn include 4,880 shares of restricted stock, of which (i) 1,295 shares of restricted stock vest on June 9, 2024 and (ii) 3,585 shares of restricted stock vest in two substantially equal installments on each of June 7, 2024 and June 7, 2025.
(11)	The 7,497 shares of common stock held directly by Ms. Reder include 4,880 shares of restricted stock, of which (i) 1,295 shares of restricted stock vest on June 9, 2024 and (ii) 3,585 shares of restricted stock vest in two substantially equal installments on each of June 7, 2024 and June 7, 2025.
(12)	The 141,720 shares of common stock held by Mr. Renken consist of 61,320 shares of common stock held directly by Mr. Renken and 80,400 shares of common stock held by the LVRJC Partnership. Mr. Renken is the managing partner of the LVRJC Partnership and has sole voting and investment control over our shares of common stock held therein. The 61,320 shares of common stock held directly by Mr. Renken include 4,880 shares of restricted stock, of which (i) 1,295 shares of restricted stock vest on June 9, 2024 and (ii) 3,585 shares of restricted stock vest in two substantially equal installments on each of June 7, 2024 and June 7, 2025. Mr. Renken retired from his position as Director effective March 5, 2024.
(13)	The 15,792 shares of common stock held directly by Dr. Shahidehpour include 4,880 shares of restricted stock, of which (i) 1,295 shares of restricted stock vest on June 9, 2024 and (ii) 3,585 shares of restricted stock vest in two substantially equal installments on each of June 7, 2024 and June 7, 2025.
(14)	The 48,219 shares of common stock held directly by Mr. Whitelaw consist of 25,882 shares of common stock and 22,337 shares of common stock subject to options exercisable on or before June 17, 2023. Mr. Whitelaw resigned as our Senior Vice President, Business Development, effective February 1, 2023. Beneficial ownership information is based on information contained in the last Form 4 filed by Mr. Whitelaw with the SEC prior to February 1, 2023, adjusted to give effect to subsequent transactions through April 18, 2023 of which we are aware in connection with employment-related equity.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Person Transactions

Related Person Transaction Policy

In March 2007, the Board adopted a policy addressing the Company’s procedures with respect to the review, approval and ratification of “related person transactions” that are required to be disclosed pursuant to Item 404(a) of Regulation S-K. The policy provides that any transaction, arrangement or relationship, or any series of similar transactions, in which the Company was, is or will be a participant, the amount involved exceeds $120,000, and a “related person” (as defined in the policy) has or will have a direct or indirect material interest (each such transaction, a “Related Person Transaction”) shall be subject to review and approval or ratification by the AC. In its review of Related Person Transactions, the AC shall review the material facts and circumstances of the transaction and shall take into account certain factors, where appropriate, based on the particular facts and circumstances, including (i) the nature of the “related person’s” interest in the transaction, (ii) the approximate dollar value of the amount involved in the Related Person Transaction, (iii) whether the transaction was taken in the Company’s ordinary course of business, (iv) whether the transaction with the “related person” is proposed to be, or was, entered into on terms no less favorable to the Company than terms that could have been reached with an unrelated third party and (v) the purpose of, and the potential benefits to the Company of, the Related Person Transaction.

No member of the AC may participate in the review, approval or ratification of a transaction with respect to which he or she is a “related person” provided that such member can be counted for purposes of a quorum and shall provide such information with respect to the transaction as may be reasonably requested by other members of the AC or the Board.

Related Person Transactions

The following provides a description of certain relationships and related transactions since the beginning of fiscal 2023 between some of our directors, executive officers and holders of 5% or more of our common stock and us or our subsidiaries and affiliates involving an amount that exceeded or may exceed $120,000 in the aggregate.

Indemnification of Officers and Directors. We have entered into indemnification agreements with all of our current executive officers and directors. These agreements require us to indemnify these individuals to the fullest extent permitted under Delaware law against liabilities that may arise by reason of their service to us and to advance expenses reasonably incurred as a result of any proceeding against them as to which they could be indemnified. Additionally, we may enter into indemnification agreements with any future directors or executive officers. In fiscal 2023, we did not incur any indemnification related expenses as a result of indemnification agreements with our current executive officers and directors.

Consulting Agreements. On December 8, 2023, Thomas D. Brisbin informed the Board of his intention to retire and resign as Chief Executive Officer of the Company, effective December 29, 2023. Dr. Brisbin continued his service as Chairman of the Board after December 29, 2023. In connection with the management transition, we entered into a consulting agreement on February 28, 2024 with Dr. Brisbin which superseded Dr. Brisbin’s employment agreement. Pursuant to Dr. Brisbin’s consulting agreement, Dr. Brisbin will be paid a monthly fee of $25,250 and the reimbursement of reasonable and necessary costs and expenses incurred in connection with providing services to the Company, commencing on February 28, 2024, for services related to management transition, business development, technology development, and other sales-related activities.

Director Independence

The Board has determined that each of Messrs. Cohen, McGinn, Renken and Shahidehpour and Mss. Downes and Reder are independent pursuant to the applicable independence requirements set forth in the rules of the listing standards for the Nasdaq Stock Market (the “Nasdaq Rules”) and by the SEC because they either have no relationship with the Company (other than as a director and stockholder) or because any relationship they have with the Company is immaterial. Under these standards of independence, for a director to be considered independent, the director must, among other things, not be an executive officer or employee of the Company or its subsidiaries and the director must not have a relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Dr. Brisbin, as a result of being the Company’s former CEO and having retired from this position in December 2023, does not qualify as independent. In addition, Mr. Bieber, due to his employment as our CEO, does not qualify as independent.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Other Fees

Crowe LLP

The following is a summary of the Crowe LLP (“Crowe”) fees for professional services for the fiscal years ended December 29, 2023 and December 30, 2022.

Fee Category	Crowe 2023	Crowe 2022
Audit Fees	$935,000	$915,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$935,000	$915,000

Audit Fees. Fees for audit services provided by Crowe for fiscal 2023 and 2022 consisted of professional services for the annual audit of our consolidated financial statements and for the review of our interim condensed consolidated financial statements including quarterly reports.

The Company has been advised by Crowe that neither Crowe nor any member of Crowe has any financial interest, direct or indirect, in any capacity in the Company or its subsidiaries.

Audit Committee Pre-Approval Policy

Consistent with SEC policies regarding independence, the AC has responsibility for appointing, setting compensation and overseeing the work of the Company’s independent registered public accounting firm. In recognition of this responsibility, the AC has established a policy to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm, including audit services, audit-related services, tax services and other services. In some cases, the full AC provides pre-approval for up to a year, related to a particular defined task or scope of work and subject to a specific budget. During the year, circumstances may arise when it becomes necessary to engage the independent registered public accounting firm for additional services not contemplated in the original pre-approval categories. In those instances, the AC requires specific pre-approval before engaging the Company’s independent registered public accounting firm. The AC may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the AC at its next regularly scheduled meeting.

The AC has considered whether the provision of the services described above is compatible with maintaining the Company’s independent public accounting firm’s independence and has determined that such services have not adversely affected Crowe’s independence. Crowe did not provide any services for fiscal 2023 and fiscal 2022 that required pre-approval by the AC.

APPENDIX A

Willdan Group, Inc. and Subsidiaries

Reconciliation of GAAP Net Income to Adjusted EBITDA

(in thousands)

(Non-GAAP Measure)

	Year Ended
	December 29,	December 30,
	2023	2022
Net income (loss)	$10,926	$(8,448)
Interest expense	9,413	5,328
Income tax expense (benefit)	3,665	(3,004)
Stock-based compensation	5,323	8,373
Interest accretion(1)	—	3,168
Depreciation and amortization	16,431	17,489
(Gain) Loss on sale of equipment	(63)	(64)
Tax benefit distribution	—	434
Adjusted EBITDA	$45,695	$23,276

(1)	Interest accretion represents the imputed interest and fair value adjustments to estimated contingent consideration.

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

Exhibit Number	Exhibit Description
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

10.11

The Security Agreement, dated as of September 29, 2023, by and among Willdan Group, Inc., as Borrower, the Debtors (as defined therein), and BMO Bank N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to Willdan Group, Inc.’s Current Report on Form 8-K, filed with the SEC on October 5, 2023).

10.12

Master Reaffirmation of and Amendment to Collateral Documents, dated as of June 26, 2019, by and among Willdan Group, Inc., the other Debtors (as defined therein) and BMO Harris Bank N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to Willdan Group, Inc.’s Current Report on Form 8-K, filed with the SEC on July 2, 2019).

10.13†

Willdan Group, Inc. 2006 Stock Incentive Plan (incorporated by reference to Willdan Group, Inc.’s Registration Statement on Form S-1, filed with the SEC on August 9, 2006, as amended (File No. 333-136444)).

10.14†

Form of Incentive Stock Option Agreement (incorporated by reference to Willdan Group, Inc.’s Registration Statement on Form S-1, filed with the SEC on August 9, 2006, as amended (File No. 333-136444)).

Exhibit Number	Exhibit Description
10.15†

Form of Non-Qualified Stock Option Agreement (incorporated by reference to Willdan Group, Inc.’s Registration Statement on Form S-1, filed with the SEC on August 9, 2006, as amended (File No. 333-136444)).

10.16†	Form of Performance Based Restricted Stock Unit Award Agreement (pre-2024) (incorporated by reference to Exhibit 10.15 to Willdan Group, Inc.’s Annual Report on Form 10-K filed on March 10, 2023).
10.17†	Form of Restricted Stock Award Agreement (pre-2024) (incorporated by reference to Exhibit 10.16 to Willdan Group, Inc.’s Annual Report on Form 10-K filed on March 10, 2023).
10.18*	Form of Performance Based Restricted Stock Unit Award Agreement.
10.19*	Form of Time Based Restricted Stock Unit Award Agreement.
10.20†

Willdan Group, Inc. Amended and Restated 2008 Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to Willdan Group, Inc.’s Current Report on Form 8-K, filed with the SEC on June 17, 2019).

10.21†

Willdan Group, Inc. Amended and Restated 2008 Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to Willdan Group, Inc.’s Current Report on Form 8-K, filed with the SEC on June 10, 2022).

10.22†

Amended and Restated Willdan Group, Inc. 2006 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to Willdan Group, Inc.’s Current Report on Form 8-K, filed with the SEC on June 9, 2017).

10.23†

Form of Indemnification Agreement between Willdan Group, Inc. and its Directors and Officers (incorporated by reference to Exhibit 10.1 to Willdan Group, Inc.’s Current Report on Form 8-K, filed with the SEC on June 13, 2016).

10.24†

Employment Agreement, dated as of May 3, 2011 by and between Willdan Group, Inc. and Thomas D. Brisbin (incorporated by reference to Exhibit 10.1 to Willdan Group, Inc.’s Current Report on Form 8-K, filed with the SEC on May 4, 2011).

10.25†

Employment Agreement, dated as of December 17, 2014, by and between Willdan Group, Inc. and Mike Bieber (incorporated by reference to Exhibit 10.1 to Willdan Group, Inc.’s Current Report on Form 8-K, filed with the SEC on January 7, 2015).

10.26†

Separation Agreement, dated January 19, 2023, between Willdan Group, Inc. and Paul Whitelaw (incorporated by reference to Exhibit 10.1 to Willdan Group, Inc.’s Current Report on Form 8-K, filed with the SEC on January 24, 2023).

10.27†

Consulting Agreement, dated as of February 28, 2024, between Willdan Group, Inc. and Thomas D. Brisbin (incorporated by reference to Exhibit 10.1 to Willdan Group, Inc.’s Current Report on Form 8-K, filed with the SEC on February 29, 2024).

21.1*	Subsidiaries of Willdan Group, Inc.
23.1*	Consent of Crowe LLP.
24.1*	Power of Attorney (included on signature page hereto).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.
97*	Policy Relating to Recovery of Erroneously Awarded Compensation.
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document

Exhibit Number	Exhibit Description
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
‡	Portions of the referenced exhibit have been omitted pursuant to Item 601(b) of Regulation S-K because it (i) is not material and (ii) would be competitively harmful if publicly disclosed.

†	Indicates a management contract or compensating plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILLDAN GROUP, INC.

/s/ Creighton K. Early
Creighton K. Early
Chief Financial Officer and Executive Vice President
March 7, 2024

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

Signature	Title	Date

/s/ Michael A. Bieber	President, Chief Executive Officer and Director (principal executive officer)	March 7, 2024
Michael A. Bieber

/s/ Creighton K. Early	Chief Financial Officer and Executive Vice President (principal financial officer and principal accounting officer)	March 7, 2024
Creighton K. Early

/s/ Thomas D. Brisbin	Chairman of the Board and Director	March 7, 2024
Thomas D. Brisbin

/s/ Steven A. Cohen	Director	March 7, 2024
Steven A. Cohen

/s/ Cynthia A. Downes	Director	March 7, 2024
Cynthia A. Downes

/s/ Dennis V. McGinn	Director	March 7, 2024
Dennis V. McGinn

/s/ Wanda K. Reder	Director	March 7, 2024
Wanda K. Reder

/s/ Mohammad Shahidehpour	Director	March 7, 2024
Mohammad Shahidehpour