Form 10-Q
period 2024-03-29
Willdan Group, Inc.
filed 2024-05-03
CIK 1370450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2024

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

As of May 1, 2024, there were 13,817,074 shares of common stock, $0.01 par value per share, of Willdan Group, Inc. issued and outstanding.

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

All of our forward-looking statements are subject to risks and uncertainties that may cause our actual results to differ materially from our expectations. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to:

●	our ability to adequately complete projects in a timely manner;
●	our ability to compete successfully in the highly competitive energy services market, which represented 84% of our consolidated revenue in fiscal year 2023;
●	our reliance on work from our top ten clients, which accounted for 53% of our consolidated contract revenue for fiscal year 2023;
●	changes in state, local and regional economies and government budgets;
●	our ability to win new contracts, to renew existing contracts and to compete effectively for contracts awarded through bidding processes;
●	our ability to make principal and interest payments on our outstanding debt as they come due and to comply with the financial covenants contained in our debt agreements;
●	our ability to manage supply chain constraints, labor shortages, rising interest rates, and rising inflation;
●	our ability to obtain financing and to refinance our outstanding debt as it matures;
●	our ability to successfully integrate our acquisitions and execute on our growth strategy; and
●	our ability to attract and retain managerial, technical, and administrative talent.

The above is not a complete list of factors or events that could cause actual results to differ from our expectations, and we cannot predict all of them. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements disclosed elsewhere in this Quarterly Report on Form 10-Q, and under Part I, Item 1A. “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 29, 2023, as such disclosures may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange Commission, including subsequent Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and public communications. You should evaluate all forward-looking statements made in this Quarterly Report on Form 10-Q and otherwise in the context of these risks and uncertainties.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(Unaudited)

	March 29,	December 29,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$46,925	$23,397
Restricted cash	—	—
Accounts receivable, net of allowance for doubtful accounts of $690 and $866 at March 29, 2024 and December 29, 2023, respectively	50,792	69,677
Contract assets	82,409	93,885
Other receivables	552	1,169
Prepaid expenses and other current assets	5,863	3,888
Total current assets	186,541	192,016
Equipment and leasehold improvements, net	27,539	27,097
Goodwill	131,144	131,144
Right-of-use assets	12,803	12,465
Other intangible assets, net	30,085	31,956
Other assets	4,832	4,949
Deferred income taxes, net	14,956	15,961
Total assets	$407,900	$415,588
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$34,518	$33,193
Accrued liabilities	38,411	54,129
Contract liabilities	16,427	13,183
Notes payable	8,924	8,452
Finance lease obligations	1,111	1,186
Lease liability	4,677	4,537
Total current liabilities	104,068	114,680
Notes payable, less current portion	86,571	88,979
Finance lease obligations, less current portion	1,112	1,184
Lease liability, less current portion	9,948	9,758
Other noncurrent liabilities	686	1,142
Total liabilities	202,385	215,743

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 40,000 shares authorized; 13,817 and 13,682 shares issued and outstanding at March 29, 2024 and December 29, 2023, respectively	138	137
Additional paid-in capital	188,088	185,795
Accumulated other comprehensive loss	(230)	(664)
Retained earnings	17,519	14,577
Total stockholders’ equity	205,515	199,845
Total liabilities and stockholders’ equity	$407,900	$415,588

See accompanying notes to Condensed Consolidated Financial Statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 29,	March 31,
	2024	2023
Contract revenue	$122,489	$102,603

Direct costs of contract revenue (inclusive of directly related depreciation and amortization):
Salaries and wages	21,512	20,410
Subcontractor services and other direct costs	53,559	40,912
Total direct costs of contract revenue	75,071	61,322

Gross profit	47,418	41,281

General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	26,509	22,385
Facilities and facility related	2,445	2,278
Stock-based compensation	1,390	1,533
Depreciation and amortization	3,592	4,200
Other	8,121	6,871
Total general and administrative expenses	42,057	37,267

Income (Loss) from operations	5,361	4,014

Other income (expense):
Interest expense, net	(2,137)	(2,466)
Other, net	704	140
Total other expense, net	(1,433)	(2,326)

Income (Loss) before income taxes	3,928	1,688
Income tax (benefit) expense	986	756
Net income (loss)	2,942	932

Other comprehensive income (loss):
Unrealized gain (loss) on derivative contracts, net of tax	434	—
Comprehensive income (loss)	$3,376	$932

Earnings (Loss) per share:
Basic	$0.22	$0.07
Diluted	$0.21	$0.07

Weighted-average shares outstanding:
Basic	13,605	13,266
Diluted	13,910	13,470

See accompanying notes to Condensed Consolidated Financial Statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Earnings	Total
Balance at December 29, 2023	13,682	$137	$185,795	$(664)	$14,577	$199,845
Shares of common stock issued in connection with employee stock purchase plan	86	1	1,401	—	—	1,402
Shares of common stock issued in connection with incentive stock plan	19	—	281	—	—	281
Shares used to pay taxes on stock grants	(32)	(1)	(778)	—	—	(779)
Issuance of restricted stock award and units	62	1	(1)	—	—	—
Stock-based compensation expense	—	—	1,390	—	—	1,390
Net income (loss)	—	—	—	—	2,942	2,942
Net unrealized gain on derivative contracts	—	—	—	434	—	434
Balance at March 29, 2024	13,817	$138	$188,088	$(230)	$17,519	$205,515

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Earnings	Total
Balance at December 30, 2022	13,296	$133	$177,718	$—	$3,651	$181,502
Shares of common stock issued in connection with employee stock purchase plan	92	1	1,391	—	—	1,392
Shares used to pay taxes on stock grants	(7)	—	(124)	—	—	(124)
Issuance of restricted stock award and units	108	1	(1)	—	—	—
Stock-based compensation expense	—	—	1,533	—	—	1,533
Net income (loss)	—	—	—	—	932	932
Balance at March 31, 2023	13,489	$135	$180,517	$—	$4,583	$185,235

See accompanying notes to Condensed Consolidated Financial Statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended
	March 29,	March 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$2,942	$932
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,592	4,200
Other non-cash items	92	85
Deferred income taxes, net	1,005	782
(Gain) loss on sale/disposal of equipment	(13)	(10)
Provision for doubtful accounts	(100)	81
Stock-based compensation	1,390	1,533
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts receivable	18,985	8,204
Contract assets	11,476	7,819
Other receivables	617	(9)
Prepaid expenses and other current assets	(1,975)	1,023
Other assets	117	(3,532)
Accounts payable	1,325	479
Accrued liabilities	(15,740)	(7,883)
Contract liabilities	3,244	2,941
Right-of-use assets	(8)	647
Net cash (used in) provided by operating activities	26,949	17,292
Cash flows from investing activities:
Purchase of equipment, software, and leasehold improvements	(1,971)	(3,488)
Proceeds from sale of equipment	19	13
Net cash (used in) provided by investing activities	(1,952)	(3,475)
Cash flows from financing activities:
Payment on restricted cash	—	(10,679)
Payments on notes payable	(153)	(485)
Repayments under term loan facility and line of credit	(1,875)	(5,250)
Principal payments on finance leases	(345)	(303)
Proceeds from stock option exercise	281	—
Proceeds from sales of common stock under employee stock purchase plan	1,402	1,392
Cash used to pay taxes on stock grants	(779)	(124)
Net cash (used in) provided by financing activities	(1,469)	(15,449)
Net increase (decrease) in cash, cash equivalents and restricted cash	23,528	(1,632)
Cash, cash equivalents and restricted cash at beginning of period	23,397	19,485
Cash, cash equivalents and restricted cash at end of period	$46,925	$17,853
Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$2,081	$2,424
Income taxes	2	(77)
Supplemental disclosures of noncash investing and financing activities:
Equipment acquired under finance leases	198	48

See accompanying notes to Condensed Consolidated Financial Statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION AND OPERATIONS OF THE COMPANY

Willdan Group, Inc. (“Willdan” or the “Company”) is a provider of professional, technical and consulting services to utilities, private industry, and public agencies at all levels of government. As resource and infrastructure needs undergo continuous change, the Company helps organizations and their communities evolve and thrive by providing a wide range of technical services for energy solutions, and government infrastructure. Through engineering, program management, policy advisory, and software and data management, the Company designs and delivers trusted, comprehensive, innovative, and proven solutions to improve efficiency, resiliency, and sustainability in energy and infrastructure.

The Company’s broad portfolio of services operates within two financial reporting segments: (1) Energy and (2) Engineering and Consulting. The interfaces and synergies between these segments are important elements of the Company’s strategy to design and deliver trusted, comprehensive, innovative, and proven solutions for its customers.

The accounting policies followed by the Company are set forth in Part II, Item 8, Note 1, Organization and Operations of the Company, of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2023. In the opinion of management, all adjustments necessary to fairly state the Condensed Consolidated Financial Statements have been made. All such adjustments are of a normal, recurring nature. Certain information and footnote disclosures normally included in the Consolidated Financial Statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These Condensed Consolidated Financial Statements and related notes thereto should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2023. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

Fiscal Years

The Company operates and reports its annual financial results based on 52 or 53-week periods ending on the Friday closest to December 31. The Company operates and reports its quarterly financial results based on the 13-week period ending on the Friday closest to June 30, September 30, and December 31 and the 13 or 14-week period ending on the Friday closest to March 31, as applicable. Fiscal year 2024, which ends on December 27, 2024, will be comprised of 52 weeks, with all quarters consisting of 13 weeks each. Fiscal year 2023, which ended on December 29, 2023, was comprised of 52 weeks, with all quarters consisting of 13 weeks each. All references to years in the notes to consolidated financial statements represent fiscal years.

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

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

2. RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements Recently Issued

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU’) No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 amends the rules on income tax disclosures to require entities to disclose specific categories in the rate reconciliation, the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and income tax expense or benefit from continuing operations (separated by federal, state, and foreign). In addition, ASU 2023-09 requires entities to disclose their income tax payments to international, federal, state, and local jurisdictions, among other changes. The amendments can be applied on a prospective basis although retrospective application is permitted. The amendments are effective for the fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact this update will have on its Consolidated Financial Statements.

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 expands segment disclosure requirements through enhanced disclosures related to significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), a description of other segment items by reportable segment, and any additional measures of a segment's profit or loss used by the CODM when deciding how to allocate resources. All disclosure requirements under ASU 2023-07 are also required for public entities with a single reportable segment. The amendments are effective for the fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact this update will have on its Consolidated Financial Statements.

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

Many of the Company’s fixed price contracts involve a high degree of subcontracted fixed price effort and, usually, are relatively short in duration, thereby lowering the risks of not properly estimating the percent complete. Revenue on time-and-materials and unit-based contracts is recognized as the work is performed in accordance with the specific rates and terms of the contract. The Company recognizes revenues for time-and-materials contracts based upon the actual hours incurred during a reporting period at contractually agreed upon rates per hour and also includes in revenue all reimbursable costs incurred during a reporting period. Certain of the Company’s time-and-materials contracts are subject to maximum contract values and, accordingly, when revenue is expected to exceed the maximum contract value, these contracts are generally recognized under the percentage-of-completion method, consistent with fixed price contracts. For unit-based contracts, the Company recognizes the contract price of units of a basic production product as revenue when the production product is delivered during a period. Revenue for amounts that have been billed but not earned is deferred, and such deferred revenue is referred to as contract liabilities in the accompanying condensed consolidated balance sheets. The Company also derives revenue from software licenses and professional services and maintenance fees. In accordance with ASC 606, the Company performs an assessment of each contract to identify the performance obligations, determine the overall transaction price for the contract, allocate the transaction price to the performance obligations, and recognize the revenue when the performance obligations are satisfied. The Company utilizes the residual approach by which it estimates the standalone selling price by reference to the total transaction price less the sum of the observable standalone selling prices of other goods or services promised in the contract. The software license revenue is typically recognized at a point in time when control is transferred to the client, which is defined as the point in time when the client can use and benefit from the license. The software license is delivered before related services are provided and is functional without services, updates, or technical support. Related professional services include training and support services in which the standalone selling price is determined based on an input measure of hours incurred to total estimated hours and is recognized over time, which usually is the life of the contract.

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

Retainage, included in contract assets, represents amounts withheld from billings to the Company’s clients pursuant to provisions in the contracts and may not be paid to the Company until specific tasks are completed or the project is completed and, in some instances, for even longer periods. As of March 29, 2024 and December 29, 2023, contract assets included retainage of approximately $16.1 million and $14.3 million, respectively.

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
(Unaudited)

4. SUPPLEMENTAL FINANCIAL STATEMENT DATA

Restricted Cash

The following table provides a reconciliation of cash and cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows:

	March 29,	December 29,
	2024	2023
	(in thousands)
Cash and cash equivalents	$46,925	$23,397
Restricted cash	—	—
Total cash, cash equivalents, and restricted cash shown in the consolidated statement of cash flows	$46,925	$23,397

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

Equipment and Leasehold Improvements

	March 29,	December 29,
	2024	2023
	(in thousands)
Furniture and fixtures	$4,403	$4,379
Computer hardware and software	46,384	44,594
Leasehold improvements	3,466	3,382
Equipment under finance leases	6,245	6,139
Automobiles, trucks, and field equipment	3,388	3,373
Subtotal	63,886	61,867
Accumulated depreciation and amortization	(36,347)	(34,770)
Equipment and leasehold improvements, net	$27,539	$27,097

Included in accumulated depreciation and amortization is $0.4 million and $1.3 million of amortization expense related to equipment held under finance leases for the three months ended March 29, 2024 and for fiscal year 2023, respectively.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Accrued Liabilities

	March 29,	December 29,
	2024	2023
	(in thousands)
Accrued subcontractor costs	$22,896	$30,196
Accrued bonuses	4,542	14,423
Employee withholdings	4,779	3,123
Compensation and payroll taxes	4,163	3,125
Rebate and other	—	139
Accrued accounting costs and taxes	2,031	3,123
Total accrued liabilities	$38,411	$54,129

Goodwill

	December 29,	Additional	Additions /	March 29,
	2023	Purchase Cost	Adjustments	2024
	(in thousands)
Reporting Unit:
Energy	$129,375	$—	$—	$129,375
Engineering and Consulting	1,769	—	—	1,769
	$131,144	$—	$—	$131,144

The Company tests its goodwill at least annually for possible impairment. The Company completes its annual testing of goodwill as of the last day of the first month of its fourth fiscal quarter each year to determine whether there is a potential impairment. In addition to the Company’s annual test, it regularly evaluates whether events and circumstances have occurred that may indicate a potential impairment of goodwill. The Company evaluated the current economic environment and noted that it does not believe it is more likely than not that goodwill was impaired as of March 29, 2024.

Intangible Assets

	March 29, 2024		December 29, 2023
	Gross	Accumulated	Gross	Accumulated	Amortization
	Amount	Amortization	Amount	Amortization	Period
	(in thousands)				(in years)
Finite:
Backlog	$8,306	$8,148	$8,306	$8,095	1.0
Tradename	15,936	12,835	15,936	12,695	2.5	-	6.0
Non-compete agreements	1,613	1,452	1,613	1,440	4.0	-	5.0
Developed technology	15,810	14,791	15,810	14,521	8.0
Customer relationships	58,149	32,503	58,149	31,107	5.0	-	8.0
Total intangible assets	$99,814	$69,729	$99,814	$67,858

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

5. DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses certain interest rate derivative contracts to hedge interest rate exposures on its variable rate debt. The Company’s hedging program is not designated for trading or speculative purposes.

The Company recognizes derivative instruments as either assets or liabilities on the accompanying condensed consolidated balance sheets at fair value. The Company records changes in the fair value (i.e., gains or losses) of the derivatives that have been designated as cash flow hedges in its consolidated balance sheets as accumulated other comprehensive income (loss) and in its consolidated statements of comprehensive income (loss) as a loss or gain on cash flow hedge valuation.

On November 30, 2023, the Company entered into an interest rate swap agreement that the Company designated as cash flow hedge to fix the variable interest rate on a portion of the Company’s term loan (see Note 6, “Debt Obligations” for information regarding our indebtedness). The interest rate swap agreement has a total notional amount of $50.0 million, has a fixed annual interest rate of 4.77%, and expires on September 29, 2026. As of March 29, 2024, the effective portion of the Company’s interest rate swap agreement designated as a cash flow hedge before tax effects was $0.5 million, of which no amounts were reclassified from accumulated other comprehensive income (loss) to interest expense in the three months ended March 29, 2024. The Company expects to reclassify $0.1 million from accumulated other comprehensive income (loss) to interest expense within the next twelve months.

The fair values of the Company’s outstanding derivatives designated as hedging instruments were as follows:

		Fair Value of Derivative
		Instruments as of
	Balance Sheet Location	March 29, 2024	December 29, 2023
		(in thousands)
Interest rate swap agreement	Current assets	$140	$46
Interest rate swap agreement	Other noncurrent liabilities	(431)	(887)

The impact of the effective portions of derivative instruments in cash flow hedging relationships and fair value relationships on other comprehensive income (loss) was $0.4 million for the three months ended March 29, 2024.

The accumulated balances and reporting period activities for the periods below related to reclassifications out of accumulated other comprehensive income (loss) are summarized as follows:

	Gain (Loss) on	Accumulated Other
	Derivative Instruments	Comprehensive Income (Loss)
	(in thousands)
Balances at December 29, 2023	$(664)	$(664)
Other comprehensive income (loss) before reclassifications	549	549
Amounts reclassified from accumulated other comprehensive income (loss):	—	—
Income tax benefit (expense) related to derivative instruments	(115)	(115)
Net current-period other comprehensive income (loss)	434	434
Balances at March 29, 2024	$(230)	$(230)

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

6. DEBT OBLIGATIONS

Debt obligations, excluding obligations under finance leases (see Note 7, Leases, below), consisted of the following:

	March 29,	December 29,
	2024	2023
	(in thousands)
Outstanding borrowings on Term Loan	$96,250	$98,125
Outstanding borrowings on Revolving Credit Facility	—	—
Other debt agreements	174	327
Total debt	96,424	98,452
Issuance costs and debt discounts	(929)	(1,021)
Subtotal	95,495	97,431
Less current portion of long-term debt	8,924	8,452
Long-term debt portion	$86,571	$88,979

The credit agreement governing the Company’s Term Loan and Revolving Credit Facility require the Company to comply with certain financial obligations, including a maximum Net Leverage Ratio and a minimum Fixed Charge Coverage Ratio (as defined in the credit agreement governing the Term Loan and Revolving Credit Facility). The credit agreement also contains customary restrictive covenants. As of March 29, 2024, the Company was in compliance with all these covenants.

In addition, as of March 29, 2024, the Company’s composite interest rate, exclusive of the effects of upfront fees, undrawn fees and issuance cost amortization, was 7.7%.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

7. LEASES

The Company leases certain office facilities under long-term, non-cancellable operating leases that expire at various dates through 2029. In addition, the Company is obligated under finance leases for certain furniture and office equipment that expire at various dates through 2028.

From time to time, the Company enters into non-cancelable leases for some of its facility and equipment needs. These leases allow the Company to conserve cash by paying a monthly lease rental fee for the use of facilities and equipment rather than purchasing them. The Company’s leases typically have remaining terms ranging from one to eight years, some of which may include options to extend the leases for up to five years, and some of which may include options to terminate the leases within one year. Currently, all of the Company’s leases contain fixed payment terms. The Company may decide to cancel or terminate a lease before the end of its term, in which case the Company is typically liable to the lessor for the remaining lease payments under the term of the lease. Additionally, all of the Company’s month-to-month leases are cancelable by the Company or the lessor, at any time, and are not included in the Company’s right-of-use asset or lease liability. As of March 29, 2024, the Company had no leases with residual value guarantees. Typically, the Company has purchase options on the equipment underlying its long-term leases. The Company may exercise some of these purchase options when the need for equipment is on-going and the purchase option price is attractive. Nonperformance-related default covenants, cross-default provisions, subjective default provisions and material adverse change clauses contained in material lease agreements, if any, are also evaluated to determine whether those clauses affect lease classification in accordance with ASC Topic 842-10-25. Leases are accounted for as operating or financing leases, depending on the terms of the lease.

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

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following is a summary of the Company’s lease expense:

	Three Months Ended
	March 29,	March 31,
	2024	2023
	(in thousands)
Operating lease cost	$1,527	$1,493
Sublease Income	(14)	—
Finance lease cost:
Amortization of assets	355	311
Interest on lease liabilities	31	22
Total net lease cost	$1,899	$1,826

The following is a summary of lease information presented on the Company’s consolidated balance sheet:

	March 29,	December 29,
	2024	2023
	(in thousands)
Operating leases:
Right-of-use assets	$12,803	$12,465

Lease liability	$4,677	$4,537
Lease liability, less current portion	9,948	9,758
Total lease liabilities	$14,625	$14,295

Finance leases (included in equipment and leasehold improvements, net):
Equipment and leasehold improvements, net	$6,245	$6,139
Accumulated depreciation	(4,099)	(3,837)
Total equipment and leasehold improvements, net	$2,146	$2,302

Finance lease obligations	$1,111	$1,186
Finance lease obligations, less current portion	1,112	1,184
Total finance lease obligations	$2,223	$2,370

Weighted average remaining lease term (in years):
Operating Leases	3.32	3.43
Finance Leases	2.25	2.31

Weighted average discount rate:
Operating Leases	6.67%	6.09%
Finance Leases	5.59%	5.19%

Rent expense was $1.7 million and $1.6 million for the three months ended March 29, 2024 and March 31, 2023, respectively.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following is a summary of other information and supplemental cash flow information related to finance and operating leases:

	Three Months Ended
	March 29,	March 31,
	2024	2023
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$1,569	$1,570
Operating cash flow from finance leases	31	22
Financing cash flow from finance leases	345	303

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$1,627	$2,120

The following is a summary of the maturities of lease liabilities as of March 29, 2024:

	Operating	Finance
	(in thousands)
Fiscal year:
Remainder of 2024	$4,254	$1,013
2025	5,069	782
2026	4,235	448
2027	1,935	112
2028	1,108	18
2029 and thereafter	94	—
Total lease payments	16,695	2,373
Less: Imputed interest	(2,070)	(150)
Total lease obligations	14,625	2,223
Less: Current obligations	4,677	1,111
Noncurrent lease obligations	$9,948	$1,112

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

During the three months ended March 29, 2024 and March 31, 2023, the Company made matching contributions of $1.1 million and $1.0 million, respectively.

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

The Company manages Genesys and has the power to direct the activities that most significantly impact Genesys’s performance, in addition to being obligated to absorb expected losses from Genesys. Accordingly, the Company is the primary beneficiary of Genesys and consolidates Genesys as a VIE. In addition, the Company concluded there is no noncontrolling interest related to the consolidation of Genesys because the Company determined that (i) the shareholder of Genesys does not have more than a nominal amount of equity investment at risk, (ii) WES absorbs the expected losses of Genesys through its deferral of Genesys’s service fees owed to WES and the Company has, since entering into the administrative services agreement, had to continuously defer service fees for Genesys, and (iii) the Company believes Genesys will continue to have a shortfall on payment of its service fees for the foreseeable future, leaving no expected residual returns for the shareholder. As of March 29, 2024, the Company had one VIE — Genesys.

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

There were no intersegment sales during the three months ended March 29, 2024 and March 31, 2023. The Company’s chief operating decision maker evaluates the performance of each segment based upon income or loss from operations before income taxes. Certain segment asset information including expenditures for long-lived assets has not been presented as it is not reported to or reviewed by the chief operating decision maker. In addition, enterprise-wide service line contract revenue is not included as it is impracticable to report this information for each group of similar services.

Financial information with respect to the reportable segments and reconciliation to the amounts reported in the Company’s Condensed Consolidated Financial Statements is as follows:

		Engineering	Unallocated		Consolidated
	Energy	& Consulting	Corporate	Intersegment	Total
	(in thousands)
Fiscal Three Months Ended March 29, 2024
Contract revenue	$100,746	$21,743	$-	$-	$122,489
Depreciation and amortization	3,236	356	-	-	3,592
Interest expense, net	1	-	2,136	-	2,137
Segment profit (loss) before income tax expense	4,311	2,344	(2,727)	-	3,928
Income tax expense (benefit)	1,083	588	(685)	-	986
Net income (loss)	3,229	1,756	(2,043)	-	2,942
Segment assets (1)	318,808	26,613	85,609	(23,130)	407,900
Fiscal Three Months Ended March 31, 2023
Contract revenue	$83,285	$19,318	$-	$-	$102,603
Depreciation and amortization	3,924	276	-	-	4,200
Interest expense, net	2	-	2,464	-	2,466
Segment profit (loss) before income tax expense	2,771	2,587	(3,670)	-	1,688
Income tax expense (benefit)	1,241	1,158	(1,643)	-	756
Net income (loss)	1,530	1,428	(2,026)	-	932
Segment assets (1)	323,578	23,587	69,332	(23,130)	393,367
(1)	Segment assets are presented net of intercompany receivables.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following tables provide information about disaggregated revenue by contract type, client type and geographical region:

	Three months ended March 29, 2024
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$8,537	$16,399	$24,936
Unit-based	46,957	4,511	51,468
Fixed price	45,252	833	46,085
Total (1)	$100,746	$21,743	$122,489

Client Type
Commercial	$7,203	$1,580	$8,783
Government	35,820	20,098	55,918
Utilities (2)	57,723	65	57,788
Total (1)	$100,746	$21,743	$122,489

Geography (3)
Domestic	$100,746	$21,743	$122,489

	Three months ended March 31, 2023
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$7,709	$14,554	$22,263
Unit-based	44,927	3,616	48,543
Fixed price	30,649	1,148	31,797
Total (1)	$83,285	$19,318	$102,603

Client Type
Commercial	$6,719	$1,164	$7,883
Government	26,075	18,095	44,170
Utilities (2)	50,491	59	50,550
Total (1)	$83,285	$19,318	$102,603

Geography (3)
Domestic	$83,285	$19,318	$102,603
(1)	Amounts may not add to the totals due to rounding.
(2)	Includes the portion of revenue related to small business programs paid by the end user/customer.
(3)	Revenue from the Company’s foreign operations were not material for the three months ended March 29, 2024 and March 31, 2023.

Geographical Information

Substantially all of the Company’s consolidated revenue was derived from its operations in the U.S. The Company operates through a network of offices spread across 22 U.S. states, the District of Columbia, the Commonwealth of Puerto Rico, and Canada. Revenues from the Company’s Puerto Rican and Canadian operations were not material for the three months ended March 29, 2024 nor the three months ended March 31, 2023.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Customer Concentration

For the three months ended March 29, 2024 and March 31, 2023, the Company’s top 10 customers accounted for 49.2%, and 52.2%, respectively, of the Company’s consolidated contract revenue.

For the three months ended March 29, 2024, the Company had no individual customers that accounted for more than 10% of its consolidated contract revenue. For the three months ended March 31, 2023, the Company had one customer, the Los Angeles Department of Water and Power (“LADWP”), that accounted for 11.1% of its consolidated contract revenues.

On a segment basis, the Company had individual customers that accounted for more than 10% of its segment contract revenues. For the three months ended March 29, 2024, the Company derived 10.7% of its Energy segment revenues from one customer, LADWP, and no single customer accounted for 10% or more of the Company’s Engineering and Consulting segment revenues. For the three months ended March 31, 2023, the Company derived 13.7% of its Energy segment revenues from one customer, LADWP, and no single customer accounted for 10% or more of its Engineering and Consulting segment revenues.

On a geographical basis, the Company’s largest clients are based in California and New York. For the three months ended March 29, 2024 and March 31, 2023, services provided to clients in California accounted for 43.5% and 42.4%, respectively, of the Company’s consolidated contract revenue, and services provided to clients in New York accounted for 27.1% and 24.5%, respectively, of the Company’s consolidated contract revenue.

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

At the end of fiscal year 2023, the Company’s total valuation allowance was $1.2 million, remaining unchanged from the end of fiscal year 2022. As of March 29, 2024, the Company assessed all available positive and negative evidence available to determine whether, based on the weight of that evidence, there was a change in judgment related to the utilization of deferred tax assets in future years. The Company concluded that as of March 29, 2024, the valuation allowance for the Company’s deferred tax assets was appropriate in accordance with ASC 740. Consequently, there was no change to the valuation allowance during the three months ended March 29, 2024.

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

The Company recognizes the tax benefit from uncertain tax positions if it is more likely than not that the tax positions will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefit is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. During the three months ended March 29, 2024, and the three months ended March 31, 2023, the Company did not record a liability for uncertain tax positions.

Based on the Company’s estimates and determination of an effective tax rate for the year, the Company recorded an income tax expense of $1.0 million for the three months ended March 29, 2024, compared to an income tax expense of $0.8 million for the three months ended March 31, 2023. During the three months ended March 29, 2024, the difference between the effective tax rate and the federal statutory rate was primarily attributable to state taxes, non-deductible stock compensation, nondeductible executive compensation, research and development tax credits, and the commercial building energy efficiency deduction. During the three months ended March 31, 2023, the difference between the effective tax rate and the federal statutory rate was primarily attributable to state taxes, non-deductible stock compensation, nondeductible executive compensation, research and development tax credits, and the commercial building energy efficiency deduction.

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

The following table sets forth the number of weighted-average common shares outstanding used to compute basic and diluted EPS:

	Three months ended
	March 29,	March 31,
	2024	2023
	(in thousands, except per share amounts)
Net income (loss)	$2,942	$932
Weighted-average common shares outstanding	13,605	13,266
Effect of dilutive stock options and restricted stock awards	305	204
Weighted-average common shares outstanding-diluted	13,910	13,470
Earnings (Loss) per share:
Basic	$0.22	$0.07
Diluted	$0.21	$0.07

For the three months ended March 29, 2024 and March 31, 2023, the Company excluded 335,000 and 397,000 common shares subject to outstanding equity awards, respectively, from the calculation of diluted shares because their impact would have been anti-dilutive.

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

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

13. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, Subsequent Events, the Company evaluates subsequent events up until the date the Condensed Consolidated Financial Statements are issued. As of May 2, 2024, there were no subsequent events required to be reported.

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

Results of Operations

First Quarter Overview

The following table sets forth, for the periods indicated, certain information derived from our consolidated statements of comprehensive income(1):

	Three Months Ended
	March 29,		March 31,
	2024		2023		$ Change	% Change

	(in thousands, except percentages)

Contract revenue	$122,489	100.0%	$102,603	100.0%	$19,886	19.4%
Direct costs of contract revenue:
Salaries and wages	21,512	17.6	20,410	19.9	1,102	5.4
Subcontractor services and other direct costs	53,559	43.7	40,912	39.9	12,647	30.9
Total direct costs of contract revenue	75,071	61.3	61,322	59.8	13,749	22.4

Gross profit	47,418	38.7	41,281	40.2	6,137	14.9

General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	26,509	21.6	22,385	21.8	4,124	18.4
Facilities and facilities related	2,445	2.0	2,278	2.2	167	7.3
Stock-based compensation	1,390	1.1	1,533	1.5	(143)	(9.3)
Depreciation and amortization	3,592	2.9	4,200	4.1	(608)	(14.5)
Other	8,121	6.6	6,871	6.7	1,250	18.2
Total general and administrative expenses	42,057	34.3	37,267	36.3	4,790	12.9

Income (loss) from operations	5,361	4.4	4,014	3.9	1,347	33.6

Other income (expense):
Interest expense	(2,137)	(1.7)	(2,466)	(2.4)	329	(13.3)
Other, net	704	0.6	140	0.1	564	402.9
Total other income (expense)	(1,433)	(1.2)	(2,326)	(2.3)	893	(38.4)

Income (Loss) before income tax expense	3,928	3.2	1,688	1.6	2,240	132.7
Income tax expense (benefit)	986	0.8	756	0.7	230	30.4
Net income (loss)	$2,942	2.4	$932	0.9	$2,010	215.7

(1)	Percentages are expressed as a percentage of contract revenue and may not total due to rounding.

The following tables provides information about disaggregated revenue of our two segments, Energy and Engineering and Consulting, by contract type, client type and geographical region:

	Three months ended March 29, 2024
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$8,537	$16,399	$24,936
Unit-based	46,957	4,511	51,468
Fixed price	45,252	833	46,085
Total (1)	$100,746	$21,743	$122,489

Client Type
Commercial	$7,203	$1,580	$8,783
Government	35,820	20,098	55,918
Utilities (2)	57,723	65	57,788
Total (1)	$100,746	$21,743	$122,489

Geography (3)
Domestic	$100,746	$21,743	$122,489

	Three months ended March 31, 2023
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$7,709	$14,554	$22,263
Unit-based	44,927	3,616	48,543
Fixed price	30,649	1,148	31,797
Total (1)	$83,285	$19,318	$102,603

Client Type
Commercial	$6,719	$1,164	$7,883
Government	26,075	18,095	44,170
Utilities (2)	50,491	59	50,550
Total (1)	$83,285	$19,318	$102,603

Geography (3)
Domestic	$83,285	$19,318	$102,603

(1)	Amounts may not add to the totals due to rounding.
(2)	Includes the portion of revenue related to small business programs paid by the end user/customer.
(3)	Revenue from our foreign operations were immaterial for the three months ended March 29, 2024 and March 31, 2023.

Three Months Ended March 29, 2024 Compared to Three Months Ended March 31, 2023

Contract revenue. Consolidated contract revenue increased $19.9 million, or 19.4%, in the three months ended March 29, 2024, compared to the three months ended March 31, 2023, due to incremental revenues in both our Energy segment and our Engineering and Consulting segment.

Contract revenue in our Energy segment increased $17.5 million, or 21.0%, in the three months ended March 29, 2024, compared to the three months ended March 31, 2023, primarily as a result of increases in construction management revenues and utility program revenues.

Contract revenue in our Engineering and Consulting segment increased $2.4 million, or 12.6%, in the three months ended March 29, 2024, compared to the three months ended March 31, 2023, primarily due to increased demand for services provided to our clients.

Direct costs of contract revenue. Direct costs of consolidated contract revenue increased $13.7 million, or 22.4%, for the three months ended March 29, 2024, compared to the three months ended March 31, 2023, primarily as a result of the increase, and change of mix, in contract revenues as described above. As a percentage of contract revenue, direct salaries and wages decreased to 17.6% in the three months ended March 29, 2024 from 19.9% in the three months ended March 31, 2023, while subcontractor services and other direct costs increased to 43.7% in the three months ended March 29, 2024 from 39.9% in the three months ended March 31, 2023.

Direct costs of contract revenue in our Energy segment increased $12.9 million, or 24.7%, for the three months ended March 29, 2024, compared to the three months ended March 31, 2023. Direct costs of contract revenue for the Engineering and Consulting segment increased $0.8 million, or 9.7%, in the three months ended March 29, 2024, compared to the three months ended March 31, 2023.

Subcontractor services and other direct costs increased by $12.6 million, or 30.9%, in the three months ended March 29, 2024, compared to the three months ended March 31, 2023, primarily due to the increase in construction management revenues, which utilize a higher percentage of material cost and installation subcontracting. Salaries and wages increased by $1.1 million, or 5.4%, in the three months ended March 29, 2024, compared to the three months ended March 31, 2023, primarily as a result of the increases in contract revenue as described above.

Gross Profit. Gross profit increased 14.9% to $47.4 million, or 38.7% gross margin, for the three months ended March 29, 2024, compared to gross profit of $41.3 million, or 40.2% gross margin, for the three months ended March 31, 2023. The decrease in our gross margin was primarily driven by changes in the mix of revenues as described above.

General and administrative expenses. General and administrative (“G&A”) expenses increased $4.8 million, or 12.9%, in the three months ended March 29, 2024, compared to the three months ended March 31, 2023. G&A expenses consisted of an increase of $3.2 million in the Energy segment combined with an increase of $1.8 million in the Engineering and Consulting segment, partially offset by a decrease of $0.2 million in unallocated corporate expenses.

Within G&A expenses, the increase of $4.1 million in salaries and wages, payroll taxes and employee benefits, combined with the increase of $1.3 million in other general and administrative expenses was partially offset by a decrease of $0.6 million in depreciation and amortization. The increase in salaries and wages, payroll taxes and employee benefits was primarily due to an increase in incentive compensation, consistent with the improvement in operating profit, and higher fringe benefit costs. The increase in other general and administrative expenses was primarily due to increased professional service fees and computer-related expenses. The decrease in depreciation and amortization was primarily related to lower amortization of intangible assets from prior acquisitions.

Income (loss) from operations. Operating income increased 33.6% to $5.4 million for the three months ended March 29, 2024, compared to an operating income of $4.0 million for the three months ended March 31, 2023, as a result of the factors noted above.

Total other expense, net. Total other expense, net, decreased $0.9 million, or 38.4%, for the three months ended March 29, 2024, compared to the three months ended March 31, 2023, primarily due to increased interest income related to our higher cash balances, combined with lower interest expense resulting from the reduced interest rate margin under our credit facilities.

Income tax expense (benefit). We recorded an income tax expense of $1.0 million for the three months ended March 29, 2024, an effective tax rate of 25.1% on income before income tax expense, compared to an income tax expense of $0.8 million for the three months ended March 31, 2023, an effective tax rate of 44.8% on income before tax expense. The reduction in the effective tax rate resulted from increases in discrete items related to stock compensation deductions.

Net income (loss). Our net income was $2.9 million for the three months ended March 29, 2024, as compared to a net income of $0.9 million for the three months ended March 31, 2023. The increase in net income was primarily attributable to the increase in income from operations combined with the decrease in total other expense, net and the lower effective tax rate.

Liquidity and Capital Resources

	Three Months Ended
	March 29,	March 31,
	2024	2023
	(in thousands)
Net cash provided by (used in):
Operating activities	$26,949	$17,292
Investing activities	(1,952)	(3,475)
Financing activities	(1,469)	(15,449)
Net increase (decrease) in cash and cash equivalents	$23,528	$(1,632)

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

As of March 29, 2024, we had a fully drawn $100 million term loan with $96.3 million outstanding (the “Term Loan”), and a $50.0 million Revolving Credit Facility with no borrowed amounts and $1.6 million in letters of credit issued, each scheduled to mature on September 29, 2026. In addition, as of March 29, 2024, we had $46.9 million of unrestricted cash and cash equivalents.

As of March 29, 2024, unhedged borrowings under our Credit Facilities, exclusive of the effects of upfront fees, undrawn fees and issuance cost amortization, bore interest at an annual rate of 7.7%. See Part I, Item 1, Note 6, “Debt Obligations”, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, and Part II, Item 8, Note 6, “Debt Obligations”, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2023, for information regarding our indebtedness, including information about borrowings and repayments, principal repayment terms, interest rates, covenants, and other key terms of our outstanding indebtedness.

Cash Flows from Operating Activities

Cash flows provided by operating activities were $26.9 million for the three months ended March 29, 2024, as compared to cash flows provided by operating activities of $17.3 million for the three months ended March 31, 2023. Cash flows from operating activities primarily consists of net income, adjusted for non-cash charges, such as depreciation and amortization and stock-based compensation, plus or minus changes in current operating assets and liabilities. Cash flows provided by operating activities for the three months ended March 29, 2024, resulted primarily from the increase in earnings and lower working capital requirements due to a reduction in revenues from the three months ended December 29, 2023 to the three months ended March 29, 2024. Cash flows provided by operating activities for the three months ended March 31, 2023, resulted primarily from the changing mix of revenues, combined with lower working capital requirements due to a reduction in revenues from the three months ended December 30, 2022 to the three months ended March 31, 2023.

Cash Flows from Investing Activities

Cash flows used in investing activities were $2.0 million for the three months ended March 29, 2024 as compared to cash flows used in investing activities of $3.5 million for the three months ended March 31, 2023. Cash flows used in investing activities for the three months ended March 29, 2024 and for the three months ended March 31, 2023, were primarily due to cash paid for the development of software and the purchase of computers and equipment.

Cash Flows from Financing Activities

Cash flows used in financing activities were $1.5 million for the three months ended March 29, 2024, as compared to cash flows used in financing activities of $15.5 million for the three months ended March 31, 2023. Cash flows used in financing activities for the three months ended March 29, 2024 were primarily attributable to the repayments of $1.9 million under our Term Loan, and $0.8 million cash used to pay withholding taxes on stock grants, partially offset by $1.4 million of proceeds from sales of common stock under employee stock purchase plan. Cash flows used in financing activities for the three months ended March 31, 2023 were primarily attributable to the disbursement of the $10.7 million in restricted cash for utility rebate incentives and repayments of $5.3 million under our term loan facility and revolving line of credit.

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

Short and Long-term Uses of Cash

General

Our principal uses of cash are to fund operating expenses, support working capital requirements, finance capital expenditures, and pay down outstanding debt. From time to time, we also use cash to help fund business acquisitions. Our cash and cash equivalents are impacted by the timing of when we invoice and are paid by our customers for services rendered and when we pay expenses as reflected in the change in our outstanding accounts payable and accrued expenses.

Contractual Obligations

The following table sets forth our known contractual obligations as of March 29, 2024:

		Less than			More than
Contractual Obligations	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
	(in thousands)
Debt (1)	$95,495	$8,924	$86,571	$—	$—
Interest payments on debt outstanding (2)	16,238	6,998	9,240	—	—
Operating leases	14,625	4,677	7,585	2,279	84
Finance leases	2,223	1,111	1,015	97	—
Total contractual cash obligations	$128,581	$21,710	$104,411	$2,376	$84
(1)	Debt includes $96.3 million outstanding on our Term Loan, net of issuance costs, and no borrowed amounts outstanding on our Revolving Credit Facility as of March 29, 2024. We have assumed no future borrowings or repayments (other than at maturity) for purposes of this table. Our Term Loan is scheduled to mature on September 29, 2026.
(2)	Borrowings under our Term Loan and Revolving Credit Facility bear interest at a variable rate. Future interest payments on our Credit Facility are estimated using floating rates in effect as of March 29, 2024.

Outstanding Indebtedness

See Part I, Item 1, Note 6, “Debt Obligations”, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, and Part II, Item 8, Note 6, “Debt Obligations”, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2023, for information regarding our indebtedness, including information about new borrowings and repayments, principal repayment terms, interest rates, covenants, and other key terms of our outstanding indebtedness.

Interest Rate Swap

From time to time, we enter into interest rate swap agreements to moderate our exposure to fluctuations in interest rates underlying our variable rate debt. For more information, see Part I, Item 3, “Quantitative and Qualitative Disclosures About Market Risk”, and Note 5, “Derivative Financial Instruments”, to the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

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

Components of Revenue and Expense

Contract Revenue

We generally provide our services under contracts, purchase orders or retainer letters. The agreements we enter into with our clients typically incorporate one of three principal types of pricing provisions: time-and-materials, unit-based, and fixed price. Revenue on our time-and-materials and unit-based contracts are recognized as the work is performed in accordance with specific terms of the contract. As of March 29, 2024, 20% of our contracts are time-and-materials contracts, 42% are unit-based contracts, and 38% are fixed price contracts, compared to 22% are time-and-materials contracts, 47% are unit-based contracts, and 31% are fixed price contracts, as of March 31, 2023.

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

There have been no material changes in our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for our fiscal year ended December 29, 2023. Please refer to Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 29, 2023 for a discussion of our critical accounting policies and estimates.

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

As of March 29, 2024, we had cash and cash equivalents of $46.9 million. This amount represents cash on hand in business checking accounts with BMO Bank, N.A. We do not engage in trading activities and do not participate in foreign currency transactions.

We are subject to interest rate risk in connection with our Term Loan and borrowings, if any, under our Revolving Credit Facility, each of which bears interest at variable rates. As of March 29, 2024, $96.3 million was outstanding under our Term Loan, and we had no borrowed amounts outstanding and $1.6 million in letters of credit were issued under our Revolving Credit Facility. Each of our Term Loan and Revolving Credit Facility mature on September 29, 2026 and are governed by our Credit Agreement.

Pursuant to the Credit Agreement, (as described in Part II, Item 8, Note 6, “Debt Obligations”, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2023), borrowings under the Credit Agreement bear interest at either a Base Rate (as defined in the Credit Agreement) or the adjusted Secured Overnight Financing Rate (“SOFR”), at the Company’s option, and in each case, plus an applicable margin, which applicable margin ranges from 0.75% to 2.00% with respect to Base Rate borrowings and 1.75% to 3.00% with respect to SOFR borrowings, depending on the Company’s Total Net Leverage Ratio (as defined in the Credit Agreement); provided, that SOFR and the Base Rate cannot be less than 0.00%, with the specific pricing reset on each date on which the Administrative Agent receives the required financial statements under the Credit Agreement for the fiscal quarter then ended. The Company must also pay a commitment fee for the unused portion of the Revolving Credit Facility, which ranges from 0.20% to 0.40% per annum depending on the Company’s Total Net Leverage Ratio, and fees on the face amount of any letters of credit outstanding under the Revolving Credit Facility, which range from 1.3125% to 2.25% per annum, in each case, depending on the Company’s Total Net Leverage Ratio, as well as customary fronting fees payable to BMO as letter of credit issuer.

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

Based upon the amount of our outstanding indebtedness as of March 29, 2024, a one percentage point increase in the effective interest rate, inclusive of our interest rate swap agreement, would change our annual interest expense by approximately $0.5 million in fiscal year 2024.

ITEM 4.  Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15-d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as controls and other procedures that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to our management, including our including our President and Chief Executive Officer, Michael A. Bieber, and our Chief Financial Officer and Executive Vice President, Creighton K. Early, as appropriate to allow timely decisions regarding required disclosure.

In connection with the preparation of this Quarterly Report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 29, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, as of March 29, 2024.

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

ITEM 1A. Risk Factors

There are no material changes to the risk factors set forth in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 29, 2023.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the fiscal quarter ended March 29, 2024, we made the following repurchases of shares of our common stock from employees to satisfy tax withholding obligations incurred in connection with the vesting of restricted stock:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Programs
December 30, 2023 – January 26, 2024	—	—	—	—
January 27, 2024 – February 23, 2024	—	—	—	—
February 24, 2024 – March 29, 2024	31,872	$24.55	—	—
TOTAL	31,872	$24.45	—	—

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

10.1

Consulting Agreement by and between the Company and Thomas D. Brisbin, dated February 28, 2024 (incorporated by reference to Exhibit 10.1 to Willdan Group, Inc.’s Current Report on Form 8-K, filed with the SEC on February 29, 2024).

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
May 2, 2024