Form 10-Q
period 2024-06-28
Willdan Group, Inc.
filed 2024-08-02
CIK 1370450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2024

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

As of July 31, 2024, there were 13,994,421 shares of common stock, $0.01 par value per share, of Willdan Group, Inc. issued and outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(Unaudited)

	June 28,	December 29,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$44,267	$23,397
Restricted cash	—	—
Accounts receivable, net of allowance for doubtful accounts of $898 and $866 at June 28, 2024 and December 29, 2023, respectively	61,985	69,677
Contract assets	87,872	93,885
Other receivables	218	1,169
Prepaid expenses and other current assets	6,108	3,888
Total current assets	200,450	192,016
Equipment and leasehold improvements, net	28,228	27,097
Goodwill	131,144	131,144
Right-of-use assets	15,338	12,465
Other intangible assets, net	28,279	31,956
Other assets	2,978	4,949
Deferred income taxes, net	14,872	15,961
Total assets	$421,289	$415,588
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$31,917	$33,193
Accrued liabilities	45,305	54,129
Contract liabilities	17,464	13,183
Notes payable	9,530	8,452
Finance lease obligations	1,096	1,186
Lease liability	5,515	4,537
Total current liabilities	110,827	114,680
Notes payable, less current portion	84,164	88,979
Finance lease obligations, less current portion	1,132	1,184
Lease liability, less current portion	11,604	9,758
Other noncurrent liabilities	557	1,142
Total liabilities	208,284	215,743

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 40,000 shares authorized; 13,916 and 13,682 shares issued and outstanding at June 28, 2024 and December 29, 2023, respectively	139	137
Additional paid-in capital	190,882	185,795
Accumulated other comprehensive loss	(129)	(664)
Retained earnings	22,113	14,577
Total stockholders’ equity	213,005	199,845
Total liabilities and stockholders’ equity	$421,289	$415,588

See accompanying notes to Condensed Consolidated Financial Statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2024	2023	2024	2023
Contract revenue	$140,996	$119,077	$263,485	$221,680

Direct costs of contract revenue (inclusive of directly related depreciation and amortization):
Salaries and wages	23,647	21,302	45,159	41,712
Subcontractor services and other direct costs	68,545	57,142	122,104	98,054
Total direct costs of contract revenue	92,192	78,444	167,263	139,766

Gross profit	48,804	40,633	96,222	81,914

General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	26,064	22,416	52,573	44,801
Facilities and facility related	2,405	2,619	4,850	4,897
Stock-based compensation	1,945	1,287	3,335	2,820
Depreciation and amortization	3,629	4,128	7,221	8,328
Other	8,313	7,709	16,434	14,580
Total general and administrative expenses	42,356	38,159	84,413	75,426

Income (Loss) from operations	6,448	2,474	11,809	6,488

Other income (expense):
Interest expense, net	(1,960)	(2,207)	(4,097)	(4,673)
Other, net	826	373	1,530	513
Total other expense, net	(1,134)	(1,834)	(2,567)	(4,160)

Income (Loss) before income taxes	5,314	640	9,242	2,328
Income tax (benefit) expense	720	243	1,706	999
Net income (loss)	4,594	397	7,536	1,329

Other comprehensive income (loss):
Unrealized gain (loss) on derivative contracts, net of tax	101	—	535	—
Comprehensive income (loss)	$4,695	$397	$8,071	$1,329

Earnings (Loss) per share:
Basic	$0.33	$0.03	$0.55	$0.10
Diluted	$0.33	$0.03	$0.54	$0.10

Weighted-average shares outstanding:
Basic	13,725	13,344	13,665	13,305
Diluted	14,074	13,487	14,001	13,481

See accompanying notes to Condensed Consolidated Financial Statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Earnings	Total
Balance at December 29, 2023	13,682	$137	$185,795	$(664)	$14,577	$199,845
Shares of common stock issued in connection with employee stock purchase plan	86	1	1,401	—	—	1,402
Shares of common stock issued in connection with incentive stock plan	19	—	281	—	—	281
Shares used to pay taxes on stock grants	(32)	(1)	(778)	—	—	(779)
Issuance of restricted stock award and units	62	1	(1)	—	—	—
Stock-based compensation expense	—	—	1,390	—	—	1,390
Net income (loss)	—	—	—	—	2,942	2,942
Net unrealized gain on derivative contracts	—	—	—	434	—	434
Balance at March 29, 2024	13,817	$138	$188,088	$(230)	$17,519	$205,515
Shares of common stock issued in connection with incentive stock plan	86	1	855	—	—	856
Shares used to pay taxes on stock grants	—	—	(6)	—	—	(6)
Issuance of restricted stock award and units	13	—	—	—	—	—
Stock-based compensation expense	—	—	1,945	—	—	1,945
Net income (loss)	—	—	—	—	4,594	4,594
Net unrealized gain on derivative contracts	—	—	—	101	—	101
Balance at June 28, 2024	13,916	$139	$190,882	$(129)	$22,113	$213,005

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Earnings	Total
Balance at December 30, 2022	13,296	$133	$177,718	$—	$3,651	$181,502
Shares of common stock issued in connection with employee stock purchase plan	92	1	1,391	—	—	1,392
Shares used to pay taxes on stock grants	(7)	—	(124)	—	—	(124)
Issuance of restricted stock award and units	108	1	(1)	—	—	—
Stock-based compensation expense	—	—	1,533	—	—	1,533
Net income (loss)	—	—	—	—	932	932
Balance at March 31, 2023	13,489	$135	$180,517	$—	$4,583	$185,235
Shares of common stock issued in connection with incentive stock plan	2	—	7	—	—	7
Shares used to pay taxes on stock grants	(4)	—	(64)	—	—	(64)
Issuance of restricted stock award and units	17	—	—	—	—	—
Stock-based compensation expense	—	—	1,287	—	—	1,287
Net income (loss)	—	—	—	—	397	397
Balance at June 30, 2023	13,504	$135	$181,747	$—	$4,980	$186,862

See accompanying notes to Condensed Consolidated Financial Statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended
	June 28,	June 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$7,536	$1,329
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,221	8,328
Other non-cash items	185	162
Deferred income taxes, net	1,089	851
(Gain) loss on sale/disposal of equipment	(17)	(50)
Provision for doubtful accounts	144	146
Stock-based compensation	3,335	2,820
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts receivable	7,548	5,484
Contract assets	6,013	3,760
Other receivables	951	1,921
Prepaid expenses and other current assets	(2,220)	1,055
Other assets	1,971	(4,987)
Accounts payable	(1,276)	6,322
Accrued liabilities	(8,874)	(11,477)
Contract liabilities	4,281	2,365
Right-of-use assets	(49)	880
Net cash (used in) provided by operating activities	27,838	18,909
Cash flows from investing activities:
Purchase of equipment, software, and leasehold improvements	(4,125)	(5,762)
Proceeds from sale of equipment	23	55
Net cash (used in) provided by investing activities	(4,102)	(5,707)
Cash flows from financing activities:
Payments on contingent consideration	—	(4,000)
Payment on restricted cash	—	(10,679)
Payments on notes payable	(172)	(971)
Borrowings under term loan facility and line of credit	—	5,000
Repayments under term loan facility and line of credit	(3,750)	(9,000)
Principal payments on finance leases	(698)	(599)
Proceeds from stock option exercise	1,137	7
Proceeds from sales of common stock under employee stock purchase plan	1,402	1,392
Cash used to pay taxes on stock grants	(785)	(188)
Net cash (used in) provided by financing activities	(2,866)	(19,038)
Net increase (decrease) in cash, cash equivalents and restricted cash	20,870	(5,836)
Cash, cash equivalents and restricted cash at beginning of period	23,397	19,485
Cash, cash equivalents and restricted cash at end of period	$44,267	$13,649
Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$3,983	$4,464
Income taxes	551	(1,696)
Supplemental disclosures of noncash investing and financing activities:
Equipment acquired under finance leases	556	278

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

2. RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements Recently Issued

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 amends the rules on income tax disclosures to require entities to disclose specific categories in the rate reconciliation, the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and income tax expense or benefit from continuing operations (separated by federal, state, and foreign). In addition, ASU 2023-09 requires entities to disclose their income tax payments to international, federal, state, and local jurisdictions, among other changes. The amendments can be applied on a prospective basis although retrospective application is permitted. The amendments are effective for the annual reporting periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact this update will have on its Consolidated Financial Statements.

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

In October 2023, the FASB issued ASU No. 2023-06, “Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative” (“ASU 2023-06”). ASU 2023-06 amends U.S. GAAP to reflect updates and simplifications to certain disclosure and presentation requirements referred to FASB by the Securities and Exchange Commission (“SEC”). The targeted amendments incorporate 14 of the 27 disclosures referred by the SEC into codification. Each amendment in ASU 2023-06 is effective on either the date on which the SEC’s removal of the related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, or on June 30, 2027, if the SEC has not removed the requirements by that date. The Company does not believe the amendments in ASU 2023-06 will have a material impact in any of the Company’s current disclosures.

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

Retainage, included in contract assets, represents amounts withheld from billings to the Company’s clients pursuant to provisions in the contracts and may not be paid to the Company until specific tasks are completed or the project is completed and, in some instances, for even longer periods. As of June 28, 2024 and December 29, 2023, contract assets included retainage of approximately $17.6 million and $14.3 million, respectively.

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
(Unaudited)

4. SUPPLEMENTAL FINANCIAL STATEMENT DATA

Restricted Cash

The following table provides a reconciliation of cash and cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows:

	June 28,	December 29,
	2024	2023
	(in thousands)
Cash and cash equivalents	$44,267	$23,397
Restricted cash	—	—
Total cash, cash equivalents, and restricted cash shown in the consolidated statement of cash flows	$44,267	$23,397

Under certain utility contracts, the Company periodically receives cash deposits to be held in trust for the payment of energy incentive rebates to be sent directly to the utility’s end-customer on behalf of the utility. The Company acts solely as the utility’s agent to distribute these funds to the end-customer and, accordingly, the Company classifies these contractually restricted funds as restricted cash. Because these funds are held in trust for pass through to the utility’s customers and have no impact on the Company’s working capital or operating cash flows, these cash receipts are presented in the condensed consolidated statement of cash flows as financing cash inflows, “Receipt of restricted cash”, with the subsequent payments classified as financing cash outflows, “Payment of restricted cash.”

Equipment and Leasehold Improvements

	June 28,	December 29,
	2024	2023
	(in thousands)
Furniture and fixtures	$4,501	$4,379
Computer hardware and software	48,252	44,594
Leasehold improvements	3,528	3,382
Equipment under finance leases	6,494	6,139
Automobiles, trucks, and field equipment	3,487	3,373
Subtotal	66,262	61,867
Accumulated depreciation and amortization	(38,034)	(34,770)
Equipment and leasehold improvements, net	$28,228	$27,097

Included in accumulated depreciation and amortization is $0.7 million and $1.3 million of amortization expense related to equipment held under finance leases for the six months ended June 28, 2024 and for fiscal year 2023, respectively.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Accrued Liabilities

	June 28,	December 29,
	2024	2023
	(in thousands)
Accrued subcontractor costs	$25,661	$30,196
Accrued bonuses	9,333	14,423
Employee withholdings	3,322	3,123
Compensation and payroll taxes	3,172	3,125
Rebate and other	—	139
Accrued accounting costs and taxes	3,817	3,123
Total accrued liabilities	$45,305	$54,129

Goodwill

	December 29,	Additional	Additions /	June 28,
	2023	Purchase Cost	Adjustments	2024
	(in thousands)
Reporting Unit:
Energy	$129,375	$—	$—	$129,375
Engineering and Consulting	1,769	—	—	1,769
	$131,144	$—	$—	$131,144

The Company tests its goodwill at least annually for possible impairment. The Company completes its annual testing of goodwill as of the last day of the first month of its fourth fiscal quarter each year to determine whether there is a potential impairment. In addition to the Company’s annual test, it regularly evaluates whether events and circumstances have occurred that may indicate a potential impairment of goodwill. The Company evaluated the current economic environment and noted that it does not believe it is more likely than not that goodwill was impaired as of June 28, 2024.

Intangible Assets

	June 28, 2024		December 29, 2023
	Gross	Accumulated	Gross	Accumulated	Amortization
	Amount	Amortization	Amount	Amortization	Period
	(in thousands)				(in years)
Finite:
Backlog	$8,306	$8,238	$8,306	$8,095	1.0
Tradename	15,936	12,977	15,936	12,695	2.5	-	6.0
Non-compete agreements	1,613	1,464	1,613	1,440	4.0	-	5.0
Developed technology	15,810	14,956	15,810	14,521	8.0
Customer relationships	58,149	33,900	58,149	31,107	5.0	-	8.0
Total intangible assets	$99,814	$71,535	$99,814	$67,858

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

5. DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses certain interest rate derivative contracts to hedge interest rate exposures on its variable rate debt. The Company’s hedging program is not designated for trading or speculative purposes.

The Company recognizes derivative instruments as either assets or liabilities on the accompanying condensed consolidated balance sheets at fair value. The Company records changes in the fair value (i.e., gains or losses) of the derivatives that have been designated as cash flow hedges in its consolidated balance sheets as accumulated other comprehensive income (loss), and in its consolidated statements of comprehensive income (loss) as unrealized gain or loss on derivative contracts. All related cash flows are reported in the operating activities section of the consolidated statements of cash flows.

On November 30, 2023, the Company entered into an interest rate swap agreement that the Company designated as cash flow hedge to fix the variable interest rate on a portion of the Company’s term loan (see Note 6, “Debt Obligations” for information regarding our indebtedness). The interest rate swap agreement has a total notional amount of $50.0 million, has a fixed annual interest rate of 4.77%, and expires on September 29, 2026. As of June 28, 2024, the effective portion of the Company’s interest rate swap agreement designated as a cash flow hedge before tax effects was $0.7 million, of which no amounts were reclassified from accumulated other comprehensive income (loss) to interest expense in the six months ended June 28, 2024. The Company expects to reclassify $0.1 million from accumulated other comprehensive income (loss) to interest expense within the next twelve months.

The fair values of the Company’s outstanding derivatives designated as hedging instruments were as follows:

		Fair Value of Derivative
		Instruments as of
	Balance Sheet Location	June 28, 2024	December 29, 2023
		(in thousands)
Interest rate swap agreement	Current assets	$138	$46
Interest rate swap agreement	Other noncurrent liabilities	(302)	(887)

The impact of the effective portions of derivative instruments in cash flow hedging relationships and fair value relationships on other comprehensive income (loss) were $0.1 million and $0.5 million for the three and six months ended June 28, 2024.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The accumulated balances and reporting period activities for the periods below related to reclassifications out of accumulated other comprehensive income (loss) are summarized as follows:

	Gain (Loss) on	Accumulated Other
	Derivative Instruments	Comprehensive Income (Loss)
	(in thousands)
Balances at December 29, 2023	$(664)	$(664)
Other comprehensive income (loss) before reclassifications	549	549
Amounts reclassified from accumulated other comprehensive income (loss):	—	—
Income tax benefit (expense) related to derivative instruments	(115)	(115)
Net current-period other comprehensive income (loss)	434	434
Balances at March 29, 2024	$(230)	$(230)
Other comprehensive income (loss) before reclassifications	127	127
Amounts reclassified from accumulated other comprehensive income (loss):	—	—
Income tax benefit (expense) related to derivative instruments	(26)	(26)
Net current-period other comprehensive income (loss)	101	101
Balances at June 28, 2024	$(129)	$(129)

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

6. DEBT OBLIGATIONS

Debt obligations, excluding obligations under finance leases (see Note 7, Leases, below), consisted of the following:

	June 28,	December 29,
	2024	2023
	(in thousands)
Outstanding borrowings on Term Loan	$94,375	$98,125
Outstanding borrowings on Revolving Credit Facility	—	—
Other debt agreements	155	327
Total debt	94,530	98,452
Issuance costs and debt discounts	(836)	(1,021)
Subtotal	93,694	97,431
Less current portion of long-term debt	9,530	8,452
Long-term debt portion	$84,164	$88,979

The credit agreement governing the Company’s Term Loan and Revolving Credit Facility require the Company to comply with certain financial obligations, including a maximum Net Leverage Ratio and a minimum Fixed Charge Coverage Ratio (as defined in the credit agreement governing the Term Loan and Revolving Credit Facility). The credit agreement also contains customary restrictive covenants. As of June 28, 2024, the Company was in compliance with all these covenants.

In addition, as of June 28, 2024, the Company’s composite interest rate, exclusive of the effects of upfront fees, undrawn fees and issuance cost amortization, was 7.7%.

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

From time to time, the Company enters into non-cancelable leases for some of its facility and equipment needs. These leases allow the Company to conserve cash by paying a monthly lease rental fee for the use of facilities and equipment rather than purchasing them. The Company’s leases typically have remaining terms ranging from one to eight years, some of which may include options to extend the leases for up to five years, and some of which may include options to terminate the leases within one year. Currently, all of the Company’s leases contain fixed payment terms. The Company may decide to cancel or terminate a lease before the end of its term, in which case the Company is typically liable to the lessor for the remaining lease payments under the term of the lease. Additionally, all of the Company’s month-to-month leases are cancelable by the Company or the lessor, at any time, and are not included in the Company’s right-of-use asset or lease liability. As of June 28, 2024, the Company had no leases with residual value guarantees. Typically, the Company has purchase options on the equipment underlying its long-term leases. The Company may exercise some of these purchase options when the need for equipment is on-going and the purchase option price is attractive. Nonperformance-related default covenants, cross-default provisions, subjective default provisions and material adverse change clauses contained in material lease agreements, if any, are also evaluated to determine whether those clauses affect lease classification in accordance with ASC Topic 842-10-25. Leases are accounted for as operating or financing leases, depending on the terms of the lease.

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

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following is a summary of the Company’s lease expense:

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Operating lease cost	$1,530	$1,664	$3,057	$3,157
Sublease Income	(14)	—	(28)	—
Finance lease cost:
Amortization of assets	367	318	722	629
Interest on lease liabilities	35	24	66	46
Total net lease cost	$1,918	$2,006	$3,817	$3,832

The following is a summary of lease information presented on the Company’s consolidated balance sheet:

	June 28,	December 29,
	2024	2023
	(in thousands)
Operating leases:
Right-of-use assets	$15,338	$12,465

Lease liability	$5,515	$4,537
Lease liability, less current portion	11,604	9,758
Total lease liabilities	$17,119	$14,295

Finance leases (included in equipment and leasehold improvements, net):
Equipment and leasehold improvements, net	$6,494	$6,139
Accumulated depreciation	(4,358)	(3,837)
Total equipment and leasehold improvements, net	$2,136	$2,302

Finance lease obligations	$1,096	$1,186
Finance lease obligations, less current portion	1,132	1,184
Total finance lease obligations	$2,228	$2,370

Weighted average remaining lease term (in years):
Operating Leases	3.08	3.43
Finance Leases	2.25	2.31

Weighted average discount rate:
Operating Leases	6.86%	6.09%
Finance Leases	6.08%	5.19%

Rent expense was $1.8 million and $3.5 million for the three and six months ended June 28, 2024, respectively, as compared to $1.8 million and $3.4 million for the three and six months ended June 30, 2023, respectively.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following is a summary of other information and supplemental cash flow information related to finance and operating leases:

	Six Months Ended
	June 28,	June 30,
	2024	2023
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$3,139	$3,003
Operating cash flow from finance leases	66	46
Financing cash flow from finance leases	698	599

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$2,813	$4,264

The following is a summary of the maturities of lease liabilities as of June 28, 2024:

	Operating	Finance
	(in thousands)
Fiscal year:
Remainder of 2024	$3,127	$722
2025	6,175	910
2026	4,982	576
2027	2,568	151
2028	1,673	27
2029 and thereafter	750	2
Total lease payments	19,275	2,388
Less: Imputed interest	(2,156)	(160)
Total lease obligations	17,119	2,228
Less: Current obligations	5,515	1,096
Noncurrent lease obligations	$11,604	$1,132

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

During the six months ended June 28, 2024 and June 30, 2023, the Company made matching contributions of $1.7 million and $1.6 million, respectively.

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

The Company manages Genesys and has the power to direct the activities that most significantly impact Genesys’s performance, in addition to being obligated to absorb expected losses from Genesys. Accordingly, the Company is the primary beneficiary of Genesys and consolidates Genesys as a VIE. In addition, the Company concluded there is no noncontrolling interest related to the consolidation of Genesys because the Company determined that (i) the shareholder of Genesys does not have more than a nominal amount of equity investment at risk, (ii) WES absorbs the expected losses of Genesys through its deferral of Genesys’s service fees owed to WES and the Company has, since entering into the administrative services agreement, had to continuously defer service fees for Genesys, and (iii) the Company believes Genesys will continue to have a shortfall on payment of its service fees for the foreseeable future, leaving no expected residual returns for the shareholder. As of June 28, 2024, the Company had one VIE — Genesys.

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

There were no intersegment sales during the three and six months ended June 28, 2024 and June 30, 2023. The Company’s chief operating decision maker evaluates the performance of each segment based upon income or loss from operations before income taxes. Certain segment asset information including expenditures for long-lived assets has not been presented as it is not reported to or reviewed by the chief operating decision maker. In addition, enterprise-wide service line contract revenue is not included as it is impracticable to report this information for each group of similar services.

Financial information with respect to the reportable segments and reconciliation to the amounts reported in the Company’s Condensed Consolidated Financial Statements is as follows:

		Engineering	Unallocated		Consolidated
	Energy	& Consulting	Corporate	Intersegment	Total
	(in thousands)
Fiscal Three Months Ended June 28, 2024
Contract revenue	$117,852	$23,144	$-	$-	$140,996
Depreciation and amortization	3,227	402	-	-	3,629
Interest expense, net	-	-	1,960	-	1,960
Segment profit (loss) before income tax expense	5,399	2,984	(3,069)	-	5,314
Income tax expense (benefit)	709	396	(385)	-	720
Net income (loss)	4,688	2,589	(2,683)	-	4,594
Segment assets (1)	328,031	30,989	85,399	(23,130)	421,289
Fiscal Three Months Ended June 30, 2023
Contract revenue	$98,015	$21,062	$-	$-	$119,077
Depreciation and amortization	3,877	251	-	-	4,128
Interest expense, net	1	-	2,206	-	2,207
Segment profit (loss) before income tax expense	603	3,218	(3,181)	-	640
Income tax expense (benefit)	207	1,332	(1,296)	-	243
Net income (loss)	397	1,885	(1,885)	-	397
Segment assets (1)	333,136	23,851	60,963	(23,130)	394,820
Fiscal Six Months Ended June 28, 2024
Contract revenue	$218,598	$44,887	$-	$-	$263,485
Depreciation and amortization	6,463	758	-	-	7,221
Interest expense, net	1	-	4,096	-	4,097
Segment profit (loss) before income tax expense	9,710	5,328	(5,796)	-	9,242
Income tax expense (benefit)	1,792	984	(1,070)	-	1,706
Net income (loss)	7,917	4,345	(4,726)	-	7,536
Segment assets (1)	328,031	30,989	85,399	(23,130)	421,289
Fiscal Six Months Ended June 30, 2023
Contract revenue	$181,300	$40,380	$-	$-	$221,680
Depreciation and amortization	7,801	527	-	-	8,328
Interest expense, net	3	-	4,670	-	4,673
Segment profit (loss) before income tax expense	3,374	5,805	(6,851)	-	2,328
Income tax expense (benefit)	1,448	2,490	(2,939)	-	999
Net income (loss)	1,927	3,313	(3,911)	-	1,329
Segment assets (1)	333,136	23,851	60,963	(23,130)	394,820
(1)	Segment assets are presented net of intercompany receivables.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following tables provide information about disaggregated revenue by contract type, client type and geographical region:

	Three months ended June 28, 2024
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$8,700	$17,027	$25,727
Unit-based	47,578	4,871	52,449
Fixed price	61,574	1,246	62,820
Total (1)	$117,852	$23,144	$140,996

Client Type
Commercial	$8,691	$1,733	$10,424
Government	51,468	21,361	72,829
Utilities (2)	57,693	50	57,743
Total (1)	$117,852	$23,144	$140,996

Geography (3)
Domestic	$117,852	$23,144	$140,996

	Six months ended June 28, 2024
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$17,237	$33,426	$50,663
Unit-based	94,535	9,382	103,917
Fixed price	106,826	2,079	108,905
Total (1)	$218,598	$44,887	$263,485

Client Type
Commercial	$15,894	$3,313	$19,207
Government	87,288	41,459	128,747
Utilities (2)	115,416	115	115,531
Total (1)	$218,598	$44,887	$263,485

Geography (3)
Domestic	$218,598	$44,887	$263,485

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

	Three months ended June 30, 2023
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$8,947	$16,443	$25,390
Unit-based	39,900	3,818	43,718
Fixed price	49,168	801	49,969
Total (1)	$98,015	$21,062	$119,077

Client Type
Commercial	$7,440	$1,376	$8,816
Government	40,543	19,610	60,153
Utilities (2)	50,032	76	50,108
Total (1)	$98,015	$21,062	$119,077

Geography (3)
Domestic	$98,015	$21,062	$119,077

	Six months ended June 30, 2023
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$16,656	$30,997	$47,653
Unit-based	84,827	7,434	92,261
Fixed price	79,817	1,949	81,766
Total (1)	$181,300	$40,380	$221,680

Client Type
Commercial	$14,159	$2,540	$16,699
Government	66,618	37,705	104,323
Utilities (2)	100,523	135	100,658
Total (1)	$181,300	$40,380	$221,680

Geography (3)
Domestic	$181,300	$40,380	$221,680
(1)	Amounts may not add to the totals due to rounding.
(2)	Includes the portion of revenue related to small business programs paid by the end user/customer.
(3)	Revenue from the Company’s foreign operations were not material for the three and six months ended June 28, 2024 and June 30, 2023.

Geographical Information

Substantially all of the Company’s consolidated revenue was derived from its operations in the U.S. The Company operates through a network of offices spread across 22 U.S. states, the District of Columbia, the Commonwealth of Puerto Rico, and Canada. Revenues from the Company’s Puerto Rican and Canadian operations were not material for the three and six months ended June 28, 2024 nor for the three and six months ended June 30, 2023.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Customer Concentration

For the three and six months ended June 28, 2024, the Company’s top 10 customers accounted for 52.4%, and 49.8%, respectively, of the Company’s consolidated contract revenue. For the three and six months ended June 30, 2023, the Company’s top 10 customers accounted for 51.7%, and 51.4%, respectively, of the Company’s consolidated contract revenue.

For the three and six months ended June 28, 2024, the Company had no individual customers that accounted for more than 10% of its consolidated contract revenue. For the three months ended June 30, 2023, the Company had two customers, Dormitory Authority-State New York (“DASNY”) and the Los Angeles Department of Water and Power (“LADWP”), that accounted for 10.7% and 10.3% of its consolidated contract revenues, respectively. For the six months ended June 30, 2023, the Company had one customer, LADWP, that accounted for 10.6% of its consolidated contract revenues.

On a segment basis, the Company reports if it had customers that accounted for more than 10% of its segment contract revenues. For the three and six months ended June 28, 2024, no single customer accounted for 10% or more of its Energy segment revenues. For the three and six months ended June 28, 2024, no single customer accounted for 10% or more of its Engineering and Consulting segment revenues. For the three months ended June 30, 2023, the Company had two customers, DASNY and LADWP, that accounted for 13.0% and 12.5% of its Energy segment revenues, respectively. For the six months ended June 30, 2023, the Company had two customers, LADWP and DASNY, that accounted for 13.0% and 11.6% of its Energy segment revenues, respectively. For the three and six months ended June 30, 2023, no single customer accounted for 10% or more of its Engineering and Consulting segment revenues.

On a geographical basis, the Company’s largest clients are based in California and New York. For the three and six months ended June 28, 2024, services provided to clients in California accounted for 44.3% and 43.9%, respectively, of the Company’s consolidated contract revenue, and services provided to clients in New York accounted for 23.7% and 25.3%, respectively, of the Company’s consolidated contract revenue. For the three and six months ended June 30, 2023, services provided to clients in California accounted for 41.4% and 41.9%, respectively, of the Company’s contract revenue and services provided to clients in New York accounted for 26.1% and 25.3%, respectively, of the Company’s contract revenue.

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

At the end of fiscal year 2023, the Company’s total valuation allowance was $1.2 million, remaining unchanged from the end of fiscal year 2022. As of June 28, 2024, the Company assessed all available positive and negative evidence available to determine whether, based on the weight of that evidence, there was a change in judgment related to the utilization of deferred tax assets in future years. The Company concluded that as of June 28, 2024, the valuation allowance for the Company’s deferred tax assets was appropriate in accordance with ASC 740. Consequently, there was no change to the valuation allowance during the three and six months ended June 28, 2024.

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

The Company recognizes the tax benefit from uncertain tax positions if it is more likely than not that the tax positions will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefit is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. During the three and six months ended June 28, 2024, and the three and six months ended June 30, 2023, the Company did not record a liability for uncertain tax positions.

Based on the Company’s estimates and determination of an effective tax rate for the year, the Company recorded an income tax expense of $0.7 million and $1.7 million for the three and six months ended June 28, 2024, respectively, compared to an income tax expense of $0.2 million and $1.0 million for the three and six months ended June 30, 2023, respectively. During the three and six months ended June 28, 2024, the difference between the effective tax rate and the federal statutory rate was primarily attributable to state taxes, non-deductible stock compensation, nondeductible executive compensation, research and development tax credits, and the commercial building energy efficiency deduction. During the three and six months ended June 30, 2023, the difference between the effective tax rate and the federal statutory rate was primarily attributable to state taxes, non-deductible stock compensation, nondeductible executive compensation, research and development tax credits, and the commercial building energy efficiency deduction.

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

The following table sets forth the number of weighted-average common shares outstanding used to compute basic and diluted EPS:

	Three months ended		Six months ended
	June 28,	June 30,	June 28,	June 30,
	2024	2023	2024	2023
	(in thousands, except per share amounts)
Net income (loss)	$4,594	$397	$7,536	$1,329
Weighted-average common shares outstanding	13,725	13,344	13,665	13,305
Effect of dilutive stock options and restricted stock awards	349	143	336	176
Weighted-average common shares outstanding-diluted	14,074	13,487	14,001	13,481
Earnings (Loss) per share:
Basic	$0.33	$0.03	$0.55	$0.10
Diluted	$0.33	$0.03	$0.54	$0.10

For the three and six months ended June 28, 2024, the Company excluded 273,000 and 409,000 common shares subject to outstanding equity awards, respectively, from the calculation of diluted shares because their impact would have been anti-dilutive. For the three and six months ended June 30, 2023, the Company excluded 451,000 and 433,000 common shares subject to outstanding equity awards, respectively, from the calculation of diluted shares because their impact would have been anti-dilutive.

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

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

13. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, Subsequent Events, the Company evaluates subsequent events up until the date the Condensed Consolidated Financial Statements are issued. As of August 1, 2024, there were no subsequent events required to be reported.

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

Results of Operations

Second Quarter and First Half Overview

The following table sets forth, for the periods indicated, certain information derived from our condensed consolidated statements of comprehensive income(1):

	Three Months Ended
	June 28,		June 30,
	2024		2023		$ Change	% Change

	(in thousands, except percentages)

Contract revenue	$140,996	100.0%	$119,077	100.0%	$21,919	18.4%
Direct costs of contract revenue:
Salaries and wages	23,647	16.8	21,302	17.9	2,345	11.0
Subcontractor services and other direct costs	68,545	48.6	57,142	48.0	11,403	20.0
Total direct costs of contract revenue	92,192	65.4	78,444	65.9	13,748	17.5

Gross profit	48,804	34.6	40,633	34.1	8,171	20.1

General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	26,064	18.5	22,416	18.8	3,648	16.3
Facilities and facilities related	2,405	1.7	2,619	2.2	(214)	(8.2)
Stock-based compensation	1,945	1.4	1,287	1.1	658	51.1
Depreciation and amortization	3,629	2.6	4,128	3.5	(499)	(12.1)
Other	8,313	5.9	7,709	6.5	604	7.8
Total general and administrative expenses	42,356	30.0	38,159	32.0	4,197	11.0

Income (loss) from operations	6,448	4.6	2,474	2.1	3,974	160.6

Other income (expense):
Interest expense	(1,960)	(1.4)	(2,207)	(1.9)	247	(11.2)
Other, net	826	0.6	373	0.3	453	121.4
Total other income (expense)	(1,134)	(0.8)	(1,834)	(1.5)	700	(38.2)

Income (Loss) before income tax expense	5,314	3.8	640	0.5	4,674	N/M
Income tax expense (benefit)	720	0.5	243	0.2	477	196.3
Net income (loss)	$4,594	3.3	$397	0.3	$4,197	N/M

(1)	Percentages are expressed as a percentage of contract revenue and may not total due to rounding.

N/M = Not meaningful

	Six Months Ended
	June 28,		June 30,
	2024		2023		$ Change	% Change

	(in thousands, except percentages)

Contract revenue	$263,485	100.0%	$221,680	100.0%	$41,805	18.9%
Direct costs of contract revenue:
Salaries and wages	45,159	17.1	41,712	18.8	3,447	8.3
Subcontractor services and other direct costs	122,104	46.3	98,054	44.2	24,050	24.5
Total direct costs of contract revenue	167,263	63.5	139,766	63.0	27,497	19.7

Gross profit	96,222	36.5	81,914	37.0	14,308	17.5

General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	52,573	20.0	44,801	20.2	7,772	17.3
Facilities and facilities related	4,850	1.8	4,897	2.2	(47)	(1.0)
Stock-based compensation	3,335	1.3	2,820	1.3	515	18.3
Depreciation and amortization	7,221	2.7	8,328	3.8	(1,107)	(13.3)
Other	16,434	6.2	14,580	6.6	1,854	12.7
Total general and administrative expenses	84,413	32.0	75,426	34.0	8,987	11.9

Income (loss) from operations	11,809	4.5	6,488	2.9	5,321	82.0

Other income (expense):
Interest expense	(4,097)	(1.6)	(4,673)	(2.1)	576	(12.3)
Other, net	1,530	0.6	513	0.2	1,017	198.2
Total other income (expense)	(2,567)	(1.0)	(4,160)	(1.9)	1,593	(38.3)

Income (Loss) before income tax expense	9,242	3.5	2,328	1.1	6,914	297.0
Income tax expense (benefit)	1,706	0.6	999	0.5	707	70.8
Net income (loss)	$7,536	2.9	$1,329	0.6	$6,207	467.0

(1)	Percentages are expressed as a percentage of contract revenue and may not total due to rounding.

The following tables provides information about disaggregated revenue of our two segments, Energy and Engineering and Consulting, by contract type, client type and geographical region:

	Three months ended June 28, 2024
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$8,700	$17,027	$25,727
Unit-based	47,578	4,871	52,449
Fixed price	61,574	1,246	62,820
Total (1)	$117,852	$23,144	$140,996

Client Type
Commercial	$8,691	$1,733	$10,424
Government	51,468	21,361	72,829
Utilities (2)	57,693	50	57,743
Total (1)	$117,852	$23,144	$140,996

Geography (3)
Domestic	$117,852	$23,144	$140,996

	Six months ended June 28, 2024
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$17,237	$33,426	$50,663
Unit-based	94,535	9,382	103,917
Fixed price	106,826	2,079	108,905
Total (1)	$218,598	$44,887	$263,485

Client Type
Commercial	$15,894	$3,313	$19,207
Government	87,288	41,459	128,747
Utilities (2)	115,416	115	115,531
Total (1)	$218,598	$44,887	$263,485

Geography (3)
Domestic	$218,598	$44,887	$263,485

	Three months ended June 30, 2023
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$8,947	$16,443	$25,390
Unit-based	39,900	3,818	43,718
Fixed price	49,168	801	49,969
Total (1)	$98,015	$21,062	$119,077

Client Type
Commercial	$7,440	$1,376	$8,816
Government	40,543	19,610	60,153
Utilities (2)	50,032	76	50,108
Total (1)	$98,015	$21,062	$119,077

Geography (3)
Domestic	$98,015	$21,062	$119,077

	Six months ended June 30, 2023
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$16,656	$30,997	$47,653
Unit-based	84,827	7,434	92,261
Fixed price	79,817	1,949	81,766
Total (1)	$181,300	$40,380	$221,680

Client Type
Commercial	$14,159	$2,540	$16,699
Government	66,618	37,705	104,323
Utilities (2)	100,523	135	100,658
Total (1)	$181,300	$40,380	$221,680

Geography (3)
Domestic	$181,300	$40,380	$221,680

(1)	Amounts may not add to the totals due to rounding.
(2)	Includes the portion of revenue related to small business programs paid by the end user/customer.
(3)	Revenue from our foreign operations were immaterial for the three and six months ended June 28, 2024 and June 30, 2023.

Three Months Ended June 28, 2024 Compared to Three Months Ended June 30, 2023

Contract revenue. Consolidated contract revenue increased $21.9 million, or 18.4%, in the three months ended June 28, 2024, compared to the three months ended June 30, 2023, due to incremental revenues in both our Energy segment and our Engineering and Consulting segment.

Contract revenue in our Energy segment increased $19.8 million, or 20.2%, in the three months ended June 28, 2024, compared to the three months ended June 30, 2023, primarily as a result of increases in construction management and utility program revenues.

Contract revenue in our Engineering and Consulting segment increased $2.1 million, or 9.9%, in the three months ended June 28, 2024, compared to the three months ended June 30, 2023, primarily due to increased demand for services provided to our clients.

Direct costs of contract revenue. Direct costs of consolidated contract revenue increased $13.7 million, or 17.5%, for the three months ended June 28, 2024, compared to the three months ended June 30, 2023, primarily as a result of the increase, and change of mix, in contract revenues as described above. As a percentage of contract revenue, direct salaries and wages decreased to 16.8% in the three months ended June 28, 2024 from 17.9% in the three months ended June 30, 2023, while subcontractor services and other direct costs increased to 48.6% in the three months ended June 28, 2024 from 48.0% in the three months ended June 30, 2023.

Direct costs of contract revenue in our Energy segment increased $13.0 million, or 19.0%, for the three months ended June 28, 2024, compared to the three months ended June 30, 2023. Direct costs of contract revenue for the Engineering and Consulting segment increased $0.7 million, or 7.5%, in the three months ended June 28, 2024, compared to the three months ended June 30, 2023.

Subcontractor services and other direct costs increased by $11.4 million, or 20.0%, in the three months ended June 28, 2024, compared to the three months ended June 30, 2023, primarily due to the increase in construction management revenues, which utilize a higher percentage of material cost and installation subcontracting. Salaries and wages increased by $2.3 million, or 11.0%, in the three months ended June 28, 2024, compared to the three months ended June 30, 2023, primarily as a result of the increases in contract revenue as described above.

Gross Profit. Gross profit increased 20.1% to $48.8 million, or 34.6% gross margin, for the three months ended June 28, 2024, compared to gross profit of $40.6 million, or 34.1% gross margin, for the three months ended June 30, 2023. The increase in our gross margin was primarily driven by changes in the mix of revenues as described above.

General and administrative expenses. General and administrative (“G&A”) expenses increased $4.2 million, or 11.0%, in the three months ended June 28, 2024, compared to the three months ended June 30, 2023. G&A expenses consisted of an increase of $2.2 million in the Energy segment combined with an increase of $1.6 million in the Engineering and Consulting segment, and an increase of $0.4 million in unallocated corporate expenses.

Within G&A expenses, the increase of $3.6 million in salaries and wages, payroll taxes and employee benefits, combined with the increase of $0.7 million in stock-based compensation, and the increase of $0.6 million in other general and administrative expenses was partially offset by a decrease of $0.5 million in depreciation and amortization. The increase in salaries and wages, payroll taxes and employee benefits was primarily due to an increase in incentive compensation, consistent with the improvement in operating profit, and higher fringe benefit costs. The increase in stock-based compensation expenses was primarily related to new stock grants to current employees and executives. The increase in other general and administrative expenses was primarily due to increased professional service fees and computer-related expenses. The decrease in depreciation and amortization was primarily related to lower amortization of intangible assets from prior acquisitions.

Income (loss) from operations. Operating income increased to $6.4 million for the three months ended June 28, 2024, compared to an operating income of $2.5 million for the three months ended June 30, 2023, as a result of the factors noted above.

Total other expense, net. Total other expense, net, decreased $0.7 million, or 38.2%, for the three months ended June 28, 2024, compared to the three months ended June 30, 2023, primarily due to increased interest income related to our higher cash balances, combined with lower interest expense resulting from the reduced interest rate spread derived from lower debt leverage levels under our credit facilities.

Income tax expense (benefit). We recorded an income tax expense of $0.7 million for the three months ended June 28, 2024, an effective tax rate of 13.5% on income before income tax expense, compared to an income tax expense of $0.2 million for the three months ended June 30, 2023, an effective tax rate of 38.0% on income before tax expense. The reduction in the effective tax rate resulted from increases in discrete items related to stock compensation deductions.

Net income (loss). Our net income was $4.6 million for the three months ended June 28, 2024, as compared to a net income of $0.4 million for the three months ended June 30, 2023. The increase in net income was primarily attributable to the increase in income from operations combined with the decrease in total other expense, net and the lower effective tax rate.

Six Months Ended June 28, 2024 Compared to Six Months Ended June 30, 2023

Contract revenue. Consolidated contract revenue increased $41.8 million, or 18.9%, in the six months ended June 28, 2024, compared to the six months ended June 30, 2023, due to incremental revenues in both our Energy segment and our Engineering and Consulting segment.

Contract revenue in our Energy segment increased $37.3 million, or 20.6%, in the six months ended June 28, 2024, compared to the six months ended June 30, 2023, primarily as a result of increases in construction management and utility program revenues.

Contract revenue in our Engineering and Consulting segment increased $4.5 million, or 11.2%, in the six months ended June 28, 2024, compared to the six months ended June 30, 2023, primarily due to increased demand for services provided to our clients.

Direct costs of contract revenue. Direct costs of consolidated contract revenue increased $27.5 million, or 19.7%, for the six months ended June 28, 2024, compared to the six months ended June 30, 2023, primarily as a result of the increase, and change of mix, in contract revenues as described above. As a percentage of contract revenue, direct salaries and wages decreased to 17.1% in the six months ended June 28, 2024 from 18.8% in the six months ended June 30, 2023, while subcontractor services and other direct costs increased to 46.3% in the six months ended June 28, 2024 from 44.2% in the six months ended June 30, 2023.

Direct costs of contract revenue in our Energy segment increased $25.9 million, or 21.4%, for the six months ended June 28, 2024, compared to the six months ended June 30, 2023. Direct costs of contract revenue for the Engineering and Consulting segment increased $1.6 million, or 8.6%, in the six months ended June 28, 2024, compared to the six months ended June 30, 2023.

Subcontractor services and other direct costs increased by $24.1 million, or 24.5%, in the six months ended June 28, 2024, compared to the six months ended June 30, 2023, primarily due to the increase in construction management revenues, which utilize a higher percentage of material cost and installation subcontracting. Salaries and wages increased by $3.4 million, or 8.3%, in the six months ended June 28, 2024, compared to the six months ended June 30, 2023, primarily as a result of the increases in contract revenue as described above.

Gross Profit. Gross profit increased 17.5% to $96.2 million, or 36.5% gross margin, for the six months ended June 28, 2024, compared to gross profit of $81.9 million, or 37.0% gross margin, for the six months ended June 30, 2023. The decrease in our gross margin was primarily driven by changes in the mix of revenues as described above.

General and administrative expenses. G&A expenses increased $9.0 million, or 11.9%, in the six months ended June 28, 2024, compared to the six months ended June 30, 2023. G&A expenses consisted of an increase of $5.4 million in the Energy segment combined with an increase of $3.3 million in the Engineering and Consulting segment, and an increase of $0.3 million in unallocated corporate expenses.

Within G&A expenses, the increase of $7.8 million in salaries and wages, payroll taxes and employee benefits, combined with the increase of $1.9 million in other general and administrative expenses, and the increase of $0.5 million in stock-based compensation was partially offset by a decrease of $1.1 million in depreciation and amortization. The increase in salaries and wages, payroll taxes and employee benefits was primarily due to an increase in incentive compensation, consistent with the improvement in operating profit, and higher fringe benefit costs. The increase in other general and administrative expenses was primarily due to increased professional service fees and computer-related expenses. The increase in stock-based compensation expenses was primarily related to new stock grants to current employees and executives. The decrease in depreciation and amortization was primarily related to lower amortization of intangible assets from prior acquisitions.

Income (loss) from operations. Operating income increased 82.0% to $11.8 million for the six months ended June 28, 2024, compared to an operating income of $6.5 million for the six months ended June 30, 2023, as a result of the factors noted above.

Total other expense, net. Total other expense, net, decreased $1.6 million, or 38.3%, for the six months ended June 28, 2024, compared to the six months ended June 30, 2023, primarily due to increased interest income related to our higher cash balances, combined with lower interest expense resulting from the reduced interest rate spread derived from lower debt leverage levels under our credit facilities.

Income tax expense (benefit). We recorded an income tax expense of $1.7 million for the six months ended June 28, 2024, an effective tax rate of 18.5% on income before income tax expense, compared to an income tax expense of $1.0 million for the six months ended June 30, 2023, an effective tax rate of 42.9% on income before tax expense. The reduction in the effective tax rate resulted from increases in discrete items related to stock compensation deductions.

Net income (loss). Our net income was $7.5 million for the six months ended June 28, 2024, as compared to a net income of $1.3 million for the six months ended June 30, 2023. The increase in net income was primarily attributable to the increase in income from operations combined with the decrease in total other expense, net and the lower effective tax rate.

Liquidity and Capital Resources

	Six Months Ended
	June 28,	June 30,
	2024	2023
	(in thousands)
Net cash provided by (used in):
Operating activities	$27,838	$18,909
Investing activities	(4,102)	(5,707)
Financing activities	(2,866)	(19,038)
Net increase (decrease) in cash and cash equivalents	$20,870	$(5,836)

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

As of June 28, 2024, we had a fully drawn $100 million term loan with $94.4 million outstanding (the “Term Loan”), and a $50.0 million Revolving Credit Facility with no borrowed amounts and $1.6 million in letters of credit issued, each scheduled to mature on September 29, 2026. In addition, as of June 28, 2024, we had $44.3 million of unrestricted cash and cash equivalents.

As of June 28, 2024, unhedged borrowings under our Credit Facilities, exclusive of the effects of upfront fees, undrawn fees and issuance cost amortization, bore interest at an annual rate of 7.7%. See Part I, Item 1, Note 6, “Debt Obligations”, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, and Part II, Item 8, Note 6, “Debt Obligations”, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2023, for information regarding our indebtedness, including information about borrowings and repayments, principal repayment terms, interest rates, covenants, and other key terms of our outstanding indebtedness.

Cash Flows from Operating Activities

Cash flows provided by operating activities were $27.8 million for the six months ended June 28, 2024, as compared to cash flows provided by operating activities of $18.9 million for the six months ended June 30, 2023. Cash flows from operating activities primarily consists of net income, adjusted for non-cash charges, such as depreciation and amortization and stock-based compensation, plus or minus changes in current operating assets and liabilities. Cash flows provided by operating activities for the six months ended June 28, 2024, resulted primarily from the increase in earnings and lower working capital requirements. Cash flows provided by operating activities for the six months ended June 30, 2023, resulted primarily from the increase in earnings, combined with lower working capital requirements.

Cash Flows from Investing Activities

Cash flows used in investing activities were $4.1 million for the six months ended June 28, 2024, as compared to cash flows used in investing activities of $5.7 million for the six months ended June 30, 2023. Cash flows used in investing activities for the six months ended June 28, 2024 and for the six months ended June 30, 2023, were primarily due to cash paid for the development of software and the purchase of computers and equipment.

Cash Flows from Financing Activities

Cash flows used in financing activities were $2.9 million for the six months ended June 28, 2024, as compared to cash flows used in financing activities of $19.0 million for the six months ended June 30, 2023. Cash flows used in financing activities for the six months ended June 28, 2024 were primarily attributable to the repayments of $3.8 million under our Term Loan, $0.8 million cash used to pay withholding taxes on stock grants, and $0.7 million principal payments on finance leases, partially offset by $1.4 million of proceeds from sales of common stock under employee stock purchase plan and $1.1 million in proceeds from stock option exercise. Cash flows used in financing activities for the six months ended June 30, 2023 were primarily attributable to the disbursement of the $10.7 million in restricted cash for utility rebate incentives, repayments of $9.0 million under our term loan facility and revolving line of credit, and payments of $4.0 million for contingent consideration related to prior acquisitions, partially offset by borrowings of $5.0 million under our revolving line of credit.

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

Contractual Obligations

The following table sets forth our known contractual obligations as of June 28, 2024:

		Less than			More than
Contractual Obligations	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
	(in thousands)
Debt (1)	$93,694	$9,530	$84,164	$—	$—
Interest payments on debt outstanding (2)	14,434	6,804	7,630	—	—
Operating leases	17,119	5,515	8,311	2,627	666
Finance leases	2,228	1,096	1,034	96	2
Total contractual cash obligations	$127,475	$22,945	$101,139	$2,723	$668
(1)	Debt includes $94.4 million outstanding on our Term Loan, net of issuance costs, and no borrowed amounts outstanding on our Revolving Credit Facility as of June 28, 2024. We have assumed no future borrowings or repayments (other than at maturity) for purposes of this table. Our Term Loan is scheduled to mature on September 29, 2026.
(2)	Borrowings under our Term Loan and Revolving Credit Facility bear interest at a variable rate. Future interest payments on our Credit Facility are estimated using floating rates in effect as of June 28, 2024.

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

Components of Revenue and Expense

Contract Revenue

We generally provide our services under contracts, purchase orders or retainer letters. The agreements we enter into with our clients typically incorporate one of three principal types of pricing provisions: time-and-materials, unit-based, and fixed price. Revenue on our time-and-materials and unit-based contracts are recognized as the work is performed in accordance with specific terms of the contract. As of June 28, 2024, 19% of our contracts are time-and-materials contracts, 39% are unit-based contracts, and 42% are fixed price contracts, compared to 21% are time-and-materials contracts, 42% are unit-based contracts, and 37% are fixed price contracts, as of June 30, 2023.

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

As of June 28, 2024, we had cash and cash equivalents of $44.3 million. This amount represents cash on hand in business checking accounts with BMO Bank, N.A. We do not engage in trading activities and do not participate in foreign currency transactions.

We are subject to interest rate risk in connection with our Term Loan and borrowings, if any, under our Revolving Credit Facility, each of which bears interest at variable rates. As of June 28, 2024, $94.4 million was outstanding under our Term Loan, and we had no borrowed amounts outstanding and $1.6 million in letters of credit were issued under our Revolving Credit Facility. Each of our Term Loan and Revolving Credit Facility mature on September 29, 2026 and are governed by our Credit Agreement.

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

Based upon the amount of our outstanding indebtedness as of June 28, 2024, a one percentage point increase in the effective interest rate, inclusive of our interest rate swap agreement, would change our annual interest expense by approximately $0.4 million in fiscal year 2024.

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

In connection with the preparation of this Quarterly Report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 28, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, as of June 28, 2024.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the fiscal quarter ended June 28, 2024, we made the following repurchases of shares of our common stock from employees to satisfy tax withholding obligations incurred in connection with the vesting of restricted stock:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Programs
March 30, 2024 – April 26, 2024	—	—	—	—
April 27, 2024 – May 24, 2024	—	—	—	—
May 25, 2024 – June 28, 2024	203	$28.09	—	—
TOTAL	203	$28.09	—	—

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

10.1

Willdan Group, Inc. Amended and Restated 2008 Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to Willdan Group, Inc.’s Current Report on Form 8-K, filed with the SEC on June 14, 2024).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**	Furnished herewith.
‡	Portions of the referenced exhibit have been omitted pursuant to Item 601(b) of Regulation S-K because it (i) is not material and (ii) would be competitively harmful if publicly disclosed.
¥	All schedules and exhibits were omitted pursuant to Item 601(a)(5) of Regulation S-K.
†	Indicates a management contract or compensating plan or arrangement

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
August 1, 2024