Form 10-Q
period 2024-09-27
Willdan Group, Inc.
filed 2024-11-01
CIK 1370450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2024

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ⌧ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ⌧ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 30, 2024, there were 14,124,865 shares of common stock, $0.01 par value per share, of Willdan Group, Inc. issued and outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(Unaudited)

	September 27,	December 29,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$53,106	$23,397
Restricted cash	—	—
Accounts receivable, net of allowance for doubtful accounts of $1,465 and $866 at September 27, 2024 and December 29, 2023, respectively	63,109	69,677
Contract assets	104,236	93,885
Other receivables	2,359	1,169
Prepaid expenses and other current assets	5,329	3,888
Total current assets	228,139	192,016
Equipment and leasehold improvements, net	28,955	27,097
Goodwill	131,144	131,144
Right-of-use assets	14,366	12,465
Other intangible assets, net	26,541	31,956
Other assets	3,447	4,949
Deferred income taxes, net	14,661	15,961
Total assets	$447,253	$415,588
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$38,007	$33,193
Accrued liabilities	58,521	54,129
Contract liabilities	15,202	13,183
Notes payable	10,137	8,452
Finance lease obligations	1,175	1,186
Lease liability	5,509	4,537
Total current liabilities	128,551	114,680
Notes payable, less current portion	81,757	88,979
Finance lease obligations, less current portion	1,453	1,184
Lease liability, less current portion	10,593	9,758
Other noncurrent liabilities	938	1,142
Total liabilities	223,292	215,743

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 40,000 shares authorized; 14,117 and 13,682 shares issued and outstanding at September 27, 2024 and December 29, 2023, respectively	141	137
Additional paid-in capital	195,168	185,795
Accumulated other comprehensive income (loss)	(807)	(664)
Retained earnings	29,459	14,577
Total stockholders’ equity	223,961	199,845
Total liabilities and stockholders’ equity	$447,253	$415,588

See accompanying notes to Condensed Consolidated Financial Statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2024	2023	2024	2023
Contract revenue	$158,252	$132,738	$421,737	$354,418

Direct costs of contract revenue (inclusive of directly related depreciation and amortization):
Salaries and wages	24,088	21,856	69,247	63,568
Subcontractor services and other direct costs	82,563	67,454	204,667	165,508
Total direct costs of contract revenue	106,651	89,310	273,914	229,076

Gross profit	51,601	43,428	147,823	125,342

General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	25,876	23,805	78,449	68,606
Facilities and facility related	2,381	2,303	7,231	7,200
Stock-based compensation	2,020	1,244	5,355	4,064
Depreciation and amortization	3,716	4,190	10,937	12,518
Other	8,934	8,049	25,368	22,629
Total general and administrative expenses	42,927	39,591	127,340	115,017

Income (Loss) from operations	8,674	3,837	20,483	10,325

Other income (expense):
Interest expense, net	(1,934)	(2,437)	(6,031)	(7,110)
Other, net	763	879	2,293	1,392
Total other expense, net	(1,171)	(1,558)	(3,738)	(5,718)

Income (Loss) before income taxes	7,503	2,279	16,745	4,607
Income tax (benefit) expense	157	713	1,863	1,712
Net income (loss)	7,346	1,566	14,882	2,895

Other comprehensive income (loss):
Unrealized gain (loss) on derivative contracts, net of tax	(678)	—	(143)	—
Comprehensive income (loss)	$6,668	$1,566	$14,739	$2,895

Earnings (Loss) per share:
Basic	$0.53	$0.12	$1.08	$0.22
Diluted	$0.51	$0.11	$1.05	$0.21

Weighted-average shares outstanding:
Basic	13,930	13,462	13,753	13,357
Diluted	14,358	13,709	14,130	13,563

See accompanying notes to Condensed Consolidated Financial Statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Earnings	Total
Balance at December 29, 2023	13,682	$137	$185,795	$(664)	$14,577	$199,845
Shares of common stock issued in connection with employee stock purchase plan	86	1	1,401	—	—	1,402
Shares of common stock issued in connection with incentive stock plan	19	—	281	—	—	281
Shares used to pay taxes on stock grants	(32)	(1)	(778)	—	—	(779)
Issuance of restricted stock award and units	62	1	(1)	—	—	—
Stock-based compensation expense	—	—	1,390	—	—	1,390
Net income (loss)	—	—	—	—	2,942	2,942
Net unrealized gain on derivative contracts	—	—	—	434	—	434
Balance at March 29, 2024	13,817	$138	$188,088	$(230)	$17,519	$205,515
Shares of common stock issued in connection with incentive stock plan	86	1	855	—	—	856
Shares used to pay taxes on stock grants	—	—	(6)	—	—	(6)
Issuance of restricted stock award and units	13	—	—	—	—	—
Stock-based compensation expense	—	—	1,945	—	—	1,945
Net income (loss)	—	—	—	—	4,594	4,594
Net unrealized gain on derivative contracts	—	—	—	101	—	101
Balance at June 28, 2024	13,916	$139	$190,882	$(129)	$22,113	$213,005
Shares of common stock issued in connection with employee stock purchase plan	78	1	1,435	—	—	1,436
Shares of common stock issued in connection with incentive stock plan	92	1	1,287	—	—	1,288
Shares used to pay taxes on stock grants	(12)	—	(456)	—	—	(456)
Issuance of restricted stock award and units	43	—	—	—	—	—
Stock-based compensation expense	—	—	2,020	—	—	2,020
Net income (loss)	—	—	—	—	7,346	7,346
Net unrealized gain on derivative contracts	—	—	—	(678)	—	(678)
Balance at September 27, 2024	14,117	$141	$195,168	$(807)	$29,459	$223,961

See accompanying notes to Condensed Consolidated Financial Statements.

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Earnings	Total
Balance at December 30, 2022	13,296	$133	$177,718	$—	$3,651	$181,502
Shares of common stock issued in connection with employee stock purchase plan	92	1	1,391	—	—	1,392
Shares used to pay taxes on stock grants	(7)	—	(124)	—	—	(124)
Issuance of restricted stock award and units	108	1	(1)	—	—	—
Stock-based compensation expense	—	—	1,533	—	—	1,533
Net income (loss)	—	—	—	—	932	932
Balance at March 31, 2023	13,489	$135	$180,517	$—	$4,583	$185,235
Shares of common stock issued in connection with incentive stock plan	2	—	7	—	—	7
Shares used to pay taxes on stock grants	(4)	—	(64)	—	—	(64)
Issuance of restricted stock award and units	17	—	—	—	—	—
Stock-based compensation expense	—	—	1,287	—	—	1,287
Net income (loss)	—	—	—	—	397	397
Balance at June 30, 2023	13,504	$135	$181,747	$—	$4,980	$186,862
Shares of common stock issued in connection with employee stock purchase plan	91	1	1,386	—	—	1,387
Shares of common stock issued in connection with incentive stock plan	9	—	31	—	—	31
Shares used to pay taxes on stock grants	(1)	—	(17)	—	—	(17)
Issuance of restricted stock award and units	44	—	—	—	—	—
Stock-based compensation expense	—	—	1,244	—	—	1,244
Net income (loss)	—	—	—	—	1,566	1,566
Balance at September 29, 2023	13,647	$136	$184,391	$—	$6,546	$191,073

See accompanying notes to Condensed Consolidated Financial Statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended
	September 27,	September 29,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$14,882	$2,895
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	10,937	12,518
Other non-cash items	459	511
Deferred income taxes, net	1,300	1,196
(Gain) loss on sale/disposal of equipment	(13)	(63)
Provision for doubtful accounts	806	194
Stock-based compensation	5,355	4,064
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts receivable	5,762	(6,335)
Contract assets	(10,351)	4,530
Other receivables	(1,190)	3,306
Prepaid expenses and other current assets	(1,441)	1,175
Other assets	1,456	(4,993)
Accounts payable	4,814	3,922
Accrued liabilities	3,910	(2,658)
Contract liabilities	2,019	2,821
Right-of-use assets	(94)	1,029
Net cash (used in) provided by operating activities	38,611	24,112
Cash flows from investing activities:
Purchase of equipment, software, and leasehold improvements	(6,074)	(7,583)
Proceeds from sale of equipment	29	68
Cash paid for acquisitions, net of cash acquired	—	(1,600)
Net cash (used in) provided by investing activities	(6,045)	(9,115)
Cash flows from financing activities:
Payments on contingent consideration	—	(4,000)
Payment on restricted cash	—	(10,679)
Payments on notes payable	(190)	(1,463)
Payments on debt issuance costs	—	(1,114)
Borrowings under term loan facility and line of credit	—	105,000
Repayments under term loan facility and line of credit	(5,625)	(111,000)
Principal payments on finance leases	(1,064)	(951)
Proceeds from stock option exercise	2,425	38
Proceeds from sales of common stock under employee stock purchase plan	2,838	2,779
Cash used to pay taxes on stock grants	(1,241)	(205)
Net cash (used in) provided by financing activities	(2,857)	(21,595)
Net increase (decrease) in cash, cash equivalents and restricted cash	29,709	(6,598)
Cash, cash equivalents and restricted cash at beginning of period	23,397	19,485
Cash, cash equivalents and restricted cash at end of period	$53,106	$12,887
Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$5,301	$8,025
Income taxes	1,203	(3,154)
Supplemental disclosures of noncash investing and financing activities:
Equipment acquired under finance leases	1,322	652

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

Reclassifications

Certain prior year amounts have been reclassified in the condensed consolidated financial statements to conform to the current year presentation.

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

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 expands segment disclosure requirements through enhanced disclosures related to significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), a description of other segment items by reportable segment, and any additional measures of a segment’s profit or loss used by the CODM when deciding how to allocate resources. All disclosure requirements under ASU 2023-07 are also required for public entities with a single reportable segment. The amendments are effective for the fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact this update will have on its Consolidated Financial Statements.

In October 2023, the FASB issued ASU No. 2023-06, “Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative” (“ASU 2023-06”). ASU 2023-06 amends U.S. GAAP to reflect updates and simplifications to certain disclosure and presentation requirements referred to FASB by the SEC. The targeted amendments incorporate 14 of the 27 disclosures referred by the SEC into codification. Each amendment in ASU 2023-06 is effective on either the date on which the SEC’s removal of the related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, or on June 30, 2027, if the SEC has not removed the requirements by that date. The Company does not believe the amendments in ASU 2023-06 will have a material impact in any of the Company’s current disclosures.

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

Retainage, included in contract assets, represents amounts withheld from billings to the Company’s clients pursuant to provisions in the contracts and may not be paid to the Company until specific tasks are completed or the project is completed and, in some instances, for even longer periods. As of September 27, 2024 and December 29, 2023, contract assets included retainage of approximately $18.9 million and $14.3 million, respectively.

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
(Unaudited)

4. SUPPLEMENTAL FINANCIAL STATEMENT DATA

Restricted Cash

The following table provides a reconciliation of cash and cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows:

	September 27,	December 29,
	2024	2023
	(in thousands)
Cash and cash equivalents	$53,106	$23,397
Restricted cash	—	—
Total cash, cash equivalents, and restricted cash shown in the consolidated statement of cash flows	$53,106	$23,397

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

Equipment and Leasehold Improvements

	September 27,	December 29,
	2024	2023
	(in thousands)
Furniture and fixtures	$4,501	$4,379
Computer hardware and software	50,070	44,594
Leasehold improvements	3,551	3,382
Equipment under finance leases	6,969	6,139
Automobiles, trucks, and field equipment	3,551	3,373
Subtotal	68,642	61,867
Accumulated depreciation and amortization	(39,687)	(34,770)
Equipment and leasehold improvements, net	$28,955	$27,097

Included in accumulated depreciation and amortization is $1.1 million and $1.3 million of amortization expense related to equipment held under finance leases for the nine months ended September 27, 2024 and for fiscal year 2023, respectively.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Accrued Liabilities

	September 27,	December 29,
	2024	2023
	(in thousands)
Accrued subcontractor costs	$32,122	$30,196
Accrued bonuses	13,331	14,423
Employee withholdings	4,079	3,123
Compensation and payroll taxes	4,705	3,125
Rebate and other	—	139
Accrued accounting costs and taxes	4,284	3,123
Total accrued liabilities	$58,521	$54,129

Goodwill

	December 29,	Additional	Additions /	September 27,
	2023	Purchase Cost	Adjustments	2024
	(in thousands)
Reporting Unit:
Energy	$129,375	$—	$—	$129,375
Engineering and Consulting	1,769	—	—	1,769
	$131,144	$—	$—	$131,144

The Company tests its goodwill at least annually for possible impairment. The Company completes its annual testing of goodwill as of the last day of the first month of its fourth fiscal quarter each year to determine whether there is a potential impairment. In addition to the Company’s annual test, it regularly evaluates whether events and circumstances have occurred that may indicate a potential impairment of goodwill. The Company evaluated the current economic environment and noted that it does not believe it is more likely than not that goodwill was impaired as of September 27, 2024.

Intangible Assets

	September 27, 2024		December 29, 2023
	Gross	Accumulated	Gross	Accumulated	Amortization
	Amount	Amortization	Amount	Amortization	Period
	(in thousands)				(in years)
Finite:
Backlog	$8,306	$8,306	$8,306	$8,095	1.0
Tradename	15,936	13,074	15,936	12,695	2.5	-	6.0
Non-compete agreements	1,613	1,476	1,613	1,440	4.0	-	5.0
Developed technology	15,810	15,121	15,810	14,521	8.0
Customer relationships	58,149	35,296	58,149	31,107	5.0	-	8.0
Total intangible assets	$99,814	$73,273	$99,814	$67,858

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

On November 30, 2023, the Company entered into an interest rate swap agreement that the Company designated as cash flow hedge to fix the variable interest rate on a portion of the Company’s term loan (see Note 6, “Debt Obligations” for information regarding our indebtedness). The interest rate swap agreement has a total notional amount of $50.0 million, has a fixed annual interest rate of 4.77%, and expires on September 29, 2026. As of September 27, 2024, the effective portion of the Company’s interest rate swap agreement designated as a cash flow hedge before tax effects was $(0.8) million, of which no amounts were reclassified from accumulated other comprehensive income (loss) to interest expense in the three nor nine months ended September 27, 2024. The Company expects to reclassify $0.4 million from accumulated other comprehensive income (loss) to interest expense within the next twelve months.

The fair values of the Company’s outstanding derivatives designated as hedging instruments were as follows:

		Fair Value of Derivative
		Instruments as of
	Balance Sheet Location	September 27, 2024	December 29, 2023
		(in thousands)
Interest rate swap agreement	Current assets	$—	$46
Interest rate swap agreement	Accrued liabilities	(339)	—
Interest rate swap agreement	Other noncurrent liabilities	(683)	(887)

The impact of the effective portions of derivative instruments in cash flow hedging relationships and fair value relationships on other comprehensive income (loss) were $(0.7) million and $(0.1) million for the three and nine months ended September 27, 2024.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The accumulated balances and reporting period activities for the periods below related to reclassifications out of accumulated other comprehensive income (loss) are summarized as follows:

	Gain (Loss) on	Accumulated Other
	Derivative Instruments	Comprehensive Income (Loss)
	(in thousands)
Balances at December 29, 2023	$(664)	$(664)
Other comprehensive income (loss) before reclassifications	549	549
Amounts reclassified from accumulated other comprehensive income (loss):	—	—
Income tax benefit (expense) related to derivative instruments	(115)	(115)
Net current-period other comprehensive income (loss)	434	434
Balances at March 29, 2024	$(230)	$(230)
Other comprehensive income (loss) before reclassifications	127	127
Amounts reclassified from accumulated other comprehensive income (loss):	—	—
Income tax benefit (expense) related to derivative instruments	(26)	(26)
Net current-period other comprehensive income (loss)	101	101
Balances at June 28, 2024	$(129)	$(129)
Other comprehensive income (loss) before reclassifications	(858)	(858)
Amounts reclassified from accumulated other comprehensive income (loss):	—	—
Income tax benefit (expense) related to derivative instruments	180	180
Net current-period other comprehensive income (loss)	(678)	(678)
Balances at September 27, 2024	$(807)	$(807)

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

6. DEBT OBLIGATIONS

Debt obligations, excluding obligations under finance leases (see Note 7, “Leases”, below), consisted of the following:

	September 27,	December 29,
	2024	2023
	(in thousands)
Outstanding borrowings on Term Loan	$92,500	$98,125
Outstanding borrowings on Revolving Credit Facility	—	—
Other debt agreements	137	327
Total debt	92,637	98,452
Issuance costs and debt discounts	(743)	(1,021)
Subtotal	91,894	97,431
Less current portion of long-term debt	10,137	8,452
Long-term debt portion	$81,757	$88,979

The credit agreement governing the Company’s Term Loan and Revolving Credit Facility require the Company to comply with certain financial obligations, including a maximum Net Leverage Ratio and a minimum Fixed Charge Coverage Ratio (as defined in the credit agreement governing the Term Loan and Revolving Credit Facility). The credit agreement also contains customary restrictive covenants. As of September 27, 2024, the Company was in compliance with all these covenants.

In addition, as of September 27, 2024, the Company’s composite interest rate, exclusive of the effects of upfront fees, undrawn fees and issuance cost amortization, was 7.2%.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

7. LEASES

The Company leases certain office facilities under long-term, non-cancellable operating leases that expire at various dates through 2029. In addition, the Company is obligated under finance leases for certain furniture and office equipment that expire at various dates through 2029.

From time to time, the Company enters into non-cancelable leases for some of its facility and equipment needs. These leases allow the Company to conserve cash by paying a monthly lease rental fee for the use of facilities and equipment rather than purchasing them. The Company’s leases typically have remaining terms ranging from one to eight years, some of which may include options to extend the leases for up to five years, and some of which may include options to terminate the leases within one year. Currently, all of the Company’s leases contain fixed payment terms. The Company may decide to cancel or terminate a lease before the end of its term, in which case the Company is typically liable to the lessor for the remaining lease payments under the term of the lease. Additionally, all of the Company’s month-to-month leases are cancelable by the Company or the lessor, at any time, and are not included in the Company’s right-of-use asset or lease liability. As of September 27, 2024, the Company had no leases with residual value guarantees. Typically, the Company has purchase options on the equipment underlying its long-term leases. The Company may exercise some of these purchase options when the need for equipment is on-going and the purchase option price is attractive. Nonperformance-related default covenants, cross-default provisions, subjective default provisions and material adverse change clauses contained in material lease agreements, if any, are also evaluated to determine whether those clauses affect lease classification in accordance with ASC Topic 842-10-25. Leases are accounted for as operating or financing leases, depending on the terms of the lease.

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

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following is a summary of the Company’s lease expense:

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Operating lease cost	$1,522	$1,464	$4,579	$4,621
Sublease Income	(14)	(30)	(42)	(30)
Finance lease cost:
Amortization of assets	392	340	1,114	969
Interest on lease liabilities	46	28	112	74
Total net lease cost	$1,946	$1,802	$5,763	$5,634

The following is a summary of lease information presented on the Company’s consolidated balance sheet:

	September 27,	December 29,
	2024	2023
	(in thousands)
Operating leases:
Right-of-use assets	$14,366	$12,465

Lease liability	$5,509	$4,537
Lease liability, less current portion	10,593	9,758
Total lease liabilities	$16,102	$14,295

Finance leases (included in equipment and leasehold improvements, net):
Equipment and leasehold improvements, net	$6,969	$6,139
Accumulated depreciation	(4,458)	(3,837)
Total equipment and leasehold improvements, net	$2,511	$2,302

Finance lease obligations	$1,175	$1,186
Finance lease obligations, less current portion	1,453	1,184
Total finance lease obligations	$2,628	$2,370

Weighted average remaining lease term (in years):
Operating Leases	3.05	3.43
Finance Leases	2.49	2.31

Weighted average discount rate:
Operating Leases	6.91%	6.09%
Finance Leases	6.68%	5.19%

Rent expense was $1.7 million and $5.2 million for the three and nine months ended September 27, 2024, respectively, as compared to $1.7 million and $5.1 million for the three and nine months ended September 29, 2023, respectively.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following is a summary of other information and supplemental cash flow information related to finance and operating leases:

	Nine Months Ended
	September 27,	September 29,
	2024	2023
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$4,707	$4,318
Operating cash flow from finance leases	112	74
Financing cash flow from finance leases	1,064	951

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$5,757	$4,316

The following is a summary of the maturities of lease liabilities as of September 27, 2024:

	Operating	Finance
	(in thousands)
Fiscal year:
Remainder of 2024	$1,588	$438
2025	6,278	1,158
2026	5,100	824
2027	2,667	313
2028	1,673	94
2029 and thereafter	750	27
Total lease payments	18,056	2,854
Less: Imputed interest	(1,954)	(226)
Total lease obligations	16,102	2,628
Less: Current obligations	5,509	1,175
Noncurrent lease obligations	$10,593	$1,453

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

During the nine months ended September 27, 2024 and September 29, 2023, the Company made matching contributions of $2.1 million and $1.9 million, respectively.

Variable Interest Entities

On March 4, 2016, the Company and the Company’s wholly-owned subsidiary, Willdan Energy Solutions, Inc. (“WES”), acquired substantially all of the assets of Genesys Engineering, P.C. (“Genesys”) and assumed certain specified liabilities of Genesys (collectively, the “Purchase”) pursuant to an Asset Purchase and Merger Agreement, dated as of February 26, 2016 (the “Agreement”), by and among Willdan Group, Inc., WES, WESGEN (as defined below), Genesys and Ronald W. Mineo (“Mineo”) and Robert J. Braun (“Braun” and, together with Mineo, the “Genesys Shareholders”). On March 5, 2016, pursuant to the terms of the Agreement, WESGEN, Inc., a non-affiliated corporation (“WESGEN”), merged (the “Merger” and, together with the Purchase, the “Acquisition”) with Genesys, with Genesys remaining as the surviving corporation. Genesys was acquired to strengthen the Company’s power engineering capability in the northeastern U.S., and also to increase client exposure and experience with universities.

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

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The Company manages Genesys and has the power to direct the activities that most significantly impact Genesys’s performance, in addition to being obligated to absorb expected losses from Genesys. Accordingly, the Company is the primary beneficiary of Genesys and consolidates Genesys as a variable interest entity (“VIE”). In addition, the Company concluded there is no noncontrolling interest related to the consolidation of Genesys because the Company determined that (i) the shareholder of Genesys does not have more than a nominal amount of equity investment at risk, (ii) WES absorbs the expected losses of Genesys through its deferral of Genesys’s service fees owed to WES and the Company has, since entering into the administrative services agreement, had to continuously defer service fees for Genesys, and (iii) the Company believes Genesys will continue to have a shortfall on payment of its service fees for the foreseeable future, leaving no expected residual returns for the shareholder. As of September 27, 2024, the Company had one VIE — Genesys.

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

There were no intersegment sales during the three and nine months ended September 27, 2024 and September 29, 2023. The Company’s chief operating decision maker evaluates the performance of each segment based upon income or loss from operations before income taxes. Certain segment asset information including expenditures for long-lived assets has not been presented as it is not reported to or reviewed by the chief operating decision maker. In addition, enterprise-wide service line contract revenue is not included as it is impracticable to report this information for each group of similar services.

Financial information with respect to the reportable segments and reconciliation to the amounts reported in the Company’s Condensed Consolidated Financial Statements is as follows:

		Engineering	Unallocated		Consolidated
	Energy	& Consulting	Corporate	Intersegment	Total
	(in thousands)
Fiscal Three Months Ended September 27, 2024
Contract revenue	$134,036	$24,216	$-	$-	$158,252
Depreciation and amortization	3,337	379	-	-	3,716
Interest expense, net	-	-	1,934	-	1,934
Segment profit (loss) before income tax expense	6,176	4,280	(2,953)	-	7,503
Income tax expense (benefit)	(25)	85	97	-	157
Net income (loss)	6,202	4,194	(3,050)	-	7,346
Segment assets (1)	348,617	29,523	92,243	(23,130)	447,253
Fiscal Three Months Ended September 29, 2023
Contract revenue	$111,030	$21,708	$-	$-	$132,738
Depreciation and amortization	3,854	336	-	-	4,190
Interest expense, net	2	-	2,435	-	2,437
Segment profit (loss) before income tax expense	2,814	2,853	(3,388)	-	2,279
Income tax expense (benefit)	852	728	(867)	-	713
Net income (loss)	1,961	2,127	(2,522)	-	1,566
Segment assets (1)	340,422	26,901	57,427	(23,130)	401,620
Fiscal Nine Months Ended September 27, 2024
Contract revenue	$352,634	$69,103	$-	$-	$421,737
Depreciation and amortization	9,800	1,137	-	-	10,937
Interest expense, net	-	-	6,031	-	6,031
Segment profit (loss) before income tax expense	15,886	9,608	(8,749)	-	16,745
Income tax expense (benefit)	1,767	1,069	(973)	-	1,863
Net income (loss)	14,119	8,539	(7,776)	-	14,882
Segment assets (1)	348,617	29,523	92,243	(23,130)	447,253
Fiscal Nine Months Ended September 29, 2023
Contract revenue	$292,330	$62,088	$-	$-	$354,418
Depreciation and amortization	11,655	863	-	-	12,518
Interest expense, net	5	-	7,105	-	7,110
Segment profit (loss) before income tax expense	6,188	8,658	(10,239)	-	4,607
Income tax expense (benefit)	2,300	3,218	(3,806)	-	1,712
Net income (loss)	3,888	5,440	(6,433)	-	2,895
Segment assets (1)	340,422	26,901	57,427	(23,130)	401,620
(1)	Segment assets are presented net of intercompany receivables.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following tables provide information about disaggregated revenue by contract type, client type and geographical region:

	Three months ended September 27, 2024
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$7,953	$17,767	$25,720
Unit-based	52,487	4,993	57,480
Fixed price	73,596	1,456	75,052
Total (1)	$134,036	$24,216	$158,252

Client Type
Commercial	$7,964	$1,968	$9,932
Government	61,115	22,155	83,270
Utilities (2)	64,957	93	65,050
Total (1)	$134,036	$24,216	$158,252

Geography (3)
Domestic	$134,036	$24,216	$158,252

	Nine months ended September 27, 2024
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$25,190	$51,193	$76,383
Unit-based	147,022	14,375	161,397
Fixed price	180,422	3,535	183,957
Total (1)	$352,634	$69,103	$421,737

Client Type
Commercial	$23,858	$5,281	$29,139
Government	148,403	63,614	212,017
Utilities (2)	180,373	208	180,581
Total (1)	$352,634	$69,103	$421,737

Geography (3)
Domestic	$352,634	$69,103	$421,737

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

	Three months ended September 29, 2023
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$9,382	$16,629	$26,011
Unit-based	42,119	4,182	46,301
Fixed price	59,529	897	60,426
Total (1)	$111,030	$21,708	$132,738

Client Type
Commercial	$7,448	$1,588	$9,036
Government	52,410	20,054	72,464
Utilities (2)	51,172	66	51,238
Total (1)	$111,030	$21,708	$132,738

Geography (3)
Domestic	$111,030	$21,708	$132,738

	Nine months ended September 29, 2023
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$26,038	$47,626	$73,664
Unit-based	126,946	11,616	138,562
Fixed price	139,346	2,846	142,192
Total (1)	$292,330	$62,088	$354,418

Client Type
Commercial	$21,607	$4,128	$25,735
Government	119,028	57,759	176,787
Utilities (2)	151,695	201	151,896
Total (1)	$292,330	$62,088	$354,418

Geography (3)
Domestic	$292,330	$62,088	$354,418
(1)	Amounts may not add to the totals due to rounding.
(2)	Includes the portion of revenue related to small business programs paid by the end user/customer.
(3)	Revenue from the Company’s foreign operations were not material for the three and nine months ended September 27, 2024 and September 29, 2023.

Geographical Information

Substantially all of the Company’s consolidated revenue was derived from its operations in the U.S. The Company operates through a network of offices spread across 22 U.S. states, the District of Columbia, the Commonwealth of Puerto Rico, and Canada. Revenues from the Company’s Puerto Rican and Canadian operations were not material for the three and nine months ended September 27, 2024, nor for the three and nine months ended September 29, 2023.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Customer Concentration

For the three and nine months ended September 27, 2024, the Company’s top 10 customers accounted for 49.1%, and 49.5%, respectively, of the Company’s consolidated contract revenue. For the three and nine months ended September 29, 2023, the Company’s top 10 customers accounted for 52.9%, and 50.6%, respectively, of the Company’s consolidated contract revenue.

For the three and nine months ended September 27, 2024 and September 29, 2023, the Company had no individual customers that accounted for more than 10% of its consolidated contract revenue.

On a segment basis, the Company reports customers that accounted for more than 10% of its segment contract revenues.

For the three months ended September 27, 2024, the Company derived 22.1% of its Energy segment revenues from two customers, Southern California Edison and Clark County School District. For the nine months ended September 27, 2024, no single customer accounted for 10% or more of the Company’s Energy segment revenues. For the three and nine months ended September 27, 2024, no single customer accounted for 10% or more of the Company’s Engineering and Consulting segment revenues.

For the three months ended September 29, 2023, the Company derived 21.7% of its Energy segment revenues from two customers, Pueblo County School District and Dormitory Authority State of New York (“DASNY”). For the nine months ended September 29, 2023, the Company derived 22.7% of its Energy Segment revenues from two customers, the Los Angeles Department of Water and Power (“LADWP”) and DASNY. For the three and nine months ended September 29, 2023, no single customer accounted for 10% or more of the Company’s Engineering and Consulting segment revenues.

On a geographical basis, the Company’s largest clients are based in California and New York. For the three and nine months ended September 27, 2024, services provided to clients in California accounted for 42.2% and 43.3%, respectively, of the Company’s consolidated contract revenue, and services provided to clients in New York accounted for 21.0% and 23.7%, respectively, of the Company’s consolidated contract revenue. For the three and nine months ended September 29, 2023, services provided to clients in California accounted for 42.8% and 42.2%, respectively, of the Company’s contract revenue and services provided to clients in New York accounted for 23.6% and 24.7%, respectively, of the Company’s contract revenue.

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

At the end of fiscal year 2023, the Company’s total valuation allowance was $1.2 million, remaining unchanged from the end of fiscal year 2022. As of September 27, 2024, the Company assessed all available positive and negative evidence available to determine whether, based on the weight of that evidence, there was a change in judgment related to the utilization of deferred tax assets in future years. The Company concluded that as of September 27, 2024, the valuation allowance for the Company’s deferred tax assets was appropriate in accordance with ASC 740. Consequently, there was no change to the valuation allowance during the three and nine months ended September 27, 2024.

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

The Company recognizes the tax benefit from uncertain tax positions if it is more likely than not that the tax positions will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefit is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. During the three and nine months ended September 27, 2024, and the three and nine months ended September 29, 2023, the Company did not record a liability for uncertain tax positions.

Based on the Company’s estimates and determination of an effective tax rate for the year, the Company recorded an income tax expense of $0.2 million and $1.9 million for the three and nine months ended September 27, 2024, respectively, compared to an income tax expense of $0.7 million and $1.7 million for the three and nine months ended September 29, 2023, respectively. During the three and nine months ended September 27, 2024, the difference between the effective tax rate and the federal statutory rate was primarily attributable to state taxes, nondeductible executive compensation, deductions related to stock option exercises, research and development tax credits, and the energy-efficiency building deduction. During the three and nine months ended September 29, 2023, the difference between the effective tax rate and the federal statutory rate was primarily attributable to state taxes, non-deductible stock compensation, nondeductible executive compensation, research and development tax credits, and the energy-efficiency building deduction.

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

The following table sets forth the number of weighted-average common shares outstanding used to compute basic and diluted EPS:

	Three months ended		Nine months ended
	September 27,	September 29,	September 27,	September 29,
	2024	2023	2024	2023
	(in thousands, except per share amounts)
Net income (loss)	$7,346	$1,566	$14,882	$2,895
Weighted-average common shares outstanding	13,930	13,462	13,753	13,357
Effect of dilutive stock options and restricted stock awards	428	247	377	206
Weighted-average common shares outstanding-diluted	14,358	13,709	14,130	13,563
Earnings (Loss) per share:
Basic	$0.53	$0.12	$1.08	$0.22
Diluted	$0.51	$0.11	$1.05	$0.21

For the three months ended September 27, 2024, the Company did not exclude any shares subject to outstanding equity awards from the calculation of diluted shares. For the nine months ended September 27, 2024, the Company excluded 269,000 common shares subject to outstanding equity awards from the calculation of diluted shares because their impact would have been anti-dilutive. For the three and nine months ended September 29, 2023, the Company excluded 363,000 and 389,000 common shares subject to outstanding equity awards, respectively, from the calculation of diluted shares because their impact would have been anti-dilutive.

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

On October 23, 2024 (the “Enica Closing Date”), the Company, through its wholly owned subsidiary, WES, acquired substantially all of the assets of Enica Engineering, PLLC. (“Enica”), pursuant to the terms of the Asset Purchase Agreement, dated as of October 23, 2024 (the “Enica Agreement”), by and among the Company, WES, Genesys, Enica, and Reed Berinato (“Berinato”) and Mark Prewett (“Prewett” and, together with Berinato, the “Enica Members”).

Pursuant to the terms of the Enica Agreement, the purchase price consists of (i) $12.0 million to be paid in cash on the Enica Closing Date (subject to holdbacks and adjustments) and (ii) up to $6.0 million in cash if Enica exceeds certain financial targets during the two years after the Enica Closing Date; for a potential maximum purchase price of $18.0 million.

The Enica Agreement contains customary representations and warranties regarding the Company, WES, Genesys, Enica, and the Enica members, indemnification provisions and other provisions customary for transactions of this nature. Pursuant to the terms of the Agreement, the Company, WES, and Genesys provided guarantees to the Enica Members which guarantee certain of Enica’s obligations under the Enica Agreement.

The Company used cash on hand to fund the initial purchase price.

Enica is an energy efficiency company that provides an array of services around energy projects, metering, and consulting services to help its customers drive energy efficiency, decarbonization, and energy reduction. Enica’s financial information will be included within the Company’s Energy segment beginning in the fourth quarter of fiscal year 2024 and the Company expects to finalize the purchase price allocation related to this transaction by the end of the second quarter of fiscal year 2025.

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

Results of Operations

Third Quarter and Nine Months Overview

The following table sets forth, for the periods indicated, certain information derived from our condensed consolidated statements of comprehensive income(1):

	Three Months Ended
	September 27,		September 29,
	2024		2023		$ Change	% Change

	(in thousands, except percentages)

Contract revenue	$158,252	100.0%	$132,738	100.0%	$25,514	19.2%
Direct costs of contract revenue:
Salaries and wages	24,088	15.2	21,856	16.5	2,232	10.2
Subcontractor services and other direct costs	82,563	52.2	67,454	50.8	15,109	22.4
Total direct costs of contract revenue	106,651	67.4	89,310	67.3	17,341	19.4

Gross profit	51,601	32.6	43,428	32.7	8,173	18.8

General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	25,876	16.4	23,805	17.9	2,071	8.7
Facilities and facilities related	2,381	1.5	2,303	1.7	78	3.4
Stock-based compensation	2,020	1.3	1,244	0.9	776	62.4
Depreciation and amortization	3,716	2.3	4,190	3.2	(474)	(11.3)
Other	8,934	5.6	8,049	6.1	885	11.0
Total general and administrative expenses	42,927	27.1	39,591	29.8	3,336	8.4

Income (loss) from operations	8,674	5.5	3,837	2.9	4,837	126.1

Other income (expense):
Interest expense	(1,934)	(1.2)	(2,437)	(1.8)	503	(20.6)
Other, net	763	0.5	879	0.7	(116)	(13.2)
Total other income (expense)	(1,171)	(0.7)	(1,558)	(1.2)	387	(24.8)

Income (Loss) before income tax expense	7,503	4.7	2,279	1.7	5,224	229.2
Income tax expense (benefit)	157	0.1	713	0.5	(556)	(78.0)
Net income (loss)	$7,346	4.6	$1,566	1.2	$5,780	369.1

(1)	Percentages are expressed as a percentage of contract revenue and may not total due to rounding.

	Nine Months Ended
	September 27,		September 29,
	2024		2023		$ Change	% Change

	(in thousands, except percentages)

Contract revenue	$421,737	100.0%	$354,418	100.0%	$67,319	19.0%
Direct costs of contract revenue:
Salaries and wages	69,247	16.4	63,568	17.9	5,679	8.9
Subcontractor services and other direct costs	204,667	48.5	165,508	46.7	39,159	23.7
Total direct costs of contract revenue	273,914	64.9	229,076	64.6	44,838	19.6

Gross profit	147,823	35.1	125,342	35.4	22,481	17.9

General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	78,449	18.6	68,606	19.4	9,843	14.3
Facilities and facilities related	7,231	1.7	7,200	2.0	31	0.4
Stock-based compensation	5,355	1.3	4,064	1.1	1,291	31.8
Depreciation and amortization	10,937	2.6	12,518	3.5	(1,581)	(12.6)
Other	25,368	6.0	22,629	6.4	2,739	12.1
Total general and administrative expenses	127,340	30.2	115,017	32.5	12,323	10.7

Income (loss) from operations	20,483	4.9	10,325	2.9	10,158	98.4

Other income (expense):
Interest expense	(6,031)	(1.4)	(7,110)	(2.0)	1,079	(15.2)
Other, net	2,293	0.5	1,392	0.4	901	64.7
Total other income (expense)	(3,738)	(0.9)	(5,718)	(1.6)	1,980	(34.6)

Income (Loss) before income tax expense	16,745	4.0	4,607	1.3	12,138	263.5
Income tax expense (benefit)	1,863	0.4	1,712	0.5	151	8.8
Net income (loss)	$14,882	3.5	$2,895	0.8	$11,987	414.1

(1)	Percentages are expressed as a percentage of contract revenue and may not total due to rounding.

The following tables provides information about disaggregated revenue of our two segments, Energy and Engineering and Consulting, by contract type, client type and geographical region:

	Three months ended September 27, 2024
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$7,953	$17,767	$25,720
Unit-based	52,487	4,993	57,480
Fixed price	73,596	1,456	75,052
Total (1)	$134,036	$24,216	$158,252

Client Type
Commercial	$7,964	$1,968	$9,932
Government	61,115	22,155	83,270
Utilities (2)	64,957	93	65,050
Total (1)	$134,036	$24,216	$158,252

Geography (3)
Domestic	$134,036	$24,216	$158,252

	Nine months ended September 27, 2024
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$25,190	$51,193	$76,383
Unit-based	147,022	14,375	161,397
Fixed price	180,422	3,535	183,957
Total (1)	$352,634	$69,103	$421,737

Client Type
Commercial	$23,858	$5,281	$29,139
Government	148,403	63,614	212,017
Utilities (2)	180,373	208	180,581
Total (1)	$352,634	$69,103	$421,737

Geography (3)
Domestic	$352,634	$69,103	$421,737

	Three months ended September 29, 2023
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$9,382	$16,629	$26,011
Unit-based	42,119	4,182	46,301
Fixed price	59,529	897	60,426
Total (1)	$111,030	$21,708	$132,738

Client Type
Commercial	$7,448	$1,588	$9,036
Government	52,410	20,054	72,464
Utilities (2)	51,172	66	51,238
Total (1)	$111,030	$21,708	$132,738

Geography (3)
Domestic	$111,030	$21,708	$132,738

	Nine months ended September 29, 2023
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$26,038	$47,626	$73,664
Unit-based	126,946	11,616	138,562
Fixed price	139,346	2,846	142,192
Total (1)	$292,330	$62,088	$354,418

Client Type
Commercial	$21,607	$4,128	$25,735
Government	119,028	57,759	176,787
Utilities (2)	151,695	201	151,896
Total (1)	$292,330	$62,088	$354,418

Geography (3)
Domestic	$292,330	$62,088	$354,418

(1)	Amounts may not add to the totals due to rounding.
(2)	Includes the portion of revenue related to small business programs paid by the end user/customer.
(3)	Revenue from our foreign operations were not material for the three and nine months ended September 27, 2024 and September 29, 2023.

Three Months Ended September 27, 2024 Compared to Three Months Ended September 29, 2023

Contract revenue. Consolidated contract revenue increased $25.5 million, or 19.2%, in the three months ended September 27, 2024, compared to the three months ended September 29, 2023, due to incremental revenues in both our Energy segment and our Engineering and Consulting segment.

Contract revenue in our Energy segment increased $23.0 million, or 20.7%, in the three months ended September 27, 2024, compared to the three months ended September 29, 2023, primarily as a result of increased demand for energy efficiency and electrification services under utility programs and higher construction management revenues.

Contract revenue in our Engineering and Consulting segment increased $2.5 million, or 11.6%, in the three months ended September 27, 2024, compared to the three months ended September 29, 2023, primarily due to increased demand for services provided to our clients.

Direct costs of contract revenue. Direct costs of consolidated contract revenue increased $17.3 million, or 19.4%, for the three months ended September 27, 2024, compared to the three months ended September 29, 2023, primarily as a result of the increase, and change of mix, in contract revenues as described above. As a percentage of contract revenue, direct salaries and wages decreased to 15.2% in the three months ended September 27, 2024 from 16.5% in the three months ended September 29, 2023, while subcontractor services and other direct costs increased to 52.2% in the three months ended September 27, 2024 from 50.8% in the three months ended September 29, 2023.

Direct costs of contract revenue in our Energy segment increased $17.1 million, or 21.6%, for the three months ended September 27, 2024, compared to the three months ended September 29, 2023. Direct costs of contract revenue for the Engineering and Consulting segment increased $0.2 million, or 2.7%, in the three months ended September 27, 2024, compared to the three months ended September 29, 2023.

Subcontractor services and other direct costs increased by $15.1 million, or 22.4%, in the three months ended September 27, 2024, compared to the three months ended September 29, 2023, primarily due to the increase in utility program revenues and construction management revenues, which utilize a higher percentage of material cost and installation subcontracting. Salaries and wages increased by $2.2 million, or 10.2%, in the three months ended September 27, 2024, compared to the three months ended September 29, 2023, primarily as a result of the increases in contract revenue as described above.

Gross Profit. Gross profit increased 18.8% to $51.6 million, or 32.6% gross margin, for the three months ended September 27, 2024, compared to gross profit of $43.4 million, or 32.7% gross margin, for the three months ended September 29, 2023. The decrease in our gross margin was primarily driven by changes in the mix of revenues as described above.

General and administrative expenses. General and administrative (“G&A”) expenses increased $3.3 million, or 8.4%, in the three months ended September 27, 2024, compared to the three months ended September 29, 2023. G&A expenses consisted of an increase of $2.0 million in the Energy segment combined with an increase of $0.8 million in the Engineering and Consulting segment, and an increase of $0.5 million in unallocated corporate expenses.

Within G&A expenses, the increase of $2.1 million in salaries and wages, payroll taxes and employee benefits, combined with the increase of $0.9 million in other general and administrative expenses, and the increase of $0.8 million in stock-based compensation was partially offset by a decrease of $0.5 million in depreciation and amortization. The increase in salaries and wages, payroll taxes and employee benefits was primarily due to an increase in incentive compensation, consistent with the improvement in operating profit, and higher fringe benefit costs. The increase in other general and administrative expenses was primarily due to increased professional service fees and computer-related expenses. The increase in stock-based compensation expenses was primarily related to new stock grants to current employees and executives. The decrease in depreciation and amortization was primarily related to lower amortization of intangible assets from prior acquisitions.

Income (loss) from operations. Operating income increased to $8.7 million for the three months ended September 27, 2024, compared to an operating income of $3.8 million for the three months ended September 29, 2023, as a result of the factors noted above.

Total other expense, net. Total other expense, net, decreased $0.4 million, or 24.8%, for the three months ended September 27, 2024, compared to the three months ended September 29, 2023, primarily due to lower interest expense resulting from the reduced interest rate spread derived from lower debt leverage levels under our credit facilities.

Income tax expense (benefit). We recorded an income tax expense of $0.2 million for the three months ended September 27, 2024, an effective tax rate of 2.1% on income before income tax expense, compared to an income tax expense of $0.7 million for the three months ended September 29, 2023, an effective tax rate of 31.3% on income before tax expense. The reduction in the effective tax rate resulted from increases in discrete items related to stock compensation deductions and additional energy-efficiency building deductions.

Net income (loss). Our net income was $7.3 million for the three months ended September 27, 2024, as compared to a net income of $1.6 million for the three months ended September 29, 2023. The increase in net income was primarily attributable to the increase in income from operations combined with the decrease in total other expense, net and the lower effective tax rate.

Nine Months Ended September 27, 2024 Compared to Nine Months Ended September 29, 2023

Contract revenue. Consolidated contract revenue increased $67.3 million, or 19.0%, in the nine months ended September 27, 2024, compared to the nine months ended September 29, 2023, due to incremental revenues in both our Energy segment and our Engineering and Consulting segment.

Contract revenue in our Energy segment increased $60.3 million, or 20.6%, in the nine months ended September 27, 2024, compared to the nine months ended September 29, 2023, primarily as a result of higher construction management revenues and increased demand for energy and electrification services under utility programs.

Contract revenue in our Engineering and Consulting segment increased $7.0 million, or 11.3%, in the nine months ended September 27, 2024, compared to the nine months ended September 29, 2023, primarily due to increased demand for services provided to our clients.

Direct costs of contract revenue. Direct costs of consolidated contract revenue increased $44.8 million, or 19.6%, for the nine months ended September 27, 2024, compared to the nine months ended September 29, 2023, primarily as a result of the increase, and change of mix, in contract revenues as described above. As a percentage of contract revenue, direct salaries and wages decreased to 16.4% in the nine months ended September 27, 2024 from 17.9% in the nine months ended September 29, 2023, while subcontractor services and other direct costs increased to 48.5% in the nine months ended September 27, 2024 from 46.7% in the nine months ended September 29, 2023.

Direct costs of contract revenue in our Energy segment increased $42.9 million, or 21.5%, for the nine months ended September 27, 2024, compared to the nine months ended September 29, 2023. Direct costs of contract revenue for the Engineering and Consulting segment increased $1.9 million, or 6.5%, in the nine months ended September 27, 2024, compared to the nine months ended September 29, 2023.

Subcontractor services and other direct costs increased by $39.2 million, or 23.7%, in the nine months ended September 27, 2024, compared to the nine months ended September 29, 2023, primarily due to the increase in construction management revenues and utility program revenues, which utilize a higher percentage of material cost and installation subcontracting. Salaries and wages increased by $5.7 million, or 8.9%, in the nine months ended September 27, 2024, compared to the nine months ended September 29, 2023, primarily as a result of the increases in contract revenue as described above.

Gross Profit. Gross profit increased 17.9% to $147.8 million, or 35.1% gross margin, for the nine months ended September 27, 2024, compared to gross profit of $125.3 million, or 35.4% gross margin, for the nine months ended September 29, 2023. The decrease in our gross margin was primarily driven by changes in the mix of revenues as described above.

General and administrative expenses. G&A expenses increased $12.3 million, or 10.7%, in the nine months ended September 27, 2024, compared to the nine months ended September 29, 2023. G&A expenses consisted of an increase of $7.4 million in the Energy segment combined with an increase of $4.1 million in the Engineering and Consulting segment, and an increase of $0.8 million in unallocated corporate expenses.

Within G&A expenses, the increase of $9.8 million in salaries and wages, payroll taxes and employee benefits, combined with the increase of $2.7 million in other general and administrative expenses, and the increase of $1.3 million in stock-based compensation was partially offset by a decrease of $1.6 million in depreciation and amortization. The increase in salaries and wages, payroll taxes and employee benefits was primarily due to an increase in incentive compensation, consistent with the improvement in operating profit, and higher fringe benefit costs. The increase in other general and administrative expenses was primarily due to increased professional service fees and computer-related expenses. The increase in stock-based compensation expenses was primarily related to new stock grants to current employees and executives. The decrease in depreciation and amortization was primarily related to lower amortization of intangible assets from prior acquisitions.

Income (loss) from operations. Operating income increased 98.4% to $20.5 million for the nine months ended September 27, 2024, compared to an operating income of $10.3 million for the nine months ended September 29, 2023, as a result of the factors noted above.

Total other expense, net. Total other expense, net, decreased $2.0 million, or 34.6%, for the nine months ended September 27, 2024, compared to the nine months ended September 29, 2023, primarily due to lower interest expense resulting from the reduced interest rate spread derived from lower debt leverage levels under our credit facilities, combined with increased interest income related to our higher cash balances.

Income tax expense (benefit). We recorded an income tax expense of $1.9 million for the nine months ended September 27, 2024, an effective tax rate of 11.1% on income before income tax expense, compared to an income tax expense of $1.7 million for the nine months ended September 29, 2023, an effective tax rate of 37.2% on income before tax expense. The reduction in the effective tax rate resulted from increases in discrete items related to stock compensation deductions and additional energy-efficiency building deductions.

Net income (loss). Our net income was $14.9 million for the nine months ended September 27, 2024, as compared to a net income of $2.9 million for the nine months ended September 29, 2023. The increase in net income was primarily attributable to the increase in income from operations combined with the decrease in total other expense, net and the lower effective tax rate.

Liquidity and Capital Resources

	Nine Months Ended
	September 27,	September 29,
	2024	2023
	(in thousands)
Net cash provided by (used in):
Operating activities	$38,611	$24,112
Investing activities	(6,045)	(9,115)
Financing activities	(2,857)	(21,595)
Net increase (decrease) in cash and cash equivalents	$29,709	$(6,598)

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

As of September 27, 2024, we had a fully drawn $100 million term loan with $92.5 million outstanding (the “Term Loan”, and collectively with the Revolving Credit Facility, the “Credit Facilities”), and a $50.0 million Revolving Credit Facility with no borrowed amounts and $1.6 million in letters of credit issued, each scheduled to mature on September 29, 2026. In addition, as of September 27, 2024, we had $53.1 million of unrestricted cash and cash equivalents.

As of September 27, 2024, unhedged borrowings under our Credit Facilities, exclusive of the effects of upfront fees, undrawn fees and issuance cost amortization, bore interest at an annual rate of 7.2%. See Part I, Item 1, Note 6, “Debt Obligations”, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, and Part II, Item 8, Note 6, “Debt Obligations”, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2023, for information regarding our indebtedness, including information about borrowings and repayments, principal repayment terms, interest rates, covenants, and other key terms of our outstanding indebtedness.

Cash Flows from Operating Activities

Cash flows provided by operating activities were $38.6 million for the nine months ended September 27, 2024, as compared to cash flows provided by operating activities of $24.1 million for the nine months ended September 29, 2023. Cash flows from operating activities primarily consists of net income, adjusted for non-cash charges, such as depreciation and amortization and stock-based compensation, plus or minus changes in current operating assets and liabilities. Cash flows provided by operating activities for the nine months ended September 27, 2024, resulted primarily from the increase in earnings and lower working capital requirements. Cash flows provided by operating activities for the nine months ended September 29, 2023, resulted primarily from the increase in earnings, combined with lower working capital requirements.

Cash Flows from Investing Activities

Cash flows used in investing activities were $6.0 million for the nine months ended September 27, 2024, as compared to cash flows used in investing activities of $9.1 million for the nine months ended September 29, 2023. Cash flows used in investing activities for the nine months ended September 27, 2024 and for the nine months ended September 29, 2023, were primarily due to cash paid for the development of software and the purchase of computers and equipment.

Cash Flows from Financing Activities

Cash flows used in financing activities were $2.9 million for the nine months ended September 27, 2024, as compared to cash flows used in financing activities of $21.6 million for the nine months ended September 29, 2023. Cash flows used in financing activities for the nine months ended September 27, 2024 were primarily attributable to the repayments of $5.6 million under our Term Loan, $1.2 million cash used to pay withholding taxes on stock grants, and $1.0 million principal payments on finance leases, partially offset by $2.8 million of proceeds from sales of common stock under employee stock purchase plan and $2.4 million in proceeds from stock option exercises. Cash flows used in financing activities for the nine months ended September 29, 2023 were primarily attributable to the disbursement of $10.7 million in restricted cash for utility rebate incentives, payments of $4.0 million for contingent consideration related to prior acquisitions, combined with repayments and borrowings of $111.0 million and $105.0 million, respectively, under our term loan facility and line of credit, which resulted primarily from refinancing our Prior Credit Facility.

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

Contractual Obligations

The following table sets forth our known contractual obligations as of September 27, 2024:

		Less than			More than
Contractual Obligations	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
	(in thousands)
Debt (1)	$91,894	$10,137	$81,757	$—	$—
Interest payments on debt outstanding (2)	11,821	6,206	5,615	—	—
Operating leases	16,102	5,509	7,809	2,108	676
Finance leases	2,628	1,175	1,266	162	25
Total contractual cash obligations	$122,445	$23,027	$96,447	$2,270	$701
(1)	Debt includes $92.5 million outstanding on our Term Loan, net of issuance costs, and no borrowed amounts outstanding on our Revolving Credit Facility as of September 27, 2024. We have assumed no future borrowings or repayments (other than at maturity) for purposes of this table. Our Term Loan is scheduled to mature on September 29, 2026.
(2)	Borrowings under our Term Loan and Revolving Credit Facility bear interest at a variable rate. Future interest payments on our Credit Facility are estimated using floating rates in effect as of September 27, 2024.

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

While not material to our results of operations and financial condition, we have experienced higher cost of materials and delays in our supply chain for equipment. The prices of finished products from manufacturers are subject to fluctuation and increases. It is difficult to accurately measure the impact of inflation, tariffs, price escalation, raw material costs, and other factors that impact the cost of finished goods due to the imprecise nature of the estimates required.

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

Components of Revenue and Expense

Contract Revenue

We generally provide our services under contracts, purchase orders or retainer letters. The agreements we enter into with our clients typically incorporate one of three principal types of pricing provisions: time-and-materials, unit-based, and fixed price. Revenue on our time-and-materials and unit-based contracts are recognized as the work is performed in accordance with specific terms of the contract. As of September 27, 2024, 18% of our contracts are time-and-materials contracts, 38% are unit-based contracts, and 44% are fixed price contracts, compared to 21% are time-and-materials contracts, 39% are unit-based contracts, and 40% are fixed price contracts, as of September 29, 2023.

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

As of September 27, 2024, we had cash and cash equivalents of $53.1 million. This amount represents cash on hand in business checking accounts with BMO Bank, N.A. We do not engage in trading activities and do not participate in foreign currency transactions.

We are subject to interest rate risk in connection with our Term Loan and borrowings, if any, under our Revolving Credit Facility, each of which bears interest at variable rates. As of September 27, 2024, $92.5 million was outstanding under our Term Loan, and we had no borrowed amounts outstanding and $1.6 million in letters of credit were issued under our Revolving Credit Facility. Each of our Term Loan and Revolving Credit Facility mature on September 29, 2026 and are governed by our Credit Agreement.

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

Based upon the amount of our outstanding indebtedness as of September 27, 2024, a one percentage point increase in the effective interest rate, inclusive of our interest rate swap agreement, would change our annual interest expense by approximately $1.1 million in fiscal year 2024.

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

In connection with the preparation of this Quarterly Report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 27, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, as of September 27, 2024.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the fiscal quarter ended September 27, 2024, we made the following repurchases of shares of our common stock from employees to satisfy tax withholding obligations incurred in connection with the vesting of restricted stock:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Programs
June 29, 2024 – July 26, 2024	—	—	—	—
July 27, 2024 – August 23, 2024	12,204	$37.36	—	—
August 24, 2024 – September 27, 2024	—	—	—	—
TOTAL	12,204	$37.36	—	—

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
October 31, 2024