Form 10-K
period 2024-12-27
Willdan Group, Inc.
filed 2025-03-07
CIK 1370450

“C/l

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 27, 2024.
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as reported on the Nasdaq Global Market, as of the last business day of the registrant’s most recently completed second fiscal quarter was $285.3 million.
On March 5, 2025 there were 14,407,642 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Designated portions of the Proxy Statement relating to registrant’s 2025 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of fiscal year 2024, are incorporated by reference into Part III of this Report.

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

All of our forward-looking statements are subject to risks and uncertainties that may cause our actual results to differ materially from our expectations. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to:

●	our ability to adequately complete projects in a timely manner;
●	our ability to compete successfully in the highly competitive energy services market;
●	our reliance on work from our top ten clients;
●	changes in state, local and regional economies and government budgets;
●	our ability to win new contracts, to renew existing contracts and to compete effectively for contracts awarded through bidding processes;
●	our ability to make principal and interest payments on our outstanding debt as they come due and to comply with the financial covenants contained in our debt agreements;
●	our ability to manage supply chain constraints, labor shortages, elevated interest rates, and elevated inflation;
●	our ability to obtain financing and to refinance our outstanding debt as it matures;
●	our ability to successfully integrate our acquisitions and execute on our growth strategy; and
●	our ability to attract and retain managerial, technical, and administrative talent.

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

We believe the energy services market will continue to expand in response to the increasing awareness of global warming, climate change issues, and the advent of new technologies in renewable energy generation and the electrification of the nation’s economy. In addition, the rapid growth in artificial intelligence is creating increased power demand from data centers and thus becoming a new catalyst in expanding the energy services market. Private industry and public agencies increasingly seek out cost-effective, turnkey solutions that provide innovative plans, tools, and solutions to address energy efficiency, renewable energy, water conservation and sustainability. State and local governments frequently turn to specialized resource conservation firms to help strike the balance between environmental responsibility and economic competitiveness. The use of energy services, including audits, program design, benchmark analysis, metering and incentivized sale and installation of energy efficiency measures provides public agencies, utilities, and commercial/industrial firms with the ability to realize long-term energy savings and greenhouse gas reductions.

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

The following table presents the approximate percentage of our consolidated contract revenue attributable to each financial reporting segment.

	Fiscal Year
	2024	2023	2022
Energy	84%	84%	83%
Engineering and Consulting	16%	16%	17%

During fiscal year 2024, we derived 10.7% of our Energy segment contract revenues from one customer, Southern California Edison. During fiscal year 2024, we had no individual customers that accounted for more than 10% of our Engineering and Consulting segment contract revenues.

For further information related to our financial reporting segments, see Part II, Item 8, Note 9, “Segment and Geographical Information”, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

Engineering and Consulting Services

Our Engineering and Consulting segment provides civil engineering-related construction management, building and safety, city engineering office management, city planning, civil design, geotechnical, material testing and other engineering consulting services to our clients. Our engineering services include traffic, bridges, rail, port, water, and other civil engineering projects. We also provide economic and financial consulting to public agencies. Lastly, we supplement the engineering services that we offer our clients by offering expertise and support for the various financing techniques public agencies utilize to finance their operations and infrastructure. We also support the mandated reporting and other requirements associated with these financings. We provide financial advisory services for municipal securities but do not provide underwriting services.

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

Our Engineering and Consulting services include the following:

Building and Safety. Our building and safety services range from managing and staffing an entire municipal building department to providing specific outsourced services, such as plan review and field inspections for code compliance. Other related services under this umbrella include performing accessibility compliance and providing disaster recovery teams, energy compliance evaluations, fire and life safety, permit processing and issuance, seismic retrofitting programs, and structural plan review. Many of our building and safety services contracts are with municipalities and counties where we supplement the capacity of in-house staff.

City Engineering and Code Enforcement. We provide municipalities with city engineering services related to the public works department needs and assist with the development and capital improvements implementation, and enforcement of building and development codes. These services are tailored to the unique needs of each municipality, ranging from staffing an entire engineering department to carrying out specific projects within a municipality.

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

Disaster Recovery. We provide disaster recovery services to cities, counties and local government. Our experience in disaster recovery includes assisting communities in the disaster recovery process following earthquakes, firestorms, hurricanes, mudslides and other natural disasters. We typically organize and staff several local disaster recovery centers which function as “one-stop permit centers” that guarantee turn-around performance for fast-track plan checking and inspection services. Additionally, we have performed street and storm drain clean-up, replacement or repair of damaged storm drains, streets, and bridges, debris management and preparation and implementation of a near-term erosion and sediment control program.

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

Water Resources. We assist clients in addressing the many facets of water development, treatment, distribution and conservation, including energy savings, technical, financial, legal, political, and regulatory requirements. Our core competencies include hydraulic modeling, master planning, rate studies and design and construction services. Our design experience includes reservoirs, pressure reducing stations, pump and lift stations, and pipeline alignment studies, as well as water/wastewater collection, distribution, and treatment facilities. We also provide a complete analysis and projection of storm flows for use in drainage master plans and for individual storm drain systems to reduce flooding in streets and adjacent properties. We design open and closed storm drain systems and detention basin facilities for cities, counties and the Army Corp of Engineers.

District Administration. We administer special districts on behalf of public agencies. The types of special districts administered include property assessed clean energy (PACE), community facilities districts (in California, Mello-Roos districts), assessment districts, landscape and lighting districts, school facilities improvement districts, benefit assessment districts, fire suppression districts, and business improvement districts. Our district administration services include calculating the annual levy for each parcel in the district; billing charges directly or through a county tax roll; preparing the annual Engineer’s Report, budget and resolutions; reporting on collections and payment status; calculating prepayment quotes; and providing financial analyses, modeling and budget forecasting.

Financial Consulting. We perform economic analyses and financial projects for public agencies, including fee and rate studies; utility rate analyses; utility system appraisals and asset acquisitions; economic development and redevelopment planning; development and implementation of land-based financing districts to provide revenue for public facilities and services; feasibility analyses, formation assistance, long-term financial plans, and annual district administration of Texas special districts (Public Improvement Districts, Tax Increment Reinvestment Zones, and Municipal Management Districts); real estate and market analyses associated with planning efforts; development fee studies; special district formation and other special projects.

Federal Compliance. We offer several services that support bonded debt compliance reporting for cities, counties, states, school districts, water districts, housing authorities, 501(c)(3) and other municipal entities. We provide federal compliance services to approximately 750 issuers in 43 states and the District of Columbia managing approximately $69 billion in municipal debt.

The following are examples of typical projects we have performed in the Engineering and Consulting segment:

●	City of Elk Grove, California, City Engineering, Capital Improvement, and Infrastructure Services. We provided comprehensive technical support to the Public Works and Development Services Departments for the over 170,000-resident community of Elk Grove, California. Our services have included public counter service, drainage/stormwater/NPDES, traffic engineering, permitting, land development review and inspection, CIP design and construction support. Serving the two City departments was a team of full-time engineers, scientists, managers, observers/inspectors, project managers, administrative support staff, and a team of subconsultants. All work was accomplished through a task order process that defined the scope of work, time of performance, and cost of services.
●	City of Long Beach, California, Engineering and Construction Management Services. We provided construction management and public works inspection services for the City’s capital improvement and street maintenance programs. The projects involve building tenant improvements, landscaping, asphalt overlays, ADA compliance ramps, sidewalks, storm drains, water lines, sewer installations, underground utility improvements and other appurtenant work. We acted as the Owner’s Representative and Construction Manager responsible for coordinating all aspects of the construction, including coordination with the City’s Building Inspection Staff.
●	County of Los Angeles, California, Traffic Design and Operational Support Services. We provide professional traffic engineering services for Traffic Signal Synchronization Project. The services include meetings and project coordination with Los Angeles County and various municipalities as well as field review, equipment inventory, reporting for recommended improvements, traffic signal base plans, traffic signal improvement plans, traffic signal utility plans and engineering estimates for multiple signalized intersections along various street corridors.
●	County of Orange, California, Code Enforcement Services. Our code enforcement team is responsible for responding to citizen concerns and investigations of a variety of code violations throughout the unincorporated areas of Orange County in support of its Neighborhood Preservation Program, including the reviewing, processing, and closing of code enforcement cases related to land use, zoning, building, grading, nuisance, and property maintenance violations. Our staff performs review of all case files, inspection of properties, filing notices and complaints against violators, documenting, and preparing violation cases for the district attorney’s office and/or County counsel and testifying in court. We assist in the entitlement/development process consisting of general land use, zoning and building violations.
●	City of Phoenix, Building and Safety Services. We have provided Building Safety, Building Inspection and Building and Fire plan review services to the City of Phoenix Building and Fire Departments since 2001. Willdan Building Inspectors and Reviewers report to the City of Phoenix where the city provides assignments. Inspectors are assigned residential new construction, additions, and remodel inspections. Fire plan reviewers are assigned commercial fire protection systems and Fire Code reviews. Plan reviewers are assigned residential new construction, additions and remodels reviews.
●	City of Sherman, Texas, Financial Services. We assist the City of Sherman with navigating the financial aspects of the largest capital projects in the city’s history to support $3 billion in private investment for chip and wafer manufacturing. We completed a Water and Wastewater Utility Rate Study, and provide economic development decision support, and ongoing comparative scenario analyses, and hold briefings and alignment workshops for elected officials.
●	Great Lakes Water Authority (“GLWA”), Detroit, Michigan, Financial Services. We serve as GLWA’s rate and financial consultant. We provide annual cost of service studies, proposed schedule of recommended rates and charges, community-specific charge calculation sheets, member outreach and public hearing presentations regarding proposed changes to water and wastewater service charges, and other related support services at the request of GLWA.

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

We are organized to profitably manage numerous small and large contracts at the same time. The majority of our contracts typically range from $1,000 to $10,000,000 in contract revenue; however, several of our construction management service contracts exceed $20,000,000 and can range up to $130,000,000 in construction value. In addition, many of our multi-year utility program management contracts exceed $10,000,000 and, two of our largest contracts have provided contract limits in excess of $100,000,000 in revenue over a period of five years for the management of utility incentive programs for the implementation of energy efficiency measures. Our contracts typically have a duration of between two and thirty-six months, although we have city services contracts that have been renewed or re-awarded and in effect for over 30 years. Most of our contracts include a provision allowing for termination for convenience after reimbursement of any unbilled effort under the contract. As of December 27, 2024, we had approximately 2,500 open projects.

During fiscal year 2024, we had no individual customers that accounted for more than 10% of our consolidated contract revenues and our top 10 customers accounted for 51.3% of our consolidated contract revenues.

Our largest clients are based in California and New York. In fiscal year 2024, services provided to clients in California accounted for 43.9% of our consolidated contract revenue, and services provided to clients in New York accounted for 23.6% of our consolidated contract revenue.

We collaborate with the LADWP through the Commercial Direct Install Program, which is a small business lighting energy efficiency program that serves all commercial customers in the LADWP territory with demand up to 250kW. On average, this program typically implements approximately 8,000 energy efficiency projects a year and has implemented over 106,000 projects since program inception in 2008. Over that time, we have saved the LADWP and its customers over half a million MWh per year and almost one hundred MW of peak demand, and also provided lead generation identifying over 5,500 water efficiency upgrades.

We also collaborate with Duke Energy - Progress to manage the small business direct install program in North Carolina and South Carolina. Since its launch in 2013, the program has grown to encompass all eligible Duke Energy customers in North Carolina, South Carolina, Indiana, and Kentucky. The Small Business Energy Saver Program offers eligible commercial customers the opportunity to retrofit a comprehensive list of existing inefficient equipment with more energy-efficient measures. The program provides integrated turn-key services including program marketing, energy assessments, installation by local contractors, up to 80 percent incentives to offset the cost of projects, and education to encourage the replacement of existing equipment with improvements in lighting, refrigeration, and HVAC. We continue to implement programs across these four states and have completed over 35,000 projects for Duke Energy resulting in over 925,000 MWh in savings to small businesses.

We implement Consolidated Edison’s Small and Medium Business Program across the utility's New York City and Westchester County service area, as well as Consolidated Edison’s Multifamily program, their largest energy efficiency program. After giving effect to renewals and extensions, both contracts continue through the end of 2025. These programs help customers save energy, lower their bills, and protect the environment by providing financial incentives to identify and buy down the cost of energy efficiency measures. They also provide incentives to customers who electrify their buildings and reduce their carbon footprint by installing heat pumps. To support this effort, we provide full-service program implementation including outreach and direct sales to potential commercial customers, on-site energy efficiency assessments, direct implementation of energy savings measures and participating contractor management. The administration of incentive payments to other contractors providing services through the program is included in our scope, but the structure of the contract is such that these payments are not included in revenue or expenses. Consolidated Edison may terminate the contract at any time for any reason. Consolidated Edison has been a customer of ours since 2009.

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

Contract Structure

We generally provide our services under contracts, purchase orders, licensing agreements or retainer letters. The agreements we enter into with our clients typically incorporate one of three principal types of pricing provisions:

●	Time-and-materials provisions provide for reimbursement of costs and overhead plus a fee for labor based on the time expended on a project multiplied by a negotiated hourly billing rate. The profitability achievable on a time-and-materials basis is driven by billable headcount, staff utilization, and cost control.
●	Unit-based provisions require the delivery of specific units of work, such as energy efficiency savings goals measured in kWh or Therms, arbitrage rebate calculations, software access terms, dissemination of municipal securities continuing disclosure reports, or building plan checks, at an agreed price per unit, with the total payment under the contract determined by the actual number of units performed.
●	Fixed price provisions require all work under a contract to be performed for a specified lump sum, which may be subject to adjustment if the scope of the project changes. Contracts with fixed price provisions carry certain inherent risks, including risks of losses from underestimating costs, delays in project completion, problems with new technologies, price increases for materials, and economic and other changes that may occur over the contract period. Consequently, the profitability, if any, of fixed price contracts can vary substantially. We typically mitigate some of these risks through the use of fixed price subcontracts for services, material, and equipment.

The following table presents, for the periods indicated, the approximate percentage of our contract revenue subject to each type of pricing provision:

	Fiscal Year
	2024	2023	2022
Time-and-materials	18%	19%	20%
Unit-based	40%	42%	45%
Fixed price	42%	39%	35%
Total	100%	100%	100%

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

Willdan has a culture of acceptance, individuality, and respect, creating an environment where every employee feels included and empowered to contribute their unique perspectives, develop innovative ideas, and bring their best skills to work each day.

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

Our Workforce

As of December 27, 2024, we employed a total of 1,761 employees, excluding contractors. Our employees include, among others, licensed electrical, mechanical, structural, geotechnical and civil engineers; land surveyors; certified building officials; certified inspectors and plans examiners; licensed architects and landscape architects; certified planners; energy sales and audit specialists; installation technicians; program managers; policy advisors and information technology specialists. We believe that we attract and retain highly skilled personnel with significant industry experience and strong client relationships by offering them challenging assignments in a dynamic work environment that recognizes, supports, and encourages diverse backgrounds and inter-cultural cooperation combined with compensation and employee benefit programs that are competitive with those offered by our competitors. See Part I, Item 1A, "Risk Factors" included in this Annual Report on Form 10-K for a discussion of the risks related to the loss of key personnel or our inability to attract and retain qualified personnel.

The following table sets forth the number of our employees in each of our business segments and our holding company:

	Fiscal Year
	2024	2023	2022
Energy	865	814	781
Engineering and Consulting	801	714	623
Holding Company Employees (Willdan Group, Inc.)	95	88	87
Total	1,761	1,616	1,491

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

Intellectual Property

We believe we have strong name recognition and that this provides us with a competitive advantage in obtaining new business. Consequently, we believe it is important to protect our brand identity through trademark registrations. The Willdan, Willdan Group, Inc., Willdan Engineering, Willdan Energy Company, Willdan Financial Services, and Willdan Energy Solutions names are service marks of ours, and we have obtained service marks for “E3”, “Willdan” and our stylized “W” logo. We have also obtained federal service mark registration with the United States Patent and Trademark Office for the “Willdan” name and “Willdan Group, Inc.” name. The name and logo of our proprietary software, MuniMagic+SM, our California energy efficiency CEDA, as well as our proprietary platform as a service VIEWPOINT are also registered marks, and we have registered a federal copyright for the source code for the MuniMagic+SM software. In connection with our acquisitions, we have obtained the trademark for our “LoadSEER” software, have obtained the patent for “Optimization of Microgrid Energy Use and Distribution”, have obtained the service marks for the Enerpath, Enerworks and Lime/Green Dial Design, and have obtained the registered copyright of Lime, Lime Energy, and Main Street Efficiency, NEO, Net Energy Optimizer, Collaboration Analysis Research, and several Weidt Group designs.

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

Our engagements often involve large-scale, complex projects. The quality of our performance on such projects depends in large part upon our ability to manage the relationship with our clients and our ability to effectively manage the project and deploy appropriate resources, including third-party contractors and our own personnel, in a timely manner. We may commit to a client that we will complete a project by a scheduled date or that, when completed, a project will achieve specified performance standards (e.g., some of our contracts stipulate certain energy savings requirements). If the project is not completed by the scheduled date or fails to meet required performance standards, we may either incur significant additional costs or be held responsible for the costs incurred by the client to rectify damages due to late completion or failure to achieve the required performance standards. The uncertainty of the timing of a project can present difficulties in planning the amount of personnel needed for the project. If the project is delayed or canceled, we may bear the cost of an underutilized workforce that was dedicated to fulfilling the project. In addition, performance of projects can be affected by a number of factors beyond our control, including, among other things, unavoidable delays from government inaction, public opposition, inability to obtain financing, weather conditions, unavailability of vendor materials (including but not limited to import restrictions or pandemics or other public health emergencies), changes in the project scope of services requested by our clients, industrial accidents, environmental hazards, and labor disruptions. To the extent these events occur, the total costs of the project could exceed our estimates, and we could experience reduced profits or, in some cases, incur a loss on a project, which may reduce or eliminate our overall profitability. Further, any defects or errors, or failures to meet our clients’ expectations, could result in claims for damages against us. Failure to meet performance standards or complete performance on a timely basis could also adversely affect our reputation and client base.

If we are unable to accurately estimate and control our contract costs, then we may incur losses on our contracts, which could decrease our operating margins and reduce our profits. In particular, our fixed-price contracts could increase the unpredictability of our earnings.

Under fixed-price contracts, we receive a fixed price irrespective of the actual costs we incur (which protects clients) and, consequently, we are exposed to a number of risks that are generally not included under time-and-materials and unit-based contracts. We realize a profit on fixed price contracts only if we can control our costs and prevent cost overruns on our contracts. Fixed price contracts require cost and scheduling estimates that are based on a number of assumptions, including those about future economic conditions, costs, and availability of labor, equipment and materials, and other exigencies. We could experience cost overruns if these estimates were initially inaccurate as a result of errors or ambiguities in the contract specifications, or become inaccurate as a result of a change in circumstances following the submission of the estimate due to, among other things, unanticipated technical or equipment problems, difficulties in obtaining permits or approvals, changes in local laws or labor conditions, weather delays, changes in costs of raw materials as a result of elevated inflation, supply chain shortages or otherwise, or the inability of our vendors or subcontractors to perform their obligations. If cost overruns occur, we could experience reduced profits or, in some cases, a loss for that project. If a project is significant, or if there are one or more common issues that impact multiple projects, costs overruns could increase the unpredictability of our earnings, as well as have a material adverse impact on our business, results of operations and financial condition.

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

Demand for our services is cyclical, and vulnerable to economic downturns and reductions in government and private industry spending. Such downturns or reductions may result in clients delaying, curtailing or canceling proposed and existing projects. Our business traditionally lags the overall recovery in the economy; therefore, our business may not recover immediately when the economy improves. If economic growth slows, including as a result of elevated inflation and interest rates, government fiscal conditions worsen, or client spending declines, it may have a material adverse effect on our business, results of operations and financial condition. Our government clients may face budget deficits that prohibit them from funding new or existing projects. In addition, our existing and potential clients may either postpone entering into new contracts or request price concessions. Difficult financing and economic conditions may cause some of our clients to demand better pricing terms or delay payments for services we perform, thereby increasing the average number of days our receivables are outstanding, and the potential of increased credit losses of uncollectible invoices. Further, these conditions may result in the inability of some of our clients to pay us for services that we have already performed. If we are not able to reduce our costs quickly enough to respond to the revenue decline from these clients, our operating results may be adversely affected. Accordingly, these factors affect our ability to forecast our future revenue and earnings from business areas that may be adversely impacted by market conditions. Any of these factors could adversely affect the demand for our services, which could have a material adverse effect on our business, results of operations and financial condition.

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

The global economy has been experiencing supply chain constraints and labor shortages. These conditions, in addition to elevated inflation, have increased the costs for materials, other goods, and labor, and have caused delivery and project performance schedules to be extended. These conditions, combined with tightening labor markets resulting from elevated resignation rates among U.S. workers, could increase the cost and difficulty of recruiting and retaining employees, or could result in project delays or cancellations which could negatively impact our operations and financial results.

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

Tax laws and regulations are highly complex and subject to interpretation, and the tax laws and regulations to which we are subject to change over time. Our tax filings are based upon our interpretation of the tax laws in effect in various jurisdictions for the periods for which the filings are made. As our business grows, we are required to comply with increasingly complex taxation rules and practices. We are subject to tax in multiple U.S. tax jurisdictions. Tax reform remains a legislative priority for the U.S. government and certain legislations have already been enacted. While there is current uncertainty regarding what changes will eventually be enacted, such new laws may affect our operating results and financial conditions. Changes in federal, state and local tax laws and regulations could adversely affect our business, results of operations and financial condition.

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

Because we have completed a number of acquisitions, goodwill and other intangible assets represent a substantial portion of our assets. Under Generally Accepted Accounting Principles in the United States, we are required to perform a goodwill impairment test for potential impairment at least on an annual basis. We also assess the recoverability of the unamortized balance of our intangible assets when indications of impairment are present based on expected future profitability and undiscounted expected cash flows and their contribution to our overall operations. The goodwill impairment test requires us to determine the fair value of our reporting units, which are the components at or one level below our reportable segments. In determining fair value, we make significant judgments and estimates, including assumptions about our strategic plans with regard to our operations. We also analyze current economic indicators and market valuations to help determine fair value. To the extent economic conditions that would impact the future operations of our reporting units change, our goodwill may be deemed to be impaired, and we would be required to record a non-cash charge that could result in a material adverse effect on our business, results of operations and financial condition. We had no goodwill impairment in fiscal years 2024, 2023, or 2022.

Risks Related to Our Regulatory Environment

We are subject to various routine and non-routine governmental reviews, audits and investigations, and unfavorable government audit results could force us to adjust previously reported operating results, could affect future operating results, could subject us to a variety of penalties and sanctions, and could result in harm to our reputation.

Government departments and agencies and their representatives may audit and review our contract performance, pricing practices, cost structure, financial capability and compliance with applicable laws, rules and regulations. Audits could raise issues that have significant adverse effects, including, among other things, substantial adjustments to our previously reported operating results and substantial effects on future operating results. Historically, we have not experienced significant disallowed costs as a result of government audits. However, we can provide no assurance that government audits will not result in material disallowances for incurred costs in the future. In addition, we must also comply with other government regulations related to employment practices, environmental protection, health and safety, tax, accounting, and anti-fraud measures, as well as many other regulations in order to maintain our government contractor status. For example, as a government contractor, we maintain plans to ensure compliance with nondiscrimination and regulatory requirements for qualified employees on the basis of gender, race, disability, and veteran status. Consequently, we may be subject to executive orders and regulatory changes affecting various aspects of our operations, including compliance with nondiscrimination plans. Any required elimination or modification of such plans in response to new executive orders could pose challenges in hiring or retaining employees, and may lead to other adverse operational impacts.

Laws and regulations applicable to us as a government contractor affect how we do business with our clients and, in some instances, impose additional costs on our business operations. Although we take precautions to prevent and deter fraud, misconduct, and non-compliance, we face the risk that our employees or outside partners may engage in misconduct, fraud, or other improper activities. If a government audit, review or investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, repayment of amounts already received under contracts, forfeiture of profits, suspension of payments, fines and suspension or debarment from doing business with federal and state and local government agencies and departments, any of which could adversely affect our reputation, our business, results of operations and financial condition, and/or the value of our stock. We may also lose business if we are found not to be sufficiently able to meet ongoing cash flow and financial obligations on a timely basis. In addition, we could suffer serious harm to our reputation and our stock price could decline if allegations of impropriety are made against us, whether true or not.

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

Companies across various industries are facing increasing scrutiny related to their environmental, social and governance (ESG) practices and reporting, both in the United States and internationally. Certain organizations that provide corporate governance and other corporate risk information to investors and shareholders have developed, and others may in the future develop, scores and ratings to evaluate companies and investment funds based upon ESG or “sustainability” metrics. Many investment funds focus on positive ESG business practices and sustainability scores when making investments and may consider a company’s ESG or sustainability scores as a reputational or other factor in making an investment decision. We may face reputational damage in the event our corporate responsibility initiatives, objectives, reporting, or disclosure controls, including with respect matters such as to board diversity and climate change, do not meet the expectations of our investors, shareholders, lawmakers, listing exchange or other constituencies, In addition, we may communicate ESG goals or initiatives from time to time, which can be costly to achieve and difficult to implement. There is no assurance that we will achieve any of these goals, that our initiatives will achieve their intended outcome, and our ability to implement these ESG-related initiatives or achieve ESG-related goals may be dependent on external factors outside our control. Further, we may experience backlash from customers, government entities, advocacy groups, employees, or other stakeholders who disagree with our actual or perceived positions, or with our lack of position on social, environmental, governance, political, public policy, economic, geopolitical, or other sensitive issues. Any perceived lack of transparency about these matters could harm our brand and reputation, our employees’ engagement and retention, and the willingness of our customers and partners to do business with us.

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

Cyber security breaches or other systems and information technology interruptions could result in liability, harm our reputation, impact our ability to operate, and other material adverse consequences.

We rely on computer, information, and communications technology and systems to operate. We store and process large amounts of confidential and other sensitive information concerning our employees, customers, contractors, and vendors. We also rely in part on third-party software and information technology vendors to run certain parts of our information technology systems and our business, and our ability to monitor these third parties’ information security practices is limited. These third parties may not have adequate information security measures in place. If the third parties with whom we work with experience a cyber security breach or other interruption, we could experience material adverse consequences.

In the ordinary course of business, we have been and may be in the future be targeted by malicious cyber-attacks. Cybersecurity attacks in particular are evolving, and we and the third parties with whom we work face the constant risk of cybersecurity threats, including, among other things, computer viruses, malicious code, attacks by computer hackers, organized cyber-attacks, ransomware attacks, and other electronic security breaches that could lead to disruptions in critical systems, unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, encryption, access to, release or other compromise of confidential or sensitive information. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to material adverse consequences.

While we have implemented security measures designed to protect against cyber security breaches, there can be no assurance that these measures will be effective. We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties with whom we work). We may not, however, detect and remediate all such vulnerabilities including on a timely basis. Further, we may experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a cyber security breach or other interruption.

Any of the previously identified or similar threats could cause a cyber security breach or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our confidential or sensitive information or our information technology systems, or those of the third parties with whom we work. For example, we have been the target of unsuccessful phishing attempts in the past, and expect such attempts will continue in the future.

If we or the third parties with whom we work experience or are perceived to experience cybersecurity attacks or otherwise, we could experience material adverse consequences, such as suspending or stopping our operations, government enforcement actions, additional reporting requirements, litigation, and other harms, which could have a material adverse effect on our business, results of operations and financial condition, and could negatively impact our clients. Further, improper disclosure of confidential, proprietary or sensitive information of our employees, customers, contractors and vendors could harm our reputation and subject us to liability and other harms.

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

For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, Cyber security breaches or other systems and information technology interruptions could result in liability, harm our reputation, impact our ability to operate, and other material adverse consequences.

The Company engages third-party cybersecurity consultants and auditors who help the cybersecurity team in identifying, assessing, and managing material risks from cybersecurity threats, including by evaluating and enhancing the Company’s cybersecurity posture. The Company also engages third-party service providers to perform a variety of functions throughout its business. The Company performs due diligence before engaging with certain third-party service providers designed to evaluate the service providers’ cybersecurity practices, including their security policies, incident response capabilities, and data protection measures; including specific cybersecurity requirements in contracts with certain third-party service providers, such as regarding security standards, data protection, and incident reporting as applicable; and monitoring and auditing certain third-party service providers’ cybersecurity practices and compliance with contractual obligations. Depending on the nature of the services provided, the sensitivity of the information systems and data at issue, and the identity of the provider, the Company’s vendor management process may involve different levels of assessment designed to help identify cybersecurity risks associated with a provider and impose contractual obligations related to cybersecurity on the provider.

Governance

The Board addresses the Company’s cybersecurity risk management as part of its general oversight function. The Board is responsible for overseeing Company’s cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats.

Our cybersecurity risk assessment and management processes are implemented and maintained by the certain members of Company management, including those who are part of the Company’s cybersecurity team. The Company’s cybersecurity team is comprised of individuals with expertise in cybersecurity, information technology, risk management, and Company operations. Our cybersecurity team has decades-long experience in cybersecurity and holds industry-standard certifications including Certified Information Systems Security Professional (“CISSP”), and Certified Cloud Security Professional (“CCSP”), among others.

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

ITEM 2. PROPERTIES

Our corporate headquarters is located at 2401 East Katella Avenue, Anaheim, California, where we lease approximately 18,000 square feet of office space. In addition, we lease office space in 49 other locations nationwide, principally in California and New York. In addition to the U.S. locations, we also have one office in Canada and one office in the Commonwealth of Puerto Rico. In total, our facilities contain approximately 240,000 square feet of office space and are subject to leases that expire through 2029. We rent a small portion of this total space on a month-to-month basis. We believe that our existing facilities are adequate to meet current requirements and that suitable additional or substitute space will be available as needed to accommodate any expansion of operations and for additional offices.

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

Stockholders

As of March 5, 2025, there were 190 stockholders of record of our common stock. This number does not include persons who hold our common stock in nominee or “street name” accounts through brokers or banks.

Dividends

We did not declare or pay cash dividends on our common stock in fiscal years 2024, 2023, or 2022.

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

Performance Graph

The following graph compares the 5-year cumulative total stockholder return of our common stock with the cumulative total return of the Nasdaq Composite and a customized peer group. The companies included in our customized peer group represent our definitive Proxy peer group which is reviewed annually and revised as necessary. In the event that a peer group company is acquired and/or delisted, we remove that company from our peer group on such corresponding acquisition date and/or delisting date. The customized peer group consists of American Superconductor Corporation, Ameresco, Inc., Bowman Consulting Group Ltd., C3.ai, Inc., Exponent, Inc., ICF International, Inc., Iteris, Inc., Limbach Holdings, Inc., LSI Industries Inc., Montrose Environmental Group, Inc., NV5 Global, Inc., Quest Resource Holding Corporation, RCM Technologies, Inc., Resource Connection, Inc., and Stem, Inc. The old peer group consisted of American Superconductor Corporation, Atlas Technical Consultants, Inc., Bowman Consulting Group Ltd., C3.ai, Inc., Charah Solutions, Inc., Exponent, Inc., FTC Solar, Inc., ICF International, Inc., Limbach Holdings, Inc., Montrose Environmental Group, Inc., NV5 Global, Inc., Orion Energy Systems, Inc., RCM Technologies, Inc., Resource Connection, Inc., and Stem, Inc.

The peer group investment is weighted by market capitalization as of December 27, 2019 and is adjusted monthly. An investment of $100, with reinvestment of all dividends, is assumed to have been made in our common stock, in the peer group, and in the Nasdaq Composite on December 27, 2019, and the relative performance of each is tracked through and including December 27, 2024. The stock price performance shown in the graph is not necessarily indicative of future stock price performance.

Recent Sales of Unregistered Securities

None.

Issuer Repurchases of Equity Securities

During the fiscal quarter ended December 27, 2024, we made the following repurchases of shares of our common stock from employees to satisfy tax withholding obligations incurred in connection with the vesting of restricted stock:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Programs
September 28, 2024 – October 25, 2024	—	—	—	—
October 26, 2024 – November 22, 2024	3,519	$47.31	—	—
November 23, 2024 – December 27, 2024	—	—	—	—
TOTAL	3,519	$47.31	—	—

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

Results of Operations

Summary Comparison of 2024, 2023, and 2022

The following table sets forth, for the periods indicated, certain information derived from our consolidated statements of comprehensive income(1):

	Fiscal Year
	2024		2023		2022

	(in thousands, except percentages)
Contract revenue	$565,798	100.0%	$510,095	100.0%	$429,138	100.0%
Direct costs of contract revenue:
Salaries and wages	93,543	16.5	89,915	17.6	82,972	19.3
Subcontractor services and other direct costs	269,473	47.6	240,413	47.1	202,587	47.2
Total direct costs of contract revenue	363,016	64.2	330,328	64.8	285,559	66.5

Gross profit	202,782	35.8	179,767	35.2	143,579	33.5

General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	105,373	18.6	95,556	18.7	81,801	19.1
Facilities and facilities related	9,718	1.7	9,565	1.9	9,287	2.2
Stock-based compensation	7,388	1.3	5,323	1.0	8,373	2.0
Depreciation and amortization	14,745	2.6	16,431	3.2	17,489	4.1
Other	34,205	6.0	30,818	6.0	33,692	7.9
Total general and administrative expenses	171,429	30.3	157,693	30.9	150,642	35.1

Income (loss) from operations	31,353	5.5	22,074	4.3	(7,063)	(1.6)

Other income (expense):
Interest expense	(7,801)	(1.4)	(9,413)	(1.8)	(5,328)	(1.2)
Other, net	3,127	0.6	1,930	0.4	939	0.2
Total other income (expense)	(4,674)	(0.8)	(7,483)	(1.5)	(4,389)	(1.0)

Income (Loss) before income tax expense	26,679	4.7	14,591	2.9	(11,452)	(2.7)
Income tax expense (benefit)	4,109	0.7	3,665	0.7	(3,004)	(0.7)
Net income (loss)	$22,570	4.0	$10,926	2.1	$(8,448)	(2.0)

(1)	Percentages are expressed as a percentage of contract revenue and may not total due to rounding.

The following tables provides information about disaggregated revenue of our two segments, Energy and Engineering and Consulting by contract type, client type, and geographical region:

	2024
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$34,381	$67,931	$102,312
Unit-based	205,117	19,676	224,793
Fixed price	233,811	4,882	238,693
Total (1)	$473,309	$92,489	$565,798

Client Type
Commercial	$34,072	$7,548	$41,620
Government	182,079	84,695	266,774
Utilities (2)	257,158	246	257,404
Total (1)	$473,309	$92,489	$565,798

Geography (3)
Domestic	$473,309	$92,489	$565,798

	2023
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$35,582	$63,530	$99,112
Unit-based	199,040	15,753	214,793
Fixed price	192,354	3,836	196,190
Total (1)	$426,976	$83,119	$510,095

Client Type
Commercial	$31,162	$5,866	$37,028
Government	159,935	76,972	236,907
Utilities (2)	235,879	281	236,160
Total (1)	$426,976	$83,119	$510,095

Geography (3)
Domestic	$426,976	$83,119	$510,095

	2022
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$32,491	$53,584	$86,075
Unit-based	180,509	14,296	194,805
Fixed price	144,460	3,798	148,258
Total (1)	$357,460	$71,678	$429,138

Client Type
Commercial	$29,782	$5,566	$35,348
Government	126,494	65,969	192,463
Utilities (2)	201,184	143	201,327
Total (1)	$357,460	$71,678	$429,138

Geography (3)
Domestic	$357,460	$71,678	$429,138

(1)	Amounts may not add to the totals due to rounding.
(2)	Includes the portion of revenue related to small business programs paid by the end user/customer.
(3)	Revenue from our foreign operations were not material for fiscal years 2024, 2023, and 2022.

Fiscal Year 2024 Compared to Fiscal Year 2023

Contract revenue. Consolidated contract revenue increased $55.7 million, or 10.9%, in fiscal year 2024 compared to fiscal year 2023, due to incremental revenues in both our Energy segment and in our Engineering and Consulting segment.

Contract revenue in our Energy segment increased $46.3 million, or 10.9%, in fiscal year 2024 compared to fiscal year 2023, primarily as a result of higher construction management revenues for government clients and increased demand for energy efficiency and electrification services under utility programs. Contract revenue in our Engineering and Consulting segment increased $9.4 million, or 11.3%, in fiscal year 2024 compared to fiscal year 2023, primarily due to increased demand for services provided to our clients.

Direct costs of contract revenue. Direct costs of consolidated contract revenue increased $32.7 million, or 9.9%, in fiscal year 2024 compared to fiscal year 2023, primarily as a result of the increase, and change of mix, in contract revenues as described above. As a percentage of contract revenue, direct salaries and wages decreased to 16.5% in fiscal year 2024, from 17.6% in fiscal year 2023, while subcontractor services and other direct costs increased to 47.6% in fiscal year 2024, from 47.1% in fiscal year 2023.

Direct costs of contract revenue in our Energy segment increased $30.2 million, or 10.4%, in fiscal year 2024 compared to fiscal year 2023. Direct costs of contract revenue in our Engineering and Consulting segment increased $2.5 million, or 6.4%, in fiscal year 2024 compared to fiscal year 2023.

Subcontractor services and other direct costs increased $29.1 million, or 12.1%, in fiscal year 2024 compared to fiscal year 2023, primarily due to the increase in construction management revenues, which utilize a higher percentage of material cost and installation subcontracting. Salaries and wages increased by $3.6 million, or 4.0%, in fiscal year 2024 compared to fiscal year 2023, primarily as a result of the increases in contract revenue as described above.

Gross Profit. Gross profit increased 12.8% to $202.8 million, or a 35.8% gross margin, for fiscal year 2024 compared to $179.8 million, or a 35.2% gross margin for fiscal year 2023. The increase in gross margin was primarily driven by changes in the mix of revenues as described above.

General and administrative expenses. General and administrative (“G&A”) expenses increased by $13.7 million, or 8.7%, in fiscal year 2024 compared to fiscal year 2023. G&A expenses consisted of an increase of $7.4 million in the Energy segment combined with an increase of $4.2 million in the Engineering and Consulting segment, and an increase of $2.1 million in unallocated corporate expenses.

Within G&A expenses, the increase of $9.8 million in salaries and wages, payroll taxes and employee benefits, combined with the increase of $3.4 million in other general and administrative expenses, and the increase of $2.1 million in stock-based compensation was partially offset by a decrease of $1.7 million in depreciation and amortization. The increase in salaries and wages, payroll taxes and employee benefits was primarily due to an increase in incentive compensation, consistent with the improvement in operating profit, and higher fringe benefit costs, combined with increases in employee headcount. The increase in other general and administrative expenses was primarily due to increased professional service fees and computer-related expenses. The increase in stock-based compensation expenses was primarily related to new stock grants to current employees and executives at a higher stock price. The decrease in depreciation and amortization was primarily related to lower amortization of intangible assets from acquisitions prior to fiscal year 2024.

Income (loss) from operations. Operating income increased 42.0% to $31.4 million for fiscal year 2024, compared to an operating income of $22.1 million for fiscal year 2023, as a result of the factors noted above.

 Total other expense, net. Total other expense, net, decreased $2.8 million, or 37.5%, in fiscal year 2024 compared to fiscal year 2023. The decrease in total other expense, net is primarily due to lower interest expense resulting from the reduced interest rate spread derived from lower debt leverage levels under our Credit Facilities, combined with increased income from interest as a result of our higher cash balances.

Income tax expense (benefit). We recorded an income tax expense of $4.1 million for fiscal year 2024, compared to a tax expense of $3.7 million for fiscal year 2023. The tax expense is primarily attributable to the income before income tax combined with increases in discrete items related to stock compensation and additional energy efficiency building deductions. Compared to prior year, the lower effective tax rate in fiscal year 2024 resulted from increased deductions for energy efficiency building deductions.

Net income (loss). Our net income was $22.6 million for fiscal year 2024, as compared to a net income of $10.9 million for fiscal year 2023. The increase in net income was primarily attributable to the increase in income from operations combined with the decrease in total other expense and lower effective tax rate.

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

Liquidity and Capital Resources

	Fiscal Year
	2024	2023	2022

	(in thousands)
Net cash provided by (used in):
Operating activities	$72,073	$39,214	$9,433
Investing activities	(15,743)	(11,457)	(9,527)
Financing activities	(5,569)	(23,845)	8,358
Net increase (decrease) in cash and cash equivalents	$50,761	$3,912	$8,264

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

As of December 27, 2024, we had a fully drawn $100 million term loan with $90.0 million outstanding (the “Term Loan”, and collectively with the Revolving Credit Facility, the “Credit Facilities”), and a $50.0 million Revolving Credit Facility with no borrowed amounts and $1.6 million in letters of credit issued, each scheduled to mature on September 29, 2026. In addition, as of December 27, 2024, we had $74.2 million of unrestricted cash and cash equivalents.

As of December 27, 2024, we were in compliance with the covenants contained in the Credit Agreement. As of December 27, 2024, unhedged borrowings under our Credit Facilities, exclusive of the effects of upfront fees, undrawn fees and issuance cost amortization, bore interest at an annual rate of 6.4%. See Part II, Item 8, Note 5, “Debt Obligations”, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K, for information regarding our indebtedness, including information about new borrowings and repayments, principal repayment terms, interest rates, covenants, and other key terms of our outstanding indebtedness.

Cash Flows from Operating Activities

Cash flows provided by operating activities were $72.1 million, $39.2 million, and $9.4 million for fiscal years 2024, 2023, and 2022, respectively. Cash flows from operating activities primarily consists of net income, adjusted for non-cash charges, such as depreciation and amortization and stock-based compensation, plus or minus changes in current operating assets and liabilities. Cash flows provided by operating activities for fiscal year 2024 resulted primarily from the increase in earnings, and lower working capital requirements resulting from more robust billing and payment terms and the timing of collections at the end of the fiscal year. Cash flows provided by operating activities for fiscal year 2023 resulted primarily from the increase in earnings, combined with lower working capital requirements. Cash flows provided by operating activities for fiscal year 2022 were unfavorably impacted by higher working capital requirements required to support the increase in contract revenues.

Cash Flows from Investing Activities

Cash flows used in investing activities were $15.7 million, $11.5 million, and $9.5 million for fiscal years 2024, 2023, and 2022, respectively. Cash flows used in investing activities for fiscal year 2024 were primarily due to cash paid for an acquisition, combined with cash paid for the development of proprietary software and the purchase of computers and equipment. Cash flows used in investing activities for fiscal years 2023, and 2022 were primarily due to cash paid for the development of proprietary software and the purchase of computers and other equipment.

Cash Flows from Financing Activities

Cash flows used in financing activities were $5.6 million and $23.8 million for fiscal years 2024 and 2023, respectively, compared to cash flows provided by financing activities of $8.4 million for fiscal year 2022. Cash flows used in financing activities for fiscal year 2024 were primarily attributable to the repayments of $8.1 million under our Term Loan, $1.4 million principal payments on finance leases, and $1.4 million cash used to pay withholding taxes on stock grants, partially offset by $2.8 million of proceeds from sales of common stock under employee stock purchase plan and $2.8 million in proceeds from stock option exercises. Cash flows used in financing activities for fiscal year 2023 were primarily attributable to the disbursement of $10.7 million in restricted cash for utility rebate incentives, payments of $4.0 million for contingent consideration related to prior acquisitions, combined with repayments and borrowings of $112.9 million and $105.0 million, respectively, under our term loan facility and line of credit, which resulted primarily from refinancing our Prior Credit Facility. Cash flows provided by financing activities for fiscal year 2022 were primarily attributable to borrowings of $20.0 million under our Delayed Draw Term Loan, $10.7 million in receipt of restricted cash, $3.0 million in proceeds from sales of common stock under our employee stock purchase plan, and $1.7 million proceeds from notes payable, partially offset by repayments of $13.0 million under our Term A Loan, combined with payments of $10.2 million for contingent consideration related to prior acquisitions, $1.9 million payments on notes payable, and $1.1 million principal payments on finance leases.

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

Contractual Obligations

The following table sets forth our known contractual obligations as of December 27, 2024:

		Less than			More than
Contractual Obligations	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
	(in thousands)
Debt (1)	$89,487	$10,137	$79,350	$—	$—
Interest payments on debt outstanding (2)	9,114	5,452	3,662	—	—
Operating leases	15,743	5,804	7,727	2,212	—
Finance leases	2,517	1,138	1,263	116	—
Total contractual cash obligations	$116,861	$22,531	$92,002	$2,328	$—
(1)	Debt includes $89.5 million outstanding on our Term Loan, net of issuance costs, and no borrowed amounts outstanding on our Revolving Credit Facility as of December 27, 2024. We have assumed no future borrowings or repayments (other than at maturity) for purposes of this table. Our Term Loan is scheduled to mature on September 29, 2026.
(2)	Borrowings under our Term Loan and Revolving Credit Facility bear interest at a variable rate. Future interest payments on our Credit Facility are estimated using floating rates in effect as of December 27, 2024.

We are obligated to pay earnout payments in connection with our acquisition of Enica Engineering, PLLC. (“Enica”). We are obligated to pay up to $6.0 million in cash if Enica exceeds certain financial targets during the two years after the Enica closing date of October 23, 2024 (the “Enica Closing Date”). As of December 27, 2024, we had contingent consideration payable of $4.2 million related to the Enica acquisition. For fiscal year 2024, our statement of operations includes $0.2 million of interest accretion (excluding fair value adjustments) related to the contingent consideration.

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

Components of Revenue and Expense

Contract Revenue

We generally provide our services under contracts, purchase orders or retainer letters. The agreements we enter into with our clients typically incorporate one of three principal types of pricing provisions: time-and-materials, unit-based, and fixed price. Revenue on our time-and-materials and unit-based contracts are recognized as the work is performed in accordance with specific terms of the contract. As of December 27, 2024, 18% of our contracts are time-and-materials contracts, 40% are unit-based contracts, and 42% are fixed price contracts, compared to 19% for time-and-materials contracts, 42% for unit-based contracts, and 39% for fixed price contracts, as of December 29, 2023.

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

Goodwill

We test our goodwill at least annually for possible impairment. We complete our annual testing of goodwill as of the last day of the first month of our fourth fiscal quarter each year to determine whether there is impairment. In addition to our annual test, we regularly evaluate whether events and circumstances have occurred that may indicate a potential impairment of goodwill. We did not recognize any goodwill impairment charges in fiscal years 2024, 2023, or 2022.

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

During fiscal year 2024, we acquired substantially all of the assets of Enica. As of December 27, 2024, we had not yet completed our final estimate of fair value of the assets acquired relating to the acquisitions of Enica due to the timing of the transactions and lack of complete information necessary to finalize such estimates of fair value. Accordingly, we have preliminarily estimated the fair values of the assets acquired and will finalize such fair value estimates within twelve months of the Enica Closing Date. During fiscal years 2023 and 2022, we did not have any material acquisitions.

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

As of December 27, 2024, we had cash and cash equivalents of $74.2 million. This amount represents cash on hand in business checking accounts with BMO Bank, N.A. We do not engage in trading activities and do not participate in foreign currency transactions.

We are subject to interest rate risk in connection with our Term Loan and borrowings, if any, under our Revolving Credit Facility, each of which bears interest at variable rates. As of December 27, 2024, $90.0 million was outstanding under our Term Loan, and we had no borrowed amounts outstanding and $1.6 million in letters of credit were issued under our Revolving Credit Facility. Each of our Term Loan and Revolving Credit Facility mature on September 29, 2026 and are governed by our Credit Agreement.

Pursuant to the Credit Agreement, (as described in Part II, Item 8, Note 5, “Debt Obligations,” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K), borrowings under the Credit Agreement bear interest at either a Base Rate (as defined in the Credit Agreement) or the adjusted Secured Overnight Financing Rate (“SOFR”), at the Company’s option, and in each case, plus an applicable margin, which applicable margin ranges from 0.75% to 2.00% with respect to Base Rate borrowings and 1.75% to 3.00% with respect to SOFR borrowings, depending on the Company’s Total Net Leverage Ratio (as defined in the Credit Agreement); provided, that SOFR and the Base Rate cannot be less than 0.00%, with the specific pricing reset on each date on which the Administrative Agent receives the required financial statements under the Credit Agreement for the fiscal quarter then ended. The Company must also pay a commitment fee for the unused portion of the Revolving Credit Facility, which ranges from 0.20% to 0.40% per annum depending on the Company’s Total Net Leverage Ratio, and fees on the face amount of any letters of credit outstanding under the Revolving Credit Facility, which range from 1.3125% to 2.25% per annum, in each case, depending on the Company’s Total Net Leverage Ratio, as well as customary fronting fees payable to BMO as letter of credit issuer. Based upon the amount of our outstanding indebtedness as of December 27, 2024, a one percentage point increase in the effective interest rate, inclusive of our interest rate swap agreement, would change our annual interest expense by approximately $0.4 million in fiscal year 2024.

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

Report of Independent Registered Public Accounting Firm

Stockholders and the Board of Directors of Willdan Group, Inc.

Anaheim, California

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Willdan Group, Inc. (the "Company") as of December 27, 2024 and December 29, 2023, the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 27, 2024, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 27, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 27, 2024 and December 29, 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 27, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 27, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. As permitted, the Company has excluded the operations of Enica Engineering, PLLC. acquired during 2024, which is described in Note 13 of the consolidated financial statements, from the scope of management’s report on internal control over financial reporting. As such, it has also been excluded from the scope of our audit of internal control over financial reporting. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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

Los Angeles, California

March 6, 2025

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	December 27,	December 29,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$74,158	$23,397
Restricted cash	—	—
Accounts receivable, net of allowance for doubtful accounts of $1,313 and $866 at December 27, 2024 and December 29, 2023, respectively	65,557	69,677
Contract assets	88,528	93,885
Other receivables	2,302	1,169
Prepaid expenses and other current assets	4,979	3,888
Total current assets	235,524	192,016
Equipment and leasehold improvements, net	29,534	27,097
Goodwill	140,991	131,144
Right-of-use assets	14,035	12,465
Other intangible assets, net	29,414	31,956
Other assets	2,019	4,949
Deferred income taxes, net	13,346	15,961
Total assets	$464,863	$415,588
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$33,766	$33,193
Accrued liabilities	62,776	54,129
Contingent consideration payable	2,500	—
Contract liabilities	21,556	13,183
Notes payable	10,137	8,452
Finance lease obligations	1,138	1,186
Lease liability	5,804	4,537
Total current liabilities	137,677	114,680
Contingent consideration payable	1,713	—
Notes payable, less current portion	79,350	88,979
Finance lease obligations, less current portion	1,379	1,184
Lease liability, less current portion	9,939	9,758
Other noncurrent liabilities	462	1,142
Total liabilities	230,520	215,743

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 40,000 shares authorized; 14,169 and 13,682 shares issued and outstanding at December 27, 2024 and December 29, 2023, respectively	142	137
Additional paid-in capital	197,368	185,795
Accumulated other comprehensive income (loss)	(314)	(664)
Retained earnings	37,147	14,577
Total stockholders’ equity	234,343	199,845
Total liabilities and stockholders’ equity	$464,863	$415,588

See accompanying notes to consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share amounts)

	Fiscal Year
	2024	2023	2022
Contract revenue	$565,798	$510,095	$429,138

Direct costs of contract revenue (inclusive of directly related depreciation and amortization):
Salaries and wages	93,543	89,915	82,972
Subcontractor services and other direct costs	269,473	240,413	202,587
Total direct costs of contract revenue	363,016	330,328	285,559

Gross profit	202,782	179,767	143,579

General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	105,373	95,556	81,801
Facilities and facility related	9,718	9,565	9,287
Stock-based compensation	7,388	5,323	8,373
Depreciation and amortization	14,745	16,431	17,489
Other	34,205	30,818	33,692
Total general and administrative expenses	171,429	157,693	150,642

Income (Loss) from operations	31,353	22,074	(7,063)

Other income (expense):
Interest expense, net	(7,801)	(9,413)	(5,328)
Other, net	3,127	1,930	939
Total other expense, net	(4,674)	(7,483)	(4,389)

Income (Loss) before income taxes	26,679	14,591	(11,452)
Income tax (benefit) expense	4,109	3,665	(3,004)
Net income (loss)	22,570	10,926	(8,448)

Other comprehensive income (loss):
Unrealized gain (loss) on derivative contracts, net of tax	350	(664)	38
Comprehensive income (loss)	$22,920	$10,262	$(8,410)

Earnings (Loss) per share:
Basic	$1.63	$0.82	$(0.65)
Diluted	$1.58	$0.80	$(0.65)

Weighted-average shares outstanding:
Basic	13,818	13,394	13,013
Diluted	14,245	13,606	13,013

See accompanying notes to consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Earnings	Total
Balance at December 31, 2021	12,804	$128	$167,032	$(38)	$12,099	$179,221
Shares of common stock issued in connection with employee stock purchase plan	115	1	3,035	—	—	3,036
Shares of common stock issued in connection with incentive stock plan	34	—	274	—	—	274
Shares used to pay taxes on stock grants	(34)	—	(992)	—	—	(992)
Issuance of restricted stock award and units	377	4	(4)	—	—	—
Stock-based compensation expense	—	—	8,373	—	—	8,373
Net income (loss)	—	—	—	—	(8,448)	(8,448)
Net unrealized gain (loss) on derivative contracts	—	—	—	38	—	38
Balance at December 30, 2022	13,296	$133	$177,718	$(0)	$3,651	$181,502
Shares of common stock issued in connection with employee stock purchase plan	182	2	2,779	—	—	2,781
Shares of common stock issued in connection with incentive stock plan	19	—	182	—	—	182
Shares used to pay taxes on stock grants	(11)	—	(205)	—	—	(205)
Issuance of restricted stock award and units	196	2	(2)	—	—	—
Stock-based compensation expense	—	—	5,323	—	—	5,323
Net income (loss)	—	—	—	—	10,926	10,926
Net unrealized gain (loss) on derivative contracts	—	—	—	(664)	—	(664)
Balance at December 29, 2023	13,682	$137	$185,795	$(664)	$14,577	$199,845
Shares of common stock issued in connection with employee stock purchase plan	164	2	2,836	—	—	2,838
Shares of common stock issued in connection with incentive stock plan	222	2	2,757	—	—	2,759
Shares used to pay taxes on stock grants	(48)	(1)	(1,406)	—	—	(1,407)
Issuance of restricted stock award and units	149	2	(2)	—	—	—
Stock-based compensation expense	—	—	7,388	—	—	7,388
Net income (loss)	—	—	—	—	22,570	22,570
Net unrealized gain (loss) on derivative contracts	—	—	—	350	—	350
Balance at December 27, 2024	14,169	$142	$197,368	$(314)	$37,147	$234,343

See accompanying notes to consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year
	2024	2023	2022
Cash flows from operating activities:
Net income (loss)	$22,570	$10,926	$(8,448)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	14,745	16,431	17,489
Other non-cash items	(73)	1,445	—
Deferred income taxes, net	2,615	2,582	(1,694)
(Gain) loss on sale/disposal of equipment	(15)	(63)	(64)
Provision for doubtful accounts	740	825	243
Stock-based compensation	7,388	5,323	8,373
Accretion and fair value adjustments of contingent consideration	153	—	3,168
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts receivable	5,316	(10,300)	6,766
Contract assets	5,778	(10,825)	(23,772)
Other receivables	(1,133)	3,604	1,494
Prepaid expenses and other current assets	(1,091)	2,566	(1,230)
Other assets	2,953	5,717	3,223
Accounts payable	(831)	4,360	(7,839)
Accrued liabilities	4,707	5,030	12,970
Contract liabilities	8,373	598	(914)
Right-of-use assets	(122)	995	(332)
Net cash (used in) provided by operating activities	72,073	39,214	9,433
Cash flows from investing activities:
Purchase of equipment, software, and leasehold improvements	(8,413)	(9,925)	(9,602)
Proceeds from sale of equipment	34	68	75
Cash paid for acquisitions, net of cash acquired	(7,364)	(1,600)	—
Net cash (used in) provided by investing activities	(15,743)	(11,457)	(9,527)
Cash flows from financing activities:
Payments on contingent consideration	—	(4,000)	(10,206)
Receipt of restricted cash	—	—	10,679
Payment on restricted cash	—	(10,679)	—
Payments on notes payable	(190)	(1,631)	(1,920)
Payments on debt issuance costs	—	(1,114)	(177)
Proceeds from notes payable	—	—	1,718
Borrowings under term loan facility and line of credit	—	105,000	20,000
Repayments under term loan facility and line of credit	(8,125)	(112,875)	(13,000)
Principal payments on finance leases	(1,444)	(1,304)	(1,054)
Proceeds from stock option exercise	2,759	182	274
Proceeds from sales of common stock under employee stock purchase plan	2,838	2,781	3,036
Cash used to pay taxes on stock grants	(1,407)	(205)	(992)
Net cash (used in) provided by financing activities	(5,569)	(23,845)	8,358
Net increase (decrease) in cash, cash equivalents and restricted cash	50,761	3,912	8,264
Cash, cash equivalents and restricted cash at beginning of period	23,397	19,485	11,221
Cash, cash equivalents and restricted cash at end of period	$74,158	$23,397	$19,485
Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$7,520	$10,193	$5,066
Income taxes	1,316	(3,072)	(1,120)
Supplemental disclosures of noncash investing and financing activities:
Contingent consideration related to business acquisitions	$4,060	$—	$—
Equipment acquired under finance leases	1,605	961	2,451

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

Fiscal Years

The Company operates and reports its annual financial results based on 52 or 53-week periods ending on the Friday closest to December 31. The Company operates and reports its quarterly financial results based on the 13-week period ending on the Friday closest to June 30, September 30, and December 31 and the 13 or 14-week period ending on the Friday closest to March 31, as applicable. Fiscal year 2024, fiscal year 2023, and fiscal year 2022, which ended on December 27, 2024, December 29, 2023, and December 30, 2022, respectively, were all comprised of 52 weeks, with all quarters presented consisting of 13 weeks.

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

As of December 27, 2024 and December 29, 2023, the carrying amounts of the Company's cash and cash equivalents, accounts receivable, contract assets, other receivables, prepaid expenses and other current assets, accounts payable, accrued liabilities and contract liabilities, approximate their fair values because of the relatively short period of time between the origination of these instruments and their expected realization or payment. The carrying amounts of debt obligations approximate their fair values since the terms are comparable to terms currently offered by local lending institutions for loans of similar terms to companies with comparable credit risk.

The carrying amounts of the derivative financial instrument is valued based on Level 2 inputs.

The fair value of the contingent consideration liability is valued on Level 3 inputs.

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

As of December 27, 2024, the Company had one VIE — Genesys Engineering, P.C. (“Genesys”). Pursuant to New York law, the Company does not own capital stock of Genesys and does not have control over the professional decision making of Genesys’s engineering services. The Company, however, has entered into an administrative services agreement with Genesys pursuant to which WES, the Company’s wholly-owned subsidiary, will provide Genesys with ongoing administrative, operational and other non-professional support services. The Company manages Genesys and has the power to direct the activities that most significantly impact Genesys’s performance, in addition to being

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

obligated to absorb expected losses from Genesys. Accordingly, the Company is the primary beneficiary of Genesys and consolidates Genesys as a VIE.

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

Retainage, included in contract assets, represents amounts withheld from billings to the Company’s clients pursuant to provisions in the contracts and may not be paid to the Company until specific tasks are completed or the project is completed and, in some instances, for even longer periods. As of December 27, 2024 and December 29, 2023, contract assets included retainage of $22.0 million and $14.3 million, respectively.

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

Stock-based Compensation

The Company accounts for all stock-based compensation under the fair value recognition provisions of the accounting standard entitled “Compensation—Stock Compensation.” Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite vesting period. The fair values of all stock options granted and the fair values of all Employee Stock Purchase Plan (“ESPP”) purchase rights are estimated using the Black-Scholes option-valuation model. The Black-Scholes option-valuation model requires the input of highly subjective assumptions. Performance-based restricted stock unit awards (“PBRSUs”) are granted to certain employees and vest only after the achievement of pre-determined performance metrics. Once the performance metrics are met, vesting of PBRSUs is subject to continued service by the employee. At the end of each reporting period, the Company evaluates the probability that PBRSUs will be earned. The Company records stock-based compensation expense based on the probability that the performance metrics will be achieved over the vesting period. Restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) are time-based equity awards that are granted to certain employees and vest based on time, subject to continued service by the employee.

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

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Generally, the Company engages a third-party independent valuation specialist to assist in management’s determination of fair values of tangible and intangible assets acquired and liabilities assumed.

In circumstances where an acquisition involves a contingent consideration arrangement, the Company recognizes a liability equal to the fair value of the contingent payments it expects to make as of the acquisition date. The contingent consideration fair value measurement is based on significant inputs not observable in the market and therefore constitute Level 3 inputs within the fair value hierarchy. The Company determines the initial fair value of contingent consideration liabilities using a Monte Carlo (“Monte Carlo”) valuation model, which involves a simulation of future revenues during the earn out-period using management’s best estimates, or a probability-weighted discounted cash flow analysis. Changes in the estimated fair value of contingent earn-out payments are included in general and administrative expenses.

In circumstances where an acquisition involves acquiring customer relationships, the fair value for customer relationships is determined as of the acquisition date using the excess earnings method. Under this methodology, the fair value is determined based on the estimated future after-tax cash flows arising from the acquired customer relationships over their estimated useful lives after considering customer attrition and contributory asset charges. The assumptions that have the most significant effect on the fair value calculations are the customer attrition rates, projected customer revenue growth rates, margins, contributory asset charges, and discount rates.

Costs that the Company incurs to complete the business combination such as investment banking, legal and other professional fees are not considered part of consideration. The Company charges these acquisition costs to general and administrative expense as they are incurred.

On October 23, 2024, the Company acquired substantially all of the assets of Enica Engineering, PLLC. (“Enica”). During fiscal years 2023 and 2022, the Company did not have any material acquisitions. For further information, see Note 13, “Business Combinations”, of the Notes to consolidated financial statements included in this Annual Report on Form 10-K.

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

During each fiscal year, management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize existing deferred tax assets. At the end of fiscal year 2023, the Company had a total valuation allowance of $1.2 million. During 2024, the Company released $0.1 million of the

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

valuation allowance due to expected future utilization of deferred tax assets. As of December 27, 2024, the Company had a total valuation allowance of $1.1 million related to its deferred tax assets.

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

Earnings (loss) per Share

The Company computes basic income per common share using net income and the weighted average number of common shares outstanding during the period. Diluted income per common share is computed using net income and the weighted average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include dilutive outstanding employee stock options, RSAs, RSUs, and PBRSUs, and rights to purchase shares of common stock under the Company’s ESPP.

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

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2. RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements Recently Adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 expands segment disclosure requirements through enhanced disclosures related to significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), a description of other segment items by reportable segment, and any additional measures of a segment's profit or loss used by the CODM when deciding how to allocate resources. All disclosure requirements under ASU 2023-07 are also required for public entities with a single reportable segment. The amendments are effective for the fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this standard effective for its fiscal year 2024, which began on December 30, 2023. For more information and related disclosures, see Note 9, “Segment Information”, of the Notes to consolidated financial statements included in this Annual Report on Form 10-K.

Accounting Pronouncements Recently Issued

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40)” (“ASU 2024-03”). ASU 2024-03 requires entities to disclose, in the notes to consolidated financial statements, specified information about certain costs and expenses at each interim and annual reporting period. Specific disclosures include the amounts of (a) purchases of inventory; (b) employee compensation; (c) depreciation; (d) intangible asset amortization; and (e) depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities (or other amounts of depletion expense) included in each relevant expense caption, as well as a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. Additionally, entities will need to disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. The amendments are effective for the annual reporting periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact this update will have on its consolidated financial statements.

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

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. SUPPLEMENTAL FINANCIAL STATEMENT DATA

Restricted Cash

The following table provides a reconciliation of cash and cash equivalents, and restricted cash reported within the consolidated balance sheets for fiscal years 2024, 2023 and 2022, to the total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows for fiscal years 2024, 2023, and 2022:

	December 27,	December 29,	December 30,
	2024	2023	2022
	(in thousands)
Cash and cash equivalents	$74,158	$23,397	$8,806
Restricted cash	—	—	10,679
Total cash, cash equivalents, and restricted cash shown in the consolidated statement of cash flows	$74,158	$23,397	$19,485

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

Accounts Receivable

Accounts receivable consisted of the following:

	December 27,	December 29,
	2024	2023
	(in thousands)
Billed	$66,870	$70,543
Allowance for doubtful accounts	(1,313)	(866)
Accounts receivable, net	$65,557	$69,677

The movements in the allowance for doubtful accounts consisted of the following:

	Fiscal Year
	2024	2023	2022
	(in thousands)
Balance as of the beginning of the year	$866	$640	$1,115
(Recovery of) provision for doubtful accounts	740	826	243
Write-offs of uncollectible accounts	(303)	(600)	(718)
Fair value adjustment	10	—	—
Balance as of the end of the year	$1,313	$866	$640

Allowances for doubtful accounts have been determined through specific identification of amounts considered to be uncollectible and potential write-offs, plus a non-specific allowance for other amounts for which some potential loss has been determined to be probable based on current and past experience.

As of December 27, 2024, the Company had no individual customers that accounted for more than 10% of the Company’s billed outstanding receivables. As of December 29, 2023, two of the Company’s customers, Consolidated Edison of New York and Los Angeles Department of Water and Power (“LADWP”), accounted for 24.6% of the Company’s billed outstanding receivables.

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Contract Assets

Contract assets consisted of the following:

	December 27,	December 29,
	2024	2023
	(in thousands)
Unbilled short-term	$66,518	$79,585
Contract retentions	22,010	14,300
Contract assets	88,528	93,885
Unbilled long-term (1)	—	2,849
Total contract assets	$88,528	$96,734
(1)	Included in Other assets in the consolidated financial statements.

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

Equipment and Leasehold Improvements

Equipment and leasehold improvements were as follows:

	December 27,	December 29,
	2024	2023
	(in thousands)
Furniture and fixtures	$4,594	$4,379
Computer hardware and software	51,904	44,594
Leasehold improvements	3,804	3,382
Equipment under finance leases	7,052	6,139
Automobiles, trucks, and field equipment	3,608	3,373
Subtotal	70,962	61,867
Accumulated depreciation and amortization	(41,428)	(34,770)
Equipment and leasehold improvements, net	$29,534	$27,097

Depreciation expense of equipment and leasehold improvements totaled $7.5 million, $6.3 million, and $6.3 million in fiscal years 2024, 2023, and 2022, respectively.

Included in accumulated depreciation and amortization is $1.5 million, $1.3 million, and $1.1 million of amortization expense related to equipment held under finance leases in fiscal years 2024, 2023, and 2022, respectively.

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Accrued Liabilities

Accrued liabilities were as follows:

	December 27,	December 29,
	2024	2023
	(in thousands)
Accrued subcontractor costs	$33,061	$30,196
Accrued bonuses	18,277	14,423
Employee withholdings	3,664	3,123
Compensation and payroll taxes	3,564	3,125
Rebate and other	360	139
Accrued accounting costs and taxes	3,850	3,123
Total accrued liabilities	$62,776	$54,129

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

On November 30, 2023, the Company entered into an interest rate swap agreement that the Company designated as cash flow hedge to fix the variable interest rate on a portion of the Company’s Term Loan (as defined in Note 5, “Debt Obligations”). The interest rate swap agreement has a total notional amount of $50.0 million, has a fixed annual interest rate of 4.77%, and expires on September 29, 2026. As of December 27, 2024, the effective portion of the Company’s interest rate swap agreement designated as a cash flow hedge before tax effects was $(0.2) million, of which no amounts were reclassified from accumulated other comprehensive income (loss) to interest expense in fiscal 2024. The Company expects to reclassify $0.2 million from accumulated other comprehensive income (loss) to interest expense within the next twelve months.

The fair values of the Company’s outstanding derivatives designated as hedging instruments were as follows:

		Fair Value of Derivative
		Instruments as of
	Balance Sheet Location	December 27, 2024	December 29, 2023
		(in thousands)
Interest rate swap agreement	Current assets	$—	$46
Interest rate swap agreement	Accrued liabilities	(198)	—
Interest rate swap agreement	Other noncurrent liabilities	(200)	(887)

The impact of the effective portions of derivative instruments in cash flow hedging relationships and fair value relationships on other comprehensive income (loss) was $0.4 million for the year ended December 27, 2024.

The accumulated balances and reporting period activities for the year ended December 27, 2024 related to reclassifications out of accumulated other comprehensive income (loss) are summarized as follows:

	Gain (Loss) on	Accumulated Other
	Derivative Instruments	Comprehensive Loss
	(in thousands)
Balances at December 30, 2022	$—	$—
Other comprehensive income (loss) before reclassifications	(841)	(841)
Amounts reclassified from accumulated other comprehensive income (loss):	—	—
Income tax benefit (expense) related to derivative instruments	177	177
Net current-period other comprehensive income (loss)	(664)	(664)
Balances at December 29, 2023	$(664)	$(664)
Other comprehensive income (loss) before reclassifications	443	443
Amounts reclassified from accumulated other comprehensive income (loss):	—	—
Income tax benefit (expense) related to derivative instruments	(93)	(93)
Net current-period other comprehensive income (loss)	350	350
Balances at December 27, 2024	$(314)	$(314)

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. DEBT OBLIGATIONS

Debt obligations, excluding obligations under finance leases (see Note 7, “Leases”, below), consisted of the following:

	December 27,	December 29,
	2024	2023
	(in thousands)
Outstanding borrowings on Term Loan	$90,000	$98,125
Outstanding borrowings on Revolving Credit Facility	—	—
Other debt agreements	137	327
Total debt	90,137	98,452
Issuance costs and debt discounts	(650)	(1,021)
Subtotal	89,487	97,431
Less current portion of long-term debt	10,137	8,452
Long-term debt portion	$79,350	$88,979

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

The Term Loan issuance costs are amortized to interest expense over the term of the loan, and as of December 27, 2024, issuance costs of $0.7 million remained unamortized. The Revolving Credit Facility issuance costs are included in assets in the accompanying Consolidated Balance Sheets, and as of December 27, 2024, issuance costs of $0.3 million remained unamortized.

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The Company believes that, as of December 27, 2024, it was in compliance with all covenants contained in the Credit Agreement. As of December 27, 2024 the Company’s composite annual interest rate, exclusive of the effects of upfront fees, undrawn fees and issuance cost amortization, was 6.4% and $1.6 million in letters of credit were issued.

Other Debt Agreements

The Company’s other debt agreements generally are comprised of financed insurance premiums, a financed software agreement, and a utility customer agreement, and are immaterial to the Company’s Consolidated Financial Statements.

Future Debt Payments

The following table summarizes the combined principal installments for the Company’s debt obligations, excluding capital leases, over the next five years and beyond, as of December 27, 2024 (in thousands):

Fiscal Year:
2025	$10,137
2026	80,000
2027	—
2028	—
2029	—
Total debt maturities	90,137
Issuance costs and debt discounts	(650)
Net carrying value	$89,487

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. GOODWILL AND OTHER INTANGIBLE ASSETS

The Company’s goodwill primarily relates to the Energy segment and the acquisitions within this segment of E3, Inc., Lime Energy, NAM, Integral Analytics and Abacus Resource Management Company (“Abacus”) and substantially all of the assets of Enica, Onsite Energy, The Weidt Group, Genesys and 360 Energy Engineers, LLC (“360 Energy”). The remaining goodwill relates to the Engineering and Consulting reporting segment and the acquisition within this segment of Economists LLC.

The changes in the carrying value of goodwill by reporting unit were as follows:

	December 29,	Additional	Additions /	December 27,
	2023	Purchase Cost	Adjustments	2024
	(in thousands)
Reporting Unit:
Energy	$129,375	$9,847	$—	$139,222
Engineering and Consulting	1,769	—	—	1,769
	$131,144	$9,847	$—	$140,991

	December 30,	Additional	Additions /	December 29,
	2022	Purchase Cost	Adjustments	2023
	(in thousands)
Reporting Unit:
Energy	$129,375	$—	$—	$129,375
Engineering and Consulting	749	1,020	—	1,769
	$130,124	$1,020	$—	$131,144

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

No impairment was recorded in any year during the three-year period ended December 27, 2024.

The gross amounts and accumulated amortization of the Company’s acquired identifiable intangible assets with finite useful lives, included in other intangible assets, net in the accompanying consolidated balance sheets, were as follows:

	December 27, 2024		December 29, 2023
	Gross	Accumulated	Gross	Accumulated	Amortization
	Amount	Amortization	Amount	Amortization	Period
	(in thousands)				(in years)
Finite:
Backlog	$8,882	$8,350	$8,306	$8,095	1.0
Tradename	16,123	13,196	15,936	12,695	2.5	-	6.0
Non-compete agreements	1,613	1,488	1,613	1,440	4.0	-	5.0
Developed technology	15,810	15,286	15,810	14,521	8.0
Customer relationships	62,041	36,735	58,149	31,107	5.0	-	12.0
Total intangible assets	$104,469	$75,055	$99,814	$67,858

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

The Company’s amortization expense for acquired identifiable intangible assets with finite useful lives was $7.2 million, $10.1 million, and $11.2 million for the fiscal years 2024, 2023 and 2022, respectively.

Estimated amortization expense for acquired identifiable intangible assets for fiscal year 2024 and the succeeding years is as follows:

Future Intangible Asset
Amortization expense
(in thousands)
Fiscal year:
2025	$7,069
2026	6,126
2027	5,865
2028	5,254
2029	1,530
Thereafter	3,570
$29,414

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7. LEASES

The Company leases certain office facilities under long-term, non-cancellable operating leases that expire at various dates through the year 2029. In addition, the Company is obligated under finance leases for certain furniture and office equipment that expire at various dates through the year 2029.

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

From time to time, the Company enters into non-cancelable leases for some of its facility and equipment needs. These leases allow the Company to conserve cash by paying a monthly lease rental fee for the use of facilities and equipment rather than purchasing them. The Company’s leases typically have remaining terms ranging from one to eight years, some of which may include options to extend the leases for up to five years, and some of which may include options to terminate the leases within one year. Currently, all of the Company’s leases contain fixed payment terms. The Company may decide to cancel or terminate a lease before the end of its term, in which case it is typically liable to the lessor for the remaining lease payments under the term of the lease. Additionally, all of the Company’s month-to-month leases are cancelable by the Company or the lessor, at any time, and are not included in the Company’s right-of-use asset or lease liability. As of December 27, 2024, the Company had no leases with residual value guarantees. Typically, the Company has purchase options on the equipment underlying its long-term leases. The Company may exercise some of these purchase options when the need for equipment is on-going and the purchase option price is attractive. Nonperformance-related default covenants, cross-default provisions, subjective default provisions and material adverse change clauses contained in material lease agreements, if any, are also evaluated to determine whether those clauses affect lease classification in accordance with “ASC” Topic 842-10-25. Leases are accounted for as operating or financing leases, depending on the terms of the lease.

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

The following is a summary of the Company’s lease expense:

	Fiscal Year
	2024	2023	2022
	(in thousands)
Operating lease cost	$6,168	$6,114	$6,140
Sublease Income	(55)	(49)	—
Finance lease cost:
Amortization of assets	1,502	1,331	1,118
Interest on lease liabilities	157	105	76
Total net lease cost	$7,772	$7,501	$7,334

The following is a summary of lease information presented on the Company’s consolidated balance sheet:

	December 27,	December 29,
	2024	2023
	(in thousands, except years and percentages)
Operating leases:
Right-of-use assets	$14,035	$12,465

Lease liability	$5,804	$4,537
Lease liability, less current portion	9,939	9,758
Total lease liabilities	$15,743	$14,295

Finance leases (included in equipment and leasehold improvements, net):
Equipment and leasehold improvements, net	$7,052	$6,139
Accumulated depreciation	(4,662)	(3,837)
Total equipment and leasehold improvements, net	$2,390	$2,302

Finance lease obligations	$1,138	$1,186
Finance lease obligations, less current portion	1,379	1,184
Total finance lease obligations	$2,517	$2,370

Weighted average remaining lease term (in years):
Operating Leases	3.03	3.43
Finance Leases	2.42	2.31

Weighted average discount rate:
Operating Leases	6.97%	6.09%
Finance Leases	6.87%	5.19%

Rent expense for fiscal years 2024, 2023 and 2022 was $6.9 million, $6.8 million, and $6.5 million, respectively.

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following is a summary of other information and supplemental cash flow information related to finance and operating leases:

	Fiscal Year
	2024	2023	2022

	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$6,329	$5,843	$6,471
Operating cash flow from finance leases	157	105	76
Financing cash flow from finance leases	1,444	1,304	1,054

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$6,760	$5,374	$2,745

The following is a summary of the Company’s maturities of lease liabilities as of December 27, 2024:

	Operating	Finance
	(in thousands)
Fiscal year:
2025	$6,665	$1,292
2026	5,500	923
2027	2,963	391
2028	1,673	94
2029	750	27
2030 and thereafter	—	—
Total lease payments	17,551	2,727
Less: Imputed interest	(1,808)	(210)
Total lease obligations	15,743	2,517
Less: Current obligations	5,804	1,138
Noncurrent lease obligations	$9,939	$1,379

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

The Company made matching contributions of $2.4 million, $2.2 million, and $2.3 million during fiscal years 2024, 2023 and 2022, respectively.

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

The Company manages Genesys and has the power to direct the activities that most significantly impact Genesys’s performance, in addition to being obligated to absorb expected losses from Genesys. Accordingly, the Company is the primary beneficiary of Genesys and consolidates Genesys as a variable interest entity (“VIE”). In addition, the Company concluded there is no noncontrolling interest related to the consolidation of Genesys because the Company determined that (i) the shareholder of Genesys does not have more than a nominal amount of equity investment at risk, (ii) WES absorbs the expected losses of Genesys through its deferral of Genesys’s service fees owed to WES and the Company has, since entering into the administrative services agreement, had to continuously defer service fees for Genesys, and (iii) the Company believes Genesys will continue to have a shortfall on payment of its service fees for the foreseeable future, leaving no expected residual returns for the shareholder. As of December 27, 2024, the Company had one VIE — Genesys.

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. SEGMENT AND GEOGRAPHICAL INFORMATION

Segment Information

The Company’s two segments are Energy and Engineering and Consulting, and the Company’s chief operating decision maker, which continues to be its chief executive officer, receives and reviews financial information in this format.

As described in Note 2, “Recent Accounting Pronouncements”, in November 2023, the FASB issued ASU 2023-07. The Company retroactively adopted ASU 2023-07, which requires, for fiscal years beginning after December 15, 2023, the disclosure of significant segment expenses that are regularly provided to the CODM, along with a description of other segment items by reportable segment, and any additional measures of a segment's profit or loss used by the CODM when deciding how to allocate resources. The Company’s CODM evaluates the performance of each segment based upon the information provided below.

There were no intersegment sales during the fiscal years 2024, 2023, or 2022. In addition, enterprise-wide service line contract revenue is not included as it is impracticable to report this information for each group of similar services.

		Engineering	Unallocated		Consolidated
	Energy	& Consulting	Corporate	Intersegment	Total
	(in thousands)
Fiscal Year 2024
Contract revenue	$473,309	$92,489	$—	$—	$565,798
Direct subcontractor services and other direct costs	266,092	3,381	—	—	269,473
Direct salaries and wages	55,041	38,502	—	—	93,543
Gross profit	152,176	50,606	—	—	202,782
Other indirect costs	113,998	36,263	6,423	—	156,684
EBITDA (1)	38,554	14,344	(3,673)	—	49,225
Interest expense	—	—	7,801	—	7,801
Depreciation and amortization	13,260	1,485	—	—	14,745
Segment profit (loss) before income tax expense	25,294	12,859	(11,474)	—	26,679
Income tax (benefit) expense	3,896	1,980	(1,767)	—	4,109
Net income (loss)	21,398	10,879	(9,707)	—	22,570
Segment assets (2)	348,883	29,202	109,908	(23,130)	464,863

		Engineering	Unallocated		Consolidated
	Energy	& Consulting	Corporate	Intersegment	Total
	(in thousands)
Fiscal Year 2023
Contract revenue	$426,976	$83,119	$—	$—	$510,095
Direct subcontractor services and other direct costs	236,603	3,810	—	—	240,413
Direct salaries and wages	54,377	35,538	—	—	89,915
Gross profit	135,996	43,771	—	—	179,767
Other indirect costs	104,644	32,259	4,359	—	141,262
EBITDA (1)	32,103	11,525	(3,193)	—	40,435
Interest expense	6	—	9,407	—	9,413
Depreciation and amortization	15,176	1,255	—	—	16,431
Segment profit (loss) before income tax expense	16,921	10,270	(12,600)	—	14,591
Income tax (benefit) expense	4,250	2,580	(3,165)	—	3,665
Net income (loss)	12,671	7,690	(9,435)	—	10,926
Segment assets (2)	345,745	25,842	67,131	(23,130)	415,588

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

		Engineering	Unallocated		Consolidated
	Energy	& Consulting	Corporate	Intersegment	Total
	(in thousands)
Fiscal Year 2022
Contract revenue	$357,460	$71,678	$—	$—	$429,138
Direct subcontractor services and other direct costs	199,465	3,122	—	—	202,587
Direct salaries and wages	52,179	30,793	—	—	82,972
Gross profit	105,816	37,763	—	—	143,579
Other indirect costs	99,559	26,015	7,579	—	133,153
EBITDA (1)	6,973	11,877	(7,485)	—	11,365
Interest expense	11	—	5,317	—	5,328
Depreciation and amortization	16,507	982	—	—	17,489
Segment profit (loss) before income tax expense	(9,544)	10,896	(12,804)	—	(11,452)
Income tax (benefit) expense	(2,504)	2,858	(3,358)	—	(3,004)
Net income (loss)	(7,041)	8,037	(9,444)	—	(8,448)
Segment assets (2)	342,067	22,034	68,703	(23,130)	409,674
(1)	“EBITDA”, defined as earnings before interest, taxes, depreciation and amortization, is a non-GAAP financial measure.
(2)	Segment assets are presented net of intercompany receivables.

The following tables provide information about disaggregated revenue by contract type, client type and geographical region:

	2024
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$34,381	$67,931	$102,312
Unit-based	205,117	19,676	224,793
Fixed price	233,811	4,882	238,693
Total (1)	$473,309	$92,489	$565,798

Client Type
Commercial	$34,072	$7,548	$41,620
Government	182,079	84,695	266,774
Utilities (2)	257,158	246	257,404
Total (1)	$473,309	$92,489	$565,798

Geography (3)
Domestic	$473,309	$92,489	$565,798

	2023
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$35,582	$63,530	$99,112
Unit-based	199,040	15,753	214,793
Fixed price	192,354	3,836	196,190
Total (1)	$426,976	$83,119	$510,095

Client Type
Commercial	$31,162	$5,866	$37,028
Government	159,935	76,972	236,907
Utilities (2)	235,879	281	236,160
Total (1)	$426,976	$83,119	$510,095

Geography (3)
Domestic	$426,976	$83,119	$510,095

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	2022
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$32,491	$53,584	$86,075
Unit-based	180,509	14,296	194,805
Fixed price	144,460	3,798	148,258
Total (1)	$357,460	$71,678	$429,138

Client Type
Commercial	$29,782	$5,566	$35,348
Government	126,494	65,969	192,463
Utilities (2)	201,184	143	201,327
Total (1)	$357,460	$71,678	$429,138

Geography (3)
Domestic	$357,460	$71,678	$429,138

(1)	Amounts may not add to the totals due to rounding.
(2)	Includes the portion of revenue related to small business programs paid by the end user/customer.
(3)	Revenue from the Company’s foreign operations were immaterial for fiscal years 2024, 2023, and 2022.

The following sets forth the assets that are included in Unallocated Corporate as of December 27, 2024 and December 29, 2023.

	2024	2023
	(in thousands)
Assets:
Cash and cash equivalents	$74,158	$23,397
Restricted cash	—	—
Accounts receivable, net	(6,881)	(915)
Prepaid expenses	2,765	1,399
Intercompany receivables	3,119,695	2,345,753
Goodwill	2	2
Other receivables	40	880
Equipment and leasehold improvements, net	1,051	1,299
Investments in subsidiaries	23,130	23,130
ROU Assets	1,149	1,389
Other	1,147	590
Deferred income taxes	13,346	15,961
	$3,229,602	$2,412,885

Geographical Information

Substantially all of the Company’s consolidated revenue was derived from its operations in the U.S.

The Company operates through a network of offices spread across 22 U.S. states, the District of Columbia, the Commonwealth of Puerto Rico, and Canada. Revenues from the Company’s Puerto Rican and Canadian operations were not material for fiscal years 2024, 2023, and 2022.

Customer Concentration

For fiscal years 2024, 2023, and 2022, the Company’s top 10 customers accounted for 51.3%, 52.7%, and 54.6%, respectively, of the Company’s consolidated contract revenue. For fiscal year 2024, the Company had no individual customers that accounted for more than 10% of its consolidated contract revenue. For fiscal year 2023, the Company had no individual customers that accounted for more than 10% of its consolidated contract revenue. For fiscal

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

year 2022, the Company derived 12.0% of its consolidated contract revenue from one customer, Los Angeles Department of Water and Power (“LADWP”).

On a segment basis, the Company also had individual customers that accounted for more than 10% of its segment contract revenues. For fiscal year 2024, the Company derived 10.7% of its Energy segment revenues from one customer, Southern California Edison, and had no individual customers accounted for more than 10% of its Engineering and Consulting segment revenues. For fiscal year 2023, the Company derived 22.7% of its Energy segment revenues from two customers, LADWP and the Dormitory Authority State of New York (“DASNY”), and had no individual customers accounted for more than 10% of its Engineering and Consulting segment revenues. For fiscal year 2022, the Company derived 14.4% of its Energy segment revenues from one customer, LADWP, and had no individual customers that accounted for more than 10% of its Engineering and Consulting segment revenues.

The Company’s largest clients are based in California and New York. In fiscal years 2024, 2023, and 2022, services provided to clients in California accounted for 43.9%, 45.1%, and 41.7%, respectively, of the Company’s consolidated contract revenue, and services provided to clients in New York accounted for 23.6%, 24.7%, and 22.8%, respectively, of the Company’s consolidated contract revenue.

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10. SHAREHOLDERS’ EQUITY

Stock Incentive Plans

2006 Stock Incentive Plan

In June 2006, the Company’s board of directors adopted the 2006 Stock Incentive Plan (“2006 Plan”) and it received stockholder approval. The Company re-submitted the 2006 Plan to its stockholders for post-IPO approval at the 2007 annual meeting of the stockholders and it was approved. After the Company’s shareholders approved the 2008 Plan (as defined below) in June 2008, no additional awards were granted under the 2006 Plan. The 2006 Plan had 300,000 shares of common stock reserved for issuance to the Company’s directors, executives, officers, employees, consultants and advisors. Approximately 182,735 shares that were available for award grant purposes under the 2006 Plan became available for grant under the 2008 Plan following shareholder approval of the 2008 Plan. Options granted under the 2006 Plan could be “non-statutory stock options” which expired no more than 10 years from the date of grant or “incentive stock options” as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). Upon exercise of non-statutory stock options, the Company is generally entitled to a tax deduction on the exercise of the option for an amount equal to the excess over the exercise price of the fair market value of the shares at the date of exercise. The Company is generally not entitled to any tax deduction on the exercise of an incentive stock option. The 2006 Plan terminated in June 2016 and, as of December 27, 2024, there were no outstanding stock options under the 2006 Plan.

Amended and Restated 2008 Performance Incentive Plan

In March 2008, the Company’s board of directors adopted the 2008 Performance Incentive Plan (“2008 Plan”), and it received stockholder approval at the 2008 annual meeting of the stockholders in June 2008. The 2008 Plan was originally set to terminate on April 17, 2027 but received extensions at the 2019, 2022, 2023, and 2024 annual meetings of the stockholders. The 2008 Plan is currently scheduled to expire on April 14, 2034. The 2008 Plan initially had 450,000 shares of common stock reserved for issuance (not counting any shares originally available under the 2006 Plan that “poured over”.) At the 2010, 2012, 2016, 2017, 2019, 2022, 2023, and 2024 annual meetings of the stockholders, the stockholders approved 350,000, 500,000, 500,000, 875,000, 955,000, 478,000, 750,000, and 675,000 share increases, respectively, to the 2008 Plan. The maximum number of shares of the Company’s common stock that may be issued or transferred pursuant to awards under the 2008 Plan can also be increased by any shares subject to stock options granted under the 2006 Plan and outstanding as of June 9, 2008 which expire, or for any reason are cancelled or terminated, after June 9, 2008 without being exercised. The 2008 Plan currently has 1,138,000 shares of common stock reserved for issuance. Awards authorized by the 2008 Plan include stock options, stock appreciation rights, restricted stock, stock bonuses, stock units, performance stock, and other share-based awards. No participant may be granted an option to purchase more than 300,000 shares in any fiscal year. Options generally may not be granted with exercise prices less than fair market value at the date of grant, with vesting provisions and contractual terms determined by the compensation committee of the board of directors on a grant-by-grant basis, subject to the minimum vesting provisions contained in the 2008 Plan. Options granted under the 2008 Plan may be “nonqualified stock options” or “incentive stock options” as defined in Section 422 of the Internal Revenue Code. The maximum term of each option shall be 10 years. Upon exercise of nonqualified stock options, the Company is generally entitled to a tax deduction on the exercise of the option for an amount equal to the excess over the exercise price of the fair market value of the shares at the date of exercise. The Company is generally not entitled to any tax deduction on the exercise of an incentive stock option. For awards other than stock options, the Company is generally entitled to a tax deduction at the time the award holder recognizes income with respect to the award equal to the amount of compensation income recognized by the award holder. Options and other awards provide for accelerated vesting if there is a change in control (as defined in the 2008 Plan) and the outstanding awards are not substituted or assumed in connection with the transaction.

Through December 27, 2024, outstanding awards granted, net of forfeitures and exercises, under the 2008 Plan consisted of 24,000 shares of incentive stock options, 527,000 shares of nonqualified stock options, 146,000 shares of restricted stock awards, 70,000 shares of restricted stock units, and 168,000 shares of performance-based restricted stock units.

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

As of December 27, 2024, there were 816,000 shares available for issuance under the ESPP.

Stock-based Compensation Expense

The compensation expense that has been recognized for stock options, restricted stock awards (“RSA”), restricted stock units (“RSU”), performance-based restricted stock units (“PBRSU”), and ESPP issued under these plans was $7.4 million, $5.3 million, and $8.4 million for fiscal years 2024, 2023, and 2022, respectively.

The Company did not have any unrecognized compensation expense related to nonvested stock options for fiscal years 2024, 2023, and 2022.

The total unrecognized compensation expense related to RSAs was $2.3 million, $2.5 million, and $1.7 million, for fiscal years 2024, 2023, and 2022, respectively. That expense is expected to be recognized over a weighted-average period of 1.5 years.

The total unrecognized compensation expense related to RSUs was $1.4 million for fiscal year 2024. The Company did not have any unrecognized compensation related to RSUs for fiscal years 2023 and 2022. That expense is expected to be recognized over a weighted-average period of 2.2 years.

The total unrecognized compensation expense related to PBRSUs was $7.0 million, $5.2 million, and $4.0 million for the fiscal years 2024, 2023, and 2022, respectively. That expense is expected to be recognized over a weighted-average period of 1.1 years.

There were no options granted that were immediately vested during the fiscal years 2024, 2023, or 2022.

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Summary of Stock Option Activity

A summary of option activity under the 2006 Plan and 2008 Plan as of December 27, 2024 and changes during the fiscal years ended December 27, 2024, December 29, 2023, and December 30, 2022 is presented below. The intrinsic value of the fully-vested options is $8.1 million based on the Company’s closing stock price of $38.41 and the weighted average exercise price of outstanding options on December 27, 2024.

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual
	Options	Price	Term
	(in thousands)		(in years)
Outstanding at December 29, 2023	787	$20.64	2.70
Granted	—	—	—
Exercised	(221)	12.50	—
Forfeited or expired	(15)	26.26	—
Outstanding at December 27, 2024	551	$23.75	2.30
Vested and expected to vest at December 27, 2024	551	$23.75	2.30
Exercisable at December 27, 2024	551	$23.75	2.30

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual
	Options	Price	Term
	(in thousands)		(in years)
Outstanding at December 30, 2022	816	$20.38	3.68
Granted	—	—	—
Exercised	(19)	9.77	—
Forfeited or expired	(10)	19.05	—
Outstanding at December 29, 2023	787	$20.64	2.70
Vested and expected to vest at December 29, 2023	787	$20.64	2.70
Exercisable at December 29, 2023	787	$20.64	2.70

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual
	Options	Price	Term
	(in thousands)		(in years)
Outstanding at December 31, 2021	849	$19.89	4.68
Granted	—	—	—
Exercised	(33)	8.12	—
Forfeited or expired	—	—	—
Outstanding at December 30, 2022	816	$20.38	3.68
Vested and expected to vest at December 30, 2022	816	$20.38	3.68
Exercisable at December 30, 2022	816	$20.38	3.68

The Company did not have any unvested options, nor changes in nonvested options, during the fiscal years 2024, 2023, and 2022.

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Summary of Time-Based Restricted Stock Activity

The Company’s time-based restricted stock is comprised of RSAs and RSUs.

A summary of RSAs activity under the 2008 Plan as of December 27, 2024 is presented below:

	Time-Based	Weighted-Average
	Restricted Stock Award	Grant Date Fair Value
	(in thousands)
Outstanding at December 29, 2023	171	$20.44
Awarded	45	32.58
Vested	(70)	21.60
Forfeited	—	—
Outstanding at December 27, 2024	146	$23.60

Outstanding at December 30, 2022	135	$34.07
Awarded	154	18.04
Vested	(114)	33.45
Forfeited	(4)	17.83
Outstanding at December 29, 2023	171	$20.44

Outstanding at December 31, 2021	110	$38.30
Awarded	104	31.48
Vested	(74)	36.55
Forfeited	(5)	36.51
Outstanding at December 30, 2022	135	$34.07

A summary of RSUs activity under the 2008 Plan as of December 27, 2024 is presented below. The Company did not grant, nor have any RSU activity, prior to fiscal year 2024:

	Time-Based	Weighted-Average
	Restricted Stock Unit	Grant Date Fair Value
(in thousands)
Outstanding at December 29, 2023	—	$—
Awarded	70	27.55
Vested	—	—
Forfeited	—	—
Outstanding at December 27, 2024	70	$27.55

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Summary of Performance-Based Restricted Stock Unit Activity

A summary of performance-based restricted stock unit activity under the 2008 Plan as of December 27, 2024 is presented below:

	Performance-Based	Weighted-Average
	Restricted Stock Unit	Grant Date Fair Value
	(in thousands)
Outstanding at December 29, 2023	130	$22.88
Awarded	144	25.44
Released	(105)	31.60
Forfeited	—	—
Outstanding at December 27, 2024	169	$19.59

Outstanding at December 30, 2022	66	$27.93
Awarded	112	19.89
Released	(46)	22.84
Forfeited	(2)	21.67
Outstanding at December 29, 2023	130	$22.88

Outstanding at December 31, 2021	224	$31.31
Awarded	186	38.82
Released	(278)	40.99
Forfeited	(66)	26.61
Outstanding at December 30, 2022	66	$27.93

Fair Value Valuation Assumptions

Stock Option Grants

The fair value of each option is calculated using the Black-Scholes option valuation model that uses assumptions of expected volatility, expected dividends, expected term in years, and a risk-free rate. Expected volatility is based upon historical volatility of “guideline companies” since the length of time the Company’s shares have been publicly traded is equal to the contractual term of the options. The expected term of the option, taking into account both the contractual term of the option and the effects of employees’ expected exercise and expected post-vesting termination behavior is estimated based upon the simplified method. Under this approach, the expected term is presumed to be the mid-point between the vesting date and the end of the contractual term. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

No options were granted during fiscal years 2024, 2023 or 2022.

RSA, RSU and PBRSU Grants

The Company’s time-based RSAs and RSUs are valued on the closing price of the Company’s common stock on the date of grant and vest over a three-year period.

The Company’s performance-based restricted stock unit awards are valued on the closing price of the Company’s common stock on the date of grant and vest over a performance period. Under the Company’s PBRSU design, 50% of each award will vest based on the Company’s Adjusted EBITDA performance over a three-year performance period, and the remaining 50% of each award will vest based upon the Company’s adjusted diluted earnings per share performance over a three-year performance period, respectively. At the end of the full three-year

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

vesting period for the grant, the number of PBRSUs that are earned based on the achievement of Adjusted EBITDA and Adjusted Diluted EPS is then multiplied by a percentage based on the Company’s Relative Total Shareholder Return for the three-year period.

ESPP

The fair value of ESPP purchase rights issued is calculated using the Black-Scholes valuation model that uses the assumptions noted in the following table. Purchase right under the ESPP are generally granted on either January 1 or July 1 of each year. The assumptions are as follows:

	2024	2023	2022
Weighted-average expected term (in years)	.5	.5	.5
Risk-Free interest Rate	5.1%	4.9%	1.4%
Stock Price Volatility	29.7%	29.9%	30.0%
Dividend yield	0%	0%	0%
Fair Value	$25.22	$18.50	$31.11

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11. INCOME TAXES

The provision for income taxes is comprised of (1):

	Fiscal Year
	2024	2023	2022

	(in thousands)
Current federal taxes	$361	$61	$(1,224)
Current state taxes	1,207	676	(73)
Current foreign taxes	18	—	—
Deferred federal taxes	1,677	2,022	(1,519)
Deferred state taxes	846	906	(188)
	$4,109	$3,665	$(3,004)
(1)	Revenue from the Company’s foreign operations was immaterial for fiscal years 2024, 2023, and 2022.

The provision for income taxes reconciles to the amounts computed by applying the statutory federal tax rate of 21% for fiscal years 2024, 2023, and 2022 to the Company’s income before income taxes. The sources and tax effects of the differences for fiscal years 2024, 2023 and 2022 are as follows:

	Fiscal Year
	2024	2023	2022

	(in thousands)
Computed “expected” federal income tax expense	$5,603	$3,064	$(2,405)
Permanent differences	52	194	24
Nondeductible executive compensation	600	121	711
Stock options and disqualifying dispositions	(910)	560	576
Energy efficient building deduction	(2,053)	(717)	(1,378)
Current and deferred state income tax expense, net of federal benefit	1,694	1,250	(111)
Research and development tax credit	(813)	(867)	(517)
Change in valuation allowance	(85)	—	—
Other	21	60	96
	$4,109	$3,665	$(3,004)

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets and liabilities are as follows:

	December 27,	December 29,
	2024	2023

	(in thousands)
Deferred tax assets:
Other accrued liabilities	$4,642	$2,907
Federal and state net operating losses	11,451	15,890
Lease liability	4,269	3,977
Stock compensation	1,509	1,214
Capitalized research and development	5,058	4,286
Credit carryforwards	2,395	2,819
Excess business interest limitation	—	84
Other	212	432
Total deferred tax assets	29,536	31,609
Valuation allowance	(1,106)	(1,191)
Net deferred tax assets	$28,430	$30,418
Deferred tax liabilities:
Deferred revenue	$(2,899)	$(2,960)
Fixed assets	(2,813)	(3,013)
Intangible assets	(5,475)	(4,926)
Lease right-of-use assets	(3,806)	(3,558)
Other	(91)	—
Total deferred tax liabilities	(15,084)	(14,457)
Net deferred tax asset	$13,346	$15,961

As of December 27, 2024, the Company had federal and state operating loss carryovers of $32.7 million and $66.5 million, respectively. As of December 27, 2024, the Company had a federal tax credit carryforward of $2.4 million, and an immaterial amount of state tax credit carryforward. The federal net operating losses begin to expire in 2027. The majority of the state net operating loss carryovers will begin to expire in 2030.

During each fiscal year, management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize existing deferred tax assets. During fiscal year 2024, $0.1 million of the valuation allowance was released due to expected future utilization of deferred tax assets.

As of December 27, 2024 and December 29, 2023, the Company’s liabilities related to uncertain tax positions were immaterial to the consolidated financial statements. The Company may be subject to examination by the Internal Revenue Service (“IRS”) for calendar years 2021 through 2024. The Company may also be subject to examination on certain state and local jurisdictions for the years 2020 through 2024.

The Company's policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense. As of December 27, 2024 and December 29, 2023, the Company did not have any unrecognized tax benefits. In addition, during the fiscal year 2024, the Company did not have any additions or reductions of unrecognized tax benefits.

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

The following table sets forth the number of weighted-average common shares outstanding used to compute basic and diluted EPS:

	Fiscal Year
	2024	2023	2022

	(in thousands, except per share amounts)
Net income (loss)	$22,570	$10,926	$(8,448)
Weighted-average common shares outstanding	13,818	13,394	13,013
Effect of dilutive stock options and restricted stock awards	427	212	—
Weighted-average common shares outstanding-diluted	14,245	13,606	13,013
Earnings (Loss) per share:
Basic	$1.63	$0.82	$(0.65)
Diluted	$1.58	$0.80	$(0.65)

For the fiscal year 2024 and fiscal year 2023, the Company excluded 71,000 and 363,000 common shares subject to outstanding equity awards, respectively, from the calculation of diluted shares because their impact would have been anti-dilutive. For the fiscal year 2022, the Company reported a net loss, and accordingly, all outstanding equity awards have been excluded from such periods because including them would have been anti-dilutive.

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13. BUSINESS COMBINATIONS

Acquisition of Enica Engineering, PLLC.

On October 23, 2024, (the “Enica Closing Date”), the Company, through its wholly owned subsidiary, WES, acquired substantially all of the assets of Enica Engineering, PLLC. (“Enica”), pursuant to the terms of the Asset Purchase Agreement, dated as of October 23, 2024 (the “Enica Agreement”), by and among the Company, WES, Genesys, Enica, and Reed Berinato (“Berinato”) and Mark Prewett (“Prewett” and, together with Berinato, the “Enica Members”). Enica is an energy efficiency company that provides an array of services around energy projects, metering, and consulting services to help its customers drive energy efficiency, decarbonization, and energy reduction. Enica’s financial information is included within the Company’s Energy segment beginning in the fourth quarter of fiscal year 2024. The Company expects to finalize the purchase price allocation related to this transaction by the end of the second quarter of fiscal year 2025.

The Company agreed to pay (i) $12.0 million in cash on the Enica Closing Date (subject to holdbacks and adjustments) and (ii) up to $6.0 million in cash if Enica exceeds certain financial targets during the two years after the Enica Closing Date, as further described below (such potential payments of up to $6.0 million, being referred to as “Enica Earnout Payments” and $6.0 million in respect thereof, being referred to as the “Enica Maximum Earnout”); for a potential maximum purchase price of $18.0 million.

The amount of the Enica Earnout Payments to be paid will be determined based on Enica’s earnings before interest, taxes, depreciation and amortization (“Enica’s EBITDA”). The Enica Members will receive Enica Earnout Payments in each of the two years after the Enica Closing Date (the “Earnout Period”) based on the amount by which Enica’s EBITDA exceeds certain targets. The amounts due to the Enica Members as Enica Earnout Payments will in no event, individually or in the aggregate, exceed the Enica Maximum Earnout. Enica Earnout Payments will be made in annual installments for each of the two years of the Enica Earnout Period. In addition, the Enica Earnout Payments will be subject to certain subordination provisions in favor of the lenders under the Company’s Credit Agreement.

The Enica Agreement contains customary representations and warranties regarding the Company, WES, Genesys, Enica, and the Enica Members, indemnification provisions and other provisions customary for transactions of this nature.

The Company used cash on hand to fund the initial purchase price on the Enica Closing Date.

The acquisition was accounted for as a business combination in accordance with ASC 805. Under ASC 805, the Company recorded the acquired assets and assumed liabilities at their estimated fair value with the excess allocated to goodwill. Goodwill represents the value the Company expects to achieve through the operational synergies, the expansion into new markets and the acquired company’s assembled work force. The Company estimates that the entire $9.8 million of goodwill resulting from the acquisition will be tax deductible.

Preliminary consideration for the acquisition includes the following:

Enica
(in thousands)
Cash consideration	$7,364
Other working capital adjustments and holdbacks (1)	4,847
Contingent consideration	4,060
Total consideration	$16,271
(1)	Of which $3.5 million is included within accrued liabilities in the Company’s consolidated balance sheet and the remainder is included within accounts payable in the Company’s consolidated balance sheet.

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the amounts for the acquired assets recorded at their estimated fair value as of the acquisition date:

Enica
(in thousands)
Current assets	$2,358
Non-current assets (1)	69
Right-of-use assets	652
Liabilities	(658)
Lease liability	(652)
Backlog	576
Customer relationships	3,892
Tradename	187
Goodwill	9,847
Net assets acquired	$16,271

(1)	Excluded from non-current assets are right-of-use assets, backlog, customer relationships, tradename, and goodwill.

During the fiscal year 2024, the Company did not make any adjustments to the consideration paid for Enica, and as a result, there were no adjustments to the purchase price allocation for the fiscal year ended December 27, 2024.

Acquisition related costs associated with Enica are included in other general and administrative expenses in the consolidated statements of comprehensive income and were not material for the year ended December 27, 2024.

The following unaudited pro forma financial information for the fiscal years ended December 27, 2024 and December 29, 2023 assumes that the acquisitions of substantially all of the assets of Enica occurred on the first day of the year prior to the year of acquisition:

	Fiscal Year
	2024	2023
	(in thousands, except per share data)
	(Unaudited)
Pro forma revenue	$573,835	$518,521

Pro forma income (loss) from operations	$33,633	$24,079
Pro forma net income (loss) (1)	$24,499	$12,427

Income (Loss) per share:
Basic	$1.77	$0.93
Diluted	$1.72	$0.91

Weighted average shares outstanding:
Basic	13,818	13,394
Diluted	14,245	13,606
(1)	Adjustments to pro forma net income include income from operations, amortization and interest expenses.

This pro forma supplemental information does not purport to be indicative of what the Company’s operating results would have been had the acquisitions of substantially all of the assets of Enica occurred on the first day of the year prior to the year of acquisition and may not be indicative of future operating results.

During fiscal year 2024, the acquisition of Enica contributed $1.8 million in revenue and $0.4 million of income from operations.

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

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The tables below reflect selected quarterly information for the fiscal years ended December 27, 2024 and December 29, 2023.

	Fiscal Three Months Ended
	March 29,	June 28,	September 27,	December 27,
	2024	2024	2024	2024

	(in thousands except per share amounts)
Contract revenue	$122,489	$140,996	$158,252	$144,061
Income (loss) from operations	5,361	6,448	8,674	10,870
Income tax expense (benefit)	986	720	157	2,246
Net income (loss)	2,942	4,594	7,346	7,688
Earnings (loss) per share:
Basic	$0.22	$0.33	$0.53	$0.55
Diluted	$0.21	$0.33	$0.51	$0.53
Weighted-average shares outstanding:
Basic	13,605	13,725	13,930	14,012
Diluted	13,910	14,074	14,358	14,509

	Fiscal Three Months Ended
	March 31,	June 30,	September 29,	December 29,
	2023	2023	2023	2023

	(in thousands except per share amounts)
Contract revenue	$102,603	$119,077	$132,738	$155,677
Income (loss) from operations	4,014	2,474	3,837	11,749
Income tax expense (benefit)	756	243	713	1,953
Net income (loss)	932	397	1,566	8,031
Earnings (loss) per share:
Basic	$0.07	$0.03	$0.12	$0.59
Diluted	$0.07	$0.03	$0.11	$0.58
Weighted-average shares outstanding:
Basic	13,266	13,344	13,462	13,503
Diluted	13,470	13,487	13,709	13,731

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

16. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, Subsequent Events, the Company evaluates subsequent events up until the date the consolidated financial statements are issued.

Alpha Inspections, Inc.

On January 31, 2025 (the “Alpha Closing Date”), the Company, through its wholly owned subsidiary, Willdan Engineering, Inc., acquired all of the capital stock of Alpha Inspections, Inc. (“Alpha”), pursuant to the terms of the Stock Purchase Agreement, dated as of January 31, 2025 (the “Alpha Stock Purchase Agreement”), by and among the Company, Willdan Engineering, Inc., and Jennifer Murphy as the sole shareholder of Alpha Inspections, Inc. (the “Alpha Member”).

Pursuant to the terms of the Alpha Stock Purchase Agreement, the purchase price consisted of $12.0 million to be paid in cash on the Alpha Closing Date (subject to holdbacks and adjustments). The Alpha Stock Purchase Agreement contains customary representations and warranties regarding the Company, Willdan Engineering, Alpha, and the Alpha Member, indemnification provisions and other provisions customary for transactions of this nature. Pursuant to the terms of the Alpha Stock Purchase Agreement, the Company, and Willdan Engineering, provided guarantees to the Alpha Member which guarantee certain of Alpha’s obligations under the Alpha Stock Purchase Agreement.

The Company used cash on hand to fund the purchase price.

Alpha is a company that provides an array of municipal services including building inspections, and plan reviews. Alpha’s financial information will be included within the Engineering and Consulting segment beginning in the first quarter of fiscal year 2025 and the Company expects to finalize the purchase price allocation related to this transaction by the end of the fourth quarter of fiscal year 2025.

Alternative Power Generation, Inc.

On March 3, 2025 (the “APG Closing Date”), the Company, through its wholly owned subsidiary, WES, acquired all of the capital stock of Alternative Power Generation, Inc. (“APG”), pursuant to the terms of the Stock Purchase Agreement, dated as of March 3, 2025 (the “APG Stock Purchase Agreement”), by and among the Company, WES, and each of the stockholders of APG (the “APG Stockholders”).

Pursuant to the terms of the APG Stock Purchase Agreement, the Company agreed to pay up to $43.5 million for the purchase of all the capital stock of APG, which purchase price consists of (i) $19.5 million in cash paid on the APG Closing Date (subject to holdbacks and adjustments), (ii) $6.0 million in shares of the Company’s common stock, based on the closing average price per share of the Company’s common stock for the twenty trading days preceding the APG Closing Date, and (iii) up to $18.0 million in cash if APG exceeds certain financial targets during the three years after the APG Closing Date, as more fully described below (such potential payments of up to $18.0 million being referred to as “APG Earnout Payments” and $18.0 million in respect thereof, being referred to as the “APG Maximum Payout”).

The amount of the APG Earnout Payments to be paid will be determined based on APG’s earnings before interest, taxes, depreciation and amortization (“APG EBITDA”). The APG Stockholders will receive APG Earnout Payments in each of the three years after the APG Closing Date (the “APG Earnout Period”) based on the amount by which APG EBITDA exceeds certain targets. The amounts due to the APG Stockholders as APG Earnout Payments will in no event, individually or in the aggregate, exceed the APG Maximum Payout. APG Earnout Payments will be made in annual installments for each of the three years of the APG Earnout Period. In addition, the APG Earnout Payments will be subject to certain subordination provisions in favor of the lenders under the Company’s Credit Agreement.

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The APG Stock Purchase Agreement contains customary representations and warranties regarding the Company, WES, APG, and the APG Stockholders, indemnification provisions, and other provisions customary for transactions of this nature.

The Company used cash on hand to fund the initial purchase price.

APG provides innovative, progressive, and customized electric power solutions for EV charging, solar, AI data centers, microgrids, battery energy storage systems (BESS), and substations. APG offers consulting, design, engineering, procurement, and construction management. APG’s financial information will be included within the Energy segment beginning in the first quarter of fiscal year 2025 and the Company expects to finalize the purchase price allocation related to this transaction by the end of the fourth quarter of fiscal year 2025.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in and/or disagreements with accountants on accounting and financial disclosure during the fiscal year ended December 27, 2024.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act, as controls and other procedures that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer, Michael A. Bieber, and our Chief Financial Officer, Creighton K. Early, as appropriate to allow timely decisions regarding required disclosure.

In connection with the preparation of this Annual Report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 27, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, as of December 27, 2024.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 27, 2024. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework). Our management concluded that, as of December 27, 2024, our internal control over financial reporting was effective based on these criteria.

As discussed in Note 13, “Business Combinations”, to our consolidated financial statements, we acquired Enica on October 23, 2024. As permitted by guidelines established by the SEC for newly acquired business, we excluded the acquisition from the scope of our assessment on internal controls over financial reporting for the fiscal year ended December 27, 2024. This acquisition contributed $3.1 million of total assets and $1.3 million of total liabilities, respectively, to our consolidated balance sheet as of December 27, 2024, and $1.8 million to our consolidated revenues for the fiscal year ended December 27, 2024. We are in the process of integrating this business into our overall internal controls over financial reporting process and plan to include our assessment of the business’ internal control over financial reporting within one year of the applicable acquisition date.

Report of Independent Registered Public Accounting Firm

Crowe LLP, the independent registered public accounting firm that audited the fiscal year 2024 consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 27, 2024, which is included herein.

Changes in Internal Controls

On October 23, 2024, we completed the acquisition of Enica. Prior to the acquisition, Enica was privately-held company and was not subject to the Sarbanes-Oxley Act of 2002, the rules and regulations of the SEC, or other corporate governance requirements applicable to public reporting companies. As part of our ongoing integration activities, we are continuing to incorporate our controls and procedures into Enica and, if needed, to augment our company-wide controls to reflect the risks that may be inherent in the acquisition of this privately-held company.

Other than our integration of Enica, there have been no changes in our internal control over financial reporting during the quarter ended December 27, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Rule 10b5-1

None.

Because we are filing this Annual Report within four business days after the triggering event, we are making the following disclosure under this “Item 9B. Other Information” instead of filing a Current Report on Form 8-K under Item 1.01, Entry into a Material Definitive Agreement, and Item 3.02 Unregistered Sales of Equity Securities.

Item 1.01 Entry into a Material Definitive Agreement

On March 3, 2025 (the “APG Closing Date”), the Company, through its wholly owned subsidiary, WES, acquired all of the capital stock of Alternative Power Generation, Inc. (“APG”), pursuant to the terms of the Stock Purchase Agreement, dated as of March 3, 2025 (the “APG Stock Purchase Agreement”), by and among the Company, WES, and each of the stockholders of APG (the “APG Stockholders”).

Pursuant to the terms of the APG Stock Purchase Agreement, the Company agreed to pay up to $43.5 million for the purchase of all the capital stock of APG, which purchase price consists of (i) $19.5 million in cash paid on the APG Closing Date (subject to holdbacks and adjustments), (ii) $6.0 million in shares of the Company’s common stock, based on the closing average price per share of the Company’s common stock for the twenty trading days preceding the APG Closing Date, and (iii) up to $18.0 million in cash if APG exceeds certain financial targets during the three years after the APG Closing Date, as more fully described below (such potential payments of up to $18.0 million being referred to as “APG Earnout Payments” and $18.0 million in respect thereof, being referred to as the “APG Maximum Payout”). The Company issued 176,524 shares of the Company’s common stock and the shares have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), and were issued and sold in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The amount of the APG Earnout Payments to be paid will be determined based on APG’s earnings before interest, taxes, depreciation and amortization (“APG EBITDA”). The APG Stockholders will receive APG Earnout Payments in each of the three years after the APG Closing Date (the “APG Earnout Period”) based on the amount by which APG EBITDA exceeds certain targets. The amounts due to the APG Stockholders as APG Earnout Payments will in no event, individually or in the aggregate, exceed the APG Maximum Payout. APG Earnout Payments will be made in annual installments for each of the three years of the APG Earnout Period. In addition, the APG Earnout Payments will be subject to certain subordination provisions in favor of the lenders under the Company’s Credit Agreement.

The APG Stock Purchase Agreement contains customary representations and warranties regarding the Company, WES, APG, and the APG Stockholders, indemnification provisions, and other provisions customary for transactions of this nature.

The Company used cash on hand to fund the initial purchase price.

APG provides innovative, progressive, and customized electric power solutions for EV charging, solar, AI data centers, microgrids, battery energy storage systems (BESS), and substations. APG offers consulting, design, engineering, procurement, and construction management. APG’s financial information will be included within the Energy segment beginning in the first quarter of fiscal year 2025 and the Company expects to finalize the purchase price allocation related to this transaction by the end of the fourth quarter of fiscal year 2025.

Item 3.02 Unregistered Sales of Equity Securities.

The information described in Item 1.01 above is hereby incorporated herein by reference.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to Willdan Group, Inc.’s Proxy Statement for its 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the Company’s 2024 fiscal year.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to Willdan Group, Inc.’s Proxy Statement for its 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the Company’s 2024 fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this item is incorporated by reference to Willdan Group, Inc.’s Proxy Statement for its 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the Company’s 2024 fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to Willdan Group, Inc.’s Proxy Statement for its 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the Company’s 2024 fiscal year.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to Willdan Group, Inc.’s Proxy Statement for its 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the Company’s 2024 fiscal year.

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

10.3†	Form of Performance Based Restricted Stock Unit Award Agreement (pre-2024) (incorporated by reference to Exhibit 10.15 to Willdan Group, Inc.’s Annual Report on Form 10-K filed on March 10, 2023).

Exhibit Number	Exhibit Description
10.4†	Form of Restricted Stock Award Agreement (pre-2024) (incorporated by reference to Exhibit 10.16 to Willdan Group, Inc.’s Annual Report on Form 10-K filed on March 10, 2023).
10.5†	Form of Performance Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.18 to Willdan Group, Inc.’s Annual Report on Form 10-K filed on March 8, 2024).
10.6†	Form of Time Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.19 to Willdan Group, Inc.’s Annual Report on Form 10-K filed on March 8, 2024).
10.7†

Willdan Group, Inc. Amended and Restated 2008 Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to Willdan Group, Inc.’s Current Report on Form 8-K, filed with the SEC on June 14, 2024)

10.8†

Amended and Restated Willdan Group, Inc. 2006 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to Willdan Group, Inc.’s Current Report on Form 8-K, filed with the SEC on June 9, 2017).

10.9†

Form of Indemnification Agreement between Willdan Group, Inc. and its Directors and Officers (incorporated by reference to Exhibit 10.1 to Willdan Group, Inc.’s Current Report on Form 8-K, filed with the SEC on June 13, 2016).

10.10†

Consulting Agreement, dated as of February 28, 2024, between Willdan Group, Inc. and Thomas D. Brisbin (incorporated by reference to Exhibit 10.1 to Willdan Group, Inc.’s Current Report on Form 8-K, filed with the SEC on February 29, 2024).

10.11†

Employment Agreement, by and between Willdan Group, Inc. and Michael Bieber, dated November 13, 2024 (incorporated by reference to Exhibit 10.1 to Willdan Group, Inc.’s Current Report on Form 8-K, filed with the SEC on November 18, 2024).

10.12†

Employment Agreement, by and between Willdan Group, Inc. and Creighton K. Early, dated November 13, 2024 (incorporated by reference to Exhibit 10.2 to Willdan Group, Inc.’s Current Report on Form 8-K, filed with the SEC on November 18, 2024).

10.13†

Employment Agreement, by and between Willdan Group, Inc. and Micah Chen, dated November 13, 2024 (incorporated by reference to Exhibit 10.3 to Willdan Group, Inc.’s Current Report on Form 8-K, filed with the SEC on November 18, 2024).

19.1*	Insider Trading Policy.
21.1*	Subsidiaries of Willdan Group, Inc.
23.1*	Consent of Crowe LLP.
24.1*	Power of Attorney (included on signature page hereto).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.
97	Policy Relating to Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97 to Willdan Group, Inc.’s Annual Report on Form 10-K filed on March 8, 2024).
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit Number	Exhibit Description
101.PRE*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
‡	Portions of the referenced exhibit have been omitted pursuant to Item 601(b) of Regulation S-K because it (i) is not material and (ii) would be competitively harmful if publicly disclosed.

†	Indicates a management contract or compensating plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILLDAN GROUP, INC.

/s/ Creighton K. Early
Creighton K. Early
Chief Financial Officer and Executive Vice President
March 6, 2025

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

Signature	Title	Date

/s/ Michael A. Bieber	President, Chief Executive Officer and Director (principal executive officer)	March 6, 2025
Michael A. Bieber

/s/ Creighton K. Early	Chief Financial Officer and Executive Vice President (principal financial officer and principal accounting officer)	March 6, 2025
Creighton K. Early

/s/ Thomas D. Brisbin	Chairman of the Board and Director	March 6, 2025
Thomas D. Brisbin

/s/ Steven A. Cohen	Director	March 6, 2025
Steven A. Cohen

/s/ Cynthia A. Downes	Director	March 6, 2025
Cynthia A. Downes

/s/ Dennis V. McGinn	Director	March 6, 2025
Dennis V. McGinn

/s/ Wanda K. Reder	Director	March 6, 2025
Wanda K. Reder

/s/ Mohammad Shahidehpour	Director	March 6, 2025
Mohammad Shahidehpour