Form 10-Q
period 2025-04-04
Willdan Group, Inc.
filed 2025-05-09
CIK 1370450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2025

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

As of May 7, 2025, there were 14,496,824 shares of common stock, $0.01 par value per share, of Willdan Group, Inc. issued and outstanding.

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

All of our forward-looking statements are subject to risks and uncertainties that may cause our actual results to differ materially from our expectations. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to:

●	our ability to adequately complete projects in a timely manner;
●	our ability to compete successfully in the highly competitive energy services market, which represented 84% of our consolidated revenue in fiscal year 2024;
●	our reliance on work from our top ten clients, which accounted for 51% of our consolidated contract revenue for fiscal year 2024;
●	changes in state, local and regional economies and government budgets;
●	our ability to win new contracts, to renew existing contracts and to compete effectively for contracts awarded through bidding processes;
●	our ability to make principal and interest payments on our outstanding debt as they come due and to comply with the financial covenants contained in our debt agreements;
●	our ability to manage supply chain constraints, labor shortages, elevated interest rates, and elevated inflation;
●	our ability to obtain financing and to refinance our outstanding debt as it matures;
●	our ability to successfully integrate our acquisitions and execute on our growth strategy; and
●	our ability to attract and retain managerial, technical, and administrative talent.

The above is not a complete list of factors or events that could cause actual results to differ from our expectations, and we cannot predict all of them. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements disclosed elsewhere in this Quarterly Report on Form 10-Q, and under Part I, Item 1A. “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 27, 2024, as such disclosures may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange Commission, including subsequent Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and public communications. You should evaluate all forward-looking statements made in this Quarterly Report on Form 10-Q and otherwise in the context of these risks and uncertainties.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(Unaudited)

	April 4,	December 27,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$38,364	$74,158
Restricted cash	—	—
Accounts receivable, net of allowance for doubtful accounts of $1,510 and $1,313 at April 4, 2025 and December 27, 2024, respectively	59,692	65,557
Contract assets	89,167	88,528
Other receivables	2,596	2,302
Prepaid expenses and other current assets	7,186	4,979
Total current assets	197,005	235,524
Equipment and leasehold improvements, net	30,474	29,534
Goodwill	173,922	140,991
Right-of-use assets	12,007	14,035
Other intangible assets, net	42,418	29,414
Other assets	2,592	2,019
Deferred income taxes, net	12,740	13,346
Total assets	$471,158	$464,863
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$41,634	$33,766
Accrued liabilities	39,373	62,776
Contingent consideration payable	8,500	2,500
Contract liabilities	23,128	21,556
Notes payable	2,500	10,137
Finance lease obligations	1,233	1,138
Lease liability	5,840	5,804
Total current liabilities	122,208	137,677
Contingent consideration payable	8,444	1,713
Notes payable, less current portion	84,443	79,350
Finance lease obligations, less current portion	1,471	1,379
Lease liability, less current portion	8,550	9,939
Other noncurrent liabilities	526	462
Total liabilities	225,642	230,520

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 40,000 shares authorized; 14,497 and 14,169 shares issued and outstanding at April 4, 2025 and December 27, 2024, respectively	145	142
Additional paid-in capital	204,036	197,368
Accumulated other comprehensive income (loss)	(499)	(314)
Retained earnings	41,834	37,147
Total stockholders’ equity	245,516	234,343
Total liabilities and stockholders’ equity	$471,158	$464,863

See accompanying notes to Condensed Consolidated Financial Statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	April 4,	March 29,
	2025	2024
Contract revenue	$152,386	$122,489

Direct costs of contract revenue (inclusive of directly related depreciation and amortization):
Salaries and wages	27,677	21,512
Subcontractor services and other direct costs	67,048	53,559
Total direct costs of contract revenue	94,725	75,071

Gross profit	57,661	47,418

General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	31,108	26,509
Facilities and facility related	2,624	2,445
Stock-based compensation	2,426	1,390
Depreciation and amortization	4,440	3,592
Other	10,027	8,121
Total general and administrative expenses	50,625	42,057

Income (Loss) from operations	7,036	5,361

Other income (expense):
Interest expense, net	(1,802)	(2,137)
Other, net	(41)	704
Total other expense, net	(1,843)	(1,433)

Income (Loss) before income taxes	5,193	3,928
Income tax (benefit) expense	506	986
Net income (loss)	4,687	2,942

Other comprehensive income (loss):
Unrealized gain (loss) on derivative contracts, net of tax	(185)	434
Comprehensive income (loss)	$4,502	$3,376

Earnings (Loss) per share:
Basic	$0.33	$0.22
Diluted	$0.32	$0.21

Weighted-average shares outstanding:
Basic	14,163	13,605
Diluted	14,628	13,910

See accompanying notes to Condensed Consolidated Financial Statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Earnings	Total
Balance at December 27, 2024	14,169	$142	$197,368	$(314)	$37,147	$234,343
Shares of common stock issued in connection with employee stock purchase plan	60	—	1,485	—	—	1,485
Shares of common stock issued in connection with incentive stock plan	5	—	81	—	—	81
Shares used to pay taxes on stock grants	(69)	(1)	(2,877)	—	—	(2,878)
Issuance of restricted stock award and units	155	2	(2)	—	—	—
Stock issued to acquire businesses	177	2	5,555	—	—	5,557
Stock-based compensation expense	—	—	2,426	—	—	2,426
Net income (loss)	—	—	—	—	4,687	4,687
Net unrealized gain (loss) on derivative contracts	—	—	—	(185)	—	(185)
Balance at April 4, 2025	14,497	$145	$204,036	$(499)	$41,834	$245,516

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Earnings	Total
Balance at December 29, 2023	13,682	$137	$185,795	$(664)	$14,577	$199,845
Shares of common stock issued in connection with employee stock purchase plan	86	1	1,401	—	—	1,402
Shares of common stock issued in connection with incentive stock plan	19	—	281	—	—	281
Shares used to pay taxes on stock grants	(32)	(1)	(778)	—	—	(779)
Issuance of restricted stock award and units	62	1	(1)	—	—	—
Stock-based compensation expense	—	—	1,390	—	—	1,390
Net income (loss)	—	—	—	—	2,942	2,942
Net unrealized gain (loss) on derivative contracts	—	—	—	434	—	434
Balance at March 29, 2024	13,817	$138	$188,088	$(230)	$17,519	$205,515

See accompanying notes to Condensed Consolidated Financial Statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended
	April 4,	March 29,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$4,687	$2,942
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,440	3,592
Other non-cash items	327	92
Deferred income taxes, net	606	1,005
(Gain) loss on sale/disposal of equipment	(17)	(13)
Provision for doubtful accounts	246	(100)
Stock-based compensation	2,426	1,390
Accretion and fair value adjustments of contingent consideration	379	—
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts receivable	12,655	18,985
Contract assets	(174)	11,476
Other receivables	877	617
Prepaid expenses and other current assets	(2,207)	(1,975)
Other assets	(569)	117
Accounts payable	3,748	1,325
Accrued liabilities	(22,134)	(15,740)
Contract liabilities	(2,654)	3,244
Right-of-use assets	675	(8)
Net cash (used in) provided by operating activities	3,311	26,949
Cash flows from investing activities:
Purchase of equipment, software, and leasehold improvements	(2,310)	(1,971)
Proceeds from sale of equipment	19	19
Cash paid for acquisitions, net of cash acquired	(32,473)	—
Net cash (used in) provided by investing activities	(34,764)	(1,952)
Cash flows from financing activities:
Payments on notes payable	(137)	(153)
Repayments under term loan facility and line of credit	(2,500)	(1,875)
Principal payments on finance leases	(392)	(345)
Proceeds from stock option exercise	81	281
Proceeds from sales of common stock under employee stock purchase plan	1,485	1,402
Cash used to pay taxes on stock grants	(2,878)	(779)
Net cash (used in) provided by financing activities	(4,341)	(1,469)
Net increase (decrease) in cash, cash equivalents and restricted cash	(35,794)	23,528
Cash, cash equivalents and restricted cash at beginning of period	74,158	23,397
Cash, cash equivalents and restricted cash at end of period	$38,364	$46,925
Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$1,663	$2,081
Income taxes	59	2
Supplemental disclosures of noncash investing and financing activities:
Issuance of common stock related to business acquisitions	$5,557	$—
Contingent consideration related to business acquisitions	12,353	—
Equipment acquired under finance leases	580	198

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

The accounting policies followed by the Company are set forth in Part II, Item 8, Note 1, “Organization and Operations of the Company”, of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2024. In the opinion of management, all adjustments necessary to fairly state the Condensed Consolidated Financial Statements have been made. All such adjustments are of a normal, recurring nature. Certain information and footnote disclosures normally included in the Consolidated Financial Statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These Condensed Consolidated Financial Statements and related notes thereto should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2024. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

Fiscal Years

The Company operates and reports its annual financial results based on 52 or 53-week periods ending on the Friday closest to December 31. The Company operates and reports its quarterly financial results based on the 13-week period ending on the Friday closest to June 30, September 30, and December 31 and the 13 or 14-week period ending on the Friday closest to March 31, as applicable. Fiscal year 2025, which ends on January 2, 2026, will be comprised of 53 weeks, with the first quarter consisting of 14 weeks and the remaining quarters consisting of 13 weeks each. Fiscal year 2024, which ended on December 27, 2024, was comprised of 52 weeks, with all quarters consisting of 13 weeks each.

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

In October 2023, the FASB issued ASU No. 2023-06, “Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative” (“ASU 2023-06”). ASU 2023-06 amends U.S. GAAP to reflect updates and simplifications to certain disclosure and presentation requirements referred to FASB by the SEC. The targeted amendments incorporate 14 of the 27 disclosures referred by the SEC into codification. Each amendment in ASU 2023-06 is effective on either the date on which the SEC’s removal of the related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, or on June 30, 2027, if the SEC has not removed the requirements by that date. The Company does not believe the amendments in ASU 2023-06 will have a material impact on any of the Company’s current disclosures.

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

Retainage, included in contract assets, represents amounts withheld from billings to the Company’s clients pursuant to provisions in the contracts and may not be paid to the Company until specific tasks are completed or the project is completed and, in some instances, for even longer periods. As of April 4, 2025 and December 27, 2024, contract assets included retainage of $25.5 million and $22.0 million, respectively.

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
(Unaudited)

4. SUPPLEMENTAL FINANCIAL STATEMENT DATA

Restricted Cash

The following table provides a reconciliation of cash and cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows:

	April 4,	December 27,
	2025	2024
	(in thousands)
Cash and cash equivalents	$38,364	$74,158
Restricted cash	—	—
Total cash, cash equivalents, and restricted cash shown in the consolidated statement of cash flows	$38,364	$74,158

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

Equipment and Leasehold Improvements

	April 4,	December 27,
	2025	2024
	(in thousands)
Furniture and fixtures	$4,594	$4,594
Computer hardware and software	54,139	51,904
Leasehold improvements	3,877	3,804
Equipment under finance leases	7,251	7,052
Automobiles, trucks, and field equipment	3,657	3,608
Subtotal	73,518	70,962
Accumulated depreciation and amortization	(43,044)	(41,428)
Equipment and leasehold improvements, net	$30,474	$29,534

Included in accumulated depreciation and amortization is $0.4 million and $1.5 million of amortization expense related to equipment held under finance leases for the three months ended April 4, 2025 and for fiscal year 2024, respectively.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Accrued Liabilities

	April 4,	December 27,
	2025	2024
	(in thousands)
Accrued subcontractor costs	$23,206	$33,061
Accrued bonuses	6,925	18,277
Employee withholdings	2,500	3,664
Compensation and payroll taxes	3,452	3,564
Rebate and other	—	360
Accrued accounting costs and taxes	3,290	3,850
Total accrued liabilities	$39,373	$62,776

Goodwill

	December 27,	Additional	Additions /	April 4,
	2024	Purchase Cost	Adjustments	2025
	(in thousands)
Reporting Unit:
Energy	$139,222	$25,438	$—	$164,660
Engineering and Consulting	1,769	7,493	—	9,262
	$140,991	$32,931	$—	$173,922

The Company tests its goodwill at least annually for possible impairment. The Company completes its annual testing of goodwill as of the last day of the first month of its fourth fiscal quarter each year to determine whether there is a potential impairment. In addition to the Company’s annual test, it regularly evaluates whether events and circumstances have occurred that may indicate a potential impairment of goodwill. The Company evaluated the current economic environment and noted that it does not believe it is more likely than not that goodwill was impaired as of April 4, 2025.

Intangible Assets

	April 4, 2025		December 27, 2024
	Gross	Accumulated	Gross	Accumulated	Amortization
	Amount	Amortization	Amount	Amortization	Period
	(in thousands)				(in years)
Finite:
Backlog	$11,303	$8,550	$8,882	$8,350	1.0
Tradename	20,414	13,688	16,123	13,196	2.5	-	6.0
Non-compete agreements	1,613	1,500	1,613	1,488	4.0	-	5.0
Developed technology	15,810	15,450	15,810	15,286	8.0
Customer relationships	70,813	38,347	62,041	36,735	5.0	-	12.0
Total intangible assets	$119,953	$77,535	$104,469	$75,055

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

5. DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses certain interest rate derivative contracts to hedge interest rate exposures on its variable rate debt. The Company’s hedging program is not designated for trading or speculative purposes.

The Company recognizes derivative instruments as either assets or liabilities on the accompanying condensed consolidated balance sheets at fair value. The Company records changes in the fair value (i.e., gains or losses) of the derivatives that have been designated as cash flow hedges in its consolidated balance sheets as accumulated other comprehensive income (loss), and in its consolidated statements of comprehensive income (loss) as a loss or gain on cash flow hedge valuation. All related cash flows are reported in the operating activities section of the consolidated statements of cash flows.

On November 30, 2023, the Company entered into an interest rate swap agreement that the Company designated as cash flow hedge to fix the variable interest rate on a portion of the Company’s Term Loan (see Note 6, “Debt Obligations” for information regarding our indebtedness). The interest rate swap agreement has a total notional amount of $50.0 million, has a fixed annual interest rate of 4.77%, and expires on September 29, 2026. As of April 4, 2025, the effective portion of the Company’s interest rate swap agreement designated as a cash flow hedge before tax effects was $(0.5) million, of which no amounts were reclassified from accumulated other comprehensive income (loss) to interest expense in the three months ended April 4, 2025. The Company expects to reclassify $0.4 million from accumulated other comprehensive income (loss) to interest expense within the next twelve months.

The fair values of the Company’s outstanding derivatives designated as hedging instruments were as follows:

		Fair Value of Derivative
		Instruments as of
	Balance Sheet Location	April 4, 2025	December 27, 2024
		(in thousands)
Interest rate swap agreement	Accrued liabilities	$(368)	$(198)
Interest rate swap agreement	Other noncurrent liabilities	(263)	(200)

The impact of the effective portions of derivative instruments in cash flow hedging relationships and fair value relationships on other comprehensive income (loss) was $(0.2) million for the three months ended April 4, 2025.

The accumulated balances and reporting period activities for the periods below related to reclassifications out of accumulated other comprehensive income (loss) are summarized as follows:

	Gain (Loss) on	Accumulated Other
	Derivative Instruments	Comprehensive Income (Loss)
	(in thousands)
Balances at December 27, 2024	$(314)	$(314)
Other comprehensive income (loss) before reclassifications	(234)	(234)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—
Income tax benefit (expense) related to derivative instruments	49	49
Net current-period other comprehensive income (loss)	(185)	(185)
Balances at April 4, 2025	$(499)	$(499)

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

6. DEBT OBLIGATIONS

Debt obligations, excluding obligations under finance leases (see Note 7, “Leases”, below), consisted of the following:

	April 4,	December 27,
	2025	2024
	(in thousands)
Outstanding borrowings on Term Loan	$87,500	$90,000
Outstanding borrowings on Revolving Credit Facility	—	—
Other debt agreements	—	137
Total debt	87,500	90,137
Issuance costs and debt discounts	(557)	(650)
Subtotal	86,943	89,487
Less current portion of long-term debt	2,500	10,137
Long-term debt portion	$84,443	$79,350

The credit agreement governing the Company’s Term Loan and Revolving Credit Facility require the Company to comply with certain financial obligations, including a maximum Net Leverage Ratio and a minimum Fixed Charge Coverage Ratio (as defined in the credit agreement governing the Term Loan and Revolving Credit Facility). The credit agreement also contains customary restrictive covenants. As of April 4, 2025, the Company was in compliance with all these covenants.

In addition, as of April 4, 2025, the Company’s composite interest rate, exclusive of the effects of upfront fees, undrawn fees and issuance cost amortization, was 6.4%.

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

From time to time, the Company enters into non-cancelable leases for some of its facility and equipment needs. These leases allow the Company to conserve cash by paying a monthly lease rental fee for the use of facilities and equipment rather than purchasing them. The Company’s leases typically have remaining terms ranging from one to eight years, some of which may include options to extend the leases for up to five years, and some of which may include options to terminate the leases within one year. Currently, all of the Company’s leases contain fixed payment terms. The Company may decide to cancel or terminate a lease before the end of its term, in which case the Company is typically liable to the lessor for the remaining lease payments under the term of the lease. Additionally, all of the Company’s month-to-month leases are cancelable by the Company or the lessor, at any time, and are not included in the Company’s right-of-use asset or lease liability. As of April 4, 2025, the Company had no leases with residual value guarantees. Typically, the Company has purchase options on the equipment underlying its long-term leases. The Company may exercise some of these purchase options when the need for equipment is on-going and the purchase option price is attractive. Nonperformance-related default covenants, cross-default provisions, subjective default provisions and material adverse change clauses contained in material lease agreements, if any, are also evaluated to determine whether those clauses affect lease classification in accordance with ASC Topic 842-10-25. Leases are accounted for as operating or financing leases, depending on the terms of the lease.

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

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following is a summary of the Company’s lease expense:

	Three Months Ended
	April 4,	March 29,
	2025	2024
	(in thousands)
Operating lease cost	$1,615	$1,527
Sublease Income	(14)	(14)
Finance lease cost:
Amortization of assets	359	355
Interest on lease liabilities	47	31
Total net lease cost	$2,007	$1,899

The following is a summary of lease information presented on the Company’s consolidated balance sheet:

	April 4,	December 27,
	2025	2024
	(in thousands)
Operating leases:
Right-of-use assets	$12,007	$14,035

Lease liability	$5,840	$5,804
Lease liability, less current portion	8,550	9,939
Total lease liabilities	$14,390	$15,743

Finance leases (included in equipment and leasehold improvements, net):
Equipment and leasehold improvements, net	$7,251	$7,052
Accumulated depreciation	(4,640)	(4,662)
Total equipment and leasehold improvements, net	$2,611	$2,390

Finance lease obligations	$1,233	$1,138
Finance lease obligations, less current portion	1,471	1,379
Total finance lease obligations	$2,704	$2,517

Weighted average remaining lease term (in years):
Operating Leases	2.84	3.03
Finance Leases	2.35	2.42

Weighted average discount rate:
Operating Leases	7.01%	6.97%
Finance Leases	6.83%	6.87%

Rent expense was $1.8 million and $1.7 million for the three months ended April 4, 2025 and March 29, 2024, respectively.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following is a summary of other information and supplemental cash flow information related to finance and operating leases:

	Three Months Ended
	April 4,	March 29,
	2025	2024
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$1,708	$1,569
Operating cash flow from finance leases	47	31
Financing cash flow from finance leases	392	345

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$103	$1,627

The following is a summary of the Company’s maturities of lease liabilities as of April 4, 2025:

	Operating	Finance
	(in thousands)
Fiscal year:
Remainder of 2025	$4,991	$1,065
2026	5,568	1,136
2027	2,972	601
2028	1,673	94
2029	750	27
2030 and thereafter	—	—
Total lease payments	15,954	2,923
Less: Imputed interest	(1,564)	(219)
Total lease obligations	14,390	2,704
Less: Current obligations	5,840	1,233
Noncurrent lease obligations	$8,550	$1,471

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

During the three months ended April 4, 2025 and March 29, 2024, the Company made matching contributions of $1.4 million and $1.1 million, respectively.

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

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The Company manages Genesys and has the power to direct the activities that most significantly impact Genesys’s performance, in addition to being obligated to absorb expected losses from Genesys. Accordingly, the Company is the primary beneficiary of Genesys and consolidates Genesys as a variable interest entity (“VIE”). In addition, the Company concluded there is no noncontrolling interest related to the consolidation of Genesys because the Company determined that (i) the shareholder of Genesys does not have more than a nominal amount of equity investment at risk, (ii) WES absorbs the expected losses of Genesys through its deferral of Genesys’s service fees owed to WES and the Company has, since entering into the administrative services agreement, had to continuously defer service fees for Genesys, and (iii) the Company believes Genesys will continue to have a shortfall on payment of its service fees for the foreseeable future, leaving no expected residual returns for the shareholder. As of April 4, 2025, the Company had one VIE — Genesys.

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

In accordance with ASU 2023-07, the Company’s chief operating decision maker (“CODM”) evaluates the performance of each segment based upon the information provided below.

There were no intersegment sales during the three months ended April 4, 2025 and March 29, 2024. In addition, enterprise-wide service line contract revenue is not included as it is impracticable to report this information for each group of similar services.

		Engineering	Unallocated		Consolidated
	Energy	& Consulting	Corporate	Intersegment	Total (1)
	(in thousands)
Fiscal Three Months Ended April 4, 2025
Contract revenue	$126,248	$26,138	$-	$-	$152,386
Direct subcontractor services and other direct costs	66,080	968	-	-	67,048
Direct salaries and wages	16,541	11,136	-	-	27,677
Gross profit	43,627	14,034	-	-	57,661
Other indirect costs	34,548	10,276	1,361	-	46,185
EBITDA (2)	9,082	3,755	(1,402)	-	11,435
Interest expense, net	-	-	1,802	-	1,802
Depreciation and amortization	3,955	485	-	-	4,440
Segment profit (loss) before income tax expense	5,127	3,270	(3,204)	-	5,193
Income tax expense (benefit)	500	319	(313)	-	506
Net income (loss)	4,627	2,951	(2,891)	-	4,687
Segment assets (3)	372,792	41,633	79,863	(23,130)	471,158
Fiscal Three Months Ended March 29, 2024
Contract revenue	$100,746	$21,743	$-	$-	$122,489
Direct subcontractor services and other direct costs	52,654	905	-	-	53,559
Direct salaries and wages	12,333	9,179	-	-	21,512
Gross profit	35,759	11,659	-	-	47,418
Other indirect costs	28,339	8,957	1,169	-	38,465
EBITDA (2)	7,549	2,700	(592)	-	9,657
Interest expense, net	1	-	2,136	-	2,137
Depreciation and amortization	3,236	356	-	-	3,592
Segment profit (loss) before income tax expense	4,311	2,344	(2,727)	-	3,928
Income tax expense (benefit)	1,083	588	(685)	-	986
Net income (loss)	3,229	1,756	(2,043)	-	2,942
Segment assets (3)	318,808	26,613	85,609	(23,130)	407,900
(1)	Amounts may not add to the totals due to rounding.
(2)	“EBITDA”, defined as earnings before interest, taxes, depreciation and amortization, is a non-GAAP financial measure.
(3)	Segment assets are presented net of intercompany receivables.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following tables provide information about disaggregated revenue by contract type, client type and geographical region:

	Three months ended April 4, 2025
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$11,602	$18,060	$29,662
Unit-based	47,707	6,255	53,962
Fixed price	66,939	1,823	68,762
Total (1)	$126,248	$26,138	$152,386

Client Type
Commercial	$13,515	$1,811	$15,326
Government	48,324	24,272	72,596
Utilities (2)	64,409	55	64,464
Total (1)	$126,248	$26,138	$152,386

Geography (3)
Domestic	$126,248	$26,138	$152,386

	Three months ended March 29, 2024
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$8,537	$16,399	$24,936
Unit-based	46,957	4,511	51,468
Fixed price	45,252	833	46,085
Total (1)	$100,746	$21,743	$122,489

Client Type
Commercial	$7,203	$1,580	$8,783
Government	35,820	20,098	55,918
Utilities (2)	57,723	65	57,788
Total (1)	$100,746	$21,743	$122,489

Geography (3)
Domestic	$100,746	$21,743	$122,489
(1)	Amounts may not add to the totals due to rounding.
(2)	Includes the portion of revenue related to small business programs paid by the end user/customer.
(3)	Revenue from the Company’s foreign operations were not material for the three months ended April 4, 2025 and March 29, 2024.

Geographical Information

Substantially all of the Company’s consolidated revenue was derived from its operations in the U.S. The Company operates through a network of offices spread across 22 U.S. states, the District of Columbia, the Commonwealth of Puerto Rico, and Canada. Revenues from the Company’s Puerto Rican and Canadian operations were not material for the three months ended April 4, 2025, nor for the three months ended March 29, 2024.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Customer Concentration

For the three months ended April 4, 2025 and March 29, 2024, the Company’s top 10 customers accounted for 53.8%, and 49.2%, respectively, of the Company’s consolidated contract revenue.

For the three months ended April 4, 2025, the Company had individual customers that accounted for more than 10% of its consolidated contract revenue. For the three months ended April 4, 2025, the Company derived 24.1% of its consolidated contract revenue from two customers, Clark County School District and Southern California Edison. For the three months ended March 29, 2024, the Company had no individual customers that accounted for more than 10% of its consolidated contract revenue.

On a segment basis, the Company reports customers that accounted for more than 10% of its segment contract revenues. For the three months ended April 4, 2025, the Company derived 29.1% of its Energy segment revenues from two customers, Clark County School District and Southern California Edison, and no single customer accounted for 10% or more of the Company’s Engineering and Consulting segment revenues. For the three months March 29, 2024, the Company derived 10.7% of its Energy segment revenues from one customer, LADWP, and no single customer accounted for 10% or more of the Company’s Engineering and Consulting segment revenue.

On a geographical basis, the Company’s largest clients are based in California and New York. For the three months ended April 4, 2025 and March 29, 2024, services provided to clients in California accounted for 39.8% and 43.5%, respectively, of the Company’s consolidated contract revenue, and services provided to clients in New York accounted for 21.7% and 27.1%, respectively, of the Company’s consolidated contract revenue.

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

At the end of fiscal year 2024, the Company’s total valuation allowance was $1.1 million, reflecting a $0.1 million release of the valuation allowance balance of $1.2 million from the end of fiscal year 2023 as a result of expected future utilization of deferred tax assets. As of April 4, 2025, the Company assessed all available positive and negative evidence available to determine whether, based on the weight of that evidence, there was a change in judgment related to the utilization of deferred tax assets in future years. The Company concluded that as of April 4, 2025, the valuation allowance for the Company’s deferred tax assets was appropriate in accordance with ASC 740. Consequently, there was no change to the valuation allowance during the three months ended April 4, 2025.

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

The Company recognizes the tax benefit from uncertain tax positions if it is more likely than not that the tax positions will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefit is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. During the three months ended April 4, 2025, and the three months ended March 29, 2024, the Company did not record a liability for uncertain tax positions.

Based on the Company’s estimates and determination of an effective tax rate for the year, the Company recorded an income tax expense of $0.5 million for the three months ended April 4, 2025, compared to an income tax expense of $1.0 million for the three months ended March 29, 2024. During the three months ended April 4, 2025, the difference between the effective tax rate and the federal statutory rate was primarily attributable to state taxes, nondeductible executive compensation, deductions related to stock option exercises, research and development tax credits, and the commercial energy-efficiency building deduction. During the three months ended March 29, 2024, the difference between the effective tax rate and the federal statutory rate was primarily attributable to state taxes, non-deductible stock compensation, nondeductible executive compensation, research and development tax credits, and the commercial building energy efficiency deduction.

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

The following table sets forth the number of weighted-average common shares outstanding used to compute basic and diluted EPS:

	Three months ended
	April 4,	March 29,
	2025	2024
	(in thousands, except per share amounts)
Net income (loss)	$4,687	$2,942
Weighted-average common shares outstanding	14,163	13,605
Effect of dilutive stock options and restricted stock awards	465	305
Weighted-average common shares outstanding-diluted	14,628	13,910
Earnings (Loss) per share:
Basic	$0.33	$0.22
Diluted	$0.32	$0.21

For the three months ended April 4, 2025 and March 29, 2024, the Company excluded 47,000 and 335,000 common shares subject to outstanding equity awards, respectively, from the calculation of diluted shares because their impact would have been anti-dilutive.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

12. BUSINESS COMBINATIONS

Acquisition of Alternative Power Generation, Inc.

On March 3, 2025 (the “APG Closing Date”), the Company, through its wholly owned subsidiary, WES, acquired all of the capital stock of Alternative Power Generation, Inc. (“APG”), pursuant to the terms of the Stock Purchase Agreement, dated as of March 3, 2025 (the “APG Stock Purchase Agreement”), by and among the Company, WES, and each of the stockholders of APG (the “APG Stockholders”).

APG provides innovative, progressive, and customized electric power solutions for EV charging, solar, AI data centers, microgrids, battery energy storage systems (BESS), and substations. APG offers consulting, design, engineering, procurement, and construction management. APG’s financial information is included within the Energy segment beginning in the first quarter of fiscal year 2025. The Company expects to finalize the purchase price allocation related to this transaction by the end of the fourth quarter of fiscal year 2025.

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

The Company used cash on hand to fund the initial purchase price on the APG Closing Date.

The acquisition was accounted for as a business combination in accordance with ASC 805. Under ASC 805, the Company recorded the acquired assets and assumed liabilities at their estimated fair value with the excess allocated to goodwill. Goodwill represents the value the Company expects to achieve through the operational synergies, the expansion into new markets and APG’s assembled workforce. The Company estimates that the entire $25.4 million of goodwill resulting from the acquisition of APG will be tax deductible.

As of April 4, 2025, the purchase price allocation is preliminary and subject to change within the measurement period (not to exceed twelve months following the APG Closing Date). The areas of the purchase price allocation that are not yet finalized relate primarily to contingent consideration valuation, intangible assets, and goodwill.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The preliminary fair value of the contingent consideration liability was estimated by discounting to present value the contingent payments expected to be made. The Company applied a discount rate derived from previous valuation studies performed by a third-party valuation firm for the Company’s historical acquisitions with similar characteristics. The preliminary estimate of the fair values for intangible assets were calculated utilizing a weighted average allocation derived from previous valuation studies performed by a third-party valuation firm for the Company’s historical acquisitions with similar characteristics.

The Company expects to continue to obtain information for the purpose of determining the fair value of the assets acquired on the APG Closing Date throughout the remainder of the measurement period. Accordingly, adjustments may be made as additional information is obtained about the facts and circumstances that existed as of the valuation date. In addition, the Company expects to engage a third-party independent valuation specialist to assist in management’s determination of fair values of intangible assets acquired. Any adjustments will be recorded in the period in which they are identified.

Preliminary consideration for the acquisition of APG includes the following:

APG
(in thousands)
Cash consideration	$18,500
Other working capital adjustments and holdbacks	(1,171)
Issuance of common stock	5,557
Contingent consideration	12,353
Total consideration	$35,239

The following table summarizes the amounts for the acquired assets recorded at their estimated fair value as of the acquisition date:

APG
(in thousands)
Current assets	$8,990
Non-current assets (1)	12
Liabilities	(10,934)
Non-current lease liability	(240)
Backlog	1,871
Customer relationships	6,360
Tradename	3,741
Goodwill	25,439
Net assets acquired	$35,239

(1)	Excluded from non-current assets are backlog, customer relationships, tradename, and goodwill.

During the three months ended April 4, 2025, the Company did not make any adjustments to the consideration paid for APG, and as a result, there were no adjustments to the purchase price allocation for the three months ended April 4, 2025.

There were $0.2 million in acquisition related costs associated with APG included in other general and administrative expenses in the condensed consolidated statements of comprehensive income for the three months ended April 4, 2025.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

During the three months ended April 4, 2025, the acquisition of APG contributed $2.5 million in revenue and $0.2 million of income from operations.

Acquisition of Alpha Inspections, Inc.

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

Alpha is a company that provides an array of municipal services including building inspections, and plan reviews. Alpha’s financial information is included within the Engineering and Consulting segment beginning in the first quarter of fiscal year 2025 and the Company expects to finalize the purchase price allocation related to this transaction by the end of the fourth quarter of fiscal year 2025.

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

The Company used cash on hand to fund the purchase price on the Alpha Closing Date.

The acquisition was accounted for as a business combination in accordance with ASC 805. Under ASC 805, the Company recorded the acquired assets and assumed liabilities at their estimated fair value with the excess allocated to goodwill. Goodwill represents the value the Company expects to achieve through the operational synergies, the expansion into new markets and Alpha’s assembled workforce. The Company estimates that the entire $7.5 million of goodwill resulting from the acquisition of Alpha will be tax deductible.

As of April 4, 2025, the purchase price allocation is preliminary and subject to change. The preliminary purchase price allocation was based upon the Company’s estimates and assumptions are subject to change within the measurement period (not to exceed twelve months following the Alpha Closing Date). The areas of the purchase price allocation that are not yet finalized relate primarily to intangible assets and goodwill.

The preliminary estimate of the fair values for intangible assets were calculated utilizing a weighted average allocation derived from previous valuation studies performed by a third-party valuation firm for the Company’s historical acquisitions with similar characteristics. The Company expects to continue to obtain information for the purpose of determining the fair value of the assets acquired on the Alpha Closing Date throughout the remainder of the measurement period. Accordingly, adjustments may be made as additional information is obtained about the facts and circumstances that existed as of the valuation date. In addition, the Company expects to engage a third-party independent valuation specialist to assist in management’s determination of fair values of intangible assets acquired. Any adjustments will be recorded in the period in which they are identified.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Preliminary consideration for the acquisition of Alpha includes the following:

Alpha
(in thousands)
Cash consideration	$12,000
Other working capital adjustments and holdbacks	(250)
Total consideration	$11,750

 The following table summarizes the amounts for the acquired assets recorded at their estimated fair value as of the acquisition date:

Alpha
(in thousands)
Current assets	$1,135
Non-current assets (1)	4
Liabilities	(395)
Backlog	550
Customer relationships	2,413
Tradename	550
Goodwill	7,493
Net assets acquired	$11,750

(1)	Excluded from non-current assets are backlog, customer relationships, tradename, and goodwill.

During the three months ended April 4, 2025, the Company did not make any adjustments to the consideration paid for Alpha, and as a result, there were no adjustments to the purchase price allocation for the three months ended April 4, 2025.

Acquisition related costs associated with Alpha are included in other general and administrative expenses in the consolidated statements of comprehensive income and were not material for the three months ended April 4, 2025.

During the three months ended April 4, 2025, the acquisition of Alpha contributed $0.6 million in revenue and $0.2 million of income from operations.

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

The acquisition was accounted for as a business combination in accordance with ASC 805. Under ASC 805, the Company recorded the acquired assets and assumed liabilities at their estimated fair value with the excess allocated to goodwill. Goodwill represents the value the Company expects to achieve through the operational synergies, the expansion into new markets and Enica’s assembled workforce. The Company estimates that the entire $9.8 million of goodwill resulting from the acquisition will be tax deductible.

Consideration for the acquisition of Enica includes the following:

Enica
(in thousands)
Cash consideration	$12,211
Other working capital adjustments and holdbacks	—
Contingent consideration	4,060
Total consideration	$16,271

The following table summarizes the amounts for the acquired assets recorded at their estimated fair value as of the acquisition date:

Enica
(in thousands)
Current assets	$2,358
Non-current assets (1)	69
Right-of-use assets	652
Liabilities	(658)
Lease liability	(652)
Backlog	576
Customer relationships	3,892
Tradename	187
Goodwill	9,847
Net assets acquired	$16,271

(1)	Excluded from non-current assets are right-of-use assets, backlog, customer relationships, tradename, and goodwill.

During the three months ended April 4, 2025, the Company did not make any adjustments to the consideration paid for Enica, and as a result, there were no adjustments to the purchase price allocation for the three months ended April 4, 2025.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

There were $0.1 million in acquisition related costs associated with Enica included in other general and administrative expenses in the condensed consolidated statements of comprehensive income for the three months ended April 4, 2025.

During the three months ended April 4, 2025, the acquisition of Enica contributed $3.0 million in revenue and $0.7 million of income from operations.

The following unaudited pro forma financial information for the three months ended April 4, 2025 and March 29, 2024 assumes that the acquisitions of all the outstanding shares of APG and Alpha, and the acquisition of substantially all of the assets of Enica, occurred on the first day of the year prior to the year of acquisition:

	Three Months Ended
	April 4,	March 29,
	2025	2024

	(in thousands, except per share data)
Pro forma revenue	$156,257	$135,367

Pro forma income (loss) from operations	$6,785	$7,992
Pro forma net income (loss) (1)	$4,460	$4,901

Earnings (Loss) per share:
Basic	$0.31	$0.36
Diluted	$0.30	$0.35

Weighted average shares outstanding:
Basic	14,163	13,605
Diluted	14,628	13,910
(1)	Adjustments to pro forma net income include income from operations, amortization and interest expenses.

This pro forma supplemental information does not purport to be indicative of what the Company’s operating results would have been had these acquisitions occurred on the first day of the year prior to the year of acquisition and may not be indicative of future operating results.

During the three months ended April 4, 2025, the acquisitions of APG, Alpha and Enica contributed $6.0 million in revenue and $1.1 million of income from operations.

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

Amended and Restated Credit Agreement

On May 5, 2025 (the “Closing Date”), the Company entered into the Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) with BMO, Inc. as administrative agent (the “Administrative Agent”) and the lenders party thereto, which amended and restated the Company’s prior Credit Agreement, dated September 29, 2023. The Amended and Restated Credit Agreement, (A) increased the borrowing limit under the Revolving Credit Facility to $100.0 million, (B) reduced the Term Loan A (“TLA”) commitment to $50.0 million, (C) provided a new $50.0 million Delayed Draw Term Loan (the “Delayed Draw Term Loan”, and together with the Revolving Credit Facility and TLA, the “Credit Facilities”), and (D) extended the maturity date of the Credit Facilities to May 5, 2030. The Company may also request lenders to add incremental term loans or increase the aggregate commitment under the Revolving Credit Facility by an aggregate amount of (i) up to $75.0 million or (ii) 1.0x the Company’s last twelve months (“LTM”) Adjusted EBITDA (as calculated pursuant to the Amended and Restated Credit Agreement), subject to meeting certain conditions, and only if the lenders agree to provide such additional term loans or revolving commitments.

Pursuant to the Amended and Restated Credit Agreement, borrowings under the Credit Facilities bear interest at either a Base Rate (as defined in the Credit Agreement) or the adjusted Secured Overnight Financing Rate (“SOFR”), at the Company’s option, and in each case, plus an applicable margin, which applicable margin ranges from 0.50% to 1.50% with respect to Base Rate borrowings and 1.50% to 2.50% with respect to SOFR borrowings, depending on the Company’s Total Net Leverage Ratio (as defined in the Credit Agreement); provided, that SOFR and the Base Rate cannot be less than 0.00%, with the specific pricing reset on each date on which the administrative agent receives the required financial statements under the Credit Agreement for the fiscal quarter then ended. The Company must also pay a commitment fee for the unused portion of the Revolving Credit Facility, which ranges from 0.15% to 0.35% per annum depending on the Company’s Total Net Leverage Ratio, and fees on the face amount of any letters of credit outstanding under the Revolving Credit Facility, which range from 1.125% to 1.875% per annum, in each case, depending on the Company’s Total Net Leverage Ratio, as well as customary fronting fees payable to BMO as letter of credit issuer. In connection with the closing of the Credit Facilities, the Company paid certain other fees and expenses.

The TLA will amortize quarterly in an amount equal to 5.0% per annum beginning with the first full fiscal quarter ending after the Closing Date, with a final payment of all then remaining principal and interest due on the maturity date of May 5, 2030. Each borrowing under the Delayed Draw Term Loan will amortize in an amount equal to 5.0% per annum of the aggregate outstanding borrowings under the Delayed Draw Term Loan, beginning with the first full fiscal quarter ending after the initial borrowing date, with a final payment of all then remaining principal and interest due on the maturity date of May 5, 2030. The amounts outstanding under the Credit Facilities may be prepaid in whole or in part at any time without penalty (other than customary breakage costs).

Willdan Group, Inc. is the borrower under the Amended and Restated Credit Agreement and its obligations under the Amended and Restated Credit Agreement are guaranteed by its present and future domestic subsidiaries (other than inactive subsidiaries). In addition, subject to certain exceptions, all such obligations are secured by substantially all of the assets of the Company and the subsidiary guarantors (other than inactive subsidiaries).

The Credit Agreement requires compliance with financial covenants, including a maximum Net Leverage Ratio and a minimum Fixed Charge Coverage Ratio (as defined in the Credit Agreement). The Credit Agreement also contains customary restrictive covenants, including (i) restrictions on the incurrence of additional indebtedness and additional

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

liens on property, (ii) restrictions on permitted acquisitions and other investments and (iii) limitations on asset sales, mergers and acquisitions. Further, the Credit Agreement limits the Company’s payment of future dividends and distributions and share repurchases by the Company. Subject to certain exceptions, the borrowings under the Credit Agreement are also subject to mandatory prepayment from (a) any issuances of debt or equity securities, (b) any sale or disposition of assets, (c) insurance and condemnation proceeds, and (d) a percentage of Excess Cash Flow, as defined in the Agreement. The Credit Agreement includes customary events of default.

In connection with entering into the Amended and Restated Credit Agreement, the Company borrowed $38.4 million under the Revolving Credit Facility which it used to repay a portion of the TLA such that, on the Closing Date, the outstanding principal amount of the TLA was $50.0 million.

As of May 5, 2025, the Company had a fully drawn $50.0 million TLA with $50.0 million outstanding, a $100.0 million Revolving Credit Facility with $38.4 million outstanding and $1.6 million in letters of credit issued, and a $50.0 million Delayed Draw Term Loan with no borrowed amounts. The Company’s condensed consolidated balance sheet reflects the update in the classification of short-term and long-term notes payable arising out of the Amended and Restated Credit Agreement.

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

Results of Operations

First Quarter Overview

The following table sets forth, for the periods indicated, certain information derived from our condensed consolidated statements of comprehensive income(1):

	Three Months Ended
	April 4,		March 29,
	2025		2024		$ Change	% Change

	(in thousands, except percentages)

Contract revenue	$152,386	100.0%	$122,489	100.0%	$29,897	24.4%
Direct costs of contract revenue:
Salaries and wages	27,677	18.2	21,512	17.6	6,165	28.7
Subcontractor services and other direct costs	67,048	44.0	53,559	43.7	13,489	25.2
Total direct costs of contract revenue	94,725	62.2	75,071	61.3	19,654	26.2

Gross profit	57,661	37.8	47,418	38.7	10,243	21.6

General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	31,108	20.4	26,509	21.6	4,599	17.3
Facilities and facilities related	2,624	1.7	2,445	2.0	179	7.3
Stock-based compensation	2,426	1.6	1,390	1.1	1,036	74.5
Depreciation and amortization	4,440	2.9	3,592	2.9	848	23.6
Other	10,027	6.6	8,121	6.6	1,906	23.5
Total general and administrative expenses	50,625	33.2	42,057	34.3	8,568	20.4

Income (loss) from operations	7,036	4.6	5,361	4.4	1,675	31.2

Other income (expense):
Interest expense	(1,802)	(1.2)	(2,137)	(1.7)	335	(15.7)
Other, net	(41)	(0.0)	704	0.6	(745)	(105.8)
Total other income (expense)	(1,843)	(1.2)	(1,433)	(1.2)	(410)	28.6

Income (Loss) before income tax expense	5,193	3.4	3,928	3.2	1,265	32.2
Income tax expense (benefit)	506	0.3	986	0.8	(480)	(48.7)
Net income (loss)	$4,687	3.1	$2,942	2.4	$1,745	59.3

(1)	Percentages are expressed as a percentage of contract revenue and may not total due to rounding.

The following tables provides information about disaggregated revenue of our two segments, Energy and Engineering and Consulting, by contract type, client type and geographical region:

	Three months ended April 4, 2025
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$11,602	$18,060	$29,662
Unit-based	47,707	6,255	53,962
Fixed price	66,939	1,823	68,762
Total (1)	$126,248	$26,138	$152,386

Client Type
Commercial	$13,515	$1,811	$15,326
Government	48,324	24,272	72,596
Utilities (2)	64,409	55	64,464
Total (1)	$126,248	$26,138	$152,386

Geography (3)
Domestic	$126,248	$26,138	$152,386

	Three months ended March 29, 2024
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$8,537	$16,399	$24,936
Unit-based	46,957	4,511	51,468
Fixed price	45,252	833	46,085
Total (1)	$100,746	$21,743	$122,489

Client Type
Commercial	$7,203	$1,580	$8,783
Government	35,820	20,098	55,918
Utilities (2)	57,723	65	57,788
Total (1)	$100,746	$21,743	$122,489

Geography (3)
Domestic	$100,746	$21,743	$122,489

(1)	Amounts may not add to the totals due to rounding.
(2)	Includes the portion of revenue related to small business programs paid by the end user/customer.
(3)	Revenue from our foreign operations were not material for the three months ended April 4, 2025 and March 29, 2024.

Three Months Ended April 4, 2025 Compared to Three Months Ended March 29, 2024

Contract revenue. Consolidated contract revenue increased $29.9 million, or 24.4%, in the three months ended April 4, 2025, compared to the three months ended March 29, 2024, reflecting increased demand for our services in both our Energy segment and our Engineering and Consulting segment.

Contract revenue in our Energy segment increased $25.5 million, or 25.3%, in the three months ended April 4, 2025, compared to the three months ended March 29, 2024, primarily as a result of increased demand for energy efficiency and electrification services under utility programs, higher construction management revenues, higher planning and advisory consulting revenues, and the incremental revenues from our acquisitions of Enica Engineering, PLCC. (“Enica”) and Alternative Power Generation, Inc. (“APG”).

Contract revenue in our Engineering and Consulting segment increased $4.4 million, or 20.2%, in the three months ended April 4, 2025, compared to the three months ended March 29, 2024, primarily due to increased demand for services provided to our clients, combined with the incremental revenues from our acquisition of Alpha Inspections, Inc. (“Alpha”).

Direct costs of contract revenue. Direct costs of consolidated contract revenue increased $19.7 million, or 26.2%, for the three months ended April 4, 2025, compared to the three months ended March 29, 2024, primarily as a result of the increase and change of mix in contract revenues as described above. As a percentage of contract revenue, direct salaries and wages increased to 18.2% in the three months ended April 4, 2025 from 17.6% in the three months ended March 29, 2024, while subcontractor services and other direct costs was relatively flat for the three months ended April 4, 2025 compared to the three months ended March 29, 2024.

Direct costs of contract revenue in our Energy segment increased $17.7 million, or 27.1%, for the three months ended April 4, 2025, compared to the three months ended March 29, 2024. Direct costs of contract revenue for the Engineering and Consulting segment increased $2.0 million, or 20.0%, in the three months ended April 4, 2025, compared to the three months ended March 29, 2024.

Subcontractor services and other direct costs increased by $13.5 million, or 25.2%, in the three months ended April 4, 2025, compared to the three months ended March 29, 2024, primarily due to the increase in utility program revenues and construction management revenues, which utilize a higher percentage of material cost and installation subcontracting. Salaries and wages increased by $6.2 million, or 28.7%, in the three months ended April 4, 2025, compared to the three months ended March 29, 2024, primarily as a result of the increases in contract revenue as described above.

Gross Profit. Gross profit increased 21.6% to $57.7 million, or 37.8% gross margin, for the three months ended April 4, 2025, compared to gross profit of $47.4 million, or 38.7% gross margin, for the three months ended March 29, 2024. The decrease in our gross margin was primarily driven by changes in the mix of revenues as described above.

General and administrative expenses. General and administrative (“G&A”) expenses increased $8.6 million, or 20.4%, to $50.6 million in the three months ended April 4, 2025, compared to $42.1 million for the three months ended March 29, 2024. G&A expenses consisted of an increase of $7.0 million, or 21.9%, in the Energy segment combined with an increase of $1.4 million, or 15.5%, in the Engineering and Consulting segment, and an increase of $0.2 million, or 17.1%, in unallocated corporate expenses.

The overall increase in G&A expenses consisted of an increase of $4.6 million in salaries and wages, payroll taxes and employee benefits, an increase of $1.9 million in other general and administrative expenses, an increase of $1.0 million in stock-based compensation, and an increase of $0.8 million in depreciation and amortization. The increase in salaries and wages, payroll taxes and employee benefits was primarily due to an increase in incentive compensation, consistent with the improvement in operating profit, and higher fringe benefit costs. The increase in other general and administrative expenses was primarily due to increased professional service fees and computer-related expenses. The increase in stock-based compensation expenses was primarily related to new stock grants to current employees and executives at a higher stock price. The increase in depreciation and amortization was primarily related to higher amortization of intangible assets from recent acquisitions.

Income (loss) from operations. Operating income increased to $7.0 million for the three months ended April 4, 2025, compared to an operating income of $5.4 million for the three months ended March 29, 2024, as a result of the factors noted above.

Total other expense, net. Total other expense, net, increased $0.4 million, or 28.6%, for the three months ended April 4, 2025, compared to the three months ended March 29, 2024, primarily due to a one-time charge related to a facility lease modification, partially offset by lower interest expense resulting from the reduced interest rate spread derived from lower debt leverage levels under our credit facilities.

Income tax expense (benefit). We recorded an income tax expense of $0.5 million for the three months ended April 4, 2025, an effective tax rate of 9.8% on income before income tax expense, compared to an income tax expense of $1.0 million for the three months ended March 29, 2024, an effective tax rate of 25.1% on income before tax expense. The reduction in the effective tax rate resulted from increases in discrete items related to stock compensation deductions and additional energy-efficiency building deductions.

Net income (loss). Our net income was $4.7 million for the three months ended April 4, 2025, as compared to a net income of $2.9 million for the three months ended March 29, 2024. The increase in net income was primarily attributable to the increase in income from operations combined with the lower effective tax rate.

Liquidity and Capital Resources

	Three Months Ended
	April 4,	March 29,
	2025	2024
	(in thousands)
Net cash provided by (used in):
Operating activities	$3,311	$26,949
Investing activities	(34,764)	(1,952)
Financing activities	(4,341)	(1,469)
Net increase (decrease) in cash and cash equivalents	$(35,794)	$23,528

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

As of April 4, 2025, we had a fully drawn $100 million term loan with $87.5 million outstanding (the “Term Loan”, and collectively with the Revolving Credit Facility, the “Credit Facilities”), and a $50.0 million Revolving Credit Facility with no borrowed amounts and $1.6 million in letters of credit issued, each scheduled to mature on September 29, 2026. In addition, as of April 4, 2025, we had $38.4 million of unrestricted cash and cash equivalents. As of April 4, 2025, unhedged borrowings under our Credit Facilities, exclusive of the effects of upfront fees, undrawn fees and issuance cost amortization, bore interest at an annual rate of 6.4%.

On May 5, 2025 (the “Closing Date”), we entered into the Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement (A) increased the borrowing limit under the Revolving Credit Facility to $100.0 million, (B) reduced the Term Loan A (“TLA”) commitment to $50.0 million, (C) provided a new $50.0 million Delayed Draw Term Loan (the “Delayed Draw Term Loan,” and together with the Revolving Credit Facility and TLA, the “Credit Facilities”), and (D) extended the maturity date of the Credit Facilities to May 5, 2030. In connection with the Amended and Restated Credit Agreement, the Company borrowed $38.4 million under the Revolving Credit Facility which it used to repay a portion of the TLA such that, on the Closing Date, the outstanding principal amount of the TLA was $50.0 million. See Part I, Item 1, Note 6, “Debt Obligations”, Note 14, “Subsequent Events” of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, and Part II, Item 8, Note 5, “Debt Obligations”, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 27, 2024, for information regarding our indebtedness, including information about borrowings and repayments, principal repayment terms, interest rates, covenants, and other key terms of our outstanding indebtedness.

Cash Flows from Operating Activities

Cash flows provided by operating activities were $3.3 million for the three months ended April 4, 2025, as compared to cash flows provided by operating activities of $26.9 million for the three months ended March 29, 2024. Cash flows from operating activities primarily consists of net income, adjusted for non-cash charges, such as depreciation and amortization and stock-based compensation, plus or minus changes in current operating assets and liabilities. Cash flows provided by operating activities for the three months ended April 4, 2025, resulted primarily from the increase in earnings and working capital requirements. Cash flows provided by operating activities for the three months ended March 29, 2024, resulted primarily from the increase in earnings and lower working capital requirements due to a reduction in revenues from the three months ended December 29, 2023 to the three months ended March 29, 2024.

Cash Flows from Investing Activities

Cash flows used in investing activities were $34.8 million for the three months ended April 4, 2025, as compared to cash flows used in investing activities of $2.0 million for the three months ended March 29, 2024. Cash flows used in investing activities for the three months ended April 4, 2025 were primarily due to cash paid for acquisitions, combined with cash paid for the development of proprietary software and the purchase of computers and equipment. Cash flows used in investing activities for the three months ended March 29, 2024 were primarily due to cash paid for the development of software and the purchase of computers and equipment.

Cash Flows from Financing Activities

Cash flows used in financing activities were $4.3 million for the three months ended April 4, 2025, as compared to cash flows used in financing activities of $1.5 million for the three months ended March 29, 2024. Cash flows used in financing activities for the three months ended April 4, 2025 were primarily attributable to the $2.9 million cash used to pay withholding taxes on stock grants, the repayments of $2.5 million under our Term Loan, partially offset by $1.5 million of proceeds from sales of common stock under employee stock purchase plan. Cash flows used in financing activities for the three months ended March 29, 2024 were primarily attributable to the repayments of $1.9 million under our Term Loan, and $0.8 million cash used to pay withholding taxes on stock grants, partially offset by $1.4 million of proceeds from sales of common stock under employee stock purchase plan.

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

Contractual Obligations

The following table sets forth our known contractual obligations as of April 4, 2025:

		Less than			More than
Contractual Obligations	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
	(in thousands)
Debt (1)	$86,943	$2,500	$84,443	$—	$—
Interest payments on debt outstanding (2)	7,676	5,238	2,438	—	—
Operating leases	14,390	5,840	6,759	1,791	—
Finance leases	2,704	1,233	1,380	91	—
Total contractual cash obligations	$111,713	$14,811	$95,020	$1,882	$—
(1)	Debt includes $86.9 million outstanding on our Term Loan, net of issuance costs, and no borrowed amounts outstanding on our Revolving Credit Facility as of April 4, 2025. We have assumed no future borrowings or repayments (other than at maturity) for purposes of this table. Our Term Loan is scheduled to mature on September 29, 2026.
(2)	Borrowings under our Term Loan and Revolving Credit Facility bear interest at a variable rate. Future interest payments on our Credit Facility are estimated using floating rates in effect as of April 4, 2025.

We are obligated to pay earnout payments in connection with our acquisitions of Enica and APG. We are obligated to pay up to $6.0 million in cash if Enica exceeds certain financial targets during the two years after the Enica closing date of October 23, 2024 and are obligated to pay up to $18.0 million in cash if APG exceeds certain financial targets during the three years after the APG closing date of March 3, 2025. As of April 4, 2025, we had contingent consideration payable of $16.9 million related to the acquisitions of Enica and APG. For fiscal year 2024, our statement of operations includes $0.5 million of interest accretion (excluding fair value adjustments) related to the contingent consideration.

Outstanding Indebtedness

See Part I, Item 1, Note 6, “Debt Obligations”, Note 14, “Subsequent Events”, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, and Part II, Item 8, Note 5, “Debt Obligations”, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 27, 2024, for information regarding our indebtedness, including information about new borrowings and repayments, principal repayment terms, interest rates, covenants, and other key terms of our outstanding indebtedness.

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

Impact of Certain Federal Policies

Federal policies related to tariffs and renewable energy incentives have been subject to frequent and significant changes from executive orders issued by the new federal administration. While we have not experienced a material impact to our operating results or our outlook for future business, there can be no assurance that these measures will not impact our ability to procure cost-effective pricing of materials used in our projects at various building sites, or result in a reduction in demand for our services as a result of inflation, lead times, or other impacts that may derive from changes in the current administration’s executive orders.

Components of Revenue and Expense

Contract Revenue

We generally provide our services under contracts, purchase orders or retainer letters. The agreements we enter into with our clients typically incorporate one of three principal types of pricing provisions: time-and-materials, unit-based, and fixed price. Revenue on our time-and-materials and unit-based contracts are recognized as the work is performed in accordance with specific terms of the contract. As of April 4, 2025, 20% of our contracts are time-and-materials contracts, 35% are unit-based contracts, and 45% are fixed price contracts, compared to 20% are time-and-materials contracts, 42% are unit-based contracts, and 38% are fixed price contracts, as of March 29, 2024.

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

Our contracts come up for renewal periodically and at the time of renewal may be subject to renegotiation, which could impact the profitability of that contract. In addition, during the term of a contract, public agencies may request additional or revised services which may impact the economics of the transaction. Most of our contracts permit our clients, with prior notice, to terminate the contracts at any time without cause. While we have a large volume of contracts, the renewal, termination or modification of a contract, in particular contracts with Consolidated Edison, the Dormitory Authority-State of New York, the New York City Housing Authority, and utility programs associated with Los Angeles Department of Water and Power and Southern California Edison, may have a material effect on our consolidated operations.

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

There have been no material changes in our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for our fiscal year ended December 27, 2024. Please refer to Part II, Item 7 of our

Annual Report on Form 10-K for the fiscal year ended December 27, 2024 for a discussion of our critical accounting policies and estimates.

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

As of April 4, 2025, we had cash and cash equivalents of $38.4 million. This amount represents cash on hand in business checking accounts with BMO Bank, N.A. We do not engage in trading activities and do not participate in foreign currency transactions.

We are subject to interest rate risk in connection with our Term Loan and borrowings, if any, under our Revolving Credit Facility, each of which bears interest at variable rates. As of April 4, 2025, $87.5 million was outstanding under our Term Loan, and we had no borrowed amounts outstanding and $1.6 million in letters of credit were issued under our Revolving Credit Facility. Each of our Term Loan and Revolving Credit Facility mature on September 29, 2026 and are governed by our Credit Agreement.

On May 5, 2025 (the “Closing Date”), the Company entered into the Amended and Restated Credit Agreement with BMO, Inc. as administrative agent (the “Administrative Agent”) and the lenders party thereto, which amended and restated the Company's prior Credit Agreement, dated September 29, 2023.. The Amended and Restated Credit Agreement (A) increased the borrowing limit under the Revolving Credit Facility to $100.0 million, (B) reduced the TLA commitment to $50.0 million, (C) provided a new $50.0 million Delayed Draw Term Loan , and (D) extended the maturity date of the Credit Facilities to May 5, 2030. The Company may also request lenders to add incremental term loans or increase the aggregate commitment under the Revolving Credit Facility by an aggregate amount of (i) up to $75.0 million or (ii) 1.0x last twelve months (“LTM”) Adjusted EBITDA (as calculated pursuant to the Amended and Restated Credit Agreement), subject to meeting certain conditions, and only if the lenders agree to provide such additional term loans or revolving commitments.

Pursuant to the Amended and Restated Credit Agreement, (as described in Part I, Item 1, Note 14, “Subsequent Events”, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q), borrowings under the Credit Facilities bear interest at either a Base Rate (as defined in the Credit Agreement) or the adjusted Secured Overnight Financing Rate (“SOFR”), at the Company’s option, and in each case, plus an applicable margin, which applicable margin ranges from 0.50% to 1.50% with respect to Base Rate borrowings and 1.50% to 2.50% with respect to SOFR borrowings, depending on the Company’s Total Net Leverage Ratio (as defined in the Credit Agreement); provided, that SOFR and the Base Rate cannot be less than 0.00%, with the specific pricing reset on each date on which the Administrative Agent receives the required financial statements under the Credit Agreement for the fiscal quarter then ended. The Company must also pay a commitment fee for the unused portion of the Revolving Credit Facility, which ranges from 0.15% to 0.35% per annum depending on the Company’s Total Net Leverage Ratio, and fees on the face amount of any letters of credit outstanding under the Revolving Credit Facility, which range from 1.125% to 1.875% per annum, in each case, depending on the Company’s Total Net Leverage Ratio, as well as customary fronting fees payable to BMO as letter of credit issuer.

The TLA will amortize quarterly in an amount equal to 5.0% per annum beginning with the first fiscal quarter ending after the Closing Date, with a final payment of all then remaining principal and interest due on the maturity date of May 5, 2030. Each borrowing under the Delayed Draw Term Loan will amortize in an amount equal to 5.0% per annum of the aggregate outstanding borrowings under the Delayed Draw Term Loan, beginning with the first full fiscal quarter ending after the initial borrowing date, with a final payment of all then remaining principal and interest due on the maturity date of May 5, 2030. The amounts outstanding under the Credit Facilities may be prepaid in whole or in part at any time without penalty (other than customary breakage costs).

On November 30, 2023, we entered into an interest rate swap agreement for $50.0 million notional amount. The interest swap agreement was designated as a cash flow hedge to fix the variable interest rate on a portion of the outstanding principal amount under our Term Loan. The interest rate swap fixed rate is 4.77% and expires on September 29, 2026.

As of May 5, 2025, the Company had a fully drawn $50.0 million TLA with $50.0 million outstanding, a $100.0 million Revolving Credit Facility with $38.4 million outstanding and $1.6 million in letters of credit issued, and a $50.0 million Delayed Draw Term Loan with no borrowed amounts.

Based upon the amount of our outstanding indebtedness as of May 5, 2025, a one percentage point increase in the effective interest rate would change our annual interest expense by approximately $0.9 million in fiscal year 2025.

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

In connection with the preparation of this Quarterly Report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of April 4, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, as of April 4, 2025.

On October 23, 2024, January 31, 2025, and March 3, 2025, we completed the acquisition of Enica, Alpha, and APG, respectively. Prior to the acquisition, Enica, Alpha, and APG were privately-held companies and were not subject to the Sarbanes-Oxley Act of 2002, the rules and regulations of the SEC, or other corporate governance requirements applicable to public reporting companies. As part of our ongoing integration activities, we are continuing to incorporate our controls and procedures into Enica, Alpha, and APG, and, if needed, to augment our company-wide controls to reflect the risks that may be inherent in the acquisition of these privately-held companies.

Other than our integration of Enica, Alpha, and APG, there have been no changes in our internal control over financial reporting during the quarter ended April 4, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors

There are no material changes to the risk factors set forth in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 27, 2024.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the fiscal quarter ended April 4, 2025, we made the following repurchases of shares of our common stock from employees to satisfy tax withholding obligations incurred in connection with the vesting of restricted stock:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Programs
December 28, 2024 – January 31, 2025	—	—	—	—
February 1, 2025 – February 28, 2025	—	—	—	—
March 1, 2025 – April 4, 2025	69,033	41.78	—	—
TOTAL	69,033	$41.78	—	—

ITEM 3. Defaults upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

Rule 10b5-1

None.

Because we are filing this Quarterly Report within four business days after the triggering event, we are making the following disclosure under this “Item 5. Other Information” instead of filing a Current Report on Form 8-K under Item 1.01, Entry into a Material Definitive Agreement, and Item 2.03. Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.

Item 1.01 Entry into a Material Definitive Agreement

Amended and Restated Credit Agreement

On the Closing Date, the Company entered into the Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement (A) increased the borrowing limit under the Revolving Credit Facility to $100.0 million, (B) reduced the TLA commitment to $50.0 million, (C) provided a new $50.0 million Delayed Draw Term Loan, and (D) extended the maturity date of the Credit Facilities to May 5, 2030. The Company may also request lenders to add incremental term loans or increase the aggregate commitment under the Revolving Credit Facility by an aggregate amount of (i) up to $75.0 million or (ii) 1.0x the Company’s LTM Adjusted EBITDA (as calculated pursuant to the Amended and Restated Credit Agreement), subject to meeting certain conditions, and only if the lenders agree to provide such additional term loans or revolving commitments.

Pursuant to the Amended and Restated Credit Agreement, borrowings under the Credit Facilities bear interest at either a Base Rate (as defined in the Credit Agreement) or the adjusted Secured Overnight Financing Rate (“SOFR”), at the Company’s option, and in each case, plus an applicable margin, which applicable margin ranges from 0.50% to 1.50% with respect to Base Rate borrowings and 1.50% to 2.50% with respect to SOFR borrowings, depending on the Company’s Total Net Leverage Ratio (as defined in the Credit Agreement); provided, that SOFR and the Base Rate cannot be less than 0.00%, with the specific pricing reset on each date on which the Administrative Agent receives the required financial statements under the Credit Agreement for the fiscal quarter then ended. The Company must also pay a commitment fee for the unused portion of the Revolving Credit Facility, which ranges from 0.15% to 0.35% per annum depending on the Company’s Total Net Leverage Ratio, and fees on the face amount of any letters of credit outstanding under the Revolving Credit Facility, which range from 1.125% to 1.875% per annum, in each case, depending on the Company’s Total Net Leverage Ratio, as well as customary fronting fees payable to BMO as letter of credit issuer. In connection with the closing of the Credit Facilities, the Company paid certain other fees and expenses.

The TLA will amortize quarterly in an amount equal to 5.0% per annum beginning with the first fiscal quarter ending after the Closing Date, with a final payment of all then remaining principal and interest due on the maturity date of May 5, 2030. Each borrowing under the Delayed Draw Term Loan will amortize in an amount equal to 5.0% per annum of the aggregate outstanding borrowings under the Delayed Draw Term Loan, beginning with the first fiscal quarter ending after the initial borrowing date, with a final payment of all then remaining principal and interest due on the maturity date of May 5, 2030. The amounts outstanding under the Credit Facilities may be prepaid in whole or in part at any time without penalty (other than customary breakage costs).

Willdan Group, Inc. is the borrower under the Amended and Restated Credit Agreement and its obligations under the Amended and Restated Credit Agreement are guaranteed by its present and future domestic subsidiaries (other than inactive subsidiaries). In addition, subject to certain exceptions, all such obligations are secured by substantially all of the assets of the Company and the subsidiary guarantors (other than inactive subsidiaries).

The Credit Agreement requires compliance with financial covenants, including a maximum Net Leverage Ratio and a minimum Fixed Charge Coverage Ratio (as defined in the Credit Agreement). The Credit Agreement also contains customary restrictive covenants, including (i) restrictions on the incurrence of additional indebtedness and additional liens on property, (ii) restrictions on permitted acquisitions and other investments and (iii) limitations on asset sales, mergers and acquisitions. Further, the Credit Agreement limits the Company’s payment of future dividends and distributions and share repurchases by the Company. Subject to certain exceptions, the borrowings under the Credit Agreement are also subject to mandatory prepayment from (a) any issuances of debt or equity securities, (b) any sale or disposition of assets, (c) insurance and condemnation proceeds, and (d) a percentage of Excess Cash Flow, as defined in the Agreement. The Credit Agreement includes customary events of default.

As of May 5, 2025, the Company had a fully drawn $50.0 million TLA with $50.0 million outstanding, a $100.0 million Revolving Credit Facility with $38.4 million outstanding and $1.6 million in letters of credit issued, and a $50.0 million Delayed Draw Term Loan with no borrowed amounts. The Company’s condensed consolidated balance sheet reflects the update in the classification of short-term and long-term notes payable arising out of the Amended and Restated Credit Agreement.

Item 2.03. Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.

The information set forth above under Item 1.01 of this Current Report on Form 8-K is hereby incorporated by reference in this Item 2.03.

ITEM 6. Exhibits

Exhibit Number	Exhibit Description
2.1*‡	Stock Purchase Agreement, dated as of March 3, 2025, by and among Willdan Group, Inc., Willdan Energy Solutions, Inc. and each of the stockholders of APG.
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

10.1*

Amended and Restated Credit Agreement, dated as of May 5, 2025, by and among Willdan Group, Inc., as Borrower, the Guarantors (as defined therein), the Lenders (as defined therein), BMO Bank N.A., as Joint Lead Arranger, Joint Book Runner and Administrative Agent, Bank of America, N.A. as Joint Book Runner and Syndication Agent and J.P. Morgan, N.A., as Joint Lead Arranger, Joint Book Runner and Syndication Agent.

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
‡

Portions of the referenced exhibit have been omitted pursuant to Item 601(b) of Regulation S-K because it (i) is not material and (ii) is the type of information the Company customarily treats as private or confidential.

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
May 8, 2025