Form 10-Q
period 2025-07-04
Willdan Group, Inc.
filed 2025-08-08
CIK 1370450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2025

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

As of August 6, 2025, there were 14,665,087 shares of common stock, $0.01 par value per share, of Willdan Group, Inc. issued and outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(Unaudited)

	July 4,	December 27,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$32,348	$74,158
Restricted cash	—	—
Accounts receivable, net of allowance for doubtful accounts of $456 and $1,313 at July 4, 2025 and December 27, 2024, respectively	55,416	65,557
Contract assets	107,055	88,528
Other receivables	4,648	2,302
Prepaid expenses and other current assets	6,355	4,979
Total current assets	205,822	235,524
Equipment and leasehold improvements, net	30,901	29,534
Goodwill	182,376	140,991
Right-of-use assets	11,044	14,035
Other intangible assets, net	34,119	29,414
Other assets	2,911	2,019
Deferred income taxes, net	17,678	13,346
Total assets	$484,851	$464,863
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$42,455	$33,766
Accrued liabilities	59,651	62,776
Contingent consideration payable	8,500	2,500
Contract liabilities	23,418	21,556
Notes payable	2,500	10,137
Finance lease obligations	1,259	1,138
Lease liability	5,723	5,804
Total current liabilities	143,506	137,677
Contingent consideration payable	9,007	1,713
Notes payable, less current portion	57,179	79,350
Finance lease obligations, less current portion	1,376	1,379
Lease liability, less current portion	7,474	9,939
Other noncurrent liabilities	374	462
Total liabilities	218,916	230,520

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 40,000 shares authorized; 14,611 and 14,169 shares issued and outstanding at July 4, 2025 and December 27, 2024, respectively	146	142
Additional paid-in capital	208,830	197,368
Accumulated other comprehensive income (loss)	(311)	(314)
Retained earnings	57,270	37,147
Total stockholders’ equity	265,935	234,343
Total liabilities and stockholders’ equity	$484,851	$464,863

See accompanying notes to Condensed Consolidated Financial Statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2025	2024	2025	2024
Contract revenue	$173,473	$140,996	$325,859	$263,485

Direct costs of contract revenue (inclusive of directly related depreciation and amortization):
Salaries and wages	26,643	23,647	54,320	45,159
Subcontractor services and other direct costs	78,505	68,545	145,553	122,104
Total direct costs of contract revenue	105,148	92,192	199,873	167,263

Gross profit	68,325	48,804	125,986	96,222

General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	32,576	26,064	63,684	52,573
Facilities and facility related	2,369	2,405	4,993	4,850
Stock-based compensation	3,182	1,945	5,608	3,335
Depreciation and amortization	5,504	3,629	9,944	7,221
Other	12,878	8,313	22,905	16,434
Total general and administrative expenses	56,509	42,356	107,134	84,413

Income (Loss) from operations	11,816	6,448	18,852	11,809

Other income (expense):
Interest expense, net	(2,186)	(1,960)	(3,988)	(4,097)
Other, net	551	826	510	1,530
Total other expense, net	(1,635)	(1,134)	(3,478)	(2,567)

Income (Loss) before income taxes	10,181	5,314	15,374	9,242
Income tax (benefit) expense	(5,255)	720	(4,749)	1,706
Net income (loss)	15,436	4,594	20,123	7,536

Other comprehensive income (loss):
Unrealized gain (loss) on derivative contracts, net of tax	188	101	3	535
Comprehensive income (loss)	$15,624	$4,695	$20,126	$8,071

Earnings (Loss) per share:
Basic	$1.07	$0.33	$1.41	$0.55
Diluted	$1.03	$0.33	$1.36	$0.54

Weighted-average shares outstanding:
Basic	14,444	13,725	14,298	13,665
Diluted	14,917	14,074	14,778	14,001

See accompanying notes to Condensed Consolidated Financial Statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Earnings	Total
Balance at December 27, 2024	14,169	$142	$197,368	$(314)	$37,147	$234,343
Shares of common stock issued in connection with employee stock purchase plan	60	—	1,485	—	—	1,485
Shares of common stock issued in connection with incentive stock plan	5	—	81	—	—	81
Shares used to pay taxes on stock grants	(69)	(1)	(2,877)	—	—	(2,878)
Issuance of restricted stock award and units	155	2	(2)	—	—	—
Stock issued to acquire businesses	177	2	5,555	—	—	5,557
Stock-based compensation expense	—	—	2,426	—	—	2,426
Net income (loss)	—	—	—	—	4,687	4,687
Net unrealized gain (loss) on derivative contracts	—	—	—	(185)	—	(185)
Balance at April 4, 2025	14,497	$145	$204,036	$(499)	$41,834	$245,516
Shares of common stock issued in connection with incentive stock plan	106	1	1,827	—	—	1,828
Shares used to pay taxes on stock grants	(4)	—	(215)	—	—	(215)
Issuance of restricted stock award and units	12	—	—	—	—	—
Stock-based compensation expense	—	—	3,182	—	—	3,182
Net income (loss)	—	—	—	—	15,436	15,436
Net unrealized gain (loss) on derivative contracts	—	—	—	188	—	188
Balance at July 4, 2025	14,611	$146	$208,830	$(311)	$57,270	$265,935

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Earnings	Total
Balance at December 29, 2023	13,682	$137	$185,795	$(664)	$14,577	$199,845
Shares of common stock issued in connection with employee stock purchase plan	86	1	1,401	—	—	1,402
Shares of common stock issued in connection with incentive stock plan	19	—	281	—	—	281
Shares used to pay taxes on stock grants	(32)	(1)	(778)	—	—	(779)
Issuance of restricted stock award and units	62	1	(1)	—	—	—
Stock-based compensation expense	—	—	1,390	—	—	1,390
Net income (loss)	—	—	—	—	2,942	2,942
Net unrealized gain (loss) on derivative contracts	—	—	—	434	—	434
Balance at March 29, 2024	13,817	$138	$188,088	$(230)	$17,519	$205,515
Shares of common stock issued in connection with incentive stock plan	86	1	855	—	—	856
Shares used to pay taxes on stock grants	—	—	(6)	—	—	(6)
Issuance of restricted stock award and units	13	—	—	—	—	—
Stock-based compensation expense	—	—	1,945	—	—	1,945
Net income (loss)	—	—	—	—	4,594	4,594
Net unrealized gain (loss) on derivative contracts	—	—	—	101	—	101
Balance at June 28, 2024	13,916	$139	$190,882	$(129)	$22,113	$213,005

See accompanying notes to Condensed Consolidated Financial Statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended
	July 4,	June 28,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$20,123	$7,536
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	9,944	7,221
Other non-cash items	657	185
Deferred income taxes, net	(4,332)	1,089
(Gain) loss on sale/disposal of equipment	(23)	(17)
Provision for doubtful accounts	279	144
Stock-based compensation	5,608	3,335
Accretion and fair value adjustments of contingent consideration	1,254	—
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts receivable	16,898	7,548
Contract assets	(18,062)	6,013
Other receivables	(2,346)	951
Prepaid expenses and other current assets	(1,376)	(2,220)
Other assets	(888)	1,971
Accounts payable	4,569	(1,276)
Accrued liabilities	(1,662)	(8,874)
Contract liabilities	(2,364)	4,281
Right-of-use assets	445	(49)
Net cash (used in) provided by operating activities	28,724	27,838
Cash flows from investing activities:
Purchase of equipment, software, and leasehold improvements	(4,517)	(4,125)
Proceeds from sale of equipment	28	23
Cash paid for acquisitions, net of cash acquired	(35,140)	—
Net cash (used in) provided by investing activities	(39,629)	(4,102)
Cash flows from financing activities:
Payments on notes payable	(137)	(172)
Payments on debt issuance costs	(332)	—
Payments made to retire prior credit agreement	(90,000)	—
Borrowing to fund new credit agreement	88,414	—
Principal payments on outstanding debt	(28,414)	(3,750)
Principal payments on finance leases	(737)	(698)
Proceeds from stock option exercise	1,909	1,137
Proceeds from sales of common stock under employee stock purchase plan	1,485	1,402
Cash used to pay taxes on stock grants	(3,093)	(785)
Net cash (used in) provided by financing activities	(30,905)	(2,866)
Net increase (decrease) in cash, cash equivalents and restricted cash	(41,810)	20,870
Cash, cash equivalents and restricted cash at beginning of period	74,158	23,397
Cash, cash equivalents and restricted cash at end of period	$32,348	$44,267
Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$3,915	$3,983
Income taxes	2,471	551
Supplemental disclosures of noncash investing and financing activities:
Issuance of common stock related to business acquisitions	$5,557	$—
Contingent consideration related to business acquisitions	12,040	—
Equipment acquired under finance leases	855	556

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

2. RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements Recently Issued

In May 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2025-03, “Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity” (“ASU 2025-03”). ASU 2025-03 requires an entity involved in an acquisition transaction effected primarily by exchanging equity interests when the legal acquiree is a Variable Interest Entity (“VIE”) that meets the definition of a business to consider the factors in paragraphs 805-10-55-12 through 55-15 to determine which entity is the accounting acquirer, rather than defaulting to the conclusion that the primary beneficiary is always the acquirer. The amendments are effective for the annual reporting periods beginning after December 15, 2026, and interim periods within those fiscal year reporting periods beginning after December 15, 2026, with early adoption permitted. The Company does not believe the amendments in ASU 2023-06 will have a material impact on any of the Company’s current disclosures.

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

Retainage, included in contract assets, represents amounts withheld from billings to the Company’s clients pursuant to provisions in the contracts and may not be paid to the Company until specific tasks are completed or the project is completed and, in some instances, for even longer periods. As of July 4, 2025 and December 27, 2024, contract assets included retainage of $24.3 million and $22.0 million, respectively.

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
(Unaudited)

4. SUPPLEMENTAL FINANCIAL STATEMENT DATA

Restricted Cash

The following table provides a reconciliation of cash and cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows:

	July 4,	December 27,
	2025	2024
	(in thousands)
Cash and cash equivalents	$32,348	$74,158
Restricted cash	—	—
Total cash, cash equivalents, and restricted cash shown in the consolidated statement of cash flows	$32,348	$74,158

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

Equipment and Leasehold Improvements

	July 4,	December 27,
	2025	2024
	(in thousands)
Furniture and fixtures	$4,588	$4,594
Computer hardware and software	56,164	51,904
Leasehold improvements	3,913	3,804
Equipment under finance leases	7,231	7,052
Automobiles, trucks, and field equipment	3,733	3,608
Subtotal	75,629	70,962
Accumulated depreciation and amortization	(44,728)	(41,428)
Equipment and leasehold improvements, net	$30,901	$29,534

Included in accumulated depreciation and amortization is $0.7 million and $1.5 million of amortization expense related to equipment held under finance leases for the six months ended July 4, 2025 and for fiscal year 2024, respectively.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Accrued Liabilities

	July 4,	December 27,
	2025	2024
	(in thousands)
Accrued subcontractor costs	$30,594	$33,061
Accrued bonuses	15,703	18,277
Employee withholdings	5,031	3,664
Compensation and payroll taxes	4,899	3,564
Rebate and other	—	360
Accrued accounting costs and taxes	3,424	3,850
Total accrued liabilities	$59,651	$62,776

Goodwill

	December 27,	Additional	Additions /	July 4,
	2024	Purchase Cost	Adjustments	2025
	(in thousands)
Reporting Unit:
Energy	$139,222	$33,506	$—	$172,728
Engineering and Consulting	1,769	7,879	—	9,648
	$140,991	$41,385	$—	$182,376

The Company tests its goodwill at least annually for possible impairment. The Company completes its annual testing of goodwill as of the last day of the first month of its fourth fiscal quarter each year to determine whether there is a potential impairment. In addition to the Company’s annual test, it regularly evaluates whether events and circumstances have occurred that may indicate a potential impairment of goodwill. The Company evaluated the current economic environment and noted that it does not believe it is more likely than not that goodwill was impaired as of July 4, 2025.

Intangible Assets

	July 4, 2025		December 27, 2024
	Gross	Accumulated	Gross	Accumulated	Amortization
	Amount	Amortization	Amount	Amortization	Period
	(in thousands)				(in years)
Finite:
Backlog	$11,804	$8,924	$8,882	$8,350	1.0
Tradename	18,080	14,809	16,123	13,196	2.5	-	6.0
Non-compete agreements	1,613	1,512	1,613	1,488	4.0	-	5.0
Developed technology	15,810	15,615	15,810	15,286	8.0
Customer relationships	67,766	40,094	62,041	36,735	5.0	-	12.0
Total intangible assets	$115,073	$80,954	$104,469	$75,055

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

On November 30, 2023, the Company entered into an interest rate swap agreement that the Company designated as cash flow hedge to fix the variable interest rate on a portion of the Company’s Term Loan (see Note 6, “Debt Obligations” for information regarding our indebtedness). The interest rate swap agreement has a total notional amount of $50.0 million, has a fixed annual interest rate of 4.77%, and expires on September 29, 2026. As of July 4, 2025, the effective portion of the Company’s interest rate swap agreement designated as a cash flow hedge before tax effects was $(0.3) million, of which no amounts were reclassified from accumulated other comprehensive income (loss) to interest expense in the six months ended July 4, 2025. The Company expects to reclassify $0.3 million from accumulated other comprehensive income (loss) to interest expense within the next twelve months.

The fair values of the Company’s outstanding derivatives designated as hedging instruments were as follows:

		Fair Value of Derivative
		Instruments as of
	Balance Sheet Location	July 4, 2025	December 27, 2024
		(in thousands)
Interest rate swap agreement	Accrued liabilities	$(281)	$(198)
Interest rate swap agreement	Other noncurrent liabilities	(112)	(200)

The impact of the effective portions of derivative instruments in cash flow hedging relationships and fair value relationships on other comprehensive income (loss) was $0.2 million for the three months ended July 4, 2025 and was immaterial to the Company’s condensed consolidated financial statements for the six months ended July 4, 2025.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The accumulated balances and reporting period activities for the periods below related to reclassifications out of accumulated other comprehensive income (loss) are summarized as follows:

	Gain (Loss) on	Accumulated Other
	Derivative Instruments	Comprehensive Income (Loss)
	(in thousands)
Balances at December 27, 2024	$(314)	$(314)
Other comprehensive income (loss) before reclassifications	(234)	(234)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—
Income tax benefit (expense) related to derivative instruments	49	49
Net current-period other comprehensive income (loss)	(185)	(185)
Balances at April 4, 2025	$(499)	$(499)
Other comprehensive income (loss) before reclassifications	238	238
Amounts reclassified from accumulated other comprehensive income (loss)	—	—
Income tax benefit (expense) related to derivative instruments	(50)	(50)
Net current-period other comprehensive income (loss)	188	188
Balances at July 4, 2025	$(311)	$(311)

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

6. DEBT OBLIGATIONS

Debt obligations, excluding obligations under finance leases (see Note 7, “Leases”, below), consisted of the following:

	July 4,	December 27,
	2025	2024
	(in thousands)
New Credit Agreement
Outstanding borrowings on Term Loan A	$50,000	$—
Outstanding borrowings on Revolving Credit Facility	10,000	—
Outstanding borrowings on Delayed Draw Term Loan	—	—
Prior Credit Agreement
Outstanding borrowings on Term Loan	—	90,000
Outstanding borrowings on Revolving Credit Facility	—	—
Other debt agreements	—	137
Total debt	60,000	90,137
Issuance costs and debt discounts	(321)	(650)
Subtotal	59,679	89,487
Less current portion of long-term debt	2,500	10,137
Long-term debt portion	$57,179	$79,350

Prior Credit Agreement

On September 29, 2023 (the “Prior Credit Agreement Closing Date”), the Company and certain of its subsidiaries entered into a credit agreement (the “Prior Credit Agreement”) with a syndicate of financial institutions as lenders and BMO Bank, N.A. (“BMO”), as administrative agent (the “Administrative Agent”).

The Prior Credit Agreement provided for (i) a $100.0 million term loan (the “Term Loan”) and (ii) a $50.0 million revolving credit facility (the “Prior Revolving Credit Facility”, and collectively with the Term Loan, the “Prior Credit Facilities”), each maturing on September 29, 2026. The Company could also request lenders to add incremental term loans or increase the aggregate commitment under the Prior Revolving Credit Facility by an aggregate amount of up to $75.0 million, subject to meeting certain conditions, and only if the lenders agreed to provide such additional term loans or revolving commitments.

Borrowings under the Prior Credit Facilities bore interest at either a Base Rate (as defined in the Prior Credit Agreement) or the adjusted Secured Overnight Financing Rate (“SOFR”), at the Company’s option, and in each case, plus an applicable margin, which applicable margin ranged from 0.75% to 2.00% with respect to Base Rate borrowings and 1.75% to 3.00% with respect to SOFR borrowings, depending on the Company’s Total Net Leverage Ratio (as defined in the Prior Credit Agreement); provided, that SOFR and the Base Rate could not be less than 0.00%, with the specific pricing reset on each date on which the Administrative Agent received the required financial statements under the Prior Credit Agreement for the fiscal quarter then ended. The Company would also pay a commitment fee for the unused portion of the Prior Revolving Credit Facility, which ranged from 0.20% to 0.40% per annum depending on the Company’s Total Net Leverage Ratio, and fees on the face amount of any letters of credit outstanding under the Prior Revolving Credit Facility, which ranged from 1.3125% to 2.25% per annum, in each case, depending on the Company’s Total Net Leverage Ratio, as well as customary fronting fees payable to BMO as letter of credit issuer. In connection with the closing of the Prior Credit Facilities, the Company paid certain other fees and expenses.

The prior Term Loan amortized quarterly in an amount equal to (i) 7.5% per annum for the first year ending after the Prior Credit Agreement Closing Date and (ii) 10.0% per annum for the second and third years ending after the

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Prior Credit Agreement Closing Date, with a final payment of all then remaining principal and interest due on the maturity date of September 29, 2026. The amounts outstanding under the Prior Credit Facilities could be prepaid in whole or in part at any time without penalty (other than customary breakage costs).

Willdan Group, Inc. was the borrower under the Prior Credit Agreement and its obligations under the Prior Credit Agreement were guaranteed by its present and future domestic subsidiaries (other than inactive subsidiaries). In addition, subject to certain exceptions, all such obligations were secured by substantially all of the assets of Willdan Group, Inc. and the subsidiary guarantors (other than inactive subsidiaries).

The Prior Credit Agreement required compliance with financial covenants, including a maximum Net Leverage Ratio and a minimum Fixed Charge Coverage Ratio (as defined in the Prior Credit Agreement). The Prior Credit Agreement also contained customary restrictive covenants, including (i) restrictions on the incurrence of additional indebtedness and additional liens on property, (ii) restrictions on permitted acquisitions and other investments and (iii) limitations on asset sales, mergers and acquisitions. Further, the Prior Credit Agreement limited the Company’s payment of future dividends and distributions and share repurchases by the Company. Subject to certain exceptions, the borrowings under the Prior Credit Agreement were also subject to mandatory prepayment from (a) any issuances of debt or equity securities, (b) any sale or disposition of assets, (c) insurance and condemnation proceeds, and (d) a percentage of excess cash flow. The Prior Credit Agreement included customary events of default.

Amended and Restated Credit Agreement

On May 5, 2025 (the “Closing Date”), the Company entered into the Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) with BMO as Administrative Agent and the lenders party thereto, which amended and restated the Prior Credit Agreement. The Amended and Restated Credit Agreement, (A) increased the borrowing limit under the Prior Revolving Credit Facility to $100.0 million (as amended, the “Revolving Credit Facility”), (B) reduced the Term Loan A (“TLA”) commitment to $50.0 million, (C) provided a new $50.0 million Delayed Draw Term Loan (the “Delayed Draw Term Loan”, and together with the Revolving Credit Facility and TLA, the “Amended and Restated Credit Facilities”), and (D) extended the maturity date of the Amended and Restated Credit Facilities to May 5, 2030. The Company may also request lenders to add incremental term loans or increase the aggregate commitment under the Revolving Credit Facility by an aggregate amount of (i) up to $75.0 million or (ii) 1.0x the Company’s last twelve months (“LTM”) Adjusted EBITDA (as calculated pursuant to the Amended and Restated Credit Agreement), subject to meeting certain conditions, and only if the lenders agree to provide such additional term loans or revolving commitments.

Pursuant to the Amended and Restated Credit Agreement, borrowings under the Amended and Restated Credit Facilities bear interest at either a Base Rate (as defined in the Amended and Restated Credit Agreement) or the adjusted SOFR, at the Company’s option, and in each case, plus an applicable margin, which applicable margin ranges from 0.50% to 1.50% with respect to Base Rate borrowings and 1.50% to 2.50% with respect to SOFR borrowings, depending on the Company’s Total Net Leverage Ratio (as defined in the Amended and Restated Credit Agreement); provided, that SOFR and the Base Rate cannot be less than 0.00%, with the specific pricing reset on each date on which the Administrative Agent receives the required financial statements under the Credit Agreement for the fiscal quarter then ended. The Company must also pay a commitment fee for the unused portion of the Revolving Credit Facility, which ranges from 0.15% to 0.35% per annum depending on the Company’s Total Net Leverage Ratio, and fees on the face amount of any letters of credit outstanding under the Revolving Credit Facility, which range from 1.125% to 1.875% per annum, in each case, depending on the Company’s Total Net Leverage Ratio, as well as customary fronting fees payable to BMO as letter of credit issuer. In connection with the closing of the Amended and Restated Credit Facilities, the Company paid certain other fees and expenses.

The TLA will amortize quarterly in an amount equal to 5.0% per annum beginning with the first full fiscal quarter ending after the Amended and Restated Credit Agreement Closing Date, with a final payment of all then

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

remaining principal and interest due on the maturity date of May 5, 2030. Each borrowing under the Delayed Draw Term Loan will amortize in an amount equal to 5.0% per annum of the aggregate outstanding borrowings under the Delayed Draw Term Loan, beginning with the first full fiscal quarter ending after the initial borrowing date, with a final payment of all then remaining principal and interest due on the maturity date of May 5, 2030. The amounts outstanding under the Amended and Restated Credit Facilities may be prepaid in whole or in part at any time without penalty (other than customary breakage costs).

The TLA issuance costs are amortized to interest expense over the term of the TLA, and as of July 4, 2025, issuance costs of $0.3 million remained unamortized. The Revolving Credit Facility issuance costs of $0.7 million are included in assets in the accompanying Condensed Consolidated Balance Sheets.

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

The Amended and Restated Credit Agreement requires compliance with financial covenants, including a maximum Net Leverage Ratio and a minimum Fixed Charge Coverage Ratio (as defined in the Credit Agreement). The Amended and Restated Credit Agreement also contains customary restrictive covenants, including (i) restrictions on the incurrence of additional indebtedness and additional liens on property, (ii) restrictions on permitted acquisitions and other investments and (iii) limitations on asset sales, mergers and acquisitions. Further, the Amended and Restated Credit Agreement limits the Company’s payment of future dividends and distributions and share repurchases by the Company. Subject to certain exceptions, the borrowings under the Amended and Restated Credit Agreement are also subject to mandatory prepayment from (a) any issuances of debt or equity securities, (b) any sale or disposition of assets, (c) insurance and condemnation proceeds, and (d) a percentage of Excess Cash Flow, as defined in the Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement includes customary events of default.

As of July 4, 2025, the Company was in compliance with all these covenants contained in the Amended and Restated Credit Agreement. In addition, as of July 4, 2025, the Company’s composite interest rate, exclusive of the effects of upfront fees, undrawn fees and issuance cost amortization, was 6.2%.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

7. LEASES

The Company leases certain office facilities under long-term, non-cancellable operating leases that expire at various dates through 2030. In addition, the Company is obligated under finance leases for certain furniture and office equipment that expire at various dates through 2030.

From time to time, the Company enters into non-cancelable leases for some of its facility and equipment needs. These leases allow the Company to conserve cash by paying a monthly lease rental fee for the use of facilities and equipment rather than purchasing them. The Company’s leases typically have remaining terms ranging from one to eight years, some of which may include options to extend the leases for up to five years, and some of which may include options to terminate the leases within one year. Currently, all of the Company’s leases contain fixed payment terms. The Company may decide to cancel or terminate a lease before the end of its term, in which case the Company is typically liable to the lessor for the remaining lease payments under the term of the lease. Additionally, all of the Company’s month-to-month leases are cancelable by the Company or the lessor, at any time, and are not included in the Company’s right-of-use asset or lease liability. As of July 4, 2025, the Company had no leases with residual value guarantees. Typically, the Company has purchase options on the equipment underlying its long-term leases. The Company may exercise some of these purchase options when the need for equipment is on-going and the purchase option price is attractive. Nonperformance-related default covenants, cross-default provisions, subjective default provisions and material adverse change clauses contained in material lease agreements, if any, are also evaluated to determine whether those clauses affect lease classification in accordance with ASC Topic 842-10-25. Leases are accounted for as operating or financing leases, depending on the terms of the lease.

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

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following is a summary of the Company’s lease expense:

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Operating lease cost	$1,502	$1,530	$3,117	$3,057
Sublease Income	(14)	(14)	(28)	(28)
Finance lease cost:
Amortization of assets	363	367	722	722
Interest on lease liabilities	45	35	92	66
Total net lease cost	$1,896	$1,918	$3,903	$3,817

The following is a summary of lease information presented on the Company’s consolidated balance sheet:

	July 4,	December 27,
	2025	2024
	(in thousands)
Operating leases:
Right-of-use assets	$11,044	$14,035

Lease liability	$5,723	$5,804
Lease liability, less current portion	7,474	9,939
Total lease liabilities	$13,197	$15,743

Finance leases (included in equipment and leasehold improvements, net):
Equipment and leasehold improvements, net	$7,231	$7,052
Accumulated depreciation	(4,709)	(4,662)
Total equipment and leasehold improvements, net	$2,522	$2,390

Finance lease obligations	$1,259	$1,138
Finance lease obligations, less current portion	1,376	1,379
Total finance lease obligations	$2,635	$2,517

Weighted average remaining lease term (in years):
Operating Leases	2.69	3.03
Finance Leases	2.24	2.42

Weighted average discount rate:
Operating Leases	6.99%	6.97%
Finance Leases	6.63%	6.87%

Rent expense was $1.7 million and $3.5 million for the three and six months ended July 4, 2025 respectively, as compared to $1.8 million and $3.5 million for the three and six months ended June 28, 2024, respectively.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following is a summary of other information and supplemental cash flow information related to finance and operating leases:

	Six Months Ended
	July 4,	June 28,
	2025	2024
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$3,440	$3,139
Operating cash flow from finance leases	92	66
Financing cash flow from finance leases	737	698

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$408	$2,813

The following is a summary of the Company’s maturities of lease liabilities as of July 4, 2025:

	Operating	Finance
	(in thousands)
Fiscal year:
Remainder of 2025	$3,280	$748
2026	5,700	1,231
2027	3,132	696
2028	1,776	121
2029	759	31
2030 and thereafter	2	1
Total lease payments	14,649	2,828
Less: Imputed interest	(1,452)	(193)
Total lease obligations	13,197	2,635
Less: Current obligations	5,723	1,259
Noncurrent lease obligations	$7,474	$1,376

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

During the six months ended July 4, 2025 and June 28, 2024, the Company made matching contributions of $2.0 million and $1.7 million, respectively.

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

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The Company manages Genesys and has the power to direct the activities that most significantly impact Genesys’s performance, in addition to being obligated to absorb expected losses from Genesys. Accordingly, the Company is the primary beneficiary of Genesys and consolidates Genesys as a variable interest entity (“VIE”). In addition, the Company concluded there is no noncontrolling interest related to the consolidation of Genesys because the Company determined that (i) the shareholder of Genesys does not have more than a nominal amount of equity investment at risk, (ii) WES absorbs the expected losses of Genesys through its deferral of Genesys’s service fees owed to WES and the Company has, since entering into the administrative services agreement, had to continuously defer service fees for Genesys, and (iii) the Company believes Genesys will continue to have a shortfall on payment of its service fees for the foreseeable future, leaving no expected residual returns for the shareholder. As of July 4, 2025, the Company had one VIE — Genesys.

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

There were no intersegment sales during the three months ended July 4, 2025 and June 28, 2024. In addition, enterprise-wide service line contract revenue is not included as it is impracticable to report this information for each group of similar services.

		Engineering	Unallocated		Consolidated
	Energy	& Consulting	Corporate	Intersegment	Total (1)
	(in thousands)
Fiscal Three Months Ended July 4, 2025
Contract revenue	$146,749	$26,724	$-	$-	$173,473
Direct subcontractor services and other direct costs	76,794	1,711	-	-	78,505
Direct salaries and wages	16,176	10,467	-	-	26,643
Gross profit	53,779	14,546	-	-	68,325
Other indirect costs	35,878	9,353	5,774	-	51,005
EBITDA (2)	17,167	5,192	(4,488)	-	17,871
Interest expense, net	-	-	2,186	-	2,186
Depreciation and amortization	4,940	564	-	-	5,504
Segment profit (loss) before income tax expense	12,228	4,628	(6,675)	-	10,181
Income tax expense (benefit)	(5,861)	(2,759)	3,365	-	(5,255)
Net income (loss)	18,088	7,387	(10,039)	-	15,436
Segment assets (3)	385,271	41,207	81,503	(23,130)	484,851
Fiscal Six Months Ended July 4, 2025
Contract revenue	$272,997	$52,862	$-	$-	$325,859
Direct subcontractor services and other direct costs	142,874	2,679	-	-	145,553
Direct salaries and wages	32,717	21,603	-	-	54,320
Gross profit	97,406	28,580	-	-	125,986
Other indirect costs	70,426	19,629	7,135	-	97,190
EBITDA (2)	26,249	8,947	(5,890)	-	29,306
Interest expense, net	-	-	3,988	-	3,988
Depreciation and amortization	8,895	1,049	-	-	9,944
Segment profit (loss) before income tax expense	17,355	7,898	(9,879)	-	15,374
Income tax expense (benefit)	(5,361)	(2,440)	3,052	-	(4,749)
Net income (loss)	22,715	10,338	(12,930)	-	20,123
Segment assets (3)	385,271	41,207	81,503	(23,130)	484,851

(1)	Amounts may not add to the totals due to rounding.
(2)	“EBITDA” is defined as earnings before interest, taxes, depreciation and amortization.
(3)	Segment assets are presented net of intercompany receivables.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

		Engineering	Unallocated		Consolidated
	Energy	& Consulting	Corporate	Intersegment	Total (1)
	(in thousands)
Fiscal Three Months Ended June 28, 2024
Contract revenue	$117,852	$23,144	$-	$-	$140,996
Direct subcontractor services and other direct costs	67,556	989	-	-	68,545
Direct salaries and wages	13,885	9,762	-	-	23,647
Gross profit	36,411	12,393	-	-	48,804
Other indirect costs	28,002	9,004	1,721	-	38,727
EBITDA (2)	8,624	3,387	(1,108)	-	10,903
Interest expense, net	-	-	1,960	-	1,960
Depreciation and amortization	3,227	402	-	-	3,629
Segment profit (loss) before income tax expense	5,399	2,984	(3,069)	-	5,314
Income tax expense (benefit)	709	396	(385)	-	720
Net income (loss)	4,688	2,589	(2,683)	-	4,594
Segment assets (3)	328,031	30,989	85,399	(23,130)	421,289
Fiscal Six Months Ended June 28, 2024
Contract revenue	$218,598	$44,887	$-	$-	$263,485
Direct subcontractor services and other direct costs	120,210	1,894	-	-	122,104
Direct salaries and wages	26,218	18,941	-	-	45,159
Gross profit	72,170	24,052	-	-	96,222
Other indirect costs	56,341	17,961	2,890	-	77,192
EBITDA (2)	16,173	6,087	(1,700)	-	20,560
Interest expense, net	1	-	4,096	-	4,097
Depreciation and amortization	6,463	758	-	-	7,221
Segment profit (loss) before income tax expense	9,710	5,328	(5,796)	-	9,242
Income tax expense (benefit)	1,792	984	(1,070)	-	1,706
Net income (loss)	7,917	4,345	(4,726)	-	7,536
Segment assets (3)	328,031	30,989	85,399	(23,130)	421,289

(1)	Amounts may not add to the totals due to rounding.
(2)	“EBITDA” is defined as earnings before interest, taxes, depreciation and amortization.
(3)	Segment assets are presented net of intercompany receivables.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following tables provide information about disaggregated revenue by contract type, client type and geographical region:

	Three months ended July 4, 2025
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$11,733	$18,899	$30,632
Unit-based	58,250	6,487	64,737
Fixed price	76,766	1,338	78,104
Total (1)	$146,749	$26,724	$173,473

Client Type
Commercial	$18,093	$1,755	$19,848
Government	55,839	24,924	80,763
Utilities (2)	72,817	45	72,862
Total (1)	$146,749	$26,724	$173,473

Geography (3)
Domestic	$146,749	$26,724	$173,473

	Six months ended July 4, 2025
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$23,335	$36,959	$60,294
Unit-based	105,957	12,742	118,699
Fixed price	143,705	3,161	146,866
Total (1)	$272,997	$52,862	$325,859

Client Type
Commercial	$31,608	$3,566	$35,174
Government	104,163	49,196	153,359
Utilities (2)	137,226	100	137,326
Total (1)	$272,997	$52,862	$325,859

Geography (3)
Domestic	$272,997	$52,862	$325,859

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

	Three months ended June 28, 2024
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$8,700	$17,027	$25,727
Unit-based	47,578	4,871	52,449
Fixed price	61,574	1,246	62,820
Total (1)	$117,852	$23,144	$140,996

Client Type
Commercial	$8,691	$1,733	$10,424
Government	51,468	21,361	72,829
Utilities (2)	57,693	50	57,743
Total (1)	$117,852	$23,144	$140,996

Geography (3)
Domestic	$117,852	$23,144	$140,996

	Six months ended June 28, 2024
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$17,237	$33,426	$50,663
Unit-based	94,535	9,382	103,917
Fixed price	106,826	2,079	108,905
Total (1)	$218,598	$44,887	$263,485

Client Type
Commercial	$15,894	$3,313	$19,207
Government	87,288	41,459	128,747
Utilities (2)	115,416	115	115,531
Total (1)	$218,598	$44,887	$263,485

Geography (3)
Domestic	$218,598	$44,887	$263,485
(1)	Amounts may not add to the totals due to rounding.
(2)	Includes the portion of revenue related to small business programs paid by the end user/customer.
(3)	Revenue from the Company’s foreign operations was not material for the three and six months ended July 4, 2025 and June 28, 2024.

Geographical Information

Substantially all of the Company’s consolidated revenue was derived from its operations in the U.S. The Company operates through a network of offices spread across 22 U.S. states, the District of Columbia, the Commonwealth of Puerto Rico, and Canada. Revenues from the Company’s Puerto Rican and Canadian operations were not material for the three and six months ended July 4, 2025, nor for the three and six months ended June 28, 2024.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Customer Concentration

For the three and six months ended July 4, 2025, the Company’s top 10 customers accounted for 52.5%, and 52.6%, respectively, of the Company’s consolidated contract revenue. For the three and six months ended June 28, 2024, the Company’s top 10 customers accounted for 52.4%, and 49.8%, respectively, of the Company’s consolidated contract revenue.

For the three and six months ended July 4, 2025, the Company had individual customers that accounted for more than 10% of its consolidated contract revenue. For the three months ended July 4, 2025, the Company derived 26.3% of its consolidated contract revenue from two customers, Southern California Edison and Clark County School District. For the six months ended July 4, 2025, the Company derived 25.3% of its consolidated contract revenue from two customers, Southern California Edison and Clark County School District. For the three and six months ended June 28, 2024, the Company had no individual customers that accounted for more than 10% of its consolidated contract revenue.

On a segment basis, the Company reports customers that accounted for more than 10% of its segment contract revenues. For the three months ended July 4, 2025, the Company derived 31.1% of its Energy segment revenues from two customers, Southern California Edison and Clark County School District, and no single customer accounted for 10% or more of the Company’s Engineering and Consulting segment revenues. For the six months ended July 4, 2025, the Company derived 30.2% of its Energy segment revenues from two customers, Southern California Edison and Clark County School District, and no single customer accounted for 10% or more of the Company’s Engineering and Consulting segment revenues. For the three and six months ended June 28, 2024, no single customer accounted for 10% or more of its Energy segment revenues. For the three and six months ended June 28, 2024, no single customer accounted for 10% or more of its Engineering and Consulting segment revenues.

On a geographical basis, through the six months ended July 4, 2025, the Company’s largest clients are based in California, New York, and Nevada. For the three and six months ended July 4, 2025, services provided to clients in California accounted for 44.6% and 42.4%, respectively, of the Company’s consolidated contract revenue, services provided to clients in New York accounted for 18.4% and 20.0%, respectively, of the Company’s consolidated contract revenue, and services provided to clients in Nevada accounted for 11.1% and 12.4%, respectively, of the Company’s consolidated contract revenue. Through the six months ended June 28, 2024, the Company’s largest clients are based in California and New York. For the three and six months ended June 28, 2024, services provided to clients in California accounted for 44.3% and 43.9%, respectively, of the Company’s consolidated contract revenue, and services provided to clients in New York accounted for 23.7% and 25.3%, respectively, of the Company’s consolidated contract revenue.

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

At the end of fiscal year 2024, the Company’s total valuation allowance was $1.1 million, reflecting a $0.1 million release of the valuation allowance balance of $1.2 million from the end of fiscal year 2023 as a result of expected future utilization of deferred tax assets. As of July 4, 2025, the Company assessed all available positive and negative evidence available to determine whether, based on the weight of that evidence, there was a change in judgment related to the utilization of deferred tax assets in future years. The Company concluded that as of July 4, 2025, the valuation allowance for the Company’s deferred tax assets was appropriate in accordance with ASC 740. Consequently, there was no change to the valuation allowance during the three and six months ended July 4, 2025.

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

The Company recognizes the tax benefit from uncertain tax positions if it is more likely than not that the tax positions will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefit is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. During the three and six months ended July 4, 2025, and the three and six months ended June 28, 2024, the Company did not record a liability for uncertain tax positions.

Based on the Company’s estimates and determination of an effective tax rate for the year, the Company recorded an income tax benefit of $5.3 million and $4.7 million for the three and six months ended July 4, 2025, respectively, compared to an income tax expense of $0.7 million and $1.7 million for the three and six months ended June 28, 2024, respectively. During the three and six months ended July 4, 2025, the difference between the effective tax rate and the federal statutory rate was primarily attributable to state taxes, nondeductible executive compensation, deductions related to stock option exercises, research and development tax credits, and the commercial energy-efficiency building deduction. During the three and six months ended June 28, 2024, the difference between the effective tax rate and the federal statutory rate was primarily attributable to state taxes, non-deductible stock compensation, nondeductible executive compensation, research and development tax credits, and the commercial energy-efficiency building deduction.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law. The OBBBA makes permanent some key tax provisions for tax year 2025, including 100% bonus depreciation, immediate expensing of domestic research costs, and increased limitations for deducting business interest expense. In addition, the OBBBA includes key tax provisions that will take effect in future tax years, such as reduced deductions available for foreign derived income and the repeal of the energy-efficiency building deduction under Section 179D for property for which construction begins after June 30, 2026. ASC 740 requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. Accordingly, the effects of the OBBBA have been incorporated into the income tax provision computation for this period ended July 4, 2025 and the impact was not material to the condensed consolidated financial statements.

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

The following table sets forth the number of weighted-average common shares outstanding used to compute basic and diluted EPS:

	Three months ended		Six months ended
	July 4,	June 28,	July 4,	June 28,
	2025	2024	2025	2024
	(in thousands, except per share amounts)
Net income (loss)	$15,436	$4,594	$20,123	$7,536
Weighted-average common shares outstanding	14,444	13,725	14,298	13,665
Effect of dilutive stock options and restricted stock awards	473	349	480	336
Weighted-average common shares outstanding-diluted	14,917	14,074	14,778	14,001
Earnings (Loss) per share:
Basic	$1.07	$0.33	$1.41	$0.55
Diluted	$1.03	$0.33	$1.36	$0.54

For the three and six months ended July 4, 2025, the Company excluded 3,000 and 1,000 common shares subject to outstanding equity awards, respectively, from the calculation of diluted shares because their impact would have been anti-dilutive. For the three and six months ended June 28, 2024, the Company excluded 273,000 and 409,000 common shares subject to outstanding equity awards, respectively, from the calculation of diluted shares because their impact would have been anti-dilutive.

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

The Company used cash on hand and restricted common stock to fund the initial purchase price on the APG Closing Date.

The acquisition was accounted for as a business combination in accordance with ASC 805. Under ASC 805, the Company recorded the acquired assets and assumed liabilities at their estimated fair value with the excess allocated to goodwill. Goodwill represents the value the Company expects to achieve through the operational synergies, the expansion into new markets and APG’s assembled workforce. The Company estimates that the entire $33.5 million of goodwill resulting from the acquisition of APG will be tax deductible.

As of July 4, 2025, the purchase price allocation is preliminary and subject to change within the measurement period (not to exceed twelve months following the APG Closing Date). The areas of the purchase price allocation that are not yet finalized relate primarily to contingent consideration valuation, intangible assets, and goodwill.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The Company expects to continue to obtain information for the purpose of determining the fair value of the assets acquired on the APG Closing Date throughout the remainder of the measurement period. Accordingly, adjustments may be made as additional information is obtained about the facts and circumstances that existed as of the valuation date. Any adjustments will be recorded in the period in which they are identified. In addition, the Company engaged a third-party independent valuation specialist to assist in management’s determination of fair values of tangible and intangible assets acquired and liabilities assumed, including the determination of the fair value of the contingent consideration liability. The Company’s third-party independent valuation specialist determined the initial fair value of the contingent consideration liability utilizing a Monte Carlo valuation model, which involves a simulation of future revenues during the earn out-period using management’s best estimates, or a probability-weighted discounted cash flow analysis.

Preliminary consideration for the acquisition of APG includes the following:

APG
(in thousands)
Cash consideration	$20,830
Other working capital adjustments and holdbacks	-
Issuance of common stock	5,557
Contingent consideration	12,040
Total consideration	$38,427

The following table summarizes the amounts for the acquired assets recorded at their estimated fair value as of the acquisition date:

APG
(in thousands)
Current assets	$10,606
Non-current assets (1)	12
Liabilities	(12,549)
Non-current lease liability	(240)
Backlog	2,372
Customer relationships	3,313
Tradename	1,407
Goodwill	33,506
Net assets acquired	$38,427

(1)	Excluded from non-current assets are backlog, customer relationships, tradename, and goodwill.

During the six months ended July 4, 2025, the Company made adjustments, primarily related to other working capital adjustments and holdbacks, to the consideration paid for APG which resulted in an adjustment to the preliminary purchase price allocation of APG. The adjustments resulted in an aggregate increase of $8.6 million in the net carrying value of backlog and goodwill, and an aggregate decrease of $5.4 million in the net carrying value of customer relationships and tradename. The increase in the fair value of intangible assets resulted in no change in the amortization expense for the three and six months ended July 4, 2024.

For the three months ended July 4, 2025, there were no acquisition related costs associated with APG included in other general and administrative expenses in the condensed consolidated statements of comprehensive income. For the six months ended July 4, 2025, there were $0.2 million in acquisition related costs associated with APG included in other general and administrative expenses in the condensed consolidated statements of comprehensive income.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

During the three and six months ended July 4, 2025, the acquisition of APG contributed $7.3 million and $9.9 million in revenue and contributed $0.8 million and $0.9 million in income from operations.

Acquisition of Alpha Inspections, Inc.

On January 31, 2025 (the “Alpha Closing Date”), the Company, through its wholly owned subsidiary, Willdan Engineering, Inc., acquired all of the capital stock of Alpha Inspections, Inc. (“Alpha”), pursuant to the terms of the Stock Purchase Agreement, dated as of January 31, 2025 (the “Alpha Stock Purchase Agreement”), by and among the Company, Willdan Engineering, Inc., and the sole shareholder of Alpha Inspections, Inc. (the “Alpha Member”).

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

The acquisition was accounted for as a business combination in accordance with ASC 805. Under ASC 805, the Company recorded the acquired assets and assumed liabilities at their estimated fair value with the excess allocated to goodwill. Goodwill represents the value the Company expects to achieve through the operational synergies, the expansion into new markets and Alpha’s assembled workforce. The Company estimates that the entire $7.9 million of goodwill resulting from the acquisition of Alpha will be tax deductible.

As of July 4, 2025, the purchase price allocation is preliminary and subject to change. The preliminary purchase price allocation was based upon the Company’s estimates and assumptions are subject to change within the measurement period (not to exceed twelve months following the Alpha Closing Date). The areas of the purchase price allocation that are not yet finalized relate primarily to intangible assets and goodwill.

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

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Preliminary consideration for the acquisition of Alpha includes the following:

Alpha
(in thousands)
Cash consideration	$12,086
Other working capital adjustments and holdbacks	-
Total consideration	$12,086

 The following table summarizes the amounts for the acquired assets recorded at their estimated fair value as of the acquisition date:

Alpha
(in thousands)
Current assets	$1,135
Non-current assets (1)	34
Liabilities	(475)
Backlog	550
Customer relationships	2,413
Tradename	550
Goodwill	7,879
Net assets acquired	$12,086

(1)	Excluded from non-current assets are backlog, customer relationships, tradename, and goodwill.

During the six months ended July 4, 2025, the Company made adjustments, primarily related to other working capital adjustments and holdbacks, to the consideration paid for Alpha, which resulted in an adjustment to the preliminary purchase price allocation of Alpha. The adjustments resulted in an aggregate increase of $0.3 million in the net carrying value of liabilities and goodwill. The increase in the fair value of intangible assets resulted in no change in the amortization expense for the three and six months ended July 4, 2024.

For the three months ended July 4, 2025, there were no acquisition related costs associated with Alpha included in other general and administrative expenses in the condensed consolidated statements of comprehensive income. For the six months ended July 4, 2025, the acquisition related costs associated with Alpha included in other general and administrative expenses in the condensed consolidated statements of comprehensive income were not material.

During the three and six months ended July 4, 2025, the acquisition of Alpha contributed $0.9 million and $1.5 million in revenue, and contributed $0.5 million and $0.7 million in income from operations.

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

During the six months ended July 4, 2025, the Company did not make any adjustments to the consideration paid for Enica, and as a result, there were no adjustments to the purchase price allocation for the six months ended July 4, 2025.

For the three months ended July 4, 2025, there were no acquisition related costs associated with Enica included in other general and administrative expenses in the condensed consolidated statements of comprehensive income. For the six months ended July 4, 2025, there were $0.1 million in acquisition related costs associated with Enica included in other general and administrative expenses in the condensed consolidated statements of comprehensive income.

During the three and six months ended July 4, 2025, the acquisition of Enica contributed $2.9 million and $5.8 million in revenue, and contributed $0.7 million and $1.4 million in income from operations.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following unaudited pro forma financial information for the three and six months ended July 4, 2025 and June 28, 2024 assumes that the acquisitions of all the outstanding shares of APG and Alpha, and the acquisition of substantially all of the assets of Enica, occurred on the first day of the year prior to the year of acquisition:

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2025	2024	2025	2024
	(in thousands, except per share data)
	(Unaudited)
Pro forma revenue	$173,473	$153,771	$329,730	$289,138

Pro forma income (loss) from operations	$11,815	$8,708	$18,600	$16,700
Pro forma net income (loss) (1)	$15,434	$6,562	$19,793	$11,550

Earnings (Loss) per share:
Basic	$1.07	$0.48	$1.38	$0.85
Diluted	$1.03	$0.47	$1.34	$0.82

Weighted average shares outstanding:
Basic	14,444	13,725	14,298	13,665
Diluted	14,917	14,074	14,778	14,001
(1)	Adjustments to pro forma net income include income from operations, amortization and interest expenses.

This pro forma supplemental information does not purport to be indicative of what the Company’s operating results would have been had these acquisitions occurred on the first day of the year prior to the year of acquisition and may not be indicative of future operating results.

During the three and six months ended July 4, 2025, the acquisitions of APG, Alpha and Enica contributed $11.1 million and $17.2 million in revenue, and contributed $2.0 million and $3.0 million in income from operations.

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

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

14. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, Subsequent Events, the Company evaluates subsequent events up until the date the Condensed Consolidated Financial Statements are issued. As of August 7, 2025, there were no subsequent events required to be reported.

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

Results of Operations

Second Quarter and First Half Overview

The following table sets forth, for the periods indicated, certain information derived from our condensed consolidated statements of comprehensive income(1):

	Three Months Ended
	July 4,		June 28,
	2025		2024		$ Change	% Change

	(in thousands, except percentages)

Contract revenue	$173,473	100.0%	$140,996	100.0%	$32,477	23.0%
Direct costs of contract revenue:
Salaries and wages	26,643	15.4	23,647	16.8	2,996	12.7
Subcontractor services and other direct costs	78,505	45.3	68,545	48.6	9,960	14.5
Total direct costs of contract revenue	105,148	60.6	92,192	65.4	12,956	14.1

Gross profit	68,325	39.4	48,804	34.6	19,521	40.0

General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	32,576	18.8	26,064	18.5	6,512	25.0
Facilities and facilities related	2,369	1.4	2,405	1.7	(36)	(1.5)
Stock-based compensation	3,182	1.8	1,945	1.4	1,237	63.6
Depreciation and amortization	5,504	3.2	3,629	2.6	1,875	51.7
Other	12,878	7.4	8,313	5.9	4,565	54.9
Total general and administrative expenses	56,509	32.6	42,356	30.0	14,153	33.4

Income (loss) from operations	11,816	6.8	6,448	4.6	5,368	83.3

Other income (expense):
Interest expense	(2,186)	(1.3)	(1,960)	(1.4)	(226)	11.5
Other, net	551	0.3	826	0.6	(275)	(33.3)
Total other income (expense)	(1,635)	(0.9)	(1,134)	(0.8)	(501)	44.2

Income (Loss) before income tax expense	10,181	5.9	5,314	3.8	4,867	91.6
Income tax expense (benefit)	(5,255)	(3.0)	720	0.5	(5,975)	N/M
Net income (loss)	$15,436	8.9	$4,594	3.3	$10,842	236.0

(1)	Percentages are expressed as a percentage of contract revenue and may not total due to rounding.
(2)	N/M = Not meaningful.

	Six Months Ended
	July 4,		June 28,
	2025		2024		$ Change	% Change

	(in thousands, except percentages)

Contract revenue	$325,859	100.0%	$263,485	100.0%	$62,374	23.7%
Direct costs of contract revenue:
Salaries and wages	54,320	16.7	45,159	17.1	9,161	20.3
Subcontractor services and other direct costs	145,553	44.7	122,104	46.3	23,449	19.2
Total direct costs of contract revenue	199,873	61.3	167,263	63.5	32,610	19.5

Gross profit	125,986	38.7	96,222	36.5	29,764	30.9

General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	63,684	19.5	52,573	20.0	11,111	21.1
Facilities and facilities related	4,993	1.5	4,850	1.8	143	2.9
Stock-based compensation	5,608	1.7	3,335	1.3	2,273	68.2
Depreciation and amortization	9,944	3.1	7,221	2.7	2,723	37.7
Other	22,905	7.0	16,434	6.2	6,471	39.4
Total general and administrative expenses	107,134	32.9	84,413	32.0	22,721	26.9

Income (loss) from operations	18,852	5.8	11,809	4.5	7,043	59.6

Other income (expense):
Interest expense	(3,988)	(1.2)	(4,097)	(1.6)	109	(2.7)
Other, net	510	0.2	1,530	0.6	(1,020)	(66.7)
Total other income (expense)	(3,478)	(1.1)	(2,567)	(1.0)	(911)	35.5

Income (Loss) before income tax expense	15,374	4.7	9,242	3.5	6,132	66.3
Income tax expense (benefit)	(4,749)	(1.5)	1,706	0.6	(6,455)	N/M
Net income (loss)	$20,123	6.2	$7,536	2.9	$12,587	167.0

(1)	Percentages are expressed as a percentage of contract revenue and may not total due to rounding.
(2)	N/M = Not meaningful.

The following tables provide information about disaggregated revenue of our two segments, Energy and Engineering and Consulting, by contract type, client type and geographical region:

	Three months ended July 4, 2025
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$11,733	$18,899	$30,632
Unit-based	58,250	6,487	64,737
Fixed price	76,766	1,338	78,104
Total (1)	$146,749	$26,724	$173,473

Client Type
Commercial	$18,093	$1,755	$19,848
Government	55,839	24,924	80,763
Utilities (2)	72,817	45	72,862
Total (1)	$146,749	$26,724	$173,473

Geography (3)
Domestic	$146,749	$26,724	$173,473

	Six months ended July 4, 2025
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$23,335	$36,959	$60,294
Unit-based	105,957	12,742	118,699
Fixed price	143,705	3,161	146,866
Total (1)	$272,997	$52,862	$325,859

Client Type
Commercial	$31,608	$3,566	$35,174
Government	104,163	49,196	153,359
Utilities (2)	137,226	100	137,326
Total (1)	$272,997	$52,862	$325,859

Geography (3)
Domestic	$272,997	$52,862	$325,859

	Three months ended June 28, 2024
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$8,700	$17,027	$25,727
Unit-based	47,578	4,871	52,449
Fixed price	61,574	1,246	62,820
Total (1)	$117,852	$23,144	$140,996

Client Type
Commercial	$8,691	$1,733	$10,424
Government	51,468	21,361	72,829
Utilities (2)	57,693	50	57,743
Total (1)	$117,852	$23,144	$140,996

Geography (3)
Domestic	$117,852	$23,144	$140,996

	Six months ended June 28, 2024
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$17,237	$33,426	$50,663
Unit-based	94,535	9,382	103,917
Fixed price	106,826	2,079	108,905
Total (1)	$218,598	$44,887	$263,485

Client Type
Commercial	$15,894	$3,313	$19,207
Government	87,288	41,459	128,747
Utilities (2)	115,416	115	115,531
Total (1)	$218,598	$44,887	$263,485

Geography (3)
Domestic	$218,598	$44,887	$263,485

(1)	Amounts may not add to the totals due to rounding.
(2)	Includes the portion of revenue related to small business programs paid by the end user/customer.
(3)	Revenue from our foreign operations was not material for the three and six months ended July 4, 2025 and June 28, 2024.

Three Months Ended July 4, 2025 Compared to Three Months Ended June 28, 2024

Contract revenue. Consolidated contract revenue increased $32.5 million, or 23.0%, in the three months ended July 4, 2025, compared to the three months ended June 28, 2024, reflecting increased demand for our services in both our Energy segment and our Engineering and Consulting segment.

Contract revenue in our Energy segment increased $28.9 million, or 24.5%, in the three months ended July 4, 2025, compared to the three months ended June 28, 2024, primarily as a result of increased demand for energy efficiency and electrification services under utility programs, higher construction management revenues, higher planning and advisory consulting revenues, and the incremental revenues from our acquisitions of Enica Engineering, PLCC. (“Enica”) and Alternative Power Generation, Inc. (“APG”).

Contract revenue in our Engineering and Consulting segment increased $3.6 million, or 15.5%, in the three months ended July 4, 2025, compared to the three months ended June 28, 2024, primarily due to increased demand for services provided to our clients, combined with the incremental revenues from our acquisition of Alpha Inspections, Inc. (“Alpha”).

Direct costs of contract revenue. Direct costs of consolidated contract revenue increased $13.0 million, or 14.1%, for the three months ended July 4, 2025, compared to the three months ended June 28, 2024, primarily as a result of the increase and change of mix in contract revenues as described above. As a percentage of contract revenue, subcontractor services and other direct costs decreased to 45.3% in the three months ended July 4, 2025 from 48.6% in the three months ended June 28, 2024, while direct salaries and wages decreased to 15.4% in the three months ended July 4, 2025 from 16.8% in the three months ended June 28, 2024.

Direct costs of contract revenue in our Energy segment increased $11.6 million, or 14.2%, for the three months ended July 4, 2025, compared to the three months ended June 28, 2024. Direct costs of contract revenue for the Engineering and Consulting segment increased $1.4 million, or 13.3%, in the three months ended July 4, 2025, compared to the three months ended June 28, 2024.

Subcontractor services and other direct costs increased by $10.0 million, or 14.5%, in the three months ended July 4, 2025, compared to the three months ended June 28, 2024, primarily due to the increase in utility program revenues and construction management revenues, which utilize a higher percentage of material cost and installation subcontracting. Salaries and wages increased by $3.0 million, or 12.7%, in the three months ended July 4, 2025, compared to the three months ended June 28, 2024, primarily as a result of the increases in contract revenue as described above.

Gross Profit. Gross profit increased 40.0% to $68.3 million, or 39.4% gross margin, for the three months ended July 4, 2025, compared to gross profit of $48.8 million, or 34.6% gross margin, for the three months ended June 28, 2024. The increase in our gross margin was primarily driven by changes in the mix of revenues as described above.

General and administrative expenses. General and administrative (“G&A”) expenses increased $14.2 million, or 33.4%, to $56.5 million in the three months ended July 4, 2025, compared to $42.4 million for the three months ended June 28, 2024. G&A expenses consisted of an increase of $9.6 million, or 30.7%, in the Energy segment combined with an increase of $0.5 million, or 5.4%, in the Engineering and Consulting segment, and an increase of $4.1 million, or 235.4%, in unallocated corporate expenses.

The overall increase in G&A expenses consisted of an increase of $6.5 million in salaries and wages, payroll taxes and employee benefits, an increase of $4.6 million in other general and administrative expenses, an increase of $1.9 million in depreciation and amortization, and an increase of $1.2 million in stock-based compensation. The increase in salaries and wages, payroll taxes and employee benefits was primarily due to increased staffing from acquisitions, an increase in incentive compensation to support revenue growth, consistent with the improvement in operating profit, and higher fringe benefit costs consistent with the growth in direct and indirect labor costs. The increase in other general and administrative expenses was primarily due to increased professional service fees and computer-related expenses. The increase in depreciation and amortization was primarily related to higher amortization of intangible assets from recent acquisitions. The increase in stock-based compensation expenses was primarily related to new stock grants to current employees, executives, and Board of directors at a higher stock price.

Income (loss) from operations. Operating income increased 83.3% to $11.8 million for the three months ended July 4, 2025, compared to an operating income of $6.4 million for the three months ended June 28, 2024, as a result of the factors noted above.

Total other expense, net. Total other expense, net, increased $0.5 million, or 44.2%, for the three months ended July 4, 2025, compared to the three months ended June 28, 2024, primarily due to a one-time charge for unamortized debt issuance costs related to our prior credit facilities, partially offset by the lower interest expense resulting from the reduced interest rate spread derived from lower debt leverage levels under our credit facilities.

Income tax expense (benefit). We recorded an income tax benefit of $5.3 million for the three months ended July 4, 2025, an effective tax benefit rate of 51.6% on income before income tax expense, compared to an income tax expense of $0.7 million for the three months ended June 28, 2024, an effective tax expense rate of 13.5% on income before tax expense. The reduction in the effective tax rate resulted from increases in discrete items related to stock compensation deductions and additional energy-efficiency building deductions.

Net income (loss). Our net income was $15.4 million for the three months ended July 4, 2025, as compared to a net income of $4.6 million for the three months ended June 28, 2024. The increase in net income was primarily attributable to the increase in income from operations combined with the tax benefit.

Six Months Ended July 4, 2025 Compared to Six Months Ended June 28, 2024

Contract revenue. Consolidated contract revenue increased $62.4 million, or 23.7%, in the six months ended July 4, 2025, compared to the six months ended June 28, 2024, reflecting increased demand for our services in both our Energy segment and our Engineering and Consulting segment.

Contract revenue in our Energy segment increased $54.4 million, or 24.9%, in the six months ended July 4, 2025, compared to the six months ended June 28, 2024, primarily as a result of increased demand for energy efficiency and electrification services under utility programs, higher construction management revenues, higher planning and advisory consulting revenues, and the incremental revenues from our acquisitions of Enica and APG.

Contract revenue in our Engineering and Consulting segment increased $8.0 million, or 17.8%, in the six months ended July 4, 2025, compared to the six months ended June 28, 2024, primarily due to increased demand for services provided to our clients, combined with the incremental revenues from our acquisition of Alpha.

Direct costs of contract revenue. Direct costs of consolidated contract revenue increased $32.6 million, or 19.5%, for the six months ended July 4, 2025, compared to the six months ended June 28, 2024, primarily as a result of the increase and change of mix in contract revenues as described above. As a percentage of contract revenue, subcontractor services and other direct costs decreased to 44.7% in the six months ended July 4, 2025 from 46.3% in the six months ended June 28, 2024, while direct salaries and wages decreased to 16.7% in the six months ended July 4, 2025 from 17.1% in the six months ended June 28, 2024.

Direct costs of contract revenue in our Energy segment increased $29.2 million, or 19.9%, for the six months ended July 4, 2025, compared to the six months ended June 28, 2024. Direct costs of contract revenue for the Engineering and Consulting segment increased $3.4 million, or 16.5%, in the six months ended July 4, 2025, compared to the six months ended June 28, 2024.

Subcontractor services and other direct costs increased by $23.4 million, or 19.2%, in the six months ended July 4, 2025, compared to the six months ended June 28, 2024, primarily due to the increase in utility program revenues and construction management revenues, which utilize a higher percentage of material cost and installation subcontracting. Salaries and wages increased by $9.2 million, or 20.3%, in the six months ended July 4, 2025, compared to the six months ended June 28, 2024, primarily as a result of the increases in contract revenue as described above.

Gross Profit. Gross profit increased 30.9% to $126.0 million, or 38.7% gross margin, for the six months ended July 4, 2025, compared to gross profit of $96.2 million, or 36.5% gross margin, for the six months ended June 28, 2024. The increase in our gross margin was primarily driven by changes in the mix of revenues as described above.

General and administrative expenses. General and administrative (“G&A”) expenses increased $22.7 million, or 26.9%, to $107.1 million in the six months ended July 4, 2025, compared to $84.4 million for the six months ended June 28, 2024. G&A expenses consisted of an increase of $16.5 million, or 26.3%, in the Energy segment combined with an increase of $2.0 million, or 10.5%, in the Engineering and Consulting segment, and an increase of $4.2 million, or 146.9%, in unallocated corporate expenses.

The overall increase in G&A expenses consisted of an increase of $11.1 million in salaries and wages, payroll taxes and employee benefits, an increase of $6.5 million in other general and administrative expenses, an increase of $2.7 million in depreciation and amortization, and an increase of $2.3 million in stock-based compensation. The increase in salaries and wages, payroll taxes and employee benefits was primarily due to increased staffing from acquisitions, an increase in incentive compensation to support revenue growth, consistent with the improvement in operating profit, and higher fringe benefit costs consistent with the growth in direct and indirect labor costs. The increase in other general and administrative expenses was primarily due to increased professional service fees and computer-related expenses. The increase in depreciation and amortization was primarily related to higher amortization of intangible assets from recent acquisitions. The increase in stock-based compensation expenses was primarily related to new stock grants to current employees, executives and Board of directors at a higher stock price.

Income (loss) from operations. Operating income increased 59.6% to $18.9 million for the six months ended July 4, 2025, compared to an operating income of $11.8 million for the six months ended June 28, 2024, as a result of the factors noted above.

Total other expense, net. Total other expense, net, increased $0.9 million, or 35.5%, for the six months ended July 4, 2025, compared to the six months ended June 28, 2024, primarily due to a one-time charge for unamortized debt issuance costs related to our prior credit facilities combined with a one-time charge related to a facility lease modification, partially offset by lower interest expense resulting from the reduced interest rate spread derived from lower debt leverage levels under our credit facilities.

Income tax expense (benefit). We recorded an income tax benefit of $4.7 million for the six months ended July 4, 2025, an effective tax benefit rate of 30.9% on income before income tax expense, compared to an income tax expense of $1.7 million for the six months ended June 28, 2024, an effective tax rate of 18.5% on income before tax expense. The reduction in the effective tax rate resulted from increases in discrete items related to stock compensation deductions and additional energy-efficiency building deductions.

Net income (loss). Our net income was $20.1 million for the six months ended July 4, 2025, as compared to a net income of $7.5 million for the six months ended June 28, 2024. The increase in net income was primarily attributable to the increase in income from operations combined with the tax benefit.

Liquidity and Capital Resources

	Six Months Ended
	July 4,	June 28,
	2025	2024
	(in thousands)
Net cash provided by (used in):
Operating activities	$28,724	$27,838
Investing activities	(39,629)	(4,102)
Financing activities	(30,905)	(2,866)
Net increase (decrease) in cash and cash equivalents	$(41,810)	$20,870

Sources of Cash

Our primary sources of liquidity for the next 12 months and beyond are cash generated from operations, cash and cash equivalents, and available borrowings under our Revolving Credit Facility and Delayed Draw Term Loan under the Credit Agreement (the “Revolving Credit Facility”). We believe these sources will be sufficient to finance our operating activities for at least the next 12 months.

As of July 4, 2025, we had a fully drawn $50.0 million term loan with $50.0 million outstanding, a $100.0 million Revolving Credit Facility with $10.0 million outstanding and $1.6 million in letters of credit issued, and a $50.0 million Delayed Draw Term Loan with no borrowed amounts, each scheduled to mature on May 5, 2030. In addition, as of July 4, 2025, we had $32.3 million of unrestricted cash and cash equivalents. As of July 4, 2025, unhedged borrowings under our Credit Facilities, exclusive of the effects of upfront fees, undrawn fees and issuance cost amortization, bore interest at an annual rate of 6.2%. Subsequent to July 4, 2025, we repaid $10.0 million of borrowings under our Revolving Credit Facility, reducing the outstanding balance to zero, and thereby increasing available borrowing capacity under the Revolving Credit Facility to its full $100.0 million. See Part I, Item 1, Note 6, “Debt Obligations”, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information regarding our indebtedness, including information about Amended and Restated Credit Agreement

(the “Amended and Restated Credit Agreement”) and repayments, principal repayment terms, interest rates, covenants, and other key terms of our outstanding indebtedness.

Cash Flows from Operating Activities

Cash flows provided by operating activities were $28.7 million for the six months ended July 4, 2025, as compared to cash flows provided by operating activities of $27.8 million for the six months ended June 28, 2024. Cash flows from operating activities primarily consists of net income, adjusted for non-cash charges, such as depreciation and amortization and stock-based compensation, plus or minus changes in current operating assets and liabilities. Cash flows provided by operating activities for the six months ended July 4, 2025, resulted primarily from the increase in earnings combined with lower working capital requirements. Cash flows provided by operating activities for the six months ended June 28, 2024, resulted primarily from the increase in earnings and lower working capital requirements.

Cash Flows from Investing Activities

Cash flows used in investing activities were $39.6 million for the six months ended July 4, 2025, as compared to cash flows used in investing activities of $4.1 million for the six months ended June 28, 2024. Cash flows used in investing activities for the six months ended July 4, 2025 were primarily due to cash paid for acquisitions, combined with cash paid for the development of proprietary software and the purchase of computers and equipment. Cash flows used in investing activities for the six months ended June 28, 2024 were primarily due to cash paid for the development of proprietary software and the purchase of computers and equipment.

Cash Flows from Financing Activities

Cash flows used in financing activities were $30.9 million for the six months ended July 4, 2025, as compared to cash flows used in financing activities of $2.9 million for the six months ended June 28, 2024.

For the six months ended July 4, 2025, cash flows used in financing activities were primarily attributable to the $28.4 million cash used to pay down our Revolving Credit Facility, $3.1 million cash used to pay withholding taxes on stock grants, combined with repayments and borrowings of $90.0 million and $88.4 million, respectively, related to our Amended and Restated Credit Agreement. Cash flows used in financing activities were partially offset by $1.9 million in proceeds from stock option exercise, and $1.5 million of proceeds from sales of common stock under the employee stock purchase plan. Cash flows used in financing activities for the six months ended June 28, 2024 were primarily attributable to the repayments of $3.8 million under our prior Term Loan, $0.8 million cash used to pay withholding taxes on stock grants, and $0.7 million principal payments on finance leases, partially offset by $1.4 million of proceeds from sales of common stock under employee stock purchase plan, and $1.1 million in proceeds from stock option exercises.

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

Contractual Obligations

The following table sets forth our known contractual obligations as of July 4, 2025:

		Less than			More than
Contractual Obligations	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
	(in thousands)
Debt (1)	$59,679	$2,500	$9,485	$47,694	$—
Interest payments on debt outstanding (2)	16,887	3,393	7,050	6,444	—
Operating leases	13,197	5,723	6,027	1,445	2
Finance leases	2,635	1,259	1,289	86	1
Total contractual cash obligations	$92,398	$12,875	$23,851	$55,669	$3
(1)	Debt includes $49.7 million outstanding on our Term Loan A (“TLA”), net of issuance costs, $10.0 million outstanding on Revolving Credit Facility, and no borrowed amounts outstanding on our Delayed Draw Term Loan as of July 4, 2025. We have assumed no future borrowings or repayments after July 4, 2025 (other than at maturity) for purposes of this table. Our TLA and Revolving Credit Facility are scheduled to mature on May 5, 2030.
(2)	Borrowings under our TLA and Revolving Credit Facility bear interest at a variable rate. Future interest payments on our Credit Facility are estimated using floating rates in effect as of July 4, 2025.

We have contingent obligations to make earnout payments in connection with our acquisitions of Enica and APG, subject to their future financial performance. We are obligated to pay up to $6.0 million in cash if Enica exceeds certain financial targets during the two years after the Enica closing date of October 23, 2024, and are obligated to pay up to $18.0 million in cash if APG exceeds certain financial targets during the three years after the APG closing date of March 3, 2025. As of July 4, 2025, we had contingent consideration payable of $17.5 million related to the acquisitions of Enica and APG. For fiscal year 2024, our statement of operations includes $1.4 million of interest accretion (excluding fair value adjustments) related to the contingent consideration.

Outstanding Indebtedness

See Part I, Item 1, Note 6, “Debt Obligations”, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, and Part II, Item 8, Note 5, “Debt Obligations”, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 27, 2024, for information regarding our indebtedness, including information about new borrowings and repayments, principal repayment terms, interest rates, covenants, and other key terms of our outstanding indebtedness. Subsequent to July 4, 2025, the Company repaid $10.0 million of borrowings under its Revolving Credit Facility, which increased the future borrowing capacity under the Revolving Credit Facility to its full $100.0 million and thus reflecting no borrowed amounts under the Revolving Credit Facility.

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

Components of Revenue and Expense

Contract Revenue

We generally provide our services under contracts, purchase orders or retainer letters. The agreements we enter into with our clients typically incorporate one of three principal types of pricing provisions: time-and-materials, unit-based, and fixed price. Revenue on our time-and-materials and unit-based contracts are recognized as the work is performed in accordance with specific terms of the contract. As of July 4, 2025, 19% of our contracts are time-and-materials contracts, 36% are unit-based contracts, and 45% are fixed price contracts, compared to 19% are time-and-materials contracts, 39% are unit-based contracts, and 42% are fixed price contracts, as of June 28, 2024.

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

As of July 4, 2025, we had cash and cash equivalents of $32.3 million. This amount represents cash on hand in business checking accounts with our banks. We do not engage in trading activities and do not participate in foreign currency transactions.

We are subject to interest rate risk in connection with our Term Loan A (“TLA”) and borrowings, if any, under our Revolving Credit Facility, each of which bears interest at variable rates. As of July 4, 2025, the Company had a fully drawn $50.0 million TLA, a $100.0 million Revolving Credit Facility with $10.0 million outstanding, and $1.6 million in letters of credit issued, and a $50.0 million Delayed Draw Term Loan with no borrowed amounts. Each of our TLA, Revolving Credit Facility and Delayed Draw Term Loan mature on May 5, 2030 and are governed by our Credit Agreement.

Based upon the amount of our outstanding indebtedness as of July 4, 2025, a one percentage point increase in the effective interest rate would change our annual interest expense by approximately $0.6 million in fiscal year 2025.

Subsequent to July 4, 2025, we repaid $10.0 million of borrowings under our Revolving Credit Facility, which increased the future borrowing capacity under the Revolving Credit Facility to its full $100.0 million and thus reflecting no borrowed amounts under the Revolving Credit Facility.

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

In connection with the preparation of this Quarterly Report, an evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of July 4, 2025. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, as of July 4, 2025.

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

Other than our integration of Enica, Alpha, and APG, there have been no changes in our internal control over financial reporting during the quarter ended July 4, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the fiscal quarter ended July 4, 2025, we made the following repurchases of shares of our common stock from employees to satisfy tax withholding obligations incurred in connection with the vesting of restricted stock:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Programs
April 5, 2025 – May 2, 2025	—	—	—	—
May 3, 2025 – May 30, 2025	—	—	—	—
May 31, 2025 – July 4, 2025	3,817	$56.39	—	—
TOTAL	3,817	$56.39	—	—

ITEM 3. Defaults upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

Rule 10b5-1

None.

ITEM 6. Exhibits

Exhibit Number	Exhibit Description
2.1‡

Stock Purchase Agreement, dated as of March 3, 2025, by and among Willdan Group, Inc., Willdan Energy Solutions, Inc. and each of the stockholders of APG. (incorporated by reference to Exhibit 2.1 to Willdan Group, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on May 9, 2025).

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

10.1

Amended and Restated Credit Agreement, dated as of May 5, 2025, by and among Willdan Group, Inc., as Borrower, the Guarantors (as defined therein), the Lenders (as defined therein), BMO Bank N.A., as Joint Lead Arranger, Joint Book Runner and Administrative Agent, Bank of America, N.A. as Joint Book Runner and Syndication Agent and J.P. Morgan, N.A., as Joint Lead Arranger, Joint Book Runner and Syndication Agent. (incorporated by reference to Exhibit 10.1 to Willdan Group, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on May 9, 2025).

10.2†

Willdan Group, Inc. Amended and Restated 2008 Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to Willdan Group, Inc.’s Current Report on Form 8-K, filed with the SEC on June 13, 2025).

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

†Indicates a management contract or compensating plan or arrangement

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
August 7, 2025