Form 10-Q
period 2025-10-03
Willdan Group, Inc.
filed 2025-11-07
CIK 1370450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2025

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

As of November 5, 2025, there were 14,749,882 shares of common stock, $0.01 par value per share, of Willdan Group, Inc. issued and outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(Unaudited)

	October 3,	December 27,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$33,109	$74,158
Restricted cash	—	—
Accounts receivable, net of allowance for doubtful accounts of $354 and $1,313 at October 3, 2025 and December 27, 2024, respectively	66,742	65,557
Contract assets	116,494	88,528
Other receivables	7,342	2,302
Prepaid expenses and other current assets	5,436	4,979
Total current assets	229,123	235,524
Equipment and leasehold improvements, net	31,314	29,534
Goodwill	177,506	140,991
Right-of-use assets	14,242	14,035
Other intangible assets, net	35,622	29,414
Other assets	2,620	2,019
Deferred income taxes, net	17,498	13,346
Total assets	$507,925	$464,863
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$50,100	$33,766
Accrued liabilities	64,769	62,776
Contingent consideration payable	8,500	2,500
Contract liabilities	23,312	21,556
Notes payable	2,500	10,137
Finance lease obligations	1,247	1,138
Lease liability	4,883	5,804
Total current liabilities	155,311	137,677
Contingent consideration payable, less current portion	10,008	1,713
Notes payable, less current portion	46,571	79,350
Finance lease obligations, less current portion	1,359	1,379
Lease liability, less current portion	11,322	9,939
Other noncurrent liabilities	262	462
Total liabilities	224,833	230,520

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 40,000 shares authorized; 14,754 and 14,169 shares issued and outstanding at October 3, 2025 and December 27, 2024, respectively	148	142
Additional paid-in capital	212,284	197,368
Accumulated other comprehensive income (loss)	(331)	(314)
Retained earnings	70,991	37,147
Total stockholders’ equity	283,092	234,343
Total liabilities and stockholders’ equity	$507,925	$464,863

See accompanying notes to Condensed Consolidated Financial Statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2025	2024	2025	2024
Contract revenue	$182,006	$158,252	$507,865	$421,737

Direct costs of contract revenue (inclusive of directly related depreciation and amortization):
Salaries and wages	27,878	24,088	82,198	69,247
Subcontractor services and other direct costs	87,039	82,563	232,592	204,667
Total direct costs of contract revenue	114,917	106,651	314,790	273,914

Gross profit	67,089	51,601	193,075	147,823

General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	31,720	25,876	95,404	78,449
Facilities and facility related	2,369	2,381	7,362	7,231
Stock-based compensation	3,147	2,020	8,755	5,355
Depreciation and amortization	3,913	3,716	13,857	10,937
Other	11,078	8,934	33,983	25,368
Total general and administrative expenses	52,227	42,927	159,361	127,340

Income (Loss) from operations	14,862	8,674	33,714	20,483

Other income (expense):
Interest expense, net	(902)	(1,934)	(4,890)	(6,031)
Other, net	330	763	840	2,293
Total other expense, net	(572)	(1,171)	(4,050)	(3,738)

Income (Loss) before income taxes	14,290	7,503	29,664	16,745
Income tax (benefit) expense	569	157	(4,180)	1,863
Net income (loss)	13,721	7,346	33,844	14,882

Other comprehensive income (loss):
Unrealized gain (loss) on derivative contracts, net of tax	(20)	(678)	(17)	(143)
Comprehensive income (loss)	$13,701	$6,668	$33,827	$14,739

Earnings (Loss) per share:
Basic	$0.94	$0.53	$2.35	$1.08
Diluted	$0.90	$0.51	$2.26	$1.05

Weighted-average shares outstanding:
Basic	14,603	13,930	14,397	13,753
Diluted	15,229	14,358	14,987	14,130

See accompanying notes to Condensed Consolidated Financial Statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Earnings	Total
Balance at December 27, 2024	14,169	$142	$197,368	$(314)	$37,147	$234,343
Shares of common stock issued in connection with employee stock purchase plan	60	—	1,485	—	—	1,485
Shares of common stock issued in connection with incentive stock plan	5	—	81	—	—	81
Shares used to pay taxes on stock grants	(69)	(1)	(2,877)	—	—	(2,878)
Issuance of restricted stock award and units	155	2	(2)	—	—	—
Stock issued to acquire businesses	177	2	5,555	—	—	5,557
Stock-based compensation expense	—	—	2,426	—	—	2,426
Net income (loss)	—	—	—	—	4,687	4,687
Net unrealized gain (loss) on derivative contracts	—	—	—	(185)	—	(185)
Balance at April 4, 2025	14,497	$145	$204,036	$(499)	$41,834	$245,516
Shares of common stock issued in connection with incentive stock plan	106	1	1,827	—	—	1,828
Shares used to pay taxes on stock grants	(4)	—	(215)	—	—	(215)
Issuance of restricted stock award and units	12	—	—	—	—	—
Stock-based compensation expense	—	—	3,182	—	—	3,182
Net income (loss)	—	—	—	—	15,436	15,436
Net unrealized gain (loss) on derivative contracts	—	—	—	188	—	188
Balance at July 4, 2025	14,611	$146	$208,830	$(311)	$57,270	$265,935
Shares of common stock issued in connection with employee stock purchase plan	55	1	1,763	—	—	1,764
Shares of common stock issued in connection with incentive stock plan	30	—	589	—	—	589
Shares used to pay taxes on stock grants	(19)	—	(2,044)	—	—	(2,044)
Issuance of restricted stock award and units	77	1	(1)	—	—	—
Stock-based compensation expense	—	—	3,147	—	—	3,147
Net income (loss)	—	—	—	—	13,721	13,721
Net unrealized gain (loss) on derivative contracts	—	—	—	(20)	—	(20)
Balance at October 3, 2025	14,754	$148	$212,284	$(331)	$70,991	$283,092

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Earnings	Total
Balance at December 29, 2023	13,682	$137	$185,795	$(664)	$14,577	$199,845
Shares of common stock issued in connection with employee stock purchase plan	86	1	1,401	—	—	1,402
Shares of common stock issued in connection with incentive stock plan	19	—	281	—	—	281
Shares used to pay taxes on stock grants	(32)	(1)	(778)	—	—	(779)
Issuance of restricted stock award and units	62	1	(1)	—	—	—
Stock-based compensation expense	—	—	1,390	—	—	1,390
Net income (loss)	—	—	—	—	2,942	2,942
Net unrealized gain (loss) on derivative contracts	—	—	—	434	—	434
Balance at March 29, 2024	13,817	$138	$188,088	$(230)	$17,519	$205,515
Shares of common stock issued in connection with incentive stock plan	86	1	855	—	—	856
Shares used to pay taxes on stock grants	—	—	(6)	—	—	(6)
Issuance of restricted stock award and units	13	—	—	—	—	—
Stock-based compensation expense	—	—	1,945	—	—	1,945
Net income (loss)	—	—	—	—	4,594	4,594
Net unrealized gain (loss) on derivative contracts	—	—	—	101	—	101
Balance at June 28, 2024	13,916	$139	$190,882	$(129)	$22,113	$213,005
Shares of common stock issued in connection with employee stock purchase plan	78	1	1,435	—	—	1,436
Shares of common stock issued in connection with incentive stock plan	92	1	1,287	—	—	1,288
Shares used to pay taxes on stock grants	(12)	—	(456)	—	—	(456)
Issuance of restricted stock award and units	43	—	—	—	—	—
Stock-based compensation expense	—	—	2,020	—	—	2,020
Net income (loss)	—	—	—	—	7,346	7,346
Net unrealized gain (loss) on derivative contracts	—	—	—	(678)	—	(678)
Balance at September 27, 2024	14,117	$141	$195,168	$(807)	$29,459	$223,961

See accompanying notes to Condensed Consolidated Financial Statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended
	October 3,	September 27,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$33,844	$14,882
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	13,857	10,937
Other non-cash items	699	459
Deferred income taxes, net	(4,152)	1,300
(Gain) loss on sale/disposal of equipment	(26)	(13)
Provision for doubtful accounts	214	806
Stock-based compensation	8,755	5,355
Accretion and fair value adjustments of contingent consideration	2,145	—
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts receivable	5,637	5,762
Contract assets	(27,501)	(10,351)
Other receivables	(5,040)	(1,190)
Prepaid expenses and other current assets	(457)	(1,441)
Other assets	(597)	1,456
Accounts payable	12,214	4,814
Accrued liabilities	3,527	3,910
Contract liabilities	(2,470)	2,019
Right-of-use assets	255	(94)
Net cash (used in) provided by operating activities	40,904	38,611
Cash flows from investing activities:
Purchase of equipment, software, and leasehold improvements	(6,924)	(6,074)
Proceeds from sale of equipment	28	29
Cash paid for acquisitions, net of cash acquired	(33,431)	—
Net cash (used in) provided by investing activities	(40,327)	(6,045)
Cash flows from financing activities:
Payments on notes payable	(137)	(190)
Payments on debt issuance costs	(332)	—
Payments made to retire prior credit agreement	(90,000)	—
Borrowing to fund new credit agreement	88,414	—
Principal payments on outstanding debt	(39,039)	(5,625)
Principal payments on finance leases	(1,142)	(1,064)
Proceeds from stock option exercise	2,498	2,425
Proceeds from sales of common stock under employee stock purchase plan	3,249	2,838
Cash used to pay taxes on stock grants	(5,137)	(1,241)
Net cash (used in) provided by financing activities	(41,626)	(2,857)
Net increase (decrease) in cash, cash equivalents and restricted cash	(41,049)	29,709
Cash, cash equivalents and restricted cash at beginning of period	74,158	23,397
Cash, cash equivalents and restricted cash at end of period	$33,109	$53,106
Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$4,828	$5,301
Income taxes	2,471	1,203
Supplemental disclosures of noncash investing and financing activities:
Issuance of common stock related to business acquisitions	$5,557	$—
Contingent consideration related to business acquisitions	12,150	—
Equipment acquired under finance leases	1,264	1,322

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

2. RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements Recently Issued

In September 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2025-06, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal Software” (“ASU 2025-06”). ASU 2025-06 removes references to prescriptive and sequential software development stages which are referred to as “project stages” throughout Subtopic 350-40. The amendment introduces a principles-based approach to capitalization of internal-use software costs and requires capitalization of software costs to begin when management has authorized and committed to funding the project and it is probable the project will be completed and used to perform the intended function. The amendments do not change what internal-use software costs can be capitalized or when such capitalization ceases. The amendments are effective for the annual reporting periods beginning after December 15, 2027, and interim periods within those fiscal year reporting periods beginning after December 15, 2027, with early adoption permitted. The Company does not believe the amendments in ASU 2025-06 will have a material impact on its Consolidated Financial Statements.

In July 2025, the FASB issued ASU No. 2025-05, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets” (“ASU 2025-05”). ASU 2025-05 allows an entity to elect a practical expedient to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset in the development of a reasonable and supportable forecast as part of estimating expected credit losses. The amendments are effective for the annual reporting periods beginning after December 15, 2025, and interim periods within those fiscal year reporting periods beginning after December 15, 2025, with early adoption permitted. The Company does not believe the amendments in ASU 2025-05 will have a material impact on its Consolidated Financial Statements.

In May 2025, the FASB issued ASU No. 2025-03, “Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity” (“ASU 2025-03”). ASU 2025-03 requires an entity involved in an acquisition transaction effected primarily by exchanging equity interests when the legal acquiree is a Variable Interest Entity (“VIE”) that meets the definition of a business to consider the factors in paragraphs 805-10-55-12 through 55-15 to determine which entity is the accounting acquirer, rather than defaulting to the conclusion that the primary beneficiary is always the acquirer. The amendments are effective for the annual reporting periods beginning after December 15, 2026, and interim periods within those fiscal year reporting periods beginning after December 15, 2026, with early adoption permitted. The Company does not believe the amendments in ASU 2025-03 will have a material impact on its Consolidated Financial Statements.

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

Retainage, included in contract assets, represents amounts withheld from billings to the Company’s clients pursuant to provisions in the contracts and may not be paid to the Company until specific tasks are completed or the project is completed and, in some instances, for even longer periods. As of October 3, 2025 and December 27, 2024, contract assets included retainage of $26.7 million and $22.0 million, respectively.

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
(Unaudited)

4. SUPPLEMENTAL FINANCIAL STATEMENT DATA

Restricted Cash

The following table provides a reconciliation of cash and cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows:

	October 3,	December 27,
	2025	2024
	(in thousands)
Cash and cash equivalents	$33,109	$74,158
Restricted cash	—	—
Total cash, cash equivalents, and restricted cash shown in the consolidated statement of cash flows	$33,109	$74,158

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

Equipment and Leasehold Improvements

	October 3,	December 27,
	2025	2024
	(in thousands)
Furniture and fixtures	$4,745	$4,594
Computer hardware and software	58,011	51,904
Leasehold improvements	4,011	3,804
Equipment under finance leases	7,403	7,052
Automobiles, trucks, and field equipment	4,036	3,608
Subtotal	78,206	70,962
Accumulated depreciation and amortization	(46,892)	(41,428)
Equipment and leasehold improvements, net	$31,314	$29,534

Included in accumulated depreciation and amortization is $1.1 million and $1.5 million of amortization expense related to equipment held under finance leases for the nine months ended October 3, 2025 and for fiscal year 2024, respectively.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Accrued Liabilities

	October 3,	December 27,
	2025	2024
	(in thousands)
Accrued subcontractor costs	$32,209	$33,061
Accrued bonuses	22,158	18,277
Employee withholdings	3,096	3,664
Compensation and payroll taxes	4,071	3,564
Rebate and other	—	360
Accrued accounting costs and taxes	3,235	3,850
Total accrued liabilities	$64,769	$62,776

Goodwill

	December 27,	Additional	Additions /	October 3,
	2024	Purchase Cost	Adjustments	2025
	(in thousands)
Reporting Unit:
Energy	$139,222	$31,613	$—	$170,835
Engineering and Consulting	1,769	4,902	—	6,671
	$140,991	$36,515	$—	$177,506

The Company tests its goodwill at least annually for possible impairment. The Company completes its annual testing of goodwill as of the last day of the first month of its fourth fiscal quarter each year to determine whether there is a potential impairment. In addition to the Company’s annual test, it regularly evaluates whether events and circumstances have occurred that may indicate a potential impairment of goodwill. The Company evaluated the current economic environment and noted that it does not believe it is more likely than not that goodwill was impaired as of October 3, 2025.

Intangible Assets

	October 3, 2025		December 27, 2024
	Gross	Accumulated	Gross	Accumulated	Amortization
	Amount	Amortization	Amount	Amortization	Period
	(in thousands)				(in years)
Finite:
Backlog	$11,600	$9,422	$8,882	$8,350	1.0
Tradename	17,685	14,010	16,123	13,196	2.5	-	6.0
Non-compete agreements	1,613	1,523	1,613	1,488	4.0	-	5.0
Developed technology	15,810	15,780	15,810	15,286	8.0
Customer relationships	71,409	41,760	62,041	36,735	5.0	-	12.0
Total intangible assets	$118,117	$82,495	$104,469	$75,055

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

On November 30, 2023, the Company entered into an interest rate swap agreement that the Company designated as cash flow hedge to fix the variable interest rate on a portion of the Company’s Term Loan (see Note 6, “Debt Obligations” for information regarding our indebtedness). The interest rate swap agreement has a total notional amount of $50.0 million, has a fixed annual interest rate of 4.77%, and expires on September 29, 2026. As of October 3, 2025, the effective portion of the Company’s interest rate swap agreement designated as a cash flow hedge before tax effects was $(0.3) million, of which no amounts were reclassified from accumulated other comprehensive income (loss) to interest expense in the nine months ended October 3, 2025. The Company expects to reclassify $0.4 million from accumulated other comprehensive income (loss) to interest expense within the next twelve months.

The fair values of the Company’s outstanding derivatives designated as hedging instruments were as follows:

		Fair Value of Derivative
		Instruments as of
	Balance Sheet Location	October 3, 2025	December 27, 2024
		(in thousands)
Interest rate swap agreement	Accrued liabilities	$(419)	$(198)
Interest rate swap agreement	Other noncurrent liabilities	—	(200)

The impact of the effective portions of derivative instruments in cash flow hedging relationships and fair value relationships on other comprehensive income (loss) was immaterial to the Company’s condensed consolidated financial statements for the three and nine months ended October 3, 2025.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The accumulated balances and reporting period activities for the periods below related to reclassifications out of accumulated other comprehensive income (loss) are summarized as follows:

	Gain (Loss) on	Accumulated Other
	Derivative Instruments	Comprehensive Income (Loss)
	(in thousands)
Balances at December 27, 2024	$(314)	$(314)
Other comprehensive income (loss) before reclassifications	(234)	(234)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—
Income tax benefit (expense) related to derivative instruments	49	49
Net current-period other comprehensive income (loss)	(185)	(185)
Balances at April 4, 2025	$(499)	$(499)
Other comprehensive income (loss) before reclassifications	238	238
Amounts reclassified from accumulated other comprehensive income (loss)	—	—
Income tax benefit (expense) related to derivative instruments	(50)	(50)
Net current-period other comprehensive income (loss)	188	188
Balances at July 4, 2025	$(311)	$(311)
Other comprehensive income (loss) before reclassifications	(26)	(26)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—
Income tax benefit (expense) related to derivative instruments	6	6
Net current-period other comprehensive income (loss)	(20)	(20)
Balances at October 3, 2025	$(331)	$(331)

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

6. DEBT OBLIGATIONS

Debt obligations, excluding obligations under finance leases (see Note 7, “Leases”, below), consisted of the following:

	October 3,	December 27,
	2025	2024
	(in thousands)
New Credit Agreement
Outstanding borrowings on Term Loan A	$49,375	$—
Outstanding borrowings on Revolving Credit Facility	—	—
Outstanding borrowings on Delayed Draw Term Loan	—	—
Prior Credit Agreement
Outstanding borrowings on Term Loan	—	90,000
Outstanding borrowings on Revolving Credit Facility	—	—
Other debt agreements	—	137
Total debt	49,375	90,137
Issuance costs and debt discounts	(304)	(650)
Subtotal	49,071	89,487
Less current portion of long-term debt	2,500	10,137
Long-term debt portion	$46,571	$79,350

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

The TLA issuance costs are amortized to interest expense over the term of the TLA, and as of October 3, 2025, issuance costs of $0.3 million remained unamortized. The Revolving Credit Facility unamortized issuance costs are included in assets in the accompanying Condensed Consolidated Balance Sheets, and as of October 3, 2025, consisted of $0.6 million.

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

As of October 3, 2025, the Company was in compliance with all these covenants contained in the Amended and Restated Credit Agreement. In addition, as of October 3, 2025, the Company’s composite interest rate, exclusive of the effects of upfront fees, undrawn fees and issuance cost amortization, was 5.7%.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

7. LEASES

The Company leases certain office facilities under long-term, non-cancellable operating leases that expire at various dates through 2034. In addition, the Company is obligated under finance leases for certain furniture and office equipment that expire at various dates through 2029.

From time to time, the Company enters into non-cancelable leases for some of its facility and equipment needs. These leases allow the Company to conserve cash by paying a monthly lease rental fee for the use of facilities and equipment rather than purchasing them. The Company’s leases typically have remaining terms ranging from one to eight years, some of which may include options to extend the leases for up to five years, and some of which may include options to terminate the leases within one year. Currently, all of the Company’s leases contain fixed payment terms. The Company may decide to cancel or terminate a lease before the end of its term, in which case the Company is typically liable to the lessor for the remaining lease payments under the term of the lease. Additionally, all of the Company’s month-to-month leases are cancelable by the Company or the lessor, at any time, and are not included in the Company’s right-of-use asset or lease liability. As of October 3, 2025, the Company had no leases with residual value guarantees. Typically, the Company has purchase options on the equipment underlying its long-term leases. The Company may exercise some of these purchase options when the need for equipment is on-going and the purchase option price is attractive. Nonperformance-related default covenants, cross-default provisions, subjective default provisions and material adverse change clauses contained in material lease agreements, if any, are also evaluated to determine whether those clauses affect lease classification in accordance with ASC Topic 842-10-25. Leases are accounted for as operating or financing leases, depending on the terms of the lease.

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

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following is a summary of the Company’s lease expense:

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Operating lease cost	$1,472	$1,522	$4,589	$4,579
Sublease Income	(14)	(14)	(42)	(42)
Finance lease cost:
Amortization of assets	368	392	1,090	1,114
Interest on lease liabilities	42	46	134	112
Total net lease cost	$1,868	$1,946	$5,771	$5,763

The following is a summary of lease information presented on the Company’s consolidated balance sheet:

	October 3,	December 27,
	2025	2024
	(in thousands)
Operating leases:
Right-of-use assets	$14,242	$14,035

Lease liability	$4,883	$5,804
Lease liability, less current portion	11,322	9,939
Total lease liabilities	$16,205	$15,743

Finance leases (included in equipment and leasehold improvements, net):
Equipment and leasehold improvements, net	$7,403	$7,052
Accumulated depreciation	(4,869)	(4,662)
Total equipment and leasehold improvements, net	$2,534	$2,390

Finance lease obligations	$1,247	$1,138
Finance lease obligations, less current portion	1,359	1,379
Total finance lease obligations	$2,606	$2,517

Weighted average remaining lease term (in years):
Operating Leases	5.00	3.03
Finance Leases	2.15	2.42

Weighted average discount rate:
Operating Leases	6.89%	6.97%
Finance Leases	6.21%	6.87%

Rent expense was $1.6 million and $5.1 million for the three and nine months ended October 3, 2025 respectively, as compared to $1.7 million and $5.2 million for the three and nine months ended September 27, 2024, respectively.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following is a summary of other information and supplemental cash flow information related to finance and operating leases:

	Nine Months Ended
	October 3,	September 27,
	2025	2024
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$5,103	$4,707
Operating cash flow from finance leases	134	112
Financing cash flow from finance leases	1,142	1,064

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$4,834	$5,757

The following is a summary of the Company’s maturities of lease liabilities as of October 3, 2025:

	Operating	Finance
	(in thousands)
Fiscal year:
Remainder of 2025	$1,542	$363
2026	5,333	1,360
2027	3,704	828
2028	2,665	193
2029	1,653	31
2030 and thereafter	4,162	1
Total lease payments	19,059	2,776
Less: Imputed interest	(2,854)	(170)
Total lease obligations	16,205	2,606
Less: Current obligations	4,883	1,247
Noncurrent lease obligations	$11,322	$1,359

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

During the nine months ended October 3, 2025 and September 27, 2024, the Company made matching contributions of $2.4 million and $2.1 million, respectively.

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

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The Company manages Genesys and has the power to direct the activities that most significantly impact Genesys’s performance, in addition to being obligated to absorb expected losses from Genesys. Accordingly, the Company is the primary beneficiary of Genesys and consolidates Genesys as a variable interest entity (“VIE”). In addition, the Company concluded there is no noncontrolling interest related to the consolidation of Genesys because the Company determined that (i) the shareholder of Genesys does not have more than a nominal amount of equity investment at risk, (ii) WES absorbs the expected losses of Genesys through its deferral of Genesys’s service fees owed to WES and the Company has, since entering into the administrative services agreement, had to continuously defer service fees for Genesys, and (iii) the Company believes Genesys will continue to have a shortfall on payment of its service fees for the foreseeable future, leaving no expected residual returns for the shareholder. As of October 3, 2025, the Company had one VIE — Genesys.

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

There were no intersegment sales during the three and nine months ended October 3, 2025 and September 27, 2024. In addition, enterprise-wide service line contract revenue is not included as it is impracticable to report this information for each group of similar services.

		Engineering	Unallocated		Consolidated
	Energy	& Consulting	Corporate	Intersegment	Total (1)
	(in thousands)
Fiscal Three Months Ended October 3, 2025
Contract revenue	$154,750	$27,256	$-	$-	$182,006
Direct subcontractor services and other direct costs	85,536	1,503	-	-	87,039
Direct salaries and wages	17,169	10,709	-	-	27,878
Gross profit	52,045	15,044	-	-	67,089
Other indirect costs	35,793	9,878	2,643	-	48,314
EBITDA (2)	16,269	5,165	(2,329)	-	19,105
Interest expense, net	-	-	902	-	902
Depreciation and amortization	3,451	462	-	-	3,913
Segment profit (loss) before income tax expense	12,818	4,702	(3,230)	-	14,290
Income tax expense (benefit)	1,109	665	(1,205)	-	569
Net income (loss)	11,709	4,038	(2,026)	-	13,721
Segment assets (3)	428,984	40,979	61,092	(23,130)	507,925
Fiscal Nine Months Ended October 3, 2025
Contract revenue	$427,747	$80,118	$-	$-	$507,865
Direct subcontractor services and other direct costs	228,410	4,182	-	-	232,592
Direct salaries and wages	49,886	32,312	-	-	82,198
Gross profit	149,451	43,624	-	-	193,075
Other indirect costs	106,219	29,507	9,778	-	145,504
EBITDA (2)	42,518	14,112	(8,219)	-	48,411
Interest expense, net	-	-	4,890	-	4,890
Depreciation and amortization	12,346	1,511	-	-	13,857
Segment profit (loss) before income tax expense	30,173	12,600	(13,109)	-	29,664
Income tax expense (benefit)	(4,252)	(1,775)	1,847	-	(4,180)
Net income (loss)	34,424	14,376	(14,956)	-	33,844
Segment assets (3)	428,984	40,979	61,092	(23,130)	507,925

(1)	Amounts may not add to the totals due to rounding.
(2)	“EBITDA” is defined as earnings before interest, taxes, depreciation and amortization.
(3)	Segment assets are presented net of intercompany receivables.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

		Engineering	Unallocated		Consolidated
	Energy	& Consulting	Corporate	Intersegment	Total (1)
	(in thousands)
Fiscal Three Months Ended September 27, 2024
Contract revenue	$134,036	$24,216	$-	$-	$158,252
Direct subcontractor services and other direct costs	81,805	758	-	-	82,563
Direct salaries and wages	14,212	9,876	-	-	24,088
Gross profit	38,019	13,582	-	-	51,601
Other indirect costs	28,532	8,924	1,755	-	39,211
EBITDA (2)	9,513	4,658	(1,018)	-	13,153
Interest expense, net	-	-	1,934	-	1,934
Depreciation and amortization	3,337	379	-	-	3,716
Segment profit (loss) before income tax expense	6,176	4,280	(2,953)	-	7,503
Income tax expense (benefit)	(25)	85	97	-	157
Net income (loss)	6,202	4,194	(3,050)	-	7,346
Segment assets (3)	348,617	29,523	92,243	(23,130)	447,253
Fiscal Nine Months Ended September 27, 2024
Contract revenue	$352,634	$69,103	$-	$-	$421,737
Direct subcontractor services and other direct costs	202,015	2,652	-	-	204,667
Direct salaries and wages	40,430	28,817	-	-	69,247
Gross profit	110,189	37,634	-	-	147,823
Other indirect costs	84,874	26,884	4,645	-	116,403
EBITDA (2)	25,686	10,745	(2,718)	-	33,713
Interest expense, net	-	-	6,031	-	6,031
Depreciation and amortization	9,800	1,137	-	-	10,937
Segment profit (loss) before income tax expense	15,886	9,608	(8,749)	-	16,745
Income tax expense (benefit)	1,767	1,069	(973)	-	1,863
Net income (loss)	14,119	8,539	(7,776)	-	14,882
Segment assets (3)	348,617	29,523	92,243	(23,130)	447,253

(1)	Amounts may not add to the totals due to rounding.
(2)	“EBITDA” is defined as earnings before interest, taxes, depreciation and amortization.
(3)	Segment assets are presented net of intercompany receivables.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following tables provide information about disaggregated revenue by contract type, client type and geographical region:

	Three months ended October 3, 2025
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$12,866	$18,382	$31,248
Unit-based	58,252	6,965	65,217
Fixed price	83,632	1,909	85,541
Total (1)	$154,750	$27,256	$182,006

Client Type
Commercial	$15,942	$1,945	$17,887
Government	64,587	25,256	89,843
Utilities (2)	74,221	55	74,276
Total (1)	$154,750	$27,256	$182,006

Geography (3)
Domestic	$154,750	$27,256	$182,006

	Nine months ended October 3, 2025
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$36,201	$55,341	$91,542
Unit-based	164,209	19,707	183,916
Fixed price	227,337	5,070	232,407
Total (1)	$427,747	$80,118	$507,865

Client Type
Commercial	$47,550	$5,511	$53,061
Government	168,750	74,452	243,202
Utilities (2)	211,447	155	211,602
Total (1)	$427,747	$80,118	$507,865

Geography (3)
Domestic	$427,747	$80,118	$507,865

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

	Three months ended September 27, 2024
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$7,953	$17,767	$25,720
Unit-based	52,487	4,993	57,480
Fixed price	73,596	1,456	75,052
Total (1)	$134,036	$24,216	$158,252

Client Type
Commercial	$7,964	$1,968	$9,932
Government	61,115	22,155	83,270
Utilities (2)	64,957	93	65,050
Total (1)	$134,036	$24,216	$158,252

Geography (3)
Domestic	$134,036	$24,216	$158,252

	Nine months ended September 27, 2024
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$25,190	$51,193	$76,383
Unit-based	147,022	14,375	161,397
Fixed price	180,422	3,535	183,957
Total (1)	$352,634	$69,103	$421,737

Client Type
Commercial	$23,858	$5,281	$29,139
Government	148,403	63,614	212,017
Utilities (2)	180,373	208	180,581
Total (1)	$352,634	$69,103	$421,737

Geography (3)
Domestic	$352,634	$69,103	$421,737
(1)	Amounts may not add to the totals due to rounding.
(2)	Includes the portion of revenue related to small business programs paid by the end user/customer.
(3)	Revenue from the Company’s foreign operations was not material for the three and nine months ended October 3, 2025 and September 27, 2024.

Geographical Information

Substantially all of the Company’s consolidated revenue was derived from its operations in the U.S. The Company operates through a network of offices spread across 22 U.S. states, the District of Columbia, the Commonwealth of Puerto Rico, and Canada. Revenues from the Company’s Puerto Rican and Canadian operations were not material for the three and nine months ended October 3, 2025, nor for the three and nine months ended September 27, 2024.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Customer Concentration

For the three and nine months ended October 3, 2025, the Company’s top 10 customers accounted for 54.8%, and 52.3%, respectively, of the Company’s consolidated contract revenue. For the three and nine months ended September 27, 2024, the Company’s top 10 customers accounted for 49.1%, and 49.5%, respectively, of the Company’s consolidated contract revenue.

For the three and nine months ended October 3, 2025, the Company had individual customers that accounted for more than 10% of its consolidated contract revenue. For the three months ended October 3, 2025, the Company derived 26.8% of its consolidated contract revenue from two customers, Southern California Edison and Clark County School District. For the nine months ended October 3, 2025, the Company derived 25.8% of its consolidated contract revenue from two customers, Southern California Edison and Clark County School District. For the three and nine months ended September 27, 2024, the Company had no individual customers that accounted for more than 10% of its consolidated contract revenue.

On a segment basis, the Company had individual customers that accounted for more than 10% of its segment contract revenues. For the three months ended October 3, 2025, the Company derived 31.5% of its Energy segment revenues from two customers, Southern California Edison and Clark County School District, and no single customer accounted for 10% or more of the Company’s Engineering and Consulting segment revenues. For the nine months ended October 3, 2025, the Company derived 30.7% of its Energy segment revenues from two customers, Southern California Edison and Clark County School District, and no single customer accounted for 10% or more of the Company’s Engineering and Consulting segment revenues. For the three months ended September 27, 2024, the Company derived 22.1% of its Energy segment revenues from two customers, Southern California Edison and Clark County School District, and no single customer accounted for 10% or more of the Company’s Engineering and Consulting segment revenues. For the nine months ended September 27, 2024, no single customer accounted for 10% or more of the Company’s Energy segment revenues, and no single customer accounted for 10% or more of the Company’s Engineering and Consulting segment revenues.

On a geographical basis, through the nine months ended October 3, 2025, the Company’s largest clients are based in California, New York, and Nevada. For the three and nine months ended October 3, 2025, services provided to clients in California accounted for 46.3% and 43.7%, respectively, of the Company’s consolidated contract revenue, services provided to clients in New York accounted for 17.3% and 19.0%, respectively, of the Company’s consolidated contract revenue, and services provided to clients in Nevada accounted for 12.9% and 12.6%, respectively, of the Company’s consolidated contract revenue. Through the nine months ended September 27, 2024, the Company’s largest clients are based in California and New York. For the three and nine months ended September 27, 2024, services provided to clients in California accounted for 42.2% and 43.3%, respectively, of the Company’s consolidated contract revenue, and services provided to clients in New York accounted for 21.0% and 23.7%, respectively, of the Company’s consolidated contract revenue.

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

At the end of fiscal year 2024, the Company’s total valuation allowance was $1.1 million, reflecting a $0.1 million release of the valuation allowance balance of $1.2 million from the end of fiscal year 2023 as a result of expected future utilization of deferred tax assets. As of October 3, 2025, the Company assessed all available positive and negative evidence available to determine whether, based on the weight of that evidence, there was a change in judgment related to the utilization of deferred tax assets in future years. The Company concluded that as of October 3, 2025, the valuation allowance for the Company’s deferred tax assets was appropriate in accordance with ASC 740. Consequently, there was no change to the valuation allowance during the three and nine months ended October 3, 2025.

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

The Company recognizes the tax benefit from uncertain tax positions if it is more likely than not that the tax positions will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefit is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. During the three and nine months October 3, 2025, and the three and nine months ended September 27, 2024, the Company did not record a liability for uncertain tax positions.

Based on the Company’s estimates and determination of an effective tax rate for the year, the Company recorded an income tax expense of $0.6 million for the three months ended October 3, 2025, and recorded an income tax benefit of $4.2 million for the nine months ended October 3, 2025, compared to an income tax expense of $0.2 million and $1.9 million for the three and nine months ended September 27, 2024, respectively. During the three and nine months ended October 3, 2025, the difference between the effective tax rate and the federal statutory rate was primarily attributable to state taxes, non-deductible executive compensation, deductions related to stock option exercises, research and development tax credits, and the commercial energy-efficiency building deduction. During the three and nine months ended September 27, 2024, the difference between the effective tax rate and the federal statutory rate was primarily attributable to state taxes, non-deductible stock compensation, nondeductible executive compensation, research and development tax credits, and the commercial energy-efficiency building deduction.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law. The OBBBA makes permanent some key tax provisions for tax year 2025, including 100% bonus depreciation, immediate expensing of domestic research costs, and increased limitations for deducting business interest expense. In addition, the OBBBA includes key tax provisions that will take effect in future tax years, such as reduced deductions available for foreign derived income and the repeal of the energy-efficiency building deduction under Section 179D for property for which construction begins after June 30, 2026. ASC 740 requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. Accordingly, the effects of the OBBBA have been incorporated into the income tax provision computation for this period ended October 3, 2025, and the impact was not material to the condensed consolidated financial statements.

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

The following table sets forth the number of weighted-average common shares outstanding used to compute basic and diluted EPS:

	Three months ended		Nine months ended
	October 3,	September 27,	October 3,	September 27,
	2025	2024	2025	2024
	(in thousands, except per share amounts)
Net income (loss)	$13,721	$7,346	$33,844	$14,882
Weighted-average common shares outstanding	14,603	13,930	14,397	13,753
Effect of dilutive stock options and restricted stock awards	626	428	590	377
Weighted-average common shares outstanding-diluted	15,229	14,358	14,987	14,130
Earnings (Loss) per share:
Basic	$0.94	$0.53	$2.35	$1.08
Diluted	$0.90	$0.51	$2.26	$1.05

For the three months ended October 3, 2025, the Company did not exclude any shares subject to outstanding equity awards from the calculation of diluted shares. For the nine months ended October 3, 2025, the Company excluded 2,000 common shares subject to outstanding equity awards from the calculation of diluted shares because their impact would have been anti-dilutive. For the three months ended September 27, 2024, the Company did not exclude any shares subject to outstanding equity awards from the calculation of diluted shares. For the nine months ended September 27, 2024, the Company excluded 269,000 common shares subject to outstanding equity awards from the calculation of diluted shares because their impact would have been anti-dilutive.

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

APG provides innovative, progressive, and customized electric power solutions for EV charging, solar, AI data centers, microgrids, battery energy storage systems (“BESS”), and substations. APG offers consulting, design, engineering, procurement, and construction management. APG’s financial information is included within the Energy segment beginning in the first quarter of fiscal year 2025.

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

The acquisition was accounted for as a business combination in accordance with ASC 805. Under ASC 805, the Company recorded the acquired assets and assumed liabilities at their estimated fair value with the excess allocated to goodwill. Goodwill represents the value the Company expects to achieve through the operational synergies, the expansion into new markets and APG’s assembled workforce. The Company estimates that the entire $31.6 million of goodwill resulting from the acquisition of APG will be tax deductible.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The Company engaged a third-party independent valuation specialist to assist in management’s determination of fair values of tangible and intangible assets acquired and liabilities assumed, including the determination of the fair value of the contingent consideration liability. The Company’s third-party independent valuation specialist determined the fair value of the contingent consideration liability utilizing a Monte Carlo valuation model, which involves a simulation of future revenues during the earn out-period using management’s best estimates, or a probability-weighted discounted cash flow analysis.

Consideration for the acquisition of APG includes the following:

APG
(in thousands)
Cash consideration	$19,122
Other working capital adjustments and holdbacks	-
Issuance of common stock	5,557
Contingent consideration	12,150
Total consideration	$36,829

The following table summarizes the amounts for the acquired assets recorded at their estimated fair value as of the acquisition date:

APG
(in thousands)
Current assets	$10,606
Non-current assets (1)	12
Liabilities	(12,549)
Non-current lease liability	(240)
Backlog	2,561
Customer relationships	3,402
Tradename	1,424
Goodwill	31,613
Net assets acquired	$36,829

(1)	Excluded from non-current assets are backlog, customer relationships, tradename, and goodwill.

During the nine months ended October 3, 2025, the Company made adjustments, primarily related to other working capital adjustments and holdbacks, to the consideration paid for APG which resulted in an adjustment to the purchase price allocation of APG. The adjustments resulted in an increase of $6.9 million in the net carrying value of backlog and goodwill, and an aggregate decrease of $5.3 million in the net carrying value of customer relationships, and tradename. The change in the fair value of intangible assets resulted in a decrease in the amortization expense of $1.7 million to the consolidated financial statements for the three and nine months ended October 3, 2025.

For the three months ended October 3, 2025, there were no acquisition related costs associated with APG included in other general and administrative expenses in the condensed consolidated statements of comprehensive income. For the nine months ended October 3, 2025, there were $0.2 million in acquisition related costs associated with APG included in other general and administrative expenses in the condensed consolidated statements of comprehensive income.

During the three and nine months ended October 3, 2025, the acquisition of APG contributed $4.8 million and $14.6 million in revenue and contributed $(0.8) million and $0.4 million in income (loss) from operations.

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

Alpha is a company that provides an array of municipal services including building inspections, and plan reviews. Alpha’s financial information is included within the Engineering and Consulting segment beginning in the first quarter of fiscal year 2025.

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

The acquisition was accounted for as a business combination in accordance with ASC 805. Under ASC 805, the Company recorded the acquired assets and assumed liabilities at their estimated fair value with the excess allocated to goodwill. Goodwill represents the value the Company expects to achieve through the operational synergies, the expansion into new markets and Alpha’s assembled workforce. The Company estimates that the entire $4.9 million of goodwill resulting from the acquisition of Alpha will be tax deductible.

The Company engaged a third-party independent valuation specialist to assist in management’s determination of fair values of tangible and intangible assets acquired and liabilities assumed.

Consideration for the acquisition of Alpha includes the following:

Alpha
(in thousands)
Cash consideration	$12,086
Other working capital adjustments and holdbacks	-
Total consideration	$12,086

 The following table summarizes the amounts for the acquired assets recorded at their estimated fair value as of the acquisition date:

Alpha
(in thousands)
Current assets	$1,135
Non-current assets (1)	34
Liabilities	(247)
Backlog	157
Customer relationships	5,967
Tradename	138
Goodwill	4,902
Net assets acquired	$12,086

(1)	Excluded from non-current assets are backlog, customer relationships, tradename, and goodwill.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

During the nine months ended October 3, 2025, the Company made adjustments, primarily related to other working capital adjustments and holdbacks, to the consideration paid for Alpha, which resulted in an adjustment to the purchase price allocation of Alpha. The adjustments resulted in an aggregate increase of $3.6 million in the net carrying value of customer relationships and non-current assets, and an aggregate decrease of $3.5 million in the net carrying value of backlog, tradename, liabilities, and goodwill. The change in the fair value of intangible assets resulted in a decrease of $0.1 million in the amortization expense for the three and nine months ended October 3, 2025.

For the three months ended October 3, 2025, there were no acquisition related costs associated with Alpha included in other general and administrative expenses in the condensed consolidated statements of comprehensive income. For the nine months ended October 3, 2025, the acquisition related costs associated with Alpha included in other general and administrative expenses in the condensed consolidated statements of comprehensive income were not material.

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

During the nine months ended October 3, 2025, the Company did not make any adjustments to the consideration paid for Enica, and as a result, there were no adjustments to the purchase price allocation for the nine months ended October 3, 2025.

For the three months ended October 3, 2025, there were no acquisition related costs associated with Enica included in other general and administrative expenses in the condensed consolidated statements of comprehensive income. For the nine months ended October 3, 2025, there were $0.1 million in acquisition related costs associated with Enica included in other general and administrative expenses in the condensed consolidated statements of comprehensive income.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following unaudited pro forma financial information for the three and nine months ended October 3, 2025 and September 27, 2024 assumes that the acquisitions of all the outstanding shares of APG and Alpha, and the acquisition of substantially all of the assets of Enica, occurred on the first day of the year prior to the year of acquisition:

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2025	2024	2025	2024
	(in thousands, except per share data)
	(Unaudited)
Pro forma revenue	$182,006	$170,920	$511,736	$460,058

Pro forma income (loss) from operations	$14,862	$11,159	$33,462	$27,859
Pro forma net income (loss) (1)	$13,721	$9,796	$33,556	$21,481

Earnings (Loss) per share:
Basic	$0.94	$0.70	$2.33	$1.56
Diluted	$0.90	$0.68	$2.24	$1.52

Weighted average shares outstanding:
Basic	14,603	13,930	14,397	13,753
Diluted	15,229	14,358	14,987	14,130
(1)	Adjustments to pro forma net income include income from operations, amortization and interest expenses.

This pro forma supplemental information does not purport to be indicative of what the Company’s operating results would have been had these acquisitions occurred on the first day of the year prior to the year of acquisition and may not be indicative of future operating results.

During the three and nine months ended October 3, 2025, the acquisitions of APG, Alpha and Enica contributed $8.2 million and $25.3 million in revenue, and contributed $0.5 million and $4.5 million in income (loss) from operations.

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

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

14. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, Subsequent Events, the Company evaluates subsequent events up until the date the Condensed Consolidated Financial Statements are issued. As of November 6, 2025, there were no subsequent events required to be reported.

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

Results of Operations

Third Quarter and Nine Months Overview

The following table sets forth, for the periods indicated, certain information derived from our condensed consolidated statements of comprehensive income(1):

	Three Months Ended
	October 3,		September 27,
	2025		2024		$ Change	% Change

	(in thousands, except percentages)

Contract revenue	$182,006	100.0%	$158,252	100.0%	$23,754	15.0%
Direct costs of contract revenue:
Salaries and wages	27,878	15.3	24,088	15.2	3,790	15.7
Subcontractor services and other direct costs	87,039	47.8	82,563	52.2	4,476	5.4
Total direct costs of contract revenue	114,917	63.1	106,651	67.4	8,266	7.8

Gross profit	67,089	36.9	51,601	32.6	15,488	30.0

General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	31,720	17.4	25,876	16.4	5,844	22.6
Facilities and facilities related	2,369	1.3	2,381	1.5	(12)	(0.5)
Stock-based compensation	3,147	1.7	2,020	1.3	1,127	55.8
Depreciation and amortization	3,913	2.1	3,716	2.3	197	5.3
Other	11,078	6.1	8,934	5.6	2,144	24.0
Total general and administrative expenses	52,227	28.7	42,927	27.1	9,300	21.7

Income (loss) from operations	14,862	8.2	8,674	5.5	6,188	71.3

Other income (expense):
Interest expense	(902)	(0.5)	(1,934)	(1.2)	1,032	(53.4)
Other, net	330	0.2	763	0.5	(433)	(56.7)
Total other income (expense)	(572)	(0.3)	(1,171)	(0.7)	599	(51.2)

Income (Loss) before income tax expense	14,290	7.9	7,503	4.7	6,787	90.5
Income tax expense (benefit)	569	0.3	157	0.1	412	N/M
Net income (loss)	$13,721	7.5	$7,346	4.6	$6,375	86.8

(1)	Percentages are expressed as a percentage of contract revenue and may not total due to rounding.
(2)	N/M = Not meaningful.

	Nine Months Ended
	October 3,		September 27,
	2025		2024		$ Change	% Change

	(in thousands, except percentages)

Contract revenue	$507,865	100.0%	$421,737	100.0%	$86,128	20.4%
Direct costs of contract revenue:
Salaries and wages	82,198	16.2	69,247	16.4	12,951	18.7
Subcontractor services and other direct costs	232,592	45.8	204,667	48.5	27,925	13.6
Total direct costs of contract revenue	314,790	62.0	273,914	64.9	40,876	14.9

Gross profit	193,075	38.0	147,823	35.1	45,252	30.6

General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	95,404	18.8	78,449	18.6	16,955	21.6
Facilities and facilities related	7,362	1.4	7,231	1.7	131	1.8
Stock-based compensation	8,755	1.7	5,355	1.3	3,400	63.5
Depreciation and amortization	13,857	2.7	10,937	2.6	2,920	26.7
Other	33,983	6.7	25,368	6.0	8,615	34.0
Total general and administrative expenses	159,361	31.4	127,340	30.2	32,021	25.1

Income (loss) from operations	33,714	6.6	20,483	4.9	13,231	64.6

Other income (expense):
Interest expense	(4,890)	(1.0)	(6,031)	(1.4)	1,141	(18.9)
Other, net	840	0.2	2,293	0.5	(1,453)	(63.4)
Total other income (expense)	(4,050)	(0.8)	(3,738)	(0.9)	(312)	8.3

Income (Loss) before income tax expense	29,664	5.8	16,745	4.0	12,919	77.2
Income tax expense (benefit)	(4,180)	(0.8)	1,863	0.4	(6,043)	N/M
Net income (loss)	$33,844	6.7	$14,882	3.5	$18,962	127.4

(1)	Percentages are expressed as a percentage of contract revenue and may not total due to rounding.
(2)	N/M = Not meaningful.

The following tables provide information about disaggregated revenue of our two segments, Energy and Engineering and Consulting, by contract type, client type and geographical region:

	Three months ended October 3, 2025
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$12,866	$18,382	$31,248
Unit-based	58,252	6,965	65,217
Fixed price	83,632	1,909	85,541
Total (1)	$154,750	$27,256	$182,006

Client Type
Commercial	$15,942	$1,945	$17,887
Government	64,587	25,256	89,843
Utilities (2)	74,221	55	74,276
Total (1)	$154,750	$27,256	$182,006

Geography (3)
Domestic	$154,750	$27,256	$182,006

	Nine months ended October 3, 2025
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$36,201	$55,341	$91,542
Unit-based	164,209	19,707	183,916
Fixed price	227,337	5,070	232,407
Total (1)	$427,747	$80,118	$507,865

Client Type
Commercial	$47,550	$5,511	$53,061
Government	168,750	74,452	243,202
Utilities (2)	211,447	155	211,602
Total (1)	$427,747	$80,118	$507,865

Geography (3)
Domestic	$427,747	$80,118	$507,865

	Three months ended September 27, 2024
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$7,953	$17,767	$25,720
Unit-based	52,487	4,993	57,480
Fixed price	73,596	1,456	75,052
Total (1)	$134,036	$24,216	$158,252

Client Type
Commercial	$7,964	$1,968	$9,932
Government	61,115	22,155	83,270
Utilities (2)	64,957	93	65,050
Total (1)	$134,036	$24,216	$158,252

Geography (3)
Domestic	$134,036	$24,216	$158,252

	Nine months ended September 27, 2024
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$25,190	$51,193	$76,383
Unit-based	147,022	14,375	161,397
Fixed price	180,422	3,535	183,957
Total (1)	$352,634	$69,103	$421,737

Client Type
Commercial	$23,858	$5,281	$29,139
Government	148,403	63,614	212,017
Utilities (2)	180,373	208	180,581
Total (1)	$352,634	$69,103	$421,737

Geography (3)
Domestic	$352,634	$69,103	$421,737

(1)	Amounts may not add to the totals due to rounding.
(2)	Includes the portion of revenue related to small business programs paid by the end user/customer.
(3)	Revenue from our foreign operations was not material for the three and nine months ended October 3, 2025 and September 27, 2024.

Three Months Ended October 3, 2025 Compared to Three Months Ended September 27, 2024

Contract revenue. Consolidated contract revenue increased $23.8 million, or 15.0%, in the three months ended October 3, 2025, compared to the three months ended September 27, 2024, reflecting increased demand for our services in both our Energy segment and our Engineering and Consulting segment.

Contract revenue in our Energy segment increased $20.7 million, or 15.5%, in the three months ended October 3, 2025, compared to the three months ended September 27, 2024, primarily as a result of increased demand for energy efficiency and electrification services under utility programs, higher construction management revenues, higher planning and advisory consulting revenues, and the incremental revenues from our acquisitions of Enica Engineering, PLCC. (“Enica”) and Alternative Power Generation, Inc. (“APG”).

Contract revenue in our Engineering and Consulting segment increased $3.1 million, or 12.5%, in the three months ended October 3, 2025, compared to the three months ended September 27, 2024, primarily due to increased demand for services provided to our clients, combined with the incremental revenues from our acquisition of Alpha Inspections, Inc. (“Alpha”).

Direct costs of contract revenue. Direct costs of consolidated contract revenue increased $8.3 million, or 7.8%, for the three months ended October 3, 2025, compared to the three months ended September 27, 2024, primarily as a result of the increase and change of mix in contract revenues as described above. As a percentage of contract revenue, subcontractor services and other direct costs decreased to 47.8% in the three months ended October 3, 2025 from 52.2% in the three months ended September 27, 2024. Direct salaries and wages increased $3.8 million, or 15.7%, to support the increased volume of projects in the three months ended October 3, 2025, compared to the three months ended September 27, 2024.

Direct costs of contract revenue in our Energy segment increased $6.7 million, or 7.0%, for the three months ended October 3, 2025, compared to the three months ended September 27, 2024. Direct costs of contract revenue for the Engineering and Consulting segment increased $1.6 million, or 14.9%, in the three months ended October 3, 2025, compared to the three months ended September 27, 2024.

Subcontractor services and other direct costs increased by $4.5 million, or 5.4%, in the three months ended October 3, 2025, compared to the three months ended September 27, 2024, primarily due to the increase in utility program revenues and construction management revenues, which utilize a higher percentage of material cost and installation subcontracting. Salaries and wages increased by $3.8 million, or 15.7%, in the three months ended October 3, 2025, compared to the three months ended September 27, 2024, primarily as a result of the increases in contract revenue as described above.

Gross Profit. Gross profit increased 30.0% to $67.1 million, or 36.9% gross margin, for the three months ended October 3, 2025, compared to gross profit of $51.6 million, or 32.6% gross margin, for the three months ended September 27, 2024. The increase in our gross margin was primarily driven by changes in the mix of revenues as described above.

General and administrative expenses. General and administrative (“G&A”) expenses increased $9.3 million, or 21.7%, to $52.2 million in the three months ended October 3, 2025, compared to $42.9 million for the three months ended September 27, 2024. G&A expenses consisted of an increase of $7.4 million, or 23.1%, in the Energy segment combined with an increase of $1.0 million, or 11.1%, in the Engineering and Consulting segment, and an increase of $0.9 million in unallocated corporate expenses.

The overall increase in G&A expenses consisted of an increase of $5.8 million in salaries and wages, payroll taxes and employee benefits, an increase of $2.1 million in other general and administrative expenses, and an increase of $1.1 million in stock-based compensation. The increase in salaries and wages, payroll taxes and employee benefits was primarily due to increased staffing from acquisitions, an increase in incentive compensation to support revenue growth, consistent with the improvement in operating profit, and higher fringe benefit costs consistent with the growth in direct and indirect labor costs. The increase in other general and administrative expenses was primarily due to increased professional service fees and computer-related expenses. The increase in stock-based compensation expenses was primarily related to new stock grants to current employees, executives, and Board of directors at a higher stock price.

Income (loss) from operations. Operating income increased 71.3% to $14.9 million for the three months ended October 3, 2025, compared to an operating income of $8.7 million for the three months ended September 27, 2024, as a result of the factors noted above.

Total other expense, net. Total other expense, net, decreased $0.6 million, or 51.2%, for the three months ended October 3, 2025, compared to the three months ended September 27, 2024, primarily due to the lower interest expense resulting from the reduced interest rate spread derived from lower debt leverage levels under our credit facilities.

Income tax expense (benefit). Income tax expense was $0.6 million for the three months ended October 3, 2025, an effective tax expense rate of 4.0% on income before income tax expense, compared to an income tax expense of $0.2 million for the three months ended September 27, 2024, an effective tax expense rate of 2.1% on income before tax expense. The increase in the effective tax rate resulted from the higher income before income tax combined with decreases in discrete items related lower energy-efficiency building deductions, partially offset by increases in discrete items related to stock compensation deductions.

Net income (loss). Our net income was $13.7 million for the three months ended October 3, 2025, as compared to a net income of $7.3 million for the three months ended September 27, 2024. The increase in net income was primarily attributable to the increase in income from operations combined with the decrease in total other expense, net, partially offset by the higher effective tax rate.

Nine Months Ended October 3, 2025 Compared to Nine Months Ended September 27, 2024

Contract revenue. Consolidated contract revenue increased $86.1 million, or 20.4%, in the nine months ended October 3, 2025, compared to the nine months ended September 27, 2024, reflecting increased demand for our services in both our Energy segment and our Engineering and Consulting segment.

Contract revenue in our Energy segment increased $75.1 million, or 21.3%, in the nine months ended October 3, 2025, compared to the nine months ended September 27, 2024, primarily as a result of increased demand for energy efficiency and electrification services under utility programs, higher construction management revenues, higher planning and advisory consulting revenues, and the incremental revenues from our acquisitions of Enica and APG.

Contract revenue in our Engineering and Consulting segment increased $11.0 million, or 15.9%, in the nine months ended October 3, 2025, compared to the nine months ended September 27, 2024, primarily due to increased demand for services provided to our clients, combined with the incremental revenues from our acquisition of Alpha.

Direct costs of contract revenue. Direct costs of consolidated contract revenue increased $40.9 million, or 14.9%, for the nine months ended October 3, 2025, compared to the nine months ended September 27, 2024, primarily as a result of the increase and change of mix in contract revenues as described above. As a percentage of contract revenue, subcontractor services and other direct costs decreased to 45.8% in the nine months ended October 3, 2025 from 48.5% in the nine months ended September 27, 2024. Direct salaries and wages increased $13.0 million, or 18.7%, to support the increased volume of projects in the nine months ended October 3, 2025, compared to the nine months ended September 27, 2024.

Direct costs of contract revenue in our Energy segment increased $35.9 million, or 14.8%, for the nine months ended October 3, 2025, compared to the nine months ended September 27, 2024. Direct costs of contract revenue for the Engineering and Consulting segment increased $5.0 million, or 16.0%, in the nine months ended October 3, 2025, compared to the nine months ended September 27, 2024.

Subcontractor services and other direct costs increased by $27.9 million, or 13.6%, in the nine months ended October 3, 2025, compared to the nine months ended September 27, 2024, primarily due to the increase in utility program revenues and construction management revenues, which utilize a higher percentage of material cost and installation subcontracting. Salaries and wages increased by $13.0 million, or 18.7%, in the nine months ended October 3, 2025, compared to the nine months ended September 27, 2024, primarily as a result of the increases in contract revenue as described above.

Gross Profit. Gross profit increased 30.6% to $193.1 million, or 38.0% gross margin, for the nine months ended October 3, 2025, compared to gross profit of $147.8 million, or 35.1% gross margin, for the nine months ended September 27, 2024. The increase in our gross margin was primarily driven by changes in the mix of revenues as described above.

General and administrative expenses. G&A expenses increased $32.0 million, or 25.1%, to $159.4 million in the nine months ended October 3, 2025, compared to $127.3 million for the nine months ended September 27, 2024. G&A expenses consisted of an increase of $23.9 million, or 25.2%, in the Energy segment combined with an increase of $3.0 million, or 10.7%, in the Engineering and Consulting segment, and an increase of $5.1 million in unallocated corporate expenses.

The overall increase in G&A expenses consisted of an increase of $17.0 million in salaries and wages, payroll taxes and employee benefits, an increase of $8.6 million in other general and administrative expenses, an increase of $3.4 million in stock-based compensation, and an increase of $2.9 million in depreciation and amortization. The increase in salaries and wages, payroll taxes and employee benefits was primarily due to increased staffing from acquisitions, an increase in incentive compensation to support revenue growth, consistent with the improvement in operating profit, and higher fringe benefit costs consistent with the growth in direct and indirect labor costs. The increase in other general and administrative expenses was primarily due to increased professional service fees and computer-related expenses. The increase in stock-based compensation expenses was primarily related to new stock grants to current employees, executives and Board of directors at a higher stock price. The increase in depreciation and amortization was primarily related to higher amortization of intangible assets from recent acquisitions.

Income (loss) from operations. Operating income increased 64.6% to $33.7 million for the nine months ended October 3, 2025, compared to an operating income of $20.5 million for the nine months ended September 27, 2024, as a result of the factors noted above.

Total other expense, net. Total other expense, net, increased $0.3 million, or 8.3%, for the nine months ended October 3, 2025, compared to the nine months ended September 27, 2024, primarily due to a one-time charge for unamortized debt issuance costs related to our prior credit facilities combined with a one-time charge related to a facility lease modification, partially offset by lower interest expense resulting from the reduced interest rate spread derived from lower debt leverage levels under our credit facilities.

Income tax expense (benefit). We recorded an income tax benefit of $4.2 million for the nine months ended October 3, 2025, an effective tax benefit rate of 14.1% on income before income tax expense, compared to an income tax expense of $1.9 million for the nine months ended September 27, 2024, an effective tax rate of 11.1% on income before tax expense. The reduction in the effective tax rate resulted from increases in discrete items related to stock compensation deductions and additional energy-efficiency building deductions.

Net income (loss). Our net income was $33.8 million for the nine months ended October 3, 2025, as compared to a net income of $14.9 million for the nine months ended September 27, 2024. The increase in net income was primarily attributable to the increase in income from operations combined with the tax benefit.

Liquidity and Capital Resources

	Nine Months Ended
	October 3,	September 27,
	2025	2024
	(in thousands)
Net cash provided by (used in):
Operating activities	$40,904	$38,611
Investing activities	(40,327)	(6,045)
Financing activities	(41,626)	(2,857)
Net increase (decrease) in cash and cash equivalents	$(41,049)	$29,709

Sources of Cash

Our primary sources of liquidity for the next 12 months and beyond are cash generated from operations, cash and cash equivalents, and available borrowings under our Revolving Credit Facility and Delayed Draw Term Loan under the Credit Agreement (the “Credit Facilities”). We believe these sources will be sufficient to finance our operating activities for at least the next 12 months.

As of October 3, 2025, we had a fully drawn $50.0 million term loan with $49.4 million outstanding, a $100.0 million Revolving Credit Facility with no borrowed amounts outstanding and $1.6 million in letters of credit issued, and a $50.0 million Delayed Draw Term Loan which has not been drawn on. The Delayed Draw Term Loan must be drawn before May 2027. The Credit Facilities are each scheduled to mature on May 5, 2030. In addition to the Credit Facilities, we had $33.1 million of unrestricted cash and cash equivalents as of October 3, 2025. Unhedged borrowings under our Credit Facilities, exclusive of the effects of upfront fees, undrawn fees and issuance cost amortization, bore interest at an annual rate of 5.7% as of October 3, 2025. See Part I, Item 1, Note 6, “Debt Obligations”, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information regarding our indebtedness, including information about Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) and repayments, principal repayment terms, interest rates, covenants, and other key terms of our outstanding indebtedness.

Cash Flows from Operating Activities

Cash flows provided by operating activities were $40.9 million for the nine months ended October 3, 2025, as compared to cash flows provided by operating activities of $38.6 million for the nine months ended September 27, 2024. Cash flows from operating activities primarily consists of net income, adjusted for non-cash charges, such as depreciation and amortization and stock-based compensation, plus or minus changes in current operating assets and liabilities. Cash flows provided by operating activities for the nine months ended October 3, 2025, resulted primarily from the increase in earnings partially offset by higher working capital requirements to support the expansion of revenue. Cash flows provided by operating activities for the nine months ended September 27, 2024, resulted primarily from the increase in earnings and reduced working capital requirements resulting from faster billing and improved collections.

Cash Flows from Investing Activities

Cash flows used in investing activities were $40.3 million for the nine months ended October 3, 2025, as compared to cash flows used in investing activities of $6.0 million for the nine months ended September 27, 2024. Cash flows used in investing activities for the nine months ended October 3, 2025 and September 27, 2024, were primarily due to cash paid for acquisitions, combined with cash paid for the development of proprietary software and the purchase of computers and equipment.

Cash Flows from Financing Activities

Cash flows used in financing activities were $41.6 million for the nine months ended October 3, 2025, as compared to cash flows used in financing activities of $2.9 million for the nine months ended September 27, 2024.

For the nine months ended October 3, 2025, cash flows used in financing activities were primarily attributable to the $39.0 million cash used to pay down our Revolving Credit Facility, $5.1 million cash used to pay withholding taxes on stock grants, $1.1 million principal payments on finance leases combined with repayments and borrowings of $90.0 million and $88.4 million, respectively, related to our Amended and Restated Credit Agreement. Cash flows used in financing activities were partially offset by $3.2 million of proceeds from sales of common stock under the employee stock purchase plan, and $2.5 million in proceeds from stock option exercise. Cash flows used in financing activities for the nine months ended September 27, 2024 were primarily attributable to the repayments of $5.6 million under our Term Loan, $1.2 million cash used to pay withholding taxes on stock grants, and $1.0 million principal payments on finance leases, partially offset by $2.8 million of proceeds from sales of common stock under employee stock purchase plan and $2.4 million in proceeds from stock option exercises.

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

Contractual Obligations

The following table sets forth our known contractual obligations as of October 3, 2025:

		Less than			More than
Contractual Obligations	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
	(in thousands)
Debt (1)	$49,071	$2,500	$4,859	$41,712	$—
Interest payments on debt outstanding (2)	12,032	2,791	5,174	4,067	—
Operating leases	16,205	4,883	5,893	1,943	3,486
Finance leases	2,606	1,247	1,281	78	—
Total contractual cash obligations	$79,914	$11,421	$17,207	$47,800	$3,486
(1)	Debt includes $49.1 million outstanding on our Term Loan A (“TLA”), net of issuance costs, no borrowed amounts outstanding on our Revolving Credit Facility, and no borrowed amounts outstanding on our Delayed Draw Term Loan as of October 3, 2025. We have assumed no future borrowings or repayments after October 3, 2025 (other than at maturity) for purposes of this table. Our TLA and Revolving Credit Facility are scheduled to mature on May 5, 2030.
(2)	Borrowings under our TLA and Revolving Credit Facility bear interest at a variable rate. Future interest payments on our Credit Facility are estimated using floating rates in effect as of October 3, 2025.

We have contingent obligations to make earnout payments in connection with our acquisitions of Enica and APG, subject to their future financial performance. We are obligated to pay up to $6.0 million in cash if Enica exceeds certain financial targets during the two years after the Enica closing date of October 23, 2024, and are obligated to pay up to $18.0 million in cash if APG exceeds certain financial targets during the three years after the APG closing date of March 3, 2025. As of October 3, 2025, we had contingent consideration payable of $18.5 million related to the acquisitions of Enica and APG and, through the nine months ended October 3, 2025, our statement of operations includes $2.3 million of interest accretion (excluding fair value adjustments) related to the contingent consideration.

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

Components of Revenue and Expense

Contract Revenue

We generally provide our services under contracts, purchase orders or retainer letters. The agreements we enter into with our clients typically incorporate one of three principal types of pricing provisions: time-and-materials, unit-based, and fixed price. Revenue on our time-and-materials and unit-based contracts are recognized as the work is performed in accordance with specific terms of the contract. As of October 3, 2025, 18% of our contracts are time-and-materials contracts, 36% are unit-based contracts, and 46% are fixed price contracts, compared to 18% are time-and-materials contracts, 38% are unit-based contracts, and 44% are fixed price contracts, as of September 27, 2024.

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

As of October 3, 2025, we had cash and cash equivalents of $33.1 million. This amount represents cash on hand in business checking accounts with our banks. We do not engage in trading activities and do not participate in foreign currency transactions.

We are subject to interest rate risk in connection with our Term Loan A (“TLA”) and borrowings, if any, under our Revolving Credit Facility, each of which bears interest at variable rates. As of October 3, 2025, the Company had a fully drawn $50.0 million TLA with $49.4 million outstanding, a $100.0 million Revolving Credit Facility with no borrowed amounts, and $1.6 million in letters of credit issued, and a $50.0 million Delayed Draw Term Loan with no borrowed amounts. Each of our TLA, Revolving Credit Facility and Delayed Draw Term Loan mature on May 5, 2030 and are governed by our Credit Agreement.

Based upon the amount of our outstanding indebtedness as of October 3, 2025, a one percentage point increase in the effective interest rate would change our annual interest expense by approximately $0.5 million in fiscal year 2025.

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

In connection with the preparation of this Quarterly Report, an evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of October 3, 2025. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, as of October 3, 2025.

On January 31, 2025, and March 3, 2025, we completed the acquisition of Alpha, and APG, respectively. Prior to the acquisition, Alpha, and APG were privately-held companies and were not subject to the Sarbanes-Oxley Act of 2002, the rules and regulations of the SEC, or other corporate governance requirements applicable to public reporting companies. As part of our ongoing integration activities, we are continuing to incorporate our controls and procedures into Alpha, and APG, and, if needed, to augment our company-wide controls to reflect the risks that may be inherent in the acquisition of these privately-held companies.

Other than our integration of Alpha, and APG, there have been no changes in our internal control over financial reporting during the quarter ended October 3, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the fiscal quarter ended October 3, 2025, we made the following repurchases of shares of our common stock from employees to satisfy tax withholding obligations incurred in connection with the vesting of restricted stock:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Programs
July 5, 2025 – August 1, 2025	—	—	—	—
August 2, 2025 – August 29, 2025	18,773	$109.40	—	—
August 30, 2025 – October 3, 2025	—	—	—	—
TOTAL	18,773	$109.40	—	—

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
November 6, 2025