Form 10-K
period 2026-01-02
Willdan Group, Inc.
filed 2026-02-27
CIK 1370450

“C/l

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended January 2, 2026.
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ⌧ No ◻

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as reported on the Nasdaq Global Market, as of the last business day of the registrant’s most recently completed second fiscal quarter was $1.0 billion.

On February 25, 2026, there were 14,796,110 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Designated portions of the Proxy Statement relating to registrant’s 2026 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of fiscal year 2025, are incorporated by reference into Part III of this Report.

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

All of our forward-looking statements are subject to risks and uncertainties that may cause our actual results to differ materially from our expectations. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to:

●	our ability to adequately complete projects in a timely manner;
●	our ability to compete successfully in the highly competitive energy services market;
●	our reliance on work from our top ten clients;
●	changes in state, local and regional economies and government budgets;
●	our ability to win new contracts, to renew existing contracts and to compete effectively for contracts awarded through bidding processes;
●	our ability to realize the full amount of our backlog;
●	our ability to make principal and interest payments on our outstanding debt as they come due and to comply with the financial covenants contained in our debt agreements;
●	our ability to manage supply chain constraints, labor shortages, elevated interest rates, and elevated inflation;
●	our ability to obtain financing and to refinance our outstanding debt as it matures;
●	our ability to successfully integrate our acquisitions and execute on our growth strategy; and
●	our ability to attract and retain managerial, technical, and administrative talent.

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

PART I

ITEM 1. BUSINESS

Overview

Willdan Group, Inc. (“Willdan”) is a provider of professional, technical and consulting services to utilities, private industry, and public agencies at all levels of government. As resource and infrastructure needs undergo continuous change, we help organizations and their communities evolve and thrive by providing a wide range of technical services for energy solutions, greenhouse gas reduction, and government infrastructure needs. Through engineering, program management, policy advisory, and software and data analytics, we plan, design and deliver comprehensive, innovative, cost-effective and proven solutions to improve efficiency, resiliency, and sustainability in energy and infrastructure to our clients.

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

Our overall growth strategy revolves around a combination of strong organic expansion and strategic acquisitions which provides us the ability to expand the breadth and depth of the services we provide to new and existing clients. We believe that we are well positioned to capitalize on the ongoing expansion and transformation of the energy and infrastructure environments as they adapt to climate change and other environmental challenges, electrification, and technology advancements, including the growing demand in load growth being fueled by artificial intelligence (“AI”) data centers, electric vehicles and other political and technological changes.

We operate our business through a nationwide network of offices spread across 22 states, the District of Columbia, the Canadian province of Alberta, and the Commonwealth of Puerto Rico. We serve a majority of the largest investor-owned electric utilities and over half of the largest municipal utilities in the United States (“U.S.”). Our business with public and private utilities has concentrations in California and New York, but includes numerous other utilities in the Midwest, Northeast, Southeast and Mountain states. Additional acquisitions may continue to expand our geographic footprint. Our business with public agencies is concentrated in California, New York, and Nevada with ongoing expansion into Texas, Florida, Kentucky, and South Carolina. We also serve special districts, school districts, and a large range of public agencies and private industry throughout the U.S.

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

We believe the energy services market will continue to expand in response to the increasing awareness of sustainability issues, including global warming and climate change, and the advent of new technologies in renewable energy generation and the electrification of the nation’s economy through technology advances and changing consumption patterns. In addition, the rapid growth in AI is creating increased power demand from data centers and thus becoming a key driver in expanding the energy services market. Private industry and public agencies increasingly seek out cost-effective, turnkey solutions that provide innovative plans, tools, and solutions to address energy efficiency, renewable energy, water conservation and sustainability. State and local governments frequently turn to specialized resource conservation firms to help strike the balance between environmental responsibility and economic competitiveness. The use of energy services, including audits, program design, benchmark analyses, metering and incentivized sale and installation of energy efficiency measures provides public agencies, utilities, and commercial/industrial firms with the ability to realize long-term energy savings and greenhouse gas reductions.

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

We are a professional services firm focused on transformational growth and value creation for our clients, employees and shareholders. We seek to establish long-term close working relationships with our clients and expand the breadth and depth of the services we provide to them over time. We believe the market for these services is, and will be, driven by a number of factors, including:

●	Demand for services and solutions that provide energy efficiency, greenhouse gas reduction, sustainability, electrification, water conservation, infrastructure development and renewable energy in the public and private sectors;
●	Changes in technology, such as AI and related data centers, battery storage and electric vehicles that affect the generation, distribution and consumption of energy;
●	Ongoing efforts to upgrade aging energy infrastructure to meet power, transmission, and environmental goals and requirements;
●	The increasing challenge to balance energy demand from electrification and trends toward electric vehicles with the changing sources of energy from wind, solar, and distributed energy resources;
●	The need for small and medium sized communities to obtain highly specialized services without incurring the costs of hiring permanent staffing and the associated support structure;
●	Financial assistance from utilities, government-funded programs and state legislation for local communities to provide services to constituents; and
●	Changes in government policy.

Our Services

We offer services in two financial reporting segments: (i) Energy and (ii) Engineering and Consulting. Management established these segments based upon the services provided, the different marketing strategies associated with these services, and the specialized needs of their respective clients.

The following table presents the approximate percentage of our consolidated contract revenue attributable to each financial reporting segment.

	Fiscal Year
	2025	2024	2023
Energy	85%	84%	84%
Engineering and Consulting	15%	16%	16%

During fiscal year 2025, we derived 27.4% of our Energy segment contract revenues from two customers, Clark County School District and Southern California Edison. During fiscal year 2025, we had no individual customers that accounted for more than 10% of our Engineering and Consulting segment contract revenues.

For further information related to our financial reporting segments, see Part II, Item 8, Note 9, “Segment and Geographical Information”, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Energy Services

Our Energy segment provides specialized, innovative, and comprehensive energy solutions to businesses, utilities, state agencies, municipalities, and non-profit organizations. Our experienced engineers, consultants, and staff help our clients realize cost and energy savings by tailoring efficient and cost-effective solutions to assist in optimizing energy spend. Our energy services include comprehensive audit and surveys, program design, master planning, demand reduction, grid optimization, benchmarking analyses, design engineering, AI data center power solutions, construction management, performance contracting, installation, alternative financing, measurement and verification services, and advances in software and data analytics for long term planning.

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

Engineering and Consulting Services

Willdan provides public agencies with a comprehensive suite of engineering, building and safety, and financial consulting services designed to support safe, sustainable, and fiscally responsible community development. Our integrated teams deliver end-to-end expertise across planning, design, permitting, financing, and implementation, helping agencies navigate growth, modernize infrastructure, streamline operations, and meet regulatory requirements.

Our Engineering and Consulting Services include civil engineering and construction management; building and safety services; city engineering and planning support; civil design; geotechnical services; and materials testing. Our capabilities span traffic, bridges, rail, ports, water systems, and other major infrastructure projects. In addition to technical expertise, we provide economic and financial consulting that helps agencies plan, fund, and maintain both daily operations and long-term capital programs. This includes guidance on public-sector financing tools, assistance with mandated reporting and compliance, and independent financial advisory services for municipal securities without providing underwriting. In general, contracts for engineering and consulting services are awarded by public agencies based primarily upon the qualifications of the engineering or consulting professional, rather than the proposed fees. We have longstanding relationships with many of these agencies and are recognized as having relevant expertise and customer focused services. A substantial percentage of our work is for existing clients that we have served for many years.

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

Federal Compliance. We offer services that support bonded debt compliance reporting for cities, counties, states, school districts, water districts, housing authorities, 501(c)(3) and other municipal entities. We provide federal compliance services to approximately 740 issuers in 43 states and the District of Columbia managing approximately $65 billion in municipal debt.

Clients

Our clients primarily consist of investor and municipal owned energy utilities, public and governmental agencies including cities, counties, redevelopment agencies, water districts, school districts and universities, state agencies, and a variety of other special districts and agencies. We also provide services to private industry, hospitals, hotels, and a wide variety of other commercial and industrial enterprises.

We are organized to profitably manage numerous small and large contracts at the same time. The majority of our contracts typically range from $10,000 to $10,000,000 in contract revenue; however, several of our construction management service contracts exceed $20,000,000 and can range up to $130,000,000 in construction value. In addition, many of our multi-year utility program management contracts exceed $10,000,000 and, some of our largest contracts have provided contract limits in excess of $250,000,000 in revenue over a period of five years for the management of utility incentive programs for the implementation of energy efficiency measures. Individual projects under our contracts typically have a duration of between two and twenty-four months, but our utility contracts often provide terms of up to five years and we have city services contracts that have been renewed or re-awarded and in effect for over 30 years. Most of our contracts include a provision allowing for termination for convenience after reimbursement of any unbilled effort under the contract. As of January 2, 2026, we had approximately 2,600 open projects.

During fiscal year 2025, we had two individual customers that accounted for more than 10% of our consolidated contract revenues, Clark County School District and Southern California Edison. Our top 10 customers accounted for 50.7% of our consolidated contract revenues.

Our largest clients are based in California, New York, and Nevada. In fiscal year 2025, services provided to clients in California, New York, and Nevada accounted for 43.5%, 19.0%, and 11.8% of our consolidated contract revenue, respectively.

We collaborate with Southern California Edison (“SCE”) who has contracted with us to develop, implement, and offer their commercial energy services programs to SCE customers. We are the implementer of the Commercial Program, which is targeted to help SCE customers lower their energy bills and reduce demand and energy usage by providing technical services, connection to financing, and financial incentives to identify and install energy efficiency measures. To support this effort, we provide full-service program implementation, including customer outreach, performing energy audits, and facilitating installation and verifying savings of approved energy efficiency measures.

We work with the Clark County School District in Nevada in their Lighting Upgrade Project. We are responsible for development, design, construction management, measurement, verification, operations and maintenance of the project components for over 200 schools and support facilities covering in excess of 23.7 million square-feet. These projects included lighting replacement with LED technology and enhanced lighting controls projects at all included school buildings.

We also collaborate with the Los Angeles Department of Water and Power (“LADWP”) through the Commercial Direct Install Program, which is a small business lighting energy efficiency program that serves all commercial customers in the LADWP territory with demand up to 250kW. On average, this program typically implements approximately 8,000 energy efficiency projects a year and has implemented over 100,000 projects since program inception in 2008. Over that time, we have saved the LADWP and its customers over half a million MWh per year and almost one hundred MW of peak demand.

We work with Duke Energy - Progress to manage the small business direct install program in North Carolina and South Carolina. Since its launch in 2013, the program has grown to encompass all eligible Duke Energy customers in North Carolina, South Carolina, Indiana, and Kentucky. The Small Business Energy Saver Program offers eligible commercial customers the opportunity to retrofit a comprehensive list of existing inefficient equipment with more energy-efficient measures. The program provides integrated turn-key services including program marketing, energy assessments, installation by local contractors, up to 80 percent incentives to offset the cost of projects, and education to encourage the replacement of existing equipment with improvements in lighting, refrigeration, and HVAC.

We implement Consolidated Edison’s Small and Medium Business Program across the utility's New York City and Westchester County service area, as well as Consolidated Edison’s Multifamily program, their largest energy efficiency program. After giving effect to renewals and extensions, both contracts continue through the end of 2026. These programs help customers save energy, lower their bills, and protect the environment by providing financial incentives to identify and buy down the cost of energy efficiency measures. They also provide incentives to customers who electrify their buildings and reduce their carbon footprint by installing heat pumps. To support this effort, we provide full-service program implementation including outreach and direct sales to potential commercial customers, on-site energy efficiency assessments, direct implementation of energy savings measures and participating contractor management. The administration of incentive payments to other contractors providing services through the program is included in our scope, but the structure of the contract is such that these payments are not included in revenue or expenses. Consolidated Edison may terminate the contract at any time for any reason. Consolidated Edison has been a customer of ours since 2009.

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

Contract Structure

We generally provide our services under contracts, purchase orders, licensing agreements or retainer letters. The agreements we enter into with our clients typically incorporate one of three principal types of pricing provisions:

●	Time-and-materials provisions provide for reimbursement of costs and overhead plus a fee for labor based on the time expended on a project multiplied by a negotiated hourly billing rate. The profitability achievable on a time-and-materials basis is driven by billable headcount, staff utilization, and cost control.
●	Unit-based provisions require the delivery of specific units of work, such as energy efficiency savings goals measured in kWh or Therms or other energy efficiency metrics, arbitrage rebate calculations, software access terms, dissemination of municipal securities continuing disclosure reports, or building plan checks, at an agreed price per unit, with the total payment under the contract determined by the actual number of units performed.

●	Fixed price provisions require all work under a contract to be performed for a specified lump sum, which may be subject to adjustment if the scope of the project changes. Contracts with fixed price provisions carry certain inherent risks, including risks of losses from underestimating costs, delays in project completion, problems with new technologies, price increases for materials, and economic and other changes that may occur over the contract period. Consequently, the profitability, if any, of fixed price contracts can vary substantially. We typically mitigate some of these risks through the use of fixed price subcontracts for services, material, and equipment which often cover the majority of the costs to be incurred under these contracts.

The following table presents, for the periods indicated, the approximate percentage of our contract revenue subject to each type of pricing provision:

	Fiscal Year
	2025	2024	2023
Time-and-materials	18%	18%	19%
Unit-based	35%	40%	42%
Fixed price	47%	42%	39%
Total	100%	100%	100%

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

Backlog

We define backlog as the future revenue we expect to receive from our contracts with clients. Our contracts contain various types of pricing provisions, including fixed price, time-and-materials, and unit-based provisions. Most of our contracts have specified funded ceilings, which define the maximum revenue to be derived under the contract terms. The unused, or unrecognized, revenue ceiling, adjusted downward if we expect to ultimately recognize less revenue than the unused revenue ceiling, comprises the amount of backlog we report. A small percentage of our client contracts, like some of our municipal service contracts, do not have a specified funded maximum ceiling as revenue is derived as a percentage of certain fees that are paid to the municipality, such as permitting fees. In those cases, we estimate the amount of revenue expected for up to one year based on past utilization experience and include those expected revenues in the reported backlog.

For fixed price contracts, we include expected future revenue in backlog at the contract price when the contract has been executed, less any revenue recognized to date. For time-and-materials contracts, we include expected future revenue at the contract ceiling amount when the contract has been executed, less any revenue recognized to date. For unit-based contracts we include expected future revenue in backlog in the amount of total capacity under the contract when the contract has been executed, less any revenue recognized to date. The total capacity of the unit-based contract is the amount that will be owed to us if we provide services up to the maximum of the contract. Many of our utility contracts have funded ceiling amounts that may or may not be fully utilized during the contract period due to a variety of factors. In the event that we do not provide services up to total capacity, or in the event that we do not foresee being able to provide services up to that total capacity, we will remove those amounts from our backlog.

The funded value of some of our larger contracts cover time periods of up to five years. Accordingly, their backlog value declines each year as revenue is recognized and the backlog level is not replenished unless and until the contract is renewed at the end of the contract period. The impact of this effect means changes in backlog levels over relatively short periods of time may not be a reliable metric for predicting future growth.

Most of our contracts include provisions that allow for project cancellations or scope adjustments at the option of our clients, though those options are rarely exercised. In the event that this occurs, any remaining contract value is removed from our backlog.

As of January 2, 2026, our total backlog was $1.0 billion.

For further information related our contract accounting, see Part II, Item 8, Note 1, “Organization and Operations of the Company”, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Competition

The markets for energy efficiency and sustainability, engineering, construction management, economic and financial consulting, design planning and national preparedness services are competitive and highly fragmented. Our competition varies by type of client, type of service and geography. The range of competitors for any one project can vary depending upon technical specialties, the relative value of the project, geographic location, financial terms, risks associated with the work, and any client-imposed restrictions. We often compete with many other technical service firms ranging from small local firms to large international firms. Contract awards are based primarily on qualifications, relevant experience, staffing capabilities, geographic presence, financial stability, customer service, and price. We face strong competition primarily from other regional, national, and international providers of energy efficiency and sustainability consulting services, local electrical and mechanical contractors and engineering firms, lighting and lighting fixture manufacturers and distributors. In addition to our existing competitors, new competitors such as large national or international engineering and/or construction companies could enter our markets.

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

Unlike some of our competitors, we focus our services on utilities, commercial and industrial markets, and public sector clients and generally exclude most residential services. Utility and public sector clients generally choose among competing firms by weighing the quality, experience, innovation and timeliness of the firm’s services. When selecting consultants for engineering projects, many utilities and government agencies are required to, and others choose to, employ Qualifications Based Selection (“QBS”). QBS requires the selection of the most technically qualified firms for a project, while the financial and legal terms of the engagement are generally secondary.

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

Our Workforce

As of January 2, 2026, we employed a total of 1,814 employees, excluding contractors. Our employees include, among others, licensed electrical, mechanical, structural, geotechnical and civil engineers; land surveyors; certified building officials; certified inspectors and plans examiners; licensed architects and landscape architects; certified planners; energy sales and audit specialists; installation technicians; program managers; policy advisors, economists, and information technology specialists. We believe that we attract and retain highly skilled personnel with significant industry experience and strong client relationships by offering them challenging assignments in a dynamic work environment that recognizes, supports, and encourages diverse backgrounds and inter-cultural cooperation combined with compensation and employee benefit programs that are competitive with those offered by our competitors. See Part I, Item 1A, "Risk Factors" included in this Annual Report on Form 10-K for a discussion of the risks related to the loss of key personnel or our inability to attract and retain qualified personnel.

The following table sets forth the number of our employees in each of our business segments and our holding company:

	Fiscal Year
	2025	2024	2023
Energy	909	865	814
Engineering and Consulting	793	801	714
Holding Company Employees (Willdan Group, Inc.)	112	95	88
Total	1,814	1,761	1,616

Environmental Stewardship

As a leading energy solutions provider and sustainability consultant, environmental sustainability, including climate change mitigation, is at the core of our identity. We deliver comprehensive solutions to our clients to reduce their carbon intensity and facilitate their transition to a net-zero carbon future. We provide planning and policy analysis for governments, regulators, and utilities, as well as innovative financing programs that bring the benefit of clean energy to underserved neighborhoods and disadvantaged customers.

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

Intellectual Property

We believe we have strong name recognition and that this provides us with a competitive advantage in obtaining new business. Consequently, we believe it is important to protect our brand identity through trademark registrations. The Willdan, Willdan Group, Inc., Willdan Engineering, Willdan Energy Company, Willdan Financial Services, and Willdan Energy Solutions names are service marks of ours. We have obtained federal service mark registration with the United States Patent and Trademark Office for the “Willdan” and “Willdan Group, Inc.” names, and our stylized “W” logo. The name and logo of our proprietary software, MuniMagic+SM, our California energy efficiency CEDA, as well as our proprietary platform as a service VIEWPOINT are also registered marks, and we have registered a federal copyright for the source code for the MuniMagic+SM software. In connection with our acquisitions, we have obtained trademarks for E3, Enerpath, Enerworks, Main Street Efficiency, NEO, Net Energy Optimizer, Collaboration Analysis Research, LoadSEER, several Weidt Group designs and the patent for “Optimization of Microgrid Energy Use and Distribution”.

Available Information

We maintain an Internet website at http://www.willdan.com. Through our website, in the “Investors” section under the heading “Financial—SEC Filings”, we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and amendments to those reports, as soon as reasonably practicable after we electronically file or furnish such materials to the SEC. We also make available on this website our prior earnings calls under the heading “Events and Presentations” and our Code of Ethical Conduct under the heading “Governance.” The information on our website is not a part of or incorporated by reference into this filing. The SEC maintains an Internet site that contains reports, proxy, and information statements and other information regarding our filings at http://www.sec.gov.

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

Our backlog is subject to cancellation, adjustments and changing economic conditions and is an uncertain indicator of future operating results.

We include in backlog the future revenue we expect to receive from our contracts with clients. For contracts without specified funding ceilings, which comprise a small percentage of our contracts, backlog is reported as expected revenue for up to one year. For contracts with specified funding ceilings, which comprise most of our contracts, we report the unused, or unrecognized, revenue ceiling, adjusted downward if we expect to ultimately recognize less revenue than the unused revenue ceiling, as the amount of backlog. We cannot guarantee that the revenue projected in our backlog will be realized or, if realized, will result in profits. In addition, project delays, suspensions, terminations, cancellations, reductions in scope, or other adjustments do occur from time to time in our industry due to considerations beyond our control and may have a material impact on the value of reported backlog with a corresponding adverse impact on future revenues and profitability. For example, most of our contracts include a provision allowing for termination for convenience after reimbursement of any unbilled effort under the contract. In the event that this occurs, any remaining contract value is removed from our backlog. These types of backlog reductions could adversely affect our revenue and margins. As a result of these factors, our backlog as of any particular date is an uncertain indicator of our future earnings.

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

The global economy has experienced periods of supply chain constraints and labor shortages. These conditions increase the costs for materials, other goods, and labor, and have caused delivery and project performance schedules to be extended. When these conditions occur, increases in the cost and difficulty of recruiting and retaining employees, could result in project delays or cancellations which could negatively impact our operations and financial results.

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

Because we have completed a number of acquisitions, goodwill and other intangible assets represent a substantial portion of our assets. Under Generally Accepted Accounting Principles in the United States, we are required to perform a goodwill impairment test for potential impairment at least on an annual basis. We also assess the recoverability of the unamortized balance of our intangible assets when indications of impairment are present based on expected future profitability and undiscounted expected cash flows and their contribution to our overall operations. The goodwill impairment test requires us to determine the fair value of our reporting units, which are the components at or one level below our reportable segments. In determining fair value, we make significant judgments and estimates, including assumptions about our strategic plans with regard to our operations. We also analyze current economic indicators and market valuations to help determine fair value. To the extent economic conditions that would impact the future operations of our reporting units change, our goodwill may be deemed to be impaired, and we would be required to record a non-cash charge that could result in a material adverse effect on our business, results of operations and financial condition. We had no goodwill impairment in fiscal years 2025, 2024, or 2023.

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

In the ordinary course of business, we have been and may be in the future be targeted by malicious cyber-attacks. Cybersecurity attacks in particular are evolving, and we and the third parties with whom we work face the constant risk of cybersecurity threats, including, among other things, computer viruses, malicious code, social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), denial-of-service attacks, credential stuffing attacks, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software and hardware failures, attacks enhanced or facilitated by AI, and other electronic security breaches that could lead to disruptions in critical systems, unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, encryption, access to, release or other compromise of confidential or sensitive information. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to material adverse consequences. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors.

While we have implemented security measures designed to protect against cyber security breaches, there can be no assurance that these measures will be effective. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems. For example, threat actors may use an initial compromise of one part of our environment to gain access to other parts of our environment, or leverage a compromise of our networks or systems to gain access to the networks or systems of third parties with whom we work, such as through phishing or supply chain attacks. We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties with whom we work). We may not, however, detect and remediate all such vulnerabilities including on a timely basis. Further, we may experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a cyber security breach or other interruption.

Any of the previously identified or similar threats could cause a cyber security breach or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our confidential or sensitive information or our information technology systems, or those of the third parties with whom we work. For example, we have been the target of unsuccessful phishing attempts in the past, and expect such attempts will continue in the future. Applicable data privacy and security obligations may require us, or we may voluntarily choose, to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents, or to take other actions, such as providing credit monitoring and identity theft protection services.

In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Furthermore, our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations.

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

Laws, regulations and other obligations (including without limitation applicable guidance, industry standards, external and internal privacy and security policies and statements, and contractual requirements) relating to personal data and data privacy are constantly evolving, as federal, state, local and foreign governments adopt new measures addressing data privacy. Numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These laws impose stringent obligations. For example, the California Consumer Privacy Act, as amended (“CCPA”), which applies to business representative and other types of personal data of California residents, provides for fines of up to $7,988 per intentional violation and allows private litigants affected by certain data breaches to recover significant statutory damages.

We publish privacy policies, marketing materials and other statements concerning data privacy, and security. Regulators in the United States are increasingly scrutinizing these statements, and if these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, misleading, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences. Our privacy obligations, including applicable laws and regulations, may be interpreted or applied in a manner that is inconsistent with each other and may complicate our existing data privacy practices. Evolving compliance and operational requirements under the privacy laws of the jurisdictions in which we operate, regulations, and other obligations have become increasingly burdensome and complex. Our failure to comply (or perceived failure to comply) with these obligations could result in costly enforcement actions (including regulatory proceedings, investigations, fines, penalties, audits, and inspections), litigation (including class action claims) or mass arbitration demands, penalties and fines, require us to change our business practices or cause business interruptions, and may lead to liabilities and other harms.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk management and strategy

The Company has incorporated evaluation of cybersecurity threats into its overall risk management strategy. As such, we have established a cybersecurity program designed to address applicable legal requirements. Through its internally dedicated cybersecurity team, combined with cybersecurity-specific technologies and external cybersecurity service professionals, the Company assesses, identifies, and manages material risks from cybersecurity threats to its critical computer networks, hardware and software, and data.

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

For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, “Cyber security breaches or other systems and information technology interruptions could result in liability, harm our reputation, impact our ability to operate, and other material adverse consequences.”

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

ITEM 2. PROPERTIES

Our corporate headquarters is located at 2401 East Katella Avenue, Anaheim, California, where we lease approximately 18,000 square feet of office space. In addition, we lease office space in 48 other locations nationwide. In addition to the U.S. locations, we also have one office in Canada and one office in the Commonwealth of Puerto Rico. In total, our facilities contain approximately 224,000 square feet of office space and are subject to leases that expire through 2034. We rent a small portion of this total space on a month-to-month basis. We believe that our existing facilities are adequate to meet current requirements and that suitable additional or substitute space will be available as needed to accommodate any expansion of operations and for additional offices.

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

Stockholders

As of February 25, 2026, there were 197 stockholders of record of our common stock. This number does not include persons who hold our common stock in nominee or “street name” accounts through brokers or banks.

Dividends

We did not declare or pay cash dividends on our common stock in fiscal years 2025, 2024, or 2023.

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

The customized peer group consists of Ameresco, Inc., American Superconductor Corporation, Bowman Consulting Group Ltd., C3.ai, Inc., CECO Environmental Corporation, CRA International Inc., Exponent, Inc., Huron Consulting Group, Inc., ICF International, Inc., Limbach Holdings, Inc., LSI Industries Inc., Montrose Environmental Group, Inc., Shoals Technologies Group, Inc, Thermon Group Holdings, Inc., and TIC Solutions. The old peer group consisted of American Superconductor Corporation, Ameresco, Inc., Bowman Consulting Group Ltd., C3.ai, Inc., Exponent, Inc., ICF International, Inc., Iteris, Inc., Limbach Holdings, Inc., LSI Industries Inc., Montrose Environmental Group, Inc., NV5 Global, Inc., Quest Resource Holding Corporation, RCM Technologies, Inc., Resource Connection, Inc., and Stem, Inc.

The peer group investment is weighted by market capitalization as of January 1, 2021 and is adjusted monthly. An investment of $100, with reinvestment of all dividends, is assumed to have been made in our common stock, in the peer group, and in the Nasdaq Composite on January 1, 2021, and the relative performance of each is tracked through and including January 2, 2026. The stock price performance shown in the graph is not necessarily indicative of future stock price performance.

Recent Sales of Unregistered Securities

None.

Issuer Repurchases of Equity Securities

During the fiscal quarter ended January 2, 2026, we made the following repurchases of shares of our common stock from employees to satisfy tax withholding obligations incurred in connection with the vesting of restricted stock:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Programs
October 4, 2025 – October 31, 2025	3,049	$94.51	—	—
November 1, 2025 – November 28, 2025	611	$94.51	—	—
November 29, 2025 – January 2, 2026	—	—	—	—
TOTAL	3,660	$94.51	—	—

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Company

We are a provider of professional, technical and consulting services to utilities, private industry, and public agencies at all levels of government. As resource and infrastructure needs undergo continuous change, we help organizations and their communities evolve and thrive by providing a wide range of technical services for energy solutions, greenhouse gas reduction, and government infrastructure. Through engineering, program management, policy advisory, and software and data analytics, we plan, design and deliver comprehensive, innovative, cost-effective, and proven solutions to improve efficiency, resiliency, and sustainability in energy and infrastructure to our clients.

Our broad portfolio of services operates within two financial reporting segments: (1) Energy and (2) Engineering and Consulting. The interfaces and synergies between these segments are important elements of our strategy to design and deliver trusted, comprehensive, innovative, and proven solutions and services for our customers.

Our Energy segment provides specialized, innovative, comprehensive energy solutions to businesses, utilities, state agencies, municipalities, and non-profit organizations. Our experienced engineers, consultants, and staff help our clients realize cost and energy savings by tailoring efficient and cost-effective solutions to assist in optimizing energy spend. Our energy services include comprehensive audit and surveys, program design, master planning, demand reduction, grid optimization, benchmarking analyses, design engineering, AI data center power solutions, construction management, performance contracting, installation, alternative financing, measurement and verification services, and advances in software and data analytics for long-term planning.

Our Engineering and Consulting segment provides civil engineering and construction management, building and safety services, city engineering and planning support, civil design, geotechnical services, and material testing. Our capabilities span traffic, bridges, rail, port, water systems, and other major infrastructure projects. In addition to technical expertise, we provide economic and financial consulting that helps agencies plan, fund, and maintain both daily operations and long-term capital programs. We also support the mandated reporting and other requirements associated with these financings. We provide financial advisory services for municipal securities but do not provide underwriting services.

Results of Operations

Summary comparison of fiscal years 2025, 2024, and 2023

The following table sets forth, for the periods indicated, certain information derived from our consolidated statements of comprehensive income(1):

	Fiscal Year
	2025		2024		2023

	(in thousands, except percentages)
Contract revenue	$681,552	100.0%	$565,798	100.0%	$510,095	100.0%
Direct costs of contract revenue:
Salaries and wages	109,098	16.0	93,543	16.5	89,915	17.6
Subcontractor services and other direct costs	316,772	46.5	269,473	47.6	240,413	47.1
Total direct costs of contract revenue	425,870	62.5	363,016	64.2	330,328	64.8

Gross profit	255,682	37.5	202,782	35.8	179,767	35.2

General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	125,736	18.4	105,373	18.6	95,556	18.7
Facilities and facilities related	9,717	1.4	9,718	1.7	9,565	1.9
Stock-based compensation	11,825	1.7	7,388	1.3	5,323	1.0
Depreciation and amortization	18,686	2.7	14,745	2.6	16,431	3.2
Other	45,571	6.7	34,205	6.0	30,818	6.0
Total general and administrative expenses	211,535	31.0	171,429	30.3	157,693	30.9

Income (loss) from operations	44,147	6.5	31,353	5.5	22,074	4.3

Other income (expense):
Interest expense	(5,748)	(0.8)	(7,801)	(1.4)	(9,413)	(1.8)
Other, net	1,595	0.2	3,127	0.6	1,930	0.4
Total other income (expense)	(4,153)	(0.6)	(4,674)	(0.8)	(7,483)	(1.5)

Income (Loss) before income tax expense	39,994	5.9	26,679	4.7	14,591	2.9
Income tax expense (benefit)	(12,563)	(1.8)	4,109	0.7	3,665	0.7
Net income (loss)	$52,557	7.7	$22,570	4.0	$10,926	2.1

(1)	Percentages are expressed as a percentage of contract revenue and may not total due to rounding.

The following tables provides information about disaggregated revenue of our two segments, Energy and Engineering and Consulting by contract type, client type, and geographical region:

	2025
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$49,898	$72,100	$121,998
Unit-based	215,499	26,235	241,734
Fixed price	310,654	7,166	317,820
Total (1)	$576,051	$105,501	$681,552

Client Type
Commercial	$70,871	$7,029	$77,900
Government	227,497	98,233	325,730
Utilities (2)	277,683	239	277,922
Total (1)	$576,051	$105,501	$681,552

Geography (3)
Domestic	$576,051	$105,501	$681,552

	2024
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$34,381	$67,931	$102,312
Unit-based	205,117	19,676	224,793
Fixed price	233,811	4,882	238,693
Total (1)	$473,309	$92,489	$565,798

Client Type
Commercial	$34,072	$7,548	$41,620
Government	182,079	84,695	266,774
Utilities (2)	257,158	246	257,404
Total (1)	$473,309	$92,489	$565,798

Geography (3)
Domestic	$473,309	$92,489	$565,798

	2023
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$35,582	$63,530	$99,112
Unit-based	199,040	15,753	214,793
Fixed price	192,354	3,836	196,190
Total (1)	$426,976	$83,119	$510,095

Client Type
Commercial	$31,162	$5,866	$37,028
Government	159,935	76,972	236,907
Utilities (2)	235,879	281	236,160
Total (1)	$426,976	$83,119	$510,095

Geography (3)
Domestic	$426,976	$83,119	$510,095

(1)	Amounts may not add to the totals due to rounding.
(2)	Includes the portion of revenue related to small business programs paid by the end user/customer.
(3)	Revenue from our foreign operations were not material for fiscal years 2025, 2024, and 2023.

Fiscal Year 2025 Compared to Fiscal Year 2024

Contract revenue. Consolidated contract revenue increased $115.8 million, or 20.5%, in fiscal year 2025 compared to fiscal year 2024, reflecting increased demand for our services in both our Energy segment and our Engineering and Consulting segment.

Contract revenue in our Energy segment increased $102.7 million, or 21.7%, in fiscal year 2025 compared to fiscal year 2024, primarily as a result of higher construction management revenues, increased demand for energy efficiency and electrification services under utility programs, higher planning and advisory consulting revenues, and the incremental revenues from our acquisitions of Enica and APG.

Contract revenue in our Engineering and Consulting segment increased $13.1 million, or 14.1%, in fiscal year 2025 compared to fiscal year 2024, primarily due to increased demand for services provided to our clients, combined with the incremental revenues from our acquisition of Alpha.

Direct costs of contract revenue. Direct costs of consolidated contract revenue increased $62.9 million, or 17.3%, in fiscal year 2025 compared to fiscal year 2024, primarily as a result of the increase, and change of mix, in contract revenues as described above. As a percentage of contract revenue, subcontractor services and other direct costs decreased to 46.5% in fiscal year 2025, from 47.6% in fiscal year 2024, and direct salaries and wages decreased to 16.0% in fiscal year 2025, from 16.5% in fiscal year 2024.

Direct costs of contract revenue in our Energy segment increased $57.0 million, or 17.8%, in fiscal year 2025 compared to fiscal year 2024. Direct costs of contract revenue in our Engineering and Consulting segment increased $5.9 million, or 14.0%, in fiscal year 2025 compared to fiscal year 2024.

Subcontractor services and other direct costs increased $47.3 million, or 17.6%, in fiscal year 2025 compared to fiscal year 2024, primarily due to the increase in construction management revenues and utility program revenues, which utilize a higher percentage of material cost and installation subcontracting. Salaries and wages increased by $15.6 million, or 16.6%, in fiscal year 2025 compared to fiscal year 2024, primarily as a result of the increases in contract revenue as described above.

Gross Profit. Gross profit increased 26.1% to $255.7 million, or a 37.5% gross margin, for fiscal year 2025 compared to $202.8 million, or a 35.8% gross margin for fiscal year 2024. The increase in gross margin was primarily driven by changes in the mix of revenues as described above.

General and administrative expenses. General and administrative (“G&A”) expenses increased by $40.1 million, or 23.4%, in fiscal year 2025 compared to fiscal year 2024. G&A expenses consisted of an increase of $30.3 million in the Energy segment combined with an increase of $3.8 million in the Engineering and Consulting segment, and the remaining increase in unallocated corporate expenses.

The overall increase in G&A expenses consisted of an increase of $20.4 million in salaries and wages, payroll taxes and employee benefits, an increase of $11.4 million in other general and administrative expenses, the increase of $4.4 million in stock-based compensation, and an increase of $3.9 million in depreciation and amortization. The increase in salaries and wages, payroll taxes and employee benefits was primarily due to increased staffing from acquisitions, an increase in incentive compensation to support revenue growth consistent with the improvement in operating profit, and higher fringe benefit costs consistent with the growth in direct and indirect labor costs. The increase in other general and administrative expenses was primarily due to increased professional service fees and computer-related expenses. The increase in stock-based compensation expenses was primarily related to new stock grants to current employees, executives and Board of Directors at a higher stock price. The increase in depreciation and amortization was primarily related to higher amortization of intangible assets from recent acquisitions.

Income (loss) from operations. Operating income increased 40.8% to $44.1 million for fiscal year 2025, compared to an operating income of $31.4 million for fiscal year 2024, as a result of the factors noted above.

 Total other expense, net. Total other expense, net, decreased $0.5 million, or 11.1%, in fiscal year 2025 compared to fiscal year 2024. The decrease in total other expense, net is primarily due to lower interest expense resulting from the reduced interest rate spread derived from lower debt leverage levels under our credit facilities combined with interest income from interest of our cash balances being partially offset by a one-time charge for unamortized debt issuance costs related to our prior credit facilities and a one-time charge related to a facilities lease modifications.

Income tax expense (benefit). We recorded a tax benefit of $12.6 million for fiscal year 2025, an effective tax benefit rate of 31.4% on income before income tax expense, compared to a tax expense of $4.1 million for fiscal year 2024, an effective tax rate of 15.4% on income before tax expense. The reduction in the effective tax rate resulted from increases in discrete items related to stock compensation deductions and additional energy-efficiency building deductions.

Net income (loss). Our net income was $52.6 million for fiscal year 2025, as compared to a net income of $22.6 million for fiscal year 2024. The increase in net income was primarily attributable to the increase in income from operations combined with a lower effective tax rate.

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

Liquidity and Capital Resources

	Fiscal Year
	2025	2024	2023

	(in thousands)
Net cash provided by (used in):
Operating activities	$80,084	$72,073	$39,214
Investing activities	(45,632)	(15,743)	(11,457)
Financing activities	(42,691)	(5,569)	(23,845)
Net increase (decrease) in cash and cash equivalents	$(8,239)	$50,761	$3,912

Sources of Cash

Our primary sources of liquidity for the next 12 months and beyond are cash generated from operations, cash and cash equivalents, and available borrowings under our Revolving Credit Facility and Delayed Draw Term Loan under the Credit Agreement (the “Credit Facilities”). We believe that these sources will be sufficient to finance our operating activities for at least the next 12 months.

As of January 2, 2026, we had a fully drawn $50.0 million term loan with $48.8 million outstanding, a $100.0 million Revolving Credit Facility with no borrowed amounts and $1.6 million in letters of credit issued, and a $50.0 million Delayed Draw Term Loan which has not been drawn on. The Delayed Draw Term Loan must be drawn before May 2027. The Credit Facilities are each scheduled to mature on May 5, 2030. In addition to the Credit Facilities, as of January 2, 2026, we had $65.9 million of unrestricted cash and cash equivalents.

 As of January 2, 2026, we were in compliance with the covenants contained in the Credit Agreement and unhedged borrowings under our Credit Facilities, exclusive of the effects of upfront fees, undrawn fees and issuance cost amortization, bore interest at an annual rate of 5.3%. See Part II, Item 8, Note 5, “Debt Obligations”, of the Notes to

Consolidated Financial Statements included in this Annual Report on Form 10-K, for information regarding our indebtedness, including information about new borrowings and repayments, principal repayment terms, interest rates, covenants, and other key terms of our outstanding indebtedness.

Cash Flows from Operating Activities

Cash flows provided by operating activities were $80.1 million, $72.1 million, and $39.2 million for fiscal years 2025, 2024, and 2023, respectively. Cash flows from operating activities primarily consists of net income, adjusted for non-cash charges, such as depreciation and amortization and stock-based compensation, plus or minus changes in current operating assets and liabilities. Cash flows provided by operating activities for fiscal year 2025 resulted primarily from the increase in earnings supplemented by lower working capital requirements to support the expansion and changing mix of revenue. Cash flows provided by operating activities for fiscal year 2024 resulted primarily from the increase in earnings, and lower working capital requirements resulting from more robust billing and payment terms and the timing of collections at the end of the fiscal year. Cash flows provided by operating activities for fiscal year 2023 resulted primarily from the increase in earnings, combined with lower working capital requirements.

Cash Flows from Investing Activities

Cash flows used in investing activities were $45.6 million, $15.7 million, and $11.5 million for fiscal years 2025, 2024, and 2023, respectively. Cash flows used in investing activities for fiscal year 2025 were primarily due to cash paid for acquisitions, combined with cash paid for the internal development of proprietary software and the purchase of computers and equipment. Cash flows used in investing activities for fiscal year 2024 were primarily due to cash paid for an acquisition, combined with cash paid for the internal development of proprietary software and the purchase of computers and equipment. Cash flows used in investing activities for fiscal year 2023 were primarily due to cash paid for the development of proprietary software and the purchase of computers and other equipment.

Cash Flows from Financing Activities

Cash flows used in financing activities were $42.7 million, $5.6 million and $23.8 million for fiscal years 2025, 2024 and 2023, respectively. Cash flows used in financing activities for fiscal year 2025 were primarily attributable to the $39.7 million cash used to pay down our Revolving Credit Facility, $5.5 million cash used to pay withholding taxes on stock grants, $1.5 million principal payments on finance leases, partially offset by $3.2 million of proceeds from sales of common stock under employee stock purchase plan and $2.8 million in proceeds from stock option exercises. Cash flows used in financing activities for fiscal year 2024 were primarily attributable to the repayments of $8.1 million under our Term Loan, $1.4 million principal payments on finance leases, and $1.4 million cash used to pay withholding taxes on stock grants, partially offset by $2.8 million of proceeds from sales of common stock under employee stock purchase plan and $2.8 million in proceeds from stock option exercises. Cash flows used in financing activities for fiscal year 2023 were primarily attributable to the disbursement of $10.7 million in restricted cash for utility rebate incentives, payments of $4.0 million for contingent consideration related to prior acquisitions, combined with principal reductions of $7.9 million under our term loan facility and line of credit, which resulted primarily from refinancing our Prior Credit Facility.

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

Contractual Obligations

The following table sets forth our known contractual obligations as of January 2, 2026:

		Less than			More than
Contractual Obligations	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
	(in thousands)
Debt (1)	$48,462	$2,500	$4,857	$41,105	$—
Interest payments on debt outstanding (2)	10,450	2,556	4,712	3,182	—
Operating leases	18,432	4,670	6,243	3,577	3,942
Finance leases	2,387	1,225	1,129	33	—
Total contractual cash obligations	$79,731	$10,951	$16,941	$47,897	$3,942
(1)	Debt includes $48.5 million outstanding on our Term Loan A (“TLA”), net of issuance costs, no borrowed amounts outstanding on our Revolving Credit Facility, and no borrowed amounts outstanding on our Delayed Draw Term Loan as of January 2, 2026. We have assumed no future borrowings or repayments after January 2, 2026 (other than at maturity) for purposes of this table. Our TLA and Revolving Credit Facility are scheduled to mature on May 5, 2030.
(2)	Borrowings under our TLA and Revolving Credit Facility bear interest at a variable rate. Future interest payments on our Credit Facility are estimated using floating rates in effect as of January 2, 2026.

We have contingent obligations to make earnout payments in connection with our acquisitions of Enica Engineering, PLLC. (“Enica”), Alternative Power Generation, Inc. (“APG”) and Compass Municipal Advisors, LLC. (“Compass”), subject to their future financial performance. We are obligated to pay up to $6.0 million in cash if Enica exceeds certain financial targets during the two years after the Enica closing date of October 23, 2024. We are obligated to pay up to $18.0 million in cash if APG exceeds certain financial targets during the three years after the APG closing date of March 3, 2025. We are obligated to pay up to $1.0 million in cash if Compass exceeds certain financial targets during the one year after the Compass closing date of January 2, 2026. As of January 2, 2026, we had contingent consideration payable of $20.4 million related to the acquisitions of Enica, APG, and Compass. Through the twelve months ended January 2, 2026, our statement of operations includes $3.2 million of interest accretion (excluding fair value adjustments) related to the contingent consideration.

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

Components of Revenue and Expense

Contract Revenue

We generally provide our services under contracts, purchase orders or retainer letters. The agreements we enter into with our clients typically incorporate one of three principal types of pricing provisions: time-and-materials, unit-based, and fixed price. Revenue on our time-and-materials and unit-based contracts are recognized as the work is performed in accordance with specific terms of the contract. As of January 2, 2026, 18% of our contracts are time-and-materials contracts, 35% are unit-based contracts, and 47% are fixed price contracts, compared to 18% for time-and-materials contracts, 40% for unit-based contracts, and 42% for fixed price contracts, as of December 27, 2024.

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

General and Administrative Expenses

G&A expenses include the costs of the marketing and support staff, other marketing expenses, management and administrative personnel costs, payroll taxes, bonuses and employee benefits for all of our employees and the portion of salaries and wages not allocated to direct costs of contract revenue for those employees who provide our services. G&A expenses also include facility costs, depreciation and amortization, stock-based compensation, professional services, legal and accounting fees and administrative operating costs. Within G&A expenses, “Other” includes expenses such as professional services, legal and accounting, computer costs, travel and entertainment, marketing costs and acquisition costs, including interest accretion on contingent consideration. We expense general and administrative costs when incurred.

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

Many of our fixed price contracts involve a high degree of subcontracted fixed price effort and are relatively short in duration, thereby lowering the risks of not properly estimating the percent complete. Revenue on time-and-materials and unit-based contracts is recognized as the work is performed in accordance with the specific rates and terms of the contract. We recognize revenues for time-and-materials contracts based upon the actual hours incurred during a reporting period at contractually agreed upon rates per hour and also includes in revenue all reimbursable costs incurred during a reporting period. Certain of our time-and-materials contracts are subject to maximum contract values and, accordingly, when revenue is expected to exceed the maximum contract value, these contracts are generally recognized under the percentage-of-completion method, consistent with fixed price contracts. For unit-based contracts, we recognize the contract price of units of a basic production product as revenue when the production product is delivered during a period. Revenue for amounts that have been billed but not earned is deferred, and such deferred revenue is referred to as contract liabilities in the accompanying consolidated balance sheets. We also derive revenue from software licenses and professional services and maintenance fees. In accordance with ASC 606, we perform an assessment of each contract to identify the performance obligations, determine the overall transaction price for the contract, allocate the transaction price to the performance obligations, and recognize the revenue when the performance obligations are satisfied. In cases where the standalone selling price of the software license is not present, we utilize the residual approach by which we estimate the standalone selling price by reference to the total transaction price less the sum of the observable standalone selling prices of other goods or services promised in the contract. The software license revenue is typically recognized at a point in time when control is transferred to the client, which is defined as the point in time when the client can use and benefit from the license. The software license is delivered before related services are provided and is functional without services, updates, or technical support. Related professional services include training and support services in which the standalone selling price is determined based on an input measure of hours incurred to total estimated hours and is recognized over time, usually which is the life of the contract.

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

Goodwill

We test our goodwill at least annually for possible impairment. We complete our annual testing of goodwill as of the last day of the first month of our fourth fiscal quarter each year to determine whether there is impairment. In addition to our annual test, we regularly evaluate whether events and circumstances have occurred that may indicate a potential impairment of goodwill. We did not recognize any goodwill impairment charges in fiscal years 2025, 2024, or 2023.

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

During fiscal year 2025, we acquired all the equity of Compass Municipal Advisors, LLC. (“Compass”), acquired all of the capital stock of Alternative Power Generation, Inc. (“APG”) and acquired all of the capital stock of Alpha Inspections, Inc. (“Alpha”). As of January 2, 2026, had completed our final estimate of fair value of the assets acquired relating to the acquisition of APG and Alpha but had not yet completed our final estimate of fair value of the assets acquired relating to the acquisition of Compass due to the timing of the transactions and lack of complete information necessary to finalize such estimates of fair value. Accordingly, we have preliminarily estimated the fair values of the Compass assets acquired and will finalize such fair value estimates within twelve months of the Compass Closing Date. During fiscal year 2024, we acquired substantially all of the assets of Enica on October 23, 2024. During fiscal year 2023, we did not have any material acquisitions.

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

As of January 2, 2026, we had cash and cash equivalents of $65.9 million. This amount represents cash on hand in business checking accounts with our banks. We do not engage in trading activities and do not participate in foreign currency transactions.

We are subject to interest rate risk in connection with our Term Loan A (“TLA”) and borrowings, if any, under our Revolving Credit Facility, each of which bears interest at variable rates. As of January 2, 2026, the Company had a fully drawn $50.0 million TLA with $48.8 million outstanding, a $100.0 million Revolving Credit Facility with no borrowed amounts, and $1.6 million in letters of credit issued, and a $50.0 million Delayed Draw Term Loan with no borrowed amounts. Each of our TLA, Revolving Credit Facility and Delayed Draw Term Loan mature on May 5, 2030 and are governed by our Credit Agreement.

Pursuant to the Amended and Restated Credit Agreement, (as described in Part II, Item 8, Note 5, “Debt Obligations,” of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K), borrowings under the Amended and Restated Credit Facilities bear interest at either a Base Rate (as defined in the Amended and Restated Credit Agreement) or the adjusted Secured Overnight Financing Rate (“SOFR”), at the Company’s option, and in each case, plus an applicable margin, which applicable margin ranges from 0.50% to 1.50% with respect to Base Rate borrowings and 1.50% to 2.50% with respect to SOFR borrowings, depending on the Company’s Total Net Leverage Ratio (as defined in the Amended and Restated Credit Agreement); provided, that SOFR and the Base Rate cannot be less than 0.00%, with the specific pricing reset on each date on which the Administrative Agent receives the required financial statements under the Credit Agreement for the fiscal quarter then ended. The Company must also pay a commitment fee for the unused portion of the Revolving Credit Facility, which ranges from 0.15% to 0.35% per annum depending on the Company’s Total Net Leverage Ratio, and fees on the face amount of any letters of credit outstanding under the Revolving Credit Facility, which range from 1.125% to 1.875% per annum, in each case, depending on the Company’s Total Net Leverage Ratio, as well as customary fronting fees payable to BMO as letter of credit issuer. Based upon the amount of our outstanding indebtedness as of January 2, 2026, a one percentage point increase in the effective interest rate, inclusive of our interest rate swap agreement, would change our annual interest expense by approximately $0.5 million in fiscal year 2025.

The TLA will amortize quarterly in an amount equal to 5.0% per annum beginning with the first full fiscal quarter ending after the Amended and Restated Credit Agreement Closing Date, with a final payment of all then remaining principal and interest due on the maturity date of May 5, 2030. Each borrowing under the Delayed Draw Term Loan will amortize in an amount equal to 5.0% per annum of the aggregate outstanding borrowings under the Delayed Draw Term Loan, beginning with the first full fiscal quarter ending after the initial borrowing date, with a final payment of all then remaining principal and interest due on the maturity date of May 5, 2030. The amounts outstanding under the Amended and Restated Credit Facilities may be prepaid in whole or in part at any time without penalty (other than customary breakage costs).

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

Report of Independent Registered Public Accounting Firm

Stockholders and the Board of Directors of Willdan Group, Inc.

Anaheim, California

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Willdan Group, Inc. (the "Company") as of January 2, 2026 and December 27, 2024, the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended January 2, 2026, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of January 2, 2026, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 2, 2026 and December 27, 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended January 2, 2026 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2026, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. As permitted, the Company has excluded the operations of Compass Municipal Advisors, LLC, Alternative Power Generation, Inc., and Alpha Inspections, Inc., acquired during the fiscal year ended January 2, 2026, which is described in Note 13 of the consolidated financial statements, from the scope of management’s report on internal control over financial reporting. As such, they have also been excluded from the scope of our audit of internal control over financial reporting. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Our audit procedures related to the evaluation of estimated costs at completion for fixed price contracts included the following:

●	Tested the design, implementation, and operating effectiveness of controls that are designed to address the reasonableness of estimates of costs to complete fixed price contracts.
●	Evaluated the reasonableness of management’s estimates related to the cost to complete for fixed price contracts through testing of the key components of the estimated costs to complete, including, labor, materials, and subcontractor costs.
●	Agreed a sample of contract costs incurred to supporting documentation.
●	Performed inquiries of management and project personnel regarding facts and circumstances relevant to the accounting for a sample of such contracts.
●	Recalculated revenue recognition based on the percentage of completion.
●	Performed retrospective review procedures to assess management’s historical ability to accurately estimate the transaction price and cost to complete of fixed price contracts.

/s/Crowe LLP

We have served as the Company's auditor since 2018.

Los Angeles, California

February 26, 2026

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	January 2,	December 27,
	2026	2024
Assets
Current assets:
Cash and cash equivalents	$65,919	$74,158
Restricted cash	—	—
Accounts receivable, net of allowance for doubtful accounts of $340 and $1,313 at January 2, 2026 and December 27, 2024, respectively	64,604	65,557
Contract assets	107,296	88,528
Other receivables	6,330	2,302
Prepaid expenses and other current assets	7,528	4,979
Total current assets	251,677	235,524
Equipment and leasehold improvements, net	31,491	29,534
Goodwill	179,530	140,991
Right-of-use assets	16,600	14,035
Other intangible assets, net	35,521	29,414
Other assets	2,762	2,019
Deferred income taxes, net	26,630	13,346
Total assets	$544,211	$464,863
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$45,628	$33,766
Accrued liabilities	82,434	62,776
Contingent consideration payable	3,732	2,500
Contract liabilities	21,565	21,556
Notes payable	2,500	10,137
Finance lease obligations	1,225	1,138
Lease liability	4,670	5,804
Total current liabilities	161,754	137,677
Contingent consideration payable, less current portion	16,651	1,713
Notes payable, less current portion	45,962	79,350
Finance lease obligations, less current portion	1,162	1,379
Lease liability, less current portion	13,762	9,939
Other noncurrent liabilities	69	462
Total liabilities	239,360	230,520

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 40,000 shares authorized; 14,762 and 14,169 shares issued and outstanding at January 2, 2026 and December 27, 2024, respectively	148	142
Additional paid-in capital	215,269	197,368
Accumulated other comprehensive income (loss)	(270)	(314)
Retained earnings	89,704	37,147
Total stockholders’ equity	304,851	234,343
Total liabilities and stockholders’ equity	$544,211	$464,863

See accompanying notes to consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share amounts)

	Fiscal Year
	2025	2024	2023
Contract revenue	$681,552	$565,798	$510,095

Direct costs of contract revenue (inclusive of directly related depreciation and amortization):
Salaries and wages	109,098	93,543	89,915
Subcontractor services and other direct costs	316,772	269,473	240,413
Total direct costs of contract revenue	425,870	363,016	330,328

Gross profit	255,682	202,782	179,767

General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	125,736	105,373	95,556
Facilities and facility related	9,717	9,718	9,565
Stock-based compensation	11,825	7,388	5,323
Depreciation and amortization	18,686	14,745	16,431
Other	45,571	34,205	30,818
Total general and administrative expenses	211,535	171,429	157,693

Income (Loss) from operations	44,147	31,353	22,074

Other income (expense):
Interest expense, net	(5,748)	(7,801)	(9,413)
Other, net	1,595	3,127	1,930
Total other expense, net	(4,153)	(4,674)	(7,483)

Income (Loss) before income taxes	39,994	26,679	14,591
Income tax (benefit) expense	(12,563)	4,109	3,665
Net income (loss)	52,557	22,570	10,926

Other comprehensive income (loss):
Unrealized gain (loss) on derivative contracts, net of tax	44	350	(664)
Comprehensive income (loss)	$52,601	$22,920	$10,262

Earnings (Loss) per share:
Basic	$3.63	$1.63	$0.82
Diluted	$3.49	$1.58	$0.80

Weighted-average shares outstanding:
Basic	14,461	13,818	13,394
Diluted	15,071	14,245	13,606

See accompanying notes to consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Earnings	Total
Balance at December 30, 2022	13,296	$133	$177,718	$(0)	$3,651	$181,502
Shares of common stock issued in connection with employee stock purchase plan	182	2	2,779	—	—	2,781
Shares of common stock issued in connection with incentive stock plan	19	—	182	—	—	182
Shares used to pay taxes on stock grants	(11)	—	(205)	—	—	(205)
Issuance of restricted stock award and units	196	2	(2)	—	—	—
Stock-based compensation expense	—	—	5,323	—	—	5,323
Net income (loss)	—	—	—	—	10,926	10,926
Net unrealized gain (loss) on derivative contracts	—	—	—	(664)	—	(664)
Balance at December 29, 2023	13,682	$137	$185,795	$(664)	$14,577	$199,845
Shares of common stock issued in connection with employee stock purchase plan	164	2	2,836	—	—	2,838
Shares of common stock issued in connection with incentive stock plan	222	2	2,757	—	—	2,759
Shares used to pay taxes on stock grants	(48)	(1)	(1,406)	—	—	(1,407)
Issuance of restricted stock award and units	149	2	(2)	—	—	—
Stock-based compensation expense	—	—	7,388	—	—	7,388
Net income (loss)	—	—	—	—	22,570	22,570
Net unrealized gain (loss) on derivative contracts	—	—	—	350	—	350
Balance at December 27, 2024	14,169	$142	$197,368	$(314)	$37,147	$234,343
Shares of common stock issued in connection with employee stock purchase plan	115	1	3,248	—	—	3,249
Shares of common stock issued in connection with incentive stock plan	150	2	2,757	—	—	2,759
Shares used to pay taxes on stock grants	(95)	(1)	(5,482)	—	—	(5,483)
Issuance of restricted stock award and units	246	2	(2)	—	—	—
Stock issued to acquire businesses	177	2	5,555	—	—	5,557
Stock-based compensation expense	—	—	11,825	—	—	11,825
Net income (loss)	—	—	—	—	52,557	52,557
Net unrealized gain (loss) on derivative contracts	—	—	—	44	—	44
Balance at January 2, 2026	14,762	$148	$215,269	$(270)	$89,704	$304,851

See accompanying notes to consolidated financial statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year
	2025	2024	2023
Cash flows from operating activities:
Net income (loss)	$52,557	$22,570	$10,926
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	18,686	14,745	16,431
Other non-cash items	637	(73)	1,445
Deferred income taxes, net	(13,284)	2,615	2,582
(Gain) loss on sale/disposal of equipment	(29)	(15)	(63)
Provision for doubtful accounts	237	740	825
Stock-based compensation	11,825	7,388	5,323
Accretion and fair value adjustments of contingent consideration	3,095	153	—
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts receivable	7,752	5,316	(10,300)
Contract assets	(18,303)	5,778	(10,825)
Other receivables	(4,017)	(1,133)	3,604
Prepaid expenses and other current assets	(2,488)	(1,091)	2,566
Other assets	(739)	2,953	5,717
Accounts payable	7,740	(831)	4,360
Accrued liabilities	20,513	4,707	5,030
Contract liabilities	(4,222)	8,373	598
Right-of-use assets	124	(122)	995
Net cash (used in) provided by operating activities	80,084	72,073	39,214
Cash flows from investing activities:
Purchase of equipment, software, and leasehold improvements	(9,387)	(8,413)	(9,925)
Proceeds from sale of equipment	46	34	68
Cash paid for acquisitions, net of cash acquired	(36,291)	(7,364)	(1,600)
Net cash (used in) provided by investing activities	(45,632)	(15,743)	(11,457)
Cash flows from financing activities:
Payments on contingent consideration	—	—	(4,000)
Payment on restricted cash	—	—	(10,679)
Payments on notes payable	(137)	(190)	(1,631)
Payments on debt issuance costs	(332)	—	(1,114)
Borrowings under prior term loan and line of credit	—	—	5,000
Payments made to retire prior credit agreement	(90,000)	—	(111,000)
Borrowing to fund new credit agreement	88,414	—	100,000
Principal payments on outstanding debt	(39,664)	(8,125)	(1,875)
Principal payments on finance leases	(1,497)	(1,444)	(1,304)
Proceeds from stock option exercise	2,759	2,759	182
Proceeds from sales of common stock under employee stock purchase plan	3,249	2,838	2,781
Cash used to pay taxes on stock grants	(5,483)	(1,407)	(205)
Net cash (used in) provided by financing activities	(42,691)	(5,569)	(23,845)
Net increase (decrease) in cash, cash equivalents and restricted cash	(8,239)	50,761	3,912
Cash, cash equivalents and restricted cash at beginning of period	74,158	23,397	19,485
Cash, cash equivalents and restricted cash at end of period	$65,919	$74,158	$23,397
Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$5,413	$7,520	$10,193
Income taxes	2,338	1,316	(3,072)
Supplemental disclosures of noncash investing and financing activities:
Issuance of common stock related to business acquisitions	$5,557	$—	$—
Contingent consideration related to business acquisitions	13,075	4,060	—
Equipment acquired under finance leases	1,400	1,605	961

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

Fiscal Years

The Company operates and reports its annual financial results based on 52 or 53-week periods ending on the Friday closest to December 31. The Company operates and reports its quarterly financial results based on the 13-week period ending on the Friday closest to June 30, September 30, and December 31 and the 13 or 14-week period ending on the Friday closest to March 31, as applicable. Fiscal year 2025, which ended on January 2, 2026, was comprised of 53 weeks, with the first quarter consisting of 14 weeks and the remaining quarters consisting of 13 weeks each. Fiscal year 2024 and fiscal year 2023, which ended on December 27, 2024, December 29, 2023, respectively, were both comprised of 52 weeks, with all quarters presented consisting of 13 weeks.

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

As of January 2, 2026 and December 27, 2024, the carrying amounts of the Company's cash and cash equivalents, accounts receivable, contract assets, other receivables, prepaid expenses and other current assets, accounts payable, accrued liabilities and contract liabilities, approximate their fair values because of the relatively short period of time between the origination of these instruments and their expected realization or payment. The carrying amounts of debt obligations approximate their fair values since the terms are comparable to terms currently offered by local lending institutions for loans of similar terms to companies with comparable credit risk.

The carrying amounts of the derivative financial instrument is valued based on Level 2 inputs and the fair value of the contingent consideration liability is valued on Level 3 inputs.

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

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of January 2, 2026, the Company had one VIE — Genesys Engineering, P.C. (“Genesys”). Pursuant to New York law, the Company does not own capital stock of Genesys and does not have control over the professional decision making of Genesys’s engineering services. The Company, however, has entered into an administrative services agreement with Genesys pursuant to which WES, the Company’s wholly-owned subsidiary, will provide Genesys with ongoing administrative, operational and other non-professional support services. The Company manages Genesys and has the power to direct the activities that most significantly impact Genesys’s performance, in addition to being obligated to absorb expected losses from Genesys. Accordingly, the Company is the primary beneficiary of Genesys and consolidates Genesys as a VIE.

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

Revenue on the vast majority of the Company’s contracts is recognized over time because of the continuous transfer of control to the customer. Revenue on fixed price contracts is recognized on the percentage-of-completion method based generally on the ratio of direct costs incurred-to-date to estimated total direct costs at completion. The Company uses the percentage-of-completion method to better match the level of work performed at a certain point in time in relation to the effort that will be required to complete a project. In addition, the percentage-of-completion method is a common method of revenue recognition in the Company’s industry. Many of the Company’s fixed price contracts involve a high degree of subcontracted fixed price effort and, usually, are relatively short in duration, thereby lowering the risks of not properly estimating the percent complete. As of January 2, 2026, the Company had $179.7 million related to fixed price contract obligations of which $107.9 million related to fixed price contract obligations in excess of twelve months.

Revenue on time-and-materials and unit-based contracts is recognized as the work is performed in accordance with the specific rates and terms of the contract. The Company recognizes revenues for time-and-materials contracts based upon the actual hours incurred during a reporting period at contractually agreed upon rates per hour and also includes in revenue all reimbursable costs incurred during a reporting period. Certain of the Company’s time-and-materials contracts are subject to maximum contract values and, accordingly, when revenue is expected to exceed the maximum contract value, these contracts are generally recognized under the percentage-of-completion method, consistent with fixed price contracts. For unit-based contracts, the Company recognizes the contract price of units of a basic production product as revenue when the production product is delivered during a period. Revenue for amounts that have been billed but not earned is deferred, and such deferred revenue is referred to as contract liabilities in the accompanying consolidated balance sheets. The Company also derives revenue from software licenses and professional services and maintenance fees. In accordance with ASC 606, the Company performs an assessment of each contract to identify the performance obligations, determine the overall transaction price for the contract, allocate the transaction price to the performance obligations, and recognize the revenue when the performance obligations are satisfied. In cases where the standalone selling price of the software licenses is not present, the Company utilizes the residual approach by which it estimates the standalone selling price by reference to the total transaction price less the sum of the observable standalone selling prices of other goods or services promised in the contract. The software license revenue is typically recognized at a point in time when control is transferred to the client, which is defined as the point in time when the client can use and benefit from the license. The software license is delivered before related services are provided and is functional without services, updates, or technical support. Related professional services include training and support services in which the standalone selling price is determined based on an input measure of hours incurred to total estimated hours and is recognized over time, which usually is the life of the contract.

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The Company may enter into contracts that include separate phases or elements. If each phase or element is negotiated separately based on the technical resources required and/or the supply and demand for the services being provided, the Company evaluates if the contracts should be segmented. If certain criteria are met, the contracts would be segmented which could result in revenues being assigned to the different elements or phases with different rates of profitability based on the relative value of each element or phase to the estimated total contract revenue. Segmented contracts may comprise up to approximately 1.0% to 2.0% of the Company’s consolidated contract revenue.

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

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Retainage, included in contract assets, represents amounts withheld from billings to the Company’s clients pursuant to provisions in the contracts and may not be paid to the Company until specific tasks are completed or the project is completed and, in some instances, for even longer periods. As of January 2, 2026 and December 27, 2024, contract assets included retainage of $29.5 million and $22.0 million, respectively.

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

Leases

The Company accounts for leases in accordance with ASC 842 which requires lessees to recognize a right-of-use asset and a lease liability on the balance sheet measured as the net present value of future lease payments, with the exception of short-term leases which are defined as those less than 12 months. The lease expense is then recognized over the term of the lease.

The Company elected the ‘package of practical expedients’ permitted under the transition guidance of ASC 842, which among other things, allowed the Company to carry forward the historical lease classification. In addition, the Company elected not to utilize the hindsight practical expedient to determine the lease term for existing leases. The Company also elected the practical expedient to not separate lease and non-lease components for its facilities leases.

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company also leases certain equipment under financing leases. The economic substance of the leases is a financing transaction for acquisition of equipment and leasehold improvements. Accordingly, the right-of-use assets for these leases are included in the balance sheets in equipment and leasehold improvements, net of accumulated depreciation, with a corresponding amount recorded in current portion of financing lease obligations or noncurrent portion of financing lease obligations, as appropriate. The financing lease assets are amortized over the life of the lease or, if shorter, the life of the leased asset, on a straight-line basis and included in depreciation expense in the statements of comprehensive income. The interest associated with financing lease obligations is included in interest expense in the statements of comprehensive income. For more information, see Note 7, “Leases”.

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

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Business Combinations

During fiscal year 2025, the Company completed three acquisitions: Compass Municipal Advisors, LLC. (“Compass”), Alternative Power Generation, Inc. (“APG”), and Alpha Inspections, Inc. (“Alpha”). During the fiscal year 2024, the Company completed one acquisition: Enica Engineering, PLLC. (“Enica”). During fiscal year 2023, the Company did not have any material acquisitions.

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

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

As of January 2, 2026, the Company had contingent consideration payable of $20.4 million related to the acquisitions of Enica, APG, and Compass. The Company has contingent obligations to make earnout payments in connection with its acquisitions of Enica, APG, and Compass, subject to their future financial performance. The Company is obligated to pay up to $6.0 million in cash if Enica exceeds certain financial targets during the two years after the Enica closing date of October 23, 2024. The Company is obligated to pay up to $18.0 million in cash if APG exceeds certain financial targets during the three years after the APG closing date of March 3, 2025. The Company is obligated to pay up to $1.0 million in cash if Compass exceeds certain financial targets during the one year after the Compass closing date of January 2, 2026. Through the twelve months ended January 2, 2026, the Company’s statement of operations includes $3.2 million of interest accretion related to the contingent consideration.

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

During the fiscal year 2025, the accounting for the consideration for Enica was finalized. In addition, the Company did not make any adjustments to the consideration for Enica, and as a result, there were no adjustments to the purchase price allocation for the fiscal year ended January 2, 2026.

Costs that the Company incurs to complete the business combination such as investment banking, legal and other professional fees are not considered part of consideration. The Company charges these acquisition costs to general and administrative expense as they are incurred.

For more information regarding current year acquisitions, see Note 13, “Business Combinations”, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During each fiscal year, management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize existing deferred tax assets. At the start of fiscal year 2024, the Company had a total valuation allowance related to its deferred tax assets of $1.2 million. During fiscal year 2024, the Company released $0.1 million of the valuation allowance due to expected future utilization of deferred tax assets, leaving a total valuation allowance of $1.1 million at the end of fiscal year 2024. During fiscal year 2025, no changes were made to tax valuation allowance as the available positive and negative evidence did not warrant a revision.

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

Discrete tax items are specific tax-related events or adjustments that are recognized in the period in which they occur, rather than being tied to ongoing operating income or recurring earnings. Unlike regular income tax expense, which is typically calculated as a percentage of pre-tax income, discrete tax items arise from one-time or event-driven transactions. The Company’s income tax expense can be significantly impacted by these discrete tax items, such as energy-efficiency building deductions or stock compensation windfalls and shortfalls. As a result, these discrete tax items can generate substantial tax benefits or expenses that vary by reporting period and cause fluctuations from initially estimated effective tax rates.

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

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Operating Cycle

In accordance with industry practice, amounts realizable and payable under contracts that extend beyond one year are included in current assets (included in contract assets) and current liabilities.

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2. RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements Recently Adopted

In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2025-05, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets” (“ASU 2025-05”). ASU 2025-05 allows an entity to elect a practical expedient to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset in the development of a reasonable and supportable forecast as part of estimating expected credit losses. The amendments are effective for the annual reporting periods beginning after December 15, 2025, and interim periods within those fiscal year reporting periods beginning after December 15, 2025, with early adoption permitted. The Company elected to early adopt this standard in the fourth quarter of fiscal year 2025. The adoption of this standard did not have a material impact on the Company’s Consolidated Financial Statements.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 amends the rules on income tax disclosures to require entities to disclose specific categories in the rate reconciliation, the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and income tax expense or benefit from continuing operations (separated by federal, state, and foreign). In addition, ASU 2023-09 requires entities to disclose their income tax payments to international, federal, state, and local jurisdictions, among other changes. The amendments can be applied on a prospective basis although retrospective application is permitted. The amendments are effective for the annual reporting periods beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-09 for its fiscal year 2025 annual reporting period, and as permitted by ASU 2023-09, the Company adopted this standard on a prospective basis. The adoption of this standard did not have a material impact on the Company’s Consolidated Financial Statements or disclosures.

Accounting Pronouncements Recently Issued

In December 2025, the FASB issued ASU No. 2025-12, “Codification Improvements” (“ASU 2025-12”). ASU 2025-12 addresses suggestions received from stakeholders on the Accounting Standards Codification and to make other incremental improvements to generally accepted accounting principles (“GAAP”). ASU 2025-12 provides changes to the Codification that (1) clarify, (2) correct errors, or (3) make minor improvements. The amendments are effective for the annual reporting periods beginning after December 15, 2026, and interim periods within those fiscal year reporting periods beginning after December 15, 2026, with early adoption permitted. The Company does not believe the amendments in ASU 2025-12 will have a material impact on its Consolidated Financial Statements.

In December 2025, the FASB issued ASU No. 2025-11, “Interim Reporting" (Topic 270): Narrow-Scope Improvements” (“ASU 2025-11”). The ASU 2025-11 amendments are intended to improve the guidance in Topic 270, Interim Reporting, by improving the navigability of the required interim disclosures and clarifying when that guidance is applicable. The amendments also provide additional guidance on what disclosures should be provided in interim reporting periods. The amendments are effective for the annual reporting periods beginning after December 15, 2027, and interim periods within those fiscal year reporting periods beginning after December 15, 2027, with early adoption permitted either (1) prospectively or (2) retrospectively. The Company does not believe the amendments in ASU 2025-11 will have a material impact on its Consolidated Financial Statements.

In November 2025, the FASB issued ASU No. 2025-09, “Derivatives and Hedging (Topic 815): Hedge Accounting Improvements” (“ASU 2025-09”). The ASU 2025-09 amendments are intended to simplify the application of hedge accounting and to more closely align hedge accounting with the economics of an entity's risk management activities in the following five areas: (1) similar risk assessment for cash flow hedges, (2) hedging forecasted interest payments on choose-your-rate debt instruments, (3) cash flow hedges of nonfinancial forecasted transactions, (4) net written options as hedging instruments, and (5) foreign-currency-denominated debt instrument as hedging instrument and hedged item (dual hedge). The amendments are effective for the annual reporting periods beginning after December 15, 2026, and interim periods within those fiscal year reporting periods beginning after December 15, 2026, with early

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

adoption permitted. The Company is currently evaluating the impact this update will have on its consolidated financial statements.

In September 2025, the FASB issued ASU No. 2025-06, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal Software” (“ASU 2025-06”). ASU 2025-06 removes references to prescriptive and sequential software development stages which are referred to as “project stages” throughout Subtopic 350-40. The amendment introduces a principles-based approach to capitalization of internal-use software costs and requires capitalization of software costs to begin when management has authorized and committed to funding the project and it is probable the project will be completed and used to perform the intended function. The amendments do not change what internal-use software costs can be capitalized or when such capitalization ceases. The amendments are effective for the annual reporting periods beginning after December 15, 2027, and interim periods within those fiscal year reporting periods beginning after December 15, 2027, with early adoption permitted. The Company does not believe the amendments in ASU 2025-06 will have a material impact on its Consolidated Financial Statements.

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

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. SUPPLEMENTAL FINANCIAL STATEMENT DATA

Restricted Cash

The following table provides a reconciliation of cash and cash equivalents, and restricted cash reported within the consolidated balance sheets for fiscal years 2025, 2024 and 2023, to the total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows for fiscal years 2025, 2024, and 2023:

	January 2,	December 27,	December 30,
	2026	2024	2023
	(in thousands)
Cash and cash equivalents	$65,919	$74,158	$23,397
Restricted cash	—	—	—
Total cash, cash equivalents, and restricted cash shown in the consolidated statement of cash flows	$65,919	$74,158	$23,397

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

Accounts Receivable

Accounts receivable consisted of the following:

	January 2,	December 27,
	2026	2024
	(in thousands)
Billed	$64,944	$66,870
Allowance for doubtful accounts	(340)	(1,313)
Accounts receivable, net	$64,604	$65,557

The movements in the allowance for doubtful accounts consisted of the following:

	Fiscal Year
	2025	2024	2023
	(in thousands)
Balance as of the beginning of the year	$1,313	$866	$640
(Recovery of) provision for doubtful accounts	308	740	826
Write-offs of uncollectible accounts	(1,281)	(303)	(600)
Fair value adjustment	—	10	—
Balance as of the end of the year	$340	$1,313	$866

Allowances for doubtful accounts have been determined through specific identification of amounts considered to be uncollectible and potential write-offs, plus a non-specific allowance for other amounts for which some potential loss has been determined to be probable based on current and past experience.

As of January 2, 2026, and December 27, 2024, the Company had no individual customers that accounted for more than 10% of the Company’s billed outstanding receivables, respectively.

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Contract Assets

Contract assets consisted of the following:

	January 2,	December 27,
	2026	2024
	(in thousands)
Unbilled short-term	$77,787	$66,518
Contract retentions	29,509	22,010
Contract assets	107,296	88,528
Unbilled long-term (1)	2,762	—
Total contract assets	$110,058	$88,528
(1)	Included in Other assets in the consolidated financial statements.

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

Equipment and Leasehold Improvements

Equipment and leasehold improvements were as follows:

	January 2,	December 27,
	2026	2024
	(in thousands)
Furniture and fixtures	$5,157	$4,594
Computer hardware and software	59,687	51,904
Leasehold improvements	4,343	3,804
Equipment under finance leases	7,471	7,052
Automobiles, trucks, and field equipment	4,053	3,608
Subtotal	80,711	70,962
Accumulated depreciation and amortization	(49,220)	(41,428)
Equipment and leasehold improvements, net	$31,491	$29,534

Depreciation expense of equipment and leasehold improvements totaled $8.8 million, $7.5 million, and $6.3 million in fiscal years 2025, 2024, and 2023, respectively.

Included in accumulated depreciation and amortization is $1.5 million, $1.5 million, and $1.3 million of amortization expense related to equipment held under finance leases in fiscal years 2025, 2024, and 2023, respectively.

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Accrued Liabilities

Accrued liabilities were as follows:

	January 2,	December 27,
	2026	2024
	(in thousands)
Accrued subcontractor costs	$37,123	$33,061
Accrued bonuses	27,478	18,277
Employee withholdings	5,999	3,664
Compensation and payroll taxes	5,534	3,564
Rebate and other	—	360
Accrued accounting costs and taxes	6,300	3,850
Total accrued liabilities	$82,434	$62,776

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

On November 30, 2023, the Company entered into an interest rate swap agreement that the Company designated as cash flow hedge to fix the variable interest rate on a portion of the Company’s Term Loan (as defined in Note 5, “Debt Obligations”). The interest rate swap agreement has a total notional amount of $50.0 million, has a fixed annual interest rate of 4.77%, and expires on September 29, 2026. As of January 2, 2026, the effective portion of the Company’s interest rate swap agreement designated as a cash flow hedge before tax effects was ($0.3) million, of which no amounts were reclassified from accumulated other comprehensive income (loss) to interest expense in fiscal 2025. The Company expects to reclassify $0.3 million from accumulated other comprehensive income (loss) to interest expense within the next twelve months.

The fair values of the Company’s outstanding derivatives designated as hedging instruments were as follows:

		Fair Value of Derivative
		Instruments as of
	Balance Sheet Location	January 2, 2026	December 27, 2024
		(in thousands)
Interest rate swap agreement	Accrued liabilities	$(341)	$(198)
Interest rate swap agreement	Other noncurrent liabilities	—	(200)

The impact of the effective portions of derivative instruments in cash flow hedging relationships and fair value relationships on other comprehensive income (loss) was immaterial to the Company’s consolidated financial statements the year ended January 2, 2026.

The accumulated balances and reporting period activities for the year ended January 2, 2026 related to reclassifications out of accumulated other comprehensive income (loss) are summarized as follows:

	Gain (Loss) on	Accumulated Other
	Derivative Instruments	Comprehensive Loss
	(in thousands)
Balances at December 29, 2023	$(664)	$(664)
Other comprehensive income (loss) before reclassifications	443	443
Amounts reclassified from accumulated other comprehensive income (loss)	—	—
Income tax benefit (expense) related to derivative instruments	(93)	(93)
Net current-period other comprehensive income (loss)	350	350
Balances at December 27, 2024	$(314)	$(314)
Other comprehensive income (loss) before reclassifications	56	56
Amounts reclassified from accumulated other comprehensive income (loss)	—	—
Income tax benefit (expense) related to derivative instruments	(12)	(12)
Net current-period other comprehensive income (loss)	44	44
Balances at January 2, 2026	$(270)	$(270)

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. DEBT OBLIGATIONS

Debt obligations, excluding obligations under finance leases (see Note 7, “Leases”, below), consisted of the following:

	January 2,	December 27,
	2026	2024
	(in thousands)
New Credit Agreement
Outstanding borrowings on Term Loan A	$48,750	$—
Outstanding borrowings on Revolving Credit Facility	—	—
Outstanding borrowings on Delayed Draw Term Loan	—	—
Prior Credit Agreement
Outstanding borrowings on Term Loan	—	90,000
Outstanding borrowings on Revolving Credit Facility	—	—
Other debt agreements	—	137
Total debt	48,750	90,137
Issuance costs and debt discounts	(288)	(650)
Subtotal	48,462	89,487
Less current portion of long-term debt	2,500	10,137
Long-term debt portion	$45,962	$79,350

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

The prior Term Loan amortized quarterly in an amount equal to (i) 7.5% per annum for the first year ending after the Prior Credit Agreement Closing Date and (ii) 10.0% per annum for the second and third years ending after the Prior Credit Agreement Closing Date, with a final payment of all then remaining principal and interest due on the maturity date of September 29, 2026. The amounts outstanding under the Prior Credit Facilities could be prepaid in whole or in part at any time without penalty (other than customary breakage costs).

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

The TLA will amortize quarterly in an amount equal to 5.0% per annum beginning with the first full fiscal quarter ending after the Amended and Restated Credit Agreement Closing Date, with a final payment of all then remaining principal and interest due on the maturity date of May 5, 2030. Each borrowing under the Delayed Draw Term Loan will amortize in an amount equal to 5.0% per annum of the aggregate outstanding borrowings under the Delayed Draw Term Loan, beginning with the first full fiscal quarter ending after the initial borrowing date, with a final payment of all then remaining principal and interest due on the maturity date of May 5, 2030. The amounts outstanding under the Amended and Restated Credit Facilities may be prepaid in whole or in part at any time without penalty (other than customary breakage costs).

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The TLA issuance costs are amortized to interest expense over the term of the TLA, and as of January 2, 2026, issuance costs of $0.3 million remained unamortized. The Revolving Credit Facility unamortized issuance costs are included in assets in the accompanying consolidated balance sheets, and as of January 2, 2026, consisted of $0.6 million.

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

As of January 2, 2026, the Company was in compliance with all these covenants contained in the Amended and Restated Credit Agreement. In addition, as of January 2, 2026, the Company’s composite annual interest rate, exclusive of the effects of upfront fees, undrawn fees and issuance cost amortization, was 5.3% and $1.6 million in letters of credit were issued.

Other Debt Agreements

The Company’s other debt agreements generally are comprised of financed insurance premiums, financed software agreements, and a utility customer agreement, and are immaterial to the Company’s Consolidated Financial Statements.

Future Debt Payments

The following table summarizes the combined principal installments for the Company’s debt obligations, excluding capital leases, over the next five years and beyond, as of January 2, 2026 (in thousands):

Fiscal Year:
2026	$2,500
2027	2,500
2028	2,500
2029	2,500
2030	38,750
Total debt maturities	48,750
Issuance costs and debt discounts	(288)
Net carrying value	$48,462

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. GOODWILL AND OTHER INTANGIBLE ASSETS

The Company’s goodwill primarily relates to the Energy segment and the historical acquisitions within this segment which includes the fiscal year 2025 acquisition of Alternative Power Generation, as well as the fiscal year 2024 acquisition of substantially all of the assets of Enica. The remaining goodwill relates to the Engineering and Consulting reporting segment and the historical acquisitions within this segment which includes the fiscal year 2025 acquisition of Compass Municipal Advisors and Alpha.

The changes in the carrying value of goodwill by reporting unit were as follows:

	December 27,	Additional	Additions /	January 2,
	2024	Purchase Cost	Adjustments	2026
	(in thousands)
Reporting Unit:
Energy	$139,222	$31,613	$—	$170,835
Engineering and Consulting	1,769	6,926	—	8,695
	$140,991	$38,539	$—	$179,530

	December 29,	Additional	Additions /	December 27,
	2023	Purchase Cost	Adjustments	2024
	(in thousands)
Reporting Unit:
Energy	$129,375	$9,847	$—	$139,222
Engineering and Consulting	1,769	—	—	1,769
	$131,144	$9,847	$—	$140,991

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

No impairment was recorded in any year during the three-year period ended January 2, 2026.

The gross amounts and accumulated amortization of the Company’s acquired identifiable intangible assets with finite useful lives, included in other intangible assets, net in the accompanying consolidated balance sheets, were as follows:

	January 2, 2026		December 27, 2024
	Gross	Accumulated	Gross	Accumulated	Amortization
	Amount	Amortization	Amount	Amortization	Period
	(in thousands)				(in years)
Finite:
Backlog	$11,600	$9,853	$8,882	$8,350	1.0
Tradename	17,773	14,285	16,123	13,196	2.5	-	6.0
Non-compete agreements	1,835	1,535	1,613	1,488	4.0	-	5.0
Developed technology	15,810	15,810	15,810	15,286	8.0
Customer relationships	73,400	43,414	62,041	36,735	5.0	-	12.0
Total intangible assets	$120,418	$84,897	$104,469	$75,055

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

The Company’s amortization expense for acquired identifiable intangible assets with finite useful lives was $9.8 million, $7.2 million, and $10.1 million for the fiscal years 2025, 2024 and 2023, respectively.

Estimated amortization expense for acquired identifiable intangible assets for fiscal year 2026 and the succeeding years is as follows:

Future Intangible Asset
Amortization expense
(in thousands)
Fiscal year:
2026	$9,584
2027	7,562
2028	6,577
2029	2,849
2030	1,868
Thereafter	7,081
$35,521

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7. LEASES

The Company leases certain office facilities under long-term, non-cancellable operating leases that expire at various dates through the year 2034. In addition, the Company is obligated under finance leases for certain furniture and office equipment that expire at various dates through the year 2029.

From time to time, the Company enters into non-cancelable leases for some of its facility and equipment needs. These leases allow the Company to conserve cash by paying a monthly lease rental fee for the use of facilities and equipment rather than purchasing them. The Company’s leases typically have remaining terms ranging from one to eight years, some of which may include options to extend the leases for up to five years, and some of which may include options to terminate the leases within one year. Currently, all of the Company’s leases contain fixed payment terms. The Company may decide to cancel or terminate a lease before the end of its term, in which case it is typically liable to the lessor for the remaining lease payments under the term of the lease. Additionally, all of the Company’s month-to-month leases are cancelable by the Company or the lessor, at any time, and are not included in the Company’s right-of-use asset or lease liability. As of January 2, 2026, the Company had no leases with residual value guarantees. Typically, the Company has purchase options on the equipment underlying its long-term leases. The Company may exercise some of these purchase options when the need for equipment is on-going and the purchase option price is attractive. Nonperformance-related default covenants, cross-default provisions, subjective default provisions and material adverse change clauses contained in material lease agreements, if any, are also evaluated to determine whether those clauses affect lease classification in accordance with “ASC” Topic 842-10-25. Leases are accounted for as operating or financing leases, depending on the terms of the lease.

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

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following is a summary of the Company’s lease expense:

	Fiscal Year
	2025	2024	2023
	(in thousands)
Operating lease cost	$6,096	$6,168	$6,114
Sublease Income	(55)	(55)	(49)
Finance lease cost:
Amortization of assets	1,474	1,502	1,331
Interest on lease liabilities	177	157	105
Total net lease cost	$7,692	$7,772	$7,501

The following is a summary of lease information presented on the Company’s consolidated balance sheet:

	January 2,	December 27,
	2026	2024
	(in thousands, except years and percentages)
Operating leases:
Right-of-use assets	$16,600	$14,035

Lease liability	$4,670	$5,804
Lease liability, less current portion	13,762	9,939
Total lease liabilities	$18,432	$15,743

Finance leases (included in equipment and leasehold improvements, net):
Equipment and leasehold improvements, net	$7,471	$7,052
Accumulated depreciation	(5,166)	(4,662)
Total equipment and leasehold improvements, net	$2,305	$2,390

Finance lease obligations	$1,225	$1,138
Finance lease obligations, less current portion	1,162	1,379
Total finance lease obligations	$2,387	$2,517

Weighted average remaining lease term (in years):
Operating Leases	5.47	3.03
Finance Leases	2.00	2.42

Weighted average discount rate:
Operating Leases	6.47%	6.97%
Finance Leases	6.17%	6.87%

Rent expense for fiscal years 2025, 2024 and 2023 was $6.8 million, $6.9 million, and $6.8 million, respectively.

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following is a summary of other information and supplemental cash flow information related to finance and operating leases:

	Fiscal Year
	2025	2024	2023

	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$6,658	$6,329	$5,843
Operating cash flow from finance leases	173	157	105
Financing cash flow from finance leases	1,497	1,444	1,304

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$9,389	$6,760	$5,374

The following is a summary of the Company’s maturities of lease liabilities as of January 2, 2026:

	Operating	Finance
	(in thousands)
Fiscal year:
2026	$5,479	$1,390
2027	4,213	877
2028	3,209	230
2029	2,487	31
2030	1,765	1
2031 and thereafter	4,687	—
Total lease payments	21,840	2,529
Less: Imputed interest	(3,408)	(142)
Total lease obligations	18,432	2,387
Less: Current obligations	4,670	1,225
Noncurrent lease obligations	$13,762	$1,162

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

The Company made matching contributions of $2.9 million, $2.4 million, and $2.2 million during fiscal years 2025, 2024 and 2023, respectively.

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

The Company manages Genesys and has the power to direct the activities that most significantly impact Genesys’s performance, in addition to being obligated to absorb expected losses from Genesys. Accordingly, the Company is the primary beneficiary of Genesys and consolidates Genesys as a variable interest entity (“VIE”). In addition, the Company concluded there is no noncontrolling interest related to the consolidation of Genesys because the Company determined that (i) the shareholder of Genesys does not have more than a nominal amount of equity investment at risk, (ii) WES absorbs the expected losses of Genesys through its deferral of Genesys’s service fees owed to WES and the Company has, since entering into the administrative services agreement, had to continuously defer service fees for Genesys, and (iii) the Company believes Genesys will continue to have a shortfall on payment of its service fees for the foreseeable future, leaving no expected residual returns for the shareholder. As of January 2, 2026, the Company had one VIE — Genesys.

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

There were no intersegment sales during the fiscal years 2025, 2024, or 2023. In addition, enterprise-wide service line contract revenue is not included as it is impracticable to report this information for each group of similar services.

		Engineering	Unallocated		Consolidated
	Energy	& Consulting	Corporate	Intersegment	Total (1)
	(in thousands)
Fiscal Year 2025
Contract revenue	$576,051	$105,501	$—	$—	$681,552
Direct subcontractor services and other direct costs	311,231	5,541	—	—	316,772
Direct salaries and wages	66,908	42,190	—	—	109,098
Gross profit	197,912	57,770	—	—	255,682
Other indirect costs	140,938	39,449	12,462	—	192,849
EBITDA (2)	56,449	18,315	(10,336)	—	64,428
Interest expense	—	—	5,748	—	5,748
Depreciation and amortization	16,627	2,059	—	—	18,686
Segment profit (loss) before income tax expense	39,822	16,256	(16,084)	—	39,994
Income tax (benefit) expense	(12,509)	(5,106)	5,052	—	(12,563)
Net income (loss)	52,331	21,362	(21,136)	—	52,557
Segment assets (3)	398,299	44,170	101,742	—	544,211

		Engineering	Unallocated		Consolidated
	Energy	& Consulting	Corporate	Intersegment	Total (1)
	(in thousands)
Fiscal Year 2024
Contract revenue	$473,309	$92,489	$—	$—	$565,798
Direct subcontractor services and other direct costs	266,092	3,381	—	—	269,473
Direct salaries and wages	55,041	38,502	—	—	93,543
Gross profit	152,176	50,606	—	—	202,782
Other indirect costs	113,998	36,263	6,423	—	156,684
EBITDA (2)	38,554	14,344	(3,673)	—	49,225
Interest expense	—	—	7,801	—	7,801
Depreciation and amortization	13,260	1,485	—	—	14,745
Segment profit (loss) before income tax expense	25,294	12,859	(11,474)	—	26,679
Income tax (benefit) expense	3,896	1,980	(1,767)	—	4,109
Net income (loss)	21,398	10,879	(9,707)	—	22,570
Segment assets (3)	348,884	29,202	86,777	—	464,863

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

		Engineering	Unallocated		Consolidated
	Energy	& Consulting	Corporate	Intersegment	Total (1)
	(in thousands)
Fiscal Year 2023
Contract revenue	$426,976	$83,119	$—	$—	$510,095
Direct subcontractor services and other direct costs	236,603	3,810	—	—	240,413
Direct salaries and wages	54,377	35,538	—	—	89,915
Gross profit	135,996	43,771	—	—	179,767
Other indirect costs	104,644	32,259	4,359	—	141,262
EBITDA (2)	32,103	11,525	(3,193)	—	40,435
Interest expense	6	—	9,407	—	9,413
Depreciation and amortization	15,176	1,255	—	—	16,431
Segment profit (loss) before income tax expense	16,921	10,270	(12,600)	—	14,591
Income tax (benefit) expense	4,250	2,580	(3,165)	—	3,665
Net income (loss)	12,671	7,690	(9,435)	—	10,926
Segment assets (3)	345,745	25,842	44,001	—	415,588
(1)	Amounts may not add to the totals due to rounding.
(2)	“EBITDA”, defined as earnings before interest, taxes, depreciation and amortization, is a non-GAAP financial measure.
(3)	Segment assets are presented net of intercompany receivables.

The following tables provide information about disaggregated revenue by contract type, client type and geographical region:

	2025
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$49,898	$72,100	$121,998
Unit-based	215,499	26,235	241,734
Fixed price	310,654	7,166	317,820
Total (1)	$576,051	$105,501	$681,552

Client Type
Commercial	$70,871	$7,029	$77,900
Government	227,497	98,233	325,730
Utilities (2)	277,683	239	277,922
Total (1)	$576,051	$105,501	$681,552

Geography (3)
Domestic	$576,051	$105,501	$681,552

	2024
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$34,381	$67,931	$102,312
Unit-based	205,117	19,676	224,793
Fixed price	233,811	4,882	238,693
Total (1)	$473,309	$92,489	$565,798

Client Type
Commercial	$34,072	$7,548	$41,620
Government	182,079	84,695	266,774
Utilities (2)	257,158	246	257,404
Total (1)	$473,309	$92,489	$565,798

Geography (3)
Domestic	$473,309	$92,489	$565,798

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	2023
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$35,582	$63,530	$99,112
Unit-based	199,040	15,753	214,793
Fixed price	192,354	3,836	196,190
Total (1)	$426,976	$83,119	$510,095

Client Type
Commercial	$31,162	$5,866	$37,028
Government	159,935	76,972	236,907
Utilities (2)	235,879	281	236,160
Total (1)	$426,976	$83,119	$510,095

Geography (3)
Domestic	$426,976	$83,119	$510,095
(1)	Amounts may not add to the totals due to rounding.
(2)	Includes the portion of revenue related to small business programs paid by the end user/customer.
(3)	Revenue from the Company’s foreign operations were immaterial for fiscal years 2025, 2024, and 2023.

The following sets forth the assets that are included in Unallocated Corporate as of January 2, 2026 and December 27, 2024.

	2025	2024
	(in thousands)
Assets:
Cash and cash equivalents	$65,919	$74,158
Restricted cash	—	—
Accounts receivable, net	(2,618)	(6,881)
Prepaid expenses	5,339	2,765
Goodwill	2	2
Other receivables	2,150	40
Equipment and leasehold improvements, net	1,310	1,051
ROU Assets	890	1,149
Other	1,952	1,147
Deferred income taxes	26,798	13,346
	$101,742	$86,777

Geographical Information

Substantially all of the Company’s consolidated revenue was derived from its operations in the U.S.

The Company operates through a network of offices spread across 22 U.S. states, the District of Columbia, the Commonwealth of Puerto Rico, and Canada. Revenues from the Company’s Puerto Rican and Canadian operations were not material for fiscal years 2025, 2024, and 2023.

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Customer Concentration

For fiscal years 2025, 2024, and 2023, the Company’s top 10 customers accounted for 50.7%, 51.3%, and 52.7%, respectively, of the Company’s consolidated contract revenue. For fiscal year 2025, the Company had individual customers that accounted for more than 10% of its consolidated contract revenue; for fiscal year 2025, the Company derived 23.2% of its consolidated contract revenue from two customers, Clark County School District and Southern California Edison. For fiscal years 2024 and 2023, the Company had no individual customers that accounted for more than 10% of its consolidated contract revenue.

On a segment basis, the Company also had individual customers that accounted for more than 10% of its segment contract revenues. For fiscal year 2025, the Company derived 27.4% of its Energy segment revenues from two customers, Clark County School District and Southern Edison, and had no individual customers accounted for more than 10% of its Engineering and Consulting segment revenues. For fiscal year 2024, the Company derived 10.7% of its Energy segment revenues from one customer, Southern California Edison, and had no individual customers accounted for more than 10% of its Engineering and Consulting segment revenues. For fiscal year 2023, the Company derived 22.7% of its Energy segment revenues from two customers, Los Angeles Department of Water and Power (“LADWP”) and the Dormitory Authority State of New York (“DASNY”), and had no individual customers accounted for more than 10% of its Engineering and Consulting segment revenues.

The Company’s largest clients are based in California, New York, and Nevada. In fiscal years 2025, 2024, and 2023, services provided to clients in California accounted for 43.5%, 43.9%, and 45.1%, respectively, of the Company’s consolidated contract revenue, services provided to clients in New York accounted for 19.0%, 23.6%, and 24.7%, respectively, of the Company’s consolidated contract revenue, and services provided to clients in Nevada accounted for 11.8%, 8.2%, and 0.3%, respectively, of the Company’s consolidated contract revenue.

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10. SHAREHOLDERS’ EQUITY

Stock Incentive Plans

2006 Stock Incentive Plan

In June 2006, the Company’s board of directors adopted the 2006 Stock Incentive Plan (“2006 Plan”) and it received stockholder approval. The Company re-submitted the 2006 Plan to its stockholders for post-IPO approval at the 2007 annual meeting of the stockholders and it was approved. After the Company’s shareholders approved the 2008 Plan (as defined below) in June 2008, no additional awards were granted under the 2006 Plan. The 2006 Plan had 300,000 shares of common stock reserved for issuance to the Company’s directors, executives, officers, employees, consultants and advisors. Approximately 182,735 shares that were available for award grant purposes under the 2006 Plan became available for grant under the 2008 Plan following shareholder approval of the 2008 Plan. Options granted under the 2006 Plan could be “non-statutory stock options” which expired no more than 10 years from the date of grant or “incentive stock options” as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). Upon exercise of non-statutory stock options, the Company is generally entitled to a tax deduction on the exercise of the option for an amount equal to the excess over the exercise price of the fair market value of the shares at the date of exercise. The Company is generally not entitled to any tax deduction on the exercise of an incentive stock option. The 2006 Plan terminated in June 2016 and, as of January 2, 2026, there were no outstanding stock options under the 2006 Plan.

Amended and Restated 2008 Performance Incentive Plan

In March 2008, the Company’s board of directors adopted the 2008 Performance Incentive Plan (“2008 Plan”), and it received stockholder approval at the 2008 annual meeting of the stockholders in June 2008. The 2008 Plan was originally set to terminate on April 17, 2027 but received extensions through several annual meetings of the stockholders, the latest of which was the 2025 annual meeting of the stockholders. The 2008 Plan is currently scheduled to expire on April 13, 2035.

The 2008 Plan initially had 450,000 shares of common stock reserved for issuance (not counting any shares originally available under the 2006 Plan that “poured over”) and, through several annual meetings of the stockholders, stockholders approved share increases to the 2008 Plan, the latest of which was the 2025 annual meeting of the stockholders approving a 150,000 share increases. The maximum number of shares of the Company’s common stock that may be issued or transferred pursuant to awards under the 2008 Plan can also be increased by any shares subject to stock options granted under the 2006 Plan and outstanding as of June 9, 2008 which expire, or for any reason are cancelled or terminated, after June 9, 2008 without being exercised. As of January 2, 2026, the 2008 Plan had 938,000 shares of common stock reserved for issuance. Awards authorized by the 2008 Plan include stock options, stock appreciation rights, restricted stock, stock bonuses, stock units, performance stock, and other share-based awards. No participant may be granted an option to purchase more than 300,000 shares in any fiscal year. Options generally may not be granted with exercise prices less than fair market value at the date of grant, with vesting provisions and contractual terms determined by the compensation committee of the board of directors on a grant-by-grant basis, subject to the minimum vesting provisions contained in the 2008 Plan. Options granted under the 2008 Plan may be “nonqualified stock options” or “incentive stock options” as defined in Section 422 of the Internal Revenue Code. The maximum term of each option shall be 10 years. Upon exercise of nonqualified stock options, the Company is generally entitled to a tax deduction on the exercise of the option for an amount equal to the excess over the exercise price of the fair market value of the shares at the date of exercise. The Company is generally not entitled to any tax deduction on the exercise of an incentive stock option. For awards other than stock options, the Company is generally entitled to a tax deduction at the time the award holder recognizes income with respect to the award equal to the amount of compensation income recognized by the award holder. Options and other awards provide for accelerated vesting if there is a change in control (as defined in the 2008 Plan) and the outstanding awards are not substituted or assumed in connection with the transaction.

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Through January 2, 2026, outstanding awards granted, net of forfeitures and exercises, under the 2008 Plan consisted of 24,000 shares of incentive stock options, 376,000 shares of nonqualified stock options, 98,000 shares of restricted stock awards, 123,000 shares of restricted stock units, and 184,000 shares of performance-based restricted stock units.

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

As of January 2, 2026, there were 702,000 shares available for issuance under the ESPP.

Stock-based Compensation Expense

The compensation expense that has been recognized for stock options, restricted stock awards (“RSA”), restricted stock units (“RSU”), performance-based restricted stock units (“PBRSU”), and ESPP issued under these plans was $11.8 million, $7.4 million, and $5.3 million for fiscal years 2025, 2024, and 2023, respectively.

The Company did not have any unrecognized compensation expense related to nonvested stock options for fiscal years 2025, 2024, and 2023.

The total unrecognized compensation expense related to RSAs was $2.1 million, $2.3 million, and $2.5 million, for fiscal years 2025, 2024, and 2023, respectively. That expense is expected to be recognized over a weighted-average period of 1.0 years.

The total unrecognized compensation expense related to RSUs was $3.1 million and $1.4 million for fiscal years 2025 and 2024, respectively. The Company did not have any unrecognized compensation related to RSUs for fiscal year 2023. That expense is expected to be recognized over a weighted-average period of 1.8 years.

The total unrecognized compensation expense related to PBRSUs was $10.2 million, $7.0 million, and $5.2 million for the fiscal years 2025, 2024, and 2023, respectively. That expense is expected to be recognized over a weighted-average period of 1.0 years.

There were no options granted that were immediately vested during the fiscal years 2025, 2024, or 2023.

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Summary of Stock Option Activity

A summary of option activity under the 2006 Plan and 2008 Plan as of January 2, 2026 and changes during the fiscal years ended January 2, 2026, December 27, 2024, and December 29, 2023 is presented below. The intrinsic value of the fully-vested options is $32.3 million based on the Company’s closing stock price of $106.66 and the weighted average exercise price of outstanding options on January 2, 2026.

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual
	Options	Price	Term
	(in thousands)		(in years)
Outstanding at December 27, 2024	551	$23.75	2.30
Granted	—	—	—
Exercised	(151)	18.24	—
Forfeited or expired	—	—	—
Outstanding at January 2, 2026	400	$25.83	1.68
Vested and expected to vest at January 2, 2026	400	$25.83	1.68
Exercisable at January 2, 2026	400	$25.83	1.68

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual
	Options	Price	Term
	(in thousands)		(in years)
Outstanding at December 29, 2023	787	$20.64	2.70
Granted	—	—	—
Exercised	(221)	12.50	—
Forfeited or expired	(15)	26.26	—
Outstanding at December 27, 2024	551	$23.75	2.30
Vested and expected to vest at December 27, 2024	551	$23.75	2.30
Exercisable at December 27, 2024	551	$23.75	2.30

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual
	Options	Price	Term
	(in thousands)		(in years)
Outstanding at December 30, 2022	816	$20.38	3.68
Granted	—	—	—
Exercised	(19)	9.77	—
Forfeited or expired	(10)	19.05	—
Outstanding at December 29, 2023	787	$20.64	2.70
Vested and expected to vest at December 29, 2023	787	$20.64	2.70
Exercisable at December 29, 2023	787	$20.64	2.70

The Company did not have any unvested options, nor changes in nonvested options, during the fiscal years 2025, 2024, and 2023.

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Summary of Time-Based Restricted Stock Activity

The Company’s time-based restricted stock is comprised of RSAs and RSUs.

A summary of RSAs activity under the 2008 Plan as of January 2, 2026 is presented below:

	Time-Based	Weighted-Average
	Restricted Stock Award	Grant Date Fair Value
	(in thousands)
Outstanding at December 27, 2024	146	$23.60
Awarded	29	63.96
Vested	(76)	23.62
Forfeited	(1)	17.83
Outstanding at January 2, 2026	98	$35.36

Outstanding at December 29, 2023	171	$20.44
Awarded	45	32.58
Vested	(70)	21.60
Forfeited	—	—
Outstanding at December 27, 2024	146	$23.60

Outstanding at December 30, 2022	135	$34.07
Awarded	154	18.04
Vested	(114)	33.45
Forfeited	(4)	17.83
Outstanding at December 29, 2023	171	$20.44

A summary of RSUs activity under the 2008 Plan as of January 2, 2026 is presented below (1):

	Time-Based	Weighted-Average
	Restricted Stock Unit	Grant Date Fair Value
	(in thousands)
Outstanding at December 27, 2024	70	$27.55
Awarded	77	41.53
Vested	(24)	27.55
Forfeited	—	—
Outstanding at January 2, 2026	123	$36.28

Outstanding at December 29, 2023	—	$—
Awarded	70	27.55
Vested	—	—
Forfeited	—	—
Outstanding at December 27, 2024	70	$27.55

(1)	The Company did not grant, nor have any RSU activity, prior to fiscal year 2024.

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Summary of Performance-Based Restricted Stock Unit Activity

A summary of performance-based restricted stock unit activity under the 2008 Plan as of January 2, 2026 is presented below:

	Performance-Based	Weighted-Average
	Restricted Stock Unit	Grant Date Fair Value
	(in thousands)
Outstanding at December 27, 2024	169	$19.59
Awarded	209	37.35
Released	(194)	25.85
Forfeited	—	—
Outstanding at January 2, 2026	184	$29.34

Outstanding at December 29, 2023	130	$22.88
Awarded	144	25.44
Released	(105)	31.60
Forfeited	—	—
Outstanding at December 27, 2024	169	$19.59

Outstanding at December 30, 2022	66	$27.93
Awarded	112	19.89
Released	(46)	22.84
Forfeited	(2)	21.67
Outstanding at December 29, 2023	130	$22.88

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

No options were granted during fiscal years 2025, 2024, or 2023.

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

ESPP

The fair value of ESPP purchase rights issued is calculated using the Black-Scholes valuation model that uses the assumptions noted in the following table. Purchase right under the ESPP are generally granted on either January 1 or July 1 of each year. The assumptions are as follows:

	2025	2024	2023
Weighted-average expected term (in years)	.5	.5	.5
Risk-Free interest Rate	4.1%	5.1%	4.9%
Stock Price Volatility	30.7%	29.7%	29.9%
Dividend yield	0%	0%	0%
Fair Value	$52.14	$25.22	$18.50

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11. INCOME TAXES

On January 2, 2026, the Company adopted ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. ASU 2023-09 amends the rules on income tax disclosures to require entities to disclose specific categories in the rate reconciliation, the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and income tax expense or benefit from continuing operations (separated by federal, state, and foreign). ASU 2023-09 further requires entities to disclose their income tax payments to international, federal, state, and local jurisdictions, among other changes.

As permitted by ASU 2023-09, the Company adopted this standard on a prospective basis starting with its fiscal year 2025 annual reporting period.

The provision for income taxes is comprised of (1):

	Fiscal Year
	2025	2024	2023

	(in thousands)
Current federal taxes	$(341)	$361	$61
Current state taxes	1,234	1,207	676
Current foreign taxes	18	18	—
Deferred federal taxes	(11,570)	1,677	2,022
Deferred state taxes	(1,904)	846	906
	$(12,563)	$4,109	$3,665
(1)	Revenue from the Company’s foreign operations was immaterial for fiscal years 2025, 2024, and 2023.

The provision for income taxes reconciles to the amounts computed by applying the statutory federal tax rate of 21% for fiscal years 2025, 2024, and 2023 to the Company’s income before income taxes. The sources and tax effects of the differences for fiscal years 2025, 2024 and 2023 are as follows:

	Fiscal Year
	2025
	(in thousands)	Percent
US federal statutory tax rate	$8,398	21.0%
State and local income taxes, net of federal income tax effect (1)	(605)	(1.5)%
Tax credits
Research and development tax credit	(852)	(2.1)%
Other - tax credits	(29)	(0.1)%
Nontaxable and nondeductible items
Officer compensation	1,328	3.3%
Stock compensation	(2,610)	(6.5)%
Other - nondeductible items	211	0.5%
Other
Energy efficiency building deduction	(18,509)	(46.3)%
Other	83	0.2%
Foreign tax effects	22	0.1%
Effective tax rate	$(12,563)	(31.4)%

(1)	The state and local jurisdiction that contribute to the majority (greater than 50%) of the tax effect in this category include California, New York State, and New York City.

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Fiscal Year
	2024	2023

	(in thousands)
Computed “expected” federal income tax expense	$5,603	$3,064
Permanent differences	52	194
Nondeductible executive compensation	600	121
Stock options and disqualifying dispositions	(910)	560
Energy efficient building deduction	(2,053)	(717)
Current and deferred state income tax expense, net of federal benefit	1,694	1,250
Research and development tax credit	(813)	(867)
Change in valuation allowance	(85)	—
Other	21	60
Provision for income taxes	$4,109	$3,665
Effective tax rate	15.4%	25.1%

The Company's effective tax rate includes the impact of discrete items such as the excess tax benefit on stock compensation deductions. Stock compensation deductions are recognized in the period in which stock awards vest, or exercise, and are calculated as the difference between the recorded stock compensation expense and the amount realized at the vesting or exercise date. In addition, the Company’s effective tax rate includes estimates related to deductions related to energy-efficiency building deduction under Section 179D. These estimates are calculated based on the most readily available information including building-specific data, estimated project completion dates, estimated deduction rates, and related tax law guidance. Changes related to estimates are recognized in the period in which they occur.

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets and liabilities are as follows:

	January 2,	December 27,
	2026	2024

	(in thousands)
Deferred tax assets:
Other accrued liabilities	$4,942	$4,642
Federal and state net operating losses	18,751	11,451
Lease liability	4,882	4,269
Stock compensation	1,902	1,509
Capitalized research and development	6,369	5,058
Credit carryforwards	4,236	2,395
Excess business interest limitation	746	—
Other	367	212
Total deferred tax assets	42,195	29,536
Valuation allowance	(1,106)	(1,106)
Net deferred tax assets	$41,089	$28,430
Deferred tax liabilities:
Deferred revenue	$(2,687)	$(2,899)
Fixed assets	(1,390)	(2,813)
Intangible assets	(5,194)	(5,475)
Lease right-of-use assets	(4,432)	(3,806)
Prepaids	(756)	—
Other	—	(91)
Total deferred tax liabilities	(14,459)	(15,084)
Net deferred tax asset	$26,630	$13,346

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of January 2, 2026, the Company had federal and state operating loss carryovers of $67.0 million and $78.6 million, respectively. As of January 2, 2026, the Company had a federal tax credit carryforward of $4.2 million, and an immaterial amount of state tax credit carryforward. The federal net operating losses begin to expire in 2028. The majority of the state net operating loss carryovers will begin to expire in 2031.

During each fiscal year, management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize existing deferred tax assets. During fiscal year 2025, no change was made to the tax valuation allowance as the available positive and negative evidence did not warrant for any changes. During fiscal year 2024, $0.1 million of the valuation allowance was released due to expected future utilization of deferred tax assets.

As of January 2, 2026 and December 27, 2024, the Company’s liabilities related to uncertain tax positions were immaterial to the consolidated financial statements. The Company may be subject to examination by the Internal Revenue Service (“IRS”) for calendar years 2022 through 2025. The Company may also be subject to examination on certain state and local jurisdictions for the years 2021 through 2025.

The Company's policy is to recognize interest and penalties related to unrecognized tax benefits in income tax expense. As of January 2, 2026 and December 27, 2024, the Company did not have any unrecognized tax benefits. In addition, during the fiscal year 2025, the Company did not have any additions or reductions of unrecognized tax benefits.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. The legislation did not have a material impact on the Company's income tax expense for the year ended December 31, 2025. In addition, OBBA did not have a material impact to the Company's effective income tax rate for 2025. The OBBBA makes permanent some key tax provisions for tax year 2026, primarily the repeal of the energy-efficiency building deduction under Section 179D for property for which construction begins after June 30, 2026.

The cash paid for income taxes, net of refunds, during the year was as follows:

Fiscal Year
2025
(in thousands)
Federal	$901

State and Local
California	943
New York	170
New York City	106
Other	198
Foreign
Other	20
Total	$2,338

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

The following table sets forth the number of weighted-average common shares outstanding used to compute basic and diluted EPS:

	Fiscal Year
	2025	2024	2023

	(in thousands, except per share amounts)
Net income (loss)	$52,557	$22,570	$10,926
Weighted-average common shares outstanding	14,461	13,818	13,394
Effect of dilutive stock options and restricted stock awards	610	427	212
Weighted-average common shares outstanding-diluted	15,071	14,245	13,606
Earnings (Loss) per share:
Basic	$3.63	$1.63	$0.82
Diluted	$3.49	$1.58	$0.80

For the fiscal years 2025, 2024, and 2023, the Company excluded 4,000, 71,000 and 363,000 common shares subject to outstanding equity awards, respectively, from the calculation of diluted shares because their impact would have been anti-dilutive.

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13. BUSINESS COMBINATIONS

Acquisition of Alternative Power Generation, Inc.

On March 3, 2025 (the “APG Closing Date”), the Company acquired all of the capital stock of Alternative Power Generation, Inc. (“APG”). APG provides innovative, progressive, and customized electric power solutions for EV charging, solar, AI data centers, microgrids, battery energy storage systems (“BESS”), and substations. APG offers consulting, design, engineering, procurement, and construction management. APG’s financial information is included within the Energy segment beginning in the first quarter of fiscal year 2025.

The Company agreed to pay up to $43.5 million for the purchase of all the capital stock of APG, which purchase price consists of (i) $19.5 million in cash paid on the APG Closing Date (subject to holdbacks and adjustments), (ii) $6.0 million in shares of the Company’s common stock, based on the closing average price per share of the Company’s common stock for the twenty trading days preceding the APG Closing Date, and (iii) up to $18.0 million in cash if APG exceeds certain financial targets during the three years after the APG Closing Date. The Company used cash on hand and restricted common stock to fund the initial purchase price on the APG Closing Date.

The acquisition was accounted for as a business combination in accordance with ASC 805. Under ASC 805, the Company recorded the acquired assets and assumed liabilities at their estimated fair value with the excess allocated to goodwill. Goodwill represents the value the Company expects to achieve through the operational synergies, the expansion into new markets and APG’s assembled workforce. The Company estimates that the entire goodwill balance resulting from the acquisition of APG will be tax deductible.

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

During the fiscal year 2025, the Company made adjustments, primarily related to other working capital adjustments and holdbacks, to the consideration paid for APG which resulted in an adjustment to the purchase price allocation of APG. The adjustments resulted in an increase of $6.9 million in the net carrying value of backlog and goodwill, and an aggregate decrease of $5.3 million in the net carrying value of customer relationships, and tradename. The change in the fair value of intangible assets resulted in a decrease in the amortization expense of $1.7 million to the consolidated financial statements for the fiscal year ended January 2, 2026.

For the fiscal year 2025, the acquisition related costs associated with APG were not material. During the fiscal year 2025, the acquisition of APG contributed $27.3 million in revenue and contributed $1.3 million in income (loss) from operations.

Other 2025 Acquisitions

Acquisition of Compass Municipal Advisors, LLC

On January 2, 2026, (the “Compass Closing Date”), the Company acquired all the equity of Compass Municipal Advisors, LLC. (“Compass”). Compass is a full service municipal advisory firm providing a broad range of financial services to municipalities across the Southeast. Compass’ financial information is included within the Company’s Engineering and Consulting segment beginning in the last day of the Company’s fourth quarter of fiscal year 2025.

The Company agreed to pay (i) $3.5 million in cash on the Compass Closing Date (subject to holdbacks and adjustments) and (ii) up to $1.0 million in cash if Compass exceeds certain financial targets during the one year after the Compass Closing Date; for a potential maximum purchase price of $4.5 million. The Company used cash on hand to fund the initial purchase price on the Compass Closing Date.

The acquisition was accounted for as a business combination in accordance with ASC 805. Under ASC 805, the Company recorded the acquired assets and assumed liabilities at their estimated fair value with the excess allocated to goodwill. Goodwill represents the value the Company expects to achieve through the operational synergies, the expansion into new markets and Compass’ assembled workforce. The Company estimates that the entire goodwill balance resulting from the acquisition will be tax deductible.

As of January 2, 2026, the preliminary consideration is comprised of $3.4 million in cash, $0.6 million in other working capital adjustments and holdbacks, and $0.9 million in contingent consideration. The preliminary fair value of the contingent consideration liability was estimated by discounting to present value the contingent payments expected to be made. The Company applied a discount rate derived from previous valuation studies performed by a third-party valuation firm for the Company’s historical acquisitions with similar characteristics. The preliminary estimate of the fair

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

values for intangible assets were calculated utilizing a weighted average allocation derived from previous valuation studies performed by a third-party valuation firm for the Company’s historical acquisitions with similar characteristics.

As of January 2, 2026, the purchase price allocation is preliminary and subject to change within the measurement period (not to exceed twelve months following the Compass Closing Date) and is primarily comprised of $2.0 million in customer relationships, and $2.0 million in goodwill. The areas of the purchase price allocation that are not yet finalized relate primarily to contingent consideration valuation, intangible assets, and goodwill.

The Company expects to continue to obtain information for the purpose of determining the fair value of the assets acquired on the Compass Closing Date throughout the remainder of the measurement period. Accordingly, adjustments may be made as additional information is obtained about the facts and circumstances that existed as of the valuation date. In addition, the Company expects to engage a third-party independent valuation specialist to assist in management’s determination of fair values of intangible assets acquired. Any adjustments will be recorded in the period in which they are identified.

 During the fiscal year 2025, the Company did not make any adjustments to the consideration paid for Compass, and as a result, there were no adjustments to the purchase price allocation for the fiscal year ended January 2, 2026. For the fiscal year 2025, there were no acquisition related costs associated with Compass. During fiscal year 2025, Compass’ contributions to revenue and net income were not material to the Company’s consolidated financial statements.

Acquisition of Alpha Inspections, Inc.

On January 31, 2025 (the “Alpha Closing Date”), the Company acquired all of the capital stock of Alpha Inspections, Inc. (“Alpha”). Alpha is a company that provides an array of municipal services including building inspections, and plan reviews. Alpha’s financial information is included within the Engineering and Consulting segment beginning in the first quarter of fiscal year 2025.

The Company agreed to pay $12.0 million to be paid in cash on the Alpha Closing Date (subject to holdbacks and adjustments). The Company used cash on hand to fund the purchase price on the Alpha Closing Date.

The acquisition was accounted for as a business combination in accordance with ASC 805. Under ASC 805, the Company recorded the acquired assets and assumed liabilities at their estimated fair value with the excess allocated to goodwill. Goodwill represents the value the Company expects to achieve through the operational synergies, the expansion into new markets and Alpha’s assembled workforce. The Company estimates that the entire goodwill balance resulting from the acquisition of Alpha will be tax deductible.

The Company engaged a third-party independent valuation specialist to assist in management’s determination of fair values of tangible and intangible assets acquired and liabilities assumed. The finalized purchase price allocation is primarily comprised of $6.0 million in customer relationships and $4.9 million in goodwill.

  During the fiscal year 2025, the Company made adjustments, primarily related to other working capital adjustments and holdbacks, to the consideration paid for Alpha, which resulted in an adjustment to the purchase price allocation of Alpha. The adjustments resulted in an aggregate increase of $3.6 million in the net carrying value of customer relationships and non-current assets, and an aggregate decrease of $3.5 million in the net carrying value of backlog, tradename, liabilities, and goodwill. The change in the fair value of intangible assets resulted in a decrease of $0.1 million in the amortization expense for the fiscal year ended January 2, 2026.

For the fiscal year 2025, the acquisition related costs associated with Alpha included in other general and administrative expenses in the consolidated statements of comprehensive income were not material. During fiscal year 2025, Alpha’s contributions to revenue and net income were not material to the Company’s consolidated financial statements.

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following unaudited pro forma financial information for the fiscal years ended January 2, 2026 and December 27, 2024, assumes that the acquisitions of all the outstanding shares of Compass, APG, and Alpha, occurred on the first day of the year prior to the year of acquisition:

	Fiscal Year
	2025	2024
	(in thousands, except per share data)
	(Unaudited)
Pro forma revenue	$690,448	$611,284

Pro forma income (loss) from operations	$44,911	$38,924
Pro forma net income (loss) (1)	$53,561	$29,031

Income (Loss) per share:
Basic	$3.70	$2.10
Diluted	$3.55	$2.04

Weighted average shares outstanding:
Basic	14,461	13,818
Diluted	15,071	14,245
(1)	Adjustments to pro forma net income include income from operations, amortization and interest expenses.

This pro forma supplemental information does not purport to be indicative of what the Company’s operating results would have been had these acquisitions occurred on the first day of the year prior to the year of acquisition and may not be indicative of future operating results.

During fiscal year 2025, the acquisitions of Compass, APG, Alpha, contributed $30.4 million in revenue, and contributed $3.4 million in income (loss) from operations.

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

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The tables below reflect selected quarterly information for the fiscal years ended January 2, 2026 and December 27, 2024.

	Fiscal Three Months Ended
	April 4,	July 4,	October 3,	January 2,
	2025	2025	2025	2026

	(in thousands except per share amounts)
Contract revenue	$152,386	$173,473	$182,006	$173,687
Income (loss) from operations	7,036	11,816	14,862	10,433
Income tax expense (benefit)	506	(5,255)	569	(8,383)
Net income (loss)	4,687	15,436	13,721	18,713
Earnings (loss) per share:
Basic	$0.33	$1.07	$0.94	$1.28
Diluted	$0.32	$1.03	$0.90	$1.23
Weighted-average shares outstanding:
Basic	14,163	14,444	14,603	14,655
Diluted	14,628	14,917	15,229	15,260

	Fiscal Three Months Ended
	March 29,	June 28,	September 27,	December 27,
	2024	2024	2024	2024

	(in thousands except per share amounts)
Contract revenue	$122,489	$140,996	$158,252	$144,061
Income (loss) from operations	5,361	6,448	8,674	10,870
Income tax expense (benefit)	986	720	157	2,246
Net income (loss)	2,942	4,594	7,346	7,688
Earnings (loss) per share:
Basic	$0.22	$0.33	$0.53	$0.55
Diluted	$0.21	$0.33	$0.51	$0.53
Weighted-average shares outstanding:
Basic	13,605	13,725	13,930	14,012
Diluted	13,910	14,074	14,358	14,509

WILLDAN GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

16. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, Subsequent Events, the Company evaluates subsequent events up until the date the consolidated financial statements are issued. As of February 26, 2026, there were no subsequent events required to be reported.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in and/or disagreements with accountants on accounting and financial disclosure during the fiscal year ended January 2, 2026.

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

In connection with the preparation of this Annual Report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of January 2, 2026. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, as of January 2, 2026.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of January 2, 2026. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework). Our management concluded that, as of January 2, 2026, our internal control over financial reporting was effective based on these criteria.

As discussed in Note 13, “Business Combinations”, to our consolidated financial statements, we acquired Alpha Inspections, Inc. (“Alpha”) on January 31, 2025, Alternative Power Generation, Inc. (“APG”) on March 3, 2025, and Compass Municipal Advisors, LLC (“Compass”), on January 2, 2026. As permitted by guidelines established by the SEC for newly acquired business, we excluded the acquisition from the scope of our assessment on internal controls over financial reporting for the fiscal year ended January 2, 2026. These acquisitions contributed $12.4 million of total assets and $13.0 million of total liabilities, respectively, to our consolidated balance sheet as of January 2, 2026, and $30.4 million to our consolidated revenues for the fiscal year ended January 2, 2026. We are in the process of integrating these businesses into our overall internal controls over financial reporting process and plan to include our assessment of the businesses’ internal control over financial reporting within one year of the applicable acquisition date.

Report of Independent Registered Public Accounting Firm

Crowe LLP, the independent registered public accounting firm that audited the fiscal year 2025 consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of January 2, 2026, which is included herein.

Changes in Internal Controls

On January 31, 2025, March 3, 2025, and January 2, 2026, we completed the acquisition of Alpha, APG, and Compass, respectively. Prior to their acquisition, Alpha, APG, and Compass were privately-held companies and were not subject to the Sarbanes-Oxley Act of 2002, the rules and regulations of the SEC, or other corporate governance requirements applicable to public reporting companies. As part of our ongoing integration activities, we are continuing to incorporate our controls and procedures into Alpha, APG, and Compass, and, if needed, to augment our company-wide controls to reflect the risks that may be inherent in the acquisitions of these privately-held companies.

Other than our integrations of Alpha, APG, and Compass, there have been no changes in our internal control over financial reporting during the quarter ended January 2, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

There are no disclosures required by this Item 9B, including those relating to “Rule 10b5-1 trading arrangements” and “non-Rule 10b5-1 trading arrangements,” as those terms are defined in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to Willdan Group, Inc.’s Proxy Statement for its 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the Company’s 2025 fiscal year.

We have posted our Code of Ethical Conduct on our website, www.willdan.com, under the heading “Investors—Governance—Governance Documents.” The Code of Ethical Conduct applies to our Chief Executive Officer and Chief Financial Officer. Upon request and free of charge, we will provide any person with a copy of the Code of Ethical Conduct. See “Item 1. Business—Available Information.” To the extent required by rules adopted by the SEC and the Nasdaq Stock Market, we intend to promptly disclose future amendments to certain provisions of the code, or waivers of such provisions granted to executive officers and directors on our website at www.willdan.com under “Investors—Governance.”

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to Willdan Group, Inc.’s Proxy Statement for its 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the Company’s 2025 fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this item is incorporated by reference to Willdan Group, Inc.’s Proxy Statement for its 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the Company’s 2025 fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to Willdan Group, Inc.’s Proxy Statement for its 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the Company’s 2025 fiscal year.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to Willdan Group, Inc.’s Proxy Statement for its 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the Company’s 2025 fiscal year.

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

10.1

Amended and Restated Credit Agreement, dated as of May 5, 2025, by and among Willdan Group, Inc., as Borrower, the Guarantors (as defined therein), the Lenders (as defined therein), BMO Bank N.A., as Joint Lead Arranger, Joint Book Runner and Administrative Agent, Bank of America, N.A. as Joint Book Runner and Syndication Agent and J.P. Morgan, N.A. as Joint Lead Arranger, Joint Book Runner and Syndication Agent (incorporated by reference to Exhibit 10.1 to Willdan Group, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on May 9, 2025).

Exhibit Number	Exhibit Description
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

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to Willdan Group, Inc.’s Annual Report on Form 10-K filed on March 6, 2025).
21.1*	Subsidiaries of Willdan Group, Inc.
23.1*	Consent of Crowe LLP.
24.1*	Power of Attorney (included on signature page hereto).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Exhibit Description
97	Policy Relating to Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97 to Willdan Group, Inc.’s Annual Report on Form 10-K filed on March 8, 2024).
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
‡	Portions of the referenced exhibit have been omitted pursuant to Item 601(b) of Regulation S-K because it (i) is not material and (ii) would be competitively harmful if publicly disclosed.

†	Indicates a management contract or compensating plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILLDAN GROUP, INC.

/s/ Creighton K. Early
Creighton K. Early
Chief Financial Officer and Executive Vice President
February 26, 2026

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

Signature	Title	Date

/s/ Michael A. Bieber	President, Chief Executive Officer and Director (principal executive officer)	February 26, 2026
Michael A. Bieber

/s/ Creighton K. Early	Chief Financial Officer and Executive Vice President (principal financial officer and principal accounting officer)	February 26, 2026
Creighton K. Early

/s/ Thomas D. Brisbin	Chairman of the Board and Director	February 26, 2026
Thomas D. Brisbin

/s/ Steven A. Cohen	Director	February 26, 2026
Steven A. Cohen

/s/ Cynthia A. Downes	Director	February 26, 2026
Cynthia A. Downes

/s/ Dennis V. McGinn	Director	February 26, 2026
Dennis V. McGinn

/s/ Wanda K. Reder	Director	February 26, 2026
Wanda K. Reder

/s/ Mohammad Shahidehpour	Director	February 26, 2026
Mohammad Shahidehpour