Form 10-Q
period 2026-04-03
Willdan Group, Inc.
filed 2026-05-08
CIK 1370450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2026

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

Large accelerated filer ⌧	Accelerated filer ◻

Non-accelerated filer ◻	Smaller reporting company ◻
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

As of May 6, 2026, there were 15,110,606 shares of common stock, $0.01 par value per share, of Willdan Group, Inc. issued and outstanding.

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

All of our forward-looking statements are subject to risks and uncertainties that may cause our actual results to differ materially from our expectations. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to:

●	our ability to adequately complete projects in a timely manner;
●	our ability to compete successfully in the highly competitive energy services market, which represented 85% of our consolidated revenue in fiscal year 2025;
●	our reliance on work from our top ten clients, which accounted for 51% of our consolidated contract revenue for fiscal year 2025;
●	changes in state, local and regional economies and government budgets;
●	our ability to win new contracts, to renew existing contracts and to compete effectively for contracts awarded through bidding processes;
●	our ability to realize the full amount of our backlog;
●	our ability to make principal and interest payments on our outstanding debt as they come due and to comply with the financial covenants contained in our debt agreements;
●	our ability to manage supply chain constraints, labor shortages, elevated interest rates, and elevated inflation;
●	our ability to obtain financing and to refinance our outstanding debt as it matures;
●	our ability to successfully integrate our acquisitions and execute on our growth strategy; and
●	our ability to attract and retain managerial, technical, and administrative talent.

The above is not a complete list of factors or events that could cause actual results to differ from our expectations, and we cannot predict all of them. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements disclosed elsewhere in this Quarterly Report on Form 10-Q, and under Part I, Item 1A. “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended January 2, 2026, as such disclosures may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange Commission, including subsequent Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and public communications. You should evaluate all forward-looking statements made in this Quarterly Report on Form 10-Q and otherwise in the context of these risks and uncertainties.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(Unaudited)

	April 3,	January 2,
	2026	2026
Assets
Current assets:
Cash and cash equivalents	$28,278	$65,919
Restricted cash	5,288	—
Accounts receivable, net of allowance for doubtful accounts of $271 and $340 at April 3, 2026 and January 2, 2026, respectively	80,773	64,604
Contract assets	94,781	107,296
Other receivables	2,850	6,330
Prepaid expenses and other current assets	8,382	7,528
Total current assets	220,352	251,677
Equipment and leasehold improvements, net	30,954	31,491
Goodwill	179,545	179,530
Right-of-use assets	17,332	16,600
Other intangible assets, net	33,107	35,521
Other assets	2,142	2,762
Deferred income taxes, net	28,252	26,630
Total assets	$511,684	$544,211
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$42,153	$45,628
Accrued liabilities	50,848	82,434
Contingent consideration payable	9,604	3,732
Contract liabilities	20,345	21,565
Notes payable	2,500	2,500
Finance lease obligations	1,275	1,225
Lease liability	4,734	4,670
Total current liabilities	131,459	161,754
Contingent consideration payable, less current portion	8,874	16,651
Notes payable, less current portion	45,354	45,962
Finance lease obligations, less current portion	1,188	1,162
Lease liability, less current portion	14,395	13,762
Other noncurrent liabilities	69	69
Total liabilities	201,339	239,360

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 40,000 shares authorized; 14,966 and 14,762 shares issued and outstanding at April 3, 2026 and January 2, 2026, respectively	150	148
Additional paid-in capital	212,112	215,269
Accumulated other comprehensive income (loss)	(151)	(270)
Retained earnings	98,234	89,704
Total stockholders’ equity	310,345	304,851
Total liabilities and stockholders’ equity	$511,684	$544,211

See accompanying notes to Condensed Consolidated Financial Statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	April 3,	April 4,
	2026	2025
Contract revenue	$155,114	$152,386

Direct costs of contract revenue (inclusive of directly related depreciation and amortization):
Salaries and wages	29,276	27,677
Subcontractor services and other direct costs	62,682	67,048
Total direct costs of contract revenue	91,958	94,725

Gross profit	63,156	57,661

General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	33,001	31,108
Facilities and facility related	2,358	2,624
Stock-based compensation	3,692	2,426
Depreciation and amortization	5,446	4,440
Other	11,367	10,027
Total general and administrative expenses	55,864	50,625

Income (Loss) from operations	7,292	7,036

Other income (expense):
Interest expense, net	(835)	(1,802)
Other, net	795	(41)
Total other expense, net	(40)	(1,843)

Income (Loss) before income taxes	7,252	5,193
Income tax (benefit) expense	(1,278)	506
Net income (loss)	8,530	4,687

Other comprehensive income (loss):
Unrealized gain (loss) on derivative contracts, net of tax	119	(185)
Comprehensive income (loss)	$8,649	$4,502

Earnings (Loss) per share:
Basic	$0.58	$0.33
Diluted	$0.55	$0.32

Weighted-average shares outstanding:
Basic	14,740	14,163
Diluted	15,390	14,628

See accompanying notes to Condensed Consolidated Financial Statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Earnings	Total
Balance at January 2, 2026	14,762	$148	$215,269	$(270)	$89,704	$304,851
Shares of common stock issued in connection with employee stock purchase plan	34	—	1,921	—	—	1,921
Shares of common stock issued in connection with incentive stock plan	—	—	—	—	—	—
Shares used to pay taxes on stock grants	(108)	(1)	(8,767)	—	—	(8,768)
Issuance of restricted stock award and units	278	3	(3)	—	—	—
Stock-based compensation expense	—	—	3,692	—	—	3,692
Net income (loss)	—	—	—	—	8,530	8,530
Net unrealized gain (loss) on derivative contracts	—	—	—	119	—	119
Balance at April 3, 2026	14,966	$150	$212,112	$(151)	$98,234	$310,345

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Earnings	Total
Balance at December 27, 2024	14,169	$142	$197,368	$(314)	$37,147	$234,343
Shares of common stock issued in connection with employee stock purchase plan	60	—	1,485	—	—	1,485
Shares of common stock issued in connection with incentive stock plan	5	—	81	—	—	81
Shares used to pay taxes on stock grants	(69)	(1)	(2,877)	—	—	(2,878)
Issuance of restricted stock award and units	155	2	(2)	—	—	—
Stock issued to acquire businesses	177	2	5,555	—	—	5,557
Stock-based compensation expense	—	—	2,426	—	—	2,426
Net income (loss)	—	—	—	—	4,687	4,687
Net unrealized gain (loss) on derivative contracts	—	—	—	(185)	—	(185)
Balance at April 4, 2025	14,497	$145	$204,036	$(499)	$41,834	$245,516

See accompanying notes to Condensed Consolidated Financial Statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended
	April 3,	April 4,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$8,530	$4,687
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,446	4,440
Other non-cash items	(133)	327
Deferred income taxes, net	(1,622)	606
(Gain) loss on sale/disposal of equipment	(22)	(17)
Provision for doubtful accounts	(56)	246
Stock-based compensation	3,692	2,426
Accretion and fair value adjustments of contingent consideration	903	379
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts receivable	(21,401)	12,655
Contract assets	12,515	(174)
Other receivables	3,469	877
Prepaid expenses and other current assets	(892)	(2,207)
Other assets	620	(569)
Accounts payable	(3,472)	3,748
Accrued liabilities	(30,692)	(22,134)
Contract liabilities	(1,215)	(2,654)
Right-of-use assets	(35)	675
Net cash (used in) provided by operating activities	(24,365)	3,311
Cash flows from investing activities:
Purchase of equipment, software, and leasehold improvements	(2,024)	(2,310)
Proceeds from sale of equipment	27	19
Cash paid for acquisitions, net of cash acquired	(583)	(32,473)
Net cash (used in) provided by investing activities	(2,580)	(34,764)
Cash flows from financing activities:
Payments on contingent consideration	(2,808)	—
Receipt of restricted cash	5,288	—
Payment on restricted cash	—	—
Payments on notes payable	—	(137)
Payments made to retire prior credit agreement	—	(2,500)
Principal payments on outstanding debt	(625)	—
Principal payments on finance leases	(416)	(392)
Proceeds from stock option exercise	—	81
Proceeds from sales of common stock under employee stock purchase plan	1,921	1,485
Cash used to pay taxes on stock grants	(8,768)	(2,878)
Net cash (used in) provided by financing activities	(5,408)	(4,341)
Net increase (decrease) in cash, cash equivalents and restricted cash	(32,353)	(35,794)
Cash, cash equivalents and restricted cash at beginning of period	65,919	74,158
Cash, cash equivalents and restricted cash at end of period	$33,566	$38,364
Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$1,008	$1,663
Income taxes	805	59
Supplemental disclosures of noncash investing and financing activities:
Issuance of common stock related to business acquisitions	$—	$5,557
Contingent consideration related to business acquisitions	—	12,353
Equipment acquired under finance leases	492	580

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

The accounting policies followed by the Company are set forth in Part II, Item 8, Note 1, “Organization and Operations of the Company”, of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2026. In the opinion of management, all adjustments necessary to fairly state the Condensed Consolidated Financial Statements have been made. All such adjustments are of a normal, recurring nature. Certain information and footnote disclosures normally included in the Consolidated Financial Statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These Condensed Consolidated Financial Statements and related notes thereto should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2026. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

Fiscal Years

The Company operates and reports its annual financial results based on 52 or 53-week periods ending on the Friday closest to December 31. The Company operates and reports its quarterly financial results based on the 13-week period ending on the Friday closest to June 30, September 30, and December 31 and the 13 or 14-week period ending on the Friday closest to March 31, as applicable. Fiscal year 2026, which ends on January 1, 2027, will be comprised of 52 weeks, with all quarters consisting of 13 weeks each. Fiscal year 2025, which ended on January 2, 2026, was comprised of 53 weeks, with the first quarter consisting of 14 weeks and the remaining quarters consisting of 13 weeks each.

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

Revenue on the vast majority of the Company’s contracts is recognized over time because of the continuous transfer of control to the customer. Revenue on fixed price contracts is recognized on the percentage-of-completion method based generally on the ratio of direct costs incurred-to-date to estimated total direct costs at completion. The Company uses the percentage-of-completion method to better match the level of work performed at a certain point in time in relation to the effort that will be required to complete a project. In addition, the percentage-of-completion method is a common method of revenue recognition in the Company’s industry. Many of the Company’s fixed price contracts involve a high degree of subcontracted fixed price effort and, usually, are relatively short in duration, thereby lowering the risks of not properly estimating the percent complete. As of April 3, 2026, the Company had $496.0 million related to fixed price contract obligations of which $202.4 million related to fixed price contract obligations in excess of twelve months.

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

Retainage represents amounts withheld from billings to the Company’s clients pursuant to provisions in the contracts and may not be paid to the Company until specific tasks are completed or the project is completed and, in some instances, for even longer periods. As of April 3, 2026, contract assets and contract liabilities included retainage of $23.9 million, and $4.5 million, respectively. As of January 2, 2026, contract assets included retainage of $29.5 million and there was no retainage included in contract liabilities.

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
(Unaudited)

4. SUPPLEMENTAL FINANCIAL STATEMENT DATA

Restricted Cash

The following table provides a reconciliation of cash and cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows:

	April 3,	January 2,
	2026	2026
	(in thousands)
Cash and cash equivalents	$28,278	$65,919
Restricted cash	5,288	—
Total cash, cash equivalents, and restricted cash shown in the consolidated statement of cash flows	$33,566	$65,919

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

Equipment and Leasehold Improvements

	April 3,	January 2,
	2026	2026
	(in thousands)
Furniture and fixtures	$5,525	$5,157
Computer hardware and software	61,119	59,687
Leasehold improvements	4,568	4,343
Equipment under finance leases	7,963	7,471
Automobiles, trucks, and field equipment	3,939	4,053
Subtotal	83,114	80,711
Accumulated depreciation and amortization	(52,160)	(49,220)
Equipment and leasehold improvements, net	$30,954	$31,491

Included in accumulated depreciation and amortization is $0.4 million and $1.5 million of amortization expense related to equipment held under finance leases for the three months ended April 3, 2026 and for fiscal year 2025, respectively.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Accrued Liabilities

	April 3,	January 2,
	2026	2026
	(in thousands)
Accrued subcontractor costs	$26,612	$37,123
Accrued bonuses	7,628	27,478
Employee withholdings	2,781	5,999
Compensation and payroll taxes	3,741	5,534
Rebate and other	5,288	—
Accrued accounting costs and taxes	4,798	6,300
Total accrued liabilities	$50,848	$82,434

Goodwill

	January 2,	Additional	Additions /	April 3,
	2026	Purchase Cost	Adjustments	2026
	(in thousands)
Reporting Unit:
Energy	$170,835	$—	$—	$170,835
Engineering and Consulting	8,695	—	15	8,710
	$179,530	$—	$15	$179,545

The Company tests its goodwill at least annually for possible impairment. The Company completes its annual testing of goodwill as of the last day of the first month of its fourth fiscal quarter each year to determine whether there is a potential impairment. In addition to the Company’s annual test, it regularly evaluates whether events and circumstances have occurred that may indicate a potential impairment of goodwill. The Company evaluated the current economic environment and noted that it does not believe it is more likely than not that goodwill was impaired as of April 3, 2026.

Intangible Assets

	April 3, 2026		January 2, 2026
	Gross	Accumulated	Gross	Accumulated	Amortization
	Amount	Amortization	Amount	Amortization	Period
	(in thousands)				(in years)
Finite:
Backlog	$11,600	$10,258	$11,600	$9,853	1.0
Tradename	17,774	14,567	17,773	14,285	2.5	-	6.0
Non-compete agreements	1,836	1,563	1,835	1,535	4.0	-	5.0
Customer relationships	73,404	45,119	73,400	43,414	5.0	-	12.0
Total intangible assets	$104,614	$71,507	$104,608	$69,087

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

On November 30, 2023, the Company entered into an interest rate swap agreement that the Company designated as cash flow hedge to fix the variable interest rate on a portion of the Company’s Term Loan (see Note 6, “Debt Obligations” for information regarding our indebtedness). The interest rate swap agreement has a total notional amount of $50.0 million, has a fixed annual interest rate of 4.77%, and expires on September 29, 2026. As of April 3, 2026, the effective portion of the Company’s interest rate swap agreement designated as a cash flow hedge before tax effects was $(0.2) million, of which no amounts were reclassified from accumulated other comprehensive income (loss) to interest expense in the three months ended April 3, 2026. The Company expects to reclassify $0.2 million from accumulated other comprehensive income (loss) to interest expense within the next twelve months.

The fair values of the Company’s outstanding derivatives designated as hedging instruments were as follows:

		Fair Value of Derivative
		Instruments as of
	Balance Sheet Location	April 3, 2026	January 2, 2026
		(in thousands)
Interest rate swap agreement	Accrued liabilities	$(191)	$(341)
Interest rate swap agreement	Other noncurrent liabilities	—	—

The impact of the effective portions of derivative instruments in cash flow hedging relationships and fair value relationships on other comprehensive income (loss) was not material to the Company’s condensed consolidated financial statements for the three months ended April 3, 2026.

The accumulated balances and reporting period activities for the periods below related to reclassifications out of accumulated other comprehensive income (loss) are summarized as follows:

	Gain (Loss) on	Accumulated Other
	Derivative Instruments	Comprehensive Income (Loss)
	(in thousands)
Balances at January 2, 2026	$(270)	$(270)
Other comprehensive income (loss) before reclassifications	151	151
Amounts reclassified from accumulated other comprehensive income (loss)	—	—
Income tax benefit (expense) related to derivative instruments	(32)	(32)
Net current-period other comprehensive income (loss)	119	119
Balances at April 3, 2026	$(151)	$(151)

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

6. DEBT OBLIGATIONS

Debt obligations, excluding obligations under finance leases (see Note 7, “Leases”, below), consisted of the following:

	April 3,	January 2,
	2026	2026
	(in thousands)
Outstanding borrowings on Term Loan A	$48,125	$48,750
Outstanding borrowings on Revolving Credit Facility	—	—
Outstanding borrowings on Delayed Draw Term Loan	—	—
Total debt	48,125	48,750
Issuance costs and debt discounts	(271)	(288)
Subtotal	47,854	48,462
Less current portion of long-term debt	2,500	2,500
Long-term debt portion	$45,354	$45,962

The Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) governing the Company’s Revolving Credit Facility and Delayed Draw Term Loan under the Amended and Restated Credit Agreement (the “Credit Facilities”) require the Company to comply with certain financial obligations, including a maximum Net Leverage Ratio and a minimum Fixed Charge Coverage Ratio (as defined in the Amended and Restated Credit Agreement). The Amended and Restated Credit Agreement also contains customary restrictive covenants. As of April 3, 2026, the Company was in compliance with all these covenants.

In addition, as of April 3, 2026, the Company’s composite interest rate, exclusive of the effects of upfront fees, undrawn fees and issuance cost amortization, was 5.3%.

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

From time to time, the Company enters into non-cancelable leases for some of its facility and equipment needs. These leases allow the Company to conserve cash by paying a monthly lease rental fee for the use of facilities and equipment rather than purchasing them. The Company’s leases typically have remaining terms ranging from one to eight years, some of which may include options to extend the leases for up to five years, and some of which may include options to terminate the leases within one year. Currently, all of the Company’s leases contain fixed payment terms. The Company may decide to cancel or terminate a lease before the end of its term, in which case the Company is typically liable to the lessor for the remaining lease payments under the term of the lease. Additionally, all of the Company’s month-to-month leases are cancelable by the Company or the lessor, at any time, and are not included in the Company’s right-of-use asset or lease liability. As of April 3, 2026, the Company had no leases with residual value guarantees. Typically, the Company has purchase options on the equipment underlying its long-term leases. The Company may exercise some of these purchase options when the need for equipment is on-going and the purchase option price is attractive. Nonperformance-related default covenants, cross-default provisions, subjective default provisions and material adverse change clauses contained in material lease agreements, if any, are also evaluated to determine whether those clauses affect lease classification in accordance with ASC Topic 842-10-25. Leases are accounted for as operating or financing leases, depending on the terms of the lease.

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

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following is a summary of the Company’s lease expense:

	Three Months Ended
	April 3,	April 4,
	2026	2025
	(in thousands)
Operating lease cost	$1,511	$1,615
Sublease Income	(14)	(14)
Finance lease cost:
Amortization of assets	401	359
Interest on lease liabilities	35	47
Total net lease cost	$1,933	$2,007

The following is a summary of lease information presented on the Company’s consolidated balance sheet:

	April 3,	January 2,
	2026	2026
	(in thousands)
Operating leases:
Right-of-use assets	$17,332	$16,600

Lease liability	$4,734	$4,670
Lease liability, less current portion	14,395	13,762
Total lease liabilities	$19,129	$18,432

Finance leases (included in equipment and leasehold improvements, net):
Equipment and leasehold improvements, net	$7,963	$7,471
Accumulated depreciation	(5,588)	(5,166)
Total equipment and leasehold improvements, net	$2,375	$2,305

Finance lease obligations	$1,275	$1,225
Finance lease obligations, less current portion	1,188	1,162
Total finance lease obligations	$2,463	$2,387

Weighted average remaining lease term (in years):
Operating Leases	5.32	5.47
Finance Leases	2.00	2.00

Weighted average discount rate:
Operating Leases	6.33%	6.47%
Finance Leases	5.66%	6.17%

Rent expense was $1.6 million and $1.8 million for the three months ended April 3, 2026 and April 4, 2025, respectively.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following is a summary of other information and supplemental cash flow information related to finance and operating leases:

	Three Months Ended
	April 3,	April 4,
	2026	2025
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$1,547	$1,708
Operating cash flow from finance leases	36	47
Financing cash flow from finance leases	416	392

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$1,952	$103

The following is a summary of the Company’s maturities of lease liabilities as of April 3, 2026:

	Operating	Finance
	(in thousands)
Fiscal year:
Remainder of 2026	$4,318	$1,128
2027	4,797	1,044
2028	3,829	372
2029	2,779	39
2030	1,963	10
2031 and thereafter	4,787	—
Total lease payments	22,473	2,593
Less: Imputed interest	(3,344)	(130)
Total lease obligations	19,129	2,463
Less: Current obligations	4,734	1,275
Noncurrent lease obligations	$14,395	$1,188

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

The Company’s defined contribution plan (the “Plan”) covers employees who have completed three months of service and who have attained 21 years of age. The Company elects to make matching contributions equal to 50% of the participants’ contributions to the Plan, up to 6% of the individual participant’s compensation. Under the Plan, the Company may make discretionary contributions to employee accounts.

During the three months ended April 3, 2026 and April 4, 2025, the Company made matching contributions of $1.4 million for each period.

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

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The Company manages Genesys and has the power to direct the activities that most significantly impact Genesys’s performance, in addition to being obligated to absorb expected losses from Genesys. Accordingly, the Company is the primary beneficiary of Genesys and consolidates Genesys as a variable interest entity (“VIE”). In addition, the Company concluded there is no noncontrolling interest related to the consolidation of Genesys because the Company determined that (i) the shareholder of Genesys does not have more than a nominal amount of equity investment at risk, (ii) WES absorbs the expected losses of Genesys through its deferral of Genesys’s service fees owed to WES and the Company has, since entering into the administrative services agreement, had to continuously defer service fees for Genesys, and (iii) the Company believes Genesys will continue to have a shortfall on payment of its service fees for the foreseeable future, leaving no expected residual returns for the shareholder. As of April 3, 2026, the Company had one VIE — Genesys.

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

There were no intersegment sales during the three months ended April 3, 2026 and April 4, 2025. In addition, enterprise-wide service line contract revenue is not included as it is impracticable to report this information for each group of similar services.

		Engineering	Unallocated		Consolidated
	Energy	& Consulting	Corporate	Intersegment	Total (1)
	(in thousands)
Fiscal Three Months Ended April 3, 2026
Contract revenue	$127,968	$27,146	$-	$-	$155,114
Direct subcontractor services and other direct costs	60,988	1,694	-	-	62,682
Direct salaries and wages	18,097	11,179	-	-	29,276
Gross profit	48,883	14,273	-	-	63,156
Other indirect costs	36,547	10,593	3,278	-	50,418
EBITDA (2)	12,581	3,678	(2,726)	-	13,533
Interest expense, net	-	-	835	-	835
Depreciation and amortization	4,904	542	-	-	5,446
Segment profit (loss) before income tax expense	7,677	3,136	(3,561)	-	7,252
Income tax expense (benefit)	(1,353)	(553)	628	-	(1,278)
Net income (loss)	9,030	3,689	(4,189)	-	8,530
Segment assets (3)	399,813	46,402	65,469	-	511,684

(1)	Amounts may not add to the totals due to rounding.
(2)	“EBITDA” is defined as earnings before interest, taxes, depreciation and amortization.
(3)	Segment assets are presented net of intercompany receivables.

		Engineering	Unallocated		Consolidated
	Energy	& Consulting	Corporate	Intersegment	Total (1)
	(in thousands)
Fiscal Three Months Ended April 4, 2025
Contract revenue	$126,248	$26,138	$-	$-	$152,386
Direct subcontractor services and other direct costs	66,080	968	-	-	67,048
Direct salaries and wages	16,541	11,136	-	-	27,677
Gross profit	43,627	14,034	-	-	57,661
Other indirect costs	34,548	10,276	1,361	-	46,185
EBITDA (2)	9,082	3,755	(1,402)	-	11,435
Interest expense, net	-	-	1,802	-	1,802
Depreciation and amortization	3,955	485	-	-	4,440
Segment profit (loss) before income tax expense	5,127	3,270	(3,204)	-	5,193
Income tax expense (benefit)	500	319	(313)	-	506
Net income (loss)	4,627	2,951	(2,891)	-	4,687
Segment assets (3)	349,662	41,633	79,863	-	471,158

(1)	Amounts may not add to the totals due to rounding.
(2)	“EBITDA” is defined as earnings before interest, taxes, depreciation and amortization.
(3)	Segment assets are presented net of intercompany receivables.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following tables provide information about disaggregated revenue by contract type, client type and geographical region:

	Three months ended April 3, 2026
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$12,700	$18,200	$30,900
Unit-based	49,617	7,053	56,670
Fixed price	65,651	1,893	67,544
Total (1)	$127,968	$27,146	$155,114

Client Type
Commercial	$19,389	$1,846	$21,235
Government	43,846	25,190	69,036
Utilities (2)	64,733	110	64,843
Total (1)	$127,968	$27,146	$155,114

Geography (3)
Domestic	$127,968	$27,146	$155,114

	Three months ended April 4, 2025
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$11,602	$18,060	$29,662
Unit-based	47,707	6,255	53,962
Fixed price	66,939	1,823	68,762
Total (1)	$126,248	$26,138	$152,386

Client Type
Commercial	$13,515	$1,811	$15,326
Government	48,324	24,272	72,596
Utilities (2)	64,409	55	64,464
Total (1)	$126,248	$26,138	$152,386

Geography (3)
Domestic	$126,248	$26,138	$152,386
(1)	Amounts may not add to the totals due to rounding.
(2)	Includes the portion of revenue related to small business programs paid by the end user/customer.
(3)	Revenue from the Company’s foreign operations was not material for the three months ended April 3, 2026 and April 4, 2025.

Geographical Information

Substantially all of the Company’s consolidated revenue was derived from its operations in the U.S. The Company operates through a network of offices spread across 22 U.S. states, the District of Columbia, the Commonwealth of Puerto Rico, and Canada. Revenues from the Company’s Puerto Rican and Canadian operations were not material for the three months ended April 3, 2026, nor for the three months ended April 4, 2025.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Customer Concentration

For the three months ended April 3, 2026 and April 4, 2025, the Company’s top 10 customers accounted for 49.1%, and 53.8%, respectively, of the Company’s consolidated contract revenue.

For the three months ended April 3, 2026, the Company had no individual customers that accounted for more than 10% of its consolidated contract revenue. For the three months ended April 4, 2025, the Company derived 24.1% of its consolidated contract revenue from two customers, Clark County School District and Southern California Edison.

On a segment basis, the Company had individual customers that accounted for more than 10% of its segment contract revenues. For the three months ended April 3, 2026, the Company derived 22.4% of its Energy segment revenues from two customers, Southern California Edison and New York Power Authority, and no single customer accounted for 10% or more of the Company’s Engineering and Consulting segment revenues. For the three months ended April 4, 2025, the Company derived 29.1% of its Energy segment revenues from two customers, Clark County School District and Southern California Edison, and no single customer accounted for 10% or more of the Company’s Engineering and Consulting segment revenues.

On a geographical basis, the Company’s largest clients are based in California, and New York. For the three months ended April 3, 2026 and April 4, 2025, services provided to clients in California accounted for 46.0% and 39.8%, respectively, of the Company’s consolidated contract revenue, and services provided to clients in New York accounted for 19.4% and 21.7%, respectively, of the Company’s consolidated contract revenue.

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

At the end of fiscal year 2025, the Company’s total valuation allowance for future utilization of deferred tax assets was $1.1 million. As of April 3, 2026, the Company assessed all available positive and negative evidence available to determine whether, based on the weight of that evidence, there was a change in judgment related to the utilization of deferred tax assets in future years. The Company concluded that as of April 3, 2026, the valuation allowance for the Company’s deferred tax assets was appropriate in accordance with ASC 740. Consequently, there was no change to the valuation allowance during the three months ended April 3, 2026.

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

The Company recognizes the tax benefit from uncertain tax positions if it is more likely than not that the tax positions will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefit is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. During the three months ended April 3, 2026, and the three months ended April 4, 2025, the Company did not record a liability for uncertain tax positions.

Based on the Company’s estimates and determination of an effective tax rate for the year, the Company recorded an income tax benefit of $1.3 million for the three months ended April 3, 2026, compared to an income tax expense of $0.5 million for the three months ended April 4, 2025, respectively. During the three months ended April 3, 2026, the difference between the effective tax rate and the federal statutory rate was primarily attributable to state taxes, non-deductible executive compensation, deductions related to stock-compensation, research and development tax credits, and the commercial energy-efficiency building deduction. During the three months ended April 4, 2025, the difference between the effective tax rate and the federal statutory rate was primarily attributable to state taxes, nondeductible executive compensation, deductions related to stock option exercises, research and development tax credits, and the commercial energy-efficiency building deduction.

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

The following table sets forth the number of weighted-average common shares outstanding used to compute basic and diluted EPS:

	Three months ended
	April 3,	April 4,
	2026	2025
	(in thousands, except per share amounts)
Net income (loss)	$8,530	$4,687
Weighted-average common shares outstanding	14,740	14,163
Effect of dilutive stock options and restricted stock awards	650	465
Weighted-average common shares outstanding-diluted	15,390	14,628
Earnings (Loss) per share:
Basic	$0.58	$0.33
Diluted	$0.55	$0.32

For the three months ended April 3, 2026, the Company did not exclude any shares subject to outstanding equity awards from the calculation of diluted shares. For the three months ended April 4, 2025, the Company excluded 47,000 common shares subject to outstanding equity awards from the calculation of diluted shares because their impact would have been anti-dilutive.

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

As of April 3, 2026, the purchase price allocation is preliminary and subject to change within the measurement period (not to exceed twelve months following the Compass Closing Date) and is primarily comprised of $2.0 million in customer relationships, and $2.0 million in goodwill. The areas of the purchase price allocation that are not yet finalized relate primarily to contingent consideration valuation, intangible assets, and goodwill.

During the three months ended April 3, 2026, Compass’ contribution to revenue and net income were not material to the Company’s consolidated financial statements. In addition, the proforma financial information has not been presented because the impact of the acquisition was not material to the condensed financial statements.

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

Burton Energy Group, LLC.

On May 4, 2026 (the “Burton Closing Date”), the Company, through its wholly owned subsidiary, WES, acquired all of the equity of Burton Energy Group, LLC. (“Burton”), pursuant to the terms of the Equity Purchase Agreement, dated as of May 4, 2026 (the “Burton Equity Purchase Agreement”), by and among the Company, WES, and each of the shareholders of Burton (the “Burton Shareholders”). Burton provides comprehensive energy management and energy efficiency consulting for multi-site corporations, helping them reduce energy, water, and waste costs through utility data management and rate optimization, energy procurement and risk management, energy and water conservation/audits, and turnkey HVAC and EMS program management. Burton’s financial information will be included within the Energy segment beginning in the second quarter of fiscal year 2026 and the Company expects to finalize the purchase price allocation related to this transaction by the end of the first quarter of fiscal year 2027.

Pursuant to the terms of the Burton Equity Purchase Agreement, the Company agreed to pay up to $74.0 million for the purchase of all the equity of Burton, consisting of (i) $52.0 million in cash paid on the Burton Closing Date (subject to holdbacks and adjustments), (ii) $10.0 million in restricted shares of the Company’s common stock, based on the volume weighted average closing price per share of the Company’s common stock for the twenty trading days immediately preceding the third trading day prior to the Burton Closing Date, and (iii) up to $12.0 million in cash if Burton exceeds certain financial targets during the two years after the Burton Closing Date, as more fully described below (such potential payments of up to $12.0 million being referred to as “Burton Earnout Payments” and $12.0 million in respect thereof, being referred to as the “Burton Maximum Payout”). The Company issued 131,626 shares of the Company’s common stock and the shares have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), and were issued and sold in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The amount of the Burton Earnout Payments to be paid will be determined based on Burton’s earnings before interest, taxes, depreciation and amortization (“Burton EBITDA”). The Burton Shareholders will receive Burton Earnout Payments in each of the two years after the Burton Closing Date (the “Burton Earnout Period”) based on the amount by which Burton EBITDA exceeds certain targets. The amounts due to the Burton Shareholders as Burton Earnout Payments will in no event, individually or in the aggregate, exceed the Burton Maximum Payout. Burton Earnout Payments will be made in annual installments for each of the two years of the Burton Earnout Period. In addition, the Burton Earnout Payments will be subject to certain subordination provisions in favor of the lenders under the Company’s Amended and Restated Credit Agreement.

The Burton Equity Purchase Agreement contains customary representations and warranties regarding the Company, WES, Burton, and the Burton Shareholders, indemnification provisions, and other provisions customary for transactions of this nature.

The Company borrowed $30.0 million from its revolving credit facility and used cash on hand to fund the initial purchase price.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Company

We are a technical services company focused on energy and infrastructure solutions. Our solutions include energy planning and analytics, consulting, software, public finance, engineering, and program implementation. We serve utilities, state and local governments, and commercial customers in the United States and Canada.

Our broad portfolio of services operates within two financial reporting segments: (1) Energy and (2) Engineering and Consulting. The interfaces and synergies between these segments are important elements of our strategy to design and deliver trusted, comprehensive, innovative, and proven solutions and services for our customers.

Our Energy segment addresses power grid resiliency, efficiency, and reliability. Services include in-depth energy planning studies, economic analysis, modeling and forecasting software, decarbonization, program design and implementation, energy efficiency, turnkey energy and infrastructure projects, grid modernization, and utility-scale electrical engineering and construction management. Clients in this segment are investor-owned and municipal utilities, commercial clients including investors and hyperscalers, and state and local governments.

Our Engineering & Consulting segment addresses sustainability and growth in civil infrastructure. We often serve as a municipality’s engineering department. Services include municipal and civil engineering, building and safety, code enforcement, fire plan and inspection, city engineering, construction management, design engineering, planning, and financial and municipal advisory services. Clients in this segment are state and local governments, school districts, and utility districts.

We were founded in 1964 and are headquartered in Anaheim, California.

Results of Operations

First Quarter Overview

The following table sets forth, for the periods indicated, certain information derived from our condensed consolidated statements of comprehensive income(1):

	Three Months Ended
	April 3,		April 4,
	2026		2025		$ Change	% Change

	(in thousands, except percentages)

Contract revenue	$155,114	100.0%	$152,386	100.0%	$2,728	1.8%
Direct costs of contract revenue:
Salaries and wages	29,276	18.9	27,677	18.2	1,599	5.8
Subcontractor services and other direct costs	62,682	40.4	67,048	44.0	(4,366)	(6.5)
Total direct costs of contract revenue	91,958	59.3	94,725	62.2	(2,767)	(2.9)

Gross profit	63,156	40.7	57,661	37.8	5,495	9.5

General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	33,001	21.3	31,108	20.4	1,893	6.1
Facilities and facilities related	2,358	1.5	2,624	1.7	(266)	(10.1)
Stock-based compensation	3,692	2.4	2,426	1.6	1,266	52.2
Depreciation and amortization	5,446	3.5	4,440	2.9	1,006	22.7
Other	11,367	7.3	10,027	6.6	1,340	13.4
Total general and administrative expenses	55,864	36.0	50,625	33.2	5,239	10.3

Income (loss) from operations	7,292	4.7	7,036	4.6	256	3.6

Other income (expense):
Interest expense	(835)	(0.5)	(1,802)	(1.2)	967	(53.7)
Other, net	795	0.5	(41)	(0.0)	836	N/M
Total other income (expense)	(40)	(0.0)	(1,843)	(1.2)	1,803	(97.8)

Income (Loss) before income tax expense	7,252	4.7	5,193	3.4	2,059	39.6
Income tax expense (benefit)	(1,278)	(0.8)	506	0.3	(1,784)	N/M
Net income (loss)	$8,530	5.5	$4,687	3.1	$3,843	82.0

(1)	Percentages are expressed as a percentage of contract revenue and may not total due to rounding.

N/M = Not meaningful.

The following tables provide information about disaggregated revenue of our two segments, Energy and Engineering and Consulting, by contract type, client type and geographical region:

	Three months ended April 3, 2026
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$12,700	$18,200	$30,900
Unit-based	49,617	7,053	56,670
Fixed price	65,651	1,893	67,544
Total (1)	$127,968	$27,146	$155,114

Client Type
Commercial	$19,389	$1,846	$21,235
Government	43,846	25,190	69,036
Utilities (2)	64,733	110	64,843
Total (1)	$127,968	$27,146	$155,114

Geography (3)
Domestic	$127,968	$27,146	$155,114

	Three months ended April 4, 2025
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$11,602	$18,060	$29,662
Unit-based	47,707	6,255	53,962
Fixed price	66,939	1,823	68,762
Total (1)	$126,248	$26,138	$152,386

Client Type
Commercial	$13,515	$1,811	$15,326
Government	48,324	24,272	72,596
Utilities (2)	64,409	55	64,464
Total (1)	$126,248	$26,138	$152,386

Geography (3)
Domestic	$126,248	$26,138	$152,386

(1)	Amounts may not add to the totals due to rounding.
(2)	Includes the portion of revenue related to small business programs paid by the end user/customer.
(3)	Revenue from our foreign operations was not material for the three months ended April 3, 2026 and April 4, 2025.

Three Months Ended April 3, 2026 Compared to Three Months Ended April 4, 2025

Contract revenue. Consolidated contract revenue increased $2.7 million, or 1.8%, in the three months ended April 3, 2026, compared to the three months ended April 4, 2025, as a result of increased demand for our services in both our Energy segment and our Engineering and Consulting segment while being partially offset by the impact of having one fewer week in our first fiscal quarter of fiscal year 2026 as compared to our first fiscal quarter of fiscal year 2025. When removing the impact of the additional week in the first quarter of fiscal year 2025, contract revenue increased 9.6% in the three months ended April 3, 2026, compared to the adjusted three months ended April 4, 2025.

Contract revenue in our Energy segment increased $1.7 million, or 1.4%, in the three months ended April 3, 2026, compared to the three months ended April 4, 2025, primarily as a result of increased productivity under our energy efficiency and electrification utility programs, combined with increased revenues from our acquisition of Alternative Power Generation, Inc. (“APG”), partially offset by the impact of having one fewer week in our first fiscal quarter of fiscal year 2026 as compared to our first fiscal quarter of fiscal year 2025.

Contract revenue in our Engineering and Consulting segment increased $1.0 million, or 3.9%, in the three months ended April 3, 2026, compared to the three months ended April 4, 2025, primarily due to increased demand for services provided to our clients, combined with the incremental revenues from our acquisition of Alpha Inspections, Inc. (“Alpha”) and Compass Municipal Advisors, LLC. (“Compass”), while being partially offset by the impact of having one fewer week in our first fiscal quarter of fiscal year 2026 as compared to our first fiscal quarter of fiscal year 2025.

Direct costs of contract revenue. Direct costs of consolidated contract revenue decreased $2.8 million, or 2.9%, for the three months ended April 3, 2026, compared to the three months ended April 4, 2025, primarily as a result of the change of mix in contract revenues as described above, while being partially offset by the impact of having one fewer week in our first fiscal quarter of fiscal year 2026 as compared to our first fiscal quarter of fiscal year 2025. As a percentage of contract revenue, subcontractor services and other direct costs decreased to 40.4% in the three months ended April 3, 2026 from 44.0% in the three months ended April 4, 2025. Direct salaries and wages increased $1.6 million, or 5.8%, to support the increased volume of projects in the three months ended April 3, 2026, compared to the three months ended April 4, 2025.

Direct costs of contract revenue in our Energy segment decreased $3.5 million, or 4.3%, for the three months ended April 3, 2026, compared to the three months ended April 4, 2025. Direct costs of contract revenue for the Engineering and Consulting segment increased $0.8 million, or 6.3%, in the three months ended April 3, 2026, compared to the three months ended April 4, 2025.

Gross Profit. Gross profit increased 9.5% to $63.2 million, or 40.7% gross margin, for the three months ended April 3, 2026, compared to gross profit of $57.7 million, or 37.8% gross margin, for the three months ended April 4, 2025. The increase in our gross margin was primarily driven by the improved productivity under our energy efficiency and electrification utility programs and the mix of revenues as described above.

General and administrative expenses. General and administrative (“G&A”) expenses increased $5.2 million, or 10.3%, to $55.9 million in the three months ended April 3, 2026, compared to $50.6 million for the three months ended April 4, 2025. G&A expenses consisted of an increase of $2.9 million, or 7.7%, in the Energy segment combined with an increase of $0.4 million, or 3.5%, in the Engineering and Consulting segment, and the remaining increase in unallocated corporate expenses.

The overall increase in G&A expenses consisted of an increase of $1.9 million in salaries and wages, payroll taxes and employee benefits, an increase of $1.3 million in stock-based compensation, an increase of $1.0 million in depreciation and amortization, and an increase of $1.3 million in other general and administrative expenses. The increase in salaries and wages, payroll taxes and employee benefits was primarily due to increased staffing from acquisitions, an increase in incentive compensation to support revenue growth, consistent with the improvement in operating profit, and higher fringe benefit costs consistent with the growth in direct and indirect labor costs. The increase in stock-based compensation expenses was primarily related to new stock grants to current employees, executives, and Board of directors at a higher stock price. The increase in depreciation and amortization was primarily related to higher amortization of intangible assets from recent acquisitions. The increase in other general and administrative expenses was primarily due to increases in interest accretion related to our prior acquisitions, combined with increased professional service fees and computer-related expenses.

Income (loss) from operations. Operating income increased 3.6% to $7.3 million for the three months ended April 3, 2026, compared to an operating income of $7.0 million for the three months ended April 4, 2025, as a result of the factors noted above, including being partially offset by the impact of having one fewer week in our first fiscal quarter of fiscal year 2026 as compared to our first fiscal quarter of fiscal year 2025. When removing the impact of the additional week in the first quarter of fiscal year 2025, operating income increased 11.6% in the three months ended April 3, 2026, compared to the adjusted three months ended April 4, 2025.

Total other expense, net. Total other expense, net, decreased $1.8 million, or 97.8%, for the three months ended April 3, 2026, compared to the three months ended April 4, 2025, primarily due to the lower interest expense resulting from the reduced interest rate spread derived from lower debt leverage levels under our credit facilities, combined with the absence of a one-time charge related to a facility lease modification that we had in the first quarter of fiscal year 2025.

Income tax expense (benefit). We recorded an income tax benefit of $1.3 million for the three months ended April 3, 2026, an effective tax benefit rate of 17.6% on income before income tax expense, compared to an income tax expense of $0.5 million for the three months ended April 4, 2025, an effective tax expense rate of 9.7% on income before tax expense. The reduction in the effective tax rate resulted from increases in discrete items related to stock compensation deductions.

Net income (loss). Our net income was $8.5 million for the three months ended April 3, 2026, as compared to a net income of $4.7 million for the three months ended April 4, 2025. The increase in net income was primarily attributable to the increase in income from operations combined with a reduction in Total Other Expense, net and a lower effective tax rate.

Liquidity and Capital Resources

	Three Months Ended
	April 3,	April 4,
	2026	2025
	(in thousands)
Net cash provided by (used in):
Operating activities	$(24,365)	$3,311
Investing activities	(2,580)	(34,764)
Financing activities	(5,408)	(4,341)
Net increase (decrease) in cash and cash equivalents	$(32,353)	$(35,794)

Sources of Cash

Our primary sources of liquidity for the next 12 months and beyond are cash generated from operations, cash and cash equivalents, and available borrowings under our Revolving Credit Facility and Delayed Draw Term Loan under the Amended and Restated Credit Agreement (the “Credit Facilities”, such agreement, the “Amended and Restated Credit Agreement”). We believe that these sources will be sufficient to finance our operating activities for at least the next 12 months.

As of April 3, 2026, we had a fully drawn $50.0 million term loan with $48.1 million outstanding, a $100.0 million Revolving Credit Facility with no borrowed amounts outstanding and $1.6 million in letters of credit issued. We also had a $50.0 million Delayed Draw Term Loan. The Delayed Draw Term Loan must be drawn before May 2027. The Credit Facilities are each scheduled to mature on May 5, 2030. In addition to the Credit Facilities, we had $28.3 million of unrestricted cash and cash equivalents as of April 3, 2026. Unhedged borrowings under our Credit Facilities, exclusive of the effects of upfront fees, undrawn fees and issuance cost amortization, bore interest at an annual rate of 5.3% as of April 3, 2026. See Part I, Item 1, Note 6, “Debt Obligations”, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, and Part II, Item 8, Note 5, “Debt Obligations”, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2026, for information regarding our indebtedness, including information about the Amended and Restated Credit Agreement and repayments, principal repayment terms, interest rates, covenants, and other key terms of our outstanding indebtedness.

On April 29, 2026, we borrowed $30.0 million under our revolving credit facility to fund a portion of the purchase price of the equity of Burton Energy Group, LLC. (“Burton”).

Cash Flows from Operating Activities

Cash flows used in operating activities were $24.4 million for the three months ended April 3, 2026, as compared to cash flows provided by operating activities of $3.3 million for the three months ended April 4, 2025. Cash flows from operating activities primarily consists of net income, adjusted for non-cash charges, such as depreciation and amortization and stock-based compensation, plus or minus changes in current operating assets and liabilities. Cash flows used in operating activities for the three months ended April 3, 2026, resulted primarily from differences in billings and collections of cash under our major projects. Cash flows provided by operating activities for the three months ended April 4, 2025, resulted primarily from the increase in earnings and working capital requirements.

Cash Flows from Investing Activities

Cash flows used in investing activities were $2.6 million for the three months ended April 3, 2026, as compared to cash flows used in investing activities of $34.8 million for the three months ended April 4, 2025. Cash flows used in investing activities for the three months ended April 3, 2026 were primarily due to cash paid for the development of proprietary software and the purchase of computers and equipment. Cash flows used in investing activities for the three months ended April 4, 2025 were primarily due to cash paid for acquisitions, combined with cash paid for the development of proprietary software and the purchase of computers and equipment.

Cash Flows from Financing Activities

Cash flows used in financing activities were $5.4 million for the three months ended April 3, 2026, as compared to cash flows used in financing activities of $4.3 million for the three months ended April 4, 2025.

For the three months ended April 3, 2026, cash flows used in financing activities were primarily attributable to the $8.8 million cash used to pay withholding taxes on stock grants, $2.8 million payment on contingent consideration, and $0.6 million cash used to pay down our Revolving Credit Facility. Cash flows used in financing activities were partially offset by the receipt of $5.3 million of restricted cash for the distribution of utility incentives to their customers, and $1.9 million of proceeds from sales of common stock under the employee stock purchase plan. Cash flows used in financing activities for the three months ended April 4, 2025 were primarily attributable to the $2.9 million cash used to pay withholding taxes on stock grants, the repayments of $2.5 million under our Term Loan, partially offset by $1.5 million of proceeds from sales of common stock under employee stock purchase plan.

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

Contractual Obligations

The following table sets forth our known contractual obligations as of April 3, 2026:

		Less than			More than
Contractual Obligations	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
	(in thousands)
Debt (1)	$47,854	$2,500	$4,857	$40,497	$—
Interest payments on debt outstanding (2)	9,766	2,502	4,629	2,635	—
Operating leases	19,129	4,734	6,895	3,436	4,064
Finance leases	2,463	1,275	1,149	39	—
Total contractual cash obligations	$79,212	$11,011	$17,530	$46,607	$4,064
(1)	Debt includes $47.9 million outstanding on our Term Loan A (“TLA”), net of issuance costs, no borrowed amounts outstanding on our Revolving Credit Facility, and no borrowed amounts outstanding on our Delayed Draw Term Loan as of April 3, 2026. We have assumed no future borrowings or repayments after April 3, 2026 (other than at maturity) for purposes of this table. Our TLA and Revolving Credit Facility are scheduled to mature on May 5, 2030.
(2)	Borrowings under our TLA and Revolving Credit Facility bear interest at a variable rate. Future interest payments on our Credit Facility are estimated using floating rates in effect as of April 3, 2026.

We have contingent obligations to make earnout payments in connection with our acquisitions of Enica, APG, and Compass, subject to their future financial performance. We are contingently obligated to pay up to $6.0 million in cash if Enica exceeds certain financial targets during the two years after the Enica closing date of October 23, 2024. We are contingently obligated to pay up to $18.0 million in cash if APG exceeds certain financial targets during the three years after the APG closing date of March 3, 2025. We are contingently obligated to pay up to $1.0 million in cash if Compass exceeds certain financial targets during the one year after the Compass closing date of January 2, 2026. As of April 3, 2026, we had contingent consideration payable of $18.5 million related to the acquisitions of Enica, APG and Compass. Through the three months ended April 3, 2026, our statement of operations includes $0.9 million of interest accretion (excluding fair value adjustments) related to the contingent consideration.

Additionally, on May 4, 2026, we completed the acquisition of Burton. Pursuant to the terms of the Burton Equity Purchase Agreement, we are contingently obligated to pay up to $12.0 million in cash if Burton exceeds certain financial targets during the two years after May 4, 2026.

Outstanding Indebtedness

See Part I, Item 1, Note 6, “Debt Obligations”, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, and Part II, Item 8, Note 5, “Debt Obligations”, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2026, for information regarding our indebtedness, including information about new borrowings and repayments, principal repayment terms, interest rates, covenants, and other key terms of our outstanding indebtedness.

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

Components of Revenue and Expense

Contract Revenue

We generally provide our services under contracts, purchase orders or retainer letters. The agreements we enter into with our clients typically incorporate one of three principal types of pricing provisions: time-and-materials, unit-based, and fixed price. Revenue on our time-and-materials and unit-based contracts are recognized as the work is performed in accordance with specific terms of the contract. As of April 3, 2026, 20% of our contracts are time-and-materials contracts, 36% are unit-based contracts, and 44% are fixed price contracts, compared to 20% are time-and-materials contracts, 35% are unit-based contracts, and 45% are fixed price contracts, as of April 4, 2025.

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

There have been no material changes in our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for our fiscal year ended January 2, 2026. Please refer to Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 2, 2026 for a discussion of our critical accounting policies and estimates.

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

As of April 3, 2026, we had cash and cash equivalents of $28.3 million. This amount represents cash on hand in business checking accounts with our banks. We do not engage in trading activities and do not participate in foreign currency transactions.

We are subject to interest rate risk in connection with our Term Loan A (“TLA”) and borrowings, if any, under our Revolving Credit Facility, each of which bears interest at variable rates. As of April 3, 2026, the Company had a fully drawn $50.0 million TLA with $48.1 million outstanding, a $100.0 million Revolving Credit Facility with no borrowed amounts, and $1.6 million in letters of credit issued, and a $50.0 million Delayed Draw Term Loan with no borrowed amounts. Each of our TLA, Revolving Credit Facility and Delayed Draw Term Loan mature on May 5, 2030 and are governed by our Amended and Restated Credit Agreement.

Based upon the amount of our outstanding indebtedness as of April 3, 2026, a one percentage point increase in the effective interest rate would change our annual interest expense by approximately $0.5 million in fiscal year 2026.

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

In connection with the preparation of this Quarterly Report, an evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of April 3, 2026. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, as of April 3, 2026.

On January 2, 2026, we completed the acquisition of Compass Municipal Advisors, LLC. (“Compass”). Prior to the acquisition, Compass was a privately-held company and was not subject to the Sarbanes-Oxley Act of 2002, the rules and regulations of the SEC, or other corporate governance requirements applicable to public reporting companies. As part of our ongoing integration activities, we are continuing to incorporate our controls and procedures into Compass, and, if needed, to augment our company-wide controls to reflect the risks that may be inherent in the acquisition of this privately-held company.

Other than our integration of Compass, there have been no changes in our internal control over financial reporting during the quarter ended April 3, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors

There are no material changes to the risk factors set forth in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended January 2, 2026.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the fiscal quarter ended April 3, 2026, we made the following repurchases of shares of our common stock from employees to satisfy tax withholding obligations incurred in connection with the vesting of restricted stock:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Programs
January 3, 2026 – January 30, 2026	—	—	—	—
January 31, 2026 – February 27, 2026	140	$127.09	—	—
February 28, 2026 – April 3, 2026	108,181	$81.11	—	—
TOTAL	108,321	$81.17	—	—

ITEM 3. Defaults upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

We are providing the following disclosure in lieu of filing a Current Report on Form 8-K relating to Item 1.01 Entry into a Material Definitive Agreement and Item 3.02 Unregistered Sales of Equity Securities:

Item 1.01 Entry into a Material Definitive Agreement

On May 4, 2026 (the “Burton Closing Date”), the Company, through its wholly owned subsidiary, WES, acquired all of the equity of Burton, pursuant to the terms of the Equity Purchase Agreement, dated as of May 4, 2026 (the “Burton Equity Purchase Agreement”), by and among the Company, WES, and each of the shareholders of Burton (the “Burton Shareholders”).

Pursuant to the terms of the Burton Equity Purchase Agreement, the Company agreed to pay up to $74.0 million for the purchase of all the equity of Burton, consisting of (i) $52.0 million in cash paid on the Burton Closing Date (subject to holdbacks and adjustments), (ii) $10.0 million in shares of the Company’s common stock, based on the volume weighted closing average price per share of the Company’s common stock for the twenty trading days immediately preceding the third trading day prior to the Burton Closing Date, and (iii) up to $12.0 million in cash if Burton exceeds certain financial targets during the two years after the Burton Closing Date, as more fully described below (such potential payments of up to $12.0 million being referred to as “Burton Earnout Payments” and $12.0 million in respect thereof, being referred to as the “Burton Maximum Payout”). The Company issued 131,626 shares of the Company’s common stock and the shares have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), and were issued and sold in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The amount of the Burton Earnout Payments to be paid will be determined based on Burton’s earnings before interest, taxes, depreciation and amortization (“Burton EBITDA”). The Burton Shareholders will receive Burton Earnout Payments in each of the two years after the Burton Closing Date (the “Burton Earnout Period”) based on the amount by which Burton EBITDA exceeds certain targets. The amounts due to the Burton Shareholders as Burton Earnout Payments will in no event, individually or in the aggregate, exceed the Burton Maximum Payout. Burton Earnout Payments will be made in annual installments for each of the two years of the Burton Earnout Period. In addition, the Burton Earnout Payments will be subject to certain subordination provisions in favor of the lenders under the Company’s Amended and Restated Credit Agreement.

The Burton Equity Purchase Agreement contains customary representations and warranties regarding the Company, WES, Burton, and the Burton Shareholders, indemnification provisions, and other provisions customary for transactions of this nature.

The Company borrowed $30.0 million from its revolving credit facility and used cash on hand to fund the initial purchase price.

Burton provides comprehensive energy management and energy efficiency consulting for multi-site corporations, helping them reduce energy, water, and waste costs through utility data management and rate optimization, energy procurement and risk management, energy and water conservation/audits, and turnkey HVAC and EMS program management. Burton’s financial information will be included within the Energy segment beginning in the second quarter of fiscal year 2026 and the Company expects to finalize the purchase price allocation related to this transaction by the end of the first quarter of fiscal year 2027.

Item 3.02 Unregistered Sales of Equity Securities.

The information described in Item 1.01 above is hereby incorporated herein by reference.

The foregoing description of the Burton Equity Purchase Agreement is qualified in its entirety by reference to the full text of the Burton Equity Purchase Agreement, a copy of which is filed as Exhibit 2.2 to this Quarterly Report on Form 10-Q.

ITEM 6. Exhibits

Exhibit Number	Exhibit Description
2.1‡

Stock Purchase Agreement, dated as of March 3, 2025, by and among Willdan Group, Inc., Willdan Energy Solutions, Inc. and each of the stockholders of APG. (incorporated by reference to Exhibit 2.1 to Willdan Group, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on May 9, 2025).

2.2‡	Equity Purchase Agreement, dated as of May 4, 2026, by and among Willdan Group, Inc., Willdan Energy Solutions, Inc., and each of the shareholders of Burton Energy Group, LLC.
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
May 7, 2026