Form 10-Q
period 2026-07-03
Willdan Group, Inc.
filed 2026-08-07
CIK 1370450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2026

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

As of August 6, 2026, there were 15,232,091 shares of common stock, $0.01 par value per share, of Willdan Group, Inc. issued and outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(Unaudited)

	July 3,	January 2,
	2026	2026
Assets
Current assets:
Cash and cash equivalents	$34,870	$65,919
Restricted cash	4,349	—
Accounts receivable, net of allowance for doubtful accounts of $266 and $340 at July 3, 2026 and January 2, 2026, respectively	84,250	64,604
Contract assets	134,433	107,296
Other receivables	1,668	6,330
Prepaid expenses and other current assets	10,296	7,528
Total current assets	269,866	251,677
Equipment and leasehold improvements, net	29,595	31,491
Goodwill	212,169	179,530
Right-of-use assets	18,173	16,600
Other intangible assets, net	68,933	35,521
Other assets	1,891	2,762
Deferred income taxes, net	34,248	26,630
Total assets	$634,875	$544,211
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$62,916	$45,628
Accrued liabilities	79,156	82,434
Contingent consideration payable	15,792	3,732
Contract liabilities	30,271	21,565
Notes payable	2,500	2,500
Finance lease obligations	1,102	1,225
Lease liability	4,927	4,670
Total current liabilities	196,664	161,754
Contingent consideration payable, less current portion	7,015	16,651
Notes payable, less current portion	64,745	45,962
Finance lease obligations, less current portion	935	1,162
Lease liability, less current portion	14,982	13,762
Other noncurrent liabilities	69	69
Total liabilities	284,410	239,360

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 40,000 shares authorized; 15,197 and 14,762 shares issued and outstanding at July 3, 2026 and January 2, 2026, respectively	152	148
Additional paid-in capital	227,805	215,269
Accumulated other comprehensive income (loss)	(71)	(270)
Retained earnings	122,579	89,704
Total stockholders’ equity	350,465	304,851
Total liabilities and stockholders’ equity	$634,875	$544,211

See accompanying notes to Condensed Consolidated Financial Statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2026	2025	2026	2025
Contract revenue	$231,028	$173,473	$386,142	$325,859

Direct costs of contract revenue (inclusive of directly related depreciation and amortization):
Salaries and wages	29,788	26,643	59,064	54,320
Subcontractor services and other direct costs	113,786	78,505	176,468	145,553
Total direct costs of contract revenue	143,574	105,148	235,532	199,873

Gross profit	87,454	68,325	150,610	125,986

General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	40,467	32,576	73,468	63,684
Facilities and facility related	2,535	2,369	4,893	4,993
Stock-based compensation	4,811	3,182	8,503	5,608
Depreciation and amortization	6,971	5,504	12,417	9,944
Other	12,936	12,878	24,303	22,905
Total general and administrative expenses	67,720	56,509	123,584	107,134

Income (Loss) from operations	19,734	11,816	27,026	18,852

Other income (expense):
Interest expense, net	(1,086)	(2,186)	(1,921)	(3,988)
Other, net	439	551	1,234	510
Total other expense, net	(647)	(1,635)	(687)	(3,478)

Income (Loss) before income taxes	19,087	10,181	26,339	15,374
Income tax (benefit) expense	(5,258)	(5,255)	(6,536)	(4,749)
Net income (loss)	24,345	15,436	32,875	20,123

Other comprehensive income (loss):
Unrealized gain (loss) on derivative contracts, net of tax	80	188	199	3
Comprehensive income (loss)	$24,425	$15,624	$33,074	$20,126

Earnings (Loss) per share:
Basic	$1.62	$1.07	$2.21	$1.41
Diluted	$1.58	$1.03	$2.13	$1.36

Weighted-average shares outstanding:
Basic	15,043	14,444	14,891	14,298
Diluted	15,423	14,917	15,404	14,778

See accompanying notes to Condensed Consolidated Financial Statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Earnings	Total
Balance at January 2, 2026	14,762	$148	$215,269	$(270)	$89,704	$304,851
Shares of common stock issued in connection with employee stock purchase plan	34	—	1,921	—	—	1,921
Shares of common stock issued in connection with incentive stock plan	—	—	—	—	—	—
Shares used to pay taxes on stock grants	(108)	(1)	(8,767)	—	—	(8,768)
Issuance of restricted stock award and units	278	3	(3)	—	—	—
Stock-based compensation expense	—	—	3,692	—	—	3,692
Net income (loss)	—	—	—	—	8,530	8,530
Net unrealized gain (loss) on derivative contracts	—	—	—	119	—	119
Balance at April 3, 2026	14,966	$150	$212,112	$(151)	$98,234	$310,345
Shares of common stock issued in connection with incentive stock plan	79	1	1,592	—	—	1,593
Shares used to pay taxes on stock grants	(3)	—	(281)	—	—	(281)
Issuance of restricted stock award and units	23	—	—	—	—	—
Unregistered sales of stock	—	—	—	—	—	—
Stock issued to acquire businesses	132	1	9,571	—	—	9,572
Stock-based compensation expense	—	—	4,811	—	—	4,811
Net income (loss)	—	—	—	—	24,345	24,345
Net unrealized gain (loss) on derivative contracts	—	—	—	80	—	80
Balance at July 3, 2026	15,197	$152	$227,805	$(71)	$122,579	$350,465

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

See accompanying notes to Condensed Consolidated Financial Statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended
	July 3,	July 4,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$32,875	$20,123
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	12,417	9,944
Other non-cash items	(218)	657
Deferred income taxes, net	(7,618)	(4,332)
(Gain) loss on sale/disposal of equipment	(43)	(23)
Provision for doubtful accounts	25	279
Stock-based compensation	8,503	5,608
Accretion and fair value adjustments of contingent consideration	1,828	1,254
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts receivable	(12,143)	16,898
Contract assets	(27,117)	(18,062)
Other receivables	4,651	(2,346)
Prepaid expenses and other current assets	3,265	(1,376)
Other assets	895	(888)
Accounts payable	7,150	4,569
Accrued liabilities	(6,628)	(1,662)
Contract liabilities	1,862	(2,364)
Right-of-use assets	(189)	445
Net cash (used in) provided by operating activities	19,515	28,724
Cash flows from investing activities:
Purchase of equipment, software, and leasehold improvements	(3,671)	(4,517)
Proceeds from sale of equipment	51	28
Cash paid for acquisitions, net of cash acquired	(50,467)	(35,140)
Net cash (used in) provided by investing activities	(54,087)	(39,629)
Cash flows from financing activities:
Payments on contingent consideration	(8,807)	—
Receipt of restricted cash	7,242	—
Payment on restricted cash	(2,893)	—
Payments on notes payable	—	(137)
Payments on debt issuance costs	—	(332)
Payments made to retire prior credit agreement	—	(90,000)
Borrowing to fund new credit agreement	—	88,414
Borrowing under revolving credit facility	30,000	—
Payments under revolving credit facility	(10,000)	—
Principal payments on outstanding debt	(1,250)	(28,414)
Principal payments on finance leases	(885)	(737)
Proceeds from stock option exercise	1,593	1,909
Proceeds from sales of common stock under employee stock purchase plan	1,921	1,485
Cash used to pay taxes on stock grants	(9,049)	(3,093)
Net cash (used in) provided by financing activities	7,872	(30,905)
Net increase (decrease) in cash, cash equivalents and restricted cash	(26,700)	(41,810)
Cash, cash equivalents and restricted cash at beginning of period	65,919	74,158
Cash, cash equivalents and restricted cash at end of period	$39,219	$32,348
Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$2,032	$3,915
Income taxes	1,265	2,471
Supplemental disclosures of noncash investing and financing activities:
Issuance of common stock related to business acquisitions	$9,572	$5,557
Contingent consideration related to business acquisitions	9,394	12,040
Other working capital adjustment	1,336	—
Equipment acquired under finance leases	535	855

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

2. RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements Recently Issued

In December 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2025-12, “Codification Improvements” (“ASU 2025-12”). ASU 2025-12 addresses suggestions received from stakeholders on the Accounting Standards Codification and to make other incremental improvements to generally accepted accounting principles (“GAAP”). ASU 2025-12 provides changes to the Codification that (1) clarify, (2) correct errors, or (3) make minor improvements. The amendments are effective for the annual reporting periods beginning after December 15, 2026, and interim periods within those fiscal year reporting periods beginning after December 15, 2026, with early adoption permitted. The Company does not believe the amendments in ASU 2025-12 will have a material impact on its Consolidated Financial Statements.

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

In November 2025, the FASB issued ASU No. 2025-09, “Derivatives and Hedging (Topic 815): Hedge Accounting Improvements” (“ASU 2025-09”). The ASU 2025-09 amendments are intended to simplify the application of hedge accounting and to more closely align hedge accounting with the economics of an entity's risk management activities in the following five areas: (1) similar risk assessment for cash flow hedges, (2) hedging forecasted interest payments on choose-your-rate debt instruments, (3) cash flow hedges of nonfinancial forecasted transactions, (4) net written options as hedging instruments, and (5) foreign-currency-denominated debt instrument as hedging instrument and hedged item (dual hedge). The amendments are effective for the annual reporting periods beginning after December 15, 2026, and interim periods within those fiscal year reporting periods beginning after December 15, 2026, with early adoption permitted. The Company does not believe the amendments in ASU 2025-09 will have a material impact on its Consolidated Financial Statements.

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

Many of the Company’s fixed price contracts involve a high degree of subcontracted fixed price effort and, usually, are relatively short in duration, thereby lowering the risks of not properly estimating the percent complete. As of July 3, 2026, the Company had $478.2 million related to remaining performance obligations of fixed price contracts of which $171.1 million related to fixed price contract obligations in excess of twelve months.

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

Retainage represents amounts withheld from billings to the Company’s clients pursuant to provisions in the contracts and may not be paid to the Company until specific tasks are completed or the project is completed and, in some instances, for even longer periods. As of July 3, 2026, contract assets and contract liabilities included retainage of $23.6 million, and $2.3 million, respectively. As of January 2, 2026, contract assets included retainage of $29.5 million and there was no retainage included in contract liabilities.

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
(Unaudited)

4. SUPPLEMENTAL FINANCIAL STATEMENT DATA

Restricted Cash

The following table provides a reconciliation of cash and cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows:

	July 3,	January 2,
	2026	2026
	(in thousands)
Cash and cash equivalents	$34,870	$65,919
Restricted cash	4,349	—
Total cash, cash equivalents, and restricted cash shown in the consolidated statement of cash flows	$39,219	$65,919

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

Equipment and Leasehold Improvements

	July 3,	January 2,
	2026	2026
	(in thousands)
Furniture and fixtures	$5,552	$5,157
Computer hardware and software	62,504	59,687
Leasehold improvements	4,595	4,343
Equipment under finance leases	8,006	7,471
Automobiles, trucks, and field equipment	4,022	4,053
Subtotal	84,679	80,711
Accumulated depreciation and amortization	(55,084)	(49,220)
Equipment and leasehold improvements, net	$29,595	$31,491

Included in accumulated depreciation and amortization is $0.8 million and $1.5 million of amortization expense related to equipment held under finance leases for the six months ended July 3, 2026 and for fiscal year 2025, respectively.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Accrued Liabilities

	July 3,	January 2,
	2026	2026
	(in thousands)
Accrued subcontractor costs	$38,364	$37,123
Accrued bonuses	18,873	27,478
Employee withholdings	5,892	5,999
Compensation and payroll taxes	5,606	5,534
Utility incentives	4,349	—
Accrued accounting costs and taxes	6,072	6,300
Total accrued liabilities	$79,156	$82,434

Goodwill

	January 2,	Additional	Additions /	July 3,
	2026	Purchase Cost	Adjustments	2026
	(in thousands)
Reporting Unit:
Energy	$170,835	$32,566	$—	$203,401
Engineering and Consulting	8,695	—	73	8,768
	$179,530	$32,566	$73	$212,169

The Company tests its goodwill at least annually for possible impairment. The Company completes its annual testing of goodwill as of the last day of the first month of its fourth fiscal quarter each year to determine whether there is a potential impairment. In addition to the Company’s annual test, it regularly evaluates whether events and circumstances have occurred that may indicate a potential impairment of goodwill. The Company evaluated the current economic environment and noted that it does not believe it is more likely than not that goodwill was impaired as of July 3, 2026.

Intangible Assets

	July 3, 2026		January 2, 2026
	Gross	Accumulated	Gross	Accumulated	Amortization
	Amount	Amortization	Amount	Amortization	Period
	(in thousands)				(in years)
Finite:
Backlog	$15,219	$11,253	$11,600	$9,853	1.0
Tradename	21,426	15,136	17,773	14,285	2.5	-	6.0
Non-compete agreements	5,455	1,740	1,835	1,535	4.0	-	5.0
Customer relationships	102,248	47,286	73,400	43,414	5.0	-	12.0
Total intangible assets	$144,348	$75,415	$104,608	$69,087

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

On November 30, 2023, the Company entered into an interest rate swap agreement that the Company designated as cash flow hedge to fix the variable interest rate on a portion of the Company’s Term Loan (see Note 6, “Debt Obligations” for information regarding our indebtedness). The interest rate swap agreement has a total notional amount of $50.0 million, has a fixed annual interest rate of 4.77%, and expires on September 29, 2026. As of July 3, 2026, the effective portion of the Company’s interest rate swap agreement designated as a cash flow hedge before tax effects was $0.3 million, of which no amounts were reclassified from accumulated other comprehensive income (loss) to interest expense in six months ended July 3, 2026. The Company expects to reclassify $0.1 million from accumulated other comprehensive income (loss) to interest expense within the next twelve months.

The fair values of the Company’s outstanding derivatives designated as hedging instruments were as follows:

		Fair Value of Derivative
		Instruments as of
	Balance Sheet Location	July 3, 2026	January 2, 2026
		(in thousands)
Interest rate swap agreement	Accrued liabilities	$(90)	$(341)
Interest rate swap agreement	Other noncurrent liabilities	—	—

The impact of the effective portions of derivative instruments in cash flow hedging relationships and fair value relationships on other comprehensive income (loss) was not material to the Company’s condensed consolidated financial statements for the six months ended July 3, 2026.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The accumulated balances and reporting period activities for the periods below related to reclassifications out of accumulated other comprehensive income (loss) are summarized as follows:

	Gain (Loss) on	Accumulated Other
	Derivative Instruments	Comprehensive Income (Loss)
	(in thousands)
Balances at January 2, 2026	$(270)	$(270)
Other comprehensive income (loss) before reclassifications	151	151
Amounts reclassified from accumulated other comprehensive income (loss)	—	—
Income tax benefit (expense) related to derivative instruments	(32)	(32)
Net current-period other comprehensive income (loss)	119	119
Balances at April 3, 2026	$(151)	$(151)
Other comprehensive income (loss) before reclassifications	101	101
Amounts reclassified from accumulated other comprehensive income (loss)	—	—
Income tax benefit (expense) related to derivative instruments	(21)	(21)
Net current-period other comprehensive income (loss)	80	80
Balances at July 3, 2026	$(71)	$(71)

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

6. DEBT OBLIGATIONS

Debt obligations, excluding obligations under finance leases (see Note 7, “Leases”, below), consisted of the following:

	July 3,	January 2,
	2026	2026
	(in thousands)
Credit Agreement
Outstanding borrowings on Term Loan A	$47,500	$48,750
Outstanding borrowings on Revolving Credit Facility	20,000	—
Outstanding borrowings on Delayed Draw Term Loan	—	—
Total debt	67,500	48,750
Issuance costs and debt discounts	(255)	(288)
Subtotal	67,245	48,462
Less current portion of long-term debt	2,500	2,500
Long-term debt portion	$64,745	$45,962

The Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) governing the Company’s Revolving Credit Facility and Delayed Draw Term Loan under the Amended and Restated Credit Agreement (the “Credit Facilities”) require the Company to comply with certain financial obligations, including a maximum Net Leverage Ratio and a minimum Fixed Charge Coverage Ratio (as defined in the Amended and Restated Credit Agreement). The Amended and Restated Credit Agreement also contains customary restrictive covenants. As of July 3, 2026, the Company was in compliance with all these covenants.

In addition, as of July 3, 2026, the Company’s composite interest rate, exclusive of the effects of upfront fees, undrawn fees and issuance cost amortization, was 5.3%.

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

From time to time, the Company enters into non-cancelable leases for some of its facility and equipment needs. These leases allow the Company to conserve cash by paying a monthly lease rental fee for the use of facilities and equipment rather than purchasing them. The Company’s leases typically have remaining terms ranging from one to eight years, some of which may include options to extend the leases for up to five years, and some of which may include options to terminate the leases within one year. Currently, all of the Company’s leases contain fixed payment terms. The Company may decide to cancel or terminate a lease before the end of its term, in which case the Company is typically liable to the lessor for the remaining lease payments under the term of the lease. Additionally, all of the Company’s month-to-month leases are cancelable by the Company or the lessor, at any time, and are not included in the Company’s right-of-use asset or lease liability. As of July 3, 2026, the Company had no leases with residual value guarantees. Typically, the Company has purchase options on the equipment underlying its long-term leases. The Company may exercise some of these purchase options when the need for equipment is on-going and the purchase option price is attractive. Nonperformance-related default covenants, cross-default provisions, subjective default provisions and material adverse change clauses contained in material lease agreements, if any, are also evaluated to determine whether those clauses affect lease classification in accordance with ASC Topic 842-10-25. Leases are accounted for as operating or financing leases, depending on the terms of the lease.

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

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following is a summary of the Company’s lease expense:

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Operating lease cost	$1,547	$1,502	$3,058	$3,117
Sublease Income	(13)	(14)	(27)	(28)
Finance lease cost:
Amortization of assets	394	363	795	722
Interest on lease liabilities	34	45	69	92
Total net lease cost	$1,962	$1,896	$3,895	$3,903

The following is a summary of lease information presented on the Company’s consolidated balance sheet:

	July 3,	January 2,
	2026	2026
	(in thousands)
Operating leases:
Right-of-use assets	$18,173	$16,600

Lease liability	$4,927	$4,670
Lease liability, less current portion	14,982	13,762
Total lease liabilities	$19,909	$18,432

Finance leases (included in equipment and leasehold improvements, net):
Equipment and leasehold improvements, net	$8,006	$7,471
Accumulated depreciation	(5,965)	(5,166)
Total equipment and leasehold improvements, net	$2,041	$2,305

Finance lease obligations	$1,102	$1,225
Finance lease obligations, less current portion	935	1,162
Total finance lease obligations	$2,037	$2,387

Weighted average remaining lease term (in years):
Operating Leases	4.98	5.47
Finance Leases	1.84	2.00

Weighted average discount rate:
Operating Leases	6.21%	6.47%
Finance Leases	5.55%	6.17%

Rent expense was $1.7 million and $3.3 million for the three and six months ended July 3, 2026, respectively, as compared to $1.7 million and $3.5 million for the three and six months ended July 4, 2025, respectively.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following is a summary of other information and supplemental cash flow information related to finance and operating leases:

	Six Months Ended
	July 3,	July 4,
	2026	2025
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$3,236	$3,440
Operating cash flow from finance leases	68	92
Financing cash flow from finance leases	885	737

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$4,136	$408

The following is a summary of the Company’s maturities of lease liabilities as of July 3, 2026:

	Operating	Finance
	(in thousands)
Fiscal year:
Remainder of 2026	$3,200	$638
2027	5,676	1,059
2028	4,469	387
2029	2,985	43
2030	1,989	10
2031 and thereafter	4,787	—
Total lease payments	23,106	2,137
Less: Imputed interest	(3,197)	(100)
Total lease obligations	19,909	2,037
Less: Current obligations	4,927	1,102
Noncurrent lease obligations	$14,982	$935

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

During the six months ended July 3, 2026 and July 4, 2025, the Company made matching contributions of $2.3 million and $2.0 million, respectively.

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

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The Company manages Genesys and has the power to direct the activities that most significantly impact Genesys’s performance, in addition to being obligated to absorb expected losses from Genesys. Accordingly, the Company is the primary beneficiary of Genesys and consolidates Genesys as a variable interest entity (“VIE”). In addition, the Company concluded there is no noncontrolling interest related to the consolidation of Genesys because the Company determined that (i) the shareholder of Genesys does not have more than a nominal amount of equity investment at risk, (ii) WES absorbs the expected losses of Genesys through its deferral of Genesys’s service fees owed to WES and the Company has, since entering into the administrative services agreement, had to continuously defer service fees for Genesys, and (iii) the Company believes Genesys will continue to have a shortfall on payment of its service fees for the foreseeable future, leaving no expected residual returns for the shareholder. As of July 3, 2026, the Company had one VIE — Genesys.

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

There were no intersegment sales during the three months ended July 3, 2026 and July 4, 2025. In addition, enterprise-wide service line contract revenue is not included as it is impracticable to report this information for each group of similar services.

		Engineering	Unallocated		Consolidated
	Energy	& Consulting	Corporate	Intersegment	Total (1)
	(in thousands)
Fiscal Three Months Ended July 3, 2026
Contract revenue	$202,589	$28,439	$-	$-	$231,028
Direct subcontractor services and other direct costs	111,411	2,375	-	-	113,786
Direct salaries and wages	18,926	10,862	-	-	29,788
Gross profit	72,252	15,202	-	-	87,454
Other indirect costs	44,656	11,715	4,378	-	60,749
EBITDA (2)	27,652	3,486	(3,994)	-	27,144
Interest expense, net	-	-	1,086	-	1,086
Depreciation and amortization	6,475	496	-	-	6,971
Segment profit (loss) before income tax expense	21,177	2,990	(5,080)	-	19,087
Income tax expense (benefit)	(5,808)	(967)	1,517	-	(5,258)
Net income (loss)	26,985	3,957	(6,597)	-	24,345
Segment assets (3)	504,428	45,005	85,442	-	634,875
Fiscal Six Months Ended July 3, 2026
Contract revenue	$330,557	$55,585	$-	$-	$386,142
Direct subcontractor services and other direct costs	172,399	4,069	-	-	176,468
Direct salaries and wages	37,023	22,041	-	-	59,064
Gross profit	121,135	29,475	-	-	150,610
Other indirect costs	81,203	22,308	7,656	-	111,167
EBITDA (2)	40,233	7,164	(6,720)	-	40,677
Interest expense, net	-	-	1,921	-	1,921
Depreciation and amortization	11,379	1,038	-	-	12,417
Segment profit (loss) before income tax expense	28,854	6,126	(8,641)	-	26,339
Income tax expense (benefit)	(7,161)	(1,520)	2,145	-	(6,536)
Net income (loss)	36,015	7,646	(10,786)	-	32,875
Segment assets (3)	504,428	45,005	85,442	-	634,875

(1)	Amounts may not add to the totals due to rounding.
(2)	“EBITDA” is defined as earnings before interest, taxes, depreciation and amortization.
(3)	Segment assets are presented net of intercompany receivables.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

		Engineering	Unallocated		Consolidated
	Energy	& Consulting	Corporate	Intersegment	Total (1)
	(in thousands)
Fiscal Three Months Ended July 4, 2025
Contract revenue	$146,749	$26,724	$-	$-	$173,473
Direct subcontractor services and other direct costs	76,794	1,711	-	-	78,505
Direct salaries and wages	16,176	10,467	-	-	26,643
Gross profit	53,779	14,546	-	-	68,325
Other indirect costs	35,878	9,353	5,774	-	51,005
EBITDA (2)	17,167	5,192	(4,488)	-	17,871
Interest expense, net	-	-	2,186	-	2,186
Depreciation and amortization	4,940	564	-	-	5,504
Segment profit (loss) before income tax expense	12,228	4,628	(6,675)	-	10,181
Income tax expense (benefit)	(5,861)	(2,759)	3,365	-	(5,255)
Net income (loss)	18,088	7,387	(10,039)	-	15,436
Segment assets (3)	362,141	41,207	81,503	-	484,851
Fiscal Six Months Ended July 4, 2025
Contract revenue	$272,997	$52,862	$-	$-	$325,859
Direct subcontractor services and other direct costs	142,874	2,679	-	-	145,553
Direct salaries and wages	32,717	21,603	-	-	54,320
Gross profit	97,406	28,580	-	-	125,986
Other indirect costs	70,426	19,629	7,135	-	97,190
EBITDA (2)	26,249	8,947	(5,890)	-	29,306
Interest expense, net	-	-	3,988	-	3,988
Depreciation and amortization	8,895	1,049	-	-	9,944
Segment profit (loss) before income tax expense	17,355	7,898	(9,879)	-	15,374
Income tax expense (benefit)	(5,361)	(2,440)	3,052	-	(4,749)
Net income (loss)	22,715	10,338	(12,930)	-	20,123
Segment assets (3)	362,141	41,207	81,503	-	484,851

(1)	Amounts may not add to the totals due to rounding.
(2)	“EBITDA” is defined as earnings before interest, taxes, depreciation and amortization.
(3)	Segment assets are presented net of intercompany receivables.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following tables provide information about disaggregated revenue by contract type, client type and geographical region:

	Three months ended July 3, 2026
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$14,541	$18,647	$33,188
Unit-based	61,714	8,232	69,946
Fixed price	126,334	1,560	127,894
Total (1)	$202,589	$28,439	$231,028

Client Type
Commercial	$58,849	$1,971	$60,820
Government	69,834	26,397	96,231
Utilities (2)	73,906	71	73,977
Total (1)	$202,589	$28,439	$231,028

Geography (3)
Domestic	$202,589	$28,439	$231,028

	Six months ended July 3, 2026
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$27,241	$36,847	$64,088
Unit-based	111,331	15,285	126,616
Fixed price	191,985	3,453	195,438
Total (1)	$330,557	$55,585	$386,142

Client Type
Commercial	$78,238	$3,817	$82,055
Government	113,680	51,587	165,267
Utilities (2)	138,639	181	138,820
Total (1)	$330,557	$55,585	$386,142

Geography (3)
Domestic	$330,557	$55,585	$386,142

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

	Three months ended July 4, 2025
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$11,733	$18,899	$30,632
Unit-based	58,250	6,487	64,737
Fixed price	76,766	1,338	78,104
Total (1)	$146,749	$26,724	$173,473

Client Type
Commercial	$18,093	$1,755	$19,848
Government	55,839	24,924	80,763
Utilities (2)	72,817	45	72,862
Total (1)	$146,749	$26,724	$173,473

Geography (3)
Domestic	$146,749	$26,724	$173,473

	Six months ended July 4, 2025
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$23,335	$36,959	$60,294
Unit-based	105,957	12,742	118,699
Fixed price	143,705	3,161	146,866
Total (1)	$272,997	$52,862	$325,859

Client Type
Commercial	$31,608	$3,566	$35,174
Government	104,163	49,196	153,359
Utilities (2)	137,226	100	137,326
Total (1)	$272,997	$52,862	$325,859

Geography (3)
Domestic	$272,997	$52,862	$325,859

(1)	Amounts may not add to the totals due to rounding.
(2)	Includes the portion of revenue related to small business programs paid by the end user/customer.
(3)	Revenue from the Company’s foreign operations was not material for the three and six months ended July 3, 2026 and July 4, 2025.

Geographical Information

Substantially all of the Company’s consolidated revenue was derived from its operations in the U.S. The Company operates through a network of offices spread across 26 U.S. states, the District of Columbia, the Commonwealth of Puerto Rico, and Canada. Revenues from the Company’s Puerto Rican and Canadian operations were not material for the three and six months ended July 3, 2026, nor for the three and six months ended July 4, 2025.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Customer Concentration

For the three and six months ended July 3, 2026, the Company’s top 10 customers accounted for 51.7%, and 47.1%, respectively, of the Company’s consolidated contract revenue. For the three and six months ended July 4, 2025, the Company’s top 10 customers accounted for 52.5%, and 52.6%, respectively, of the Company’s consolidated contract revenue.

For the three and six months ended July 3, 2026, the Company had no individual customers that accounted for more than 10% of its consolidated contract revenue. For the three and six months ended July 4, 2025, the Company had individual customers that accounted for more than 10% of its consolidated contract revenue. For the three months ended July 4, 2025, the Company derived 26.3% of its consolidated contract revenue from two customers, Southern California Edison and Clark County School District. For the six months ended July 4, 2025, the Company derived 25.3% of its consolidated contract revenue from two customers, Southern California Edison and Clark County School District.

On a segment basis, the Company had individual customers that accounted for more than 10% of its segment contract revenues. For the three months ended July 3, 2026, the Company derived 11.2% of its Energy segment revenues from one customer, Southern California Edison, and no single customer accounted for 10% or more of the Company’s Engineering and Consulting segment revenues. For the six months ended July 3, 2026, the Company derived 11.3% of its Energy segment revenues from one customer, Southern California Edison, and no single customer accounted for 10% or more of the Company’s Engineering and Consulting segment revenues. For the three months ended July 4, 2025, the Company derived 31.1% of its Energy segment revenues from two customers, Southern California Edison and Clark County School District, and no single customer accounted for 10% or more of the Company’s Engineering and Consulting segment revenues. For the six months ended July 4, 2025, the Company derived 30.2% of its Energy segment revenues from two customers, Southern California Edison and Clark County School District, and no single customer accounted for 10% or more of the Company’s Engineering and Consulting segment revenues.

On a geographical basis, through the six months ended July 3, 2026, the Company’s largest clients are based in California and New York. For the three and six months ended July 3, 2026, services provided to clients in California accounted for 43.7% and 44.6%, respectively, of the Company’s consolidated contract revenue, and services provided to clients in New York accounted for 15.8% and 17.3%, respectively, of the Company’s consolidated contract revenue. For the three and six months ended July 4, 2025, services provided to clients in California accounted for 44.6% and 42.4%, respectively, of the Company’s consolidated contract revenue, and services provided to clients in New York accounted for 18.4% and 20.0%, respectively, of the Company’s consolidated contract revenue.

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

At the end of fiscal year 2025, the Company’s total valuation allowance for future utilization of deferred tax assets was $1.1 million. As of July 3, 2026, the Company assessed all available positive and negative evidence available to determine whether, based on the weight of that evidence, there was a change in judgment related to the utilization of deferred tax assets in future years. The Company concluded that as of July 3, 2026, the valuation allowance for the Company’s deferred tax assets was appropriate in accordance with ASC 740. Consequently, there was no change to the valuation allowance during the three and six months ended July 3, 2026.

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

The Company recognizes the tax benefit from uncertain tax positions if it is more likely than not that the tax positions will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefit is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. During the three and six months ended July 3, 2026, and the three and six months ended July 4, 2025, the Company did not record a liability for uncertain tax positions.

Based on the Company’s estimates and determination of an effective tax rate for the year, the Company recorded an income tax benefit of $5.3 million and $6.5 million for the three and six months ended July 3, 2026, respectively, compared to an income tax benefit of $5.3 million and $4.7 million for the three and six months ended July 4, 2025, respectively. During the three and six months ended July 3, 2026, the difference between the effective tax rate and the federal statutory rate was primarily attributable to state taxes, non-deductible executive compensation, deductions related to stock-compensation, research and development tax credits, and the commercial energy-efficiency building deduction. During the three and six months ended July 4, 2025, the difference between the effective tax rate and the federal statutory rate was primarily attributable to state taxes, nondeductible executive compensation, deductions related to stock option exercises, research and development tax credits, and the commercial energy-efficiency building deduction.

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

The following table sets forth the number of weighted-average common shares outstanding used to compute basic and diluted EPS:

	Three months ended		Six months ended
	July 3,	July 4,	July 3,	July 4,
	2026	2025	2026	2025
	(in thousands, except per share amounts)
Net income (loss)	$24,345	$15,436	$32,875	$20,123
Weighted-average common shares outstanding	15,043	14,444	14,891	14,298
Effect of dilutive stock options and restricted stock awards	380	473	513	480
Weighted-average common shares outstanding-diluted	15,423	14,917	15,404	14,778
Earnings (Loss) per share:
Basic	$1.62	$1.07	$2.21	$1.41
Diluted	$1.58	$1.03	$2.13	$1.36

For the three months ended July 3, 2026, the Company excluded 63,000 common shares subject to outstanding equity awards from the calculation of diluted shares because their impact would have been anti-dilutive. For the six months ended July 3, 2026, and for the three and six months ended July 4, 2025, the Company excluded an immaterial number of shares subject to outstanding equity awards from the calculation of diluted shares because their impact would have been anti-dilutive.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

12. BUSINESS COMBINATIONS

Acquisition of Burton Energy Group, LLC.

On May 4, 2026 (the “Burton Closing Date”), the Company, through its wholly owned subsidiary, WES, acquired all of the equity of Burton Energy Group, LLC. (“Burton”), pursuant to the terms of the Equity Purchase Agreement, dated as of May 4, 2026 (the “Burton Equity Purchase Agreement”), by and among the Company, WES, and each of the shareholders of Burton (the “Burton Shareholders”).

Burton provides comprehensive energy management and energy efficiency consulting for multi-site corporations, helping them reduce energy, water, and waste costs through utility data management and rate optimization, energy procurement and risk management, energy and water conservation/audits, and turnkey HVAC and EMS program management. Burton’s financial information is included within the Energy segment beginning in the second quarter of fiscal year 2026 and the Company expects to finalize the purchase price allocation related to this transaction by the end of the first quarter of fiscal year 2027.

Pursuant to the terms of the Burton Equity Purchase Agreement, the Company agreed to pay up to $74.0 million for the purchase of all the equity of Burton, consisting of (i) $52.0 million in cash paid on the Burton Closing Date (subject to holdbacks and adjustments), (ii) $10.0 million in restricted shares of the Company’s common stock, based on the volume weighted average closing price per share of the Company’s common stock for the twenty trading days immediately preceding the third trading day prior to the Burton Closing Date, and (iii) up to $12.0 million in cash if Burton exceeds certain financial targets during the two years after the Burton Closing Date, as more fully described below (such potential payments of up to $12.0 million being referred to as “Burton Earnout Payments” and $12.0 million in respect thereof, being referred to as the “Burton Maximum Payout”). The Company issued 131,626 shares of the Company’s common stock and the shares have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), and were issued and sold in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act).

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

The Company borrowed $30.0 million under its revolving credit facility and used cash on hand to fund the initial purchase price.

The acquisition was accounted for as a business combination in accordance with ASC 805. Under ASC 805, the Company recorded the acquired assets and assumed liabilities at their estimated fair value with the excess allocated to goodwill. Goodwill represents the value the Company expects to achieve through the operational synergies, the expansion into new markets and Burton’s assembled workforce. The Company estimates that the entire $32.5 million of goodwill resulting from the acquisition of Burton will be tax deductible.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

As of July 3, 2026, the purchase price allocation is preliminary and subject to change within the measurement period (not to exceed twelve months following the Burton Closing Date). The areas of the purchase price allocation that are not yet finalized relate primarily to contingent consideration valuation, intangible assets, and goodwill.

The preliminary fair value of the contingent consideration liability was estimated by discounting to present value the contingent payments expected to be made and utilizing a probability-weighted discounted cash flow rate. The preliminary estimate of the fair values for intangible assets were calculated utilizing a weighted average allocation derived from previous valuation studies performed by a third-party valuation firm for the Company’s historical acquisitions with similar characteristics.

The Company expects to continue to obtain information for the purpose of determining the fair value of the assets acquired on the Burton Closing Date throughout the remainder of the measurement period. Accordingly, adjustments may be made as additional information is obtained about the facts and circumstances that existed as of the valuation date. Any adjustments will be recorded in the period in which they are identified. In addition, the Company engaged a third-party independent valuation specialist to assist in management’s determination of fair values of tangible and intangible assets acquired and liabilities assumed, including the determination of the fair value of the contingent consideration liability.

Preliminary consideration for the acquisition of Burton includes the following:

Burton
(in thousands)
Cash consideration	$52,000
Other working capital adjustments and holdbacks	1,228
Issuance of common stock	9,572
Contingent consideration	9,394
Total consideration	$72,194

The following table summarizes the amounts for the acquired assets recorded at their estimated fair value as of the acquisition date:

Burton
(in thousands)
Current assets	$19,418
Non-current assets (1)	24
Current liabilities	(19,170)
Non-current liabilities	(447)
Backlog	3,618
Customer relationships	28,948
Tradename	3,619
Non-compete	3,618
Goodwill	32,566
Net assets acquired	$72,194

(1)	Excluded from non-current assets are backlog, customer relationships, tradename, non-compete and goodwill.

During the six months ended July 3, 2026, the Company did not make any adjustments to the consideration paid for Burton, and as a result, there were no adjustments to the purchase price allocation for the three months ended July 3, 2026.

For the three and six months ended July 3, 2026, there were $0.2 million in acquisition related costs associated with Burton included in other general and administrative expenses in the condensed consolidated statements of

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

comprehensive income. During the three and six months ended July 3, 2026, the acquisition of Burton contributed $27.9 million in revenue and contributed $2.6 million in income from operations.

The following unaudited pro forma financial information for the three and six months ended July 3, 2026 and July 4, 2025 assumes that the acquisition of Burton occurred on the first day of the year prior to the year of acquisition:

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2026	2025	2026	2025
	(in thousands, except per share data)
	(Unaudited)
Pro forma revenue	$240,611	$199,241	$424,475	$377,395

Pro forma income (loss) from operations	$20,497	$13,704	$30,077	$22,628
Pro forma net income (loss) (1)	$25,318	$18,299	$36,683	$13,235

Earnings (Loss) per share:
Basic	$1.68	$1.27	$2.46	$0.93
Diluted	$1.64	$1.23	$2.38	$0.90

Weighted average shares outstanding:
Basic	15,043	14,444	14,891	14,298
Diluted	15,423	14,917	15,404	14,778

(1)	Adjustments to pro forma net income included income from operations, amortization and interest expense.

This pro forma supplemental information does not purport to be indicative of what the Company’s operating results would have been had this acquisition occurred on the first day of the year prior to the year of acquisition and may not be indicative of future operating results.

Acquisition of Compass Municipal Advisors, LLC.

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

As of July 3, 2026, the purchase price allocation is preliminary and subject to change within the measurement period (not to exceed twelve months following the Compass Closing Date) and is primarily comprised of $2.0 million in

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

customer relationships, and $2.0 million in goodwill. The areas of the purchase price allocation that are not yet finalized relate primarily to contingent consideration valuation, intangible assets, and goodwill.

During the three and six months ended July 3, 2026, Compass’ contribution to revenue and net income were not material to the Company’s consolidated financial statements. In addition, the proforma financial information has not been presented because the impact of the acquisition was not material to the condensed financial statements.

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

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

14. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, Subsequent Events, the Company evaluates subsequent events up until the date the Condensed Consolidated Financial Statements are issued. As of August 6, 2026, there were no subsequent events required to be reported.

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

Our Energy segment addresses power grid resiliency, efficiency, and reliability. Services include in-depth energy planning studies, economic analysis, modeling and forecasting software, decarbonization, program design and implementation, energy efficiency, turnkey energy and infrastructure projects, grid modernization, and utility-scale electrical engineering and construction management. Clients in this segment are investor-owned and municipal utilities, commercial clients including retailers, pharmaceuticals, industrial concerns and hyperscalers, and state and local governments, school districts and government agencies.

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

Second Quarter Overview

The following table sets forth, for the periods indicated, certain information derived from our condensed consolidated statements of comprehensive income(1):

	Three Months Ended
	July 3,		July 4,
	2026		2025		$ Change	% Change

	(in thousands, except percentages)

Contract revenue	$231,028	100.0%	$173,473	100.0%	$57,555	33.2%
Direct costs of contract revenue:
Salaries and wages	29,788	12.9	26,643	15.4	3,145	11.8
Subcontractor services and other direct costs	113,786	49.3	78,505	45.3	35,281	44.9
Total direct costs of contract revenue	143,574	62.1	105,148	60.6	38,426	36.5

Gross profit	87,454	37.9	68,325	39.4	19,129	28.0

General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	40,467	17.5	32,576	18.8	7,891	24.2
Facilities and facility related	2,535	1.1	2,369	1.4	166	7.0
Stock-based compensation	4,811	2.1	3,182	1.8	1,629	51.2
Depreciation and amortization	6,971	3.0	5,504	3.2	1,467	26.7
Other	12,936	5.6	12,878	7.4	58	0.5
Total general and administrative expenses	67,720	29.3	56,509	32.6	11,211	19.8

Income (loss) from operations	19,734	8.5	11,816	6.8	7,918	67.0

Other income (expense):
Interest expense, net	(1,086)	(0.5)	(2,186)	(1.3)	1,100	(50.3)
Other, net	439	0.2	551	0.3	(112)	(20.3)
Total other income (expense)	(647)	(0.3)	(1,635)	(0.9)	988	(60.4)

Income (Loss) before income tax expense	19,087	8.3	10,181	5.9	8,906	87.5
Income tax expense (benefit)	(5,258)	(2.3)	(5,255)	(3.0)	(3)	0.1
Net income (loss)	$24,345	10.5	$15,436	8.9	$8,909	57.7

(1)	Percentages are expressed as a percentage of contract revenue and may not total due to rounding.

	Six Months Ended
	July 3,		July 4,
	2026		2025		$ Change	% Change

	(in thousands, except percentages)

Contract revenue	$386,142	100.0%	$325,859	100.0%	$60,283	18.5%
Direct costs of contract revenue:
Salaries and wages	59,064	15.3	54,320	16.7	4,744	8.7
Subcontractor services and other direct costs	176,468	45.7	145,553	44.7	30,915	21.2
Total direct costs of contract revenue	235,532	61.0	199,873	61.3	35,659	17.8

Gross profit	150,610	39.0	125,986	38.7	24,624	19.5

General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	73,468	19.0	63,684	19.5	9,784	15.4
Facilities and facility related	4,893	1.3	4,993	1.5	(100)	(2.0)
Stock-based compensation	8,503	2.2	5,608	1.7	2,895	51.6
Depreciation and amortization	12,417	3.2	9,944	3.1	2,473	24.9
Other	24,303	6.3	22,905	7.0	1,398	6.1
Total general and administrative expenses	123,584	32.0	107,134	32.9	16,450	15.4

Income (loss) from operations	27,026	7.0	18,852	5.8	8,174	43.4

Other income (expense):
Interest expense	(1,921)	(0.5)	(3,988)	(1.2)	2,067	(51.8)
Other, net	1,234	0.3	510	0.2	724	142.0
Total other income (expense)	(687)	(0.2)	(3,478)	(1.1)	2,791	(80.2)

Income (Loss) before income tax expense	26,339	6.8	15,374	4.7	10,965	71.3
Income tax expense (benefit)	(6,536)	(1.7)	(4,749)	(1.5)	(1,787)	37.6
Net income (loss)	$32,875	8.5	$20,123	6.2	$12,752	63.4

11

(1)	Percentages are expressed as a percentage of contract revenue and may not total due to rounding.

The following tables provide information about disaggregated revenue of our two segments, Energy and Engineering and Consulting, by contract type, client type and geographical region:

	Three months ended July 3, 2026
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$14,541	$18,647	$33,188
Unit-based	61,714	8,232	69,946
Fixed price	126,334	1,560	127,894
Total (1)	$202,589	$28,439	$231,028

Client Type
Commercial	$58,849	$1,971	$60,820
Government	69,834	26,397	96,231
Utilities (2)	73,906	71	73,977
Total (1)	$202,589	$28,439	$231,028

Geography (3)
Domestic	$202,589	$28,439	$231,028

	Six months ended July 3, 2026
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$27,241	$36,847	$64,088
Unit-based	111,331	15,285	126,616
Fixed price	191,985	3,453	195,438
Total (1)	$330,557	$55,585	$386,142

Client Type
Commercial	$78,238	$3,817	$82,055
Government	113,680	51,587	165,267
Utilities (2)	138,639	181	138,820
Total (1)	$330,557	$55,585	$386,142

Geography (3)
Domestic	$330,557	$55,585	$386,142

	Three months ended July 4, 2025
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$11,733	$18,899	$30,632
Unit-based	58,250	6,487	64,737
Fixed price	76,766	1,338	78,104
Total (1)	$146,749	$26,724	$173,473

Client Type
Commercial	$18,093	$1,755	$19,848
Government	55,839	24,924	80,763
Utilities (2)	72,817	45	72,862
Total (1)	$146,749	$26,724	$173,473

Geography (3)
Domestic	$146,749	$26,724	$173,473

	Six months ended July 4, 2025
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$23,335	$36,959	$60,294
Unit-based	105,957	12,742	118,699
Fixed price	143,705	3,161	146,866
Total (1)	$272,997	$52,862	$325,859

Client Type
Commercial	$31,608	$3,566	$35,174
Government	104,163	49,196	153,359
Utilities (2)	137,226	100	137,326
Total (1)	$272,997	$52,862	$325,859

Geography (3)
Domestic	$272,997	$52,862	$325,859

(1)	Amounts may not add to the totals due to rounding.
(2)	Includes the portion of revenue related to small business programs paid by the end user/customer.
(3)	Revenue from our foreign operations was not material for the three and six months ended July 3, 2026 and July 4, 2025.

Three Months Ended July 3, 2026 Compared to Three Months Ended July 4, 2025

Contract revenue. Consolidated contract revenue increased $57.6 million, or 33.2%, in the three months ended July 3, 2026, compared to the three months ended July 4, 2025, as a result of increased demand for our services in both our Energy segment and our Engineering and Consulting segment.

Contract revenue in our Energy segment increased $55.9 million, or 38.1%, in the three months ended July 3, 2026, compared to the three months ended July 4, 2025, primarily as a result of higher revenues across all of our service offerings, combined with incremental revenues from our acquisition of Burton Energy Group, LLC. (“Burton”) in May 2026.

Contract revenue in our Engineering and Consulting segment increased $1.7 million, or 6.4%, in the three months ended July 3, 2026, compared to the three months ended July 4, 2025, primarily due to increased demand for services provided to our clients, combined with the incremental revenues from our acquisition Compass Municipal Advisors, LLC. (“Compass”) in January 2026.

Direct costs of contract revenue. Direct costs of consolidated contract revenue increased $38.4 million, or 36.5%, for the three months ended July 3, 2026, compared to the three months ended July 4, 2025, primarily as a result of the increased volume in contract revenues as described above. As a percentage of contract revenue, subcontractor services and other direct costs increased to 49.3% in the three months ended July 3, 2026 from 45.3% in the three months ended July 4, 2025, primarily due to the higher mix of construction management revenues in the current period. Direct salaries and wages increased $3.1 million, or 11.8%, to support the increased volume of projects in the three months ended July 3, 2026, compared to the three months ended July 4, 2025 and declined, as a percentage of contract revenues, to 12.9% in the three months ended July 3, 2026, from 15.4% in the three months ended July 4, 2025, reflecting the increased construction management revenues in the current period.

Direct costs of contract revenue in our Energy segment increased $37.3 million, or 40.2%, for the three months ended July 3, 2026, compared to the three months ended July 4, 2025. Direct costs of contract revenue for the Engineering and Consulting segment increased $1.1 million, or 8.7%, in the three months ended July 3, 2026, compared to the three months ended July 4, 2025.

Gross Profit. Gross profit increased 28% to $87.5 million, or 37.9% gross margin, for the three months ended July 3, 2026, compared to gross profit of $68.3 million, or 39.4% gross margin, for the three months ended July 4, 2025. The decrease in our gross margin was primarily driven by the changes in the mix of revenues as described above, including the addition of Burton.

General and administrative expenses. General and administrative (“G&A”) expenses increased $11.2 million, or 19.8%, to $67.7 million in the three months ended July 3, 2026, compared to $56.5 million for the three months ended July 4, 2025. As a percentage of contract revenues, G&A decreased to 29.3% in the three months ended July 3, 2026 from 32.6% in the three months ended July 4, 2025. G&A expenses consisted of an increase of $10.3 million, or 25.3%, in the Energy segment combined with an increase of $2.3 million, or 23.1%, in the Engineering and Consulting segment, and the remaining decrease in unallocated corporate expenses.

The overall increase in G&A expenses consisted of an increase of $7.9 million in salaries and wages, payroll taxes and employee benefits, an increase of $1.6 million in stock-based compensation, and an increase of $1.5 million in depreciation and amortization. The increase in salaries and wages, payroll taxes and employee benefits was primarily due to increased staffing from acquisitions, an increase in incentive compensation consistent with the increase in operating profit, and higher fringe benefit costs consistent with the growth in direct and indirect labor costs. The increase in stock-based compensation expenses was primarily related to new stock grants to current employees, executives, and Board of directors at a higher stock price. The increase in depreciation and amortization was primarily related to higher amortization of intangible assets from recent acquisitions.

Income (loss) from operations. Operating income increased 67.0% to $19.7 million for the three months ended July 3, 2026, compared to an operating income of $11.8 million for the three months ended July 4, 2025, as a result of the factors noted above.

Total other expense, net. Total other expense, net, decreased $1.0 million, or 60.4%, for the three months ended July 3, 2026, compared to the three months ended July 4, 2025, primarily due to the lower interest expense resulting from the reduced interest rate spread derived from lower debt leverage levels under our credit facilities, combined with the absence of a one-time charge for unamortized debt issuance costs related to our prior credit facilities that we had in the second quarter of fiscal year 2025.

Income tax expense (benefit). We recorded an income tax benefit of $5.3 million for the three months ended July 3, 2026, an effective tax benefit rate of 27.5% on income before income tax expense, compared to an income tax benefit of $5.3 million for the three months ended July 4, 2025, an effective tax benefit rate of 51.6% on income before tax expense. The decrease in the effective tax benefit rate resulted from the increase in income before income tax, partially offset by the increases in discrete items related to stock compensation deductions and additional energy-efficiency building deductions.

Net income (loss). Our net income increased 57.7% to $24.3 million for the three months ended July 3, 2026, as compared to a net income of $15.4 million for the three months ended July 4, 2025. The increase in net income was primarily attributable to the increase in income from operations combined with a reduction in Total other expense, net.

Six Months Ended July 3, 2026 Compared to Six Months Ended July 4, 2025

Contract revenue. Consolidated contract revenue increased $60.3 million, or 18.5%, in the six months ended July 3, 2026, compared to the six months ended July 4, 2025, as a result of increased demand for our services in both our Energy segment and our Engineering and Consulting segment. The rate of growth was impacted by the effect of having one fewer week in the first half of fiscal year 2026 when compared to our first fiscal half of fiscal year 2025. When removing the impact of the additional week in the first half of fiscal year 2025, contract revenue increased 23.1% in the six months ended July 3, 2026, compared to the adjusted six months ended July 4, 2025.

Contract revenue in our Energy segment increased $57.6 million, or 21.1%, in the six months ended July 3, 2026, compared to the six months ended July 4, 2025, primarily as a result of higher revenues across all of our service offerings, combined with incremental revenues from our acquisition of Burton.

Contract revenue in our Engineering and Consulting segment increased $2.7 million, or 5.2%, in the six months ended July 3, 2026, compared to the six months ended July 4, 2025, primarily due to increased demand for services provided to our clients, combined with the incremental revenues from our acquisition of Compass.

Direct costs of contract revenue. Direct costs of consolidated contract revenue increased $35.7 million, or 17.8%, for the six months ended July 3, 2026, compared to the six months ended July 4, 2025, primarily as a result of the increased volume of contract revenues as described above. As a percentage of contract revenue, subcontractor services and other direct costs increased to 45.7% in the six months ended July 3, 2026 from 44.7% in the six months ended July 4, 2025, reflecting the higher mix of construction management revenues. Direct salaries and wages increased $4.7 million, or 8.7%, to support the increased volume of projects in the six months ended July 3, 2026, compared to the six months ended July 4, 2025, and declined, as a percentage of contract revenue, to 15.3% in the six months ended July 3, 2026, from 16.7% in the six months ended July 4, 2025.

Direct costs of contract revenue in our Energy segment increased $33.9 million, or 19.3%, for the six months ended July 3, 2026, compared to the six months ended July 4, 2025. Direct costs of contract revenue for the Engineering and Consulting segment increased $1.8 million, or 7.5%, in the six months ended July 3, 2026, compared to the six months ended July 4, 2025.

Gross Profit. Gross profit increased 19.5% to $150.6 million, or 39.0% gross margin, for the six months ended July 3, 2026, compared to gross profit of $126.0 million, or 38.7% gross margin, for the six months ended July 4, 2025. The increase in our gross margin was primarily driven by the changes in the mix of revenues.

General and administrative expenses. G&A expenses increased $16.5 million, or 15.4%, to $123.6 million in the six months ended July 3, 2026, compared to $107.1 million for the six months ended July 4, 2025. As a percentage of contract revenue, G&A expenses were 32.0% of contract revenues in the six months ended July 3, 2026 compared to 32.9% for the six months ended July 4, 2025. G&A expenses consisted of an increase of $13.3 million, or 16.7%, in the Energy segment combined with an increase of $2.7 million, or 12.9%, in the Engineering and Consulting segment, and the remaining increase in unallocated corporate expenses.

The overall increase in G&A expenses consisted of an increase of $9.8 million in salaries and wages, payroll taxes and employee benefits, an increase of $2.9 million in stock-based compensation, an increase of $2.5 million in depreciation and amortization, and an increase of $1.4 million in other general and administrative expenses. The increase in salaries and wages, payroll taxes and employee benefits was primarily due to increased staffing from acquisitions, an increase in incentive compensation, consistent with the improvement in operating profit, and higher fringe benefit costs consistent with the growth in direct and indirect labor costs. The increase in stock-based compensation expenses was primarily related to new stock grants to current employees, executives and Board of directors at a higher stock price. The increase in depreciation and amortization was primarily related to higher amortization of intangible assets from recent acquisitions. The increase in other general and administrative expenses was primarily due to increased professional service fees and computer-related expenses.

Income (loss) from operations. Operating income increased 43.4% to $27.0 million for the six months ended July 3, 2026, compared to an operating income of $18.9 million for the six months ended July 4, 2025, as a result of the factors noted above.

Total other expense, net. Total other expense, net, decreased $2.8 million, or 80.2%, for the six months ended July 3, 2026, compared to the six months ended July 4, 2025, primarily due to the reduced interest rate spread derived from lower debt leverage levels under our credit facilities, combined with the absence of a one-time charge for unamortized debt issuance costs related to our prior credit facilities that we had in the second quarter of fiscal 2025 and the absence of a one-time charge related to a facility lease modification that we had in the first fiscal quarter of fiscal 2025.

Income tax expense (benefit). We recorded an income tax benefit of $6.5 million for the six months ended July 3, 2026, an effective tax benefit rate of 24.8% on income before income tax expense, compared to an income tax benefit of $4.7 million for the six months ended July 4, 2025, an effective tax rate of 30.9% on income before tax expense. The increase in the effective tax rate resulted from the increase in income before income tax, partially offset by the increases in discrete items related to stock compensation deductions and additional energy-efficiency building deductions.

Net income (loss). Our net income was $32.9 million for the six months ended July 3, 2026, as compared to a net income of $20.1 million for the six months ended July 4, 2025. The increase in net income was primarily attributable to the increase in income from operations combined with a reduction in Total other expense, net.

Liquidity and Capital Resources

	Six Months Ended
	July 3,	July 4,
	2026	2025
	(in thousands)
Net cash provided by (used in):
Operating activities	$19,515	$28,724
Investing activities	(54,087)	(39,629)
Financing activities	7,872	(30,905)
Net increase (decrease) in cash and cash equivalents	$(26,700)	$(41,810)

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

As of July 3, 2026, we had a fully drawn $50.0 million term loan with $47.5 million outstanding, a $100 million Revolving Credit Facility with $20.0 million outstanding and $1.6 million in letters of credit issued. We also had an undrawn $50.0 million Delayed Draw Term Loan. The Delayed Draw Term Loan must be drawn before May 2027. The Credit Facilities are each scheduled to mature on May 5, 2030. In addition to the Credit Facilities, we had $34.9 million of unrestricted cash and cash equivalents as of July 3, 2026. Unhedged borrowings under our Credit Facilities, exclusive of the effects of upfront fees, undrawn fees and issuance cost amortization, bore interest at an annual rate of 5.3% as of July 3, 2026. See Part I, Item 1, Note 6, “Debt Obligations”, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, and Part II, Item 8, Note 5, “Debt Obligations”, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2026, for information regarding our indebtedness, including information about the Amended and Restated Credit

Agreement and repayments, principal repayment terms, interest rates, covenants, and other key terms of our outstanding indebtedness.

Cash Flows from Operating Activities

Cash flows provided by operating activities were $19.5 million for the six months ended July 3, 2026, as compared to cash flows provided by operating activities of $28.7 million for the six months ended July 4, 2025. Cash flows from operating activities primarily consists of net income, adjusted for non-cash charges, such as depreciation and amortization and stock-based compensation, plus or minus changes in current operating assets and liabilities. Cash flows provided by operating activities for the six months ended July 3, 2026, resulted primarily from higher working capital requirements to support the growth in revenues, partially offset by the higher income from operations. Cash flows provided by operating activities for the six months ended July 4, 2025, resulted primarily from the increase in earnings and lower working capital requirements.

Cash Flows from Investing Activities

Cash flows used in investing activities were $54.1 million for the six months ended July 3, 2026, as compared to cash flows used in investing activities of $39.6 million for the six months ended July 4, 2025. Cash flows used in investing activities for the six months ended July 3, 2026 and for the six months ended July 4, 2025 were primarily due to cash paid for acquisitions, combined with cash paid for the development of proprietary software and the purchase of computers and equipment.

Cash Flows from Financing Activities

Cash flows provided by financing activities were $7.9 million for the six months ended July 3, 2026, as compared to cash flows used in financing activities of $30.9 million for the six months ended July 4, 2025.

For the six months ended July 3, 2026, cash flows provided by financing activities were primarily attributable to borrowings, and repayments, of $30.0 million and $10.0 million, respectively, related to the Revolving Credit Facility combined with the receipt, and disbursement, of $7.2 million and $2.9 million, respectively, related to utility rebates, $1.9 million of proceeds from sales of common stock under the employee stock purchase plan, and $1.5 million of proceeds from stock option exercises. Cash flows provided by financing activities were partially offset by $9.0 million cash used to fund withholding taxes on vesting stock grants, $8.8 million in payments for contingent consideration, and $1.3 million cash used to pay down our Term Loan. For the six months ended July 4, 2025, cash flows used in financing activities were primarily attributable to the $28.4 million cash used to pay down our Revolving Credit Facility, $3.1 million cash used to fund withholding taxes on vesting stock grants, combined with repayments, and borrowings, of $90.0 million and $88.4 million, respectively, related to our Amended and Restated Credit Agreement. Cash flows used in financing activities were partially offset by $1.9 million in proceeds from stock option exercise, and $1.5 million of proceeds from sales of common stock under the employee stock purchase plan.

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

Contractual Obligations

The following table sets forth our known contractual obligations as of July 3, 2026:

		Less than			More than
Contractual Obligations	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
	(in thousands)
Debt (1)	$67,245	$2,500	$4,872	$59,873	$—
Interest payments on debt outstanding (2)	13,372	3,526	6,686	3,160	—
Operating leases	19,909	4,927	7,724	3,056	4,202
Finance leases	2,037	1,102	905	30	—
Total contractual cash obligations	$102,563	$12,055	$20,187	$66,119	$4,202
(1)	Debt includes $47.2 million outstanding on our Term Loan A (“TLA”), net of issuance costs, $20.0 million outstanding on our Revolving Credit Facility, and no borrowed amounts outstanding on our Delayed Draw Term Loan as of July 3, 2026. We have assumed no future borrowings or repayments after July 3, 2026 (other than at maturity) for purposes of this table. Our TLA and Revolving Credit Facility are scheduled to mature on May 5, 2030.
(2)	Borrowings under our TLA and Revolving Credit Facility bear interest at a variable rate. Future interest payments on our Credit Facility are estimated using floating rates in effect as of July 3, 2026.

We have contingent obligations to make earnout payments in connection with our acquisitions of Enica, APG, Compass, and Burton subject to their future financial performance. We are contingently obligated to pay up to $6.0 million in cash if Enica exceeds certain financial targets during the two years after the Enica closing date of October 23, 2024. We are contingently obligated to pay up to $18.0 million in cash if APG exceeds certain financial targets during the three years after the APG closing date of March 3, 2025. We are contingently obligated to pay up to $1.0 million in cash if Compass exceeds certain financial targets during the one year after the Compass closing date of January 2, 2026. We are contingently obligated to pay up to $12.0 million in cash if Burton exceeds certain financial targets during the two years after the Burton closing date of May 4, 2026.

As of July 3, 2026, we had contingent consideration payable of $22.8 million related to the acquisitions of Enica, APG, Compass, and Burton. Through the six months ended July 3, 2026, our statement of operations includes $1.8 million of interest accretion (excluding fair value adjustments) related to the contingent consideration.

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

Components of Revenue and Expense

Contract Revenue

We generally provide our services under contracts, purchase orders or retainer letters. The agreements we enter into with our clients typically incorporate one of three principal types of pricing provisions: time-and-materials, unit-based, and fixed price. Revenue on our time-and-materials and unit-based contracts are recognized as the work is performed in accordance with specific terms of the contract. As of July 3, 2026, 16% of our contracts are time-and-materials contracts, 33% are unit-based contracts, and 51% are fixed price contracts, compared to 19% are time-and-materials contracts, 36% are unit-based contracts, and 45% are fixed price contracts, as of July 4, 2025.

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

As of July 3, 2026, we had cash and cash equivalents of $39.2 million, including restricted cash. This amount represents cash on hand in business checking accounts with our banks. We do not engage in trading activities and do not participate in foreign currency transactions.

We are subject to interest rate risk in connection with our Term Loan A (“TLA”) and borrowings, if any, under our Revolving Credit Facility, each of which bears interest at variable rates. As of July 3, 2026, the Company had a fully drawn $50.0 million TLA with $47.5 million outstanding, a $100.0 million Revolving Credit Facility with $20.0 million outstanding, and $1.6 million in letters of credit issued, and a $50.0 million Delayed Draw Term Loan with no borrowed amounts. Each of our TLA, Revolving Credit Facility and Delayed Draw Term Loan mature on May 5, 2030 and are governed by our Amended and Restated Credit Agreement.

Based upon the amount of our outstanding indebtedness as of July 3, 2026, a one percentage point increase in the effective interest rate would change our annual interest expense by approximately $0.7 million in fiscal year 2026.

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

In connection with the preparation of this Quarterly Report, an evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of July 3, 2026. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, as of July 3, 2026.

On January 2, 2026 and May 4, 2026, we completed the acquisition of Compass Municipal Advisors, LLC. (“Compass”) and Burton, respectively. Prior to the acquisition, Compass and Burton were privately-held companies and were not subject to the Sarbanes-Oxley Act of 2002, the rules and regulations of the SEC, or other corporate governance requirements applicable to public reporting companies. As part of our ongoing integration activities, we are continuing to incorporate our controls and procedures into Compass and Burton, and, if needed, to augment our company-wide controls to reflect the risks that may be inherent in the acquisition of these privately-held companies.

Other than our integration of Compass and Burton, there have been no changes in our internal control over financial reporting during the quarter ended July 3, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the fiscal quarter ended July 3, 2026, we made the following repurchases of shares of our common stock from employees to satisfy tax withholding obligations incurred in connection with the vesting of restricted stock:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Programs
April 4, 2026 – May 1, 2026	—	—	—	—
May 2, 2026 – May 29, 2026	—	—	—	—
May 30, 2026 – July 3, 2026	2,924	$96.30	—	—
TOTAL	2,924	$96.30	—	—

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

2.2‡

Equity Purchase Agreement, dated as of May 4, 2026, by and among Willdan Group, Inc., Willdan Energy Solutions, Inc., and each of the shareholders of Burton Energy Group, LLC. (incorporated by reference to Exhibit 2.2 to Willdan Group, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on May 8, 2026).

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

10.1†

Willdan Group, Inc. Amended and Restated 2008 Performance Incentive Plan. (incorporated by reference to Exhibit 10.1 to Willdan Group, Inc.’s Current Report on Form 8-K, filed with the SEC on June 18, 2026).

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

†Indicates a management contract or compensating plan or arrangement.

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
August 6, 2026