Form 10-Q
period 2026-10-02
Willdan Group, Inc.
filed 2026-11-06
CIK 1370450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2026

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

As of November 5, 2026, there were 15,326,126 shares of common stock, $0.01 par value per share, of Willdan Group, Inc. issued and outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(Unaudited)

	October 2,	January 2,
	2026	2026
Assets
Current assets:
Cash and cash equivalents	$39,155	$65,919
Restricted cash	3,056	—
Accounts receivable, net of allowance for doubtful accounts of $212 and $340 at October 2, 2026 and January 2, 2026, respectively	97,546	64,604
Contract assets	130,215	107,296
Other receivables	2,158	6,330
Prepaid expenses and other current assets	12,168	7,528
Total current assets	284,298	251,677
Equipment and leasehold improvements, net	28,370	31,491
Goodwill	223,204	179,530
Right-of-use assets	17,136	16,600
Other intangible assets, net	59,832	35,521
Other assets	1,670	2,762
Deferred income taxes, net	31,412	26,630
Total assets	$645,922	$544,211
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$51,529	$45,628
Accrued liabilities	88,736	82,434
Contingent consideration payable	16,731	3,732
Contract liabilities	26,277	21,565
Notes payable	2,500	2,500
Finance lease obligations	1,076	1,225
Lease liability	4,768	4,670
Total current liabilities	191,617	161,754
Contingent consideration payable, less current portion	9,181	16,651
Notes payable, less current portion	59,137	45,962
Finance lease obligations, less current portion	905	1,162
Lease liability, less current portion	13,918	13,762
Other noncurrent liabilities	69	69
Total liabilities	274,827	239,360

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 40,000 shares authorized; 15,330 and 14,762 shares issued and outstanding at October 2, 2026 and January 2, 2026, respectively	153	148
Additional paid-in capital	236,502	215,269
Accumulated other comprehensive income (loss)	—	(270)
Retained earnings	134,440	89,704
Total stockholders’ equity	371,095	304,851
Total liabilities and stockholders’ equity	$645,922	$544,211

See accompanying notes to Condensed Consolidated Financial Statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2026	2025	2026	2025
Contract revenue	$214,527	$182,006	$600,669	$507,865

Direct costs of contract revenue (inclusive of directly related depreciation and amortization):
Salaries and wages	29,702	27,878	88,766	82,198
Subcontractor services and other direct costs	102,372	87,039	278,840	232,592
Total direct costs of contract revenue	132,074	114,917	367,606	314,790

Gross profit	82,453	67,089	233,063	193,075

General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	39,476	31,720	112,944	95,404
Facilities and facility related	2,499	2,369	7,392	7,362
Stock-based compensation	4,972	3,147	13,475	8,755
Depreciation and amortization	5,780	3,913	18,197	13,857
Other	13,422	11,078	37,725	33,983
Total general and administrative expenses	66,149	52,227	189,733	159,361

Income (Loss) from operations	16,304	14,862	43,330	33,714

Other income (expense):
Interest expense, net	(1,071)	(902)	(2,992)	(4,890)
Other, net	166	330	1,400	840
Total other expense, net	(905)	(572)	(1,592)	(4,050)

Income (Loss) before income taxes	15,399	14,290	41,738	29,664
Income tax (benefit) expense	3,538	569	(2,998)	(4,180)
Net income (loss)	11,861	13,721	44,736	33,844

Other comprehensive income (loss):
Unrealized gain (loss) on derivative contracts, net of tax	71	(20)	270	(17)
Comprehensive income (loss)	$11,932	$13,701	$45,006	$33,827

Earnings (Loss) per share:
Basic	$0.78	$0.94	$2.98	$2.35
Diluted	$0.76	$0.90	$2.89	$2.26

Weighted-average shares outstanding:
Basic	15,196	14,603	14,993	14,397
Diluted	15,541	15,229	15,455	14,987

See accompanying notes to Condensed Consolidated Financial Statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Earnings	Total
Balance at January 2, 2026	14,762	$148	$215,269	$(270)	$89,704	$304,851
Shares of common stock issued in connection with employee stock purchase plan	34	—	1,921	—	—	1,921
Shares used to pay taxes on stock grants	(108)	(1)	(8,767)	—	—	(8,768)
Issuance of restricted stock award and units	278	3	(3)	—	—	—
Stock-based compensation expense	—	—	3,692	—	—	3,692
Net income (loss)	—	—	—	—	8,530	8,530
Net unrealized gain (loss) on derivative contracts	—	—	—	119	—	119
Balance at April 3, 2026	14,966	$150	$212,112	$(151)	$98,234	$310,345
Shares of common stock issued in connection with incentive stock plan	79	1	1,592	—	—	1,593
Shares used to pay taxes on stock grants	(3)	—	(281)	—	—	(281)
Issuance of restricted stock award and units	23	—	—	—	—	—
Stock issued to acquire businesses	132	1	9,571	—	—	9,572
Stock-based compensation expense	—	—	4,811	—	—	4,811
Net income (loss)	—	—	—	—	24,345	24,345
Net unrealized gain (loss) on derivative contracts	—	—	—	80	—	80
Balance at July 3, 2026	15,197	$152	$227,805	$(71)	$122,579	$350,465
Shares of common stock issued in connection with employee stock purchase plan	35	—	2,348	—	—	2,348
Shares of common stock issued in connection with incentive stock plan	90	1	1,459	—	—	1,460
Shares used to pay taxes on stock grants	(1)	—	(82)	—	—	(82)
Issuance of restricted stock award and units	9	—	—	—	—	—
Stock-based compensation expense	—	—	4,972	—	—	4,972
Net income (loss)	—	—	—	—	11,861	11,861
Net unrealized gain (loss) on derivative contracts	—	—	—	71	—	71
Balance at October 2, 2026	15,330	$153	$236,502	$0	$134,440	$371,095

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

See accompanying notes to Condensed Consolidated Financial Statements.

WILLDAN GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended
	October 2,	October 3,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$44,736	$33,844
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	18,197	13,857
Other non-cash items	(291)	699
Deferred income taxes, net	(4,782)	(4,152)
(Gain) loss on sale/disposal of equipment	(68)	(26)
Provision for doubtful accounts	119	214
Stock-based compensation	13,475	8,755
Accretion and fair value adjustments of contingent consideration	2,698	2,145
Changes in operating assets and liabilities, net of effects from business acquisitions:
Accounts receivable	(23,441)	5,637
Contract assets	(22,900)	(27,501)
Other receivables	4,161	(5,040)
Prepaid expenses and other current assets	1,393	(457)
Other assets	1,116	(597)
Accounts payable	(4,285)	12,214
Accrued liabilities	5,325	3,527
Contract liabilities	(2,132)	(2,470)
Right-of-use assets	(375)	255
Net cash (used in) provided by operating activities	32,946	40,904
Cash flows from investing activities:
Purchase of equipment, software, and leasehold improvements	(5,189)	(6,924)
Proceeds from sale of equipment	76	28
Cash paid for acquisitions, net of cash acquired	(55,845)	(33,431)
Net cash (used in) provided by investing activities	(60,958)	(40,327)
Cash flows from financing activities:
Payments on contingent consideration	(8,807)	—
Receipt of restricted cash	7,242	—
Payment on restricted cash	(4,186)	—
Payments on notes payable	—	(137)
Payments on debt issuance costs	—	(332)
Payments made to retire prior credit agreement	—	(90,000)
Borrowing to fund new credit agreement	—	88,414
Borrowing under revolving credit facility	30,000	—
Payments under revolving credit facility	(15,000)	—
Principal payments on outstanding debt	(1,875)	(39,039)
Principal payments on finance leases	(1,262)	(1,142)
Proceeds from stock option exercise	3,053	2,498
Proceeds from sales of common stock under employee stock purchase plan	4,269	3,249
Cash used to pay taxes on stock grants	(9,130)	(5,137)
Net cash (used in) provided by financing activities	4,304	(41,626)
Net increase (decrease) in cash, cash equivalents and restricted cash	(23,708)	(41,049)
Cash, cash equivalents and restricted cash at beginning of period	65,919	74,158
Cash, cash equivalents and restricted cash at end of period	$42,211	$33,109
Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$2,856	$4,828
Income taxes	1,313	2,471
Supplemental disclosures of noncash investing and financing activities:
Issuance of common stock related to business acquisitions	$9,572	$5,557
Contingent consideration related to business acquisitions	11,638	12,150
Other working capital adjustment	1,336	—
Equipment acquired under finance leases	856	1,264

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

In December 2025, the FASB issued ASU No. 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements” (“ASU 2025-11”). The ASU 2025-11 amendments are intended to improve the guidance in Topic 270, Interim Reporting, by improving the navigability of the required interim disclosures and clarifying when that guidance is applicable. The amendments also provide additional guidance on what disclosures should be provided in interim reporting periods. The amendments are effective for the annual reporting periods beginning after December 15, 2027, and interim periods within those fiscal year reporting periods beginning after December 15, 2027, with early adoption permitted either (1) prospectively or (2) retrospectively. The Company does not believe the amendments in ASU 2025-11 will have a material impact on its Consolidated Financial Statements.

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

Many of the Company’s fixed price contracts involve a high degree of subcontracted fixed price effort and, usually, are relatively short in duration, thereby lowering the risks of not properly estimating the percent complete. As of October 2, 2026, the Company had $492.6 million related to remaining performance obligations of fixed price contracts of which $157.8 million related to fixed price contract obligations in excess of twelve months.

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

Retainage represents amounts withheld from billings to the Company’s clients pursuant to provisions in the contracts and may not be paid to the Company until specific tasks are completed or the project is completed and, in some instances, for even longer periods. As of October 2, 2026, contract assets and contract liabilities included retainage of $20.4 million, and $5.3 million, respectively. As of January 2, 2026, contract assets included retainage of $29.5 million and there was no retainage included in contract liabilities.

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
(Unaudited)

4. SUPPLEMENTAL FINANCIAL STATEMENT DATA

Restricted Cash

The following table provides a reconciliation of cash and cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows:

	October 2,	January 2,
	2026	2026
	(in thousands)
Cash and cash equivalents	$39,155	$65,919
Restricted cash	3,056	—
Total cash, cash equivalents, and restricted cash shown in the consolidated statement of cash flows	$42,211	$65,919

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

Equipment and Leasehold Improvements

	October 2,	January 2,
	2026	2026
	(in thousands)
Furniture and fixtures	$5,460	$5,157
Computer hardware and software	63,848	59,687
Leasehold improvements	4,550	4,343
Equipment under finance leases	7,841	7,471
Automobiles, trucks, and field equipment	4,047	4,053
Subtotal	85,746	80,711
Accumulated depreciation and amortization	(57,376)	(49,220)
Equipment and leasehold improvements, net	$28,370	$31,491

Included in accumulated depreciation and amortization is $1.2 million and $1.5 million of amortization expense related to equipment held under finance leases for the nine months ended October 2, 2026 and for fiscal year 2025, respectively.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Accrued Liabilities

	October 2,	January 2,
	2026	2026
	(in thousands)
Accrued subcontractor costs	$44,082	$37,123
Accrued bonuses	28,242	27,478
Employee withholdings	3,721	5,999
Compensation and payroll taxes	4,686	5,534
Utility incentives	3,056	—
Accrued accounting costs and taxes	4,949	6,300
Total accrued liabilities	$88,736	$82,434

Goodwill

	January 2,	Additional	Additions /	October 2,
	2026	Purchase Cost	Adjustments	2026
	(in thousands)
Reporting Unit:
Energy	$170,835	$35,122	$8,479	$214,436
Engineering and Consulting	8,695	—	73	8,768
	$179,530	$35,122	$8,552	$223,204

The Company tests its goodwill at least annually for possible impairment. The Company completes its annual testing of goodwill as of the last day of the first month of its fourth fiscal quarter each year to determine whether there is a potential impairment. In addition to the Company’s annual test, it regularly evaluates whether events and circumstances have occurred that may indicate a potential impairment of goodwill. The Company evaluated the current economic environment and noted that it does not believe it is more likely than not that goodwill was impaired as of October 2, 2026.

Intangible Assets

	October 2, 2026		January 2, 2026
	Gross	Accumulated	Gross	Accumulated	Amortization
	Amount	Amortization	Amount	Amortization	Period
	(in thousands)				(in years)
Finite:
Backlog	$11,600	$11,042	$11,600	$9,853	1.0
Tradename	21,408	15,861	17,773	14,285	2.5	-	6.0
Non-compete agreements	1,837	1,615	1,835	1,535	4.0	-	5.0
Customer relationships	103,102	49,597	73,400	43,414	5.0	-	12.0
Total intangible assets	$137,947	$78,115	$104,608	$69,087

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

On November 30, 2023, the Company entered into an interest rate swap agreement that the Company designated as cash flow hedge to fix the variable interest rate on a portion of the Company’s Term Loan (see Note 6, “Debt Obligations” for information regarding our indebtedness). The interest rate swap agreement had a total notional amount of $50.0 million, a fixed annual interest rate of 4.77%, and expired on September 29, 2026.

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

As of October 2, 2026, the Company had no derivative financial instruments in place.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

6. DEBT OBLIGATIONS

Debt obligations, excluding obligations under finance leases (see Note 7, “Leases”, below), consisted of the following:

	October 2,	January 2,
	2026	2026
Credit Agreement	(in thousands)
Outstanding borrowings on Term Loan A	$46,875	$48,750
Outstanding borrowings on Revolving Credit Facility	15,000	—
Outstanding borrowings on Delayed Draw Term Loan	—	—
Total debt	61,875	48,750
Issuance costs and debt discounts	(238)	(288)
Subtotal	61,637	48,462
Less current portion of long-term debt	2,500	2,500
Long-term debt portion	$59,137	$45,962

The Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) governing the Company’s Revolving Credit Facility and Delayed Draw Term Loan under the Amended and Restated Credit Agreement (the “Credit Facilities”) require the Company to comply with certain financial obligations, including a maximum Net Leverage Ratio and a minimum Fixed Charge Coverage Ratio (as defined in the Amended and Restated Credit Agreement). The Amended and Restated Credit Agreement also contains customary restrictive covenants. As of October 2, 2026, the Company was in compliance with all these covenants.

In addition, as of October 2, 2026, the Company’s composite interest rate, exclusive of the effects of upfront fees, undrawn fees and issuance cost amortization, was 5.50%.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

7. LEASES

The Company leases certain office facilities under long-term, non-cancellable operating leases that expire at various dates through 2034. In addition, the Company is obligated under finance leases for certain furniture and office equipment that expire at various dates through 2031.

From time to time, the Company enters into non-cancelable leases for some of its facility and equipment needs. These leases allow the Company to conserve cash by paying a monthly lease rental fee for the use of facilities and equipment rather than purchasing them. The Company’s leases typically have remaining terms ranging from one to eight years, some of which may include options to extend the leases for up to five years, and some of which may include options to terminate the leases within one year. Currently, all of the Company’s leases contain fixed payment terms. The Company may decide to cancel or terminate a lease before the end of its term, in which case the Company is typically liable to the lessor for the remaining lease payments under the term of the lease. Additionally, all of the Company’s month-to-month leases are cancelable by the Company or the lessor, at any time, and are not included in the Company’s right-of-use asset or lease liability. As of October 2, 2026, the Company had no leases with residual value guarantees. Typically, the Company has purchase options on the equipment underlying its long-term leases. The Company may exercise some of these purchase options when the need for equipment is on-going and the purchase option price is attractive. Nonperformance-related default covenants, cross-default provisions, subjective default provisions and material adverse change clauses contained in material lease agreements, if any, are also evaluated to determine whether those clauses affect lease classification in accordance with ASC Topic 842-10-25. Leases are accounted for as operating or financing leases, depending on the terms of the lease.

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

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following is a summary of the Company’s lease expense:

	Three Months Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Operating lease cost	$1,541	$1,472	$4,599	$4,589
Sublease Income	(14)	(14)	(41)	(42)
Finance lease cost:
Amortization of assets	391	368	1,186	1,090
Interest on lease liabilities	32	42	101	134
Total net lease cost	$1,950	$1,868	$5,845	$5,771

The following is a summary of lease information presented on the Company’s consolidated balance sheet:

	October 2,	January 2,
	2026	2026
	(in thousands)
Operating leases:
Right-of-use assets	$17,136	$16,600

Lease liability	$4,768	$4,670
Lease liability, less current portion	13,918	13,762
Total lease liabilities	$18,686	$18,432

Finance leases (included in equipment and leasehold improvements, net):
Equipment and leasehold improvements, net	$7,841	$7,471
Accumulated depreciation	(5,854)	(5,166)
Total equipment and leasehold improvements, net	$1,987	$2,305

Finance lease obligations	$1,076	$1,225
Finance lease obligations, less current portion	905	1,162
Total finance lease obligations	$1,981	$2,387

Weighted average remaining lease term (in years):
Operating Leases	4.86	5.47
Finance Leases	1.84	2.00

Weighted average discount rate:
Operating Leases	6.19%	6.47%
Finance Leases	5.43%	6.17%

Rent expense was $1.7 million and $5.0 million for the three and nine months ended October 2, 2026, respectively, as compared to $1.6 million and $5.1 million for the three and nine months ended October 3, 2025, respectively.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following is a summary of other information and supplemental cash flow information related to finance and operating leases:

	Nine Months Ended
	October 2,	October 3,
	2026	2025
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$4,964	$5,103
Operating cash flow from finance leases	98	134
Financing cash flow from finance leases	1,262	1,142

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$4,342	$4,834

The following is a summary of the Company’s maturities of lease liabilities as of October 2, 2026:

	Operating	Finance
	(in thousands)
Fiscal year:
Remainder of 2026	$1,658	$288
2027	5,868	1,172
2028	4,462	501
2029	2,930	102
2030	1,910	13
2031 and thereafter	4,788	2
Total lease payments	21,616	2,078
Less: Imputed interest	(2,930)	(97)
Total lease obligations	18,686	1,981
Less: Current obligations	4,768	1,076
Noncurrent lease obligations	$13,918	$905

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

During the nine months ended October 2, 2026 and October 3, 2025, the Company made matching contributions of $3.2 million and $2.4 million, respectively.

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

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The Company manages Genesys and has the power to direct the activities that most significantly impact Genesys’s performance, in addition to being obligated to absorb expected losses from Genesys. Accordingly, the Company is the primary beneficiary of Genesys and consolidates Genesys as a variable interest entity (“VIE”). In addition, the Company concluded there is no noncontrolling interest related to the consolidation of Genesys because the Company determined that (i) the shareholder of Genesys does not have more than a nominal amount of equity investment at risk, (ii) WES absorbs the expected losses of Genesys through its deferral of Genesys’s service fees owed to WES and the Company has, since entering into the administrative services agreement, had to continuously defer service fees for Genesys, and (iii) the Company believes Genesys will continue to have a shortfall on payment of its service fees for the foreseeable future, leaving no expected residual returns for the shareholder. As of October 2, 2026, the Company had one VIE — Genesys.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

9. SEGMENT AND GEOGRAPHICAL INFORMATION

Segment Information

The Company’s two segments are Energy, and Engineering and Consulting, and the Company’s chief operating decision maker (“CODM”), which continues to be its chief executive officer, receives and reviews financial information in this format.

In accordance with ASU 2023-07, the Company’s CODM evaluates the performance of each segment based upon the information provided below.

There were no intersegment sales during the three and nine months ended October 2, 2026 and October 3, 2025. In addition, enterprise-wide service line contract revenue is not included as it is impracticable to report this information for each group of similar services.

		Engineering	Unallocated		Consolidated
	Energy	& Consulting	Corporate	Intersegment	Total (1)
	(in thousands)
Fiscal Three Months Ended October 2, 2026
Contract revenue	$184,808	$29,719	$-	$-	$214,527
Direct subcontractor services and other direct costs	100,555	1,817	-	-	102,372
Direct salaries and wages	18,533	11,169	-	-	29,702
Gross profit	65,720	16,733	-	-	82,453
Other indirect costs	44,746	11,186	4,437	-	60,369
EBITDA (2)	20,950	5,548	(4,248)	-	22,250
Interest expense, net	-	-	1,071	-	1,071
Depreciation and amortization	5,257	523	-	-	5,780
Segment profit (loss) before income tax expense	15,693	5,025	(5,319)	-	15,399
Income tax expense (benefit)	3,961	719	(1,142)	-	3,538
Net income (loss)	11,732	4,306	(4,177)	-	11,861
Segment assets (3)	529,220	44,170	72,532	-	645,922
Fiscal Nine Months Ended October 2, 2026
Contract revenue	$515,365	$85,304	$-	$-	$600,669
Direct subcontractor services and other direct costs	272,954	5,886	-	-	278,840
Direct salaries and wages	55,556	33,210	-	-	88,766
Gross profit	186,855	46,208	-	-	233,063
Other indirect costs	125,949	33,494	12,093	-	171,536
EBITDA (2)	61,183	12,712	(10,968)	-	62,927
Interest expense, net	-	-	2,992	-	2,992
Depreciation and amortization	16,636	1,561	-	-	18,197
Segment profit (loss) before income tax expense	44,547	11,151	(13,960)	-	41,738
Income tax expense (benefit)	(3,200)	(801)	1,003	-	(2,998)
Net income (loss)	47,747	11,952	(14,963)	-	44,736
Segment assets (3)	529,220	44,170	72,532	-	645,922

(1)	Amounts may not add to the totals due to rounding.
(2)	“EBITDA” is defined as earnings before interest, taxes, depreciation and amortization.
(3)	Segment assets are presented net of intercompany receivables.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

		Engineering	Unallocated		Consolidated
	Energy	& Consulting	Corporate	Intersegment	Total (1)
	(in thousands)
Fiscal Three Months Ended October 3, 2025
Contract revenue	$154,750	$27,256	$-	$-	$182,006
Direct subcontractor services and other direct costs	85,536	1,503	-	-	87,039
Direct salaries and wages	17,169	10,709	-	-	27,878
Gross profit	52,045	15,044	-	-	67,089
Other indirect costs	35,793	9,878	2,643	-	48,314
EBITDA (2)	16,269	5,165	(2,329)	-	19,105
Interest expense, net	-	-	902	-	902
Depreciation and amortization	3,451	462	-	-	3,913
Segment profit (loss) before income tax expense	12,818	4,702	(3,230)	-	14,290
Income tax expense (benefit)	1,109	665	(1,205)	-	569
Net income (loss)	11,709	4,038	(2,026)	-	13,721
Segment assets (3)	405,854	40,979	61,092	-	507,925
Fiscal Nine Months Ended October 3, 2025
Contract revenue	$427,747	$80,118	$-	$-	$507,865
Direct subcontractor services and other direct costs	228,410	4,182	-	-	232,592
Direct salaries and wages	49,886	32,312	-	-	82,198
Gross profit	149,451	43,624	-	-	193,075
Other indirect costs	106,219	29,507	9,778	-	145,504
EBITDA (2)	42,518	14,112	(8,219)	-	48,411
Interest expense, net	-	-	4,890	-	4,890
Depreciation and amortization	12,346	1,511	-	-	13,857
Segment profit (loss) before income tax expense	30,173	12,600	(13,109)	-	29,664
Income tax expense (benefit)	(4,252)	(1,775)	1,847	-	(4,180)
Net income (loss)	34,424	14,376	(14,956)	-	33,844
Segment assets (3)	405,854	40,979	61,092	-	507,925

(1)	Amounts may not add to the totals due to rounding.
(2)	“EBITDA” is defined as earnings before interest, taxes, depreciation and amortization.
(3)	Segment assets are presented net of intercompany receivables.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The following tables provide information about disaggregated revenue by contract type, client type and geographical region:

	Three months ended October 2, 2026
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$27,296	$19,199	$46,495
Unit-based	60,213	9,180	69,393
Fixed price	97,299	1,340	98,639
Total (1)	$184,808	$29,719	$214,527

Client Type
Commercial	$44,580	$3,300	$47,880
Government	77,569	26,284	103,853
Utilities (2)	62,659	135	62,794
Total (1)	$184,808	$29,719	$214,527

Geography (3)
Domestic	$184,808	$29,719	$214,527

	Nine months ended October 2, 2026
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$54,537	$56,046	$110,583
Unit-based	171,544	24,465	196,009
Fixed price	289,284	4,793	294,077
Total (1)	$515,365	$85,304	$600,669

Client Type
Commercial	$122,818	$7,117	$129,935
Government	191,249	77,871	269,120
Utilities (2)	201,298	316	201,614
Total (1)	$515,365	$85,304	$600,669

Geography (3)
Domestic	$515,365	$85,304	$600,669

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

	Three months ended October 3, 2025
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$12,866	$18,382	$31,248
Unit-based	58,252	6,965	65,217
Fixed price	83,632	1,909	85,541
Total (1)	$154,750	$27,256	$182,006

Client Type
Commercial	$15,942	$1,945	$17,887
Government	64,587	25,256	89,843
Utilities (2)	74,221	55	74,276
Total (1)	$154,750	$27,256	$182,006

Geography (3)
Domestic	$154,750	$27,256	$182,006

	Nine months ended October 3, 2025
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$36,201	$55,341	$91,542
Unit-based	164,209	19,707	183,916
Fixed price	227,337	5,070	232,407
Total (1)	$427,747	$80,118	$507,865

Client Type
Commercial	$47,550	$5,511	$53,061
Government	168,750	74,452	243,202
Utilities (2)	211,447	155	211,602
Total (1)	$427,747	$80,118	$507,865

Geography (3)
Domestic	$427,747	$80,118	$507,865

(1)	Amounts may not add to the totals due to rounding.
(2)	Includes the portion of revenue related to small business programs paid by the end user/customer.
(3)	Revenue from the Company’s foreign operations was not material for the three and nine months ended October 2, 2026 and October 3, 2025.

Geographical Information

Substantially all of the Company’s consolidated revenue was derived from its operations in the U.S and U.S. territories. The Company operates through a network of offices spread across 26 U.S. states, the District of Columbia, the Commonwealth of Puerto Rico, and Canada. Revenues from the Company’s Canadian operations were not material for the three and nine months ended October 2, 2026, nor for the three and nine months ended October 3, 2025.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Customer Concentration

For the three and nine months ended October 2, 2026, the Company’s top 10 customers accounted for 48.6%, and 46.1%, respectively, of the Company’s consolidated contract revenue. For the three and nine months ended October 3, 2025, the Company’s top 10 customers accounted for 54.8%, and 52.3%, respectively, of the Company’s consolidated contract revenue.

For the three months ended October 2, 2026, the Company had individual customers that accounted for more than 10% of its consolidated contract revenue. For the three months ended October 2, 2026, the Company derived 10.2% of its consolidated contract revenue from one customer, Los Angeles Department of Water and Power (“LADWP”). For the nine months ended October 2, 2026, the Company had no individual customers that accounted for more than 10% of its consolidated contract revenue. For the three and nine months ended October 3, 2025, the Company had individual customers that accounted for more than 10% of its consolidated contract revenue. For the three months ended October 3, 2025, the Company derived 26.8% of its consolidated contract revenue from two customers, Southern California Edison and Clark County School District. For the nine months ended October 3, 2025, the Company derived 25.8% of its consolidated contract revenue from two customers, Southern California Edison and Clark County School District.

On a segment basis, the Company had individual customers that accounted for more than 10% of its segment contract revenues. For the three months ended October 2, 2026, the Company derived 11.6% of its Energy segment revenues from one customer, LADWP, and no single customer accounted for 10% or more of the Company’s Engineering and Consulting segment revenues. For the nine months ended October 2, 2026, no single customer accounted for 10% or more of the Company’s Energy segment revenues, and no single customer accounted for 10% or more of the Company’s Engineering and Consulting segment revenues. For the three months ended October 3, 2025, the Company derived 31.5% of its Energy segment revenues from two customers, Southern California Edison and Clark County School District, and no single customer accounted for 10% or more of the Company’s Engineering and Consulting segment revenues. For the nine months ended October 3, 2025, the Company derived 30.7% of its Energy segment revenues from two customers, Southern California Edison and Clark County School District, and no single customer accounted for 10% or more of the Company’s Engineering and Consulting segment revenues.

On a geographical basis, through the nine months ended October 2, 2026, the Company’s largest clients are based in California and New York. For the three and nine months ended October 2, 2026, services provided to clients in California accounted for 46.4% and 45.2%, respectively, of the Company’s consolidated contract revenue, and services provided to clients in New York accounted for 16.3% and 16.9%, respectively, of the Company’s consolidated contract revenue. For the three and nine months ended October 3, 2025, services provided to clients in California accounted for 46.3% and 43.7%, respectively, of the Company’s consolidated contract revenue, and services provided to clients in New York accounted for 17.3% and 19.0%, respectively, of the Company’s consolidated contract revenue.

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

At the end of fiscal year 2025, the Company’s total valuation allowance for future utilization of deferred tax assets was $1.1 million. As of October 2, 2026, the Company assessed all available positive and negative evidence available to determine whether, based on the weight of that evidence, there was a change in judgment related to the utilization of deferred tax assets in future years. The Company concluded that as of October 2, 2026, the valuation allowance for the Company’s deferred tax assets was appropriate in accordance with ASC 740. Consequently, there was no change to the valuation allowance during the three and nine months ended October 2, 2026.

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

The Company recognizes the tax benefit from uncertain tax positions if it is more likely than not that the tax positions will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefit is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. During the three and nine months ended October 2, 2026, and the three and nine months ended October 3, 2025, the Company did not record a liability for uncertain tax positions.

Based on the Company’s estimates and determination of an effective tax rate for the year, the Company recorded an income tax expense of $3.5 million and an income tax benefit of $3.0 million for the three and nine months ended October 2, 2026, respectively, compared to an income tax expense of $0.6 million and an income tax benefit of $4.2 million for the three and nine months ended October 3, 2025, respectively. During the three and nine months ended October 2, 2026, the difference between the effective tax rate and the federal statutory rate was primarily attributable to state taxes, non-deductible executive compensation, deductions related to stock-compensation, research and development tax credits, and the commercial energy-efficiency building deduction. During the three and nine months ended October 3, 2025, the difference between the effective tax rate and the federal statutory rate was primarily attributable to state taxes, nondeductible executive compensation, deductions related to stock option exercises, research and development tax credits, and the commercial energy-efficiency building deduction.

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

The following table sets forth the number of weighted-average common shares outstanding used to compute basic and diluted EPS:

	Three months ended		Nine months ended
	October 2,	October 3,	October 2,	October 3,
	2026	2025	2026	2025
	(in thousands, except per share amounts)
Net income (loss)	$11,861	$13,721	$44,736	$33,844
Weighted-average common shares outstanding	15,196	14,603	14,993	14,397
Effect of dilutive stock options and restricted stock awards	345	626	462	590
Weighted-average common shares outstanding-diluted	15,541	15,229	15,455	14,987
Earnings (Loss) per share:
Basic	$0.78	$0.94	$2.98	$2.35
Diluted	$0.76	$0.90	$2.89	$2.26

For the three months ended October 2, 2026, the Company excluded 65,000 common shares subject to outstanding equity awards from the calculation of diluted shares because their impact would have been anti-dilutive. For the three months ended October 3, 2025, the Company did not exclude any shares subject to outstanding equity awards from the calculation of diluted shares. For the nine months ended October 2, 2026 and October 3, 2025, the Company excluded an immaterial number of shares subject to outstanding equity awards from the calculation of diluted shares because their impact would have been anti-dilutive.

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

The acquisition was accounted for as a business combination in accordance with ASC 805. Under ASC 805, the Company recorded the acquired assets and assumed liabilities at their estimated fair value with the excess allocated to goodwill. Goodwill represents the value the Company expects to achieve through the operational synergies, the expansion into new markets and Burton’s assembled workforce. The Company estimates that the entire $41.0 million of goodwill resulting from the acquisition of Burton will be tax deductible.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

As of October 2, 2026, the purchase price allocation is preliminary and subject to change within the measurement period (not to exceed twelve months following the Burton Closing Date). The areas of the purchase price allocation that are not yet finalized relate primarily to contingent consideration valuation, intangible assets, and goodwill.

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

Preliminary consideration for the acquisition of Burton includes the following:

Burton
(in thousands)
Cash consideration	$52,000
Other working capital adjustments and holdbacks	1,228
Issuance of common stock	9,572
Contingent consideration	10,370
Total consideration	$73,170

The following table summarizes the amounts for the acquired assets recorded at their estimated fair value as of the acquisition date:

Burton
(in thousands)
Current assets	$19,418
Non-current assets (1)	24
Current liabilities	(19,170)
Non-current liabilities	(447)
Backlog	-
Customer relationships	28,700
Tradename	3,600
Non-compete agreements	-
Goodwill	41,045
Net assets acquired	$73,170

(1)	Excluded from non-current assets are backlog, customer relationships, tradename, non-compete and goodwill.

During the nine months ended October 2, 2026, the Company made adjustments, primarily related to contingent consideration, to the consideration paid for Burton, which resulted in an adjustment to the preliminary purchase price allocation of Burton. The adjustments resulted in an aggregate increase of $0.9 million in the net carrying value of backlog, customer relationships, tradename, non-compete agreements, and goodwill. The decrease in the fair value of intangible assets resulted in a decrease amortization expense of $0.5 million for the three months ended October 2, 2026.

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

For the three and nine months ended October 2, 2026, acquisition related costs associated with Burton were not material and were included in other general and administrative expenses in the condensed consolidated statements of comprehensive income. During the three and nine months ended October 2, 2026, the acquisition of Burton contributed $23.4 million and $51.3 million in revenue and contributed $1.9 million and $4.5 million in income from operations.

Acquisition of KCS Corporation

On August 17, 2026, (the “KCS Closing Date”), the Company acquired substantially all of the assets of KCS Corporation. (“KCS”). KCS is a diversified provider of engineering and construction support services with several years of experience in a variety of industries including telecommunications, power transmission and distribution, commercial and industrial automation, and renewable power generation. KCS’ financial information is included within the Company’s Energy segment beginning in the Company’s third quarter of fiscal year 2026.

The Company agreed to pay (i) $3.5 million in cash on the KCS Closing Date (subject to holdbacks and adjustments) and (ii) up to $1.5 million in cash if KCS exceeds certain financial targets during the two year after the KCS Closing Date; for a potential maximum purchase price of $5.0 million. The Company used cash on hand to fund the initial purchase price on the KCS Closing Date.

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

The Company expects to continue to obtain information for the purpose of determining the fair value of the assets acquired on the KCS Closing Date throughout the remainder of the measurement period. Accordingly, adjustments may be made as additional information is obtained about the facts and circumstances that existed as of the valuation date. Any adjustments will be recorded in the period in which they are identified.

As of October 2, 2026, the purchase price allocation is preliminary and subject to change within the measurement period (not to exceed twelve months following the KCS Closing Date) and is primarily comprised of $0.8 million in assets, $1.1 million in customer relationships, and $2.6 million in goodwill. The areas of the purchase price allocation that are not yet finalized relate primarily to contingent consideration valuation, intangible assets, and goodwill.

During the three and nine months ended October 2, 2026, KCS’ contribution to revenue and net income were not material to the Company’s consolidated financial statements.

Acquisition of Compass Municipal Advisors, LLC.

On January 2, 2026, (the “Compass Closing Date”), the Company acquired all the equity of Compass Municipal Advisors, LLC. (“Compass”). Compass is a full service municipal advisory firm providing a broad range of financial services to municipalities across the Southeast. Compass’ financial information is included within the Company’s Engineering and Consulting segment beginning on the last day of the Company’s fourth quarter of fiscal year 2025.

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

Compass’ financial information is included within the Engineering and Consulting segment. The Company finalized the purchase price allocation with respect to this transaction in the third quarter of fiscal 2026. As of October 2, 2026, the purchase price allocation is primarily comprised of $2.0 million in customer relationships and $2.0 million in goodwill.

During the three and nine months ended October 2, 2026, the acquisition of Compass contributed $2.1 million and $3.9 million in revenue and contributed $1.2 million and $1.8 million in net income from operations. The proforma financial information has not been presented because the impact of the acquisition was not material to the condensed consolidated financial statements.

The following unaudited pro forma financial information for the three and nine months ended October 2, 2026 and October 3, 2025, assumes that the acquisition of Burton and Compass occurred on the first day of the year prior to the year of acquisition. The proforma financial information for KCS has not been presented because the impact of the acquisition was not material to the condensed consolidated financial statements.

	Three Months Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2026	2025	2026	2025
	(in thousands, except per share data)
	(Unaudited)
Pro forma revenue	$214,527	$209,460	$639,002	$588,961

Pro forma income (loss) from operations	$16,304	$16,984	$46,381	$40,381
Pro forma net income (loss) (1)	$11,861	$15,758	$48,006	$41,451

Earnings (Loss) per share:
Basic	$0.78	$1.08	$3.20	$2.88
Diluted	$0.76	$1.03	$3.11	$2.77

Weighted average shares outstanding:
Basic	15,196	14,603	14,993	14,397
Diluted	15,541	15,229	15,455	14,987

(1)	Adjustments to pro forma net income included income from operations, amortization and interest expense.

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

Mantis Intermediate Holdings, LLC

On September 22, 2026, the Company, through its wholly owned subsidiary, WES, entered into a Membership Interest Purchase Agreement dated as of September 22, 2026 (the “Purchase Agreement”) with Mantis NewCo, LLC (“Seller”), pursuant to which Seller agreed to sell one hundred percent of the issued and outstanding equity securities (the “Subject Securities”) of Mantis Intermediate Holdings, LLC (“Mantis”) to WES (the “Transaction”), subject to certain closing conditions. On October 30, 2026, the Company completed the closing of the Transaction (“Mantis Closing Date”).

Mantis is a provider of smart solutions that delivers better building performance through managed facility services and turnkey program management. Leveraging expertise from a wide range of professional disciplines, Mantis offers a full suite of services across facility asset management, building controls, energy efficiency, and energy procurement. Mantis’s financial information will be included within the Energy segment beginning in the fourth quarter of fiscal year 2026 and the Company expects to finalize the purchase price allocation related to this transaction by the end of the third quarter of fiscal year 2027.

Pursuant to the Purchase Agreement, the Company agreed to pay $285 million for the purchase of all the equity of Mantis, consisting of $285 million in cash paid on the Mantis Closing Date (subject to holdback and adjustments).

The Mantis Purchase Agreement contains customary representations and warranties regarding the Company, WES, Mantis, and the Mantis Shareholders, indemnification provisions, and other provisions customary for transactions of this nature.

The Company paid the initial purchase price using a combination of $35.0 million of borrowings under its existing Revolving Credit Facility and $250.0 million of borrowings under a New Term Loan Facility as provided in its Credit Agreement (as defined below), as described below.

The acquisition is expected to be accounted for as a business combination in accordance with ASC 805. Under ASC 805, the Company recorded the acquired assets and assumed liabilities at their estimated fair value with the excess allocated to goodwill. Goodwill represents the value the Company expects to achieve through the operational synergies, the expansion into new markets and Mantis’ assembled workforce. However, at the time of this filing, the initial purchase price allocation has not been presented as the Company is still in the process of gathering and evaluating the necessary information required to complete the valuation of the acquired assets and liabilities. Accordingly, the preliminary allocation of the purchase price to the identifiable assets acquired and liabilities assumed is not yet available.

Second Amended and Restated Credit Agreement

On October 30, 2026, the Company entered into an Increase Request and Second Amendment to Amended and Restated Credit Agreement (the “Amendment”) among the Company, certain subsidiaries of the Company party thereto, the Lenders (as defined below) party thereto, and BMO Harris Bank, N.A., as administrative agent (in such capacity, the “Agent”), which amends the Company’s existing Amended and Restated Credit Agreement, dated as of May 5, 2025 (as amended, supplemented, or otherwise modified prior to the date of the Amendment, the “Existing Credit Agreement”; the Existing Credit Agreement as amended by the Amendment, the “Credit Agreement”), among the Company, the subsidiaries of the Company from time to time party thereto, the financial institutions from time to time party thereto as lenders (the “Lenders”), and the Agent. The Existing Credit Agreement provided for up to a $50.0 million term loan facility (the “Existing Term Loan Facility”), up to a $50.0 million delayed draw term loan facility (the “Existing Delayed

WILLDAN GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Draw Term Loan Facility”) and a $100.0 million revolving credit facility (the “Existing Revolving Credit Facility”; together with the Existing Term Loan Facility and the Existing Delayed Draw Term Loan Facility, collectively, the “Existing Credit Facilities”), each maturing on May 5, 2030. The Amendment amended the Existing Credit Agreement to, among other things, add an additional up to $250.0 million term loan facility (the “New Term Loan Facility”) to be used to finance the Transaction and to pay certain related fees and expenses, including, without limitation, to repay certain existing indebtedness of Mantis. The New Term Loan Facility matures on May 5, 2030 and bears interest at rates, and is subject to customary covenants, identical to those applicable to the Existing Credit Facilities, as described in the Credit Agreement. Except as expressly amended by the Amendment, the Existing Credit Agreement remains in effect in accordance with its existing terms.

On October 30, 2026, in connection with the closing of the Transaction, the Company borrowed $250.0 million under the New Term Loan Facility and $35.0 million under the Existing Revolving Credit Facility. The proceeds of such borrowings were used to pay part of the consideration owed in connection with the Transaction along with related fees and expenses, including, without limitation, to repay certain existing indebtedness of Mantis.

As of October 30, 2026, the Company had a fully drawn $50.0 million Existing Term Loan Facility with $46.9 million outstanding, a $100.0 million Existing Revolving Credit Facility with $35.0 million outstanding and $1.6 million in letters of credit issued, a $50.0 million Existing Delayed Draw Term Loan Facility with no borrowed amounts, and a fully drawn and outstanding $250.0 million under the New Term Loan Facility.

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

Third Quarter Overview

The following table sets forth, for the periods indicated, certain information derived from our condensed consolidated statements of comprehensive income(1):

	Three Months Ended
	October 2,		October 3,
	2026		2025		$ Change	% Change

	(in thousands, except percentages)

Contract revenue	$214,527	100.0%	$182,006	100.0%	$32,521	17.9%
Direct costs of contract revenue:
Salaries and wages	29,702	13.8	27,878	15.3	1,824	6.5
Subcontractor services and other direct costs	102,372	47.7	87,039	47.8	15,333	17.6
Total direct costs of contract revenue	132,074	61.6	114,917	63.1	17,157	14.9

Gross profit	82,453	38.4	67,089	36.9	15,364	22.9

General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	39,476	18.4	31,720	17.4	7,756	24.5
Facilities and facility related	2,499	1.2	2,369	1.3	130	5.5
Stock-based compensation	4,972	2.3	3,147	1.7	1,825	58.0
Depreciation and amortization	5,780	2.7	3,913	2.1	1,867	47.7
Other	13,422	6.3	11,078	6.1	2,344	21.2
Total general and administrative expenses	66,149	30.8	52,227	28.7	13,922	26.7

Income (loss) from operations	16,304	7.6	14,862	8.2	1,442	9.7

Other income (expense):
Interest expense, net	(1,071)	(0.5)	(902)	(0.5)	(169)	18.7
Other, net	166	0.1	330	0.2	(164)	(49.7)
Total other income (expense)	(905)	(0.4)	(572)	(0.3)	(333)	58.2

Income (Loss) before income tax expense	15,399	7.2	14,290	7.9	1,109	7.8
Income tax expense (benefit)	3,538	1.6	569	0.3	2,969	521.8
Net income (loss)	$11,861	5.5	$13,721	7.5	$(1,860)	(13.6)

(1)	Percentages are expressed as a percentage of contract revenue and may not total due to rounding.

	Nine Months Ended
	October 2,		October 3,
	2026		2025		$ Change	% Change

	(in thousands, except percentages)

Contract revenue	$600,669	100.0%	$507,865	100.0%	$92,804	18.3%
Direct costs of contract revenue:
Salaries and wages	88,766	14.8	82,198	16.2	6,568	8.0
Subcontractor services and other direct costs	278,840	46.4	232,592	45.8	46,248	19.9
Total direct costs of contract revenue	367,606	61.2	314,790	62.0	52,816	16.8

Gross profit	233,063	38.8	193,075	38.0	39,988	20.7

General and administrative expenses:
Salaries and wages, payroll taxes and employee benefits	112,944	18.8	95,404	18.8	17,540	18.4
Facilities and facility related	7,392	1.2	7,362	1.4	30	0.4
Stock-based compensation	13,475	2.2	8,755	1.7	4,720	53.9
Depreciation and amortization	18,197	3.0	13,857	2.7	4,340	31.3
Other	37,725	6.3	33,983	6.7	3,742	11.0
Total general and administrative expenses	189,733	31.6	159,361	31.4	30,372	19.1

Income (loss) from operations	43,330	7.2	33,714	6.6	9,616	28.5

Other income (expense):
Interest expense, net	(2,992)	(0.5)	(4,890)	(1.0)	1,898	(38.8)
Other, net	1,400	0.2	840	0.2	560	66.7
Total other income (expense)	(1,592)	(0.3)	(4,050)	(0.8)	2,458	(60.7)

Income (Loss) before income tax expense	41,738	6.9	29,664	5.8	12,074	40.7
Income tax expense (benefit)	(2,998)	(0.5)	(4,180)	(0.8)	1,182	(28.3)
Net income (loss)	$44,736	7.4	$33,844	6.7	$10,892	32.2

11

(1)	Percentages are expressed as a percentage of contract revenue and may not total due to rounding.

The following tables provide information about disaggregated revenue of our two segments, Energy and Engineering and Consulting, by contract type, client type and geographical region:

	Three months ended October 2, 2026
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$27,296	$19,199	$46,495
Unit-based	60,213	9,180	69,393
Fixed price	97,299	1,340	98,639
Total (1)	$184,808	$29,719	$214,527

Client Type
Commercial	$44,580	$3,300	$47,880
Government	77,569	26,284	103,853
Utilities (2)	62,659	135	62,794
Total (1)	$184,808	$29,719	$214,527

Geography (3)
Domestic	$184,808	$29,719	$214,527

	Nine months ended October 2, 2026
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$54,537	$56,046	$110,583
Unit-based	171,544	24,465	196,009
Fixed price	289,284	4,793	294,077
Total (1)	$515,365	$85,304	$600,669

Client Type
Commercial	$122,818	$7,117	$129,935
Government	191,249	77,871	269,120
Utilities (2)	201,298	316	201,614
Total (1)	$515,365	$85,304	$600,669

Geography (3)
Domestic	$515,365	$85,304	$600,669

	Three months ended October 3, 2025
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$12,866	$18,382	$31,248
Unit-based	58,252	6,965	65,217
Fixed price	83,632	1,909	85,541
Total (1)	$154,750	$27,256	$182,006

Client Type
Commercial	$15,942	$1,945	$17,887
Government	64,587	25,256	89,843
Utilities (2)	74,221	55	74,276
Total (1)	$154,750	$27,256	$182,006

Geography (3)
Domestic	$154,750	$27,256	$182,006

	Nine months ended October 3, 2025
	Energy	Engineering and Consulting	Total
	(in thousands)
Contract Type
Time-and-materials	$36,201	$55,341	$91,542
Unit-based	164,209	19,707	183,916
Fixed price	227,337	5,070	232,407
Total (1)	$427,747	$80,118	$507,865

Client Type
Commercial	$47,550	$5,511	$53,061
Government	168,750	74,452	243,202
Utilities (2)	211,447	155	211,602
Total (1)	$427,747	$80,118	$507,865

Geography (3)
Domestic	$427,747	$80,118	$507,865

(1)	Amounts may not add to the totals due to rounding.
(2)	Includes the portion of revenue related to small business programs paid by the end user/customer.
(3)	Revenue from our foreign operations was not material for the three and nine months ended October 2, 2026 and October 3, 2025.

Three Months Ended October 2, 2026 Compared to Three Months Ended October 3, 2025

Contract revenue. Consolidated contract revenue increased $32.5 million, or 17.9%, in the three months ended October 2, 2026, compared to the three months ended October 3, 2025, as a result of increased demand for our services in both our Energy segment and our Engineering and Consulting segment.

Contract revenue in our Energy segment increased $30.1 million, or 19.4%, in the three months ended October 2, 2026, compared to the three months ended October 3, 2025, primarily as a result of higher revenues across all of our service offerings, combined with incremental revenues from our acquisition of Burton Energy Group, LLC. (“Burton”) in May 2026.

Contract revenue in our Engineering and Consulting segment increased $2.4 million, or 9.0%, in the three months ended October 2, 2026, compared to the three months ended October 3, 2025, primarily due to increased demand for services provided to our clients, combined with the incremental revenues from our acquisition of Compass Municipal Advisors, LLC. (“Compass”) in January 2026.

Direct costs of contract revenue. Direct costs of consolidated contract revenue increased $17.2 million, or 14.9%, for the three months ended October 2, 2026, compared to the three months ended October 3, 2025, primarily as a result of the increased volume in contract revenues as described above. As a percentage of contract revenue, subcontractor services and other direct costs were relatively flat for the three months ended October 2, 2026 compared to the three months ended October 3, 2025. Direct salaries and wages declined, as a percentage of contract revenues, to 13.8% in the three months ended October 2, 2026, from 15.3% in the three months ended October 3, 2025, reflecting the increased mix of revenues from commercial projects and higher incentive revenue under utility programs in the current period.

Direct costs of contract revenue in our Energy segment increased $16.4 million, or 16.0%, for the three months ended October 2, 2026, compared to the three months ended October 3, 2025. Direct costs of contract revenue for the Engineering and Consulting segment increased $0.8 million, or 6.3%, in the three months ended October 2, 2026, compared to the three months ended October 3, 2025.

Gross Profit. Gross profit increased 22.9% to $82.5 million, or a 38.4% gross margin, for the three months ended October 2, 2026, compared to gross profit of $67.1 million, or a 36.9% gross margin, for the three months ended October 3, 2025. The increase in our gross margin was primarily driven by the changes in the mix of revenues as described above.

General and administrative expenses. General and administrative (“G&A”) expenses increased $13.9 million, or 26.7%, to $66.1 million in the three months ended October 2, 2026, compared to $52.2 million for the three months ended October 3, 2025. As a percentage of contract revenues, G&A increased to 30.8% in the three months ended October 2, 2026 from 28.7% in the three months ended October 3, 2025. G&A expenses consisted of an increase of $10.8 million, or 27.4%, in the Energy segment combined with an increase of $1.4 million, or 13.2%, in the Engineering and Consulting segment, and the remaining increase of $1.7 million, or 67.9%, in unallocated corporate expenses.

The overall increase in G&A expenses consisted of an increase of $7.8 million in salaries and wages, payroll taxes and employee benefits, an increase of $2.3 million in other general and administrative expenses, an increase of $1.9 million in depreciation and amortization, and an increase of $1.8 million in stock-based compensation. The increase in salaries and wages, payroll taxes and employee benefits was primarily due to increased staffing from acquisitions, an increase in incentive compensation consistent with the increase in operating profit, and higher fringe benefit costs consistent with the growth in direct and indirect labor costs. The increase in other general and administrative expenses was primarily due to increased professional service fees, software and other computer-related expenses. The increase in stock-based compensation expenses was primarily related to new stock grants to current employees, and members of the Board of Directors at a higher stock price. The increase in depreciation and amortization was driven by higher amortization of intangible assets from recent acquisitions.

Income (loss) from operations. Operating income increased 9.7% to $16.3 million for the three months ended October 2, 2026, compared to an operating income of $14.9 million for the three months ended October 3, 2025, as a result of the factors noted above.

Total other expense, net. Total other expense, net, increased $0.3 million, or 58.2%, for the three months ended, October 2, 2026, compared to the three months ended October 3, 2025, primarily due to the higher interest expense resulting from the increased borrowing under our Existing Revolving Credit Facility (as defined below) to partially finance the acquisition of Burton.

Income tax expense (benefit). We recorded an income tax expense of $3.5 million for the three months ended October 2, 2026, an effective tax expense rate of 23.0% on income before income tax expense, compared to an income tax expense of $0.6 million for the three months ended October 3, 2025, an effective tax rate of 4.0% on income before tax expense. The increase in the effective tax rate primarily resulted from decreases in discrete items related to stock compensation deductions and certain energy-efficiency building deductions.

Net income (loss). Our net income decreased 13.6% to $11.9 million for the three months ended October 2, 2026, as compared to a net income of $13.7 million for the three months ended October 3, 2025. The decrease in net income was primarily attributable to a higher effective tax rate combined with an increase in Total other expense, net.

Nine Months Ended October 2, 2026 Compared to Nine Months Ended October 3, 2025

Contract revenue. Consolidated contract revenue increased $92.8 million, or 18.3%, in the nine months ended October 2, 2026, compared to the nine months ended October 3, 2025, as a result of increased demand for our services in both our Energy segment and our Engineering and Consulting segment, combined with incremental revenues from Burton. The rate of growth was impacted by the effect of having one fewer week in the nine months ended of fiscal year 2026 when compared to our nine months ended of fiscal year 2025. When removing the impact of the additional week in the nine months ended of fiscal year 2025, contract revenue increased 21.3% in the nine months ended October 2, 2026, compared to the adjusted nine months ended October 3, 2025.

Contract revenue in our Energy segment increased $87.6 million, or 20.5%, in the nine months ended October 2, 2026, compared to the nine months ended October 3, 2025, primarily as a result of higher revenues across our service offerings, combined with incremental revenues from our acquisition of Burton.

Contract revenue in our Engineering and Consulting segment increased $5.2 million, or 6.5%, in the nine months ended October 2, 2026, compared to the nine months ended October 3, 2025, primarily due to increased demand for services provided to our clients, combined with the incremental revenues from our acquisition of Compass.

Direct costs of contract revenue. Direct costs of consolidated contract revenue increased $52.8 million, or 16.8%, for the nine months ended October 2, 2026, compared to the nine months ended October 3, 2025, primarily as a result of the increased volume of contract revenues as described above. As a percentage of contract revenue, subcontractor services and other direct costs increased modestly to 46.4% in the nine months ended October 2, 2026 from 45.8% in the nine months ended October 3, 2025, reflecting the higher mix of construction management revenues. Direct salaries and wages increased $6.6 million, or 8.0%, to support the increased volume of projects in the nine months ended October 2, 2026, compared to the nine months ended October 3, 2025, and declined, as a percentage of contract revenue, to 14.8% in the nine months ended October 2, 2026, from 16.2% in the nine months ended October 3, 2025.

Direct costs of contract revenue in our Energy segment increased $50.2 million, or 18.0%, for the nine months ended October 2, 2026, compared to the nine months ended October 3, 2025. Direct costs of contract revenue for the Engineering and Consulting segment increased $2.6 million, or 7.1%, in the nine months ended October 2, 2026, compared to the nine months ended October 3, 2025.

Gross Profit. Gross profit increased 20.7% to $233.1 million, or a 38.8% gross margin, for the nine months ended October 2, 2026, compared to gross profit of $193.1 million, or a 38.0% gross margin, for the nine months ended October 3, 2025. The increase in our gross margin was primarily driven by the changes in the mix of project revenues.

General and administrative expenses. G&A expenses increased $30.4 million, or 19.1%, to $189.7 million in the nine months ended October 2, 2026, compared to $159.4 million for the nine months ended October 3, 2025. As a percentage of contract revenue, G&A expenses were 31.6% of contract revenues in the nine months ended October 2, 2026, compared to 31.4% for the nine months ended October 3, 2025. G&A expenses consisted of an increase of $24.0 million, or 20.3%, in the Energy segment combined with an increase of $4.1 million, or 13.0%, in the Engineering and Consulting segment, and the remaining increase of $2.3 million, or 23.7%, in unallocated corporate expenses.

The overall increase in G&A expenses consisted of an increase of $17.5 million in salaries and wages, payroll taxes and employee benefits, an increase of $4.7 million in stock-based compensation, an increase of $4.3 million in depreciation and amortization, and an increase of $3.7 million in other general and administrative expenses. The increase in salaries and wages, payroll taxes and employee benefits was primarily due to increased staffing from acquisitions, an increase in incentive compensation, consistent with the improvement in operating profit, and higher fringe benefit costs consistent with the growth in direct and indirect labor costs. The increase in stock-based compensation expenses was primarily related to new stock grants to current employees and members of the Board of Directors at a higher stock price. The increase in depreciation and amortization was driven by higher amortization of intangible assets from recent acquisitions. The increase in other general and administrative expenses was primarily due to increased professional service fees, software and other computer-related expenses.

Income (loss) from operations. Operating income increased 28.5% to $43.3 million for the nine months ended October 2, 2026, compared to an operating income of $33.7 million for the nine months ended October 3, 2025, as a result of the factors noted above.

Total other expense, net. Total other expense, net, decreased $2.5 million, or 60.7%, for the nine months ended October 2, 2026, compared to the nine months ended October 3, 2025, primarily due to the absence of a one-time charge for unamortized debt issuance costs related to our prior credit facilities that we had in the second quarter of fiscal 2025 and the absence of a one-time charge related to a facility lease modification that we had in the first fiscal quarter of fiscal 2025, combined with by the higher interest expense resulting from the higher debt levels under our credit facilities in the first half of fiscal 2025.

Income tax expense (benefit). We recorded an income tax benefit of $3.0 million for the nine months ended October 2, 2026, an effective tax benefit rate of 7.2% on income before income tax expense, compared to an income tax benefit of $4.2 million for the nine months ended October 3, 2025, an effective tax rate of 14.1% on income before tax expense. The increase in the effective tax rate resulted from the increase in income before income tax, combined with the decreases in discrete items related to stock compensation deductions and energy-efficiency building deductions.

Net income (loss). Our net income was $44.7 million for the nine months ended October 2, 2026, as compared to a net income of $33.8 million for the nine months ended October 3, 2025. The increase in net income was primarily attributable to the increase in income from operations a result of increasing revenue, combined with a reduction in Total other expense, net and higher effective tax rate.

Liquidity and Capital Resources

	Nine Months Ended
	October 2,	October 3,
	2026	2025
	(in thousands)
Net cash provided by (used in):
Operating activities	$32,946	$40,904
Investing activities	(60,958)	(40,327)
Financing activities	4,304	(41,626)
Net increase (decrease) in cash and cash equivalents	$(23,708)	$(41,049)

Sources of Cash

Our primary sources of liquidity for the next 12 months and beyond are cash generated from operations, cash and cash equivalents, and available borrowings under our revolving credit facility(the “Existing Revolving Credit Facility”) and delayed draw term loan facility (the “Existing Delayed Draw Term Loan Facility”) under the Credit Agreement (as defined below). We believe that these sources will be sufficient to finance our operating activities for at least the next 12 months.

As of October 2, 2026, we had a fully drawn $50.0 million term loan facility (the “Existing Term Loan Facility”) with $46.9 million outstanding, a $100.0 million Existing Revolving Credit Facility with $15.0 million outstanding and $1.6 million in letters of credit issued. We also had an undrawn $50.0 million Existing Delayed Draw Term Loan Facility. The Existing Delayed Draw Term Loan Facility must be drawn before May 2027. The Existing Term Loan Facility, the Existing Revolving Credit Facility, and the Existing Delayed Draw Term Loan Facility (collectively, the “Existing Credit Facilities”) are each scheduled to mature on May 5, 2030. In addition to the Existing Credit Facilities, we had $39.2 million of unrestricted cash and cash equivalents as of October 2, 2026. Unhedged borrowings under our Existing Credit Facilities, exclusive of the effects of upfront fees, undrawn fees and issuance cost amortization, bore interest at an annual rate of 5.5% as of October 2, 2026. See Part I, Item 1, Note 6, “Debt Obligations”, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, and Part II, Item 8, Note 5, “Debt Obligations”, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2026, for information regarding our indebtedness, including information about the Credit Agreement and repayments, principal repayment terms, interest rates, covenants, and other key terms of our outstanding indebtedness.

On October 30, 2026, we entered into an Increase Request and Second Amendment to Amended and Restated Credit Agreement (the “Amendment”), which amends our Amended and Restated Credit Agreement, dated as of May 5, 2025 (as amended, supplemented, or otherwise modified prior to the date of the Amendment, the “Existing Credit Agreement”; the Existing Credit Agreement as amended by the Amendment, the “Credit Agreement”). The Amendment amended the Existing Credit Agreement to, among other things, add an additional up to $250.0 million term loan facility (the “New Term Loan Facility”) to finance the acquisition of Mantis Intermediate Holdings, LLC (“Mantis”). As of October 30, 2026, we had a fully drawn $50.0 million Existing Term Loan Facility with $46.9 million outstanding, a $100.0 million Existing Revolving Credit Facility with $35.0 million outstanding and $1.6 million in letters of credit issued, and a fully drawn $250.0 million New Term Loan Facility. We also had an undrawn $50.0 million Existing Delayed Draw Term Loan Facility. For more information, see Part I, Item 1, Note 14, “Subsequent Events”, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Cash Flows from Operating Activities

Cash flows provided by operating activities were $32.9 million for the nine months ended October 2, 2026, as compared to $40.9 million for the nine months ended October 3, 2025. Cash flows from operating activities primarily consists of net income, adjusted for non-cash charges, such as depreciation and amortization and stock-based compensation, plus or minus changes in current operating assets and liabilities. Cash flows provided by operating activities for the nine months ended October 2, 2026, resulted primarily from the higher net income supplemented by non-cash expenses from stock compensation and intangible amortization, partially offset by higher working capital requirements to support the growth in revenue. Cash flows provided by operating activities for the nine months ended October 3, 2025, resulted primarily from the increase in earnings partially offset by higher working capital requirements to support the expansion of revenue.

Cash Flows from Investing Activities

Cash flows used in investing activities were $61.0 million for the nine months ended October 2, 2026, as compared to cash flows used in investing activities of $40.3 million for the nine months ended October 3, 2025. Cash flows used in investing activities for the nine months ended October 2, 2026 and for the nine months ended October 3, 2025 were primarily due to cash paid for acquisitions, combined with cash paid for the development of proprietary software and the purchase of computers and equipment.

Cash Flows from Financing Activities

Cash flows provided by financing activities were $4.3 million for the nine months ended October 2, 2026, as compared to cash flows used in financing activities of $41.6 million for the nine months ended October 3, 2025.

For the nine months ended October 2, 2026, cash flows provided by financing activities were primarily attributable to borrowings, and repayments, of $30.0 million and $15.0 million, respectively, under the Existing Revolving Credit Facility combined with $4.3 million of proceeds from sales of common stock under the employee stock purchase plan, and $3.1 million of proceeds from stock option exercises. In addition, the receipt, and disbursement, of $7.2 million and $4.2 million, respectively, related to utility rebates impacted Restricted Cash. Cash flows provided by financing activities were partially offset by $9.1 million cash used to fund the repurchase of vesting stock grants to support the payments of withholding taxes, $8.8 million in payments for contingent consideration, and $1.9 million cash used for principal payments on our Existing Term Loan Facility. For the nine months ended October 3, 2025, cash flows used in financing activities were primarily attributable to the $39.0 million cash used to pay down our Existing Revolving Credit Facility, $5.1 million cash used to fund the repurchase of vesting stock grants to support the payments of withholding taxes, $1.1 million principal payments on finance leases combined with repayments and borrowings of $90.0 million and $88.4 million, respectively, related to our Existing Credit Agreement. Cash flows used in financing activities were partially offset by $3.2 million of proceeds from sales of common stock under the employee stock purchase plan, and $2.5 million in proceeds from stock option exercise.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements or liabilities. In addition, our policy is not to enter into futures or forward contracts. Finally, we do not have any majority-owned subsidiaries or any interests in, or relationships with, any special-purpose entities that are not included in the consolidated financial statements. We have, however, an administrative services agreement with Genesys Engineering, P.C. (“Genesys”) in which we provide Genesys with ongoing administrative, operational and other non-professional support services. We manage Genesys and have the power to direct the activities that most significantly impact Genesys’ performance, in addition to being obligated to absorb expected losses from Genesys. Accordingly, we are the primary beneficiary of Genesys and consolidate Genesys as a variable interest entity.

Short and Long-term Uses of Cash

General

Our principal uses of cash are to fund operating expenses, support working capital requirements, finance capital expenditures, and pay down outstanding debt. From time to time, we also use cash to fund business acquisitions. Our cash and cash equivalents are impacted by the timing of when we invoice and are paid by our customers for services rendered and when we pay expenses as reflected in the change in our outstanding accounts payable and accrued expenses.

Contractual Obligations

The following table sets forth our known contractual obligations as of October 2, 2026:

		Less than			More than
Contractual Obligations	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
	(in thousands)
Debt (1)	$61,637	$2,500	$4,868	$54,269	$—
Interest payments on debt outstanding (2)	11,992	3,377	6,360	2,255	—
Operating leases	18,686	4,768	7,270	2,364	4,284
Finance leases	1,981	1,076	865	38	2
Total contractual cash obligations	$94,296	$11,721	$19,363	$58,926	$4,286
(1)	Debt includes $46.6 million outstanding on our Existing Term Loan Facility, net of issuance costs, $15.0 million outstanding on our Existing Revolving Credit Facility, and no borrowed amounts outstanding on our Existing Delayed Draw Term Loan Facility as of October 2, 2026. We have assumed no future borrowings or repayments after October 2, 2026 (other than at maturity) for purposes of this table. Our Existing Term Loan Facility and Existing and Revolving Credit Facility are scheduled to mature on May 5, 2030.
(2)	Borrowings under our Existing Term Loan Facility and Existing Revolving Credit Facility bear interest at a variable rate. Future interest payments on our Existing Credit Facilities are estimated using floating rates in effect as of October 2, 2026.

We have contingent obligations to make earnout payments in connection with our acquisitions of Enica Engineering, PLLC. (“Enica”), Alternative Power Generation, Inc. (“APG”), Compass, Burton, and KCS Corporation (“KCS”), subject to their future financial performance.

As of October 2, 2026, we are contingently obligated to pay up to $3.0 million in cash if Enica exceeds certain financial targets during the second year after the Enica closing date of October 23, 2024, contingently obligated to pay up to $12.0 million if APG exceeds certain financial targets during the second and third year after the APG closing date of March 3, 2025, contingently obligated to pay up to $1.0 million in cash if Compass exceeds certain financial targets during the first year after the Compass closing date of January 2, 2026, contingently obligated to pay up to $12.0 million in cash if Burton exceeds certain financial targets during the first and second year after the Burton closing date of May 4, 2026, and contingently obligated to pay up to $1.5 million in cash if KCS exceeds certain financial targets during the first and second year after the KCS closing date of August 17, 2026.

As of October 2, 2026, we had contingent consideration payable of $25.9 million related to the acquisitions of Enica, APG, Compass, Burton, and KCS. Through the nine months ended October 2, 2026, our statement of operations includes $2.4 million of interest accretion (excluding fair value adjustments) related to the contingent consideration.

Outstanding Indebtedness

See Part I, Item 1, Note 6, “Debt Obligations”, and Note 14 “Subsequent Events”, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, and Part II, Item 8, Note 5, “Debt Obligations”, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2026, for information regarding our indebtedness, including information about new borrowings and repayments, principal repayment terms, interest rates, covenants, and other key terms of our outstanding indebtedness.

Interest Rate Swap

From time to time, we enter into interest rate hedging agreements to moderate our exposure to fluctuations in interest rates underlying our variable rate debt. For more information, see Part I, Item 3, “Quantitative and Qualitative Disclosures About Market Risk”, and Note 5, “Derivative Financial Instruments”, to the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. We currently do not have any interest rate hedges in place.

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

Impact of Certain Federal Policies

Federal policies related to tariffs and renewable energy incentives have been subject to frequent and significant changes from executive orders issued by the federal administration. While we have not experienced a material impact to our operating results or our outlook for future business, there can be no assurance that these measures will not impact our ability to procure cost-effective pricing of materials used in our projects at various building sites, or result in a reduction in demand for our services as a result of inflation, lead times, or other impacts that may derive from changes in the current administration’s executive orders.

Components of Revenue and Expense

Contract Revenue

We generally provide our services under contracts, purchase orders or retainer letters. The agreements we enter into with our clients typically incorporate one of three principal types of pricing provisions: time-and-materials, unit-based, and fixed price. Revenue on our time-and-materials and unit-based contracts are recognized as the work is performed in accordance with specific terms of the contract. As of October 2, 2026, 18% of our contracts are time-and-materials contracts, 33% are unit-based contracts, and 49% are fixed price contracts, compared to 18% are time-and-materials contracts, 36% are unit-based contracts, and 46% are fixed price contracts, as of October 3, 2025.

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

As of October 2, 2026, we had cash and cash equivalents of $42.2 million, including restricted cash. This amount represents cash on hand in business checking accounts with our banks. We do not engage in trading activities and do not participate in foreign currency transactions.

We are subject to interest rate risk in connection with our Existing Term Loan Facility and borrowings, if any, under our Existing Revolving Credit Facility, each of which bears interest at variable rates. As of October 2, 2026, the Company had a fully drawn $50.0 million Existing Term Loan Facility with $46.9 million outstanding, a $100.0 million Existing Revolving Credit Facility with $15.0 million outstanding, and $1.6 million in letters of credit issued, and a $50.0 million Existing Delayed Draw Term Loan Facility with no borrowed amounts. Each of our Existing Credit Facilities matures on May 5, 2030 and is governed by our Credit Agreement. For information regarding our borrowings under the New Term Loan Facility and the Existing Revolving Credit Facility on October 30, 2026, see Part I, Item 1, Note 14, “Subsequent Events”, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Based upon the amount of our outstanding indebtedness as of October 2, 2026, a one percentage point increase in the effective interest rate would change our annual interest expense by approximately $0.6 million in fiscal year 2026.

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

In connection with the preparation of this Quarterly Report, an evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of October 2, 2026. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, as of October 2, 2026.

On January 2, 2026, May 4, 2026 and August 17, 2026, we completed the acquisition of Compass, Burton, and KCS, respectively. Prior to the acquisition, Compass, Burton, and KCS were privately-held companies and were not subject to the Sarbanes-Oxley Act of 2002, the rules and regulations of the SEC, or other corporate governance requirements applicable to public reporting companies. As part of our ongoing integration activities, we are continuing to incorporate our controls and procedures into Compass, Burton, and KCS, and, if needed, to augment our company-wide controls to reflect the risks that may be inherent in the acquisition of these privately-held companies.

Other than our integration of Compass, Burton and KCS, there have been no changes in our internal control over financial reporting during the quarter ended October 2, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the fiscal quarter ended October 2, 2026, we made the following repurchases of shares of our common stock from employees to satisfy tax withholding obligations incurred in connection with the vesting of restricted stock:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under the Plans or Programs
July 4, 2026 – July 31, 2026	—	—	—	—
August 1, 2026 – August 28, 2026	1,093	$74.13	—	—
August 29, 2026 – October 2, 2026	—	—	—	—
TOTAL	1,093	$74.13	—	—

ITEM 3. Defaults upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

During the third quarter of 2026, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

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

2.3‡

Membership Interest Purchase Agreement, dated as of September 22, 2026, by and among Mantis NewCo, LLC, Willdan Energy Solutions, Inc. and Willdan Group, Inc. (incorporated by reference to Exhibit 2.1 to Willdan Group, Inc.’s Current Report on Form 8-K filed on September 23, 2026).

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

10.2

Increase Request and Second Amendment to Amended and Restated Credit Agreement, dated October 30, 2026, among Willdan Group, Inc., its subsidiaries from time to time party thereto, the financial institutions from time to time party thereto as lenders, and BMO Bank N.A., as administrative agent. (incorporated by reference to Exhibit 10.1 to Willdan Group, Inc.’s Current Report on Form 8-K filed on November 5, 2026).

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
November 5, 2026